Form 10-K
period 2004-07-03
BOOKHAM TECHNOLOGY PLC
filed 2004-09-16
CIK 1110647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR
☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2004 to July 3, 2004

Commission file number 0-30684

Bookham, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-1303994 (I.R.S. Employer Identification No.)
2584 Junction Avenue San Jose, California (Address of Principal Executive Offices)	95134 (Zip Code)

Registrant's telephone number, including area code: 408-919-1500
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the Common Stock held by non-affiliates of the registrant was $188,782,586 based on the closing price of the registrant's Common Stock on September 10, 2004 as reported by the NASDAQ National Market ($7.55 per share). As of September 10, 2004, there were 33,516,768 shares of Common Stock outstanding.

TRANSITION REPORT ON FORM 10-K
PERIOD ENDED JULY 3, 2004

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This report and the documents incorporated in it by reference contain forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "estimate," "may," "will" and "continue" or similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned "Business," "Certain Factors that May Affect Future Results," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report and the documents incorporated in it by reference identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

PART I

Item 1.    Business

        Bookham is a Delaware corporation and was incorporated on June 29, 2004. On September 10, 2004, pursuant to a scheme of arrangement under UK law, Bookham became the publicly traded parent company of the Bookham Technology plc group of companies, including Bookham Technology plc, a public limited company incorporated under the laws of England and Wales whose stock was previously traded on the London Stock Exchange and the NASDAQ National Market. Our common stock is traded on the NASDAQ National Market under the symbol "BKHM." Pursuant to the scheme of arrangement, all outstanding ordinary shares of Bookham Technology plc were exchanged for shares of our common stock on a ten for one basis. All references in this document to the number of shares, per share amounts and market prices have been restated to reflect the closing of the scheme of arrangement. In connection with the scheme of arrangement, Bookham changed its corporate domicile from the United Kingdom to the United States. Bookham assumed Bookham Technology plc's Securities and Exchange Commission, or SEC, and financial reporting history effective September 10, 2004. As a result, management deems Bookham Technology plc's consolidated business activities prior to September 10, 2004 to represent Bookham's consolidated business activities as if Bookham and Bookham Technology plc had historically been the same entity. References to "the Company" refer to Bookham, Inc. without its subsidiaries. References to "we," "our," "us" or "Bookham" mean the Company and its subsidiaries and refers to Bookham's consolidated business activities since September 10, 2004 and Bookham Technology plc's consolidated business activities prior to September 10, 2004. In contemplation of the scheme arrangement, Bookham Technology plc changed its fiscal year end from December 31 to the Sunday closest to June 30. Bookham's fiscal year end is also the Sunday closest to June 30. Accordingly, our financial statements have been prepared for the six months ended July 3, 2004, and now will be prepared for fifty-two/fifty-three week cycles going forward. In view of this change, this Form 10-K is a transition report and includes financial information for the six-month transition period ended July 3, 2004 and for the twelve- month periods ended December 31, 2003, 2002 and 2001. In addition, we changed our functional currency from pounds sterling to the U.S. dollar effective September 10, 2004. The change in functional currency is a result of the change in the principal economic environment in which we operate. In addition, our common stock is only traded on the Nasdaq National Market, where previously, our ordinary shares had been traded on the London Stock Exchange and the Nasdaq National Market. Our annual reports on Form 20-F for the years ended December 31, 2003, 2002 and 2001 contained Bookham Technology plc's consolidated financial statements prepared in accordance with accounting principles generally accepted in the United

Kingdom and were denominated in pounds sterling. Our consolidated balance sheets as of July 3, 2004, June 29, 2003, December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the six month period ended July 3, 2004 and June 29, 2003 and the years ended December 31, 2003, 2002 and 2001 contained in this transition report on Form 10-K have been prepared in conformity with United States generally accepted accounting principles, or GAAP.

        On March 8, 2004, we completed our merger with New Focus, Inc. The acquisition of New Focus added new product lines that service markets such as research and semiconductor capital equipment, as well as a direct sales force and group distributors. For the year ended December 28, 2003, New Focus reported revenues of $27.1 million for a gross margin of 22.7%. The acquisition of New Focus also contributed additional cash resources of approximately $105.0 million to fund our operations and a facility in Shenhzen, China which we intend to use as a comparatively low cost manufacturing site.

        On June 10, 2004, we acquired the entire issued share capital of Onetta, Inc., based in Sunnyvale, California for 2,764,030 shares of common stock valued at $24.7 million. Onetta provides optical amplifier modules and subsystems for communications networks.

        On July 21, 2004, we announced that we had sold JCA Technology, Inc. to Endwave Corporation for a consideration of $6.0 million. JCA Technology, Inc., which was based in San Jose, California and acquired as part of the New Focus transaction, primarily supplies a comprehensive line of radio frequency (RF) amplifiers for defense applications.

Industry Background

        In the 1990s, telecommunications network vendors and data communication vendors increasingly incorporated optical systems into communications infrastructures, taking advantage of the ability of fiber optic systems to support dramatically greater bandwidths than traditional copper networks. Widespread adoption of fiber optic systems has significantly improved the ability of these networks to transmit and manage the high volume of voice, video and data traffic generated in recent years by the growth of the Internet and other innovative communications technologies. The build-out of fiber optic networks required optical components that combine, generate, detect, manipulate and process light signals as they are transmitted.

        By the late 1990s, excess spending on optical telecommunications systems and the resulting demand for optical components had insulated existing component suppliers from normal business practices, resulting in production inefficiencies and inflated profit margins, as well as attracting new entrants into the market. Since 2001, however, as a result of declining market conditions, network carriers have drastically reduced their investments in the infrastructure and technology required to grow and support their networks. This resulting reduction in demand for optical systems has subjected optical component suppliers to more traditional business disciplines, such as appropriate capacity utilization, manufacturing economies of scale and prudent operating cost structures. In response, optical component suppliers have been required to reduce manufacturing and operating cost overheads dramatically in order to sustain their businesses during a period of reduced demand and to ensure they achieve cost efficiencies required to meet their customers' pricing demands.

        In addition, most large optical systems vendors have historically used components developed and produced by their own organizations to fulfill their needs for optical components. However, as the market for optical systems declined, optical systems vendors were exposed to many of the same inefficiency challenges facing independent optical component companies. These challenges, as well as the prioritization on optical systems design manufacturing, resulted in the divestiture or closure of many captive optical component businesses. As a result, during the last two years, optical systems vendors have been seeking component suppliers with a depth of technology expertise and breadth of product portfolio that no longer exists within their own organizations and the manufacturing capabilities that they have sold, outsourced or eliminated.

        These trends have created significant pressure on optical component suppliers to consolidate so they can meet system vendor demands for complete solutions by developing and manufacturing the key components for optical networks on a rapid and efficient basis. In addition, market trends have created significant pressure on component suppliers to consolidate in order to achieve the critical mass that permits them to capture a larger revenue base, achieve enhanced economies of scale and maintain more comprehensive relationships with key customers. As a result, there has been significant consolidation in the marketplace, including our acquisition of the optical components businesses of Nortel Networks Corporation and Marconi Optical Components Limited and the acquisition by Avanex, Inc., of the optical components business of Alcatel, Inc. We believe that the trend towards consolidation will continue, providing companies positioned as consolidators with the opportunity to capture increased market share, key customers and improved profits through increased capacity utilization.

        The market for optical components continues to evolve. Telecommunications network vendors are requiring optical component suppliers to take advantage of developments in product integration and miniaturization to provide solutions incorporating multiple optical components on a single subsystem or module, thereby reducing the need for component assembly and additional testing by the vendor. Historically, the market for telecommunications products has been characterized by high performance, high cost and significant product customization, while the market for data communications products has been characterized by high volume, low cost and standardization. This distinction is increasingly blurred as technologies evolve that cost-effectively address both sets of applications at attractive price points, creating an opportunity to leverage technologies that meet the broader demands of the combined markets. In addition, the optical technology originally developed for the communications industry, such as high-power lasers, is also increasingly being deployed in industrial, automotive, aerospace and military applications. Exploitation of these opportunities offers optical component suppliers the opportunity to achieve improved margins and leverage embedded research and development expertise in new applications that are less dependent on the cycles of the telecommunications industry.

        In 2003, it was estimated that the market for optical components for use in optical communications applications was approximately $2.0 billion, of which we estimate approximately $1.2 billion was for telecommunications networks and approximately $800 million was for data communication networks. We also believe a significant opportunity exists for the innovative technology solutions developed for these optical communications applications to be applied in a variety of other non-telecommunications markets, including military and industrial applications.

        To succeed in such a challenging and evolving market, we believe that an optical component supplier must be able to:

  •
  Offer a broad product portfolio of components;

  •
  Maintain strong relationships with the world's leading optical systems vendors;

  •
  Develop and maintain technologies that can be leveraged into new markets;

  •
  Have integrated, cost efficient manufacturing facilities with conservatively managed manufacturing and operating overhead; and

  •
  Be positioned as an industry consolidator with a proven track record.

Bookham's Solution

        We have responded to the demands of the optical components market by maintaining our focus on research and development, consolidating manufacturing facilities and reducing overhead, and pursuing an acquisition and consolidation strategy that has allowed us to achieve greater economies of scale and a broader product portfolio.

  •
  We believe that we offer one of the most comprehensive end-to-end portfolios of optical component solutions to the telecommunications market. We believe that as a result of our broad product portfolio, we are a significant and important supplier to leading optical systems vendors.

  •
  We have employed a focused acquisition and consolidation strategy. Our senior management team has demonstrated its capacity to acquire and integrate industry participants. We acquired the optical components businesses of Marconi Optical Components Limited and Nortel Networks Corporation in 2002. Additionally, we acquired Ignis Optics, Inc. and the business of Cierra Photonics, Inc. in 2003 and New Focus and Onetta in 2004. These acquisitions significantly increased our product portfolio and manufacturing expertise, while providing established relationships with leading optical systems vendors.

  •
  As part of the process of integrating acquired businesses and companies, we have in the past year taken significant steps to rationalize production capacity, adjust headcount and restructure resources to reduce manufacturing and operating overhead. During 2003, we consolidated nine manufacturing facilities into three. In 2004, we announced a restructuring plan which includes moving the majority of our assembly and test operations from our site in Paignton, U.K. to our facility in Shenzhen, China.

  •
  To further diversify our product portfolio, we are pursuing laser, semiconductor and other technologies for non-communications applications.

        As a result of these actions, we believe Bookham is well positioned to meet the demands of the optical components market and expand into new markets.

Bookham's Strategy

        Our goal is to maintain and enhance our position through the following steps:

  •
  Continue to leverage broad product portfolio and technology expertise to gain share in the telecommunications market. We believe that our broad product portfolio, including the family of products acquired in the Nortel Networks Corporation transaction, can be sold to a broad range of optical vendors in the telecommunications market, including existing customers such as Nortel Networks Limited, Marconi Communications and Huawei, as well as new customers. We also intend to continue to leverage our technology expertise to expand our broad product portfolio to include integrated subsystems and other solutions that optical systems vendors need in order to upgrade or enhance network efficiency.

  •
  Continue to focus on rigorous cost containment. We intend to continue to identify and implement cost-savings programs throughout the company, including programs to align our manufacturing resources appropriately and transition our manufacturing activities to competitive cost locations, such as our new Shenzhen, China facility. We continue to focus on managing our variable costs through yield improvements, labor productivity gains, component substitutions and aggressive supply chain management.

  •
  Expand in the data communications and other markets. We intend to leverage our technology base and acquisition strategy to increase our presence in a variety of new markets, including data communications, military, industrial research, semiconductor capital equipment and biotechnology applications.

  •
  Enhance global presence. We sell our components in Europe, North America and Asia, and we maintain facilities in each of those markets. We intend to continue to enhance our presence in each of these regions, with a particular focus on our sales and marketing presence in North America and our manufacturing capability in China.

  •
  Broaden sales, marketing and customer support capabilities. We intend to develop our sales and marketing infrastructure and customer support functions to ensure that our customer relationships continue after products are deployed, to retain existing customers and to identify areas for further technical improvement and development.

  •
  Implement strategic acquisition opportunities. We believe it is essential that we continue to acquire and integrate businesses with new or complementary technologies and markets in order to maintain the critical mass sufficient to sustain a leadership position in our market, enhance economies of scale and achieve profitability. While we are in current discussions with a variety of companies, we do not have any agreements or understandings to effect any specific transaction.

Bookham Product Offerings

        We design, manufacture and market optical components that generate, detect, route, amplify and manipulate light signals with primary application in communications networks. We have significant expertise in technology such as III-V optoelectronic semiconductors utilizing indium phosphide and gallium arsenide substrates, thin film filters and micro optic assembly and packaging technology. In addition to these technology platforms, we also have electronics design, firmware and software capabilities to produce transceivers, transponders, intelligent optical amplifiers and other added value subsystems.

        We believe that our acquisitions from Nortel Networks Corporation and Marconi Optical Components Limited, as well as our acquisitions of the business of Cierra Photonics, Ignis Optics, New Focus and Onetta, represent important steps that have significantly enhanced our product portfolio. We believe our enhanced product portfolio will enable us to provide optical systems suppliers with subsystems and modules using our component set. This ability to offer a more comprehensive array of products addresses our customers' goals of reducing the number of suppliers from whom they purchase. In addition, we feel that we are now positioned to offer products previously produced and deployed by Nortel Networks Corporation to other leading system manufacturers who, in the past, may not have been willing to purchase components from Nortel Networks Corporation, as one of their competitors.

        Our products provide functionality for the various elements within the optical networking system from transmitting to receiving light signals, and include products that generate, amplify, detect and combine light signals. Our product offerings that are principally aimed at the telecommunications marketplace include:

  •
  Transmitters. Our transmitter product lines include products with fixed and tunable wavelength designed for both long-haul and metro applications, and ranging from 2.5Gb/s to 10Gb/s. This product line includes lasers that are either directly or externally modulated depending on the application.

  •
  Transceivers. Our transceiver portfolio includes SFP products at 2.5Gb/s and XFP products operating at 10Gb/s.

  •
  Tunable lasers and transmitter modules. Our tunable laser products include both thermal and electronically tunable devices that are produced co-packaged with a modulator to optimize performance and reduce the size of the product. We also have innovative technology to deliver wide band electronic tunability.

  •
  Receivers. Our portfolio of discrete receivers for metro, long and ultra long-haul applications from 2.5Gb/s to 10Gb/s includes avalanche photodiode, or APD, preamp receivers, as well as photodiode, or PIN, preamp receivers, PIN and APD modules and products that feature integrated attenuators.

  •
  Amplifiers. Erbium doped fiber amplifiers, or EDFAs, are used to boost the brightness of optical signals and offer compact amplification for ultra long-haul, long-haul and metro networks. We offer a semi-custom product portfolio of multiwavelength amplifiers from gain blocks to full card level or subsystem solutions for use in wide bandwidth WDM optical transmission systems. We also offer lower cost narrow band mini-amplifiers.

  •
  Pump laser chips. Our 980nm pump laser diodes are designed for use as high-power, reliable pump sources for erbium doped fiber amplifiers. Uncooled modules are designed for low-cost, reliable amplification for metro, cross-connect or other single/multi channel amplification applications.

  •
  Transponder modules. A transponder module provides both transmitter and receiver functions. A transponder includes electrical circuitry to control the laser diode and modulation function of the transmitter as well as the receiver electronics. These modules include a serializer that accepts simultaneous inputs of data at a rate that facilitates interfacing with a wide range of electronic circuits. These parallel data streams are electronically aggregated to form a stream of data that travels at a much higher rate.

  •
  Thin Film Filters. Our thin film filter, TFF, products are used for multiplexing and demultiplexing optical signals within dense wavelength division multiplexing transmission systems. In addition to this, TFF products are used to attenuate and control light within our amplifier product range.

  •
  TOA/ROA. Transmitter optical assemblies, or TOAs, and receiver optical assemblies, or ROAs, are card-level transmitter and receiver assemblies that are customized for the Nortel Networks Limited 10Gb/s transport systems. These products integrate several individual optical components onto one circuit board that contains components sourced both internally and from third parties.

        The optical technology originally developed for the telecommunications industry is also increasingly being deployed for other applications, including industrial and military applications including pump lasers, which are used to pump solid state lasers and are replacing lamp pumping in more and more applications.

        Through the New Focus acquisition, we also develop photonics and microwave solutions for diversified markets such as research, semiconductor capital equipment and the military. We sell two primary families of products in the area of photonics and microwave solutions: advanced photonic tools and tunable lasers for test and measurement applications.

  •
  Photonic tools: are instruments and tools principally used for generating, measuring, moving, manipulating, modulating and detecting optical signals. These products include:

  •
  Electro-optical components: including laser sources, modulators, photodetectors and photoreceivers used for general-purpose light and fluorescence detection, light modulation and component test and characterization.

  •
  Precision opto-mechanical components: optical mounts, fiber aligners and translation stages designed to provide high stability, high resolution and precision adjustment capability for use in both manufacturing and laboratory environments.

  •
  Motion control devices: motorized optical mounts, stages and actuators are designed to provide high resolution positioning and precise alignment when used with the precision opto-mechanical products.

  •
  Tunable lasers: include swept-wavelength and step-and-measure lasers based on an external cavity diode laser design. They are used in semiconductor capital equipment and test and measurement applications.

Customers, Sales and Marketing

        We principally sell our optical component products to optical systems vendors as well as to customers in the data communications, military, space, industrial and manufacturing industries. Customers for our photonics and microwave product portfolio include academic and governmental research institutions that engage in advanced research and development activities.

        We operate in two business segments: optics and research and defense. Optics relates to the design, development, manufacture, marketing and sale of optical solutions for telecommunications and industrial applications. Research and defense relates to the design, manufacture, marketing and sale of photonics and microwave solutions. The following table sets forth our revenues by geographic region and by segment for the periods indicated.

  Revenues by Geographic Region

		Year ended
	Six months ended July 3, 2004	December 31, 2003	December 31, 2002	December 31, 2001
United States	$10,827,000	$13,502,000	$4,683,000	$6,218,000
Canada	35,521,000	78,207,000	11,235,000	12,943,000
Outside United States and Canada	33,415,000	54,488,000	35,987,000	12,405,000

Total	$79,763,000	$146,197,000	$51,905,000	$31,566,000

  Revenues by Segment

		Year ended
	Six months ended July 3, 2004	December 31, 2003	December 31, 2002	December 31, 2001
Optics	$69,315,000	$146,197,000	$51,905,000	$31,566,000
Research and Defense	10,448,000	—	—	—

Total	$79,763,000	$146,197,000	$51,905,000	$31,566,000

        For additional information on the Optics and Research and Defense segments, see Note 12 to our consolidated financial statements appearing elsewhere herein.

        Two of our customers, Nortel Networks Limited and Marconi Communications accounted for 46% and 9% respectively of our revenue for the six month period ended July 3, 2004, 59% and 13% in 2003, 32% and 38% in 2002 and 41% and 15% in 2001.

        The following table sets forth our long-lived assets by geographic region for the periods indicated.

		Year ended
	Six months ended July 3, 2004	December 31, 2003	December 31, 2002	December 31, 2001
United States	$50,584,000	$15,128,000	$—	$—
United Kingdom	163,840,000	91,352,000	109,308,000	53,643,000
Outside United States and United Kingdom	21,747,000	9,313,000	—	—

Total	$236,171,000	$115,793,000	$109,308,000	$53,643,000

        We believe it is essential to maintain a comprehensive and capable direct sales and marketing organization. Towards that end, as of July 3, 2004, we had established a direct sales and marketing force of 105 people for all of our products spanning the United Kingdom, China, France, Germany,

Switzerland, Canada, Italy and the United States. In addition to our direct sales and marketing force, we also sell and market our products through international sales representatives and resellers that extends our commercial reach to smaller geographic locations and customers that are not currently adequately covered by our sales offices. Our products targeted at research and defense applications are sold through catalogs.

        Our products typically have a long sales cycle. The period of time between our initial contact with a customer to the receipt of an actual purchase order is frequently six months to a year or more. In addition, many customers perform, and require us to perform, extensive process and product evaluation and testing of components before entering into purchase arrangements.

        In certain instances, support services for our products include customer service and technical support. Customer service representatives assist customers with orders, warranty returns and other administrative functions. Technical support engineers provide customers with answers to technical and product-related questions. Technical support engineers also provide application support to customers who have incorporated our products into custom applications.

        We are subject to risks related to operating in foreign countries. These risks include: currency fluctuations, which could result in increased operating expenses and reduced revenues; greater difficulty in accounts receivable collection and longer collection periods; difficulty in enforcing or adequately protecting our intellectual property; foreign taxes; political, legal and economic instability in foreign markets; and foreign regulations. Any of these risks, or any other risks related to our foreign operations, could materially adversely affect our business, financial condition and results of operations.

Intellectual Property

        We believe that our proprietary technology provides us with an important competitive advantage, and we intend to continue to protect our technology, as appropriate, including design, process and assembly aspects. We believe that our intellectual property portfolio is a valuable strategic asset that we can use in conjunction with the technologies of the companies with whom we collaborate to develop sophisticated solutions and applications for use in optical networking. Our portfolio is supplemented by our extensive expertise and significant application and process engineering know-how developed by our personnel, including personnel who joined us from Nortel Networks Corporation, Marconi Optical Components Limited, Cierra Photonics, Ignis Optics, New Focus and Onetta. We believe that the future success of our business will depend on our ability to translate our intellectual property portfolio and the technological expertise and innovation of our personnel into new and enhanced products.

        As of September 10, 2004, we held 285 U.S. patents and 161 non-U.S. patents, and we had approximately 355 patent applications pending in various countries. We maintain an active program to identify technology appropriate for patent protection. We require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individuals during their work for us and require that all proprietary information disclosed will remain confidential. While such agreements may be binding, we may not be able to enforce them in all jurisdictions.

        Although we continue to take steps to identify and protect our patentable technology and to obtain and protect proprietary rights to such technology, we cannot be certain the steps we have taken will prevent misappropriation of our technology. We may, as appropriate, take legal action in the future to enforce our patents and trademarks and otherwise to protect our intellectual property rights, including our trade secrets. In the future, situations may arise in which we may decide to grant additional licenses.

Research and Development

        Since the inception of Bookham Technology plc in 1988, we have focused historically on research and development activities. We spent $54.4 million during 2001, $50.3 million during 2002, $50.4 million during 2003 and $26.9 million during the first six months of 2004 on research and development. We invested heavily in research and development in 2001 in connection with increasing our product development efforts in anticipation of an increase in demand. In response to the decline in the market and our decision to discontinue further development of our ASOC platform, we decreased these expenses in 2002. However, in 2003 principally due to the acquisition of Ignis Optics and Cierra Photonic, but also due to investment in the area of subsystems, we increased our expense for research and development. In addition, principally due to our acquisition of New Focus and Onetta, during the first six months of 2004, we increased our expense for research and development. We believe that continued focus on the development of our technology is critical to our future competitive success and our goal is to expand and develop our line of telecommunications products, particularly in the area of subsystems, to expand and develop our line of non-telecommunications products and technologies for use in a variety of different applications, enhance our manufacturing processes to reduce production costs, provide increased device performance and reduce product time to market. As of July 3, 2004, our research and development organization comprised 379 people.

        Our research and development facilities in Abingdon, Caswell and Paignton, U.K., Santa Rosa and San Jose, California, and Ottawa, Canada, include computer-aided design stations, modern laboratories and automated test equipment. Our research and development organization has optical and electronic integration expertise that facilitates meeting customer-specific requirements as they arise. We also sponsor advanced research in a number of universities in the United Kingdom, Europe and North America.

Manufacturing

        We own a wafer fab facility in Caswell, U.K., a manufacturing assembly and test facility in Paignton, U.K, a manufacturing and test facility in Shenzhen, China and a manufacturing facility in San Jose, California. We also lease a wafer fab facility in Zurich, Switzerland, and a thin-film filter manufacturing facility in Santa Rosa, California. We previously had manufacturing facilities in Abingdon, Harlow and Swindon, U.K.; Columbia, Maryland; Poughkeepsie, New York; and Ottawa, Canada, all of which are now closed. During 2003, we consolidated our Ottawa manufacturing equipment and activities into our existing Caswell facility and consolidated our optical amplifier manufacturing, assembly and test operations and chip-on-carrier operations into our Paignton site. Our aggregate potential manufacturing floor space in our currently existing facilities is approximately 850,000 square feet. As a result of the economic downturn, we estimate that in 2003 we substantially underutilized our existing manufacturing capacity. In 2004, we announced a restructuring plan which included moving a majority of our assembly and test operations from Paignton to Shenzhen in order to take advantage of the comparatively low manufacturing costs in China.

        Our manufacturing capabilities include fabrication processing for indium phosphide, gallium arsenide and thin film filters. Such capabilities include clean room facilities for each of the technology processes along with assembly and test capability and reliability/quality testing. Our manufacturing facilities house sophisticated semiconductor processing equipment, such as epitaxy reactors, metal deposition systems, photolithography, etching, analytical measurement and control equipment. Our assembly and test facilities include specialized automated assembly equipment, temperature and humidity control and reliability and testing facilities.

Competition

        The market for our products is highly competitive. We believe we compete favorably with respect to the following factors:

  •
  product quality, performance and price;

  •
  confidence in future product evolution;

  •
  confidence that the company will remain viable for the foreseeable future;

  •
  manufacturing capabilities; and

  •
  customer service and support.

        With respect to our telecommunications products, we also compete favorably on the basis of our historical customer relationships and the breadth of our product line.

        Although we believe that we compete favorably with respect to these factors, there can be no assurance that we will continue to do so.

        We encounter substantial competition in most of our markets, although no one competitor competes with us across all product lines or markets.

        We believe that our principal competitors in telecommunications are the major suppliers of optical components and modules, including both vendors selling to third parties and components companies owned by large telecommunication equipment manufacturers. Specifically, we believe that we compete against two main categories of competitors:

  •
  broad-based merchant suppliers of components, principally JDS Uniphase, Avanex and Triquint, Inc.; and

  •
  the vertically integrated equipment manufacturers, such as Fujitsu.

        In addition, market leaders in industries such as semiconductor and data communications, who may have significantly more resources than we do, may in the future enter our market with competing products.

        In the area of photonics and microwave solutions, we compete with a number of companies including Melles Griot, Inc., Newport Corporation, Thermo Oriel (a unit of the Thermo Photonics Division of Thermo Electron Corporation), Thorlabs Inc., Miteq, Inc. and Aeroflex, Inc.

Employees

        As of July 3, 2004, we employed 2,024 persons, including 379 in research and development, 1,404 in manufacturing, 105 in sales and marketing, and 136 in finance and administration. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are good.

Available Information

        Our Internet address is www.bookham.com. We are the successor to Bookham Technology plc for various purposes under the Exchange Act and, through the filing of a Current Report on Form 8-K filed pursuant to Rule 12g-3 under the Exchange Act, has assumed Bookham Technology plc's Commission file number (000-30684). Bookham began filing reports under the Exchange Act with the filing of that Current Report on Form 8-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act will be posted on our website as soon as reasonably practicable after electronic filing with or furnishing to the Securities and Exchange

Commission and the Annual Reports on Form 20-F and Reports on Form 6-K filed by Bookham Technology plc prior to the completion of the Scheme of Arrangement are available on our website. All such postings on our website can be accessed free of charge.

Item 2.    Properties

        We lease our principal executive offices in San Jose, California of approximately 52,000 square feet which also includes manufacturing, research and development and office space. We lease our corporate headquarters of approximately 20,000 square feet in Abingdon, U.K., under a lease that will expire in 2007. We also lease our wafer fab facility in Zurich, Switzerland, which is approximately 124,000 square feet. We own the 183,000 square foot facility in Caswell, U.K., which includes wafer fab, assembly and test capabilities, manufacturing support functions and research and development capabilities and office space. We own our facility in Paignton, U.K., which is approximately 240,000 square feet comprising manufacturing space incorporating clean rooms, assembly and test capabilities and supporting laboratories, office and storage space. We also own our facility in Shenzhen, China, which is approximately 247,000 square feet comprising manufacturing space, including clean rooms, assembly and test capabilities, packaging, storage and office space.

Item 3.    Legal Proceedings

        From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any legal proceedings, the adverse outcome of which, in management's opinion, would have a material adverse effect on our results of operations or financial position.

        On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822, was filed against New Focus and several of its officers and directors, or the Individual Defendants, in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp., or the Underwriter Defendants, the underwriters in New Focus's initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated. On April 19, 2002, plaintiffs filed an Amended Class Action Complaint, described below, naming as defendants the Individual Defendants and the Underwriter Defendants.

        On November 7, 2001, a Class Action Complaint was filed against Bookham Technology plc and others in the United States District Court for the Southern District of New York. On April 19, 2002, the plaintiffs filed an Amended Class Action Complaint. The Amended Complaint names as defendants Bookham Technology plc, Goldman, Sachs & Co. and FleetBoston Robertson Stephens, Inc., two of the underwriters of Bookham Technology plc's initial public offering in April 2000, and Andrew G. Rickman, Stephen J. Cockrell and David Simpson, each of whom was an officer and/or director at the time of the initial public offering.

        The Amended Complaints assert claims under certain provisions of the securities laws of the United States. They allege, among other things, that the prospectuses for Bookham Technology plc's and New Focus's initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Complaints seek unspecified damages (or in the alternative rescission for those class members who no longer hold ordinary shares, in the case of Bookham Technology plc or common stock, in the case of New Focus), costs, attorneys' fees, experts' fees, interest and other expenses. In October 2002, the individual defendants were dismissed, without prejudice, from the action. In

July 2002, all defendants filed Motions to Dismiss the Amended Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of the pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. A stipulation of settlement for the claims against the issuer defendants, including Bookham, has been submitted to the court for preliminary approval. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1.0 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions, including court approval. We believe that both Bookham and New Focus have meritorious defenses and indemnification rights to the claims made in the Amended Complaint and we therefore believe that such claims will not have a material effect on our financial position.

        On February 13, 2002, Howard Yue, the former sole shareholder of Globe Y Technology, Inc., a company acquired by New Focus in February 2001, filed a lawsuit against New Focus and several of its officers and directors in Santa Clara County Superior Court. The lawsuit is captioned Howard Yue v. New Focus, Inc. et al, Case No. CV808031, and asserts claims stemming from New Focus's acquisition of Globe Y. The plaintiff has amended his complaint several times following the Court's dismissal of his earlier complaints. Currently, the plaintiff's third amended complaint alleges eight causes of action against New Focus: violation of §25400 and §25500 of the California Corporations Code; violation of §§1709-1710 of the California Civil Code; violation of §17200 and §17500 of the California Business & Professions Code; fraud and deceit by concealment; fraud and deceit by active concealment; fraud and deceit based upon non-disclosure of material facts; negligent misrepresentation; and breach of contract and the duty of good faith and fair dealing. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief.

        On October 6, 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages arising from Mr. Yue's misrepresentations to New Focus in the acquisition of Globe Y by New Focus. Discovery is ongoing in both the lawsuit by Mr. Yue and New Focus's cross-complaint. New Focus has certain counterclaims against Mr. Yue as well as the following defenses against Mr. Yue's claims: the doctrines of estoppel, waiver and consent; plaintiff's coming to the action with unclean hands; plaintiff's breach of contract; plaintiff's failure to fulfill any contractual conditions precedent; plaintiff's failure to mitigate damages, if any; plaintiff's negligence; the lack of an existence of a fiduciary or confidential relationship with the plaintiff; the causing of plaintiff's damages, if any, by intervening events; and plaintiff's fraudulent conduct. New Focus intends to conduct a vigorous defense of this lawsuit.

        On or about January 30, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Virginia against Bookham Technology plc, certain individuals affiliated with Bookham Technology plc, Goldman Sachs, Goldman Sachs International, Robertson Stephens, Robertson Stephens International, Julius Baer & Company Ltd., Dexia PrivatBank Switzerland, Swiss Partners Investment Network Ltd., or Spin, and certain individuals affiliated with Spin. The complaint is captioned Defries v. Bookham Technology PLC, et al., Case No. 1:04-CV-00054. The suit purports to allege that defendants violated the federal securities laws in connection with Bookham Technology plc's initial public offering conducted on or about April 11, 2000, Bookham Technology plc's follow-on public offering conducted on or about September 19, 2000, and the trading of Bookham Technology plc's shares in the aftermarket from the date of the initial public offering through December 6, 2000. The complaint purports to allege violations of Sections 3(a)(8), 5, 11 and 15 of the Securities Act of 1933, as amended, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and

Section 203 of the Investment Advisers Act of 1940, as amended. It purports to incorporate allegations made by plaintiffs in the IPO laddering litigation described above. The suit purports to seek damages in the sum of at least $25 million, fees and costs. On May 20, 2004, the plaintiff filed a motion seeking to extend the deadline for service of the complaint until September 17, 2004. The court granted plaintiff's motion on May 21, 2004. The complaint has not been served, and we have not responded to the complaint. We are unable to predict the outcome of this suit and its ultimate effect, if any, on our financial condition; however, our defense against this suit may result in the expenditure of significant financial and managerial resources.

Item 4.    Submission of Matters to a Vote of Security Holders

        On June 2, 2004, Bookham Technology plc held its 2004 annual general meeting of shareholders. At the meeting, the votes cast for each matter presented to Bookham Technology's shareholders were as follows:

	For	Against	Withheld
Approval of annual accounts	183,298,977	173,238	—
Approval of remuneration report	159,833,508	22,967,842	670,865
Election of Robert Rickman as director	179,619,146	3,516,273	336,796
Election of Peter Bordui as director	180,574,911	2,810,779	86,525
Election of Winston Fu as director	180,935,698	2,536,517	—
Appointment of Ernst and Young as auditors	163,465,889	502,981	19,503,345
Allotment of shares under Section 80 of Companies Act	182,271,050	864,369	336,796
Allotment of shares free of preemptive rights	182,254,088	1,218,127	—
Authority to make market purchases of shares	183,186,839	285,376	—

        On August 16, 2004, Bookham Technology held an extraordinary general meeting of shareholders in connection with the scheme of arrangement. At the meeting, the votes cast for each matter presented to Bookham Technology's shareholders were as follows:

	For	Against
That the scheme of arrangement dated 8 July 2004 be approved	210,910,003	20,628,251
That:	207,648,527	23,889,727
(i)	(a)	the reduction of share capital in the Company be approved in accordance with the scheme;
	(b)	the directors and the Company be empowered to allot equity securities for cash, subject to the limitations set out in the Notice convening the Extraordinary General Meeting;
(ii)	the articles of association of the Company be amended by the insertion of a new article 3A as referred to in the Notice convening the Extraordinary General Meeting.
That:	207,641,366	23,896,888
(i)	the directors of the Company be authorized to allot new ordinary shares pursuant to Section 80 of the Companies Act 1985;
(ii)	(a)	the authorised share capital be increased as set out in the Notice convening the Extraordinary General Meeting;
	(b)	new ordinary shares be allotted and issued credited as fully paid to Bookham, Inc. and/or its nominee.

        On August 16, 2004, Bookham Technology held a shareholder court meeting in connection with the scheme of arrangement. At the meeting, the votes cast for each matter presented to Bookham Technology's shareholders were as follows:

	For	Against
That the scheme of arrangement be approved	218,251,793	23,480,494

16

PART II

Item 5.    Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  Market Information and Holders

        Our common stock began trading on the NASDAQ National Market under the symbol "BKHM" on September 10, 2004. Prior to that date there was no established public trading market for our common stock. Prior to the closing of the scheme of arrangement on September 10, 2004, pursuant to which Bookham Technology plc became our wholly-owned subsidiary, Bookham Technology plc's ordinary shares were quoted on the Official List of the United Kingdom Listing Authority under the symbol "BHM" and its ADSs were quoted on the NASDAQ National Market under the symbol "BKHM" beginning on April 11, 2000. Each ADS represented one ordinary share. In the scheme of arrangement, every ten ordinary shares of Bookham Technology plc were exchanged for one share of our common stock. The closing price of our common stock on September 10, 2004 was $7.55.

        The following table sets forth the range of high and low sale prices of Bookham Technology plc's ordinary shares and ADSs for the periods indicated (the sales prices have not been adjusted to reflect the exchange ratio in the scheme of arrangement):

	Per ordinary share		Per ADS
	High £	Low £	High ($)	Low ($)
Quarter Ended
March 31, 2002	1.80	0.96	2.57	1.36
June 30, 2002	1.14	0.68	1.55	0.95
September 30, 2002	0.83	0.43	1.35	0.65
December 31, 2002	0.95	0.40	1.55	0.64
March 31, 2003	0.87	0.65	1.37	1.01
June 29, 2003	0.95	0.66	2.00	1.02
September 30, 2003	1.40	0.70	2.57	1.16
December 31, 2003	1.78	1.07	2.99	1.98
March 31, 2004	1.94	1.03	3.55	2.01
July 3, 2004	1.28	0.45	2.40	0.77

        As of September 10, 2004, there were approximately 12,880 holders of record of our common stock. This number does not include stockholders who hold their shares in "street name" or through broker or nominee accounts.

  Dividends

        We have never paid cash dividends on our common stock or ordinary shares. We intend to retain our earnings for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

  Recent Sales of Unregistered Securities

        On June 29, 2004, in connection with our incorporation, we issued an aggregate of 100 shares of our common stock to Stephen Abely and Giorgio Anania in consideration for services they provided in connection with establishing the Company. The shares were offered and issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the Securities Act.

        On September 10, 2004, we issued an aggregate of 33,516,768 shares of our common stock in exchange for the entire issued share capital of Bookham Technology plc in a transaction exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

Item 6.    Selected Financial Data

        The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere herein. In June 2004, Bookham Technology plc approved a change in its fiscal year end from December 31 to the Sunday closest to June 30. Bookham also has a fiscal year end which ends on the Sunday closest to June 30. Accordingly, our financial statements have been prepared for the six months ended July 3, 2004, and now will be prepared for fifty-two/fifty-three week cycles going forward. Accordingly, data for 2004 presented in this report relates to the period from January 1, 2004 to July 3, 2004, otherwise known as the transition period. In connection with the scheme of arrangement, Bookham changed its corporate domicile from the United Kingdom to the United States. In addition, we changed our functional currency from pounds sterling to the U.S. dollar effective September 10, 2004. The change in functional currency is the result of the change in the principal environment in which we operate. In addition, our common stock is only traded on the Nasdaq National Market, where previously, our ordinary shares had been traded on the London Stock Exchange and the Nasdaq National Market. Our annual reports on Form 20-F for the years ended December 31, 2003, 2002 and 2001 contained Bookham Technology plc's consolidated financial statements prepared in accordance with accounting principles generally accepted in the United Kingdom and were denominated in pounds sterling. Our consolidated balance sheets as of July 3, 2004, June 29, 2003, December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the six month period ended July 3, 2004 and June 29, 2003 and the years ended December 31, 2003, 2002 and 2001 contained in this transition report on Form 10-K have been prepared in conformity with GAAP. As a result, the periods shown have been translated from pounds sterling into U.S. dollars using the exchange rates set forth in Note 1 to our consolidated financial statements included elsewhere in this report.

Consolidated Statements of Operations Data

	Six months ended
			Year ended December 31,
	July 3, 2004	June 29, 2003
			2003	2002	2001	2000	1999
		(unaudited)
	(in thousands except for per share data)
Net revenues	$79,763	$67,762	$146,197	$51,905	$31,566	$39,715	$5,743
Operating loss	$(72,130)	$(70,794)	$(134,155)	$(171,631)	$(179,932)	$(56,596)	$(10,464)
Net loss	$(67,371)	$(68,040)	$(125,747)	$(164,938)	$(164,370)	$(42,268)	$(26,014)
Basic and diluted loss per share of common stock	$(2.48)	$(3.32)	$(6.03)	$(10.92)	$(12.79)	$(3.64)	$(2.85)
Basic and diluted weighted average number of shares of common stock	27,199	20,495	20,845	15,100	12,853	11,623	9,115

Consolidated Balance Sheet Data

		December 31,
	July 3, 2004
		2003	2002	2001	2000	1999
Total assets	$468,025	$269,498	$351,616	$342,936	$497,279	$41,143
Total stockholders' equity	330,590	164,395	248,608	316,424	457,575	27,279
Long-term obligations	64,507	68,255	55,832	—	1,346	3,651
Common stock	1,772	1,100	1,034	651	636	525

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Financial Data" appearing in Item 6 of this report and our consolidated financial statements and related notes appearing under Item 8 of this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements, as described under "Special Note Regarding Forward-Looking Statements" above Item 1 of this report.

Overview

        Effective September 10, 2004, we changed our corporate domicile from the United Kingdom to the United States and our functional currency from pounds sterling to U.S. dollars. In addition, in connection with the change in domicile, we changed our fiscal year end from December 31 to the Sunday closest to June 30. Accordingly, our financial statements have been prepared for the six months ended July 3, 2004, and now will be prepared for fifty-two/fifty-three week cycles going forward. As a result, our accompanying consolidated financial statements are stated in U.S. dollars as opposed to pounds sterling, which was the currency we previously used to present our financial statements. The financial data for prior years have been translated from pounds sterling to U.S. dollars using the exchange rate as of the associated period end. Our consolidated financial statements reported in U.S. dollars depict the same trends as would have been presented if we had continued to present financial statements in pounds sterling, however, because we used a fixed exchange rate to translate our pound sterling denominated financial statements into U.S. dollar denominated financial statements, our consolidated financial statements for periods prior to July 3, 2004 may not be comparable to the financial statements of other companies that report in U.S. dollars.

        In view of the change in our fiscal year, this MD&A compares the consolidated financial statements as of and for the six month period ended July 3, 2004 (the transition period) with the consolidated financial statements as of and for the six month period ended June 29, 2003. We are also including a discussion and analysis of our financial statements for fiscal years ended December 31, 2003, 2002, and 2001.

        Throughout the MD&A, data for all periods except as of and for the six month period ended June 29, 2003, are derived from our audited consolidated financial statements which appear in this report. All data as of and for the six month period ended June 29, 2003, are derived from our unaudited consolidated financial statements, which are not presented herein. Summary financial information for this period can be found in Note 18 to our consolidated financial statements.

        Our business has changed significantly in response to the dramatic decline in the market for optical components. Prior to 2002, our business was entirely driven by our proprietary ASOC platform, which we introduced commercially in 1997, and which enabled us to use silicon to build integrated fiber-optic devices. During 2001 and 2002, we recognized that the marketplace was moving away from integrated fibre-optic components and was favoring traditional technologies that require less development, involve less risk and use established products such as transmitters, lasers and receivers as separate building blocks for the terminals of communications networks. In 2002, in order to capitalize on this trend, we discontinued the development of our ASOC platform and we acquired the optical components businesses of Marconi Optical Components Limited and Nortel Networks Corporation, and we concentrated our efforts on manufacturing and marketing our optical amplifier transmitters, lasers and receivers products, that can be bought as individual components and integrated in accordance with customer requirements.

        The acquisition of the optical components business from Nortel Networks Corporation particularly redefined our company. It delivered a significant set of complementary products to add to our portfolio, along with a comprehensive set of technical skills, facilities and management experience. In connection with the acquisition, we entered into a supply agreement with Nortel Networks Limited which contains a minimum quarterly purchase commitment, which expired on March 31, 2004, resulting in revenues for the six month period ended July 3, 2004 decreasing 10% to $36.5 million from $40.4 million for the comparative six month period in 2003. Our 2003 revenue was significantly and positively affected by revenue generated from sales to Nortel Networks Limited under the supply agreement. Revenue increased to $146.2 million in 2003 from $51.9 million in 2002, an increase of 182%. Revenues generated from products acquired in the transaction with Nortel Networks accounted for $85.5 million of revenues in 2003 and $16.3 million of revenues in 2002.

        In 2003, the markets for optical components continued to evolve. Telecommunications network vendors are requiring optical component suppliers to take advantage of developments in product integration and miniaturization to provide solutions incorporating multiple optical components on a single subsystem module, thereby reducing the need for component assembly and additional testing by the vendor. Historically, the market for telecommunications products has been characterized by high performance, high cost and significant product customization, while the market for data communications products has been characterized by high volume, low cost and standardization. The distinction increasingly blurred as technologies evolve that cost-effectively address both sets of applications at attractive price points, creating an opportunity to leverage technologies that meet broader demands of the combined markets. In view of this trend, in 2003, we continued the process of expanding our technology base and market offerings through the acquisition of the business of Cierra Photonics and the acquisition of Ignis Optics. In March 2004 and June 2004, we completed our acquisition of New Focus and Onetta, respectively.

        One of our challenges in the present economic environment is to expand our revenue base beyond the supply agreements entered into with Marconi Communications and Nortel Networks Limited as part of the acquisitions. One way we intend to achieve this goal is by offering products previously produced and deployed by Nortel Networks to other leading system manufacturers who, in the past, may not have been willing to purchase components from Nortel Networks Corporation, as one of their competitors. Over the last year, we expanded our revenue to customers other than Nortel Networks Limited and Marconi Communications from $8.8 million, or 26% of revenues, in the first quarter of 2004 to $19.3 million, or 50% of revenues, in the second quarter of 2004. We also intend to take advantage of the continuing consolidation in the market to gain customers whose previous suppliers have either exited the business or combined with a competitor.

        On March 8, 2004, we completed our acquisition of New Focus. The acquisition of New Focus added new product lines that will service markets such as research, semiconductor capital equipment and the military, as well as a direct sales force and group distributors. For the year ended December 28, 2003, New Focus reported revenues of $27.1 million for a gross margin of 22.7%. The acquisition of New Focus also contributed additional cash resources of approximately $105.0 million to fund our operations and a facility in Shenhzen, China, which we intend to use as a lower cost manufacturing site.

        In response to ongoing deterioration in conditions in the optical components market, we undertook a series of actions to reduce our overhead costs and restructure the business in line with expected revenues. This included the closure of facilities, reductions in our workforce and the discontinuance of the development of our ASOC platform and complete closure of the related manufacturing operations related to ASOC platform. We have retained the intellectual property associated with the ASOC platform and have disposed of the equipment and facilities related to the product line. As a result of these actions in 2001, 2002 and 2003 we took net charges for restructuring costs of $90.4 million, $55.1 million and $27.9 million, respectively. In 2004, we announced a further restructuring plan, which includes moving the majority of our assembly and test operations to the site in Shenzhen, China we acquired as part of the New Focus acquisition from our site in Paignton, U.K. We anticipate taking additional restructuring charges in fiscal year 2005 as we reduce our workforce, particularly in Paignton, U.K. and relocate our assembly and test manufacturing to Shenzhen.

        In recent periods, the value of the U.S. dollar has declined significantly in comparison with the pound sterling. Historically, a substantial amount of our revenues have been denominated in U.S. dollars and the majority of our costs have been incurred in pounds sterling and, despite our change in domicile from the United Kingdom to the United States, we expect a substantial majority of our revenues to be denominated in U.S. dollars and a significant portion of our costs to continue to be denominated in pounds sterling. This situation has, and can be expected to continue to, put pressure on our margins and cash flow as reported in our consolidated financial statements. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we pay our expenses, could affect our operating results. To help mitigate this exposure we are, among other things, moving the majority of our assembly and test manufacturing to our facility in Shenzhen, China, where costs are not incurred in pounds sterling, and taking steps to hedge our currency positions as appropriate. However, the continued weakness of the U.S. dollar versus the pound sterling will make it more difficult for us to achieve improvements in our margins in the short term.

Application of Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgements that affect our reported assets and liabilities, revenues and expenses and other financial information. Actual results may differ significantly from those estimates under different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

        We regard an accounting estimate or assumption underlying our financial statements as a "critical accounting estimate" where:

  •
  the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

  •
  the impact of such estimates and assumptions on our financial condition or operating performance is material.

        Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements. Not all of these significant policies, however, fit the definition of "critical accounting estimates." We have discussed our accounting policies with the audit committee of our board of directors, and we believe that the policies described below involve critical accounting estimates.

  Revenue Recognition and Sales Returns

        Revenue represents the amounts, excluding sales taxes, derived from the provision of goods and services to third-party customers during the period. Our revenue recognition policy follows SEC Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition in Financial Statements". Specifically, we recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. For certain sales, we are required to determine, in particular, whether the delivery has occurred, whether items will be returned and whether we will be paid under normal commercial terms. For certain shipments, we specify delivery terms and assess each shipment against those terms, and only recognize revenue when we are certain that the delivery terms have been met. For shipments to new customers and evaluation units, including initial shipments of new products, where the customer has the right of return through the end of the evaluation period, we recognize revenue on these shipments at the end of an evaluation period, if not returned, and when collection is reasonably assured. We record a provision for estimated sales returns in the same period as the related revenues are recorded which is netted against revenue. These estimates are based on historical sales returns, other known factors and our return policy. Before accepting a new customer, we review publicly available information and credit rating databases to provide ourselves with reasonable assurance that the new customer will pay all outstanding amounts in accordance with our standard terms. For existing customers, we monitor historic payment patterns to assess whether we can expect payment in accordance with the terms of each shipment.

        We recognize royalty revenue when it is earned and collectibility is reasonably assured. As such, all royalty revenue has been recorded at the time of cash receipt.

  Accounting for Acquisitions and Goodwill

        We account for acquisitions using the purchase accounting method in accordance with SFAS 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. Circumstances which could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, loss of key personnel and the possible sale of the whole, or part of the reporting unit. Under this method the total consideration paid, excluding the contingent consideration that has not been earned, is allocated over the fair value of the net assets acquired, including in-process research and development, or IPR&D, with any excess allocated to goodwill. IPR&D is charged to the income statement at the date of the acquisition. Goodwill is defined as the excess of the purchase price over the fair value allocated to the net assets. Our judgments as to fair value of the assets will, therefore, affect the amount of goodwill that we record. We estimate the useful life of tangible assets acquired in any acquisition, such as plant and equipment, by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. Acquired intangible assets with definite lives are amortized over their estimated useful lives. Acquired intangible assets primarily include core and current technology, patents, supply agreements, capitalized licenses and customer contracts. We are currently amortizing our acquired intangible assets with definite lives over periods ranging from three to six years. In estimating the useful life of the acquired assets, we consider the industry environment and unique factors relating to each product relative to our business strategy and the likelihood of technological obsolescence.

  Impairment of Goodwill and Intangibles

        We review identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Circumstances which could trigger an impairment test include, but are not limited to, significant decreases in the market price of the assets, significant adverse changes to the business climate or legal factors, current period cash flow or operating losses or a forecast of continuing losses associated with the use of the asset and a current expectation that the asset will more likely than not be sole or disposed of significantly below carrying value before the end of its estimated useful life.

        SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. We completed our annual impairment test during the quarter ended July 3, 2004 and found no impairment.

        In our assessment of impairment of both long-lived assets and goodwill, recoverability of these assets is measured by comparison of their carrying amounts to future undiscounted cash flows the assets are expected to generate. This is highly dependent upon our assessment of compound revenue growth rates. If identifiable intangibles, or goodwill are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value.

        SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable in accordance with SFAS No. 144 "Accounting for Impairment for Long-Lived Assets and for Long-Lived Assets to be disposed of." The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 16 years. The Company believes no events or changes in circumstances have occurred that would require an impairment test for these assets during the six month period ended July 3, 2004.

  Accounting for Acquired In-Process Research and Development

        In 2004, in connection with the acquisition of New Focus, we recorded a charge of $5.9 million for IPR&D. In 2003, in connection with the acquisition of Ignis Optics, we recorded a charge of $1.9 million for IPR&D. In 2002, in connection with the acquisition of the optical components business of Marconi Optical Components Limited and Nortel Networks we recorded charges of $5.9 million and $7.3 million, respectively for IPR&D. There were no charges for IPR&D related to the Cierra Photonics and Onetta acquisitions. During 2003, following the required review of the purchase price allocation for the acquisition of the optical components business of Nortel Networks Corporation, a credit of $1.7 million was made related to the IPR&D expensed as part of an overall reallocation of the purchase price. Management is primarily responsible for estimating the fair values of IPR&D, although in all cases we seek the assistance of third-party appraisers.

        As of the dates of each IPR&D valuation, the projects assessed had not yet demonstrated technological or commercial feasibility, and the technology did not have an alternative future use. Therefore, the fair values were expensed at the relevant date of acquisition. Expenses related to development projects which, when using the technology contribution approach, are deemed to have positive net present value, are capitalized and amortized over the expected useful lives.

        The allocations of the consideration of each acquisition represented the estimated fair values based on discounted cash flows relating to incomplete research and development projects. The calculations aimed to estimate the values required to develop each project into a commercially viable product, taking into account the anticipated future revenues and the remaining costs of completion. Consideration was given to the outstanding direct expenses, any contribution of other assets, charges resulting from United Kingdom corporation tax, the degrees of completion and the relative risks attributable to each project. All operating cash flows were discounted at appropriate rates.

        The revenue estimates assumed that the development and marketing of the projects would be successful, and that their commercialization would correlate to management's forecasts as of the date of the analysis. Sales were forecasted to decline over each product's expected economic life as new versions were introduced either by us or competitors.

        In identifying the programs to be valued, we distinguish between two main areas of research and development. Pure research of a given technology application is referred to as Technology Research, or TR. New product introduction, or NPI, follows from this stage, and is the development of a known technology from initial identification of an application with a market opportunity, through design and testing, to implementation and delivery of products to a customer.

  Acquisition of the Optical Components Business of Marconi Optical Components Limited

        In connection with the acquisition of the optical components business of Marconi Optical Components Limited, $5.9 million of the $29.9 million total consideration was allocated to IPR&D projects.

        The remaining projects under development at the acquisition date were expected to result in a portfolio addressing tunability, bandwidth, integration, amplification, and managed optical networks.

The expected dates of release of these projects ranged from seven to seventeen months from the date of acquisition. We acquired three main programs in the NPI stage of development. All estimated costs to complete were to be funded from our current cash reserves. The current status of each category is given below:

  •
  Fast tuning, wide coverage, tunable lasers:  We suspended development of these products post-acquisition in favor of alternative technologies. We have continued technology work to eliminate many of the fundamental limitations of the chip. We have launched a development program of a laser and module with product availability expected in the second half of 2005.

  •
  10G Transmitters:  We rephased this program as a result of wafer fab and assembly and test facility transfers. We have completed an integrated narrow band tunable transmitter and began shipping this product to the customer in 2003. We discontinued the wide band transmitter in 2003.

  •
  40G Transmitters and Receivers:  Following the acquisition, we suspended the program as the market conditions for acceptance of this product had changed, and there was overlap with products being developed/marketed by the optical components business acquired from Nortel Network Corporation. While we continue to believe that this market will develop in the future, we do not plan to continue with this program.

  Acquisition of the Optical Components Business of Nortel Networks

        Of the total $119.0 million consideration for the optical components business of Nortel Networks Corporation, the initial allocation to acquired IPR&D was $7.3 million. This initial allocation was subsequently adjusted following the required review of the purchase price allocation during the second half of 2003, resulting in a reduction of the allocated IPR&D by $1.7 million, which was recognized as a credit in 2003.

        The projects remaining under development at the acquisition date were expected to result in a portfolio addressing tunability, bandwidth, integration, amplification, and managed optical networks. These projects were split into two distinct categories: NPI and TR. The TR projects, which met the criteria for recognition as IPR&D, were assessed as requiring between one and one and a half years before attaining NPI status. All estimated costs to complete were to be funded from current cash reserves in Bookham. The current status of each category is given below.

NPI

  •
  Amplifiers:  The MiNi and Barolo platform products were successfully released in 2003 and continue to be shipped to customers.

  •
  Pumps:  The next generation of pumps incorporating the G07 higher power chip were successfully launched in 2003.

  •
  Transmitters/Receivers:  The majority of the transmitters and receivers in the NPI stage at acquisition have now been released to the market and are being shipped to customers. These include the 10G 8x50 GaAs laser, the 100mW UHP laser, the Compact MZ laser, MSA receiver, a 10G uncooled DFB directly modulated laser and hot pluggable transponder modules. A couple of programs, mainly comprising or modules including tunable lasers have been rephased due to slower market demand for the new technology.

Technology Research

  •
  Amplifiers:  Activity on these projects has slowed significantly due to weakening market demand and pricing pressure. Since the date of acquisition, substantially all of the technology work-in-progress has been completed or absorbed into products.

  •
  Pumps: Since the date of acquisition, substantially all of the technology work-in-progress has been completed or absorbed into products.

  •
  Transmitter/Receivers:  Since the date of acquisition, substantially all of the technology work-in-progress has been completed or absorbed into products.

  Acquisition of Ignis Optics

        In connection with the acquisition of Ignis Optics, $1.9 million of the $18.0 million total consideration was allocated to IPR&D projects. The NPI projects under development at the acquisition date are expected to result in small form factor pluggable optical transceivers or component elements to these products and address quality and reliability requirements. The first samples of these products are now being shipped and we expect to commence volume commercial shipments of the products during the second half of 2004. There were no TR programs at the time of acquisition

  Acquisition of New Focus

        In connection with the acquisition of New Focus, $5.9 million of the $211.0 million total consideration was allocated to IPR&D projects.

        The NPI projects at the acquisition date, as set forth below, are expected to result in the development of products to support the New Focus OEM and Catalog business.

  •
  Catalog Products: Programs are focused on increasing the wavelength spectrum over which modulator products can operate and the development of detectors to operate at higher frequency with lower noise over a broader wavelength. Commercial availability is anticipated in late 2004 with shipments in early 2005.

  •
  OEM Products: Two of the major programs have already been completed in 2004, namely the development of a super luminous diode light source for use in subsystems and a laser development for use high precision/high stability labs. The final program for development of a small form factor laser for use in fiber sensing applications continues but has been slowed down due to lower than expected market opportunities emerging.

        There were no TR programs at the time of acquisition.

Inventory Valuation

        In general, our inventory is valued at the cost to acquire or manufacture our products, less reserves for inventory we believe could prove to be unsaleable. The manufacturing cost includes the cost of the components purchased to produce our products, and related labor and overhead. We review our inventory on a monthly basis to determine if it is saleable. Products may be unsaleable because they are technically obsolete due to substitute products, specification changes or excess inventory relative to customer forecasts. We currently reserve for inventory using methods that take those factors into account. In addition, if we find that the cost of inventory is greater than the selling price we will write the inventory down to the selling price, less the cost to complete and sell the product.

        During 2002, in connection with the acquisition of the optical components business of Nortel Networks Corporation, we recorded the fair value of the inventory that was acquired. In accordance with SFAS No. 141 "Business Combinations", an adjustment was made in the 2003 accounts for amendments to those provisional values. During 2003, a larger amount of inventory was sold than was expected at the time the deal with Nortel Networks was completed in 2003. As a consequence, we increased the value of the inventory by $20.2 million, reduced intangible assets by $9.1 million and decreased other net assets by $11.1 million as part of the allocation fair value of the remaining assets.

Results of Operations

Revenues

	Period Ended			Year Ended			Year Ended
($ millions)	July 3, 2004	June 29, 2003	Percentage Change	December 31, 2003	December 31, 2002	Percentage Change	December 31, 2002	December 31, 2001	Percentage Change
		(unaudited)
Net revenue	$79.8	$67.8	18%	$146.2	$51.9	182%	$51.9	$31.6	64%

  Six months ended July 3, 2004 versus six months ended June 29, 2003

        The increase in revenues for the six month period ended July 3, 2004 over the six month period ended June 29, 2003 principally resulted from the acquisition of New Focus in March of 2004 and higher revenues from products sold to customers other than Nortel Networks Limited and Marconi Communications, offset by lower revenues from Nortel Networks Limited. During the six month period ended July 3, 2004, revenues from the New Focus business were $10.4 million, including $2.4 million from JCA Technology, Inc., a subsidiary of New Focus. On July 21, 2004, we sold JCA Technology to Endwave Corporation and therefore we will not receive revenues from the business of JCA Technology in future periods. As part of the acquisition of the optical components business from Nortel Networks Corporation, we entered into a three-year, non-exclusive supply agreement with Nortel Networks Limited, a wholly owned subsidiary of Nortel Networks Corporation, that required Nortel Networks Limited to purchase over the six quarter period from November 8, 2002 to March 31, 2004 (the "minimum commitment period") a minimum of $120 million of products and services from us. In the six month period ended June 29, 2003, we sold $40.4 million of products and services, representing 60% of our revenues for the period, to Nortel Networks Limited, compared with $36.5 million and 46% of our revenues for the six month period ended July 3, 2004. In the quarter ended July 3, 2004, after expiration of the minimum commitment period, we sold $16.8 million of products and services to Nortel Networks Limited. Our revenues over the minimum commitment period of the supply agreement with Nortel Networks Limited may not be indicative of future revenue. Given current market conditions, Nortel Networks Limited may not continue to purchase products in the same quantity after the expiration of the minimum commitment period, and we cannot predict with certainty their levels of purchases going forward. We cannot assure you that Nortel Networks Limited will continue to purchase products from us in future periods. As part of the acquisition of the optical components business of Marconi Optical Components Limited, we entered into a supply agreement, which provided for Marconi Communications to purchase $48.3 million of products and services from us. This agreement expired in June 2004. Revenues from Marconi Communications declined from $9.0 million for the six month period ending June 29, 2003 to $7.4 million for the six month period ended July 3, 2004, representing 13% and 9% of sales respectively for the first six months of 2003 and 2004, respectively, however, in 2004 this decline was offset by revenues from other customers increased as we expanded our customer base through the sale of new products and products we acquired as part of the acquisition of the Nortel Networks Corporation optical components business. As a result of the expiration, we expect the revenues that we receive from Marconi Communications to decline in the future, however we expect revenues from sources other than Nortel Networks Corporation and Marconi Communications to increase.

  Year ended December 31, 2003 versus year ended December 31, 2002

        The increase in revenue in the period from 2002 to 2003 primarily resulted from sales of our products to Nortel Networks Limited. Revenues from Nortel Networks Limited increased 426% from $16.3 million for the period ended December 31, 2002 to $85.5 million for the period ended December 31, 2003, representing 32% and 59% of our revenues in 2002 and 2003, respectively. A further factor causing revenues to increase in 2003 over 2002 was growth in the sale of products produced by the optical components business acquired from Nortel Network Corporation to customers other than Nortel Networks Limited and Marconi Communications. Sales to customers other than Nortel Networks Limited and Marconi Communications increased 167% from $15.9 million in 2002 to $42.4 million in 2003. In February 2002, we purchased Marconi Optical Components Limited's optical components business and entered into a supply agreement with Marconi Communications. Our supply agreement with Marconi Communications, which expired in June 2004, provided for Marconi Communications to purchase $48.3 million of products and services from us. Due to the expiration of the supply agreement, we cannot provide assurances regarding the level at which Marconi Communications will purchase our products in the future. Substantially all of our revenues are generated from the sale of our optical component products.

  Year ended December 31, 2002 versus year ended December 31, 2001

        The increase in revenues in the period from 2001 to 2002 primarily resulted from sales of our products to Nortel Networks Limited. Revenues from Nortel Networks Limited increased 29% from $12.6 million for the year ended December 31, 2001 to $16.3 million for the year ended December 31, 2002, representing 41% and 32% of revenues in 2001 and 2002, respectively. The sale of products to Marconi Communications increased 328% from $4.6 million in 2001 to $19.8 million in 2002 and represented 15% and 38% of revenues in 2001 and 2002, respectively. Substantially all of our revenues were generated from the sale of our optical component products.

Cost of Sales

	Period Ended			Year Ended			Year Ended
($ millions)	July 3, 2004	June 29, 2003	Percentage Change	December 31, 2003	December 31, 2002	Percentage Change	December 31, 2002	December 31, 2001	Percentage Change
		(unaudited)
Cost of Sales	$84.4	$80.9	4%	$156.0	$79.1	97%	$79.1	$43.5	82%

        Our cost of sales consists of the costs associated with manufacturing our products, and includes the purchase of raw materials, labor and related overhead and the costs associated with under-utilized production facilities and resources. Charges for inventory obsolescence, the cost of product returns and warranty costs are also included in cost of sales. Costs and expenses of the manufacturing resources, which relate to the development of new products are included in research and development.

  Six months ended July 3, 2004 versus six months ended June 29, 2003

        As a result of a restructuring plan, which commenced in 2002, following the acquisition of the optical components business of Nortel Networks Corporation, fixed overhead were substantially lower for the six month period ended July 3, 2004 compared with June 29, 2003. Cost of sales increased between the six month period ended July 3, 2004 compared with the six month period ended June 29, 2003, primarily due to increased revenues.

  Year ended December 31, 2003 versus year ended December 31, 2002

        The increase in our cost of sales from 2002 to 2003 was due to the higher direct product costs related to higher revenues and, to a lesser degree, the higher fixed manufacturing overhead costs of the optical components business acquired from Nortel Network Corporation and the business acquired from Marconi Optical Components Limited. These increases were partially offset by the reduction in manufacturing overheads resulting from first the reductions in, and then the closure of, manufacturing of our ASOC product line and other manufacturing overhead reductions implemented throughout 2003.

  Year ended December 31, 2002 versus year ended December 31, 2001

        The increase in our cost of sales from 2001 to 2002 was due to the costs of the acquisitions from Marconi Optical Components Limited and Nortel Networks Corporation and, to a lesser degree, the higher direct product costs related to higher revenues.

Gross Margin

	Period Ended			Year Ended			Year Ended
($ millions)	July 3, 2004	June 29, 2003	Percentage Change	December 31, 2003	December 31, 2002	Percentage Change	December 31, 2002	December 31, 2001	Percentage Change
		(unaudited)
Gross Margin Loss	$(4.7)	$(13.2)	65%	$(9.8)	$(27.2)	(64)%	$(27.2)	$(11.9)	(128)%
Gross Margin Rate Loss	(6)%	(19)%		(7)%	(52)%		(52)%	(38)%

        Gross margin loss consists of revenues less cost of sales. Gross margin rate is the resulting gross margin loss as a percentage of revenue.

  Six months ended July 3, 2004 versus six months ended June 29, 2003

        The improved gross margin and gross margin rate improvement between the six month period ended July 3, 2004 compared with June 29, 2003 was principally the result of the lower fixed overhead costs in 2004 and to a lesser degree the higher revenue.

  Year ended December 31, 2003 versus year ended December 31, 2002

        The reduced gross margin loss and improved negative gross margin rate in 2003 over 2002 was the result of higher revenues which were partially offset by the higher fixed manufacturing overhead costs.

  Year ended December 31, 2002 versus year ended December 31, 2001

        The impact of a high fixed cost base from the acquisitions from Marconi Optical Components Limited and Nortel Networks Corporation was the primary factor for the higher gross margin loss and negative gross margin rate in 2002 over 2001.

Research and Development Expenses

	Period Ended			Year Ended			Year Ended
($ millions)	July 3, 2004	June 29, 2003	Percentage Change	December 31, 2003	December 31, 2002	Percentage Change	December 31, 2002	December 31, 2001	Percentage Change
		(unaudited)
R&D Expenses	$26.9	$26.5	(2)%	$50.4	$50.3	0%	$50.3	$54.4	(8)%
% of Net Revenue	34%	39%		34%	97%		97%	172%

        Despite an increase in research and development spending due to the acquisitions of the optical components business of Nortel Networks Corporation and the optical components business of Marconi Optical Components Limited, research and development costs decreased as a percentage of net revenue in each of the years ended December 31, 2002 and December 31, 2003, and between the six month period ended July 3, 2004 compared to the six month period ended June 29, 2003, principally as a result of our continued cost cutting measures. In 2003, the discontinuance of our research and development of the ASOC product line was the principal factor that resulted in our lower spending. Our research and development spending as a proportion of revenues has generally been much larger than that of comparable sized companies in our industry and often similar, in terms of total spending, to that of much larger companies. We have reduced our workforce on several occasions over the past several years and as part of those reductions, which principally resulted from the restructuring of our business, we have reduced the size of our research and development staff. This has reduced personnel costs, and resulted in a contraction in the number of projects being worked on, and in turn resulted in reductions in associated spending on supplies and services. In 2003, in response to opportunities we saw developing in the market, we began development of subsystems and modules in addition to discrete components for our telecom customers. These subsystem and module solutions integrate optical components and related electronics and software to provide more complete solutions to our customers. In addition, we have committed resources to developing non-telecommunications and data communications products, which use the technologies we have deployed in our telecommunications and data communications products, particularly our semiconductor technologies. Despite these new initiatives, we expect modest decreases in our research and development expense through 2004 as we discontinue certain projects as part of our latest restructuring plan, reducing staff and related spending on supplies and services.

Amortization of Purchased Intangible Assets

	Period Ended			Year Ended			Year Ended
($ millions)	July 3, 2004	June 29, 2003	Percentage Change	December 31, 2003	December 31, 2002	Percentage Change	December 31, 2002	December 31, 2001	Percentage Change
		(unaudited)
Amortization	$5.7	$4.7	21%	$8.5	$5.4	57%	$5.4	$2.8	93%

        Amortization of purchased intangibles assets has increased throughout the periods as a result of the acquisition of several companies.

  Six months ended July 3, 2004 versus six months ended June 29, 2003

        The increase between the two six month periods relates to the intangibles purchased as part of the New Focus, Ignis and Cierra acquisitions.

  Year ended December 31, 2003 versus year ended December 31, 2002

        The primary reason for the increase between 2002 and 2003 was a full year of amortization relating to the intangibles purchased as part of the acquisition of the acquisition of the optical components business from Nortel Networks Corporation.

  Year ended December 31, 2002 versus year ended December 31, 2001

        The increase between 2002 and 2001 relates principally to intangibles acquired as part of the acquisition of the optical components business of Marconi Optical Components Limited.

Selling, General and Administrative Expenses

	Period Ended			Year Ended			Year Ended
($ millions)	July 3, 2004	June 29, 2003	Percentage Change	December 31, 2003	December 31, 2002	Percentage Change	December 31, 2002	December 31, 2001	Percentage Change
		(unaudited)
SG&A Expenses	$29.6	$18.8	57%	$33.8	$20.3	67%	$20.3	$19.2	6%
% of Net Revenue	37%	28%		23%	39%		39%	61%

        The increase in expenditures throughout the periods reflects the additional selling, general and administrative staffing and costs related to the businesses acquired during the periods. Specifically, the increase between the six month period ended July 3, 2004 compared with the six month period ended June 24, 2003 results from the inclusion of New Focus since the acquisition on March 8, 2004 and to a lesser extent the inclusion of Cierra Photonics, combined with higher legal and professional fees relating to various corporate development activities. In 2003, the operations of the optical components business acquired from Nortel Networks Corporation were included for the entire year, versus only two months for 2002, partially offset by restructuring actions undertaken in 2003, including workforce reductions. The increase in expenditures in 2002 reflects the inclusion of the operations of the business acquired from Nortel Networks Corporation in the fourth quarter of 2002. The increase in spending between all periods was partially offset by the continuing process of cost reduction efforts throughout 2001, 2002 and 2003.

        In the future, we expect to incur additional selling, general and administrative expenses as we implement the requirements of the Sarbanes-Oxley Act of 2002, in particular, Section 404, which requires management to report on, and our independent auditors to attest to, our internal controls. In addition, we expect to incur one-time costs of approximately $2.0 million in the first quarter of fiscal 2005 to change our domicile from the United Kingdom to the United States and to effect the listing of our common stock on the NASDAQ National Market.

Restructuring

	Period ended		Year ended
($ millions)	July 3, 2004	June 29 2003	December 31, 2003	December 31, 2002	December 31, 2001
Lease cancellation and commitments	$(1.95)	$(0.22)	$6.70	$7.69
Termination payments to employees and related costs	1.29	6.59	20.89	3.75	$4.59
Write-off on disposal of assets and related costs		1.26	3.80	43.65	77.09

	$(0.66)	$7.63	$31.39	$55.09	$81.68

  Six months ended July 3, 2004

        In the six month period ended July 3, 2004, we incurred a net restructuring credit in the amount of $0.7 million, including the initial charges for our restructuring plan announced in 2004 to reduce overheads by 25%. The 2004 restructuring plan includes the transfer of the majority of our assembly and test operations to our new Shenzhen, China facility, mainly from our Paignton, U.K. facility. We anticipate the plan will take another 12 to 18 months to complete and generate annual savings in excess of $40 million at completion. Total restructuring charges for this program are projected to be in the range of $18 million to $22 million. These restructuring costs of $1.3 million were offset by credits of $2.0 million from the completion of the closure of the Ottawa, Canada facility at costs less than previously anticipated.

  Year ended December 31, 2003

        We undertook several restructuring programs in 2003. The most significant was the closure of our wafer fab facility in Ottawa, Canada with the transfer of associated wafer manufacturing to our facility in Caswell, U.K. We completed the closure of the Ottawa facility in August 2003. We also closed a few smaller manufacturing-related sites in Milton, U.K., Harlow, U.K. and Poughkeepsie, New York and consolidated certain production processes into new locations. By June 29, 2003, net restructuring charges incurred amounted to $7.6 million.

        Each exit program identified the associated employees and product lines that would be terminated, including the fixed assets that would be impaired. We conducted a complete program of employee consultation prior to each closure, and undertook measures to ensure that key personnel were retained in order to successfully complete the projects.

        We planned inventory build-outs and communicated with customers that would be affected by the discontinuation of certain product lines and research projects.

        We achieved annualized cost savings in connection with these exit programs in excess of $25.0 million, with the savings primarily affecting the manufacturing and research and development lines in our income statement.

        In addition, following our decision in 2003 to discontinue the development of, and the final decommissioning of, the ASOC product line, we generated in excess of $20.0 million in ongoing annualized savings.

  Year ended December 31, 2002

        In 2002, we incurred restructuring charges of $55.1 million in connection with our decision to discontinue further development of our ASOC product line, consisting of $37.7 million for the impairment of equipment used in our ASOC product line, $4.5 million for inventory and $1.5 million for purchase commitments. Also included in net charges in 2002 was $7.7 million related to the closure of our sites in Columbia, Maryland and Swindon, U.K., which had been manufacturing ASOC products.

        We implemented three significant exit programs during 2002, all of which related to our decision to discontinue further development of our ASOC product line. During 2002, management performed reviews of the market conditions for ASOC products, and each time concluded that the market for these products was in decline. As a result of these reviews, management decided to close the manufacturing sites in Maryland and Swindon sites, and subsequently to close the production facility and a significant portion of the research and development facility in Abingdon, U.K.

        The closure of the Maryland site was completed in December 2002. All production at the Swindon facility was terminated and the premises were vacated during the summer of 2002. We retained the land associated with the Swindon site but are currently seeking buyers for that land. Prior to closure of the Maryland and Swindon sites, a small portion of the assets was transferred to other Bookham sites. The remaining assets from the Swindon and Maryland sites were auctioned to third parties for an aggregate consideration of approximately $6.9 million in 2003 and $0.3 million in 2002 and unsaleable items were scrapped.

        In 2002, we incurred charges related to inventory write-downs on excess inventory of $5.0 million, which includes write-downs of $1.8 million related to the downsizing of our ASOC product line.

        When calculating write-downs, consideration was given to internal six-month marketing and sales forecasts, as well as, in the case of raw materials, sales and operations planning, in order to produce estimates of the final quantity of finished goods that would be produced. The total amount of forecast finished goods was compared to the sales forecasts, and the difference was written-down. Raw materials were written-down to the extent not required by management's sales and operations plan. We consider inventory levels at customers but do not formally obtain confirmation of these levels. No inventory is held by distributors. We have limited ability to reduce orders with suppliers. Previous experience has indicated that the usual negotiation process results in our having either to take the full order or to pay a termination penalty in lieu of receiving the products.

        We have not, and currently have no plans to, dispose of the items of inventory which were written-down or written-off in 2002 either as a customer sale or as scrap. Future sale of these items would be likely only if there were a timely and significant improvement in the status of our markets and customers. As a result, it is currently not expected that this inventory will have any impact on future revenue or profit margins.

  Year ended December 31, 2001

        In 2001, we incurred net charges in the amount of $81.7 million. Of these charges, $77.1 million reflected our decision to discontinue and sell the operations and product line we acquired from Measurement Microsystems A-Z Inc. which we acquired on February 25, 2001. In addition, we recognized $4.6 million of charges to restructure our business due to deterioration in the market, management's prediction of future demand for our products and the resulting excess manufacturing capacity.

Net Interest and Other Income/Expense

	Period Ended			Year Ended			Year Ended
($ millions)	July 3, 2004	June 29, 2003	Percentage Change	December 31, 2003	December 31, 2002	Percentage Change	December 31, 2002	December 31, 2001	Percentage Change
		(unaudited)
Net Interest and Other Income/Expense	$0.3	$0.9	(63)%	$6.4	$8.2	(23)%	$8.2	$15.8	(48)%

        The decline in our net interest and other income from 2002 to 2003 and between the six month periods of 2004 and 2003 resulted from the interest expense on the notes we issued to Nortel Networks in connection with our acquisition of the optical components business of Nortel Networks, combined with lower cash balances, offset by the favorable translation impact of the Nortel Networks notes being denominated in U.S. dollars instead of pounds sterling, which was our functional currency until September 10, 2004. Interest income net of interest expenses declined from 2001 to 2002 as a result of lower cash balances and lower interest rates on our UK cash balances.

Income Tax Credit

        We have incurred substantial losses to date and expect to incur additional losses in the future. Due to the uncertainty surrounding the realization of the benefits of the net loss carry-forward, a full valuation allowance has been placed against the otherwise recognizable deferred tax assets of $216.6 million at July 3, 2004. No income tax benefit has been recorded in any of the five fiscal years ended December 31, 2003 or the six month period ended July 3, 2004. As our business develops globally, we may incur local tax charges which we are unable to offset. In 2003, we recognized a credit of $3.7 million related to a payment received in 2002 from the U.K. Inland Revenue as compensation for certain research and development expenditures.

Liquidity, Capital Resources and Contractual Obligations

Liquidity and Capital Resources

Operating activities

	Period ended		Year ended
($ millions)	July 3, 2004	June 29, 2003	December 31, 2003	December 31, 2002	December 31, 2001
		(unaudited)
Net loss from operations	$(67.4)	$(68.0)	$(125.8)	$(165.0)	$(164.4)
Non-cash accounting charges:
Impairment, depreciation and amortization	$13.5	10.3	$21.3	$57.7	$86.0
Acquired IPR&D	$5.9	—	$0.2	$13.2	$9.3
Tax credit recognized for research and development activities	—	—	$(3.7)	—	—
Stock based compensation and expenses related to warrants issues	$0.1	—	—	$0.4	$0.7
Gains on sale of property and equipment	$(5.2)	—	$(3.1)	$(0.0)	$(0.0)
Unrealized foreign exchange adjustments on loans and hedges	$(1.1)	—	$(5.8)	—	—
Total non-cash accounting charges	$13.2	10.3	$8.9	$71.3	$96.0
Decrease in working capital	$4.0	14.4	$18.9	$9.0	$20.5
Net cash used in operating activities	$(50.2)	$(43.3)	$(98.0)	$(84.7)	$(47.9)

  Six months ended July 3, 2004

        Net cash used in operating activities for the six month period ended July 3, 2004 was $50.2 million, primarily resulting from the loss from operations of $67.4 million, offset by non-cash accounting charges of $13.2 million and a $4.0 million decrease in working capital. The decrease in working capital was the result of a reduction in inventory, primarily through the sale of inventory which are acquired in connection with our purchase of the optical components business acquired from Nortel Network Corporation.

  Year ended December 31, 2003

        Net cash used in operating activities in 2003 was $98.0 million, primarily resulting from the loss from operations of $125.8 million, offset by non-cash accounting charges of $8.9 million and an $18.9 million decrease in working capital. The decrease in working capital was the result of a reduction in inventory, primarily through the sale of inventory purchased as part of the acquisition of the optical components business acquired of Nortel Network Corporation.

  Year ended December 31, 2002

        Net cash used in operating activities in 2002 was $84.7 million, primarily resulting from the loss from operations of $165.0 million, offset by non-cash accounting charges of $71.3 million and a $9.0 million decrease in working capital. The working capital decrease was primarily the result of the acquisition from Nortel Networks Corporation, which resulted in an increase in the levels of accounts payable and a decrease in the levels of acquired inventory, partially offset by an increase in the level of accounts receivable.

  Year ended December 31, 2001

        Net cash used in operating activities in 2001 was $47.9 million, primarily resulting from the loss from operations of $164.4 million offset in part by non-cash accounting charges of $96.0 million and a $20.5 million decrease in working capital. The working capital decrease was the result of lower accounts receivable of $11.8 million and lower inventory of $6.3 million primarily relating to revenue declining throughout 2001.

Return on investments

        Return on investments represents net interest, which is the difference between interest received on our cash and interest paid on our debts declined over the three and one-half year period as our cash balances have been reduced. Return on investments were $15.7 million in 2001, $8.0 million in 2002, $6.3 million in 2003 and $0.2 million for the six month period ended July 3, 2004. Interest paid on debts, excluding the notes issued to Nortel Networks, has been minimal during the three-year period as debts have been minimal.

Investing activities

        Capital expenditure for the six month period ended July 3, 2004 was $6.7 million, principally in connection with upgrading the Shenzhen, China site and purchasing equipment for various new product introductions. In 2003, capital expenditure was $19.2 million. The principal spending in 2003 was in connection with upgrading the Caswell, U.K. wafer fab site to a capability required to produce products transferred from Ottawa, Canada. Capital spending in 2002 was $15.2 million, principally relating to implementation of an integrated enterprise resource planning and factory management solution, based at our Abingdon, U.K. and Caswell, U.K. sites, that permits our systems to interface with the systems we acquired with the optical components business acquired from Nortel Network Corporation. In 2001, we had $57.5 million in capital expenditures, primarily in connection with expanding our production capacity and capability in our ASOC product line. We also acquired manufacturing facilities in Swindon, U.K. and Columbia, Maryland, which subsequently closed in 2002 due to the decrease in demand for optical components.

Acquisitions

        On June 10, 2004, Bookham acquired the entire issued share capital of Onetta for 2,764,030 shares of our common stock valued at $24.7 million. As part of the agreement, the Onetta stockholders agreed to discharge liabilities of $6.1 million. In connection with the acquisition, no value was allocated to IPR&D projects.

        On March 8, 2004, we acquired New Focus by a merger of a wholly-owned subsidiary with and into New Focus, with New Focus surviving as our wholly-owned subsidiary. Pursuant to the merger agreement, on March 8, 2004, each New Focus stockholder received a cash distribution from New Focus in the amount of $2.19 per share of New Focus common stock held on that date. In the merger, we issued an aggregate of 7,866,600 shares of our common stock. In addition, we assumed all outstanding options to purchase shares of New Focus common stock, on the same terms and conditions as were applicable to that option under the applicable New Focus option plan and option agreement. Pursuant to the merger agreement, two directors of New Focus, Peter Bordui and Winston Fu, joined our board of directors.

        On July 4, 2003, we acquired substantially all of the assets and certain liabilities of Cierra Photonics for 307,148 shares of our common stock valued at $3.7 million. Up to an additional 420,000 shares of our common stock may be issued if the Cierra Photonics business meets a revenue target of at least $5.0 million in the 12-month period prior to October 1, 2004, or at least $8.5 million in the

12-month period prior to October 1, 2005. In exchange, we received fixed assets of $1.7 million and inventory of $0.1 million. We also assumed liabilities of $1.6 million.

        On October 6, 2003, we acquired the entire issued share capital of Ignis Optics for 802,081 shares of our common stock valued at $17.7 million. Up to an additional 78,084 shares of our common stock may be issued in early 2005 if Ignis Optics meets a revenue target of at least $4.0 million for the fiscal year ended December 31, 2004.

        On February 1, 2002, we acquired the optical components business of Marconi Optical Components Limited for 1,289,100 shares of our common stock valued at $28.0 million. In exchange, we received fixed assets, including equipment, land and buildings of $4.8 million and inventory of $10.4 million. We assumed no liabilities and incurred no debt in connection with this transaction.

        On November 8, 2002, we completed the acquisition of the optical components business acquired from Nortel Network Corporation 6,100,000 shares of common stock, warrants to purchase 900,000 shares of common stock, notes in the aggregate amount of $50 million and the payment of net cash consideration of $9.2 million for an aggregate value of $111.2 million. In exchange, we received intangible assets valued at $27.4 million, representing the patent portfolio for the amplifiers and active devices acquired from Nortel Networks Corporation; tangible fixed assets of $32.5 million, including equipment, land and buildings; and inventory of $61.9 million. As part of the transaction, we assumed certain liabilities falling due within one year of $8.4 million. In accordance with SFAS No. 141 "Business Combinations", an adjustment was made in the 2003 accounts for amendments to those provisional values. During 2003, a larger amount of inventory was sold than was expected at the time the deal with Nortel Networks was completed in 2003. As a consequence, we increased the value of the inventory by $20.2 million, reduced intangible assets by $9.1 million and decreased other net assets by $11.1 million as part of the allocation fair value of the remaining assets.

Sources of Cash

        In the past three years, we have funded our operations from the proceeds of our public offerings in 2000, in which we raised a total of approximately $398.8 million and the proceeds from acquisitions. In connection with our acquisition of New Focus in March 2004, excluding transaction related costs of approximately $12.0 million, we acquired approximately $105.0 million in cash. As of July 3, 2004, we had $116.7 million in cash and equivalents, which represents our source of cash that will fund operations for the immediate future. We do not have any bank lending facilities, borrowings or lines of credit, except for the secured and unsecured notes we issued to Nortel Networks and a loan in the principal amount of $50.0 million.

Future Cash Requirements

        Our cash flows from operations alone are currently not sufficient to cover our operating expenses and capital expenditure needs. However, we believe that we have sufficient cash balances to meet our anticipated working capital and capital expenditure requirements for at least 12 months (excluding expenditures on acquisitions). Our future funding requirements will depend on numerous factors including:

  •
  our ability to implement our 2004 restructuring program;

  •
  our ability to increase our revenue;

  •
  our ability to raise additional funds;

  •
  market conditions within the telecom optical components industry; and

  •
  general economic conditions and performance of the NASDAQ National Market.

        Future events and opportunities may require us to sell additional equity or debt securities. From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. We continue to consider potential acquisition candidates. Any of these transactions could involve the issuance of a significant number of new equity securities, debt, and/or cash consideration. We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity securities or borrowings. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing shareholders may experience significant dilution.

Risk Management—Foreign Currency Risk

        We are exposed to fluctuations in foreign currency exchange rates and interest rates. As our business has grown and become increasing multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue and pay expenses. Despite our change in domicile from the United Kingdom to the United States, in the future we expect that a substantial portion of our revenues will be denominated in U.S. dollars, while the majority of our expenses will continue to be denominated in pounds sterling. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenue and pay expenses, could affect our operating results. We engage in currency hedging transactions in an effort to cover any exposure to such fluctuations, and we may be required to convert currencies to meet our obligations. Under certain circumstances, hedging transactions can have an adverse effect on our financial condition. In 2003, we concluded 13 foreign exchange contracts for a total value of $65.0 million. As of July 3, 2004, we extend into four foreign exchange contracts with a total value of $90.0 million. These contracts expire at various dates from September 2004 to May 2005. In addition, the notes we issued in connection with the acquisition of the optical components business from Nortel Network Corporation are denominated in U.S. dollars.

Contractual Obligations

        Our contractual obligations at July 3, 2004, by nature of the obligation and amount due over certain periods of time, are set out in the table below. There have been no material changes in the obligations set forth in the table since July 3, 2004.

	Payments Due by Period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term Debt Obligations	$57,529	$4,144	$32,713	$20,412	$260
Capital Lease Obligations	$5,133	$5,133	$—	$—	$—
Operating Lease Obligations	$42,407	$13,531	$23,000	$3,646	$2,230
Purchase Obligations	$42,982	$42,982	$—	$—	$—

Total Contractual Obligations	$148,051	$65,790	$55,713	$24,058	$2,490

        Our long-term debt principally includes two loans payable to Nortel Networks Optical Components Limited.

        Capital lease obligations are the future payments due under leases comprising principally of commitments totaling $5.0 million.

        Operating leases are future annual commitments under non-cancelable operating leases, including rents payable for land and buildings. The purchase obligations consist of our total outstanding purchase order commitments as at July 3, 2004.

Off-Balance Sheet Arrangements

        We adopted the provisions of FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34" ("FIN 45") effective December 31, 2002. We have the following off-balance sheet financial guarantees:

        In connection with the sale of our passive component line to Finisar, Inc., we agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This indemnification expires in May 2009 and has no maximum liability. In connection with the sale of our tunable laser technology to Intel Corporation, we have indemnified Intel against losses for certain intellectual property claims. This indemnification expires in May 2008 and has a maximum liability of $7 million.

        In connection with the sale by the Company of JCA Technology, Inc. to Endwave Corporation on July 21, 2004, the Company agreed to indemnify Endwave Corporation against losses arising from breach of any representation or warranty of the Company contained in the purchase agreement and for certain claims arising from non-compliance with environmental laws prior to the closing date. This indemnification expires on the later of one year from closing, or on July 21, 2005 and has a $2.5 million maximum liability.

        The Company indemnifies its directors and certain employees as permitted by law. Indemnification covers at least negligence and gross negligence on the part of indemnified parties. The Company has not recorded a liability associated with these indemnification agreements as the Company historically has not incurred any costs associated with such indemnifications. Costs associated with such indemnifications may be mitigated by insurance coverage that the Company maintains.

        We also have indemnification clauses in various contracts that we enter into in the normal course of business, such as those issued by our bankers in favor of several of our suppliers. We have not historically paid out any amounts related to these indemnifications and do not expect to in the future.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

        The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, the discussion in this item and other portions of this report contain forward-looking statements that involve certain degrees of risk and uncertainty, including statements relating to our business, liquidity and capital resources. Except for the historical information contained herein, the matters discussed in this section are such forward-looking statements that involve risks and uncertainties, including:

We may not realize the expected benefits from moving our corporate domicile from the United Kingdom to the United States

        Changing our corporate domicile is complex, time consuming and expensive and may disrupt our business. In addition, as a company domiciled in the United States, we will be subject to additional SEC rules and regulations. In order to realize any benefits from our change in corporate domicile, we will need to achieve the timely, efficient and successful execution of a number of events, including:

  •
  retaining existing customers and attracting additional customers;

  •
  retaining and hiring additional key personnel;

  •
  retaining strategic partners and attracting new strategic partners; and

  •
  creating uniform standards, controls, procedures, policies and information systems.

        We may not succeed in addressing these risks or achieving any of the benefits we hope to receive from the change in corporate domicile. Any failure to address these risks or to achieve expected benefits, could have a material adverse effect on the market price of our common stock.

Our success will depend on the extent to which demand for optical components, modules and subsystems improves

        Projections of dramatic growth in demand for bandwidth between 1999 and 2001 led to telecommunications carriers investing large amounts of capital in developing and expanding their optical networks. When the projected growth did not materialize in 2001, telecommunications companies ceased to expand their networks, and large portions of those networks proved superfluous and currently remain unused. As a result, the demand by telecommunications carriers for systems declined dramatically in 2001 and, in turn, the demand for components supplied by us and other vendors to the systems providers also fell sharply. In addition, the lack of demand was exacerbated by excess optical component inventory held by the leading optical systems vendors. This lack of demand persisted in 2002, 2003 and the first half of 2004. We are unable to predict whether and how long the lack of demand will last and, in particular, how long it will take before the excess capacity of existing network systems is fully utilized and demand for additional capacity is generated. Additionally, we are unable to determine what and how much inventory optical systems vendors have left. Continuing unfavorable economic conditions and reduced capital spending of a global nature has also affected demand for our products. We are unable to predict how long the economic slowdown will continue, and whether it will worsen. The continued uncertainties in the global economy make it difficult for us to anticipate revenue levels and therefore to make appropriate estimates and plans relating to management of costs. The uncertain demand for optical components has had, and will continue to have, a material adverse effect on our results of operations, and we are not able to predict when or if our results of operations will improve.

We remain highly dependent on Nortel Networks Limited as a customer over the duration of our supply agreement with Nortel Networks Limited

        In November 2002, in connection with our acquisition of the optical amplifier and optical transmitter and receiver business of Nortel Networks Corporation, we entered into a three-year, non-exclusive supply agreement with Nortel Networks Limited, a wholly-owned subsidiary of Nortel Networks Corporation. During the six quarter period between November 8, 2002, and March 31, 2004, referred to as the Minimum Commitment Period, Nortel Networks Limited was obligated to purchase from us a minimum of $120 million of products and related services regardless of market demand, subject to our meeting certain customary performance criteria relating to quality and delivery, among other things. In addition, Nortel Networks Limited is required to purchase a percentage of its optical components requirements from us until November 2005. The optical components businesses acquired from Nortel Networks Corporation were historically dependent on their relationship with Nortel Networks Limited and, as a result, we expect to be highly dependent on sales to Nortel Networks Limited, at least during the term of the supply agreement. In addition, Nortel Networks Limited, including its affiliates, has been one of Bookham's significant customers during the past three years with respect to sales of other Bookham products. Prior to the acquisition, shipments of products to Nortel Networks Limited by the optical components business from Nortel Network Corporation constituted over 73%, 52%, and 60%, respectively, of the total sales of these businesses in 2000, 2001 and the first half of 2002. In 2003 and the six month period ended July 3, 2004, the shipments of products to Nortel Networks Limited by the optical components business from Nortel Network Corporation constituted over 59% and 46% of our total revenues, respectively. As of July 3, 2004, Nortel Networks Limited had purchased approximately $135 million of products under the supply agreement. If Nortel Networks Limited's financial condition deteriorates because of the continued severe slowdown in the telecommunications industry or due to changes in its own financial position or other circumstances, Nortel Networks Limited may not perform, in full or in part, its obligations under the supply agreement. We may not have a commercially practicable means to recover any shortfall by Nortel Networks Limited of its minimum purchasing commitments. Under certain circumstances, including a bankruptcy proceeding initiated by or against Nortel Networks Corporation and/or Nortel Networks Limited, amounts owed to us by Nortel Networks Limited might not be recoverable and the supply agreement might no longer be enforceable against Nortel Networks Limited.

        Although for the year ended December 31, 2003, Nortel Networks Limited reported net earnings from continuing operations of $441 million, Nortel Networks Limited reported a net loss from continuing operations of $2.8 billion and $11.4 billion in its fiscal years ended 2002 and 2001, respectively. In addition, Nortel Networks Corporation, which owns all of Nortel Networks Limited's common shares, has previously announced workforce reductions and facilities closures and has recently delayed certain regulatory filings, replaced its chief financial officer and the United States Securities and Exchange Commission has recently announced a formal order of investigation in connection with Nortel Network's restatement of previous financial results. If Nortel Networks Limited is unable to meet its purchasing obligations under the supply agreement, or ceases to purchase a substantial amount of products now that the Minimum Commitment Period has expired, our results of operations and business prospects would be materially adversely affected.

We may not be able to retain Nortel Networks Limited as a customer after expiration of the supply agreement

        Our revenues over the period of the supply agreement with Nortel Networks Limited may not be indicative of future revenues generated from sales to Nortel Networks Limited. Given current market conditions, Nortel Networks Limited may not continue to purchase products in the same quantity as it did prior to the expiration of the Minimum Commitment Period. There can, in any event, be no assurances regarding the levels at which Nortel Networks Limited will in fact continue to purchase products, or whether they will do so at all, in future periods. Our ability to retain Nortel Networks Limited as a customer after the supply agreement has expired will depend on Nortel Networks Limited's continuing needs for products supplied by us. Our revenues from Nortel Networks Limited were $85.5 million, or 59% of our total revenues, for the year ended December 31, 2003 and $36.7 million, or 46% of our total revenues, for the six month period ended July 3, 2004. In order to sustain revenues for the remainder of 2004, we will need either to continue a supply relationship with Nortel Networks Limited at a significant level or to increase materially the level of our sales to other customers. If sales under the supply agreement do not continue at the same level as they did prior to the expiration the Minimum Commitment Period and/or the supply agreement expires, our revenues will be adversely affected.

We and our customers are each dependent upon a limited number of customers

        Historically, we have generated most of our revenues from a limited number of customers. For example, in each of the three years ending December 31, 2003, sales to five customers accounted for approximately 83% of our revenue. In this same period, sales to two of those customers, Nortel Networks Limited and Marconi Communications, respectively, accounted for 41% and 15% of our revenue in 2001, 32% and 38% in 2002, 59% and 13% in 2003 and 46% and 9% for the first six months of 2004. Our dependence on a limited number of customers is due to the fact that the optical systems industry is dominated by a small number of large companies. That market is currently consolidating, thereby reducing the number of potential customers in the industry. This trend may further increase our dependence on a small number of customers. Similarly, our customers depend on a small group of telecommunications carrier customers to purchase their products that incorporate our optical components.

        We expect to continue to generate a significant amount of our revenues from the supply agreement with Nortel Networks Limited, which expires in November 2005. The supply agreement provides for Nortel Networks Limited to purchase a percentage of its optical components requirements from us until November 2005. As of July 3, 2004, Nortel Networks Limited had purchased approximately $135 million of products under the supply agreement. If Nortel Networks Limited's financial condition deteriorates because of the continued severe slowdown in the telecommunications industry or due to changes in its own financial position or other circumstances, Nortel Networks Limited may not perform, in full or in part, its obligations under the supply agreement. We may not have a commercially practicable means to recover any shortfall by Nortel Networks Limited of its minimum purchase commitments. Our supply agreement with Marconi Communications, which provided for Marconi Communications to purchase $48.3 million of products and services from us, expired in June 2004. As a result of the expiration of the agreement, we expect the amount of revenues we receive from Marconi Communications to decline. The loss of one or more of our customers, or any decrease in revenues earned from Nortel Networks Limited or Marconi Communications, could materially adversely affect our revenues and results of operations. In addition, many of our customers, and their telecommunications carrier customers, have been affected by the downturn in the telecommunications industry and are in poor financial condition. The condition of these companies may affect the amount and type of orders they are able to place with us.

We have substantially redefined our business, making it difficult to evaluate our business based upon our historical financial results

        From 1997 through 2000, our principal product line was based upon our proprietary silicon-based integrated optical circuitry, or ASOC, platform. In 2001 and 2002, as market demand for optical components continued to decline and some companies began to exit the industry, we redefined our business away from our product line of ASOC-based, passive, fully-integrated components towards providing a range of active optical components. As a result, in 2002 and 2003, we discontinued

development of our ASOC-based products and shifted our strategic focus to becoming a supplier of optical components for the telecommunications market through the acquisition of companies or product lines. In the past two years, our acquisitions have included New Focus, Inc. and the optical components businesses of Marconi Communications and Nortel Networks. This shift in our business model has substantially redefined our business plan and expanded our market focus and has resulted in large changes in our revenues and expenses as we acquire and integrate companies and product lines. As a result of our past acquisitions and our continued plan to acquire and integrate additional companies or product lines that we believe can be exploited in the current market environment, our financial results for any period or changes in our results across periods may continue to dramatically change. Our historical financial results, therefore, should not be relied upon to accurately predict our future operating results, thereby making the evaluation of our business more difficult.

We have generated substantial losses to date and will generate substantial losses in the future unless we achieve significant revenue growth

        We incurred substantial net losses in 2001, 2002, 2003 and the six month period ended July 3, 2004. Historically, we have failed to predict the revenue required to achieve cash flow break-even. For example, in October 2002, we stated that we believed we had reduced the revenue required to achieve cash flow break-even to approximately $75.0 million per quarter and in February and June 2003, we stated that we intended to reduce the quarterly revenue required to achieve cash flow break-even to $73.8 million and to between $49.2 million and $57.4 million, respectively. All of these predictions proved inaccurate. You should not rely on any of our previously announced break-even levels and we believe that given current market uncertainties, it is not currently possible to predict when, or at what level, break-even operations will, if ever, be achieved. We may never generate sufficient revenues to achieve profitability or meet our liabilities as they come due. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. To date, we have been financed largely by our existing cash balances and our operating cash flows. Our existing cash balances and any future revenues may not be sufficient to cover all future losses. Given our existing level of losses, we anticipate that we may in the next twelve months need to raise funding through external sources such as equity financings. If we are unable to obtain external funding, our ability to continue operations will be significantly adversely affected.

As a result of our global operations, our business is subject to currency fluctuations that may adversely affect our operating results

        Due to our multi-national operations in Europe, North America and Asia, our business is subject to fluctuations based upon changes in the exchange rates among the currencies in which we collect revenues and pay expenses. In particular, despite our change in domicile, a substantial portion of our revenues are denominated in U.S. dollars, while the majority of our expenses continue to be denominated in pounds sterling. As a result, our margins and cash flow could be adversely affected. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenue and pay expenses, could affect our operating results. In recent periods, the value of the U.S. dollar has declined significantly in comparison with the pound sterling and the euro. The quarter-end exchange has moved from $1.58 in the first quarter of 2003 to $1.82 at July 3, 2004, which represents a 15.2% decline in the strength of the U.S. dollar relative to the pound sterling. Continued weakness of the U.S. dollar versus the pound sterling will make it more difficult for us to achieve improvements in our margins in the short term. We engage in currency hedging transactions in an effort to cover any exposure to such fluctuations, and we may be required to convert currencies to meet our obligations, however, under certain circumstances, hedging transactions can have an adverse effect on our financial condition.

We expect to acquire businesses as part of our strategy, and we will need to integrate them successfully

        Acquisitions have historically been an important part of our business strategy and will form part of our strategy in the future. For example, in 2002 Bookham Technology plc acquired the optical components businesses of Marconi Optical Components Limited and Nortel Networks. In July 2003, Bookham Technology plc acquired substantially all of the assets and certain liabilities of Cierra Photonics for consideration of 307,148 shares of our common stock, with up to an additional 420,000 shares of our common stock issuable in the future upon achievement of certain revenue milestones. In October 2003, Bookham Technology plc acquired Ignis Optics for consideration of 802,801 shares of our common stock, with up to 78,084 shares of common stock issuable in the future upon achievement of certain revenue milestones. In March 2004, Bookham Technology plc acquired New Focus for consideration of 7,866,600 shares of our common stock. In June 2004, Bookham Technology plc acquired Onetta for consideration of 2,764,030 shares of our common stock. Any acquisition transaction could involve the issuance of a significant number of new equity or debt securities and/or the payment of substantial cash consideration. If we fund acquisitions in whole or in part through the issuance of equity securities, our existing shareholders may experience substantial dilution. We may also be required to make significant investment in acquired companies to facilitate commercialization of their products or to support the integration of their operations with ours. Any acquisition may also involve significant management time and attention, which could cause disruption to our overall operations. Any acquisition resulting in entry into a new market, such as our acquisition of Ignis Optics, a company in the data communications sector, and New Focus, a company in the photonics and microwave sector, could present numerous challenges including diversion of financial and managerial resources and creation of uncertainty among existing customers. Moreover, if we are unable to integrate successfully any newly acquired business or technologies, we may be unable to achieve our strategic goals and our business could suffer. Specifically, we are now in the process of integrating the operations of New Focus and Onetta with our existing business and may experience problems in connection with this integration. The success of our strategy depends on the success of the integration process. Although substantially all of the integration is complete, the integration may not be successful and may result in unanticipated operational, developmental, personnel or other problems. Any of these problems could adversely affect our results of operations. We currently intend to continue Ignis Optics, New Focus and Onetta as separate legal entities.

Fluctuations in operating results and a long sales cycle could adversely affect our revenues which would affect the market price of our common stock

        Our revenues and operating results are likely to fluctuate significantly in the future. The lack of visibility as to future revenue sources from our newly integrated businesses, the timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenue. To date, our sales cycles have been lengthy. The period between initial contact with a customer to the receipt of a purchase order has frequently been six months to a year or more. In addition, most of our customers perform, and require us to perform, extensive process and product evaluation and testing of components before purchase. This lengthy sales cycle may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation.

        Delays or deferrals in purchasing decisions may increase as we develop new or enhanced products for new markets, including data communications, aerospace, industrial and military. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each customer's delay or deferral activity. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, net income for any quarterly period in which material orders fail to occur, are delayed, or deferred could vary significantly.

        Because of these and other factors, investors should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. In future periods, results of operations may differ from the estimates of public market analysts and investors. Such a discrepancy could cause the market price of our common stock to decline.

Our business will be adversely affected if we cannot manage the significant changes in the number of our employees and the size of our operations

        We experienced a significant increase in the number of our employees, the scope of our operations and financial systems and the geographic area of our operations in 1999 and 2000. In 2001, however, we experienced a significant reduction in the number of employees and scope of our operations because of declining demand for our products. In addition, a number of our manufacturing facilities were underutilized in light of reduced demand. In 2002, our employee numbers, scope of operations and the geographic area of our operations again significantly expanded through acquisitions, although the increase in our headcount was offset by employee reductions. As a result of the merger with New Focus in March 2004, we acquired approximately 200 employees based at New Focus's headquarters in San Jose, California. In addition, we acquired approximately 50 employees as a result of the acquisition of Onetta. These significant changes in headcount have placed, and will continue to place, a significant strain on management and other resources. We face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs in different jurisdictions.

        There is a risk that, during such periods of growth or decline, management will not sufficiently coordinate the roles of individuals to ensure that all areas receive appropriate focus and attention. If we are unable to manage our headcount, manufacturing capacity and scope of operations effectively, the cost and quality of our products may suffer, we may be unable to attract and retain key personnel and we may be unable to market and develop new products. Further, the inability to successfully manage the substantially larger and geographically more diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.

We generate a significant portion of our revenue internationally and therefore are subject to additional risks associated with the extent of our international operations

        Our revenues for the first six months of 2004, and the years ended December 31, 2003, 2002 and 2001 were $10.8 million, $13.5 million, $4.7 million and $6.2 million, respectively, in the United States and $69.0 million, $132.7 million, $47.2 million and $25.4 million for the first six months of 2004, and the years ended December 31, 2003, 2002 and 2001, respectively, in countries outside the United States.

        We are subject to additional risks related to operating in foreign countries, including:

  •
  currency fluctuations, which could result in increased operating expenses and reduced revenues;

  •
  greater difficulty in accounts receivable collection and longer collection periods;

  •
  difficulty in enforcing or adequately protecting our intellectual property;

  •
  foreign taxes;

  •
  political, legal and economic instability in foreign markets; and

  •
  foreign regulations.

        Any of these risks, or any other risks related to our foreign revenues, could materially adversely affect our business, financial condition and results of operations.

If our customers do not qualify our manufacturing lines or the manufacturing lines of our subcontractors for volume shipments, our operating results could suffer

        Most of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Our customers may also require that we, and any subcontractors that we may use, be registered under international quality standards, such as ISO 9001. Any relocation or consolidation of our manufacturing lines from existing manufacturing facilities, such as our planned shift of manufacturing capacity to Shenzhen, China, may need to undergo qualification by our customers before commercial production on these lines can recommence. In addition, we have in the past, and may in the future, encounter quality control issues as a result of relocating our manufacturing lines or introducing new products to fill production. The qualification process, whether in connection with new products or the relocation of manufacturing lines for current products, determines whether the manufacturing line meets the quality, performance and reliability standards of customers and organizations that set industry standards. We may experience delays in obtaining customer qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed.

Delays, disruptions or quality control problems in manufacturing could result in delays in product shipments to customers and could adversely affect our business

        We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors. As a result, we could incur additional costs that would adversely affect gross margins, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputation. Furthermore, even if we are able to deliver products to our customers on a timely basis, we may be unable to recognize revenue based on our revenue recognition policies. For example, New Focus has experienced disruptions in the manufacture of some of its products due to changes in its manufacturing processes, which resulted in reduced manufacturing yields, delays in product shipment and deferral of revenue recognition. Any manufacturing disruptions in the future, including disruptions as a result of the consolidation of our facilities, could adversely affect our revenues, gross margins and results of operations. In addition, we may experience manufacturing delays and reduced manufacturing yields upon introduction of new products to our manufacturing lines or integration of acquired products. We have in the past experienced lower-than-targeted product yields, which have resulted in delays of customer shipments, lost revenues and reduced gross margins.

The cost and complexity of complying with government regulations and any determination that we have violated such regulations could adversely affect our business

        The sale of certain of our products is subject to regulation by governmental bodies in the United States and other jurisdictions. If we fail to comply with the applicable rules or regulations of any governmental agency, we could be subject to strict penalties. Any such sanction or any failure to or delay in continuing to comply with governmental regulations could adversely affect our revenues, gross margins and results of operations.

Our debt repayment obligations to Nortel Networks Optical Components Limited may affect our ability to operate our business

        In connection with our acquisition of the optical components business from Nortel Networks Corporation, we have issued to Nortel Networks Optical Components Limited secured and unsecured interest-bearing notes in the aggregate principal amount of $50 million. The secured note, in the principal amount of $30 million, is secured against all of our capital equipment and all of the assets, other than inventory, of the optical components business acquired from Nortel Network Corporation, bears interest at the rate of 7% per year, increasing 0.25% per quarter beginning three months after issue until repayment, up to a maximum rate of 10% per year, and is payable in full no later than November 8, 2005. As of July 3, 2004, the note bore interest at a rate of 8.5%. The unsecured note, in the principal amount of $20 million, bears interest at the rate of 4% per year, is convertible at any time at the election of the holder into shares of our common stock and is payable in full no later than November 8, 2007. We are required to repay the notes, in full or in part, at earlier times upon the occurrence of various events, including an equity or equity-linked financing by us. Our business currently does not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness or to fund our other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements. If we cannot fund our liquidity needs through alternative sources of capital such as a financing, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances, selling assets, restructuring or refinancing our debt, or seeking additional equity or debt capital. We may not be able to effect any of those remedies on commercially reasonable terms, or at all. If we incur additional debt above current levels, the risks associated with our leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

We could be adversely affected if we are unable to manage our manufacturing capacity to meet fluctuating levels of demand for our products

        A significant and steady decline in the demand for optical components beginning in 2001 resulted in marked underutilization of our manufacturing capacity, and, in July 2002, we announced that we were closing our manufacturing facilities in Swindon, U.K. and Maryland, U.S. In 2002, we acquired a manufacturing facility in Caswell, U.K. as part of the acquisition of the optical components business of Marconi Optical Components Limited, and in connection with our acquisition of the optical components business from Nortel Network Corporation, we acquired four more manufacturing facilities located in the United Kingdom, Canada and Switzerland. All of these facilities are underutilized. In 2004, in connection with our acquisition of New Focus, we acquired two additional manufacturing facilities. We have closed our Ottawa, Canada manufacturing facility and have transferred its operations to our Caswell site, and we have closed our Abingdon, U.K. manufacturing facility. In addition, we have announced a restructuring plan which includes moving a majority of our assembly and test operations to our facility in Shenzen, China. We are in the process of transferring some of our manufacturing activities to the New Focus China facility. Fluctuations in customer demand, combined with the acquisition of these additional manufacturing facilities, present challenges and will require us to evaluate manufacturing capacity and to assess and predict demand appropriately in order to ensure availability and staffing of manufacturing facilities sufficient to meet that demand. Failure to do so on a timely basis could have an adverse effect upon gross margins or have the effect of increasing overall operating expenses.

We may incur significant restructuring charges that will adversely affect our results of operations

        In light of our restructuring and cost reduction measures in 2002 and 2003 in response to the depressed demand for optical components and our consolidation activities, we have incurred significant restructuring related charges. Such charges totaled $4.8 million, $2.9 million, $23.9 million and a credit of $2.9 million, respectively, for the quarters ended March 30, June 29, September 28 and December 31, 2003. In connection with the rationalization of our facilities, including the proposed transfer of manufacturing activities to Shenzhen, China, we incurred additional restructuring charges of for the quarter ended July 3, 2004. This was offset by credits of $2.0 million from the completion of the closure of certain sites at lower costs than initially anticipated. In 2004, we announced a further restructuring plan, which includes moving the majority of our assembly and test operations from our site in Paignton, England to our facility in Shenzhen, China. We anticipate that our 2004 restructuring plan will not be completed until the first quarter of 2005 and we expect to incur total restructuring charges in the range of $18 million to $22 million relating to this program over this time period. We may incur additional charges in the future. These charges, along with any other charges, have adversely affected, and will continue to adversely affect, our results of operations for the periods in which such charges have been or will be incurred.

We may have difficulty obtaining additional capital because of reduced funding of and lending to companies in the optical components industry

        The optical components sector of the telecommunications industry, in which we operate, has been severely affected by the downturn in the global economy. As a result, companies in this sector have experienced difficulty in raising capital, whether through equity or debt financing. Because the share values of optical component suppliers have declined markedly during the downturn, we may experience difficulty raising additional capital or may have to accept capital financing on less than optimal terms.

Our future success will depend on our ability to manufacture and sell our products, some of which have recently been commercially introduced and may not achieve commercial acceptance

        In connection with our acquisitions from Nortel Networks Corporation and Marconi Optical Components Limited, we added several new products to our product line, some of which have not yet successfully completed a specific series of tests that demonstrate those products meet industry-wide standards and are suitable for customer specific use. Until these tests are complete for a given product, that product does not qualify for volume production. We cannot assure investors that these products, or the proprietary technology upon which any of these products is based, will achieve broad market acceptance.

        In addition, a decline in demand for any of our product lines due to faults or quality problems, the introduction of superior products by competitors, technological changes or other reasons could undermine confidence in and demand for our products. This decline in demand could have a material adverse effect on our customer relationships and business prospects.

We may encounter unexpected costs or delays in commencing manufacturing at the facility in Shenzhen, China

        We intend to take advantage of the comparatively low manufacturing costs in China by conducting manufacturing activities at our facility in Shenzhen, China. Operations in China are subject to greater political, legal and economic risks than our operations in other countries. In order to commence activity at the facility, we must obtain required legal authorization, train and hire a workforce and invest in activation of the facility. The legal system in China is undeveloped and subject to change with little or no notice, and enforceability of existing laws and regulations is uncertain. Requisite legal permits may not be obtained and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. The hiring and training of an appropriate labor force requires an investment of our resources, and may take longer than anticipated. We may also encounter delays or dislocation in the transfer of product lines to Shenzhen, China, or quality issues as we ramp up manufacturing activities. We may also be required to expend greater amounts than we currently anticipate in connection with the reactivation of the facility. Any one of these factors, or a combination of them, could result in the incurrence of unanticipated costs, with the potential to materially and adversely affect our business.

Our results of operations may suffer if we do not effectively manage our inventory and we may incur inventory-related charges

        To achieve commercial success with our product lines, we need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. The ability to accurately forecast customers' product needs in the current economic environment is very difficult. Some of our products and supplies have in the past, and may in the future, become obsolete while in inventory due to rapidly changing customer specifications or a decrease in customer demand. If we are not able to manage our inventory effectively, we may need to write-down the value of some of our existing inventory or write-off unsaleable or obsolete inventory, which would adversely affect our results of operations. We have from time to time incurred significant inventory-related charges. For example, in 2001, we incurred charges related to inventory write-downs on excess inventory of $6.7 million and, in 2002, we incurred charges related to inventory write-downs on excess inventory of $4.9 million, which includes write-downs of $1.8 million related to the downsizing of our ASOC product line. In 2003 and the first half of 2004, we did not incur charges related to inventory write-downs on excess inventory. We may, however, incur significant similar charges in future periods. These charges could significantly adversely affect our results of operations.

Our products are complex, may take longer to develop than originally anticipated and are highly dependent on the needs of our customers' design and development programs

        Many of our new products must be tailored to customer specifications. As a result, we are constantly developing new products and using new technologies in those products. These products often take 12 to 18 months to develop because of their complexity and because customer specifications sometimes change during the development cycle. We fund a significant majority of the design work, but have in the past received small contributions from customers, which we credit against research and development expenditure. In the event that a customer cancelled or modified a design project before we began large-scale manufacture of the product and received revenue from the customer, we would not be able to recover those expenses and our results of operations would be adversely affected. It is difficult to predict with any certainty, particularly in the present economic climate, the frequency with which customers will cancel or modify their projects, or the effect that any cancellation or modification would have on our results of operations. The complex production process for our products requires careful and constant maintenance of fine tolerances that can be disrupted by unknown or unforeseen causes. Our products may also contain defects when first introduced or as new versions are released. We could also incur significant unanticipated costs in attempting to complete the development of new products or to fix defective products. In addition, the need to contain research and development costs may have an adverse effect on our development of new products and enhancement of existing product offerings.

We may experience low manufacturing yields

        Manufacturing yields depend on a number of factors, including the volume of production due to customer demand and the nature and extent of changes in specifications required by customers for which we perform design-in work. Higher volumes due to demand for a fixed, rather than continually changing, design generally result in higher manufacturing yields, whereas lower volume production generally results in lower yields. In addition, lower yields may result, and have in the past resulted, from commercial shipments of products prior to full manufacturing qualification to the applicable specifications. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically caused, and may in the future cause, significantly reduced manufacturing yields, resulting in low or negative margins on those products. Moreover, an increase in the rejection rate of products during the quality control process either pre, during or post manufacture results in lower yields and margins.

Finally, manufacturing yields and margins can also be lower if we receive or inadvertently use defective or contaminated materials from our suppliers.

We may be faced with product liability claims

        Despite quality assurance measures, there remains a risk that defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects and for consequential damages. They could, moreover, impair the market's acceptance of our products. Both could have a material adverse effect on our business and financial condition. In addition, we may assume product warranty liabilities related to companies we acquire which could have a material adverse effect on our business and financial condition. In order to mitigate the risk of liability for damages, we carry product liability insurance with a $18.2 million aggregate annual limit and errors and omissions insurance with a $5.0 million annual limit. We cannot assure investors that this insurance could adequately cover our costs arising from defects in our products or otherwise.

Our intellectual property rights may not be adequately protected

        Our future success will depend, in large part, upon our intellectual property rights, including patents, design rights, trade secrets, trademarks, know-how and continuing technological innovation. We maintain an active program of identifying technology appropriate for patent protection. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individuals during their work for us and require that all proprietary information disclosed will remain confidential. Although such agreements may be binding, they may not be enforceable in all jurisdictions.

        Our intellectual property portfolio is an important corporate asset. The steps we have taken and may take in the future to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. We cannot assure investors that our competitors will not successfully challenge the validity of these patents, or design products that avoid infringement of our proprietary rights with respect to our technology. There can be no assurance that other companies are not investigating or developing other similar technologies, that any patents will issue from any application pending or filed by us or that, if patents do issue, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, we cannot assure investors that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights under those patents will provide a competitive advantage to us. Further, the laws of certain territories in which our products are or may be developed, manufactured or sold, including South East Asia, may not protect our products and intellectual property rights to the same extent as the laws of the United States, the United Kingdom and continental European countries.

Our products may infringe the intellectual property rights of others

        Companies in the industry in which we operate frequently receive claims of patent infringement or infringement of other intellectual property rights. In this regard, third parties may in the future assert claims against us concerning our existing products or with respect to future products under development. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties' proprietary rights. If we do infringe a third party's rights, we may need to negotiate with holders of patents relevant to our business. We have from time to time received notices from third parties alleging infringement of their intellectual property and as a result have entered into license agreements with those third parties with respect to that intellectual property. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. In the course of pursuing any of these means we could incur significant costs and diversion of our resources. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements that require payment of significant royalties that could adversely affect our ability to price our products profitably.

If we fail to obtain the right to use the intellectual property rights of others necessary to operate our business, our ability to succeed will be adversely affected

        The telecommunications and optical components markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and our competitors. Optical component suppliers may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us. In the future we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products for our markets. Licenses granting us the right to use third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results. Our larger competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage.

We depend on a limited number of suppliers who could disrupt our business if they stopped, decreased or delayed shipments

        We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers and, therefore, these suppliers generally may stop supplying materials and equipment at any time. The reliance on a sole or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Any supply deficiencies relating to the quality or quantities of materials or equipment we use to manufacture our products could adversely affect our ability to fulfill customer orders or our financial results of operations.

If we fail to attract and retain key personnel, our business could suffer

        Our future depends, in part, on our ability to attract and retain key personnel. Competition for highly skilled technical people is extremely intense, and, the current economic environment notwithstanding, we continue to face difficulty identifying and hiring qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive management team and other key management and technical personnel, each of whom would be difficult to replace. The loss of services of these or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business.

        Similar to other technology companies, we rely upon our ability to use stock options and other forms of equity-based compensation as key components of our executive and employee compensation structure. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels (or develop alternative compensation structures) in order to retain our key employees, particularly as and when an industry recovery returns. Recent proposals to modify accounting rules relating to the expensing of equity compensation may cause us to substantially reduce, or even eliminate, all or portions of our equity compensation programs.

Our business and future operating results may be adversely affected by events outside of our control

        Our business and operating results are vulnerable to interruption by events outside of our control, such as earthquakes, fire, power loss, telecommunications failures, political instability, military conflict and uncertainties arising out of terrorist attacks, including a global economic slowdown, the economic consequences of additional military action or additional terrorist activities and associated political instability, and the effect of heightened security concerns on domestic and international travel and commerce.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock

        We account for our acquisitions, including the acquisition of New Focus, using the purchase method of accounting. In accordance with U.S. GAAP, we allocate the total estimated purchase price to an acquired company's net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of announcement of the transaction, and record the excess of the purchase price over those fair values as goodwill. With respect to our acquisition of New Focus, the portion of the estimated purchase price allocated to in-process research and development was expensed by us in the first quarter of 2004. We will incur an increase in the amount of amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the merger on an annual basis. To the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. In addition, in the past, after the completion of a transaction, we have amended the provisional values of certain inventory we obtained as part of transactions, specifically the Nortel Networks acquisition. This amendment resulted in an increase in the value of our inventory being increased by $20.2 million, current liabilities being increased by approximately $1.3 million and intangible assets being decreased by approximately $9.1 million and property, plant and equipment increased by $9.8 million. We cannot assure you that we will not have to make other similar modifications to our historical financial results in the future. In addition, there can be no assurance that we will not incur restructuring charges as a result of any such transaction, which may have an adverse effect on our earnings.

Our business involves the use of hazardous materials, and environmental laws and regulations may expose us to liability and increase our costs

        We historically have handled small amounts of hazardous materials as part of our manufacturing activities and now handle more and different such hazardous materials as a result of the manufacturing processes related to New Focus, the optical components business acquired from Nortel Network Corporation and the product lines we acquired from Marconi Optical Components Limited. Consequently, our operations are subject to environmental laws and regulations governing, among other things, the use and handling of hazardous substances and waste disposal. We may be required to incur environmental costs to comply with current or future environmental laws. As with other companies engaged in manufacturing activities that involve hazardous materials, a risk of environmental liability is inherent in our manufacturing activities, as is the risk that our facilities will be shut down in the event of a release of hazardous waste. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business.

The markets in which we operate are highly competitive, which could result in lost sales and lower revenues

        The market for fiber optic components is highly competitive and such competition could result in our existing customers moving their orders to competitors. Certain of our competitors may be able more quickly and effectively to:

  •
  respond to new technologies or technical standards;

  •
  react to changing customer requirements and expectations;

  •
  devote needed resources to the development, production, promotion and sale of products; and

  •
  deliver competitive products at lower prices.

        In addition, market leaders in industries such as semiconductor and data communications, who may have significantly more resources than we do, may in the future enter our market with competing products. All of these risks may be increased if the market were to consolidate through mergers or business combinations between competitors.

        We cannot assure investors that we will be able to compete successfully with our competitors or that aggressive competition in the market will not result in lower prices for our products or decreased gross profit margins. Any such development would have a material adverse effect on our business, financial condition and results of operations.

Major litigation regarding Bookham Technology plc's initial public offering and follow-on offering and any other litigation in which we become involved, including as a result of acquisitions, may substantially increase our costs and harm our business

        On November 7, 2001, a putative class action lawsuit was filed against Bookham Technology plc and others in the United States District Court for the Southern District of New York. On April 19, 2002, the plaintiffs filed an Amended Class Action Complaint. The Amended Complaint names as defendants Bookham Technology plc; Goldman, Sachs & Co. and FleetBoston Robertson Stephens, Inc., two of the underwriters of Bookham Technology plc's initial public offering in April 2000; and Andrew G. Rickman, Stephen J. Cockrell and David Simpson, each of whom was an officer and/or director at the time of Bookham Technology plc's initial public offering, or the Individual Defendants. The Amended Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectus for Bookham Technology plc's initial public offering was materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offering, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares from the underwriters. The Amended Complaint seeks unspecified damages (or in the alternative rescission for those class members who no longer hold ordinary shares), costs, attorneys' fees, experts' fees, interest and other expenses.

        Various plaintiffs have filed similar actions in the United States District Court for the Southern District of New York asserting virtually identical allegations concerning the offerings of more than 300 other issuers. These cases have all been assigned to the Hon. Shira A. Scheindlin for coordination and decisions on pretrial motions, discovery, and related matters. On or about July 15, 2002, issuer defendants filed an omnibus motion to dismiss in the coordinated proceedings on common pleadings issues. On or about October 9, 2002, the court entered as an order, a stipulation dismissing the Individual Defendants from the litigation without prejudice. On February 19, 2003, the omnibus motion to dismiss was denied by the court as to the claims against Bookham Technology plc. A proposal has been made for the settlement and release of claims against issuer defendants, including Bookham Technology plc. A special committee of Bookham Technology plc's board of directors has authorized Bookham Technology plc to accept the proposed settlement. The completion of the settlement is subject to a number of conditions, including court approval. Under the settlement, the plaintiffs will dismiss and release all claims against Bookham Technology plc and other participating issuer defendants in exchange for an undertaking in the amount of $1 billion by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. In the event that the plaintiffs fail to recover $1 billion from the underwriters, the undertaking will be used to pay plaintiffs for the shortfall below the $1 billion target. In the event that such a shortfall should occur, we believe that our directors' and officers' insurance will be sufficient to cover the pro rata share of the undertaking that would be charged to our insurance policy, and under the global settlement our directors' and officers' insurance carriers have agreed to honor their coverages.

        On or about January 30, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Virginia against Bookham Technology plc, certain individuals affiliated with Bookham Technology plc, Goldman Sachs, Goldman Sachs International, Robertson Stephens, Robertson Stephens International, Julius Baer & Company Ltd., Dexia PrivatBank Switzerland, Swiss Partners Investment Network Ltd., or Spin, and certain individuals affiliated with Spin. The complaint is captioned Defries v. Bookham Technology PLC, et al., Case No. 1:04-CV-00054.

        The suit alleges that defendants violated the federal securities laws in connection with Bookham Technology plc's initial public offering conducted on or about April 11, 2000, Bookham Technology plc's follow-on public offering conducted on or about September 19, 2000, and the trading of Bookham Technology plc's shares in the aftermarket from the date of the IPO through December 6, 2000. The complaint purports to allege violations of Sections 3(a)(8), 5, 11 and 15 of the Securities Act of 1933, as amended, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Section 203 of the Investment Advisers Act of 1940, as amended. It purports to incorporate allegations made by plaintiffs in the IPO laddering litigation described above. The suit purports to seek damages in the sum of at least $25 million, fees and costs. The complaint has not been served, and Bookham Technology plc has not responded to the complaint.

        We may become subject to litigation in the future, including as a result of acquisitions of other companies. For example, prior to our acquisition of New Focus, New Focus was named as a defendant in the April 19, 2002, Amended Complaint described above.

        On February 13, 2002, Howard Yue, the former sole shareholder of Globe Y Technology, Inc., a company acquired by New Focus in February 2001, filed a lawsuit against New Focus and several of its officers and directors in Santa Clara County Superior Court. The lawsuit is captioned Howard Yue v. New Focus, Inc. et al, Case No. CV808031, and asserts claims stemming from New Focus's acquisition of Globe Y. The plaintiff has amended his complaint several times following the Court's dismissal of his earlier complaints. Currently, the plaintiff's third amended complaint alleges eight causes of action against New Focus, including fraud and deceit by concealment, fraud and deceit by active concealment, fraud and deceit based upon non-disclosure of material facts, negligent misrepresentation, and breach of contract and the duty of good faith and fair dealing. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief.

        On October 6, 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages arising from Mr. Yue's misrepresentations to New Focus in the acquisition of Globe Y by New Focus. Discovery is ongoing in both the lawsuit by Mr. Yue and New Focus's cross-complaint. New Focus has certain counterclaims against Mr. Yue as well as the following defenses against Mr. Yue's claims: the doctrines of estoppel, waiver and consent; plaintiff's coming to the action with unclean hands; plaintiff's breach of contract; plaintiff's failure to fulfill any contractual conditions precedent; plaintiff's failure to mitigate damages, if any; plaintiff's negligence; the lack of an existence of a fiduciary or confidential relationship with the plaintiff; the causing of plaintiff's damages, if any, by intervening events; and plaintiff's fraudulent conduct. New Focus intends to conduct a vigorous defense of this lawsuit.

        Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition. Any litigation to which we are subject may be costly and, further, could require significant involvement of our senior management and may divert management's attention from our business and operations.

Our success will depend on our ability to anticipate and respond to evolving technologies and customer requirements

        The market for telecommunications equipment is characterized by substantial capital investment and diverse and evolving technologies, such as fiber optic, cable, wireless and satellite technologies. Our ability to anticipate changes in technology, industry standards, customer requirements and product offerings and to develop and introduce new and enhanced products will be significant factors in our ability to succeed. We expect that new technologies will continue to emerge as competition in the telecommunications industry increases and the need for higher and more cost efficient bandwidth expands. The introduction of new products embodying new technologies or the emergence of new industry standards could render our existing products uncompetitive from a pricing standpoint, obsolete or unmarketable.

A variety of factors could cause the trading price of our common stock to be volatile or decline

        The market prices of Bookham Technology plc's ADSs on the NASDAQ National Market and ordinary shares on the London Stock Exchange were, and the market price of our common stock is likely to continue to be, highly volatile due to causes other than publication of our business results, such as:

  •
  announcements by our competitors and customers of their historical results or technological innovations or new products;

  •
  developments with respect to patents or proprietary rights;

  •
  governmental regulatory action; and

  •
  general market conditions.

        Since Bookham Technology plc's initial public offering in April 2000, Bookham Technology plc's ADSs and ordinary shares and the shares of our customers and competitors experienced substantial price and volume fluctuations, in many cases without any direct relationship to the affected company's operating performance. An outgrowth of this market volatility is the significant vulnerability of our stock price and the stock prices of our customers and competitors to any actual or perceived fluctuation in the strength of the markets we serve, regardless of the actual or perceived consequence of such fluctuations. As a result, the market prices for these companies are highly volatile. These broad market and industry factors caused the market price of Bookham Technology plc's ADSs and ordinary shares to fluctuate, and may in the future cause the market price of our common stock to fluctuate, regardless of our actual operating performance or the operating performance of our customers.

The future sale of substantial amounts of our common stock could adversely affect the price of our common stock

        In March 2004, Bookham Technology plc issued approximately 7.8 million shares of our common stock in connection with the New Focus merger, which constituted approximately 23.3% of our outstanding shares of common stock as of September 10, 2004. In addition, in connection with Bookham Technology plc's acquisition of the optical components business from Nortel Network Corporation, Bookham Technology plc issued to Nortel Networks Limited, Nortel Networks Optical Components Limited, and Nortel UK Limited an aggregate of 6.1 million shares of our common stock and a warrant to purchase 900,000 shares of our common stock. Nortel Networks Optical Components Limited exercised this warrant in September 2004. As of September 10, 2004, Nortel Networks Limited held approximately 2,378,941 shares of our common stock, Nortel Networks Optical Components Limited held approximately 721,058 shares of our common stock, and Nortel Networks UK Limited held approximately 900,000 shares of our common stock. In addition, Nortel Networks Optical Components Limited holds a $20.0 million unsecured convertible note that is convertible into shares of our common stock at the election of Nortel Networks Optical Components Limited. Nortel Networks has the right to require us to register for resale the shares of common stock that it holds and that are issuable upon conversion of the unsecured note. Other stockholders or groups of stockholders also hold significant percentages of our shares of common stock. For example, our directors and executive officers collectively beneficially held approximately 10.41% of our outstanding shares of common stock as of September 10, 2004. Sales by stockholders who acquired shares pursuant to the New Focus merger, by Nortel Networks or by other holders of substantial amounts of our shares in the public or private market could adversely affect the market price of our common stock by increasing the supply of shares available for sale compared to the demand in the private and public capital markets to buy our common stock. These sales may also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate to meet our capital needs.

Recently enacted and proposed regulatory changes may cause us to incur increased costs

        Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur additional selling, general and administrative expenses as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent auditors to attest to, our internal controls. The compliance of these new rules could also result in continued diversion of management's time and attention, which could prove to be disruptive to normal business operations. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business.

Some anti-takeover provisions contained in our charter and under Delaware laws could hinder a takeover attempt

        We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions relating to the limitations of liability and indemnification of our directors and officers, dividing our board of directors into three classes of directors serving three-year terms and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders. These provisions also may have the effect of deterring hostile takeovers or delaying changes in control or management of us.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Interest rates

        We finance our operations through a mixture of stockholders' funds, loan notes, finance leases and working capital. Throughout the period, our only exposure to interest rate fluctuations was on our cash deposits and dollar denominated loan notes.

        We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day's notice and invested in overnight money market accounts.

Foreign currency

        Due to our multinational operations, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue and pays expenses. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we may from time to time have to exchange currency to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular, changes in the value of the pound sterling to the U.S. dollar. In an effort to cover any exposure to those fluctuations, in the past we have engaged in currency hedging transactions. A 10% fluctuation in the dollar at July 3, 2004 would have led to a profit of $7.1 million (dollar weakening), or loss of $7.5 million (dollar strengthening) on our outstanding trades. At December 31, 2003, a similar fluctuation would have impacted the outstanding trades by a profit of $0.8 million (dollar weakening) and loss of $0.2 million (dollar strengthening).

Item 8.    Financial Statements and Supplementary Data

        The information required by this item may be found on pages F-1 through F-48 of this Transition Report on Form 10-K.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A.    Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 3, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of July 3, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to Bookham, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 3, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors of the Company

        We have a classified board of directors consisting of three class I directors, two class II directors and two class III directors. The class I, class II and class III directors serve until the annual meeting of stockholders to be held in 2005, 2006 and 2007, respectively, and until their respective successors are elected and qualified. At each annual meeting of stockholders, directors are elected for a full term of three years to succeed those whose terms are expiring.

        For each member of our board of directors there follows information given by each concerning his principal occupation and business experience for at least the past five years, the names of other public reporting companies of which he serves as a director and his age and length of service as one of our directors. There are no family relationships among any of our directors and executive officers. Dr. Bordui was selected by New Focus to join our board of directors pursuant to the terms of our agreement and plan of merger with New Focus which provided that two New Focus directors would join our board of directors upon completion of the merger. Dr. Winston Fu was also selected by New Focus to join our board and served as a director of Bookham Technology plc until September 10, 2004.

Terms Expiring 2005

        Giorgio Anania, 45, has served as a director since June 2004 and as our Chief Executive Officer since September 2004. Dr. Anania has served as Chief Executive Officer and a director of Bookham Technology plc since February 2001. From August 2000 to March 2004, he also served as President of Bookham Technology plc. From October 1998, when he joined Bookham Technology plc, until August 2000, Dr. Anania was the Senior Vice President, Sales and Marketing of Bookham Technology plc. Prior to joining Bookham Technology plc, from 1993 to 1998, Dr. Anania was Vice President for Sales, Marketing and Business Development at Flamel Technologies, a French medical equipment company. Prior to that, Dr. Anania was employed as Strategic Marketing Manager, Telecoms, at Raychem Corporation in California, and as a strategy consultant with Booz Allen & Hamilton in New York. Dr. Anania has a BA(Hons) in Physics from Oxford University and an MA and PhD in Plasma Physics from Princeton University.

        Joseph Cook, 52, has served as a director since September 2004. Mr. Cook has served as a director of Bookham Technology plc since February 2002. Mr. Cook is Senior Vice President of Engineering at WorldCom and has served in that position since 1999. From 1979 to 1999, he held various engineering and management positions at WorldCom. Mr. Cook is a member of the advisory boards of the University of Texas at Dallas and Oklahoma State University. Mr. Cook holds a BA and a Masters in Business Administration from Dallas Baptist University in Texas and an Associates degree in engineering from Prince George's Community College in Maryland. Mr. Cook holds a patent for narrowband optical DWDM devices.

        W. Arthur Porter, 63, has served as a director since September 2004. Mr. Porter has served as a director of Bookham Technology plc since February 1998. Since July 1997, Dr. Porter has been Dean of the College of Engineering and Vice President for Technology Development at the University of Oklahoma. Mr. Porter serves as a director of Electro Scientific Industries (ESI), Stewart Information Services Corporation and Critical Technologies. From 1995 to 1998, Dr. Porter was President and Chief Executive Officer of Houston Advanced Research Center. He has a PhD in Interdisciplinary Engineering from Texas A&M University, is a fellow of the Institute of Electrical and Electronics Engineers, and a recipient of its Centennial Medal for extraordinary achievement.

Terms Expiring 2006

         Lori Holland, 46, has served as a director since September 2004. Ms. Holland has served as a director of Bookham Technology plc since April 1999. Ms. Holland is currently a consultant to various technology startups. Until December 2000, Ms. Holland was the Chief Financial Officer of Zaffire, Inc., a telecommunication company in California. Before that, from 1996 to December 1999, Ms. Holland also served as a consultant to various technology startups. From 1995 to 1996, she was the Vice President and Chief Financial Officer for NeoMagic Corporation. Prior to NeoMagic, Ms. Holland was the Vice President of Finance and Chief Financial Officer for Read-Rite Corporation from 1990 to 1995. Ms. Holland received a BS in Economics from California Polytechnic University.

         Andrew G. Rickman, 44, has served as the chairman of our board of directors since September 2004. Dr. Rickman founded Bookham Technology plc in 1988 and served as President and Chief Executive Officer of Bookham Technology plc until August 2000 when he ceased to be President but continued to serve as Chief Executive Officer. In February 2001, Dr. Giorgio Anania was appointed Chief Executive Officer of Bookham Technology plc and Dr. Rickman became chairman of Bookham Technology plc. Prior to founding Bookham Technology plc, Dr. Rickman was employed by GenRad from 1984 to 1987 in applications engineering and product management, and was a consultant to GenRad from 1987 to 1988 on signal processing projects. Dr. Rickman serves as a director of several privately-held companies and holds advisory positions with a number of organizations. In 2000, HM The Queen awarded Dr. Rickman the OBE for services to the telecommunications industry. Dr. Rickman is a Chartered Engineer and holds an honors degree in Mechanical Engineering from Imperial College, London, an MBA from Cranfield University in England and a PhD in integrated optics from the University of Surrey, England. Dr. Rickman is the brother of Robert J. Rickman.

Terms Expiring 2007

        Peter F. Bordui, 44, has served as a director since September 2004. Dr. Bordui has served as a director of Bookham Technology plc since March 2004. Dr. Bordui served on the board of directors of New Focus from December 2001 to March 2004. From January 1999 to December 2001, Dr. Bordui served first as Vice President and General Manager, Netherlands and then as Vice President and General Manager, Source Lasers for JDS Uniphase Corporation, a fiber optic communications product manufacturer. From September 1992 through January 1999, Dr. Bordui was Vice President and General Manager, Materials Division for Crystal Technology, Inc., a Siemens Company and optical component manufacturer. Dr. Bordui currently serves as chairman of Photonic Materials, Ltd. in Scotland and as director of Intense Photonics, Ltd., each an optical component company. Dr. Bordui holds a BS, MS and PhD in material science and engineering from the Massachusetts Institute of Technology.

        David Simpson, 77, has served as a director since September 2004. Professor Simpson served as a director of Bookham Technology plc from March 1995 to June 2004. Professor Simpson became the vice chairman of Bookham Technology plc's board of directors in August 2000 and, before assuming that position, served as the chairman of the board of directors of Bookham Technology plc. Prior to joining Bookham Technology plc, Professor Simpson was employed by the Gould Corporation, a manufacturer of electronic equipment and components, in Chicago, Illinois, from 1976 to 1986, serving as its President from 1980 to 1986, when he retired. Professor Simpson also serves as the Chairman of the Board of Environcom Ltd., a company in the recycling industry and as a director of several privately-held companies, including PFE Ltd., Isocom Components, Ltd., and Photonics Materials Ltd. In 1992, HM The Queen awarded Professor Simpson the CBE for services to the electronics industry. Professor Simpson has received honorary doctorates in science and technology from Heriot Watt, Abertay and Napier Universities, Scotland.

        Our board of directors has a standing audit committee. The current members of the audit committee are W. Arthur Porter, Lori Holland and Peter Bordui. The board has determined that Lori

Holland is an "audit committee financial expert," as defined in Item 401(h) of Regulation S-K. Our board of directors has determined that, other than Lori Holland, each of the members of the audit committee is independent as defined under Rule 4200(a)(15) of the National Association of Securities Dealers' listing standards. Lori Holland entered into a consulting agreement with Bookham Technology plc in August 1998 which provided that Ms. Holland would render management consulting services to Bookham Technology plc at the direction of management. The agreement provided that Ms. Holland would be compensated for her services in cash and through the grant of options to purchase shares of our common stock. In 2001, Ms. Holland received $85,550 and was granted options to purchase 6,438 shares of our common stock under the agreement. In 2002, Ms. Holland received $36,750 under the agreement. The agreement terminated effective as of August 1, 2002. Our board has determined that Ms. Holland's service on the audit committee is in the best interests of Bookham and its stockholders as a result of Ms. Holland's financial and professional expertise and her long-standing relationship with Bookham and Bookham's audit committee.

        Our board of directors has a standing compensation committee, the members of which are Peter Bordui, W. Arthur Porter and Joseph Cook. Our board of directors also has a nominating and corporate governance committee, the members of which are Andrew Rickman, Joseph Cook and David Simpson.

Executive Officers of the Company

        Giorgio Anania, 45, has served as a director since June 2004 and as our Chief Executive Officer since September 2004. Dr. Anania has served as Chief Executive Officer and a director of Bookham Technology plc since February 2001. From August 2000 to March 2004, he also served as President of Bookham Technology plc. From October 1998, when he joined Bookham Technology plc, until August 2000, Dr. Anania was the Senior Vice President, Sales and Marketing of Bookham Technology plc. Prior to joining Bookham Technology plc, from 1993 to 1998, Dr. Anania was Vice President for Sales, Marketing and Business Development at Flamel Technologies, a French medical equipment company. Prior to that, Dr. Anania was employed as Strategic Marketing Manager, Telecoms, at Raychem Corporation in California, and as a strategy consultant with Booz Allen & Hamilton in New York. Dr. Anania has a BA(Hons) in Physics from Oxford University and an MA and PhD in Plasma Physics from Princeton University.

        Liam Nagle, 42, has served as our President and Chief Operating Officer since September 2004. Mr. Nagle joined Bookham as Chief Operating Officer of Bookham Technology plc in November 2002 and became President of Bookham Technology plc in March 2004. Prior to joining Bookham, Mr. Nagle was employed in various capacities by Nortel Networks Corporation from 1999 to October 2002. He was the Vice President Operations Optical Components of Nortel Networks from October 2000 to October 2002, the Vice President Operations from July 1999 to October 2000 and, from April 1999 to July 1999, was the VP Operations Europe. Prior to Nortel Networks, Mr. Nagle also worked with Bay Networks, Intel and Apple Computer in various senior roles. Mr. Nagle has a CIMA accounting qualification.

        Stephen Abely, 47, has served as our Chief Financial Officer since September 2004. Mr. Abely has served as Chief Financial Officer of Bookham Technology plc since October 2001. From August 2000 until August 2001, Mr. Abely was the Chief Financial Officer of Arescom Technology, a private broadband access equipment provider based in California. Previously, Mr. Abely was an independent consultant from May 1999 to August 2000, during which time he served as interim Chief Financial Officer for two privately-held companies. He was Chief Financial Officer, from January 1992 to April 1999, and also served as President, from June 1998 to April 1999, of StorMedia, a component supplier to the disc drive industry. Mr. Abely holds a BS in Business Administration from Northeastern University in Boston.

        Stephen Turley, 50, has served as our Chief Commercial Officer since September 2004. Mr. Turley joined Bookham as Chief Commercial Officer of Bookham Technology plc in October 2001. From June 2000 to September 2001, he was Vice President, Strategic Partnerships, with Nortel Networks' High Performance Optical Component Solutions group. Previously, from September 1999 to June 2000, he was the Director, Strategic Business Development, of Nortel Networks. From September 1998 to September 1999, Dr. Turley was the Director, Marketing and Communications, of FCI, a worldwide connector company and, from June 1998 to September 1998, he held the position of Director, Industry Marketing, of Berg Components. From 1990 to 1998, Dr. Turley held various positions at Nortel Networks Optoelectronics, most recently as Director, Strategic and Business Alliances. Dr. Turley has a BA in Physics from Oxford University and a PhD in Semiconductor Laser Physics from Sheffield University.

        Michael Scott, 56, has served as our Chief Technology Officer since September 2004. Mr. Scott joined Bookham as Chief Technology Officer of Bookham Technology plc in December 2002. Dr. Scott was previously employed by Nortel Networks Corporation in various capacities from October 1982 to December 2002, most recently as Vice President Technology and Product Development for the Optical Components business unit, a title he held from May 2000 to November 2002. From April 1998 to May 2000, Dr. Scott was the Vice President of Technology (Microelectronics) and, from April 1996 to March 1998, he served as Assistant Vice President of Hardware Technology. Dr. Scott has a Bachelors degree and a PhD in Material Science from the University of Cambridge.

Code of Ethics

        We have adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We will provide you with a copy of our Code of Business Conduct and Ethics, without charge, upon written or oral request to: Company Secretary, Bookham, Inc., 90 Milton Park, Abingdon, Oxfordshire, OX14 4RY, United Kingdom, Telephone Number (011) (44) 1235 837 000. In addition, we intend to post the text of our Code of business Conduct and Ethics in the "Investor Relations" section of our website www.bookham.com. We intend to disclose on our website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be disclosed pursuant to the disclosure requirements of Item 5.05 of Form 8-K.

Section 16 Beneficial Ownership Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock, collectively referred to as reporting persons, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. During the year ended July 3, 2004, our reporting persons were not subject to Section 16(a).

Item 11.    Executive Compensation

        We were incorporated on June 29, 2004 and on September 10, 2004, pursuant to a scheme of arrangement under UK law, we became the holding company of Bookham Technology plc, a public limited company incorporated in England and Wales. As a result, the compensation information provided in this item reflects compensation provided by Bookham Technology plc for the periods indicated.

        The following table provides information about the compensation for the period from January 1, 2004 to July 3, 2004 and the years ended December 31, 2003, 2002 and 2001 of the individual who served as Chief Executive Officer during the year ended July 3, 2004 and the next four other most highly compensated executive officers during the year ended July 3, 2004.

        In accordance with the rules of the Securities and Exchange Commission, the compensation set forth in the table below does not include medical, group life or other benefits which are available to all of our salaried employees, and perquisites and other personal benefits, securities or property which do not exceed the lesser of $50,000 or 10% of the total annual salary and bonuses for each of the persons shown in the table.

Summary Compensation Table

Long Term Compensation Awards
Annual Compensation
Shares of Common Stock Underlying Options
Name and Principal Positions	Year	Salary(1)	Bonus(1)	Other Annual Compensation(1)		All Other Compensation(2)
Giorgio Anania Chief Executive Officer	2004 2003 2002 2001	$219,600 338,550 347,334 303,780	$41,175 — 314,760 78,690	$19,583 39,345 19,947 31,110	150,673 203,559 143,136 100,000	$19,764 30,195 29,097 20,130
Liam Nagle (3) President and Chief Operating Officer	2004 2003	173,848 308,355	— 23,128	11,807 21,960	77,670 70,680	15,645 27,752
Stephen Abely (4) Chief Financial Officer	2004 2003 2002	155,550 256,200 276,330	14,583 — 87,827	33,767 62,046 65,880	40,754 88,516 24,500	— — —
Stephen Turley (5) Chief Commercial Officer	2004 2003 2002	150,060 274,500 290,315	14,069 — 101,054	11,807 23,616 21,960	22,603 30,813 19,600	13,505 24,705 15,771
Michael Scott (6) Chief Technology Officer	2004 2003	$150,060 289,140	$14,069 —	$22,418 44,835	10,000 7,755	— —

(1)
Amounts reflected in this section have been converted into U.S. dollars at the exchange rate in effect on July 3, 2004 of £1.00 = $1.82.

(2)
Consists of pension contributions.

(3)
Mr. Nagle became an executive officer of Bookham in November 2002.

(4)
Mr. Abely became an executive officer of Bookham in October 2001.

(5)
Dr. Turley became an executive officer of Bookham in October 2001.

(6)
Dr. Scott became an executive officer of Bookham in December 2002.

Option Grants in Last Fiscal Year

        The following table contains information concerning stock option grants Bookham Technology plc made in the year ended July 3, 2004 to each of the executive officers identified in the Summary Compensation Table above. Unless otherwise indicated, each stock option grant has a term of ten years and vests as to 25% of the total shares available for grant under such option on the first anniversary of the date of grant, with the remaining 75% vesting on a monthly basis over the next three years. Pursuant to the scheme of arrangement, we assumed all outstanding options to purchase ordinary shares of Bookham Technology plc. The assumed options were adjusted so that the number of shares of our common stock issuable upon exercise of the options equaled the number of ordinary shares the optionholder would have received if the optionholder had exercised the option prior to the scheme of arrangement, divided by ten. The exercise price of the options was adjusted proportionately. The information in the table below reflects this assumption. The per share exercise price of all options described below represents the fair market value of Bookham Technology plc's ordinary shares on the grant date, as adjusted to reflect the closing of the scheme of arrangement.

        Amounts described in the following table under the heading "Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term" represent hypothetical gains that could be achieved for the options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the options were granted to their expiration date. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock and the date on which the options are exercised. No gain to the optionees is possible without an appreciation in stock price, which will benefit all stockholders commensurately.

Individual Grants
	Number of Shares of Common Stock Underlying Options Granted					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Percent of Total Options Granted to Employees in Fiscal Year
Name				Exercise Price Per Share (1)	Expiration Date
						5%	10%
Giorgio Anania	203,559 150,673	(2)	12.54 9.28%	$24.75 10.70	9/24/13 6/01/14	$2,852,995 1,014,429	$7,527,238 2,570,767
Liam Nagle	70,680 50,000 27,670		4.35 3.08 1.70	24.75 9.77 10.70	9/24/13 6/16/14 6/01/14	990,619 307,282 186,290	2,613,611 778,718 472,099
Stephen Abely	88,516 40,754		0.47 0.61	24.75 10.70	9/24/13 6/01/14	1,240,606 274,381	3,273,172 695,337
Stephen Turley	30,813 22,603		1.89 1.39	24.75 10.70	9/24/13 6/01/14	431,863 152,179	1,139,412 385,652
Michael Scott	7,755 10,000		5.45 2.51	24.75 10.70	9/24/13 6/01/14	108,689 67,325	286,764 170,616

(1)
Amounts reflected in this section have been converted into U.S. dollars at the exchange rate in effect on July 3, 2004 of £1.00 = $1.82.

(2)
The option vests as to 25% of the shares on January 1, 2004, 10% on April 1, 2004 and 5% each quarter thereafter until January 1, 2007, when the balance vests.

Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

        The following table sets forth information concerning options exercised during the year ended July 3, 2004 by each of the executive officers identified in the Summary Compensation Table above and the number and value of unexercised stock options held by each of those executive officers. Amounts described in the following table under the heading "Value Realized" represent the difference between the aggregate fair market value of the underlying shares of our common stock on the date of exercise and the aggregate exercise price. Amounts described in the following table under the heading "Value of Unexercised In-the-Money Options at Year End" are based on the aggregate fair market value of the underlying shares of our common stock on July 3, 2004 ($9.37 per share), less the aggregate option exercise price.

			Number of Shares of Common Stock Underlying Unexercised Options at Year-End
	Shares of Common Stock Acquired on Exercise				Value of Unexercised In-the-Money Options at Year-End(1)
Name		Value Realized(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Giorgio Anania	—	—	356,723	364,646	—	—
Liam Nagle	—	—	53,837	134,512	—	—
Stephen Abely	—	—	84,398	119,372	—	—
Stephen Turley	—	—	51,255	61,760	—	—
Michael Scott	—	—	17,714	15,040	—	—

(1)
Amounts reflected in this section have been converted into U.S. dollars at the exchange rate in effect on July 3, 2004 of £1.00 = $1.82.

Director Compensation

        We reimburse directors for reasonable out-of-pocket expenses incurred in attending meetings of the board of directors and any meetings of its committees. Each non-employee director receives an annual retainer of $12,000, $3,000 for each in-person meeting of our board of directors and each annual meeting of our stockholders the director attends and $500 for each quarterly teleconference of our board of directors the director attends. In addition, the chairman of our audit committee receives an annual fee of $36,000, the chairman of our compensation committee receives an annual fee of $16,000 and the chairman of our nominating and corporate governance committee receives an annual fee of $10,000. Each year at our annual meeting of stockholders, we grant each non-employee director a nonstatutory stock option to acquire 5,000 shares of our common stock provided that the director is serving as a director both immediately before and immediately after the annual meeting. In addition, from time to time, in our discretion, we may grant additional equity awards to our non-employee directors under our stock incentive plans.

        We have letters of engagement with each of our non-employee directors. The letters of engagement may be terminated by either party on not less than six months' notice, subject to our right to earlier termination in certain usual circumstances. In addition, we have a director's fee agreement with Ms. Holland, which became effective on August 1, 2002 and which sets out the terms on which Ms. Holland serves as chair of our Audit Committee. We also have a chairman's fee agreement with Dr. Andrew Rickman, which sets out the terms on which Dr. Rickman serves as chair of Bookham and which became effective on January 1, 2004. The letters of engagement with our directors, Ms. Holland's director's fee agreement and Dr. Rickman's chairman's fee agreement do not provide for any benefits if the individual ceases to be a director.

Employment, Change of Control and Severance Arrangements

        Each of Drs. Anania, Turley and Scott and Messrs. Abely and Nagle has an employment agreement with Bookham Technology plc. These agreements describe the individual's salary, bonus and other benefits including medical and life insurance coverage, car allowance, vacation and sick days, and pension plan participation. The agreements also contain a prohibition on the use or disclosure of our confidential information, such as trade secrets, patents and customer information, for non-business purposes. Dr. Anania's agreement also contains a non-competition clause prohibiting Dr. Anania from dealing with our customers or prospective customers, and a non-solicitation clause prohibiting

Dr. Anania from dealing with certain of our suppliers, prospective suppliers, senior executives, salespersons and other key employees, for a period of twelve months after he has stopped working for us. In addition, Dr. Anania's agreement states that he will not receive any additional compensation for his service as a director. The agreements with Dr. Scott and Mr. Nagle contain similar prohibitions, as well as a prohibition on being employed by or otherwise involved with any competitor of ours for a period of six months after these individuals have stopped working for us.

        Our executive officers are elected by our board of directors and serve at its discretion, subject generally to a three, four or six-month notice provision, except for Dr. Anania, whose employment agreement provides for a twelve-month notice period. The agreements provide that the notice period does not apply if the officer is being terminated for cause, which is defined to include gross misconduct, conduct which our board of directors determines brings the individuals or us into disrepute, or a serious breach of the employment agreement. Our agreement with Dr. Anania automatically terminates when he reaches age 65 and the agreements with Dr. Turley and Messrs. Abely and Nagle automatically terminate when the individual reaches age 60. The agreement with Dr. Scott automatically terminates on June 1, 2005.

        Our executive officers participate in a bonus scheme. The Compensation Committee determines the bonus amounts and the performance criteria with each participant at the beginning of each fiscal year. The criteria include achievement of budgeted profits and revenue growth. Dr. Anania's bonus is capped at 100% of his base salary and bonus amounts for Drs. Turley and Scott and Messrs. Abely and Nagle are capped at 50% of their base salary.

        Each of Drs. Anania, Turley and Scott and Messrs. Abely and Nagle have entered into a bonus agreement with us that provides for the payment of $546,000 in the case of Dr. Anania and $273,000 in the case each of the other individuals, in the event of a change of control provided that the individual is employed by us:

  •
  on the date of the closing of the change in control,

  •
  one month prior to our entering into an agreement for sale of our assets, a merger or consolidation or a sale of our share capital described below, provided that the individual is not terminated for gross misconduct prior to the closing of the change in control, or

  •
  one month prior to a change in the composition of our board of directors described below, provided that the individual is not terminated for gross misconduct prior to the closing of the change in control.

        A change of control is defined as:

  •
  a sale of all or substantially all of our assets,

  •
  a merger or consolidation of us in which our voting securities outstanding immediately prior to the merger or consolidation no longer represents more than 50% of the total voting power of our voting securities or the voting securities of the surviving entity outstanding immediately following the merger or consolidation,

  •
  a sale, transfer or disposition of any part of our share capital to any person that results in that person, together with any other person acting in concert with that person, holding more that 50% of our issued share capital, or

  •
  a change in the composition of our board of directors such that continuing directors (meaning directors serving on our board of directors on July 20, 2004 or who are nominated or elected after July 20, 2004 by at least a majority of the directors who were continuing directors at the time of such nomination or election) cease to be a majority of the members of our board of directors.

Compensation Committee Interlocks and Insider Participation

        In the year ended July 3, 2004, Bookham Technology plc's compensation committee consisted of Peter Bordui, Joseph Cook and W. Arthur Porter after June 2, 2004 and before June 2, 2004 consisted of David Simpson, Lori Holland and W. Arthur Porter. During the year ended July 3, 2004, no executive officer of Bookham Technology plc served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served on Bookham Technology plc's board of directors or compensation committee.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The following table shows the number of shares of our common stock beneficially owned as of September 10, 2004 by each entity or person who is known to us to own 5% or more of our common stock, each director, each executive officer listed in the Summary Compensation Table above, and all directors and executive officers as a group.

        Beneficial ownership is determined in accordance with the rules of the SEC. Except as indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Common stock purchase warrants and options to purchase shares of common stock that are exercisable within 60 days of September 10, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person. Applicable percentage of beneficial ownership is based on 33,516,768 shares of common stock outstanding as of September 10, 2004.

        The address of each of our employees, officers and directors is c/o Bookham, Inc., 2584 Junction Avenue, San Jose, California 95134.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Percent of Class
5% Stockholders
Nortel Networks Corporation(1) 8200 Dixie Road Brampton, Ontario L6T 5P6 Canada	5,052,630	14.62
Aviva plc PO Box 89 Surrey Street Norwich, NR13DR	1,702,621	5.07
Directors and Executive Officers
Andrew G. Rickman(2)	2,644,250	7.88
David Simpson(3)	75,248	*
Giorgio Anania(4)	401,280	1.18
Liam Nagle(5)	58,414	*
Stephen Abely(6)	89,463	*
Stephen Turley(7)	53,132	*
Michael Scott(8)	18,102	*
Lori Holland(9)	48,666	*
W. Arthur Porter(10)	39,744	*
Robert J. Rickman(11)	119,919	*
Joseph Cook(12)	7,783	*
Peter Bordui(13)	6,150	*
Winston Fu(11)	6,150	*
All executive officers and directors as a group (13 persons)(14)	3,568,301	10.41

*
Represents beneficial ownership of less than 1%.

(1)
Consists of 721,058 shares held by Nortel Networks Optical Components Limited, 2,378,941 shares held by Nortel Networks Limited and 1,952,631 shares, including 1,052,631 shares issuable upon conversion of an unsecured loan note, held by Nortel Networks UK Limited.

(2)
Includes options to purchase 14,083 shares of common stock.

(3)
Includes options to purchase 51,592 shares of common stock.

(4)
Includes options to purchase 377,517 shares of common stock.

(5)
Consists of options to purchase 58,414 shares of common stock.

(6)
Consists of options to purchase 89,463 shares of common stock.

(7)
Consists of options to purchase 53,132 shares of common stock.

(8)
Consists of options to purchase 18,102 shares of common stock.

(9)
Consists of options to purchase 48,666 shares of common stock.

(10)
Consists of options to purchase 39,744 shares of common stock.

(11)
Former directors of Bookham Technology plc who resigned in September 2004.

(12)
Consists of options to purchase 7,783 shares of common stock.

(13)
Consists of options to purchase 6,150 shares of common stock.

(14)
Includes options to purchase 758,496 shares of common stock.

Equity Compensation Plan Information

        The following table provides information about the securities authorized for issuance under Bookham Technology plc's equity compensation plans as of September 10, 2004:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and right(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	3,090,833	$21.48	—	(3)

Total	3,090,833	$21.48	—	(3)

(1)
This table excludes an aggregate of 176,283 shares of common stock issuable upon exercise of outstanding options Bookham Technology plc assumed in connection with its acquisition of New Focus in March 2004. The weighted average exercise price of the options as of September 10, 2004 is $23.98.

(2)
No additional shares will be granted under the plans.

        The following table provides information about the securities authorized for issuance under our equity compensation plans, excluding the equity plans of Bookham Technology, as of September 10, 2004:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	—	$—	5,000,000	(2)

Total	—	$—	5,000,000

(1)
This table excludes an aggregate of 3,280,227 shares of common stock issuable upon exercise of outstanding options we assumed in connection with the scheme of arrangement pursuant to which Bookham Technology plc became our wholly-owned subsidiary. The weighted average exercise price of the options as of September 10, 2004 was $21.07.

(2)
Includes 500,000 shares of common stock issuable under our 2004 Employee Stock Purchase Plan and 500,000 shares of common stock issuable under our 2004 Sharesave Scheme. Also includes 4,000,000 shares of common stock issuable under our 2004 Stock Incentive Plan. The 2004 Stock Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock and other stock-based awards; however, the maximum number of shares of common stock with respect to which awards other than options and stock appreciation rights may be granted under the plan is 2,000,000.

Item 13.    Certain Relationships and Related Transactions

        In connection with the acquisition of the optical components business of Marconi Optical Components Limited in February 2002, Bookham Technology plc entered into a non-exclusive supply agreement with Marconi Communications, Inc., a wholly-owned subsidiary of Marconi plc, under which Marconi Communications agreed to purchase a minimum of $48.2 million of components from Bookham Technology plc over an eighteen-month period beginning in February 2002. Marconi Communications, Inc. is an affiliate of Marconi Optical Components Limited, the holder of 6.28% of Bookham Technology plc's shares as of March 2003 and none of Bookham Technology plc's shares as of December 31, 2003. In January 2003, Bookham Technology plc and Marconi Communications amended the supply agreement to extend its term to December 31, 2003, and to adjust the minimum purchase commitments for 2003. The agreement was further amended in December 2003 to extend the term to June 30, 2004 and to adjust the timing of the minimum purchase commitments. The aggregate minimum purchase commitments under the agreement did not change.

        On September 30, 2002, Bookham Technology plc entered into a director's fee agreement with Ms. Holland. That agreement, which became effective as of August 1, 2002, provided that Ms. Holland will serve both as a member and chair of our Audit Committee. Ms. Holland's fees under this agreement were $40,000 per year.

        In November 2002, Bookham Technology plc entered into a several agreements with Nortel Networks or its affiliates in connection with Bookham Technology plc's acquisition of the optical components business of Nortel Networks. In addition to the 6,100,000 shares of our common stock issued as part of the consideration for the acquisition, Bookham Technology plc also issued warrants over 900,000 shares of our common stock and secured and unsecured loan notes. The following is a brief description of each of these documents.

        Relationship Deed: This agreement governs our ongoing relationship with Nortel Networks and provides, among other things, that

  •
  Nortel Networks will abstain from voting its shares for as long as it owns 5% or more of our issued and outstanding shares;

  •
  all transactions between us and Nortel Networks (or any of its group members) are made at arm's length and on a normal commercial basis;

  •
  Nortel Networks shall not exercise its voting rights to procure any variation to our certificate of incorporation that is contrary to anything contained in the Relationship Deed; and

  •
  Nortel Networks shall only be entitled to vote on any proposed stockholder resolution that would have the effect, if passed, of varying or suspending any rights attaching to shares of our common stock held by Nortel Networks or that would result in Nortel Networks' rights becoming different from the rights of other stockholders.

        Supply Agreement: In connection with Bookham Technology plc's acquisition from Nortel Networks, Bookham Technology plc entered into a supply agreement with Nortel Networks Limited, a wholly-owned subsidiary of Nortel Networks. Under the agreement, Nortel Networks Limited agreed to purchase a minimum of $20 million per quarter, or $120 million total, of optical products and related services from us over a period of six quarters from completion of the transaction on November 8, 2002. If purchases in any quarter of the six quarter term were within 15% of $20 million Nortel Networks Limited was permitted to roll over the shortfall to a succeeding quarter. In addition, over the three years following completion, Nortel Networks Limited has agreed to purchase from us agreed percentages on a product-by-product basis of its total component requirements for the optical components products that were being supplied to Nortel Networks by the optical components business of Nortel Networks (approximately 800 optical component products), subject to our meeting certain customary performance criteria relating to price, quality and delivery, among other things. The individual percentages will vary for each product from year to year and, in the majority of cases, will vary in range from 50% to 100% of Nortel Networks Limited's requirements for these optical component products. In addition, the agreement provides for non-binding target allocations by reference to product portfolios. For the transmitter and receiver product portfolio the target starts at 80%, reducing to 60% at the end of the three year period; for the amplifier product portfolio the target starts at 65% and reduces over the three year period to 50%. The agreement can be terminated by either party following a material breach of the agreement by the other party, following a cure period and after a full dispute resolution process has been followed. It can also be terminated upon the bankruptcy or insolvency of either party. The agreement is governed by the laws of the State of New York.

        Warrants: Bookham Technology plc issued to Nortel Networks Optical Components Limited warrants to purchase 900,000 shares of our common stock at an exercise price of $0.06 per share. Nortel Networks Optical Components Limited transferred this warrant to Nortel Networks UK Limited in September 2004. The warrant was exercised in September 2004.

        Loan Notes: As part of the consideration for Bookham Technology plc's acquisition of the Nortel Networks businesses, Bookham Technology plc issued a secured loan note, in the amount of $30 million, and an unsecured loan note, in the amount of $20 million, to Nortel Networks Optical Components Limited. In September 2004, these notes were transferred to Nortel Networks UK Limited. The $30 million note is guaranteed by a charge over the assets of our principal subsidiaries. In September 2004, Nortel Networks exchanged the $20 million unsecured loan note for a $20 million unsecured loan note that may be converted at any time into shares of our common stock.

        The secured note bears interest at the rate of 7% per year, plus 0.25% per quarter beginning three months after issue, to a maximum of 10% per year, and will be payable in full on the third anniversary of completion, or November 8, 2005. Our obligations under this note are secured by certain collateral, including the assets of the optical components business acquired from Nortel Network Corporation (other than inventory) and certain of our capital equipment. The note must be repaid, in whole or part, at earlier times if certain events take place. In the event of an equity issue or equity-linked financing, we will have to prepay the secured note as follows: 20% of the net proceeds on the first $50 million raised and 40% of the amount by which net proceeds exceed $50 million. In the event of an equity issue or equity-linked financing, we will also have to prepay the unsecured note to the extent that the net proceeds exceed $100 million. If we sell any of the collateral that secures the secured loan note, we will be required to prepay the note to the extent that net proceeds of that sale exceed $30 million. If we experience a change in control, or default on any of our material debt obligations, we are required to prepay both the unsecured and secured notes in full. The unsecured note bears interest at the rate of 4% per year and is payable in full on the fifth anniversary of completion, or November 8, 2007. This note must also be repaid, in part or in full, upon the occurrence of the events described above.

        In the event that Nortel Networks Limited's purchases of optical components from us pursuant to the Supply Agreement exceed a predetermined target amount in any quarter (initially $32 million for the first four quarters from completion and $37 million for the fifth quarter) then Nortel Networks will have the option to make payment of up to 30% of any amounts it owes for such purchases in excess of the applicable target amount by surrendering an equal amount in nominal value of the secured loan note and, if the secured loan note is no longer outstanding, Nortel Networks has the option to make payment of up to 30% of any amounts it owes for purchases in excess of $45 million by surrendering an equal amount in nominal value of the unsecured loan note for the five quarters following completion.

        As of September 10, 2004, Nortel Networks Limited held 2,378,941 shares of our common stock, Nortel Networks Optical Components Limited held 721,058 shares of our common stock and Nortel Networks UK Limited held 900,000 shares of our common stock, which collectively represents approximately 14% of our outstanding shares of common stock as of that date.

        On March 8, 2004, we entered into a chairman's fee agreement with Dr. Andrew Rickman. That agreement, which became effective as of January 1, 2004, sets out the terms on which Dr. Rickman serves as chairman of Bookham. Dr. Rickman's fees under this agreement are $231,000 per year.

        Each of Drs. Anania, Turley and Scott and Messrs. Abely and Nagle has an employment agreement with Bookham Technology plc. We previously had an employment agreement with Dr. Andrew Rickman, which terminated on December 31, 2003. These agreements describe the individual's salary, bonus and other benefits including medical and life insurance coverage, car allowance, vacation and sick days, and pension plan participation. The agreements also contain a prohibition on the use or disclosure of our confidential information, such as trade secrets, patents and customer information, for non-business purposes. Dr. Anania's agreement and Dr. Rickman's terminated agreement contain a non-competition clause prohibiting either from dealing with our customers or prospective customers, and a non-solicitation clause which prohibits Dr. Anania from dealing with certain of our suppliers, prospective suppliers, senior executives, salespersons and other key employees, for a period of twelve months after he has stopped working for us. In addition, Dr. Anania's agreement states that he will not receive any additional compensation for his service as a director. The agreements with Dr. Scott and Mr. Nagle contain similar prohibitions, as well as a prohibition on being employed by or otherwise involved with any competitor of ours for a period of six months after these individuals have stopped working for us.

        Our executive officers are elected by our board of directors and serve at its discretion, subject generally to a three or six-month notice provision, except for Dr. Anania, whose employment agreement provides for a one-year notice period. The agreements provide that the notice period does not apply if the officer is being terminated for cause, which is defined to include gross misconduct, conduct that our board of directors determines brings the individuals or us into disrepute, or a serious breach of the employment agreement. Bookham Technology plc's agreement with Dr. Anania automatically terminates when Dr. Anania reaches age 65, and the agreements with Drs. Turley and Scott and Messrs. Abely and Nagle automatically terminate when the individual reaches age 60.

Item 14.    Principal Accountant Fees and Services

        During the period ended July 3, 2004 and the years ended December 31, 2003 and 2002, Ernst & Young LLP has acted as our independent auditors.

Audit Fees

        Ernst & Young billed us approximately $0.9 million, $1.3 million and $0.8 million for audit services for the period ended July 3, 2004, and the years ended December 31, 2003 and 2002, respectively, including fees associated with the annual audit, consultations on various accounting issues and performance of local statutory audits.

Audit-Related Fees

        Ernst & Young billed us approximately $0, $1.2 million and $1.8 million for audit-related services for the period ended July 3, 2004 and years ended December 31, 2003 and 2002, respectively. Audit-related services principally include due diligence examinations, as well as assistance with the requirements of the Sarbanes-Oxley Act of 2002 and related SEC regulations.

Tax Fees

        Ernst & Young billed us approximately $0.1 million, $0.2 million and $0 for tax advice, including fees associated with tax compliance services, tax planning services and other tax consulting services for the period ended July 3, 2004 and years ended December 31, 2003 and 2002 respectively.

All Other Fees

        Ernst & Young did not bill us for services other than Audit Fees, Audit-Related Fees and Tax Fees described above for the period ended July 3, 2004 and years ended December 31, 2003 and 2002, respectively.

Pre-Approval Policies and Procedures

        Prior to the engagement of Ernst & Young each year, the engagement is approved by the Audit Committee of our board of directors. Our Audit Committee has also adopted its own rules of procedure. Our Audit Committee's rules of procedure provide for a process with respect to the prior approval of all services, including non-audit services, to be performed by our independent auditors. In the period ended July 3, 2004, our Audit Committee approved all of the services provided by Ernst & Young.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a)
  The following documents are filed as part of or are included in this Transition Report on Form 10-K:

  1.
  Financial Statements

1.	Report of Independent Registered Public Accounting Firm	F-2
2.	Consolidated Balance Sheets	F-3
3.	Consolidated Statement of Operations	F-4
4.	Consolidated Statements of Stockholder's Equity	F-5
5.	Consolidated Statements of Cash Flows	F-8
6.	Notes to Consolidated Financial Statements	F-9
  2.
  Financial Statement Schedules The financial statement schedule following the Notes to Consolidated Financial Statements is filed as part of this Transition Report on Form 10-K.

  3.
  List of Exhibits

        The Exhibits filed as part of this Transition Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Exchange Act, reference is made to such documents as previously filed as exhibits with the Securities and Exchange Commission. Bookham's file number under the Exchange Act is 000-30684.

  (b)
  Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKHAM, INC.
SEPTEMBER 16, 2004	By:	/s/ GIORGIO ANANIA Giorgio Anania Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ GIORGIO ANANIA Giorgio Anania	Chief Executive Officer (Principal Executive Officer)	September 16, 2004
/s/ STEPHEN ABELY Stephen Abely	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 16, 2004
/s/ ANDREW G. RICKMAN Andrew G. Rickman	Director	September 16, 2004
/s/ DAVID SIMPSON David Simpson	Director	September 16, 2004
/s/ LORI HOLLAND Lori Holland	Director	September 16, 2004
/s/ W. ARTHUR PORTER W. Arthur Porter	Director	September 16, 2004
/s/ JOSEPH COOK Joseph Cook	Director	September 16, 2004
/s/ PETER BORDUI Peter Bordui	Director	September 16, 2004

BOOKHAM, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bookham, Inc.

        We have audited the accompanying consolidated balance sheets of Bookham, Inc. as of July 3, 2004 and December 31, 2003, and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the six month period ended July 3, 2004, and for each of the three years in the period ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bookham, Inc. at July 3, 2004, and December 31, 2003 and 2002 and the consolidated results of its operations and its consolidated cash flows for the six month period ended July 3, 2004 and each of the three years in the period ended December 31, 2003, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

                      /s/  ERNST & YOUNG LLP

Reading, England
September 15, 2004

BOOKHAM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

		December 31,
	July 3, 2004
		2003	2002
Assets
Current assets:
Cash and cash equivalents	$116,667	$69,340	$169,723
Accounts receivable (net of allowances of $1,260, $587 and $963 at July 3, 2004, December 31, 2003 and 2002, respectively)	13,565	8,875	3,923
Amounts due from related parties	15,954	18,864	24,704
Inventories (net of provision of $16,424, $16,801 and $23,525 at July 3, 2004 and December 31, 2003 and 2002, respectively)	48,339	44,378	38,123
Prepaid expenses and other current assets	17,887	12,248	5,835
Assets held for resale	13,908	—	—

Total current assets	226,320	153,705	242,308
Long-term restricted cash	4,434	—	—
Intangible assets, net	163,802	45,230	42,541
Property and equipment, net	72,369	70,563	66,767
Investments	1,100	—	—

Total assets	$468,025	$269,498	$351,616

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$28,765	$19,660	$18,336
Amounts owed to related parties	628	739	844
Short-term capital lease obligations	5,131	417	—
Accrued expenses and other liabilities	38,351	15,979	27,948
Current portion of loans due	53	53	48

Total current liabilities	72,928	36,848	47,176
Non-current portion of loans due	400	488	440
Non-current portion of loans due to related party	50,000	50,000	50,000
Long-term capital lease obligation, net of current portion	—	15	—
Other long-term liabilities	14,107	17,752	5,392

Total liabilities	137,435	105,103	103,008
Stockholders' equity:
Common stock:
$0.01 par value; 175,000,000 authorized; 32,612,555, 21,680,901 and 20,495,087 issued and outstanding at July 3, 2004, and December 31, 2003 and 2002, respectively	1,772	1,100	1,034
Additional paid-in capital	916,193	684,561	661,841
Deferred compensation	(1,354)	(28)	(28)
Accumulated other comprehensive income	33,035	30,447	11,699
Accumulated deficit	(619,056)	(551,685)	(425,938)

Total stockholders' equity	330,590	164,395	248,608

Total liabilities and stockholders' equity	$468,025	$269,498	$351,616

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Six months ended		Year ended December 31,
	July 3, 2004	June 29, 2003	2003	2002	2001
		(Unaudited)
External revenues	$35,846	$18,346	$42,457	$15,869	$14,007
Revenues from related parties	43,917	49,416	103,740	36,036	17,559

Net revenues	79,763	67,762	146,197	51,905	31,566
Cost of net revenues	84,415	80,915	156,008	79,055	43,453

Gross loss	(4,652)	(13,153)	(9,811)	(27,150)	(11,887)
Operating expenses:
Research and development	26,887	26,469	50,371	50,291	54,423
Selling, general and administrative	29,584	18,795	33,849	20,253	19,178
Amortization of intangible assets	5,677	4,746	8,487	5,376	2,834
In-process research and development	5,890	—	245	13,132	9,293
Restructuring charges	(664)	7,631	31,392	55,090	81,680
Stock-based compensation	104	—	—	339	637

Total costs and expenses	67,478	57,641	124,344	144,481	168,045
Operating loss	(72,130)	(70,794)	(134,155)	(171,631)	(179,932)
Other income/(expense):
Profit on disposal of property and equipment	5,254	—	3,060	66	12
Grant and other income	126	185	32	199	96
Interest income	1,871	5,334	9,484	8,693	16,423
Interest expense	(1,651)	(4,579)	(3,162)	(681)	(688)
Gain/(loss) on foreign exchange	(1,050)	1,814	(4,445)	(1,584)	(281)

Total other income, net	4,550	2,754	4,969	6,693	15,562
Loss before income taxes	(67,580)	(68,040)	(129,186)	(164,938)	(164,370)
Income tax credit	209	—	3,439	—	—

Net loss	$(67,371)	$(68,040)	$(125,747)	$(164,938)	$(164,370)

Net loss per share (basic and diluted)	$(2.48)	$(3.32)	$(6.03)	$(10.92)	$(12.79)

Weighted average shares of common stock outstanding	27,198,838	20,495,259	20,844,793	15,099,620	12,853,311

Stock-based compensation, as below is excluded from the following categories:
Research and development	$28	$—	$—	$24	$52
Selling, general and administration	76	—	—	315	585

Total	$104	$—	$—	$339	$637

Stock-based compensation, as below is included in the following categories:
Cost of net revenues	$18	$—	$—	$75	$125

Total	$18	$—	$—	$75	$125

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Notes Receivable Stockholders	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Income
	Shares	Amount							Total
Balance at January 1, 2001	12,731,747	$634	$553,553	$—	$(1,204)	$1	$(96,630)		$456,354
Refund of VAT on IPO costs			611	—	—	—	—	—	611
Amortization of deferred stock compensation	—	—	—	—	473	—	—	—	473
Issuance of non-employee stock options in exchange for services	—	—	—	—	289	—	—	—	289
Issuance of shares on the acquisition of Measurement Microsystems A-Z, Inc.	128,230	7	25,735	—	—	—	—	—	25,742
Issuance of shares upon exercise of common stock options	155,814	7	1,794	—	—	—	—	—	1,801
Exercise of common stock warrants	250	—	7	—	—	—	—	—	7
Comprehensive loss:
Currency translation adjustment	—	—	—	—	—	(15,031)	—	(15,031)	(15,031)
Net loss for the period	—	—	—	—	—	—	(164,370)	(164,370)	(164,370)

Total comprehensive loss	—	—	—	—	—	—	—	(179,401)

Balance at December 31, 2001	13,016,041	$648	$581,700	$—	$(442)	$(15,030)	$(261,000)		$305,876

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Notes Receivable Stockholders	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Income
	Shares	Amount							Total
Balance at December 31, 2001	13,016,041	$648	$581,700	$—	$(442)	$(15,030)	$(261,000)		$305,876
Conversion of shares in respect of Measurement Microsystems A-Z, Inc.	57,724	2	(2)	—	—	—	—	—	—
Add back of contingent shares in respect of Measurement Microsystems A-Z Inc	—	—	267	—	—	—	—	—	267
Issuance of shares on acquisition of the Marconi Optical Components business	1,289,100	61	27,950	—	—	—	—	—	28,011
Issuance of shares on acquisition of Nortel Networks Optical Components business	6,100,000	321	44,983	—	—	—	—	—	45,304
Issuance of warrants on acquisition of Nortel Networks Optical Components business	—	—	6,685	—	—	—	—	—	6,685
Issuance of shares upon exercise of common stock options	32,222	2	186	—	—	—	—	—	188
Amortization of deferred stock compensation	—	—	—	—	290	—	—	—	290
Issuance of non-employee stock options in exchange for services	—	—	—	—	124	—	—	—	124
Refund of VAT on IPO costs	—	—	72	—	—	—	—	—	72
Comprehensive loss:
Currency translation adjustment	—	—	—	—	—	26,729	—	26,729	26,729
Net loss for the period	—	—	—	—	—	—	(164,938)	(164,938)	(164,938)

Total comprehensive loss	—	—	—	—	—	—	—	(138,209)

Balance at December 31, 2002	20,495,087	1,034	661,841	—	(28)	11,699	(425,938)		248,608

Conversion of shares in respect of Measurement Microsystems A-Z, Inc.	873	—	—	—	—	—	—	—	—
Issuance of shares on the acquisition of the Cierra Photonics business	307,148	17	3,652	—	—	—	—	—	3,669
Issuance of shares on the acquisition of Ignis Optics, Inc.	802,082	45	17,703	—	—	—	—	—	17,748
Issuance of shares upon exercise of common stock options	63,429	3	1,132	—	—	—	—	—	1,135
Exercise of common stock warrants	12,282	1	233	—	—	—	—	—	234
Comprehensive loss:
Unrealized gain on hedging transactions	—	—	—	—	—	274	—	274	274
Currency translation adjustment	—	—	—	—	—	18,474	—	18,474	18,474
Net loss for the period	—	—	—	—	—	—	(125,747)	(125,747)	(125,747)

Total comprehensive loss	—	—	—	—	—	—	—	(106,999)

Balance at December 31, 2003	21,680,901	$1,100	$684,561	$—	$(28)	$30,447	$(551,685)		$164,395

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Notes Receivable Stockholders	Deferred Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Comprehensive Income
	Shares	Amount							Total
Balance at December 31, 2003	21,680,901	$1,100	$684,561	$—	$(28)	$30,447	$(551,685)		$164,395
Conversion of shares in respect of Measurement Microsystems A-Z, Inc.	1,081	—	—	—	—	—	—	—	—
Issuance of shares on the acquisition of New Focus, Inc.	7,866,600	485	197,225	—	—	—	—	—	197,710
Issuance of shares on the acquisition of Onetta, Inc.	2,764,030	168	24,540	—	—	—	—	—	24,708
Issuance of shares upon exercise of common stock options	299,943	19	2,133	—	—	—	—	—	2,152
Issuance of fully vested stock on the acquisition of New Focus, Inc.	—	—	6,286	—	—	—	—	—	6,286
Assumption of stockholder's notes receivable from acquisition of New Focus Inc.	—	—	—	(1,233)	—	—	—	—	(1,233)
Assumption of unvested stock options on the acquisition of New Focus, Inc.	—	—	1,464	—	(1,464)	—	—	—	—
Payments received on stockholder's notes receivable	—	—	—	1,233	—	—	—	—	1,233
Amortization of deferred stock compensation, net of cancellations	—	—	(16)	—	138	—	—	—	122
Comprehensive loss:
Unrealized loss on restricted cash	—	—	—	—	—	(16)	—	(16)	(16)
Unrealized loss on hedging transactions	—	—	—	—	—	(122)	—	(122)	(122)
Currency translation adjustment	—	—	—	—	—	2,726	—	2,726	2,726
Net loss for the period	—	—	—	—	—	—	(67,371)	(67,371)	(67,371)

Total comprehensive loss	—	—	—	—	—	2,588	—	(64,783)

Balance at July 3, 2004	32,612,555	$1,772	$916,193	$—	$(1,354)	$33,035	$(619,056)		$330,590

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended		Year Ended December 31,
	July 3, 2004	June 29, 2003	2003	2002	2001
		(Unaudited)
Cash flows used in operating activities:
Net loss	$(67,371)	$(68,040)	$(125,747)	$(164,938)	$(164,370)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	5,890	—	245	13,132	9,293
Tax credit recognized for research and development activities	—	—	(3,719)	3,719	—
Write off of investments	44	—	—	—	—
Depreciation, amortization and impairment	13,455	10,296	21,312	57,702	86,006
Stock-based compensation	122	—	—	290	473
Expense related to stock options issued to non-employees for services	—	—	—	124	289
Gain on sale of property and equipment	(5,254)	—	(3,060)	(66)	(12)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	2,406	4,812	4,087	(21,228)	11,789
Inventories, net	2,790	11,462	19,674	18,952	6,332
Prepaid expenses and other current assets	752	(2,399)	(2,208)	(5,521)	73
Accounts payable	6,199	504	(274)	7,230	(4,516)
Accrued expenses and other liabilities	(8,135)	55	(2,517)	5,906	6,749
Unrealized foreign exchange adjustments on loans and hedges	(1,071)	—	(5,768)	—	—

Net cash used in operating activities	(50,173)	(43,310)	(97,975)	(84,698)	(47,894)

Cash flows used in investing activities:
Purchase of intangible assets	(98)	—	—	(138)	(2,609)
Purchase of property and equipment	(6,648)	(12,416)	(19,186)	(15,158)	(57,450)
Proceeds from sale of property and equipment	5,254	—	7,105	66	138
Acquisitions, net of cash acquired	95,583	—	65	(18,090)	(9,786)
Purchase of long term investments	(751)	—	—	—	—
Proceeds from notes receivable	1,233	—	—	—	—
Proceeds from restricted cash	(197)	—	—	—	648

Net cash provided by/(used in) investing activities	94,376	(12,416)	(12,016)	(33,320)	(69,059)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	2,152	10	1,369	188	1,808
Repayment of capital lease obligations	(417)	—	(227)	(1,347)	(1,951)
Repayment of loans	(57)	—	(49)	—	—

Net cash provided by/(used in) financing activities	1,678	10	1,093	(1,159)	(143)

Effect of exchange rate on cash	1,446	(8,589)	8,515	20,920	(853)
Net increase/(decrease) in cash and cash equivalents	47,327	(64,305)	(100,383)	(98,257)	(117,949)

Cash and cash equivalents at beginning of period	69,340	169,723	169,723	267,980	385,929
Cash and cash equivalents at end of period	$116,667	$105,418	$69,340	$169,723	$267,980

Supplemental cash flow disclosures
Income taxes paid	$11	$—	$280	$—	$—
Cash paid for interest	$1,658	$1,486	$3,131	$586	$—
Supplemental disclosure of non-cash transactions
Warrants and shares issued for acquistions	$228,704	$—	$21,417	$80,000	$26,000

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

  Description of Business

        Bookham Technology plc was incorporated under the laws of England and Wales on September 22, 1988. On September 10, 2004, pursuant to a scheme of arrangement under the laws of the United Kingdom (the "Scheme"), Bookham Technology plc became a wholly-owned subsidiary of Bookham, Inc., a Delaware corporation ("Bookham, Inc."). Bookham, Inc. principally designs, manufactures and markets optical components, modules and subsystems for the telecommunications industry. Bookham, Inc. also manufactures high-speed electronic components for the telecommunications, defense and space industries. References to "we," "our," "us" or the "Company" mean Bookham, Inc. and its subsidiaries consolidated business activities since September 10, 2004 and Bookham Technology plc's consolidated business activities prior to September 10, 2004.

  Basis of Presentation

        The Company assumed Bookham Technology plc's financial reporting listing effective September 10, 2004. As a result, management deems Bookham Technology plc's consolidated business activities prior to September 10, 2004 to represent the Company's consolidated business activities as if the Company and Bookham Technology plc historically had been the same entity. The consolidated financial statements include Bookham, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company has included the results of operations of acquired entities from the date of acquisition (Note 13).

        Until July 3, 2004, the Company's fiscal year ended on December 31. Effective June 30, 2004, the Company changed its fiscal year end from December 31 to the Sunday closest to June 30. Accordingly, financial statements have been prepared for the six months ended July 3, 2004, and now will be prepared for fifty-two/fifty-three week cycles going forward.

        In connection with the scheme of arrangement, the Company changed its domicile from the United Kingdom to the United States. In addition, the Company changed its functional currency from pounds sterling to the United States dollar with effect from September 10, 2004. The change in functional currency is a result of the change in the principal economic environment in which the Company operates. During the past year, the Company has purchased four companies with primary operations in the United States. As a result of these acquisitions, the Company has continued to increase both its revenues from U.S. customers, as well as its operations and expenses denominated in U.S. dollars. Because of the continuing shift toward business denominated in U.S. dollars, the Company also changed its headquarters to San Jose, California in September 2004.

        The Company's annual reports on Form 20-F for the years ended December 31, 2003, 2002 and 2001 contained the Company's consolidated financial statements prepared in accordance with accounting principles generally accepted in the United Kingdom and were denominated in pounds sterling. The consolidated balance sheets of the Company as of July 3, 2004, December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the six months ended July 3, 2004 and June 29, 2003 and the years ended December 31, 2003, 2002 and 2001 contained in this Report on Form 10-K have been prepared in conformity with United States generally accepted accounting principles ("GAAP") and have been translated from pounds sterling into

U. S. dollars using the exchange rates set forth below. Translation differences are recorded in other comprehensive income.

	Income statement	Balance sheet
Year ended December 31, 2001	1.44	1.45
Year ended December 31, 2002	1.50	1.61
Year ended December 31, 2003	1.64	1.78
Six months ended June 29, 2003	1.61	1.66
Six months ended July 3, 2004	1.82	1.82

  Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but not limited to, the allowances for doubtful accounts; product return reserves; inventory write-downs and warranty accruals; the useful lives of fixed assets; impairment charges on long-lived assets, goodwill and other intangible assets; losses on facility leases and other charges; and accrued liabilities and other reserves. Actual results could differ from these estimates and such differences may be material to the financial statements.

  Cash and Cash Equivalents

        Cash and cash equivalents are recorded at market value. The Company considers all liquid investment securities with an original maturity date of three months or less to be cash equivalents. Any realized gains and losses on liquid investment securities are included in other income/(expense) in the consolidated statements of operations.

  Long-term Restricted Cash

        The Company has provided irrevocable letters of credit totaling $4,434,000 as collateral for the performance of its obligations under certain facility lease agreements. The letters of credit expire at various dates through 2007.

  Inventories

        Inventories are stated at the lower of cost (determined using the first in, first out method) or market value (determined using the estimated net realizable value). The Company plans production based on orders received and forecasted demand and maintains a stock of certain items. The Company must order components and build inventories in advance of product shipments. These production estimates are dependent on the Company's assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment.

  Property and Equipment

        The Company records its property and equipment at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Freehold buildings	Five years
Plant and machinery	Three to five years
Fixtures, fittings and equipment	Three to five years
Computer equipment	Three years

        No depreciation is recorded on land or assets in the course of construction

  Asset Held For Resale

        Assets are classified as held for resale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company has classified freehold land as held for resale which is being actively marketed for sale. This balance is held in the Optics segment (Note 12).

  Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

        The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. There was no impairment of long-lived assets in the six months ended July 3, 2004.

        The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. The Company completed its annual impairment test during the quarter ended July 3, 2004 and found no impairment.

        SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset's carrying value may not be recoverable in accordance with SFAS No. 144. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 16 years. The Company believes no events or changes in circumstances have occurred that would require an impairment test for these assets during the six month period ended July 3, 2004.

  Foreign Currency Translation

        The assets and liabilities of foreign operations are translated from their respective functional currencies into U.S. dollars at the rates in effect at the consolidated balance sheet date, and revenue and expense amounts are translated at the average rate during the applicable period reflected on the consolidated statements of operations. Foreign currency translation adjustments are recorded as other comprehensive income on the consolidated statements of operations.

        Gains and losses realized from foreign currency transactions, those transactions denominated in currencies other than the Company's functional currency, are recorded on the consolidated statements of operations.

  Derivative Financial Instruments

        SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires the Company to recognize all derivatives, such as forward foreign currency contracts, on the consolidated balance sheet at fair value regardless of the purpose for holding the instrument. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through operating results or recognized in other comprehensive income(loss) until the hedged item is recognized in operating results on the consolidated statements of operations.

        For derivative instruments that are designated and qualify as a cash flow hedge, the purpose of which is to hedge the exposure to variability in expected future cash flows that is attributable to a particular risk, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income(loss) on the consolidated statements of operations and reclassified into operating results in the same period or periods during which the hedged transaction affects operating results. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current operating results on the consolidated statements of operations during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in current operating results during the period of change.

        The Company is exposed to fluctuations in foreign currency exchange rates, interest rates and the prices of its common stock. As the business has grown and become multinational in scope, the Company has become subject to fluctuations based upon changes in the exchange rates between the currencies in which the Company collects revenue and pays expenses. The Company engages in currency hedging transactions in an effort to cover any exposure to such fluctuations, and the Company may be required to convert currencies to meet its obligations.

        The Company marks these derivatives to market on a quarterly basis and the changes in fair value are recognized in comprehensive income until the derivative is settled and recognized in operating results. To date, the Company has not entered into any hedges longer than 12 months. For the six months ended July 3, 2004, the Company had a net realized gain of $394,000 relating to hedges that were settled during the first six months of 2004. As at July 3, 2004, the Company had an unrealized gain of $183,000 relating to four hedges that remain outstanding. This amount is included in the balance sheet as part of other current assets. Any unrealized gains are expected to be recognized in the statement of operations in the next 12 months. In 2003, the Company concluded 13 foreign exchange contracts for a total value of $65.0 million. Between January 1, 2004 and July 31, 2004, the Company entered into four foreign exchange contracts amounting to an aggregate of approximately $90.0 million. These contracts expire at various dates between September 2004 and May 2005.

  Advertising Expenses

        The cost of advertising is expensed as incurred. The Company's advertising costs for the six months ended July 3, 2004 and the fiscal years ended December 31, 2003, 2002 and 2001 were approximately $138,000, $0, $197,000 and $616,000, respectively.

  Revenue Recognition

        Revenue represents the amounts (excluding sales taxes) derived from the provision of goods and services to third-party customers during the period. The Company's revenue recognition policy follows Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in Financial Statements. Specifically, the Company recognizes product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. For shipments to new customers and evaluation units, including initial shipments of new products, where the customer has the right of return through the end of the evaluation period, the Company recognizes revenue on these shipments at the end of an evaluation period, if not returned, and when collection is reasonably assured. The Company records a provision for estimated sales returns in the same period as the related revenues are recorded which is netted against revenue. These estimates are based on historical sales returns, other known factors and the Company's return policy.

        The Company recognizes royalty revenue when it is earned and collectibility is reasonably assured. All royalty revenue has been recorded at the time of cash receipt.

        The Company applies the same revenue recognition policy to both of its two segments.

        Shipping and handling costs are included in costs of net revenues.

  Research and Development

        Company-sponsored research and development costs as well as costs related to research and development contracts are expensed as incurred.

Income Taxes

        The Company recognizes income taxes under the liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

  Stock-Based Compensation

        The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under the intrinsic value method, the Company has only recorded stock-based compensation resulting from options granted at below fair market value.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation data:

		Year ended December 31,
	Six months ended July 3, 2004
		2003	2002	2001
	(in thousands except per share data)
Net loss—as reported	$(67,371)	$(125,747)	$(164,938)	$(164,370)
Add: Stock-based compensation cost, included in the determination of net income as reported	122	—	414	762
Deduct: Total stock-based employee compensation determined under the fair value method for all awards	(6,751)	(3,710)	(10,754)	(10,519)

Pro forma net loss	$(74,000)	$(129,457)	$(175,278)	$(174,127)

Loss per share:
Basic and diluted—as reported	$(2.48)	$(6.03)	$(10.92)	$(12.79)

Basic and diluted—pro forma	$(2.72)	$(6.21)	$(11.61)	$(13.55)

        The weighted average fair value of stock options granted at fair market value during the six months ended July 3, 2004 and the years ended December 31, 2003, 2002 and 2001 was $1.14, $2.08, $1.23, and $3.14, respectively. The weighted-average fair value for stock options granted were calculated using the Black-Scholes option-pricing model based on the following assumptions:

	2004	2003	2002	2001
Volatility	194%	147%	191%	196%
Weighted-average estimated life	4.1 years	3.8 years	5.40 years	3.78 years
Weighted-average risk-free interest rate	2.9%	3.4%	4.3%	5.0%
Dividend yield	—	—	—	—

  Comprehensive Loss

        For the six months ended July 3, 2004 and years ended December 31, 2003, 2002 and 2001, the Company's comprehensive loss is comprised of its net loss, unrealized gains on the Company's hedging instruments, foreign currency translation adjustments and unrealized holding losses on restricted cash. The components of accumulated other comprehensive loss were as follows:

		December 31,
	July 3, 2004	2003	2002	2001
	(in thousands)
Unrealized gains on the Company's hedging instruments	$153	$274	$—	$—
Currency translation adjustment	32,898	30,173	11,699	(15,030)
Unrealized holding losses on restricted cash	(16)	—	—	—

Accumulated other comprehensive loss	$33,035	$30,447	$11,699	$(15,030)

  Scheme of Arrangement

        On August 16, 2004 at an extraordinary general meeting, the Company's shareholders approved the scheme of arrangement pursuant to which, effective September 10, 2004, Bookham Technology plc became a wholly-owned subsidiary of Bookham, Inc. Pursuant to the scheme of arrangement, Bookham Technology plc ordinary shares were exchanged for shares of common stock of Bookham, Inc. on a ten for one basis. All references in the consolidated financial statements and notes thereto with respect to the number of shares, per share amounts and market prices have been restated to reflect the scheme of arrangement.

  Reclassifications

        Certain reclassifications have been made to fiscal 2003, 2002 and 2001 balances to conform to the July 3, 2004 presentation. These classifications have no impact on the Company's loss from operations or net loss.

2.     Concentration of Revenues and Credit and Other Risks

        The Company places its cash and cash equivalents with and in the custody of financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer.

        For the six months ended July 3, 2004 and years ended December 31, 2003, 2002, and 2001, transactions with Nortel Networks accounted for approximately 46%, 59%, 31% and 41%, respectively, of the Company's total revenues. For the six months ended July 3, 2004 and years ended December 31, 2003, 2002 and 2001, transactions with Marconi Communications accounted for approximately 9%, 13%, 38% and 15%, respectively, of the Company's total revenues. These revenues were generated in the Company's Optics segment.

        For the six months ended July 3, 2004 and years ended December 31, 2003, 2002 and 2001, no other customer accounted for more than 10% of the Company's total revenues. At July 3, 2004, December 31, 2003 and 2002, Nortel Networks accounted for 39%, 55% and 47% of the Company's gross accounts receivable balance, respectively. At July 3, 2004, December 31, 2003 and 2002, Marconi Communications accounted for 15%, 13% and 39% of the Company's gross accounts receivable balance, respectively. The Company performs ongoing credit evaluations of its customers and does not typically require collateral or guarantees.

        Trade receivables are recorded at the invoiced value. Allowances for uncollectible trade receivables are based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific problem accounts.

3.     Property, Plant and Equipment

		December 31,
	July 3, 2004	2003	2002
	(in thousands)
Freehold land	$7,486	$20,924	$20,529
Freehold buildings	29,508	11,100	9,187
Plant and machinery	52,969	74,187	61,603
Fixtures, fittings and equipment	2,502	4,822	8,027
Computer equipment	10,538	9,875	6,564

	103,003	120,908	105,910
Less accumulated depreciation	(30,634)	(50,345)	(39,143)

	$72,369	$70,563	$66,767

        Depreciation expense was $7,755,000, $9,222,000, $11,759,000 and $12,040,000 for the six months ended July 3, 2004, and the years ended December 31, 2003, 2002, and 2001, respectively.

4.     Inventories

        Inventories consist of the following:

		December 31,
	July 3, 2004	2003	2002
	(in thousands)
Raw materials	$30,880	$23,816	$8,940
Work-in-progress	9,004	11,876	12,160
Finished goods	8,455	8,686	17,023

	$48,339	$44,378	$38,123

        Inventory is valued at the cost to acquire or manufacture the product less reserves of the inventory which prove to be unsaleable. The manufacturing cost will include the cost of the components purchased to produce products, the related labor and overhead. On a monthly basis, inventory is reviewed to determine if it is believed to be saleable. Products may be unsaleable because they are technically obsolete, due to substitute products or specification changes or because the Company holds an excessive amount of inventory relative to customer forecasts. Inventory is currently reserved using methods that take these factors into account. In addition, if it is determined that cost is greater than selling price then inventory is written down to the selling price less costs to complete and sell the product.

5.     Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consists of the following:

		December 31,
	July 3, 2004	2003	2002
	(in thousands)
Accounts payable accruals	$5,538	$7,734	$7,855
Compensation related accruals	10,831	3,768	3,742
Other accruals	8,532	4,458	16,351
Current proportion of provisions	13,450	19	—

	$38,351	$15,979	$27,948

Other long term liabilities consist of the following:

		December 31,
	July 3, 2004	2003	2002
	(in thousands)
Warranty provision	$754	$5,042	$1,752
Environmental provision	1,132	2,253	2,038
Restructuring provisions	12,221	8,252	—
Pension costs provisions	—	1,121	1,602
Other provisions	—	1,084	—

	$14,107	$17,752	$5,392

Movements in Provision for liabilities and charges are summarized below

	Provision for warranties	Environmental provision
	(in thousands)
At January 1, 2002	$—	$—
Arising during the year	87	—
Arising on acquisition	1,545	1,899
Foreign exchange movements	120	139
Paid during the year	—	—

At December 31, 2002	1,752	2,038
Released during the year	—	—
Fair value adjustment	1,968	—
Arising during the year	846	—
Arising on acquisition	65	—
Foreign exchange movements	430	215
Paid during the year	—	—

At December 31, 2003	5,061	2,253
Short-term portion	5,042	2,253
Long-term portion	19
At December 31, 2003	5,061	2,253
Released during the year	(1,096)	(1,171)
Arising on acquisition	569	—
Fair value adjustment	—	—
Foreign exchange movements	155	50
Paid during the year	(83)	—

At July 3, 2004	4,606	1,132
Short-term portion	3,852	—
Long-term portion	754	1,132

	$4,606	$1,132

  Provision for warranties

        The Company accrues for the estimated costs to provide warranty services at the time revenue is recognized. The Company's estimate of costs to service it's warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the Company warranty costs will increase resulting in increases to gross loss.

  Environmental Provision

        The Company has provided for potential environmental liabilities at sites where the Company could be required to remove asbestos from its facilities following a change in U.K. legislation. The Company has an undiscounted provision relating to potential costs of future remediation works of $1,132,000 at July 3, 2004. The provision is expected to be utilized between 2005 and 2007. Following a review of potential soil contamination liabilities during the period, $1,171,000 was released from the provision during the six months ended July 3, 2004.

6.     Commitments and Contingencies

  Operating Leases

        The Company leases its facilities under non-cancelable operating lease agreements that expire at various dates from 2005 through 2011. Net rent expense for these leases aggregated $1,998,000, $5,565,000, $4,463,000 and $3,522,00 for the six months ended July 3, 2004 and fiscal years ended December 31, 2003, 2002 and 2001, respectively.

        The Company's future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

For Fiscal Year Ending on or about June 30,
2005	$13,531
2006	12,562
2007	10,438
2008	2,444
2009	1,202
Thereafter	2,230

Total	$42,407

        Included in future minimum lease payments above is approximately $16,815,000 related to unoccupied facilities as a result of the Company's restructuring activities. As of July 3, 2004, the aggregate future minimum sublease income to be received under non-cancelable subleases totaled approximately $700,000.

        Through its acquisitions, the Company has become party to capital lease arrangements to obtain equipment for its operations. These agreements are typically for three years, with interest rates ranging from 9 percent to 10 percent per year. The leases are secured by the underlying equipment.

        Future minimum lease payments under capital leases in effect at July 3, 2004 are as are as follows (in thousands):

2005	$5,133

Total minimum lease payments	5,133
Less: amount representing interest	(2)

Present value of capital lease obligations	5,131
Less: current portion	(5,131)

Capital lease obligations, net of current portion	$—

The amount of property, plant and equipment leased under capital leases was recorded at fair value upon acquisition. The fair value of this property, plant and equipment was $1,665,000 at July 3, 2004. Accumulated amortization to date has not been significant.

  Guarantees

        The Company adopted the provisions of Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including

Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 ("FIN 45") effective December 31, 2002. The Company has the following financial guarantees:

  •
  The purchase agreement between the Company and Cierra Photonics, Inc. (see Note 13) contains an indemnity clause whereby should a previously filed lawsuit against Cierra Photonics result in payment by Cierra Photonics, the Company would be liable for a maximum of $1.0 million related to any settlement payout. The Company had accrued the amount of this guarantee as representing the most probable outcome as determined by management as of December 31, 2003. This amount was settled during the six months ended July 3, 2004 with the payment of full $1.0 million under the indemnity.

  •
  In connection with the sale by New Focus, Inc. of its passive component line to Finisar, Inc., New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This indemnification expires in May 2009 and has no maximum liability. In connection with the sale by New Focus of its tunable laser technology to Intel Corporation, New Focus has indemnified Intel against losses for certain intellectual property claims. This indemnification expires in May 2008 and has a maximum liability of $7.0 million. The Company does not expect to pay out any amounts in respect of this indemnification, therefore no accrual has been made for this indemnification.

  •
  In connection with the sale by the Company of JCA Technology, Inc. to Endwave Corporation on July 21, 2004, the Company agreed to indemnify Endwave Corporation against losses arising from breach of any representation or warranty of the Company contained in the purchase agreement and for certain claims arising from non-compliance with environmental laws prior to the closing date. This indemnification expires on the later of one year from closing, or on July 21, 2005 and has a $2.5 million maximum liability.

  •
  The Company indemnifies its directors and certain employees as permitted by law. Indemnification covers at least negligence and gross negligence on the part of indemnified parties. The Company has not recorded a liability associated with these indemnification agreements as the Company historically has not incurred any costs associated with such indemnifications. Costs associated with such indemnifications may be mitigated by insurance coverage that the Company maintains.

  •
  The Company also has indemnification clauses in various contracts that it enters into in the normal course of business, such as those issued by its bankers in favor of several of its suppliers or indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing the Company's products should such products infringe the intellectual property rights of a third party. The Company has not historically paid out any amounts related to these indemnifications and does not expect to in the future, therefore no accrual has been made for these indemnifications.

  Litigation

        On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822, was filed against New Focus, Inc. and several of its officers and directors, or the Individual Defendants, in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp., or the Underwriter Defendants, the underwriters in New Focus's initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated. On April 19, 2002, plaintiffs filed an Amended Class Action Complaint, described below, naming as defendants the Individual Defendants and the Underwriter Defendants.

        On November 7, 2001, a Class Action Complaint was filed against Bookham and others in the United States District Court for the Southern District of New York. On April 19, 2002, the plaintiffs filed an Amended Class Action Complaint. The Amended Complaint names as defendants Bookham, Goldman, Sachs & Co. and FleetBoston Robertson Stephens, Inc., two of the underwriters of Bookham's initial public offering in April 2000, and Andrew G. Rickman, Stephen J. Cockrell and David Simpson, each of whom was an officer and/or director at the time of the initial public offering.

        The Amended Complaints assert claims under certain provisions of the securities laws of the United States. They allege, among other things, that the prospectuses for Bookham's and New Focus's initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham, or common stock, in the case of New Focus, from the underwriters. The Amended Complaints seek unspecified damages (or in the alternative rescission for those class members who no longer hold ordinary shares, in the case of Bookham or common stock, in the case of New Focus), costs, attorneys' fees, experts' fees, interest and other expenses. In October 2002, the individual defendants were dismissed, without prejudice, from the action. In July 2002, all defendants filed Motions to Dismiss the Amended Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement which is subject to approval by the court. We believe we and New Focus have meritorious defenses and indemnification rights to the claims made in the Amended Complaint and we therefore believe that such claims will not have a material effect on our financial position.

        A stipulation of settlement for the claims against the issuer defendants, including the Company, has been submitted to the Court for preliminary approval. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a contingent payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. Under the guaranty, the insurers will be required to pay the amount, if any, by which $1.0 billion exceeds the aggregate amount ultimately collected by the plaintiffs from the underwriter defendants in all the cases. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions, including Court approval.

        On February 13, 2002, Howard Yue, the former sole shareholder of Globe Y Technology, Inc., a company acquired by New Focus in February 2001, filed a lawsuit against New Focus and several of its officers and directors in Santa Clara County Superior Court. The lawsuit is captioned Howard Yue v. New Focus, Inc. et al, Case No. CV808031, and asserts claims stemming from New Focus's acquisition of Globe Y. The plaintiff has amended his complaint several times following the Court's dismissal of his earlier complaints. Currently, the plaintiff's third amended complaint alleges eight causes of action against New Focus: violation of §25400 and §25500 of the California Corporations Code; violation of §§1709-1710 of the California Civil Code; violation of §17200 and §17500 of the California Business & Professions Code; fraud and deceit by concealment; fraud and deceit by active concealment; fraud and deceit based upon non-disclosure of material facts; negligent misrepresentation; and breach of contract and the duty of good faith and fair dealing. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief.

        On October 6, 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages arising from Mr. Yue's misrepresentations to New Focus in the acquisition of Globe Y by New Focus. Discovery is ongoing in both the lawsuit by Mr. Yue and New Focus's cross-complaint. New Focus has certain counterclaims against Mr. Yue as well as the following defenses against Mr. Yue's claims: the doctrines of estoppel, waiver and consent; plaintiff's coming to the action with unclean hands; plaintiff's breach of contract; plaintiff's failure to fulfill any contractual conditions precedent; plaintiff's failure to mitigate damages, if any; plaintiff's negligence; the lack of an existence of a fiduciary or confidential relationship with the plaintiff; the causing of plaintiff's damages, if any, by intervening events; and plaintiff's fraudulent conduct. New Focus intends to conduct a vigorous defense of this lawsuit.

        On or about January 30, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Virginia against Bookham, certain individuals affiliated with Bookham, Goldman Sachs, Goldman Sachs International, Robertson Stephens, Robertson Stephens International, Julius Baer & Company Ltd., Dexia PrivatBank Switzerland, Swiss Partners Investment Network Ltd., or Spin, and certain individuals affiliated with Spin. The complaint is captioned Defries v. Bookham, et al., Case No. 1:04-CV-00054. The suit purports to allege that defendants violated the federal securities laws in connection with Bookham's initial public offering conducted on or about April 11, 2000, Bookham's follow-on public offering conducted on or about September 19, 2000, and the trading of Bookham's shares in the aftermarket from the date of the initial public offering through December 6, 2000. The complaint purports to allege violations of Sections 3(a)(8), 5, 11 and 15 of the Securities Act of 1933, as amended, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Section 203 of the Investment Advisers Act of 1940, as amended. It purports to incorporate allegations made by plaintiffs in the IPO laddering litigation described above. The suit purports to seek damages in the sum of at least $25,000,000.00, fees and costs. On May 20, 2004, the plaintiff filed a motion seeking to extend the deadline for service of the complaint until September 17, 2004. The court granted plaintiff's motion on May 21, 2004. The complaint has not been served, and we have not responded to the complaint. We are unable to predict the outcome of this suit and its ultimate effect, if any, on our financial condition; however, our defense against this suit may result in the expenditure of significant financial and managerial resources.

7.     Restructuring

        The Company has implemented a restructuring plan as a result of the acquisitions made by the Company and the significant downturn in the market during this period. This restructuring plan is designed to reduce our annual operating expenses and cost structure. Included in the plan were costs related to severance pay, write-down of the carrying value of equipment used by terminated employees, office closures and the termination of certain office leases. All restructuring charges were incurred within the Company's Optics segment.

        The following table summarizes the activity related to the restructuring liability for the six months ended July 3, 2004:

	Accrued restructuring costs at January 1, 2004	Amounts assumed on acquisition	Amounts charged to restructuring costs and other	Amounts reversed	Amounts paid or written off	Accrued restructuring costs at July 3, 2004
	(in thousands)
Lease cancellations and commitments	$5,030	$16,815	$—	$(1,953)	$(765)	$19,127
Termination payments to employees and related costs	3,222	24	1,411	(122)	(2,957)	1,578

Total restructure accrual and other	$8,252	$16,839	$1,411	$(2,075)	$(3,722)	$20,705

Less non-current accrued restructuring charges						(12,221)

Accrued restructuring charges included within other accrued liabilities						$8,484

        The following table summarizes the activity related to the restructuring liability for the year ended December 31, 2003:

	Accrued restructuring costs at January 1, 2003	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at December 31, 2003
	(in thousands)
Lease cancellations and commitments	$2,898	$6,703	$(4,571)	$5,030
Termination payments to employees and related costs	1,127	20,888	(18,793)	3,222
Write-off on disposal of assets and related costs	4,830	3,801	(8,631)	—

Total restructure accrual and other	$8,855	$31,392	$(31,995)	$8,252

Less non-current accrued restructuring charges				—

Accrued restructuring charges included within other accrued liabilities				$8,252

        The following table summarizes the activity related to the restructuring liability for the year ended December 31, 2002:

	Accrued restructuring costs at January 1, 2002	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at December 31, 2002
	(in thousands)
Lease cancellations and commitments	$—	$7,690	$(4,792)	$2,898
Termination payments to employees and related costs	—	3,750	(2,623)	1,127
Write-off on disposal of assets and related costs	—	43,650	(38,820)	4,830

Accrued restructuring charges included within other accrued liabilities	$—	$55,090	$(46,235)	8,855

Less non-current accrued restructuring charges				(8,855)

Accrued restructuring charges included within other accrued liabilities				$—

  Lease cancellations and commitments

        Due to the closure of certain sites at costs less than initially anticipated, the Company reversed approximately $1,953,000 for the six months ended July 3, 2004. The Company incurred closure costs of approximately $6,703,000 and $7,690,000 for the years ended December 31, 2003 and 2002, respectively, for facilities consolidated or closed in Canada, the U.S. and the U.K. These closure costs reflect the remaining contractual obligations under facility leases. On acquiring New Focus the Company assumed approximately $16,815,000 of lease committments in respect of facilities it was not going to use.

  Termination payments to employees and related costs

        The Company incurred restructuring charges of approximately $1,289,000, $20,888,000 and $3,750,000 for the six months ended July 3, 2004 and the years ended December 31, 2003 and 2002, respectively, for the termination of 100, 400 and 200 employees as separation pay. The separation payments were accrued and charged to restructuring costs in the period that both the benefit amounts were determined and such amounts were communicated to the affected employees. The employee reductions occurred in all areas of the Company. As of July 3, 2004, all of the employees to be terminated had been notified and the majority of these terminations had been completed.

  Write-off on disposal of assets and related costs

        The Company incurred restructuring charges of approximately $0, $3,801,000 and $43,650,000 for the six months ended July 3, 2004 and the years ended December 31, 2003 and 2002, respectively, related to the carrying values of equipment abandoned at the Milton U.K. facility in connection with the restructuring. Included in the assets disposed of and charged to restructuring costs are office equipment and manufacturing equipment.

8.     Employee Benefit Plan

        In the United States, the Company sponsors a 401(k) Plan that allows voluntary contributions by eligible employees, who may elect to contribute up to the maximum allowed under the U.S. Internal Revenue Service regulations. The Company made 25% matching contributions (up to a maximum of $2,000 per eligible employee per year) and recognized costs of $140,000, $101,000, $18,000 and $81,000 for these matching provisions in the six months ended July 3, 2004 and the years ended December 31, 2003, 2002 and 2001, respectively.

  Defined benefit pension scheme.

        The Company also has a defined benefit pension plan for certain employees of Bookham (Switzerland) AG. The plan covers four current employees and three pensioners.

        The plan assets as of July 3, 2004 consists of (in thousands):

Covering capital	$3,862
Accumulated profit shares	275
Accumulated leaving profits	160
Free reserves	795
Other assets	2

Total plan assets	$5,094

        The actuarial basis for the obligations was based on the following assumptions:

Actuarial Method	The calculated cost shown in the report are computed using the projected unit credit cost method.
Discount rate	An annual discount rate of 3.75% has been applied.
Expected return on plan assets	Expected net return of 4.5% across all investments.
Salary increase	2% per annum.
Pension increase	Currently estimated at 0%.
Mortality and disability	As per Swiss Federal Pension Fund tables.

        In accordance with SFAS No. 87, Employers' Accounting for Pensions, the following disclosure is required with respect to the Bookham (Switzerland) AG pension plan.

Balance Sheet

July 3, 2004
(in thousands)
Market value of plan assets	$5,092
Projected benefit obligation	(5,821)

Fund status	(729)
Unrecognized actuarial loss	(385)

Net liability	(1,114)

Accumulated benefit obligation	$(5,223)

        In August 2004, the members of the Bookham (Switzerland) AG pension plan accepted revised terms and conditions under an existing defined contribution plan and agreed to leave this plan. Hence the plan is now in the process of being liquidated.

  Other pension schemes

        The Company pays contributions into the Company's defined contribution pension scheme for directors and employees. The Company also has a defined contribution plan for the benefit of one director. The Company's contributions to the plans are charged to the profit and loss account in the year they which they relate. The Company does not accept any responsibility for the benefit gained from these schemes. Accordingly, the Company has no other liability in respect of these pension arrangements. There were $859,000, $696,000 and $989,000 in respect of payments due to pension plans at July 3, 2004, December 31, 2003 and 2002, respectively.

9.     Income Taxes

        The Company's income tax credit consists of the following:

		Year Ended December 31,
	Six months ended July 3, 2004
		2003	2002	2001
	(in thousands)
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
Foreign	(209)	(3,439)	—	—

	(209)	(3,439)	—	—

Deferred:
Federal	—	—	—	—
State	—	—	—	—

	—	—	—	—

	$(209)	$(3,439)	$—	$—

        The difference between the provision/benefit) for income taxes and the amount computed by applying the U.S. federal statutory income tax rate (34%) to loss before provision for income taxes is explained below:

		Year Ended December 31,
	Six months ended July 3, 2004
		2003	2002	2001
	(in thousands)
Tax benefit at federal statutory rate	$(22,977)	$(43,923)	$(56,079)	$(55,886)
Domestic Loss for which no tax benefit is currently recognizable	2,891	—	—
Foreign research & development credits	(209)	(3,720)	—	—
Foreign losses with no current benefit	20,086	43,923	56,079	55,886
Foreign capital taxes	—	281	—	—

Total benefit	$(209)	$(3,439)	$—	$—

  Deferred taxation

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

        Deferred tax comprises the following:

		December 31,
	July 3, 2004
		2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$168,605	$128,703	$83,796
Excess of taxation value over book value of fixed assets	43,434	46,120	38,149
Inventory valuation	1,840	—	—
Accruals and reserves	1,550	—	—
Other deferred tax assets	5,130	—	—

Gross deferred tax assets	220,559	174,823	121,945
Deferred tax liabilities:
Stock option compensation	(210)	—	—
Purchased intangible assets	(3,700)	—	—

Gross deferred tax liabilities	(3,910)	—	—

	216,649	174,823	121,945
Valuation allowance	(216,649)	(174,823)	(121,945)

Net deferred tax assets	$—	$—	$—

        The valuation allowance increased by $41,826,000, $52,878,000 and $56,959,000 for the periods ended July 3, 2004, December 31, 2003 and 2002 respectively.

        Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company's historical operating performance and the recorded cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its net deferred tax assets.

        As of July 3, 2004, the Company has foreign net operating loss carryforwards of approximately $415 million. It has U.S. federal and state net operating loss carryforwards of approximately $80,000,000 and $40,000,000, respectively, for tax purposes which are subject to an estimated annual limitation of approximately $4,000,000 as a result of the acquisition of New Focus by Bookham. The U.S. federal and state net operating loss carryforwards will expire at various dates beginning in 2005 through 2023, if not utilized. The foreign net operating loss carryforwards do not expire.

        Utilization of the net operating loss carryforwards may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code, similar state provisions and various foreign legislatures. The domestic annual limitation may result in the expiration of net operating losses and tax credit carryforwards before utilization

10.   Stockholder's Equity

        At July 3, 2004, the Company had the following employee stock option schemes:

1995 Employee Share Option Scheme

        Pursuant to the 1995 Employee Stock Option Scheme, the Company granted options to purchase common stock during the period from July 10, 1995 to September 29, 1998. At July 3, 2004, there were no options authorized for future issuance under this scheme and there were outstanding options to purchase 60,544 shares of common stock. During the six months ended July 3, 2004, options to purchase 240 shares of common stock were exercised under this scheme. The options expire ten years after the date of grant and are exercisable to the extent vested. Vesting generally occurs at the rate of one-third each at 18 months, 30 months and 42 months after the date of grant. The scheme has not been approved by the U.K. Inland Revenue.

1998 Employee Share Option Scheme

        Pursuant to the 1998 Employee Share Option Scheme, the Company granted options to purchase shares of Company common stock to employees, officers and consultants. The options expire ten years after the date of grant and are exercisable to the extent vested. Vesting generally occurs at the rate of one-third each at 18 months, 30 months and 42 months after the date of grant; or at the rate of one quarter after 12 months with the remaining three-quarters vesting monthly over the next 36 months. Certain options are capable of earlier vesting if certain defined performance targets are met. During the six month period ending July 3, 2004, options to purchase 13,872 shares of common stock were exercised. At July 3, 2004, there were options to purchase 2,926,631 shares of Company common stock outstanding. The Company does not intend to grant additional options under the scheme. The scheme has not been approved by the U.K. Inland Revenue.

2001 Approved Employee Stock Option Scheme

        Pursuant to the 2001 Approved Employee Stock Option Scheme, the Company granted options to purchase shares of Company common stock to executive directors and employees. Options were granted at the discretion of the board, and certain options may vest upon the achievement of pre-defined performance conditions. Options vest between three and ten years from date of grant. At July 3, 2004, there were no options outstanding under this scheme. The Company does not intend to grant additional options under the scheme. The scheme has been approved by the UK Inland Revenue.

2001 Approved Sharesave Scheme

        Pursuant to the 2001 Approved Sharesave Scheme, the Company granted options to purchase common stock to all full time directors and all employees with five years service or such shorter period as the board determines and those that the board deems appropriate. Options issued under the scheme are dependent on the savings made by the employee and the option price, determined by the board, was not less than 85% of the mid-market price of the Company's common stock on the date proceeding the date which the employees were invited to apply for options. Options are normally exercisable for three to five years from the commencement of the savings contract established by the employee. During the six months ended July 3, 2004, options to purchase 3,626 shares of common stock were exercised under the scheme. At July 3, 2004, options to purchase 13,194 shares of common stock were outstanding. The Company does not intend to grant additional options under the scheme. The scheme has been approved by the U.K. Inland Revenue.

        Following the acquisition on March 8, 2004, of New Focus, the Company assumed stock option agreements under the stock option plans set out below:

1990 Incentive Stock Option Plan

        Pursuant to the New Focus 1990 Incentive Stock Option Plan, stock options and non-statutory stock options were authorized for grant to employees, directors and consultants. Options and stock purchase rights were authorized for grant to employees and consultants provided that incentive stock options were only authorized for grant to employees. Options were authorized for grant to purchase common stock at an exercise price of not less than 100% of the fair value of the stock at the date of grant as determined by the Board of Directors. Generally, options vest over the five years and expire after ten years. The normal vesting schedule for options includes an initial vesting equal to 20% of the underlying shares after the first year of service and monthly vesting of the remaining shares over the next four years. During the six months ended July 3, 2004, options to purchase 18,871 shares of common stock were exercised. At July 31, 2004, there were no options outstanding that had been granted under this plan. No further grants will be made under the plan.

2000 Stock Plan

        Pursuant to the New Focus 2000 Stock Plan stock options to purchase shares of the common stock were authorized for grant to employees, directors and consultants. During the six months ended July 3, 2004, options to purchase 255,524 shares of common stock that had been granted under the plan were exercised. At July 3, 2004, there were outstanding options to purchase 206,243 shares of common stock. No further grants will be made under the plan.

2000 Director Option Plan

        Pursuant to the New Focus 2000 Director Option plan, stock options were authorized for automatic grant to non-employee directors of New Focus. The plan generally provided for an automatic initial grant to purchase 2,500 shares of common stock to each non-employee director on the date when the person first becomes a non-employee director. In addition, upon the date of each stockholders' meeting subsequent to the date of each non-employee director's initial grant, each non-employee director was further automatically granted an option to purchase 500 shares of common stock. During the six months ended July 3, 2004, options to purchase 7,810 shares of common stock that had been granted under the plan were exercised. At July 3, 2004, there were no options outstanding that had been granted under this plan. No further grants will be made under the plan.

Exchangeable shares issued in connection with the acquisition of Measurement Microsystems A-Z, Inc.

        In connection with the acquisition of Measurement Microsystems A-Z , Inc. ("MM") in 2001, the Company issued exchangeable shares to the MM stockholders. The exchangeable shares were issued by Bookham Exchange, Inc., a wholly-owned subsidiary of the Company. The exchangeable shares were non-voting, preferred shares which were convertible at any time into shares of Bookham Technology plc, the then parent company of Bookham Exchange, Inc. During the six months ended July 3, 2004 and the years ended December 31, 2003, 2002 and 2001, MM stockholders exchanged 1,081, 873, 57,724 and 0 shares, respectively.

Stock compensation expense

        The Company granted stock options to certain employees at exercise prices below the fair market value of the underlying ordinary shares at the date of grant during 1997. The intrinsic value of these options has been charged to the consolidated statements of operations on a straight line basis over the vesting period of the options. The stock compensation expense related to these options was $0, $0, $290,000 and $473,000 during the six months ended July 3, 2004 and for the years ended December 31, 2003, 2002 and 2001, respectively.

        As part of the acquisition of New Focus, the Company granted New Focus employees 605,797 shares of common stock in connection with the assumption of outstanding options. At July 3, 2004, the intrinsic value of the stock options which relate to future services totaled $1,354,000. The Company recognized $122,000 in stock compensation during the six months ended July 3, 2004 related to these options.

Warrants and stock options issued to non-employees

        During 1999, the Company granted stock options to three consultants to purchase 34,560 shares of common stock under the 1998 Scheme, expiring ten years from date of grant. These options vested upon completion of specified performance requirements, all of which were met in the year ended 31 December 2000. Options to purchase 4,000 shares of common stock were exercised in the six month period to July 3, 2004 and as at July 3, 2004, options to purchase 30,560 shares of common stock remained outstanding. 28,880 of these options have an exercise price of $19.71 per share and 1,680 of these options have an exercise price of $21.84 per share.

        During 1999, the Company issued warrants to purchase shares of common stock to a leasing company. These shares were immediately exercisable. In 2003, 12,282 shares were exercised in respect of this warrant. At July 3, 2004, 844 shares to purchase common stock pursuant to this warrant remained outstanding.

        In 2002, the Company issued a warrant to purchase 900,000 shares of common stock to Nortel Networks as part of the purchase price for the acquisition of the optical components business of Nortel Networks. The Company valued the warrants issued to Nortel Networks at $6,685,000 based on the fair market value of the Company's common stock as of the announcement date of the acquisition. At July 3, 2004 the warrant was outstanding; however, the warrant was exercised in full on September 7, 2004.

        During 2002, the Company granted stock options to purchase 40,000 shares of common stock under the 1998 Scheme to one consultant, 2,500 of these options vested immediately and the remaining 37,500 may only vest upon completion of specified performance criteria relating to the operation of the business unit to which the consultant was consulting. None of these options had been exercised as at July 3, 2004. The Company valued the options to non-employees using the Black-Scholes option pricing model. The value of these options was $124,000.

        During 2003, the Company assumed warrants to purchase 4,880 shares of common stock as part of the terms of acquisition of Ignis Optics. The warrants, which have an exercise price of $40.00 per share, are exercisable immediately and expire in April 2011. None of these warrants was exercised during the period ended July 3, 2004 and as of July 3, 2004, 4,880 remained outstanding.

        A summary of the share option movements is given below:

	Options outstanding	Weighted average exercise price
Outstanding at January 1, 2001	1,202,839	$77.90
Granted	655,919	38.04
Exercised	(155,814)	6.37
Cancelled	(296,911)	136.68

Outstanding at December 31, 2001	1,407,033	60.24
Granted	1,071,541	15.65
Exercised	(32,222)	7.10
Cancelled	(258,434)	65.34

Outstanding at December 31, 2002	2,187,918	33.85
Granted	993,363	21.11
Exercised	(63,429)	19.84
Cancelled	(576,930)	51.14

Outstanding at December 31, 2003	2,540,922	26.57
Granted	640,195	11.56
Assumed on acquisition of New Focus	605,797	2.90
Exercised	(299,943)	9.41
Cancelled	(280,359)	27.05

Outstanding as at July 3, 2004	3,206,612	$15.21

        The following summarizes option information relating to outstanding options under all of the Company's stock plans as of July 3, 2004:

	Options Outstanding			Options Exerciseable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exerciseable	Weighted Average Exerciseable Price
$3.25-$6.00	70,686	8.14	$4.84	31,060	$4.84
$6.40-$7.75	3,777	8.31	$7.34	1,615	$7.09
$8.90-$9.85	94,513	9.68	$9.70	452	$9.12
$10.40-$10.65	506,663	9.92	$10.59	47,002	$10.49
$10.80-$12.00	143,403	4.73	$11.78	146,403	$11.78
$12.40-$13.50	34,844	2.23	$13.04	9,014	$12.85
$13.55-$14.00	151,176	7.98	$13.76	91,372	$13.69
$14.05-$14.20	594,642	8.26	$14.18	296,600	$14.19
$14.25-$15.00	196,963	8.05	$14.44	49,831	$15.42
$15.08-$15.50	60,443	3.50	$15.11	60,443	$15.11
$16.00-$19.75	41,935	7.48	$18.44	37,809	$18.64
$20.00-$22.00	203,680	7.61	$21.22	108,261	$21.04
$22.00-$23.60	37,044	6.26	$22.58	17,667	$22.82
$24.00-$25.50	807,860	9.13	$24.63	184,479	$24.66
$26.40-$32.00	122,959	7.18	$31.09	82,386	$31.11
$56.00-$59.00	31,276	6.52	$57.79	31,276	$57.79
$61.00-$69.00	19,261	6.85	$62.18	13,076	$62.21
$77.00-$128.00	36,574	6.13	$89.78	33,071	$88.30
$150.00-$300.00	42,599	6.21	$210.54	41,859	$211.31
$392.00-$818.00	3,314	6.33	$701.14	2,852	$700.47

$3.25-$818.00	3,206,612	8.24	$21.93	1,286,528	$28.35

Notes Receivable from Stockholders

        On acquisition of New Focus, the Company acquired secured full recourse loans aggregating approximately $1,233,000 which had been made to certain employees in connection with their purchase of common stock in New Focus. Each of these loans was made pursuant to a full recourse promissory note secured by a stock pledge. As at July 3, 2004, the notes receivable had been repaid in full.

  Common Stock

        Common stock reserved for future issuance is as follows:

July 3, 2004
Stock option plan:
Outstanding options	3,206,612
Warrants and options to non-employees	937,944
Reserved for future grants	3,481,898

Total	7,626,454

11.   Earnings per share

        If the Company had reported net income, as opposed to a net loss, the calculation of diluted earnings per share would have included an additional 4,145,000, 2,275,000, 1,940,000 and 1,182,000 common equivalent shares related to outstanding share options and warrants (determined using the treasury stock method) for the six months ended July 3, 2004 and for the years ended December 31, 2003, 2002 and 2001, respectively.

12.   Segments of an Enterprise and Related Information

        The Company is currently organized and operates as two operating segments: Optics and Research and Defense. The Optics segment designs, develops, manufactures, markets and sells optical solutions for telecommunications and industrial applications. The Research and Defense segment designs, manufactures, markets and sells photonic and microwave solutions. The Company evaluates the performance of its segments and allocates resources based on consolidated revenues and overall profitability.

        Segment and geographic information for the six months ended July 3, 2004 and June 29, 2003 and the years ended December 31, 2003, 2002 and 2001 is presented below. Revenues are attributed to countries based on the location of customers.

        Information on reportable segments is as follows:

	Six months ended
			Year Ended December 31,
	July 3, 2004	June 29, 2003
			2003	2002	2001
			(in thousands)
Net revenues:
Optics	$69,315	$67,762	$146,197	$51,905	$31,566
Research and defense	10,448	—	—	—	—

Consolidated total revenues	$79,763	$67,762	$146,197	$51,905	$31,566

Net loss:
Optics	$(59,321)	$(68,040)	$(125,747)	$(164,938)	$(164,370)
Research and defense	(8,050)	—	—	—	—

Consolidated net loss	$(67,371)	$(68,040)	$(125,747)	$(164,938)	$(164,370)

Depreciation and amortization:
Optics	$11,941	$9,962	$17,709	$17,135	$14,874
Research and defense	1,491	—	—	—	—

Consolidated depreciation and amortization	$13,432	$9,962	$17,709	$17,135	$14,874

Total expenditures for additions to long life assets:
Optics	$7,051	$12,611	$19,406	$17,612	$47,405
Research and defense	56	—	—	—	—

Consolidated total expenditures for additions to long life assets	$7,107	$12,611	$19,406	$17,612	$47,405

        Information regarding the Company's operations by geographic area is as follows:

	Six months ended
			Year Ended December 31,
	July 3, 2004	June 29, 2003
			2003	2002	2001
	(in thousands)
Revenues:
United Kingdom	$4,023	$14,810	$25,454	$31,910	$19,255
North America	46,348	40,614	91,709	15,918	2,841
Europe	8,797	5,461	13,230	3,560	4,104
Asia	10,875	6,479	14,986	479	5,366
Rest of the World	9,720	398	818	38

Consolidated total revenues	$79,763	$67,762	$146,197	$51,905	$31,566

		December 31,
	July 3, 2004
		2003	2002
	(in thousands)
Identifiable total assets:
United Kingdom	$266,131	$237,411	$314,702
North America	174,851	21,709	26,687
Europe	11,400	10,373	10,211
Asia	15,643	5	16

Consolidated total assets	$468,025	$269,498	$351,616

For the six months ended July 3, 2004, JCA Technology, Inc.'s results consolidated in the research and defense segment amounted to $2,400,000 of revenue and a loss of $500,000 and, at July 3, 2004, net assets of $1,600,000. The Company sold JCA Technology to Endwave Corporation in July 2004.

13.   Business combinations

        During the six months ended July 3, 2004 and the years ended December 31, 2003, and 2002, the Company completed a total of six acquisitions. Each of the acquisitions was accounted for under the purchase method of accounting. The allocation of the purchase price to the assets acquired and liabilities assumed, as determined by the Company, was conducted at the date of acquisition, with the assistance of third-party valuation experts, except for the acquisitions of Cierra Photonics and Onetta, Inc. The methodologies used to value intangible assets acquired were consistently applied to each of the acquisitions.

        To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the lifecycle stage of the technology.

        The value of in-process research and development, or IPR&D, was determined based on the expected cash flow attributed to in-process projects, taking into account revenue that is attributable to previously developed technology, the level of effort to date in the IPR&D, the percentage of completion of the project and the level of risk associated with the in-process technology. The projects identified as in-process are those that were underway at each of the acquired companies at the time of the acquisition and that required additional efforts in order to establish technological feasibility. The value of IPR&D was included in the Company's results of operations during the period of the acquisition.

        The value of the acquired patent portfolio was determined based on the Income Approach, as it most accurately reflected the fair value associated with unique assets such as a patent. Specifically, the Relief and Royalty method was utilized to arrive at an estimate of fair value. This methodology estimates the amount of hypothetical royalty income that could be generated if the patents were licensed by an independent, third-party owner to the business currently using the patents in an arm's-length transaction. Conversely, this is the royalty savings enjoyed by the owners of the patent portfolio in that the owner is not required to pay a royalty for the use of the patents.

        The value of supply contracts was determined based on discounted cash flows. The discounted cash flow method was considered to be the most appropriate methodology, as it reflects the present value of the operating cash flows generated by the contracts over their returns.

Onetta, Inc.

        Onetta, Inc., or Onetta, designs and manufacturers optical amplifier modules and subsystems for communications networks. Their intelligent Erbium Doped Fiber Amplifiers (EDFA) incorporate advanced optics, control electronics and firmware to provide industry leading performance for current and next-generation optical communication networks

        On June 10, 2004, under the terms of the purchase agreement, the Company acquired the entire issued share capital of Onetta, Inc. The consideration for the acquisition was 2,764,030 shares of common stock valued at $24,708,000. As part of the agreement, the Onetta stockholders agreed to settle liabilities of Onetta, Inc. in the amount of $6,083,000. The purchase price allocation has not yet been finalized.

        In connection with the acquisition, there was no value allocated to IPR&D projects.

New Focus, Inc.

        New Focus, Inc., or New Focus, provides photonics and microwave solutions to non-telecom diversified markets, including the semiconductor, defense, research, industrial, biotech/medical and telecom test and measurement industries.

        On March 8, 2004, under the terms of the merger agreement, the Company acquired New Focus by a merger of a wholly-owned subsidiary with and into New Focus, with New Focus surviving as the Company's wholly-owned subsidiary. Pursuant to the merger agreement, immediately prior to the merger, each New Focus stockholder received a cash distribution from New Focus, Inc. in the amount of $2.19 per share of New Focus common stock held on that date.

        The consideration paid by the Company for New Focus consisted of 7,866,600 shares of common stock, valued at $197,710,000, and the assumption of options with a value of $6,286,000. Each of the assumed options became an option to purchase a unit consisting of 1.2015 shares of common stock. New Focus made a cash distribution of $2.19 for each share of New Focus common stock immediately prior to the merger. The exercise price of the assumed options was adjusted to reflect the cash distribution.

        In connection with the acquisition of New Focus, $5,890,000 was allocated to IPR&D projects. The new product introductions, NPI, at the acquisition date are expected to result in the development of products to support the New Focus, original equipment manufacturing and catalog business. There were no technology research, TR, programs at the time of acquisition. The NPIs include:

  •
  Catalog Products: Programs are focused on increasing the wavelength spectrum over which modulator products can operate and the development of detectors to operate at higher frequency with lower noise over a broader wavelength. Commercial availability is anticipated in late 2004 with shipments in early 2005.

  •
  OEM Products: Two of the major programs have already been completed in 2004, namely the development of a super luminous diode light source for use in subsystems and a laser development for use high precision / high stability labs. The Company anticipates that these products will be commercially available in early 2005. The final program for development of a small form factor laser for use in fiber sensing applications continues but has been slowed down due to lower than expected market opportunities emerging.

Ignis Optics, Inc.

        Ignis Optics, Inc., or Ignis, designs and manufactures small form-factor, pluggable, single-mode optical transceivers for current and next generation optical datacom and telecom networks.

        On October 6, 2003, the Company acquired the entire share capital of Ignis in exchange for 802,082 shares of common stock and the assumption of warrants to purchase 4,880 shares of common stock, valued at $17,748,000. In addition, and subject to certain performance criteria, 78,080 additional shares of common stock could be issued in early 2005.

        In connection with the acquisition of Ignis, $1,878,000 was allocated to IPR&D projects. The projects under development at the acquisition date were expected to result in a portfolio of digital transmitters and receivers to be used in current and future fiber optic networks.

Cierra Photonics, Inc.

        Cierra Photonics, Inc., or Cierra, designs and manufactures thin-film filters and other components for the fiber optic telecommunications industry. Cierra Photonics Advanced Energetic Deposition (AED) technology is a specialized process for wafer-scale deposition of extremely well-controlled films that results in thin-film components that have lower costs, high yields and industry-leading optical performance.

        On July 4, 2003, the Company acquired substantially all of the assets and certain liabilities of Cierra. The consideration for the acquisition consisted of 307,148 shares of common stock valued at $3,669,000. In addition, and subject to the satisfactory achievement of specific sales milestones over the next two years, 42,000 additional shares of common stock could be issued to Cierra in 2004 and 2005.

        In connection with the acquisition, there was no value allocated to IPR&D projects.

Nortel Networks Optical Components

        Nortel Networks Optical Components, or NNOC, comprises the Optical Amplifier Business and the Transmitter and Receiver Business of Nortel Networks. The optical amplifier business, based in Paignton, UK and Zurich, Switzerland is a vertically integrated business, with 980nm and 14xx chip foundries, module assembly as well as broad raman pump units and long-haul EDFA offerings, for the long haul and metro network markets. The transmitter and receiver business is located in Ottawa,

Canada and Paignton, U.K. and produces active components for metro, long-haul and ultra long-haul applications.

        On November 8, 2002, the Company acquired NNOC for a total consideration of 6,100,000 shares of common stock, warrants to purchase 900,000 shares of common stock, notes with an aggregate prinicipal value of $50 million and the payment of a cash consideration of $9,212,000, which equals an aggregate of approximately $111,201,000 (excluding deal costs). The common stock transferred to Nortel Networks had a value of $45,304,000, as determined on the announcement date of the acquisition. The warrants were exercised in full on September 7, 2004. The notes are in two series, the first is a $30 million principal amount secured loan note and the second, a $20 million principal amount unsecured loan notes (Note 16). Nortel Networks beneficially held 12.3% of the Company's common stock as of July 3, 2004.

        The Company valued the warrants issued to NNOC at $6,685,000 determined as the value of the Company's common stock issued at closing based on the fair market value on the announcement date of the acquisition. The warrants were exercised in full on September 7, 2004.

        In connection with the Company's acquisition of NNOC, the Company entered into a supply agreement with Nortel Networks Limited, a wholly-owned subsidiary of Nortel Networks. Under the agreement, Nortel Networks Limited agreed to purchase a minimum of $20 million per quarter, or $120 million total, of optical products and related services from the Company over a period of six quarters from completion of the transaction on November 8, 2002. In addition, Nortel Networks is required to purchase a percentage of its optical components requirements from us until November 2005.

        Tangible assets acquired principally included property, plant and equipment and inventories. Liabilities assumed included provisions for environmental liabilities and certain employee related accruals.

        Of the total consideration, the allocation to acquired IPR&D projects was $5,657,000. The projects remaining under development at the acquisition date were expected to result in a portfolio addressing tunability, bandwidth, integration, amplification, and managed optical networks. These projects were split into two distinct categories: NPI and Technology Research. The TR projects, which met the criteria for recognition as IPR&D, were assessed as requiring between 1 and 1 and a 1 / 2 years before attaining NPI status.

All estimated costs to complete were to be funded from current cash reserves in Bookham. The current status of each category is given below.

  NPI

  •
  Amplifiers: The MiNi and Barolo platform products were successfully released in 2003 and continue to be shipped to customers.

  •
  Pumps: The next generation of pumps incorporating the G07 higher power chip were successfully launched in 2003.

  •
  Transmitters/Receivers: The majority of the Transmitters and Receivers in the NPI stage at acquisition have now been released to the market and are being shipped to customers. These include the 10G 8x50 GaAs laser, the 100mW UHP laser, the Compact MZ laser, MSA receiver, a 10G uncooled DFB directly modulated laser and hot pluggable transponder modules. A couple of programs, mainly comprising or modules including tunable lasers have been rephased due to slower market demand for the new technology.

  Technology Research

  •
  Amplifiers: Activity on these projects has slowed significantly due to weakening market demand and pricing pressure. Since the date of acquisition, substantially all of the technology work-in-progress has been completed or absorbed into products.

  •
  Pumps/Transmitter/Receivers: Since the date of acquisition, substantially all of the technology work-in-progress has been completed or absorbed into products.

Marconi Optical Components (MOC)

        Marconi Optical Components, or MOC, designs, manufactures and supplies current and next generation active optical components. MOC's products include fixed and tunable lasers, high-speed gallium arsenide modulators, transmitters, receivers and erbium doped fibre amplifiers. MOC has over twenty five years experience of advanced research and development in the area of optical technologies, compound semiconductor materials and semiconductor manufacturing processes. MOC has an intellectual property portfolio relating to lasers, high-speed modulators, optical amplifiers and general micro-optics and processes.

        In accordance with the MOC acquisition agreement, the Company paid $1,843,000 in cash and issued 1,289,100 shares of common stock having a value equal to approximately $28,011,000 determined as of the closing, based on the fair market value of the securites on the announcement date. Tangible assets acquired principally include fixed assets and inventories. In connection with the acquisition of the assets of MOC, $5,922,000 was allocated to IPR&D projects. The remaining projects under development at the acquisition date were expected to result in a portfolio addressing tunability, bandwidth, integration, amplification, and managed optical networks. The expected dates of release of these projects ranged from seven to seventeen months from the date of acquisition. There were three main programs acquired in the NPI stage of development. All estimated costs to complete were to be funded from current cash reserves in Bookham, unless stated to the contrary. The current status of each category is given below:

  •
  Fast tuning, wide coverage, tunable lasers: Development of these products was suspended post-acquisition in favor of alternative technologies. Technology work has continued to eliminate many of the fundamental limitations of the chip. A development program for a laser and module has been launched with product availability expected in the second half of 2005.

  •
  10G Transmitters: This program was rephased as a result of wafer fab and assembly and test facility transfers. An integrated narrow band tunable transmitter has been completed and shipping to the customer commenced in 2003. The wide band transmitter was discontinued in 2003.

  •
  40G Transmitters and Receivers: Following the acquisition, the program was suspended as the market conditions for acceptance of this product have changed, and there was overlap with products being developed/marketed by the acquired Nortel Networks businesses. While we continue to believe that this market will develop in the future, there are no plans at this stage to continue with this program.

A summary of the purchase price allocations pertaining to the above acquisitions and the amortization periods of the intangible assets acquired is as follows:

	Onetta	New Focus	Ignis	Cierra	NNOC	MOC
	(in thousands)
Purchase price:
Ordinary stock issued	$24,708	$197,710	$17,748	$3,669	$45,304	$28,011
Stock options assumed	—	6,286	—	—	—	—
Warrants	—	—	—	—	6,685	—
Loan notes	—	—	—	—	50,000	—
Cash	—	—	—	—	9,212	—

	24,708	203,996	17,748	3,669	111,201	28,011
Transaction and other direct acquisition costs	274	6,969	300	249	7,800	1,843

	$24,982	$210,965	$18,048	$3,918	$119,001	$29,854

	Onetta	New Focus	Ignis	Cierra	NNOC	MOC
	(in thousands)
Allocation of purchase price:
Historic net tangible assets acquired	$3,780	$101,665	$4,455	$761	$85,961	$15,222
Intangible assets acquired:	—	—	—	—	—	—
Supply contracts and customer relationships	—	625	—	—	6,878	978
Customer database	—	606	—	—	—	—
Patent portfolio	—	2,317	913	216	7,906	1,817
Core and current technology	—	10,563	775	2,941	12,599	5,915
In process research and development	—	5,890	1,878	—	5,657	5,922
Goodwill	21,202	89,299	10,027	—	—	—

	$24,982	$210,965	$18,048	$3,918	$119,001	$29,854

	Onetta	New Focus	Ignis	Cierra	NNOC	MOC
Amortization period (in years):
Supply contracts/customer relationships	—	3	—	—	3 - 16	4 - 5
Customer database	—	5	—	—	—	—
Patent portfolio	—	6 - 10	5	6	5	4 - 5
Core & current technology	—	3 - 6	5	5	5	4 - 5

        On November 8, 2002, the Company acquired the trade and assets of NNOC, the net assets of which were provisionally valued in the 2002 accounts. In accordance with SFAS No. 141 "Business Combinations", an adjustment was made in the 2003 accounts for amendments to those provisional values. This adjustment was principally the result of the company selling more inventory than anticipated during 2003.

        Amended and provisional values of the net assets acquired were as follows, and the explanations for these changes are given in the note below.

	Original Purchase Price Allocation	Purchase Price Adjustment	Revised Fair Value Allocation December 31, 2003
	(in thousands)
Purchase price	$111,201	$—	$111,201
Transaction and other direct acquisition costs	7,800	—	7,800

	$119,001	$—	$119,001

Allocation of purchase price:
Historical net tangible assets acquired.	$76,827	$9,134	$85,961
Intangible assets acquired:
Supply contracts	8,862	(1,984)	6,878
Patent portfolio	9,988	(2,082)	7,906
Core and current technology	16,034	(3,435)	12,599
In process research and development	7,290	(1,633)	5,657

	$119,001	$—	$119,001

        During 2003, a larger amount of inventory was sold than was expected at the time the acquisition of NNOC was completed in 2003. As a consequence, the Company increased the value of the inventory by $20,227,000, reduced intangible assets by $9,134,000 and decreased other net assets by $11,093,000 as part of the allocation fair value of the remaining assets as summarized below.

        The warranty provision recognized on acquisition has been increased by $1,968,000 following a review of the level of expected warranty costs. In addition, the initial value recognized for historic employee-related costs has been reduced by $590,000 a revised valuation of the pension scheme in Switzerland.

        The following unaudited proforma summary shows the consolidated results of Bookham had the acquisitions of Onetta, New Focus, Ignis, Cierra, NNOC and MOC acquisitions been completed on January 1, 2002. It is provided for illustrative purposes and is not indicative of the consolidated results of operations for future periods or that actually would have been realized had Bookham actually acquired those companies on January 1, 2002.

		Year ended December 31,
	Six Months ended July 3, 2004
		2003	2002
	(in thousands except per share data)
Sales	$87,763	$180,207	$187,880
Net loss	$82,380	$168,832	$601,918
Basic and diluted loss per share	$(3.03)	$(8.10)	$(39.86)

14.   Goodwill and other intangibles

        The following is a summary of the goodwill and other intangible assets:

	Goodwill	Intangibles	Total
	(in thousands)
Cost
At January 1, 2002	$1,530	$3,796	$5,326
Additions during the year	—	138	138
Acquisitions	—	43,595	43,595
Disposals during the year	(1,583)	(858)	(2,441)
Exchange rate adjustment	53	2,252	2,305

At December 31, 2002	—	48,923	48,923
Fair value adjustment	—	(7,501)	(7,501)
Acquisitions	10,027	4,845	14,872
Disposals during the year	—	(605)	(605)
Exchange rate adjustment	647	4,380	5,027

At December 31, 2003	10,674	50,042	60,716
Additions during the period	—	98	98
Acquisitions	110,501	14,111	124,612
Exchange rate adjustment	(1,222)	1,078	(144)

At July 3, 2004	$119,953	$65,329	$185,282

Accumulated amortization
At January 1, 2002	$1,530	$1,380	$2,910
Charge during the year	—	5,376	5,376
Disposals during the year	(1,583)	(858)	(2,441)
Exchange rate adjustment	53	484	537

At December 31, 2002	—	6,382	6,382
Fair value adjustment	—	(190)	(190)
Charge during the year	—	8,487	8,487
Disposals during the year	—	(518)	(518)
Exchange adjustment	—	1,325	1,325

At December 31, 2003	—	15,486	15,486
Charge during the year		5,677	5,677
Exchange rate adjustment		317	317

At July 3, 2004	$—	$21,480	$21,480

Net Book Value
Net book value at July 3, 2004	$119,953	$43,849	$163,802

Net book value at December 31, 2003	$10,674	$34,556	$45,230

Net book value at December 31, 2002	$—	$42,541	$42,541

        Intangible assets consist of the following:

	Balance at January 1, 2004	Additions	Acquisitions	Translation Adjustment	Balance at July 3, 2004
	(in thousands)
Supply agreements	$5,361	$—	$—	$121	$5,482
Customer relationships	—	—	625	(8)	617
Customer databases	—	—	606	(7)	599
Core and current technology	25,569	—	10,563	528	36,660
Patent portfolio	12,342	—	2,317	292	14,951
Capitalized licenses	3,148	98	—	72	3,318
Customer contracts	3,622	—	—	80	3,702

	50,042	98	14,111	1,078	65,329
Less accumulated amortization	(15,486)	—	—	—	(21,480)

Intangible assets (net)	$34,556	$98	$14,111	$1,078	$43,849

	Balance at January 1, 2003	Acquisitions	Fair Value Allocation	Reclassifications and disposals	Translation Adjustment	Balance at December 31, 2003
	(in thousands)
Supply agreements	$5,926	$—	$(1,057)	$—	$492	$5,361
Core and current technology	23,086	3,716	(3,435)	—	2,202	25,569
Patent portfolio	12,249	1,129	(2,082)	—	1,046	12,342
Capitalized licenses	2,848	—	—	—	300	3,148
Customer contracts	4,220	—	(927)	—	329	3,622
Capitalised professional fees	594	—	—	(605)	11	0

	48,923	4,845	(7,501)	(605)	4,380	50,042
Less accumulated amortization	(6,382)	—	—	—	—	(15,486)

Intangible assets (net)	$42,541	$4,845	$(7,501)	$(605)	$4,380	$34,556

  Goodwill

        On June 10, 2004, Bookham acquired Onetta for a total consideration of $24,982,000 (Note 13). The goodwill arising from this combination was $21,202,000.

        On March 8, 2004, Bookham acquired New Focus for a total consideration of $210,965,000 (Note 13). The goodwill arising from the acquisition was $89,299,000.

        On October 6, 2003, Bookham acquired Ignis for a total consideration of $18,048,000 (Note 13). The goodwill arising from this combination was $10,027,000.

        No other acquisitions by the Company resulted in recognition of goodwill in the period ended July 3, 2004 or the years ended December 31, 2003 and 2002.

        In each case goodwill was allocated to the Optics segment of the Company.

  Other Intangible Assets

        Other intangible assets have primarily been acquired through business combinations and are being amortized on a straight line basis over the estimated useful life of the related asset, generally three to six years.

        The expected future annual amortization expense of the other intangible assets is as follows (in thousands):

For the fiscal year ended on or about June 30,
2005	$13,541
2006	12,662
2007	11,299
2008	7,155
2009	231
Thereafter	5,045

Total expected future amortization	$49,933

        During 2003 the Company conducted a Purchase Price Allocation (PPA) review of its acquisition of NNOC, and identified the need to adjust the original fair value of the fixed assets and inventory. This resulted in an adjustment of the values of all the remaining assets and consequential adjustments of the amortization and depreciation thereof. This adjustment reduced the value of the intangible assets by $7,501,000 and created a reversal of depreciation of $207,000 (Note 13).

        During 2002, the Company's investment in Measurement Microsystems A-Z Inc. (MM), was reduced, resulting in the Company ceasing to control MM. As a result, the Company eliminated the cost and accumulated depreciation of $858,000 in respect of MM's intangible assets. The Company wrote off a further $605,000 in respect of MM's capitalized professional fees (with net book value of $92,000) in 2003.

15.   Related Party Transactions

        During 1998, the Company entered into a contract with Lori Holland for the provision of consultancy services under which Ms. Holland would be compensated in cash and through a grant of stock options. Lori Holland became a director in 1999. The consultancy contract was terminated effective as of August 1, 2002. Lori Holland exercised none of her options during 2003. All shares of common stock underlying the option had vested and options to purchase 48,666 shares of common stock were outstanding at July 3, 2004. During the year, the Company entered into transactions in the ordinary course of business with other related parties. Transactions entered into, and trading balances outstanding at July 3, 2004, and December 31, 2003, 2002 and 2001, are as follows:

	Sales to related party	Purchases from related party	Amounts owed from related party	Amounts owed to related party
	(in thousands)
Related party
Marconi Communications
July 3, 2004	$7,385	$2	$4,401	$—
December 31, 2003	18,147	—	3,731	—
December 31, 2002	19,769	2,019	11,140	—
December 31, 2001	4,615	6	—	—
Nortel Networks
July 3, 2004	36,532	818	11,553	628
December 31, 2003	85,593	9,499	15,133	739
December 31, 2002	16,267	789	13,564	844
December 31, 2001	12,944	2,313	—	—

        The Company also has an outstanding loan due to Nortel Networks. The loans are payable in November 2005 and 2007 (Note 16).

        At July 3, 2004 and December 31, 2003, Marconi Communications no longer had an interest in the Company as it sold its shares in June 2003. At December 31, 2002 and 2001, Marconi had an interest of 6.3% and 9.0%, respectively

        At July 3, 2004, December 31, 2003, and 2002 Nortel Networks had a 12.3%, 13.5%, and 29.8% interest respectively in the Company.

        As a result of the Company's acquisition of New Focus, the Company acquired a loan note receivable from a former officer and board member of New Focus, with a fair value of $1,700,000. The loan note arose as follows:

        On July 12, 2001, New Focus extended to Kenneth E. Westrick two secured full recourse short-term loans in the aggregate of $8,000,000. Mr. Westrick was New Focus' president and chief executive officer and a member of the New Focus' board of directors at the time these loan agreements were executed. The principal amount of approximately $2.1 million on the first note plus the accrued interest on this note was paid by the scheduled maturity date of June 30, 2002.

        The second note in the principal amount of approximately $5,900,000 currently bears interest at the per annum rate of 9.99% compounded annually and is secured by a second deed of trust on certain real property held by Mr. Westrick.

        Mr. Westrick resigned as the New Focus' president and chief executive officer and as a member of the New Focus' board of directors effective October 10, 2001. In connection with his resignation, Mr. Westrick and the New Focus entered into a Separation and Release Agreement. The agreement extended the due date of the $5,900,000 note to June 30, 2004 from June 30, 2002.

        Principal and accrued interest on the $5,900,000 note receivable totaled $6,400,000 through the end of the second quarter of 2002. New Focus stopped accruing interest on Mr. Westrick's note for financial reporting purposes beginning in the third quarter of 2002.

        The Company has not forgiven or modified the terms of the note receivable and intends to pursue collection.

16.   Loans

        The Company has two loans payable to Nortel Networks, a related party. The first loan is an unsecured loan for $20,000,000 which is due in full on November 8, 2007. This loan bears interest at 4% per annum, which is payable quarterly in arrears. The second loan is a secured loan for $30,000,000, which is due in full on November 8, 2005. This loan bears interest at a 7% per annum base rate, which increases by 0.25% each quarter over the term of the note and is payable quarterly in arrears. This loan is secured by the Company's equipment owned on the date of the NNOC acquisition and the property located in Paignton, U.K. which was purchased as part of the NNOC acquisition. Both of these loans are subject to certain repayment requirements if the Company raises cash through the sale of equity or debt or the sale of the collateralized property. The Company is required to use 20% of the proceeds from the sale of any debt or equity proceeds received in excess of $50 million but less than $100 million and 40% of any proceeds in excess of $100 million to repay the notes. The Company must also repay these loans with any proceeds raised through the sale of equipment in excess $30 million.

        The Company also has an unsecured loan payable to Scheappi Grundstûke Verwaltungen KG for $453,000 which is repayable in equal monthly installments until December 2013. This loan bears interest at 5% per annum, which is payable monthly in arrears.

        The amounts payable under these loans are as follows (in thousands):

Fiscal year ended on or about June 30,
2005	$4,144
2006	31,840
2007	873
2008	20,339
2009	73
Thereafter	260

$57,529

17.   Subsequent Events

Divestiture of JCA Technology Inc.

        On July 21, 2004, the Company sold 100% of its ownership in JCA Technology, Inc. for $6 million in cash. After adjusting for the net costs of the assets sold and the expenses associated with the divestiture, the Company realized no gain or loss from the transaction.

Change in domicile

        Effective September 10, 2004, the Company changed its corporate domicile from the United Kingdom to the United States pursuant to the Scheme which had been approved by shareholders on August 16, 2004. Under the Scheme, Bookham Technology plc shareholders and ADS holders received one Bookham, Inc. share for every ten shares held in Bookham Technology plc. The Scheme provided that the entire issued share capital of Bookham Technology Plc was cancelled and new shares were issued to Bookham, Inc. by the capitalization of reserves arising from such cancellation such that Bookham Technology Plc became a wholly owned subsidiary of Bookham, Inc.

        Also, on September 9, 2004, trading of Bookham Technology plc ADSs on the Nasdaq National Market ceased and on September 10, 2004, trading in Bookham Technolgy Plc ordinary shares was suspended at the start of trading on the London Stock Exchange. Effective September 10, 2004, the Company's common stock began trading on the NASDAQ National Market.

Related Party Transaction

        In September 2004, Nortel Networks exercised its warrants to purchase 900,000 common shares. In addition, Nortel Networks exchanged its $20,000,000 unsecured loan note for a $20,000,000 unsecured loan note that may be converted at any time into shares of the Company's common stock.

18.   Quarterly Summaries (unaudited)

	Three Months Ended
	July 3, 2004	April 4, 2004	Dec. 31, 2003	Sept. 28, 2003	June 29, 2003	Mar 30, 2003	Dec. 31, 2002	Sept. 29, 2002
	(in thousands, except share and per share data)
Quarterly Statement of Operations Data:
Net revenues	$38,797	$40,966	$40,613	$37,822	$33,243	$34,519	$21,486	$11,366
Cost of net revenues	42,655	41,760	36,685	38,408	58,135	42,780	29,826	17,025
Gross profit (loss)	(3,858)	(794)	3,928	(586)	(4,892)	(8,261)	(8,340)	(5,659)
Operating Expenses:
Research and development, net	14,436	12,451	12,199	11,703	12,811	13,658	12,989	10,944
Selling, general and administrative	13,394	16,190	5,205	9,849	5,777	13,018	3,414	5,173
Amortization of intangible assets	5,677	—	3,741	—	4,746	—	5,376	—
IPR&D	224	5,666	245	—	—	—	6,836	—
Restructuring charges	(664)	—	(156)	23,917	2,770	4,861	39,384	12,786
Stock Based Compensation	104	—	—	—	—	—	73	89
Total operating expenses	33,171	34,307	21,234	45,469	26,104	31,537	68,072	28,992
Operating loss	(37,029)	(35,101)	(17,306)	(46,055)	(30,996)	(39,798)	(76,412)	(34,651)
Interest and other income (expense), net	923	3,627	3,273	(1,058)	3,243	(489)	559	1,634
Loss before income taxes	(36,106)	(31,474)	(14,033)	(47,113)	(27,753)	(40,287)	(75,853)	(33,017)
Income tax credit	209	—	3,478	(39)	—	—	—	—
Net loss	(35,897)	(31,474)	(10,555)	(47,152)	(27,753)	(40,287)	(75,853)	(33,017)
Basic and diluted net income (loss) per share	$(1.10)	$(1.38)	$(0.41)	$(2.30)	$(1.35)	$(1.97)	$(4.20)	$(2.25)
Shares used to compute basic net income (loss) per share	30,421,376	23,976,300	21,598,752	20,789,900	20,495,418	20,495,100	17,808,980	14,372,500

Schedule II: Valuation And Qualifying Accounts
Six Months ended July 3, 2004 and
Years ended December 31, 2003, 2002 and 2001

Description	Balance of Beginning of Year	Exchange Rate Movements	Additions Charged to Costs and Expenses	Deductions Write Offs	Balance at End of Year
		(in thousands)
Period Ended July 3, 2004
Allowance for doubtful debts	$396	$9	$548	$(95)	$858
Product Returns	191	4	886	(679)	402
Inventory Provision	16,801	378	(2,115)	1,360	16,424
Year Ended December 31, 2003
Allowance for doubtful debts	322	38	36		396
Product Returns	641	27		(477)	191
Inventory Provision	23,525	1,760	(2,360)	(6,124)	16,801
Year Ended December 31, 2002
Allowance for doubtful debts	651	44	(373)		322
Product Returns	277	53	311		641
Inventory Provision	12,173	2,027	13,028	(3,703)	23,525
Year Ended December 31, 2001
Allowance for doubtful debts	707	(24)	347	(379)	651
Product Returns	309	(10)	—	(22)	277
Inventory Provision	5,448	(132)	8,516	(1,659)	12,173

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Bookham, Inc. (previously filed as Exhibit 3.1 to Current Report on Form 8-K (file no. 000-30684) dated September 10, 2004, and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Bookham, Inc.
10.1
Agreement and Plan of Merger, dated September 21, 2003, by and among Bookham Technology plc, Budapest Acquisition Corp. and New Focus, Inc. (previously filed as Appendix A to Registration Statement on Form F-4, as amended (file no. 333-109904) dated February 2, 2004, and incorporated herein by reference).
10.2
Acquisition Agreement dated as of October 7, 2002 between Nortel Networks Corporation and Bookham Technology plc (previously filed as Exhibit 1 to Schedule 13D filed by Nortel Networks Corporation on October 17, 2002, and incorporated herein by reference).
10.3*
Letter Agreement dated November 8, 2002 between Nortel Networks Corporation and Bookham Technology plc amending the Acquisition Agreement referred to in Exhibit 4.2 (previously filed as Exhibit 4.2 to Amendment No. 2 to Annual Report on Form 20-F for the year ended December 31, 2002, and incorporated herein by reference).
10.4*
Optical Components Supply Agreement, dated November 8, 2002, by and between Nortel Networks Limited and Bookham Technology plc (previously filed as Exhibit 4.3 to Amendment No. 1 to Annual Report on Form 20-F for the year ended December 31, 2002, and incorporated herein by reference).
10.5
Relationship Deed dated November 8, 2002 between Nortel Networks Corporation and Bookham Technology plc (previously filed as Exhibit 4.4 to Annual Report on Form 20-F for the year ended December 31, 2002, and incorporated herein by reference).
10.6
Registration Rights Agreement dated as of November 8, 2002 among Nortel Networks Corporation, the Nortel Subsidiaries listed on the signature pages and Bookham Technology plc (previously filed as Exhibit 4.5 to Annual Report on Form 20-F for the year ended December 31, 2002, and incorporated herein by reference).
10.7	Series A-1 Senior Unsecured Convertible Note Due 2007.
10.8
Series B Senior Secured Note Due 2005, as amended to change the identity of the Lender (previously filed as Exhibit 4.7 to Annual Report on Form 20-F for the year ended December 31, 2002, and incorporated herein by reference).
10.9
Agreement relating to the Sale and Purchase of the Business of Marconi Optical Components Limited, dated December 17, 2001, among Bookham Technology plc, Marconi Optical Components Limited and Marconi Corporation plc (previously filed as Exhibit 4.1 to Annual Report on Form 20-F for the year ended December 31, 2001, and incorporated herein by reference).
10.10
Supplemental Agreement to the Agreement relating to the Sale and Purchase of the Business of Marconi Optical Components Limited, dated January 31, 2002, among Bookham Technology plc, Marconi Optical Components Limited and Marconi Corporation plc (previously filed as Exhibit 4.2 to Annual Report on Form 20-F for the year ended December 31, 2001, and incorporated herein by reference).
10.11*
Global Procurement Agreement dated February 1, 2001 between Marconi Communications, Inc. and Bookham Technology plc (previously filed as Exhibit 4.3 to Annual Report on Form 20-F for the year ended December 31, 2001, and incorporated herein by reference).

10.12*
Letter Agreement dated January 10, 2003 between Marconi Communications, Inc. and Bookham Technology plc amending the Global Procurement Agreement referred to in Exhibit 4.11 (previously filed as Exhibit 4.11 to Amendment No. 1 to Annual Report on Form 20-F for the year ended December 31, 2002, and incorporated herein by reference).
10.13*
Letter Agreement dated December 17, 2003 between Marconi Communications, Inc. and Bookham Technology plc amending the Global Procurement Agreement referred to in Exhibit 4.11 (previously filed as Exhibit 4.13 to Annual Report on Form 20-F for the year ended December 31, 2003, and incorporated herein by reference).
10.14(1)
Service Agreement dated July 23, 2001, between Bookham Technology plc and Andrew G. Rickman (previously filed as Exhibit 4.4 to Annual Report on Form 20-F for the year ended December 31, 2001, and incorporated herein by reference).
10.15(1)
Service Agreement dated July 23, 2001 between Bookham Technology plc and Giorgio Anania (previously filed as Exhibit 4.5 to Annual Report on Form 20-F for the year ended December 31, 2001, and incorporated herein by reference).
10.16
Lease dated May 21, 1997, between Bookham Technology plc and Landsdown Estates Group Limited, with respect to 90 Milton Park, Abingdon, England (previously filed as Exhibit 10.1 to Registration Statement on Form F-1, as amended (file no. 333-11698) dated April 11, 2000, and incorporated herein by reference).
10.17(1)	Bonus Scheme 2002 (previously filed as Exhibit 4.12 to Annual Report on Form 20-F for the year ended December 31, 2001, and incorporated herein by reference).
10.18(1)	2004 Employee Stock Purchase Plan.
10.19(1)	2004 Stock Incentive Plan, including forms of stock option agreement for incentive and nonstatutory stock options.
10.20(1)	2004 Sharesave Scheme.
10.21(1)
Director's Fee Agreement dated as of August 1, 2002, between Bookham Technology plc and Lori Holland (previously filed as Exhibit 4.23 to Annual Report on Form 20-F for the year ended December 31, 2003, and incorporated herein by reference).
10.22(1)
Chairman's Fee Agreement dated as of January 1, 2004, between Bookham Technology plc and Andrew Rickman (previously filed as Exhibit 4.24 to Annual Report on Form 20-F for the year ended December 31, 2003, and incorporated herein by reference).
10.23(1)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Giorgio Anania.
10.24(1)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Liam Nagle.
10.25(1)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Stephen Abely.
10.26(1)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Stephen Turley.
10.27(1)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Michael Scott.
10.28(1)	Contract of Employment dated November 9, 2002 between Bookham Technology plc and Liam Nagle.
10.29(1)	Principal Statement of Terms and Conditions dated September 13, 2001 between Bookham Technology plc and Stephen Abely, as amended on July 1, 2003.
10.30(1)	Principal Statement of Terms and Conditions dated August 15, 2001 between Bookham Technology plc and Stephen Turley.
10.31(1)	Contract of Employment dated November 9, 2002 between Bookham Technology plc and Michael Scott, as amended on March 16, 2004.

21.1	List of Bookham, Inc. subsidiaries.
23.1	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

*
Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Commission.

(1)
Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

QuickLinks

TABLE OF CONTENTS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
Summary Compensation Table
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accountant Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
BOOKHAM, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BOOKHAM, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)
BOOKHAM, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except share and per share amounts)
BOOKHAM, INC. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands, except share amounts)
BOOKHAM, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
BOOKHAM, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Schedule II: Valuation And Qualifying Accounts Six Months ended July 3, 2004 and Years ended December 31, 2003, 2002 and 2001
EXHIBIT INDEX