Form 10-K/A
period 2004-07-03
BOOKHAM, INC.
filed 2004-10-05
CIK 1110647

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Amendment No. 1
to
FORM 10-K/A

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

        The aggregate market value of the Common Stock held by non-affiliates of the registrant was $188,782,586 based on the closing price of the registrant's Common Stock on September 10, 2004 as reported by the NASDAQ National Market ($7.55 per share). As of October 1, 2004, there were 33,516,768 shares of Common Stock outstanding.

TRANSITION REPORT ON FORM 10-K
PERIOD ENDED JULY 3, 2004

 EXPLANATORY NOTE

        This Amendment No. 1 to Form 10-K/A is being filed for the purposes of (i) revising the disclosure on page 10 in the business section and page F-35 in the financial statements concerning the breakdown of our revenues by geographic region, (ii) revising the table on page 10 in the business section with respect to the breakdown of our long-lived assets by geographic region, (iii) revising the disclosure on page 43 concerning the amount of our revenues generated in the United States and in countries outside the United States, (iv) revising the disclosure in the table on pages 64 and 65 entitled Security Ownership of Certain Beneficial Owners and Management concerning the holdings of Nortel Networks Corporation, (v) revising the disclosure on page F-37 to change the number of shares of Bookham Inc. common stock that we may be obligated to issue to Cierra Photonics, Inc. from 42,000 to 420,000, and (vi) filing the lease for our facility in San Jose, California as an exhibit to the Form 10-K/A.

        In connection with these amendments, we are including the certifications required by (i) 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and (ii) Rule 13a-14(a)/15(a)-14(a) promulgated pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as exhibits 32.1, 32.2, 32.3 and 32.4, respectively. Item 15 of Part IV and the Exhibit Index are included in this Amendment No. 1 to Form 10K/A to reflect such certifications and the filing of the additional exhibit.

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

  Revenues by Geographic Region

	Six months ended July 3, 2004	Year ended December 31,
		2003	2002	2001
Revenues:
United States	$20,446,000	$13,502,000	$4,683,000	$2,884,000
United Kingdom	4,023,000	25,454,000	31,910,000	19,165,000
North America other than United States	35,529,000	78,207,000	11,235,000	1,574,000
Europe other than United Kingdom	8,797,000	13,230,000	3,560,000	539,000
Asia	10,875,000	14,986,000	479,000	7,170,000
Rest of the World	93,000	818,000	38,000	234,000

Consolidated total revenues	$79,763,000	$146,197,000	$51,905,000	$31,566,000

  Revenues by Segment

		Year ended
	Six months ended July 3, 2004	December 31, 2003	December 31, 2002	December 31, 2001
Optics	$69,315,000	$146,197,000	$51,905,000	$31,566,000
Research and Defense	10,448,000	—	—	—

Total	$79,763,000	$146,197,000	$51,905,000	$31,566,000

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

        The following table sets forth our long-lived assets by geographic region for the periods indicated.

	July 3, 2004	December 31, 2003	December 31, 2002
United States	$50,584,000	$15,128,000	$101,000
United Kingdom	163,840,000	91,352,000	89,367,000
North America other than the United States	1,354,000	1,447,000	11,315,000
Europe other than United Kingdom	7,389,000	7,864,000	8,523,000
Asia	13,004,000	2,000	2,000

Total long-lived assets	$236,171,000	$115,793,000	$109,308,000

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

        The decline in our net interest and other income from 2002 to 2003 and between the six month periods of 2004 and 2003 resulted from the interest expense on the notes we issued to Nortel Networks U.K. Limited in connection with our acquisition of the optical components business of Nortel Networks, combined with lower cash balances, offset by the favorable translation impact of the Nortel Networks U.K. Limited notes being denominated in U.S. dollars instead of pounds sterling, which was our functional currency until September 10, 2004. Interest income net of interest expenses declined from 2001 to 2002 as a result of lower cash balances and lower interest rates on our UK cash balances.

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

Return on investments

        Return on investments represents net interest, which is the difference between interest received on our cash and interest paid on our debts declined over the three and one-half year period as our cash balances have been reduced. Return on investments were $15.7 million in 2001, $8.0 million in 2002, $6.3 million in 2003 and $0.2 million for the six month period ended July 3, 2004. Interest paid on debts, excluding the notes issued to Nortel Networks U.K. Limited, has been minimal during the three-year period as debts have been minimal.

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

Sources of Cash

        In the past three years, we have funded our operations from the proceeds of our public offerings in 2000, in which we raised a total of approximately $398.8 million and the proceeds from acquisitions. In connection with our acquisition of New Focus in March 2004, excluding transaction related costs of approximately $12.0 million, we acquired approximately $105.0 million in cash. As of July 3, 2004, we had $116.7 million in cash and equivalents, which represents our source of cash that will fund operations for the immediate future. We do not have any bank lending facilities, borrowings or lines of credit, except for the secured and unsecured notes we issued to Nortel Networks U.K. Limited and a loan in the principal amount of $50.0 million.

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

        Our long-term debt principally includes two loans payable to Nortel Networks U.K. Limited.

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

We generate a significant portion of our revenue internationally and therefore are subject to additional risks associated with the extent of our international operations

        Our revenues for the first six months of 2004, and the years ended December 31, 2003, 2002 and 2001 were $20.5 million, $13.5 million, $4.7 million and $2.9 million, respectively, in the United States and $59.3 million, $132.7 million, $47.2 million and $28.7 million for the first six months of 2004, and the years ended December 31, 2003, 2002 and 2001, respectively, in countries outside the United States.

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

Our debt repayment obligations to Nortel Networks U.K. Limited may affect our ability to operate our business

        In connection with our acquisition of the optical components business from Nortel Networks Corporation, we have issued to Nortel Networks U.K. Limited secured and unsecured interest-bearing notes in the aggregate principal amount of $50 million. The secured note, in the principal amount of $30 million, is secured against all of our capital equipment and all of the assets, other than inventory, of the optical components business acquired from Nortel Network Corporation, bears interest at the rate of 7% per year, increasing 0.25% per quarter beginning three months after issue until repayment, up to a maximum rate of 10% per year, and is payable in full no later than November 8, 2005. As of July 3, 2004, the note bore interest at a rate of 8.5%. The unsecured note, in the principal amount of $20 million, bears interest at the rate of 4% per year, is convertible at any time at the election of the holder into shares of our common stock and is payable in full no later than November 8, 2007. We are required to repay the notes, in full or in part, at earlier times upon the occurrence of various events, including an equity or equity-linked financing by us. Our business currently does not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness or to fund our other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements. If we cannot fund our liquidity needs through alternative sources of capital such as a financing, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances, selling assets, restructuring or refinancing our debt, or seeking additional equity or debt capital. We may not be able to effect any of those remedies on commercially reasonable terms, or at all. If we incur additional debt above current levels, the risks associated with our leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

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

The future sale of substantial amounts of our common stock could adversely affect the price of our common stock

        In March 2004, Bookham Technology plc issued approximately 7.8 million shares of our common stock in connection with the New Focus merger, which constituted approximately 23.3% of our outstanding shares of common stock as of September 10, 2004. In addition, in connection with Bookham Technology plc's acquisition of the optical components business from Nortel Network Corporation, Bookham Technology plc issued to Nortel Networks Limited, Nortel Networks Optical Components Limited, and Nortel Networks UK Limited an aggregate of 6.1 million shares of our common stock and a warrant to purchase 900,000 shares of our common stock. Nortel Networks Optical Components Limited exercised this warrant in September 2004. As of September 10, 2004, Nortel Networks Limited held approximately 2,378,941 shares of our common stock, Nortel Networks Optical Components Limited held approximately 721,058 shares of our common stock, and Nortel Networks UK Limited held approximately 900,000 shares of our common stock. In addition, Nortel Networks U.K. Limited holds a $20.0 million unsecured convertible note that is convertible into shares of our common stock at the election of Nortel Networks U.K. Limited. Nortel Networks has the right to require us to register for resale the shares of common stock that it holds and that are issuable upon conversion of the unsecured note. Other stockholders or groups of stockholders also hold significant percentages of our shares of common stock. For example, our directors and executive officers collectively beneficially held approximately 10.41% of our outstanding shares of common stock as of September 10, 2004. Sales by stockholders who acquired shares pursuant to the New Focus merger, by Nortel Networks or by other holders of substantial amounts of our shares in the public or private market could adversely affect the market price of our common stock by increasing the supply of shares available for sale compared to the demand in the private and public capital markets to buy our common stock. These sales may also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate to meet our capital needs.

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

	Individual Grants
	Number of Shares of Common Stock Underlying Options Granted					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
			Percent of Total Options Granted to Employees in Fiscal Year
Name				Exercise Price Per Share (1)	Expiration Date
						5%	10%
Giorgio Anania	203,559 150,673	(2)	12.54 9.28%	$24.75 10.70	9/24/13 6/01/14	$2,852,995 1,014,429	$7,527,238 2,570,767
Liam Nagle	70,680 50,000 27,670	(2)	4.35 3.08 1.70	24.75 9.77 10.70	9/24/13 6/16/14 6/01/14	990,619 307,282 186,290	2,613,611 778,718 472,099
Stephen Abely	88,516 40,754	(2)	0.47 0.61	24.75 10.70	9/24/13 6/01/14	1,240,606 274,381	3,273,172 695,337
Stephen Turley	30,813 22,603	(2)	1.89 1.39	24.75 10.70	9/24/13 6/01/14	431,863 152,179	1,139,412 385,652
Michael Scott	7,755 10,000	(2)	5.45 2.51	24.75 10.70	9/24/13 6/01/14	108,689 67,325	286,764 170,616

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

        The address of each of our employees, officers and directors is c/o Bookham, Inc., 2584 Junction Avenue, San Jose, California 95134.

	Amount and Nature of Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Percent of Class
5% Stockholders
Nortel Networks Corporation(1) 8200 Dixie Road Brampton, Ontario L6T 5P6 Canada	5,052,630	14.62
Aviva plc PO Box 89 Surrey Street Norwich, NR13DR, England	1,702,621	5.07
Directors and Executive Officers
Andrew G. Rickman(2)	2,644,250	7.88
David Simpson(3)	75,248	*
Giorgio Anania(4)	401,280	1.18
Liam Nagle(5)	58,414	*
Stephen Abely(6)	89,463	*
Stephen Turley(7)	53,132	*
Michael Scott(8)	18,102	*
Lori Holland(9)	48,666	*
W. Arthur Porter(10)	39,744	*
Robert J. Rickman(11)	119,919	*
Joseph Cook(12)	7,783	*
Peter Bordui(13)	6,150	*
Winston Fu(11)	6,150	*
All executive officers and directors as a group (13 persons)(14)	3,568,301	10.41

*
Represents beneficial ownership of less than 1%.

(1)
Includes 1,052,631 shares issuable upon conversion of an unsecured loan note, held by Nortel Networks Corporation. The address of Nortel Networks Corporation is 8200 Dixie Road, Suite 100, Brampton, Ontario L6T SP6, Canada. The information is based on a Schedule 13D/A filed by Nortel Networks Corporation with the SEC on June 24, 2004.

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
  2.
  Financial Statement Schedules

    Schedule II: Valuation and Qualifying Accounts

  3.
  List of Exhibits

        The Exhibits filed as part of this Transition Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. The documents listed on such Exhibit Index, except as otherwise noted, are being filed as exhibits herewith. We have noted on the Exhibit Index that certain documents have, pursuant to Rule 12b-32 promulgated under the Exchange Act, been incorporated by reference from other documents that we have filed with the SEC. Bookham's file number under the Exchange Act is 000-30684. This Exhibit Index also identifies each management or compensatory plan or arrangement required to be filed as an Exhibit to this report.

  (b)
  Reports on Form 8-K

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKHAM, INC.
October 4, 2004	By:	/s/ GIORGIO ANANIA Giorgio Anania Chief Executive Officer

BOOKHAM, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bookham, Inc.

        We have audited the accompanying consolidated balance sheets of Bookham, Inc. as of July 3, 2004 and December 31, 2003, and 2002 and the related consolidated statements of operations, stockholders' equity, and cash flows for the six month period ended July 3, 2004, and for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        Information on reportable segments is as follows:

	Six months ended
			Year Ended December 31,
	July 3, 2004	June 29, 2003
			2003	2002	2001
	(in thousands)
Net revenues:
Optics	$69,315	$67,762	$146,197	$51,905	$31,566
Research and defense	10,448	—	—	—	—

Consolidated total revenues	$79,763	$67,762	$146,197	$51,905	$31,566

Net loss:
Optics	$(59,321)	$(68,040)	$(125,747)	$(164,938)	$(164,370)
Research and defense	(8,050)	—	—	—	—

Consolidated net loss	$(67,371)	$(68,040)	$(125,747)	$(164,938)	$(164,370)

Depreciation and amortization:
Optics	$11,941	$9,962	$17,709	$17,135	$14,874
Research and defense	1,491	—	—	—	—

Consolidated depreciation and amortization	$13,432	$9,962	$17,709	$17,135	$14,874

Total expenditures for additions to long life assets:
Optics	$7,051	$12,611	$19,406	$17,612	$47,405
Research and defense	56	—	—	—	—

Consolidated total expenditures for additions to long life assets	$7,107	$12,611	$19,406	$17,612	$47,405

        Information regarding the Company's operations by geographic area is as follows:

	Six months ended
			Year Ended December 31,
	July 3, 2004	July 3, 2003
			2003	2002	2001
	(in thousands)
Revenues:
United States	$20,446	$4,168	$13,502	$4,683	$2,884
United Kingdom	4,023	14,810	25,454	31,910	19,165
North America other than United States	35,529	36,446	78,207	11,235	1,574
Europe other than United Kingdom	8,797	5,461	13,230	3,560	539
Asia	10,875	6,479	14,986	479	7,170
Rest of the World	93	398	818	38	234

Consolidated total revenues	$79,763	$67,762	$146,197	$51,905	$31,566

		December 31,
	July 3, 2004
		2003	2002
		(in thousands)
Net assets:
United States	$171,227	$18,711	$539
United Kingdom	266,131	237,085	314,702
North America other than United States	3,624	2,998	26,148
Europe other than United Kingdom	11,400	10,699	10,211
Asia	15,643	5	16

Total net assets	$468,025	$269,498	$351,616

		December 31,
	July 3, 2004
		2003	2002
		(in thousands)
Long-lived assets:
United States	$50,584	$15,128	$101
United Kingdom	163,840	91,352	89,367
North America other than United States	1,354	1,447	11,315
Europe other than United Kingdom	7,389	7,864	8,523
Asia	13,004	2	2

Total long-lived assets	$236,171	$115,793	$109,308

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

        On July 4, 2003, the Company acquired substantially all of the assets and certain liabilities of Cierra. The consideration for the acquisition consisted of 307,148 shares of common stock valued at $3,669,000. In addition, and subject to the satisfactory achievement of specific sales milestones over the next two years, 420,000 additional shares of common stock could be issued to Cierra in 2004 and 2005.

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

18.   Quarterly Summaries (unaudited)

	Three Months Ended
	July 3, 2004	April 4, 2004	Dec. 31, 2003	Sept. 28, 2003	June 29, 2003	Mar 30, 2003	Dec. 31, 2002	Sept. 29, 2002
	(in thousands, except share and per share data)
Quarterly Statement of Operations Data:
Net revenues	$38,797	$40,966	$40,613	$37,822	$33,243	$34,519	$21,486	$11,366
Cost of net revenues	42,655	41,760	36,685	38,408	58,135	42,780	29,826	17,025
Gross profit (loss)	(3,858)	(794)	3,928	(586)	(4,892)	(8,261)	(8,340)	(5,659)
Operating Expenses:
Research and development, net	14,436	12,451	12,199	11,703	12,811	13,658	12,989	10,944
Selling, general and administrative	13,394	16,190	5,205	9,849	5,777	13,018	3,414	5,173
Amortization of intangible assets	5,677	—	3,741	—	4,746	—	5,376	—
IPR&D	224	5,666	245	—	—	—	6,836	—
Restructuring charges	(664)	—	(156)	23,917	2,770	4,861	39,384	12,786
Stock Based Compensation	104	—	—	—	—	—	73	89
Total operating expenses	33,171	34,307	21,234	45,469	26,104	31,537	68,072	28,992
Operating loss	(37,029)	(35,101)	(17,306)	(46,055)	(30,996)	(39,798)	(76,412)	(34,651)
Interest and other income (expense), net	923	3,627	3,273	(1,058)	3,243	(489)	559	1,634
Loss before income taxes	(36,106)	(31,474)	(14,033)	(47,113)	(27,753)	(40,287)	(75,853)	(33,017)
Income tax credit	209	—	3,478	(39)	—	—	—	—
Net loss	(35,897)	(31,474)	(10,555)	(47,152)	(27,753)	(40,287)	(75,853)	(33,017)
Basic and diluted net income (loss) per share	$(1.10)	$(1.38)	$(0.41)	$(2.30)	$(1.35)	$(1.97)	$(4.20)	$(2.25)
Shares used to compute basic net income (loss) per share	30,421,376	23,976,300	21,598,752	20,789,900	20,495,418	20,495,100	17,808,980	14,372,500

Schedule II: Valuation And Qualifying Accounts
Six Months ended July 3, 2004 and
Years ended December 31, 2003, 2002 and 2001

Description	Balance of Beginning of Year	Exchange Rate Movements	Additions Charged to Costs and Expenses	Deductions Write Offs	Balance at End of Year
		(in thousands)
Period Ended July 3, 2004
Allowance for doubtful debts	$396	$9	$548	$(95)	$858
Product Returns	191	4	886	(679)	402
Inventory Provision	16,801	378	(2,115)	1,360	16,424
Year Ended December 31, 2003
Allowance for doubtful debts	322	38	36		396
Product Returns	641	27		(477)	191
Inventory Provision	23,525	1,760	(2,360)	(6,124)	16,801
Year Ended December 31, 2002
Allowance for doubtful debts	651	44	(373)		322
Product Returns	277	53	311		641
Inventory Provision	12,173	2,027	13,028	(3,703)	23,525
Year Ended December 31, 2001
Allowance for doubtful debts	707	(24)	347	(379)	651
Product Returns	309	(10)	—	(22)	277
Inventory Provision	5,448	(132)	8,516	(1,659)	12,173

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1(2)	Restated Certificate of Incorporation of Bookham, Inc. (previously filed as Exhibit 3.1 to Current Report on Form 8-K (file no. 000-30684) dated September 10, 2004, and incorporated herein by reference).
3.2(2)	Amended and Restated Bylaws of Bookham, Inc.
10.1(2)
Agreement and Plan of Merger, dated September 21, 2003, by and among Bookham Technology plc, Budapest Acquisition Corp. and New Focus, Inc. (previously filed as Appendix A to Registration Statement on Form F-4, as amended (file no. 333-109904) dated February 2, 2004, and incorporated herein by reference).
10.2(2)
Acquisition Agreement dated as of October 7, 2002 between Nortel Networks Corporation and Bookham Technology plc (previously filed as Exhibit 1 to Schedule 13D filed by Nortel Networks Corporation on October 17, 2002, and incorporated herein by reference).
10.3*(2)
Letter Agreement dated November 8, 2002 between Nortel Networks Corporation and Bookham Technology plc amending the Acquisition Agreement referred to in Exhibit 4.2 (previously filed as Exhibit 4.2 to Amendment No. 2 to Annual Report on Form 20-F for the year ended December 31, 2002, and incorporated herein by reference).
10.4*(2)
Optical Components Supply Agreement, dated November 8, 2002, by and between Nortel Networks Limited and Bookham Technology plc (previously filed as Exhibit 4.3 to Amendment No. 1 to Annual Report on Form 20-F for the year ended December 31, 2002, and incorporated herein by reference).
10.5(2)
Relationship Deed dated November 8, 2002 between Nortel Networks Corporation and Bookham Technology plc (previously filed as Exhibit 4.4 to Annual Report on Form 20-F for the year ended December 31, 2002, and incorporated herein by reference).
10.6(2)
Registration Rights Agreement dated as of November 8, 2002 among Nortel Networks Corporation, the Nortel Subsidiaries listed on the signature pages and Bookham Technology plc (previously filed as Exhibit 4.5 to Annual Report on Form 20-F for the year ended December 31, 2002, and incorporated herein by reference).
10.7(2)	Series A-1 Senior Unsecured Convertible Note Due 2007.
10.8(2)
Series B Senior Secured Note Due 2005, as amended to change the identity of the Lender (previously filed as Exhibit 4.7 to Annual Report on Form 20-F for the year ended December 31, 2002, and incorporated herein by reference).
10.9(2)
Agreement relating to the Sale and Purchase of the Business of Marconi Optical Components Limited, dated December 17, 2001, among Bookham Technology plc, Marconi Optical Components Limited and Marconi Corporation plc (previously filed as Exhibit 4.1 to Annual Report on Form 20-F for the year ended December 31, 2001, and incorporated herein by reference).
10.10(2)
Supplemental Agreement to the Agreement relating to the Sale and Purchase of the Business of Marconi Optical Components Limited, dated January 31, 2002, among Bookham Technology plc, Marconi Optical Components Limited and Marconi Corporation plc (previously filed as Exhibit 4.2 to Annual Report on Form 20-F for the year ended December 31, 2001, and incorporated herein by reference).

10.11*(2)
Global Procurement Agreement dated February 1, 2001 between Marconi Communications, Inc. and Bookham Technology plc (previously filed as Exhibit 4.3 to Annual Report on Form 20-F for the year ended December 31, 2001, and incorporated herein by reference).
10.12*(2)
Letter Agreement dated January 10, 2003 between Marconi Communications, Inc. and Bookham Technology plc amending the Global Procurement Agreement referred to in Exhibit 4.11 (previously filed as Exhibit 4.11 to Amendment No. 1 to Annual Report on Form 20-F for the year ended December 31, 2002, and incorporated herein by reference).
10.13*(2)
Letter Agreement dated December 17, 2003 between Marconi Communications, Inc. and Bookham Technology plc amending the Global Procurement Agreement referred to in Exhibit 4.11 (previously filed as Exhibit 4.13 to Annual Report on Form 20-F for the year ended December 31, 2003, and incorporated herein by reference).
10.14(1)(2)
Service Agreement dated July 23, 2001, between Bookham Technology plc and Andrew G. Rickman (previously filed as Exhibit 4.4 to Annual Report on Form 20-F for the year ended December 31, 2001, and incorporated herein by reference).
10.15(1)(2)
Service Agreement dated July 23, 2001 between Bookham Technology plc and Giorgio Anania (previously filed as Exhibit 4.5 to Annual Report on Form 20-F for the year ended December 31, 2001, and incorporated herein by reference).
10.16(2)
Lease dated May 21, 1997, between Bookham Technology plc and Landsdown Estates Group Limited, with respect to 90 Milton Park, Abingdon, England (previously filed as Exhibit 10.1 to Registration Statement on Form F-1, as amended (file no. 333-11698) dated April 11, 2000, and incorporated herein by reference).
10.17(1)(2)	Bonus Scheme 2002 (previously filed as Exhibit 4.12 to Annual Report on Form 20-F for the year ended December 31, 2001, and incorporated herein by reference).
10.18(1)(2)	2004 Employee Stock Purchase Plan.
10.19(1)(2)	2004 Stock Incentive Plan, including forms of stock option agreement for incentive and nonstatutory stock options.
10.20(1)(2)	2004 Sharesave Scheme.
10.21(1)(2)
Director's Fee Agreement dated as of August 1, 2002, between Bookham Technology plc and Lori Holland (previously filed as Exhibit 4.23 to Annual Report on Form 20-F for the year ended December 31, 2003, and incorporated herein by reference).
10.22(1)(2)
Chairman's Fee Agreement dated as of January 1, 2004, between Bookham Technology plc and Andrew Rickman (previously filed as Exhibit 4.24 to Annual Report on Form 20-F for the year ended December 31, 2003, and incorporated herein by reference).
10.23(1)(2)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Giorgio Anania.
10.24(1)(2)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Liam Nagle.
10.25(1)(2)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Stephen Abely.
10.26(1)(2)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Stephen Turley.
10.27(1)(2)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Michael Scott.

10.28(1)(2)	Contract of Employment dated November 9, 2002 between Bookham Technology plc and Liam Nagle.
10.29(1)(2)	Principal Statement of Terms and Conditions dated September 13, 2001 between Bookham Technology plc and Stephen Abely, as amended on July 1, 2003.
10.30(1)(2)	Principal Statement of Terms and Conditions dated August 15, 2001 between Bookham Technology plc and Stephen Turley.
10.31(1)(2)	Contract of Employment dated November 9, 2002 between Bookham Technology plc and Michael Scott, as amended on March 16, 2004.
10.32	Lease dated December 23, 1999 by and between Silicon Valley Properties, LLC and New Focus, Inc., with respect to 2580 Junction Avenue, San Jose, California.
21.1(2)	List of Bookham, Inc. subsidiaries.
23.1	Consent of Ernst & Young LLP.
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

*
Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Commission.

(1)
Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(2)
Previously filed.

QuickLinks

TABLE OF CONTENTS
EXPLANATORY NOTE
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