Form 10-Q
period 2004-10-02
BOOKHAM, INC.
filed 2004-11-12
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-30684

BOOKHAM, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1303994
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2584 Junction Avenue San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)

408-919-1500
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 8, 2004, there were 33,516,768 shares of Common Stock outstanding.

BOOKHAM, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated in it by reference contain forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” “will” and “continue” or similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors that May Affect Future Results” in this report and the documents incorporated in it by reference identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BOOKHAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	October 2, 2004	July 3, 2004
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$71,971	$109,682
Short-term investments	6,966	6,985
Accounts receivable (net of allowances of $726 and $1,260 at October 2 and July 3, 2004, respectively)	14,927	13,565
Amounts due from related parties	13,445	15,954
Inventories (net of provision of $12,803 and $16,424 at October 2 and July 3, 2004, respectively)	47,969	48,339
Prepaid expenses and other current assets	13,144	17,887
Assets held for resale	13,824	13,908

Total current assets	182,246	226,320

Long-term restricted cash	4,434	4,434
Intangible assets, net	154,971	163,802
Property and equipment, net	71,834	72,369
Long-term investments	1,007	1,100

Total assets	$414,492	$468,025
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,692	$28,765
Amounts owed to related parties	—	628
Short-term capital lease obligations	30	5,131
Accrued expenses and other liabilities	33,275	38,351
Current portion of loans due	53	53

Total current liabilities	60,050	72,928

Non-current portion of loans due	390	400
Non-current portion of loans due to related party	50,000	50,000
Other long-term liabilities	11,886	14,107

Total liabilities	$122,326	$137,435

Stockholders’ equity:
Common stock:
$0.01 par value; 175,000,000 authorized; 33,516,768 and 32,612,555 issued and outstanding at October 2 and July 3, 2004, respectively.	$335	$1,772
Additional paid-in capital	917,855	916,193
Deferred compensation	(1,197)	(1,354)
Accumulated other comprehensive income	32,490	33,035
Accumulated deficit	(657,317)	(619,056)

Total stockholders’ equity	292,166	330,590
Total liabilities and stockholders’ equity	$414,492	$468,025

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three months ended
	October 2, 2004	September 28, 2003
	(Unaudited)	(Unaudited)

External revenues	$23,653	$10,878
Revenues from related parties	19,911	26,944
Net revenues	43,564	37,822
Cost of net revenues	45,662	38,408
Gross loss	(2,098)	(586)
Operating expenses:
Research and development	12,377	11,703
Selling, general and administrative	17,443	8,566
Amortization of intangible assets	2,626	1,283
Restructuring charges	4,313	23,917
Stock-based compensation	122	—
Total costs and expenses	36,881	45,469

Operating loss	(38,979)	(46,055)
Other income/(expense):
Profit on disposal of property and equipment	511	—
Other income/(expense)	1,256	(119)
Interest income	318	3,149
Interest expense	(1,431)	(3,288)
Gain/(loss) on foreign exchange	80	(800)
Total other income/(expense), net	734	(1,058)

Loss before income taxes	(38,245)	(47,113)
Income tax expense	16	39
Net loss	$(38,261)	$(47,152)

Net loss per share (basic and diluted)	$(1.16)	$(2.27)

Weighted average shares of common stock outstanding	32,867	20,790

Stock-based compensation, as below is excluded from the following categories:
Research and development	$9	$—
Selling, general and administration	113	—
Total	$122	$—

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended
	October 2, 2004	September 28, 2003
	(Unaudited)	(Unaudited)
Cash flows used in operating activities:
Net loss	$(38,261)	$(47,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of long-term investments	134	—
Depreciation, amortization and impairment	7,357	7,857
Stock-based compensation	122	—
Gain on sale of property and equipment	(644)	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	389	(2,375)
Inventories, net	(227)	4,748
Prepaid expenses and other current assets	4,667	1,371
Accounts payable	(2,480)	2,967
Accrued expenses and other liabilities	(6,274)	472
Net cash used in operating activities	(35,217)	(32,112)
Cash flows provided by/(used in) investing activities:
Purchase of property and equipment	(5,243)	(5,996)
Proceeds from sale of property and equipment	644	360
Refund of pre-acquisition expenses	1,520	120
Proceeds from disposal of subsidiaries (net of costs)	5,736	—
Net cash provided by/(used in) investing activities	2,657	(5,516)
Cash flows provided by financing activities:
Proceeds from issuance of common stock	3	95
Proceeds from exercise of common warrant	55	—
Repayment of capital lease obligations	(5,101)	—
Repayment of loans	(9)	—
Net cash (used in)/provided by financing activities	(5,052)	95
Effect of exchange rate on cash	(99)	(2,847)
Net decrease in cash and cash equivalents	(37,711)	(40,380)
Cash and cash equivalents at beginning of period	109,682	117,546
Cash and cash equivalents at end of period	$71,971	$77,166

Supplemental cash flow disclosures
Income taxes paid	$16	$39
Cash paid for interest	$842	$809
Supplemental disclosure of non-cash transactions
Shares issued for acquisitions	$—	$3,669

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Nature of Business

References to “we,” “our,” “us”, “the Company” or “Bookham” mean Bookham, Inc. and its subsidiaries and refers to Bookham’s consolidated business activities since September 10, 2004 and Bookham Technology plc’s consolidated business activities prior to September 10, 2004.

Bookham is a Delaware corporation and was incorporated on June 29, 2004. On September 10, 2004, pursuant to a scheme of arrangement under U.K. law, Bookham became the publicly traded parent company of the Bookham Technology plc group of companies, including Bookham Technology plc, a public limited company incorporated under the laws of England and Wales whose stock was previously traded on the London Stock Exchange and the NASDAQ National Market. Our common stock is traded on the NASDAQ National Market under the symbol “BKHM.” Pursuant to the scheme of arrangement, all outstanding ordinary shares of Bookham Technology plc were exchanged for shares of our common stock on a ten for one basis. Approximately 33.5 million shares of common stock were issued in exchange for ordinary shares of Bookham Technology plc. The transaction was accounted for as a combination of entities under common control in a manner similar to a pooling of interests. All references in these condensed financial statements to the number of shares and per share amounts have been restated to reflect the closing of the scheme of arrangement.

In connection with the scheme of arrangement, Bookham changed its corporate domicile from the United Kingdom to the United States. Bookham assumed Bookham Technology plc’s Securities and Exchange Commission, or SEC, and financial reporting history effective September 10, 2004. As a result, management deems Bookham Technology plc’s consolidated business activities prior to September 10, 2004 to represent Bookham’s consolidated business activities as if Bookham and Bookham Technology plc had historically been the same entity. In contemplation of the scheme of arrangement, Bookham Technology plc changed its fiscal year end from December 31 to the Saturday closest to June 30. Accordingly, our unaudited financial statements for this quarter have been prepared for the three months ended October 2, 2004 and will be prepared annually for fifty-two/fifty-three week cycles going forward. In view of this change, this Form 10-Q includes financial information for the three month period ended October 2, 2004 and compares this result with the three month period ended September 28, 2003 for the statement of operations and cash flows and with the balance sheet as of July 3, 2004.

Note 2.          Basis of Preparation

The accompanying unaudited condensed consolidated financial statements as of October 2, 2004 and for the three months ended October 2, 2004 and September 28, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include the accounts of Bookham, Inc. and all of its subsidiaries. Information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at October 2, 2004 and the consolidated operating results and cash flows for the three months ended October 2, 2004 and September 28, 2003. The consolidated results of operations for the three months ended October 2, 2004 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending July 2, 2005.

The condensed consolidated balance sheet at July 3, 2004 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the six months ended July 3, 2004 included in the Company’s Transition Report on Form 10-K/A for the transition period from January 1, 2004 to July 3, 2004.

Certain comparative amounts have been reclassified to conform to current period presentations.

The Company’s cash flows from operations alone are currently not sufficient to cover its operating expenses and capital expenditure needs. However, the Company believes that it has sufficient cash balances to meet its anticipated working capital and capital expenditure requirements through the first quarter of fiscal 2006. If the Company were unable to obtain further funding over the next twelve months, its ability to continue operations would be significantly adversely affected, and it may be unable to repay the $30 million note issued to Nortel Networks due in November 2005 unless it is renegotiated or extended.

Note 3. Pro Forma Stock-Based Compensation Expense

The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under the intrinsic value method, the Company has only recorded stock-based compensation resulting from options granted at below fair market value.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation data:

	Three months ended
	October 2, 2004	September 28, 2003
	(in thousands except per share data)
Net loss—as reported	$(38,261)	$(47,152)
Add: Stock-based compensation cost, included in the determination of net loss as reported	122	—
Deduct: Total stock-based employee compensation determined under the fair value method for all awards	2,675	2,052
Pro forma net loss	$(40,814)	$(49,204)

Loss per share:
Basic and diluted—as reported	$(1.16)	$(2.27)

Basic and diluted—pro forma	$(1.24)	$(2.37)

On September 22, 2004, options to purchase 1,686,350 shares of common stock of the Company were granted to employees of the Company under the 2004 Stock Incentive Plan.

Note 4. Comprehensive Loss

For the three months ended October 2, 2004 and September 28, 2003, the Company’s comprehensive loss is comprised of its net loss, unrealized gains on the Company’s hedging instruments, foreign currency translation adjustments and unrealized holding losses on restricted cash. The components of comprehensive loss were as follows:

	Three months ended
	October 2, 2004	September 28, 2003
	(in thousands)
Net loss	$(38,261)	$(47,152)
Unrealized gains on the Company’s hedging instruments	(19)	—
Currency translation adjustment	(506)	333
Unrealized holding losses on restricted cash	(20)	—
Total comprehensive loss	$(38,806)	$(46,819)

Note 5. Inventories

Inventories consist of the following:

	October 2, 2004	July 3, 2004
	(in thousands)
Inventories:
Raw materials	$22,352	$30,880
Work in process	17,751	9,004
Finished Goods	7,866	8,455
	$47,969	$48,339

In the quarter ended October 2, 2004, the Company recognized profits of $3.8 million on inventory carried at zero value which was sold during the quarter. This inventory was originally purchased as part of the acquisition of the optical components business of Nortel Networks (NNOC) in November 2002.

Note 6.          Short-term Investments

	October 2, 2004	July 3, 2004
	(in thousands)

Federal Agency Coupons	$6,966	$6,985

Short-term investments are comprised of instruments with original maturity dates greater than three months, which mature within one year of the balance sheet date.

Note 7.          Commitments and Contingencies

Guarantees

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”) effective December 31, 2002. The Company has the following financial guarantees:

•                  In connection with the sale by New Focus, Inc., a subsidiary of the Company acquired in March 2004, of its passive component line to Finisar, Inc. in 2002, New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This indemnification expires in May 2009 and has no maximum liability. In connection with the sale by New Focus of its tunable laser technology to Intel Corporation in 2002, New Focus has indemnified Intel against losses for certain intellectual property claims. This indemnification expires in May 2008 and has a maximum liability of $7.0 million. The Company does not expect to pay out any amounts in respect of this indemnification; therefore no accrual has been made for this indemnification.

•                  In connection with the sale by the Company of its subsidiary JCA Technology, Inc. to Endwave Corporation on July 21, 2004, the Company agreed to indemnify Endwave Corporation against losses arising from breach of any representation or warranty of the Company contained in the purchase agreement and for certain claims arising from non-compliance with environmental laws prior to the closing date. This indemnification expires on July 21, 2005 and has a $2.5 million maximum liability. The Company does not expect to pay out any amounts in respect of this indemnification; therefore no accrual has been made for this indemnification.

•                  The Company indemnifies its directors and certain employees pursuant to indemnification agreements and as permitted by law. Indemnification covers at least negligence and gross negligence on the part of indemnified parties. The Company has not recorded a liability associated with these indemnification agreements as the Company historically has not incurred any costs associated with such indemnifications. Costs associated with such indemnifications may be mitigated by insurance coverage that the Company maintains.

•                  The Company also has indemnification clauses in various contracts that it enters into in the normal course of business, such as indemnification by the Company of customers in respect of liabilities they may incur as a result of purchasing the Company’s products should such products infringe the intellectual property rights of third parties. The Company has not historically paid out any amounts related to such indemnification and does not expect to in the future, therefore no accrual has been made for such indemnification.

Provision for warranties

The Company accrues for the estimated costs to provide warranty services at the time revenue is recognized. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the Company’s warranty costs will increase, resulting in increases to gross loss.

Provision for warranties
(in thousands)

At July 4, 2004	$4,606
Credit for pre existing warranties	(157)
Charge for warranties issued in the period	111
Warranties attaching to disposal of subsidiaries in the period	(324)
Paid during the period	(951)
At October 2, 2004	$3,285

Litigation

On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822, was filed against New Focus, Inc. and several of its officers and directors, or the Individual Defendants, in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp., or the Underwriter Defendants, the underwriters in New Focus’s initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated. On April 19, 2002, plaintiffs filed an Amended Class Action Complaint, described below, naming as defendants the Individual Defendants and the Underwriter Defendants.

On November 7, 2001, a Class Action Complaint was filed against Bookham and others in the United States District Court for the Southern District of New York. On April 19, 2002, the plaintiffs filed an Amended Class Action Complaint. The Amended Complaint names as defendants Bookham, Goldman, Sachs & Co. and FleetBoston Robertson Stephens, Inc., two of the underwriters of Bookham’s initial public offering in April 2000, and Andrew G. Rickman, Stephen J. Cockrell and David Simpson, each of whom was an officer and/or director at the time of the initial public offering.

The Amended Complaints assert claims under certain provisions of the securities laws of the United States. They allege, among other things, that the prospectuses for Bookham’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham, or common stock, in the case of New Focus, from the underwriters. The Amended Complaints seek unspecified damages (or in the alternative rescission for those class members who no longer hold ordinary shares, in the case of Bookham or common stock, in the case of New Focus), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the individual defendants were dismissed, without prejudice, from the action. In July 2002, all defendants filed Motions to Dismiss the Amended Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement which is subject to approval by the court. We believe we and New Focus have meritorious defenses and indemnification rights to the claims made in the Amended Complaint and we therefore believe that such claims will not have a material effect on our financial position.

A stipulation of settlement for the claims against the issuer defendants, including the Company, has been submitted to the Court for preliminary approval. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions, including Court approval.

On February 13, 2002, Howard Yue, the former sole shareholder of Globe Y Technology, Inc., a company acquired by New Focus in February 2001, filed a lawsuit against New Focus and several of its officers and directors in Santa Clara County Superior Court. The lawsuit is captioned Howard Yue v. New Focus, Inc. et al, Case No. CV808031, and asserts claims stemming from New Focus’s acquisition of Globe Y. The plaintiff has amended his complaint several times following the Court’s dismissal of his earlier complaints. Currently, the plaintiff’s fifth amended complaint alleges the following causes of action against New Focus: violation of §25400 and §25500 of the California Corporations Code; violation of §§1709-1710 of the California Civil Code; violation of §25402 of the California Corporations Code; violation of §17200 and §17500 of the California Business & Professions Code; fraud and deceit by concealment; fraud and deceit by active concealment; fraud and deceit based upon non-disclosure of material facts; negligent misrepresentation; and breach of contract and the duty of good faith and fair dealing. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. New Focus recently filed an answer to the plaintiff’s firth amended complaint denying the plaintiff’s allegations and asserting various defenses.

In addition, in October 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages in connection with Mr. Yue’s conduct during the acquisition of Globe Y by New Focus. Discovery is ongoing in both the lawsuit by Mr. Yue and New Focus’s cross-complaint. In February 2004, New Focus filed a corrected amended cross-complaint against Mr. Yue. In May 2004 Mr. Yue filed an answer to New Focus’s corrected amended cross-complaint denying New Focus’s allegations and asserting various defenses. A trial date has been set for March 21, 2005. New Focus intends to conduct a vigorous defense of this lawsuit.

On or about January 30, 2004, a lawsuit was filed in the United States District Court for the Eastern District of

Virginia against Bookham, certain individuals affiliated with Bookham, Goldman Sachs, Goldman Sachs International, Robertson Stephens, Robertson Stephens International, Julius Baer & Company Ltd., Dexia PrivatBank Switzerland, Swiss Partners Investment Network Ltd., or Spin, and certain individuals affiliated with Spin. The complaint is captioned Defries v. Bookham, et al., Case No. 1:04-CV-00054. The suit purports to allege that defendants violated the federal securities laws in connection with Bookham’s initial public offering conducted on or about April 11, 2000, Bookham’s follow-on public offering conducted on or about September 19, 2000, and the trading of Bookham’s shares in the aftermarket from the date of the initial public offering through December 6, 2000. The complaint purports to allege violations of Sections 3(a)(8), 5, 11 and 15 of the Securities Act of 1933, as amended, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Section 203 of the Investment Advisers Act of 1940, as amended. It purports to incorporate allegations made by plaintiffs in the IPO laddering litigation described above. The suit purports to seek damages in the sum of at least $25 million fees and costs. On May 20, 2004, the plaintiff filed a motion seeking to extend the deadline for service of the complaint until September 17, 2004. The court granted plaintiff’s motion on May 21, 2004. The plaintiff never served the complaint and on September 30, 2004, the court dismissed the case without prejudice.

Note 8.          Restructuring

In recent years, the Company has implemented a number of major restructuring plans as a result of the ongoing downturn in the optoelectronics market and to realize cost reduction benefits arising from the integration of acquired companies.

As of October 2, 2004, the Company had two restructuring plans in place. The first restructuring plan comprised several activities prior to and following the Company’s acquisition of New Focus on March 8, 2004 (‘the Acquisition Restructuring Plan’). This plan chiefly comprised the closure of the Ottawa facility and transfer of production into the Company’s Caswell facility, the addition of certain New Focus restructuring liabilities arising on acquisition, as well as other general cost reductions across the combined company. This program is largely complete apart from the timing of certain severance payments and the continuing payments associated with the ongoing leases of non-occupied facilities.

The second plan (‘the 2004 Restructuring Plan’) was announced in May 2004 and has the objective of reducing overheads by 25%.  No significant costs were incurred, or liability recognized, in connection with this plan prior to July 3, 2004. The key program within this plan is the transfer of the majority of the assembly and test operations from the Company’s Paignton, U.K. facility to the Company’s facility in Shenzhen, China to take advantage of the substantially reduced cost base in China. The Shenzhen plant was acquired by the Company as a result of the purchase of New Focus. The 2004 Restructuring Plan also includes the closure of the GaAs fabrication product line as well as other general cutbacks across other company sites and functions.

Included in each plan were costs related to severance pay, the write-down of the carrying value of equipment used by terminated product lines, office closures and the termination of certain office leases. All restructuring charges were incurred within the Company’s Optics segment.

The following table summarizes the activity related to the restructuring liability for the Acquisition Restructuring Plan for the three months ended October 2, 2004:

(in thousands)	Accrued restructuring costs at July 4, 2004	Amounts charged to restructuring costs and other	Amounts reversed	Amounts paid or written off	Accrued restructuring costs at October 2, 2004

Lease cancellations and commitments	$19,127	$—	$(136)	$(236)	$18,755
Termination payments to employees and related costs	1,578	305	(386)	(1,304)	193
Total restructure accrual and other	$20,705	$305	$(522)	$(1,540)	$18,948

Less non-current accrued restructuring charges	$(12,221)				$(7,963)
Accrued restructuring charges included within other accrued liabilities	$8,484				$10,985

The amount reversed under lease cancellations and commitments represents a recovery made against previously anticipated liabilities.

Termination payments were in respect of 20 employees as separation pay.

The following table summarizes the activity related to the 2004 Restructuring Plan for the three months ended October 2, 2004:

(in thousands)	Accrued restructuring costs at July 4, 2004	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at October 2, 2004

Termination payments to employees and related costs	$—	$4,530	$(1,561)	$2,969
Total restructure accrual and other	$—	$4,530	$(1,561)	$2,969
Less non-current accrued restructuring charges				$(2,969)
Accrued restructuring charges included within other accrued liabilities				$—

Termination payments to employees and related costs include one-time termination costs relating to 650 people in the Paignton facility and 50 in the Caswell facility, which are being recognized ratably over the plan duration in accordance with FAS 146.

Note 9. Employee Benefit Plan

Defined benefit pension scheme

Until August 2004, the Company operated a defined benefit pension plan for certain employees of Bookham

(Switzerland) AG which was acquired as a consequence of the acquisition of the optical components business of Nortel Networks. The plan covered four current employees and three retired employees.

In August 2004, the participants in the Bookham (Switzerland) AG pension plan accepted revised terms and conditions under an existing defined contribution plan and agreed to leave this plan, allowing for this plan to be terminated. This plan has now been liquidated and the remaining provision established at acquisition of $1,106,000 was released during the quarter ended October 2, 2004.

Note 10.   Divestiture of JCA Technology, Inc.

On July 21, 2004, the Company sold 100% of its ownership in JCA Technology, Inc., a subsidiary acquired on the acquisition of New Focus, Inc., for $5.9 million in cash. After adjusting for the net costs of the assets sold and the expenses associated with the divestiture, the Company adjusted the purchase price allocation and consequently did not realize any gain or loss from the transaction (see note 12).

Note 11. Segments of an Enterprise and Related Information

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

Segment and geographic information for the three months ended October 2, 2004 and September 28, 2003 is presented below.  Revenues are attributed to countries based on the location of customers.

Information on reportable segments is as follows:

	Three months ended
	October 2, 2004	September 28, 2003
	(in thousands)
Net revenues:
Optics	$37,457	$37,822
Research and defense	6,107	—
Consolidated total revenues	$43,564	$37,822

Net loss:
Optics	$(37,782)	$(47,152)
Research and defense	(479)	—
Consolidated net loss	$(38,261)	$(47,152)

Total Assets:
Optics	$371,476	$468,025
Research & Defense	43,016	—
Consolidated total assets	$414,492	$468,025

Information regarding the Company’s operations by geographic area is as follows:

	Three months ended
	October 2, 2004	September 28, 2003
	(in thousands)
Revenues:
United States	$12,268	$4,077
United Kingdom	1,540	7,739
North America other than United States	19,296	19,337
Rest of Europe	3,950	2,766
Asia	5,912	3,722
Rest of the World	598	181
Consolidated total revenues	$43,564	$37,822

	October 2, 2004	July 3, 2004
	(in thousands)
Identifiable total assets:
United States	$87,144	$171,227
United Kingdom	299,562	266,131
North America other than United States	3,276	3,624
Rest of Europe	10,721	11,400
Asia	13,789	15,643
Consolidated total assets	$414,492	$468,025

	October 2, 2004	July 3, 2004
	(in thousands)
Long-lived assets:
United States	$45,570	$50,584
United Kingdom	160,226	163,840
North America other than United States	1,287	1,354
Rest of Europe	7,243	7,389
Asia	12,479	13,004
Consolidated total long-lived assets	$226,805	$236,171

For the period ended October 2, 2004, JCA Technology, Inc.’s results consolidated in the Research and Defense segment amounted to $77,000 of revenue and a loss of $306,000. JCA was not consolidated in the results of the group for the three months ended September 28, 2003, as it was acquired by the Company after this date. The Company sold JCA Technology, Inc. to Endwave Corporation in July 2004.

Note 12. Significant Business Combinations

On March 8, 2004 the Company acquired New Focus, Inc. (New Focus). The Company established provisional purchase price allocations for New Focus in the quarter ended April 4, 2004. These allocations are provisional as they require quantification of certain liabilities or recognition of assets whose outcome is not certain due to ongoing negotiations. Hence, as the outcome to these uncertainties becomes certain, the Company will amend the purchase price allocation if it is materially different from the estimate.

Amended and provisional values of the net assets acquired were as follows, and the explanations for these changes are given in the note below.

	Original Purchase Price Allocation	Purchase Price Adjustment	Revised Fair Value Allocation October 2, 2004
	(in thousands)
Purchase price
Ordinary stock issued	$197,710	$—	$197,710
Stock option issued	6,286	—	6,286
Transaction and other direct acquisition costs	6,969	475	7,444
	$210,965	$475	$211,440

Allocation of purchase price:
Historical net tangible assets acquired.	$101,665	$6,810	$108,475
Intangible assets acquired:
Supply contracts	625	(19)	606
Customer database	606	(471)	135
Patent portfolio	2,317	—	2,317
Core and current technology	10,563	(3,966)	6,597
In process research and development	5,890	—	5,890
Goodwill	89,299	(1,879)	87,420
	$210,965	$475	$211,440

In connection with the acquisition of New Focus, during the six months ended July 3, 2004, the Company recorded the fair value of the assets of JCA Technology, Inc., a subsidiary of New Focus. This entity was sold on July 21, 2004 for a consideration of $5.9 million. In accordance with SFAS No. 141 “Business Combinations”, an adjustment was made in the financial statements during the three months ended October 2, 2004 to remove the provisional values of the disposed assets and include the actual sales proceeds. This resulted in a reduction in the intangible assets acquired of $5.5 million, and net tangible assets acquired of $0.1 million.

An adjustment was also made in the financial statements during the three months ended October 2, 2004 to amend the provisional values of certain property related items. These adjustments occurred as a result of a reassessment of capital expenditure refunds due from the lessor of certain of the Company’s leased properties, offset by a reappraisal of the expected future sub-let income from vacant properties. This resulted in an increase of net tangible assets acquired on acquisition of New Focus of $0.4 million. In addition the provisional value of certain tax refunds relating to New Focus were reassessed and increased by $0.5 million.

Note 13.   Significant Related Party Transactions

During the three months ended October 2, 2004, the Company entered into transactions in the ordinary course of business with Nortel Networks, a related party. Transactions entered into, and trading balances outstanding with respect to Nortel Networks at October 2, 2004, are as follows:

	Sales to related party	Purchases from related party	Amounts owed from related party	Amounts owed to related party
	(in thousands)
Nortel Networks
October 2, 2004	19,911	512	13,445	—

The Company has outstanding loans in the aggregate principal amount of $50 million due to Nortel Networks which are payable in November 2005 ($30 million) and 2007 ($20 million).                   In September 2004, Nortel Networks exercised its warrants to purchase 900,000 shares of the Company’s common stock. In addition, Nortel Networks exchanged its $20,000,000 unsecured loan note for a $20,000,000 unsecured loan note that may be converted at any time prior to September 10, 2005 into shares of the Company’s common stock at a minimum conversion price of $19 per share.

At October 2 and July 3, 2004, Nortel Networks had an 11.9% and 12.3% interest respectively in the Company (the latter figure including the interest in shares held under warrant, which was subsequently exercised).

As a result of the Company’s acquisition of New Focus, the Company acquired a loan note receivable from a former officer and board member of New Focus, with a fair value of $1,700,000. The loan note arose as follows: On July 12, 2001, New Focus extended to Kenneth E. Westrick two secured full recourse short-term loans in the aggregate of $8,000,000. Mr. Westrick was New Focus’ president and chief executive officer and a member of the New Focus board of directors at the time the agreements for the loans were executed. The principal amount of approximately $2.1 million on the first note, plus the accrued interest on this note, was paid by the scheduled maturity date of June 30, 2002. The second note in the principal amount of approximately $5,900,000 currently bears interest at the per annum rate of 9.99% compounded annually and is secured by a second deed of trust on certain real property held by Mr. Westrick. Mr. Westrick resigned as New Focus’ president and chief executive officer and as a member of the New Focus board of directors effective October 10, 2001. In connection with his resignation, Mr. Westrick and New Focus entered into a separation and release agreement that extended the due date of the $5,900,000 note from June 30, 2002 to June 30, 2004.

Principal and accrued interest on the $5,900,000 note receivable totaled $6,400,000 through the end of the second quarter of 2002. New Focus stopped accruing interest on Mr. Westrick’s note for financial reporting purposes beginning in the third quarter of 2002.

The Company has not forgiven or modified the terms of the note receivable and intends to pursue collection.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report and the documents incorporated in it by reference contain forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” “will” and “continue” or similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors that May Affect Future Results” in this report and the documents incorporated in it by reference identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

Overview

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

Effective September 10, 2004, we changed our corporate domicile from the United Kingdom to the United States and our functional currency from pounds sterling to U.S. dollars. Our consolidated financial statements are stated in U.S. dollars as opposed to pounds sterling, which was the currency we previously used to present our financial statements. The financial data as at September 28, 2003 have been translated from pounds sterling to U.S. dollars using the exchange rate as of the associated period end for the balance sheet and, for the three month period ended September 28, 2003, have been translated using the average rates for the period for the consolidated statements of operations, stockholders’ equity and cash flows. In addition, in connection with the change in domicile, we changed our fiscal year end from December 31 to the Saturday closest to June 30. Our financial statements for this quarter have been prepared for the three months ended October 2, 2004, and will be prepared annually for fifty-two/fifty-three week cycles going forward. Our consolidated financial statements reported in U.S. dollars depict the same trends as would have been presented if we had continued to present financial statements in pounds sterling.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to such policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used, which would have resulted in different financial results.

The critical accounting policies we identified in our Transition Report on Form 10-K/A for the transition period from January 1, 2004 to July 3, 2004 related to revenue recognition and sales returns, accounting for acquisitions and goodwill, impairment of goodwill and intangibles, and accounting for acquired in-process research and development.  It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed in our Transition Report on Form 10-K/A, as filed with the SEC on October 5, 2004.

Results of Operations

Revenues

	Period Ended
$ Millions	October 2, 2004	September 28, 2003	Percentage Change
	(unaudited)	(unaudited)	(unaudited)
Net Revenues	$43.6	$37.8	15%

The increase in revenues principally resulted from revenues generated by New Focus, which we acquired in March 2004, and Onetta, which we acquired in June 2004. The increase in revenues also resulted from sales of new products to customers other than Nortel Networks Limited and Marconi Communications. We expect revenues will increase during the remainder of the fiscal year.

In the three month period ended September 28, 2003, we sold $21.1 million of products and services, representing 56% of our revenues for the period, to Nortel Networks Limited, under a supply agreement which expires in November 2005, compared with $19.9 million, or 46% of our revenues, for the three month period ended October 2, 2004. The minimum commitment period under this supply agreement, pursuant to which Nortel Networks Limited was obligated to purchase from us a minimum of $120 million of products and related services, expired on March 31, 2004. Revenues from the sale of products and services to Marconi Communications represented 14% of our revenues for the three month period ended September 28, 2003. For the three month period ended October 2, 2004, Marconi’s revenues were substantially less than 10% of revenues as a consequence of the expiration of a supply agreement with Marconi Communications in June 2004.

The revenues impact from the expiration of the minimum commitment period with Nortel Networks Limited and the expiration of the supply agreement with Marconi Communications was offset by revenues from other customers, which increased as we expanded our customer base through the sale of new products and services and products we acquired as part of our acquisitions. For example, Huawei, for the second consecutive quarter accounted for over 10% of our revenues. Consequently, we expect revenues from sources other than Nortel Networks Corporation and Marconi Communications will account for a greater percentage of our revenues in upcoming quarters.

We are currently organized and operate in two operating segments: Optics and Research and Defense. The Optics segment designs, develops, manufactures and sells optical solutions for telecommunications and industrial applications. The Research and Defense segment designs, manufactures, markets and sells photonic and microwave solutions.

In the quarter ended October 2, 2004, the Research and Defense Segment contributed $6.1 million in revenues. As this segment principally comprises the former New Focus business, which we acquired in March 2004, there are no such comparable revenues in the quarter ended September 28, 2003. Revenues from the Optics segment were $37.5 million for the three months ended October 2, 2004, and $37.8 million for the three months ended September 28, 2003.

Cost of Sales

	Period Ended
$ Millions	October 2, 2004	September 28, 2003	Percentage Change
	(unaudited)	(unaudited)	(unaudited)
Cost of Sales	$45.7	$38.4	19%

Our cost of sales consists of the costs associated with manufacturing our products and delivering services, and includes the purchase of raw materials, labor and related overhead and the costs associated with under-utilized production facilities and resources. Charges for inventory obsolescence, the cost of product returns and warranty costs are also included in cost of sales. Costs and expenses of manufacturing resources, which relate to the development of new products, are included in research and development.

 Cost of sales increased primarily due to increased revenues. In addition, some duplicate spending occurred with respect to our facility in Shenzhen, China, as we incurred costs in its set up and progression to a fully operational assembly and product testing facility.

Gross Margin

	Period Ended
$ Millions	October 2, 2004	September 28, 2003	Percentage Change
	(unaudited)	(unaudited)	(unaudited)
Gross Margin	$(2.1)	$(0.6)	(258)%
Gross Margin Rate	(5)%	(2)%

Gross margin consists of revenues less cost of sales. The gross margin rate is the resulting gross margin as a percentage of revenues.

The reduction in gross margin and gross margin rate was principally the result of the lower fixed overhead costs which specifically benefited 2003 compared with the comparable period in 2004, and to a lesser degree the costs of starting up the Shenzhen, China facility in 2004.

In the quarter ended October 2, 2004, we recognized profits of $3.8 million on inventory carried at zero value which was sold during the quarter. This inventory was originally purchased as part of the acquisition of the optical components business of NNOC, in November 2002. We expect to sell more of this zero value inventory in the next quarter and potentially in subsequent quarters. While the sale of zero value inventory generates higher variable margins than most of our newer products, we incur costs to complete the manufacturing of these products.

Research and Development Expenses

	Period Ended
$ Millions	October 2, 2004	September 28, 2003	Percentage Change
	(unaudited)	(unaudited)	(unaudited)
R&D Expenses	$12.4	$11.7	6%
% of Net Revenues	28%	31%

Despite an increase in research and development spending attributable to the acquisitions of New Focus and Onetta, research and development costs decreased as a percentage of net revenues. This decrease was mainly due to initiatives launched earlier in the calendar year 2004 to target research and development to more specific customer needs. We anticipate a modest decrease in research and development costs in future quarters as a consequence of these initiatives.

Selling, General and Administrative Expenses

	Period Ended
$ Millions	October 2, 2004	September 28, 2003	Percentage Change
	(unaudited)	(unaudited)	(unaudited)
SG&A Expenses	$17.4	$8.6	104%
% of Net Revenues	40%	23%

The increase in expenditures resulted from one-time costs of $2.4 million arising from our change in domicile effective September 10, 2004 and selling, general and administrative expenses arising from the acquisitions of New Focus and Onetta earlier in the calendar year arising in the three month period ended October 2, 2004. In the three month period ended September 28, 2003 there were one-time credits arising from the final agreement and conclusion of Nortel Networks IS support contracts that had been in place since the purchase of the NNOC business the previous year and favorable foreign exchange gains.

In the future, we expect that selling, general and administrative expenses will decrease from the levels incurred in the three months ended October 2, 2004.

Amortization of Purchased Intangible Assets

	Period Ended
$ Millions	October 2, 2004	September 28, 2003	Percentage Change
	(unaudited)	(unaudited)	(unaudited)
Amortization	$2.6	$1.3	105%

Amortization of purchased intangibles assets increased as a result of the acquisition of New Focus, Onetta, and Ignis subsequent to September 28, 2003.

Restructuring

	Period Ended
$ Millions	October 2, 2004	September 28, 2003
	(unaudited)	(unaudited)
Lease cancellation and commitments	$(0.1)	$10.6
Termination payments to employees and related costs	4.4	13.3
	$4.3	$23.9

As a consequence of the conditions in our target markets, it has been necessary, particularly following  significant acquisitions, to implement substantial restructuring plans.  Prior to 2004, we had a major restructuring program, the main element of which was  the closure of the wafer fab facility in Ottawa, Canada and the transfer of the associated wafer manufacturing to Caswell, U.K., which was completed in August 2003.

In March 2004, we acquired New Focus, which owned an empty facility in Shenzhen, China.  Following the acquisition, we began initial work to fit out this facility to make it fully operational, including  recruiting a small management team and sufficient staff to operate the site.  We announced a restructuring plan (‘the 2004 Restructuring Plan’) to reduce overheads by 25% in May 2004.  The key component of this plan is the transfer of the majority of the assembly and test operations from our Paignton, U.K. facility to our Shenzhen, China facility to benefit from the substantially reduced cost base in China. We anticipate the 2004 Restructuring Plan will take another 9 to 15 months to complete and generate annual savings in excess of approximately $40 million at completion. Total restructuring charges for this program are projected to be in the range of $18 million to $22 million.

In the three month period ended October 2, 2004, we incurred a restructuring charge of $4.3 million, which principally arose from the 2004 Restructuring Plan.

Also as part of the 2004 Restructuring Plan, in September 2004 we announced  our intention to close our head office facility in Milton, U.K and to transfer the corporate office to our site in Caswell, U.K. and the main corporate functions such as group accounting, treasury and tax to our new US headquarters in San Jose, California.  As the period of employee consultation required by U.K. law has only recently ended, restructuring costs, currently estimated at $2.1 million, and consisting mainly of employee and property related costs, will be booked in future quarters.

We incurred costs of $23.9 million in the three months ended September 28, 2003 from the program to close the wafer fab facility in Ottawa, Canada and transfer associated wafer manufacturing to our facility in Caswell, U.K.  The closure of the Ottawa facility was completed in August 2003.  The costs incurred included site closure costs and employee severance costs.

We believe we may embark upon further restructuring programs as required by commercial need and market demand.

Other Income/(Expense) (net)

	Period Ended
$ Millions	October 2 2004	September 28, 2003	Percentage Change
	(unaudited)	(unaudited)	(unaudited)
Other Income/(Expense) (net)	$0.7	$(1.1)	64%

Operating Activities

The three month period ended October 2, 2004 includes a one-time gain of $1.1 million arising from the release of an acquisition provision relating to the closure of the Bookham (Switzerland) AG pension scheme in August 2004.  Other income/(expense) also includes foreign exchange gains and losses which amounted to a gain of  $0.1 million and other net interest payable of $1.1 million in the three month period ended October 2, 2004 and a loss of $0.8 million and other net interest payable of $0.1 million in the three month period ended September 28, 2003.

Liquidity, Capital Resources and Contractual Obligations

Liquidity and Capital Resources

Operating activities

	Period Ended
$ Millions	October 2, 2004	September 28, 2003
	(unaudited)	(unaudited)
Net loss from operations	$(38.3)	$(47.2)
Non-cash accounting charges:
Impairment, depreciation and amortization	7.4	7.9
Stock based compensation and expenses related to warrant issues	0.1	—
Write-off of long-term investments	0.1	—
Gains on sale property and equipment	(0.6)	—
Total non-cash accounting charges	7.0	7.9
(Decrease)/increase in working capital	(3.9)	7.2
Net cash used in operating activities	$(35.2)	$(32.1)

Operating activities

Net cash used in operating activities for the three month period ended October 2, 2004 was $35.2 million, primarily resulting from the loss from operations of $38.3 million, offset by non-cash accounting charges of $7.0 million and a $3.9 million decrease in working capital. The decrease in working capital was the result of a reduction in prepaid expenses and other assets, as cash was received in the period, of $4.7 million, offset by a decrease in accounts payable and accrued expenses amounting to $8.6 million in connection principally with the payment of Onetta acquisition liabilities and a reduction in trade creditors.

Net cash used in operating activities for the three month period ended September 28, 2003 was $32.1 million, primarily from the loss from operations of  $47.2 million, offset by non-cash accounting charges of $7.9 million and an increase in working capital of $7.2 million arising principally from an increase in accounts receivable, accounts payable and accrued expenses offset by a reduction in inventories and prepaid expenses and other current assets.

Investing activities

Return on investments in the three month period ended October 2, 2004 primarily included proceeds from the sale of JCA of $5.7 million net of costs, cash adjustments to the purchase price adjustment of $1.5 million and capital expenditure of $5.2 million principally in connection with  preparing for and  upgrading the Shenzhen, China  facility and purchasing equipment for various new product introductions.  In the three month period ended September 28, 2003, capital expenditure was $6.0 million. The principal spending in 2003 was in connection with upgrading the Caswell, U.K. wafer fab site to a capability required to produce products transferred from Ottawa, Canada.  In the three month period ended September 28, 2003, we sold property and equipment for $0.4 million, compared with $0.6 million in the three month period ended October 2, 2004.

Financing activities

In the three month period ended October 2, 2004, we made payments amounting to $5.1 million in repayment of capital lease obligations acquired with Onetta, Inc.

Acquisitions

We made no acquisitions in the three month period ended October 2, 2004. In the three month period ended September 28, 2003, we acquired Cierra Photonics, Inc.

Sources of Cash

In the past three years, we have funded our operations from several sources including through public offerings in 2000, and acquisitions. As of October 2, 2004, we held $78.9 million in cash and equivalents and short term investments which represents our source of cash that will fund operations for the immediate future. We do not have any bank lending facilities, borrowings or lines of credit, except for the secured and unsecured notes in the principal amount of $50.0 million we issued to Nortel Networks.

Future Cash Requirements

Our cash flows from operations alone are currently not sufficient to cover our operating expenses and capital expenditure needs. However, we believe that we have sufficient cash balances to meet our anticipated working capital and capital expenditure requirements through the first quarter of fiscal 2006.  If we were unable to obtain further funding over the next twelve months, our ability to continue operations would be significantly adversely affected, and we may be unable to repay the $30 million note issued to Nortel Networks due in November 2005 unless it is renegotiated or extended.   Our future funding requirements will depend on numerous factors including:

•                  our ability to implement our 2004 Restructuring Plan;

•                  our ability to increase our revenues;

•                  our ability to raise additional funds;

•                  market conditions within the telecom optical components industry; and

•                  general economic conditions and performance of the NASDAQ National Market.

Future events and opportunities may require us to sell additional equity or debt securities. From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. We continue to consider potential acquisition candidates. Any of these transactions could involve the issuance of a significant number of new equity securities, debt, and/or cash consideration. We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity securities or borrowings. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.

Risk Management—Foreign Currency Risk

We are exposed to fluctuations in foreign currency exchange rates and interest rates. As our business has grown and become increasing multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States, in the future we expect that a substantial portion of our revenues will be denominated in U.S. dollars, while the majority of our expenses will continue to be denominated in pounds sterling. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. We engage in currency hedging transactions in an effort to cover any exposure to such fluctuations, and we may be required to convert currencies to meet our obligations. Under certain circumstances, hedging transactions can have an adverse effect on our financial condition. As of October 2, 2004, we hold four foreign exchange contracts with a total value of $85 million. These contracts expire at various dates from November 2004 to May 2005. In addition, the notes we issued in connection with the acquisition of the optical components business from Nortel Network Corporation are denominated in U.S. dollars.

Contractual Obligations

There have been no material changes to the contractual obligations as at July 3, 2004 disclosed in our Transition Report on Form 10-K/A filed with the SEC on October 5, 2004.

Off-Balance Sheet Arrangements

There have been no material changes to the off-balance sheet arrangements as at July 3, 2004 disclosed in our Transition Report on Form 10-K/A filed with the SEC on October 5, 2004

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

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

We may not realize the expected benefits from moving our corporate domicile from the United Kingdom to the United States

On September 10, 2004 we completed a scheme of arrangement in which we effectively change our corporate domicile from England and Wales to Delaware.  Changing our corporate domicile was complex, time consuming and expensive. In addition, as a company domiciled in the United States, we are subject to additional SEC rules and regulations. In order to realize any benefits from our change in corporate domicile, we will need to achieve the timely, efficient and successful execution of a number of events, including:

•                  retaining existing customers and attracting additional customers;

•                  retaining and hiring additional key personnel;

•                  retaining strategic partners and attracting new strategic partners; and

•                  creating uniform standards, controls, procedures, policies and information systems.

We may not succeed in addressing these risks or achieving any of the benefits we hope to receive from the change in corporate domicile. Any failure to address these risks or to achieve expected benefits could have a material adverse effect on the market price of our common stock.

Our success will depend on the extent to which demand for optical components, modules and subsystems improves

Projections of dramatic growth in demand for bandwidth between 1999 and 2001 led to telecommunications carriers investing large amounts of capital in developing and expanding their optical networks. When the projected growth did not materialize in 2001, telecommunications companies ceased to expand their networks, and large portions of those networks proved superfluous and currently remain unused. As a result, the demand by telecommunications carriers for systems declined dramatically in 2001 and, in turn, the demand for components supplied by us and other vendors to the systems providers also fell sharply. In addition, the lack of demand was exacerbated by excess optical component inventory held by the leading optical systems vendors. This lack of demand persisted in 2002, 2003 and the first three quarters of 2004. We are unable to predict whether and how long the lack of demand will last and, in particular, how long it will take before the excess capacity of existing network systems is fully utilized and demand for additional capacity is generated. Additionally, we are unable to determine what and how much inventory optical systems vendors have left. Continuing unfavorable economic conditions and reduced capital spending of a global nature has also affected demand for our products. We are unable to predict how long the economic slowdown will continue, and whether it will worsen. The continued uncertainties in the global economy make it difficult for us to anticipate revenue levels and therefore to make appropriate estimates and plans relating to management of costs. The uncertain demand for optical components has had, and will continue to have, a material adverse effect on our results of operations, and we are not able to predict when or if our results of operations will improve.

We remain highly dependent on Nortel Networks Limited as a customer over the duration of our supply agreement with Nortel Networks Limited

In November 2002, in connection with our acquisition of the optical amplifier and optical transmitter and receiver business of Nortel Networks Corporation, we entered into a three-year, non-exclusive supply agreement with Nortel Networks Limited, a wholly-owned subsidiary of Nortel Networks Corporation. During the six quarter period between November 8, 2002, and March 31, 2004, referred to as the Minimum Commitment Period, Nortel Networks Limited was obligated to purchase from us a minimum of $120 million of products and related services regardless of market demand, subject to our meeting certain customary performance criteria relating to quality and delivery, among other things. In addition, Nortel Networks Limited is required to purchase a percentage of its optical components requirements from us until November 2005. The optical components businesses acquired from Nortel Networks Corporation were historically dependent on their relationship with Nortel Networks Limited and, as a result, we expect to be highly dependent on sales to Nortel Networks Limited, at least during the term of the supply agreement. In addition, Nortel Networks Limited, including its affiliates, has been one of Bookham’s significant customers during the past three years with respect to sales of other Bookham products. Prior to the acquisition, shipments of products to Nortel Networks Limited by the optical components business from Nortel Network Corporation constituted over 73%, 52%, and 60%, respectively, of the total sales of these businesses in 2000, 2001 and the first half of 2002. In 2003, the six-month period ended July 3, 2004 and the three-month period ended October 2, 2004, the shipments of products to Nortel Networks Limited by the optical components business from Nortel Network Corporation constituted over 59%, 46% and 46% of our total revenues, respectively. As of October 2, 2004, Nortel Networks Limited had purchased approximately $156 million of products under the supply agreement. If Nortel Networks Limited’s financial condition deteriorates because of the continued severe slowdown in the telecommunications industry or due to changes in its own financial position or other circumstances, Nortel Networks Limited may not perform, in full or in part, its obligations under the supply agreement. We may not have a commercially practicable means to recover any shortfall by Nortel Networks Limited of its minimum purchasing commitments. Under certain circumstances, including a bankruptcy proceeding initiated by or against Nortel Networks Corporation and/or Nortel Networks Limited, amounts owed to us by Nortel Networks Limited might not be recoverable and the supply agreement might no longer be enforceable against Nortel Networks Limited.

Although for the year ended December 31, 2003, Nortel Networks Limited reported net earnings from continuing operations of $441 million, Nortel Networks Limited reported a net loss from continuing operations of $2.8 billion and $11.4 billion in its fiscal years ended 2002 and 2001, respectively. In addition, Nortel Networks Corporation, which owns all of Nortel Networks Limited’s common shares, has previously announced workforce reductions and facilities closures and has recently delayed certain regulatory filings, replaced its chief financial officer and the United States Securities and Exchange Commission has announced a formal order of investigation in connection with Nortel Network’s restatement of previous financial results. If Nortel Networks Limited is unable to meet its purchasing obligations under the supply agreement, or ceases to purchase a substantial amount of products now that the Minimum Commitment Period has expired, our results of operations and business prospects will be materially adversely affected.

We may not be able to retain Nortel Networks Limited as a customer after expiration of the supply agreement

Our revenues over the period of the supply agreement with Nortel Networks Limited may not be indicative of future revenues generated from sales to Nortel Networks Limited. Given current market conditions, Nortel Networks Limited may not continue to purchase products in the same quantity as it did prior to the expiration of the Minimum Commitment Period. There can, in any event, be no assurances regarding the levels at which Nortel Networks Limited will in fact continue to purchase products, or whether they will do so at all, in future periods. Our ability to retain Nortel Networks Limited as a customer after the supply agreement has expired will depend on Nortel Networks Limited’s continuing needs for products supplied by us. Our revenues from Nortel Networks Limited were $85.5 million, or 59% of our total revenues, for the year ended December 31, 2003, $36.7 million, or 46% of our total revenues, for the six-month period ended July 3, 2004 and $19.9 million, or 46% of our total revenues, for the three-month period ended October 2, 2004. In order to sustain revenues for the remainder of 2004, we will need either to continue a supply relationship with Nortel Networks Limited at a significant level or to increase materially the level of our sales to other customers. If sales under the supply agreement do not continue at the same level as they did prior to the expiration the Minimum Commitment Period and/or the supply agreement expires, our revenues will be adversely affected.

We and our customers are each dependent upon a limited number of customers

Historically, we have generated most of our revenues from a limited number of customers. For example, in each of the three years ending December 31, 2003, sales to five customers accounted for approximately 83% of our revenues.

In this same period, sales to two of those customers, Nortel Networks Limited and Marconi Communications, respectively, accounted for 41% and 15% of our revenues in 2001, 32% and 38% in 2002, 59% and 13% in 2003, 46% and 9% for the first six months of 2004 and 46% and 1% for the three months ended October 2, 2004. Our dependence on a limited number of customers is due to the fact that the optical systems industry is dominated by a small number of large companies. That market is currently consolidating, thereby reducing the number of potential customers in the industry. This trend may further increase our dependence on a small number of customers. Similarly, our customers depend on a small group of telecommunications carrier customers to purchase their products that incorporate our optical components.

We expect to continue to generate a significant amount of our revenues from the supply agreement with Nortel Networks Limited, which expires in November 2005. The supply agreement provides for Nortel Networks Limited to purchase a percentage of its optical components requirements from us until November 2005. As of October 2, 2004, Nortel Networks Limited had purchased approximately $156 million of products under the supply agreement. If Nortel Networks Limited’s financial condition deteriorates because of the continued severe slowdown in the telecommunications industry or due to changes in its own financial position or other circumstances, Nortel Networks Limited may not perform, in full or in part, its obligations under the supply agreement. We may not have a commercially practicable means to recover any shortfall by Nortel Networks Limited of its minimum purchase commitments. Our supply agreement with Marconi Communications, which provided for Marconi Communications to purchase $48.3 million of products and services from us, expired in June 2004. As a result of the expiration of the agreement, we expect the amount of revenues we receive from Marconi Communications to decline. The loss of one or more of our customers, or any decrease in revenues earned from Nortel Networks Limited or Marconi Communications, could materially adversely affect our revenues and results of operations. In addition, many of our customers, and their telecommunications carrier customers, have been affected by the downturn in the telecommunications industry and are in poor financial condition. The condition of these companies may affect the amount and type of orders they are able to place with us.

We face burdens relating to the new corporate governance and financial reporting standards.

Compliance with new corporate governance and financial reporting standards, such as those of the Sarbanes-Oxley Act of 2002, has in the past and will in the future continue to involve substantial cost and investment of our management’s time.  We are currently evaluating and documenting our internal control systems in order to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.  This process has been extremely time-consuming and has involved substantial effort on the part of management.  We cannot assure you that this evaluation will not result in the identification of significant control deficiencies or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting.  Any failure to comply with the new corporate governance and financial reporting standards could create a negative public perception of our company and could adversely affect our business, operating results and financial condition.

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

We have generated substantial losses to date and will generate substantial losses in the future unless we achieve significant revenue growth

We incurred substantial net losses in 2001, 2002, 2003, the six-month period ended July 3, 2004 and the three-month period ended October 2, 2004.  Historically, we have failed to predict the revenues required to achieve cash flow break-even. For example, in October 2002, we stated that we believed we had reduced the revenues required to achieve cash flow break-even to approximately $75.0 million per quarter and in February and June 2003, we stated that we intended to reduce the quarterly revenues required to achieve cash flow break-even to $73.8 million and to between $49.2 million and $57.4 million, respectively. All of these predictions proved inaccurate. You should not rely on any of our previously announced break-even levels and we believe that given current market uncertainties, it is not currently possible to predict when, or at what level, break-even operations will, if ever, be achieved. We may never generate sufficient revenues to achieve profitability or meet our liabilities as they come due. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. To date, we have been financed largely by our existing cash balances and our operating cash flows. Our existing cash balances and any future revenues may not be sufficient to cover all future losses. Given our existing level of losses, we anticipate that we may in the next twelve months need to raise funding through external sources such as equity financings. If we are unable to obtain external funding, our ability to continue operations will be significantly adversely affected.

Our debt repayment obligations to Nortel Networks UK Limited may affect our ability to operate our business

In connection with our acquisition of the optical components business from Nortel Networks Corporation, we have issued to Nortel Networks UK Limited secured and unsecured interest-bearing notes in the aggregate principal amount of $50 million. The secured note, in the principal amount of $30 million, is secured against all of our capital equipment and all of the assets, other than inventory, of the optical components business acquired from Nortel Networks Corporation, bears interest at the rate of 7% per year, increasing 0.25% per quarter beginning three months after issue until repayment, up to a maximum rate of 10% per year, and is payable in full no later than November 8, 2005. As of October 2, 2004, the note bore interest at a rate of 9%. The unsecured note, in the principal amount of $20 million, bears interest at the rate of 4% per year, is convertible at any time before September 10, 2005 at the election of the holder into shares of our common stock and is payable in full no later than November 8, 2007. We are required to repay the notes, in full or in part, at earlier times upon the occurrence of various events, including an equity or equity-linked financing by us. Our business currently does not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness or to fund our other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements. If we cannot fund our liquidity needs through alternative sources of capital such as a financing, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances, selling assets, restructuring or refinancing our debt, or seeking additional equity or debt capital. We may not be able to effect any of those remedies on commercially reasonable terms, or at all. If we incur additional debt above current levels, the risks associated with our leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

As a result of our global operations, our business is subject to currency fluctuations that may adversely affect our operating results

Due to our multi-national operations in Europe, North America and Asia, our business is subject to fluctuations based upon changes in the exchange rates among the currencies in which we collect revenues and pay expenses. In particular, despite our change in domicile, the majority of our expenses continue to be denominated in pounds sterling, while a substantial portion of our revenues are denominated in U.S. dollars. As a result, our margins and cash flow could be adversely affected. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. In recent periods, the value of the U.S. dollar has declined significantly in comparison with the pound sterling and the euro. The quarter-end exchange has moved from $1.58 in the first quarter of 2003 to $1.83 at October 2, 2004, which represents a 13.7% decline in the strength of the U.S. dollar relative to the pound sterling. Continued weakness of the U.S. dollar versus the pound sterling will make it more difficult for us to achieve improvements in our margins in the short term. We engage in currency hedging transactions in an effort to cover any exposure to such fluctuations, and we may be required to convert currencies to meet our obligations, however, under certain circumstances, hedging transactions can have an adverse effect on our financial condition.

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

Fluctuations in operating results and a long sales cycle could adversely affect our revenues which would affect the market price of our common stock

Our revenues and operating results are likely to fluctuate significantly in the future. The lack of visibility as to future revenue sources from our newly integrated businesses, the timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. To date, our sales cycles have been lengthy. The period between initial contact with a customer to the receipt of a purchase order has frequently been six months to a year or more. In addition, most of our customers perform, and require us to perform, extensive process and product evaluation and testing of components before purchase. This lengthy sales cycle may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation.

Delays or deferrals in purchasing decisions may increase as we develop new or enhanced products for new markets, including data communications, aerospace, industrial and military. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each customer’s delay or deferral activity. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, net income for any quarterly period in which material orders fail to occur, are delayed, or deferred could vary significantly.

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

Our business will be adversely affected if we cannot manage the significant changes in the number of our employees and the size of our operations

We experienced a significant increase in the number of our employees, the scope of our operations and financial systems and the geographic area of our operations in 1999 and 2000. In 2001, however, we experienced a significant reduction in the number of employees and scope of our operations because of declining demand for our products. In addition, a number of our manufacturing facilities were underutilized in light of reduced demand. In 2002, our employee numbers, scope of operations and the geographic area of our operations again significantly expanded through acquisitions, although the increase in our headcount was offset by employee reductions. As a result of the merger with New Focus in March 2004, we acquired approximately 200 employees based at New Focus’s headquarters in San Jose, California. In addition, we acquired approximately 50 employees as a result of the acquisition of Onetta. These significant changes in headcount have placed, and will continue to place, a significant strain on management and other resources. We face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs in different jurisdictions.

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

We generate a significant portion of our revenues internationally and therefore are subject to additional risks associated with the extent of our international operations

Our revenues for the three-month period ended October 2, 2004, the six-month period ended July 3, 2004, and the years ended December 31, 2003, 2002 and 2001 were $12.3 million, $20.5 million, $13.5 million, $4.7 million and $2.9 million, respectively, in the United States and $31.3 million, $59.3 million, $132.7 million, $47.2 million and $28.7 million for the three-month period ended October 2, 2004, the six-month period ended July 3, 2004, and the years ended December 31, 2003, 2002 and 2001, respectively, in countries outside the United States.

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

Delays, disruptions or quality control problems in manufacturing could result in delays in product shipments to customers and could adversely affect our business

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors. As a result, we could incur additional costs that would adversely affect gross margins, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputation. Furthermore, even if we are able to deliver products to our customers on a timely basis, we may be unable to recognize revenues based on our revenue recognition policies. For example, New Focus has experienced disruptions in the manufacture of some of its products due to changes in its manufacturing processes, which resulted in reduced manufacturing yields, delays in product shipment and deferral of revenue recognition. Any manufacturing disruptions in the future, including disruptions as a result of the consolidation of our facilities, could adversely affect our revenues, gross margins and results of operations. In addition, we may experience manufacturing delays and reduced manufacturing yields upon introduction of new products to our manufacturing lines or integration of acquired products. We have in the past experienced lower-than-targeted product yields, which have resulted in delays of customer shipments, lost revenues and reduced gross margins.

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

We could be adversely affected if we are unable to manage our manufacturing capacity to meet fluctuating levels of demand for our products

A significant and steady decline in the demand for optical components beginning in 2001 resulted in marked underutilization of our manufacturing capacity, and, in July 2002, we announced that we were closing our manufacturing facilities in Swindon, U.K. and Maryland, U.S. In 2002, we acquired a manufacturing facility in Caswell, U.K. as part of the acquisition of the optical components business of Marconi Optical Components Limited, and in connection with our acquisition of the optical components business from Nortel Network Corporation, we acquired four more manufacturing facilities located in the United Kingdom, Canada and Switzerland. All of these facilities are underutilized. In 2004, in connection with our acquisition of New Focus, we acquired two additional manufacturing facilities. We have closed our Ottawa, Canada manufacturing facility and have transferred its operations to our Caswell site, and we have closed our Abingdon, U.K. manufacturing facility. In addition, we have announced a restructuring plan which includes moving a majority of our assembly and test operations to our facility in Shenzhen, China. We are in the process of transferring some of our manufacturing activities to the New Focus China facility. Fluctuations in customer demand, combined with the acquisition of these additional manufacturing facilities, present challenges and will require us to evaluate manufacturing capacity and to assess and predict demand appropriately in order to ensure availability and staffing of manufacturing facilities sufficient to meet that demand. Failure to do so on a timely basis could have an adverse effect upon gross margins or have the effect of increasing overall operating expenses.

We may incur significant restructuring charges that will adversely affect our results of operations

In light of our restructuring and cost reduction measures in 2002 and 2003 in response to the depressed demand for optical components and our consolidation activities, we have incurred significant restructuring related charges. Such charges totaled $4.3 million, a $0.6 million credit, $0 and a $0.2 million credit, respectively, for the quarters ended October 2, 2004, July 3, 2004, April 4, 2004 and December 31, 2003. In 2004, we announced a further restructuring plan, which includes moving the majority of our assembly and test operations from our site in Paignton, England to our facility in Shenzhen, China. We anticipate that our 2004 restructuring plan will not be completed until the first quarter of fiscal 2006 and we expect to incur total restructuring charges in the range of $18 million to $22 million relating to this program over this time period. We may incur additional charges in the future. These charges, along with any other charges, have adversely affected, and will continue to adversely affect, our results of operations for the periods in which such charges have been or will be incurred.

We may have difficulty obtaining additional capital because of reduced funding of and lending to companies in the optical components industry

The optical components sector of the telecommunications industry in which we operate has been severely affected by the downturn in the global economy. As a result, companies in this sector have experienced difficulty in raising capital, whether through equity or debt financing. Because the share values of optical component suppliers have declined markedly during the downturn, we may experience difficulty raising additional capital or may have to accept capital financing on less than optimal terms.

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

Our results of operations may suffer if we do not effectively manage our inventory and we may incur inventory-related charges

To achieve commercial success with our product lines, we need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. The ability to accurately forecast customers’ product needs in the current economic environment is very difficult. Some of our products and supplies have in the past, and may in the future, become obsolete while in inventory due to rapidly changing customer specifications or a decrease in customer demand. If we are not able to manage our inventory effectively, we may need to write-down the value of some of our existing inventory or write-off unsaleable or obsolete inventory, which would adversely affect our results of operations. We have from time to time incurred significant inventory-related charges. Any such charges we incur in future periods could significantly adversely affect our results of operations.

Our products are complex, may take longer to develop than originally anticipated and are highly dependent on the needs of our customers’ design and development programs

Many of our new products must be tailored to customer specifications. As a result, we are constantly developing new products and using new technologies in those products. These products often take 12 to 18 months to develop because of their complexity and because customer specifications sometimes change during the development cycle. We fund a significant majority of the design work, but have in the past received small contributions from customers, which we credit against research and development expenditure. In the event that a customer cancelled or modified a design project before we began large-scale manufacture of the product and received revenue from the customer, we would not be able to recover those expenses and our results of operations would be adversely affected. It is difficult to predict with any certainty, particularly in the present economic climate, the frequency with which customers will cancel or modify their projects, or the effect that any cancellation or modification would have on our results of operations. The complex production process for our products requires careful and constant maintenance of fine tolerances that can be disrupted by unknown or unforeseen causes. Our products may also contain defects when first introduced or as new versions are released. We could also incur significant unanticipated costs in attempting to complete the development of new products or to fix defective products. In addition, the need to contain research and development costs may have an adverse effect on our development of new products and enhancement of existing product offerings.

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

We may be faced with product liability claims

Despite quality assurance measures, there remains a risk that defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects and for consequential damages. They could, moreover, impair the market’s acceptance of our products. Both could have a material adverse effect on our business and financial condition. In addition, we may assume product warranty liabilities related to companies we acquire which could have a material adverse effect on our business and financial condition. In order to mitigate the risk of liability for damages, we carry product liability insurance with a $26 million aggregate annual limit and errors and omissions insurance with a $5.0 million annual limit. We cannot assure investors that this insurance could adequately cover our costs arising from defects in our products or otherwise.

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

Our products may infringe the intellectual property rights of others

Companies in the industry in which we operate frequently receive claims of patent infringement or infringement of other intellectual property rights. In this regard, third parties may in the future assert claims against us concerning our existing products or with respect to future products under development. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. If we do infringe a third party’s rights, we may need to negotiate with holders of patents relevant to our business. We have from time to time received notices from third parties alleging infringement of their intellectual property and as a result have entered into license agreements with those third parties with respect to that intellectual property. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. In the course of pursuing any of these means we could incur significant costs and diversion of our resources. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements that require payment of significant royalties that could adversely affect our ability to price our products profitably.

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

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock

We account for our acquisitions, including the acquisition of New Focus, using the purchase method of accounting. In accordance with U.S. GAAP, we allocate the total estimated purchase price to an acquired company’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of announcement of the transaction, and record the excess of the purchase price over those fair values as goodwill. With respect to our acquisition of New Focus, we expensed the portion of the estimated purchase price allocated to in-process research and development in the first quarter of 2004. We will incur an increase in the amount of amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the merger on an annual basis. To the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. In addition, in the past, after the completion of a transaction, we have amended the provisional values of certain inventory we obtained as part of transactions, specifically the Nortel Networks acquisition. This amendment resulted in an increase in the value of our inventory being increased by $20.2 million, current liabilities being increased by approximately $1.3 million and intangible assets being decreased by approximately $9.1 million and property, plant and equipment increased by $9.8 million. We cannot assure you that we will not have to make other similar modifications to our historical financial results in the future. In addition, there can be no assurance that we will not incur restructuring charges as a result of any such transaction, which may have an adverse effect on our earnings.

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

Major litigation regarding Bookham Technology plc’s initial public offering and follow-on offering and any other litigation in which we become involved, including as a result of acquisitions, may substantially increase our costs and harm our business

On November 7, 2001, a Class Action Complaint was filed against Bookham Technology plc and others in the United States District Court for the Southern District of New York. On April 19, 2002, the plaintiffs filed an Amended Class Action Complaint. The Amended Complaint names as defendants Bookham Technology plc, Goldman, Sachs & Co. and FleetBoston Robertson Stephens, Inc., two of the underwriters of Bookham Technology plc’s initial public offering in April 2000, and Andrew G. Rickman, Stephen J. Cockrell and David Simpson, each of whom was an officer and/or director at the time of the initial public offering.

The Amended Complaints assert claims under certain provisions of the securities laws of the United States. They allege, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Complaints seek unspecified damages (or in the alternative rescission for those class members who no longer hold ordinary shares, in the case of Bookham Technology plc or common stock, in the case of New Focus), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the individual defendants were dismissed, without prejudice, from the action. In July 2002, all defendants filed Motions to Dismiss the Amended Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. The parties have negotiated a settlement which is subject to approval by the court. We believe we and New Focus have meritorious defenses and indemnification rights to the claims made in the Amended Complaint and we therefore believe that such claims will not have a material effect on our financial position.

A stipulation of settlement for the claims against the issuer defendants, including Bookham, has been submitted to the Court for preliminary approval. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in all the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. There is no guarantee that the settlement will become effective, as it is subject to a number of conditions, including Court approval.

On February 13, 2002, Howard Yue, the former sole shareholder of Globe Y Technology, Inc., a company acquired by New Focus in February 2001, filed a lawsuit against New Focus and several of its officers and directors in Santa Clara County Superior Court. The lawsuit is captioned Howard Yue v. New Focus, Inc. et al, Case No. CV808031, and asserts claims stemming from New Focus’s acquisition of Globe Y. The plaintiff has amended his complaint several times following the Court’s dismissal of his earlier complaints. Currently, the plaintiff’s fifth amended complaint alleges the following causes of action against New Focus: violation of §25400 and §25500 of the California Corporations Code; violation of §§1709-1710 of the California Civil Code;violation of §25402 of the California Corporations Code; violation of §17200 and §17500 of the California Business & Professions Code; fraud and deceit by concealment; fraud and deceit by active concealment; fraud and deceit based upon non-disclosure of material facts; negligent misrepresentation; and breach of contract and the duty of good faith and fair dealing. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. New Focus recently filed an answer to the plaintiff’s firth amended complaint denying the plaintiff’s allegations and asserting various defenses.

In addition, in October 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages in connection with Mr. Yue’s conduct during the acquisition of Globe Y by New Focus. Discovery is ongoing in both the lawsuit by Mr. Yue and New Focus’s cross-complaint. In February 2004, New Focus filed a corrected amended cross-complaint against Mr. Yue.  In May 2004 Mr. Yue filed an answer to New Focus’s corrected amended cross-complaint denying New Focus’s allegations and asserting various defenses. A trial date has been set for March 21, 2005.  New Focus intends to conduct a vigorous defense of this lawsuit.

Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition. Any litigation to which we are subject may be costly and, further, could require significant involvement of our senior management and may divert management’s attention from our business and operations.

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

A variety of factors could cause the trading price of our common stock to be volatile or decline

The market prices of Bookham Technology plc’s ADSs on the NASDAQ National Market and ordinary shares on the London Stock Exchange were, and the market price of our common stock is likely to continue to be, highly volatile due to causes other than publication of our business results, such as:

•                  announcements by our competitors and customers of their historical results or technological innovations or new products;

•                  developments with respect to patents or proprietary rights;

•                  governmental regulatory action; and

•                  general market conditions.

Since Bookham Technology plc’s initial public offering in April 2000, Bookham Technology plc’s ADSs and ordinary shares and the shares of our customers and competitors experienced substantial price and volume fluctuations, in many cases without any direct relationship to the affected company’s operating performance. An outgrowth of this market volatility is the significant vulnerability of our stock price and the stock prices of our customers and competitors to any actual or perceived fluctuation in the strength of the markets we serve, regardless of the actual or perceived consequence of such fluctuations. As a result, the market prices for these companies are highly volatile. These broad market and industry factors caused the market price of Bookham Technology plc’s ADSs and ordinary shares to fluctuate, and may in the future cause the market price of our common stock to fluctuate, regardless of our actual operating performance or the operating performance of our customers.

The future sale of substantial amounts of our common stock could adversely affect the price of our common stock

In March 2004, Bookham Technology plc issued what amounted to approximately 7.8 million shares of our common stock in connection with the New Focus merger, which constituted approximately 23.3% of our outstanding shares of common stock as of September 10, 2004. In addition, in connection with Bookham Technology plc’s acquisition of the optical components business from Nortel Network Corporation, Bookham Technology plc issued to Nortel Networks Limited, Nortel Networks Optical Components Limited, and Nortel Networks UK Limited what amounted to an aggregate of 6.1 million shares of our common stock and a warrant to purchase 900,000 shares of our common stock. Nortel Networks UK Limited exercised this warrant in September 2004. As of September 10, 2004, Nortel Networks Limited held approximately 2,378,941 shares of our common stock, Nortel Networks Optical Components Limited held approximately 721,058 shares of our common stock, and Nortel Networks UK Limited held approximately 900,000 shares of our common stock. In addition, Nortel Networks UK Limited holds a $20.0 million unsecured convertible note that is convertible into shares of our common stock at the election of Nortel Networks UK Limited. Nortel Networks has the right to require us to register for resale the shares of common stock that it holds and that are issuable upon conversion of the unsecured note. Other stockholders or groups of stockholders also hold significant percentages of our shares of common stock. For example, our directors and executive officers collectively beneficially held approximately 9.96% of our outstanding shares of common stock as of November 8, 2004. Sales by stockholders who acquired shares pursuant to the New Focus merger, by Nortel Networks or by other holders of substantial amounts of our shares in the public or private market could adversely affect the market price of our common stock by increasing the supply of shares available for sale compared to the demand in the private and public capital markets to buy our common stock. These sales may also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate to meet our capital needs.

Recently enacted and proposed regulatory changes may cause us to incur increased costs

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur additional selling, general and administrative expenses as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent auditors to attest to, our internal controls. The compliance of these new rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to normal business operations. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest rates

We finance our operations through a mixture of stockholders’ funds, loan notes, finance leases and working capital. Throughout the period, our only exposure to interest rate fluctuations was on our cash deposits and dollar denominated loan notes.

We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts.

Foreign currency

Due to our multinational operations, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue and pays expenses. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we may from time to time have to exchange currency to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular, changes in the value of the pound sterling to the U.S. dollar. In an effort to cover any exposure to those fluctuations, in the past we have engaged in currency hedging transactions. A 10% fluctuation in the dollar at July 3, 2004 would have led to a profit of $7.1 million (dollar weakening), or loss of $7.5 million (dollar strengthening) on our outstanding trades. At December 31, 2003, a similar fluctuation would have impacted the outstanding trades by a profit of $0.8 million (dollar weakening) and loss of $0.2 million (dollar strengthening).  There have been no material changes to our exposure to market risk from that which was disclosed in our Transition Report on Form 10-K/A for the transition period from January 1, 2004 to July 3, 2004.

Item 4.   Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 2, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of October 2, 2004, our disclosure controls and procedures were designed to ensure that material information relating to Bookham, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, but were not effective in light of the material weakness described below.

On September 10, 2004, we reincorporated as a Delaware corporation.  Historically, as described elsewhere in this report, we reported on the basis of U.K. GAAP, with a reconciliation to U.S. GAAP.  As a consequence of our reincorporation, we now report solely on the basis of U.S. GAAP, and have relocated certain financial and administrative functions to our California offices.  In addition, our consolidated financial statements are now stated in U.S. dollars as opposed to pounds sterling, which was the currency we previously used to present our financial statements.

As part of their review of our condensed consolidated financial statements included in this quarterly report on Form 10-Q, Ernst & Young LLP, our independent auditors, informed us and our audit committee that we had incorrectly included certain foreign currency translation adjustments in our statement of operations for the three month period ended October 2, 2004 rather than reflecting such adjustments as cumulative translation adjustments within shareholders' equity on our balance sheet for that period in accordance with FAS 52, Foreign Currency Translation. As a result, our net loss for the three month period ended October 2, 2004 was $38.3 million, rather than $37.1 million as previously reported in our earnings press release issued on October 26, 2004. Ernst & Young advised us that this condition is a material weakness in our internal control over financial reporting. We have reviewed the appropriate application of FAS 52 with Ernst & Young and are in the process of implementing procedures designed to assure its proper allocation in the future.

Our management is also currently undertaking a comprehensive effort to prepare for the assessments required by Section 404 of Sarbanes Oxley that will take effect for our fiscal year ending July 2, 2005 and have also evaluated the financial statement close process necessary for the preparation of our 10-K in light of our conversion to U.S. GAAP and the requirements of Section 404. In view of our reincorporation, we have taken certain steps to enhance our ability to present our financial results under U.S. GAAP on a timely basis, including hiring a U.S. controller with experience in U.S. GAAP and U.S. public reporting requirements, continued education of our entire accounting staff in U.S. GAAP and investment personnel and infrastructure to facilitate the closing of interim financial results under U.S. GAAP. In addition, we have concluded that certain processes and controls need to be improved, including more timely and complete documentation of judgments made during the financial statement close process and improvements to IT access and security controls. These initiatives were commenced during the quarter ended October 2, 2004, and will continue into subsequent fiscal quarters.

Except as noted above, there was no change in our internal control over financial reporting during the fiscal quarter ended October 2, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We are not presently a party to any legal proceedings, the adverse outcome of which, in management’s opinion, would have a material adverse effect on our results of operations or financial position.

On February 13, 2002, Howard Yue, the former sole shareholder of Globe Y Technology, Inc., a company acquired by New Focus in February 2001, filed a lawsuit against New Focus and several of its officers and directors in Santa Clara County Superior Court. The lawsuit is captioned Howard Yue v. New Focus, Inc. et al, Case No. CV808031, and asserts claims stemming from New Focus’s acquisition of Globe Y. The plaintiff has amended his complaint several times following the Court’s dismissal of his earlier complaints. Currently, the plaintiff’s fifth amended complaint alleges the following causes of action against New Focus: violation of §25400 and §25500 of the California Corporations Code; violation of § 25402 of the California Corporations Code; violation of §§1709-1710 of the California Civil Code; violation of §17200 and §17500 of the California Business & Professions Code; fraud and deceit by concealment; fraud and deceit by active concealment; fraud and deceit based upon non-disclosure of material facts; negligent misrepresentation; and breach of contract and the duty of good faith and fair dealing. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief.  New Focus recently filed an answer to plaintiff’s fifth amended complaint denying plaintiff’s allegations and asserting various defenses.

In addition, in October 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages in connection with Mr. Yue’s conduct during the acquisition of Globe Y by New Focus. In February 2004, New Focus filed a corrected amended cross-complain against Mr. Yue.  In May 2004, Mr. Yue filed an answer to New Focus’s corrected amended cross-complaint denying New Focus’s allegations and asserting various defenses.   A trial date has been set for March 21, 2005.  New Focus intends to conduct a vigorous defense of this lawsuit.

On or about January 30, 2004, a lawsuit was filed in the United States District Court for the Eastern District of Virginia against Bookham Technology plc, certain individuals affiliated with Bookham Technology plc, Goldman Sachs, Goldman Sachs International, Robertson Stephens, Robertson Stephens International, Julius Baer & Company Ltd., Dexia PrivatBank Switzerland, Swiss Partners Investment Network Ltd., or Spin, and certain individuals affiliated with Spin. The complaint is captioned Defries v. Bookham Technology PLC, et al., Case No. 1:04-CV-00054. The suit purports to allege that defendants violated the federal securities laws in connection with Bookham Technology plc’s initial public offering conducted on or about April 11, 2000, Bookham Technology plc’s follow-on public offering conducted on or about September 19, 2000, and the trading of Bookham Technology plc’s shares in the aftermarket from the date of the initial public offering through December 6, 2000. The complaint purports to allege violations of Sections 3(a)(8), 5, 11 and 15 of the Securities Act of 1933, as amended, Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Section 203 of the Investment Advisers Act of 1940, as amended. It purports to incorporate allegations made by plaintiffs in the IPO laddering litigation described above. The suit purports to seek damages in the sum of at least $25 million, fees and costs. On May 20, 2004, the plaintiff filed a motion seeking to extend the deadline for service of the complaint until September 17, 2004. The court granted plaintiff’s motion on May 21, 2004. The plaintiff never served the complaint and on September 30, 2004, the court dismissed the case without prejudice.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

This information was previously reported in our Transition Report on Form 10-K/A for the transition period from January 1, 2004 to July 3, 2004.

Item 4.  Submission of Matters to a Vote of Security Holders

This information was previously reported in our Transition Report on Form 10-K/A for the transition period from January 1, 2004 to July 3, 2004.

Item 6. Exhibits

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKHAM, INC.

	By:	/s/ GIORGIO ANANIA
Giorgio Anania
NOVEMBER 12, 2004		Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1	2004 Stock Incentive Plan, including forms of stock option agreement for incentive and nonstatutory stock options.
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.