Form 10-Q
period 2005-01-01
BOOKHAM, INC.
filed 2005-02-10
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 1, 2005, there were 33,555,578 shares of Common Stock outstanding.

BOOKHAM, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated in it by reference contain forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” “will” and “continue” or similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors that May Affect Future Results” in this report identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BOOKHAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 1, 2005	July 3, 2004
	(Unaudited)	(Note 2)
Assets
Current assets:
Cash and cash equivalents	$62,505	$109,682
Restricted cash	3,154	—
Short-term investments	6,961	6,985
Accounts receivable (net of allowances of $714 and $1,260 at January 1, 2005 and July 3, 2004, respectively)	16,724	13,565
Amounts due from related parties	11,628	15,954
Inventories (net of provision of $11,164 and $16,424 at January 1, 2005 and July 3, 2004, respectively)	49,320	48,339
Prepaid expenses and other current assets	15,847	17,887
Assets held for resale	14,719	13,908
Total current assets	180,858	226,320

Long-term restricted cash	5,200	4,434
Intangible assets, net	154,215	163,802
Property and equipment, net	73,586	72,369
Long-term investments	—	1,100
Total assets	$413,859	$468,025
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,038	$28,765
Amounts owed to related parties	643	628
Short-term capital lease obligations	8	5,131
Accrued expenses and other liabilities	40,045	38,351
Current portion of loans due	59	53
Total current liabilities	69,793	72,928

Non-current portion of loans due	415	400
Non-current portion of loans due to related party	45,861	50,000
7% Convertible Note	18,245	—
Other long-term liabilities	10,244	14,107
Total liabilities	144,558	137,435
Stockholders’ equity:
Common stock:
$0.01 par value; 175,000,000 shares authorized; 33,555,578 and 32,612,555 shares issued and outstanding at January 1, 2005 and July 3, 2004, respectively.	336	1,772
Additional paid-in capital	925,419	916,193
Deferred compensation	(1,067)	(1,354)
Accumulated other comprehensive income	43,039	33,035
Accumulated deficit	(698,426)	(619,056)
Total stockholders’ equity	269,301	330,590
Total liabilities and stockholders’ equity	$413,859	$468,025

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	January 1, 2005	December 31, 2003	January 1, 2005	December 31, 2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

External revenues	$25,678	$13,233	$49,331	$24,111
Revenues from related parties	20,073	27,380	39,984	54,324
Net revenues	45,751	40,613	89,315	78,435
Cost of net revenues	49,298	36,685	94,960	75,093
Gross profit/(loss)	(3,547)	3,928	(5,645)	3,342

Operating expenses:
Research and development	12,046	12,199	24,423	23,902
Selling, general and administrative	14,195	6,488	31,638	15,054
Amortization of intangible assets	2,837	2,458	5,463	3,741
In-process research & development	—	245	—	245
Restructuring charges	7,938	(156)	12,251	23,761
Stock-based compensation	121	—	243	—
Total costs and expenses	37,137	21,234	74,018	66,703

Operating loss	(40,684)	(17,306)	(79,663)	(63,361)
Other income/(expense):
Profit on disposal of property and equipment	5	3,060	650	3,060
Other income/(expense)	134	(34)	1,256	(153)
Interest income	2,179	6,500	2,497	7,136
Interest expense	(1,008)	(794)	(2,439)	(1,569)
Loss on foreign exchange	(1,734)	(5,459)	(1,654)	(6,259)
Total other income (expense), net	(424)	3,273	310	2,215

Loss before income taxes	(41,108)	(14,033)	(79,353)	(61,146)
Income tax (expense)/credit	(1)	3,478	(17)	3,439

Net loss	$(41,109)	$(10,555)	$(79,370)	$(57,707)

Net loss per share (basic and diluted)	$(1.23)	$(0.49)	$(2.39)	$(2.72)
Weighted average shares of common stock outstanding	33,535	21,571	33,205	21,180
Stock-based compensation, as below is excluded from the following categories:
Cost of net revenues	$18	$—	$18	$—
Research and development	25	—	34	—
Selling, general and administration	78	—	191	—
Total	$121	$—	$243	$—

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months ended January 1, 2005	Six Months ended December 31, 2003
	(Unaudited)	(Unaudited)
Cash flows used in operating activities:
Net loss	$(79,370)	$(57,707)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	—	245
Tax credit recognized for research and development activities	—	(3,719)
Depreciation, amortization and impairment	15,297	11,016
Stock-based compensation	243	—
Gain on sale of property and equipment	(650)	(3,060)
Foreign exchange movements on loan notes	(1,828)	(5,768)
Non-cash interest expense for discounted 7% loan debenture	67	—
Accounts receivable, net	1,852	(725)
Inventories, net	1,069	8,212
Prepaid expenses and other current assets	5,043	191
Accounts payable	(1,553)	(778)
Accrued expenses and other liabilities	(2,637)	(2,572)
Net cash used in operating activities	(62,467)	(54,665)
Cash flows used in investing activities:
Proceeds from settlement of Westrick loan note	1,200	—
Conversions to restricted cash	(399)	—
Purchase of property and equipment	(8,540)	(6,770)
Proceeds from sale of property and equipment	1,126	7,105
Acquisitions, net of cash acquired	—	65
Refund of pre-acquisition expenses	1,520	—
Proceeds from disposal of subsidiaries (net of costs)	5,736	—
Net cash provided by investing activities	643	400
Cash flows provided by financing activities:
Proceeds from issuance of common stock	3	1,359
Proceeds from exercise of common stock warrant	55	—
Proceeds from issue of 7% debenture (net of costs)	21,497	—
Repayment of capital lease obligations	(5,124)	(227)
Repayment of loans	(4,162)	(49)
Net cash provided by financing activities	12,269	1,083
Effect of exchange rate on cash	2,378	4,976
Net decrease in cash and cash equivalents	(47,177)	(48,206)
Cash and cash equivalents at the beginning of the period	109,682	117,546

Cash and cash equivalents at the end of the period	$62,505	$69,340

Supplemental cash flow disclosures
Income taxes paid	17	280
Cash paid for interest	1,753	1,614
Supplemental disclosure of non-cash transactions
Shares issued for acquisitions	252	21,417
Fair value of warrants issued	5,354	—

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

Bookham is a Delaware corporation and was incorporated on June 29, 2004. On September 10, 2004, pursuant to a scheme of arrangement under U.K. law, Bookham became the publicly traded parent company of the Bookham Technology plc group of companies, including Bookham Technology plc, a public limited company incorporated under the laws of England and Wales whose stock was previously traded on the London Stock Exchange and the NASDAQ National Market. Our common stock is traded on the NASDAQ National Market under the symbol “BKHM.” Pursuant to the scheme of arrangement, all outstanding ordinary shares of Bookham Technology plc were exchanged for shares of our common stock on a ten-for-one basis. Approximately 33.5 million shares of common stock were issued in exchange for ordinary shares of Bookham Technology plc. The transaction was accounted for as a combination of entities under common control in a manner similar to a pooling of interests. All references in these condensed financial statements to the number of shares and per share amounts have been restated to reflect the closing of the scheme of arrangement.

In connection with the scheme of arrangement, Bookham changed its corporate domicile from the United Kingdom to Delaware. Bookham assumed Bookham Technology plc’s Securities and Exchange Commission, or SEC, and financial reporting history effective September 10, 2004. As a result, management deems Bookham Technology plc’s consolidated business activities prior to September 10, 2004 to represent Bookham’s consolidated business activities as if Bookham and Bookham Technology plc had historically been the same entity. In contemplation of the scheme of arrangement, Bookham Technology plc changed its fiscal year end from December 31 to the Saturday closest to June 30. Accordingly, our unaudited financial statements for this quarter have been prepared for the three months ended January 1, 2005 and will be prepared annually for fifty-two/fifty-three week cycles going forward. In view of this change, this Form 10-Q includes financial information for the three and six month period ended January 1, 2005 and compares this result with the three and six month period ended December 31, 2003 for the statement of operations, and six months ended July 3, 2004 for the statement of cash flows and the balance sheet.

Note 2.   Basis of Preparation

The accompanying unaudited condensed consolidated financial statements as of January 1, 2005 and for the three and six months ended January 1, 2005 and December 31, 2003 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and include the accounts of Bookham, Inc. and all of its subsidiaries. Information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at January 1, 2005 and the consolidated operating results for the three and six months ended January 1, 2005 and December 31, 2003, and cash flows for six months ended January 1, 2005 and December 31, 2003. The consolidated results of operations for the three and six months ended January 1, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending July 2, 2005.

The condensed consolidated balance sheet at July 3, 2004 has been derived from the audited condensed consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

The Company’s cash flows from operations alone may not be sufficient to cover its operating expenses and capital expenditure needs. However, the Company believes that it has sufficient cash balances to meet its anticipated working capital and capital expenditure requirements through the first quarter of fiscal 2006.  If the Company were unable to obtain further funding over the next twelve months, its ability to continue operations would be significantly adversely affected. To the extent the Company’s cash balances drop below $25 million, Nortel Networks and any designated alternative supplier will have rights to the Company’s assembly, test and packaging software for certain designated products.

The consolidated balance sheets of the Company as of July 3, 2004 and the related consolidated statements of operations for the three and six months ended December 31, 2003 and cash flows for the six months ended December 31, 2003 contained in this Quarterly Report on Form 10-Q have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) and have been translated from pounds sterling into U. S. Dollars using the exchange rates set forth below. Translation differences are recorded in other comprehensive income.

	Income Statement	Balance Sheet
Six months ended December 31, 2003	1.65	1.78
Three months ended December 31, 2003	1.69	1.78
Six months ended July 3, 2004	1.82	1.82

Note 3. Pro Forma Stock-Based Compensation Expense

The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards “SFAS” No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under the intrinsic value method, the Company has only recorded stock-based compensation resulting from options granted at below fair market value.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation data:

	Three months ended		Six months ended
	January 1, 2005	December 31, 2003	January 1, 2005	December 31, 2003
	(in thousands except per share data)		(in thousands except per share data)

Net loss as reported	$(41,109)	$(10,555)	$(79,370)	$(57,707)
Add: Stock-based compensation cost, included in the determination of net loss as reported	121	—	243	—
Deduct: Total stock-based employee compensation determined under the fair value method for all awards	2,311	4,337	4,986	6,555

Pro forma net loss	$(43,299)	$(14,892)	$(84,113)	$(64,262)

Loss per share:
Basic and diluted as reported	$(1.23)	$(0.49)	$(2.39)	$(2.72)

Basic and diluted pro forma	$(1.29)	$(0.69)	$(2.53)	$(3.03)

On September 22, 2004, options to purchase 1,730,950 shares of common stock of the Company were granted to employees under the Company’s 2004 Stock Incentive Plan at an exercise price of $6.73 per share.  Fifty percent (50%) of the options have a performance based vesting schedule as follows:  the options will vest (i) as to fifty percent (50%) of the original number of shares upon the Company achieving cash flow break-even (as defined as the point at which the Company generates earnings before interest, taxes, depreciation and amortization (excluding one-time items) that are greater than zero in any fiscal quarter prior to the termination of the option) and (ii) as to fifty percent (50%) of the original number of shares upon the Company achieving profitability (as defined as the point at which the Company generates a profit before interest and taxes (excluding one-time items) that is greater than zero in any fiscal quarter prior to the termination of the option).  In the event that either or both of the above-listed portions do not vest in full on or prior to September 22, 2009, such portion of the option shall become immediately vested.  Fifty percent (50%) of the options have a time based vesting schedule as follows:  the options will vest (i) as to twenty-five percent (25%) of the original number of shares on the first anniversary of the grant date and (ii) as to an additional 2.083% of the original number of shares at the end of each successive month period following the first anniversary of the grant date until the fourth anniversary of the grant date.

On October 29, 2004, options to purchase 50,308 shares of common stock of the Company were granted to employees under the Company’s 2004 Stock Incentive Plan at an exercise price of $4.99 per share.  The options have a time based vesting schedule as follows:  the options will vest (i) as to twenty-five percent (25%) of the original number of shares on the first anniversary of the grant date and (ii) as to an additional 2.083% of the original number of shares at the end of each successive month period following the first anniversary of the grant date until the fourth anniversary of the grant date.

Note 4. Comprehensive Loss

For the three and six months ended January 1, 2005 and December 31, 2003, the Company’s comprehensive loss is comprised of its net loss, unrealized gains on the Company’s hedging instruments, foreign currency translation adjustments and unrealized holding losses on short-term investments. The components of comprehensive loss were as follows:

	Three months ended		Six months ended
	January 1, 2005	December 31, 2003	January 1, 2005	December 31, 2003
	(in thousands)		(in thousands)
Net loss	$(41,109)	$(10,555)	$(79,370)	$(57,707)
Unrealized gains on the Company’s hedging Instruments	2,118	282	2,099	282
Currency translation adjustment	8,437	411	7,931	744
Unrealized holding losses on short-term investments	(4)	—	(24)	—
Total comprehensive loss	$(30,558)	$(9,862)	$(69,364)	$(56,681)

Note 5. Inventories

Inventories consist of the following:

	January 1, 2005	July 3, 2004
	(in thousands)
Inventories:
Raw materials	$13,608	$30,880
Work in process	21,466	9,004
Finished Goods	14,246	8,455
	$49,320	$48,339

In the quarter ended January 1, 2005, the Company recognized profits of $3.4 million on inventory carried at zero value which was sold during the quarter. This inventory was originally purchased as part of the acquisition of the optical components business of Nortel Networks (NNOC) in November 2002.

Note 6.          Short-term Investments

	January 1, 2005	July 3, 2004
	(in thousands)

Federal Agency Coupons	$6,961	$6,985

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

•                                          In connection with the sale by the Company of its subsidiary JCA Technology, Inc. (JCA) to Endwave Corporation on July 21, 2004, the Company agreed to indemnify Endwave Corporation against losses arising from breach of any representation or warranty of the Company contained in the purchase agreement and for certain claims arising from non-compliance with environmental laws that occurred prior to the closing date. This indemnification expires on July 21, 2005 and has a $2.5 million maximum liability. The Company does not expect to pay out any amounts in respect of this indemnification, therefore no accrual has been made for this indemnification.

•                                          The Company also has indemnification clauses in various contracts that it enters into in the normal course of business, such as indemnification by the Company of customers in respect of liabilities they may incur in the event the Company’s products infringe the intellectual property rights of third parties. The Company has not historically paid out any amounts related to such indemnification and does not expect to in the future, therefore no accrual has been made for such indemnification.

Provision for warranties

(in thousands)	Three Months Ended	Six Months Ended
	January 1, 2005
Beginning Balance	$3,285	$4,606
Credit for pre existing warranties	(111)	(268)
Charge for warranties issued in the period	602	713
Warranties attaching to disposal of subsidiaries in the period	—	(324)
Transfers from other accruals	155	155
Paid during the period	(377)	(1,328)

Closing balance	$3,554	$3,554

The Company accrues for the estimated costs to provide warranty services at the time revenue is recognized. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the Company’s warranty costs will increase, resulting in increases in cost of net revenues.

Litigation

On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822,

was filed against New Focus, Inc. and several of its officers and directors, or the Individual Defendants, in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp., or the Underwriter Defendants, the underwriters in New Focus’s initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated. On April 19, 2002, plaintiffs filed an Amended Class Action Complaint, described below, the Amended Complaint, naming as defendants the Individual Defendants and the Underwriter Defendants.

On November 7, 2001, a Class Action Complaint was filed against Bookham Technology plc and others in the United States District Court for the Southern District of New York. On April 19, 2002, the plaintiffs filed the Amended Complaint. The Amended Complaint names as defendants Bookham Technology plc, Goldman, Sachs & Co. and FleetBoston Robertson Stephens, Inc., two of the underwriters of Bookham Technology plc’s initial public offering in April 2000, and Andrew G. Rickman, Stephen J. Cockrell and David Simpson, each of whom was an officer and/or director at the time of the initial public offering.

The Amended Complaints assert claims under certain provisions of the securities laws of the United States. They allege, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Complaint seek unspecified damages (or in the alternative rescission for those class members who no longer hold ordinary shares, in the case of Bookham Technology plc or common stock, in the case of New Focus), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the individual defendants were dismissed, without prejudice, from the action. In July 2002, all defendants filed Motions to Dismiss the Amended Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all Issuer Defendants and their insurers. The parties have negotiated a settlement which is subject to approval by the court. We believe that both Bookham and New Focus have meritorious defenses and indemnification rights to the claims made in the Amended Complaint and we therefore believe that such claims will not have a material effect on our financial position.

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

On February 13, 2002, Howard Yue, the former sole shareholder of Globe Y Technology, Inc., a company acquired by New Focus in February 2001, filed a lawsuit against New Focus and several of its officers and directors in Santa Clara County Superior Court. The lawsuit is captioned Howard Yue v. New Focus, Inc. et al, Case No. CV808031, and asserts claims stemming from New Focus’s acquisition of Globe Y. Technology, Inc. The plaintiff has amended his complaint several times following the Court’s dismissal of his earlier complaints. Currently, the plaintiff’s fifth amended complaint alleges the following causes of action against New Focus: violation of §25400 and §25500 of the California Corporations Code; violation of §§1709-1710 of the California Civil Code; violation of §25402 of the California Corporations Code; violation of §17200 and §17500 of the California Business & Professions Code; fraud and deceit by concealment; fraud and deceit by active concealment; fraud and deceit based upon non-disclosure of material facts; negligent misrepresentation; and breach of contract and the duty of good faith and fair dealing. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. New Focus recently filed an answer to the plaintiff’s fifth amended complaint denying the plaintiff’s allegations and asserting various defenses.

In addition, in October 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages in connection with Mr. Yue’s conduct during the acquisition of Globe Y. Technology, Inc., by New Focus. Discovery is ongoing in both the lawsuit by Mr. Yue and New Focus’s cross-complaint. In February 2004, New Focus filed a corrected amended cross-complaint against Mr. Yue. In May 2004 Mr. Yue filed an answer to New Focus’s corrected amended cross-complaint denying New Focus’s allegations and asserting various defenses. A trial date has been set for March 21, 2005. New Focus intends to conduct a vigorous defense of this lawsuit.

Note 8.          Restructuring

In recent years, the Company has implemented a number of major restructuring plans as a result of the ongoing downturn in the optoelectronics market and to realize cost reduction benefits arising from the integration of acquired companies.

As of January 1, 2005, the Company had two restructuring plans in place. The first restructuring plan comprised of several activities prior to and following the Company’s acquisition of New Focus on March 8, 2004 (‘the Acquisition Restructuring Plan’). This plan chiefly comprised the closure of the Company’s Ottawa facility and transferring its fabrication production into the Company’s Caswell facility, the addition of certain New Focus restructuring liabilities arising on acquisition and implementing other general cost reductions across the Company. This program is substantially complete except for the payment of certain severance obligations and the continuing payments associated with the ongoing leases of non-occupied facilities.

The second plan (‘the 2004 Restructuring Plan’), which was announced in May 2004, seeks to reduce overheads by $10 million to $12 million per quarter.  In December 2004, the Company announced additional general overhead reduction measures designed to increase the quarterly overhead reduction to $16 million to $20 million per quarter.  The Company anticipates the total cost of implementing these reductions to be in the range of $24 million to $30 million. The key component of the 2004 Restructuring Plan is the transfer of the majority of the assembly and test operations from the Company’s facility in Paignton, UK to the Company’s facility in Shenzhen, China to take advantage of the substantially reduced cost base in China. The Shenzhen facility was acquired as part of the Company’s acquisition of New Focus and the Company is actively staffing the facility and transferring production of the first product lines into the new facility. In addition, the 2004 Restructuring Plan calls for the discontinuation of the Company’s GaAs fabrication product line as well as other general cost reductions throughout the Company. As a result of the Company changing it domicile from the United Kingdom to the United States, during the second quarter of 2005, the Company closed its headquarters office in Abingdon, the UK and transferred its headquarters to San Jose, California and relocated its UK Corporate staff to its facility in Caswell, the UK. The Company expects these programs to reduce its overhead expenses in the coming quarters but, due to the complexity and time involved to transfer some product lines to China, a portion of the anticipated savings is expected to take two to three quarters to achieve.

Included in each restructuring plan were costs related to severance pay, the write-down of the carrying value of equipment used by terminated product lines, office closures and the termination of certain office leases. In the three months ended January 1, 2005, $7.5 million of restructuring charges were in the Optics segment and $0.4 million were in the Research and Defense segment. All restructuring charges were incurred within the Company’s Optics segment in the previous quarter.

The following table summarizes the activity related to the restructuring liability for the Acquisition Restructuring Plan for the three and six months ended January 1, 2005:

(in thousands)	Accrued restructuring costs at October 3, 2004	Amounts charged to restructuring costs and other	Amounts reversed	Amounts paid or written off	Transfers to/from accruals	Accrued restructuring costs at January 1, 2005

Lease cancellations and commitments	$18,755	$113	$(68)	$(2,218)	$(306)	$16,276
Termination payments to employees and related costs	193	160	—	(269)	47	131
Total restructure accrual and other	$18,948	$273	$(68)	$(2,487)	$(259)	$16,407

Less non-current accrued restructuring charges	$(7,963)					$(7,356)
Accrued restructuring charges included within other accrued liabilities	$10,985					$9,051

(in thousands)	Accrued restructuring costs at July 4, 2004	Amounts charged to restructuring costs and other	Amounts reversed	Amounts paid or written off	Transfers to/from accruals	Accrued restructuring costs at January 1, 2005

Lease cancellations and commitments	$19,127	$113	$(204)	$(2,454)	$(306)	$16,276
Termination payments to employees and related costs	1,578	465	(386)	(1,573)	47	131
Total restructure accrual and other	$20,705	$578	$(590)	$(4,027)	$(259)	$16,407

Less non-current accrued restructuring charges	$(12,221)					$(7,356)
Accrued restructuring charges included within other accrued liabilities	$8,484					$9,051

The amount reversed under lease cancellations and commitments represents a recovery made against previously anticipated liabilities.

The following table summarizes the activity related to the 2004 Restructuring Plan for the three and six months ended January 1, 2005:

(in thousands)	Accrued restructuring costs at October 3, 2004	Amounts charged to restructuring costs and other	Amounts reversed	Amounts paid or written off	Transfers to/from accruals	Accrued restructuring costs at January 1, 2005

Lease cancellations and commitments	$—	$3,092	$—	$(136)	$(712)	$2,244
Termination payments to employees and related costs	2,969	4,872	(231)	(513)	(250)	6,847
Total restructure accrual and other	$2,969	$7,964	$(231)	$(649)	(962)	$9,091

Less non-current accrued restructuring charges	—					$(1,703)
Accrued restructuring charges included within other accrued liabilities	$2,969					$7,388

(in thousands)	Accrued restructuring costs at July 4, 2004	Amounts charged to restructuring costs and other	Amounts reversed	Amounts paid or written off	Transfers to/from accruals	Accrued restructuring costs at January 1, 2005

Lease cancellations and commitments	$—	$3,159	$(67)	$(136)	$(712)	$2,244
Termination payments to employees and related costs	—	9,402	(231)	(2,074)	(250)	6,847
Total restructure accrual and other	$—	$12,561	(298)	$(2,210)	$(962)	$9,091

Less non-current accrued restructuring charges	$—					$(1,703)
Accrued restructuring charges included within other accrued liabilities	$—					$7,388

Note 9. Segments of an Enterprise and Related Information

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

Segment and geographic information for the three and six months ended January 1, 2005 and December 31, 2003 is presented below.  Revenues are attributed to countries based on the location of customers.

Information on reportable segments is as follows:

	Three months ended		Six months ended
	January 1, 2005	December 31, 2003	January 1, 2005	December 31, 2003
	(in thousands)		(in thousands)
Net revenues:
Optics	$39,565	$40,613	$77,022	$78,435
Research and defense	6,186	—	12,293	—

Consolidated total revenues	$45,751	$40,613	$89,315	$78,435

Net loss:
Optics	$(39,939)	$(10,555)	$(77,721)	$(57,707)
Research and defense	(1,170)	—	(1,649)	—

Consolidated net loss	$(41,109)	$(10,555)	$(79,370)	$(57,707)

	January 1, 2005	July 3, 2004
Total Assets:
Optics	$357,775	$349,516
Research and defense	56,084	118,509

Consolidated total assets	$413,859	$468,025

Information regarding the Company’s operations by geographic area is as follows:

	Three months ended		Six months ended
	January 1, 2005	December 31, 2003	January 1, 2005	December 31, 2003
	(in thousands)		(in thousands)
Revenues:
United States	$11,889	$5,350	$24,157	$9,427
United Kingdom	4,169	2,528	5,709	10,267
North America other than the United States	19,667	22,444	38,963	41,781
Rest of Europe	4,572	5,057	8,522	7,823
Asia	5,323	4,554	11,235	8,276
Rest of World	131	680	729	861
Consolidated revenues	$45,751	$40,613	$89,315	$78,435

	January 1, 2005	July 3, 2004
	(in thousands)
Identifiable total assets:
United States	$101,915	$171,227
United Kingdom	282,566	266,131
North America other than the United States	3,096	3,624
Rest of Europe	11,537	11,400
Asia	14,745	15,643
Consolidated identifiable assets	$413,859	$468,025

	January 1, 2005	July 3, 2004
	(in thousands)
Long-lived assets:
United States	$44,062	$50,584
United Kingdom	163,444	163,840
North America other than the United States	1,194	1,354
Rest of Europe	7,026	7,389
Asia	12,075	13,004
Consolidated total long-lived assets	$227,801	$236,171

Note 10. Significant Business Combinations

As part of the acquisition of the business of Cierra Photonics, Inc. (Cierra) in July 2003, the Company entered into a purchase agreement which provides for the payment of contingent consideration.  Under the terms of the agreement if the Cierra business exceeded a revenue threshold of $5.0 million in the 12-month period prior to October 1, 2004, Cierra, now CP Santa Rosa Enterprises Corporation, would be entitled to receive 0.29 ordinary shares of Bookham Technology for every $1 of revenue over the $5.0 million threshold.  During the 12 month period ended October 1, 2004, the Cierra business generated revenue of $6.3 million, which triggered the obligation to issue 388,100 Bookham Technology plc ordinary shares (or 38,810 shares of common stock of Bookham) valued at $252,000 as of January 1, 2005, to CP Santa Rosa Enterprises Corporation.  The Company adjusted its purchase price allocation to core and current technology, property and equipment and patent portfolio accordingly.

On March 8, 2004, the Company acquired New Focus. The Company established provisional purchase price allocations for New Focus during the six months ended July 3, 2004. These allocations are provisional as they require quantification of certain liabilities or recognition of assets whose outcome is not certain due to ongoing negotiations. Hence, as the Company resolves these, the Company will amend the purchase price allocation if it is materially different from the estimate.

Amended and provisional values of the net assets acquired were as follows, and the explanations for these changes are given below.

	Original Purchase Price Allocation	Purchase Price Adjustment	Revised Fair Value Allocation January 1, 2005
	(in thousands)
Purchase price
Ordinary shares issued	$197,710	$—	$197,710
Stock option issued	6,286	—	6,286
Transaction and other direct acquisition costs	6,969	292	7,261
	$210,965	$292	$211,257
Allocation of purchase price:
Historical net tangible assets acquired.	$101,665	$6,260	$107,925
Intangible assets acquired:
Supply contracts	625	(19)	606
Customer database	606	(471)	135
Patent portfolio	2,317	—	2,317
Core and current technology	10,563	(3,966)	6,597
In-process research and development	5,890	—	5,890
Goodwill	89,299	(1,512)	87,787
	$210,965	$292	$211,257

In connection with the acquisition of New Focus, during the six months ended July 3, 2004, the Company recorded the fair value of the assets of JCA. JCA was sold on July 21, 2004 for $5.9 million. In accordance with SFAS No. 141 “Business Combinations”, an adjustment was made in the financial statements during the six months ended January 1, 2005 to remove the provisional values of the disposed assets and include the actual sales proceeds. This resulted in a reduction in the intangible assets acquired of $4.5 million and net tangible assets acquired of $0.1 million.

An adjustment was also made in the financial statements during the six months ended January 1, 2005 to amend the provisional values of certain property related items. These adjustments occurred as a result of a reassessment of capital expenditure refunds due from the lessor of certain of the Company’s leased properties, offset by a reappraisal of the expected future sub-let income from vacant properties.  This resulted in an increase of net tangible assets acquired on acquisition of New Focus of $0.4 million. The provisional value of certain tax net refunds relating to New Focus were also reassessed and increased by $0.9 million

As a result of the Company’s acquisition of New Focus, the Company acquired a loan note receivable from a former officer and board member of New Focus. The loan note arose as follows: On July 12, 2001, New Focus extended to Kenneth E. Westrick and Kirsten Westrick, his wife, two secured full recourse short-term loans in the aggregate of $8.0 million. Mr. Westrick was New Focus’ president and chief executive officer and a member of the New Focus board of directors at the time the agreements for the loans were executed. The principal amount of approximately $2.1 million on the first note, plus the accrued interest on this note, was paid by the scheduled maturity date of June 30, 2002. The second note in the principal amount of approximately $5.9 million had an interest rate of 9.99% compounded annually and was secured by a second deed of trust on certain real property held by Mr. Westrick. Mr. Westrick resigned as New Focus’ president and chief executive officer and as a member of the New Focus board of directors effective October 10, 2001. In connection with his resignation, Mr. Westrick and New Focus entered into a separation and release agreement that extended the due date of the $5.9 million note from June 30, 2002 to June 30, 2004. Principal and accrued interest on the $5.9 million note receivable totaled $6.4 million through the end of the second quarter of 2002.  On December 27, 2004, the Company and New Focus entered an agreement with Kenneth Westrick and Kirsten Westrick pursuant to which the Company and New Focus released Kenneth and Kirsten Westrick from all liabilities and debts to the Company and New Focus, including the promissory note in aggregate principal amount of $5.9 million for a cash payment of $1.2 million. At the time of settlement, the $5.9 million note had a book value of $1,755,000. Upon settlement of the loan during the quarter ended January 1, 2005, the Company recorded a $550,000 difference between the book value and the amount of the settlement as a purchase price adjustment.  The effect of this transaction increased goodwill recorded in connection with the New Focus transaction by $550,000.

As part of the Company’s acquisition of New Focus, the Company acquired an investment of 1,709,409 shares of Series C Preferred Stock of Oepic, Inc.  The estimated value of the stock on the date of acquisition was $350,000.  During the quarter ended January 1, 2005, the Company was notified that Oepic was being liquidated and consequently reduced the carrying value of the investment to zero.

On June 10, 2004, the Company acquired Onetta, Inc. for $24,982,000.  The legal costs associated with this acquisition have since been reassessed and reduced by $0.1 million.  As a result, the revised total consideration for this acquisition is $24,878,000.  In addition, the goodwill that resulted from this acquisition has been reduced from $21,202,000 to $21,098,000 as a result of this reassessment.

Note 11. Significant Related Party Transactions

During the three and six months ended January 1, 2005, the Company entered into transactions in the ordinary course of business with Nortel Networks, a related party. The following is a summary of the major transactions and balances between Nortel Networks and the Company for the periods presented:

	Amounts owed from related Party	Amounts owed to related Party

Nortel Networks

Ending Balance as of January 1, 2005	$11,628	$643

	Three months Ended	Six months Ended
	January 1, 2005
	(in thousands)
Nortel Networks

Purchases from Related Party	—	512

Sales to Related Party	$20,073	$39,984

At the time of the Company’s acquisition of NNOC in November 2002, a subsidiary of the Company issued a $30 million secured loan note due November 8, 2005 (the “$30m Note”) and a $20 million unsecured loan note due November 8, 2007 (the “Original $20m Note”) to affiliates of Nortel.  In September 2004, the Original $20m Note was exchanged for a $20 million note convertible into shares of the Company’s common stock (the “New $20m Note”).

On December 2, 2004, (i) the $30m Note was amended and restated to, among other things, extend the final maturity date by one year from November 8, 2005 to November 8, 2006 and (ii) the New $20m Note was amended and restated to, among other things, provide that it will not convert into the Company’s common stock (collectively, the “Amended and Restated Notes”).  The Amended and Restated Notes are each secured by the assets that secured the $30m Note, as well as certain additional property, plant and equipment of the Company.  The Amended and Restated Notes also contain certain limitations, including restrictions on asset sales and a requirement that the Company maintain a cash balance of at least $25 million.

On February 8, 2005, the Company, Bookham Technology plc, a wholly-owned subsidiary, and certain of the Company’s other subsidiaries entered into a Notes Amendment and Waiver Agreement with Nortel Networks Corporation and Nortel Networks UK Limited, relating to the $25 million cash balance covenant set forth in the Amended and Restated Notes.  Under the waiver, the obligation to maintain this cash balance is waived until August 8, 2006.

As a result of the Company’s acquisition of New Focus, the Company acquired loan notes issued to a former New Focus officer and board member in the aggregate amount of $5.9 million. The loan note arose as follows: On July 12, 2001, New Focus extended to Kenneth E. Westrick and Kirsten Westrick, his wife, two secured full recourse short-term loans in the aggregate of $8.0 million. Mr. Westrick was New Focus’ president and chief executive officer and a member of the New Focus board of directors at the time the loans were executed. The principal amount of approximately $2.1 million on the first note, plus accrued interest, was paid by the scheduled maturity date of June 30, 2002. The second note, in the principal amount of approximately $5.9 million, accrued interest at a rate of 9.99% compounded annually and was secured by a second deed of trust on certain real property held by Mr. Westrick. Mr. Westrick resigned as New Focus’ president and chief executive officer and as a member of the New Focus board of directors effective October 10, 2001. In connection with his resignation, Mr. Westrick and New Focus entered into a separation and release agreement that extended the due date of the $5.9 million note from June 30, 2002 to June 30, 2004. Principal and accrued interest on the $5.9 million note receivable totaled $6.4 million through the end of the second quarter of 2002.

On December 27, 2004, the Company and New Focus entered into an agreement with Kenneth Westrick and Kirsten Westrick pursuant to which the Company and New Focus released Kenneth and Kirsten Westrick from all liabilities and debts to the Company and New Focus, including the promissory note in aggregate principal amount of $5.9 million, in exchange for a cash payment of $1.2 million (refer to Note 10).

Note. 12.  Financing Activities

On December 20, 2004 the Company closed a private placement of $25.5 million of the Company’s 7.0% senior unsecured convertible debentures and warrants to purchase common stock. The Company intends to use the net proceeds from the private placement for general corporate purposes, including, among other things, payment of outstanding indebtedness and working capital. The debentures may be converted into shares of the Company’s common stock at the option of the holder prior to the maturity of the debentures on December 20, 2007. The conversion price of the debentures is $5.50, which represents a premium of approximately 16% over the closing price of the Company’s common stock on December 20, 2004. The debentures also may be converted into shares of common stock by the Company under certain circumstances. The warrants provide holders with the right to purchase up to 2,001,963 shares of common stock and are exercisable during the five year period ending December 20, 2009 at an exercise price of $6.00 per share, which represents a premium of approximately 26% over the closing price of the Company’s common stock on December 20, 2004.

In connection with the offering on December 20, 2004 the Company issued $25.5 million of convertible debentures accompanied by warrants to purchase 2.0 million shares of the Company’s common stock.  The valuation of these financial instruments involves judgment which affects the carrying value of each instrument on the balance sheet and the periodic interest expense recorded.  In order to determine the valuation of these instruments the Company applied the guidance in Emerging Issues Task Force, “EITF” Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” to value the debentures, the accompanying warrants and the value of the convertibility element of the debentures.  The Company first determined the fair value of the warrant and its value relative to the debenture.  The Company chose to use the Black-Scholes model to determine the value of the warrant which requires the determination of our stock’s volatility and the life of the instrument, among other factors.  The Company determined that it’s stock’s historic volatility of 97% was representative of its stock’s future volatility and used the contractual term of five years for the life of the instrument.  The valuation independently derived from the Black-Scholes model for the warrant was then compared to the face value of the debenture and a relative value of $5.3 million was assigned to the warrant.  The value of the conversion element of the debenture was determined based on the difference between the relative value of the debenture per share of $4.35 of the 4.6 million shares, which the debenture can be converted into, compared to the fair market value per share of $4.77 per share of the Company’s common stock on the date on which the debentures were entered into.  The value of the conversion feature of the debenture was thereby determined to be $2.0 million.  The value of the warrants and the conversion feature were recorded as a discount to the debt liability on the balance sheet and will be amortized to interest expense over the life of the convertible debenture of three years.  In addition, the Company capitalized $1.9 million related to issuance costs associated with the debentures and warrants, which will be amortized as part of interest expense for the term of the debentures.

Note. 13.  Subsequent Event

On February 8, 2005, the Company, Bookham Technology plc, a wholly-owned subsidiary, and certain of the Company’s other subsidiaries entered into a Notes Amendment and Waiver Agreement with Nortel Networks Corporation and Nortel Networks UK Limited, relating to the $25 million cash balance covenant set forth in the Amended and Restated Notes.  Under the waiver, the obligation to maintain this cash balance is waived until August 8, 2006.

On February 8, 2005, the Company also entered into an addendum to the Optical Components Supply Agreement with Nortel Networks Limited dated November 8, 2002 (the Supply Agreement).  The addendum effects the following changes to the Supply Agreement.

•                                          The term of the Supply Agreement is extended by one year to November 2006, provided that Nortel Networks’ obligation to purchase a percentage of certain optical components from the Company will expire by its terms in November 2005.

•                                          Nortel Networks has provided a preliminary request for last time buys, to be confirmed by February 21, 2005, for certain of the Company’s discontinued products, which Nortel Networks will be obligated to purchase as these products are manufactured and delivered. If the Company fails to meet milestones for last-time buy outs by more than 10% for three consecutive weeks, and does not rectify the failure within 30 days, those products will be deemed critical products, subject to the relevant provisions of the Supply Agreement described below.

•                                          At Nortel Networks’ request, the Company has agreed to increase its manufacturing of certain critical product wafer infeeds against a Nortel Networks agreed manufacturing schedule.  Upon manufacture and placement into inventory, Nortel Networks has agreed to pay a holding and inventory fee pending Nortel’s outright purchase of such wafers.  In addition, Nortel Networks may at its election supply any capital equipment required in connection with the requisite inventory buildup or extend the time period for meeting its demand if its demand requires the Company to increase its capital equipment to meet the demand in the required time period.

•                                          If at any time the Company (a) has a cash balance of less than $25 million; (b) is unable to manufacture critical products in any material respect, and that inability continues uncured for a period of six weeks, or (c) is subject to an insolvency event, such as a petition or assignment in bankruptcy, appointment of a trustee, custodian or receiver, or entrance into an arrangement for the general benefit of creditors, then the Company shall grant a license for the assembly, post-processing and test intellectual property (but excluding wafer technology) of certain critical products to Nortel Networks and to any designated alternative supplier.

•                                          If the Company’s cash balance is less than $10 million or there is an insolvency event, Nortel Networks Limited shall have the right to buy all Nortel inventory held by the Company, and the Company shall grant a license to Nortel Networks Limited or any alternative supplier for the manufacture of all products covered by the Addendum.

•                                          The Company’s licensing and related obligations terminate on February 8, 2007, unless the license has been exercised, in which case they would terminate 24 months from the date the license was exercised, provided that at that time, among other things, the Company has a cash balance of $25 million and is able to meet Nortel Network’s demand for the subject products.

Pursuant to the addendum, the Company is obligated to make prepayments under the $30 million note, of which approximately $25.9 million principal amount is currently outstanding, and the $20 million note issued to Nortel Networks UK Limited on a pro rata basis in the following amounts upon the occasion of any one of the events described below:

•                                          $500,000 if the Company fails to deposit intellectual property relating to critical components in escrow by April 30, 2005.

•                                          $1.0 million if the Company fails to deposit intellectual property relating to all covered products in escrow and its cash balance has fallen below $10 million (reduced to $500,000 if the previous prepayment was made).

•                                          $1.0 million in each case if (a) the Company fails to deliver 90% of scheduled last time buys through April 2005, subject to cure provisions, (b) the Company fails to meet 90% of scheduled critical component wafer manufacturing through August 2005, subject to cure provisions or (c) the Company fails to use commercially reasonable efforts to provide for an alternative supplier of two identified product lines when obligated to do so under the agreement.

•                                          $2.0 million in each case if (a) the Company fails to deliver 75% of scheduled last time buys through August 2005, subject to cure provisions, or (b) the Company fails to meet 75% of scheduled critical product deliveries through November 2005, subject to cure provisions.

On December 20, 2004, the Company closed a private placement of $25.5 million of the Company’s 7.0% senior unsecured convertible debentures and warrants to purchase common stock.  The Company intends to use the net proceeds from the private placement for general corporate purposes, including, among other things, payment of outstanding indebtedness, working capital to support new growth and to fund the Company through its current restructuring.  The debentures may be converted into the Company’s common stock at the option of the holder prior to the maturity of the debentures on December 20, 2007.  The initial conversion price of the debentures is $5.50.  The debentures also may be converted to common stock by the Company under certain circumstances.  The warrants provide its holders with the right to purchase up to 2,001,963 shares of common stock and are exercisable during the five years ended December 20, 2009 at an initial exercise price of $6.00 per share.  Following the closing of the private placement, the Company prepaid $4.1 million due under $30 million loan note held by Nortel Networks U.K. Limited, described above, as required under the Amended and Restated Notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report and the documents incorporated in it by reference contain forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” “will” and “continue” or similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors that May Affect Future Results” in this report identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Effective September 10, 2004, we changed our corporate domicile from the United Kingdom to the United States and our functional currency from pounds sterling to U.S. dollars. Our consolidated financial statements are stated in U.S. dollars as opposed to pounds sterling, which was the currency we previously used to present our financial statements. In addition, in connection with the change in domicile, we changed our fiscal year end from December 31 to the Saturday closest to June 30. Our financial statements for this quarter have been prepared for the three and six months ended January 1, 2005, and will be prepared annually for fifty-two/fifty-three week cycles going forward.

Critical Accounting Policies

We believe that several accounting policies are important to understanding our historical and future performance. We refer to such policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimates, and different estimates—which also would have been reasonable—could have been used, which would have resulted in different financial results.

In connection with our offering on December 20, 2004 we issued $25.5 million of convertible debentures accompanied by warrants to purchase 2.0 million shares of our common stock.  The valuation of these financial instruments involves judgment which affects the carrying value of each instrument on the balance sheet and the periodic interest expense recorded.  In order to determine the valuation of these instruments we applied the guidance in Emerging Issues Task Force, “EITF” Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” to value the debentures, the accompanying warrants and the value of the convertibility element of the debentures.  We first determined the fair value of the warrant and its value relative to the debenture.  We chose to use the Black-Scholes model to determine the value of the warrant which requires the determination of our stock’s volatility.  The historical volatility rate was calculated by measuring the volatility of our stock since we became a public company in April 2000, which approximates the life of the warrants.  Had we used a different period to measure the historical volatility the value assigned as discount to the debt would have been affected.  We used the following assumptions in the Black-Scholes model: 97% historical volatility rate; 2.89% risk free interest rate; and a five year life.  Changing the assumptions would have changed the amount assigned by us to the discount of the debt liability by affecting both the warrant value and the value of the convertibility element of the debentures and may have a significant effect in the interest expense used in our financial statements.  The discount assigned is amortized as part of interest expense over the term of the debentures.

We identified other critical accounting policies in our Transition Report on Form 10-K/A for the transition period from January 1, 2004 to July 3, 2004 related to revenue recognition and sales returns, accounting for acquisitions and goodwill, impairment of goodwill and intangibles, and accounting for acquired in-process research and development.  It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed in our Transition Report on Form 10-K/A, as filed with the SEC on October 5, 2004.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123(R).  However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We must adopt Statement 123(R) no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt Statement 123(R) on July 1, 2005.

Statement 123(R) permits public companies to adopt its requirements using one of two methods:  a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date, or a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by Statement 123, we currently account for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options.  Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 3 to our consolidated financial statements.

Results of Operations

Revenues

	Three Months Ended			Six Months Ended
$ Millions	January 1, 2005	December 31, 2003	Percentage Change	January 1, 2005	December 31, 2003	Percentage Change
	(unaudited)			(unaudited)
Net Revenues	$45.8	$40.6	13%	$89.3	$78.4	14%

Revenues for the three months and six month periods have increased by 13% and 14%, respectively, compared to the comparative periods in 2003.  Revenues increased primarily from the additional revenues generated from New Focus, which was acquired in March 2004.  New Focus revenues for the three and six month periods ending January 1, 2005 were $6.2 million and $12.3 million, respectively.

In the three and six month period ended January 1, 2005, Bookham sold $20.1 million and $40.0 million respectively of products and services to Nortel Networks Limited under a supply agreement which expires in November 2005, compared with $23.6 million and $44.7 million, respectively, for the three and six month period ended December 31, 2003. Revenues from sales to Nortel Networks Limited decreased due to the expiration of the minimum commitment period under the supply agreement on March 31, 2004, pursuant to which Nortel Networks Limited was obligated to purchase a minimum of $120 million of products and related services.

Revenues from the sale of products and services to Marconi Communications were $1.7 million and $2.2 million respectively, for the three and six month periods ended January 1, 2005. For the three and six month period ended December 31, 2003, revenues were $3.7 million and $8.9 million, respectively. Marconi revenues were substantially less than the prior year as a consequence of the expiration of a supply agreement with Marconi Communications in June 2004.  The future level of business with Marconi Communications depends on our successful development of new products and securing appropriate design wins.

The revenue impact from the expiration of the minimum commitment period with Nortel Networks Limited and the expiration of the supply agreement with Marconi Communications was offset by revenues from other customers, which increased as we expanded our customer base through the sale of new products and services and products we acquired as part of our acquisitions. We expect revenues from sources other than Nortel Networks Limited and Marconi Communications will account for a greater percentage of our revenues in upcoming quarters.

We are currently organized and operate in two operating segments: Optics and Research and Defense. The Optics segment designs, develops, manufactures and sells optical solutions for telecommunications and industrial applications. The Research and Defense segment designs, manufactures, markets and sells photonic and microwave solutions.

In the quarter ended January 1, 2005, the Research and Defense segment contributed $6.2 million in revenues. As this segment principally comprises the former New Focus business, which we acquired in March 2004, there are no such comparable revenues in the quarter ended December 31, 2003. Revenues from the Optics segment were $39.6 million for the three months ended January 1, 2005, and $40.6 million for the three months ended December 31, 2003.

Cost of Sales

	Three Months Ended			Six Months Ended
$ Millions	January 1, 2005	December 31, 2003	Percentage Change	January 1, 2005	December 31, 2003	Percentage Change
	(unaudited)			(unaudited)
Cost of Sales	$49.3	$36.7	34%	$95.0	$75.1	26%

Our cost of sales consists of the cost associated with manufacturing our products and delivering services, and includes the purchase of raw materials, labor and related overhead and the costs associated with under-utilized production facilities and resources.  Charges for inventory obsolescence, the cost of product returns and warranty costs are also included in cost of sales.  Costs and expenses of manufacturing resources, which relate to the development of new products, are included in research and development.

For the three and six months ending January 1, 2005 cost of sales increased compared to the prior year due to additional costs from acquired businesses (New Focus and Onetta), the impact of foreign exchange rate movements and additional costs of the facility in Shenzhen, China that was acquired as a part of the New Focus acquisition.

During the three and six months ending January 1, 2005, we continued to have a large proportion of costs in U.K. pounds sterling and to a lesser degree other currencies which have moved in a similar trend against the US dollar.  The substantial decline in the US dollar relative to the pound sterling between the comparable periods therefore resulted in higher US dollar costs in the three and six months periods ended January 1, 2005 relative to the comparable periods in the prior year.  The average US dollar exchange rate for the three month period ended January 1, 2005 was 1.86 (US dollars to UK pound sterling) compared to 1.69 for the three months period ended December 31, 2003, a 10% decline between periods  The average US dollar exchange rate for the six month period ended January 1, 2005 was 1.84 compared to 1.65 for the six month period ended December 31, 2003 a 12% decline between periods.

During the quarter, we continued to invest in setting up our facility in Shenzhen, China.  The aim is to transfer most of our assembly and test operations based in Paignton, UK to Shenzhen, China to take advantage of the lower costs of production.  During the quarter, some duplicate spending occurred with respect to our assembly and test operations, as we continued to invest in the start-up of the Shenzhen facility, while at the same time maintaining our assembly and product testing facility located in Paignton.  We anticipate substantial cost savings from the transfer of the operations to China will be realized in future quarters when the transfer is complete.

The three months ended December 31, 2003 also included a one-time credit of $1.9 million for a depreciation adjustment associated with the finalization of the accounting for the purchase of the NNOC which closed in November 2002.  This adjustment arose from a revaluation of the value of assets purchased as part of the acquisition.

Gross Profit/(loss)

	Three Months Ended			Six Months Ended
$ Millions	January 1, 2005	December 31, 2003	Percentage Change	January 1, 2005	December 31, 2003	Percentage Change
	(unaudited)			(unaudited)
Gross Profit/(loss)	$(3.5)	$3.9	(190)%	$(5.6)	$3.3	(270)%

Gross margin	(8)%	10%		(6)%	4%

In both the three and six month periods ended January 1, 2005 we incurred a gross loss as compared to a gross profit for the comparable periods of the prior year.  The change from a gross profit to a loss and the change in gross margin between periods was principally the result of the decline in the US dollar relative to the UK pound sterling and to a lesser degree the costs associated with the start up of the Shenzhen, China facility in 2004.

For the three and six months ended January 1, 2005, we recognized profits of $3.4 million and $7.2 million respectively on the sale of inventory carried on our books at zero value.  This inventory was originally purchased as part of NNOC, in November 2002.  No such profits were recognized in the comparable periods ended December 31, 2003.  We expect to continue to sell more of this zero value inventory in subsequent quarters but it is likely to be at a reduced rate due to lower customer demand for these particular components.  While the sale of zero value inventory generates higher variable margins than most of our newer products, we incur costs to complete the manufacturing of these products.

Research and Development Expenses

	Three Months Ended			Six Months Ended
$ Millions	January 1, 2005	December 31, 2003	Percentage Change	January 1, 2005	December 31, 2003	Percentage Change
	(unaudited)			(unaudited)
R&D Expenses	$12.0	$12.2	(2)%	$24.4	$23.9	2%
% of Net Revenues	26%	30%		27%	30%

For the three and six month periods ended January 1, 2005, and December 31, 2003, respectively, research and development expenses were relatively unchanged.  While we made significant reductions in research and development expenses as part of our 2004 Restructuring Plan, the decreases were offset by increased spending caused by the acquisition of New Focus in the first calendar quarter of 2004 and the weakness in the US dollar relative to the UK pound sterling and other currencies in which we operate.  We anticipate a modest decrease in research and development costs in future quarters as a result of these initiatives.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
$ Millions	January 1, 2005	December 31, 2003	Percentage Change	January 1, 2005	December 31, 2003	Percentage Change
	(unaudited)			(unaudited)
SG&A Expenses	$14.2	$6.5	118%	$31.6	$15.1	109%
% of Net Revenues	31%	16%		35%	19%

For the three and six month periods ended January 1, 2005, compared with the three and six month periods ended December 31, 2003, selling, general and administrative expenses increased by $7.7 million and $16.5 million, respectively.  The increases were primarily due to the acquisition of New Focus and Onetta businesses combined with the decline in the US dollar relative to the UK pound sterling, and to a lesser extent the expense of the newly established US headquarters and Shenzhen facility.  During the quarter ended January 1, 2005, we announced the closure of our Abingdon, UK facility and the transfer of our headquarters to San Jose, California. Until the transfer is completed, we expect to incur additional spending as we maintain two headquarters. We expect the transfer to be completed in the second calendar quarter of 2005. While these transfers are in progress there will be a level of duplicate spending from dual headquarter costs.

Amortization of Purchased Intangible Assets

	Three months ended			Six months ended
$ Millions	January, 1 2005	December 31, 2003	Percentage Change	January, 1 2005	December 31, 2003	Percentage Change
	(in thousands)			(in thousands)
Amortization	$2.8	$2.5	12%	$5.50	$3.7	49%

Amortization of purchased intangible assets increased $0.3 million from $2.5 million to $2.8 million between the three months ended December 31, 2003 and January 1, 2005 as a result of the acquisition of New Focus.  The amortization expense increased $1.8 million from $3.7 million to $5.5 million between the six months ended December 31, 2003 and January 1, 2005, as a result of the acquisition of New Focus and Ignis.

The period ended December 31, 2003 also included a one time credit of $1.8 million associated with the accounting for the acquisition of NNOC completed in November 2002.  The credit results from a revaluation of the fair value of the assets purchased as part of the transaction.

Restructuring

	Three months ended		Six months ended
$ Millions	January 1, 2005	December 31, 2003	January 1, 2005	December 31, 2003
	(in thousands)		(in thousands)
Lease cancellation and commitments	$3.1	$(1.1)	$3.0	$9.5
Termination payments to employees and related costs	4.8	0.9	9.3	14.3
	$7.9	$(0.2)	$12.3	$23.8

As a consequence of the continued downturn in our target markets, we have implemented substantial restructuring plans.  Prior to 2004, we had a major restructuring program, the main element of which was the closure of the wafer fabrication facility in Ottawa, Canada and the transfer of the associated wafer manufacturing to Caswell, U.K., which was completed in August 2003.

In March 2004, we acquired New Focus, which owned an empty facility in Shenzhen, China.  In May 2004, we announced the 2004 Restructuring Plan to reduce overheads by approximately 25% in May 2004.  The key component of the 2004 Restructuring Plan is the transfer of a majority of our assembly and test operations from our Paignton, U.K. facility to our Shenzhen, China facility in order to take advantage of the lower manufacturing costs in China. We anticipate the 2004 Restructuring Plan will take another 9 to 15 months to complete.  We expect the quarterly overhead reductions to be in the range of $16 million to $20 million.

Also as part of the 2004 Restructuring Plan, in September 2004, we announced our intention to close our head office facility in Abingdon, U.K. and to transfer the corporate office to our site in Caswell, UK and the main corporate functions such as group accounting, treasury and tax to our new US headquarters in San Jose, California.  In connection with the closure of these facilities, under U.K. law we were required to establish a period of employee consultation which ended in November 2004.  As a result, restructuring costs currently estimated at $2.5 million and consisting mainly of employee and property related costs, has been recognized.

In the three and six month period ended January 1, 2005, we incurred a restructuring charge of $7.9 million and $12.3 million, respectively, which principally arose from the 2004 Restructuring Plan.

We incurred credit of ($0.2) million in the three months ended December 31, 2003 and $23.8 million in the six months ended December 31, 2003 from the program to close the wafer fabrication facility in Ottawa, Canada and transfer associated wafer manufacturing to our facility in Caswell, U.K.  The closure of the Ottawa facility was completed in August 2003.  The costs incurred included site closure costs and employee severance costs.

In the future, we may embark on additional restructuring programs in order to address our cost structure and to respond to market conditions.

Other Income/(Expense) (net)

	Three Months Ended			Six Months Ended
$ Millions	January 1, 2005	December 31, 2003	Percentage change	January 1, 2005	December 31, 2003	Percentage change
	(unaudited)	(unaudited)
Other Income/(Expense), (net)	$(0.4)	$3.3	(112)%	$0.3	$2.2	(86)%

Other expense was $0.4 million for the three months ended January 1, 2005 compared with other income of $3.3 million for the three months ended December 31, 2003.  The decrease primarily resulted from a profit on the disposal of property and equipment of $3.1 million during the quarter ended December 31, 2003, in addition to higher interest income in the prior period due to exchange gains recognized on outstanding loan notes from Nortel, offset by a loss on foreign exchange in the three months ended January 1, 2005 of $1.7 million compared with $5.5 million in the quarter ended December 31, 2003, arising principally from the movement in the US dollar in the quarter.

Other income was $0.3 million for the six month period ended January 1, 2005 compared with $2.2 million for the six month period ended December 31, 2003.  The decrease was mainly due to profits on sales of property and equipment of $3.1 million for the six months ended December 31, 2003. This was offset by a one-time gain of $1.1 million arising from the release of an acquisition provision relating to the closure of the Bookham (Switzerland) AG pension scheme during the six months ended January 1, 2005, and the effect of higher interest income and one-time gain referred to above and higher foreign exchange losses in the period ended December 31, 2003.

Liquidity, Capital Resources and Contractual Obligations

Liquidity and Capital Resources

Operating activities

$ Millions	Six Months Ended January 1, 2005	Six Months Ended December 31, 2003
	(unaudited)	(unaudited)

Net loss from operations	$(79.4)	$(57.7)
Non-cash accounting charges:
Impairment, depreciation and amortization	15.3	11.0
Foreign exchange movements on loan notes	(1.8)	(5.8)
Tax credit recognized for research and development activities	—	(3.7)
Gains on sale property and equipment	(0.7)	(3.1)
Other items	0.3	0.3
Total non-cash accounting charges	13.1	(1.3)
Increase in working capital	3.8	4.3
Net cash used in operating activities	$(62.5)	$(54.7)

Net cash used in operating activities for the six month periods ended January 1, 2005 and December 31, 2003 was $62.5 million and $54.7 million, a $7.8 million increase between periods.  This was primarily due to the increased loss from operations of $21.7 million from $57.7 million for the six months ended December 31, 2003 to $79.4 million for the six months ended January 1, 2005 offset by higher depreciation and amortization of $4.3 million between periods, higher foreign exchange movement for the Nortel notes of $4.0 million and higher gains on sales of property and equipment of $2.4 million in the six month period ended December 31, 2003, and a research and development tax credit of $3.7 million recognized during the six month period ended December 31, 2003. The net change in working capital for the six months ended December 31, 2003 was $4.3 million as compared to $3.8 million for the six months ended January 1, 2005.  For the six months ended January 1, 2005 the $5.0 million cash flow increase in prepaid expenses and other assets related to royalty and sales taxes receivable.  For the six months ended December 31, 2003 the cash flow inventory increase of $8.2 million was due to inventory sales.

Investing activities

Net cash provided by investing activities for the six month period ended January 1, 2005 was $0.6 million and primarily included proceeds from the sale of JCA of $5.7 million net of costs, cash adjustments to the purchase price adjustment of $1.5 million, proceeds from the Westrick loan note settlement of $1.2 million (see note 11) and capital expenditure of $8.5 million principally in connection with preparing for and upgrading the Shenzhen, China facility.  In the six month period ended December 31, 2003 capital expenditure was $6.8 million principally in connection with upgrading the Caswell, UK wafer fabrication site to a capability required to produce products transferred from Ottawa, Canada.  In the six month periods ended January 1, 2005 and December 31, 2003 we sold property and equipment for $1.1 million and $7.1 million, respectively.

Financing activities

In the six months period ended January 1, 2005, the cash flow provided by financing activities significantly increased by $11.1 million when compared to the same period of last year.  The increase was a result of the net proceeds of $21.5 million from the issue of 7% debentures, offset by a $4.1 million repayment to the $30 million Nortel note and a $5.1 million repayment of capital lease obligations acquired with Onetta, Inc.

At the time of our acquisition of NNOC in November 2002, our wholly-owned subsidiary, Bookham Technology plc, issued a $30 million secured loan note due November 8, 2005 and a $20 million unsecured loan note due November 8, 2007 to affiliates of Nortel. In September 2004, the $20 million unsecured loan note was exchanged for a $20 million note convertible into shares of our common stock.

On December 2, 2004, (i) the $30 million secured loan note was amended and restated to, among other things, extend the final maturity date by one year from November 8, 2005 to November 8, 2006 and (ii) the $20 million note was further amended and restated to, among other things, provide that it will not convert into shares of our common stock.  These notes, as amended and restated on December 2, 2004, and are each secured by the assets that secured the $30 million secured note issued in November 2002 as well as certain additional property, plant and equipment.  The amended and restated notes also contain certain limitations, including restrictions on assets sales and a requirement that we maintain a cash balance of at lease $25 million, however, compliance with that covenant has been waived through August 8, 2006.

On December 20, 2004 we closed a private placement of $25.5 million of our 7.0% senior unsecured convertible debentures and warrants to purchase common stock. We intend to use the net proceeds from the private placement for general corporate purposes, including, among other things, payment of outstanding indebtedness, working capital to support new growth and to fund our operations through our current restructuring.  The debentures may be converted into shares of our common stock at the option of the holder prior to the maturity of the debentures on December 20, 2007. The initial conversion price of the debentures is $5.50, which represents a premium of approximately 16% over the closing price of our common stock on December 20, 2004. We may also convert debentures into shares of common stock under certain circumstances. The warrants provide holders thereof the right to purchase up to 2,001,963 shares of common stock and are exercisable during the next five years at an initial exercise price of $6.00 per share which represents a premium of approximately 26% over the closing price of our common stock on December 20, 2004.  Upon closing, we repaid the $30 million Nortel note by an amount of $4.1 million.

Sources of Cash

In the past three years, we have funded our operations from several sources including through public offerings in 2000 and acquisitions. As of January 1, 2005, we held $69.5 million in cash, cash equivalents and short-term investments, which represents our source of cash that will fund operations for the immediate future. We do not have any bank lending facilities, borrowings or lines of credit, except for the secured notes in the current principal amount of $45.9 million we issued to Nortel Networks UK Limited and the 7.0% Senior Unsecured Convertible Debentures we issued in a private placement on December 20, 2004.

Future Cash Requirements

Our cash flows from operations alone are currently not sufficient to cover our operating expenses and capital expenditure needs. However, we believe that we have sufficient cash balances to meet our anticipated working capital and capital expenditure requirements through the first quarter of fiscal 2006.  If we were unable to obtain further funding over the next twelve months, our ability to continue operations would be significantly adversely affected. To the extent our cash balances drop below $25 million, Nortel and any designated alternative supplier will have rights to license our assembly, test and post-processing intellectual property for certain designated products. Our future funding requirements will depend on numerous factors including:

•     our ability to implement our 2004 Restructuring Plan;

•                  our ability to increase our revenues;

•                  our ability to raise additional funds;

•                  market conditions within the optical components industry; and

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

Risk Management—Foreign Currency Risk

We are exposed to fluctuations in foreign currency exchange rates and interest rates. As our business has grown and become increasing multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States, in the future we expect that a substantial portion of our revenues will be denominated in U.S. dollars, while the majority of our expenses will continue to be denominated in pounds sterling until such time as our facility in Shenzhen, China is fully operational. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. We engage in currency hedging transactions in an effort to cover any exposure to such fluctuations, and we may be required to convert currencies to meet our obligations. Under certain circumstances, hedging transactions can have an adverse effect on our financial condition. As of January 1, 2005, we held three foreign exchange contracts with a total value of $67.5 million. These contracts expire at various dates from February 2005 to May 2005. In addition, the notes we issued in connection with the acquisition of NNOC are denominated in U.S. dollars.

Contractual Obligations

There have been no material changes to the contractual obligations with the exception of the Waiver Agreement and Addendum to Supply Agreement with Nortel Networks (See PART II Item 5. other information) as at July 3, 2004 disclosed in our Transition Report on Form 10-K/A filed with the SEC on October 5, 2004.

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

Our success will depend on the extent to which demand for optical components, modules and subsystems improves

Projections of dramatic growth in demand for bandwidth between 1999 and 2001 led to telecommunications carriers investing large amounts of capital in developing and expanding their optical networks. When the projected growth did not materialize in 2001, telecommunications companies ceased to expand their networks, and large portions of those networks proved superfluous and currently remain unused. As a result, the demand by telecommunications carriers for optical systems declined dramatically in 2001 and, in turn, the demand for components supplied by us and other vendors to the systems providers also fell sharply. In addition, the lack of demand was exacerbated by excess optical component inventory held by the leading optical systems vendors. This lack of demand persisted in 2002, 2003 and 2004. We are unable to predict whether and how long the lack of demand will last and, in particular, how long it will take before the excess capacity of existing network systems is fully utilized and demand for additional capacity is generated. Additionally, we are unable to determine what and how much inventory optical systems vendors have left. Continuing unfavorable economic conditions and reduced capital spending of a global nature has also affected demand for our products. We are unable to predict how long the economic slowdown will continue, and whether it will worsen. The continued uncertainties in the global economy make it difficult for us to anticipate revenue levels and therefore to make appropriate estimates and plans relating to management of costs. The uncertain demand for optical components has had, and will continue to have, a material adverse effect on our results of operations, and we are not able to predict when or if our results of operations will improve.

We remain highly dependent on Nortel Networks Limited as a customer over the duration of our supply agreement with Nortel Networks Limited

In November 2002, in connection with our acquisition of the optical amplifier and optical transmitter and receiver business of Nortel Networks Corporation, we entered into a three-year, non-exclusive supply agreement with Nortel Networks Limited, a wholly-owned subsidiary of Nortel Networks Corporation. During the six quarter period between November 8, 2002, and March 31, 2004, referred to as the Minimum Commitment Period, Nortel Networks Limited was obligated to purchase from us a minimum of $120.0 million of products and related services regardless of market demand, subject to our meeting certain customary performance criteria relating to quality and delivery, among other things. In addition, Nortel Networks Limited is required to purchase a percentage of its optical components requirements from us until November 2005.

The optical components businesses acquired from Nortel Networks Corporation were historically dependent on their relationship with Nortel Networks Limited and, as a result, we expect to be highly dependent on sales to Nortel Networks Limited, at least during the term of the supply agreement. In addition, Nortel Networks Limited, including its affiliates, has been one of Bookham’s significant customers during the past three years with respect to sales of other Bookham products. Prior to the acquisition, shipments of products to Nortel Networks Limited by the optical components business from Nortel Network Corporation constituted approximately 73%, 52%, and 60%, respectively, of the total sales of these businesses in 2000, 2001 and the first half of 2002. In the six-month period ended December 31, 2003, the six-month period ended July 3, 2004 and the six-month period ended January 1, 2005, the shipments of products to Nortel Networks Limited by the optical components business from Nortel Network Corporation constituted 58%, 46% and 45% of our total revenues, respectively. If Nortel Networks Limited’s financial condition deteriorates because of the continued severe slowdown in the telecommunications industry or due to changes in its own financial position or other circumstances, Nortel Networks Limited may not perform, in full or in part, its obligations under the supply agreement. We may not have a commercially practicable means to recover any shortfall by Nortel Networks Limited of its minimum purchasing commitments. Under certain circumstances, including a bankruptcy proceeding initiated by or against Nortel Networks Corporation and/or Nortel Networks Limited, amounts owed to us by Nortel Networks Limited might not be recoverable and the supply agreement may no longer be enforceable against Nortel Networks Limited.

Although for the year ended December 31, 2003, Nortel Networks Limited reported net earnings from continuing operations of $567 million, Nortel Networks Limited reported a net loss from continuing operations of $2.3 billion and $3.0 billion in its fiscal years ended 2002 and 2001, respectively. In addition, Nortel Networks Corporation, which owns all of Nortel Networks Limited’s common shares, has previously announced workforce reductions and facilities closures and has recently delayed certain regulatory filings, replaced its chief financial officer and the United States Securities and Exchange Commission has announced a formal order of investigation in connection with Nortel Network’s restatement of previous financial results. If Nortel Networks Limited ceases to purchase a substantial amount of products now that the Minimum Commitment Period has expired, our results of operations and business prospects will be materially adversely affected.

We may not be able to retain Nortel Networks Limited as a customer after expiration of the supply agreement, and may be adversely affected by certain terms of the supply agreements as amended.

Our revenues over the period of the supply agreement with Nortel Networks Limited may not be indicative of future revenues generated from sales to Nortel Networks Limited. Given current market conditions, Nortel Networks Limited may not continue to purchase products in the same quantity as it did prior to the expiration of the Minimum Commitment Period. Our revenues from Nortel Networks Limited were $85.6 million, or 59% of our total revenues, for the year ended December 31, 2003, $36.5 million, or 46% of our total revenues, for the six-month period ended July 3, 2004 and $40.0 million, or 45% of our total revenues, for the six-month period ended January 1, 2005. In order to sustain revenues throughout 2005, we will need either to continue a supply relationship with Nortel Networks Limited at a significant level or to increase materially the level of our sales to other customers. If sales under the supply agreement do not continue at the same level after the supply agreement expires or the segment of Nortel Networks Limited’s business that purchases products under the supply agreement is transferred under certain circumstances, our revenues will be adversely affected.

On February 8, 2005, we entered into an addendum to the Nortel Networks Limited supply agreement.  The addendum provides that we will supply Nortel Networks Limited with a last time buy for certain discontinued products, and increase our capacity for and produce certain designated critical product in-feed components.  The addendum also provides that if our cash drops below $25 million, we are  unable to manufacture critical products to a material degree after a cure period or we become subject to certain insolvency events, we will be required to license our assembly, packaging, post-processing and test intellectual property to Nortel Networks and any designated alternative supplier for critical components and cooperate with Nortel Networks in the establishment of an alternative supplier.  If our cash drops below $10 million or we become subject to insolvency events, we must do the same with respect to all products covered by the addendum.  Implementation of these provisions could have an adverse impact on our competitive position and financial results.  While the overall effect of the contract may be to increase our revenues attributable to Nortel Networks Limited over the short term, the addendum provides that we must, if we fail to achieve certain designated delivery or performance requirements, make prepayments to Nortel Networks UK Limited under the notes issued in connection with our acquisition of the optical components business of Nortel on a pro rata basis. These payments range in size from $500,000 to $2,000,000, depending upon the applicable deliverables, up to a aggregate maximum of $8,000,000.  A requirement that we make a number of these repayments could have an adverse affect on our financial condition.

Our debt repayment obligations may affect our ability to operate our business

In connection with our acquisition of the optical components business from Nortel Networks Corporation, we issued to Nortel Networks UK Limited secured interest-bearing notes.  As of February 1, 2005, the aggregate principal amount outstanding under the notes was approximately $45.9 million. The first note, with an aggregate principal amount outstanding of approximately $25.9 million, bears interest at the rate of 7% per year, increasing 0.25% per quarter beginning three months after issue until repayment, up to a maximum rate of 10% per year, and is payable in full no later than November 8, 2006.  As of January 1, 2005, the note bore interest at a rate of 9%. The second note, in the aggregate principal amount of $20 million, bears interest at the rate of 4% per year, and is payable in full no later than November 8, 2007.  Both notes are secured by certain of our and our subsidiaries’ assets. We are required to repay the notes, in full or in part, at earlier times upon the occurrence of various events, including an equity or equity-linked financing by us. The notes also require us to maintain a cash balance of at least $25 million while the notes are outstanding on or after August 7, 2006.  If we are in default pursuant to the terms of the senior unsecured convertible debentures we issued in December 2004, we would trigger a default under the notes issued to Nortel Networks UK Limited, in which event all outstanding principal and accrued interest would be immediately due and payable under such notes.  On December 20, 2004, we issued senior unsecured convertible debentures in a private placement resulting in gross proceeds of $25.5 million.  These debentures bear interest at a rate of 7% per annum payable on each March 31, June 30, September 30 and December 31, while such debentures are outstanding, and on the maturity date.  The debentures may be converted into shares of our common stock at the option of the holder prior to the maturity of the debentures on December 20, 2007.  The conversion price of the Debentures is $5.50.  The debentures may also be converted into common stock by us under certain circumstances.  If we are in default pursuant to the terms of the notes we issued to Nortel Networks UK Limited, we would also trigger an event of default under the debentures, in which event all outstanding principal and interest would be immediately due and payable under the debentures.  Our business currently does not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness or to fund our other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements. If we cannot fund our liquidity needs through alternative sources of capital such as a financing, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances, selling assets, restructuring or refinancing our debt, or seeking additional equity or debt capital. We may not be able to effect any of those remedies on commercially reasonable terms, or at all. If we incur additional debt above current levels, the risks associated with our leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

We and our customers are each dependent upon a limited number of customers

Historically, we have generated most of our revenues from a limited number of customers. For example, in each of the last two calendar years ending December 31, 2003 and December 31, 2004, sales to our top five customers accounted for 83% and 68% of our revenues, respectively. Sales to two of those customers, Nortel Networks Limited and Marconi Communications, respectively, accounted for, 58% and 12% in 2003, 46% and 9% for the first six months of 2004 and 45% and 2% for the last six months ended January 1, 2005. Our dependence on a limited number of customers is due to the fact that the optical systems industry is dominated by a small number of large companies. That market is currently consolidating, thereby reducing the number of potential customers in the industry. This trend may further increase our dependence on a small number of customers. Similarly, our customers depend on a small group of telecommunications carrier customers to purchase their products that incorporate our optical components.

We expect to continue to generate a significant amount of our revenues from the supply agreement with Nortel Networks Limited, which expires in November 2006. The supply agreement provides for Nortel Networks Limited to purchase a percentage of its optical components requirements from us until November 2005. If Nortel Networks Limited’s financial condition deteriorates because of the continued severe slowdown in the telecommunications industry or due to changes in its own financial position or other circumstances, Nortel Networks Limited may not perform, in full or in part, its obligations under the supply agreement. We may not have a commercially practicable means to recover any shortfall by Nortel Networks Limited of its purchase obligations. Our supply agreement with Marconi Communications, which provided for Marconi Communications to purchase $48.3 million of products and services from us, expired in June 2004. As a result of the expiration of the agreement, we expect the amount of revenues we receive from Marconi Communications to decline. The loss of one or more of our customers, or any decrease in revenues earned from Nortel Networks Limited or Marconi Communications, could materially adversely affect our revenues and results of operations. In addition, many of our customers, and their telecommunications carrier customers, have been affected by the downturn in the telecommunications industry and are in poor financial condition. The condition of these companies may affect the amount and type of orders they are able to place with us.

We may not realize the expected benefits from moving our corporate domicile from the United Kingdom to the United States

On September 10, 2004, we completed a scheme of arrangement in which we effectively changed our corporate domicile from the United Kingdom to Delaware. Changing our corporate domicile was complex, time consuming and expensive. In addition, as a company domiciled in the United States, we are subject to additional SEC rules and regulations. In order to realize any benefits from our change in corporate domicile, we will need to achieve the timely, efficient and successful execution of a number of events, including:

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

We need to take specific steps to address compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and there is no assurance we will do so on a timely basis

Compliance with new corporate governance and financial reporting standards, such as those of the Sarbanes-Oxley Act of 2002, has in the past and will in the future continue to involve substantial cost and investment of our management’s time. We are currently evaluating and documenting our internal control systems in order to allow management to report on, and our independent auditors to attest to, our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our management is currently undertaking a comprehensive effort to prepare for the assessment required by Section 404 that will take effect for our fiscal year ending July 2, 2005, and implementing changes to our financial processes and controls, including more timely and complete documentation of judgments made during the financial statement close process and improvements to information technology access and security controls, as well as enhancing the capabilities of our financial and accounting staff regarding US GAAP in light of our reincorporation as a US company. There can be no certainty that these steps, as well as our actions to address the material weakness described below, can be successfully completed on a timely basis. Any failure to comply with these new financial reporting standards could create a negative public perception of our company and could adversely affect our business, operating results and financial condition. This process has been extremely time-consuming and has involved substantial effort on the part of management. We cannot assure you that this evaluation will not result in the identification of significant control deficiencies or material weaknesses or that our auditors will be able to attest to the effectiveness of our internal control over financial reporting.

We were informed by Ernst & Young LLP, our independent registered public accounting firm, of a material weakness in our internal controls in connection with the preparation of our financial statements for the three-month period ended October 2, 2004, as previously disclosed in our Quarterly Report on 10-Q for that period. Ernst & Young LLP informed us and our audit committee that we had incorrectly included certain foreign currency translation adjustments in our statement of operations for such three month period rather than reflecting such adjustments as cumulative translation adjustments within shareholders’ equity on our balance sheet for that period in accordance with FAS 52, Foreign Currency Translation. As a result, our net loss for the three-month period ended October 2, 2004 was $38.3 million, rather than $37.1 million as previously reported in our earnings press release issued on October 26, 2004. Ernst & Young LLP advised us that this condition is a material weakness in our internal control over financial reporting. We have reviewed the appropriate application of FAS 52 with Ernst & Young LLP and are in the process of implementing procedures designed to assure its proper allocation in the future.

As a result of our global operations, our business is subject to currency fluctuations that may adversely affect our operating results

Due to our multi-national operations in Europe, North America and Asia, our business is subject to fluctuations based upon changes in the exchange rates among the currencies in which we collect revenues and pay expenses. In particular, despite our change in domicile, the majority of our expenses continue to be denominated in pounds sterling, while a substantial portion of our revenues are denominated in US dollars. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and pay expenses, affect our operating results. In recent periods, the value of the U.S. dollar has declined significantly in comparison with the pound sterling and the euro. The average US dollar exchange rate has moved from $1.82 per pound sterling in the second quarter of 2004 to $1.86 per pound sterling for the quarter ended January 1, 2005, which represents a 2% decline in the strength of the U.S. dollar relative to the pound sterling. Continued weakness of the U.S. dollar versus the pound sterling will adversely affect our margins and cash flow and make it more difficult for us to achieve improvements in our operating results in the short term. We engage in currency hedging transactions in an effort to cover any exposure to such fluctuations, and we may be required to convert currencies to meet our obligations, however, under certain circumstances, hedging transactions can have an adverse effect on our financial condition.

We have substantially redefined our business, making it difficult to evaluate our business based upon our historical financial results

From 1997 through 2000, our principal product line was based upon our proprietary silicon-based integrated optical circuitry, or ASOC, platform. In 2001 and 2002, as market demand for optical components continued to decline and some companies began to exit the industry, we redefined our business away from our product line of ASOC-based, passive, fully-integrated components towards providing a range of active optical components. As a result, in 2002 and 2003, we discontinued development of our ASOC-based products and shifted our strategic focus to becoming a supplier of optical components for the telecommunications market through the acquisition of companies or product lines. In the past three years, our acquisitions have included New Focus and the optical components businesses of Marconi Communications and Nortel Networks. This shift in our business model has substantially redefined our business plan and expanded our market focus and has resulted in large changes in our revenues and expenses as we acquire and integrate companies and product lines. As a result of our past acquisitions and our continued plan to acquire and integrate additional companies or product lines that we believe can be exploited in the current market environment, our financial results for any period or changes in our results across periods may continue to dramatically change. Our historical financial results, therefore, should not be relied upon to accurately predict our future operating results, thereby making the evaluation of our business more difficult.

We have generated substantial losses to date and will generate substantial losses in the future unless we achieve significant revenue growth

We incurred substantial net losses in 2001, 2002, 2003, the six-month period ended July 3, 2004 and the six-month period ended January 1, 2005. Historically, we have failed to predict the revenues required to achieve cash flow break-even. For example, in October 2002, we stated that we believed we had reduced the revenues required to achieve cash flow break-even to approximately $75.0 million per quarter and in February and June 2003, we stated that we intended to reduce the quarterly revenues required to achieve cash flow break-even to $73.8 million and to between $49.2 million and $57.4 million, respectively. All of these predictions proved inaccurate. You should not rely on any of our previously announced break-even levels and we believe that given current market uncertainties, it is not currently possible to predict when, or at what level, break-even operations will, if ever, be achieved. We may never generate sufficient revenues to achieve profitability or meet our liabilities as they come due. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. To date, we have been financed largely by our existing cash balances and our operating cash flows. Despite our private placement of $25.5 million of our 7% senior unsecured convertible debentures and warrants to purchase common stock in December 2004, our existing cash balances and any future revenues may not be sufficient to cover all future losses. Given our existing level of losses, we anticipate that we may need to raise funding through external sources such as equity financings during the next twelve months. If we are unable to obtain external funding, our ability to continue operations will be significantly adversely affected.

We expect to acquire businesses as part of our strategy, and we will need to integrate them successfully

Acquisitions have historically been an important part of our business strategy and will form part of our strategy in the future. For example, in 2002 Bookham Technology plc acquired the optical components businesses of Marconi Optical Components Limited and Nortel Networks. In July 2003, Bookham Technology plc acquired substantially all of the assets and certain liabilities of Cierra Photonics for consideration of 307,148 shares of our common stock. An additional 38,810 shares of our common stock have been issued to Cierra, now CP Santa Rosa Enterprises, and up to an additional 155,000 shares of our common stock may be issued in the future upon achievement of certain revenue milestones. In October 2003, Bookham Technology plc acquired Ignis Optics for consideration of 802,802 shares of our common stock (with up to 78,084 shares of common stock issuable in the future upon achievement of certain revenue milestones). In March 2004, Bookham Technology plc acquired New Focus for consideration of 7,866,600 shares of our common stock. In June 2004, Bookham Technology plc acquired Onetta for consideration of 2,764,030 shares of our common stock. Any acquisition transaction could involve the issuance of a significant number of new equity or debt securities and/or the payment of substantial cash consideration. If we fund acquisitions in whole or in part through the issuance of equity securities, our existing shareholders may experience substantial dilution. We may also be required to make significant investment in acquired companies to facilitate commercialization of their products or to support the integration of their operations with ours. Any acquisition may also involve significant management time and attention, which could cause disruption to our overall operations. Any acquisition resulting in entry into a new market, such as our acquisition of Ignis Optics, a company in the data communications sector, and New Focus, a company in the photonics and microwave sector, could present numerous challenges including diversion of financial and managerial resources and creation of uncertainty among existing customers. Moreover, if we are unable to integrate successfully any newly acquired business or technologies, we may be unable to achieve our strategic goals and our business could suffer. Specifically, we are now in the process of integrating the operations of New Focus and Onetta with our existing business and may experience problems in connection with this integration. The success of our strategy depends on the success of the integration process. Although substantially all of the integration is complete, the integration may not be successful and may result in unanticipated operational, developmental, personnel or other problems. Any of these problems could adversely affect our results of operations. We currently intend to continue Ignis Optics, New Focus and Onetta as separate legal entities.

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

Delays or deferrals in purchasing decisions may increase as we develop new or enhanced products for new markets, including data communications, aerospace, industrial and military. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each customer’s decision to delay or defer purchases from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, net income for any quarterly period in which material orders fail to occur, are delayed, or deferred could vary significantly.

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

We generate a significant portion of our revenues internationally and therefore are subject to additional risks associated with the extent of our international operations

Our revenues for the six-month period ended January 1, 2005, the six-month period ended July 3, 2004, and the years ended December 31, 2003, 2002 and 2001 were $24.2 million, $20.4 million, $13.5 million, $4.7 million and $2.9 million, respectively, in the United States and $ 65.2 million, $59.3 million, $132.7 million, $47.2 million and $28.7 million, respectively, outside the United States.

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

If our customers do not qualify our manufacturing lines or the manufacturing lines of our subcontractors for volume shipments, our operating results could suffer

Most of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Our customers may also require that we, and any subcontractors that we may use, be registered under international quality standards, such as ISO 9001. Any relocation or consolidation of our manufacturing lines from existing manufacturing facilities, such as our shift of manufacturing capacity to Shenzhen, China, may need to undergo qualification by our customers before commercial production on these lines can recommence. In addition, we have in the past, and may in the future, encounter quality control issues as a result of relocating our manufacturing lines or introducing new products to fill production. The qualification process, whether in connection with new products or the relocation of manufacturing lines for current products, determines whether the manufacturing line meets the quality, performance and reliability standards of customers and organizations that set industry standards. We may experience delays in obtaining customer qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed.

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

We could be adversely affected if we are unable to manage our manufacturing capacity to meet fluctuating levels of demand for our products

A significant and steady decline in the demand for optical components beginning in 2001 resulted in marked underutilization of our manufacturing capacity, and, in July 2002, we announced that we were closing our manufacturing facilities in Swindon, U.K. and Maryland, US. In 2002, we acquired a manufacturing facility in Caswell, U.K. as part of the acquisition of the optical components business of Marconi Optical Components Limited, and in connection with our acquisition of the optical components business from Nortel Network Corporation, we acquired four more manufacturing facilities located in the United Kingdom, Canada and Switzerland. All of these facilities are underutilized. In 2004, in connection with our acquisition of New Focus, we acquired two additional manufacturing facilities. We have closed our Ottawa, Canada manufacturing facility and have transferred its operations to our Caswell site, and we have closed our Abingdon, U.K. manufacturing facility. In addition, we have announced a restructuring plan which includes moving a majority of our assembly and test operations to our facility in Shenzhen, China. We are in the process of transferring manufacturing operations previously undertaken at our Paignton U.K. facility and closing our former headquarters facility at Abingdon, U.K. Fluctuations in customer demand, combined with the acquisition of these additional manufacturing facilities, present challenges and will require us to evaluate manufacturing capacity and to assess and predict demand appropriately in order to ensure availability and staffing of manufacturing facilities sufficient to meet that demand. Failure to do so on a timely basis could have an adverse effect upon gross margins or have the effect of increasing overall operating expenses.

We may incur significant restructuring charges that will adversely affect our results of operations

In light of our restructuring and cost reduction measures in 2002, 2003 and 2004 in response to the depressed demand for optical components, and our consolidation activities, we have incurred significant restructuring related charges. Such charges totaled $7.9 million, $4.3 million, a $0.6 million credit, $0 and a $0.2 million credit for the quarters ended January 1, 2005, October 2, 2004, July 3, 2004, April 4, 2004 and December 31, 2003, respectively. In 2004, we announced further restructuring plans, which include moving the majority of our assembly and test operations from our site in Paignton, U.K. to our facility in Shenzhen, China and closing our former headquarters facility in Abingdon, U.K. We anticipate that these restructuring plans will be completed by December 31, 2005 and we expect to incur total restructuring charges in the range of $24.0 million to $30.0 million relating to this program over this time period. We may incur additional charges in the future. These charges, along with any other charges, have adversely affected, and will continue to adversely affect, our results of operations for the periods in which such charges have been or will be incurred.

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

Our products are complex, may take longer to develop than originally anticipated and are highly dependent on the needs of our customers’ design and development programs

Many of our new products must be tailored to customer specifications. As a result, we are constantly developing new products and using new technologies in those products. These products often take 12 to 18 months to develop because of their complexity and because customer specifications sometimes change during the development cycle. We fund a significant majority of the design work, but have in the past received small contributions from customers, which we credit against research and development expenditure. In the event that a customer cancelled or modified a design project before we began large-scale manufacture of the product and received revenue from the customer, we would not be able to recover those expenses and our results of operations would be adversely affected. It is difficult to predict with any certainty, particularly in the present economic climate, the frequency with which customers will cancel or modify their projects, or the effect that any cancellation or modification would have on our results of operations. The complex production processes for our products require careful and constant maintenance of fine tolerances that can be disrupted by unknown or unforeseen causes. Our products may also contain defects when first introduced or as new versions are released. We could also incur significant unanticipated costs in attempting to complete the development of new products or to fix defective products. In addition, the need to contain research and development costs may have an adverse effect on our development of new products and enhancement of existing product offerings.

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

We may be faced with product liability claims

Despite quality assurance measures, there remains a risk that defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects and for consequential damages. They could, moreover, impair the market’s acceptance of our products. Both could have a material adverse effect on our business and financial condition. In addition, we may assume product warranty liabilities related to companies we acquire which could have a material adverse effect on our business and financial condition. In order to mitigate the risk of liability for damages, we carry product liability insurance with a $26.0 million aggregate annual limit and errors and omissions insurance with a $5.0 million annual limit. We cannot assure investors that this insurance could adequately cover our costs arising from defects in our products or otherwise.

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

If we fail to obtain the right to use the intellectual property rights of others necessary to operate our business, our ability to succeed will be adversely affected

The telecommunications and optical components markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and our competitors. Optical component suppliers may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us. In the future, we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products for our markets. Licenses granting us the right to use third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results. Our larger competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage.

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

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock

We account for our acquisitions, including the acquisition of New Focus, using the purchase method of accounting. In accordance with U.S. GAAP, we allocate the total estimated purchase price to the acquired company’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of announcement of the transaction, and record the excess of the purchase price over those fair values as goodwill. With respect to our acquisition of New Focus, we expensed the portion of the estimated purchase price allocated to in-process research and development in the first quarter of 2004. We will incur an increase in the amount of amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the merger on an annual basis. To the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. In addition, in the past, after the completion of a transaction, we have amended the provisional values of certain inventory we obtained as part of transactions, specifically the Nortel Networks acquisition. This amendment resulted in the value of our inventory being increased by $20.2 million, current liabilities being increased by approximately $1.3 million, intangible assets being decreased by approximately $9.1 million and property, plant and equipment increased by $9.8 million. We cannot assure you that we will not have to make other similar modifications to our historical financial results in the future. In addition, there can be no assurance that we will not incur restructuring charges as a result of any such transaction, which may have an adverse effect on our earnings.

Our business involves the use of hazardous materials, and environmental laws and regulations may expose us to liability and increase our costs

We historically have handled small amounts of hazardous materials as part of our manufacturing activities and now handle more and different hazardous materials as a result of the manufacturing processes related to New Focus, the optical components business acquired from Nortel Network Corporation and the product lines we acquired from Marconi Optical Components Limited. Consequently, our operations are subject to environmental laws and regulations governing, among other things, the use and handling of hazardous substances and waste disposal. We may be required to incur environmental costs to comply with current or future environmental laws. As with other companies engaged in manufacturing activities that involve hazardous materials, a risk of environmental liability is inherent in our manufacturing activities, as is the risk that our facilities will be shut down in the event of a release of hazardous waste. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business.

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

On February 13, 2002, Howard Yue, the former sole shareholder of Globe Y Technology, Inc., a company acquired by New Focus in February 2001, filed a lawsuit against New Focus and several of its officers and directors in Santa Clara County Superior Court. The lawsuit is captioned Howard Yue v. New Focus, Inc. et al., Case No. CV808031, and asserts claims stemming from New Focus’s acquisition of Globe Y Technology, Inc.  The plaintiff has amended his complaint several times following the Court’s dismissal of his earlier complaints. Currently, the plaintiff’s fifth amended complaint alleges the following causes of action against New Focus: violation of §25400 and §25500 of the California Corporations Code; violation of §§1709-1710 of the California Civil Code; violation of §25402 of the California Corporations Code; violation of §17200 and §17500 of the California Business & Professions Code; fraud and deceit by concealment; fraud and deceit by active concealment; fraud and deceit based upon non-disclosure of material facts; negligent misrepresentation; and breach of contract and the duty of good faith and fair dealing. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. New Focus recently filed an answer to the plaintiff’s fifth amended complaint denying the plaintiff’s allegations and asserting various defenses.

In addition, in October 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages in connection with Mr. Yue’s conduct during the acquisition of Globe Y Technology, Inc. by New Focus. Discovery is ongoing in both the lawsuit by Mr. Yue and New Focus’s cross-complaint. In February 2004, New Focus filed a corrected amended cross-complaint against Mr. Yue. In May 2004 Mr. Yue filed an answer to New Focus’s corrected amended cross-complaint denying New Focus’s allegations and asserting various defenses. A trial date has been set for March 21, 2005. New Focus intends to conduct a vigorous defense of this lawsuit.

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

The future sale of substantial amounts of our common stock could adversely affect the price of our common stock

On December 20, 2004, we issued convertible debentures and warrants in a private placement with institutional investors. The debentures and warrants issued in connection with the private placement are convertible or exercisable, as applicable, for up to an aggregate of 7,797,526 shares of our common stock, subject to adjustment in certain circumstances. In March 2004, Bookham Technology plc issued what amounted to approximately 7.9 million shares of our common stock in connection with the New Focus merger. In addition, in connection with Bookham Technology plc’s acquisition of the optical components business from Nortel Network Corporation, Bookham Technology plc issued to Nortel Networks Limited, Nortel Networks Optical Components Limited, and Nortel Networks UK Limited, an aggregate of 6.1 million shares of our common stock and a warrant to purchase 900,000 shares of our common stock. As of January 1, 2005, Nortel Networks Limited held approximately 2,378,941 shares of our common stock, Nortel Networks Optical Components Limited held approximately 721,058 shares of our common stock, and Nortel Networks UK Limited held approximately 900,000 shares of our common stock. Other stockholders or groups of stockholders also hold significant percentages of our shares of common stock. For example, our directors and executive officers collectively beneficially held approximately 10% of our outstanding shares of common stock as of January 1, 2005. Sales by stockholders who acquired shares pursuant to the New Focus merger, by Nortel Networks, by institutional investors holding the convertible debentures and warrants or by other holders of substantial amounts of our shares in the public or private market could adversely affect the market price of our common stock by increasing the supply of shares available for sale compared to the demand in the private and public capital markets to buy our common stock. These sales may also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate to meet our capital needs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rates

We finance our operations through a mixture of stockholders’ funds, loan notes, finance leases and working capital. Throughout the period, our only exposure to interest rate fluctuations was on our cash deposits and certain of our dollar denominated Nortel notes and 7.0% debentures.

We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts.

Foreign currency

Due to our multinational operations, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue and pay expenses.  Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we may from time to time have to exchange currency to meet our obligations.  These currency conversions are subject to exchange the fluctuations, in particular, changes in the value of the pound sterling is estimated that the US dollar.  In an effort to mitigate any exposure to those fluctuations, we engage in currency hedging transactions.  It's estimated that a 10% fluctuation in the dollar at July 3, 2004 would have led to a profit of $7.1 million (dollar weakening), or loss of $7.5 million (dollar strengthening) on our outstanding trades.  At January 1, 2005 a similar fluctuation would have impacted the outstanding trades by a profit of $6.5 million (dollar weakening) and profit of $0.7 million (dollar strengthening).  There have been no material changes to our exposure to market risk from that which was disclosed in our Transition Report on Form 10-K/A, for the transition period from January 1, 2004 to July 3, 2004.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of January 1, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of January 1, 2005, our disclosure controls and procedures were (1) designed to ensure that material information relating to Bookham, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared, and (2) effective in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our management is currently undertaking a comprehensive effort to prepare for the assessments required by Section 404 of Sarbanes-Oxley that will take effect for our fiscal year ending July 2, 2005 and have also evaluated the financial statement close process necessary for the preparation of our required SEC filings in light of our conversion to U.S. GAAP in connection with our reincorporation as a Delaware corporation on September 10, 2004 and the requirements of Section 404. In view of our reincorporation, we hired a U.S. controller with experience in U.S. GAAP and U.S. public reporting requirements and continued to educate our entire accounting staff in U.S. GAAP and invest in personnel and infrastructure to facilitate the closing of interim financial results under U.S. GAAP. We have also concluded that certain processes and controls need to be improved, including more timely and complete documentation of judgments made during the financial statement close process and improvements to information technology access and security controls. These initiatives were commenced during the quarter ended October 2, 2004, and will continue into subsequent fiscal quarters.

Except as noted above, there was no change in our internal control over financial reporting during the fiscal quarter ended January 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

This information was previously reported in our current Report on Form 8-K filed with the Security and Exchange Commission on December 21, 2004.

Item 5.  Other Information

Waiver Agreement

On February 8, 2005, the Company, Bookham Technology plc, our wholly-owned subsidiary, and certain of our other subsidiaries entered into a Notes Amendment and Waiver Agreement with Nortel Networks Corporation and Nortel Networks UK Limited, relating to cash balance covenant set forth in the promissory notes issued in connection with our acquisition of the optical components business of Nortel, as amended in December 2004, which are described in more detail in Note 11 to Financial Statements included in Item 1 of this Report. These notes in an aggregate principal amount of $50 million include a covenant requiring that we maintain a cash balance of at least $25 million while the notes are outstanding.  Under the waiver, the obligation to maintain this cash balance is waived until August 8, 2006.

Addendum to Supply Agreement

On February 8, 2005, we also entered into an addendum to the Optical Components Supply Agreement with Nortel Networks Limited dated November 8, 2002, which we refer to as the Supply Agreement.  The addendum effects the following changes to the Supply Agreement.

•                                          The term of the Supply Agreement is extended by one year to November 2006, provided that Nortel Networks’ obligation to purchase a percentage of certain optical components from us will expire by its terms in November 2005.

•                                          Nortel Networks has provided a preliminary request for last time buys, to be confirmed by February 21, 2005, for certain of our discontinued products, which Nortel Networks will be obligated to purchase as these products are manufactured and delivered.  If we fail to meet milestones for last-time buy outs by more than 10% for three consecutive weeks, and do not rectify the failure within 30 days, those products will be deemed critical products, subject to the relevant provisions of the Supply Agreement described below.

•                                          At Nortel Networks’ request, we have agreed to increase our manufacturing of certain critical product wafer infeeds against a Nortel Networks’ agreed manufacturing schedule.  Upon manufacture and placement into inventory, Nortel Networks has agreed to pay a holding and inventory fee pending Nortel Networks’ outright purchase of such wafers.  In additional, Nortel Networks may, at its election supply any capital equipment required in connection with the requisite inventory buildup or extend the time period for meeting its demand if its demand requires us to increase our capital equipment to meet the demand in the required time period.

•                                          If at any time we (a) have a cash balance of less than $25 million; (b) are unable to manufacture critical products in any material respect, and that inability continues uncured for a period of six weeks, or (c) are subject to an insolvency event, such as a petition or assignment in bankruptcy, appointment of a trustee, custodian or receiver, or entrance into an arrangement for the general benefit of creditors, then we shall grant a license for the assembly, test, post-processing and test intellectual property (but excluding wafer technology) of certain critical products to Nortel Networks and to any designated alternative supplier.

•                                          If our cash balance is less than $10 million or there is an insolvency event, Nortel Networks Limited shall have the right to buy all Nortel inventory we hold, and we shall grant a license to Nortel Networks Limited or any alternative supplier for the manufacture of all products covered by the Addendum.

•                                          Our licensing and related obligations terminate on February 8, 2007, unless the license has been exercised, in which case they would terminate 24 months from the date the license was exercised, provided that at that time, among other things, we have a cash balance of $25 million and are able to meet Nortel Network’s demand for the subject products.

Pursuant to the addendum, we are obligated to make repayments under the $30 million note, of which approximately $25.9 million principal amount is currently outstanding, and the $20 million note issued to Nortel Networks UK Limited on a pro rata basis in the following amounts upon the occasion of any one of the events described below:

•                                          $500,000 if we fail to deposit intellectual property relating to critical components in escrow by April 30, 2005.

•                                          $1.0 million if we fail to deposit intellectual property relating to all covered products in escrow and our cash balance has fallen below $10 million (reduced to $500,000 if the previous prepayment was made).

•                                          $1.0 million in each case if (a) we fail to deliver 90% of scheduled last time buys through April 2005, subject to cure provisions, (b) we fail to meet 90% of scheduled critical component wafer manufacturing through August 2005, subject to cure provisions or (c) we fail to use commercially reasonable efforts to provide for an alternative supplier of two identified product lines when obligated to do so under the agreement.

•                                          $2.0 million in each case if (a) we fail to deliver 75% of scheduled last time buys through August 2005, subject to cure provisions, or (b) fail to meet 75% of scheduled critical product deliveries through November 2005, subject to cure provisions.

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

BOOKHAM, INC.

	By:	/s/ Stephen Abely
Stephen Abely
February 10, 2005		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

10.1*

Restructuring Agreement, dated as of December 2, 2004, among Bookham Technology plc, Bookham, Inc., certain subsidiaries of Bookham, Inc., Nortel Networks Ltd UK Limited and Nortel Networks Corporation

10.2	Amended and Restated Series A-2 Senior Secured Note Due 2007
10.3	Amended and Restated Series B-1 Senior Secured Note Due 2008
10.4 (1)	Securities Purchase Agreement, dated as of December 20, 2004, by and between Bookham, Inc. and the Investors (as such term is defined therein)
10.5 (1)	Registration Rights Agreements, dated as of December 20, 2004, by and between Bookham, Inc. and the Investors (as such term is defined therein)
10.6 (1)	Form of Debenture
10.7 (1)	Form of Warrant
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

*

The exhibits and schedules to this agreement were omitted by Bookham, Inc. Bookham, Inc. agrees to furnish any exhibit or schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.

(1)	Incorporated by reference to Bookham, Inc.’s current report on Form 8-K (file no. 000-30684) filed with the Securities and Exchange Commission on December 21, 2004