Form 10-Q
period 2005-04-02
BOOKHAM, INC.
filed 2005-05-17
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 4, 2005, there were 33,805,437 shares of common stock outstanding.

BOOKHAM, INC.

PART I Financial Information

Item 1.	Condensed Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of April 2, 2005 (Unaudited) and July 3, 2004	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended April 2, 2005 and April 4, 2004 (Unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended April 2, 2005 and April 4, 2004 (Unaudited)	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47

PART II Other Information

Item 1.	Legal Proceedings	49
Item 6.	Exhibits	49

Signatures		50
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BOOKHAM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands except per share amount)

	April 2, 2005	July 3, 2004
	(Unaudited)	(A)
Assets — Note 14

Current assets:
Cash and cash equivalents	$27,475	$109,682
Restricted cash	3,338	—
Short-term investments	6,974	6,985
Accounts receivable, net	21,393	13,565
Amounts due from related parties, net	15,477	15,954
Inventories	49,393	48,339
Prepaid expenses and other current assets	15,471	17,887
Assets held for resale	14,442	13,908

Total current assets	153,963	226,320

Long-term restricted cash	4,265	4,434
Goodwill	19,977	119,953
Other intangible assets, net	32,568	43,849
Property and equipment, net	70,836	72,369
Long-term investments	—	1,100

Total assets	$281,609	$468,025

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$32,987	$28,765
Amounts owed to related parties	532	628
Short-term capital lease obligations	—	5,131
Accrued expenses and other liabilities	37,579	38,351
Current portion of loans due	56	53

Total current liabilities	71,154	72,928

Non-current portion of loans due	379	400
Loans due to related party	45,860	50,000
7% convertible note	18,855	—
Other long-term liabilities	9,420	14,107

Total liabilities	145,668	137,435

Commitments and contingencies – Note 11

Stockholders’ equity:
Common stock:
$0.01 par value; 175,000 shares authorized; 33,805 and 32,613 shares issued at April 2, 2005 and July 3, 2004, respectively.	338	326
Additional paid-in capital	925,774	917,639
Deferred compensation	(1,123)	(1,354)
Accumulated other comprehensive income	38,953	33,035
Accumulated deficit	(828,001)	(619,056)

Total stockholders’ equity	135,941	330,590

Total liabilities and stockholders’ equity	$281,609	$468,025

(A)	Derived from audited consolidated financial statements included in the Company’s Transition Report on Form 10-K/A for the transition period from January 1, 2004 to July 3, 2004.

The accompanying notes are an integral component of these condensed consolidated financial statements.

BOOKHAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	April 2, 2005	April 4, 2004	April 2, 2005	April 4, 2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
External revenues	$30,684	$21,048	$80,015	$45,159
Revenues from related parties	19,255	19,918	59,239	74,242

Total revenues	49,939	40,966	139,254	119,401

Cost of revenues	49,392	41,760	144,352	116,853

Gross profit (loss)	547	(794)	(5,098)	2,548

Operating expenses:
Research and development	10,648	12,451	35,071	36,353
Selling, general and administrative	13,957	13,426	45,595	28,480
Amortization of other intangible assets	2,855	2,764	8,318	6,505
In-process research and development	—	5,666	—	5,911
Restructuring charges	3,777	—	16,028	23,761
Stock-based compensation expense	289	—	532	—
Profit on disposal of property and equipment	—	(5,097)	(650)	(8,157)
Goodwill impairment charge	98,136	—	98,136	—

Total operating expenses	129,662	29,210	203,030	92,853

Operating loss	(129,115)	(30,004)	(208,128)	(90,305)

Other income (expense):
Other income (expense), net	82	—	1,338	(153)
Interest income(expense)	(2,208)	1,741	(2,150)	7,308
Gain (loss) on foreign exchange	1,666	(3,211)	12	(9,470)

Total other expense, net	(460)	(1,470)	(800)	(2,315)

Loss before income taxes	(129,575)	(31,474)	(208,928)	(92,620)

Income tax (expense) credit	—	—	(17)	3,439

Net loss	$(129,575)	$(31,474)	$(208,945)	$(89,181)

Net loss per share (basic and diluted):	$(3.86)	$(1.31)	$(6.27)	$(4.03)

Weighted average shares of common stock outstanding (basic and diluted):	33,556	23,976	33,322	22,144

Amortization of deferred stock compensation relates to the following expense categories:
Cost of revenues	$(42)	$—	$(24)	$—
Research and development	(38)	—	(4)	—
Selling, general and administrative	369	—	560	—

Total	$289	$—	$532	$—

The accompanying notes are an integral component of these condensed consolidated financial statements.

BOOKHAM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

Nine Months Ended
April 2,	April 4,
2005	2004
(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(208,945)	$(89,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	15,095	7,716
Impairment of property and equipment	449	3,461
Amortization of other intangible assets	8,318	6,505
Stock-based compensation	532	—
Write-back of acquisition expenses not incurred	1,807	—
Gain on sale of property and equipment	(650)	(8,157)
Impairment of goodwill	98,136	—
Tax credit recognized for research and development activities	—	(3,719)
Foreign currency exchange rate movements on notes	(1,316)	(8,383)
Amortization of interest expense for warrants and beneficial conversion feature	231	—
In-process research and development charges	—	5,911
Changes in operating assets and liabilities:
Accounts receivable, net	(7,117)	(2,684)
Inventories	117	9,016
Prepaid expenses and other current assets	2,297	3,038
Accounts payable	3,393	(7,710)
Accrued expenses and other liabilities	(5,058)	4,761

Net cash used in operating activities	(92,711)	(79,426)

Cash flows from investing activities:
Proceeds from settlement of Westrick loan note	1,200	—
Conversions of restricted cash	(1,893)	—
Purchase of property and equipment	(12,470)	(9,274)
Proceeds from sale of property and equipment	1,298	10,845
Acquisitions, net of cash acquired	—	91,492
Proceeds from disposal of subsidiaries (net of costs)	5,736	—

Net cash (used in) provided by investing activities	(6,129)	93,063

Cash flows from financing activities:
Proceeds from issuance of common stock	3	3,262
Proceeds from exercise of common stock warrant	55	—
Proceeds from issuance of convertible notes and warrants to purchase common stock, net of issuance costs	24,175	—
Repayment of capital lease obligations	(5,131)	(468)
Repayment of loans	(4,161)	(49)

Net cash provided by financing activities	14,941	2,745

Effect of exchange rate changes on cash	1,692	8,198

Net (decrease) increase in cash and cash equivalents	(82,207)	24,580
Cash and cash equivalents at the beginning of the period	109,682	117,546

Cash and cash equivalents at the end of the period	$27,475	$142,126

The accompanying notes are an integral component of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Nature of Business

References to “the Company” or “Bookham” mean Bookham, Inc. and its subsidiaries and refers to Bookham’s consolidated business activities since September 10, 2004 and Bookham Technology plc’s consolidated business activities prior to September 10, 2004.

Bookham is a Delaware corporation and was incorporated on June 29, 2004. On September 10, 2004, pursuant to a scheme of arrangement under U.K. law, Bookham became the publicly traded parent company of the Bookham Technology plc group of companies, including Bookham Technology plc, a public limited company incorporated under the laws of England and Wales whose stock was previously traded on the London Stock Exchange and the NASDAQ National Market. The Company’s common stock is traded on the NASDAQ National Market under the symbol “BKHM.” This Form 10-Q includes financial information for the three and nine month periods ended April 2, 2005 and compares these results with the three and nine month periods ended April 4, 2004 for the statement of operations, compares the nine months ended April 2, 2005 to the nine months ended April 4, 2004 for the statement of cash flows and compares the balance sheet at April 2, 2005 to the balance sheet at July 3, 2004.

Note 2. Basis of Preparation

The accompanying unaudited condensed consolidated financial statements as of April 2, 2005, and for the three and nine months ended April 2, 2005 and April 4, 2004, have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and include the accounts of Bookham, Inc. and all of its subsidiaries. Information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at April 2, 2005, and the consolidated operating results for the three and nine months ended April 2, 2005 and April 4, 2004, and cash flows for the nine months ended April 2, 2005 and April 4, 2004. The consolidated results of operations for the three and nine months ended April 2, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending July 2, 2005.

Management makes estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and footnotes. Actual results could differ materially from those estimates. Management believes that some of the more critical accounting estimates and related assumptions that affect the Company’s financial condition and results of operations are in the areas of revenue recognition, legal contingencies, receivables, inventories, business restructuring and goodwill and other intangible assets. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the period that they are determined to be necessary.

The condensed consolidated balance sheet at July 3, 2004 has been derived from the audited condensed consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain comparative amounts have been reclassified to conform to current period presentations.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes included in the Company’s Transition Report on Form 10-K/A for the transition period from January 1, 2004 to July 3, 2004.

The financial statements have been prepared on a going concern basis. The Company has incurred losses and negative cash flows from operations since its inception. As of April 2, 2005 the Company had working capital of $82.8 million, and an accumulated deficit of $828.0 million. For the nine months ended April 2, 2005, the Company used $92.7 million of cash in operating activities and had a net loss of $129.6 million. The Company’s ability to meet obligations in the ordinary course of business is dependent on its ability to establish profitable operations and raise additional financing. Management believes it will be able to secure additional sources of financing in the next twelve months through the sale of assets, issuance of additional equity securities and through borrowings secured by certain properties which the Company owns. Management also intends to delay or reduce expenditures in the event additional financial resources are not available on terms acceptable to the Company. The Company’s inability to secure the necessary financing would have a material adverse affect on the Company’s financial condition and results of operations. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of assets and liabilities that may result from the outcome of this uncertainty.

The condensed consolidated balance sheet of the Company as of July 3, 2004 and the related consolidated statements of operations for the three and nine months ended April 2, 2004 and cash flows for the nine months ended April 4, 2004 contained in this Quarterly Report on Form 10-Q have been prepared in conformity with US GAAP, or derived from audited consolidated financial statements that had been prepared in conformity with US GAAP and have been translated from pounds sterling into US Dollars using the exchange rates set forth below. Translation differences are recorded in other comprehensive income.

Statement of
Operations	Balance Sheet

Three months ended April 4, 2004	1.835	1.855
Nine months ended April 4, 2004	1.712	1.855
As of July 3, 2004		1.820

Note 3. Stock-based Compensation

The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under the intrinsic value method, the Company has only recorded stock-based employee compensation resulting from stock options granted at below fair market value. Stock-based compensation expense reflected in the as reported net loss includes expenses for restricted stock awards and option modifications and the amortization of certain acquisition related deferred compensation expense. No tax benefits were attributed to the stock-based employee compensation expense during the periods presented because valuation allowances were maintained on substantially all of the Company’s net deferred tax assets.

The following table illustrates the pro forma effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation data:

	Three months ended		Nine months ended
	April 2, 2005	April 4, 2004	April 2, 2005	April 4, 2004
	(in thousands, except per share data)		(in thousands, except per share data)
Net loss as reported	$(129,575)	$(31,474)	$(208,945)	$(89,181)

Add: Stock-based compensation cost, included in the determination of net loss as reported	289	—	532	—
Deduct: Total stock-based employee compensation determined under the fair value method for all awards	(1,048)	—	(6,034)	—

Pro forma net loss	$(130,334)	$(31,474)	$(214,447)	$(89,181)

Net loss per share:

Basic and diluted as reported	$(3.86)	$(1.31)	$(6.27)	$(4.03)

Basic and diluted pro forma	$(3.88)	$(1.31)	$(6.44)	$(4.03)

On February 9, 2005, the Company awarded restricted stock grants totaling 249,859 common shares to the Chief Executive Officer and the Chief Financial Officer (“the Participants”) under the Company’s 2004 Stock Incentive Plan in exchange for a significant portion of their outstanding stock options as of that date. Pursuant to the terms of the award, the shares shall vest in their entirety and become free from transfer restrictions on the one year anniversary of the grant date provided that (A) the Participant has been continuously employed by the Company during the period, (B) on or before the anniversary, the Company has filed on a timely basis any report required pursuant to Item 308 of Regulation S-K and (C) on the anniversary date the Company does not have any material weakness that has not been remedied to the satisfaction of the Audit Committee of the Company’s board of directors. In the event the

Participant’s employment with the Company is terminated for any reason other than his death, his disability or a change of control of Bookham, all of the shares will be forfeited and the Participant shall have no further rights with respect to the shares. The Company recorded deferred compensation of approximately $750,000 representing the fair market value of the restricted shares on the date of the grant. The deferred compensation will be amortized over the term of the agreement as a charge to compensation expense, however, because there are performance metrics which prevent the shares from being vested over the term of the agreement, the grants will be fair valued at each reporting period and deferred compensation will be adjusted accordingly. The Company recorded an expense of $98,000 in the third quarter of fiscal 2005.

On September 22, 2004, options to purchase 1,730,950 shares of common stock of the Company were granted to employees under the Company’s 2004 Stock Incentive Plan at an exercise price of $6.73 per share. 50% of the options vest in accordance with the following performance based schedule: (i) as to 50% of these shares upon the Company achieving cash flow break-even (as defined as the point at which the Company generates earnings before interest, taxes, depreciation and amortization (excluding one-time items) that are greater than zero in any fiscal quarter prior to the termination of the option) and (ii) as to 50% of these shares upon the Company achieving profitability (as defined as the point at which the Company generates a profit before interest and taxes (excluding one-time items) that is greater than zero in any fiscal quarter prior to the termination of the option). In the event that either or both of the above-listed portions do not vest in full on or prior to September 22, 2009, such portion of the option shall become immediately vested. 50% of the options have a time based vesting schedule as follows: the options will vest (i) as to 25% of these shares on the first anniversary of the grant date and (ii) as to an additional 2.083% of these shares at the end of each successive month period following the first anniversary of the grant date until the fourth anniversary of the grant date.

In December 2004, the FASB issued SFAS No. 123R which requires companies to recognize in their statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new pronouncement will be effective for public entities no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt the new pronouncement on July 3, 2005. The Company has not yet completed its analysis of the impact of adopting SFAS No. 123R and is therefore currently unable to quantify the effect it will have on its financial statements. However, the adoption of this new pronouncement will have a significant impact on the results of operations and net loss per share of the Company.

Note 4. Restructuring

In recent years, the Company has implemented a number of major restructuring plans as a result of the ongoing downturn in the optical components industry and to realize cost reduction benefits arising from the integration of acquired companies.

The Company has two restructuring plans in place. The first restructuring plan was comprised of several activities prior to and following the Company’s acquisition of New Focus on March 8, 2004 (“the Acquisition Restructuring Plan”). This plan chiefly comprised closing the Company’s Ottawa facility and the transferring of its fabrication production into the Company’s Caswell facility, adding certain restructuring liabilities arising from the acquisition of New Focus in March 2004, and implementing other general cost reductions across the Company. This program is substantially complete except for the payment of certain severance and retention obligations and the continuing payments associated with the ongoing leases of non-occupied facilities.

The second plan (“the 2004 Restructuring Plan”), which was announced in May 2004, sought to reduce overhead by $10 million to $12 million per quarter on a cumulative value basis. In December 2004, the Company announced additional general overhead reduction measures designed to increase the quarterly overhead reduction to $16 million to $20 million per quarter. The Company anticipates the total cost of implementing these reductions to be in the range of $24 million to $30 million all of which the Company expects will require the expenditure of cash. The key component of the 2004 Restructuring Plan is the transfer of the majority of the assembly and test operations from the Company’s facility in Paignton, UK to the Company’s facility in Shenzhen, China to take advantage of the substantially reduced cost base in China. The Shenzhen facility was acquired as part of the Company’s acquisition of New Focus and the Company is actively staffing the facility and transferring production of the first product lines into the new facility. In addition, the 2004 Restructuring Plan calls for the discontinuation of the Company’s GaAs fabrication product line as well as other general cost reductions throughout the Company. As a result of the Company changing its domicile from the United Kingdom to the United States, during the second quarter of fiscal 2005, the Company closed its headquarters office in Abingdon, UK and transferred its headquarters to San Jose, California and relocated its UK Corporate staff to its facility in Caswell, UK. The Company expects these programs to reduce its overhead expenses in the coming quarters but, due to the complexity and time involved to transfer some product lines to China and the need to keep UK operations open to meet current product demand, a portion of the anticipated savings is expected to take 12 to 15 months to achieve.

Included in each restructuring plan were costs related to severance pay, the write-down of the carrying value of equipment used by terminated product lines, office closures and the termination of certain office leases. Facility closing charges are recognized under the restructuring programs for the expected remaining future cash outlays associated with remaining lease liabilities, lease termination payments and expected restoration costs in connection with plans to reduce the number of leased facilities. The remaining liability is expected to be paid over the remaining lease terms and is reflected net of expected sublease income. Additional charges may be required in the future if the expected sublease income is not realized. In the three months ended April 2, 2005, $3.7 million of restructuring charges were in the Company’s Optics segment and $0.1 million were in the Company’s Research and Defense segment (see Note 12 for additional segment information). All restructuring charges were incurred within the Company’s Optics segment in the previous quarters.

The following tables summarize the activity on the restructuring plans for the three and nine months ended April 2, 2005 (in thousands):

Nine months ended April 2, 2005	Accrued	Amounts	Amounts paid	Other*	Accrued
	restructuring costs	charged to			restructuring
	at July 3, 2004	restructuring			costs at April 2,
		costs			2005
Lease cancellations	$19,422	$3,161	$(5,875)	$(12)	$16,696
Termination payments to employees and related costs	1,284	13,406	(8,121)	(346)	6,223

Total accrued restructuring charges and other	20,706	$16,567	$(13,996)	$(358)	22,919
Less non-current accrued restructuring charges	(12,220)				(8,117)

Current restructuring charges	$8,486				$14,802

Three months ended April 2, 2005	Accrued	Amounts	Amounts paid	Other*	Accrued
	restructuring costs	charged to			restructuring
	at Jan 1, 2005	restructuring			costs at April 2,
		costs			2005
Lease cancellations	$17,607	$785	$(1,816)	$120	$16,696
Termination payments to employees and related costs	7,891	2,992	(4,721)	61	6,223

Total accrued restructuring charges and other	25,498	$3,777	$(6,537)	$181	22,919
Less non-current accrued restructuring charges	(9,059)				(8,117)

Current restructuring charges	$16,439				$14,802

* The “Other” caption primarily represents the effects of exchange rate fluctuations during the periods.

Note 5. Net Loss Per Share

Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic EPS is computed using only the weighted average number of common shares outstanding for the period, while diluted EPS is computed assuming conversion of all potentially dilutive securities, such as options, convertible debt and warrants.

Because the Company incurred net losses for the three and nine months ended April 2, 2005, the effect of dilutive securities (in-the-money stock options and warrants) totaling 3,000 equivalent shares and 145,505 equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because they would have been anti-dilutive. Because the Company incurred net losses for the three and nine months ended April 4, 2004, the effect of dilutive securities totaling 723,508 and 25,634 equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because they would have been anti-dilutive. The Company also excluded from the calculation of diluted net loss per share approximately 4.6 million of potentially issuable shares related to the convertible debt. For additional information see Note 14.

The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended		Nine months ended
	April 2,	April 4,	April 2,	April 4,
	2005	2004	2005	2004
	in thousands, except per share amounts
Net loss	$(129,575)	$(31,474)	$(208,945)	$(89,181)

Net loss per share — basic and diluted	$(3.86)	$(1.31)	$(6.27)	$(4.03)

Shares used in net loss per-share calculation — basic and diluted	33,556	23,976	33,322	22,144

Note 6. Comprehensive Loss

For the three and nine months ended April 2, 2005 and April 4, 2004, the Company’s comprehensive loss is comprised of its net loss, unrealized gains on the Company’s hedging instruments, foreign currency translation adjustments and unrealized holding losses on short-term investments. Foreign currency translation adjustments are generally not adjusted for income taxes, as they relate to indefinite investments in non-US subsidiaries.

The components of comprehensive loss are as follows:

	Three months ended		Nine months ended
	April 2, 2005	April 4, 2004	April 2, 2005	April 4, 2004
	(in thousands)		(in thousands)
Net loss	$(129,575)	$(31,474)	$(208,945)	$(89,181)
Unrealized gains/(losses) on hedging instruments	(1,426)	—	673	282
Currency translation adjustments	(2,675)	1,090	5,256	1,834
Unrealized holding gains/(losses) on short-term investments	13	—	(11)	—

Total comprehensive loss	$(133,663)	$(30,384)	$(203,027)	$(87,065)

Note 7. Short-term Investments

Short-term investments are comprised of instruments with original maturity dates greater than three months, which mature within one year of the balance sheet date, and are approximately $7.0 million of current assets as of April 2, 2005 and July 3, 2004.

Note 8. Inventories

Inventories are as follows:

	April 2, 2005	July 3, 2004
	(in thousands)
Inventories:
Raw materials	$10,273	$30,880
Work in process	23,905	9,004
Finished goods	15,215	8,455

Total inventories	$49,393	$48,339

In the quarter ended April 2, 2005, the Company recognized profits of $1.8 million on inventories carried at zero value which was sold during the quarter. For the nine month period ending April 2, 2005, the Company recognized profits of $9.0 million on inventory carried at zero value. As of April 2, 2005, the Company has $31.1 million of inventories, based on its original cost carried at zero value. These inventories were originally purchased as part of the acquisition of Nortel Network Optical Components business (NNOC) in November 2002.

Note 9. Goodwill and Other Acquired Intangible Assets

The following table summarizes the changes in the carrying value of goodwill and other acquired intangible assets from July 3, 2004 to April 2, 2005 (in thousands):

		Other acquired	Amortization on	Net book value of
		intangible	other acquired	other acquired
	Goodwill	assets	intangible assets	intangible assets

As of July 3, 2004	$119,953	$65,329	$(21,479)	$43,850
Amortization expense	—	—	(8,318)	(8,318)
Disposals – JCA Technology Inc.	—	(4,456)	292	(4,158)
Impairment of goodwill	(98,136)	—	—	—
Reclassification/other	(1,840)	—	—	—
Currency translation adjustments	—	2,097	(897)	1,194

As of April 2, 2005	$19,977	$62,970	$(30,402)	$32,568

Pursuant to SFAS 142, “Goodwill and Other Intangible Assets” goodwill is no longer amortized over a definitive useful life but is instead tested annually for impairment, during the Company's fiscal fourth quarter, or more often if an event or circumstance indicates that impairment has occurred.

SFAS No. 142 requires that the first phase of testing goodwill for impairment be based on a business unit’s “fair value,” which is generally best determined through market prices. Due to the absence of market prices for our businesses, and as permitted by SFAS No. 142, the Company has elected to base its testing on discounted future expected cash flows. Although the discount rates and other input variables may differ, the model we use in this process is the same model the Company used to evaluate the fair value of acquisition candidates and the fairness of offers to purchase businesses that the Company is considering for divestiture. The forecasted cash flows used are derived from the annual long-range planning process that the Company performs. In this process, each business unit is required to develop reasonable sales, earnings and cash flow forecasts for the next three to seven years based on current and forecasted economic conditions. For purposes of testing for impairment, the cash flow forecasts are adjusted as needed to reflect information that becomes available concerning changes in business levels and general economic trends. The discount rates used are generally based on the Company's weighted average cost of capital and are then judgmentally adjusted for “plan risk” (the risk that a business will fail to achieve its forecasted results) and “country risk” (the risk that economic or political instability in the non-U.S. countries in which the Company operates will cause a business unit’s projections to be inaccurate). Finally, a growth factor beyond the three to seven year period for which cash flows are planned is selected based on expectations of future economic conditions. Virtually all of the assumptions used are susceptible to change due to global and regional economic conditions as well as competitive factors in the industries in which the Company operates. In recent years, many of the Company's cash flow forecasts have not been achieved due in large part to the unexpected length and depth of the downturn in the industry. Unanticipated changes in discount rates from one year to the next can also have a significant effect on the results of the calculations. While the Company believes the estimates and assumptions used are reasonable in these circumstances, various economic factors could cause the results of the Company's testing to vary significantly.

As discussed above, SFAS 142 provides guidance for companies who have experienced a “triggering event”, or an event or circumstance indicating that a possible impairment of a business unit’s goodwill may have occurred. During the third quarter of fiscal 2005 the Company determined that due to the continued decline in its stock price, and therefore market capitalization, combined with continued net losses and a history of not meeting revenue and profitability targets, the Company had potential indicators of impairment relating to the goodwill which resulted from the purchase price allocations from the Ignis, Onetta, and New Focus business combinations (see Note 13). The Company has performed preliminary impairment calculations of the business unit’s fair value in accordance with SFAS 142. Based on initial valuations performed to date a preliminary goodwill impairment charge of $98.1 million was recorded in the third quarter ended April 2, 2005. In the fourth quarter of fiscal 2005, the Company will complete a comprehensive evaluation of all its long-lived assets under SFAS 142 and will record additional impairment charges if necessary.

Note 10. Accrued expenses and other liabilities

Accrued expenses and other liabilities are as follows:

	April 2, 2005	July 3, 2004
	(in thousands)
Accrued payables	$12,657	$12,848
Payroll related accruals	7,025	11,335
Warranty provisions, current portion	3,093	3,851
Restructuring provisions	14,802	8,486
Pension liabilities	—	1,113
Other accruals	2	718

Total accrued expenses and other liabilities	$37,579	$38,351

Note 11. Commitments and Contingencies

Guarantees

The Company has the following financial guarantees:

• In connection with the sale by New Focus, Inc., a subsidiary of the Company acquired in March 2004, of its passive component line to Finisar, Inc. in 2002, New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. These indemnification obligations expire in May 2009 and have no maximum liability. In connection with the sale by New Focus of its tunable laser technology to Intel Corporation in 2002, New Focus has indemnified Intel against losses for certain intellectual property claims. These indemnification obligations expire in May 2008 and have a maximum liability of $7.0 million. The Company does not expect to pay out any amounts in respect of these indemnification obligations and therefore no accrual has been recorded.

• In connection with the sale by the Company of its subsidiary JCA Technology, Inc. (“JCA”) to Endwave Corporation in July 2004, the Company agreed to indemnify Endwave Corporation against losses arising from breach of any representation or warranty of the Company contained in the purchase agreement and for certain claims arising from non-compliance with environmental laws that occurred prior to the closing date. This indemnification expires on July 21, 2005 and has a $2.5 million maximum liability. The Company does not expect to pay out any amounts in respect of this indemnification and therefore no accrual has been recorded.

• The Company also has indemnification clauses in various contracts that it enters into in the normal course of business, such as indemnification by the Company of customers in respect of liabilities they may incur in the event the Company’s products infringe the intellectual property rights of third parties. The Company has not historically paid out any amounts related to such indemnification and does not expect to in the future, therefore no accrual has been recorded for such indemnification clauses.

Provision for product warranties

	Three months	Nine months	Three months	Nine months
	ended April 2, 2005	ended April 2, 2005	ended April 4, 2004	ended April 4, 2004
	(in thousands)		(in thousands)
Beginning balance	$3,554	$4,606	$5,042	$2,507
Changes in liabilities for pre-existing warranties including expirations	(666)	(3,595)	(100)	(1,695)
Warranties issued	534	3,563	1,315	6,508
Warranties utilized	(88)	(1,240)	(441)	(1,504)

Ending balance	$3,334	$3,334	$5,816	$5,816

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

Litigation

On June 26, 2001, a punitive securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822,

was filed against New Focus, Inc. and several of its officers and directors, or the Individual Defendants, in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp., or the Underwriter Defendants, the underwriters in New Focus’s initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated. On April 19, 2002, plaintiffs filed an Amended Class Action Complaint, described below, naming as defendants the Individual Defendants and the Underwriter Defendants.

On November 7, 2001, a Class Action Complaint was filed against Bookham Technology plc and others in the United States District Court for the Southern District of New York. On April 19, 2002, plaintiffs filed an Amended Complaint. The Amended Complaint names as defendants Bookham Technology plc, Goldman, Sachs & Co. and FleetBoston Robertson Stephens, Inc., two of the underwriters of Bookham Technology plc’s initial public offering in April 2000, and Andrew G. Rickman, Stephen J. Cockrell and David Simpson, each of whom was an officer and/or director at the time of the initial public offering.

The Amended Complaints assert claims under certain provisions of the securities laws of the United States. They allege, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Complaints seek unspecified damages (or in the alternative rescission for those class members who no longer hold ordinary shares, in the case of Bookham Technology plc or common stock, in the case of New Focus), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the individual defendants were dismissed, without prejudice, from the action. In July 2002, all defendants filed Motions to Dismiss the Amended Complaints. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.

Plaintiffs and most of the issuer defendants and their insurers have entered into a stipulation of settlement for the claims against the issuer defendants, including the Company. Under the stipulation of settlement, the plaintiff will dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement providing that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The Company believes that both Bookham Technology, plc and New Focus have meritorious defenses to the claims made in the Amended Complaints and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.

On February 13, 2002, Howard Yue, the former sole shareholder of Globe Y Technology, Inc., a company acquired by New Focus in February 2001, filed a lawsuit against New Focus and several of its officers and directors in Santa Clara County Superior Court. The lawsuit is captioned Howard Yue v. New Focus, Inc. et al, Case No. CV808031, and asserts claims stemming from New Focus’s acquisition of Globe Y. Technology, Inc. The plaintiff has amended his complaint several times following the Court’s dismissal of his earlier complaints. Currently, the plaintiff’s fifth amended complaint alleges the following causes of action against New Focus: violation of §25400 and §25500 of the California Corporations Code; violation of §§1709-1710 of the California Civil Code; violation of §25402 of the California Corporations Code; violation of §17200 and §17500 of the California Business & Professions Code; fraud and deceit by concealment; fraud and deceit by active concealment; fraud and deceit based upon non-disclosure of material facts; negligent misrepresentation; and breach of contract and the duty of good faith and fair dealing. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. In November 2004 New Focus filed answers to the plaintiff’s fifth amended complaint denying the plaintiff’s allegations and asserting various defenses.

In addition, in October 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages in connection with Mr. Yue’s conduct during the acquisition of Globe Y. Technology, Inc., by New Focus. In February 2004, New Focus filed a corrected amended cross-complaint against Mr. Yue. In May 2004, Mr. Yue filed an answer to New Focus’s corrected amended cross-complaint denying New Focus’s allegations and asserting various defenses. In December 2004, plaintiff and defendants filed a motion for summary judgment and/or summary adjudication with respect to the corrected amended cross-complaint and certain causes of action in the fifth amended complaint. On April 26, 2005, the Court denied both plaintiff’s and defendant’s motions. The trial date had been continued to an unspecified future date. The Company intends to conduct a vigorous defense of this lawsuit.

Note 12. Segments of an Enterprise and Related Information

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

Segment information for the three and nine months ended April 2, 2005 and April 4, 2004 is as follows:

	Three months ended		Nine months ended
	April 2,	April 4,	April 2,	April 4,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Total revenues:
Optics	$45,915	$38,225	$122,937	$116,660
Research and Defense	4,024	2,741	16,317	2,741

Consolidated total revenues	$49,939	$40,966	$139,254	$119,401

Net loss:
Optics	$(129,501)	$(25,483)	$(207,222)	$(83,190)
Research and Defense	(74)	(5,991)	(1,723)	(5,991)

Consolidated net loss	$(129,575)	$(31,474)	$(208,945)	$(89,181)

Note 13. Significant Business Combinations

As part of the acquisition of the business of Cierra Photonics, Inc. (“Cierra”) in July 2003, the Company entered into a purchase agreement which provides for the payment of contingent consideration. Under the terms of the agreement if the Cierra business exceeded a revenue threshold of $5.0 million in the 12-month period prior to October 1, 2004, Cierra, now CP Santa Rosa Enterprises Corporation, would be entitled to receive 0.29 ordinary shares of Bookham Technology for every $1 of revenue over the $5.0 million threshold. During the 12 month period ended October 1, 2004, the Cierra business generated revenue of $6.3 million, which triggered the obligation to issue 388,100 Bookham Technology plc ordinary shares (or 38,810 shares of common stock of Bookham) valued at $252,000 to CP Santa Rosa Enterprises Corporation. The Company adjusted its purchase price allocation to core and current technology, property and equipment and patent portfolio accordingly.

On March 8, 2004, the Company acquired New Focus. The Company established provisional purchase price allocations for New Focus during the six months ended July 3, 2004. These allocations were provisional as they required quantification of certain liabilities or recognition of assets whose outcome was not certain due to ongoing negotiations. Amended and provisional values of the net assets acquired and explanations for related changes are as follows:

	Original purchase	Purchase price	Revised fair value
	price allocation	adjustment	allocation as of April 2, 2005
	(in thousands)
Purchase price:
Fair value of common stock issued	$197,710	$—	$197,710
Fair value of stock options issued	6,286	—	6,286
Transaction and other acquisition costs	6,969	292	7,261

	$210,965	$292	$211,257

Allocation of purchase price:
Net tangible assets acquired	$101,665	$6,260	$107,925
Intangible assets acquired:
Supply contracts	625	(19)	606
Customer database	606	(471)	135
Patent portfolio	2,317	—	2,317
Core and current technology	10,563	(3,966)	6,597
In-process research and development	5,890	—	5,890
Goodwill	89,299	(1,512)	87,787

	$210,965	$292	$211,257

The following table summarizes the components of the tangible assets (liabilities) acquired (in millions):

	Original purchase	Purchase price	Revised fair value
	price allocation	adjustment	allocation as of April 2, 2005
Cash and cash equivalents	$105.4	$5.9	$111.3
Accounts receivable	2.6	—	2.6
Inventories	3.9	—	3.9
Other current assets	4.0	(0.4)	3.6
Property, plant and equipment	14.4	1.3	15.7
Other long term assets	6.0	0.3	6.3
Accounts payable	(10.8)	—	(10.8)
Accrued lease expense	(18.9)	(0.8)	(19.7)
Other accrued expense	(4.9)	—	(4.9)

	$101.7	$6.3	$108.0

In connection with the acquisition of New Focus, during the six months ended July 3, 2004, the Company recorded the fair value of the assets of JCA. JCA was sold on July 21, 2004 for $5.9 million. In accordance with SFAS No. 141 “Business Combinations”, an adjustment was made in the financial statements during the six months ended January 1, 2005 to remove the provisional value of the disposed assets and include the actual sales proceeds. This resulted in a reduction in the intangible assets acquired of $4.5 million and net tangible assets acquired of $0.1 million.

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

As part of the Company’s acquisition of New Focus, the Company acquired an investment of 1,709,409 shares of Series C Preferred Stock of Oepic, Inc. The estimated value of the stock on the date of acquisition was $350,000. During the quarter ended January 1, 2005, the Company was notified that Oepic was being liquidated and consequently reduced the carrying value of the investment to zero. The effect of this transaction increased goodwill recorded in connection with the New Focus transaction by $350,000.

On June 10, 2004, the Company acquired Onetta, Inc. for $25.0 million. The legal costs associated with this acquisition have since been reassessed and reduced by $0.1 million. As a result, the revised total consideration for this acquisition is $24.9 million. In addition, the goodwill that resulted from this acquisition has been reduced from $21.2 million to $21.1 million as a result of this reassessment. Net tangible asset acquired were $3.8 million consisting of cash and cash equivalents of $10.3 million, accounts receivable of $1.0 million, inventories of $1.9 million, property, plant and equipment of $0.8 million, accounts payable of $0.5 million, payroll related accruals of $4.4 million, other accrued liabilities of $3.7 million and long term liabilities of $1.6 million.

During the quarter ended April 2, 2005, the Company recorded a preliminary impairment charge of $98.1 million relating to the goodwill which resulted from the Onetta, Ingis and New Focus acquisitions. See Note 9 for additional information.

Note 14. Significant Related Party Transactions

Nortel Networks

Nortel Networks, a related party, has perfected security interests in much of the Company’s assets arising from the Notes and Supply Agreement discussed below. Specifically, Nortel retains an interest in our accounts receivable specific to them, which amounted to $15.5 million at April 2, 2005, certain intellectual property arising from the NNOC acquisition, carried at a net book value of $17.0 million at April 2, 2005, and our property, plant and equipment. Additionally, Nortel has a right to off-set their accounts receivables against the debt owed to Nortel should certain default events occur. Nortel also retains a security interest in our Swindon land in U.K. which is currently being held for resale in the amount of $14.4 million, however, under the terms of the May 2, 2005 Agreement, we are permitted to sell such land and retain 100% of the proceeds. Furthermore, Nortel has as collateral, all of our inventory which is specific to them, which is difficult to quantify at any given point due to the subjective nature of the term as well as the frequency of inventory movements between the companies.

During the three and nine months ended April 2, 2005, the Company recognized revenue of $19.3 million and $59.2 million, respectively, and $19.9 million and $74.2 million for the three and nine months ended April 4, 2004, respectively, with Nortel Networks. As of April 2, 2005, the Company had approximately $15.5 million in accounts receivable from Nortel Networks and owes approximately $0.5 million in accounts payable to Nortel Networks.

At the time of the Company’s acquisition of NNOC in November 2002, a subsidiary of the Company issued a $30 million secured loan note due November 8, 2005 (the “$30m Note”) and a $20 million unsecured loan note due November 8, 2007 (the “Original $20m Note”) to affiliates of Nortel. In connection with the issuance of these notes, the Company and Nortel entered into security agreements with respect to certain assets of the Company. In September 2004, the Original $20m Note was exchanged for a $20 million note convertible into shares of the Company’s common stock (the “New $20m Note”).

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

On February 8, 2005, the Company also entered into an addendum (the “The First Addendum”) to the Optical Components Supply Agreement with Nortel Networks Limited dated November 8, 2002 (the “Supply Agreement”). The First Addendum effects the following changes to the Supply Agreement.

•	The term of the Supply Agreement is extended by one year to November 2006, provided that Nortel Networks’ obligation to purchase a percentage of certain optical components from the Company will expire by its terms in November 2005.

•	Nortel Networks has provided the Company with a purchase commitment for last time buys, for certain of the Company’s discontinued products, which Nortel Networks will be obligated to purchase as these products are manufactured and delivered. If the Company fails to meet milestones set out in an agreed upon delivery schedule for last-time buy products by more than 10% in aggregate revenue for three consecutive weeks, and does not rectify the failure within 30 days, those products will be deemed critical products, subject to the relevant provisions of the Supply Agreement described below.

•	At Nortel Networks’ request, the Company has agreed to increase its manufacturing of certain critical product wafer infeeds against a Nortel Networks agreed upon manufacturing schedule. Upon manufacture and placement into inventory, Nortel Networks has agreed to pay a holding and inventory fee pending Nortel’s outright purchase of such wafers. In addition, Nortel Networks may at its election supply any capital equipment required in connection with the requisite inventory buildup or extend the time period for meeting its demand if its demand requires the Company to increase its capital equipment to meet the demand in the required time period.

•	If at any time the Company (a) has a cash balance of less than $25 million; (b) is unable to manufacture critical products in any material respect, and that inability continues uncured for a period of six weeks, or (c) is subject to an insolvency event, such as a petition or assignment in bankruptcy, appointment of a trustee, custodian or receiver, or entrance into an arrangement for the general benefit of creditors, then the Company shall grant a license for the assembly, post-processing and test intellectual property (but excluding wafer technology) of certain critical products to Nortel Networks and to any designated alternative supplier.

•	If the Company’s cash balance is less than $10 million or there is an insolvency event, Nortel Networks Limited shall have the right to buy all Nortel inventory held by the Company, and the Company shall grant a license to Nortel Networks Limited or any alternative supplier for the manufacture of all products covered by the First Addendum.

•	The Company’s licensing and related obligations terminate on February 8, 2007, unless the license has been exercised, in which case they would terminate 24 months from the date the license was exercised, provided that at that time, among other things, the Company has a cash balance of $25 million and is able to meet Nortel Network’s demand for the subject products.

Pursuant to the First Addendum, the Company is obligated to make prepayments under the $30 million note, of which approximately $25.9 million principal amount is currently outstanding, and the $20 million note issued to Nortel Networks UK Limited on a pro rata basis in the following amounts upon the occasion of any one of the events described below:

•	$1.0 million if the Company fails to deposit intellectual property relating to all covered products in escrow and its cash balance has fallen below $10 million.

•	$1.0 million in each case if (a) the Company fails to meet 90% of scheduled critical component wafer manufacturing through August 2005, subject to cure provisions or (b) the Company fails to use commercially reasonable efforts to provide for an alternative supplier of two identified product lines when obligated to do so under the agreement.

•	$2.0 million in each case if (a) the Company fails to deliver 75% of scheduled last time buys through August 2005, subject to cure provisions, or (b) the Company fails to meet 75% of scheduled critical product deliveries through November 2005, subject to cure provisions.

On March 28, 2005, the Company entered into a letter agreement with Nortel Networks pursuant to which the Company and Nortel Networks agreed to enter into definitive documentation further amending certain terms of the Supply Agreement, the Amended and Restated Notes and documentation related to the Amended and Restated Notes, including the security agreements entered into in connection with the Amended and Restated Notes.

On May 2, 2005, the Company and Nortel Networks concluded the definitive agreements formally documenting the arrangements contemplated by the Letter Agreement. The terms of the definitive agreements were effective April 1, 2005 and include, among other agreements including security agreement, a further Addendum (the “Second Addendum”) to the Supply Agreement and a Second Notes Amendment and Waiver Agreement between the Company and Nortel Networks relating to the Amended and Restated Notes (the “Notes Agreement”).

The Second Addendum, which amends the terms and provisions of the First Addendum, increases the prices and adjusts the payment terms of certain products shipped to Nortel Networks under the Supply Agreement. The increased prices and adjusted payment terms will continue for one year beginning April 1, 2005. Such prices and payment terms may terminate if an event of default occurs and is continuing under the Amended and Restated Notes or if a change in control or bankruptcy event occurs.

Pursuant the Second Addendum, Nortel Networks has confirmed the arrangements in the Letter Agreement to issue non-cancellable purchase orders for last-time buys for certain products and other non last-time buy products. The products are to be delivered to Nortel Networks Limited over the next 12 months beginning on April 1, 2005. This resulted in the issuance of a non-cancellable purchase order for such products valued at approximately $100 million with approximately $50 million of last-time buy products and $50 million for other non last-time buy products. A specific delivery schedule was agreed for the last-time buy products, however, the delivery schedule and composition of the non last-time buy products is subject to change as agreed between the parties. The Addendum also formally confirms increases in the prices and adjustments in the payment terms of certain products shipped to Nortel Networks under the Supply Agreement. Pursuant to the Notes Agreement, Nortel Networks UK Limited waived through May 2, 2006 the terms of the Notes requiring prepayment in the event the Company raises additional capital. This waiver applies to net proceeds of up to $75 million in the aggregate, provided that the Company uses such proceeds for working capital purposes in the ordinary course of business. The waiver will terminate prior to May 2, 2006 if an event of default has occurred and is continuing under the Amended and Restated Notes or if a change in control or bankruptcy event occurs.

The Notes Agreement further amended the Amended and Restated Notes to provide that an event of default under the Supply Agreement constitutes an event of default under the Notes. An event of default would occur under the Supply Agreement (and therefore the Amended and Restated Notes) upon:

•	the Company’s intentional cessation of shipment of products to Nortel Networks against an agreed delivery schedule;

•	the Company’s failure to deliver products pursuant to the Supply Agreement to the extent that Nortel Networks would be entitled to cancel all or part of an order, provided that Nortel Networks provides written notice of such default;

•	the Company’s failure to meet a milestone for a last time buy product, provided that Nortel Networks provides written notice of such default;

•	the Company’s breach of or default under any one of its material obligations under the Supply Agreement which continues for more than 10 calendar days;

•	any other default by the Company which would entitle Nortel Networks to terminate the Supply Agreement; or

•	any event of default under the Amended and Restated Notes, as further amended pursuant to the Notes Agreement.

Pursuant to the Notes Agreement, the Company and certain of its subsidiaries entered into security agreements securing the obligations of the Company and its subsidiaries under the Amended and Restated Notes. These obligations are secured by the assets already securing the obligations of the Company and its subsidiaries under the Amended and Restated Notes as of December 2, 2004, as well as by Nortel Networks’ specific inventory and accounts receivable under the Supply Agreement and the Company’s real property located in Swindon, United Kingdom. However, the Company is permitted to sell the Swindon property provided that no event of default has occurred and is continuing under the Amended and Restated Notes, and provided that the Company uses the proceeds of such sale for working capital purposes in the ordinary course of business.

Note to Former Officer

As a result of the Company’s acquisition of New Focus, the Company acquired a loan note issued to a former New Focus officer and board member in the principal amount of $5.9 million. The loan note arose as follows: On July 12, 2001, New Focus extended to Kenneth E. Westrick and Kirsten Westrick, his wife, two secured full recourse short-term loans in the aggregate of $8.0 million. Mr. Westrick was New Focus’ president and chief executive officer and a member of the New Focus board of directors at the time the loans were executed. The principal amount of approximately $2.1 million on the first note, plus accrued interest, was paid by the scheduled maturity date of June 30, 2002. The second note, in the principal amount of approximately $5.9 million, accrued interest at a rate of 9.99% compounded annually and was secured by a second deed of trust on certain real property held by Mr. Westrick. Mr. Westrick resigned as New Focus’ president and chief executive officer and as a member of the New Focus board of directors effective October 10, 2001. In connection with his resignation, Mr. Westrick and New Focus entered into a separation and release agreement that extended the due date of the $5.9 million note from June 30, 2002 to June 30, 2004. Principal and accrued interest on the $5.9 million note receivable totaled $6.4 million through the end of the second quarter of 2002.

On December 27, 2004, the Company and New Focus entered into an agreement with Kenneth Westrick and Kirsten Westrick pursuant to which the Company and New Focus released Kenneth and Kirsten Westrick from all liabilities and debts to the Company and New Focus, including the promissory note in aggregate principal amount of $5.9 million, in exchange for a cash payment of $1.2 million.

Note 15. Financing Activities

On December 20, 2004 the Company closed a private placement of $25.5 million of the Company’s 7.0% senior unsecured convertible debentures and warrants to purchase common stock. The Company intends to use the net proceeds from the private placement for general purposes and working capital. The debentures may be converted into shares of the Company’s common stock at the option of the holder prior to the maturity of the debentures on December 20, 2007. The conversion price of the debentures is $5.50, which represents a premium of approximately 16% over the closing price of the Company’s common stock on December 20, 2004. The debentures also may be converted into shares of common stock by the Company under certain circumstances. The warrants provide holders with the right to purchase up to 2,001,963 shares of common stock and are exercisable during the five year period ending December 20, 2009 at an exercise price of $6.00 per share, which represents a premium of approximately 26% over the closing price of the Company’s common stock on December 20, 2004. The valuation of the financial instruments described above involves judgments and estimates which affect the carrying value of each instrument on the balance sheet and the periodic interest expense recorded. In order to determine the valuation of these instruments the Company applied the guidance in Emerging Issues Task Force, “EITF” Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” to value the debentures, the accompanying warrants and the value of the convertibility element of the debentures. The Company first determined the fair value of the warrants and their value relative to the debentures. The Company chose to use the Black-Scholes model to determine the value of the warrants which requires the determination of the Company’s stock’s volatility and the life of the instrument, among other factors. The Company determined that its stock’s historic volatility of 97% was representative of its stock’s future volatility and used the contractual term of five years for the life of the instrument. The valuation independently derived from the Black-Scholes model for the warrants was then compared to the face value of the debentures and a relative value of $5.3 million was assigned to the warrants. The value of the conversion element of the debentures was determined based on the difference between the relative value of the debentures of $4.35 per share based on the $25.5 million principal amount convertible into 4.6 million shares, compared to the fair market value of $4.77 per share of the Company’s common stock on the date on which the debentures were entered into. The value of the conversion feature of the debentures based on the 4.6 million shares of common stock which the debenture can be converted into was determined to be $2.0 million. The value of the warrants and the conversion feature were recorded as a discount to the debt liability on the balance sheet of April 2, 2005 and will be amortized to interest expense over the life of the convertible debentures of three years. In addition, the Company capitalized $1.9 million related to issuance costs associated with the debentures and warrants, which will be amortized as part of interest expense for the term of the debentures.

Note 16. Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligation, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the time and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the time and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, management has not determined whether the Company will adopt FIN 47 early or whether the interpretation will have a significant adverse effect on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R which requires companies to recognize in their statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new pronouncement will be effective for public entities no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt the new pronouncement on July 3, 2005. The Company has not yet completed its analysis of the impact of adopting SFAS No. 123R and is therefore currently unable to quantify the effect it will have on its financial statements. However, the adoption of this new pronouncement will have a significant impact on the results of operations and net loss per share of the Company.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4” (“SFAS No. 151”). SFAS No. 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS No. 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company will adopt this pronouncement on July 3, 2005 and does not expect the adoption will have a material impact on the Company’s financial condition or results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This pronouncement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of SFAS No. 153 is not expected to have a material impact on the Company’s financial condition or results of operations.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report and the documents incorporated in it by reference contain forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” “will” and “continue” or similar words and expressions. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have limited or no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Certain Factors that May Affect Future Results” in this report identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.

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

Recent Developments

Effective September 10, 2004, we changed our corporate domicile from the United Kingdom to the United States and our functional currency from pounds sterling to U.S. dollars. Our consolidated financial statements are stated in U.S. dollars as opposed to pounds sterling, which was the currency we used to present our financial statements prior to September 10, 2004. In addition, in connection with the change in domicile, we changed our fiscal year end from December 31 to the Saturday closest to June 30. Our financial statements for this quarter have been prepared as of April 2, 2005 and for the three and nine months ended April 2, 2005, and will be prepared annually for fifty-two/fifty-three week cycles going forward.

On February 8, 2005, we entered into an addendum to the Optical Components Supply Agreement with Nortel Networks Limited, or the Supply Agreement. We initially entered into this Supply Agreement in November 2002. Also on February 8, 2005, we entered into a First Notes Amendment and Waiver Agreement with Nortel Networks Corporation and Nortel Networks UK Limited relating to the promissory notes issued to Nortel Networks UK Limited in connection with our acquisition of the optical components division of Nortel.

On March 28, 2005, we entered into a letter agreement with Nortel Networks pursuant to which we agreed with Nortel Networks to enter into definitive documentation further amending certain terms of the Supply Agreement, the promissory notes issued to Nortel Networks UK Limited and documentation related to these notes, including the security agreements entered into in connection with these notes.

On May 2, 2005, we and Nortel Networks entered into the definitive agreements formally documenting the arrangements contemplated by the letter agreement dated March 28, 2005. The terms of the definitive agreements were effective April 1, 2005 and include, among other agreements including security agreements, a Second Addendum to the Supply Agreement and a Second Notes Amendment and Waiver Agreement relating to the promissory notes issued to Nortel Networks UK Limited.

See Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding these agreements with Nortel Networks.

Critical Accounting Policies

The preparation of our unaudited condensed consolidated financial statements requires management to make significant assumptions and judgements that affect the reported amounts reflected in the financial statements. Actual results could differ materially from the estimated amounts. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, legal contingencies, receivables, inventories, business restructuring, goodwill and intangible assets. We discuss our critical accounting estimates with our Audit Committee of the Board of Directors. For more information on critical accounting estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Transition Report on Form 10-K/A for the transition period from January 1, 2004 to July 3, 2004.

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

No accounting policies were adopted during the nine months ended April 2, 2005 that had a material effect on our financial condition and results of operations.

In connection with our offering on December 20, 2004 we issued $25.5 million of convertible debentures accompanied by warrants to purchase 2.0 million shares of our common stock. The valuation of these financial instruments involves judgment which affects the carrying value of each instrument on the balance sheet and the periodic interest expense recorded. In order to determine the valuation of these instruments we applied the guidance in Emerging Issues Task Force (“EITF”) Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” to value the debentures, the accompanying warrants and the value of the convertibility element of the debentures. We first determined the fair value of the warrants and their value relative to the debentures. We chose to use the Black-Scholes model to determine the value of the warrants which requires, among other things, the determination of our stock’s volatility. The historical volatility rate was calculated by measuring the volatility of our stock since we became a public company in April 2000, which approximates the life of the warrants. Had we used a different period to measure the historical volatility, the value assigned as discount to the debt would have been affected. We used the following assumptions in the Black-Scholes model: 97% historical volatility rate; 2.89% risk free interest rate; and a five year life. Changing the assumptions would have changed the amount assigned by us to the discount of the debt liability by affecting both the warrant value and the value of the convertibility element of the debentures and may have a significant effect in the interest expense set forth in our financial statements included in this Quarterly Report on Form 10-Q. The discount assigned is amortized as part of interest expense over the term of the debentures.

Pursuant to SFAS 142, “Goodwill and Other Intangible Assets” goodwill is no longer amortized over a definitive useful life but is instead tested annually for impairment, during our fourth quarter, or more often if an event or circumstance indicates that impairment has occurred.

SFAS No. 142 requires that the first phase of testing goodwill for impairment be based on a business unit’s “fair value,” which is generally determined through market prices. Due to the absence of market prices for our businesses, and as permitted by SFAS No. 142, we have elected to base our testing on discounted future expected cash flows. Although the discount rates and other input variables may differ, the model we use in this process is the same model we use to evaluate the fair value of acquisition candidates and the fairness of offers to purchase businesses that we are considering for divestiture. The forecasted cash flows we use are derived from the annual long-range planning process that we perform and present to our board. In this process, each business unit is required to develop reasonable sales, earnings and cash flow forecasts for the next three to seven years based on current and forecasted economic conditions. For purposes of testing for impairment, the cash flow forecasts are adjusted as needed to reflect information that becomes available concerning changes in business levels and general economic trends. The discount rates used are generally based on our weighted average cost of capital and are then judgmentally adjusted for “plan risk” (the risk that a business will fail to achieve its forecasted results) and “country risk” (the risk that economic or political instability in the countries in which we operate will cause a business unit’s projections to be inaccurate). Finally, a growth factor beyond the three to seven year period for which cash flows are planned is selected based on expectations of future economic conditions. Virtually all of the assumptions used are susceptible to change due to global and regional economic conditions as well as competitive factors in the industries in which we operate. In recent years, many of our cash flow forecasts have not been achieved due in large part to the unexpected length and depth of the downturn in our industry. Unanticipated changes in discount rates from one year to the next can also have a significant effect on the results of the calculations. While we believe the estimates and assumptions we use are reasonable in these circumstances, various economic factors could cause the results of our goodwill testing to vary significantly.

SFAS 142 provides guidance for companies who have experienced a “triggering event”, or an event or circumstance indicating that a possible impairment of a business unit’s goodwill may have occurred. During the third quarter of fiscal 2005 we determined that due to the continued decline in our stock price, and therefore market capitalization, combined with continued net losses and a history of not meeting revenue and profitability targets, we could potentially have an impairment on the goodwill which resulted from the purchase price allocations in connection with our acquisition of Ignis, Onetta, and New Focus (see Note 13). We have begun preliminary calculations of each business unit’s fair value in accordance with SFAS 142 rather than waiting for our annual impairment review in the fourth quarter as required under SFAS 142. The initial steps of this process have revealed that the future cash flows expected to be generated by the three business units would continue to be lower than the amounts originally anticipated further indicating an impairment and, accordingly, we have moved to step two of SFAS 142 which essentially requires the business unit to be fair valued as of the date of the triggering event and adjusting goodwill appropriately. Initial calculations required under step two have indicated a preliminary goodwill impairment charge of $98.1 million that was recorded in the third quarter ended April 2, 2005. In the fourth quarter of fiscal 2005, we will complete a comprehensive evaluation of all our long-lived assets under SFAS 142 and will record additional impairment charges if necessary.

For more information on critical accounting estimates, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Transition Report on Form 10-K/A for the transition period from January 1, 2004 to July 3, 2004.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, or FIN 47, which we expect will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the time and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Uncertainty about the time and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application of interim financial information is permitted but is not required. Early adoption of FIN 47 is encouraged. As FIN 47 was recently issued, we have not determined whether we will adopt FIN 47 early or whether the interpretation will have a significant adverse effect on our financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R which requires companies to recognize in their statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new pronouncement will be effective for public entities no later than the beginning of the first fiscal year beginning after June 15, 2005. We will adopt the new pronouncement on July 3, 2005. We have not yet completed our analysis of the impact of adopting SFAS No. 123R and are therefore currently unable to quantify the effect it will have on our financial statements. However, the adoption of this new pronouncement will have a significant impact on our results of operations and net loss per share.

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an Amendment of ARB No. 43 Chapter 4”, or SFAS 151. SFAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. SFAS 151 is applicable for inventory costs incurred during fiscal years beginning after June 15, 2005. We will adopt this pronouncement on July 3, 2005 and we do not expect the adoption will have a material impact on our financial condition or results of operation.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29”, or SFAS 153. SFAS 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This pronouncement amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

SFAS 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005 and we will adopt this standard on July 3, 2005. The adoption of SFAS 153 is not expected to have a material impact on our financial condition or results of operations.

RESULTS OF OPERATIONS

Revenues

	Three months ended			Nine months ended
	(unaudited)			(unaudited)
	April 2,	April 4,	Percentage	April 2,	April 4,	Percentage
$ thousands	2005	2004	Change	2005	2004	Change
Revenues	$49,939	$40,966	22%	$139,254	$119,401	17%

Revenues for the three months and nine month periods ended April 2, 2005 increased by 22% and 17%, respectively, compared to the comparative periods in 2004. The increase in revenues were primarily attributable to the sales of products and services by New Focus, which we acquired on March 8, 2004, and Onetta which we acquired on June 10, 2004. These acquired businesses generated a total of approximately $7.9 million and $24.1 million in revenue for the three months and nine months ended April 2, 2005, respectively, compared to a total revenue of $3.8 million for both of the three month and nine month periods ended April 4, 2004.

In the three and nine month periods ended April 2, 2005, we sold $19.3 million and $59.2 million, respectively, of products and services to Nortel Networks Limited, compared with $19.9 million and $74.2 million, respectively, for the three and nine month periods ended April 4, 2004. Revenues from sales to Nortel Networks Limited decreased due to a decline in overall demand from Nortel. Pursuant to the terms of the Second Addendum to the Supply Agreement, Nortel Networks Limited has issued non-cancellable purchase orders for certain of our products. These products are to be delivered to Nortel Networks Limited over the next twelve months and, based on the revised pricing levels, we estimate the value of these products to be approximately $100 million. We expect these orders will lead to a significant increase in revenues for the next few quarters.

Revenues from the sale of products and services to Marconi Communications were $3.1 million and $5.3 million, respectively, for the three and nine month periods ended April 2, 2005. For the three and nine month periods ended April 4, 2004, revenues were $4.9 million and $13.8 million, respectively. Marconi revenues were substantially less than the prior year as a consequence of the expiration of a supply agreement with Marconi Communications in June 2004.

The decline in revenue from Nortel Networks Limited and Marconi Communications was offset by revenues from other customers, which increased 70% and 138% for the three and nine month periods ended April 2, 2005, as we expanded our customer base through the sale of new products and services and products we acquired as part of our acquisitions during 2004. We expect revenues from sources other than Nortel Networks Limited and Marconi Communications will continue to increase in future quarters.

We are currently organized and operate in two operating segments: Optics and Research and Defense. The Optics segment designs, develops, manufactures and sells optical solutions for telecommunications and industrial applications. The Research and Defense segment designs, manufactures, markets and sells photonic and microwave solutions.

In the quarter ended April 2, 2005, the Research and Defense segment contributed $4.0 million in revenues compared to $2.7 million in the quarter ended April 4, 2004. As this segment principally comprises the former New Focus business, which we acquired in March 2004, the increase in revenue is primarily attributed to only one month of Research and Defense revenues being included in our April 4, 2004 quarterly results compared to three months included in the results for the quarter ended April 2, 2005. Revenues from the Optics segment were $45.9 million for the three months ended April 2, 2005, and $38.2 million for the three months ended April 4, 2004. This increase was principally due to our acquisition of Onetta in June 2004.

Cost of Revenues

	Three months ended			Nine months ended
	(unaudited)			(unaudited)
	April 2,	April 4,	Percentage	April 2,	April 4,	Percentage
$ thousands	2005	2004	Change	2005	2004	Change
Cost of revenues	$49,392	$41,760	18%	$144,352	$116,853	24%

Our cost of revenues consists of the costs associated with manufacturing our products and delivering services, and includes the purchase of raw materials, labor and related overhead and the costs associated with under-utilized production facilities and resources. Charges for inventory obsolescence, the cost of product returns and warranty costs are also included in cost of revenues. Costs and expenses of manufacturing resources, which relate to the development of new products, are included in research and development.

For the three and nine months ending April 2, 2005, cost of revenues increased compared to the prior year due to additional costs from acquired businesses, primarily New Focus and Onetta, the impact of foreign exchange rate movements and additional costs of the facility in Shenzhen, China that was acquired as a part of the New Focus acquisition.

During the three and nine months ending April 2, 2005, a large proportion of our costs were denominated in UK pounds sterling and to a lesser degree other currencies whose value has continued to increase against the US dollar. The substantial decline in the US dollar relative to the pound sterling has resulted in higher costs as measured in US dollars in the three and nine months periods ended April 2, 2005 relative to the comparable periods in the prior year. The average US dollar exchange rate has moved from $1.83 per pound sterling for the three month period ended April 4, 2004 to $1.90 per pound sterling for the three month period ended April 2, 2005, which represents a 4% decline in the US dollar relative to the pound sterling. The average US dollar exchange rate has moved from $1.72 per pound sterling for the nine month period ended April 4, 2004 to $1.86 per pound sterling for the nine month period ended April 2, 2005, which represents an 8% decline in the US dollar relative to the pound sterling.

During the quarter ended April 2, 2005, we continued to transfer assembly and testing operations to our facility in Shenzhen, China. We are transferring most of our assembly and test operations based in Paignton, UK to Shenzhen, China where we expect to take advantage of the lower costs of production. During the quarter, some duplicate spending occurred with respect to our assembly and test operations, as we continued to invest in the start-up of the Shenzhen facility, while at the same time maintaining our assembly and product testing facility located in Paignton. We anticipate substantial cost savings from the transfer of the operations to China will be realized in future quarters when the transfer is complete.

Gross Profit (Loss)

	Three months ended			Nine months ended
	(unaudited)			(unaudited)
	April 2,	April 4,	Percentage	April 2,	April 4,	Percentage
$ thousands	2005	2004	Change	2005	2004	Change
Gross profit (loss)	$547	$(794)	169%	$(5,098)	$2,548	(300)%

Gross margin	1%	(2)%	3%	$(4)%	$2%	(6)%

In the three month period ended April 2, 2005 we generated a gross profit compared to a gross loss for the comparable period of the prior year. The change from a gross loss to a gross profit and the change in gross margin between periods was principally due to the increase in revenues for the periods and, to a lesser extent, the early effects of the revised pricing and terms agreed upon with Nortel. These increases were partially offset by the additional costs of transferring certain operations to the Shenzhen factory. Over the next several quarters we expect the additional revenues generated from the Second Addendum to the Nortel Supply Agreement and the associated increased pricing to improve our gross margin. We expect other factors, such as the successful transfer of production from the Paignton facility to Shenzhen, to enable us to realize significant cost savings and to positively impact gross margins. While we anticipate the majority of products being transferred to Shenzhen will be qualified by the end of June 2005, enabling the transfer of volume production in stages over the following six to 12 months, we do not expect to realize the full cost savings of the transfer of production to Shenzhen until we discontinue production in Paignton. We anticipate production in Paignton will continue into the third quarter of fiscal 2006 as we complete production of last-time buy products primarily for Nortel.

In the nine month period ended April 2, 2005, we incurred a gross loss as compared to a gross profit for the comparable period of the prior year. The change from a gross profit to a gross loss and the change in gross margin between periods was principally the result of the investment in transferring certain operations to Shenzhen while simultaneously maintaining existing production facilities and the impact of the declining dollar between periods.

For the three and nine months ended April 2, 2005, we recognized profits of $1.8 million and $9.0 million, respectively, on the sale of inventory carried on our books at zero value. As of April 2, 2005 we had $31.1 million of inventory based on its original cost carried at zero value. We currently believe we will sell $6 million to $8 million of the zero valued inventory in the next twelve months. This inventory was originally acquired in connection with our purchase of the optical components business of Nortel Networks Limited in November 2002. No such profits were recognized in the comparable periods ended April 4, 2004. While the sale of zero value inventory generates higher variable margins than most of our newer products, we incur additional costs to complete the manufacturing of these products

Research and Development Expenses

	Three months ended			Nine months ended
	(unaudited)			(unaudited)
	April 2,	April 4,	Percentage	April 2,	April 4,	Percentage
$ thousands	2005	2004	Change	2005	2004	Change
Research and development expenses	$10,648	$12,451	(14)%	$35,071	$36,353	(4)%
% of revenues	21%	30%	(9)%	25%	30%	(5)%

For the three month period ended April 2, 2005, as compared to the three month period ended April 4, 2004, research and development expenses decreased by 14%, largely as an outcome of the 2004 Restructuring Plan, that resulted in the consolidation of research and development programs and the closure of certain facilities.

For the nine month period ended April 2, 2005, as compared to the nine month period ended April 4, 2004, research and development expenses were relatively unchanged. While we made significant reductions in research and development expenses during the quarter ended April 2, 2005 in accordance with our 2004 Restructuring Plan, the decreases were offset by increased spending as a result of the addition of New Focus in the first calendar quarter of 2004 as well as the weakness in the US dollar relative to the UK pound sterling and other currencies in which we operate.

Selling, General and Administrative Expenses

	Three months ended			Nine months ended
	(unaudited)			(unaudited)
	April 2,	April 4,	Percentage	April 2,	April 4,	Percentage
$ thousands	2005	2004	Change	2005	2004	Change
Selling, general and administrative expenses	$13,957	$13,426	4%	$45,595	$28,480	60%
% of revenues	28%	33%	(5)%	33%	24%	9%

For the three month period ended April 2, 2005, compared with the three month period ended April 4, 2004, selling, general and administrative expenses and increased by $0.5 million, or 4%. For the nine month period ended April 2, 2005, compared with the nine month period ended April 4, 2004, selling, general and administrative expenses increased by $17.1 million, or 60%. The increases were primarily due to the addition of New Focus and Onetta businesses combined with the decline in the US dollar relative to the UK pound sterling, and to a lesser extent, the expense associated with transferring administrative operations of the newly established US headquarters in San Jose, California, and the transfer of certain test and manufacturing operations to our Shenzhen facility. We expect to reduce selling, general and administrative expenses as a result of the 2004 Restructuring Plan, but the benefits will be somewhat offset by some short-term increases in administrative expenses as a result of the additional costs involved to ensure compliance with Section 404 of the Sarbanes Oxley Act

Amortization of Other Intangible Assets

	Three months ended			Nine months ended
	(unaudited)			(unaudited)
	April 2,	April 4,	Percentage	April 2,	April 4,	Percentage
$ thousands	2005	2004	Change	2005	2004	Change
Amortization	$2,855	$2,764	3%	$8,318	$6,505	28%

Amortization of other intangible assets increased $0.1 million from $2.8 million to $2.9 million in the three months ended April 4, 2004 as compared to the three months ended April 2, 2005. Amortization expense increased $1.8 million from $6.5 million to $8.3 million between the nine months ended April 4, 2004 compared to the nine months ended April 2, 2005, as a result of the acquisitions of New Focus and Ignis.

Restructuring

	Three months ended		Nine months ended
	(unaudited)		(unaudited)
$ thousands	April 2, 2005	April 4, 2004	April 2, 2005	April 4, 2004
Lease cancellation and commitments	$785	$—	$3,029	$9,449
Termination payments to employees and related costs	2,992	—	12,999	14,312

	$3,777	$—	$16,028	$23,761

As a consequence of the continued downturn in our target markets in which we operate, we have implemented substantial restructuring plans. Prior to 2004, we had a major restructuring program, the Acquisition Restructuring Plan, the main element of which was the closure of the wafer fabrication facility in Ottawa, Canada and the transfer of the associated wafer manufacturing to Caswell, UK. This transfer was successfully completed in August 2003.

In March 2004, we acquired New Focus, which owned an empty facility in Shenzhen, China. In May 2004, we announced the 2004 Restructuring Plan with the aim to reduce overhead expenses approximately 25%. The key component of the 2004 Restructuring Plan is to transfer the majority of the assembly and test operations from the Paignton, UK facility to the Shenzhen, China facility, in order to take advantage of the lower labor rates and associated manufacturing expenses in China.

Also, as part of the 2004 Restructuring Plan, in September 2004 we announced our intention to close our headquarters in Abingdon, UK and to transfer the main corporate functions such as group accounting, treasury and tax to the new US headquarters in San Jose. The ongoing UK corporate office functions were transferred to our site in Caswell, UK.

In December 2004, we announced additional general cost reduction measures designed to increase the cost reduction, achieved by the 2004 Restructuring Plan, to within a range of $16 million to $20 million per quarter. We anticipate the total cost of implementing these reductions to be in the range of $24 million to $30 million all of which will require the expenditure of cash.

In the three and nine month period ended April 2, 2005, we incurred restructuring charges of $3.8 million and $16.0 million, respectively, in connection with the 2004 Restructuring Plan. The full cost savings of the 2004 Restructuring Plan is anticipated to take another twelve to fifteen months to achieve. This is approximately six months later than the original plan mainly due to higher than originally planned revenue of last-time buy commitments for discontinued products from customers and particularly from Nortel related to the revision of our supply agreement with them and their commitment to purchase $50 million of last-time buy product over the next twelve months. We anticipate that the revenue and margins from this last-time buy commitment with Nortel will more than offset the delayed cost reductions from the 2004 Restructuring Plan.

In the future, we may embark on additional restructuring programs in order to address our cost structure and to respond to market conditions.

Other Income (Expense), Net

	Three months ended			Nine months ended
	(unaudited)			(unaudited)
	April 2,	April 4,	Percentage	April 2,	April 4,	Percentage
$ thousands	2005	2004	Change	2005	2004	Change
Other income (expense), net	$(460)	$(1,470)	(69)%	$(800)	$(2,315)	65%
% of revenues	(1)%	(4)%	3%	(1)%	(2)%	(1)%

Other expense was $0.5 million for the three months ended April 2, 2005 compared with other expense of $1.5 million for the three months ended April 4, 2004. The decrease of $1.0 million primarily resulted from interest income/expense decrease of $3.9 million primarily from cash balances decreasing and additional interest related to the convertible notes issued in December 2004. These decreases were offset by an increase in gain/loss in foreign exchange by $4.9 million, arising principally from the movement in the US dollar relative to the pound sterling.

Other expense was $0.8 million for the nine month period ended April 2, 2005 compared with $2.3 million for the nine month period ended April 4, 2004. The decrease of $1.5 million was mainly due a decrease in interest income, offset by a decrease in foreign exchange loss.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We finance our operations through a mixture of stockholders’ funds, loan notes, finance leases and working capital. The following table summarizes our capital resources (in thousands):

	April 2,	July 3,
	2005	2004
Cash and cash equivalents	$27,475	$109,682
Short-term investments	6,974	6,985

Total cash, cash equivalents and available-for-sale investments	$34,449	$116,667
Short-term restricted cash	$3,338	$—
Long-term restricted cash	$4,265	$4,434
Working capital	$82,809	$153,392

Operating Activities

Net cash used in operating activities for the nine months ended April 2, 2005 was $92.7 million compared to $79.4 million for the nine months ended April 4, 2004. For the nine months ended April 2, 2005 net cash used in operating activities primarily resulted from the loss from operations of $208.9 million, offset by non-cash accounting charges of $98.1 million for goodwill impairment and $23.9 million for depreciation, amortization and fixed asset impairments. Net cash used in operating activities for the nine months ended April 4, 2004 was $79.4 million, primarily resulting from loss from operations of $89.2 million offset by net non-cash accounting charges of $3.3 million including $17.7 million for depreciation, amortization and fixed asset impairment and the non-cash expense to write-off in process research and development of $5.9 million primarily related to the acquisition of New Focus combined with non cash credits for the gain on sale of equipment of $8.2 million and the foreign exchange impact on the loan notes due to Nortel of $8.4 million. Working capital was a $6.4 million use of cash for the nine months ended April 2, 2005 primarily a result of increased accounts receivable of $7.1 million primarily as a result of higher revenue between periods, a reduction of $5.1 million in accrued expenses and other liabilities primarily from the payment of restructuring costs partially offset by higher accounts payable of $3.4 million. For the comparable nine months ended April 4, 2004 we generated $6.4 million in cash from working capital primarily from a reduction in inventory, prepaid and other current assets, and an increase in accrued expenses and other liabilities offset by a reduction in accounts payable.

Investing Activities

Net cash used in investing activities for the nine months ended April 2, 2005 was $6.1 million, primarily resulting from purchases of property and equipment of $12.5 million, related to transferring our assembly and test operations to Shenzhen China offset by proceeds from disposal of subsidiaries, net of costs, of $5.7 million, proceeds from the sale of property and equipment of $1.3 million and $1.2 million of proceeds received in connection with the settlement of the Westrick loan note.

Net cash provided by investing activities for the nine months ending April 4, 2004 was $93.1 million primarily resulting from the cash received in connection with our acquisitions of $91.5 million (principally the New Focus acquisition), proceeds from the sale of property and equipment of $10.8 million offset by purchase of property and equipment of $9.3 million.

Financing Activities

Net cash provided by financing activities for the nine months ended April 2, 2005 was $14.9 million primarily resulting from the proceeds of issuance of convertible notes and warrants to purchase common stock, net of issuance costs, of $24.2 million offset by repayment of capital lease obligations of $5.1 million relating primarily to obligations assumed as part of the Onetta acquisition and repayment of loans notes due to Nortel of $4.2 million.

Net cash provided by financing activities for the nine months ending April 4, 2004 was $2.8 million, primarily resulting from the issuance of common stock.

At the time of our acquisition of NNOC in November 2002, our wholly-owned subsidiary, Bookham Technology plc, issued a $30 million secured loan note due November 8, 2005 and a $20 million unsecured loan note due November 8, 2007 to affiliates of Nortel. In September 2004, the $20 million unsecured loan note was exchanged for a $20 million note convertible into shares of our common stock.

On December 2, 2004, (i) the $30 million secured loan note was amended and restated to, among other things, extend the final maturity date by one year from November 8, 2005 to November 8, 2006 and (ii) the $20 million note was further amended and restated to, among other things, provide that it will not convert into shares of our common stock. These notes, as amended and restated on December 2, 2004 and further amended on May 2, 2005, are each secured by the assets that secured the $30 million secured note issued in November 2002 as well as certain additional property, plant and equipment and Nortel Networks specific accounts receivables and inventory under our Supply Agreement with Nortel. The amended and restated notes also contain certain covenants, including restrictions on assets sales and a requirement that we maintain a cash balance of at least $25 million, however, compliance with that covenant has been waived through August 8, 2006.

On December 20, 2004 we closed a private placement of $25.5 million of our 7.0% senior unsecured convertible debentures and warrants to purchase common stock which resulted in net proceeds of $21.5 million. We paid Nortel $4.2 million of the proceeds paying a portion of the $30 million loan note owed as part of the acquisition of NNOC. We intend to use the net proceeds from the private placement for general corporate purposes, including, among other things, payment of outstanding indebtedness, working capital to support new growth and to fund our operations through our current restructuring. The debentures may be converted into shares of our common stock at the option of the holder prior to the maturity of the debentures on December 20, 2007. The initial conversion price of the debentures is $5.50, which represents a premium of approximately 16% over the closing price of our common stock on December 20, 2004. We may also convert debentures into shares of common stock under certain circumstances. The warrants provide holders thereof the right to purchase up to 2,001,963 shares of common stock and are exercisable during the five years from the date of grant at an initial exercise price of $6.00 per share, which represents a premium of approximately 26% over the closing price of our common stock on December 20, 2004. Upon closing, we repaid the $30 million Nortel note by an amount of $4.2 million.

Sources of Cash

In the past five years, we have funded our operations from several sources, including through public offerings and acquisitions. As of April 2, 2005, we held $34.4 million in cash, cash equivalents and short-term investments, which represents our source of cash that will fund operations for the immediate future. We do not have any bank lending facilities, borrowings or lines of credit, except for the secured notes in the current principal amount of $45.9 million we issued to Nortel Networks UK Limited and the 7.0% Senior Unsecured Convertible Debentures we issued in a private placement on December 20, 2004.

Future Cash Requirements

We believe that our existing cash balances are adequate to fund our planned operating activities through at least the first half of fiscal 2006, but are not adequate to fund our operations through all of fiscal 2006. We will need to raise additional capital in the next nine months to fund our operations and to strengthen our working capital balances, which we intend to accomplish through the sale of assets, the issuance of additional equity securities, or an increase in borrowings, which may be secured by certain of our assets, or any combination thereof. Management also intends to delay or reduce expenditures in the event additional financial resources are not available on terms acceptable to us. However, there can be no assurances that we will be able to raise additional funds or reduce operational expenses. In the event we are unable to raise sufficient additional capital to meet our requirements, we may not be able to continue some or all of our current operations beyond the first half of fiscal 2006.

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

Risk Management—Foreign Currency Risk

We are exposed to fluctuations in foreign currency exchange rates and interest rates. As our business has grown and become increasing multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States, in the future we expect that a substantial portion of our revenues will be denominated in US dollars, while the majority of our expenses will continue to be denominated in pounds sterling until such time as our facility in Shenzhen, China is fully operational. Fluctuations in the exchange rate between the US dollar and pound sterling currencies and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. We engage in currency hedging transactions in an effort to cover any exposure to such fluctuations, and we may be required to convert currencies to meet our obligations. Under certain circumstances, hedging transactions can have an adverse effect on our financial condition. As of April 2, we held 3 foreign currency forward exchange contracts with a nominal value of $58.3 million. These contracts expire at various dates from May 2005 to December 2005. In addition, the promissory notes we issued in connection with the acquisition of NNOC are denominated in US dollars.

Contractual Obligations

There have been no material changes to the contractual as at July 3, 2004 disclosed in our Transition Report on Form 10-K/A filed with the SEC on October 5, 2004, other than the agreements with Nortel Networks described in Note 14 of our unaudited, condensed consolidated financial statements included in the Quarterly Report on Form 10-Q.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. In that context, the discussion in this item and other portions of this Quarterly Report on Form 10-Q contain forward-looking statements that involve certain degrees of risk and uncertainty, including statements relating to our business, liquidity and capital resources. Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q are such forward-looking statements that involve risks and uncertainties, including:

Our success will depend on the extent to which demand for optical components, modules and subsystems improves

Projections of dramatic growth in demand for bandwidth between 1999 and 2001 led to telecommunications carriers investing large amounts of capital in developing and expanding their optical networks. When the projected growth did not materialize in 2001, telecommunications companies ceased to expand their networks, and large portions of those networks proved superfluous and currently remain unused. As a result, the demand by telecommunications carriers for optical systems declined dramatically in 2001 and, in turn, the demand for components supplied by us and other vendors to the systems providers also fell sharply. In addition, the lack of demand was exacerbated by excess optical component inventory held by the leading optical systems vendors. This lack of demand and continuous downturn in the optical components market persisted in 2002, 2003 and 2004. As a result of this extensive downturn in the industry we are unable to predict whether and how long it will take before the excess capacity of existing network systems are fully utilized and demand for additional capacity is generated. Additionally, we are unable to determine what and how much inventory optical systems vendors have left. Continuing unfavorable economic conditions and reduced capital spending of a global nature has also affected demand for our products. The continued uncertainties in the telecommunications industry and the global economy make it difficult for us to anticipate revenue levels and therefore to make appropriate estimates and plans relating to management of costs. The uncertain demand for optical components has had, and will continue to have, a material adverse effect on our results of operations, and we are not able to predict when or if our results of operations will improve.

We remain highly dependent on Nortel Networks Limited as a customer over the duration of our supply agreement with Nortel Networks Limited

In November 2002, in connection with our acquisition of the optical amplifier and optical transmitter and receiver business of Nortel Networks Corporation, we entered into a three-year, non-exclusive supply agreement with Nortel Networks Limited, a wholly-owned subsidiary of Nortel Networks Corporation. During the six quarter period between November 8, 2002, and March 31, 2004, referred to as the Minimum Commitment Period, Nortel Networks Limited was obligated to purchase from us a minimum of $120.0 million of products and related services regardless of market demand, subject to our meeting certain customary performance criteria relating to quality and delivery, among other things. In addition, Nortel Networks Limited is required to purchase a percentage of its optical components requirements from us until November 2005. Pursuant to a letter agreement with Nortel Networks Limited, Nortel Networks Limited has also issued to us non-cancellable purchase orders for certain products with a value we estimate to be approximately $100 million, which automatically expires on March 31, 2006, or earlier upon the occurrence of certain events including an event of default under the notes or the supply agreement or a change in control.

The optical components businesses acquired from Nortel Networks Corporation were historically dependent on their relationship with Nortel Networks Limited and, as a result, we expect to be highly dependent on sales to Nortel Networks Limited, at least during the term of the supply agreement. In addition, Nortel Networks Limited, including its affiliates, has been one of Bookham’s significant customers during the past three years with respect to sales of other Bookham products. Prior to the acquisition, shipments of products to Nortel Networks Limited by the optical components business from Nortel Network Corporation constituted approximately 73%, 52%, and 60%, respectively, of the total sales of these businesses in 2000, 2001 and the first half of 2002. In the six-month period ended December 31, 2003, the six-month period ended July 3, 2004 and the nine-month period ended April 2, 2005, the shipments of products to Nortel Networks Limited by the Company constituted 58%, 46% and 43% of our total revenues, respectively. If Nortel Networks Limited’s financial condition deteriorates because of the continued severe slowdown in the telecommunications industry or due to changes in its own financial position or other circumstances, Nortel Networks Limited may not perform, in full or in part, its obligations under the supply agreement. We may not have a commercially practicable means to recover any shortfall by Nortel Networks Limited of its minimum purchasing commitments. Under certain circumstances, including a bankruptcy proceeding initiated by or against Nortel Networks Corporation and/or Nortel Networks Limited, amounts owed to us by Nortel Networks Limited might not be recoverable and the supply agreement may no longer be enforceable against Nortel Networks Limited.

On May 2, Nortel Networks announced 2004 revenues of $2.6 billion with net earnings of $133 million and a cash balance of $3.7 billion. For the year ended December 31, 2003, Nortel Networks Limited reported net earnings from continuing operations of $567 million. However, previously Nortel Networks Limited reported a net loss from continuing operations of $2.3 billion and $3.0 billion in its fiscal years ended 2002 and 2001, respectively. In addition, Nortel Networks Corporation, which owns all of Nortel Networks Limited’s common shares, has previously announced workforce reductions and facilities closures and has recently delayed certain regulatory filings, replaced its chief financial officer and the United States Securities and Exchange Commission has announced a formal order of investigation in connection with Nortel Network’s restatement of previous financial results. If Nortel Networks Limited ceases to purchase a substantial amount of products now that the Minimum Commitment Period has expired, our results of operations and business prospects will be materially adversely affected.

We may encounter a reduction in revenues or in gross margin at the expiration of the second addendum to the supply agreement with Nortel Networks Limited.

In connection with the second addendum to the supply agreement with Nortel Networks Limited, which we entered into on May 2, 2005, and became effective as of April 1, 2005, Nortel Networks Limited issued a non-cancelable purchase orders for last-time buys of certain products and other non last-time buys products with a value which we estimate to be approximately $100 million. The products are to be delivered to Nortel Networks Limited over the next 12 months. This purchase order will automatically expire on March 31, 2006 or earlier if certain events occur, including if an event of default occurs under the notes or the supply agreement or if we experience a change of control. The provisions of the second addendum to the supply agreement also included increases in prices and adjustment in payment terms of certain of the products we ship to Nortel Networks Limited. We anticipate that, at the conclusion of the term of the second addendum on March 31, 2006 or at an earlier date upon the occurrence of certain events, including an event of default under the notes or the supply agreement or a change in control that Nortel’s demand for our products will be reduced. Unless we are able to continue to increase penetration of other customers, further diversify our customer base and achieve overall increased sales of our products, we will experience reduced revenues as the purchases contemplated by the second addendum are completed. In addition, unless we are able to fully implement appropriate cost reduction measures, our gross margins will be adversely affected at the expiration of the term set forth in the second addendum, when Nortel Network price levels will revert to their historic levels, absent further negotiation or adjustment.

We may not be able to retain Nortel Networks Limited as a customer if they terminate the supply agreement, or after the expiration of its term.

On February 8, 2005, we entered into a first addendum to the supply agreement with Nortel Networks Limited, which required that we supply Nortel Networks Limited with a last-time buy for certain discontinued products and increase our capacity for and produce certain designated critical product-in feed components. This first addendum provides that, if we fail to achieve certain designated delivery or performance requirements, we must make prepayments, on a pro rata basis, to Nortel Networks UK Limited under the two promissory notes we initially issued in connection with our acquisition of the optical components business of Nortel Networks Corporation. These prepayments range in size from $500,000 to $2 million, depending upon the applicable deliverables, up to a maximum of $8 million. Any requirement we make these prepayments could have an adverse effect on our financial condition. In addition, if at any time we have a cash balance of less than $25 million, we are required to grant a license to Nortel Networks Limited, and any designated third party manufacturer or supplier, for the assembly, post-processing and test intellectual property (but excluding wafer technology) of certain critical products. Furthermore, under the second addendum to the supply agreement, the non-cancelable purchase order and price adjustments will terminate on March 31, 2006 or earlier upon the occurrence of certain events, including an event of default under the notes or the supply agreement or a change of control. The termination of purchase order or price arrangements under the second addendum would have a material adverse impact on our financial condition.

Our debt repayment obligations may affect our ability to operate our business

In connection with our acquisition of the optical components business from Nortel Networks Corporation, we issued to Nortel Networks UK Limited secured interest-bearing notes. As of May 1, 2005, the aggregate principal amount outstanding under the notes was approximately $45.9 million. The first note, with an aggregate principal amount outstanding of approximately $25.9 million, bears interest at the rate of 7% per year, increasing 0.25% per quarter beginning three months after issue until repayment, up to a maximum rate of 10% per year, and is payable in full no later than November 8, 2006. As of May 1, 2005, the note bore interest at a rate of 9.5%. The second note, in the aggregate principal amount of $20 million, bears interest at the rate of 4% per year, and is payable in full no later than November 8, 2007. Both notes are secured by certain of our and our subsidiaries’ assets. We are required to repay the notes, in full or in part, at earlier times upon the occurrence of various events, including an equity or equity-linked financing by us. The notes also require us to maintain a cash balance of at least $25 million while the notes are outstanding on or after August 8, 2006. If we are in default pursuant to the terms of the senior unsecured convertible debentures we issued in December 2004 describe below, we would trigger a default under the notes issued to Nortel Networks UK Limited, in which event all outstanding principal and accrued interest would be immediately due and payable under such notes. On December 20, 2004, we issued senior unsecured convertible debentures in a private placement resulting in gross proceeds of $25.5 million. These debentures bear interest at a rate of 7% per annum payable on each March 31, June 30, September 30 and December 31, while such debentures are outstanding, and on the maturity date. The debentures may be converted into shares of our common stock at the option of the holder prior to the maturity of the debentures on December 20, 2007. The conversion price of the debentures is $5.50. The debentures may also be converted into common stock by us under certain circumstances. If we are in default pursuant to the terms of the notes we issued to Nortel Networks UK Limited, we would also trigger an event of default under the debentures, in which event all outstanding principal and interest would be immediately due and payable under the debentures. Our business currently does not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness or to fund our other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances, and other general corporate requirements. If we cannot fund our liquidity needs through alternative sources of capital such as a financing, we will have to take actions such as reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances, selling assets, restructuring or refinancing our debt, or seeking additional equity or debt capital. We may not be able to effect any of those remedies on commercially reasonable terms, or at all. If we incur additional debt above current levels, the risks associated with our leverage, including the risk that we will be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

We and our customers are each dependent upon a limited number of customers

Historically, we have generated most of our revenues from a limited number of customers. For example, in each of the last two calendar years ending December 31, 2003 and December 31, 2004, sales to our top five customers accounted for 83% and 68% of our revenues, respectively. Sales to two of those customers, Nortel Networks Limited and Marconi Communications, respectively, accounted for, 58% and 12% in 2003, 62% and 12% for the nine month period ending April 4, 2004 and 43% and 4% for the nine month period ended April 2, 2005. Our dependence on a limited number of customers is due to the fact that the optical systems industry is dominated by a small number of large companies. That market is currently consolidating, thereby reducing the number of potential customers in the industry. This trend may further increase our dependence on a small number of customers. Similarly, our customers depend on a small group of telecommunications carrier customers to purchase their products that incorporate our optical components.

We expect to continue to generate a significant amount of our revenues from the supply agreement with Nortel Networks Limited, which expires in November 2006. The supply agreement provides for Nortel Networks Limited to purchase a percentage of its optical components requirements from us until November 2005. If Nortel Networks Limited’s financial condition deteriorates because of the continued severe slowdown in the telecommunications industry or due to changes in its own financial position or other circumstances, Nortel Networks Limited may not perform, in full or in part, its obligations under the supply agreement. We may not have a commercially practicable means to recover any shortfall by Nortel Networks Limited of its purchase obligations. Nortel Networks Limited has issued to us a non-cancellable purchase order for certain products with a value we estimate to be approximately $100 million. This purchase order expires on March 31, 2006 or earlier upon the occurrence of certain events including an event of default under the notes or supply agreement or a change in control. Our supply agreement with Marconi Communications, which provided for Marconi Communications to purchase $48.3 million of products and services from us, expired in June 2004. As a result of the expiration of the agreement, the amount of revenues we receive from Marconi Communications has declined. The loss of one or more of our customers, or any decrease in revenues earned from Nortel Networks Limited or Marconi Communications, could materially adversely affect our revenues and results of operations. In addition, many of our customers, and their telecommunications carrier customers, have been affected by the downturn in the telecommunications industry and are in poor financial condition. The condition of these companies may affect the amount and type of orders they are able to place with us.

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

We were informed by Ernst & Young LLP, our independent registered public accounting firm, of a material weakness in our internal controls in connection with the preparation of our financial statements for the three-month period ended October 2, 2004, as previously disclosed in our Quarterly Report on 10-Q for that period. Ernst & Young LLP informed us and our audit committee that we had incorrectly included certain foreign currency translation adjustments in our statement of operations for such three month period rather than reflecting such adjustments as cumulative translation adjustments within stockholders’ equity on our balance sheet for that period in accordance with FAS 52, Foreign Currency Translation. As a result, our net loss for the three-month period ended October 2, 2004 was $38.3 million, rather than $37.1 million as previously reported in our earnings press release issued on October 26, 2004. Ernst & Young LLP advised us that this condition is a material weakness in our internal control over financial reporting. We have reviewed the appropriate application of FAS 52 with Ernst & Young LLP and are implementing procedures designed to assure its proper allocation in the future.

In addition, the significant demands on our management and accounting personnel in recent months, including those resulting from our transfer of our principal accounting functions from our offices in the United Kingdom to those in the United States, which was recently undertaken as a result of our reincorporation in the United States, led to increases in the time required to perform control procedures and to develop and analyze information in connection with the closing of our books for the quarter ended April 2, 2005. The increase in the time required to close our books caused delays in finalizing our financial statements, which prevented the filing of our quarterly report on Form 10-Q for the quarter ended April 2, 2005 by May 12, 2005, the filing deadline. Our management concluded that the delays reflected a material weakness in our internal controls over financial reporting.

As a result of our global operations, our business is subject to currency fluctuations that may adversely affect our operating results

Due to our multi-national operations in Europe, North America and Asia, our business is subject to fluctuations based upon changes in the exchange rates among the currencies in which we collect revenues and pay expenses. In particular, despite our change in domicile, the majority of our expenses continue to be denominated in U.K. pounds sterling, while a substantial portion of our revenues are denominated in US dollars. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and pay expenses, affect our operating results. In recent periods, the value of the U.S. dollar has declined significantly in comparison with the pound sterling and the euro. The average U.S. dollar exchange rate has moved from $1.83 per pound sterling for the three month period ended April 4, 2004 to $1.90 per pound sterling for the three month period ended April 2, 2005, which represents a 4% decline in the strength of the U.S. dollar relative to the pound sterling. The average U.S. dollar exchange rate has moved from $1.72 per pound sterling for the nine month period ended April 4 2004, to $1.86 per pound sterling for the nine month period ended April 2, 2005, which represents an 8% decline in the strength of the U.S. dollar relative to the pound sterling.

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

We have generated substantial losses to date and will generate substantial losses in the future unless we achieve significant revenue growth

We incurred substantial net losses in 2001, 2002, 2003, the six-month period ended July 3, 2004 and the nine-month period ended April 2, 2005. Historically, we have failed to achieve the revenues required to achieve cash flow break-even. We may never generate sufficient revenues to achieve profitability or meet our liabilities as they come due. Even if we do achieve profitability, we may not sustain or increase profitability on a quarterly or annual basis in the future. Achieving profitability depends, in part, on our ability to successfully implement the cost reduction measures established by management, including the transfer of our test and manufacturing operations to our Shenzhen facility. In order to meet the product demands from our customers, however, we must currently maintain manufacturing capacity both in our UK and Chinese facilities, which defers achievement of cost savings as a result of a transition of manufacturing activities to China. As a result of this delay and our continued operating losses, which must be funded using our cash resources, we anticipate that we will require additional financing in the next twelve months. To date, we have been financed largely by our existing cash balances and our operating cash flows. Despite our private placement of $25.5 million of our 7% senior unsecured convertible debentures and warrants to purchase common stock in December 2004, our existing cash balances and any future revenues may not be not sufficient to cover all future losses

We will need to raise funds from external sources and failure to raise such funds would adversely impact our operations and financial condition

Our cash flows from operations are currently not sufficient to cover our operating expenses and capital expenditure needs. While we believe that we have sufficient cash balances to meet our anticipated working capital and capital expenditure requirements through the second quarter of fiscal 2006, we will need to obtain further funding from third parties to finance our operations and satisfy our debt repayment obligations. We may not be able to obtain funding from external sources on terms acceptable to us, or at all. In connection with any such financing, we may be required to issue additional equity at prices below the market value on the day of sale, which would dilute the value of our common stock, or we may be required to issue additional debt. If any financing consists, in total or partially, of debt, we may be required to use our available assets to secure such loan, which may be seized in the event we default on such debt. If we are unable to obtain external financing, or if the terms of such financing place unreasonable restrictions on the operation of our business, our ability to continue operations will be significantly adversely affected.

We expect to acquire businesses as part of our strategy, and we will need to integrate them successfully

Acquisitions have historically been an important part of our business strategy and will form part of our strategy in the future. For example, in 2002 Bookham Technology plc acquired the optical components businesses of Marconi Optical Components Limited and Nortel Networks. In July 2003, Bookham Technology plc acquired substantially all of the assets and certain liabilities of Cierra Photonics. In October 2003, Bookham Technology plc acquired Ignis Optics. In March 2004, Bookham Technology plc acquired New Focus. In June 2004, Bookham Technology plc acquired Onetta. Any acquisition transaction could involve the issuance of a significant number of new equity or debt securities and/or the payment of substantial cash consideration. If we fund acquisitions in whole or in part through the issuance of equity securities, our existing stockholders may experience substantial dilution. We may also be required to make significant investment in acquired companies to facilitate commercialization of their products or to support the integration of their operations with ours. Any acquisition may also involve significant management time and attention, which could cause disruption to our overall operations. Any acquisition resulting in entry into a new market, such as our acquisition of Ignis Optics, a company in the data communications sector, and New Focus, a company in the photonics and microwave sector, could present numerous challenges including diversion of financial and managerial resources and creation of uncertainty among existing customers. Moreover, if we are unable to integrate successfully any newly acquired business or technologies, we may be unable to achieve our strategic goals and our business could suffer Any of these problems could adversely affect our results of operations. In order to reduce overhead costs in the quarter ended April 2, 2005, we closed the operations of Onetta, severing the majority of the employees, discontinued production of the majority of its products and consolidated manufacturing of the other remaining products into other production facilities. We currently intend to continue Ignis Optics, New Focus and Onetta as separate legal entities.

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

Because of these and other factors, investors should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance. In future periods, results of operations may differ from the estimates of public market analysts and investors. Such a discrepancy could cause increased losses and the market price of our common stock to decline.

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

We generate a significant portion of our revenues internationally and therefore are subject to additional risks associated with the extent of our international operations

Our revenues for the nine-month period ended April 2, 2005, the six-month period ended July 3, 2004, and the years ended December 31, 2003, 2002 and 2001 were $37.2 million, $20.4 million, $13.5 million, $4.7 million and $2.9 million, respectively, in the United States and $102.1 million, $59.3 million, $132.7 million, $47.2 million and $28.7 million, respectively, outside the United States.

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

We could be adversely affected if we are unable to manage our manufacturing capacity to meet fluctuating levels of demand for our products, this includes the uncertainty of transferring certain operations to our facility in Shenzhen

A significant and steady decline in the demand for optical components beginning in 2001 resulted in marked underutilization of our manufacturing capacity, and, in July 2002, we announced that we were closing our manufacturing facilities in Swindon, U.K. and Maryland, US. In 2002, we acquired a manufacturing facility in Caswell, U.K. as part of the acquisition of the optical components business of Marconi Optical Components Limited, and in connection with our acquisition of the optical components business from Nortel Network Corporation, we acquired four more manufacturing facilities located in the United Kingdom, Canada and Switzerland. All of these facilities are underutilized. In 2004, in connection with our acquisition of New Focus, we acquired two additional manufacturing facilities. We have closed our Ottawa, Canada manufacturing facility and have transferred its operations to our Caswell site, and we have closed our Abingdon, U.K. manufacturing facility. In addition, we have announced a restructuring plan which includes moving a majority of our assembly and test operations to our facility in Shenzhen, China. We are in the process of transferring manufacturing operations previously undertaken at our Paignton U.K. facility and have completed the closure of our former headquarters facility at Abingdon, U.K. Fluctuations in customer demand, combined with the acquisition of these additional manufacturing facilities, present challenges and will require us to evaluate manufacturing capacity and to assess and predict demand appropriately in order to ensure availability and staffing of manufacturing facilities sufficient to meet that demand. For example, in the quarter ended April 2, 2005, we experienced increased customer demand for certain of our products that required that we operate our Paignton facility at greater capacity than we had anticipated when we implemented our most recent restructuring plan. This increased use of the Paignton facility to meet customer demands constrained the planned transition of our manufacturing and test operations from our facility in the UK to China. If we are unable to effectively and quickly carry out the transition to our Shenzhen facility, our ability to obtain the benefits of our restructuring plans could be adversely effected. In addition, the Failure to accurately evaluate manufacturing capacity generally and assess product demand on a timely basis could have an adverse effect upon gross margins or have the effect of increasing overall operating expenses. In addition the addition of capacity to meet increasing demand for certain products requires cash investment, and the equipment often times have lead times in excess of six months and requires experience to install the equipment, qualify products on new equipment and to qualify the production process. We may therefore fail to meet customer demand for these products or miss short-term demand.

We may incur significant restructuring charges that will adversely affect our results of operations

In light of our restructuring and cost reduction measures in 2002, 2003 and 2004 in response to the depressed demand for optical components, and our consolidation activities, we have incurred significant restructuring related charges. Such charges totaled $3.8 million, $7.9 million, $4.3 million, a $0.6 million credit, $0 and a $0.2 million credit for the quarters ended April 2, 2005, January 1, 2005, October 2, 2004, July 3, 2004, April 4, 2004 and December 31, 2003, respectively. In 2004, we announced further restructuring plans, which include moving the majority of our assembly and test operations from our site in Paignton, U.K. to our facility in Shenzhen, China and closing our former headquarters facility in Abingdon, U.K. We anticipate that these restructuring plans will be completed by December 31, 2005 and we expect to incur total restructuring charges in the range of $24.0 million to $30.0 million relating to this program over this time period. We may incur additional charges in the future. These charges, along with any other charges, have adversely affected, and will continue to adversely affect, our results of operations for the periods in which such charges have been or will be incurred.

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

We may encounter unexpected costs or delays in commencing manufacturing at the facility in Shenzhen, China

We intend to take advantage of the comparatively low manufacturing costs in China by conducting manufacturing activities at our facility in Shenzhen, China. Operations in China are subject to greater political, legal and economic risks than our operations in other countries. In order to commence activity at the facility, we must obtain required legal authorization, train and hire a workforce and invest in activation of the facility. The legal system in China is undeveloped and subject to change with little or no notice, and enforceability of existing laws and regulations is uncertain. Requisite legal permits may not be obtained and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. The hiring and training of an appropriate labor force requires an investment of our resources, and may take longer than anticipated. We have been advised that power may be rationed in the location of our Shenzhen facility, and were power rationing to be implemented, it could either have an adverse impact on our ability to complete manufacturing commitments on a timely basis or, alternatively, requires significant investment in generating capacity and to sustain uninterrupted operations at the facility. In addition, the success of our restructuring efforts is contingent, in part, on our ability to transfer certain manufacturing and test functions from our facilities in the UK to China, which would be hindered by a potential power rationing. We may also encounter delays or dislocation in the transfer of product lines to Shenzhen, China, or quality issues as we ramp up manufacturing activities. We may also be required to expend greater amounts than we currently anticipate in connection with the reactivation of the facility. Any one of these factors, or a combination of them, could result in the incurrence of unanticipated costs, with the potential to materially and adversely affect our business.

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

We have substantially redefined our business, making it difficult to evaluate our business based upon our historical financial results

From 1997 through 2000, our principal product line was based upon our proprietary silicon-based integrated optical circuitry, or ASOC, platform. In 2001 and 2002, as market demand for optical components continued to decline and some companies began to exit the industry, we redefined our business away from our product line of ASOC-based, passive, fully-integrated components towards providing a range of active optical components. As a result, in 2002 and 2003, we discontinued development of our ASOC-based products and shifted our strategic focus to becoming a supplier of optical components for the telecommunications market through the acquisition of companies or product lines. In the past three years, our acquisitions have included New Focus and the optical components businesses of Marconi Communications and Nortel Networks. This shift in our business model has substantially redefined our business plan and expanded our market focus and has resulted in large changes in our revenues and expenses as we acquire and integrate companies and product lines. As a result of our past acquisitions and our continued plan to acquire and integrate additional companies or product lines that we believe can be exploited in the current market environment, and, if necessary, to divest companies or product lines that do not fit within our redefined business, our financial results for any period or changes in our results across periods may continue to dramatically change. Our historical financial results, therefore, should not be relied upon to accurately predict our future operating results, thereby making the evaluation of our business more difficult.

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

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock

We account for our acquisitions, including the acquisition of New Focus, using the purchase method of accounting. In accordance with U.S. GAAP, we allocate the total estimated purchase price to the acquired company’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of announcement of the transaction, and record the excess of the purchase price over those fair values as goodwill. With respect to our acquisition of New Focus, we expensed the portion of the estimated purchase price allocated to in-process research and development in the first quarter of 2004. We will incur an increase in the amount of amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the merger on an annual basis. To the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. For example, the quarter ended April 2, 2005, we recorded an impairment charge of $98.1 million related to goodwill. In addition, in the past, after the completion of a transaction, we have amended the provisional values of certain inventory we obtained as part of transactions, specifically the Nortel Networks acquisition. This amendment resulted in the value of our inventory being increased by $20.2 million, current liabilities being increased by approximately $1.3 million, intangible assets being decreased by approximately $9.1 million and property, plant and equipment increased by $9.8 million. We cannot assure you that we will not have to make other similar modifications to our historical financial results in the future. In addition, there can be no assurance that we will not incur restructuring charges as a result of any such transaction, which may have an adverse effect on our earnings.

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

On November 7, 2001, a Class Action Complaint was filed against Bookham Technology plc and others in the United States District Court for the Southern District of New York. On April 19, 2002, plaintiffs filed an Amended Complaint. The Amended Complaint names as defendants Bookham Technology plc, Goldman, Sachs & Co. and FleetBoston Robertson Stephens, Inc., two of the underwriters of Bookham Technology plc’s initial public offering in April 2000, and Andrew G. Rickman, Stephen J. Cockrell and David Simpson, each of whom was an officer and/or director at the time of the initial public offering.

The Amended Complaints assert claims under certain provisions of the securities laws of the United States. They allege, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Complaints seek unspecified damages (or in the alternative rescission for those class members who no longer hold ordinary shares, in the case of Bookham Technology plc or common stock, in the case of New Focus), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the individual defendants were dismissed, without prejudice, from the action. In July 2002, all defendants filed Motions to Dismiss the Amended Complaints. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. Plaintiffs and most of the issuer defendants and their insurers have entered into a stipulation of settlement for the claims against the issuer defendants, including the Company. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, providing that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. We believe that both Bookham and New Focus have meritorious defenses to the claims made in the Amended Complaints and we therefore believe that such claims will not have a material effect on our financial position.

On February 13, 2002, Howard Yue, the former sole shareholder of Globe Y Technology, Inc., a company acquired by New Focus in February 2001, filed a lawsuit against New Focus and several of its officers and directors in Santa Clara County Superior Court. The lawsuit is captioned Howard Yue v. New Focus, Inc. et al, and asserts claims stemming from New Focus’s acquisition of Globe Y. Technology, Inc. The plaintiff has amended his complaint several times following the Court’s dismissal of his earlier complaints. Currently, the plaintiff’s fifth amended complaint alleges the following causes of action against New Focus: violation of §25400 and §25500 of the California Corporations Code; violation of §§1709-1710 of the California Civil Code; violation of §25402 of the California Corporations Code; violation of §17200 and §17500 of the California Business & Professions Code; fraud and deceit by concealment; fraud and deceit by active concealment; fraud and deceit based upon non-disclosure of material facts; negligent misrepresentation; and breach of contract and the duty of good faith and fair dealing. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. In November 2004, defendants filed answers to the plaintiff’s fifth amended complaint denying the plaintiff’s allegations and asserting various defenses.

In addition, in October 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages in connection with Mr. Yue’s conduct during the acquisition of Globe Y. Technology, Inc., by New Focus. In February 2004, New Focus filed a corrected amended cross-complaint against Mr. Yue. In May 2004, Mr. Yue filed an answer to New Focus’s corrected amended cross-complaint denying New Focus’s allegations and asserting various defenses. In December 2004, plaintiff and defendants filed a motion for summary judgment and/or summary adjudication with respect to the corrected amended cross-complaint and certain causes of action in the fifth amended complaint. On April 26, 2005, the Court denied both plaintiff’s and defendant’s motions. The trial date had been continued to an unspecified future date. New Focus intends to conduct a vigorous defense of this lawsuit.

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

A variety of factors could cause the trading price of our common stock to be volatile or decline

The market price of our common stock has been, and is likely to continue to be, highly volatile due to causes other than publication of our business results, such as:

•	announcements by our competitors and customers of their historical results or technological innovations or new products;

•	developments with respect to patents or proprietary rights;

•	governmental regulatory action; and

•	general market conditions.

Since Bookham Technology plc’s initial public offering in April 2000, Bookham Technology plc’s ADSs and ordinary shares and the shares of our customers and competitors experienced substantial price and volume fluctuations, in many cases without any direct relationship to the affected company’s operating performance. An outgrowth of this market volatility is the significant vulnerability of our stock price and the stock prices of our customers and competitors to any actual or perceived fluctuation in the strength of the markets we serve, regardless of the actual consequence of such fluctuations. As a result, the market prices for these companies are highly volatile. These broad market and industry factors caused the market price of Bookham Technology plc’s ADSs, ordinary shares, and our common stock to fluctuate, and may in the future cause the market price of our common stock to fluctuate, regardless of our actual operating performance or the operating performance of our customers.

The future sale of substantial amounts of our common stock could adversely affect the price of our common stock

On December 20, 2004, we issued convertible debentures and warrants in a private placement with institutional investors. The debentures and warrants issued in connection with the private placement are convertible or exercisable, as applicable, for up to an aggregate of 7,797,526 shares of our common stock, subject to adjustment in certain circumstances. In March 2004, Bookham Technology plc issued what amounted to 7,866,100 shares of our common stock in connection with the New Focus merger. In addition, in connection with Bookham Technology plc’s acquisition of the optical components business from Nortel Network Corporation, Bookham Technology plc issued to Nortel Networks Limited, Nortel Networks Optical Components Limited, and Nortel Networks UK Limited, an aggregate of 6.1 million shares of our common stock and a warrant to purchase 900,000 shares of our common stock. As of April 2, 2005, Nortel Networks Limited held approximately 2,378,941 shares of our common stock, Nortel Networks Optical Components Limited held approximately 721,058 shares of our common stock, and Nortel Networks UK Limited held approximately 900,000 shares of our common stock. Other stockholders or groups of stockholders also hold significant percentages of our shares of common stock. Sales by stockholders who acquired shares pursuant to the New Focus merger, by Nortel Networks, by institutional investors holding the convertible debentures and warrants or by other holders of substantial amounts of our shares in the public or private market could adversely affect the market price of our common stock by increasing the supply of shares available for sale compared to the demand in the private and public capital markets to buy our common stock. These sales may also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate to meet our capital needs.

Recently enacted and proposed regulatory changes may cause us to incur increased costs

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, will increase our expenses as we evaluate the implications of new rules and devote resources to respond to the new requirements. In particular, we expect to incur additional selling, general and administrative expenses as we implement Section 404 of the Sarbanes-Oxley Act, which requires management to report on, and our independent auditors to attest to, our internal controls. We must be compliant with Section 404 of the Sarbanes-Oxley act by July 2005. The compliance of these new rules could also result in continued diversion of management’s time and attention, which could prove to be disruptive to normal business operations. Further, the impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business.

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

Foreign currency

Due to our multinational operations, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue and pay expenses. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we may from time to time have to exchange currency to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular, changes in the value of the pound sterling compared to the US dollar. In an effort to mitigate exposure to those fluctuations, we hedge portions of our forecasted expenses denominated in pound sterling. At April 2, 2005, we held 3 foreign currency forward exchange contracts to purchase pound sterling with a nominal value of $58.3 million and contract expirations at various dates from May 2005 to December 2005. It is estimated that a 10% fluctuation in the dollar at July 3, 2004 would have led to a profit of $7.1 million (dollar weakening), or loss of $7.5 million (dollar strengthening) on our outstanding trades. At April 2, 2005 a similar fluctuation would have impacted the outstanding trades by a profit of $6.5 million (dollar weakening) and loss of $4.7 million (dollar strengthening). There have been no material changes to our exposure to market risk from that which was disclosed in our Transition Report on Form 10-K/A, for the transition period from January 1, 2004 to July 3, 2004.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 2, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level for the reasons described below.

The significant demands on our management and accounting personnel in recent months, including those resulting from our transfer of our principal accounting functions from our offices in the United Kingdom to those in the United States, which was recently undertaken as a result of our reincorporation in the United States, led to increases in the time required to perform control procedures and to develop and analyze information in connection with the closing of our books for the quarter ended April 2, 2005. The increase in the time required to close our books caused delays in finalizing our financial statements, which prevented the filing of our quarterly report on Form 10-Q for the quarter ended April 2, 2005 by May 12, 2005, the filing deadline. Our management has concluded that the delays reflected a material weakness in our internal controls over financial reporting.

Our management is currently undertaking a comprehensive effort to prepare for the assessments required by Section 404 of Sarbanes-Oxley that will take effect for our fiscal year ending July 2, 2005 and have also evaluated the financial statement close process necessary for the preparation of our required SEC filings in light of our conversion to US GAAP in connection with our reincorporation as a Delaware corporation on September 10, 2004 and the requirements of Section 404. In view of our reincorporation, we continue to educate our entire accounting staff in US GAAP and invest in personnel and infrastructure to facilitate the closing of interim financial results under US GAAP. We have also concluded that certain processes and controls need to be improved, including more timely and complete documentation of judgments made during the financial statement close process and improvements to information technology access and security controls. These initiatives were commenced during the quarter ended October 2, 2004, and will continue into subsequent fiscal quarters.

During the quarter ended April 2, 2005, we hired an individual with primary responsibility for coordinating and preparing our SEC periodic reports, as well as transitioned our principal relationship with our external auditors from their London office to the San Jose office as part of continuing efforts to facilitate the closing and reporting of interim financial results under US GAAP.

Changes in internal controls

Except as noted above, there has been no significant change in our internal controls over the financial reporting during the quarter ended April 2, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

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

On November 7, 2001, a Class Action Complaint was filed against Bookham Technology plc and others in the United States District Court for the Southern District of New York. On April 19, 2002, plaintiffs filed an Amended Complaint. The Amended Complaint names as defendants Bookham Technology plc, Goldman, Sachs & Co. and FleetBoston Robertson Stephens, Inc., two of the underwriters of Bookham Technology plc’s initial public offering in April 2000, and Andrew G. Rickman, Stephen J. Cockrell and David Simpson, each of whom was an officer and/or director at the time of the initial public offering.

The Amended Complaints assert claims under certain provisions of the securities laws of the United States. They allege, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Complaints seek unspecified damages (or in the alternative rescission for those class members who no longer hold ordinary shares, in the case of Bookham Technology plc or common stock, in the case of New Focus), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the individual defendants were dismissed, without prejudice, from the action. In July 2002, all defendants filed Motions to Dismiss the Amended Complaints. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers. Plaintiffs and most of the issuer defendants and their insurers have entered into a stipulation of settlement for the claims against the issuer defendants, including the Company. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement, providing that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. We believe that both Bookham and New Focus have meritorious defenses to the claims made in the Amended Complaints and we therefore believe that such claims will not have a material effect on our financial position.

On February 13, 2002, Howard Yue, the former sole shareholder of Globe Y Technology, Inc., a company acquired by New Focus in February 2001, filed a lawsuit against New Focus and several of its officers and directors in Santa Clara County Superior Court. The lawsuit is captioned Howard Yue v. New Focus, Inc. et al, and asserts claims stemming from New Focus’s acquisition of Globe Y. Technology, Inc. The plaintiff has amended his complaint several times following the Court’s dismissal of his earlier complaints. Currently, the plaintiff’s fifth amended complaint alleges the following causes of action against New Focus: violation of §25400 and §25500 of the California Corporations Code; violation of §§1709-1710 of the California Civil Code; violation of §25402 of the California Corporations Code; violation of §17200 and §17500 of the California Business & Professions Code; fraud and deceit by concealment; fraud and deceit by active concealment; fraud and deceit based upon non-disclosure of material facts; negligent misrepresentation; and breach of contract and the duty of good faith and fair dealing. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. In November 2004, defendants filed answers to the plaintiff’s fifth amended complaint denying the plaintiff’s allegations and asserting various defenses.

In addition, in October 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages in connection with Mr. Yue’s conduct during the acquisition of Globe Y. Technology, Inc., by New Focus. In February 2004, New Focus filed a corrected amended cross-complaint against Mr. Yue. In May 2004, Mr. Yue filed an answer to New Focus’s corrected amended cross-complaint denying New Focus’s allegations and asserting various defenses. In December 2004, plaintiff and defendants filed a motion for summary judgment and/or summary adjudication with respect to the corrected amended cross-complaint and certain causes of action in the fifth amended complaint. On April 26, 2005, the Court denied both plaintiff’s and defendant’s motions. The trial date had been continued to an unspecified future date. New Focus intends to conduct a vigorous defense of this lawsuit.

Item 6. Exhibits

See the Exhibit Index, which is incorporated herein by reference, on the page immediately preceding the exhibits for a list of exhibits filed as part of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKHAM, INC.
	By:	/s/ Stephen Abely
Stephen Abely
May 17, 2005		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1*	Addendum to Optical Components Supply Agreement, dated as of February 7, 2005, by and between Bookham Technology plc and Nortel Networks Limited.

10.2*	Notes Amendment and Waiver Agreement, dated as of February 7, 2005 by and among Bookham Technology plc, Bookham, Inc., Nortel Networks UK Limited and Nortel Networks Corporation.

10.3*	Letter Agreement dated, as of March 24, 2005, by and between Bookham, Inc. and Nortel Networks Limited.

10.4	UK Subplan to the 2004 Stock Incentive Plan.

10.5	Restricted Stock Agreement dated February 9, 2005 between Bookham, Inc. and Giorgio Anania.

10.6	Restricted Stock Agreement dated February 9, 2005 between Bookham, Inc. and Stephen Abely.

10.7	Bonus Agreement dated February 9, 2005 between Bookham, Inc. and Giorgio Anania.

10.8	Bonus Agreement dated February 9, 2005 between Bookham, Inc. and Stephen Abely.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Confidential treatment has been requested as to certain portions of these Exhibits. Such portions have been omitted and filed separately with the Securities and Exchange Commission.