Form 10-K/A
period 2004-07-03
BOOKHAM, INC.
filed 2005-08-15
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Amendment No. 2
to
FORM 10-K/A
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from January 1, 2004 to July 3, 2004
Commission file number 0-30684

Bookham, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1303994
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
2584 Junction Avenue
San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: 408-919-1500
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

     The aggregate market value of the Common Stock held by non-affiliates of the registrant was $188,782,586 based on the closing price of the registrant’s Common Stock on September 10, 2004 as reported by the NASDAQ National Market ($7.55 per share). As of August 10, 2005, there were 33,805,437 shares of Common Stock outstanding.

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

TRANSITION REPORT ON FORM 10-K
PERIOD ENDED JULY 3, 2004

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K	3
EXPLANATORY NOTE
     This Amendment No. 2 to Form 10-K/A is being filed for the purposes of (i) revising Note 1 to the financial statements to describe management’s plans to address the need to raise additional funds and (ii) revising the opinion of Ernst & Young LLP, Bookham, Inc.’s independent registered public accounting firm, on page F-2 to include an emphasis of matter paragraph stating that if management is unable to raise additional funds it would significantly adversely affect Bookham, Inc.’s ability to continue operations.

2

PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
(a) The following documents are filed as part of or are included in this Amendment No. 2 to the Transition Report on Form 10-K/A:
1. Financial Statements

1. Report of Independent Registered Public Accounting Firm	F-2
2. Consolidated Balance Sheets	F-3
3. Consolidated Statement of Operations	F-4
4. Consolidated Statements of Stockholder’s Equity	F-5
5. Consolidated Statements of Cash Flows	F-8
6. Notes to Consolidated Financial Statements	F-9
2. Financial Statement Schedules
     Schedule II: Valuation and Qualifying Accounts
3. List of Exhibits
     The Exhibits filed as part of this Transition Report on Form 10-K./A are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. The documents listed on such Exhibit Index, except as otherwise noted, are being filed as exhibits herewith. We have noted on the Exhibit Index that certain documents have, pursuant to Rule 12b-32 promulgated under the Exchange Act, been incorporated by reference from other documents that we have filed with the SEC. Bookham’s file number under the Exchange Act is 000-30684. This Exhibit Index also identifies each management or compensatory plan or arrangement required to be filed as an Exhibit to this report.
(b) Reports on Form 8-K
     None.

3

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKHAM, INC.
	By:	/s/ Stephen Abely
Stephen Abely
August 12, 2005		Chief Financial Officer

4

BOOKHAM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Bookham, Inc.
     We have audited the accompanying consolidated balance sheets of Bookham, Inc. as of July 3, 2004 and December 31, 2003, and 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the six month period ended July 3, 2004, and for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated September 15, 2004, as discussed in Note 1, management has determined that additional funding will be required in order fund operations for fiscal 2006. Management are taking actions to raise additional equity capital and considering the disposal of selected assets or businesses. If management are unable to raise additional finance it would significantly adversely affect the Company’s ability to continue operations. Note 1 describes management’s plans to address this issue.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bookham, Inc. at July 3, 2004, and December 31, 2003 and 2002 and the consolidated results of its operations and its consolidated cash flows for the six-month period ended July 3, 2004 and each of the three years in the period ended December 31, 2003, in conformity with generally accepted accounting principles in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

ERNST & YOUNG LLP
Reading, England
September 15, 2004, except for
Note 1 — Summary of Significant Accounting Policies –
Basis of Presentation,
as to which the date is
August 12, 2005

BOOKHAM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

		December 31,
	July 3,
	2004	2003	2002
Assets
Current assets:
Cash and cash equivalents	$116,667	$69,340	$169,723
Accounts receivable (net of allowances of $1,260, $587 and $963 at July 3, 2004, December 31, 2003 and 2002, respectively)	13,565	8,875	3,923
Amounts due from related parties	15,954	18,864	24,704
Inventories (net of provision of $16,424, $16,801 and $23,525 at July 3, 2004 and December 31, 2003 and 2002, respectively)	48,339	44,378	38,123
Prepaid expenses and other current assets	17,887	12,248	5,835
Assets held for resale	13,908	—	—
Total current assets	226,320	153,705	242,308
Long-term restricted cash	4,434	—	—
Intangible assets, net	163,802	45,230	42,541
Property and equipment, net	72,369	70,563	66,767
Investments	1,100	—	—
Total assets	$468,025	$269,498	$351,616
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,765	$19,660	$18,336
Amounts owed to related parties	628	739	844
Short-term capital lease obligations	5,131	417	—
Accrued expenses and other liabilities	38,351	15,979	27,948
Current portion of loans due	53	53	48
Total current liabilities	72,928	36,848	47,176
Non-current portion of loans due	400	488	440
Non-current portion of loans due to related party	50,000	50,000	50,000
Long-term capital lease obligation, net of current portion	—	15	—
Other long-term liabilities	14,107	17,752	5,392
Total liabilities	137,435	105,103	103,008
Stockholders’ equity:
Common stock:
$0.01 par value; 175,000,000 authorized; 32,612,555, 21,680,901 and 20,495,087 issued and outstanding at July 3, 2004, and December 31, 2003 and 2002, respectively	1,772	1,100	1,034
Additional paid-in capital	916,193	684,561	661,841
Deferred compensation	(1,354)	(28)	(28)
Accumulated other comprehensive income	33,035	30,447	11,699
Accumulated deficit	(619,056)	(551,685)	(425,938)
Total stockholders’ equity	330,590	164,395	248,608
Total liabilities and stockholders’ equity	$468,025	$269,498	$351,616
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

BOOKHAM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock
			Additional			Accumulated Other
			Paid-In	Notes Receivable	Deferred	Comprehensive	Accumulated	Comprehensive
	Shares	Amount	Capital	Stockholders	Compensation	Income	Deficit	Income	Total
Balance at January 1, 2001	12,731,747	$634	$553,553	$—	$(1,204)	$1	$(96,630)		$456,354
Refund of VAT on IPO costs			611	—	—	—	—	—	611
Amortization of deferred stock compensation	—	—	—	—	473	—	—	—	473
Issuance of non-employee stock options in exchange for services	—	—	—	—	289	—	—	—	289
Issuance of shares on the acquisition of Measurement Microsystems A-Z, Inc.	128,230	7	25,735	—	—	—	—	—	25,742
Issuance of shares upon exercise of common stock options	155,814	7	1,794	—	—	—	—	—	1,801
Exercise of common stock warrants	250	—	7	—	—	—	—	—	7
Comprehensive loss:
Currency translation adjustment	—	—	—	—	—	(15,031)	—	(15,031)	(15,031)
Net loss for the period	—	—	—	—	—	—	(164,370)	(164,370)	(164,370)
Total comprehensive loss	—	—	—	—	—	—	—	(179,401)
Balance at December 31, 2001	13,016,041	$648	$581,700	$—	$(442)	$(15,030)	$(261,000)		$305,876
The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock
			Additional			Accumulated Other
			Paid-In	Notes Receivable	Deferred	Comprehensive	Accumulated	Comprehensive
	Shares	Amount	Capital	Stockholders	Compensation	Income	Deficit	Income	Total
Balance at December 31, 2001	13,016,041	$648	$581,700	$—	$(442)	$(15,030)	$(261,000)		$305,876
Conversion of shares in respect of Measurement Microsystems A-Z, Inc.	57,724	2	(2)	—	—	—	—	—	—
Add back of contingent shares in respect of Measurement Microsystems A-Z Inc.	—	—	267	—	—	—	—	—	267
Issuance of shares on acquisition of the Marconi Optical Components business	1,289,100	61	27,950	—	—	—	—	—	28,011
Issuance of shares on acquisition of Nortel Networks Optical Components business	6,100,000	321	44,983	—	—	—	—	—	45,304
Issuance of warrants on acquisition of Nortel Networks Optical Components business	—	—	6,685	—	—	—	—	—	6,685
Issuance of shares upon exercise of common stock options	32,222	2	186	—	—	—	—	—	188
Amortization of deferred stock compensation	—	—	—	—	290	—	—	—	290
Issuance of non-employee stock options in exchange for services	—	—	—	—	124	—	—	—	124
Refund of VAT on IPO costs	—	—	72	—	—	—	—	—	72
Comprehensive loss:
Currency translation adjustment	—	—	—	—	—	26,729	—	26,729	26,729
Net loss for the period	—	—	—	—	—	—	(164,938)	(164,938)	(164,938)
Total comprehensive loss	—	—	—	—	—	—	—	(138,209)
Balance at December 31, 2002	20,495,087	1,034	661,841	—	(28)	11,699	(425,938)		248,608
Conversion of shares in respect of Measurement Microsystems A-Z, Inc.	873	—	—	—	—	—	—	—	—
Issuance of shares on the acquisition of the Cierra Photonics business	307,148	17	3,652	—	—	—	—	—	3,669
Issuance of shares on the acquisition of Ignis Optics, Inc.	802,082	45	17,703	—	—	—	—	—	17,748
Issuance of shares upon exercise of common stock options	63,429	3	1,132	—	—	—	—	—	1,135
Exercise of common stock warrants	12,282	1	233	—	—	—	—	—	234
Comprehensive loss:
Unrealized gain on hedging transactions	—	—	—	—	—	274	—	274	274
Currency translation adjustment	—	—	—	—	—	18,474	—	18,474	18,474
Net loss for the period	—	—	—	—	—	—	(125,747)	(125,747)	(125,747)
Total comprehensive loss	—	—	—	—	—	—	—	(106,999)
Balance at December 31, 2003	21,680,901	$1,100	$684,561	$—	$(28)	$30,447	$(551,685)		$164,395
The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock
			Additional			Accumulated Other
			Paid-In	Notes Receivable	Deferred	Comprehensive	Accumulated	Comprehensive
	Shares	Amount	Capital	Stockholders	Compensation	Income	Deficit	Income	Total
Balance at December 31, 2003	21,680,901	$1,100	$684,561	$—	$(28)	$30,447	$(551,685)		$164,395
Conversion of shares in respect of Measurement Microsystems A-Z, Inc.	1,081	—	—	—	—	—	—	—	—
Issuance of shares on the acquisition of New Focus, Inc.	7,866,600	485	197,225	—	—	—	—	—	197,710
Issuance of shares on the acquisition of Onetta, Inc.	2,764,030	168	24,540	—	—	—	—	—	24,708
Issuance of shares upon exercise of common stock options	299,943	19	2,133	—	—	—	—	—	2,152
Issuance of fully vested stock on the acquisition of New Focus, Inc.	—	—	6,286	—	—	—	—	—	6,286
Assumption of stockholder’s notes receivable from acquisition of New Focus Inc.	—	—	—	(1,233)	—	—	—	—	(1,233)
Assumption of unvested stock options on the acquisition of New Focus, Inc.	—	—	1,464	—	(1,464)	—	—	—	—
Payments received on stockholder’s notes receivable	—	—	—	1,233	—	—	—	—	1,233
Amortization of deferred stock compensation, net of cancellations	—	—	(16)	—	138	—	—	—	122
Comprehensive loss:
Unrealized loss on restricted cash	—	—	—	—	—	(16)	—	(16)	(16)
Unrealized loss on hedging transactions	—	—	—	—	—	(122)	—	(122)	(122)
Currency translation adjustment	—	—	—	—	—	2,726	—	2,726	2,726
Net loss for the period	—	—	—	—	—	—	(67,371)	(67,371)	(67,371)
Total comprehensive loss	—	—	—	—	—	2,588	—	(64,783)
Balance at July 3, 2004	32,612,555	$1,772	$916,193	$—	$(1,354)	$33,035	$(619,056)		$330,590
The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended		Year Ended December 31,
	July 3, 2004	June 29, 2003	2003	2002	2001
		(Unaudited)
Cash flows used in operating activities:
Net loss	$(67,371)	$(68,040)	$(125,747)	$(164,938)	$(164,370)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	5,890	—	245	13,132	9,293
Tax credit recognized for research and development activities	—	—	(3,719)	3,719	—
Write off of investments	44	—	—	—	—
Depreciation, amortization and impairment	13,455	10,296	21,312	57,702	86,006
Stock-based compensation	122	—	—	290	473
Expense related to stock options issued to non-employees for services.	—	—	—	124	289
Gain on sale of property and equipment	(5,254)	—	(3,060)	(66)	(12)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	2,406	4,812	4,087	(21,228)	11,789
Inventories, net	2,790	11,462	19,674	18,952	6,332
Prepaid expenses and other current assets	752	(2,399)	(2,208)	(5,521)	73
Accounts payable	6,199	504	(274)	7,230	(4,516)
Accrued expenses and other liabilities	(8,135)	55	(2,517)	5,906	6,749
Unrealized foreign exchange adjustments on loans and hedges	(1,071)	—	(5,768)	—	—
Net cash used in operating activities	(50,173)	(43,310)	(97,975)	(84,698)	(47,894)
Cash flows used in investing activities:
Purchase of intangible assets	(98)	—	—	(138)	(2,609)
Purchase of property and equipment	(6,648)	(12,416)	(19,186)	(15,158)	(57,450)
Proceeds from sale of property and equipment	5,254	—	7,105	66	138
Acquisitions, net of cash acquired	95,583	—	65	(18,090)	(9,786)
Purchase of long term investments	(751)	—	—	—	—
Proceeds from notes receivable	1,233	—	—	—	—
Proceeds from restricted cash	(197)	—	—	—	648
Net cash provided by/(used in) investing activities	94,376	(12,416)	(12,016)	(33,320)	(69,059)
Cash flows provided by financing activities:
Proceeds from issuance of common stock	2,152	10	1,369	188	1,808
Repayment of capital lease obligations	(417)	—	(227)	(1,347)	(1,951)
Repayment of loans	(57)	—	(49)	—	—
Net cash provided by/(used in) financing activities	1,678	10	1,093	(1,159)	(143)
Effect of exchange rate on cash	1,446	(8,589)	8,515	20,920	(853)
Net increase/(decrease) in cash and cash equivalents	47,327	(64,305)	(100,383)	(98,257)	(117,949)
Cash and cash equivalents at beginning of period	69,340	169,723	169,723	267,980	385,929
Cash and cash equivalents at end of period	$116,667	$105,418	$69,340	$169,723	$267,980
Supplemental cash flow disclosures
Income taxes paid	$11	$—	$280	$—	$—
Cash paid for interest	$1,658	$1,486	$3,131	$586	$—
Supplemental disclosure of non-cash transactions
Warrants and shares issued for acquistions	$228,704	$—	$21,417	$80,000	$26,000
The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Summary of Significant Accounting Policies
     Description of Business
     Bookham Technology plc was incorporated under the laws of England and Wales on September 22, 1988. On September 10, 2004, pursuant to a scheme of arrangement under the laws of the United Kingdom (the “Scheme”), Bookham Technology plc became a wholly-owned subsidiary of Bookham, Inc., a Delaware corporation (“Bookham, Inc.”). Bookham, Inc. principally designs, manufactures and markets optical components, modules and subsystems for the telecommunications industry. Bookham, Inc. also manufactures high-speed electronic components for the telecommunications, defense and space industries. References to “we,” “our,” “us” or the “Company” mean Bookham, Inc. and its subsidiaries consolidated business activities since September 10, 2004 and Bookham Technology plc’s consolidated business activities prior to September 10, 2004.
     Basis of Presentation
     At the time of the Company’s acquisition of Nortel Network’s optical components business (“NNOC”) in November 2002, a subsidiary of the Company issued a $30 million secured loan note due November 8, 2005 (the “$30m Note”) and a $20 million unsecured loan note due November 8, 2007 (the “Original $20m Note”) to affiliates of Nortel. The Original $20m Note was then exchanged for a $20 million note issued by the Company which was convertible into shares of the Company’s common stock in connection with the Company’s reorganization as a Delaware corporation in September 2004 (the “New $20m Note”).
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
     On December 20, 2004 the Company closed a private placement of $25.5 million of the Company’s 7.0% senior unsecured convertible debentures and warrants to purchase common stock. The Company intends to use the net proceeds from the private placement for general corporate purposes, including, among other things, payment of outstanding indebtedness and working capital. The debentures may be converted into the Company’s common stock at the option of the holder prior to the maturity of the debentures on December 20, 2007. The conversion price of the debentures is $5.50, which represents a premium of approximately 16% over the closing price of the Company’s common stock on December 20, 2004. The debentures also may be converted into shares of common stock by the Company under certain circumstances. The warrants provide holders thereof the right to purchase up to 2,001,963 shares of common stock and are exercisable during the five year period ending December 20, 2009 at an exercise price of $6.00 per share which represents a premium of approximately 26% over the closing price of the Company’s common stock on December 20, 2004.
     Based upon management’s current cash flow forecasts, the Company will need to raise additional funding through external sources prior to December 2005 in order to maintain sufficient financial resources to continue to operate its business. In addition, depending on the amount of additional funding secured prior to December 2005, the Company will also need to raise further funding before June 2006 in order to maintain a cash balance of at least $25 million as required by the new terms of the Amended and Restated Notes.
     The failure to raise additional capital would have a significant impact on the Company’s ability to continue operations. It is the Company’s belief that it will be able to raise additional funds through: (i) working capital financing and other forms of financing such as issuing debt, selling equity by means of a private placement or public offering, (ii) a sale of Company assets or non-core businesses or (iii) issuing equity in order to acquire cash rich companies. The Company will pursue any one or a combination of the above in order to enable it to continue operations through the period to June 2006 and to maintain cash balances required pursuant to the Amended and Restated Notes.
     The Company assumed Bookham Technology plc’s financial reporting listing effective September 10, 2004. As a result, management deems Bookham Technology plc’s consolidated business activities prior to September 10, 2004 to represent the Company’s consolidated business activities as if the Company and Bookham Technology plc historically had been the same entity. The consolidated financial statements include Bookham, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company has included the results of operations of acquired entities from the date of acquisition (Note 13).
     Until July 3, 2004, the Company’s fiscal year ended on December 31. Effective June 30, 2004, the Company changed its fiscal year end from December 31 to the Sunday closest to June 30. Accordingly, financial statements have been prepared for the six months ended July 3, 2004, and now will be prepared for fifty-two/fifty-three week cycles going forward.
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
     The Company’s annual reports on Form 20-F for the years ended December 31, 2003, 2002 and 2001 contained the Company’s consolidated financial statements prepared in accordance with accounting principles generally accepted in the United Kingdom and were denominated in pounds sterling. The consolidated balance sheets of the Company as of July 3, 2004, December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders’ equity and cash flows for the six months ended July 3, 2004 and June 29, 2003 and the years ended December 31, 2003, 2002 and 2001 contained in this Report on Form 10-K have been prepared in conformity with United States generally accepted accounting principles (“GAAP”) and have been translated from pounds sterling into U. S. dollars using the exchange rates set forth below. Translation differences are recorded in other comprehensive income.

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
     Inventories
     Inventories are stated at the lower of cost (determined using the first in, first out method) or market value (determined using the estimated net realizable value). The Company plans production based on orders received and forecasted demand and maintains a stock of certain items. The Company must order components and build inventories in advance of product shipments. These production estimates are dependent on the Company’s assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment.
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
     Assets are classified as held for resale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company has classified freehold land as held for resale which is being actively marketed for sale. This balance is held in the Optics segment (Note 12).
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
     SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 16 years. The Company believes no events or changes in circumstances have occurred that would require an impairment test for these assets during the six month period ended July 3, 2004.
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
     Gains and losses realized from foreign currency transactions, those transactions denominated in currencies other than the Company’s functional currency, are recorded on the consolidated statements of operations.

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
     Advertising Expenses
     The cost of advertising is expensed as incurred. The Company’s advertising costs for the six months ended July 3, 2004 and the fiscal years ended December 31, 2003, 2002 and 2001 were approximately $138,000, $0, $197,000 and $616,000, respectively.
     Revenue Recognition
     Revenue represents the amounts (excluding sales taxes) derived from the provision of goods and services to third-party customers during the period. The Company’s revenue recognition policy follows Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. Specifically, the Company recognizes product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. For shipments to new customers and evaluation units, including initial shipments of new products, where the customer has the right of return through the end of the evaluation period, the Company recognizes revenue on these shipments at the end of an evaluation period, if not returned, and when collection is reasonably assured. The Company records a provision for estimated sales returns in the same period as the related revenues are recorded which is netted against revenue. These estimates are based on historical sales returns, other known factors and the Company’s return policy.
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
     Comprehensive Loss
     For the six months ended July 3, 2004 and years ended December 31, 2003, 2002 and 2001, the Company’s comprehensive loss is comprised of its net loss, unrealized gains on the Company’s hedging instruments, foreign currency translation adjustments and unrealized holding losses on restricted cash. The components of accumulated other comprehensive loss were as follows:

		December 31,
	July 3, 2004	2003	2002	2001
	(in thousands)
Unrealized gains on the Company’s hedging instruments	$153	$274	$—	$—
Currency translation adjustment	32,898	30,173	11,699	(15,030)
Unrealized holding losses on restricted cash	(16)	—	—	—
Accumulated other comprehensive loss	$33,035	$30,447	$11,699	$(15,030)
     Scheme of Arrangement
     On August 16, 2004 at an extraordinary general meeting, the Company’s shareholders approved the scheme of arrangement pursuant to which, effective September 10, 2004, Bookham Technology plc became a wholly-owned subsidiary of Bookham, Inc. Pursuant to the scheme of arrangement, Bookham Technology plc ordinary shares were exchanged for shares of common stock of Bookham, Inc. on a ten for one basis. All references in the consolidated financial statements and notes thereto with respect to the number of shares, per share amounts and market prices have been restated to reflect the scheme of arrangement.
     Reclassifications
     Certain reclassifications have been made to fiscal 2003, 2002 and 2001 balances to conform to the July 3, 2004 presentation. These classifications have no impact on the Company’s loss from operations or net loss.
2.	Concentration of Revenues and Credit and Other Risks
     The Company places its cash and cash equivalents with and in the custody of financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer.
     For the six months ended July 3, 2004 and years ended December 31, 2003, 2002, and 2001, transactions with Nortel Networks accounted for approximately 46%, 59%, 31% and 41%, respectively, of the Company’s total revenues. For the six months ended July 3, 2004 and years ended December 31, 2003, 2002 and 2001, transactions with Marconi Communications accounted for approximately 9%, 13%, 38% and 15%, respectively, of the Company’s total revenues. These revenues were generated in the Company’s Optics segment.
     For the six months ended July 3, 2004 and years ended December 31, 2003, 2002 and 2001, no other customer accounted for more than 10% of the Company’s total revenues. At July 3, 2004, December 31, 2003 and 2002, Nortel Networks accounted for 39%, 55% and 47% of the Company’s gross accounts receivable balance, respectively. At July 3, 2004, December 31, 2003 and 2002, Marconi Communications accounted for 15%, 13% and 39% of the Company’s gross accounts receivable balance, respectively. The Company performs ongoing credit evaluations of its customers and does not typically require collateral or guarantees.
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
5.	Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consists of the following:

		December 31,
	July 3, 2004	2003	2002
	(in thousands)
Accounts payable accruals	$5,538	$7,734	$7,855
Compensation related accruals	10,831	3,768	3,742
Other accruals	8,532	4,458	16,351
Current proportion of provisions	13,450	19	—
	$38,351	$15,979	$27,948
Other long term liabilities consist of the following:

		December 31,
	July 3, 2004	2003	2002
	(in thousands)
Warranty provision	$754	$5,042	$1,752
Environmental provision	1,132	2,253	2,038
Restructuring provisions	12,221	8,252	—
Pension costs provisions	—	1,121	1,602
Other provisions	—	1,084	—
	$14,107	$17,752	$5,392

Movements in Provision for liabilities and charges are summarized below

	Provision for	Environmental
	warranties	provision
	(in thousands)
At January 1, 2002	$—	$—
Arising during the year	87	—
Arising on acquisition	1,545	1,899
Foreign exchange movements	120	139
Paid during the year	—	—
At December 31, 2002	1,752	2,038
Released during the year	—	—
Fair value adjustment	1,968	—
Arising during the year	846	—
Arising on acquisition	65	—
Foreign exchange movements	430	215
Paid during the year	—	—
At December 31, 2003	5,061	2,253
Short-term portion	5,042	2,253
Long-term portion	19
At December 31, 2003	5,061	2,253
Released during the year	(1,096)	(1,171)
Arising on acquisition	569	—
Fair value adjustment	—	—
Foreign exchange movements	155	50
Paid during the year	(83)	—
At July 3, 2004	4,606	1,132
Short-term portion	3,852	—
Long-term portion	754	1,132
	$4,606	$1,132
     Provision for warranties
     The Company accrues for the estimated costs to provide warranty services at the time revenue is recognized. The Company’s estimate of costs to service it’s warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the Company warranty costs will increase resulting in increases to gross loss.
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

     The Company’s future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

For Fiscal Year Ending on or about June 30,
2005	$13,531
2006	12,562
2007	10,438
2008	2,444
2009	1,202
Thereafter	2,230
Total	$42,407
     Included in future minimum lease payments above is approximately $16,815,000 related to unoccupied facilities as a result of the Company’s restructuring activities. As of July 3, 2004, the aggregate future minimum sublease income to be received under non-cancelable subleases totaled approximately $700,000.
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
     Guarantees
     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”) effective December 31, 2002. The Company has the following financial guarantees:
•	The purchase agreement between the Company and Cierra Photonics, Inc. (see Note 13) contains an indemnity clause whereby should a previously filed lawsuit against Cierra Photonics result in payment by Cierra Photonics, the Company would be liable for a maximum of $1.0 million related to any settlement payout. The Company had accrued the amount of this guarantee as representing the most probable outcome as determined by management as of December 31, 2003. This amount was settled during the six months ended July 3, 2004 with the payment of full $1.0 million under the indemnity.

•	In connection with the sale by New Focus, Inc. of its passive component line to Finisar, Inc., New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This indemnification expires in May 2009 and has no maximum liability. In connection with the sale by New Focus of its tunable laser technology to Intel Corporation, New Focus has indemnified Intel against losses for certain intellectual property claims. This indemnification expires in May 2008 and has a maximum liability of $7.0 million. The Company does not expect to pay out any amounts in respect of this indemnification, therefore no accrual has been made for this indemnification.

•	In connection with the sale by the Company of JCA Technology, Inc. to Endwave Corporation on July 21, 2004, the Company agreed to indemnify Endwave Corporation against losses arising from breach of any representation or warranty of the Company contained in the purchase agreement and for certain claims arising from non-compliance with environmental laws prior to the closing date. This indemnification expires on the later of one year from closing, or on July 21, 2005 and has a $2.5 million maximum liability.

•	The Company indemnifies its directors and certain employees as permitted by law. Indemnification covers at least negligence and gross negligence on the part of indemnified parties. The Company has not recorded a liability associated with these indemnification agreements as the Company historically has not incurred any costs associated with such indemnifications. Costs associated with such indemnifications may be mitigated by insurance coverage that the Company maintains.

•	The Company also has indemnification clauses in various contracts that it enters into in the normal course of business, such as those issued by its bankers in favor of several of its suppliers or indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing the Company’s products should such products infringe the intellectual property rights of a third party. The Company has not historically paid out any amounts related to these indemnifications and does not expect to in the future, therefore no accrual has been made for these indemnifications.
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
     On February 13, 2002, Howard Yue, the former sole shareholder of Globe Y Technology, Inc., a company acquired by New Focus in February 2001, filed a lawsuit against New Focus and several of its officers and directors in Santa Clara County Superior Court. The lawsuit is captioned Howard Yue v. New Focus, Inc. et al, Case No. CV808031, and asserts claims stemming from New Focus’s acquisition of Globe Y. The plaintiff has amended his complaint several times following the Court’s dismissal of his earlier complaints. Currently, the plaintiff’s third amended complaint alleges eight causes of action against New Focus: violation of §25400 and §25500 of the California Corporations Code; violation of §§1709-1710 of the California Civil Code; violation of §17200 and §17500 of the California Business & Professions Code; fraud and deceit by concealment; fraud and deceit by active concealment; fraud and deceit based upon non-disclosure of material facts; negligent misrepresentation; and breach of contract and the duty of good faith and fair dealing. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief.
     On October 6, 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages arising from Mr. Yue’s misrepresentations to New Focus in the acquisition of Globe Y by New Focus. Discovery is ongoing in both the lawsuit by Mr. Yue and New Focus’s cross-complaint. New Focus has certain counterclaims against Mr. Yue as well as the following defenses against Mr. Yue’s claims: the doctrines of estoppel, waiver and consent; plaintiff’s coming to the action with unclean hands; plaintiff’s breach of contract; plaintiff’s failure to fulfill any contractual conditions precedent; plaintiff’s failure to mitigate damages, if any; plaintiff’s negligence; the lack of an existence of a fiduciary or confidential relationship with the plaintiff; the causing of plaintiff’s damages, if any, by intervening events; and plaintiff’s fraudulent conduct. New Focus intends to conduct a vigorous defense of this lawsuit.
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
     The following table summarizes the activity related to the restructuring liability for the six months ended July 3, 2004:

	Accrued		Amounts			Accrued
	restructuring		charged to			restructuring
	costs at	Amounts	restructuring			costs at
	January 1,	assumed on	costs and	Amounts	Amounts paid	July 3,
	2004	acquisition	other	reversed	or written off	2004
	(in thousands)
Lease cancellations and commitments	$5,030	$16,815	$—	$(1,953)	$(765)	$19,127
Termination payments to employees and related costs	3,222	24	1,411	(122)	(2,957)	1,578
Total restructure accrual and other	$8,252	$16,839	$1,411	$(2,075)	$(3,722)	$20,705
Less non-current accrued restructuring charges						(12,221)
Accrued restructuring charges included within other accrued liabilities						$8,484
     The following table summarizes the activity related to the restructuring liability for the year ended December 31, 2003:

	Accrued			Accrued
	restructuring	Amounts charged		restructuring costs
	costs at	to restructuring	Amounts paid	at December 31,
	January 1, 2003	costs and other	or written off	2003
	(in thousands)
Lease cancellations and commitments	$2,898	$6,703	$(4,571)	$5,030
Termination payments to employees and related costs	1,127	20,888	(18,793)	3,222
Write-off on disposal of assets and related costs	4,830	3,801	(8,631)	—
Total restructure accrual and other	$8,855	$31,392	$(31,995)	$8,252
Less non-current accrued restructuring charges				—
Accrued restructuring charges included within other accrued liabilities				$8,252
     The following table summarizes the activity related to the restructuring liability for the year ended December 31, 2002:

	Accrued			Accrued
	restructuring	Amounts charged		restructuring costs
	costs at	to restructuring	Amounts paid	at December 31,
	January 1, 2002	costs and other	or written off	2002
	(in thousands)
Lease cancellations and commitments	$—	$7,690	$(4,792)	$2,898
Termination payments to employees and related costs	—	3,750	(2,623)	1,127
Write-off on disposal of assets and related costs	—	43,650	(38,820)	4,830
Accrued restructuring charges included within other accrued liabilities	$—	$55,090	$(46,235)	8,855
Less non-current accrued restructuring charges				(8,855)
Accrued restructuring charges included within other accrued liabilities				$—
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
     In accordance with SFAS No. 87, Employers’ Accounting for Pensions, the following disclosure is required with respect to the Bookham (Switzerland) AG pension plan.
Balance Sheet

July 3, 2004(in thousands)
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

     Other pension schemes
     The Company pays contributions into the Company’s defined contribution pension scheme for directors and employees. The Company also has a defined contribution plan for the benefit of one director. The Company’s contributions to the plans are charged to the profit and loss account in the year they which they relate. The Company does not accept any responsibility for the benefit gained from these schemes. Accordingly, the Company has no other liability in respect of these pension arrangements. There were $859,000, $696,000 and $989,000 in respect of payments due to pension plans at July 3, 2004, December 31, 2003 and 2002, respectively.
9.	Income Taxes
     The Company’s income tax credit consists of the following:

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
     Deferred taxation
     Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:
     Deferred tax comprises the following:

		December 31,
	July 3,
	2004	2003	2002
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$168,605	$128,703	$83,796
Excess of taxation value over book value of fixed assets	43,434	46,120	38,149
Inventory valuation	1,840	—	—
Accruals and reserves	1,550	—	—

		December 31,
	July 3,
	2004	2003	2002
	(in thousands)
Other deferred tax assets	5,130	—	—
Gross deferred tax assets	220,559	174,823	121,945
Deferred tax liabilities:
Stock option compensation	(210)	—	—
Purchased intangible assets	(3,700)	—	—
Gross deferred tax liabilities	(3,910)	—	—
	216,649	174,823	121,945
Valuation allowance	(216,649)	(174,823)	(121,945)
Net deferred tax assets	$—	$—	$—
     The valuation allowance increased by $41,826,000, $52,878,000 and $56,959,000 for the periods ended July 3, 2004, December 31, 2003 and 2002 respectively.
     Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its net deferred tax assets.
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
10.	Stockholder’s Equity
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

2001 Approved Sharesave Scheme
     Pursuant to the 2001 Approved Sharesave Scheme, the Company granted options to purchase common stock to all full time directors and all employees with five years service or such shorter period as the board determines and those that the board deems appropriate. Options issued under the scheme are dependent on the savings made by the employee and the option price, determined by the board, was not less than 85% of the mid-market price of the Company’s common stock on the date proceeding the date which the employees were invited to apply for options. Options are normally exercisable for three to five years from the commencement of the savings contract established by the employee. During the six months ended July 3, 2004, options to purchase 3,626 shares of common stock were exercised under the scheme. At July 3, 2004, options to purchase 13,194 shares of common stock were outstanding. The Company does not intend to grant additional options under the scheme. The scheme has been approved by the U.K. Inland Revenue.
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
2000 Director Option Plan
     Pursuant to the New Focus 2000 Director Option plan, stock options were authorized for automatic grant to non-employee directors of New Focus. The plan generally provided for an automatic initial grant to purchase 2,500 shares of common stock to each non-employee director on the date when the person first becomes a non-employee director. In addition, upon the date of each stockholders’ meeting subsequent to the date of each non-employee director’s initial grant, each non-employee director was further automatically granted an option to purchase 500 shares of common stock. During the six months ended July 3, 2004, options to purchase 7,810 shares of common stock that had been granted under the plan were exercised. At July 3, 2004, there were no options outstanding that had been granted under this plan. No further grants will be made under the plan.
Exchangeable shares issued in connection with the acquisition of Measurement Microsystems A-Z, Inc.
     In connection with the acquisition of Measurement Microsystems A-Z , Inc. (“MM”) in 2001, the Company issued exchangeable shares to the MM stockholders. The exchangeable shares were issued by Bookham Exchange, Inc., a wholly-owned subsidiary of the Company. The exchangeable shares were non-voting, preferred shares which were convertible at any time into shares of Bookham Technology plc, the then parent company of Bookham Exchange, Inc. During the six months ended July 3, 2004 and the years ended December 31, 2003, 2002 and 2001, MM stockholders exchanged 1,081, 873, 57,724 and 0 shares, respectively.
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
     In 2002, the Company issued a warrant to purchase 900,000 shares of common stock to Nortel Networks as part of the purchase price for the acquisition of the optical components business of Nortel Networks. The Company valued the warrants issued to Nortel Networks at $6,685,000 based on the fair market value of the Company’s common stock as of the announcement date of the acquisition. At July 3, 2004 the warrant was outstanding; however, the warrant was exercised in full on September 7, 2004.
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
     A summary of the share option movements is given below:

	Options	Weighted average
	outstanding	exercise price
Outstanding at January 1, 2001	1,202,839	$77.90
Granted	655,919	38.04
Exercised	(155,814)	6.37
Cancelled	(296,911)	136.68
Outstanding at December 31, 2001	1,407,033	60.24
Granted	1,071,541	15.65
Exercised	(32,222)	7.10
Cancelled	(258,434)	65.34
Outstanding at December 31, 2002	2,187,918	33.85
Granted	993,363	21.11
Exercised	(63,429)	19.84
Cancelled	(576,930)	51.14
Outstanding at December 31, 2003	2,540,922	26.57
Granted	640,195	11.56
Assumed on acquisition of New Focus	605,797	2.90
Exercised	(299,943)	9.41
Cancelled	(280,359)	27.05
Outstanding as at July 3, 2004	3,206,612	$15.21

     The following summarizes option information relating to outstanding options under all of the Company’s stock plans as of July 3, 2004:

	Options Outstanding			Options Exerciseable
		Weighted Average
Range of Exercise		Remaining	Weighted Average		Weighted Average
Prices	Number Outstanding	Contractual Life	Exercise Price	Number Exerciseable	Exerciseable Price
$3.25-$6.00	70,686	8.14	$4.84	31,060	$4.84
$6.40-$7.75	3,777	8.31	$7.34	1,615	$7.09
$8.90-$9.85	94,513	9.68	$9.70	452	$9.12
$10.40-$10.65	506,663	9.92	$10.59	47,002	$10.49
$10.80-$12.00	143,403	4.73	$11.78	146,403	$11.78
$12.40-$13.50	34,844	2.23	$13.04	9,014	$12.85
$13.55-$14.00	151,176	7.98	$13.76	91,372	$13.69
$14.05-$14.20	594,642	8.26	$14.18	296,600	$14.19
$14.25-$15.00	196,963	8.05	$14.44	49,831	$15.42
$15.08-$15.50	60,443	3.50	$15.11	60,443	$15.11
$16.00-$19.75	41,935	7.48	$18.44	37,809	$18.64
$20.00-$22.00	203,680	7.61	$21.22	108,261	$21.04
$22.00-$23.60	37,044	6.26	$22.58	17,667	$22.82
$24.00-$25.50	807,860	9.13	$24.63	184,479	$24.66
$26.40-$32.00	122,959	7.18	$31.09	82,386	$31.11
$56.00-$59.00	31,276	6.52	$57.79	31,276	$57.79
$61.00-$69.00	19,261	6.85	$62.18	13,076	$62.21
$77.00-$128.00	36,574	6.13	$89.78	33,071	$88.30
$150.00-$300.00	42,599	6.21	$210.54	41,859	$211.31
$392.00-$818.00	3,314	6.33	$701.14	2,852	$700.47
$3.25-$818.00	3,206,612	8.24	$21.93	1,286,528	$28.35

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
     Information on reportable segments is as follows:

	Six months ended		Year Ended December 31,
	July 3,	June 29,
	2004	2003	2003	2002	2001
	(in thousands)
Net revenues:
Optics	$69,315	$67,762	$146,197	$51,905	$31,566
Research and defense	10,448	—	—	—	—
Consolidated total revenues	$79,763	$67,762	$146,197	$51,905	$31,566
Net loss:
Optics	$(59,321)	$(68,040)	$(125,747)	$(164,938)	$(164,370)
Research and defense	(8,050)	—	—	—	—
Consolidated net loss	$(67,371)	$(68,040)	$(125,747)	$(164,938)	$(164,370)
Depreciation and amortization:
Optics	$11,941	$9,962	$17,709	$17,135	$14,874
Research and defense	1,491	—	—	—	—
Consolidated depreciation and amortization	$13,432	$9,962	$17,709	$17,135	$14,874
Total expenditures for additions to long life assets:
Optics	$7,051	$12,611	$19,406	$17,612	$47,405
Research and defense	56	—	—	—	—
Consolidated total expenditures for additions to long life assets	$7,107	$12,611	$19,406	$17,612	$47,405
     Information regarding the Company’s operations by geographic area is as follows:

	Six months ended		Year Ended December 31,
	July 3,	July 3,
	2004	2003	2003	2002	2001
	(in thousands)
Revenues:
United States	$20,446	$4,168	$13,502	$4,683	$2,884
United Kingdom	4,023	14,810	25,454	31,910	19,165
North America other than United States	35,529	36,446	78,207	11,235	1,574
Europe other than United Kingdom	8,797	5,461	13,230	3,560	539
Asia	10,875	6,479	14,986	479	7,170
Rest of the World	93	398	818	38	234
Consolidated total revenues	$79,763	$67,762	$146,197	$51,905	$31,566

		December 31,
	July 3,
	2004	2003	2002
		(in thousands)
Net assets:
United States	$171,227	$18,711	$539
United Kingdom	266,131	237,085	314,702
North America other than United States	3,624	2,998	26,148
Europe other than United Kingdom	11,400	10,699	10,211
Asia	15,643	5	16
Total net assets	$468,025	$269,498	$351,616

		December 31,
	July 3,
	2004	2003	2002
		(in thousands)
Long-lived assets:
United States	$50,584	$15,128	$101
United Kingdom	163,840	91,352	89,367
North America other than United States	1,354	1,447	11,315
Europe other than United Kingdom	7,389	7,864	8,523
Asia	13,004	2	2
Total long-lived assets	$236,171	$115,793	$109,308
For the six months ended July 3, 2004, JCA Technology, Inc.’s results consolidated in the research and defense segment amounted to $2,400,000 of revenue and a loss of $500,000 and, at July 3, 2004, net assets of $1,600,000. The Company sold JCA Technology to Endwave Corporation in July 2004.
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
     The value of in-process research and development, or IPR&D, was determined based on the expected cash flow attributed to in-process projects, taking into account revenue that is attributable to previously developed technology, the level of effort to date in the IPR&D, the percentage of completion of the project and the level of risk associated with the in-process technology. The projects identified as in-process are those that were underway at each of the acquired companies at the time of the acquisition and that required additional efforts in order to establish technological feasibility. The value of IPR&D was included in the Company’s results of operations during the period of the acquisition.
     The value of the acquired patent portfolio was determined based on the Income Approach, as it most accurately reflected the fair value associated with unique assets such as a patent. Specifically, the Relief and Royalty method was utilized to arrive at an estimate of fair value. This methodology estimates the amount of hypothetical royalty income that could be generated if the patents were licensed by an independent, third-party owner to the business currently using the patents in an arm’s-length transaction. Conversely, this is the royalty savings enjoyed by the owners of the patent portfolio in that the owner is not required to pay a royalty for the use of the patents.
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
     On March 8, 2004, under the terms of the merger agreement, the Company acquired New Focus by a merger of a wholly-owned subsidiary with and into New Focus, with New Focus surviving as the Company’s wholly-owned subsidiary. Pursuant to the merger agreement, immediately prior to the merger, each New Focus stockholder received a cash distribution from New Focus, Inc. in the amount of $2.19 per share of New Focus common stock held on that date.
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
     On November 8, 2002, the Company acquired NNOC for a total consideration of 6,100,000 shares of common stock, warrants to purchase 900,000 shares of common stock, notes with an aggregate principal value of $50 million and the payment of a cash consideration of $9,212,000, which equals an aggregate of approximately $111,201,000 (excluding deal costs). The common stock transferred to Nortel Networks had a value of $45,304,000, as determined on the announcement date of the acquisition. The warrants were exercised in full on September 7, 2004. The notes are in two series, the first is a $30 million principal amount secured loan note and the second, a $20 million principal amount unsecured loan notes (Note 16). Nortel Networks beneficially held 12.3% of the Company’s common stock as of July 3, 2004.
     The Company valued the warrants issued to NNOC at $6,685,000 determined as the value of the Company’s common stock issued at closing based on the fair market value on the announcement date of the acquisition. The warrants were exercised in full on September 7, 2004.
     In connection with the Company’s acquisition of NNOC, the Company entered into a supply agreement with Nortel Networks Limited, a wholly-owned subsidiary of Nortel Networks. Under the agreement, Nortel Networks Limited agreed to purchase a minimum of $20 million per quarter, or $120 million total, of optical products and related services from the Company over a period of six quarters from completion of the transaction on November 8, 2002. In addition, Nortel Networks is required to purchase a percentage of its optical components requirements from us until November 2005.
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
Marconi Optical Components (MOC)
     Marconi Optical Components, or MOC, designs, manufactures and supplies current and next generation active optical components. MOC’s products include fixed and tunable lasers, high-speed gallium arsenide modulators, transmitters, receivers and erbium doped fibre amplifiers. MOC has over twenty five years experience of advanced research and development in the area of optical technologies, compound semiconductor materials and semiconductor manufacturing processes. MOC has an intellectual property portfolio relating to lasers, high-speed modulators, optical amplifiers and general micro-optics and processes.
     In accordance with the MOC acquisition agreement, the Company paid $1,843,000 in cash and issued 1,289,100 shares of common stock having a value equal to approximately $28,011,000 determined as of the closing, based on the fair market value of the securities on the announcement date. Tangible assets acquired principally include fixed assets and inventories. In connection with the acquisition of the assets of MOC, $5,922,000 was allocated to IPR&D projects. The remaining projects under development at the acquisition date were expected to result in a portfolio addressing tunability, bandwidth, integration, amplification, and managed optical networks. The expected dates of release of these projects ranged from seven to seventeen months from the date of acquisition. There were three main programs acquired in the NPI stage of development. All estimated costs to complete were to be funded from current cash reserves in Bookham, unless stated to the contrary. The current status of each category is given below:
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
     On November 8, 2002, the Company acquired the trade and assets of NNOC, the net assets of which were provisionally valued in the 2002 accounts. In accordance with SFAS No. 141 “Business Combinations”, an adjustment was made in the 2003 accounts for amendments to those provisional values. This adjustment was principally the result of the company selling more inventory than anticipated during 2003.
     Amended and provisional values of the net assets acquired were as follows, and the explanations for these changes are given in the note below.

	Original		Revised Fair Value
	Purchase Price	Purchase Price	Allocation December 31,
	Allocation	Adjustment	2003
	(in thousands)
Purchase price	$111,201	$—	$111,201
Transaction and other direct acquisition costs	7,800	—	7,800
	$119,001	$—	$119,001
Allocation of purchase price:
Historical net tangible assets acquired	$76,827	$9,134	$85,961
Intangible assets acquired:
Supply contracts	8,862	(1,984)	6,878
Patent portfolio	9,988	(2,082)	7,906
Core and current technology	16,034	(3,435)	12,599
In process research and development	7,290	(1,633)	5,657
	$119,001	$—	$119,001
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

		Year ended December 31,
	Six Months ended
	July 3, 2004	2003	2002
	(in thousands except per share data)
Sales	$87,763	$180,207	$187,880
Net loss	$82,380	$168,832	$601,918
Basic and diluted loss per share	$(3.03)	$(8.10)	$(39.86)
14.	Goodwill and other intangibles
     The following is a summary of the goodwill and other intangible assets:

	Goodwill	Intangibles	Total
	(in thousands)
Cost
At January 1, 2002	$1,530	$3,796	$5,326
Additions during the year	—	138	138
Acquisitions	—	43,595	43,595
Disposals during the year	(1,583)	(858)	(2,441)
Exchange rate adjustment	53	2,252	2,305
At December 31, 2002	—	48,923	48,923
Fair value adjustment	—	(7,501)	(7,501)
Acquisitions	10,027	4,845	14,872
Disposals during the year	—	(605)	(605)
Exchange rate adjustment	647	4,380	5,027
At December 31, 2003	10,674	50,042	60,716
Additions during the period	—	98	98
Acquisitions	110,501	14,111	124,612
Exchange rate adjustment	(1,222)	1,078	(144)
At July 3, 2004	$119,953	$65,329	$185,282
Accumulated amortization
At January 1, 2002	$1,530	$1,380	$2,910
Charge during the year	—	5,376	5,376
Disposals during the year	(1,583)	(858)	(2,441)
Exchange rate adjustment	53	484	537
At December 31, 2002	—	6,382	6,382
Fair value adjustment	—	(190)	(190)
Charge during the year	—	8,487	8,487
Disposals during the year	—	(518)	(518)
Exchange adjustment	—	1,325	1,325
At December 31, 2003	—	15,486	15,486
Charge during the year		5,677	5,677
Exchange rate adjustment		317	317
At July 3, 2004	$—	$21,480	$21,480
Net Book Value
Net book value at July 3, 2004	$119,953	$43,849	$163,802
Net book value at December 31, 2003	$10,674	$34,556	$45,230
Net book value at December 31, 2002	$—	$42,541	$42,541

     Intangible assets consist of the following:

	Balance at			Translation	Balance at July 3,
	January 1, 2004	Additions	Acquisitions	Adjustment	2004
	(in thousands)
Supply agreements	$5,361	$—	$—	$121	$5,482
Customer relationships	—	—	625	(8)	617
Customer databases	—	—	606	(7)	599
Core and current technology	25,569	—	10,563	528	36,660
Patent portfolio	12,342	—	2,317	292	14,951
Capitalized licenses	3,148	98	—	72	3,318
Customer contracts	3,622	—	—	80	3,702
	50,042	98	14,111	1,078	65,329
Less accumulated amortization	(15,486)	—	—	—	(21,480)
Intangible assets (net)	$34,556	$98	$14,111	$1,078	$43,849

	Balance at		Fair Value	Reclassifications	Translation	Balance at
	January 1, 2003	Acquisitions	Allocation	and disposals	Adjustment	December 31, 2003
	(in thousands)
Supply agreements	$5,926	$—	$(1,057)	$—	$492	$5,361
Core and current technology	23,086	3,716	(3,435)	—	2,202	25,569
Patent portfolio	12,249	1,129	(2,082)	—	1,046	12,342
Capitalized licenses	2,848	—	—	—	300	3,148
Customer contracts	4,220	—	(927)	—	329	3,622
Capitalised professional fees	594	—	—	(605)	11	0
	48,923	4,845	(7,501)	(605)	4,380	50,042
Less accumulated amortization	(6,382)	—	—	—	—	(15,486)
Intangible assets (net)	$42,541	$4,845	$(7,501)	$(605)	$4,380	$34,556
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
     During 2002, the Company’s investment in Measurement Microsystems A-Z Inc. (MM), was reduced, resulting in the Company ceasing to control MM. As a result, the Company eliminated the cost and accumulated depreciation of $858,000 in respect of MM’s intangible assets. The Company wrote off a further $605,000 in respect of MM’s capitalized professional fees (with net book value of $92,000) in 2003.
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

			Amounts	Amounts
	Sales to related	Purchases from	owed from	owed to
	party	related party	related party	related party
	(in thousands)
Related party
Marconi Communications
July 3, 2004	$7,385	$2	$4,401	$—
December 31, 2003	18,147	—	3,731	—
December 31, 2002	19,769	2,019	11,140	—
December 31, 2001	4,615	6	—	—
Nortel Networks
July 3, 2004	36,532	818	11,553	628
December 31, 2003	85,593	9,499	15,133	739
December 31, 2002	16,267	789	13,564	844
December 31, 2001	12,944	2,313	—	—
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
     On July 12, 2001, New Focus extended to Kenneth E. Westrick two secured full recourse short-term loans in the aggregate of $8,000,000. Mr. Westrick was New Focus’ president and chief executive officer and a member of the New Focus’ board of directors at the time these loan agreements were executed. The principal amount of approximately $2.1 million on the first note plus the accrued interest on this note was paid by the scheduled maturity date of June 30, 2002.
     The second note in the principal amount of approximately $5,900,000 currently bears interest at the per annum rate of 9.99% compounded annually and is secured by a second deed of trust on certain real property held by Mr. Westrick.
     Mr. Westrick resigned as the New Focus’ president and chief executive officer and as a member of the New Focus’ board of directors effective October 10, 2001. In connection with his resignation, Mr. Westrick and the New Focus entered into a Separation and Release Agreement. The agreement extended the due date of the $5,900,000 note to June 30, 2004 from June 30, 2002.

     Principal and accrued interest on the $5,900,000 note receivable totaled $6,400,000 through the end of the second quarter of 2002. New Focus stopped accruing interest on Mr. Westrick’s note for financial reporting purposes beginning in the third quarter of 2002.
     The Company has not forgiven or modified the terms of the note receivable and intends to pursue collection.
16.	Loans
     The Company has two loans payable to Nortel Networks, a related party. The first loan is an unsecured loan for $20,000,000 which is due in full on November 8, 2007. This loan bears interest at 4% per annum, which is payable quarterly in arrears. The second loan is a secured loan for $30,000,000, which is due in full on November 8, 2005. This loan bears interest at a 7% per annum base rate, which increases by 0.25% each quarter over the term of the note and is payable quarterly in arrears. This loan is secured by the Company’s equipment owned on the date of the NNOC acquisition and the property located in Paignton, U.K. which was purchased as part of the NNOC acquisition. Both of these loans are subject to certain repayment requirements if the Company raises cash through the sale of equity or debt or the sale of the collateralized property. The Company is required to use 20% of the proceeds from the sale of any debt or equity proceeds received in excess of $50 million but less than $100 million and 40% of any proceeds in excess of $100 million to repay the notes. The Company must also repay these loans with any proceeds raised through the sale of equipment in excess $30 million.
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
     Also, on September 9, 2004, trading of Bookham Technology plc ADSs on the Nasdaq National Market ceased and on September 10, 2004, trading in Bookham Technology Plc ordinary shares was suspended at the start of trading on the London Stock Exchange. Effective September 10, 2004, the Company’s common stock began trading on the NASDAQ National Market.

Related Party Transaction
     In September 2004, Nortel Networks exercised its warrants to purchase 900,000 common shares. In addition, Nortel Networks exchanged its $20,000,000 unsecured loan note for a $20,000,000 unsecured loan note that may be converted at any time into shares of the Company’s common stock.
18.	Quarterly Summaries (unaudited)

	Three Months Ended
	July 3,	April 4,	Dec. 31,	Sept. 28,	June 29,	Mar 30,	Dec. 31,	Sept. 29,
	2004	2004	2003	2003	2003	2003	2002	2002
	(in thousands, except share and per share data)
Quarterly Statement of Operations Data:
Net revenues	$38,797	$40,966	$40,613	$37,822	$33,243	$34,519	$21,486	$11,366
Cost of net revenues	42,655	41,760	36,685	38,408	58,135	42,780	29,826	17,025
Gross profit (loss)	(3,858)	(794)	3,928	(586)	(4,892)	(8,261)	(8,340)	(5,659)
Operating Expenses:
Research and development, net	14,436	12,451	12,199	11,703	12,811	13,658	12,989	10,944
Selling, general and administrative	13,394	16,190	5,205	9,849	5,777	13,018	3,414	5,173
Amortization of intangible assets	5,677	—	3,741	—	4,746	—	5,376	—
IPR&D	224	5,666	245	—	—	—	6,836	—
Restructuring charges	(664)	—	(156)	23,917	2,770	4,861	39,384	12,786
Stock Based Compensation	104	—	—	—	—	—	73	89
Total operating expenses	33,171	34,307	21,234	45,469	26,104	31,537	68,072	28,992
Operating loss	(37,029)	(35,101)	(17,306)	(46,055)	(30,996)	(39,798)	(76,412)	(34,651)
Interest and other income (expense), net	923	3,627	3,273	(1,058)	3,243	(489)	559	1,634
Loss before income taxes	(36,106)	(31,474)	(14,033)	(47,113)	(27,753)	(40,287)	(75,853)	(33,017)
Income tax credit	209	—	3,478	(39)	—	—	—	—
Net loss	(35,897)	(31,474)	(10,555)	(47,152)	(27,753)	(40,287)	(75,853)	(33,017)
Basic and diluted net income (loss) per share	$(1.10)	$(1.38)	$(0.41)	$(2.30)	$(1.35)	$(1.97)	$(4.20)	$(2.25)
Shares used to compute basic net income (loss) per share	30,421,376	23,976,300	21,598,752	20,789,900	20,495,418	20,495,100	17,808,980	14,372,500

Schedule II: Valuation And Qualifying Accounts
Six Months ended July 3, 2004 and
Years ended December 31, 2003, 2002 and 2001

			Additions
	Balance of	Exchange	Charged to
	Beginning of	Rate	Costs and	Deductions	Balance at
Description	Year	Movements	Expenses	Write Offs	End of Year
		(in thousands)
Period Ended July 3, 2004
Allowance for doubtful debts	$396	$9	$548	$(95)	$858
Product Returns	191	4	886	(679)	402
Inventory Provision	16,801	378	(2,115)	1,360	16,424
Year Ended December 31, 2003
Allowance for doubtful debts	322	38	36		396
Product Returns	641	27		(477)	191
Inventory Provision	23,525	1,760	(2,360)	(6,124)	16,801
Year Ended December 31, 2002
Allowance for doubtful debts	651	44	(373)		322
Product Returns	277	53	311		641
Inventory Provision	12,173	2,027	13,028	(3,703)	23,525
Year Ended December 31, 2001
Allowance for doubtful debts	707	(24)	347	(379)	651
Product Returns	309	(10)	—	(22)	277
Inventory Provision	5,448	(132)	8,516	(1,659)	12,173

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1(2)	Restated Certificate of Incorporation of Bookham, Inc. (previously filed as Exhibit 3.1 to Current Report on Form 8-K (file no. 000-30684) dated September 10, 2004, and incorporated herein by reference).

3.2(2)	Amended and Restated Bylaws of Bookham, Inc.

10.1(2)	Agreement and Plan of Merger, dated September 21, 2003, by and among Bookham Technology plc, Budapest Acquisition Corp. and New Focus, Inc. (previously filed as Appendix A to Registration Statement on Form F-4, as amended (file no. 333-109904) dated February 2, 2004, and incorporated herein by reference).

10.2(2)	Acquisition Agreement dated as of October 7, 2002 between Nortel Networks Corporation and Bookham Technology plc (previously filed as Exhibit 1 to Schedule 13D filed by Nortel Networks Corporation on October 17, 2002, and incorporated herein by reference).

10.3*(2)	Letter Agreement dated November 8, 2002 between Nortel Networks Corporation and Bookham Technology plc amending the Acquisition Agreement referred to in Exhibit 4.2 (previously filed as Exhibit 4.2 to Amendment No. 2 to Annual Report on Form 20-F for the year ended December 31, 2002, and incorporated herein by reference).

10.4*(2)	Optical Components Supply Agreement, dated November 8, 2002, by and between Nortel Networks Limited and Bookham Technology plc (previously filed as Exhibit 4.3 to Amendment No. 1 to Annual Report on Form 20-F for the year ended December 31, 2002, and incorporated herein by reference).

10.5(2)	Relationship Deed dated November 8, 2002 between Nortel Networks Corporation and Bookham Technology plc (previously filed as Exhibit 4.4 to Annual Report on Form 20-F for the year ended December 31, 2002, and incorporated herein by reference).

10.6(2)	Registration Rights Agreement dated as of November 8, 2002 among Nortel Networks Corporation, the Nortel Subsidiaries listed on the signature pages and Bookham Technology plc (previously filed as Exhibit 4.5 to Annual Report on Form 20-F for the year ended December 31, 2002, and incorporated herein by reference).

10.7(2)	Series A-1 Senior Unsecured Convertible Note Due 2007.

10.8(2)	Series B Senior Secured Note Due 2005, as amended to change the identity of the Lender (previously filed as Exhibit 4.7 to Annual Report on Form 20-F for the year ended December 31, 2002, and incorporated herein by reference).

10.9(2)	Agreement relating to the Sale and Purchase of the Business of Marconi Optical Components Limited, dated December 17, 2001, among Bookham Technology plc, Marconi Optical Components Limited and Marconi Corporation plc (previously filed as Exhibit 4.1 to Annual Report on Form 20-F for the year ended December 31, 2001, and incorporated herein by reference).

10.10(2)	Supplemental Agreement to the Agreement relating to the Sale and Purchase of the Business of Marconi Optical Components Limited, dated January 31, 2002, among Bookham Technology plc, Marconi Optical Components Limited and Marconi Corporation plc (previously filed as Exhibit 4.2 to Annual Report on Form 20-F for the year ended December 31, 2001, and incorporated herein by reference).

10.11*(2)	Global Procurement Agreement dated February 1, 2001 between Marconi Communications, Inc. and Bookham Technology plc (previously filed as Exhibit 4.3 to Annual Report on Form 20-F for the year ended December 31, 2001, and incorporated herein by reference).

10.12*(2)	Letter Agreement dated January 10, 2003 between Marconi Communications, Inc. and Bookham Technology plc amending the Global Procurement Agreement referred to in Exhibit 4.11 (previously filed as Exhibit 4.11 to Amendment No. 1 to Annual Report on Form 20-F for the year ended December 31, 2002, and incorporated herein by reference).

10.13*(2)	Letter Agreement dated December 17, 2003 between Marconi Communications, Inc. and Bookham Technology plc amending the Global Procurement Agreement referred to in Exhibit 4.11 (previously filed as Exhibit 4.13 to Annual Report on Form 20-F for the year ended December 31, 2003, and incorporated herein by reference).

10.14(1)(2)	Service Agreement dated July 23, 2001, between Bookham Technology plc and Andrew G. Rickman (previously filed as Exhibit 4.4 to Annual Report on Form 20-F for the year ended December 31, 2001, and incorporated herein by reference).

10.15(1)(2)	Service Agreement dated July 23, 2001 between Bookham Technology plc and Giorgio Anania (previously filed as Exhibit 4.5 to Annual Report on Form 20-F for the year ended December 31, 2001, and incorporated herein by reference).

10.16(2)	Lease dated May 21, 1997, between Bookham Technology plc and Landsdown Estates Group Limited,

Exhibit
Number	Description of Exhibit
with respect to 90 Milton Park, Abingdon, England (previously filed as Exhibit 10.1 to Registration Statement on Form F-1, as amended (file no. 333-11698) dated April 11, 2000, and incorporated herein by reference).

10.17(1)(2)	Bonus Scheme 2002 (previously filed as Exhibit 4.12 to Annual Report on Form 20-F for the year ended December 31, 2001, and incorporated herein by reference).

10.18(1)(2)	2004 Employee Stock Purchase Plan.

10.19(1)(2)	2004 Stock Incentive Plan, including forms of stock option agreement for incentive and nonstatutory stock options.

10.20(1)(2)	2004 Sharesave Scheme.

10.21(1)(2)	Director’s Fee Agreement dated as of August 1, 2002, between Bookham Technology plc and Lori Holland (previously filed as Exhibit 4.23 to Annual Report on Form 20-F for the year ended December 31, 2003, and incorporated herein by reference).

10.22(1)(2)	Chairman’s Fee Agreement dated as of January 1, 2004, between Bookham Technology plc and Andrew Rickman (previously filed as Exhibit 4.24 to Annual Report on Form 20-F for the year ended December 31, 2003, and incorporated herein by reference).

10.23(1)(2)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Giorgio Anania.

10.24(1)(2)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Liam Nagle.

10.25(1)(2)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Stephen Abely.

10.26(1)(2)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Stephen Turley.

10.27(1)(2)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Michael Scott.

10.28(1)(2)	Contract of Employment dated November 9, 2002 between Bookham Technology plc and Liam Nagle.

10.29(1)(2)	Principal Statement of Terms and Conditions dated September 13, 2001 between Bookham Technology plc and Stephen Abely, as amended on July 1, 2003.

10.30(1)(2)	Principal Statement of Terms and Conditions dated August 15, 2001 between Bookham Technology plc and Stephen Turley.

10.31(1)(2)	Contract of Employment dated November 9, 2002 between Bookham Technology plc and Michael Scott, as amended on March 16, 2004.

10.32(2)	Lease dated December 23, 1999 by and between Silicon Valley Properties, LLC and New Focus, Inc., with respect to 2580 Junction Avenue, San Jose, California.

21.1(2)	List of Bookham, Inc. subsidiaries.

23.1	Consent of Ernst & Young LLP.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Confidential treatment granted as to certain portions, which portions have been omitted and filed separately with the Commission.

(1)	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(2)	Previously filed.