Form 10-K
period 2005-07-02
BOOKHAM, INC.
filed 2005-09-08
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: July 2, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
Commission file number 000-30684
Bookham, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	20-1303994 (I.R.S. Employer Identification No.)
2584 Junction Avenue
San Jose, California 95134
(Address of Principal Executive Offices) (Zip Code)
Registrant’s telephone number, including area code: 408-383-1400
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.01 per share
(Title of class)
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     The aggregate market value of the Common Stock held by non-affiliates of the registrant was $95,756,143 based on the closing price of the registrant’s Common Stock on December 31, 2004 as reported by the Nasdaq National Market ($4.84 per share). As of September 2, 2005, there were 33,805,437 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 2, 2005

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report and the documents incorporated in it by reference contain forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” “will” and “continue” or similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned “Business,” “Certain Factors that May Affect Future Results,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and the documents incorporated in it by reference identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
PART I
Item 1. Business
     We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. Due to its inherent advantages of higher capacity and transmission speed, optical transmission has become the predominant technology for large scale communications networks. According to RHK, a market research firm, the market for optical components used in communications networks was approximately $1.5 billion in 2004. We believe we are the second largest vendor of optical components used for fiber optic telecommunications networks applications, on the basis of revenue.
     Innovation at the component level has been a primary enabler of optical networking, facilitating increased transmission capacity, improving signal quality and lowering cost. For this reason, optical communications equipment vendors initially developed and manufactured their own optical components. For a variety of industry-related factors, the majority of optical equipment vendors have sold, eliminated or outsourced their internal component capabilities and today rely on third-party sources for their optical component needs. In the absence of significant internal component technology expertise or manufacturing capability, communications equipment vendors have become more demanding of their component suppliers, seeking companies with broad technology portfolios, component innovation expertise, advanced manufacturing capabilities, the ability to provide more integrated solutions and financial strength.
     We believe we offer one of the most comprehensive end-to-end portfolios of optical component solutions to the telecommunications market, enabling us to deliver more of the components our customers require. Our product portfolio includes several leading products (on the basis of our market share), such as our 10 gigabit per second, or Gb/s, discrete transmitters, receivers and optical amplifiers. We intend to maintain our leadership position for these products, as well as develop new solutions that leverage the knowledge and capital invested in our current generation of offerings.
     We believe our ownership of advanced component design and manufacturing facilities, which would be prohibitively expensive to replicate in the current market environment, is a significant competitive advantage. On-chip, or monolithic, integration of functionality is more difficult to achieve without access to the production process, and requires advanced process know-how and equipment. Although the market for optical integrated circuits is still in its early stages, it shares many characteristics with the semiconductor market, including the positive relationship between the number of features integrated on a chip, the wafer size and the cost and sophistication of the fabrication equipment. For this reason, we believe our 3-inch wafer indium phosphide semiconductor fabrication facility in Caswell, U.K. provides us a competitive advantage as it allows us to increase the complexity of the circuits that we design and manufacture.
     We intend to draw upon our internal development and manufacturing capability to continue to create innovative solutions for our customers, such as our pluggable telecommunications transceiver products and our small form factor 10 Gb/s transmitter. One example of a monolithically integrated component we make is our LMC10 transmitter, which integrates a 10 Gb/s modulator and a transmit laser on two single indium phosphide chips in a single package. On-chip integration enables us to fit the device inside a package identical in size to current, slow speed lasers, making it easier for our customers to upgrade their equipment for 10 Gb/s transmission. We believe the LMC10 transmitter is the only transmitter of its kind on the market today, and it is currently sole-sourced to a number of customers.
     Through our acquisition and integration of six optical components companies and businesses, including those of Nortel Networks Corporation and Marconi Optical Components Limited, we significantly increased our product portfolio and manufacturing expertise, and enhanced established relationships with leading optical systems vendors. As part of the process of integrating acquired businesses and companies, we have taken significant steps to rationalize production capacity, adjust headcount and restructure resources to reduce manufacturing and operating overhead.
     In addition to our actions to restructure and streamline our operations, we also have renegotiated several agreements with Nortel Networks, our largest customer. We acquired the optical components business of Nortel Networks in 2002 in a transaction financed in part through promissory notes issued to Nortel Networks in an aggregate principal amount of $50 million. As part of the acquisition, Nortel Networks entered into a supply agreement with us which specified a minimum amount of products to be purchased from us. We have modified the promissory notes and supply agreement with Nortel Networks since the initial transaction, most recently in May 2005. The most recent amendment to the supply agreement provides for, among other things, Nortel Networks’ obligation to purchase certain products from us, an increase in the price of those products above those previously charged to Nortel Networks, our grant to Nortel Networks of a lien on certain of our assets, and a waiver of certain prepayment conditions. Nortel Networks has agreed to purchase approximately $100 million of products from us, equally divided into two categories of products: those we will no longer manufacture following fulfillment of the Nortel Networks orders, which we call “last-time buy” products, and products that we will continue to manufacture. We agreed to a specific delivery schedule for the last-time buy products, however, the delivery schedule and composition of the non last-time buy products is subject to change. To secure our debt to Nortel Networks, we have granted liens on the assets we acquired from Nortel Networks in 2002, certain property, plant and equipment as well as on the inventory and accounts receivable relating to Nortel Networks’ purchases. Under the amendments to the promissory notes, Nortel Networks waived, through May 2, 2006, their right to apply the proceeds from up to $75 million in financings we complete to prepay the notes, subject to certain conditions. Amendments to the promissory notes also resulted in the extension of the maturity date of our debt obligations under one of the notes by one year, and waived until August 2006 the default provision under the promissory notes for us to maintain a $25 million minimum cash balance, among other things. In addition, pursuant to the supply agreement with Nortel Networks, if we fail to maintain a minimum cash balance of $25 million, are unable to manufacture certain products in any material respect for at least six weeks, or become insolvent, we must provide Nortel Networks and any designated alternative supplier a license for the assembly, post-processing and test intellectual property (excluding wafer technology) of certain products that Nortel Networks has determined are critical to its operations.
     Nortel Networks has been our largest customer over the past three fiscal years, and accounted for 45% of our revenue for the fiscal year ended July 2, 2005. As the last-time buy product orders are filled, we anticipate that revenue from Nortel Networks will decrease beginning in the quarter ending December 31, 2005 and remain flat or decline for at least several quarters thereafter.
     Bookham, Inc. is a Delaware corporation and was incorporated on June 29, 2004. On September 10, 2004, pursuant to a scheme of arrangement under the laws of the United Kingdom, Bookham, Inc. became the publicly traded parent company of the Bookham Technology plc group of companies, including Bookham Technology plc, a public limited company incorporated under the laws of England and Wales whose stock was previously traded on the London Stock Exchange and the Nasdaq National Market. Our common stock is traded on the Nasdaq National Market under the symbol “BKHM.”
     We maintain a Web site with the address www.bookham.com. Our Web site includes links to our Code of Business Conduct and Ethics, and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters. We are not including the information contained in our Web site as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our Web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.
Industry Background
     In the 1990s, telecommunications network vendors and data communications vendors increasingly incorporated optical systems into communications infrastructures, taking advantage of the ability of fiber optic systems to support dramatically greater bandwidths than traditional copper networks. Widespread adoption of fiber optic systems has significantly improved the ability of these networks to transmit and manage the high volume of voice, video and data traffic generated in recent years by the growth of the Internet and other innovative communications technologies. The build-out of fiber optic networks requires optical components that generate, detect, amplify, combine and separate light signals as they are transmitted.

     During the late 1990s, demand for telecommunications equipment, and the components that went into that equipment, grew dramatically. This demand was driven in part by bandwidth demands resulting from the rise of the Internet and in part by regulatory changes in the U.S. that opened the telecommunications markets to new network service providers. Many of these new networking companies elected to draw upon optical networking technology and to build their own networks in response to forecasts for exponential network traffic growth and supported by ready availability of capital.
     The business climate for telecommunications companies became less favorable in late 2000, as network service providers began to experience significant financial difficulties. Unable to obtain financing for continued growth, and with actual network utilization below expectations due to an overbuilt infrastructure, service providers stopped buying new equipment. In turn, many equipment providers stopped buying components, which severely affected optical component manufacturers, who were left with significant inventories, excessive production capacity and cost structures not aligned with new industry demand levels. In response, optical component suppliers have been required to reduce manufacturing and operating cost overheads dramatically in order to sustain their businesses during a period of reduced demand and to achieve cost efficiencies required to meet their customers’ pricing objectives.
     As the market for optical systems declined, optical systems vendors were exposed to many of the same inefficiencies confronting independent optical component companies. These challenges, as well as the prioritization on optical systems design manufacturing, resulted in the divestiture or closure of many captive optical component businesses. As a result, during the last two years, optical systems vendors have been seeking component suppliers with a depth of technology expertise and breadth of product portfolio that no longer exists within their own organizations and the manufacturing capabilities that they have sold, outsourced or eliminated.
     Fewer customers, each demanding more complete solutions and requiring continued innovation at reduced cost, have led to significant consolidation among optical component suppliers. We have played an active role in this consolidation, acquiring the optical components businesses of Nortel Networks and Marconi, among others. We believe that the trend toward consolidation will continue, providing companies positioned as consolidators with the opportunity to capture increased market share and to improve profitability through increased capacity utilization and other operating efficiencies.
     The market for optical components, modules and subsystems continues to evolve. Telecommunications network vendors are requiring optical component suppliers to take advantage of developments in product integration and miniaturization to provide solutions incorporating multiple optical components on a single subsystem or module, thereby reducing the need for component assembly and additional testing by the vendor. Accordingly, optical component suppliers who are able to offer more integrated, technologically-advanced modules and subsystems have a significant advantage over suppliers who can only offer discrete optical components. In addition, optical component suppliers have increasingly had to address the requirements of both the telecommunications and data communications markets. Historically, telecommunications products were characterized by high performance, high cost and significant product customization, while data communications products were characterized by high volume, low cost and standardization. This distinction is becoming blurred as technologies evolve that cost-effectively address both sets of applications at attractive price points, creating an opportunity to leverage technologies that meet the broader demands of the two markets. In addition, optical technologies originally developed for the communications industry, such as high-power lasers, are also being deployed in industrial, automotive, aerospace and military applications. These technologies offer optical component suppliers the opportunity to achieve improved margins and leverage embedded research and development expertise in new applications that are less dependent on the cycles of the telecommunications industry.
     In early 2004, the optical components market showed signs of recovery, driven by customers and service providers with stronger balance sheets, a growing economy and regulatory changes that spurred competition among providers of voice, video and data services. According to RHK, the market for optical components used in communications networks was approximately $1.5 billion in 2004. We believe that there are three primary drivers of this market: (i) the continued recovery of spending by telecommunications networking equipment companies, (ii) the introduction of new, more cost-effective product technologies, such as 10 Gb/s pluggable transceivers, and (iii) the expansion of metro optical networking, driven by the build out of broadband access networks such as fiber-to-the-home initiatives. In addition, the growing competition among cable network operators offering voice, video and data services and traditional telephony service providers is resulting in increased utilization of optical networking technologies as communications networks converge.
     To succeed in such a challenging and evolving market, we believe that an optical component supplier must:

•	Offer a broad product portfolio of components, modules and subsystems to provide equipment manufacturers solutions at different levels of integration;

•	Maintain strong relationships with leading optical systems vendors;

•	Develop innovative products that address challenges currently faced by equipment providers and technologies that provide a foundation for new products in the future;

•	Invest in integrated, cost-efficient manufacturing facilities which incorporate a variety of process technologies; and

•	Possess the necessary scale and cost structure to be cost-competitive, and the financial resources to endure periodic industry cycles.
Our Solution
     We are a leading supplier of optical component solutions for the telecommunications market. We believe our restructuring efforts, coupled with our technology investments over the past several years, will enable us to strengthen our industry position and expand into new markets. Through a focused acquisition strategy, we have significantly increased our product portfolio and manufacturing expertise, and enhanced established relationships with leading optical systems vendors. We believe we are well-positioned to succeed as an optical component vendor for the following reasons:
•	Breadth of technology and products. We believe that we offer one of the most comprehensive end-to-end portfolios of optical component solutions to the telecommunications market. We believe that our range of technical capabilities allows us to provide customers with integrated solutions to satisfy their optical component needs, including integrated subsystems and pluggable modules.

•	Leading networking customers. We are suppliers to leading equipment system vendors, such as Nortel Networks, Huawei, Cisco and Marconi. We are sole-sourced by our customers for many of our designs, including small form factor 10 Gb/s transmitters and certain optical amplifiers and receivers. We believe this reflects the technical superiority of our products and our customers’ satisfaction with our products and service.

•	Product innovation and technology leadership. Through internal development and selective acquisitions of external technology, we continue to innovate and introduce new products, such as our 10 Gb/s pluggable transceiver, for the telecommunications market. In general, we focus our development efforts on the higher performance segment of the market, as we find customers in this segment value technology differentiation. We also intend to work to maintain our leadership in existing areas of special expertise, such as 10Gb/s transmitters, receivers, optical amplifiers and pump laser chips.

•	Advanced semiconductor manufacturing facilities. We believe our ownership of advanced component design and manufacturing facilities, which would be prohibitively expensive to replicate in the current market environment, is a significant competitive advantage. On-chip integration of functionality is more difficult without access to the production process, and requires extremely advanced process know-how and equipment. Our 3-inch wafer indium phosphide semiconductor fabrication facility in Caswell utilizes advanced production processes to improve production yields and increase the complexity of the circuits we are able to design and manufacture.

•	Low-cost, advanced assembly facilities. Our Shenzhen, China facility is an advanced production facility with approximately 250,000 square feet of manufacturing and office space that we expect will significantly reduce our assembly and test costs. We expect to complete full transition to this facility by the end of fiscal year 2006. We have qualified all of our major product platforms in our Shenzhen facility to ship to customers, and we generated significant revenue in the quarter ended July 2, 2005 out of our Shenzhen facility. We believe the transfer of our assembly and test operations to Shenzhen, while maintaining our Caswell and Zurich facilities, among others, enables us to reduce our costs and helps preserve our technology differentiation.

•	Realigned cost structure and improved financial condition. As part of the process of integrating acquired businesses and companies, in the past year we have taken significant steps to rationalize production capacity, decrease headcount and restructure resources to reduce manufacturing and operating overhead. These steps have resulted in reduced expenses and enabled us to deliver our customers component solutions at lower cost. In addition to restructuring and streamlining measures, we have modified our supply agreement with Nortel Networks. Our results for our fourth quarter of fiscal 2005 reflect the impact of our revised supply agreement with Nortel Networks and our restructuring efforts, as our gross profit expanded and our cash usage declined relative to previous quarters. We are currently reviewing various means to improve our capital position, including a potential financing and the sale of certain assets.
Our Strategy
     Our goal is to maintain and enhance our position as a leading provider of optical components, module and subsystem solutions for telecommunications providers and broaden our leadership into new markets by:
•	Leveraging broad product portfolio and technology expertise. We believe that our broad product portfolio positions us to increase our penetration of existing customers, such as Nortel Networks, Cisco, Huawei and Marconi, and gives us a competitive advantage in winning new customers. In addition, we intend to apply our optical component technologies to opportunities in other, non-telecommunications markets, including military, industrial research, semiconductor capital equipment and biotechnology, where we believe the use of those technologies is expanding.

•	Providing more comprehensive and technologically advanced solutions. We intend to continue to invest in innovative component level technologies that allow us to lead the market in quality, price and performance. We also plan to leverage our component level technologies into a series of components, modules and subsystems, enabling us to meet our customers’ growing demand for complete solutions.

•	Broadening sales, marketing and customer support capabilities. We intend to develop our sales and marketing infrastructure and customer support functions to ensure that our customer relationships evolve after products are deployed, to retain existing customers and to identify areas for further technical improvement and development.

•	Continuing to improve cost structure. We intend to continue to identify and implement cost-saving programs across our organization, including programs to align our manufacturing resources appropriately and transition our assembly and test activities to competitive cost locations, such as our Shenzhen facility. We intend to continue to focus on managing our variable costs through yield improvements, labor productivity gains, component substitutions and aggressive supply chain management.

•	Selectively pursuing acquisitions. As we have done in the past, we intend to continue to use acquisitions to enhance our scale, obtain critical technologies and enter new markets.
Our Product Offerings
     We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals with primary application in fiber optic telecommunications networks. We have significant expertise in technology such as III-V optoelectronic semiconductors utilizing indium phosphide and gallium arsenide substrates, thin film filters and micro optic assembly and packaging technology. In addition to these technology platforms, we also have electronics design, firmware and software capabilities to produce transceivers, transponders, optical amplifiers and other value-added subsystems.
     We believe that our acquisitions of the optical component businesses of Nortel Networks and Marconi, as well as our acquisitions of Ignis Optics, New Focus and Onetta and the business of CP Santa Rosa Enterprises Corp., which we refer to as Cierra Photonics, represent important actions that have significantly enhanced our product portfolio. We believe our enhanced portfolio will enable us to provide optical systems suppliers with subsystems and modules based on our components. This ability to offer a more comprehensive array of products addresses our customers’ goals of reducing the number of suppliers from whom they purchase.

     Our products provide functionality for the various elements within the optical networking system from transmitting to receiving light signals, and include products that generate, detect, amplify, combine and separate light signals. Our product offerings that are principally aimed at the telecommunications marketplace include:
•	Transmitters. Our transmitter product lines include products with fixed and tunable wavelength designed for both long-haul and metro applications at 2.5 Gb/s and 10 Gb/s. This product line includes lasers that are either directly or externally modulated depending on the application.

•	Transceivers. Our small form factor pluggable transceiver portfolio includes SFP products operating at 2.5 Gb/s and XFP products operating at 10 Gb/s.

•	Tunable lasers and transmitter modules. Our tunable laser products include both thermally and electronically tunable devices that are co-packaged with a modulator to optimize performance and reduce the size of the product. We also have innovative technology to deliver wide band electronic tunability.

•	Receivers. Our portfolio of discrete receivers for metro, long and ultra long-haul applications at 2.5 Gb/s and 10 Gb/s includes avalanche photodiode, or APD, preamp receivers, as well as photodiode, or PIN, preamp receivers, and PIN and APD modules and products that feature integrated attenuators.

•	Amplifiers. Erbium doped fiber amplifiers, or EDFAs, are used to boost the brightness of optical signals and offer compact amplification for ultra long-haul, long-haul and metro networks. We offer a semi-custom product portfolio of multiwavelength amplifiers from gain blocks to full card level or subsystem solutions for use in wide bandwidth wave division multiplexing, or WDM, optical transmission systems. We also offer lower cost narrow band mini-amplifiers.

•	Pump laser chips. Our 980 nanometer pump laser diodes are designed for use as high-power, reliable pump sources for erbium doped fiber amplifiers. Uncooled modules are designed for low-cost, reliable amplification for metro, cross-connect or other single/multi channel amplification applications.

•	Transponder modules. A transponder module provides both transmitter and receiver functions. A transponder includes electrical circuitry to control the laser diode and modulation function of the transmitter as well as the receiver electronics. These modules include a serializer that accepts simultaneous inputs of data at a rate that facilitates interfacing with a wide range of electronic circuits. These parallel data streams are electronically aggregated to form a stream of data that travels at a much higher rate.

•	Thin Film Filters. Our thin film filter, or TFF, products are used for multiplexing and demultiplexing optical signals within dense wavelength division multiplexing transmission systems. In addition to this, TFF products are used to attenuate and control light within our amplifier product range.

•	TOA/ROA. Transmitter optical assemblies, or TOAs, and receiver optical assemblies, or ROAs, are card-level transmitter and receiver assemblies that are customized for the Nortel Networks 10 Gb/s network systems. These products integrate several individual optical components onto one circuit board that contains components sourced both internally and from third parties.
     The optical technology originally developed for the telecommunications industry is also increasingly being deployed in other markets, such as industrial, consumer display and life sciences, in addition to the test and measurement market where it has been deployed for some time. Advancements in laser technology have improved the cost, size and power of devices, making them more suitable for non-telecommunications applications. We believe that we are positioned to benefit from the increased use of lasers in new markets as a leading provider of such technology, including advanced pump laser technology for industrial applications. Optical thin film filter technology is already widely deployed outside of telecommunications; we are focusing our efforts on developing applications for life sciences, biotechnology and consumer display industries.
     Through our New Focus division, we develop photonics and microwave solutions for diversified markets such as research, semiconductor capital equipment and the military. We sell two primary families of products in the area of photonics and microwave solutions: advanced photonic tools principally used for generating, measuring, moving, manipulating, modulating and detecting optical signals, and tunable lasers for test and measurement applications. We sell our products to the research market primarily via an extensive catalog, and believe we benefit from the broad market awareness of our New Focus brand in this market. We pursue a direct sales approach for the semiconductor capital equipment and military markets, and currently sell to several of the leading companies in the semiconductor capital equipment market.
Customers, Sales and Marketing
     We principally sell our optical component products to telecommunications systems vendors as well as to customers in the data communications, military, aerospace, industrial and manufacturing industries. Customers for our photonics and microwave product portfolio include academic and governmental research institutions that engage in advanced research and development activities.
     We operate in two business segments: optics and research and industrial. Optics relates to the design, development, manufacture, marketing and sale of optical solutions for telecommunications and industrial applications. Research and industrial relates to the design, manufacture, marketing and sale of photonics and microwave solutions. The following table sets forth our revenues by segment for the periods indicated.
     Revenues by Segment (in thousands)

	Year Ended	Six Months Ended	Year Ended	Year Ended
	July 2,	July 3,	December 31,	December 31,
	2005	2004	2003	2002
Optics	$176,599	$69,315	$146,197	$51,905
Research and Industrial	23,657	10,448	—	—

Total	$200,256	$79,763	$146,197	$51,905

     For additional information on the optics and research and industrial segments, see Note 12 to our consolidated financial statements appearing elsewhere herein.
     Two of our customers, Nortel Networks and Marconi, accounted for respectively, 45% and 3% of our revenue for the year ended July 2, 2005, 46% and 9% in the six-month period ended July 3, 2004, 59% and 13% in the year ended December 31, 2003 and 32% and 38% in the year ended December 31, 2002.
     Nortel Networks
     In addition to our efforts to rationalize and streamline our operations, we have also undertaken efforts to restructure our relationship with our largest customer, Nortel Networks, with whom we have several agreements. In connection with our purchase of Nortel Networks’ optical components business, Nortel Networks agreed to a long-term supply agreement requiring them to purchase a specified level of products from us, and obtained certain rights from us. We financed the acquisition in part with two promissory notes having an initial aggregate principal amount of $50 million. The various agreements between us have been modified several times since the initial transaction, most recently in May 2005. As a result of these various amendments to our agreements, the primary elements of our relationship with Nortel Networks today are:
•	Nortel Networks has issued approximately $100 million of non-cancelable purchase orders, evenly divided between two categories: those products we will no longer manufacture following the specified purchases by Nortel Networks (last-time buy products) and products we will continue to manufacture (non last-time buy products). The last-time buy products are scheduled to be delivered to Nortel Networks through March 31, 2006. The pricing of products to be purchased is also specified in our agreements, and was improved in our most recent supply agreement addendum. However, the revised pricing terms will terminate if we materially breach the supply agreement or default under the promissory notes and related agreements. We are subject to penalties if we fail to meet a set delivery schedule for these products. We are subject to a change in control provision and solvency provisions.

•	We owe approximately $46 million to Nortel Networks under promissory notes, approximately $26 million due in November 2006, and $20 million due in November 2007. Nortel Networks has security interests in certain of our assets, including a lien on the assets we acquired from Nortel Networks in 2002, certain property, plant and equipment, as well as the inventory and accounts receivable relating to Nortel Networks’ orders.

•	Pursuant to amendments to the supply agreement with Nortel Networks, if we fail to maintain a minimum cash balance of $25 million, are unable to manufacture certain products in any material respect for at least six weeks, or become insolvent, we must provide Nortel Networks and any designated alternative supplier a license for the assembly, post-processing and test intellectual property (excluding wafer technology) of certain products that Nortel Networks has determined are critical to its operations. If we fail to maintain a minimum cash balance of $10 million, or there is an insolvency event, Nortel Networks will have the right to buy all Nortel Networks inventory we hold, and we must grant Nortel Networks or an alternative supplier a license for the manufacture of products as described in the supply agreement. An event of default under the supply agreement is also considered an event of default under the promissory notes.

•	If we do not achieve certain designated delivery or performance requirements under the supply agreement, we must make prepayment under the promissory notes. Certain of these requirements have been met since May 2005. As of July 2, 2005, the remaining prepayments that could result from not achieving the remaining designated delivery and performance requirements range from $1 million to $2 million, depending upon the deliverables, up to a total of $4 million.

•	Nortel Networks has waived through May 2, 2006 a right to prepayment of the promissory notes with the first $75 million of proceeds we raise through financings and waived, until August 2006, the default provision under the promissory notes requiring us to maintain a $25 million minimum cash balance.
     During the past three years, Nortel Networks has been our largest customer, and accounted for 45% of our revenues in fiscal year 2005. As a result of completing the delivery of a majority of the last-time buys required under the Nortel Networks supply agreement, we anticipate our revenues from Nortel Networks will decrease beginning in the second quarter of fiscal 2006 and may continue to drop throughout fiscal 2006.
     General
     We believe it is essential to maintain a comprehensive and capable direct sales and marketing organization. Toward that end, as of July 2, 2005, we had established a direct sales and marketing force of 72 people for all of our products sold in the U.K., China, France, Germany, Switzerland, Canada, Italy and the U.S. In addition to our direct sales and marketing force, we also sell and market our products through international sales representatives and resellers that extend our commercial reach to smaller geographic locations and customers that are not currently covered by our sales offices. Our products targeted at research and industrial applications are sold through catalogs.
     Our products typically have a long sales cycle. The period of time between our initial contact with a customer to the receipt of an actual purchase order is frequently a year or more. In addition, many customers perform, and require us to perform, extensive process and product evaluation and testing of components before entering into purchase arrangements.
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
     The following table sets forth our revenues by geographic region for the periods indicated.
     Revenues by Geographic Region (in thousands)

	Year Ended	Six Months Ended	Year Ended	Year Ended
	July 2,	July 3,	December 31,	December 31,
	2005	2004	2003	2002
Revenues:
United States	$54,660	$20,446	$13,502	$4,683
United Kingdom	15,727	4,023	25,454	31,910
Canada	85,168	35,529	78,207	11,235
Europe other than United Kingdom	19,274	8,797	13,230	3,560
Asia	24,439	10,875	14,986	479
Rest of the World	988	93	818	38

Consolidated total revenues	$200,256	$79,763	$146,197	$51,905

     We are subject to risks related to operating in foreign countries. These risks include, among others: currency fluctuations; greater difficulty in accounts receivable collection and longer collection periods; difficulty in enforcing or adequately protecting our intellectual property; foreign taxes; political, legal and economic instability in foreign markets; and foreign regulations. Any of these risks, or any other risks related to our foreign operations, could materially adversely affect our business, financial condition and results of operations and could result in increased operating expenses and reduced revenues.

Intellectual Property
     We believe that our proprietary technology provides us with a competitive advantage, and we intend to continue to protect our technology, as appropriate, including design, process and assembly aspects. We believe that our intellectual property portfolio is a strategic asset that we can use in conjunction with the technologies of the companies with whom we collaborate to develop sophisticated solutions and applications for use in optical networking. Our portfolio is supplemented by our extensive expertise and significant application and process engineering know-how developed by our personnel, including personnel who joined us from Nortel Networks, Marconi, Cierra Photonics, Ignis Optics, New Focus and Onetta. We believe that the future success of our business will depend on our ability to translate our intellectual property portfolio and the technological expertise and innovation of our personnel into new and enhanced products.
     As of August 31, 2005, we held 291 U.S. patents and 139 non-U.S. patents, and we had approximately 291 patent applications pending in various countries. The patents we currently hold expire between 2005 and 2025. We maintain an active program to identify technology appropriate for patent protection. We require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individuals during their work for us and require that all proprietary information disclosed will remain confidential. While such agreements may be binding, we may not be able to enforce them in all jurisdictions.
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
Research and Development
     Since the inception of Bookham Technology plc in 1988, we have focused on research and development activities. We spent $44.8 million during the year ended July 2, 2005, $26.9 million during the six-month period ended July 3, 2004, $50.4 million during the year ended December 31, 2003 and $50.3 million during the year ended December 31, 2002 on our research and development programs. Beginning in 2001, after investing heavily in research and development and increasing our product development efforts in anticipation of an increase in demand, we reduced our research and development expenses and discontinued further development of our proprietary silicon-based integrated optical circuitry, or ASOC, platform. In 2003, primarily due to the acquisition of Ignis Optics and Cierra Photonics, but also due to expanded investment in the area of subsystems, we increased our research and development spending. Our research and development spending also increased in the first six months of 2004, primarily due to our acquisitions of New Focus and Onetta. In fiscal 2005, decreases in spending arising from reductions in connection with our restructuring plans implemented in 2004 were somewhat offset by the expenses of New Focus for the entire year and by weakness in the U.S. dollar relative to the U.K. pound sterling and other currencies in which we operate. We believe that continued focus on the development of our technology is critical to our future competitive success and our goal is to expand and develop our line of telecommunications products, particularly in the area of subsystems, to expand and develop our line of non-telecommunications products and technologies for use in a variety of different applications, enhance our manufacturing processes to reduce production costs, provide increased device performance and reduce product time to market. As of July 2, 2005, our research and development organization comprised 268 people.
     Our research and development facilities in Paignton, U.K., Santa Rosa and San Jose, California, and Ottawa, Canada, include computer-aided design stations, modern laboratories and automated test equipment. Our research and development organization has optical and electronic integration expertise that facilitates meeting customer-specific requirements as they arise.
Manufacturing
     Our manufacturing capabilities include fabrication processing for indium phosphide, gallium arsenide and thin film filters, including clean room facilities for each of these processes, along with assembly and test capability and reliability/quality testing. We utilize sophisticated semiconductor processing equipment, such as epitaxy reactors, metal deposition systems, photolithography, etching, analytical measurement and control equipment. Our assembly and test facilities include specialized automated assembly equipment, temperature and humidity control and reliability and testing facilities.

     We own an advanced 3-inch wafer indium phosphide semiconductor fabrication facility in Caswell U.K., which we believe is one of our key competitive differentiators. We also have assembly and test facilities in Paignton, U.K., Shenzhen, China and San Jose, California. We have a wafer fabrication facility in Zurich, Switzerland, and a thin-film filter manufacturing facility in Santa Rosa, California. We previously had manufacturing facilities in Abingdon, Harlow and Swindon, U.K.; Columbia, Maryland; Poughkeepsie, New York; and Ottawa, Canada, all of which are now closed. During 2003, we consolidated our Ottawa manufacturing equipment and activities into our existing Caswell facility and consolidated our optical amplifier assembly and test operations and chip-on-carrier operations into our Paignton site. In 2003, we substantially underutilized our existing manufacturing capacity. In 2004, we implemented our 2004 restructuring plan which included a reduction in our excess manufacturing floor space to 700,000 square feet and the transfer of a majority of our assembly and test operations from Paignton to Shenzhen in order to take advantage of the comparatively low manufacturing costs in China. In the quarter ended October 2, 2004, we commenced assembly and test operations in Shenzhen. We expect the transition to be completed by the end of fiscal 2006, subsequent to fulfilling certain last-time buys under the Nortel Networks supply agreement out of the Paignton facility.
     The following table sets forth our long-lived tangible assets by geographic region for the periods indicated (in thousands).

	July 2,	July 3,	December 31,	December 31,
	2005	2004	2003	2002
United States	$2,229	$3,944	$2,846	$101
United Kingdom	40,813	46,656	58,404	46,826
Canada	897	1,355	1,447	11,315
Europe other than United Kingdom	5,312	7,389	7,865	8,523
Asia	14,905	13,025	1	2

Total long-lived tangible assets	$64,156	$72,369	$70,563	$66,767

Competition
     The market for our products is highly competitive. We believe we compete favorably with respect to the following factors:
•	product quality, performance and price;

•	future product evolution;

•	manufacturing capabilities; and

•	customer service and support.
     With respect to our telecommunications products, we also believe we compete favorably on the basis of our historical customer relationships and the breadth of our product lines.
     Although we believe that we compete favorably with respect to these factors, there can be no assurance that we will continue to do so.
     We encounter substantial competition in most of our markets, although no one competitor competes with us across all product lines or markets.
     We believe that our principal competitors in telecommunications are the major suppliers of optical components and modules, including both vendors selling to third parties and components companies owned by large telecommunications equipment manufacturers. Specifically, we believe that we compete against two main categories of competitors:
•	broad-based merchant suppliers of components, principally JDS Uniphase, Avanex, Opnext and CyOptics, and

•	the vertically integrated equipment manufacturers, such as Fujitsu, Huawei and Sumitomo.

     In addition, as we integrate and expand our offerings into new markets, we may compete against market leaders, such as Intel, Agilent and Finisar, in industries such as semiconductor and data communications, who may have significantly more resources than we do.
     In the area of photonics and microwave solutions, we compete with a number of companies including Melles Griot, Newport, Thermo Oriel (a unit of the Thermo Photonics Division of Thermo Electron Corporation), Thorlabs, Miteq and Aeroflex.
Employees
     As of July 2, 2005, we employed 2,309 persons, including 268 in research and development, 1,861 in manufacturing, 72 in sales and marketing, and 108 in finance and administration. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are good.
Item 2. Properties
     We lease our corporate headquarters in San Jose, California, which has approximately 52,000 square feet, and includes manufacturing, research and development and office space, under a lease that will expire at the end of 2006. We also lease a facility of approximately 20,000 square feet in Abingdon, U.K., under a lease that will expire in 2007. We also lease our wafer fabricating facility in Zurich, Switzerland, which is approximately 124,000 square feet, under a lease that will expire in 2007. We lease a thin film manufacturing facility in Santa Rosa, California, which has approximately 33,000 square feet, under a lease that expires on December 31, 2011. We own the 183,000 square foot facility in Caswell, U.K., which includes wafer fab, assembly and test capabilities, manufacturing support functions and research and development capabilities and office space. We own our facility in Paignton, U.K., which is approximately 240,000 square feet, comprising manufacturing space incorporating clean rooms, assembly and test capabilities and supporting laboratories, office and storage space. We also own our facility in Shenzhen, China, which is approximately 247,000 square feet comprising manufacturing space, including clean rooms, assembly and test capabilities, packaging, storage and office space. All of these properties are used by our optics segment. Our corporate headquarters in San Jose, California, is also used by our research and industrial segment. In addition, we lease approximately 285,000 square feet of facilities in California under leases extending through April 2011, which we currently do not utilize.
Item 3. Legal Proceedings
     From time to time, we are involved in litigation relating to claims arising out of our operations in the normal course of business. We believe we have meritorious defense to the claims set forth below and, therefore, we believe that such claims will not have a material adverse effect on our results of operations, cash flows or financial position.
     On June 26, 2001, a securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822, was filed against New Focus, Inc. and several of its officers and directors, or the New Focus Individual Defendants, in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp., or the Underwriter Defendants, the underwriters in New Focus’s initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated. On April 19, 2002, plaintiffs filed an Amended Class Action Complaint, described below, naming as defendants the New Focus Individual Defendants and the Underwriter Defendants.
     On November 7, 2001, a Class Action Complaint was filed against Bookham Technology plc and others in the United States District Court for the Southern District of New York. On April 19, 2002, plaintiffs filed an Amended Complaint. The Amended Complaint names as defendants Bookham Technology plc, Goldman, Sachs & Co. and FleetBoston Robertson Stephens, Inc., two of the underwriters of Bookham Technology plc’s initial public offering in April 2000, and Andrew G. Rickman, Stephen J. Cockrell and David Simpson, the Bookham Individual Defendants, each of whom was an officer and/or director at the time of the initial public offering, or the Bookham Individual Defendants. We refer to the Bookham Individual Defendants and the New Focus Individual Defendants collectively as the Individual Defendants.
     The Amended Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham

Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Complaint seeks unspecified damages (or in the alternative, rescission for those class members who no longer hold common stock), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the Individual Defendants were dismissed, without prejudice, from the action. In July 2002, all defendants filed Motions to Dismiss the Amended Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.
     Plaintiffs and most of the issuer defendants, including Bookham, and their insurers have entered into a stipulation of settlement for the claims against the issuer defendants. Under the stipulation of settlement, the plaintiff will dismiss and release all claims against defendants which are party to the stipulation of settlement in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006.
     On February 13, 2002, Howard Yue, the former sole shareholder of Globe Y. Technology, Inc., a company acquired by New Focus in February 2001, filed a lawsuit against New Focus and several of its officers and directors in Santa Clara County Superior Court. The lawsuit is captioned Howard Yue v. New Focus, Inc. et al, Case No. CV808031, and asserts claims stemming from New Focus’s acquisition of Globe Y. Technology, Inc. The plaintiff has amended his complaint several times following the court’s dismissal of his earlier complaints. Currently, the plaintiff’s fifth amended complaint alleges the following causes of action against New Focus: violation of §25400 and §25500 of the California Corporations Code; violation of §§1709-1710 of the California Civil Code; violation of §25402 of the California Corporations Code; violation of §17200 and §17500 of the California Business & Professions Code; fraud and deceit by concealment; fraud and deceit by active concealment; fraud and deceit based upon non-disclosure of material facts; negligent misrepresentation; and breach of contract and the duty of good faith and fair dealing. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. In November 2004, New Focus filed answers to the plaintiff’s fifth amended complaint denying the plaintiff’s allegations and asserting various defenses.
     In addition, in October 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages in connection with Mr. Yue’s conduct during the acquisition of Globe Y Technology, Inc. by New Focus. In February 2004, New Focus filed a corrected amended cross-complaint against Mr. Yue. In May 2004, Mr. Yue filed an answer to New Focus’s corrected amended cross-complaint denying New Focus’s allegations and asserting various defenses. In December 2004, plaintiff and defendants filed a motion for summary judgment and/or summary adjudication with respect to the corrected amended cross-complaint and certain causes of action in the fifth amended complaint. In April 2005, the court denied both plaintiff’s and defendants’ motions. The trial date has been set for November 14, 2005 and the court has scheduled 15 days for the trial. We intend to conduct a vigorous defense of this lawsuit.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our security holders in the fourth quarter of fiscal 2005.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Market Information and Holders
     Our common stock began trading on the Nasdaq National Market under the symbol “BKHM” on September 10, 2004. Prior to that date, there was no established public trading market for our common stock. From April 11, 2000 through September 10, 2004, the date of the closing of the scheme of arrangement pursuant to which Bookham Technology plc became our wholly-owned subsidiary, Bookham Technology plc’s ordinary shares were quoted on the Official List of the United Kingdom Listing Authority under the symbol “BHM” and its American Depository Shares, or ADSs, were quoted on the Nasdaq National Market under the symbol “BKHM”. Each ADS represented one ordinary share. In connection with the scheme of arrangement, every ten ordinary shares, and ADSs, of Bookham Technology plc were exchanged for one share of our common stock. The closing price of our common stock on September 2, 2005 was $4.05.
     The following table sets forth the range of high and low sale prices of (i) Bookham Technology plc’s ordinary shares and ADSs for the periods indicated through September 9, 2004 and (ii) our common stock beginning on September 10, 2004 through the periods indicated (the sales prices for periods prior to the scheme of arrangement have been adjusted to reflect the exchange ratio in the scheme of arrangement):

	Per Ordinary				Per share of
	Share		Per ADS		Common Stock
	High	Low	High	Low	High	Low
	(£)	(£)	($)	($)	($)	($)
Quarter Ended
September 30, 2003	14.00	7.00	25.70	11.60	—	—
December 31, 2003	17.80	10.70	29.90	19.80	—	—
March 31, 2004	19.40	10.30	35.50	20.01	—	—
July 3, 2004	12.80	4.50	23.80	7.70	—	—
October 2, 2004	5.29	3.30	9.70	6.00	7.75	5.77
January 1, 2005	—	—	—	—	6.60	4.08
April 2, 2005	—	—	—	—	4.95	1.56
July 2, 2005	—	—	—	—	3.67	2.51
October 1, 2005 (through September 2, 2005)	—	—	—	—	5.08	2.98
     As of September 2, 2005, there were 10,776 holders of record of our common stock. This number does not include stockholders who hold their shares in “street name” or through broker or nominee accounts.
     Dividends
     We have never paid cash dividends on our common stock or ordinary shares. To the extent we generate earnings, we intend to retain them for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 6. Selected Financial Data
     The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. Prior to June 2004, Bookham Technology plc reported on a December 31 fiscal year-end basis. In June 2004, Bookham Technology plc approved a change in its fiscal year end from December 31 to the Saturday closest to June 30 which matches the fiscal year end of Bookham. Pursuant to a scheme of arrangement under the laws of the United Kingdom, Bookham assumed the financial reporting history of Bookham Technology plc effective September 10, 2004. In addition, in connection with the scheme of arrangement, Bookham changed its corporate domicile from the United Kingdom to the United States and changed its reporting currency from the U.K. pound sterling to the U.S. dollar effective September 10, 2004. Subsequent to the scheme of arrangement, our common stock is traded only on the Nasdaq National Market whereas, previously, our ordinary shares had been traded on the London Stock Exchange and our ADSs had been traded on the Nasdaq National Market.
     Our annual reports on Form 20-F for the years ended December 31, 2003, 2002 and 2001 contained Bookham Technology plc’s audited consolidated financial statements which were prepared in accordance with accounting principles generally accepted in the United Kingdom and were denominated in U.K. pounds sterling. Our transition report on Form 10-K, as amended, for the six months ended July 3, 2004 contained audited consolidated financial statements at July 3, 2004 and December 31, 2003 and 2002 and for the six months ended July 3, 2004 and for each of the three years in the period ended December 31, 2003 together with unaudited consolidated financial statements for the six months ended June 29, 2003, all prepared in accordance with accounting principles generally accepted in the United States and presented in U.S. dollars.
     The selected financial data set forth below at July 2, 2005 and July 3, 2004 and for the year ended July 2, 2005, the six months ended July 3, 2004 and June 29, 2003 and the years ended December 31, 2003 and 2002 are derived from our consolidated financial statements included elsewhere in this report. The selected financial data at December 31, 2003 and 2002 and for the year ended December 31, 2001 are derived from our transitional report on Form 10-K, as amended, for the six months ended July 3, 2004. The selected financial data at December 31, 2002 and 2001 and for the year ended December 31, 2001 are derived from our annual reports on Form 20-F and have been translated into U.S. dollars using the historical exchange rate at each corresponding period end for balance sheet data and a corresponding simple average rate for statement of operations data.
Consolidated Statements of Operations Data

	Year Ended	Six Months Ended		Year Ended December 31,
	July 2,	July 3,	June 29,
	2005	2004	2003	2003	2002	2001	2000
	(in thousands, except for per share data)
Net revenues	$200,256	$79,763	$67,762	$146,197	$51,905	$31,566	$39,715
Operating loss	(243,987)	(66,876)	(70,794)	(131,095)	(171,565)	(179,932)	(56,596)

Net loss	$(247,972)	$(67,371)	$(68,040)	$(125,747)	$(164,938)	$(164,370)	$(42,268)
Net loss per share (basic and diluted)	$(7.43)	$(2.48)	$(3.32)	$(6.03)	$(10.92)	$(12.79)	$(3.64)

Weighted average of shares of common stock outstanding	33,379	27,199	20,495	20,845	15,100	12,853	11,623
Consolidated Balance Sheet Data

	July 2	July 3,	December 31,
	2005	2004	2003	2002	2001	2000
	(in thousands)
Total assets	$237,886	$468,025	$269,498	$351,616	$342,936	$497,279
Total stockholders’ equity	91,068	330,590	164,395	248,608	316,424	457,575
Long-term obligations	76,233	64,507	68,255	55,832	—	1,346

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data” appearing in Item 6 of this report and our audited consolidated financial statements and related notes appearing under Item 8 of this report, including Note 1, in which we discuss our need for additional financing to continue as a going concern. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements, as described under “Special Note Regarding Forward-Looking Statements” above Item 1 of this report.
Overview
     We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. We principally sell our optical component products to optical systems vendors as well as to customers in the data communications, military, aerospace, industrial and manufacturing industries. Customers for our photonics and microwave product portfolio include academic and governmental research institutions that engage in advanced research and development activities. Our products typically have a long sales cycle. The period of time between our initial contact with a customer to the receipt of a purchase order is frequently a year or more. In addition, many customers perform, and require us to perform, extensive process and product evaluation and testing of components before entering into purchase arrangements.
     We operate in two business segments: optics and research and industrial. Optics relates to the design, development, manufacture, marketing and sale of optical solutions for telecommunications and industrial applications. Research and industrial relates to the design, manufacture, marketing and sale of photonics and microwave solutions.
     Effective September 10, 2004, we changed our corporate domicile from the United Kingdom to the United States and our reporting currency from U.K. pounds sterling to U.S. dollars. In contemplation of the scheme of arrangement, Bookham Technology plc changed its fiscal year end from December 31 to the Saturday closest to June 30, which matches the fiscal year end of Bookham. Accordingly, our financial statements for the fiscal year ended June 30, 2004 were prepared for the six-month period ended July 3, 2004 and will be prepared for a fifty-two/fifty-three week cycles going forward, including for the year ended July 2, 2005, which are included in this Form 10-K. Our consolidated financial statements for the periods up to and including December 31, 2003, were reported in U.K. pounds sterling prior to the scheme of arrangement, and have been translated to U.S. dollars using the historical exchange rate at each corresponding period end for balance sheet accounts and a corresponding simple average rate for statement of operations accounts.
     In view of the change in our fiscal year, this Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the financial position and results of operations as of and for the fiscal year ended July 2, 2005 with the financial position and results of operations as of and for the twelve-month unaudited period ended July 3, 2004, the results for the six month period ended July 3, 2004 with the six-month unaudited period ended June 29, 2003, and the results for the year ended December 31, 2003 with the year ended December 31, 2002. All data as of and for the twelve-month period ended July 3, 2004 and the six-month period ended June 29, 2003 have been derived from unaudited consolidated financial information disclosed in our consolidated financial statements, including Note 17 to our consolidated financial statements.
     Since the beginning of 2002, we have acquired a total of six companies and businesses. In 2002, we acquired the optical components businesses of Nortel Networks and Marconi. During the course of 2003, we purchased substantially all of the assets of Cierra Photonics and acquired all of the outstanding capital stock of Ignis Optics, Inc. During 2004, we acquired New Focus, Inc., and Onetta, Inc.
     We have enacted a series of restructuring plans to reduce our manufacturing overhead and our operating expenses. In 2001, we reduced manufacturing overhead and our operating expenses in response to the initial decline in demand in the optics components industry. In connection with our acquisitions of Nortel Networks’ optical components business in November 2002 and New Focus in March 2003, we enacted restructuring plans related to the consolidation of our operations. In May and November of 2004, we adopted our latest restructuring plans, which included the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, a process that commenced in the quarter ended October 2, 2004. We expect to complete this transition by the end of fiscal year 2006. In connection with these restructuring plans, we have closed eight facilities consisting of approximately 700,000 square feet of space, severed approximately 1,500 employees and incurred approximately $188.6 million of related restructuring charges.
     In recent periods, the value of the U.S. dollar has declined significantly in comparison with the U.K. pounds sterling. Because a substantial portion of our revenues have been denominated in U.S. dollars and the majority of our costs have been incurred in U.K. pounds sterling, this decline has resulted, and we expect will continue to result in, pressure on our cash flow, margins and operating results. Moving assembly and testing to our facility in Shenzhen, China will help mitigate our exposure to fluctuations in the U.K. pounds sterling relative to the U.S. dollar. We also attempt to mitigate our currency exposure using foreign exchange contracts as we consider appropriate. Regardless, any weakness in the U.S. dollar versus the U.K. pounds sterling will make it more difficult for us to achieve improvements in our margins in the short term.
Recent Developments
     On August 10, 2005, Bookham Technology plc entered into a share purchase agreement with Deutsche Bank AG and London Industrial Leasing Limited, a subsidiary of Deutsche Bank, pursuant to which Bookham Technology plc agreed to purchase all of the issued share capital of City Leasing (Creekside) Limited, a subsidiary of Deutsche Bank. Under the share purchase agreement and related documents, Creekside, as a subsidiary of Bookham Technology plc, is entitled to receivables of £73.8 million (approximately $135.8 million, based on an exchange rate of £1.00 to $1.8403, the noon buying rate on September 2, 2005 for cable transfers in foreign currencies as certified by the Federal Reserve Bank of New York) from Deutsche Bank in connection with certain aircraft subleases and will in turn apply those payments over a two-year term to obligations of £73.1 million (approximately $134.5 million). We expect Bookham Technology plc to utilize certain expected tax losses to reduce the taxes that might otherwise be due from Creekside on the receivables. In the event that Bookham Technology plc is not able to utilize these tax losses (or these tax losses do not arise), Creekside may have to pay taxes, reducing the cash available from Creekside. In the event there is a future change in applicable U.K. tax law, Creekside, and in turn Bookham Technology plc, would be responsible for any resulting tax liabilities, which amounts could be material to Bookham’s financial condition or operating results. As a result of these transactions, Bookham Technology plc will have available through Creekside cash of approximately £6.63 million (approximately $12.2 million): £4.2 million (approximately $7.8 million) on August 10, 2005, £1 million (approximately $1.8 million) on October 14, 2005; £1 million (approximately $1.8 million) on July 14, 2006; and the balance of approximately £431,000 (approximately $793,000) on July 16, 2007. Creekside will be consolidated as a subsidiary of the Company. Creekside is administered by City Leasing Limited, a subsidiary of Deutsche Bank.
Application of Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements contained elsewhere in this Form 10-K, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgements that affect our reported assets and liabilities, revenues and expenses and other financial information. Actual results may differ significantly from those based on our estimates or using different assumptions and conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.
     We regard an accounting estimate or assumption underlying our financial statements as a “critical accounting estimate” where:
•	the nature of the estimate or assumption is material due to the level of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change; and

•	the impact of such estimates and assumptions on our financial condition or operating performance is material.
     Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Form 10-K. We have discussed our accounting policies with the audit committee of our board of directors, and we believe that the policies described below involve critical accounting estimates.
     Revenue Recognition and Sales Returns
     Revenue represents the amounts, excluding sales taxes, derived from the provision of goods and services to third-party customers during a given period. Our revenue recognition policy follows SEC Staff Accounting Bulletin, or SAB, No. 104, “Revenue

Recognition in Financial Statements”. Specifically, we recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. For certain sales, we are required to determine, in particular, whether the delivery has occurred, whether items will be returned and whether we will be paid under normal commercial terms. For certain shipments, we specify delivery terms and assess each shipment against those terms, and only recognize revenue when we are certain that the delivery terms have been met. For shipments to new customers and evaluation units, including initial shipments of new products, where the customer has the right of return through the end of the evaluation period, we recognize revenue on these shipments at the end of an evaluation period, if not returned, and when collection is reasonably assured. We record a provision for estimated sales returns in the same period as the related revenues are recorded which is netted against revenue. These estimates are based on historical sales returns, other known factors and our return policy. Before accepting a new customer, we review publicly available information and credit rating databases to provide ourselves with reasonable assurance that the new customer will pay all outstanding amounts in accordance with our standard terms. For existing customers, we monitor historic payment patterns to assess whether we can expect payment in accordance with the terms of each shipment.
     We recognize royalty revenue when it is earned and collectibility is reasonably assured.
     7.0% Senior Convertible Debentures Due December 2007
     In December 2004, we issued $25.5 million aggregate principal amount of convertible debentures accompanied by warrants to purchase 2.0 million shares of our common stock. As of July 2, 2005, $19.1 million of the aggregate principal amount was reflected on our balance sheet as long term debt, $5.4 million was allocated to the value of the warrants and $2.0 million was allocated to the value of the conversion feature of the debentures. The valuation of these financial instruments involved judgments that affect the carrying value of each instrument on the balance sheet and the periodic interest expense recorded. In order to determine the valuation of these instruments, we applied the guidance in Emerging Issues Task Force, or EITF, Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” to value the debentures, the accompanying warrants and the value of the convertibility element of the debentures. We first determined the fair value of the warrants and their value relative to the debentures. We chose to use the Black-Scholes model to determine the value of the warrants which requires, among other things, the determination of our stock’s volatility. The historical volatility rate was calculated by measuring the volatility of our stock since we became a public company in April 2000, which approximates the life of the warrants. Had we used a different period to measure the historical volatility, the value assigned as discount to the debt would have been affected. We used the following assumptions in the Black-Scholes model: 97% historical volatility rate; 2.89% risk free interest rate; and a five year life. Changing the assumptions would have changed the amount assigned by us to the discount of the debt liability by affecting both the warrant value and the value of the convertibility element of the debentures and may have a significant effect in the interest expense set forth in our financial statements included in this Form 10-K. The discount assigned is amortized as part of interest expense over the term of the debentures.
     Inventory Valuation
     In general, our inventory is valued at the cost to acquire or manufacture our products, less write-offs of inventory we believe could prove to be unsaleable. The manufacturing cost includes the cost of the components purchased to produce our products, and related labor and overhead. We review our inventory on a monthly basis to determine if it is saleable. Products may be unsaleable because they are technically obsolete due to substitute products, specification changes or excess inventory relative to customer forecasts. We currently reserve for inventory using methods that take those factors into account. In addition, if we find that the cost of inventory is greater than the selling price, we will write the inventory down to the selling price, less the cost to complete and sell the product.
     During 2002, in connection with the acquisition of the optical components business of Nortel Networks, we recorded the fair value of the inventory that was acquired. In accordance with SFAS No. 141 “Business Combinations”, an adjustment was made in the 2003 accounts for amendments to those provisional values. During 2003, a larger amount of inventory was sold than was expected at the time the transaction with Nortel Networks was completed in 2003. As a consequence, we increased the value of the inventory by $20.2 million, increased current liabilities by approximately $1.3 million, decreased intangible assets by $9.1 million and increased property, plant and equipment by $9.8 million.
     Accounting for Acquisitions and Goodwill
     We account for acquisitions using the purchase accounting method in accordance with Statement of Financial Accounting Standards, or SFAS, 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate they may be impaired. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate, unanticipated competition, loss of key personnel and the possible sale of the whole, or part of the reporting unit. Under this method, the total consideration paid, excluding the contingent consideration that has not been earned, is allocated over the fair value of the net assets acquired, including in-process research and development, with any excess allocated to goodwill (defined as the excess of the purchase price over the fair value allocated to the net assets). Our judgments as to fair value of the assets will, therefore, affect the amount of goodwill that we record. These judgments include estimating their useful lives, over which periods the fair values will be amortized to expense. For tangible assets acquired in any acquisition, such as plant and equipment, we estimate useful lives by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of the acquired intangible assets with definite lives, we consider the industry environment and unique factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include core and current technology, patents, supply agreements, capitalized licenses and customer contracts. We are currently amortizing our acquired intangible assets with definite lives over periods generally ranging from three to six years and sixteen years as to one specific customer contract.
     Impairment of Goodwill and Intangibles
     Under SFAS No. 142, goodwill is no longer amortized over an estimated useful life, but is instead tested annually for impairment, in our case during the fourth quarter, or more often if an event or circumstance suggests impairment has occurred. We review identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Circumstances which could trigger an impairment test include, but are not limited to, significant decreases in the market price of the asset, significant adverse changes to the business climate or legal factors, current period cash flow or operating losses or a forecast of continuing losses associated with the use of the asset and a current expectation that the asset will more likely than not be sold or disposed of significantly below carrying value before the end of its estimated useful life.
     SFAS No. 142 requires that the first phase of testing goodwill for impairment be based on a business unit’s “fair value,” which is generally determined through market prices. Due to the absence of market prices for our businesses, and as permitted by SFAS No. 142, we have elected to base our testing on discounted future expected cash flows. Although the discount rates and other input variables may differ, the model we use in this process is the same model we use to evaluate the fair value of acquisition candidates and the fairness of offers to purchase businesses that we are considering for divestiture. The forecasted cash flows we use are derived from the annual long-range planning process that we perform and present to our board. In this process, each business unit is required to develop reasonable sales, earnings and cash flow forecasts for the next three to seven years based on current and forecasted economic conditions. For purposes of testing for impairment, the cash flow forecasts are adjusted as needed to reflect information that becomes available concerning changes in business levels and general economic trends. The discount rates used are generally based on our weighted average cost of capital and are then judgmentally adjusted for “plan risk” (the risk that a business will fail to achieve its forecasted results) and “country risk” (the risk that economic or political instability in the countries in which we operate will cause a business unit’s projections to be inaccurate). Finally, a growth factor beyond the three to seven-year period for which cash flows are planned is selected based on expectations of future economic conditions. Virtually all of the assumptions used are susceptible to change due to global and regional economic conditions as well as competitive factors in the industry in which we operate. In recent years, many of our cash flow forecasts have not been achieved due in large part to the unexpected length and depth of the downturn in our industry. Unanticipated changes in discount rates from one year to the next can also have a significant effect on the results of the calculations. While we believe the estimates and assumptions we use are reasonable in these circumstances, various economic factors could cause the results of our goodwill testing to vary significantly.
     SFAS No. 142 provides guidance for companies who have experienced a “triggering event”, or an event or circumstance indicating that a possible impairment of a business unit’s goodwill may have occurred. During the third quarter of fiscal 2005 we determined that, due to the continued decline in our stock price, and therefore market capitalization, combined with continued net losses and a history of not meeting revenue and profitability targets, the goodwill recorded in connection with our acquisitions of Ignis, Onetta, and New Focus had potentially been impaired. A preliminary evaluation of each business unit’s fair value in accordance with SFAS No. 140 led to a goodwill impairment charge of $98.1 million in the quarter ended April 3, 2005. The completion of our year-end evaluation of all goodwill and intangibles, required under SFAS No. 142, led to an additional impairment charge of $16.1 million in the fourth quarter of fiscal 2005, of which $15.5 million related to goodwill and $0.6 million related to other intangibles (see Note 14 to our consolidated financial statements included elsewhere in this Form 10-K).
     Accounting for Acquired In-Process Research and Development
     In the six-month period ended July 3, 2004, in connection with the acquisition of New Focus, we recorded a charge of $5.9 million for in-process research and development. In 2003, in connection with the acquisition of Ignis Optics, we recorded a charge of $1.9 million for in-process research and development. In 2002, in connection with the acquisition of the optical components businesses of Marconi and Nortel Networks, we recorded charges of $5.9 million and $7.3 million, respectively, for in-process research and development. There were no charges for in-process research and development related to the Cierra Photonics and Onetta acquisitions. During 2003, following the required review of the purchase price allocation for the acquisition of the optical components business of Nortel Networks, a credit of $1.7 million was made related to the in-process research and development expensed as part of an overall reallocation of the purchase price. Management is responsible for estimating the fair values of in-process research and development.
     As of the dates of each in-process research and development valuation, the projects assessed had not yet demonstrated technological or commercial feasibility, and the technology did not have an alternative future use. Therefore, the fair values were expensed at the relevant date of acquisition. Expenses related to development projects which, when using the technology contribution approach, are deemed to have positive net present value, are assigned a fair value, capitalized and amortized over the expected useful lives.
     For each acquisition, allocations of consideration were based on the estimated fair values derived from calculating the discounted cash flows required to develop each incomplete research and development project into a commercially viable product, taking into account the anticipated future revenues and the remaining costs of completion. Consideration was also given to the direct expenses incurred, contribution from other assets, the implications of various jurisdictions of corporate tax, the degrees of completion and the relative risks attributable to each project. All operating cash flows were discounted at appropriate rates. The revenue estimates assumed that the development and marketing of the projects would be successful, and that their commercialization would correlate to management’s forecasts as of the date of the analysis, and that forecasted sales would decline over each product’s expected economic life as new versions were introduced either by us or competitors.
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
     Acquisition of the Optical Components Business of Marconi Optical Components Limited
     In connection with the acquisition of the optical components business of Marconi in February 2002, $5.9 million of the $29.9 million total consideration was allocated to in-process research and development projects.
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

     The expected dates of release of these projects ranged from seven to seventeen months from the date of acquisition. We acquired three main programs in the NPI stage of development. All estimated costs to complete were to be funded from our current cash reserves. The current status of each category is given below:
•	Fast tuning, wide coverage, tunable lasers: We suspended development of these products post-acquisition in favor of alternative technologies. We have continued to work to eliminate many of the fundamental limitations of the chip. We have launched a development program of a laser and module with product availability expected in the second half of 2005.

•	10 gigabyte transmitters: We rephased this program as a result of wafer fab and assembly and test facility transfers. We have completed an integrated narrow band tunable transmitter and began shipping this product to the customer in 2003. We discontinued the wide band transmitter in 2003.

•	40 gigabyte transmitters and receivers: Following the acquisition, we suspended the program as the market conditions for acceptance of this product had changed, and there was overlap with products being developed/marketed by the optical components business acquired from Nortel Networks. While we continue to believe that this market will develop in the future, we do not plan to continue with this program.
     Acquisition of the Optical Components Business of Nortel Networks
     Of the total $119.0 million consideration for the optical components business of Nortel Networks in November 2002, the initial allocation to acquired in-process research and development was $7.3 million. This initial allocation was subsequently adjusted following the required review of the purchase price allocation during the second half of 2003, resulting in a reduction of the allocated in-process research and development by $1.7 million, which was recognized as a credit in 2003.
     The projects remaining under development at the acquisition date were expected to result in a portfolio addressing tunability, bandwidth, integration, amplification, and managed optical networks. These projects were split into two distinct categories: NPI and TR. The TR projects, which met the criteria for recognition as in-process research and development, were assessed as requiring between one and one and a half years before attaining NPI status. All estimated costs to complete were to be funded from current cash reserves in Bookham. The current status of each category is given below.
NPI
•	Amplifiers: The MiNi and Barolo platform products were successfully released in 2003 and continue to be shipped to customers.

•	Pumps: The next generation of pumps incorporating the G07 higher power chip were successfully launched in 2003.

•	Transmitters/Receivers: The majority of the transmitters and receivers in the NPI stage at acquisition have now been released to the market and are being shipped to customers. These include the 10 G/bs 8x50 GaAs laser, the 100mW UHP laser, the Compact MZ laser, MSA receiver, a 10G uncooled DFB directly modulated laser and hot pluggable transponder modules. A couple of programs, mainly comprising or modules including tunable lasers, have been rephased due to slower market demand for the new technology.
Technology Research
•	Amplifiers: Activity on these projects has slowed significantly due to weakening market demand and pricing pressure. Since the date of acquisition, substantially all of the technology work-in-progress has been completed or absorbed into products.

•	Pumps: Since the date of acquisition, substantially all of the technology work-in-progress has been completed or absorbed into products.

•	Transmitter/Receivers: Since the date of acquisition, substantially all of the technology work-in-progress has been completed or absorbed into products.

     Acquisition of Ignis Optics
     In connection with the acquisition of Ignis Optics in October 2003, $1.9 million of the $18 million total consideration was allocated to in-process research and development projects. The NPI projects under development at the acquisition date were expected to result in small form factor pluggable optical transceivers or component elements to these products and address quality and reliability requirements. Commercial shipments of the products began during the second half of fiscal 2005. There were no TR projects at the time of acquisition.
     Acquisition of New Focus
     In connection with the acquisition of New Focus in March 2004, $5.9 million of the $211 million total consideration was allocated to in-process research and development projects. The NPI projects at the acquisition date were expected to result in the development of products to support the New Focus OEM and catalog business. Catalog related programs were focused on increasing the wavelength spectrum over which modulator products can operate and developing detectors to operate at higher frequency with lower noise over a broader wavelength, with their first incorporation in shipments in December 2004. Of the OEM related products, two have been completed, namely a super luminous diode light source for use in subsystems and a laser for use in high precision/high stability labs. The final program for development of a small form factor laser for use in fiber sensing applications continues but has been slowed due to lower than expected emergence of market opportunities. There were no TR programs at the time of acquisition.
Results of Operations
Revenues

		Twelve
	Year	Months	Percentage			Percentage			Percentage
($ millions)	Ended	Ended	Change	Six Months Ended		Change	Year Ended		Change
	July 2,	July 3,		July 3,	June 29,		December 31,	December 31,
	2005	2004		2004	2003		2003	2002
		(unaudited)			(unaudited)
Net revenues	$200.3	$158.2	27%	$79.8	$67.8	18%	$146.2	$51.9	182%

     Year ended July 2, 2005 versus twelve months ended July 3, 2004
     Revenues for the year ended July 2, 2005 increased by $42.1 million, or 27%, as compared to the twelve months ended July 3, 2004. The increase was primarily due to the inclusion of a full year of revenue from New Focus and Onetta, which we acquired during the twelve months ended July 3, 2004. Revenues from products and services acquired as part of these acquisitions were $30.4 million for the year ended July 2, 2005 compared to $8.7 million in revenues for the twelve months ended July 3, 2004, which included only approximately three months of revenues from New Focus and one month of revenues from Onetta. In addition, sales of products and services to customers other than Nortel Networks and Marconi increased to $88.9 million in fiscal 2005 from $52.2 million in the twelve months ended July 3, 2004.
     Revenues from our optics segment, which designs, manufactures, markets and sells optical solutions for telecommunications and industrial applications, increased to $176.6 million in fiscal 2005 from $147.8 million in the twelve months ended July 3, 2004, primarily as a result of increased sales of products and services. The research and industrial segment designs, manufactures, markets and sells photonic and microwave solutions and primarily comprises the products and services of New Focus. Revenues from the research and industrial segment increased to $23.7 million in fiscal 2005 from $10.4 million in the twelve months ended July 3, 2004, primarily as a result of these products and services contributing sales for the entire year.
     Our largest customer for the year ended July 2, 2005 and the twelve months ended July 3, 2004 was Nortel Networks. Sales of products and services to Nortel Networks were $89.5 million in fiscal 2005 compared to $81.4 million in the twelve months ended July 3, 2004, representing 45% and 52% of our revenues in the respective years. The increase in revenue from the twelve months ended July 3, 2004 to fiscal 2005 was due to revisions to our supply agreement with Nortel Networks in March 2005. Pursuant to the terms of the supply agreement with Nortel Networks, Nortel Networks issued non-cancelable purchase orders and last-time buys totaling approximately $100 million, based on revised pricing terms, to be delivered through March 2006. Through July 2, 2005, we delivered products pursuant to these purchase orders having an aggregate price of approximately $34 million. We expect these orders will lead to revenue increases in the first quarter of fiscal 2006 before declining in the second quarter of fiscal 2006 and potentially continuing to decline in future quarters.
     Six months ended July 3, 2004 versus six months ended June 29, 2003
     The increase in revenues for the six-month period ended July 3, 2004 over the six-month period ended June 29, 2003 principally resulted from the acquisition of New Focus in March 2004 and higher revenues from products sold to customers other than Nortel Networks and Marconi, offset by lower revenues from Nortel Networks. During the six-month period ended July 3, 2004, revenues from New Focus were $10.4 million, including $2.4 million from JCA Technology, Inc., a subsidiary of New Focus which we sold in the month of July 2004. As part of the acquisition of the optical components business from Nortel Networks, we entered into a three-year, non-exclusive supply agreement with Nortel Networks. The agreement required Nortel Networks to purchase over the six-quarter period from November 8, 2002 to March 31, 2004, which we refer to as the minimum commitment period, a minimum of $120 million of products and services from us. In the six-month period ended June 29, 2003, we sold $40.4 million of products and services, representing 60% of our revenues for the period, to Nortel Networks, compared with $36.5 million and 46% of our revenues for the six-month period ended July 3, 2004. In the quarter ended July 3, 2004, after expiration of the minimum commitment period, we sold $16.8 million of products and services to Nortel Networks. Our revenues over the minimum commitment period of the supply agreement with Nortel Networks may not be indicative of future revenue. As part of the acquisition of the optical components business of Marconi, we entered into a supply agreement, which provided for Marconi to purchase $48.3 million of products and services from us. This agreement expired in June 2004. Revenues from Marconi declined from $9 million for the six-month period ending June 29, 2003 to $7.4 million for the six-month period ended July 3, 2004, representing 13% and 9% of sales, respectively, for the first six months of 2003 and 2004, respectively, however, in 2004 this decline was offset by revenues from other customers which increased as we expanded our customer base through the sale of new products and products we acquired as part of the acquisition of the Nortel Networks optical components business.
     Year ended December 31, 2003 versus year ended December 31, 2002
     The increase in revenue in the period from 2002 to 2003 primarily resulted from sales of our products to Nortel Networks. Revenues from Nortel Networks increased 426% from $16.3 million for the year ended December 31, 2002 to $85.5 million for the year ended December 31, 2003, representing 32% and 59% of our revenues in 2002 and 2003, respectively. A further factor causing revenues to increase in 2003 over 2002 was growth in the sale of products produced by the optical components business acquired from Nortel Networks to customers other than Nortel Networks and Marconi. Sales to customers other than Nortel Networks and Marconi increased 167% from $15.9 million in 2002 to $42.4 million in 2003.
Cost of Revenues

		Twelve
	Year	Months	Percentage	Six Months		Percentage			Percentage
($ millions)	Ended	Ended	Change	Ended		Change	Year Ended		Change
	July 2,	July 3,		July 3,	June 29,		December 31,	December 31,
	2005	2004		2004	2003		2003	2002
		(unaudited)			(unaudited)
Cost of Revenues	$193.6	$159.5	21%	$84.4	$80.9	4%	$156.0	$79.1	97%
     Our cost of revenues consists of the costs associated with manufacturing our products, and includes the purchase of raw materials, labor and related overhead. It also includes the costs associated with under-utilized production facilities and resources, as well as the charges for the write-down of impaired manufacturing assets or restructuring related costs, which are categorized as “Net Charges.” Charges for inventory obsolescence, the cost of product returns and warranty costs are also included in cost of sales. Costs and expenses of the manufacturing resources, which relate to the development of new products, are included in research and development.
     Year ended July 2, 2005 versus twelve months ended July 3, 2004
     Our cost of revenues for the year ended July 2, 2005 increased compared to the prior year primarily due to the inclusion of a full year of manufacturing costs associated with the products of the New Focus and Onetta businesses which we acquired in March and June of 2004, respectively.

     Our cost of revenues also increased as a result of adverse movements in foreign exchange rates in fiscal 2005. A substantial portion of our cost of revenues are incurred in U.K. pounds sterling due to the manufacturing expenses associated with our facilities in the United Kingdom. Relative to U.K. pounds sterling, the U.S. dollar declined significantly during the year ended July 2, 2005, with the rates moving from an average rate of 1.736 dollars per U.K. pound sterling for the twelve months ended July 3, 2004 to 1.856 dollars per U.K. pound sterling for the year ended July 2, 2005, reaching a peak of 1.926 dollars per U.K. pound sterling on December 31, 2004, and ending at a rate of 1.792 dollars per U.K. pound sterling on July 2, 2005.
     Our cost of revenues also increased due to the costs of ramping up our manufacturing facility in Shenzhen, China. We are transferring most of our assembly and test operations from Paignton, U.K. to this facility in order to take advantage of lower costs of production. We began shipping products out of our Shenzhen facility during the quarter ended October 2, 2004, and as of July 2, 2005 all of the products being transferred have been qualified to ship to customers. We intended to shut down operations at our Paignton facility in the second quarter of fiscal 2006, however we will continue to operate both the Paignton and Shenzhen facilities until we fulfill the purchase orders and last-time buys required pursuant to the Nortel Networks supply agreement, which we expect to extend into the third quarter of fiscal 2006. We will not realize the full cost savings of the transition to Shenzhen until such time, and we will continue to incur duplicate costs as a result of maintaining both the Paignton and Shenzhen facilities in the interim.
     Six months ended July 3, 2004 versus six months ended June 29, 2003
     As part of the acquisition of the optical components business of Nortel Networks, we undertook a comprehensive restructuring plan, which involved closing facilities, consolidating manufacturing operations and workforce reductions. This plan began immediately after the acquisition was completed on November 8, 2002 and was substantially complete by the end of 2003. As a result of this restructuring plan, following the acquisition, fixed overhead was substantially lower for the six-month period ended July 3, 2004 compared with the six-month period ended June 29, 2003. However, cost of sales increased in the six-month period ended July 3, 2004 compared with the six-month period ended June 29, 2003 principally because of higher variable production costs, including direct material and labor costs related to increased revenues, which more than offset the lower fixed manufacturing overhead.
     Year ended December 31, 2003 versus year ended December 31, 2002
     The increase in our cost of revenues from 2002 to 2003 was due to the higher direct product costs related to higher revenues and, to a lesser degree, the higher fixed manufacturing overhead costs of the optical components businesses acquired from Nortel Networks and Marconi. These increases were partially offset by the reduction in manufacturing overheads resulting from first the reductions in, and then the closure of, manufacturing of our ASOC product line and other manufacturing overhead reductions implemented throughout 2003.

Gross Margin/(Loss)

		Twelve
	Year	Months	Percentage			Percentage			Percentage
($ millions)	Ended	Ended	Change	Six Months Ended		Change	Year Ended		Change
	July 2,	July 3,		July 3,	June 29,		December 31,	December 31,
	2005	2004		2004	2003		2003	2002
		(unaudited)			(unaudited)
Gross Margin/(Loss)	$6.6	$(1.3)	n/a	$(4.7)	$(13.2)	64%	$(9.8)	$(27.2)	64%
Gross Margin/(Loss) Percentage	3%	(1)%	n/a	(6)%	(19)%	n/a	(7)%	(52)%	n/a
     Gross margin/(loss) consists of revenues less cost of sales. Gross margin rate is the resulting gross margin/(loss) as a percentage of revenue.
     Year ended July 2, 2005 versus twelve months ended July 3, 2004
     Our gross margin rate improved in fiscal 2005 compared to the twelve months ended July 3, 2004 primarily because of the positive impact of higher revenues spread across our other fixed costs, despite the fact that we continue to experience a difficult competitive environment which was exacerbated in fiscal 2005 by the negative impact of currency fluctuations, and certain costs of maintaining assembly and test facilities in both Paignton and Shenzhen during the transition of these operations to Shenzhen. Over the next few quarters we expect the volume and pricing of sales under the Nortel Networks supply agreement, together with the lower assembly and test costs we expect to realize as we shift production to Shenzhen, will improve our gross margin rate.
     During fiscal 2005, we had revenues of $19.5 million related to, and recognized profits on, inventory that had been carried on our books at zero value. The inventory had originally been acquired in connection with our purchase of the optical components business of Nortel Networks. We believe we will have revenues of between $6 and $7 million related to this zero value inventory in the next twelve months. There were no such profits recorded in the twelve months ended July 3, 2004. While this inventory is on our books at zero value, and its sale generates higher margins than most of our new products, we incur additional costs to complete the manufacturing of these products prior to sale.
     Six months ended July 3, 2004 versus six months ended June 29, 2003
     The improved gross margin and gross margin rate improvement between the six-month period ended July 3, 2004 compared with the six-month period ended June 29, 2003 was principally the result of the lower fixed overhead costs in 2004 and, to a lesser degree, the higher revenue.
     Year ended December 31, 2003 versus year ended December 31, 2002
     The reduced gross margin loss and improved negative gross margin rate in 2003 over 2002 was the result of higher revenues which were partially offset by the higher fixed manufacturing overhead costs.
Research and Development Expenses

		Twelve
		Months	Percentage			Percentage			Percentage
($ millions)	Year Ended	Ended	Change	Six Months Ended		Change	Year Ended		Change
	July 2,	July 3,		July 3,	June 29,		December	December 31,
	2005	2004		2004	2003		31, 2003	2002
		(unaudited)			(unaudited)
R&D Expenses	$44.8	$50.8	12%	$26.9	$26.5	2%	$50.4	$50.3	0%
% of Revenues	22%	32%		34%	39%		34%	97%

     Research and development expense consists primarily of salaries and related costs of employees engaged in research and design activities, costs of design tools and computer hardware, and costs related to prototyping.
     Year ended July 2, 2005 versus twelve months ended July 3, 2004
     Research and development expenses decreased in fiscal 2005 compared to the twelve months ended July 3, 2004 as a result of the significant reductions made in connection with our 2004 restructuring plan, which we describe below in Restructuring, offsetting the increase in research and development spending that resulted from acquiring New Focus and Onetta and the negative effects of the weakness in the U.S. dollar relative to the U.K. pound sterling and other currencies in which we operate. We expect that expenses related to our research and development will remain relatively unchanged in the first quarter of fiscal 2006.
     Six months ended July 3, 2004 versus June 29, 2003
     Research and development expenses rose by 2% in the six months ended July 3, 2004 compared to the six months ended June 29, 2003 due to increased spending of approximately $7.2 million that resulted from our acquisition of New Focus and Ignis, which was partially offset by the effect of cost cutting measures implemented in 2003.
     Year ended December 31, 2003 versus year ended December 31, 2002
     Research and development expenses were relatively constant in 2003 compared to 2002. Increases were related to the research and development programs of the optical components businesses we acquired from Nortel Networks and Marconi, offset by cost-cutting measures implemented in 2003 that included the discontinuance of our research and development of the ASOC product line.

Selling, General and Administrative Expenses

		Twelve
	Year	Months	Percentage			Percentage			Percentage
($ millions)	Ended	Ended	Change	Six Months Ended		Change	Year Ended		Change
	July 2,	July 3,		July 3,	June 29,		December	December 31,
	2005	2004		2004	2003		31, 2003	2002
		(unaudited)			(unaudited)
SG&A Expenses	$59.5	$44.6	33%	$29.6	$18.8	57%	$33.8	$20.3	67%
% of Revenues	30%	28%		37%	28%		23%	39%
     Selling, general and administrative expenses consist primarily of personnel-related expenses, legal and professional fees, facilities expenses, insurance expenses and information technology costs.
     Year ended July 2, 2005 versus year twelve months ended July 3, 2004
     Selling, general and administrative expenses increased by $14.9 million in fiscal 2005 compared to the twelve months ended July 3, 2004. The increase was due to higher selling costs to support revenue growth, the inclusion of the operations of New Focus and Onetta for an entire year, the negative impact of the weakness in the U.S. dollar relative to the U.K. pound sterling, costs associated with compliance with the Sarbanes-Oxley Act of 2002 and costs associated with moving administrative activities to the newly established U.S. headquarters in San Jose, California in the second quarter of fiscal 2005. In total, these costs more than offset the cost reductions attained in connection with the 2004 restructuring plan. We expect that selling, general and administrative expenses will decrease in the first quarter of fiscal 2006 as we complete our first year-end Sarbanes-Oxley compliance cycle.
     Six months ended July 3, 2004 versus six months ended June 29, 2003
     The increase between the six-month period ended July 3, 2004 compared with the six-month period ended June 29, 2003 resulted from the inclusion of the operations of New Focus and, to a lesser extent, the inclusion of the business acquired from Cierra Photonics, combined with higher legal and professional fees relating to various corporate development activities.
     Year ended December 31, 2003 versus year ended December 31, 2002
     The increase in selling, general and administrative expenses in fiscal 2003 compared to fiscal 2002 was due to the inclusion of a full year of results of the operations of the optical components business we acquired from Nortel Networks.
Restructuring

		Twelve Months
	Year Ended	Ended	Six Months Ended		Year Ended
($ millions)	July 2,	July 3,	July 3,	June 29,	December 31,	December 31,
	2005	2004	2004	2003	2003	2002
		(unaudited)		(unaudited)
Lease Cancellation and commitments	$4.8	$4.9	$(2.0)	$(0.2)	$6.7	$7.7

Termination payments to employees and related costs	15.7	15.6	1.3	6.6	20.9	3.7

Write-off on disposal of assets and related costs	0.4	2.6	—	1.2	3.8	43.7

	$20.9	$23.1	$(0.7)	$7.6	$31.4	$55.1

     Year ended July 2, 2005 versus twelve months ended July 3, 2004
     In May 2004, we announced a plan of restructuring, primarily related to the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. In September 2004, we announced that the plan would also include the transfer of our main corporate functions, including consolidated accounting, financial reporting, tax and treasury, from Abingdon U.K. to our new U.S. headquarters in San Jose, California. In December 2004, we announced additional cost reduction measures designed to expand the savings under the plan to within a range of $16 million to $20 million per quarter, which is expected to primarily affect the manufacturing, and also the research and development and selling, general and administrative, lines in our statement of operations. In the third and fourth fiscal quarters of 2005, we recorded additional restructuring charges, primarily personnel and other costs needed to operate the Paignton assembly and test facility into the third quarter of fiscal 2006, which is approximately six months longer than originally intended, in order to fulfill the purchase orders and last-time buys required under the Nortel Networks supply agreement. In the fourth fiscal quarter of 2005, we also incurred charges of $2.2 million related to revising certain assumptions on our accrual for lease commitments.
     As of July 2, 2005, we had spent $11 million related to this plan ($10 million related to personnel and $1 million related to lease commitments). In total, we expect to spend approximately $24 million to $30 million related to this plan (approximately 90% related to personnel and 10% related to lease commitments). We accrued and spent $500,000 in the year ended July 2, 2005 in the research and industrial segment. There are no additional expenditures expected in that segment. The remaining reductions will occur in the optics segment. The full cost savings of the plan are expected to be realized in nine to twelve months.
     Six months ended July 3, 2004
     During the six months ended July 3, 2004, we recorded a $2 million credit from the completion of the closure of our facility in Ottawa, Canada at costs less than previously anticipated, partially offset by the initial charges under the restructuring plan announced in May 2004.
     Year ended December 31, 2003
     Prior to May 2004, we engaged in other restructuring plans. In the year ended December 31, 2003, we recorded charges for a separate major restructuring program, the main element of which was the closure of a semiconductor fabrication facility in Ottawa, Canada and the transfer of related fabrication capabilities to Caswell, U.K. We also closed a few smaller manufacturing-related sites in Milton, U.K., Harlow, U.K. and Poughkeepsie, New York, and consolidated certain production processes into new locations. The transfer was successfully completed in August 2003. In connection with this transfer, certain products and research projects were discontinued. We achieved annualized cost savings in excess of $25 million related to this plan. In the year ended December 31, 2003, we achieved additional annualized savings in excess of $20 million as a result of the final decommissioning of the ASOC product line. Substantially all cash expenditures related to the 2003 restructuring plan have been incurred prior to July 3, 2004. All charges recorded in the year ended December 31, 2003 related to the optics segment. Related to this restructuring plan, we also assumed $16.8 million of restructuring charges related to facility commitments previously entered into by companies acquired by Bookham during that period, the substantial portion of which represents lease commitments in the research and industrial segment.
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
     The closure of the Maryland site was completed in December 2002. All production at the Swindon assembly and test facility was terminated and the premises were vacated during the summer of 2002. Prior to closure of the Maryland and Swindon sites, a small portion of the assets was transferred to other Bookham sites. The remaining assets from the Swindon and Maryland sites were auctioned to third parties for an aggregate consideration of approximately $6.9 million in 2003 and $0.3 million in 2002.

     In 2002, we incurred charges related to inventory write-downs on excess inventory of $5 million, which includes write-downs of $1.8 million related to the downsizing of our ASOC product line. When calculating write-downs, consideration was given to internal six-month marketing and sales forecasts, as well as, in the case of raw materials, sales and operations planning, in order to produce estimates of the final quantity of finished goods that would be produced. The total amount of forecast finished goods was compared to the sales forecasts, and the difference was written-down. Raw materials were written-down to the extent not required by planned levels of production. We also considered inventory levels of customers in establishing our inventory valuation levels. No inventory was held by distributors. We had limited ability to reduce orders with suppliers. Previous experience has indicated that the usual negotiation process results in our having either to take the full order or to pay a termination penalty in lieu of receiving the products.
     In connection with each of these restructuring programs, we conducted a complete program of employee consultation prior to each closure, and undertook measures to ensure that key personnel were retained in order to successfully complete outstanding projects. We planned inventory build-outs and communicated with customers that would be affected by the discontinuation of certain product lines and research projects.
Amortization of Purchased Intangible Assets

	Year	Twelve	Percentage			Percentage			Percentage
($ millions)	Ended	Months Ended	Change	Six Months Ended		Change	Year Ended		Change
	July 2,	July 3,		July 3,	June 29,		December 31,	December 31,
	2005	2004		2004	2003		2003	2002
		(unaudited)			(unaudited)
Amortization	$11.1	$9.4	18%	$5.7	$4.7	21%	$8.5	$5.4	57%

     We have acquired six companies and businesses, and the amortization of intangible assets purchased in connection with these acquisitions has increased with each acquisition. In the year ended December 31, 2002, we acquired the optical components businesses of Nortel Networks and Marconi. In the year ended December 31, 2003, amortization of purchased intangible assets increased due to the effect of including the results of the optical components businesses of Nortel Networks and Marconi for the full year, and of our acquisition of Ignis Optics and the business of Cierra Photonics during the year. Amortization of purchased intangible assets increased in the six months ended June 3, 2004 compared to the six months ended June 29, 2003, due to our acquisition of New Focus in March 2004 and Onetta in June 2004, and increased again in the year ended July 2, 2005 as compared to the twelve months ended July 3, 2004 due to the effect of amortizing the purchased intangible assets of New Focus and Onetta for the full year.
Impairment of Goodwill and Intangible Assets
     In the year ended July 2, 2005, we recorded charges of $114.2 million, primarily related to the impairment of goodwill related to the acquisitions of New Focus, Ignis Optics and Onetta, including $0.6 million related to the impairment of certain intangible assets related to the acquisition of New Focus. We adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually, or sooner whenever events or changes in circumstances indicate that they may be impaired. In the third quarter of the year ended July 2, 2005, the continued decline in our stock price, and therefore market capitalization, combined with continuing net losses and a history of not meeting revenue and profitability targets, suggested that the goodwill related to certain of our acquisitions may have been impaired. As a result of these triggering events, we performed a preliminary evaluation of the related goodwill balances. In the fourth quarter, we finalized this evaluation during our annual evaluation of goodwill, and also performed our annual evaluation of acquired intangible assets. In performing these evaluations, we applied discounted future cash flow models as permitted by SFAS No. 142. We recorded no charges for the impairment of goodwill or intangible assets during any of the other periods presented herein (see Note 14 to our consolidated financial statements included elsewhere in this Form 10-K).
Net Interest and Other Income/Expense

		Twelve
	Year	Months	Percentage			Percentage			Percentage
($ millions)	Ended	Ended	Change	Six Months Ended		Change	Year Ended		Change
	July 2,	July 3,		July 3,	June 29,		December	December 31,
	2005	2004		2004	2003		31, 2003	2002
		(unaudited)			(unaudited)
Net Interest and Other Income/(Expense)	$(3.0)	$5.8	n/a	$0.3	$0.9	(63)%	$6.4	$8.2	(23)%

     Net interest and other income/expense decreased in the year ended July 2, 2005 compared to the twelve months ended July 3, 2004 due to amortization of the interest costs related to the issuance of $25.5 million of convertible notes in December 2004, and lower cash balances during the year. The decrease was partially offset by a one-time gain of $1.1 million arising from the release of an acquisition provision related to the closure of the Bookham (Switzerland) AG pension arrangement in the first quarter of fiscal 2005. The decrease for the six months ended July 3, 2004 compared to the six months ended June 29, 2003 was due to lower cash balances during the period. The decrease for the year ended December 31, 2003 compared to the year ended December 31, 2002 was due to lower cash balances, and interest expense related to the issuance of $50 million of notes payable to Nortel Networks in November 2002.
Income Tax Benefit/Provision
     We have incurred substantial losses to date and expect to incur additional losses in the future. Due to the uncertainty surrounding the realization of the benefits of the net loss carry-forward, a full valuation allowance has been placed against the otherwise recognizable deferred tax assets of $330.4 million at July 2, 2005 and $282.9 million at July 3, 2004. Income tax benefits have been insignificant in each of the fiscal years ended July 2, 2005 and December 31, 2002 and in the six-month period ended July 3, 2004. In 2003, we recognized a credit of $3.7 million related to a payment received in 2002 from the U.K. Inland Revenue as compensation for certain research and development expenditures. As our business develops globally, we may incur local tax charges which we will not be able to offset.

Liquidity, Capital Resources and Contractual Obligations
Liquidity and Capital Resources
Operating activities

		Six Months
	Year Ended	Ended	Year Ended
	July 2,	July 3,	December 31,	December 31,
($ millions)	2005	2004	2003	2002
Net loss	$(248.0)	$(67.4)	$(125.8)	$(165.0)

Non-cash accounting charges:
Depreciation and amortization and other	32.2	13.5	21.3	57.7
Impairment	114.2	—	—	—
Acquired IPR&D	—	5.9	0.2	13.2
Tax credit recognized for research and development activities	—	—	(3.7)	—
Stock based compensation and expenses related to warrants issues	1.5	0.1	—	0.4
Gains on sale of property and equipment	(0.7)	(5.3)	(3.1)	(0.0)
Write back of acquisition expenses	1.8	—	—	—
Unrealized foreign currency losses	2.3	—	—	—

Total non-cash accounting charges	151.3	14.2	14.7	71.3

Decrease/(increase) in working capital	(2.1)	3.0	13.1	9.0

Net cash used in operating activities	$(98.8)	$(50.2)	$(98.0)	$(84.7)

     In the past five years, we have funded our operations from several sources, including through public offerings of equity, issuance of debt and net cash from acquisitions. As of July 2, 2005, we held $24.9 million in cash and cash equivalents (excluding restricted cash of $7.4 million), which represents our source of cash for funding operations for the immediate future. We do not have any bank lending facilities, borrowings or lines of credit, except for the secured notes in the current aggregate principal amount of $45.9 million we issued to Nortel Networks and the 7.0% senior unsecured convertible debentures we issued in a private placement on December 20, 2004.
     Based on our cash balances and our cash flow forecasts, and given our continuing losses, we estimate that we will need to raise between $20 million and $30 million prior to December 2005 in order to maintain our planned level of operations. We will need to raise between $50 million and $60 million on a cumulative basis between now and August 2006 in order to comply with the $25 million minimum cash balance required by the terms of the notes held by Nortel Networks. If we are unable to maintain this cash balance after August 2006, we will be in default under the promissory notes. Beyond this, we will need to raise additional funds to repay the notes issued to Nortel Networks in the aggregate principal amounts of $25.9 million and $20 million that will be due and payable in November 2006 and 2007, respectively, and to repay, if still outstanding, $25.5 million principal amount of our 7% convertible debentures due in December 2007.
     Year ended July 2, 2005
     Net cash used in operating activities for the year ended July 2, 2005 was $98.8 million, primarily resulting from the net loss of $248.0 million, reduced by non-cash accounting charges of $151.3 million, including $114.2 million for the impairment of goodwill and certain intangibles recorded in connection with past acquisitions, primarily New Focus, and $32.2 million for depreciation and amortization. The increase in working capital also resulted in a reduction in cash in the amount of $2.1 million, primarily related to higher levels of inventory required to support our increasing level of sales through the period, and our expectations regarding the first quarter of fiscal 2006.
     Six months ended July 3, 2004
     Net cash used in operating activities for the six-month period ended July 3, 2004 was $50.2 million, primarily resulting from the net loss of $67.4 million, offset by non-cash accounting charges of $14.2 million and a $3.0 million decrease in working capital. The decrease in working capital was the result of a reduction in inventory, primarily through the sale of inventory purchased as part of the acquisition of the optical components business from Nortel Networks.

     Year ended December 31, 2003
     Net cash used in operating activities in 2003 was $98 million, primarily resulting from the net loss of $125.8 million, offset by non-cash accounting charges of $8.9 million and an $18.9 million decrease in working capital. The decrease in working capital was the result of a reduction in inventory, primarily through the sale of inventory purchased as part of the acquisition of the optical components business from Nortel Networks.
     Year ended December 31, 2002
     Net cash used in operating activities in 2002 was $84.7 million, primarily resulting from the net loss of $165 million, offset by non-cash accounting charges of $71.3 million and a $9 million decrease in working capital. The working capital decrease was primarily the result of the acquisition of the optical components business from Nortel Networks, which resulted in an increase in the levels of accounts payable partially offset by an increase in the level of accounts receivable.
Return/Loss on Investments
     Return/loss on investments represents net interest, which is the difference between interest received on our cash and interest paid on our debts, which has declined as our cash balances have been reduced. Loss on investments were $4.3 million in the year ended July 2, 2005, and we had a return on investment of $0.2 million in the six months ended July 3, 2004, $6.3 million in the year ended December 31, 2003 and $8 million in the year ended December 31, 2002. The decreasing returns on investment and the loss on investment in fiscal 2005 are due to lower interest income earned on declining cash balances, interest on balances outstanding from the $50 million of notes payable issued to Nortel Networks in November 2002 and the amortization of interest, costs and warrants associated with our issuance of $25.5 million of convertible debt in December 2004.
Investing Activities
     Net cash used in investing activities for the year ended July 2, 2005 was $2.3 million, primarily relating to the purchases of property and equipment of $16.0 million along with a $1.7 million transfer of funds to restricted cash, partially offset by proceeds of $7 million from the sale of marketable securities, proceeds of $5.7 million from the disposal of certain of our subsidiaries, net of costs, proceeds of $1.4 million from the sale of property and equipment, and proceeds of $1.2 million received from the settlement of a loan note issued by a former New Focus executive officer.
     Net cash provided by investing activities for the six months ended July 3, 2004 was $87.4 million primarily consisting of $102.6 million of cash assumed in connection with our acquisitions of New Focus and Onetta. Proceeds from the sale of property and equipment of $5.2 million were partially offset by purchases of property and equipment of $6.6 million.
     Net cash used in investing activities for the year ended December 31, 2003 was $12 million, which was primarily the result of purchases of $19.2 million of property and equipment, partially offset by $7.1 million received in connection with the sale of property and equipment. The principal area of capital spending in 2003 was to upgrade the Caswell, U.K. wafer fabrication site to a capability required to produce products transferred from Ottawa, Canada. In 2002, $18.1 million was expended in connection with acquisitions, and capital spending was $15.2 million, principally relating to implementation of an integrated enterprise resource planning and factory management solution, based at our Abingdon, U.K. and Caswell, U.K. sites, that permits our systems to interface with the systems we acquired from Nortel Networks.
Financing Activities
     Net cash provided by financing activities for the year ended July 2, 2005 was $14.9 million. During the period, we received net proceeds of $24.2 million from the issuance of convertible debentures and warrants to purchase common stock. This was offset by the repayment of $4.2 million due to Nortel Networks under a loan note. In addition, during the year ended July 2, 2005, we paid $5.1 million related to capital lease obligations that were assumed primarily in connection with the Onetta acquisition.
     Net cash provided by financing activities for the six months ended July 3, 2004 was $1.7 million, primarily resulting from the issuance of common stock.

     At the time of our acquisition of the optical components business of Nortel Networks in November 2002, our wholly-owned subsidiary, Bookham Technology plc, issued a $30 million secured loan note due November 8, 2005 and a $20 million unsecured loan note due November 8, 2007 to affiliates of Nortel Networks. In September 2004, the $20 million unsecured loan note was exchanged for a $20 million note convertible into shares of our common stock.
     On December 2, 2004, (i) the $30 million secured loan note was amended and restated to, among other things, extend the final maturity date by one year from November 8, 2005 to November 8, 2006 and (ii) the $20 million note was further amended and restated to, among other things, provide that it will not convert into shares of our common stock. These notes, as amended and restated on December 2, 2004 and further amended on February 7, 2005 and May 2, 2005, are each secured by the assets that secured the $30 million secured note issued in November 2002, as well as certain additional property, plant and equipment and Nortel Networks specific accounts receivables and inventory covered by our supply agreement with Nortel Networks. The amended and restated notes also contain certain covenants, including restrictions on assets sales and a requirement that we maintain a cash balance of at least $25 million or be deemed in default under the amended and restated notes, however, compliance with that covenant has been waived through August 7, 2006.
     On December 20, 2004, we closed a private placement of $25.5 million of our 7.0% senior unsecured convertible debentures and warrants to purchase common stock which resulted in net proceeds of $24.2 million. We used $4.2 million to repay certain of our indebtedness to Nortel Networks. We are using and intend to continue to use the remaining net proceeds from the private placement for general corporate purposes, including, among other things, payment of outstanding indebtedness, working capital to support new growth and to fund our operations through our current restructuring. The debentures may be converted into shares of our common stock at the option of the holder prior to the maturity of the debentures on December 20, 2007. The initial conversion price of the debentures is $5.50, which represents a premium of approximately 16% over the closing price of our common stock on December 20, 2004. We may also convert the debentures into shares of common stock under certain circumstances. The warrants provide holders thereof the right to purchase up to 2,001,963 shares of common stock and are exercisable during the five years from the date of grant at an initial exercise price of $6.00 per share, which represents a premium of approximately 26% over the closing price of our common stock on December 20, 2004.
Acquisitions
     On February 1, 2002, we acquired the optical components business of Marconi for 1,289,100 shares of our common stock valued at $28.0 million. In exchange, we received fixed assets, including equipment, land and buildings of $4.8 million and inventory of $10.4 million. We assumed no liabilities and incurred no debt in connection with this transaction.
     On November 8, 2002, we completed the acquisition of the optical components business of Nortel Networks for 6,100,000 shares of common stock, warrants to purchase 900,000 shares of common stock, notes in the aggregate amount of $50 million and the payment of net cash consideration of $9.2 million for an aggregate value of $111.2 million. In exchange, we received intangible assets valued at $27.4 million, representing the patent portfolio for the amplifiers and active devices acquired from Nortel Networks; tangible fixed assets of $32.5 million, including equipment, land and buildings; and inventory of $61.9 million. As part of the transaction, we assumed certain liabilities falling due within one year of $8.4 million. In accordance with SFAS No. 141 “Business Combinations”, an adjustment was made in the accounts for the year ended December 31, 2003 for amendments to those provisional values. During fiscal 2003, a larger amount of inventory was sold than was expected at the time the transaction with Nortel Networks was completed. As a consequence, we adjusted the purchase price allocation and increased the value of the inventory by $20.2 million, reduced intangible assets by $9.1 million, reduced property, plant and equipment by $9.8 million and increased current liabilities by $1.3 million as part of the allocation of the fair value of the remaining assets.
     On June 10, 2004, we acquired the entire issued share capital of Onetta for 2,764,030 shares of our common stock valued at $24.7 million. As part of the agreement, the Onetta stockholders agreed to discharge liabilities of $6.1 million.
     On March 8, 2004, we acquired New Focus by a merger of a wholly-owned subsidiary with and into New Focus, with New Focus surviving as our wholly-owned subsidiary. Pursuant to the merger agreement, on March 8, 2004, each New Focus stockholder received a cash distribution from New Focus in the amount of $2.19 per share of New Focus common stock held on that date. In the merger, we issued an aggregate of 7,866,600 shares of our common stock valued at $197.2 million. In addition, we assumed all outstanding options to purchase shares of New Focus common stock, on the same terms and conditions as were applicable to that option under the applicable New Focus option plan and option agreement. Pursuant to the merger agreement, two directors of New Focus, Peter Bordui and Winston Fu, joined our board of directors. Winston Fu has since resigned, and Peter Bordui is currently the Chairman of our board of directors.

     On July 4, 2003, we acquired substantially all of the assets and certain liabilities of Cierra Photonics for 307,148 shares of our common stock valued at $3.7 million. Up to an additional 420,000 shares of our common stock may be issued if the Cierra Photonics business meets a revenue target of at least $5.0 million in the 12-month period prior to October 1, 2004, or at least $8.5 million in the 12-month period prior to October 1, 2005. As of July 2, 2005, an additional 38,810 shares have been issued pursuant to these terms. In exchange, we received fixed assets of $1.7 million and inventory of $0.1 million. We also assumed liabilities of $1.6 million.
     On October 6, 2003, we acquired the entire issued share capital of Ignis Optics for 802,081 shares of our common stock valued at $17.7 million. Up to an additional 78,084 shares of our common stock could have been issued in early 2005 if Ignis Optics had met a revenue target of at least $4 million for the twelve months ended December 31, 2004. No additional shares of common stock were issued, as this target was not achieved.
Sources of Cash
     In the past five years, we have funded our operations from several sources, including through public offerings of equity, issuance of debt and net cash from acquisitions. As of July 2, 2005, we held $24.9 million in cash and cash equivalents (excluding restricted cash of $7.4 million), which represents net cash from the issuance of debt; the source of cash that will fund operations for the immediate future. As of that date, we did not have any bank lending facilities, borrowings or lines of credit, except for the secured notes in the current aggregate principal amount of $45.9 million we issued to Nortel Networks and $25.5 million of 7.0% senior unsecured convertible debentures we issued in a private placement on December 20, 2004.
Future Cash Requirements
     Based on our cash balances and our cash flow forecasts, and given our continuing losses, we estimate that we will need to raise between $20 million and $30 million prior to December 2005 in order to maintain our planned level of operations. We will need to raise between $50 million and $60 million on a cumulative basis between now and August 2006 in order to comply with the $25 million minimum cash balance required by the terms of the notes held by Nortel Networks. If we are unable to maintain this cash balance after August 2006, we will be in default under the promissory notes. Beyond this, we will need to raise additional funds to repay the notes issued to Nortel Networks in the aggregate principal amounts of $25.9 million and $20 million that will be due and payable in November 2006 and 2007, respectively, and to repay, if still outstanding, $25.5 million principal amount of our 7% convertible debentures due in December 2007.
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
Risk Management—Foreign Currency Risk
     We are exposed to fluctuations in foreign currency exchange rates and interest rates. As our business has grown and become increasing multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States, in the future we expect that a substantial portion of our revenues will be denominated in U.S. dollars, while the majority of our expenses will continue to be denominated in U.K. pounds sterling until such time as our facility in Shenzhen, China is fully operational. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. We enter into in foreign currency contracts in an effort to mitigate our exposure to such fluctuations, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency contracts can have an adverse effect on our financial condition. As of July 2, 2005, we held two foreign currency exchange contracts with a nominal value of $50 million which include put and call options which expire at various dates from July 2005 to March 2006. During the year ended July 2, 2005, we recorded an unrealized loss of $1.7 million in our statement of operations in connection with these foreign exchange contracts. In addition, the promissory notes we issued in connection with the acquisition of the optical components business from Nortel Networks are denominated in U.S. dollars.
Contractual Obligations
     Our contractual obligations at July 2, 2005, by nature of the obligation and amount due over certain periods of time, are set out in the table below.

	Payments Due by Period
		Less than 1			More than
Contractual Obligations	Total	year	1-3 years	3-5 years	5 years
	(in thousands)
Long-term debt obligations	$71,753	$60	$71,541	$152	$—
Operating lease obligations	32,964	14,608	16,081	2,275	—
Purchase obligations	31,902	31,902	—	—	—

Total contractual obligations	$136,619	$46,570	$87,622	$2,427	$—

     Our long-term debt at July 2, 2005 principally includes two loans payable to Nortel Networks, and 7% senior unsecured convertible debentures issued in December 2004, excluding interest. Long term debt obligations of $25.5 million included above relate to the convertible debentures, which are reflected on our balance sheet as long term debt of $19.1 million as of July 2, 2005, which is net of issuance costs. The value assigned to warrants granted in connection with the debt offering was $5.4 million and the value assigned to the conversion feature of the debt was $2.0 million.
     Operating leases are future annual commitments under non-cancelable operating leases, including rents payable for land and buildings. The purchase obligations consist of our total outstanding purchase order commitments as at July 2, 2005.
Off-Balance Sheet Arrangements
     We are not currently a party to any off-balance sheet arrangements.
Recent Accounting Developments
     In December 2004, the FASB issued SFAS No. 123R which requires companies to recognize in their statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new pronouncement will be effective for public entities no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt the new pronouncement on July 3, 2005. The application of SFAS No. 123R will involve significant amounts of judgment in the determination of inputs into the Black-Scholes model which the company will use to determine the value of employee stock options. These inputs will be based upon assumptions as to historical volatility, risk free interest rates and expected life of the options. The Company has not yet completed its analysis of the impact of adopting SFAS No. 123R and is therefore currently unable to quantify the effect it will have on its financial statements because the effect will depend on, among other things, the timing and magnitude of future employee stock option exercises. However, the adoption of this new pronouncement will have a significant impact on the results of operations and net loss per share of the Company.

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
Risks Related to Our Business
We have a history of large operating losses and we expect to generate losses in the future unless we achieve further cost reductions and revenue increases.
We have never been profitable. We have incurred losses and negative cash flow from operations since our inception. As of July 2, 2005, we had an accumulated deficit of $867 million.
Our net loss for the year ended July 2, 2005 was $248 million, as compared to a net loss for the twelve months ended July 3, 2004 of $125 million. Included in the loss for the year ended July 2, 2005 were goodwill and intangibles impairment charges of $114.2 million and restructuring charges of $21 million. Included in the loss for the twelve months ended July 3, 2004 were restructuring charges of $23 million and charges of $6 million for the write-off of acquired in process research and development.
Even though we generated positive gross margins in the three months ended April 2, 2005 and in the three months ended July 2, 2005, we have a history of negative gross margins and we may not be able to maintain positive gross margins if we do not continue to reduce our costs, improve our product mix and generate sufficient revenues from new and existing customers to offset the revenues we will lose after Nortel Networks completes its purchases pursuant to purchase orders for certain last-time buys, as described in “Risk Factors — We remain highly dependent on sales to Nortel Networks and we expect revenues from Nortel Networks to decrease significantly into and including the third quarter of fiscal 2006.”
We expect to experience continuing losses from operations for at least the next six quarters.
In order to continue as a going concern, we will need capital in excess of our current cash resources.
     Based on our cash balances and our cash flow forecasts, and given our continuing losses, we estimate that we will need to raise between $20 million and $30 million prior to December 2005 in order to maintain our planned level of operations. We will need to raise between $50 million and $60 million on a cumulative basis between now and August 2006 in order to comply with the $25 million minimum cash balance required by the terms of the notes held by Nortel Networks. If we are unable to maintain this cash balance after August 2006, we will be in default under the promissory notes. Beyond this, we will need to raise additional funds to repay the notes issued to Nortel Networks in the aggregate principal amounts of $25.9 million and $20 million that will be due and payable in November 2006 and 2007, respectively, and to repay, if still outstanding, $25.5 million principal amount of our 7% convertible debentures due in December 2007.
We may encounter unexpected costs or delays in transferring our assembly and test operations from the United Kingdom to Shenzhen, China.
A key element of our cost reduction program is the successful transfer of substantially all of our assembly and test operations from Paignton, U.K. to Shenzhen, China. Accordingly, we expect that our ability to transfer manufacturing capabilities to, and to operate effectively in China, is critical to the overall success of our business. We began to implement the transfer of our assembly and test operations from Paignton to Shenzhen in the fall of 2004 and we expect to complete the transfer in the first half of fiscal 2006. Our business and results of operations would be materially adversely affected if we experience delays in, increased costs related to, or if we are ultimately unable to:

•	qualify our manufacturing lines and the products we produce in Shenzhen, as required by our customers;

•	transfer our assembly and test equipment from Paignton to Shenzhen;

•	retain qualified personnel to operate our Shenzhen facility;

•	retain employees at our Shenzhen facility;

•	achieve the requisite production levels for products manufactured at our Shenzhen facility;

•	retain employees at our Paignton facility to produce certain last-time buy products for Nortel Networks; and

•	wind down operations at our Paignton facility.
We may not be able to satisfy customer demand in a timely and cost effective manner as we transition our assembly and test operations from the United Kingdom to China.
We are in the process of transferring assembly and test operations previously undertaken at our Paignton facility to our Shenzhen facility. Fluctuations in customer demand present challenges and require us to continually assess and predict demand appropriately in order to ensure availability and staffing of assembly and test facilities sufficient to meet that demand. For example, in the quarters ended April 2, 2005 and July 2, 2005, we experienced increased customer demand for certain of our products that required that we operate our Paignton facility at greater capacity than we had anticipated when we implemented our most recent restructuring plan. This increased use of the Paignton facility to meet customer demands constrained the planned transition of our assembly and test operations from our facility in the U.K. to China and increased our expenses as we kept our U.K. production line operating. In addition, if we are not able to fill customer orders on time due to our inability to forecast customer demand, our reputation may be harmed with those customers and other potential customers.
The market for optical components continues to be characterized by excess capacity and intense price competition which has had, and will continue to have, a material adverse affect on our results of operations.
By 2002, actual demand for optical communications equipment and components was dramatically less than that forecasted by leading market researchers only two years before. Even though the market for optical components has been recovering recently, particularly in the metro market segment, there continues to be excess capacity, intense price competition among optical component manufacturers and continued consolidation of the industry. As a result of this excess capacity, and other industry factors, pricing pressure remains intense. The continued uncertainties in the telecommunications industry and the global economy make it difficult for us to anticipate revenue levels and therefore to make appropriate estimates and plans relating to management of costs. Continued uncertain demand for optical components has had, and will continue to have, a material adverse effect on our results of operations.
We remain highly dependent on sales to Nortel Networks and we expect revenues from Nortel Networks to decrease significantly into and including the third quarter of fiscal 2006.
Historically, Nortel Networks has been our largest customer. In the fiscal year ended July 2, 2005, we sold $89.5 million of products and services to Nortel Networks, or 45% of our total revenues during such period.
In connection with the second addendum to the supply agreement with Nortel Networks, which we entered into on May 2, 2005, Nortel Networks issued non-cancelable purchase orders for last-time buys of certain products that we have decided to discontinue and for certain other non last-time buys totaling approximately $100 million. Approximately $50 million of this represents last-time buys and approximately $50 million represents non last-time buys, all of which are scheduled to be delivered to Nortel Networks through March 31, 2006. These purchase orders will automatically expire on March 31, 2006, or earlier if certain events occur. Taking into account these purchase orders, we expect Nortel Networks to account for more than 50% of our revenues in the quarters ending October 1, 2005 and December 31, 2005, and as the final purchase orders for last-time buys are filled in the third fiscal quarter of 2006, we anticipate that revenues from Nortel Networks will begin to decrease and may continue to decline for at least several quarters thereafter. There can be no assurances that we will be able to replace this revenue.
To the extent that we may rely on Nortel Networks for revenues in the future, Nortel Networks has experienced significant losses in the past and any future adverse change in Nortel Networks’ financial condition could adversely affect their demand for our products.
Any default under our agreements with Nortel Networks or the notes issued to Nortel Networks would have an adverse impact on our ability to continue the conduct of our business.
We are party to a supply agreement with Nortel Networks that has been amended twice, most recently in May 2005. Pursuant to the terms of the supply agreement, as amended, Nortel Networks issued non-cancelable purchase orders for last-time buys of certain products and other non last-time buys products with a value that we estimate to be approximately $100 million, all of which are expected to be delivered to Nortel Networks over the next nine months. The provisions of the second addendum to the supply agreement also include increased prices and adjustment in payment terms of certain of the products we ship to Nortel Networks through March 31, 2006. These provisions will terminate automatically if we: (i) materially breach the terms of the supply agreement, (ii) default under the terms of the promissory notes issued to Nortel Networks and related agreements, as described below, (iii) are subject to a change in control or (iv) experience an insolvency event. If any of the foregoing events were to occur, Nortel Networks would have the right to cancel the purchase orders they submitted, which would result in the loss of the remainder of the $100.0 million payable under the non-cancelable purchase orders issued pursuant to the second addendum to the supply agreement. In addition, to the extent that Nortel Networks decides to purchase any additional products under the second addendum, the increased prices for those products we ship to Nortel Networks would have to be re-negotiated at prices lower than those set forth in the supply agreement, as amended.
The supply agreement, as amended, also requires that we grant a license for the assembly, test, post-processing and test intellectual property (but excluding wafer technology) of certain critical products to Nortel Networks and to any designated alternative supplier, if at any time, we: (i) have a cash balance of less than $25 million; (ii) are unable to manufacture critical products for Nortel Networks in any material respect for a continuous period of not less than six weeks, or (iii) are subject to an insolvency event, such as a petition or assignment in bankruptcy, appointment of a trustee, custodian or receiver, or entrance into an arrangement for the general benefit of creditors. In addition, if our cash balance is less than $10 million or there is an insolvency event, Nortel Networks will have the right to buy all Nortel Networks inventory we hold, and we will be obligated to grant a license to Nortel Networks or any alternative supplier for the manufacture of all products covered by the first supply agreement addendum. Our revenues and business would be substantially harmed if we were required to license this assembly, test, post-processing and test intellectual property to Nortel Networks or any supplier they were to designate.
In connection with our acquisition of the optical components business of Nortel Networks, we issued two promissory notes in an initial aggregate principal amount of $50 million. As of July 2, 2005, approximately $45.9 million aggregate principal amount was outstanding under these two notes. The notes provide that, upon an event of default, Nortel Networks can declare all principal and interest payable under the notes immediately due and payable. Pursuant to the terms of the notes, an event of default includes: (i) failure to pay any interest or principal on the notes when due, (ii) any event which results in the payment of any other debt in an amount in excess of $5 million in advance of the scheduled maturity date, (iii) failure to maintain a cash balance of $25 million or greater after August 2006, (iv) a material default under notes or certain other agreements entered into in connection with the notes, (v) our becoming subject to a bankruptcy event and (vi) failure to provide certain financial information to Nortel Networks within the schedules provided for in the notes. Any event of default under these notes would also trigger an event of default under our 7% senior unsecured convertible debentures due December 2007, which have an aggregate principal amount of $25.5 million. If an event of default were to occur and the principal and interest payable under the notes were accelerated, we would not be able to pay the notes issued to Nortel Networks or the 7% senior unsecured convertible debentures due December 2007 without selling a substantial amount of our assets, if at all, which would have a material adverse impact on our ability to continue the conduct of our business.
We and our customers are each dependent upon a limited number of customers.
Historically, we have generated most of our revenues from a limited number of customers. Sales to one customer, Nortel Networks, accounted for 59% of our revenues for the year ended December 31, 2003, 52% for the twelve months ended July 3, 2004, and 45% for the year ended July 2, 2005. In addition to the reduced outlook for revenue from Nortel Networks after the non-cancelable purchase orders are filled, we expect that revenue from our other major customers may decline or fluctuate significantly in fiscal 2006 and beyond. We may not be able to offset any such decline in revenues from our existing major customers with revenues from new customers.
Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. Similarly, our customers depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. Many major telecommunication systems companies and telecommunication carriers are experiencing losses from operations. The further consolidation of the industry, coupled with declining revenues from our major customers, may have a material adverse impact on our business.

As a result of our global operations, our business is subject to currency fluctuations that have adversely affected our results of operations in recent quarters and may continue to do so in the future.
Our financial results have been materially impacted by foreign currency fluctuations and our future financial results may also be materially impacted by foreign currency fluctuations. Over the last two years, the decline in the value of the U.S. dollar versus the U.K. pound sterling has had a major negative effect on our profit margins and our cash flow. Despite our change in domicile from the United Kingdom to the United States and the implementation of our restructuring program to move all assembly and test operations from Paignton, U.K. to Shenzhen, China, the majority of our expenses are still currently denominated in U.K. pounds sterling and substantially all of our revenues are denominated in U.S. dollars. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and pay expenses will continue to have a material affect on our operating results.
We engage in currency transactions in an effort to cover any exposure to such fluctuations, and we may be required to convert currencies to meet our obligations; however, under certain circumstances, these transactions can have an adverse effect on our financial condition.
We are increasing manufacturing operations in China, which exposes us to risks inherent in doing business in China.
We are taking advantage of the comparatively low manufacturing costs in China by transferring substantially all of our assembly and test operations to our facility in Shenzhen, China. Operations in China are subject to greater political, legal and economic risks than our operations in other countries. In order to operate the facility, we must obtain required legal authorization and train and hire a workforce. In particular, the political, legal and economic climate in China, both nationally and regionally is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and other matters. In addition, we may not obtain the requisite legal permits to continue to operate in China and costs or operational limitations may be imposed in connection with obtaining and complying with such permits.
We have been advised that power may be rationed in the location of our Shenzhen facility, and were power rationing to be implemented, it could either have an adverse impact on our ability to complete manufacturing commitments on a timely basis or, alternatively, require significant investment in generating capacity to sustain uninterrupted operations at the facility. Our ability to transfer certain assembly and test operations from our facilities in the U.K. to China would be hindered by a potential power rationing. We may also be required to expend greater amounts than we currently anticipate in connection with increasing production at the facility. Any one of these factors, or a combination of them, could result in the incurrence of unanticipated costs, with the potential to materially and adversely affect our business.
We intend to export the majority of the products manufactured at our Shenzhen facility. Under current regulations, upon application and approval by the relevant governmental authorities, we will not be subject to certain Chinese taxes and will be exempt from certain duties on imported materials that are used in the manufacturing process and subsequently exported from China as finished products. However, Chinese trade regulations are in a state of flux and we may become subject to other forms of taxation and duties in China or may be required to pay export fees in the future. In the event that we become subject to new forms of taxation in China, our business and results of operation could be materially adversely affected.
Our debt repayment obligations may affect our ability to operate our business.
In connection with our acquisition of the optical components business from Nortel Networks, we issued to Nortel Networks secured interest-bearing notes. As of July 2, 2005, the aggregate principal amount outstanding under the notes was approximately $45.9 million. The first note, with an aggregate principal amount outstanding of $25.9 million, bears interest at the rate of 7% per year, increasing 0.25% per quarter beginning three months after issue until repayment, up to a maximum rate of 10% per year, and is payable in full no later than November 8, 2006. As of July 2, 2005, the note bore interest at a rate of 9.5%. The second note, in the aggregate principal amount of $20 million, bears interest at the rate of 4% per year, and is payable in full no later than November 8, 2007. Both notes are secured by certain of our and our subsidiaries’ assets. We are required to repay the notes, in full or in part, at earlier times upon the occurrence of various events, including equity or equity-linked financings; provided, however, Nortel Networks has waived any such payment with respect to $75 million of aggregate financing proceeds through May 2006. Failure to maintain a cash balance of at least $25 million while the notes are outstanding on or after August 8, 2006 will constitute a default under these notes. If we are in default pursuant to the terms of the senior unsecured convertible debentures we issued in December 2004 described below, we would trigger a default under the notes issued to Nortel Networks, in which event all outstanding principal and accrued interest would be immediately due and payable under such notes.
On December 20, 2004, we issued senior unsecured convertible debentures in a private placement resulting in gross proceeds of $25.5 million. These debentures bear interest at a rate of 7% per annum payable on each March 31, June 30, September 30 and December 31, while such debentures are outstanding, and on the maturity date. The debentures may be converted into shares of our common stock at the option of the holder prior to the maturity of the debentures on December 20, 2007. The conversion price of the debentures is $5.50. The debentures may also be converted into common stock by us under certain circumstances. If we are in default pursuant to the terms of the notes we issued to Nortel Networks, we would also trigger an event of default under the debentures, in which event all outstanding principal and interest would be immediately due and payable under the debentures.
Fluctuations in operating results could adversely affect the market price of our common stock.
Our revenues and operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions may increase as we develop new or enhanced products for new markets, including data communications, aerospace, industrial and military. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each customer’s decision to delay or defer purchases from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, net income for any quarterly period in which material orders fail to occur, are delayed, or deferred could vary significantly.
Because of these and other factors, quarter-to-quarter comparisons of our results of operations may not be an indication of future performance. In future periods, results of operations may differ from the estimates of public market analysts and investors. Such a discrepancy could cause the market price of our common stock to decline.
We may incur additional significant restructuring charges that will adversely affect our results of operations.
In light of our restructuring and cost reduction measures in 2002, 2003 and 2004 in response to the depressed demand for optical components and our consolidation activities, we have incurred significant restructuring related charges. In 2004, we announced further restructuring plans, which include moving the majority of our assembly and test operations from our site in Paignton, U.K. to our facility in Shenzhen, China and closing our former headquarters facility in Abingdon, U.K. In the years ended December 31, 2002 and December 31, 2003, in the six months ended July 3, 2004 and in the year ended July 2, 2005, we recorded restructuring charges of $55.0 million, $31.0 million, $(0.7) million and $22.6 million, respectively.
We anticipate that the 2004 restructuring plans will be completed by March 31, 2006 and we expect to spend in the range of $25 million to $30 million relating to these programs over this time period. We may incur charges in excess of amounts currently estimated for these restructuring plans. We may incur additional charges in the future in connection with future restructurings. These charges, along with any other charges, have adversely affected, and will continue to adversely affect, our results of operations for the periods in which such charges have been or will be incurred.
Our results of operations may suffer if we do not effectively manage our inventory and we may incur inventory-related charges.
We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. The ability to accurately forecast customers’ product needs is difficult. Some of our products and supplies have in the past, and may in the future, become obsolete while in inventory due to rapidly changing customer specifications or a decrease in customer demand. If we are not able to manage our inventory effectively, we may need to write-down the value of some of our existing inventory or write-off unsaleable or obsolete inventory, which would adversely affect our results of operations. We have from time to time incurred significant inventory-related charges. Any such charges we incur in future periods could significantly adversely affect our results of operations.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock.
We account for our acquisitions, including the acquisition of New Focus, using the purchase method of accounting. In accordance with GAAP, we allocate the total estimated purchase price to the acquired company’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of announcement of the transaction, and record the excess of the purchase price over those fair values as goodwill. With respect to our acquisition of New Focus, we expensed the portion of the estimated purchase price allocated to in-process research and development in the first quarter of 2004. We will incur an increase in the amount of amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the merger on an annual basis. To the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. In the year ended July 2, 2005, following a triggering event in the third quarter and in accordance with our policy of evaluating long-lived assets for impairment in the fourth quarter, we recorded charges totaling $114.2 million related to the impairment of goodwill and purchased intangible assets. In addition, in the past, after the completion of a transaction, we have amended the provisional values of assets and liabilities we obtained as part of transactions, specifically the Nortel Networks acquisition. This amendment resulted in the value of our inventory being increased by $20.2 million, current liabilities being increased by approximately $1.3 million, intangible assets being decreased by approximately $9.1 million and property, plant and equipment increased by $9.8 million. We cannot assure you that we will not incur charges in the future as a result of any such transaction, which may have an adverse effect on our earnings.
Bookham Technology plc may not be able to utilize tax losses against the receivables that arise as a result of its transaction with Deutsche Bank.
On August 10, 2005, Bookham Technology plc purchased all of the issued share capital of City Leasing (Creekside) Limited, a subsidiary of Deutsche Bank. Creekside is entitled to receivables of £73.8 million (approximately $135.8 million, based on an exchange rate of £1.00 to $1.8403, the noon buying rate on September 2, 2005 for cable transfers in foreign currencies as certified by the Federal Reserve Bank of New York) from Deutsche Bank in connection with certain aircraft subleases and will in turn apply those payments over a two-year term to obligations of £73.1 million (approximately $134.5 million) owed to Deutsche Bank. As a result of these transactions, Bookham Technology plc will have available through Creekside cash of approximately £6.63 million (approximately $12.2 million). We expect Bookham Technology plc to utilize certain expected tax losses to reduce the taxes that might otherwise be due by Creekside as the receivables are paid. In the event that Bookham Technology plc is not able to utilize these tax losses (or these tax losses do not arise), Creekside may have to pay taxes, reducing the cash available from Creekside. In the event there is a future change in applicable U.K. tax law, Creekside, and in turn Bookham Technology plc, would be responsible for any resulting tax liabilities, which amounts could be material to Bookham’s financial condition or operating results.
Our success will depend on our ability to anticipate and respond to evolving technologies and customer requirements.
The market for telecommunications equipment is characterized by substantial capital investment and diverse and evolving technologies. For example, the market for optical components is currently characterized by a trend toward the adoption of “pluggable” components that do not require the customized interconnections of traditional “gold box” devices and the increased integration of components on subsystems. Our ability to anticipate and respond to these and other changes in technology, industry standards, customer requirements and product offerings and to develop and introduce new and enhanced products will be significant factors in our ability to succeed. We expect that new technologies will continue to emerge as competition in the telecommunications industry increases and the need for higher and more cost efficient bandwidth expands. The introduction of new products embodying new technologies or the emergence of new industry standards could render our existing products uncompetitive from a pricing standpoint, obsolete or unmarketable.
Our products are complex, may take longer to develop than anticipated and we may not recognize revenues from new products until after long field testing and customer acceptance periods.
Many of our new products must be tailored to customer specifications. As a result, we are constantly developing new products and using new technologies in those products. For example, while we currently manufacture and sell “discrete gold box” technology, we expect that many of our sales of gold box technology will soon be replaced by pluggable modules. These products often take many quarters to develop because of their complexity and because customer specifications sometimes change during the development cycle. We often incur substantial costs associated with the research and development and sales and marketing activities in connection with products that may be purchased long after we have incurred the costs associated with designing, creating and selling such products. In addition, due to the rapid technological changes in our market, a customer may cancel or modify a design project before we begin large-scale manufacture of the product and receive revenue from the customer. It is unlikely that we would be able to recover the expenses for cancelled or unutilized design projects. It is difficult to predict with any certainty, particularly in the present economic climate, the frequency with which customers will cancel or modify their projects, or the effect that any cancellation or modification would have on our results of operations.

If our customers do not qualify our manufacturing lines or the manufacturing lines of our subcontractors for volume shipments, our operating results could suffer.
Most of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Our manufacturing line has passed our qualification standards, as well as our technical standards. However, our customers may also require that we pass their specific qualification standards and that we, and any subcontractors that we may use, be registered under international quality standards. In addition, we have in the past, and may in the future, encounter quality control issues as a result of relocating our manufacturing lines or introducing new products to fill production. We may experience delays in obtaining customer qualification of our manufacturing lines and, as a consequence, our operating results and customer relationships would be harmed.
Delays, disruptions or quality control problems in manufacturing could result in delays in product shipments to customers and could adversely affect our business.
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
We may experience low manufacturing yields.
Manufacturing yields depend on a number of factors, including the volume of production due to customer demand and the nature and extent of changes in specifications required by customers for which we perform design-in work. Higher volumes due to demand for a fixed, rather than continually changing, design generally result in higher manufacturing yields, whereas lower volume production generally results in lower yields. In addition, lower yields may result, and have in the past resulted, from commercial shipments of products prior to full manufacturing qualification to the applicable specifications. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically caused, and may in the future cause, significantly reduced manufacturing yields, resulting in low or negative margins on those products. Moreover, an increase in the rejection rate of products during the quality control process either pre, during or post manufacture, results in lower yields and margins. Finally, manufacturing yields and margins can also be lower if we receive or inadvertently use defective or contaminated materials from our suppliers.
We depend on a number of suppliers who could disrupt our business if they stopped, decreased or delayed shipments.
We depend on a number of suppliers of raw materials and equipment used to manufacture our products. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers and, therefore, these suppliers generally may stop supplying materials and equipment at any time. The reliance on a sole or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Any supply deficiencies relating to the quality or quantities of materials or equipment we use to manufacture our products could adversely affect our ability to fulfill customer orders or our financial results of operations.
Our intellectual property rights may not be adequately protected.
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
Our intellectual property portfolio is an important corporate asset. The steps we have taken and may take in the future to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. We cannot assure investors that our competitors will not successfully challenge the validity of these patents, or design products that avoid infringement of our proprietary rights with respect to our technology. There can be no assurance that other companies are not investigating or developing other similar technologies, that any patents will be issued from any application pending or filed by us or that, if patents are issued, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, we cannot assure investors that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights under those patents will provide a competitive advantage to us. Further, the laws of certain regions in which our products are or may be developed, manufactured or sold, including Asia-Pacific, Southeast Asia and Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States, the U.K. and continental European countries. This is especially relevant as we transfer certain of our assembly and test operations from our facilities in the U.K. to China and as our competitors establish manufacturing operations in China to take advantage of comparatively low manufacturing costs.
Our products may infringe the intellectual property rights of others which could result in expensive litigation or require us to obtain a license to use the technology from third parties.
Companies in the industry in which we operate frequently receive claims of patent infringement or infringement of other intellectual property rights. In this regard, third parties may in the future assert claims against us concerning our existing products or with respect to future products under development. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. If we do infringe a third party’s rights, we may need to negotiate with holders of patents relevant to our business. We have from time to time received notices from third parties alleging infringement of their intellectual property and where appropriate have entered into license agreements with those third parties with respect to that intellectual property. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur significant costs and diversion of our resources. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements that require payment of significant royalties that could adversely affect our ability to price our products profitably.
If we fail to obtain the right to use the intellectual property rights of others necessary to operate our business, our ability to succeed will be adversely affected.
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
The markets in which we operate are highly competitive, which could result in lost sales and lower revenues.
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
Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. In addition, market leaders in industries such as semiconductor and data communications, who may have also significantly more resources than we do, may in the future enter our market with competing products. All of these risks may be increased if the market were to consolidate through mergers or business combinations between competitors.
We cannot assure investors that we will be able to compete successfully with our competitors or that aggressive competition in the market will not result in lower prices for our products or decreased gross profit margins. Any such development would have a material adverse effect on our business, financial condition and results of operations.
We generate a significant portion of our revenues internationally and therefore are subject to additional risks associated with the extent of our international operations.
For the year ended July 2, 2005, the six months ended July 3, 2004, and the years ended December 31, 2003 and December 31, 2002, 28%, 26%, 9% and 9% of our revenues, respectively, were derived in the United States and 72%, 74%, 91% and 91%, respectively, were derived outside the United States.
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
Our business will be adversely affected if we cannot manage the significant changes in the number of our employees and the size of our operations.
In the past we have significantly reduced the number of employees and scope of our operations because of declining demand for our products. There is a risk that, during periods of growth or decline, management will not sufficiently coordinate the roles of individuals to ensure that all areas receive appropriate focus and attention. If we are unable to manage our headcount, manufacturing capacity and scope of operations effectively, the cost and quality of our products may suffer, we may be unable to attract and retain key personnel and we may be unable to market and develop new products. Further, the inability to successfully manage the substantially larger and geographically more diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.
We may be faced with product liability claims.
Despite quality assurance measures, there remains a risk that defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects and for consequential damages. They could, moreover, impair the market’s acceptance of our products. Both could have a material adverse effect on our business and financial condition. In addition, we may assume product warranty liabilities related to companies we acquire which could have a material adverse effect on our business and financial condition. In order to mitigate the risk of liability for damages, we carry product liability insurance with a $26 million aggregate annual limit and errors and omissions insurance with a $5 million annual limit. We cannot assure investors that this insurance could adequately cover our costs arising from defects in our products or otherwise.
If we fail to attract and retain key personnel, our business could suffer.
Our future depends, in part, on our ability to attract and retain key personnel. Competition for highly skilled technical people is extremely intense and we continue to face difficulty identifying and hiring qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive management team and other key management and technical personnel, each of whom would be difficult to replace. The loss of services of these or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business.

Similar to other technology companies, we rely upon our ability to use stock options and other forms of equity-based compensation as key components of our executive and employee compensation structure. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels (or develop alternative compensation structures) in order to retain our key employees. Recent proposals to modify accounting rules relating to the expensing of equity compensation may cause us to substantially reduce, modify, or even eliminate, all or portions of our equity compensation programs.
Our business and future operating results may be adversely affected by events outside of our control.
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
Risks Related to Regulatory Compliance and Litigation
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which may cause stockholders to lose confidence in the accuracy of our financial statements.
Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. In addition, compliance with the internal control requirements, as well as other financial reporting standards applicable to a public company, including the Sarbanes-Oxley Act of 2002, has in the past and will in the future continue to involve substantial cost and investment of our management’s time.
In the past, we have reported that Ernst & Young LLP, our independent registered public accounting firm, informed us and our audit committee that we had incorrectly included certain foreign currency translation adjustments in our statement of operations. Ernst & Young LLP advised us that this condition is a material weakness in our internal control over financial reporting. In addition, we did not file our Quarterly Report on Form 10-Q for the quarter ended April 2, 2005 by May 12, 2005, the filing deadline. Our management concluded that the delay reflected a material weakness in our internal controls over financial reporting.
Included in this Annual Report on Form 10-K is management’s report on our internal controls our financial reporting (See Item 9A.b) and Ernst & Young LLP’s attestation audit report thereon (See Item 9A.c), both of which identify material weaknesses in our internal controls over financial reporting as of July 2, 2005 related to the following:
•	Shortage of, and turnover in, qualified financial reporting personnel to ensure complete application of GAAP. As a result of a shortage of, and turnover in, qualified financial reporting personnel, controls over financial reporting processes did not function to reduce to remote the likelihood of material misstatements in the application of generally accepted accounting principles to complex, non-routine transactions. This material weakness resulted in adjustments to goodwill related to acquisition reserves, and to interest expense and amortization of debt issuance costs.

•	Insufficient management review of analyses and reconciliations. The lack of sufficient management review, arising from a shortage of, and turnover in, qualified personnel, of analyses and reconciliations prepared as part of the financial reporting processes did not function to reduce to remote the likelihood that material misstatement of certain accounts in the financial statements would be prevented or detected in a timely manner. This material weakness resulted in adjustments to inventory, cost of sales, deferred compensation and additional paid-in-capital.
•	Inaccurate updating of accounting inputs for estimates of complex non-routine transactions. Controls that reasonably assure the accurate and timely updating of accounting data used in making estimates for financial reporting purposes did not function to reduce to remote the likelihood that errors in the accounting data that could result in material misstatements to related accounting estimates would be prevented or detected in a timely manner, due to the turnover in qualified people with sufficient skills and experience. This material weakness resulted in an adjustment to our accrual for lease commitments on vacated facilities and the related restructuring charges.

•	Accounting for foreign currency exchange transactions. In the first quarter of the fiscal year, we reported a material weakness in controls over the application of GAAP in the accounting for foreign currency exchange transactions. In spite of improvements in levels of staff with proficiency in GAAP, our controls over the application of GAAP in the accounting for foreign currency contracts as hedges did not sufficiently improve through the remainder of the year and resulted in a year-end adjustment to our statement of operations for unrealized losses on the remeasuring of these contracts to fair market value.

In fiscal 2006, and beyond, we will continue to spend significant time and incur significant costs to assess and report on the effectiveness of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Discovering material weaknesses in the future could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business. In addition, if we discover future material weaknesses, disclosure of that fact could reduce the market’s confidence in our financial statements, which could harm our stock price and our ability to raise capital.
As a result of discussions with staff at the Nasdaq National Market, we intend to submit our 2004 stock incentive plan for stockholder approval, and any failure to receive that approval could have an adverse effect.
We have been advised by the staff at the Nasdaq National Market that, in its judgment, the approval of our 2004 stock incentive plan was not sufficient to satisfy the stockholder approval requirements of Nasdaq Marketplace Rule 4350(i)(1)(a). We have agreed with Nasdaq to seek stockholder approval of the plan at our 2005 annual meeting of stockholders. Until we receive stockholder approval, we have agreed that no shares of common stock will be issued upon the exercise of any options granted under the plan and that restrictions will not lapse on any shares of restricted stock issued under the plan. As of September 2, 2005, there were approximately 1,473,910 shares subject to outstanding options under the 2004 stock incentive plan, some of which begin to vest on September 22, 2005, and 249,859 shares of restricted stock, for which restrictions lapse on February 9, 2006. In addition, we may not grant additional options or restricted stock awards under the 2004 stock incentive plan until the 2004 stock incentive plan is approved by our stockholders. Nasdaq has advised us that its extension period for compliance with Nasdaq Marketplace Rule 4350(i)(1)(a) will expire on October 31, 2005. If our stockholders do not approve the 2004 stock incentive plan, we will be required to undertake to rescind any outstanding options, which would affect employee morale and could trigger employee claims, and may require that we seek substitute alternative forms of equity incentive or other compensation or, if we decline to do so, may face delisting from the Nasdaq National Market.
Our business involves the use of hazardous materials, and environmental laws and regulations may expose us to liability and increase our costs.
We historically have handled small amounts of hazardous materials as part of our manufacturing activities and now handle more and different hazardous materials as a result of the manufacturing processes related to New Focus, the optical components business acquired from Nortel Networks and the product lines we acquired from Marconi. Consequently, our operations are subject to environmental laws and regulations governing, among other things, the use and handling of hazardous substances and waste disposal. We may be required to incur environmental costs to comply with current or future environmental laws. As with other companies engaged in manufacturing activities that involve hazardous materials, a risk of environmental liability is inherent in our manufacturing activities, as is the risk that our facilities will be shut down in the event of a release of hazardous waste. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business.
Major litigation regarding Bookham Technology plc’s initial public offering and follow-on offering and any other litigation in which we become involved, including as a result of acquisitions, may substantially increase our costs and harm our business.
On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822, was filed against New Focus, Inc. and several of its officers and directors, or the New Focus Individual Defendants, in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp., or the Underwriter Defendants, the underwriters in New Focus’s initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated. On April 19, 2002, plaintiffs filed an Amended Class Action Complaint, described below, naming as defendants the New Focus Individual Defendants and the Underwriter Defendants.
On November 7, 2001, a Class Action Complaint was filed against Bookham Technology plc and others in the United States District Court for the Southern District of New York. On April 19, 2002, plaintiffs filed an Amended Complaint. The Amended Complaint names as defendants Bookham Technology plc, Goldman, Sachs & Co. and FleetBoston Robertson Stephens, Inc., two of the underwriters of Bookham Technology plc’s initial public offering in April 2000, and Andrew G. Rickman, Stephen J. Cockrell and David Simpson, or the Bookham Individual Defendants, each of whom was an officer and/or director at the time of the initial public offering.

The Amended Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Complaint seeks unspecified damages (or in the alternative rescission for those class members who no longer hold common stock), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the New Focus Individual Defendants and the Bookham Individual Defendants were dismissed, without prejudice, from the action. In July 2002, all defendants filed Motions to Dismiss the Amended Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.
Plaintiffs and most of the issuer defendants and their insurers have entered into a stipulation of settlement for the claims against the issuer defendants, including Bookham. Under the stipulation of settlement, the plaintiff will dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006.
On February 13, 2002, Howard Yue, the former sole shareholder of Globe Y. Technology, Inc., a company acquired by New Focus in February 2001, filed a lawsuit against New Focus and several of its officers and directors in Santa Clara County Superior Court. The lawsuit is captioned Howard Yue v. New Focus, Inc. et al, Case No. CV808031, and asserts claims stemming from New Focus’s acquisition of Globe Y. Technology, Inc. The plaintiff has amended his complaint several times following the court’s dismissal of his earlier complaints. Currently, the plaintiff’s fifth amended complaint alleges the following causes of action against New Focus: violation of §25400 and §25500 of the California Corporations Code; violation of §§1709-1710 of the California Civil Code; violation of §25402 of the California Corporations Code; violation of §17200 and §17500 of the California Business & Professions Code; fraud and deceit by concealment; fraud and deceit by active concealment; fraud and deceit based upon non-disclosure of material facts; negligent misrepresentation; and breach of contract and the duty of good faith and fair dealing. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. In November 2004, New Focus filed answers to the plaintiff’s fifth amended complaint denying the plaintiff’s allegations and asserting various defenses.
In addition, in October 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages in connection with Mr. Yue’s conduct during the acquisition of Globe Y. Technology, Inc., by New Focus. In February 2004, New Focus filed a corrected amended cross-complaint against Mr. Yue. In May 2004, Mr. Yue filed an answer to New Focus’s corrected amended cross-complaint denying New Focus’s allegations and asserting various defenses. In December 2004, plaintiff and defendants filed a motion for summary judgment and/or summary adjudication with respect to the corrected amended cross-complaint and certain causes of action in the fifth amended complaint. On April 26, 2005, the court denied both plaintiff’s and defendant’s motions. The trial date has been set for November 14, 2005 and the court has scheduled 15 days for the trial.
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
Risks Related to the Market for Our Common Stock
A variety of factors could cause the trading price of our common stock to be volatile or decline.
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

Since Bookham Technology plc’s initial public offering in April 2000, Bookham Technology plc’s ADSs and ordinary shares, our shares of common stock and the shares of our customers and competitors have experienced substantial price and volume fluctuations, in many cases without any direct relationship to the affected company’s operating performance. An outgrowth of this market volatility is the significant vulnerability of our stock price and the stock prices of our customers and competitors to any actual or perceived fluctuation in the strength of the markets we serve, regardless of the actual consequence of such fluctuations. As a result, the market prices for these companies are highly volatile. These broad market and industry factors caused the market price of Bookham Technology plc’s ADSs, ordinary shares, and our common stock to fluctuate, and may in the future cause the market price of our common stock to fluctuate, regardless of our actual operating performance or the operating performance of our customers.
The future sale of substantial amounts of our common stock could adversely affect the price of our common stock.
On December 20, 2004, we issued convertible debentures and warrants in a private placement with institutional investors. The debentures and warrants issued in connection with the private placement are convertible or exercisable, as applicable, for up to an aggregate of 7,797,526 shares of our common stock, subject to adjustment in certain circumstances. In addition, in connection with Bookham Technology plc’s acquisition of the optical components business from Nortel Networks, Bookham Technology plc issued to affiliates of Nortel Networks an aggregate of 6,100,000 shares of our common stock and a warrant to purchase 900,000 shares of our common stock. The warrant was exercised on September 7, 2004. As of July 2, 2005, affiliates of Nortel Networks held approximately 3,999,999 shares of our common stock. Other stockholders or groups of stockholders also hold significant percentages of our shares of common stock. Sales by Nortel Networks, institutional investors holding the convertible debentures and warrants or other holders of substantial amounts of our shares in the public or private market could adversely affect the market price of our common stock by increasing the supply of shares available for sale compared to the demand in the private and public capital markets to buy our common stock. These sales may also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate to meet our capital needs.
Some anti-takeover provisions contained in our charter and under Delaware laws could hinder a takeover attempt.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rates
     We finance our operations through a mixture of stockholders’ funds, loan notes, finance leases and working capital. Throughout the period, our only exposure to interest rate fluctuations was on our cash deposits and certain of our dollar denominated Nortel Networks notes and 7.0% convertible debentures.
     We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts.
Foreign currency
     Due to our multinational operations, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue and pay expenses. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we may from time to time have to exchange currency to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular, changes in the value of the U.K. pound sterling compared to the

US dollar. In an effort to mitigate exposure to those fluctuations, we enter into foreign currency exchange contracts with respect to portions of our forecasted expenses denominated in U.K. pound sterling. At July 2, 2005, we held two foreign currency exchange contracts, including put and call options, to purchase U.K. pound sterling with a nominal value of $50 million. These contracts include put and call options which expire on dates ranging from July 2005 to March 2006. It is estimated that a 10% fluctuation in the dollar between July 2, 2005 and the maturity dates of the put and call instruments underlying the contracts would lead to a profit of $2.2 million (dollar weakening), or loss of $9.2 million (dollar strengthening) on our outstanding trades, should they be held to maturity.
Item 8.  Financial Statements and Supplementary Data
     The information required by this item may be found on pages F-1 through F-42 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     As of July 2, 2005, our management carried out an evaluation under the supervision and with the participation of our CEO and CFO, of the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
     As described below under Management’s Report on Internal Control over Financial Reporting, our management has identified and reported to our audit committee and Ernst & Young LLP, our independent registered public accounting firm, material weaknesses in our internal control over financial reporting. As a result of these material weaknesses, our CEO and CFO have concluded that, as of July 2, 2005, our disclosure controls and procedures were not effective.
(b) Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
     As of July 2, 2005, our management has assessed the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In performing the assessment, management identified the following control deficiencies that we have concluded are material weaknesses in internal control over financial reporting as of July 2, 2005:
•	Shortage of, and turnover in, qualified financial reporting personnel to ensure complete application of GAAP. As a result of a shortage of, and turnover in, qualified financial reporting personnel, controls over financial reporting processes did not function to reduce to remote the likelihood of material misstatements in the application of generally accepted accounting principles to complex, non-routine transactions. This material weakness resulted in adjustments to goodwill related to acquisition reserves, and to interest expense and amortization of debt issuance costs.

•	Insufficient management review of analyses and reconciliations. The lack of sufficient management review, arising from a shortage of, and turnover in, qualified personnel, of analyses and reconciliations prepared as part of the financial reporting processes did not function to reduce to remote the likelihood that material misstatement of certain accounts in the financial statements would be prevented or detected in a timely manner. This material weakness resulted in adjustments to inventory, cost of sales, deferred compensation and additional paid-in-capital.

•	Inaccurate updating of accounting inputs for estimates of complex non-routine transactions. Controls that reasonably assure the accurate and timely updating of accounting data used in making estimates for financial reporting purposes did not function to reduce to remote the likelihood that errors in the accounting data that could result in material misstatements to related accounting estimates would be prevented or detected in a timely manner, due to the turnover in qualified people with sufficient skills and experience. This material weakness resulted in an adjustment to our accrual for lease commitments on vacated facilities and the related restructuring charges.

•	Accounting for foreign currency exchange transactions. In the first quarter of the fiscal year, we reported a material weakness in controls over the application of GAAP in the accounting for foreign currency exchange transactions. In spite of improvements in levels of staff with proficiency in GAAP, our controls over the application of GAAP in the accounting for foreign currency contracts as hedges did not sufficiently improve through the remainder of the year and resulted in a year-end adjustment to our statement of operations for unrealized losses on the remeasuring of these contracts to fair market value.
     As a result of the material weaknesses described above, management has concluded that, as of July 2, 2005, our system of internal control over financial reporting was not effective based on the criteria in Internal Control—Integrated Framework.
     Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of our internal control over financial reporting. This report appears below.
(c) Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bookham, Inc.
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Bookham, Inc. did not maintain effective internal control over financial reporting as of July 2, 2005, because of the effect of the four material weaknesses identified in management’s assessment and described below, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO control criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of July 2, 2005:
•	Shortage of, and turnover in, qualified financial reporting personnel to ensure complete application of GAAP. As a result of a shortage of, and turnover in, qualified financial reporting personnel, controls over financial reporting processes did not function to reduce to remote the likelihood of material misstatements in the application of generally accepted accounting principles to complex, non-routine transactions. This material weakness resulted in adjustments to goodwill related to acquisition reserves, and to interest expense and amortization of debt issuance costs.

•	Insufficient management review of analyses and reconciliations. The lack of sufficient management review, arising from a shortage of, and turnover in, qualified personnel, of analyses and reconciliations prepared as part of the financial reporting processes did not function to reduce to remote the likelihood that material misstatement of certain accounts in the financial statements would be prevented or detected in a timely manner. This material weakness resulted in adjustments to inventory, cost of sales, deferred compensation and additional paid-in-capital.

•	Inaccurate updating of accounting inputs for estimates of complex non-routine transactions. Controls that reasonably assure the accurate and timely updating of accounting data used in making estimates for financial reporting purposes did not function to reduce to remote the likelihood that errors in the accounting data that could result in material misstatements to related accounting estimates would be prevented or detected in a timely manner, due to the turnover in qualified people with sufficient skills and experience. This material weakness resulted in an adjustment to our accrual for lease commitments on vacated facilities and the related restructuring charges.

•	Accounting for foreign currency exchange transactions. In the first quarter of the fiscal year, we reported a material weakness in controls over the application of GAAP in the accounting for foreign currency exchange transactions. In spite of improvements in levels of staff with proficiency in GAAP, Bookham, Inc’s controls over the application of GAAP in the accounting for foreign currency contracts as hedges did not sufficiently improve through the remainder of the year and resulted in a year-end adjustment to Bookham, Inc.’s statement of operations for unrealized losses on the remeasuring of these contracts to fair market value.
     These material weaknesses were considered in determining the nature, timing, and extent of the audit tests applied in our audit of Bookham, Inc.’s 2005 financial statements, and this report does not affect our report dated September 6, 2005 on those financial statements.
     In our opinion, management’s assessment that Bookham, Inc. did not maintain effective internal control over financial reporting as of July 2, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the objectives of the control criteria, Bookham, Inc. has not maintained effective internal control over financial reporting as of July 2, 2005, based on the COSO control criteria.
Ernst & Young LLP
Reading, England
September 8, 2005
(d) Remediation Efforts to Address Material Weaknesses
     We have been, and intend to continue, planning and implementing changes to our processes to improve our internal control over financial reporting. The following are steps we have taken, or intend to take, to remediate the conditions leading to the above stated material weaknesses:
•	In August of 2004, we changed our domicile from the United Kingdom to the United States. In conjunction with this change, we relocated our corporate headquarters to San Jose, California from Abingdon, England. This required us to hire new accounting staff in the United States and improve our internal base of GAAP knowledge. In addition there has been significant turnover in the in the United States accounting personnel since this transition. As a result, we have only recently staffed our corporate accounting group with qualified personnel. In the third quarter of fiscal 2005, we hired a new external reporting manager. In the fourth quarter of fiscal 2005, we hired a new corporate consolidations manager. Subsequent to the end of fiscal 2005, we hired a new corporate controller. While we believe the senior corporate accounting level is now adequate, they will likely require at least another quarterly reporting period to be trained and familiarized with Bookham before their effect is fully realized. In addition to the staffing requirement at the corporate accounting level, we intend to increase certain business unit staffing.

•	We are committed to improving our accounting processes in order to strengthen our internal controls and meet required reporting deadlines. In the fourth quarter of fiscal 2005, we formalized the closing process through better definition of responsibilities and reporting requirements and a more detailed closing schedule. We began using a corporate consolidations software package to replace spreadsheets we had used previously which had become unreliable as we acquired more entities. We instituted a pre-close balance sheet review meeting of all sites, which was followed by a post-close balance sheet review meeting weeks prior to the release of our earnings for fiscal 2005. Subsequent to the year end close, we added further detail to our financial reporting schedule. In spite of our actions taken to date to facilitate the orderly evaluation of complex, non-routine transactions, and to disseminate knowledge of localized operations throughout our financial personnel, we identified the material weaknesses described herein. We plan to continue revising and improving our closing and reporting scheduling and coordination so as to improve our ability to evaluate complex, non-routine transactions in a timely and orderly fashion.

•	In fiscal 2006, we plan to centralize management review of the more complex and highly judgmental areas including inventory valuation, restructuring accruals and other complex transactions. Beginning in the first quarter of fiscal 2006, all complex, non-routine transactions will be identified in the pre-close and post-close balance sheet review meetings, and we will centralize the review of potentially material complex, non-routine transactions.
     In consideration to the foregoing, the following are the specific actions we plan to take to address each material weakness:
     Shortage of, and turnover in, qualified financial reporting personnel to ensure complete application of GAAP:

•	Identify complex, non-routine transactions in the pre-close and post-close balance sheet review meetings, and centralize the review of potentially material complex, non-routine transactions. All such transactions will be identified and documented and distributed to the top levels of financial management for evaluation and ultimate sign off.

•	Disseminate localized knowledge of operations and historical operations during the pre-close and post-close balance sheet review meetings. These meetings will involve senior financial personnel and attended by all site controllers.

•	Centralize the review of complex, highly judgmental areas such as inventory valuation, restructuring accruals and other similar areas.
     Insufficient management review of analyses and reconciliations:
•	Identify complex, non-routine transactions in the pre-close and post-close balance sheet review meetings, and centralize the review of potentially material complex, non-routine transactions. All such transactions will be identified and documented and distributed to the top levels of financial management to for evaluation and ultimate sign off.

•	Centralize the review of complex, highly judgmental areas such as inventory valuation, restructuring accruals and other similar areas.
     Inaccurate updating of accounting inputs for estimates of complex non-routine transactions:
•	Identify complex, non-routine transactions in the pre-close and post-close balance sheet review meetings, and centralize the review of potentially material complex, non-routine transactions. All such transactions will be identified and documented and distributed to the top levels of financial management for evaluation and ultimate sign off.

•	Centralize the review of complex, highly judgmental areas such as inventory valuation, restructuring accruals and other complex areas.
     Accounting for foreign exchange transactions:
•	Identify complex, non-routine transactions in the pre-close and post-close balance sheet review meetings, and centralize the review of potentially material complex, non-routine transactions. All such transactions will be identified and documented and distributed to the top levels of financial management to for evaluation and ultimate sign off.

•	Disseminate localized knowledge of operations and historical operations in the context of pre-close and post-close balance sheet review meetings, as described above.
     Although we have already taken some actions to remediate these material weaknesses, further action is required to complete our remediation including the addition of finance staff and the development and implementation of enhanced processes. Our management and audit committee will monitor closely the implementation of our remediation plan. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as audit committee oversight, and we may make additional changes to our internal control over financial reporting. Our remediation progress will be reviewed on a regular basis by management and the Audit Committee and reported on quarterly.
(e) Changes in Internal Control over Financial Reporting
     There have been no changes in our internal controls over financial reporting during the quarter ended July 2, 2005, other than as discussed herein, that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.
     Refer to Item 9A (d) for a discussion of remediation activities in connection with the material weaknesses in internal control over financial reporting identified above.
Inherent Limitations on Effectiveness of Controls
     Our management, including our CEO and our CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Bookham have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors and Executive Officers of the Registrant
Executive Officers and Key Employee of the Registrant
     Below is information about executive officers and key employee, including their ages as of August 25, 2005, their positions with us, the length of time they have held their positions, and their business experience for the past five years. There are no family relationships among any of the executive officers and key employees.
Executive Officers and Key Employee

Name	Age	Position

Giorgio Anania	46	President and Chief Executive Officer
James Haynes	43	Chief Operating Officer
Steve Abely	47	Chief Financial Officer
Stephen Turley	51	Chief Commercial Officer
Adrian Meldrum	35	Vice President, Communication Sales
Executive Officers of the Company
     Giorgio Anania, 46, has served as a director since June 2004, as our Chief Executive Officer since September 2004 and as our President since March 4, 2005. Dr. Anania has served as Chief Executive Officer and a director of Bookham Technology plc since February 2001. From August 2000 to March 2004, he also served as President of Bookham Technology plc. From October 1998, when he joined Bookham Technology plc, until August 2000, Dr. Anania was the Senior Vice President, Sales and Marketing of Bookham Technology plc. Dr. Anania has a BA(Hons) in Physics from Oxford University and an MA and PhD in Plasma Physics from Princeton University.
     James Haynes, 43, has served as Chief Operating Officer since March 4, 2005. From August 2004 to March 2005, Mr. Haynes was the Officer VP, U.K. Operations, of Bookham, Inc. From June 2003 to August 2004, Mr. Haynes served as VP Operations and Site Leader, Caswell for Bookham, Inc. From December 2000 to June 2003, Mr. Haynes served as Chief Operating Officer of Agility Communications, Inc., a tunable laser company. From 1998 to December 2000, Mr. Haynes served as Director of Technology of Nortel Networks Corporation.
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
     Stephen Turley, 51, has served as our Chief Commercial Officer since September 2004. Dr. Turley joined Bookham as Chief Commercial Officer of Bookham Technology plc in October 2001. From June 2000 to September 2001, he was Vice President, Strategic Partnerships, with Nortel Networks’ High Performance Optical Component Solutions group. Dr. Turley has a BA in Physics from Oxford University and a PhD in Semiconductor Laser Physics from Sheffield University.
Key Employee of the Company
     Adrian Meldrum, 35, has served as our Vice President, Sales and Marketing since July 2005. From November 2004 to July 2005, Mr. Meldrum served as our Vice President, Communication Sales. Mr. Meldrum previously served as the Vice President, Business Development and held various positions in business development and product management roles since joining Bookham in 2001. From 2000 to 2001, Mr. Meldrum served as Product Line Manager for JDS Uniphase Corp., a manufacturer of fiber optic products, in the United Kingdom and joined JDS Uniphase Corp. through their acquisition of SDL in 2000. Mr. Meldrum holds a BSc in Physics from Manchester Metropolitan University.
     Information required by this Item is incorporated by reference to the information under the headings “Proposal I – Election of Class I Directors,” “Section 16(a) Beneficial Ownership Compliance,” “Board and Committee Meetings” and “Corporate Governance” contained in Bookham’s definitive Proxy Statement for its 2005 annual meeting of stockholders.
Item 11. Executive Compensation
     Information required by this Item is incorporated by reference to the information under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Employment and Other Agreements” contained in Bookham’s definitive Proxy Statement for its 2005 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management
     Information required by this Item is incorporated by reference to the information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in Bookham’s definitive Proxy Statement for its 2005 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions
     Information required by this Item is incorporated by reference to the information under the headings “Certain Relationships and Related Transactions” and “Employment, Change of Control and Severance Arrangements” contained in Bookham’s definitive Proxy Statement for its 2005 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
     Information required by this Item is incorporated by reference under the heading “Principal Accountant Fees and Services” contained in Bookham’s definitive Proxy Statement for its 2005 annual meeting of stockholders.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as part of or are included in this Form 10-K:
1.	Financial Statement Schedules
     Financial statement schedule II: Valuation and Qualifying Accounts that follows the Notes to Consolidated Financial Statements is filed as part of this Form 10-K.
2.	List of Exhibits
     The Exhibits filed as part of this Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Exchange Act, reference is made to such documents as previously filed as exhibits with the Securities and Exchange Commission. Bookham’s file number under the Exchange Act is 000-30684.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 8, 2005	BOOKHAM, INC.

	By:	/s/ Giorgio Anania

Name: Giorgio Anania
Title: Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Giorgio Anania Giorgio Anania	Chief Executive Officer and Director (Principal Executive Officer)	September 8, 2005
/s/ Stephen Abely Stephen Abely	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 8, 2005
/s/ Liam Nagle Liam Nagle	Director	September 8, 2005
/s/ David Simpson	Director	September 8, 2005
David Simpson
/s/ Lori Holland	Director	September 8, 2005
Lori Holland
/s/ W. Arthur Porter W. Arthur Porter	Director	September 8, 2005
Joseph Cook	Director
/s/ Peter Bordui Peter Bordui	Director	September 8, 2005

BOOKHAM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Bookham, Inc.
     We have audited the accompanying consolidated balance sheets of Bookham, Inc. as of July 2, 2005, and July 3, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended July 2, 2005, the six-month period ended July 3, 2004, and for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bookham, Inc. at July 2, 2005, and July 3, 2004, and the consolidated results of its operations and its consolidated cash flows for the year ended July 2, 2005, the six-month period ended July 3, 2004 and each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
     The accompanying financial statements have been prepared assuming that Bookham, Inc. will continue as a going concern. As more fully described in Note 1, the Company will need to raise additional funding through external sources prior to December 2005 in order to maintain sufficient financial resources to continue to operate its business. In addition, depending on the amount of additional funding secured prior to December 2005, the Company will also need to raise sufficient funds before June 2006 in order to maintain a cash balance of at least $25 million in order to comply with the loan note covenants described in Note 1. Management are taking actions to raise additional equity capital and considering the disposal of selected assets or businesses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bookham Inc.’s internal control over financial reporting as of July 2, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 8, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

Ernst & Young LLP
Reading, England
September 8, 2005

BOOKHAM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	July 2, 2005	July 3, 2004
Assets – Note 15
Current assets:
Cash and cash equivalents	$24,934	$109,682
Short-term investments	—	6,985
Restricted cash	3,260	—
Accounts receivable (net of allowances of $726 and $1,260, respectively)	20,257	13,565
Amounts due from related parties, net	7,262	15,954
Inventories	53,192	48,339
Prepaid expenses and other current assets	11,190	17,887
Assets held for resale	13,694	13,908

Total current assets	133,789	226,320
Long-term restricted cash	4,119	4,434
Goodwill	6,260	119,953
Other intangible assets, net	28,010	43,849
Property and equipment, net	64,156	72,369
Investments and other long-term assets	1,552	1,100

Total assets	$237,886	$468,025

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,334	$28,765
Amounts owed to related parties	722	628
Short-term capital lease obligations	—	5,131
Accrued expenses and other liabilities	38,477	38,351
Current portion of notes payable	52	53

Total current liabilities	70,585	72,928
Non-current portion of notes payable	340	400
Notes payable to related party	45,861	50,000
7% convertible debentures	19,140	—
Other long-term liabilities	10,892	14,107

Total liabilities	146,818	137,435

Commitments and contingencies (Note 6)

Stockholders’ equity:
Common stock:
$0.01 par value; 175,000,000 authorized; 33,805,437 and 32,612,555 issued and outstanding at July 2, 2005 and July 3, 2004, respectively	338	326
Additional paid-in capital	925,677	917,639
Deferred compensation	(808)	(1,354)
Accumulated other comprehensive income	32,889	33,035
Accumulated deficit	(867,028)	(619,056)

Total stockholders’ equity	91,068	330,590

Total liabilities and stockholders’ equity	$237,886	$468,025

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended	Six Months Ended		Year Ended December 31,
	July 2, 2005	July 3, 2004	June 29, 2003	2003	2002
			(unaudited)
Revenues	$110,751	$35,846	$18,346	$42,457	$15,869
Revenues from related parties	89,505	43,917	49,416	103,740	36,036

Total revenues	200,256	79,763	67,762	146,197	51,905
Cost of revenues	193,647	84,415	80,915	156,008	79,055

Gross profit/(loss)	6,609	(4,652)	(13,153)	(9,811)	(27,150)

Operating expenses:
Research and development	44,825	26,887	26,469	50,371	50,291
Selling, general and administrative	59,508	29,584	18,795	33,849	20,253
Amortization of intangible assets	11,107	5,677	4,746	8,487	5,376
In-process research and development	—	5,890	—	245	13,132
Restructuring charges	20,888	(664)	7,631	31,392	55,090
Stock-based compensation	750	104	—	—	339
Impairment of goodwill and other intangible assets	114,226	—	—	—	—
Gain on sale of property and equipment	(708)	(5,254)	—	(3,060)	(66)

Total operating expenses	250,596	62,224	57,641	121,284	144,415

Operating loss	(243,987)	(66,876)	(70,794)	(131,095)	(171,565)

Other income/(expense), net
Other income/(expense)	1,382	126	185	32	199
Interest income	1,107	1,871	5,334	9,484	8,693
Interest expense	(5,439)	(1,651)	(4,579)	(3,162)	(681)
(Loss)/gain on foreign exchange	(1,020)	(1,050)	1,814	(4,445)	(1,584)

Total other income/(expense)	(3,970)	(704)	2,754	1,909	6,627

Loss before income taxes	(247,957)	(67,580)	(68,040)	(129,186)	(164,938)
Income tax (provision)/ benefit	(15)	209	—	3,439	—

Net loss	$(247,972)	$(67,371)	$(68,040)	$(125,747)	$(164,938)

Net loss per share (basic and diluted)	$(7.43)	$(2.48)	$(3.32)	$(6.03)	$(10.92)
Weighted average shares of common stock outstanding	33,379,453	27,198,838	20,495,259	20,844,793	15,099,620

Stock-based compensation is excluded from the following categories:
Research and development	$8	$28	$—	$—	$24
Selling, general and administrative	742	76	—	—	315

Total	$750	$104	$—	$—	$339

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except warrants)

		Six Months
	Year Ended	Ended	Year Ended December 31,
	July 2, 2005	July 3, 2004	2003	2002
Cash flows used in operating activities:
Net loss	$(247,972)	$(67,371)	$(125,747)	$(164,938)
Adjustments to reconcile net loss to net cash used in operating activities:
In-process research and development	—	5,890	245	13,132
Tax credit recognized for research and development activities	—	—	(3,719)	3,719
Write off of investments	—	44	—	—
Unrealized loss on marketable securities	(4)	—	—	—
Amortization of interest expense for warrants and beneficial conversion feature	673	—	—	—
Depreciation and amortization	32,208	13,455	21,312	57,702
Unrealized loss on foreign currency contracts	1,687	—	—	—
Losses on foreign currency remeasurement of notes payable	638	—	—	—
Impairment of goodwill and intangibles	114,226	—	—	—
Stock-based compensation	750	122	—	290
Expense of stock options for non-employee services	—	—	—	124
Gain on sale of property and equipment	(650)	(5,254)	(3,060)	(66)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	622	2,406	4,087	(21,228)
Inventories	(5,813)	2,790	19,674	18,952
Prepaid expenses and other current assets	6,256	752	(2,208)	(5,521)
Accounts payable	2,416	6,199	(274)	7,230
Accrued expenses and other liabilities	(3,813)	(8,135)	(2,517)	5,906
Unrealized foreign exchange adjustments	—	(1,071)	(5,768)	—

Net cash used in operating activities	(98,776)	(50,173)	(97,975)	(84,698)

Cash flows used in investing activities:
Purchase of intangible assets	—	(98)	—	(138)
Purchase of property and equipment	(16,008)	(6,648)	(19,186)	(15,158)
Proceeds from sale of property and equipment	1,429	5,254	7,105	66
Acquisitions, net of cash acquired	—	88,598	65	(18,090)
Proceeds from long-term investments	—	(751)	—	—
Proceeds from notes receivable	—	1,233	—	—
Settlement of Westrick note	1,200	—	—	—
Proceeds from disposal of subsidiaries, net of costs	5,736	—	—	—
Proceeds from sales and maturities of available for sale investments	6,978	—	—	—
Transfers to restricted cash, net	(1,671)	(197)	—	—

Net cash (used in)/provided by investing activities	(2,336)	87,391	(12,016)	(33,320)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	3	2,152	1,369	188
Proceeds from issuance of common stock warrant	55	—	—	—
Repayment of capital lease obligations	(5,132)	(417)	(227)	(1,347)
Proceeds from issuance of convertible debentures and warrants to purchase common stock, net of issuance costs	24,175	—	—	—
Repayment of loans	(4,175)	(57)	(49)	—

Net cash provided by/(used in) financing activities	14,926	1,678	1,093	(1,159)

Effect of exchange rate on cash	1,438	1,446	8,515	20,920
Net (decrease)/increase in cash and cash equivalents	(84,748)	40,342	(100,383)	(98,257)
Cash and cash equivalents at beginning of period	109,682	69,340	169,723	267,980

Cash and cash equivalents at end of period	$24,934	$109,682	$69,340	$169,723

Supplemental cash flow disclosures
Income taxes paid	$56	$11	$280	$—
Cash paid for interest	$4,196	$1,658	$3,131	$586
Supplemental disclosure of non-cash transactions
Warrants issued in connection with debt	$5,353,729	$228,704	$21,417	$80,000
The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

						Accumulated Other
	Common Stock		Additional Paid-In	Notes Receivable	Deferred	Comprehensive	Accumulated	Comprehensive
	Shares	Amount	Capital	Stockholders	Compensation	Income/(Loss)	Deficit	Income/(Loss)	Total
Balance at January 1, 2002	13,016,041	$130	$582,218	$—	$(442)	$(15,030)	$(261,000)	$	$305,876
Conversion of shares in respect of Measurement Microsystems A-Z, Inc.	57,724	1	(1)	—	—	—	—	—	—
Add back of contingent shares in respect of Measurement Microsystems A-Z Inc.	—	—	267	—	—	—	—	—	267
Issuance of shares on acquisition of the Marconi Optical Components business	1,289,100	13	27,998	—	—	—	—	—	28,011
Issuance of shares on acquisition of Nortel Networks Optical Components business	6,100,000	61	45,243	—	—	—	—	—	45,304
Issuance of warrants on acquisition of Nortel Networks Optical Components business	—	—	6,685	—	—	—	—	—	6,685
Issuance of shares upon exercise of common stock options	32,222	—	188	—	—	—	—	—	188
Amortization of deferred stock compensation	—	—	—	—	290	—	—	—	290
Issuance of non-employee stock options in exchange for services	—	—	—	—	124	—	—	—	124
Refund of value added taxes on IPO costs	—	—	72	—	—	—	—	—	72
Comprehensive loss:
Currency translation adjustment	—	—	—	—	—	26,729	—	26,729	26,729
Net loss for the year	—	—	—	—	—	—	(164,938)	(164,938)	(164,938)

Total comprehensive loss	—	—	—	—	—	—	—	$(138,209)

Balance at December 31, 2002	20,495,087	$205	$662,670	$—	$(28)	$11,699	$(425,938)		$248,608

Balance at December 31, 2002	20,495,087	$205	$662,670	$—	$(28)	$11,699	$(425,938)		$248,608
Conversion of shares in respect of Measurement Microsystems A-Z, Inc.	873	—	—	—	—	—	—	—	—
Issuance of shares on the acquisition of the Cierra Photonics business	307,148	3	3,666	—	—	—	—	—	3,669
Issuance of shares on the acquisition of Ignis Optics, Inc.	802,082	8	17,740	—	—	—	—	—	17,748
Issuance of shares upon exercise of common stock options	63,429	1	1,134	—	—	—	—	—	1,135
Exercise of common stock warrants	12,282	—	234	—	—	—	—	—	234
Comprehensive loss:
Unrealized gain on currency transactions	—	—	—	—	—	274	—	274	274
Currency translation adjustment	—	—	—	—	—	18,474	—	18,474	18,474
Net loss for the year	—	—	—	—	—	—	(125,747)	(125,747)	(125,747)

Total comprehensive loss	—	—	—	—	—	—	—	$(106,999)

Balance at December 31, 2003	21,680,901	$217	$685,444	$—	$(28)	$30,447	$(551,685)		$164,395

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

						Accumulated Other
	Common Stock		Additional Paid-In	Notes Receivable	Deferred	Comprehensive	Accumulated	Comprehensive
	Shares	Amount	Capital	Stockholders	Compensation	Income/(Loss)	Deficit	Income/(Loss)	Total
Balance at December 31, 2003	21,680,901	$217	$685,444	$—	$(28)	$30,447	$(551,685)	$	$164,395
Conversion of shares in respect of Measurement Microsystems A-Z, Inc.	1,081	—	—	—	—	—	—	—	—
Issuance of shares on the acquisition of New Focus, Inc.	7,866,600	78	197,632	—	—	—	—	—	197,710
Issuance of shares on the acquisition of Onetta, Inc.	2,764,030	28	24,680	—	—	—	—	—	24,708
Issuance of shares upon exercise of common stock options	299,943	3	2,149	—	—	—	—	—	2,152
Issuance of fully vested stock on the acquisition of New Focus, Inc.	—	—	6,286	—	—	—	—	—	6,286
Assumption of stockholder’s notes receivable from acquisition of New Focus Inc.	—	—	—	(1,233)	—	—	—	—	(1,233)
Assumption of unvested stock options on the acquisition of New Focus, Inc.	—	—	1,464	—	(1,464)	—	—	—	—
Payments received on stockholder’s notes receivable	—	—	—	1,233	—	—	—	—	1,233
Amortization of deferred stock compensation, net of cancellations	—	—	(16)	—	138	—	—	—	122
Comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	—	(16)	—	(16)	(16)
Unrealized loss on currency contract transactions	—	—	—	—	—	(122)	—	(122)	(122)
Currency translation adjustment	—	—	—	—	—	2,726	—	2,726	2,726
Net loss for the period	—	—	—	—	—	—	(67,371)	(67,371)	(67,371)

Total comprehensive loss	—	—	—	—	—	—	—	$(64,783)

Balance at July 3, 2004	32,612,555	$326	$917,639	$—	$(1,354)	$33,035	$(619,056)		$330,590

Balance at July 3, 2004	32,612,555	$326	$917,639	$—	$(1,354)	$33,035	$(619,056)		$330,590
Exercise of common stock warrants by Nortel	900,000	9	46	—	—	—	—	$—	55
Issuance of restricted stock	249,859	3	779	—	(478)	—	—	—	304
Issuance of shares on the exercise of options	811	—	4	—	—	—	—	—	4
Issuance of shares to CP Santa Rosa Enterprises Corp	38,810	—	—	—	—	—	—	—	—
Conversion of shares in respect of Measurement Microsystems A-Z Inc.	3,402	—	250	—	—	—	—	—	250
Beneficial conversion feature associated with convertible redeemable notes	—	—	1,969	—	—	—	—	—	1,969
Issuance of warrants in connection with convertible redeemable notes	—	—	5,354	—	—	—	—	—	5,354
Amortization of deferred stock compensation, net of cancellations	—	—	(364)	—	1,024	—	—	—	660
Comprehensive loss:
Currency translation adjustment	—	—	—	—	—	(9)	—	(9)	(9)
Unrealized loss on financial instruments	—	—	—	—	$—	(137)	—	(137)	(137)
Net loss for the period	—	—	—	—	—	—	(247,972)	(247,972)	(247,972)

Total comprehensive loss	—	—	—	—	—	—	—	$(248,118)	—

Balance at July 2, 2005	33,805,437	$338	$925,677	$—	$(808)	$32,889	$(867,028)		$91,068

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	Summary of Significant Accounting Policies
     Description of Business
     Bookham Technology plc was incorporated under the laws of England and Wales on September 22, 1988. On September 10, 2004, pursuant to a scheme of arrangement under the laws of the United Kingdom (the “Scheme”), Bookham Technology plc became a wholly-owned subsidiary of Bookham, Inc., a Delaware corporation (“Bookham, Inc.”). Bookham, Inc. principally designs, manufactures and markets optical components, modules and subsystems for the telecommunications industry. Bookham, Inc. also manufactures high-speed electronic components for the telecommunications, defense and space industries. References to the “Company” mean Bookham, Inc. and its subsidiaries consolidated business activities since September 10, 2004 and Bookham Technology plc’s consolidated business activities prior to September 10, 2004.
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
     On February 8, 2005, the Company, Bookham Technology plc, a wholly-owned subsidiary, and certain of the Company’s other subsidiaries entered into a Notes Amendment and Waiver Agreement with Nortel Networks Corporation and Nortel Networks UK Limited, relating to the $25 million cash balance covenant set forth in the Amended and Restated Notes. Under the waiver, the obligation to maintain this cash balance is waived until August 7, 2006.
     On December 20, 2004, the Company closed a private placement of $25.5 million of the Company’s 7.0% senior unsecured convertible debentures and warrants to purchase common stock. The Company intends to use the net proceeds from the private placement for general corporate purposes, including, among other things, payment of outstanding indebtedness and working capital. The debentures may be converted into the Company’s common stock at the option of the holder prior to the maturity of the debentures on December 20, 2007. The conversion price of the debentures is $5.50, which represents a premium of approximately 16% over the closing price of the Company’s common stock on December 20, 2004. The debentures also may be converted into shares of common stock by the Company under certain circumstances. The warrants provide holders thereof the right to purchase up to 2,001,963 shares of common stock and are exercisable during the five-year period ending December 20, 2009 at an exercise price of $6.00 per share which represents a premium of approximately 26% over the closing price of the Company’s common stock on December 20, 2004.
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
     The failure to raise additional capital would have a significant impact on the Company’s ability to continue operations. It is the Company’s belief that it will be able to raise additional funds through: (i) working capital financing and other forms of financing such as issuing debt, selling equity by means of a private placement or public offering, (ii) a sale of Company assets or non core businesses or (iii) issuing equity to acquire companies with substantial cash resources. The Company will pursue any one or a combination of the above in order to enable it to continue operations through the period to June 2006 and to maintain cash balances required pursuant to the Amended and Restated Notes.
     The Company assumed Bookham Technology plc’s financial reporting history effective September 10, 2004. As a result, management deems Bookham Technology plc’s consolidated business activities prior to September 10, 2004 to represent the Company’s consolidated business activities as if the Company and Bookham Technology plc historically had been the same entity. The consolidated financial statements include Bookham, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company has included the results of operations of acquired entities from the date of acquisition (Note 13).
     Until July 3, 2004, the Bookham Technology plc’s fiscal year ended on December 31. Effective June 30, 2004, Bookham Technology changed its fiscal year end from December 31 to the Saturday closest to June 30, which matches the fiscal year end of the Company. Accordingly, financial statements have been prepared for the six months ended July 3, 2004, the year ended July 2, 2005 and now will be prepared for fifty-two/fifty-three week cycles going forward.
     In connection with the scheme of arrangement, the Company changed its domicile from the United Kingdom to the United States. In addition, effective September 10, 2004 the Company changed its reporting currency from pounds sterling to the United States dollar. During the year ended July 3, 2004, the Company has purchased four companies with primary operations in the United States. As a result of these acquisitions, the Company increased both its revenues from U.S. customers, as well as its operations and expenses denominated in U.S. dollars. Because of the continuing shift toward business denominated in U.S. dollars, the Company also changed its headquarters to San Jose, California in September 2004.
     The consolidated balance sheets of the Company as of July 2, 2005 and July 3, 2004, and the related consolidated statements of operations for the year ended July 2, 2005, the six months ended July 3, 2004 and June 29, 2003 and the years ended December 31, 2003 and 2002, stockholders’ equity and cash flows for the year ended July 2, 2005, the six months ended July 3, 2004 and the years ended December 31, 2003 and 2002 contained in this Report on Form 10-K have been prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) and have been translated from pounds sterling into U. S. dollars using the exchange rates set forth below. Translation differences are recorded in other comprehensive income.

	Income statement	Balance sheet
	(average rates)	(period end rates)
Year Ended December 31, 2002	1.50	1.61
Year Ended December 31, 2003	1.74	1.78
Six Months Ended June 29, 2003 (unaudited)	1.61	1.66
Six Months Ended July 3, 2004	1.82	1.82
Year Ended July 2, 2005	1.86	1.79
     Use of Estimates
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, the allowances for doubtful accounts; accruals for product returns; inventory write-offs and warranty accruals; the useful lives of fixed assets; impairment charges on long-lived assets, goodwill and other intangible assets; losses on facility leases and other charges; and accrued liabilities and other reserves. Actual results could differ from these estimates and such differences may be material to the financial statements.
     Cash and Cash Equivalents
     Cash and cash equivalents are recorded at market value. The Company considers all liquid investment securities with an original maturity date of three months or less to be cash equivalents. Any realized gains and losses on liquid investment securities are included in other income/(expense) in the consolidated statements of operations.
     Restricted Cash
     The Company has provided irrevocable letters of credit totaling $4,119,000 as collateral for the performance of its obligations under certain facility lease agreements. The letters of credit expire at various dates through 2007, and they are reflected in long-term restricted cash as of July 2, 2005. The Company also has approximately $3,260,000 of short-term restricted cash included in current assets, the substantial portion of which is reserved in escrow for payments of interest under its 7% convertible notes.
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
     Property and Equipment
     The Company records its property and equipment at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	Twenty years
Plant and machinery	Three to five years
Fixtures, fittings and equipment	Three to five years
Computer equipment	Three years
     No depreciation is recorded on land or assets in the course of construction
     Assets Held For Resale
     Assets are classified as held for resale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment of Long-

Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company has classified land which is being actively marketed for sale as held for resale. Negotiations with interested parties are ongoing, and the Company has evaluated the fair value of the land based on per acre sales data for recent property transactions in the region.
     Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets
     The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and on an annual basis. Recoverability of these assets is measured by comparison of its carrying amounts to future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized would equal the amount by which the carrying value of the asset exceeds its fair market value.
     The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired.
     SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 6 years, and 16 years as to a specific customer contract.
     In the third quarter of the year ended July 2, 2005, the continued decline in the Company’s share price, and therefore market capitalization, combined with continuing net losses and a history of not meeting revenue and profitability targets, suggested that the goodwill related to certain of its acquisitions may have been impaired. As a result of these triggering events, the Company performed a preliminary evaluation of the related goodwill balances. In the fourth quarter of 2005, in connection with its annual evaluation of goodwill, the Company finalized this evaluation, and also performed its annual evaluation of acquired intangible assets. In total, the Company recorded impairment charges of $114,226,000 for the year ended July 2, 2005, of which $113,592,000 related to goodwill and $634,000 related to intangibles. Of these charges, $83,326,000 related to the Research and Industrial segment, and $30,900,000 related to the Optics segment.
     Foreign Currency Translation
     The assets and liabilities of foreign operations are translated from their respective functional currencies into U.S. dollars at the rates in effect at the consolidated balance sheet date, and revenue and expense amounts are translated at the average rate during the applicable period reflected on the consolidated statements of operations. Foreign currency translation adjustments are recorded as other comprehensive income. Gains and losses from foreign currency transactions, realized and unrealized, and those transactions denominated in currencies other than the Company’s functional currency, are recorded in the consolidated statements of operations.
     Derivative Financial Instruments
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires the Company to recognize all derivatives, such as foreign currency contracts, on the consolidated balance sheet at fair value regardless of the purpose for holding the instrument. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through operating results or recognized in other comprehensive income/(loss) until the hedged item is recognized in operating results on the consolidated statements of operations.
     For derivative instruments that are designated and qualify as a cash flow hedge, the purpose of which is to hedge the exposure to variability in expected future cash flows that is attributable to a particular risk, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income/(loss) on the consolidated statements of operations and reclassified into operating results in the same period or periods during which the hedged transaction affects operating results. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current operating results on the consolidated statements of operations during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized as other income/(expense) during the period of change.

     The Company is exposed to fluctuations in foreign currency exchange rates, interest rates and the prices of its common stock. As the business has grown and become multinational in scope, the Company has become subject to fluctuations based upon changes in the exchange rates between the currencies in which the Company collects revenue and pays expenses. The Company enters into foreign currency transactions in an effort to minimize the effects of fluctuations in exchange rates. In the majority of these contracts the Company agrees under certain circumstances to sell dollars in exchange for U.K. pound sterling.
     The Company marks foreign currency contracts to market on a quarterly basis and the changes in fair value are recognized as other income/(expense). To date, the Company has not entered into any such contracts for longer than 12 months. At July 2, 2005, the Company has recorded an unrealized loss of $1.7 million to other expense, relating to the fair value of two foreign currency contracts that were not designated as hedges for accounting purposes that were outstanding as of the end of the year. As of July 2, 2005, the Company’s two outstanding foreign exchange contracts, which have not been designated as hedges for accounting purposes, amounted to an aggregate nominal value of approximately $50 million of put and call options expiring from July 2005 to March 2006.
     Advertising Expenses
     The cost of advertising is expensed as incurred. The Company’s advertising costs for fiscal year ended July 2, 2005, the six months ended July 3, 2004 and the fiscal years ended December 31, 2003 and 2002 were $473,000, $138,000, $0 and $197,000, respectively.
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
     The Company applies the same revenue recognition policy to both of its segments.
     Shipping and handling costs are included in costs of net revenues.
     Research and Development
     Company-sponsored research and development costs are expensed as incurred.
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
     Stock-Based Compensation
     The Company accounts for employee stock options using the intrinsic value method in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and has adopted the disclosure-only alternative SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under the intrinsic value method, the Company has only recorded stock-based employee compensation resulting from stock options granted at below fair market value. Stock-based compensation expense reflected in the as reported net loss includes expenses for compensation expense related to the amortization of certain acquisition related deferred compensation expense. No tax benefits were attributed to the stock-based employee compensation expense during the periods presented because valuation allowances were maintained on substantially all of the Company’s net deferred tax assets.
     The following table illustrates the pro forma effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, to stock-based employee compensation data:

	Year Ended	Six Months Ended	Year Ended December 31,
	July 2, 2005	July 3, 2004	2003	2002
	(in thousands except per share data)
Net loss—as reported	$(247,972)	$(67,371)	$(125,747)	$(164,938)
Add: Stock-based compensation cost, included in the determination of net income as reported	750	122	—	414
Deduct: Total stock-based employee compensation determined under the fair value method for all awards	(9,096)	(6,751)	(3,710)	(10,754)

Pro forma net loss	$(256,318)	$(74,000)	$(129,457)	$(175,278)

Loss per share:
Basic and diluted—as reported	$(7.43)	$(2.48)	$(6.03)	$(10.92)
Basic and diluted—pro forma	$(7.68)	$(2.72)	$(6.21)	$(11.61)
     The weighted average fair value of stock options granted at fair market value during the year ended July 2, 2005, the six months ended July 3, 2004 and the years ended December 31, 2003 and 2002 was $6.15, $11.38, $20.80, and $12.30, respectively. The weighted-average fair value for stock options granted was calculated using the Black-Scholes option-pricing model based on the following assumptions:

	Year Ended	Six Months Ended	Year Ended December 31
	July 2, 2005	July 3, 2004	2003	2002
Volatility	186%	194%	147%	191%
Weighted-average estimated life	4.0 years	4.1 years	3.8 years	5.4 years
Weighted-average risk-free interest rate	2.9%	2.9%	3.4%	4.3%
Dividend yield	—	—	—	—
     Comprehensive Income
     For the year ended July 2, 2005, the six months ended July 3, 2004 and years ended December 31, 2003 and 2002, the Company’s comprehensive income is comprised of its net loss, unrealized gains on the Company’s hedging instruments, foreign currency translation adjustments and unrealized losses on available for sale investments. The components of accumulated other comprehensive income were as follows:

			December 31,
	July 2, 2005	July 3, 2004	2003	2002
	(in thousands)
Unrealized gains on currency instruments	$—	$153	$274	$—
Currency translation adjustment	32,889	32,898	30,173	11,699
Unrealized loss on marketable securities	—	(16)	—	—

Accumulated other comprehensive income	$32,889	$33,035	$30,447	$11,699

     Scheme of Arrangement
     On August 16, 2004 at an extraordinary general meeting, the Company’s shareholders approved the scheme of arrangement pursuant to which, effective September 10, 2004, Bookham Technology plc became a wholly owned subsidiary of Bookham, Inc. Pursuant to the scheme of arrangement, Bookham Technology plc ordinary shares were exchanged for shares of common stock of Bookham, Inc. on a ten for one basis. All references in the consolidated financial statements and notes thereto with respect to the number of shares, per share amounts and market prices have been restated to reflect the scheme of arrangement.
     Reclassifications
     Certain reclassifications have been made to the balances as of and for the periods ended July 3, 2004, December 31, 2003 and December 31, 2002 to conform to the July 2, 2005 presentation, including the reclassification of gain on sale of property and equipment to operating expenses from other income (expense), net. Other reclassifications were immaterial and had no impact on the Company’s loss from operations or net loss.
     Recent Accounting Developments
     In December 2004, the FASB issued SFAS No. 123R which requires companies to recognize in their statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures will no longer be permissible. The new pronouncement will be effective for public entities no later than the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt the new pronouncement on July 3, 2005. The application of SFAS No. 123R will involve significant amounts of judgment in the determination of inputs into the Black-Scholes model which the company will use to determine the value of employee stock options. These inputs will be based upon assumptions as to historical volatility, risk free interest rates and expected life of the options. The Company has not yet completed its analysis of the impact of adopting SFAS No. 123R and is therefore currently unable to quantify the effect it will have on its financial statements because the effect will depend on, among other things, the timing and magnitude of future employee stock option exercises. However, the adoption of this new pronouncement will have a significant impact on the results of operations and net loss per share of the Company.
2.	Concentration of Revenues and Credit and Other Risks
     The Company places its cash and cash equivalents with and in the custody of financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer.
     For the year ended July 2, 2005, the six months ended July 3, 2004 and years ended December 31, 2003 and 2002, transactions with Nortel Networks accounted for approximately 45%, 46%, 59% and 31%, respectively, of the Company’s total revenues. For the year ended July 2, 2005, the six months ended July 3, 2004 and years ended December 31, 2003 and 2002, transactions with Marconi Communications accounted for approximately 3%, 9%, 13% and 38%, respectively, of the Company’s total revenues. These revenues were generated in the Company’s Optics segment. For the year ended July 2, 2005, the six months ended July 3, 2004 and years ended December 31, 2003 and 2002, no other customer accounted for more than 10% of the Company’s total revenues.
     At July 2, 2005 and July 3, 2004, Nortel Networks accounted for 26% and 39% of the Company’s gross accounts receivable balance, respectively. At July 2, 2005 and July 3, 2004, Marconi Communications accounted for 2% and 15% of the Company’s gross accounts receivable balance, respectively. At July 2, 2005, Cisco Systems accounted for 16% of the Company’s gross accounts receivable balance and less than ten percent as of July 3, 2004. The Company performs ongoing credit evaluations of its customers and does not typically require collateral or guarantees.
     Trade receivables are recorded at the invoiced value. Allowances for uncollectible trade receivables are based upon historical loss patterns, the number of days that billings are past due and an evaluation of the potential risk of loss associated with specific problem accounts.
3.	Inventories
     Inventories consist of the following:

	July 2, 2005	July 3, 2004
	(in thousands)
Raw materials	$11,236	$30,880
Work-in-progress	26,862	9,004
Finished goods	15,094	8,455

	$53,192	$48,339

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

4.	Property, Plant and Equipment

	July 2, 2005	July 3, 2004
	(in thousands)
Land	$7,371	$7,486
Buildings	22,691	29,508
Plant and machinery	61,453	52,969
Fixtures, fittings and equipment	1,596	2,502
Computer equipment	12,479	10,538

	105,590	103,003
Less accumulated depreciation	(41,434)	(30,634)

	$64,156	$72,369

     Depreciation expense was $20,572,000, $7,755,000, $9,222,000 and $11,759,000 for the year ended July 2, 2005, the six months ended July 3, 2004, and the years ended December 31, 2003 and 2002, respectively.
5.	Accrued Expenses and Other Liabilities
Accrued expenses and other current liabilities consist of the following:

	July 2, 2005	July 3, 2004
	(in thousands)
Accounts payable accruals	$6,335	$5,538
Compensation and benefits related accruals	6,408	10,831
Other accruals	7,007	9,645
Current portion of provisions for:
Restructuring	14,945	8,485
Warranty	3,782	3,852

	$38,477	$38,351

     Other long term liabilities consist of the following:

	July 2, 2005	July 3, 2004
	(in thousands)
Restructuring provisions	$9,888	$12,221
Environmental provisions	1,004	1,132
Warranty provisions	—	754

	$10,892	$14,107

     Movements in provisions for warranty are as follows:

Provision for
warranties
(in thousands)
At January 1, 2002	$—
Warranties issued	87
Arising on acquisition	1,545
Foreign exchange movements	120
Repairs and replacements	—

At December 31, 2002	1,752
Change in liability for pre-existing warranties, including expiration	—
Fair value adjustment	1,968
Warranties issued	846
Arising on acquisition	65
Foreign exchange movements	430
Repairs and replacements	—

At December 31, 2003	5,061

Provision for
warranties
(in thousands)
Change in liability for pre-existing warranties, including expiration	(1,096)
Arising on acquisition	569
Fair value adjustment	—
Foreign exchange movements	155
Repairs and replacements	(83)

At July 3, 2004	4,606
Short-term portion	3,852

Long-term portion	754

At July 3, 2004	4,606
Change in liability for pre-existing warranties, including expiration	(327)
Warranties issued	838
Foreign exchange movements	(35)
Repairs and replacements	(1,300)

At July 2, 2005	3,782

Short-term portion	3,782
Long-term portion	—

$3,782

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
     Environmental Provision
     The Company has provided for potential environmental liabilities at sites where the Company could be required to remove asbestos from its facilities following a change in U.K. legislation. The Company has an undiscounted provision relating to potential costs of future remediation works of $1,004,000 at July 2, 2005. The provision is expected to be utilized between 2005 and 2007. Following a review of potential soil contamination liabilities, environmental liabilities were reduced by $1,171,000 during the six months ended July 3, 2004 because of a reduction in the total estimated cost of remediation.
6.	Commitments and Contingencies
     Operating Leases
     The Company leases its facilities under non-cancelable operating lease agreements that expire at various dates from 2006 through 2011. Net rent expense for these leases aggregated $8,856,000, $1,998,000, $5,565,000 and $4,463,000 for the year ended July 2, 2005, the six months ended July 3, 2004 and fiscal years ended December 31, 2003 and 2002, respectively.
     The Company’s future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

For Fiscal Year Ending on or about June 30,
2006	$14,608
2007	11,975
2008	2,878
2009	1,228
2010	1,254
Thereafter	1,021

Total	$32,964

     Included in future minimum lease payments above is approximately $10,259,031 related to unoccupied facilities as a result of the Company’s restructuring activities. As of July 2, 2005, the aggregate future minimum sublease income to be received under non-cancelable subleases totaled approximately $265,000.
     Guarantees

     The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”) effective December 31, 2002. The Company has the following financial guarantees:
•	In connection with the sale by New Focus, Inc. of its passive component line to Finisar, Inc., New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This indemnification expires in May 2009 and has no maximum liability. In connection with the sale by New Focus of its tunable laser technology to Intel Corporation, New Focus has indemnified Intel against losses for certain intellectual property claims. This indemnification expires in May 2008 and has a maximum liability of $7.0 million. The Company does not expect to pay out any amounts in respect of these indemnifications, therefore no accrual has been made.
•	In connection with the sale by the Company of JCA Technology, Inc. to Endwave Corporation on July 21, 2004, the Company agreed to indemnify Endwave Corporation against losses arising from breach of any representation or warranty of the Company contained in the purchase agreement and for certain claims arising from non-compliance with environmental laws prior to the closing date. This indemnification obligation expired on July 21, 2005 with no claims.
•	The Company indemnifies its directors and certain employees as permitted by law. Indemnification covers at least negligence and gross negligence on the part of indemnified parties. The Company has not recorded a liability associated with these indemnification agreements as the Company historically has not incurred any costs associated with such indemnifications. Costs associated with such indemnifications may be mitigated by insurance coverage that the Company maintains.
•	The Company also has indemnification clauses in various contracts that it enters into in the normal course of business, such as those issued by its bankers in favor of several of its suppliers or indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing the Company’s products should such products infringe the intellectual property rights of a third party. The Company has not historically paid out any amounts related to these indemnifications and does not expect to in the future, therefore no accrual has been made for these indemnifications.
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
     The Amended Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Complaint seeks unspecified damages (or in the alternative rescission for those class members who no longer hold ordinary shares, in the case of Bookham Technology plc or common stock, in the case of New Focus), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the individual defendants were dismissed, without prejudice, from the action. In July 2002, all defendants filed Motions to Dismiss the Amended Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.
     Plaintiffs and most of the issuer defendants and their insurers have entered into a stipulation of settlement for the claims against the issuer defendants, including the Company. Under the stipulation of settlement, the plaintiff will dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness for April 24, 2006. The Company believes that both Bookham Technology, plc and New Focus have meritorious defenses to the claims made in the Amended Complaint and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
     On February 13, 2002, Howard Yue, the former sole shareholder of Globe Y. Technology, Inc., a company acquired by New Focus in February 2001, filed a lawsuit against New Focus and several of its officers and directors in Santa Clara County Superior Court. The lawsuit is captioned Howard Yue v. New Focus, Inc. et al, Case No. CV808031, and asserts claims stemming from New Focus’s acquisition of Globe Y. Technology, Inc. The plaintiff has amended his complaint several times following the Court’s dismissal of his earlier complaints. Currently, the plaintiff’s fifth amended complaint alleges the following causes of action against New Focus: violation of §25400 and §25500 of the California Corporations Code; violation of §§1709-1710 of the California Civil Code; violation of §25402 of the California Corporations Code; violation of §17200 and §17500 of the California Business & Professions Code; fraud and deceit by concealment; fraud and deceit by active concealment; fraud and deceit based upon non-disclosure of material facts; negligent misrepresentation; and breach of contract and the duty of good faith and fair dealing. The complaint seeks unspecified economic, punitive, and exemplary damages, prejudgment interest, costs, and equitable and general relief. In November 2004 New Focus filed answers to the plaintiff’s fifth amended complaint denying the plaintiff’s allegations and asserting various defenses.
     In addition, in October 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages in connection with Mr. Yue’s conduct during the acquisition of Globe Y. Technology, Inc., by New Focus. In February 2004, New Focus filed a corrected amended cross-complaint against Mr. Yue. In May 2004, Mr. Yue filed an answer to New Focus’s corrected amended cross-complaint denying New Focus’s allegations and asserting various defenses. In December 2004, plaintiff and defendants filed a motion for summary judgment and/or summary adjudication with respect to the corrected amended cross-complaint and certain causes of action in the fifth amended complaint. On April 26, 2005, the Court denied both plaintiff’s and defendant’s motions. The trial date had been set for November 14, 2005 and the Court has scheduled 15 days for the trial. The Company intends to conduct a vigorous defense of this lawsuit.
     The Company does not believe that the results of these pending legal matters will have a material impact on its financial position, results of operations or cash flows, although it will incur legal fees in their defense.
7.	Restructuring
     In May 2004, the Company announced a plan of restructuring, primarily related to the transfer of our assembly and test operations from Paignton, UK to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. In September 2004, we announced the inclusion in the plan of the transfer of our main corporate functions, including consolidated accounting, financial reporting, tax and treasury, from Abingdon, UK to our new U.S. headquarters in San Jose. In December 2004, we announced additional cost reduction measures designed to expand the savings under the plan to within a range of $16 million to $20 million per quarter which is expected to primarily affect the manufacturing, and also the research and development and selling, general and administrative lines in our income statement. In the third and fourth fiscal quarters of 2005 we recorded additional restructuring charges, primarily personnel and other costs needed to operate the Paignton assembly and test facility for approximately six months longer than originally intended, into the third quarter of fiscal 2006, in order to fulfill the level of product demand under the Second Addendum to the Supply Agreement with Nortel. In the fourth fiscal quarter of 2005, the Company also incurred charges related to revising certain assumptions on its accrual for lease commitments.
     As of July 2, 2005, the Company has spent $11 million related to this plan ($10 million related to personnel and $1 million related to lease commitments). In total the Company expects to spend between $24 million to $30 million related to this plan (approximately 90% related to personnel and 10% related to lease commitments). Of this, $500,000 was accrued and spent in the year ended July 2, 2005 in the Research and Industrial segment. There are no additional expenditures expected in that segment. Otherwise the plan relates to the Optics segment. The full cost savings of the plan are expected to be realized in nine to twelve months.
          Prior to May 2004, the Company engaged in other restructuring plans. In the year ended December 31, 2003, the Company recorded charges for a separate major restructuring program, the main element of which was the closure of a semiconductor fabrication facility in Ottawa, Canada and the transfer of related fabrication capabilities to Caswell, UK. In the six months ended July 3, 2004, the Company recorded restructuring credits related to the completion of the closure of its Ottawa, Canada facility at less cost than anticipated. The transfer was successfully completed in August 2003. In connection with this transfer, certain products and research projects were discontinued. The company achieved annualized cost savings in excess of $25 million related to this plan, primarily related to the manufacturing and research and development lines in our income statement. In the year ended December 31, 2003, we achieved additional annualized savings in excess of $20 million as a result of the final decommissioning of the ASOC product line; a decision made in connection with the year ended 2002, and for which charges were recorded in 2002. Substantially all cash expenditures related to the 2003 restructuring plan have been incurred prior to July 3, 2004. All charges in the year ended December 31, 2003 were to the Optics segment.
          Related to this restructuring plan, the Company also assumed $16,839,000 of restructuring charges primarily related to facilities commitments previously entered into by companies acquired by Bookham during that period, the substantial portion of which represents lease commitments in the Research and Industrial segment. The commitments as of July 2, 2005 related to these leases are included in the disclosures in Note 6 to these financial statements.
          In the year ended December 31, 2002, the Company made the decision to discontinue its ASOC product lines, which included shutting down three sites responsible for manufacturing ASOC products. Substantially all cash expenditures related to this restructuring have been incurred prior to July 3, 2004. All charges in the year ended December 31, 2002 were to the Optics segment.
          For all periods presented, separation payments were accrued and charged to restructuring in the period that both the benefit amounts were determined and the amounts had been communicated to the affected employees.
          The following table summarizes the activity related to the restructuring liability for the year ended July 2, 2005:

	Accrued				Accrued
	restructuring	Amounts			restructuring
	costs at	charged to			costs at
	July 3,	restructuring		Amounts paid	July 2,
	2004	accrual	Adjustments	or written off	2005
			(in thousands)
Lease cancellations and commitments	$19,579	$7,462	$(1,008)	$(7,500)	$18,533
Termination payments to employees and related costs	1,127	16,256	(535)	(10,548)	6,300
Write-off on disposal of assets and related costs	—	449	—	(449)	—

Total restructuring accrual and other	20,706	$24,167	$(1,543)	($18,497)	24,833

Less non-current accrued restructuring charges	(12,221)				(9,888)

Accrued restructuring charges included within other accrued liabilities	$8,485				$14,945

     The ending restructuring accrual as of July 2, 2005, and the amounts in restructuring costs for the year ended July 2, 2005, include $1,738,000 related to a revision of accruals for building leases commitments assumed on acquisition, resulting in a purchase price adjustment directly to goodwill. Excluding this amount, the net restructuring charge to the statement of operations for the year ended July 2, 2005 was $20,888,000 (charges of $24,167,000 less the purchase price adjustment of $1,738,000 less the adjustments of $1,543,000). The adjustments principally relate to the closure of the Millon, U.K. site at costs less than initially anticipated. Amounts paid or written off in the year ended July 2, 2005 includes $5,330,000 paid on lease accruals assumed on acquisition and $449,000 of assets written off, with the remainder of $12,718,000 being the cash paid under the Company’s restructuring plan.

     The following table summarizes the activity related to the restructuring liability for the six month period ended July 3, 2004:

	Accrued					Accrued
	restructuring		Amounts			restructuring
	costs at	Amounts	charged to			costs at
	January 1,	assumed on	restructuring			July 3,
	2004	acquisition	accrual	Adjustments	Amounts paid	2004
	(in thousands)
Lease cancellations and commitments	$5,030	$16,815	$—	$(1,953)	$(313)	$19,579
Termination payments to employees and related costs	3,222	24	1,411	(122)	(3,408)	1,127

Total restructuring accrual and other	8,252	$16,839	$1,411	$(2,075)	$(3,721)	20,706

Less non-current accrued restructuring charges	—					(12,221)

Accrued restructuring charges included within other accrued liabilities	$8,252					$8,485

     The amount charged to restructuring in the statement of operations for the six month period ended July 3, 2004 is a credit of $(664,000), which represent charges of $1,411,000 less adjustments of $2,075,000.
     The following table summaries the activity related to the restructuring liability for the year ended December 31, 2003:

	Accrued	Amounts		Accrued
	restructuring	charged to	Amounts	restructuring
	costs at	restructuring	paid or	costs at
	January 1, 2003	accrual	written off	December 31, 2003
		(in thousands)
Lease cancellations and commitments	$2,898	$6,703	$(4,571)	$5,030
Termination payments to employees and related costs	1,127	20,888	(18,793)	3,222
Write-off on disposal of assets and related costs	4,830	3,801	(8,631)	—

Total restructuring accrual and other	8,855	$31,392	$(31,995)	8,252

Less non-current accrued restructuring charges	(8,855)			—

Accrued restructuring charges included within other accrued liabilities	$—			$8,252

     The following table summarizes the activity related to the restructuring liability for the year ended December 31, 2002:

	Accrued	Amounts		Accrued
	restructuring	charged to	Amounts	restructuring
	costs at	restructuring	paid or	costs at
	January 1, 2002	accrual	written off	December 31, 2002
		(in thousands)
Lease cancellations and commitments	$—	$7,690	$(4,792)	$2,898
Termination payments to employees and related costs	—	3,750	(2,623)	1,127
Write-off on disposal of assets and related costs	—	43,650	(38,820)	4,830

Accrued restructuring charges included within other accrued liabilities	—	$55,090	$(46,235)	8,855

Less non-current accrued restructuring charges				(8,855)

Accrued restructuring charges included within other accrued liabilities				$—

          Lease cancellations and commitments
          The Company charged $7,462,000 of additional restructuring accrual for the year ended July 2, 2005 related to revised assumptions regarding subleasing facilities, $1,738,000 of this amount related to a pre-acquisition facility with the revised assumptions being assigned as a purchase price adjustment to the goodwill related to the acquisition of New Focus. For the six months ended July 3, 2004, due to the closure of certain sites at costs less than initially anticipated, the Company reversed approximately $1,953,000 of amounts previously accrued for the Ottawa site. The Company incurred closure costs of $6,703,000 and $7,690,000 for the years ended December 31, 2003 and 2002, respectively, for facilities consolidated or closed in Canada, the United States and the United Kingdom. These closure costs reflect the remaining contractual obligations under facility leases. On acquiring New Focus in June 2004, the Company assumed $16,815,000 of lease commitments related to facilities it was not going to use.
          Termination payments to employees and related costs
          The Company incurred restructuring charges of approximately $15,721,000, $1,289,000, $20,888,000 and $3,750,000 for the year ended July 2, 2005, the six months ended July 3, 2004 and the years ended December 31, 2003 and 2002, respectively, as separation pay. The separation payments were accrued and charged to restructuring costs in the period that both the benefit amounts were determined and such amounts were communicated to the affected employees. The employee reductions occurred in all areas of the Company. All of the employees to be terminated had been notified prior to the recording of the related charges. The majority of the personnel related to the restructuring accrual balances as of July 2, 2005 are associated with retention provisions related to fulfilling last time buys under the second amendment to the Nortel Supply Agreement prior to ultimate termination of the employees, which is expected to extend to the end of the third quarter of fiscal 2006.
          Write-off on disposal of assets and related costs
          The Company incurred restructuring charges of approximately $449,000, $0, $3,801,000 and $43,650,000 for the year ended July 2, 2005, the six months ended July 3, 2004 and the years ended December 31, 2003 and 2002, respectively, related to the carrying values of equipment abandoned at the Milton U.K. facility in connection with the restructuring. Included in the assets disposed of and charged to restructuring costs are office equipment and manufacturing equipment.
8. Employee Benefit Plan
          In the United States, the Company sponsors a 401(k) Plan that allows voluntary contributions by eligible employees, who may elect to contribute up to the maximum allowed under the U.S. Internal Revenue Service regulations. The Company generally makes 25% matching contributions (up to a maximum of $2,000 per eligible employee per year) recognized costs of $642,000, $140,000, $101,000 and $18,000 for these matching provisions in the year ended July 2, 2005, the six months ended July 3, 2004 and the years ended December 31, 2003 and 2002, respectively.
          The Company pays contributions into the Company’s defined contribution pension scheme for directors and employees. The Company also has a defined contribution plan for the benefit of one director. The Company’s contributions to the plans are charged to the profit and loss account in the year they which they relate. The Company does not accept any responsibility for the benefit gained from these schemes. Accordingly, the Company has no other liability in respect of these pension arrangements. There were $475,000, $859,000, $696,000 and $989,000 in respect of payments due to pension plans as of July 2, 2005, July 3, 2004, December 31, 2003 and 2002, respectively.
          In August 2004, the Company closed the Bookham (Switzerland) AG pension scheme and recorded a one-time gain of $1.1 million from the release of a related acquisition provision. The Company has no further obligations under this arrangement.
The plan assets as of July 3, 2004 consisted of (in thousands):

Covering capital	$3,862
Accumulated profit shares	273
Accumulated leaving profits	160
Free reserves	795
Other assets	2

Total plan assets	$5,092

The actuarial basis for the obligations were based on the following assumptions:

Actuarial Method	The calculated cost shown in the report are computed using the projected unit credit cost method

Discount rate	An annual discount rate of 3.75% has been applied.

Expected return on plan assets	Expected net return of 4.5% across all investments.
Salary increase	2% per annum.
Pension increase	Currently estimated at 0%
Morality and disability	As per Swiss Federal Pension Fund tables.
          In accordance with SFAS No. 87, Employers’ Accounting for Pensions, the following disclosure is required with respect to the Bookham (Switzerland)AG pension plan.
Balance Sheet

July 3, 2004
(in thousands)
Market value of plan assets	$5,092
Projected benefit obligation	(5,821)

Fund status	(729)
Unrecognized actuarial loss	(385)

Net liability	$(1,114)

Accumulated benefit obligation	$(5,223)

9. Income Taxes
     The components of the provision for income taxes are as follows:

			Year Ended
			December 31,
	Year Ended	Six Months Ended
	July 2, 2005	July 3, 2004	2003	2002
	(in thousands)
Current:
Federal	$—	$—	$—	$—
State	4	—	—	—
Foreign	11	(209)	(3,439)	—

	15	(209)	(3,439)	—
Deferred:
Federal	—	—	—	—
State	—	—	—	—
Foreign	—	—	—	—

	$15	$(209)	$(3,439)	$—

     Reconciliations of the income tax provision at the statutory rate to the Company’s provision for income tax are as follows:

	Year Ended	Six Months Ended	Year Ended December 31,
	July 2, 2005	July 3, 2004	2003	2002
	(in thousands)
Tax benefit at federal statutory rate	$(86,784)	$(22,977)	$(43,923)	$(56,079)
Domestic loss for which no tax benefit is currently recognizable	14,414	2,891	—	—
Foreign research & development credits	(500)	(209)	(3,720)	—
Federal and state research and development credits	(418)
Foreign losses with no current benefit	73,303	20,086	43,923	56,079
Foreign capital taxes	—	—	281	—

Provision for (benefit from) income taxes	$15	$(209)	$(3,439)	$—

          Deferred taxation
          Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	July 2,	July 3,	December 31,
	2005	2004	2003	2002
		(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$252,018	$200,442	$128,703	$83,796
Depreciation and other	55,564	55,703	46,120	38,149
Inventory valuation	2,968	3,643	—	—
Accruals and reserves	5,233	8,693	—	—
Capitalized research and development	4,470	4,889	—	—
Tax credit carryforwards	10,180	9,491	—	—

Total deferred tax assets	330,433	282,861	174,823	121,945
Deferred tax liabilities	—	—	—	—
Valuation allowance	(330,433)	(282,861)	(174,823)	(121,945)

Net deferred tax assets	$—	$—	$—	$—

          The valuation allowance increased by $47,572,000, $108,038,000, $52,878,000 and $56,959,000 for the year ended July 2, 2005, the six month period ended July 3, 2004 and the years ended December 31, 2003 and 2002 respectively.
          Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its net deferred tax assets.
          As of July 2, 2005, the Company had foreign net operating loss carryforwards of approximately $582,000,000, $16,000,000, and $45,000,000 in the U.K., Switzerland, and China, respectively. The U.K. net operating loss does not expire, the Switzerland net operating loss will expire completely in 2012 if unused and the China net operating loss will expire completely in 2010 if unused. The Company also has U.S. federal and state net operating losses of approximately $198,000,000 and $120,000,000, respectively, which will expire completely in 2025 if unused.
          As of July 2, 2005, the Company has U.S. federal, state and foreign tax credit carryforwards of approximately $2,500,000, $11,400,000, and $300,000, respectively. The federal credit will expire completely in 2025 if unused. The state research and development credits can be carried forward indefinitely. The foreign credits will expire completely in 2015 if unused.
          Utilization of the net operating loss carryforwards are subject to substantial annual limitations due to the ownership limitations provided by the Internal Revenue Code of 1986, as amended, similar state provisions and various foreign legislatures.
10. Stockholders’ Equity
          The staff of the Nasdaq National Market has advised the Company that, in its judgment, the approval of Company’s 2004 Stock Incentive Plan (the “Plan”) was not sufficient to satisfy the stockholder approval requirements of with Nasdaq Marketplace Rule 4350(I)(1)(a) and must be submitted to the Company’s stockholders for approval. The Plan was adopted in good faith in connection with the Company’s reincorporation in the United States. The Company has agreed with the staff of the Nasdaq National Market, in order to avoid a determination of deficiency to submit the Plan to its stockholders at the annual meeting of stockholders scheduled to be held on October 26, 2005. The staff confirmed in its notice that the Company has provided a definitive plan evidencing its ability to achieve compliance with the Nasdaq Marketplace Rules and has given the Company until October 31, 2005 to regain compliance with the rules. Until the Plan is approved by stockholders, the Company has agreed, in accordance with the applicable provisions of the Plan, that shares will not be granted upon the exercise of any options and that restrictions will not lapse on any shares of restricted stock issued under the Plan. In addition, the Company does not intend to grant further restricted stock awards unless and until the Plan is approved at the annual meeting and any further grants of options will be subject to stockholder approval. If the stockholders do not approve the Plan, the Company will be required to undertake to rescind any outstanding options, and seek to substitute alternative forms of equity incentive and other compensation.
At July 2, 2005, the Company had the following employee stock option plans:
2004 Stock Incentive Plan
     Under the 2004 Stock Incentive Plan, eligible employees, officers, directors, consultants and advisors may be granted stock options, restricted stock and other equity incentives. On September 22, 2004, options to purchase 1,730,950 shares of common stock of the Company were granted to employees at an exercise price of $6.73 per share. One half of the options vest on a time based schedule (twenty-five percent vests one year from the grant date, with the remaining seventy-five percent vesting monthly over the next three years) and the remaining half vest on a performance based schedule. The performance based schedule options vest as follows: (i) fifty percent of the performance based shares vest when the Company achieves cash flow break-even (which is defined as the point when the Company generates earnings before interest, taxes, depreciation and amortization (excluding one-time items) that are greater than zero in any fiscal quarter) and (ii) the remaining fifty percent of these performance based shares vest upon the Company achieving profitability (which is defined as the point at which the Company generates a profit before interest and taxes (excluding one-time items) that is greater than zero in any fiscal quarter). Any unvested performance based options shall vest in full on September 22, 2009. Since the initial grants on September 22, 2004, an additional 115,028 options have been granted, 372,068 options have been cancelled and no options have vested or been exercised.
2001 Approved Sharesave Scheme
     Under the 2001 Approved Sharesave Scheme, eligible employees and full-time directors could be granted options to purchase common stock. Options issued under the plan were dependent on the savings made by the participant and the option price. No options were exercised under this scheme during the year ended July 2, 2005. The 2001 Approved Sharesave Scheme expired on December 31, 2004.
1998 Employee Share Option Scheme
     Pursuant to the 1998 Employee Share Option Scheme, eligible employees, officers and consultants could be granted options to purchase shares of Company common stock. During the year ending July 2, 2005, 156,200 options were granted under the 1998 Employee Share Option Scheme and options to purchase 1,601,039 shares of common stock were outstanding. The Company does not intend to grant additional options under the scheme.
1995 Employee Share Option Scheme
     Pursuant to the 1995 Employee Stock Option Scheme, eligible employees, officers and consultants could be granted options to purchase shares of Company common stock. At July 2, 2005, there were outstanding options to purchase 58,673 shares of common stock. The Company does not intend to grant additional options under the scheme.
New Focus Stock Option Plans
     In March 2004, the Company granted New Focus employees options to purchase 605,797 shares of its common stock upon the assumption of outstanding options granted under the 1999 and 2000 New Focus Stock Plans. In connection with the issuance of these options, the Company determined an intrinsic value related to future services of $1,463,000 and recorded this amount as deferred stock compensation to be expensed over the vesting periods, $122,000 of which was recorded as stock compensation expense in the six months ended July 3, 2004, $443,000 of which was recorded as stock compensation expense in the year ended July 2, 2005, and $340,000 of which remains as deferred stock compensation as of July 2, 2005. The difference between the opening value, the cumulative stock compensation expense, and the ending deferred stock compensation balance relates to employees who have left the Company prior to the vesting of their options. During the year ended July 2, 2005, 811 of these options were exercised. At July 2, 2005, there were outstanding options to purchase 113,630 shares of Company common stock under the 1999 and 2000 New Focus Stock Plans. The Company does not intend to grant additional options under these plans.

Restricted Stock
          On February 9, 2005, the Company granted 249,859 shares of restricted commons stock to the Chief Executive Officer and the Chief Financial Officer (“the Participants”) under the Company’s 2004 Stock Incentive Plan. In connection with the grant, the Participants surrendered substantially all of their outstanding stock options as of that date. Pursuant to the terms of the award, the shares shall vest in their entirety and become free from transfer restrictions on the one year anniversary of the grant date provided that (A) the Participant has been continuously employed by the Company during the period, (B) on or before the anniversary, the Company has filed on a timely basis any report required pursuant to Item 308 of Regulation S-K of the Securities Act of 1933, as amended and (C) on the anniversary date, the Company does not have any material weakness that has not been remedied to the satisfaction of the Audit Committee of the Company’s board of directors. In the event the Participant’s employment with the Company is terminated for any reason other than his death, his disability or a change of control, all of the shares will be forfeited and the Participant shall have no further rights with respect to the shares. The Company recorded deferred compensation of approximately $782,000 representing the fair market value of the restricted shares on the date of the grant. The deferred compensation will be amortized over the term of the agreement as a charge to compensation expense, however, because there are performance metrics which prevent the shares from being vested over the term of the agreement, the grants will be revalued at each reporting period and deferred compensation will be adjusted accordingly. In connection with these shares, the Company recorded an expense of $307,000 for fiscal 2005.
     A summary of the activity of stock option movements for all issuances is given below:

	Options	Weighted average
	Outstanding	exercise price
Outstanding at January 1, 2002	1,407,033	$60.24
Granted	1,071,541	15.65
Exercised	(32,222)	7.10
Cancelled	(258,434)	65.34

Outstanding at December 31, 2002	2,187,918	33.85
Granted	993,363	21.11
Exercised	(63,429)	19.84
Cancelled	(576,930)	51.14

Outstanding at December 31, 2003	2,540,922	26.57

	Options	Weighted average
	Outstanding	exercise price
Granted	640,195	11.56
Assumed on acquisition of New Focus	605,797	2.90
Exercised	(299,943)	9.41
Cancelled	(280,359)	27.05

Outstanding at July 3, 2004	3,206,612	15.21
Granted	2,002,178	6.70
Exercised	(811)	4.74
Cancelled	(1,960,727)	13.90

Outstanding at July 2, 2005	3,247,252	$16.40

          The following summarizes option information relating to outstanding options under the Company’s stock option plans as of July 2, 2005:

			Options Outstanding		Options Exercisable
			Weighted Average
	Range of Exercise		Remaining	Weighted Average	Number	Weighted Average
	Prices	Number Outstanding	Contractual Life	Exercise Price	Exercisable	Exercisable Price
U.S. Plans:
	$2.06-5.16	142,143	8.52	$4.22	39,119	$4.69
	5.17-6.73	1,374,250	9.25	6.73	—	—
	6.74-14.98	490,147	7.54	12.55	272,136	13.18
	14.98-510.28	290,805	6.28	24.75	210,361	24.69

	2.06-510.28	2,297,345	8.46	10.10	521,616	21.37

U.K. Plans:
	9.19-10.03	37,658	9.04	9.36	4,183	10.01
	10.04-10.87	254,893	8.92	10.86	73,934	10.86
	10.88-14.49	306,737	7.36	14.39	182,081	14.39
	14.50-22.38	143,898	6.73	20.91	109,630	21.06
	22.39-669.56	206,721	7.40	54.63	129,077	72.36

	$9.19-669.56	949,907	7.76	$22.99	498,905	30.30

	Total	3,247,252			1,020,521	$25.37

Warrants and Stock Options Issued to Non-Employees
          In 2002, the Company issued a warrant to purchase 900,000 shares of common stock to Nortel Networks as part of the purchase price for the acquisition of the optical components business of Nortel Networks. The Company valued the warrants at $6,685,000 based on the fair market value of the Company’s common stock as of the announcement date of the acquisition. The warrant was exercised in full on September 7, 2004 at the exercise price of approximately $0.06 per share.

          During 2003, the Company assumed warrants to purchase 4,881 shares of common stock as part of the terms of acquisition of Ignis Optics. The warrants, which have an exercise price of $40.00 per share, were exercisable immediately and expire beginning in April 2008. As of July 2, 2005, all of these warrants remained outstanding.
          In December 2004, in connection with the 7% convertible note private placement (Note 16), the Company issued warrants to purchase 2,001,963 shares of its common stock. These warrants are exercisable, they have an exercise price of $6.00 per share and expire on December 20, 2009.
          In connection with the acquisition of Measurement Microsystems A-Z , Inc. (“MM”) in 2001, the Company issued exchangeable shares to the MM stockholders. The exchangeable shares were issued by Bookham Exchange, Inc., a wholly-owned subsidiary of Bookham Technology plc. The exchangeable shares were non-voting, preferred shares which were convertible at any time into shares of Bookham Technology plc, the then parent company of Bookham Exchange, Inc. During the year ended July 2, 2005, the six months ended July 3, 2004 and the years ended December 31, 2003 and 2002, MM stockholders exchanged 3,403, 1,081, 873 and 57,724 shares, respectively. As of July 2, 2005, the arrangement has been completed and no more shares will be issued or exchanged.
Notes Receivable from Stockholders
          In connection with the acquisition of New Focus, the Company acquired secured full recourse loans aggregating approximately $1,233,000 which had been made to certain employees in connection with their purchase of New Focus common stock. Each of these loans was made pursuant to a full recourse promissory note secured by a stock pledge. As at July 3, 2004, the loans had been repaid in full.
Common Stock
          Common stock reserved for future issuance is as follows:

July 2, 2005
Stock option plan:
Outstanding options	3,247,252
Warrants and convertible debentures	6,643,208
Reserved for future grants	2,276,231

Total	12,166,691

11. Earnings per share
     If the Company had reported net income, as opposed to a net loss, the calculation of diluted earnings per share would have included an additional 10,140,319, 4,145,000, 2,275,000 and 1,940,000 common equivalent shares related to outstanding share options and warrants (determined using the treasury stock method) for the year ended July 2, 2005, the six months ended July 3, 2004 and for the years ended December 31, 2003 and 2002, respectively.
12. Segments of an Enterprise and Related Information
     The Company is currently organized and operates as two operating segments: Optics and Research and Industrial. The Optics segment designs, develops, manufactures, markets and sells optical solutions for telecommunications and industrial applications. The Research and Industrial segment designs, manufactures, markets and sells photonic and microwave solutions. The Company evaluates the performance of its segments and allocates resources based on consolidated revenues and overall profitability.
     Segment and geographic information for the year ended July 2, 2005, the six months ended July 3, 2004 and June 29, 2003 and the years ended December 31, 2003 and 2002 is presented below. Revenues are attributed to countries based on the location of customers.
     Information on reportable segments is as follows:

		Six months
	Year Ended	Ended
	July 2,	July 3,	Year Ended December 31,
	2005	2004	2003	2002
		(in thousands)
Net revenues:
Optics	$176,598	$69,315	$146,197	$51,905
Research and industrial	23,658	10,448	—	—

Consolidated total revenues	$200,256	$79,763	$146,197	$51,905

Net loss:
Optics	$(159,154)	$(59,321)	$(125,747)	$(164,938)
Research and industrial	(88,818)	(8,050)	—	—

Consolidated net loss	$(247,972)	$(67,371)	$(125,747)	$(164,938)

Depreciation and amortization of tangible assets:
Optics	$20,532	$11,941	$17,709	$17,135
Research and industrial	221	1,491	—	—

Consolidated depreciation and amortization	$20,753	$13,432	$17,709	$17,135

Total expenditures for additions to tangible long life assets:
Optics	$15,913	$6,592	$19,186	$15,158
Research and industrial	95	56	—	—

Consolidated total expenditures for additions to long life assets	$16,008	$6,648	$19,186	$15,158

          Information regarding the Company’s operations by geographic area is as follows:

	Year Ended	Six Months	Year Ended
	July 2,	Ended July 3,	December 31,
	2005	2004	2003	2002
Revenues:
United States	$54,660	$20,446	$13,502	$4,683
United Kingdom	15,727	4,023	25,454	31,910
Canada	85,168	35,529	78,207	11,235
Europe other than United Kingdom	19,274	8,797	13,230	3,560
Asia	24,439	10,875	14,986	479
Rest of the World	988	93	818	38

Consolidated total revenues	$200,256	$79,763	$146,197	$51,905

	July 2,	July 3,
	2005	2004
	(in thousands)
Net assets:
United States	$47,066	$171,227
United Kingdom	150,813	266,131
Canada	3,407	3,624
Europe other than United Kingdom	11,660	11,400
Asia	24,940	15,643

Total net assets	$237,886	$468,025

	July 2,	July 3,
	2005	2004
	(in thousands)
Long-lived tangible assets:
United States	$2,229	$3,944
United Kingdom	40,813	46,656
Canada	897	1,355

	July 2,	July 3,
	2005	2004
	(in thousands)
Europe other than United Kingdom	5,312	7,389
Asia	14,905	13,025

Total long-lived tangible assets	$64,156	$72,369

For the year ended July 3, 2004, JCA Technology, Inc.’s results consolidated in the research and industrial segment amounted to $2,400,000 of revenue and a loss of $500,000 and, at July 3, 2004, net assets of $1,600,000. The Company sold JCA Technology to Endwave Corporation in July 2004 and its results from July 3, 2004 to the date of sale were immaterial.
13. Business Combinations
          During the year ended July 2, 2005, the six months ended July 3, 2004 and the years ended December 31, 2003 and 2002, the Company completed a total of six strategic acquisitions. Each of the acquisitions was accounted for under the purchase method of accounting. The allocation of the purchase price to the assets acquired and liabilities assumed, as determined by the Company, was conducted at the date of acquisition, with the assistance of third-party valuation experts, except for the acquisitions of the business of C.P. Santa Rosa Enterprises Corp., or Cierra Photonics, and Onetta, Inc. The methodologies used to value intangible assets acquired were consistently applied to each of the acquisitions.
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
          The value of the acquired patent portfolio was determined based on the income approach, as it most accurately reflected the fair value associated with unique assets such as a patent. Specifically, the relief from royalty method was utilized to arrive at an estimate of fair value. This methodology estimates the amount of hypothetical royalty income that could be generated if the patents were licensed by an independent, third-party owner to the business currently using the patents in an arm’s-length transaction. Conversely, this is the royalty savings enjoyed by the owners of the patent portfolio in that the owner is not required to pay a royalty for the use of the patents.
          The value of supply contracts was determined based on discounted cash flows. The discounted cash flow method was considered to be the most appropriate methodology, as it reflects the present value of the operating cash flows generated by the contracts over their returns.
Onetta, Inc.
          Onetta, Inc., or Onetta, designs and manufacturers optical amplifier modules and subsystems for communications networks. Their intelligent Erbium Doped Fiber Amplifiers (EDFA) incorporate advanced optics, control electronics and firmware to provide industry leading performance for current and next-generation optical communication networks On June 10, 2004, under the terms of the purchase agreement, the Company acquired the entire issued share capital of Onetta. The consideration for the acquisition was 2,764,030 shares of common stock valued at $24,708,000. As part of the agreement, the Onetta stockholders agreed to settle liabilities of Onetta in the amount of $6,083,000. In connection with the acquisition, there was no value allocated to IPR&D projects.
New Focus, Inc.
          New Focus, Inc., or New Focus, provides photonics and microwave solutions to non-telecom diversified markets, including the semiconductor, defense, research, industrial, biotech/medical and telecom test and measurement industries. On March 8, 2004, under the terms of the merger agreement, the Company acquired New Focus by a merger of a wholly-owned subsidiary with and into New Focus, with New Focus surviving as the Company’s wholly-owned subsidiary. Pursuant to the merger agreement, immediately prior to the merger, each New Focus stockholder received a cash distribution from New Focus in the amount of $2.19 per share of New Focus common stock held on that date. The consideration paid by the Company for New Focus consisted of 7,866,600 shares of common stock, valued at $197,710,000, and the assumption of options with a value of $6,286,000. Each of the assumed options became an option to purchase a unit consisting of 1.2015 shares of common stock. New Focus made a cash distribution of $2.19 for each share of New Focus common stock immediately prior to the merger. The exercise price of the assumed options was adjusted to reflect the cash distribution.
          In connection with the acquisition of New Focus, $5.9 million of the $211.0 million total consideration was allocated to IPR&D projects. The NPI projects at the acquisition date were expected to result in the development of products to support the New Focus OEM and Catalog business. Catalog-related programs were focused on increasing the wavelength spectrum over which modulator products can operate and the development of detectors to operate at higher frequency with lower noise over a broader wavelength. Their first incorporation in shipments was in December 2004. Of the OEM related products: Two have been completed, namely the development of a super luminous diode light source for use in subsystems and a laser development for use high precision/high stability labs, and the final program for development of a small form factor laser for use in fiber sensing applications continues but has been slowed down due to lower than expected market opportunities emerging. There were no TR programs at the time of acquisition.
Ignis Optics, Inc.
          Ignis Optics, Inc., or Ignis, designs and manufactures small form-factor, pluggable, single-mode optical transceivers for current and next generation optical datacom and telecom networks. On October 6, 2003, the Company acquired the entire share capital of Ignis in exchange for 802,081 shares of common stock and the assumption of warrants to purchase 4,880 shares of common stock, valued at $17,748,000. In addition, and subject to certain performance criteria, 78,084 additional shares of common stock could be issued in early 2005. No such shares were issued in the year ended July 2, 2005, and no such shares will be issued beyond July 2, 2005. In connection with the acquisition of Ignis, $1.9 million of the $18.0 million total consideration was allocated to IPR&D projects. The NPI projects under development at the acquisition date were expected to result in small form factor pluggable optical transceivers or component elements to these products and address quality and reliability requirements. Commercial shipments of the products began shipping during the second half of fiscal 2005. There were no TR projects at the time of acquisition.
Cierra Photonics, Inc.
          Cierra Photonics, Inc., or Cierra, designs and manufactures thin-film filters and other components for the fiber optic telecommunications industry. Cierra Photonics Advanced Energetic Deposition (AED) technology is a specialized process for wafer-scale deposition of extremely well-controlled films that results in thin-film components that have lower costs, high yields and industry-leading optical performance. On July 4, 2003, the Company acquired substantially all of the assets and certain liabilities of Cierra. The consideration for the acquisition consisted of 307,148 shares of common stock valued at $3,669,000. In addition, and subject to the satisfactory achievement of specific sales milestones over the next two years, 420,000 additional shares of common stock could be issued to Cierra in 2004 and 2005. In the year ended July 2, 2005, 38,810 shares of such common stock were issued. In connection with the acquisition, there was no value allocated to IPR&D projects.
Nortel Networks Optical Components
          Nortel Networks Optical Components, or NNOC, comprises the Optical Amplifier Business and the Transmitter and Receiver Business of Nortel Networks. The optical amplifier business, based in Paignton, United Kingdom and Zurich, Switzerland is a vertically integrated business, with 980nm and 14xx chip foundries, module assembly as well as broad raman pump units and long-haul EDFA offerings, for the long haul and metro network markets. The transmitter and receiver business is located in Ottawa, Canada and Paignton, United Kingdom and produces active components for metro, long-haul and ultra long-haul applications.
          On November 8, 2002, the Company acquired NNOC for a total consideration of 6,100,000 shares of common stock, warrants to purchase 900,000 shares of common stock, notes with an aggregate principal value of $50 million and the payment of a cash consideration of $9,212,000, which equals an aggregate of approximately $111,201,000 (excluding deal costs). The common stock transferred to Nortel Networks had a value of $45,304,000, as determined on the announcement date of the acquisition. The warrants were exercised in full on September 7, 2004. The notes are in two series, the first is a $30 million principal amount secured loan note and the second, a $20 million principal amount unsecured loan notes. Nortel Networks beneficially held 11.9% of the Company’s common stock as of July 2, 2005. On December 2, 2004, the notes were amended and restated, and on February 7, 2005 and May 2, 2005 (effective April 1, 2005) additional note amendments and waiver agreements were entered into (see Note 16).

          In connection with the acquisition, the Company also entered into a supply agreement with Nortel that has since been amended (see Note 15).
          The Company valued the warrants issued to NNOC at $6,685,000 determined as the value of the Company’s common stock issued at closing based on the fair market value on the announcement date of the acquisition. The warrants were exercised in full on September 7, 2004 at an exercise price of approximately $0.06 per share.
          Tangible assets acquired principally included property, plant and equipment and inventories. Liabilities assumed included provisions for environmental liabilities and certain employee related accruals.
          Of the total consideration, the allocation to acquired IPR&D projects was $5,657,000. The projects remaining under development at the acquisition date were expected to result in a portfolio addressing tunability, bandwidth, integration, amplification, and managed optical networks. These projects were split into two distinct categories: NPI and Technology Research. The TR projects, which met the criteria for recognition as IPR&D, were assessed as requiring between 1 and 1 1/2 years before attaining NPI status.
All estimated costs to complete were to be funded from current cash reserves in Bookham. The current status of each category is given below.
          NPI
•	Amplifiers: The MiNi and Barolo platform products were successfully released in 2003 and continue to be shipped to customers.

•	Pumps: The next generation of pumps incorporating the G07 higher power chip were successfully launched in 2003.

•	Transmitters/Receivers: The majority of the Transmitters and Receivers in the NPI stage at acquisition have now been released to the market and are being shipped to customers. These include the 10 Gb/s 8x50 GaAs laser, the 100mW UHP laser, the Compact MZ laser, MSA receiver, a 10 Gb/s uncooled DFB directly modulated laser and hot pluggable transponder modules. A couple of programs, mainly comprising or modules including tunable lasers have been rephased due to slower market demand for the new technology.
          Technology Research
•	Amplifiers: Activity on these projects has slowed significantly due to weakening market demand and pricing pressure. Since the date of acquisition, substantially all of the technology work-in-progress has been completed or absorbed into products.

•	Pumps/Transmitter/Receivers: Since the date of acquisition, substantially all of the technology work-in-progress has been completed or absorbed into products.
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
•	Fast tuning, wide coverage, tunable lasers: Development of these products was suspended post-acquisition in favor of alternative technologies. Technology work has continued to eliminate many of the fundamental limitations of the chip. A development program for a laser and module has been launched with product availability expected in the second half of calendar 2005.

•	10 Gb/s Transmitters: This program was rephased as a result of wafer fab and assembly and test facility transfers. An integrated narrow band tunable transmitter has been completed and shipping to the customer commenced in 2003. The wide band transmitter was discontinued in 2003.

•	40 Gb/s Transmitters and Receivers: Following the acquisition, the program was suspended as the market conditions for acceptance of this product have changed, and there was overlap with products being developed/marketed by the acquired Nortel Networks businesses. While we continue to believe that this market will develop in the future, there are no plans at this stage to continue with this program.
A summary of the purchase price allocations pertaining to the above acquisitions and the amortization periods of the intangible assets acquired is as follows:

	Onetta	New Focus	Ignis	Cierra	NNOC	MOC
	(in thousands)
Purchase price:
Ordinary stock issued	$24,708	$197,710	$17,748	$3,669	$45,304	$28,011
Stock options assumed	—	6,286	—	—	—	—
Warrants	—	—	—	—	6,685	—
Loan notes	—	—	—	—	50,000	—
Cash	—	—	—	—	9,212	—

	24,708	203,996	17,748	3,669	111,201	28,011
Transaction and other direct acquisition costs	274	7,261	300	249	7,800	1,843

	$24,982	$211,257	$18,048	$3,918	$119,001	$29,854

Allocation of purchase price:
Cash	$1,238	$111,325	$3,139	$—	$—	$—
Accounts receivable	1,004	2,588	75	560	—	—
Inventory	1,897	3,871	648	102	61,927	10,385
Fixed Assets	847	15,645	1,883	1,673	32,461	4,837
Other assets	9,180	9,896	127	60	—	—
Accounts payable and other liabilities	(10,386)	(37,138)	(1,417)	(1,634)	(8,427)	—

Net tangible assets acquired	3,780	106,187	4,455	761	85,961	15,222
Supply contracts and customer relationships	—	606	—	—	6,878	978
Customer database	—	135	—	—	—	—
Patent portfolio	—	2,317	913	216	7,906	1,817
Core and current technology	—	6,597	775	2,941	12,599	5,915
In process research and development	—	5,890	1,878	—	5,657	5,922
Goodwill	21,202	89,525	10,027	—	—	—

Total net assets acquired	$24,982	$211,257	$18,048	$3,918	$119,001	$29,854

Amortization period (in years):
Supply contracts/customer relationships	—	3	—	—	3 - 16	4 - 5
Customer database	—	5	—	—	—	—
Patent portfolio	—	6 - 10	5	6	5	4 - 5
Core & current technology	—	3 - 6	5	5	5	4 - 5
          As of July 2, 2005, the weighted average amortization period for intangibles is 5.8 years, including 7.8 years for supply contracts, 5 years for customer database, 5.7 years for patents and 5.4 for core technology.

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
          The warranty provision recognized on acquisition has been increased by $1,968,000 following a review of the level of expected warranty costs. In addition, the initial value recognized for historic employee-related costs has been reduced by $590,000 a revised valuation and settlement of the pension scheme in Switzerland.
          In accordance with SFAS No. 141, Business Combinations, the Company revises the value of acquired net assets when the initial assigned revaluation is provisional. The final revision of the purchase price allocation of proceeds related to the acquisition of NNOC led to the following changes in the year ended December 31, 2003:

	Original Purchase	Purchase Price	Revised Purchase
	Price Allocation	Adjustments	Price Allocation
	(in thousands)
Purchase price	$111,201	$—	$111,201
Transaction and other direct acquisition costs	7,800	—	7,800

	$119,001	$—	$119,001

Allocation of purchase price:
Net tangible assets acquired	$76,827	$9,134	$85,961
Intangible assets acquired:
Supply contracts	8,862	(1,984)	6,878
Patent portfolio	9,988	(2,082)	7,906
Core and current technology	16,034	(3,435)	12,599
In process research and development	7,290	(1,633)	5,657

	$119,001	$—	$119,001

          The final revision of the purchase price allocation of proceeds related to the acquisition of New Focus led to the following changes in the year ended July 2, 2005:

	Original Purchase	Purchase Price	Revised Purchase
	Price Allocation	Adjustments	Price Allocation
	(in thousands)
Purchase price	$203,996	$—	$203,996
Transaction and other direct acquisition costs	6,969	292	7,261

	$210,965	$292	$211,257

Allocation of purchase price:
Historical net tangible assets acquired	$101,665	$4,522	$106,187
Intangible assets acquired:
Supply contracts	625	(19)	606
Customer database	606	(471)	135
Patent portfolio	2,317	—	2,317
Core and current technology	10,563	(3,966)	6,597
In process research and development	5,890	—	5,890
Goodwill	89,299	226	89,525

	$210,965	$292	$211,257

     During the year ended July 2, 2005, the Company finalized the allocation of the proceeds of the acquisition of New Focus prior to the Company’s evaluation of goodwill for impairment (see Note 14). The adjustments to the purchase price allocation, as summarized above, arose from two principal areas; namely, the completion of the anticipated sale of JCA; and the finalization of certain judgements as to the realization of other acquired assets and liabilities.
     The JCA sale impacted the purchase price allocation as follows: Net tangible assets acquired were increased through the receipt of cash of $5.9 million; intangible assets were decreased through the sale of $4.6 million of supply contracts, customer database and the patent portfolio; and a resultant decrease in goodwill of $1.3 million.
     The finalization of certain judgements as to the realization of other acquired assets and liabilities included: an increase of $0.4 million of refunds due from the lessor of certain of the Company’s leased premises; a $1.7 million increase in building lease liabilities relating to acquired premises; a $0.9 million saving in expected acquisition related tax expenses; a $0.6 million reduction in the expected settlement of a note due from a former New Focus officer; and a reduction of $0.4 million in the carrying value of an investment acquired in connection with acquiring New Focus. These adjustments impacted the purchase price allocation as follows: net tangible assets acquired were decreased by $5.9 million; and goodwill was increased by $1.5 million.
          The following unaudited proforma summary shows the consolidated results of Bookham had the acquisitions of Onetta, New Focus, Ignis and Cierra been completed on January 1, 2003. It is provided for illustrative purposes and is not indicative of the consolidated results of operations for future periods or that actually would have been realized had Bookham actually acquired those companies on the dates assumed.

	Six Months Ended	Year Ended
	July 3, 2004	December 31, 2003
Revenues	$87,763	$180,207
Net loss	$82,380	$168,832
Basic and diluted loss per share	$(3.03)	$(8.10)
          The following unaudited proforma summary shows the consolidated results of Bookham had the acquisitions of NNOC and MOC been completed on January 1, 2001. It is provided for illustrative purposes and is not indicative of the consolidated results of operations for future periods or that actually would have been realized had Bookham actually acquired those companies on the date assumed.

Year Ended
December 31, 2002
Revenues	$187,880
Net loss	$601,918
Basic and diluted loss per share	$(39.86)

14. Goodwill and other intangibles
     The following is a summary of the goodwill and other intangible assets:

	Goodwill	Intangibles
	(in thousands)
Cost
At January 1, 2002	$1,530	$3,796
Acquired	—	43,733
Disposals	(1,583)	(858)
Exchange rate allocation	53	2,252

At December 31, 2002	—	48,923
Fair value adjustment to NNOC	—	(7,501)
Acquired	10,027	4,845
Disposals	—	(605)
Exchange rate adjustment	647	4,380

At December 31, 2003	10,674	50,042
Acquired	110,501	14,209
Exchange rate adjustment	(1,222)	1,078

At July 3, 2004	119,953	65,329
Acquired	226	—
Disposals	—	(6,568)
Impairment	(113,592)	(634)
Exchange rate adjustment	(327)	(579)

At July 2, 2005	$6,260	$57,548

Accumulated Amortization
At January 1, 2002	$1,530	$1,380
Charged	—	5,376
Disposals	(1,583)	(858)
Exchange rate adjustment	53	484

At December 31, 2002	$—	6,382

Fair value adjustment		(190)
Charged		8,487
Disposals		(518)
Exchange adjustment		1,325

At December 31, 2003		15,486
Charged		5,677
Exchange rate adjustment		317

At July 3, 2004		21,480
Charged		11,107
Disposals		(2,413)
Exchange rate adjustment		(636)

At July 2, 2005		$29,538

Net Book Value
Net book value at December 31, 2002	$—	$42,541
Net book value at December 31, 2003	$10,674	$34,556
Net book value at July 3, 2004	$119,953	$43,849
Net book value at July 2, 2005	$6,260	$28,010
     Intangible assets consist of the following:

		Disposal of
	Balance at	Subsidiary				Translation	Balance at
	July 3, 2004	(JCA)	Impairment	Disposals	Additions	Adjustment	July 2, 2005
	(in thousands)
Supply agreements	$5,482	$—	$—	$(1,242)	$—	$(83)	$4,157
Customer relationships	617	(10)	(120)	—	—	—	487
Customer databases	599	(467)	—	—	—	—	132
Core and current technology	36,660	(620)	(156)	(870)	—	(264)	34,750
Patent portfolio	14,951	(41)	(358)	—	—	(175)	14,377
Capitalized licenses	3,318	(3,318)	—	—	—	—
Customer contracts	3,702	—	—	—	—	(57)	3,645

	65,329	(4,456)	(634)	(2,112)	—	(579)	57,548
Less accumulated amortization	(21,480)	—	—	2,413	(11,107)	636	(29,538)

Intangible assets, net	$43,849	$(4,456)	(634)	$301	(11,107)	$57	$28,010

	Balance at			Translation	Balance at
	January 1, 2004	Additions	Acquisitions	Adjustment	July 3, 2004
	(in thousands)
Supply agreements	$5,361	$—	$—	$121	$5,482
Customer relationships	—	—	625	(8)	617
Customer databases	—	—	606	(7)	599
Core and current technology	25,569	—	10,563	528	36,660
Patent portfolio	12,342	—	2,317	292	14,951
Capitalized licenses	3,148	98	—	72	3,318
Customer contracts	3,622	—	—	80	3,702

	50,042	98	14,111	1,078	65,329
Less accumulated amortization	(15,486)	(5,677)	—	(317)	(21,480)

Intangible assets, net	$34,556	$(5,579)	$14,111	$761	$43,849

	Balance at			Fair Value	Reclassifications	Translation	Balance at
	January 1, 2003	Additions	Acquisitions	Adjustment	and disposals	Adjustment	December 31, 2003
	(in thousands)
Supply agreements	$5,926	$—	$—	$(1,057)	$—	$492	$5,361
Core and current technology	23,086	—	3,716	(3,435)	—	2,202	25,569
Patent portfolio	12,249	—	1,129	(2,082)	—	1,046	12,342
Capitalized licenses	2,848	—	—	—	—	300	3,148
Customer contracts	4,220	—	—	(927)	—	329	3,622
Capitalized professional fees	594	—	—	—	(605)	11	—

	48,923	—	4,845	(7,501)	(605)	4,380	50,042
Less accumulated amortization	(6,382)	(8,487)	—	190	518	(1,325)	(15,486)

Intangible assets, net	$42,541	$(8,487)	$4,845	$(7,311)	$(87)	$3,055	$34,556

     Goodwill
     On June 10, 2004, Bookham acquired Onetta for a total consideration of $24,982,000 (Note 13). The goodwill arising from this combination was $21,202,000.
     On March 8, 2004, Bookham acquired New Focus for a total consideration of $211,257,000 (Note 13). The goodwill arising from the acquisition was $89,299,000.

     On October 6, 2003, Bookham acquired Ignis for a total consideration of $18,048,000 (Note 13). The goodwill arising from this combination was $10,027,000.
     No other acquisitions by the Company resulted in recognition of goodwill in the year ended July 2, 2005 or the period six month ended July 3, 2004 or the years ended December 31, 2003 and 2002.
     Goodwill recorded as part of the New Focus acquisition was recorded to the Research and Industrial segment and the goodwill from all other acquisitions was recorded in the Optics segment.
     Intangible Assets
     Intangible assets have primarily been acquired through business combinations and are being amortized on a straight line basis over the estimated useful life of the related asset, generally three to six years, except for sixteen years as to a specific customer contract.
     The expected future annual amortization expense of the other intangible assets is as follows (in thousands):

For the fiscal year ending on or about June 30,
2006	$10,028
2007	8,466
2008	4,263
2009	1,379
2010	756
Thereafter	3,118

Total expected future amortization	$28,010

     Impairment
     The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired.
     In the third quarter of the year ended July 2, 2005, the continued decline in the Company’s share price, and therefore market capitalization, combined with continuing net losses and a history of not meeting revenue and profitability targets, suggested that the goodwill related to certain of its acquisitions may have been impaired. As a result of these triggering events, the Company performed a preliminary evaluation of the related goodwill balances. In the fourth quarter, the Company finalized this evaluation during its annual evaluation of goodwill, and also performed its annual evaluation of acquired intangible assets. In performing these evaluations, the Company applied discounted future cash flow models as permitted by SFAS No. 142.
     In total, the Company recorded impairment charges of approximately $114,226,000, approximately $113,592,000 related to goodwill associated with New Focus, Ignis and Onetta, and approximately $634,000 related to intangibles of New Focus, including patents and other technology, for the year ended July 2, 2005. Approximately, $83,326,000 of these charges related to the Research and Industrial segment, and approximately $30,900,000 related to the Optics segment.
     Other
     During the year ended July 2, 2005, the Company finalized the allocation of the proceeds of the acquisition of New Focus, which involved removing the net assets of JCA from the allocation due to JCA being sold as previously contemplated, increasing accruals and goodwill by $1,738,000 related to revised assumptions on a building lease assumed from New Focus, and increased the purchase price to be allocated by $292,000 for additional professional fees.
     During 2003 the Company conducted a Purchase Price Allocation review of its acquisition of NNOC, and identified the need to adjust the original fair value of the fixed assets and inventory. This resulted in an adjustment of the values of all the remaining assets and consequential adjustments of the amortization and depreciation thereof. This adjustment reduced the value of the intangible assets by $7,501,000 and created a reversal of depreciation of $207,000 (Note 13).
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
15. Related Party Transactions
     During the year, the Company entered into transactions in the ordinary course of business with Nortel and other related parties. Transactions entered into, and trading balances outstanding at July 2, 2005 and July 3, 2004 and December 31, 2003 and 2002, are as follows:

			Amounts	Amounts
	Sales to related	Purchases from	owed from	owed to
	party	related party	related party	related party
	(in thousands)
Related party
Nortel Networks
July 2, 2005	$89,505	$508	$7,271	$722
July 3, 2004	36,532	818	11,553	628
December 31, 2003	85,593	9,499	15,133	739
December 31, 2002	16,267	789	13,564	844
Marconi Communications
July 2, 2005	6,348	—	569	—
July 3, 2004	7,385	2	4,401	—
December 31, 2003	18,147	—	3,731	—
December 31, 2002	19,769	2,019	11,140	—
     Nortel
     In connection with its commercial dealings with the Company, Nortel Networks has perfected security interests in much of the Company’s assets arising from the Notes and Supply Agreement discussed below. Specifically, Nortel retains an interest in our accounts receivable specific to them, which amounted to $7.3 million at July 2, 2005, certain intellectual property arising from the NNOC acquisition, and certain property, plant and equipment. Additionally, Nortel has a right to off-set their accounts receivables against the debt owed to Nortel should certain default events occur. Nortel also retains a security interest in our Swindon land in U.K. which is currently being held for resale in the amount of $13.7 million, however, under the terms of the May 2, 2005 Agreement, we are permitted to sell such land and retain 100% of the proceeds. Furthermore, Nortel has as collateral, all of our inventory which is specific to them, which is difficult to quantify at any given point due to the subjective nature of the term as well as the frequency of inventory movements between the companies.
     At the time of the Company’s acquisition of NNOC in November 2002, a subsidiary of the Company issued a $30 million secured loan note due November 8, 2005 (the “$30m Note”) and a $20 million unsecured loan note due November 8, 2007 (the “Original $20m Note”) to affiliates of Nortel. In connection with the issuance of these notes, the Company and Nortel entered into security agreements with respect to certain assets of the Company. In September 2004, the Original $20m Note was exchanged for a $20 million note convertible into shares of the Company’s common stock (the “New $20m Note”). See Note 16.
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
     On February 7, 2005, the Company, Bookham Technology plc, a wholly-owned subsidiary, and certain of the Company’s other subsidiaries entered into a Notes Amendment and Waiver Agreement with Nortel Networks Corporation and Nortel Networks UK Limited, relating to the $25 million cash balance covenant set forth in the Amended and Restated Notes. Under the waiver, the obligation to maintain this cash balance is waived until August 7, 2006.

     On February 7, 2005, the Company also entered into an addendum (the “The First Addendum”) to the Optical Components Supply Agreement with Nortel Networks Limited dated November 8, 2002 (the “Supply Agreement”). The First Addendum effects the following changes to the Supply Agreement:
•	The term of the Supply Agreement is extended by one year to November 2006, provided that Nortel Networks’ obligation to purchase a percentage of certain optical components from the Company will expire by its terms in November 2005.

•	Nortel Networks has provided the Company with a purchase commitment for last time buys, for certain of the Company’s discontinued products, which Nortel Networks will be obligated to purchase as these products are manufactured and delivered. If the Company fails to meet milestones set out in an agreed upon delivery schedule for last-time buy products by more than 10% in aggregate revenue for three consecutive weeks, and does not rectify the failure within 30 days, those products will be deemed critical products, subject to the relevant provisions of the Supply Agreement described below.

•	At Nortel Networks’ request, the Company has agreed to increase its manufacturing of certain critical product wafer infeeds against a Nortel Networks agreed upon manufacturing schedule. Upon manufacture and placement into inventory, Nortel Networks has agreed to pay a holding and inventory fee pending Nortel’s outright purchase of such wafers. In addition, Nortel Networks may at its election supply any capital equipment required in connection with the requisite inventory buildup or extend the time period for meeting its demand if its demand requires the Company to increase its capital equipment to meet the demand in the required time period.

•	If at any time the Company (a) has a cash balance of less than $25 million; (b) is unable to manufacture critical products in any material respect, and that inability continues uncured for a period of six weeks, or (c) is subject to an insolvency event, such as a petition or assignment in bankruptcy, appointment of a trustee, custodian or receiver, or entrance into an arrangement for the general benefit of creditors, then the Company shall grant a license for the assembly, post-processing and test intellectual property (but excluding wafer technology) of certain critical products to Nortel Networks and to any designated alternative supplier.

•	If the Company’s cash balance is less than $10 million or there is an insolvency event, Nortel Networks Limited shall have the right to buy all Nortel inventory held by the Company, and the Company shall grant a license to Nortel Networks Limited or any alternative supplier for the manufacture of all products covered by the First Addendum.

•	The Company’s licensing and related obligations terminate on February 7, 2007, unless the license has been exercised, in which case they would terminate 24 months from the date the license was exercised, provided that at that time, among other things, the Company has a cash balance of $25 million and is able to meet Nortel Network’s demand for the subject products.
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
     Pursuant to the Second Addendum, Nortel Networks has confirmed the arrangements in the Letter Agreement to issue non-cancelable purchase orders for last-time buys for certain products and other non last-time buy products. The products are to be delivered to Nortel Networks Limited over the next 12 months beginning on April 1, 2005. This resulted in the issuance of a noncancelable purchase order for such products valued at approximately $100 million with approximately $50 million of last-time buy products and $50 million for other non last-time buy products. A specific delivery schedule was agreed for the last-time buy products, however, the delivery schedule and composition of the non last-time buy products is subject to change as agreed between the parties. The Addendum also formally confirms increases in the prices and adjustments in the payment terms of certain products shipped to Nortel Networks under the Supply Agreement. Pursuant to the Notes Agreement, Nortel Networks UK Limited waived through May 2, 2006 the terms of the Notes requiring prepayment in the event the Company raises additional capital. This waiver applies to net proceeds of up to $75 million in the aggregate, provided that the Company uses such proceeds for working capital purposes in the ordinary course of business. The waiver will terminate prior to May 2, 2006 if an event of default has occurred and is continuing under the Amended and Restated Notes or if a change in control or bankruptcy event occurs.
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
     At July 2, 2005, July 3, 2004, December 31, 2003 and 2002 Nortel Networks had a 11.8%, 12.3%, 13.5%, and 29.8% ownership interest, respectively, in the Company.

     Other Related Parties
     Ms. Lori Holland became a Director of the Company in 1999. In 1998, and continuing until August 2002, Ms. Holland provided service as a consultant to the Company under which she was compensated in cash and options to purchase shares of the Company’s common stock. As of July 2, 2005, all of these options had vested, 3,166 had been exercised in 2000, and 48,664 remain outstanding.
     During the quarter ended January 1, 2005, the Company settled a $5.9 million promissory note due from a former Officer and Director of New Focus, which the former Officer and Director had entered into with New Focus in connection with a separation agreement in July 2002. The note, including accrued interest of $0.6 million was settled for a cash payment of $1.2 million. At the time of the acquisition of New Focus, the note had been assumed and recorded on the Company’s books at a value of $1.75 million, and in the quarter ended January 1, 2005 the Company recorded the $0.55 million difference between book value and the payment amount as a purchase price adjustment increasing the goodwill recorded in connection with the New Focus transaction.
16. Loans
     Nortel
     The Company has two loans payable to Nortel Networks, a related party (see Note 15). The first loan is an unsecured loan for $20,000,000 which is due in full on November 8, 2007. This loan bears interest at 4% per annum, which is payable quarterly in arrears. The second loan is a secured loan for $30,000,000, of which approximately $25,861,000 remains outstanding as of July 2, 2005, and is due in full on November 8, 2006. This loan bears interest at a 7% per annum base rate, which increases by 0.25% each quarter over the term of the note and is payable quarterly in arrears.
     The notes also contain certain covenants, including restrictions on assets sales and a requirement that we maintain a cash balance of at least $25 million, however, compliance with that covenant has been waived through August 7, 2006. Requirements to prepay portions of the notes in the event of raising additional capital, up to $75 million in the aggregate and providing the funds are used for working capital purposes in the normal course of business, have also been waived, through May 2, 2006.
     Other Notes
     On December 20, 2004, the Company closed a private placement of $25.5 million of 7.0% senior unsecured convertible debentures and warrants to purchase common stock which resulted in net proceeds of $21.5 million. The Company forwarded $4.2 million of the proceeds to Nortel, paying a portion of the $30 million loan note owed as part of the acquisition of NNOC. The debentures may be converted into shares of common stock at the option of the holder prior to the maturity of the debentures on December 20, 2007. The initial conversion price of the debentures is $5.50, which represents a premium of approximately 16% over the closing price of our common stock on December 20, 2004. The holder also has a right to mandatory redemption of unpaid principle and accrued and unpaid interest in the event of a change in control or default, including penalties in the event of a change in control ranging from ten percent to twenty percent of the unpaid principle, as determined based on the timing of the triggering event. The Company has a right to convert debentures into shares of common stock under certain circumstances. The warrants provide holders thereof the right to purchase up to 2,001,963 shares of common stock and are exercisable during the five years from the date of grant at an initial exercise price of $6.00 per share, which represents a premium of approximately 26% over the closing price of common stock on December 20, 2004.
     The valuation of the financial instruments issued in connection with this private placement involves judgment which affects the carrying value of each instrument on the balance sheet and the periodic interest expense recorded. In order to determine the valuation of these instruments the Company applied the guidance in Emerging Issues Task Force, “EITF” Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” to value the debentures, the accompanying warrants and the value of the convertibility element of the debentures. The Company first determined the fair value of the warrant and its value relative to the debenture. The Company chose to use the Black-Scholes model to determine the value of the warrant which requires the determination of the Company’s stock’s volatility and the life of the instrument, among other factors. The Company determined that its stock’s historic volatility of 97% was representative of its stock’s future volatility and used the contractual term of five years for the life of the instrument and a risk free interest rate of 2.89%. The valuation independently derived from the Black-Scholes model for the warrant was then compared to the face value of the debenture and a relative value of $5.4 million was assigned to the warrant. The value of the conversion element of the debenture was determined based on the difference between the relative value of the debenture per share of $4.35 of the 4.6 million shares, which the debenture can be converted into, compared to the fair market value per share of $4.77 per share of the Company’s common stock on the date on which the debentures were entered into. The value of the conversion feature of the debenture was thereby determined to be $2.0 million. The value of the warrants and the conversion feature were recorded as a discount to the debt liability on the balance sheet and will be amortized to interest expense over the life of the convertible debenture of three years. In addition, the Company capitalized $1.9 million related to issuance costs associated with the debentures and warrants, which is being amortized as part of interest expense for the term of the debentures, and has a balance of $1.6 million as of July 2, 2005.
     The Company also has an unsecured loan payable to Scheappi Grundstûke Verwaltungen KG for $392,000 which is repayable in equal monthly installments until December 2013. This loan bears interest at 5% per annum, which is payable monthly in arrears.
     The amounts payable under these loans are as follows (in thousands):

Fiscal year ending on or about June 30,
2006	$60
2007	25,921
2008	45,560
2009	60
2010	60
Thereafter	92

$71,753

17. Quarter Summaries (unaudited)

	Three Months Ended
	July 2,	April 2,	January 1,	October 2	July 3,	April 4,	Dec. 31,	Sept. 28,
	2005	2005	2005	2004	2004	2004	2003	2003
	(in thousands, except per share data)
Revenues	$61,002	$49,939	$45,751	$43,564	$38,797	$40,966	$40,613	$37,822
Cost of revenues	49,295	49,392	49,298	45,662	42,655	41,760	36,685	38,408

Gross profit/(loss)	11,707	547	(3,547)	(2,098)	(3,858)	(794)	3,928	(586)
Operating expenses:
Research and development	9,754	10,648	12,046	12,377	14,436	12,451	12,199	11,703
Selling, general and administrative	13,913	13,957	14,195	17,443	13,394	16,190	5,205	9,849
Amortization of intangible assets	2,789	2,855	2,837	2,626	5,677	—	3,741	—
IPR&D	—	—	—	—	224	5,666	245	—
Restructuring charges	4,860	3,777	7,938	4,313	(664)	—	(156)	23,917
Stock-based compensation	218	289	121	122	104	—	—	—
Gain on sale of fixed assets	(59)	—	(5)	(644)	(157)	(5,097)	(3,060)	—
Impairment of goodwill and intangibles	16,090	98,136	—	—	—	—	—	—

Total operating expenses	47,565	129,662	37,132	36,237	33,014	29,210	18,174	45,469

Operating loss	(35,858)	(129,115)	(40,679)	(38,335)	36,892	30,004	14,246	46,055
Interest and other income/(expense), net	(3,171)	(460)	(429)	90	786	(1,470)	213	(1,058)

Loss before income taxes	(39,029)	(129,575)	(41,108)	(38,245)	(36,106)	(31,474)	(14,033)	(47,113)
Income tax credit/(expense)	—	—	1	(16)	209	—	3,478	(39)

Net loss	$(39,029)	$(129,575)	$(41,107)	$(38,261)	$(35,897)	$(31,474)	$(10,555)	$(47,152)

Basic and diluted net income/(loss) per share	$(1.16)	$(3.86)	$(1.23)	$(1.16)	$(1.18)	$(1.31)	$(0.49)	$(2.27)
Shares used to compute basic net income/(loss) per share	33,555	33,555	33,535	32,867	30,421	23,976	21,599	20,790

18. Subsequent Events
     On August 10, 2005, Bookham Technology plc entered into a share purchase agreement with Deutsche Bank AG and London Industrial Leasing Limited, a subsidiary of Deutsche Bank, pursuant to which Bookham Technology plc agreed to purchase all of the issued share capital of City Leasing (Creekside) Limited, a subsidiary of Deutsche Bank. Under the share purchase agreement and related documents, Creekside, as a subsidiary of Bookham Technology plc, is entitled to receivables of £73.8 million or $135.8 million (based on the exchange rate of UK pounds sterling to US dollars as of September 2, 2005) from Deutsche Bank in connection with certain aircraft subleases and will in turn apply those payments over a two-year term to obligations of £73.1 million, or $134.5 million (based on the exchange rate of UK pounds sterling to US dollars as of September 2, 2005). We expect Bookham Technology plc to utilize certain expected tax losses to reduce the taxes that might otherwise be due from Creekside on the receivables. In the event that Bookham Technology plc is not able to utilize these tax losses (or these tax losses do not arise), Creekside may have to pay taxes, reducing the cash available from Creekside. In the event there is a future change in applicable U.K. tax law, Creekside, and in turn Bookham Technology plc, would be responsible for any resulting tax liabilities, which amounts could be material to Bookham’s financial condition or operating results. As a result of these transactions, Bookham Technology plc will have available through Creekside cash of approximately £6.63 million or $12.2 million (based on the exchange rate of UK pounds sterling to US dollars as of September 2, 2005): £4.2 million or $7.8 million (based on the exchange rate of UK pounds sterling to US dollars as of September 2, 2005) on August 10, 2005, £1 million or $1.8 million (based on the exchange rate of UK pounds sterling to US dollars as of September 2, 2005) on October 14, 2005; £1 million or $1.8 million (based on the exchange rate of UK pounds sterling to US dollars as of September 2, 2005) on July 14, 2006; and the balance of approximately £431,000 or $793,000 (based on the exchange rate of UK pounds sterling to US dollars as of September 2, 2005) on July 16, 2007. Creekside will be consolidated as a subsidiary of the Company. Creekside is administered by City Leasing Limited, a subsidiary of Deutsche Bank.
     On August 15, 2005, the Company filed a shelf registration statement with the Securities and Exchange Commission (SEC). Upon being declared effective by the SEC, the shelf registration statement will allow the Company to sell up to $35 million of its common stock from time to time in one or more public offerings. The terms of any offering will be established at the time of sale and will be described in a prospectus supplement that the Company will file with the SEC.

Schedule II: Valuation And Qualifying Accounts
Year ended July 2, 2005, Six Months ended July 3, 2004 and
Years ended December 31, 2003 and 2002

			Additions
	Balance of	Exchange	Charged to
	Beginning of	Rate	Costs and	Deductions	Balance at
Description	Year	Movements	Expenses	Write Offs	End of Year
		(in thousands)
Year Ended July 2, 2005
Allowance for doubtful accounts	$858	$(2)	$113	$(524)	$445
Product returns	402	—	212	(333)	281
Six Months Ended July 3, 2004
Allowance for doubtful accounts	396	9	548	(95)	858
Product returns	191	4	886	(679)	402
Year Ended December 31, 2003
Allowance for doubtful accounts	322	38	36	—	396
Product returns	641	27	—	(477)	191
Year Ended December 31, 2002
Allowance for doubtful accounts	651	44	(373)	—	322
Product returns	277	53	311	—	641

S-1

EXHIBIT INDEX

Exhibit
number	Description of Exhibit
3.1	Amended and Restated Bylaws of Bookham, Inc. (previously filed as Exhibit 3.2 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).

3.2	Restated Certificate of Incorporation of Bookham, Inc. (previously filed as Exhibit 3.1 to Current Report on Form 8-K (file no. 000-30684) dated September 10, 2004, and incorporated herein by reference).

10.1	Agreement and Plan of Merger, dated September 21, 2003, by and among Bookham Technology plc, Budapest Acquisition Corp. and New Focus, Inc. (previously filed as Appendix A to Registration Statement on Form F-4, as amended (file no. 333-109904) dated February 3, 2004, and incorporated herein by reference).

10.2	Acquisition Agreement dated as of October 7, 2002 between Nortel Networks Corporation and Bookham Technology plc (previously filed as Exhibit 1 to Schedule 13D filed by Nortel Networks Corporation on October 17, 2002, and incorporated herein by reference).

10.3*	Letter Agreement dated November 8, 2002 between Nortel Networks Corporation and Bookham Technology plc amending the Acquisition Agreement referred to in Exhibit 10.2 (previously filed as Exhibit 4.2 to Amendment No. 2 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2002, and incorporated herein by reference).

10.4*	Optical Components Supply Agreement dated November 8, 2002, by and between Nortel Networks Limited and Bookham Technology plc (previously filed as Exhibit 4.3 to Amendment No. 1 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2002, and incorporated herein by reference).

10.5	Relationship Deed dated November 8, 2002 between Nortel Networks Corporation and Bookham Technology plc (previously filed as Exhibit 4.4 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2002, and incorporated herein by reference).

10.6	Registration Rights Agreement dated as of November 8, 2002 among Nortel Networks Corporation, the Nortel Subsidiaries listed on the signature pages and Bookham Technology plc (previously filed as Exhibit 4.5 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2002, and incorporated herein by reference).

10.7	Agreement relating to the Sale and Purchase of the Business of Marconi Optical Components Limited, dated December 17, 2001, among Bookham Technology plc, Marconi Optical Components Limited and Marconi Corporation plc (previously filed as Exhibit 4.1 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2001, and incorporated herein by reference).

10.8	Supplemental Agreement to the Agreement relating to the Sale and Purchase of the Business of Marconi Optical Components Limited, dated January 31, 2002, among Bookham Technology plc, Marconi Optical Components Limited and Marconi Corporation plc (previously filed as Exhibit 4.2 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2001, and incorporated herein by reference).

10.9(1)	Service Agreement dated July 23, 2001 between Bookham Technology plc and Giorgio Anania (previously filed as Exhibit 4.5 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2001, and incorporated herein by reference).

10.10	Lease dated May 21, 1997, between Bookham Technology plc and Landsdown Estates Group Limited, with respect to 90 Milton Park, Abingdon, England (previously filed as Exhibit 10.1 to Registration Statement on Form F-1, as amended (file no. 333-11698) dated April 11, 2000, and incorporated herein by reference).

Exhibit
number	Description of Exhibit
10.11	Lease dated December 23, 1999 by and between Silicon Valley Properties, LLC and New Focus, Inc., with respect to 2580 Junction Avenue, San Jose, California (previously filed as Exhibit 10.32 to Amendment No. 1 to Transition Report on Form 10-K (file no. 000-30684) for the for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).

10.12(1)	2004 Employee Stock Purchase Plan (previously filed as Exhibit 10.18 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).

10.13(1)	2004 Stock Incentive Plan, including forms of stock option agreement for incentive and nonstatutory stock options (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended October 2, 2004, and incorporated herein by reference).

10.14(1)	2004 Sharesave Scheme (previously filed as Exhibit 10.20 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).

10.15(1)	Director’s Fee Agreement dated as of August 1, 2002, between Bookham Technology plc and Lori Holland (previously filed as Exhibit 4.23 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2003, and incorporated herein by reference).

10.16(1)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Giorgio Anania (previously filed as Exhibit 10.23 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).

10.17(1)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Stephen Abely (previously filed as Exhibit 10.25 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).

10.18(1)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Stephen Turley (previously filed as Exhibit 10.26 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).

10.19(1)	Principal Statement of Terms and Conditions dated September 13, 2001 between Bookham Technology plc and Stephen Abely, as amended on July 1, 2003 (previously filed as Exhibit 10.29 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).

10.20(1)	Principal Statement of Terms and Conditions dated August 15, 2001 between Bookham Technology plc and Stephen Turley (previously filed as Exhibit 10.30 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).

10.21	Securities Purchase Agreement, dated as of December 20, 2004, by and between Bookham, Inc. and the Investors (as such term is defined therein) (previously filed as Exhibit 99.1 to Current Report on Form 8-K (file no. 000-30684) dated December 10, 2004, and incorporated herein by reference).

10.22	Registration Rights Agreement, dated as of December 20, 2004, by and between Bookham, Inc. and the Investors (as such term is defined therein) (previously filed as Exhibit 99.2 to Current Report on Form 8-K (file no. 000-30684) dated December 10, 2004, and incorporated herein by reference).

10.23	Form of Debenture (previously filed as Exhibit 99.3 to Current Report on Form 8-K (file no. 000-30684) dated December 10, 2004, and incorporated herein by reference).

10.24	Form of Warrant (previously filed as Exhibit 99.4 to Current Report on Form 8-K (file no. 000-30684) dated December 10, 2004, and incorporated herein by reference).

Exhibit
number	Description of Exhibit
10.25**	Restructuring Agreement, dated as of December 2, 2004, among Bookham Technology plc, Bookham, Inc., certain subsidiaries of Bookham, Inc., Nortel Networks UK Limited and Nortel Networks Corporation (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended January 1, 2005, and incorporated herein by reference).

10.26	Amended and Restated Series A-2 Senior Secured Note Due 2007 (previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended January 1, 2005, and incorporated herein by reference).

10.27	Amended and Restated Series B-1 Senior Secured Note Due 2008 (previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended January 1, 2005, and incorporated herein by reference).

10.28*	Addendum to Optical Components Supply Agreement, dated as of February 7, 2005, by and between Bookham Technology plc and Nortel Networks Limited (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, and incorporated herein by reference).

10.29*	Notes Amendment and Waiver Agreement, dated as of February 7, 2005 by and among Bookham Technology plc, Bookham, Inc., Nortel Networks UK Limited and Nortel Networks Corporation (previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, and incorporated herein by reference).

10.30*	Letter Agreement dated, as of March 24, 2005, by and between Bookham, Inc. and Nortel Networks Limited (previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, and incorporated herein by reference).

10.31(1)	UK Subplan to the 2004 Stock Incentive Plan (previously filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, and incorporated herein by reference).

10.32(1)	Restricted Stock Agreement dated February 9, 2005 between Bookham, Inc. and Giorgio Anania (previously filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, and incorporated herein by reference).

10.33(1)	Restricted Stock Agreement dated February 9, 2005 between Bookham, Inc. and Stephen Abely (previously filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, and incorporated herein by reference).

10.34(1)	Bonus Agreement dated February 9, 2005 between Bookham, Inc. and Giorgio Anania (previously filed as Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, and incorporated herein by reference).

10.35(1)	Bonus Agreement dated February 9, 2005 between Bookham, Inc. and Stephen Abely (previously filed as Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, and incorporated herein by reference).

10.36*	Addendum to Optical Components Supply Agreement, dated as of April 1, 2005, by and between Bookham Technology plc and Nortel Networks Limited.

10.37*	Second Notes Amendment and Waiver Agreement, dated as of May 2, 2005 by and among Bookham Technology plc, Bookham, Inc., Nortel Networks UK Limited, Nortel Networks Corporation and Nortel Networks Limited.

10.38(1)	Contract of Employment between Bookham Technology plc and Jim Haynes.

21.1	List of Bookham, Inc. subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibit
number	Description of Exhibit
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Commission.

**	The exhibits and schedules to this agreement were omitted by Bookham, Inc. Bookham, Inc. agrees to furnish any exhibit or schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.

(1)	Management contract or compensatory plan or arrangement.