Form 10-Q
period 2005-10-01
BOOKHAM, INC.
filed 2005-11-07
CIK 1110647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
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
408-383-1400
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No  ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☑  No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 4, 2005, there were 45,055,437 shares of Common Stock outstanding.

BOOKHAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BOOKHAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	October 1,	July 2,
	2005	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,224	$24,934
Restricted cash	3,689	3,260
Accounts receivable, net	18,551	20,257
Amounts due from related parties, net	11,284	7,262
Inventories	57,045	53,192
Prepaid expenses and other current assets	17,978	11,190
Assets held for resale	—	13,694

Total current assets	143,771	133,789
Long-term restricted cash	4,119	4,119
Goodwill	6,260	6,260
Other intangible assets, net	25,012	28,010
Property and equipment, net	60,091	64,156
Other long-term assets	1,365	1,552

Total assets	$240,618	$237,886

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,284	$31,334
Amounts owed to related parties	554	722
Accrued expenses and other liabilities	38,939	38,477
Current portion of loans due	52	52

Total current liabilities	71,829	70,585
Non-current portion of notes payable	324	340
Notes payable to related party	45,861	45,861
Convertible debentures	19,615	19,140
Other long-term liabilities	11,715	10,892

Total liabilities	149,344	146,818

Commitments and contingencies — Note 9
Stockholders’ equity:
Common stock:
$0.01 par value; 175,000,000 authorized; 33,805,437 issued and outstanding at October 1 and July 2, 2005	338	338
Additional paid-in capital	927,746	925,677
Deferred compensation	—	(808)
Accumulated other comprehensive income	30,753	32,889
Accumulated deficit	(867,563)	(867,028)

Total stockholders’ equity	91,274	91,068

Total liabilities and stockholders’ equity	$240,618	$237,886

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended
	October 1, 2005	October 2, 2004
	(Unaudited)	(Unaudited)
External revenues	$28,889	23,653
Revenues from related parties	33,682	19,911

Total revenues	62,571	43,564
Cost of revenues	48,196	45,662

Gross profit/(loss)	14,375	(2,098)
Operating expenses:
Research and development	10,401	12,386
Selling, general and administrative	13,156	17,556
Amortization of intangible assets	2,693	2,626
Restructuring charges	1,805	4,313
Impairment/(recovery) of other long lived assets	(1,263)	—
Gain on sale of property and equipment	(947)	(644)

Total costs and expenses	25,845	36,237

Operating loss	(11,470)	(38,335)

Other income/(expense):
Other income/(expense)	214	1,123
Interest income	126	318
Interest expense	(2,441)	(1,431)
Gain/(loss) on foreign exchange	1,251	80

Total other income/(expense), net	(850)	90

Loss before income taxes	(12,320)	(38,245)
Income tax benefit (provision)	11,785	(16)

Net loss	$(535)	(38,261)

Net loss per share (basic and diluted)	$(0.02)	$(1.16)

Weighted average shares of common stock outstanding	33,805	32,867

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	October 1, 2005	October 2, 2004
	(Unaudited)	(Unaudited)
Cash flows used in operating activities:
Net loss	$(535)	$(38,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Write off of long-term investments	—	134
Depreciation and amortization	7,712	7,357
Stock-based compensation	2,882	122
Impairment/(recovery) of long-lived assets	(1,263)	—
Gain on sale of property and equipment	(947)	(644)
One time tax gain	(11,785)	—
Unrealized gain on foreign currency contracts	(662)	—
Losses on foreign currency remeasurement of notes payable	441	—
Amortization of interest expense for warrants and beneficial conversion feature	662	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,662)	389
Inventories, net	(4,266)	(227)
Prepaid expenses and other current assets	1,288	4,667
Accounts payable	1,256	(2,480)
Accrued expenses and other liabilities	(3,049)	(6,274)

Net cash used in operating activities	(10,928)	(35,217)

Cash flows provided by investing activities:
Purchase of property and equipment	(1,302)	(5,243)
Proceeds from sale of property and equipment	888	644
Acquisitions, net cash acquired	7,866	—
Transfers from restricted cash	338	—
Refund of pre-acquisition expenses	—	1,520
Proceeds from disposal of subsidiaries (net of costs)	—	5,736

Net cash provided by investing activities	7,790	2,657

Cash flows provided by financing activities:
Proceeds from issuance of common stock	—	3
Proceeds from exercise of common warrant	—	55
Proceeds from sale of land held for re-sale	14,734	—
Repayment of capital lease obligations	—	(5,101)
Repayment of loans	(33)	(9)

Net cash (used in)/provided by financing activities	14,701	(5,052)

Effect of exchange rate on cash	(1,273)	(99)
Net increase/(decrease) in cash and cash equivalents	10,290	(37,711)

Cash and cash equivalents at beginning of period	24,934	109,682

Cash and cash equivalents at end of period	$35,224	$71,971

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Business
Bookham Technology plc was incorporated under the laws of England and Wales on September 22, 1988. On September 10, 2004, pursuant to a scheme of arrangement under the laws of the United Kingdom, Bookham Technology plc became a wholly-owned subsidiary of Bookham, Inc., a Delaware corporation (“Bookham, Inc.”). Bookham, Inc. principally designs, manufactures and markets optical components, modules and subsystems for the telecommunications industry. Bookham, Inc. also manufactures high-speed electronic components for the telecommunications, defense and space industries. References to the “Company” mean Bookham, Inc. and its subsidiaries’ consolidated business activities since September 10, 2004 and Bookham Technology plc’s consolidated business activities prior to September 10, 2004.
Note 2. Basis of Preparation
The accompanying unaudited condensed consolidated financial statements as of October 1, 2005 and for the three months ended October 1, 2005 and October 2, 2004 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include the accounts of Bookham, Inc. and all of its subsidiaries. Information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at October 1, 2005 and the consolidated operating results and cash flows for the three months ended October 1, 2005 and October 2, 2004. The consolidated results of operations for the three months ended October 1, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending July 1, 2006.
The condensed consolidated balance sheet at July 2, 2005 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended July 2, 2005 included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005.
In the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005, both in note 1 to the condensed consolidated financial statements and more specifically in the liquidity and capital resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company disclosed that it believed it needed to raise between $20 million and $30 million by December 31, 2005 to maintain its planned level of operations, and between $50 million and $60 million on a cumulative basis to maintain a minimum cash balance of $25 million at August 7, 2006, as required under the notes issued to Nortel Networks UK Limited.
Subsequent to July 2, 2005, the Company raised a total of approximately $77 million (net of estimated fees and including $3.7 million in proceeds which are not yet payable) from the sale of land, the acquisition of Creekside and the sale of common stock in a public offering, which in aggregate exceeds the targeted amounts needed to meet the Company’s projected cash requirements as of December 31, 2005 and August 7, 2006.
Certain comparative amounts have been reclassified to conform to current period presentations, including the reclassification of gain on sale of property and equipment to operating expenses from other income (expense), net. Other reclassifications were immaterial and had no impact on the Company’s loss from operations or net loss.
Note 3. Stock-Based Compensation Expense
In December 2004, the FASB issued SFAS No. 123R- Share-Based Payment which requires companies to recognize in their statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. The Company adopted the new pronouncement on July 3, 2005, using the modified-prospective-transition method. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures is no longer permissible. The application of SFAS No. 123R involves significant amounts of judgment in the determination of inputs into the Black-Scholes model which the Company uses to determine the value of employee stock options. These inputs are based upon assumptions as to volatility, risk free interest rates and the expected life of the options. In the quarter ended October 2, 2005 the Company recorded a total of $2.9 million of stock compensation related expenses, of which $1.7 million relates to certain performance based options for which the related performance targets were met in the quarter.

Prior to July 3, 2005, the Company accounted for its equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).
As a result of adopting SFAS 123R, the Company’s net loss for the three months ended October 1, 2005 was $2.9 million greater than if the Company had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three months ended October 1, 2005 would have been $0.07 if the Company had not adopted SFAS 123R, compared to reported basic and diluted loss per share of $0.02. Net cash was not affected by the Company’s adoption of SFAS 123R.
For the three month period ended October 2, 2004, during which the Company had accounted for share-based compensation under APB 25, and for which it is not retroactively applying SFAS 123R, the following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123, as amended by SFAS No. 148.

Three months ended
October 2, 2004
(in thousands except per
share data)
Net loss—as reported	$(38,261)
Add: Stock-based compensation cost, included in the determination of net loss as reported	122
Deduct: Total stock-based employee compensation determined under the fair value method for all awards	(1,970)

Pro forma net loss	$(40,109)

Loss per share:
Basic and diluted—as reported	$(1.16)

Basic and diluted—pro forma	$(1.22)

In the course of adopting SFAS 123R, the Company evaluated the Black-Scholes-Merton pricing model inputs previously applied to valuing its stock options and determined that certain volatility assumptions and amortization methods had been inappropriately applied to certain of its stock option grants in determining pro-forma employee stock compensation for the pro forma disclosures previously required under the SFAS No. 123, as amended by SFAS No. 148, disclosure only alternative. The Company has determined that for the quarter ended October 2, 2004 pro forma compensation expense previously reported as $2.7 million should have been $2.0 million, that pro forma net loss previously reported as $40.8 million should have been $40.1 million, and that pro forma net loss per share (basic and diluted) previously reported as $1.24 should have been $1.22. These updated pro forma amounts for the quarter ended October 2, 2004 are reflected in the table above. The previously reported pro forma data was for footnote disclosure purposes only, and had no impact on the Company’s previously reported results of operations, financial position or cashflows.
Note 4. Comprehensive Loss
For the quarter ended October 1, 2005 and the quarter ended October 2, 2004, the Company’s comprehensive loss is comprised of its net loss, unrealized gains on currency instruments designated as hedges, foreign currency translation adjustments and unrealized losses on restricted cash. The components of other comprehensive loss were as follows:

	October 1, 2005	October 4, 2004
	(in thousands)
Net loss	$535	$38,261
Unrealized gains on currency instruments designated as hedges	—	(19)
Currency translation adjustment	2,136	544
Unrealized loss on restricted cash	—	20

Total comprehensive loss	$2,671	$38,806

Note 5. Earnings per share
If the Company had reported net income, as opposed to a net loss, the calculation of diluted earnings per share would have included an additional 9,716,000 and 3,451,000 common equivalent shares related to outstanding share options and warrants (determined using the treasury stock method) for the quarters ended October 1, 2005 and October 2, 2004 respectively.

Note 6. Inventories

	October 1, 2005	July 2, 2005
	(in thousands)
Inventories:
Raw materials	$16,105	$11,236
Work in process	23,785	26,862
Finished Goods	17,155	15,094

	$57,045	$53,192

In the quarter ended October 1, 2005, the Company record sales of $4.2 million on, and recognized profits of $1.8 million from, inventories carried at zero value and sold during the quarter. This inventory was originally purchased as part of the acquisition of the optical components business of Nortel Networks in November 2002.
Note 7. Accrued expenses and other liabilities
Accrued expenses and other liabilities consist of the following:

	October 1, 2005	July 2, 2005
	(in thousands)
Accounts payable accruals	$9,346	$6,335
Compensation and benefits related accruals	6,820	6,408
Other accruals	5,407	7,007
Current portion of provisions for:
Restructuring	13,579	14,945
Warranty	3,787	3,782

	$38,939	$38,477

Note 8. Asset Held for Resale; Sale and Recovery of Impairment
During the quarter ended October 1, 2005, the Company sold a parcel of land for gross proceeds of $15.5 million. The land, which had a carrying value of $13.7 million as of July 2, 2005, had previously been disclosed as an asset held for resale. The transaction resulted in a gain of $1,263,000, net of related costs. The book value of this land had previously been written down, so this gain has been reflected as a recovery of impairment.
Note 9. Commitments and Contingencies
Guarantees
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”) effective December 31, 2002. The Company has the following financial guarantees:
•	In connection with the sale by New Focus, Inc. of its passive component line to Finisar, Inc., New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This indemnification expires in May 2009 and has no maximum liability. In connection with the sale by New Focus of its tunable laser technology to Intel Corporation, New Focus has indemnified Intel against losses for certain intellectual property claims. This indemnification expires in May 2008 and has a maximum liability of $7.0 million. The Company does not expect to pay out any amounts in respect of these indemnifications, therefore no accrual has been made.

•	The Company indemnifies its directors and certain employees as permitted by law. The Company has not recorded a liability associated with these indemnification arrangements as the Company historically has not incurred any costs associated with such indemnifications. Costs associated with such indemnifications may be mitigated by insurance coverage that the Company maintains.

•	The Company also has indemnification clauses in various contracts that it enters into in the normal course of business, such as those issued by its bankers in favor of several of its suppliers or indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing the Company’s products should such products infringe the intellectual property rights of a third party. The Company has not historically paid out any amounts related to these indemnifications and does not expect to in the future, therefore no accrual has been made for these indemnifications.

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

Provision for warranties
(in thousands)
At July 2, 2005	$3,782
Warranties issued	159
Warranties utilized	(82)
Warranties expired, and other changes in liability	(23)
Foreign Exchange	(49)

At October 1, 2005	$3,787

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
The Amended Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Complaint seeks unspecified damages (or in the alternative rescission for those class members who no longer hold ordinary shares, in the case of Bookham Technology plc or common stock, in the case of New Focus), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the individual defendants were dismissed, without prejudice,from the action. In July 2002, all defendants filed Motions to Dismiss the Amended Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.
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
In addition, in October 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages in connection with Mr. Yue’s conduct during the acquisition of Globe Y. Technology, Inc. by New Focus. In February 2004, New Focus filed a corrected amended cross-complaint against Mr. Yue. On October 18, 2005, the Court dismissed the corrected amended cross-complaint with leave to amend. On October 28, 2005, New Focus filed a second amended cross complaint. The trial date had been set for November 14, 2005 and the Court has scheduled 15 days for the trial. The Company intends to conduct a vigorous defense of this lawsuit.
Note 10. Restructuring
The following table summarizes the activity related to the restructuring liability for the three months ended October 1, 2005:

	Accrued	Amounts				Accrued
	restructuring	charged to				restructuring
	costs at	restructuring				costs at
	July 2,	costs and	Amounts	Amounts paid		October 1,
(in thousands)	2005	other	reversed	or written off	Adjustments	2005
Lease cancellations and commitments	$18,519	$137	$(8)	$(2,320)	$(338)	$15,990
Termination payments to employees and related costs	6,312	1,784	(108)	(2,610)	(92)	5,286

Total restructure accrual and other	$24,831	$1,921	$(116)	$(4,930)	$(430)	$21,276

Less non-current accrued restructuring charges	$(9,888)					$(7,697)

Accrued restructuring charges included within other accrued liabilities	$14,943					$13,579

In May 2004, the Company announced a plan of restructuring, primarily related to the transfer of its assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. In the quarter ended October 1, 2005 the restructuring charges recorded for termination payments to employees and related costs were primarily related to the employees in the Company’s assembly and test operations in Paignton who have been identified for termination and are being retained until the transition of the operations to Shenzhen, China is complete. Costs of their severance and retention are being accrued over their remaining service period. The period of transition will extend at least into the quarter ended March 31, 2006, and is largely concurrent with the fulfilling of purchase orders and last time buys under the Nortel Networks supply agreement. As of October 1, 2005 the Company had spent $16 million related to this plan, and in total anticipates spending approximately $25 million to $30 million related to this plan (approximately 90% related to personnel and 10% related to lease commitments).
In connection with various plans of restructuring, and the assumption of restructuring accruals upon the acquisition of New Focus, in the quarter ended October 1, 2005 the Company continued to make scheduled payments drawing down the lease cancellations and commitments portion of the restructuring accrual. Remaining net payments of lease cancellation and commitments under these actions are included in the ending accrual as of October 1, 2005.
Note 11. Segments of an Enterprise and Related Information
The Company is currently organized and operates as two operating segments: Optics, and Research and Industrial. The Optics segment designs, develops, manufactures, markets and sells optical solutions for telecommunications and industrial applications. The Research and Industrial segment designs, manufactures, markets and sells photonic and microwave solutions. The Company evaluates the performance of its segments and allocates resources based on consolidated revenues and overall profitability.

Segment information for the three months ended October 1, 2005 and October 2, 2004 is as follows:

	Three months ended
	October 1,	October 2,
	2005	2004
	(in thousands)
Total revenues:
Optics	$56,496	$37,457
Research and Industrial	6,101	6,107

Consolidated total revenues	$62,597	$43,564

Net loss:
Optics	$(542)	$(37,782)
Research and Industrial	7	(479)

Consolidated net loss	$(535)	$(38,261)

For the period ended October 2, 2004, JCA Technology, Inc.’s results consolidated in the Research and Industrial segment amounted to $77,000 of revenue and a loss of $306,000. The Company sold JCA Technology, Inc. to Endwave Corporation in July 2004.
Note 12. Significant Business Combinations
On August 10, 2005, the Company’s Bookham Technology plc subsidiary acquired all of the share capital of City Leasing (Creekside) Limited for consideration of approximately $1, plus transaction costs. The following is the purchase price allocation related to this business combination (in thousands):

Purchase Price
Allocation
Purchase price:
Cash	$0
Transaction costs	685

$685

Allocation of purchase price:
Cash, including restricted cash	$8,378
Net monetary assets	4,092
Deferred tax liabilities	(11,785)

$685

The net monetary assets acquired primarily represent lease receivables and loans payable to and from parties related to the entity from which the Company acquired Creekside. The Company has the right to offset these balances, and in accordance with FIN 39 — Offsetting of Amounts Related to Certain Contracts is reflecting these amounts net on its balance sheet. The contracts underlying the receivables and loans are denominated in United Kingdom pounds sterling. These loans, in the amounts of $32 million and $75 million based on the October 1, 2005 exchange rate of 1.76 U.S. dollars per UK pound sterling, accrue interest at annual rates of 5.54% and 5.68%, respectively. The first loan is due on October 14, 2005 and the second loan is due in equal installments on July 14, 2006 and October 16, 2007, with the lease receivables substantially concurrent with this schedule as to timing and exceeding the amounts due in magnitude. The Company anticipates applying capital allowances of Bookham Technology plc to reduce tax liabilities assumed from Creekside. Accordingly as a result of the acquisition of Creekside, the Company has recognized a one time tax gain of $11.8 million related to the expected realization of these tax assets. No results of Creekside have been included in our results of operations for periods prior to August 10, 2005, after which point Creekside is included in our consolidated results of operations.

Note 13. Significant Related Party Transactions
As of October 1, 2005, Nortel Networks had an 11.8% ownership interest in the Company. The Company also has outstanding notes due to Nortel Networks in the amounts of $25.8 million due in November 2006 and $20.0 million due in November 2007. In the ordinary course of business, the Company has entered into the following transactions, and has the following trade balances with Nortel
(in thousands):

		Accounts Receivable
Sales To	Purchases From	From, Net	Amounts Payable To
$33,708	$—	$11,284	$554

Note 14. — Subsequent Events
On October 17, 2005, the Company completed a public offering of its common stock, issuing a total of 11,250,000 shares at a price per share to the public of $4.75, and receiving $50.2 million of cash proceeds, net of commissions paid to the underwriters and prior to paying offering costs and expenses.
On October 27, 2005, at the Company’s annual meeting, the stockholders of the Company approved the 2004 stock incentive plan and authorization of 4,000,000 shares of common stock for issuance under that plan, the 2004 employee stock option plan and the 2004 sharesave scheme and the authorization of 500,000 shares of common stock for issuance under each of those plans, and the authorization of an additional 5,000,000 shares of common stock for issuance under the 2004 stock incentive plan.

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
Overview
We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. We principally sell our optical component products to optical systems vendors as well as to customers in the data communications, military, aerospace, industrial and manufacturing industries. Customers for our photonics and microwave product portfolio include academic and governmental research institutions that engage in advanced research and development activities. Our products typically have a long sales cycle. The period of time between our initial contact with a customer and the receipt of a purchase order is frequently a year or more. In addition, many customers perform, and require us to perform, extensive process and product evaluation and testing of components before entering into purchase arrangements.
We operate in two business segments: optics and research and industrial. Optics relates to the design, development, manufacture, marketing and sale of optical solutions for telecommunications and industrial applications. Research and industrial relates to the design, manufacture, marketing and sale of photonics and microwave solutions.
Effective September 10, 2004, we changed our corporate domicile from the United Kingdom to the United States and our reporting currency from pounds sterling to U.S. dollars. Our consolidated financial statements are stated in U.S. dollars as opposed to pounds sterling, which was the currency we previously used to present our financial statements. In addition, in connection with the change in domicile, we changed our fiscal year end from December 31 to the Saturday closest to June 30. Our financial statements are now prepared based on fifty-two/fifty-three week annual cycles. Our consolidated financial statements reported in U.S. dollars depict the same trends as would have been presented if we had continued to present financial statements in pounds sterling.
Recent Developments
On October 17, 2005, we completed a public offering of our common stock, issuing a total of 11,250,000 shares at a price to the public of $4.75, and receiving $50.2 million of cash proceeds, net of commissions paid to the underwriters and prior to paying offering costs and expenses.
On October 27, 2005, at our annual meeting, our stockholders of approved the 2004 stock incentive plan and authorization of 4,000,000 shares of common stock for issuance under that plan, the 2004 employee stock option plan and the 2004 sharesave scheme and the authorization of 500,000 shares of common stock for issuance under each of those plans, and the authorization of an additional 5,000,000 shares of common stock for issuance under the 2004 stock incentive plan.
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
The critical accounting policies we identified in our Annual Report on Form 10-K for the year ended July 2, 2005 related to revenue recognition and sales returns, inventory valuation, valuing warrants and conversion features in connection with our 7.0% senior convertible debentures, accounting for acquisitions and goodwill, impairment of goodwill and intangibles, and accounting for acquired in-process research and development. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed in our Annual Report on Form 10-K, as filed with the SEC on September 8, 2005.

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R- Share-Based Payment which requires companies to recognize in their statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. We adopted the new pronouncement on July 3, 2005, using the modified-prospective-transition method. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures is no longer permissible. The application of SFAS No. 123R involves significant amounts of judgment in the determination of inputs into the Black-Scholes model which we use to determine the value of employee stock options. These inputs are based upon assumptions as to volatility, risk free interest rates and the expected life of the options. In the quarter ended October 2, 2005 we recorded a total of $2.9 million of stock compensation related expenses, of which $1.7 million relates to certain performance based options for which the related performance targets were met in the quarter.

Results of Operations
Revenues

	Period Ended
	October 1,	October 2,	Percentage
$ Millions	2005	2004	Change
	(unaudited)	(unaudited)	(unaudited)
Net revenues	$62.6	$43.6	44%
Revenues for the quarter ended October 1, 2005 increased by $19.0 million, or 44%, over revenues for the quarter ended October 2, 2004. This increase was largely due to sales to our largest customer, Nortel Networks, increasing to $33.7 million for this quarter from $19.9 million in the quarter ended October 2, 2004. In percentage terms, Nortel represented 54% of our revenue this quarter, compared to 46% in the quarter ended October 2, 2004. These increases are largely related to the amendment to our supply agreement with Nortel, in March 2005, pursuant to which Nortel issued non-cancelable purchase orders totaling approximately $100 million for products which we are discontinuing production, referred to as Last-Time-Buy products, and products which we are not discontinuing, based on revised pricing, to be delivered through March 2006. The Last-Time-Buy products, represented approximately $50 million of the $100 million of non-cancelable purchase orders we received. In connection with this supply agreement we also manufactured $1.5 million in inventory to which Nortel accepted title and for which Nortel paid, but which will not be recognized as revenue until future quarters in which precise shipping requests are received from Nortel. We expect revenues from Last-Time-Buy products will decline in the second quarter of fiscal 2006, and to continue declining in future quarters as we fulfill the related purchase orders.
Revenue in our Optics segment from customers other than Nortel, grew by 30%, to $22.8 million in the quarter ended October 1, 2005 from $17.6 million in the quarter ended October 2, 2004, mostly with respect to products sold into the metro market, particularly our 10G metro transmitters and amplifiers.
Revenues from our research and industrial segment, comprised primarily of our New Focus division which designs, manufactures, markets and sells photonic and microwave solutions, remained consistent at $6.1 million in the quarter ended October 1, 2005 and in the corresponding quarter in the prior year.
Cost of Revenues

	Period Ended
	October 1,	October 2,	Percentage
$ Millions	2005	2004	Change
	(unaudited)	(unaudited)	(unaudited)
Cost of revenues	$48.2	$45.7	5%
Our cost of revenues consists of the costs associated with manufacturing our products and includes the purchase of raw materials, labor and related overhead, including stock compensation. It also includes the costs associated with under-utilized production facilities and resources, as well as the charges for the write-down of impaired manufacturing assets or restructuring related costs, which are categorized as “Net Charges.” Charges for inventory obsolescence, the cost of product returns and warranty costs are also included in cost of revenues. Costs and expenses of the manufacturing resources which relate to the development of new products are included in research and development.
Our cost of revenues for the quarter ended October 1, 2005 increased 5% compared to the quarter ended October 2, 2004 primarily due to our higher level of revenues. Relative to the 44% growth in our revenues between these periods, the growth in our cost of sales is modest and reflects an increase in volume production at a fixed cost base, reductions in our manufacturing overhead costs, lower variable product costs and the initial benefits of a lower cost structure of our assembly and test operations in China. In the current quarter we produced $19.7 million of products from the Shenzhen facility compared with $1.1 million in the quarter ended October 2, 2004. During the quarter, we continued to transfer assembly and testing operations from Paignton, UK to our facility in Shenzhen, China, where we expect to continue to benefit from the lower costs of production. During the quarter, these benefits were somewhat offset by some duplicate spending in our assembly and test operations, as we maintained our assembly and product testing facility located in Paignton while continuing to invest in the ramp-up of the Shenzhen facility. The current quarter also includes $0.9 million of stock compensation changes.

Gross Margin

	Period Ended
	October 1,	October 2,	Percentage
$ Millions	2005	2004	Change
	(unaudited)	(unaudited)	(unaudited)
Gross margin	$14.4	$(2.1)	n/a
Gross margin rate	23%	(5)%
Gross margin consists of revenues less cost of sales. The gross margin rate is the resulting gross margin as a percentage of revenues.
Our gross margin rate improved in the quarter ended October 1, 2005 compared to the quarter ended October 2, 2005, primarily because of the positive impact of higher revenues spread across our lower fixed manufacturing costs. The volume and pricing of sales under the Nortel Networks supply agreement also positively affected our gross margin rate. We expect our gross margin rate will be subject to downwards pressure as purchases under this agreement decline over the next few quarters.
During the quarter ended October 1, 2005, we had revenues of $4.2 million related to, and recognized $1.8 million of profits on, inventory that had been carried on our books at zero value. In the quarter ended October 2, 2004, we had revenues of $3.8 million related to, and recognized profits on, inventory that had been carried on our books at zero value. In both quarters, the inventory had originally been acquired in connection with our purchase of the optical components business of Nortel Networks. We believe we will have revenues of between $3 million and $5 million related to this zero value inventory in the next twelve months. While this inventory is carried on our books at zero value, and its sale generates higher margins than most of our new products, we incur additional costs to complete the manufacturing of these products prior to sale.
Research and Development Expenses

	Period Ended
	October 1,	October 2,	Percentage
$ Millions	2005	2004	Change
	(unaudited)	(unaudited)	(unaudited)
R&D expenses	$10.4	$12.4	(16)%
% of net revenues	17%	28%
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock compensation, costs of design tools and computer hardware, and costs related to prototyping. The decrease in the quarter ended October 1, 2005 from the quarter ended October 2, 2004 is primarily the result of a corresponding reduction in the number of research and development employees and the closure of research sites and consolidation of development programs between these periods. The current quarter also included $0.7 million of stock compensation.
Selling, General and Administrative Expenses

	Period Ended
	October 1,	October 2,	Percentage
$ Millions	2005	2004	Change
	(unaudited)	(unaudited)	(unaudited)
SG&A expenses	$13.1	$17.6	26%
% of net revenues	21%	40%
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock compensation, legal and professional fees, facilities expenses, insurance expenses and information technology costs. The reduction in the quarter ended October 1, 2005 from the quarter ended October 2, 2004 was due to a reduction in personnel related expenses as a result of a reduction in the numbers of related personnel and other cost savings from the consolidation of sites in the US, and closure of our UK headquarters site, as well the absence of $2.4 million of one time costs in the quarter ended October 2, 2004 arising from our September 2004 change of corporate domicile. The current quarter also included $1.4 million of stock compensation.

Amortization of Purchased Intangible Assets

	Period Ended
	October 1,	October 2,	Percentage
$ Millions	2005	2004	Change
	(unaudited)	(unaudited)	(unaudited)
Amortization	$2.7	$2.6	4%
Our purchased intangible assets have generally been acquired in connection with business combinations we have entered into in prior years. We did not complete any business combinations in the quarter ended October 2, 2004, or in the period since October 2, 2004, other than the acquisition of Creekside from Deutsche Bank in a transaction involving no purchased intangible assets, and, accordingly, our expenses for the amortization of purchased intangible assets have remained relatively consistent.
Restructuring

	Period Ended
	October 1,	October 2,
$ Millions	2005	2004
	(unaudited)	(unaudited)
Lease cancellation and commitments	$0.1	$(0.1)
Termination payments to employees and related costs	1.7	4.4

	$1.8	$4.3

In May 2004, we announced a plan of restructuring, primarily related to the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. In September 2004, we announced that the plan would also include the transfer of our main corporate functions, including consolidated accounting, financial reporting, tax and treasury, from Abingdon, U.K. to our new U.S. headquarters in San Jose, California. The charges in the quarter ended October 2, 2004 related to termination payments to employees and related costs recorded in connection to these actions. In the quarter ended October 1, 2005 the charges for termination payments to employees and related costs were primarily recorded in connection with the employees in our assembly and test operations in Paignton, who have been identified for termination and are being retained until the transition of the operations to Shenzhen, China is complete. Costs of their severance and retention are being accrued over their remaining service period. The period of transition will extend at least into the quarter ended March 31, 2006, and is largely concurrent with the fulfilling of purchase orders and last time buys under the Nortel Networks supply agreement.
As of October 1, 2005 we had spent $16 million in connection with this plan, and in total we anticipate spending approximately $24 million to $30 million in connection with this plan (approximately 90% related to personnel and 10% related to lease commitments).
Impairment/(Recovery) of Long-Lived Assets

	Period Ended
	October 1,	October 2,
$ Millions	2005	2004
	(unaudited)	(unaudited)
Impairment/(recovery) of long-lived assets	$(1.3)	$0
In the quarter ended October 1, 2005, we sold a parcel of land in Swindon, U.K., which had previously been accounted for as held for sale. The proceeds were $15.5 million, resulting in a gain of $1.3 million, net of transaction costs. The book value of this land had previously been impaired and written-down to fair market value, and therefore the net gain is being reflected as a recovery of this impairment.
Other Income/(Expense) (Net)

	Period Ended
	October 1,	October 2,
$ Millions	2005	2004
	(unaudited)	(unaudited)
Other income/(expense) (net)	$(0.9)	$0.1
Other income/(expense) primarily consists of interest expense, interest income and foreign currency gains and losses, including unrealized gains or losses on forward contracts marked to market at the end of the accounting period. The increase in expense in the quarter ended October 1, 2005 was primarily related to interest and the amortization of issuance premiums from our issuance of $25.5 million of 7% convertible debt in December 2004, along with realized losses on foreign currency forward contracts, which somewhat exceeded unrealized gains on foreign currency forward contracts.
Income Tax Benefit/(Provision)
In the quarter ended October 1, 2005, we recorded a one time tax gain of $11.8 million related to our anticipated use of capital allowance carry forwards to offset deferred tax liabilities assumed upon the acquisition of Creekside.
Liquidity, Capital Resources and Contractual Obligations
Liquidity and Capital Resources
Operating activities

	Period Ended
	October 1,	October 2,
$ Millions	2005	2004
	(unaudited)	(unaudited)
Net loss	$(0.5)	$(38.3)

Non-cash accounting charges:
Depreciation and amortization	7.7	7.4
Impairment/(recovery) of long-lived assets	(1.3)	—
Stock-based compensation	2.9	0.1
Unrealized gain on foreign currency contracts	(0.6)	—
One time tax gain	(11.8)	—
Losses on currency remeasurement of notes payable	0.4	—
Amortization of interest expense for warrants and beneficial conversion feature	0.6	—
Write-off of long-term investments	—	0.1
Gains on sale property and equipment	(0.9)	(0.6)

Total non-cash accounting charges	(3.0)	7.0
Decrease/(increase) in working capital	(7.4)	(3.9)

Net cash used in operating activities	$(10.9)	$(35.2)

Operating activities
Net cash used in operating activities for the quarter ended October 1, 2005 was $10.9 million, of which $3.0 million was due to our net loss for the period adjusted for non-cash accounting charges. The remaining $7.4 million was due to the net change in our working capital, which arose primarily from increases in accounts receivable, in part related to our higher revenues in the quarter, and increases in inventories related to ramping up our Shenzhen manufacturing facility while still operating our Paignton facility.
Net cash used in operating activities for the three month period ended October 2, 2004 was $35.2 million, primarily resulting from the loss from operations of $38.3 million, offset by non-cash accounting charges of $7.0 million and a $3.9 million decrease in working capital. The decrease in working capital was the result of a decrease in accounts payable and accrued expenses, principally in connection with the payment of Onetta acquisition liabilities, offset by reductions in prepaid expenses and other assets which generated cash of $4.7 million.
Investing activities
Investing activities generated net cash of $7.8 million in quarter ended October 1, 2005, primarily as a result of assuming net cash of $7.8 million, excluding restricted cash, in connection with the acquisition of Creekside, which is described in more detail below. Investing activities in the quarter ended October 2, 2004 generated net cash of $2.7 million, primarily consisting of $5.7 million from the sale of JCA, offset by $5.2 million of capital expenditures.
On August 10, 2005, Bookham Technology plc, our wholly-owned subsidiary, entered into a share purchase agreement pursuant to which Bookham Technology plc purchased all of the issued share capital of City Leasing (Creekside) Limited, a subsidiary of Deutsche Bank, for consideration of £1.00 (plus professional fees of approximately £455,000). The parties to the share purchase agreement are Bookham Technology plc, Deutsche Bank and London Industrial Leasing Limited, a subsidiary of Deutsche Bank, which we refer to as London Industrial. Creekside was utilized by Deutsche Bank in connection with the leasing of four aircraft to a third party. The leasing arrangement is structured as follows: Phoebus Leasing Limited, a subsidiary of Deutsche Bank, which we refer to as Phoebus, leases the four aircraft to Creekside under the primary leases and Creekside in turn sub-leases the aircraft to a third party. Under the sub-lease arrangement, the third party lessee who utilizes the aircraft, whom we refer to as the Sub-Lessee, makes sublease payments to Creekside, who in turn must make lease payments to Phoebus under the primary leases. To insulate Creekside from any risk that the Sub-Lessee will fail to make payments under the sub-lease arrangement, prior to the execution of the share purchase agreement, Creekside assigned its interest in the Sub-Lessee payments to Deutsche Bank in return for predetermined deferred consideration amounts, which we refer to as Deferred Consideration, which are paid directly from Deutsche Bank. Additionally, on closing the transaction, Deutsche Bank loaned Creekside funds to (i) pay substantially all of the rentals under the primary lease with Phoebus, excluding an amount equal to £400,000, and (ii) repay an existing loan made by another wholly owned subsidiary of Deutsche Bank to Creekside. The obligation of Creekside to repay the Deutsche Bank loans may be fully offset against the obligation of Deutsche Bank to pay the Deferred Consideration to Creekside.
As a result of these transactions, Bookham Technology plc will have available through Creekside cash of approximately £6.63 million (approximately $12.2 million, based on an exchange rate of £1.00 to $1.8403, the noon buying rate on September 2, 2005 for cable transfers in foreign currencies as certified by the Federal Reserve Bank of New York). Under the terms of the agreement, Bookham Technology plc received £4.2 million (approximately $7.5 million) of available cash when the transaction closed on August 10, 2005. An additional amounts of £1 million (approximately $1.8 million) has since been received on October 14, 2005, £1 million (approximately $1.8 million) will be available on July 14, 2006 and the balance of approximately £431,000 (approximately $793,000) will be available on July 16, 2007.
At the closing of this transaction, Creekside had receivables (including services and interest charges) of £73.8 million (approximately $135.8 million) due from Deutsche Bank in connection with certain aircraft subleases of Creekside and cash of £4.7 million (approximately $8.6 million), of which £4.2 million was immediately available. The assignment was made in exchange for the receivables, which are to be paid by Deutsche Bank to Creekside in three installments, with the last payment being made on July 16, 2007. In accounting for this transaction, we have recorded the receivables and payables as net assets on our balance sheet.
Creekside and Deutsche Bank entered into two facility agreements relating to a loan in the principal amount of £18.3 million (approximately $33.7 million) and a loan in the principal amount of £42.5 million including interest (approximately $78.2 million), which together will accrue approximately £3.6 million (approximately $6.6 million) in interest during the term of these loans. At the closing, Creekside used the loans to repay amounts outstanding under a loan dated April 12, 2005 between Creekside, as borrower, and City Leasing (Donside) Limited, a subsidiary of Deutsche Bank, as lender, and to pay part of Creekside’s rental obligations under the lease agreements.
At August 10, 2005, Creekside had long-term liabilities to Deutsche Bank under the loans, an agreement to pay Deutsche Bank £8.3 million (approximately $15.3 million)(including principal and interest) to cover settlement of current Creekside tax liabilities and £0.4 million (approximately $0.7 million) of outstanding payments due to Deutsche Bank under the lease agreements; we refer to these collectively as the Obligations.
Creekside will use the Deferred Consideration to pay off the Obligations over a period of two years, or the Term, such that the Obligations will be offset in full by the receivables and result in Bookham Technology plc having excess cash of approximately £6.63 million (approximately $12.2 million) available to it during the Term. Bookham Technology plc expects to surrender certain of its tax losses against any U.K. taxable income that may arise as a result of the Deferred Consideration, to reduce any U.K. taxes that would otherwise be due from Creekside.
The loans issued by Deutsche Bank may be prepaid in whole at any time with 30 days’ prior written notice to Deutsche Bank. The loan for £18.3 million is repayable by Creekside on October 14, 2005, and the loan for £42.5 million is repayable by Creekside in installments of £23.5 million (approximately $43.2 million) on July 14, 2006 and £22.5 million (approximately $41.4 million) on July 16, 2007. The loans accrue interest at rates of 5.54% and 5.68% per year, respectively. Events of default under the loans include failure by Creekside to pay amounts under the loans when due, material breach by Creekside of the terms of the lease agreements and related documentation, a judgment or order made against Creekside that is not stayed or complied with within seven days or an attachment by creditors that is not discharged within seven days, insolvency of Creekside or failure by Creekside to make payments with respect to all or any class of its debts, presentation of a petition for winding up of Creekside, and appointment of any administrative or other receiver with respect to Creekside or any material part of Creekside’s assets. While Deutsche Bank may accelerate repayment under the facility agreements upon an event of default, these loans will be fully offset against the receivables, as described above.
Pursuant to the terms of the agreements governing this transaction, we believe that we have not assumed any material credit risk in connection with these arrangements. The material cash flow obligations associated with Creekside are directly related to Deutsche Bank’s obligations to pay Creekside the Deferred Consideration, and Creekside’s obligation to repay the loans to Deutsche Bank. The obligations of Creekside to repay the Deutsche Bank loans can be fully offset against Deutsche Bank’s obligation to pay the Deferred Consideration. Any Sub-Lessee default has no impact on Deutsche Bank’s obligation to pay Creekside the Deferred Consideration. Regarding the primary leases between Phoebus and Creekside, all but £400,000 has been paid. For these reasons, we believe we do not bear a material risk and have no substantial continuing payments or obligations.
Under the share purchase agreement and related documents, London Industrial and Deutsche Bank have indemnified us, Bookham Technology plc and Creekside with respect to contractual obligations and liabilities entered into by Creekside prior to the closing of the transaction and certain tax liabilities of Creekside that may arise in taxable periods both prior to and after the closing.
Pursuant to an administration agreement between Creekside, City Leasing Limited, a subsidiary of Deutsche Bank, and Deutsche Bank, Creekside is to be administered during the Term by City Leasing Limited to ensure Creekside complies with its obligations under the lease agreements.

In accordance with the terms of the primary leases and the sub-leases, Phoebus is ultimately entitled to the four aircraft in the event of default by the Sub-Lessee. An event of default will not impact the payment obligations described above.
Financing activities
In the quarter ended October 1, 2005, we generated $14.7 million, net of costs, from the sale of a parcel of land in Swindon UK, which is described in more detail below.
In the quarter ended October 2, 2004, we repaid $5.1 million of capital lease obligations assumed in connection with the acquisition of Onetta, Inc.
On September 13, 2005, Bookham Technology plc entered into a contract with Abbeymeads LLP to sell a parcel of vacant land at Haydon Wick, Blunsdon, Swindon, Wiltshire, U.K. The transaction closed on September 13, 2005, resulting in proceeds to us of £8.5 million (approximately $15.5 million, based on the exchange rate of £1.00 to $1.8214, the noon buying rate on September 13, 2005 for cable transfers in foreign currencies as certified by the Federal Reserve Bank of New York).
Sources of Cash
In the past three years, we have funded our operations from several sources, including through public offerings in 2000 and 2005, and acquisitions. As of October 1, 2005, we held $43 million in cash, cash equivalents and restricted cash. On October 17, 2005 we raised $50.5 million net of underwriting commissions and prior to paying offering costs and expenses through a public offering of 11,250,000 shares of our common stock. We do not have any bank lending facilities, borrowings or lines of credit, except for the secured and unsecured notes in the principal amount of $50.0 million we issued to Nortel Networks, of which $45.9 million is outstanding at October 1, 2005, and the $25.5 million of 7% convertible notes we issued in December 2004.
Future Cash Requirements
In our Annual Report on Form 10-K for the year ended July 2, 2005, filed on September 8, 2005, we described our need to raise between $20 million and $30 million by December 31, 2005 in order to continue our planned level of operations through fiscal 2006, and a need to raise $50 million to $60 million on a cumulative basis by August 2006 to maintain a minimum $25 million cash requirement under the notes issued to Nortel Networks.
We have since exceeded these targeted thresholds by raising approximately $77 million (net of estimated fees and including $3.7 million in proceeds which are yet to be payable) from our sale of the Swindon land, and our acquisition of Creekside and the sale of 11,250,000 shares of our common stock in a public offering.
Nevertheless, we have a history of negative cash flow, and we have debt instruments outstanding in the amounts of $25.9 million, $25.5 million and $20.0 million which are payable in November 2006, November 2007 and December 2007, respectively. In the future, we may require additional financing to satisfy all or some of these obligations. In the future, other events or opportunities may also arise, requiring us to sell additional assets or issue additional equity or debt. From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. We continue to consider potential acquisition candidates. Any of these transactions could involve the issuance of a significant amount of new equity securities, debt, and/or cash consideration. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.
Risk Management—Foreign Currency Risk
We are exposed to fluctuations in foreign currency exchange rates and interest rates. As our business has grown and become more multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States, we expect that a substantial portion of our revenues will be denominated in U.S. dollars, while the majority of our expenses will continue to be denominated in U.K. pounds sterling until our facility in Shenzhen, China is fully operational. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. We enter into foreign currency contracts in an effort to mitigate our exposure to such fluctuations, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency contracts can have an adverse effect on our financial condition. As of October 1, 2005, we held two foreign currency exchange contracts with a nominal value of $23.1 million that include put and call options which expire at various dates from October 2005 to March 2006. In addition, the promissory notes we issued in connection with the acquisition of the optical components business from Nortel Networks are denominated in U.S. dollars.

Contractual Obligations
There have been no material changes to the contractual obligations disclosed as at July 2, 2005 in our Annual Report on Form 10-K filed with the SEC on September 8, 2005, other than contractual obligations related to our acquisition of Creekside, as described under investing activities within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Off-Balance Sheet Arrangements
We are not currently party to any material off-balance sheet arrangements.
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
We have never been profitable. We have incurred losses and negative cash flow from operations since our inception. As of October 1, 2005, we had an accumulated deficit of $877 million.
Our net loss for the three months ended October 1, 2005 was $0.5 million and for the year ended July 2, 2005 was $248 million, which included goodwill and intangibles impairment charges of $114.2 million and restructuring charges of $21 million. Even though we generated positive gross margins in each of the three month periods ended October 1, 2005, July 2, 2005 and April 2, 2005, we have a history of negative gross margins and we may not be able to maintain positive gross margins if we do not continue to reduce our costs, improve our product mix and generate sufficient revenues from new and existing customers to offset the revenues we will lose after Nortel Networks completes its purchases pursuant to purchase orders for certain last-time buys, as described below. We remain highly dependent on sales to Nortel Networks and we expect revenues from Nortel Networks to decrease significantly into and including the third quarter of fiscal 2006.
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
A key element of our cost reduction program is the successful transfer of substantially all of our assembly and test operations from Paignton, U.K. to Shenzhen, China. Accordingly, we expect that our ability to transfer manufacturing capabilities to, and to operate effectively in China, is critical to the overall success of our business. We began to implement the transfer of our assembly and test operations from Paignton to Shenzhen in the fall of 2004 and we expect to complete the transfer in the first half of fiscal 2006. Our business and results of operations would be materially adversely affected if we experience delays in, increased costs related to, or if we are ultimately unable to:
•	qualify our manufacturing lines and the products we produce in Shenzhen, as required by our customers;
•	transfer our assembly and test equipment from Paignton to Shenzhen;
•	attract qualified personnel to operate our Shenzhen facility;
•	retain employees at our Shenzhen facility;
•	achieve the requisite production levels for products manufactured at our Shenzhen facility;
•	retain employees at our Paignton facility to produce certain last-time buy products for Nortel Networks; and
•	wind down operations at our Paignton facility.
We may not be able to satisfy customer demand in a timely and cost effective manner as we transition our assembly and test operations from the United Kingdom to China.
We are in the process of transferring assembly and test operations previously undertaken at our Paignton facility to our Shenzhen facility. Fluctuations in customer demand present challenges and require us to continually assess and predict demand appropriately in order to ensure availability and staffing of assembly and test facilities sufficient to meet that demand. For example, in the quarters ended October 1, 2005, July 2, 2005 and April 2, 2005, we experienced increased customer demand for certain of our products that required that we operate our Paignton facility at greater capacity than we had anticipated when we implemented our most recent restructuring plan. This increased use of the Paignton facility to meet customer demands constrained the planned transition of our assembly and test operations from our facility in the U.K. to China and increased our expenses as we kept our U.K. production line operating. In addition, if we are not able to fill customer orders on time due to our inability to forecast customer demand, our reputation may be harmed with those customers and other potential customers.
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
Historically, Nortel Networks has been our largest customer. In the quarter ended October 1, 2005 and in the fiscal year ended July 2, 2005, respectively, we sold $33.7 million and $89.5 million of products and services to Nortel Networks, or 54% and 45% of our total revenues during such periods.
In connection with the second addendum to the supply agreement with Nortel Networks, which we entered into on May 2, 2005, Nortel Networks issued non-cancelable purchase orders for last-time buys of certain products that we have decided to discontinue and for certain other non last-time buys totaling approximately $100 million. Approximately $50 million of this represents last-time buys and approximately $50 million represents non last-time buys, all of which are scheduled to be delivered to Nortel Networks through March 31, 2006. These purchase orders will automatically expire on March 31, 2006, or earlier if certain events occur. Taking into account these purchase orders, we expect Nortel Networks to account for more than 50% of our revenues in the quarter ended December 31, 2005, and as the final purchase orders for last-time buys are filled in the third fiscal quarter of 2006, we anticipate that revenues from Nortel Networks will begin to decrease and may continue to decline for at least several quarters thereafter. There can be no assurances that we will be able to replace this revenue.
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
We are party to a supply agreement with Nortel Networks that has been amended twice, most recently in May 2005. Pursuant to the terms of the supply agreement, as amended, Nortel Networks issued non-cancelable purchase orders for last-time buys of certain products and other non last-time buys products with a value that we estimate to be approximately $100 million, all of which are expected to be delivered to Nortel Networks over the next six to nine months. The provisions of the second addendum to the supply agreement also include increased prices and adjustment in payment terms of certain of the products we ship to Nortel Networks through March 31, 2006. These provisions will terminate automatically if we: (i) materially breach the terms of the supply agreement, (ii) default under the terms of the promissory notes issued to Nortel Networks and related agreements, as described below, (iii) are subject to a change in control or (iv) experience an insolvency event. If any of the foregoing events were to occur, Nortel Networks would have the right to cancel the purchase orders they submitted, which would result in the loss of revenues and cashflow from any of the remaining otherwise non-cancelable purchase orders issued pursuant to the second addendum to the supply agreement. In addition, to the extent that Nortel Networks decides to purchase any additional products under the second addendum, the increased prices for those products we ship to Nortel Networks would have to be re-negotiated at prices lower than those set forth in the supply agreement, as amended.
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

In connection with our acquisition of the optical components business of Nortel Networks, we issued two promissory notes in an initial aggregate principal amount of $50 million. As of October 1, 2005, approximately $45.9 million aggregate principal amount was outstanding under these two notes. The notes provide that, upon an event of default, Nortel Networks can declare all principal and interest payable under the notes immediately due and payable. Pursuant to the terms of the notes, an event of default includes: (i) failure to pay any interest or principal on the notes when due, (ii) any event which results in the payment of any other debt in an amount in excess of $5 million in advance of the scheduled maturity date, (iii) failure to maintain a cash balance of $25 million or greater after August 2006, (iv) a material default under notes or certain other agreements entered into in connection with the notes, (v) our becoming subject to a bankruptcy event and (vi) failure to provide certain financial information to Nortel Networks within the schedules provided for in the notes. Any event of default under these notes would also trigger an event of default under our 7% senior unsecured convertible debentures due December 2007, which have an aggregate principal amount of $25.5 million. If an event of default were to occur and the principal and interest payable under the notes were accelerated, we would not be able to pay the notes issued to Nortel Networks or the 7% senior unsecured convertible debentures due December 2007 without selling a substantial amount of our assets, if at all, which would have a material adverse impact on our ability to continue the conduct of our business.
We and our customers are each dependent upon a limited number of customers.
Historically, we have generated most of our revenues from a limited number of customers. Sales to one customer, Nortel Networks, accounted for 54% and 45% of our revenues for the quarter ended October 1, 2005 and the year ended July 2, 2005. In addition to the reduced outlook for revenue from Nortel Networks after the non-cancelable purchase orders are filled, we expect that revenue from our other major customers may decline or fluctuate significantly in fiscal 2006 and beyond. We may not be able to offset any such decline in revenues from our existing major customers with revenues from new customers.
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
We are taking advantage of the comparatively low manufacturing costs in China by transferring substantially all of our assembly and test operations to our facility in Shenzhen, China. Operations in China are subject to greater political, legal and economic risks than our operations in other countries. In order to operate the facility, we must obtain required legal authorization and train and hire a workforce. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and other matters. In addition, we may not obtain the requisite legal permits to continue to operate in China and costs or operational limitations may be imposed in connection with obtaining and complying with such permits.
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
In connection with our acquisition of the optical components business from Nortel Networks, we issued to Nortel Networks secured interest-bearing notes. As of October 1, 2005, the aggregate principal amount outstanding under the notes was approximately $45.9 million. The first note, with an aggregate principal amount outstanding of $25.9 million, bears interest at the rate of 7% per year, increasing 0.25% per quarter beginning three months after issue until repayment, up to a maximum rate of 10% per year, and is payable in full no later than November 8, 2006. As of October 1, 2005, the note bore interest at a rate of 9.5%. The second note, in the aggregate principal amount of $20 million, bears interest at the rate of 4% per year, and is payable in full no later than November 8, 2007. Both notes are secured by certain of our and our subsidiaries’ assets. We are required to repay the notes, in full or in part, at earlier times upon the occurrence of various events, including equity or equity-linked financings; provided, however, Nortel Networks has waived any such payment with respect to $75 million of aggregate financing proceeds through May 2006. Failure to maintain a cash balance of at least $25 million while the notes are outstanding on or after August 8, 2006 will constitute a default under these notes. If we are in default pursuant to the terms of the senior unsecured convertible debentures we issued in December 2004 described below, we would trigger a default under the notes issued to Nortel Networks, in which event all outstanding principal and accrued interest would be immediately due and payable under such notes.
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
In light of our restructuring and cost reduction measures in 2002, 2003 and 2004 in response to the depressed demand for optical components and our consolidation activities, we have incurred significant restructuring related charges. In 2004, we announced further restructuring plans, which include moving the majority of our assembly and test operations from our site in Paignton, U.K. to our facility in Shenzhen, China and closing our former headquarters facility in Abingdon, U.K. In the years ended December 31, 2002 and December 31, 2003, in the six months ended July 3, 2004, in the year ended July 2, 2005, and in the quarter ended October 1, 2005, we recorded restructuring charges of $55.0 million, $31.0 million, $(0.7) million, $20.9 million and $1.8 million respectively.
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
Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. In addition, market leaders in industries such as semiconductor and data communications, who may also have significantly more resources than we do, may in the future enter our market with competing products. All of these risks may be increased if the market were to consolidate through mergers or business combinations between competitors.

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
For the quarter ended October 1, 2005, the year ended July 2, 2005, the six months ended July 3, 2004, and the years ended December 31, 2003 and December 31, 2002, 26%, 28%, 26%, 9% and 9% of our revenues, respectively, were derived in the United States and 74%, 72%, 74%, 91% and 91%, respectively, were derived outside the United States.

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
As of July 2, 2005, we reported on four material weaknesses in our systems of internal control over financial reporting. Beyond this, we will continue to spend significant time and incur significant costs to assess and report on the effectiveness of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Failing to remediate these material weaknesses in a timely manner, or finding more material weaknesses in the future could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business. In addition, if we discover future material weaknesses, disclosure of that fact could reduce the market’s confidence in our financial statements, which could harm our stock price and our ability to raise capital.
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
In addition, under applicable EU regulations, we, along with other electronics component manufacturers, will be required to eliminate the use of lead, and certain other hazardous materials, in our products by July 2006. We may incur unanticipated expenses in connection with the related reconfiguration of our products, or loss of business if we fail to implement these requirements on a timely basis.
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
In addition, in October 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages in connection with Mr. Yue’s conduct during the acquisition of Globe Y. Technology, Inc., by New Focus. In February 2004, New Focus filed a corrected amended cross-complaint against Mr. Yue. On October 18, 2005, the Court dismissed the corrected amended cross-complaint with leave to amend. On October 28, 2005, New Focus filed a second amended cross complaint. The trial date had been set for November 14, 2005 and the Court has scheduled 15 days for the trial. The Company intends to conduct a vigorous defense of this lawsuit.
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
The market price of our common stock has been, and is likely to continue to be, highly volatile due to causes in addition to publication of our business results, such as:
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
On December 20, 2004, we issued convertible debentures and warrants in a private placement with institutional investors. The debentures and warrants issued in connection with the private placement are convertible or exercisable, as applicable, for up to an aggregate of 6,638,3266 shares of our common stock, subject to adjustment in certain circumstances. In addition, in connection with Bookham Technology plc’s acquisition of the optical components business from Nortel Networks, Bookham Technology plc issued to affiliates of Nortel Networks an aggregate of 6,100,000 shares of our common stock and a warrant to purchase 900,000 shares of our common stock. The warrant was exercised on September 7, 2004. As of October 1, 2005, affiliates of Nortel Networks held approximately 3,999,999 shares of our common stock. Other stockholders or groups of stockholders also hold significant percentages of our shares of common stock. Sales by Nortel Networks, institutional investors holding the convertible debentures and warrants or other holders of substantial amounts of our shares in the public or private market could adversely affect the market price of our common stock by increasing the supply of shares available for sale compared to the demand in the private and public capital markets to buy our common stock. These sales may also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate to meet our capital needs.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rates
We finance our operations through a mixture of stockholders’ funds, loan notes, finance leases and working capital. Throughout the quarter ended October 1, 2005, we had no exposure to interest rate fluctuations, other than exposure created by our cash deposits, our Nortel Networks notes and our 7.0% convertible debentures. We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts.
Foreign currency
Due to our multinational operations, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue and pay expenses. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we may from time to time have to exchange currency to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular, changes in the value of the U.K. pound sterling compared to the US dollar. In an effort to mitigate exposure to those fluctuations, we enter into foreign currency exchange contracts with respect to portions of our forecasted expenses denominated in U.K. pound sterling. At October 1, 2005, we held two foreign currency exchange contracts, including put and call options, to purchase U.K. pound sterling with a nominal value of $23.1 million. These contracts include put and call options which expire on dates ranging from October 2005 to March 2006. It is estimated that a 10% fluctuation in the dollar between July 2, 2005 and the maturity dates of the put and call instruments underlying the contracts would lead to a profit of $1.4 million (dollar weakening), or loss of $4.1 million (dollar strengthening) on our outstanding trades, should they be held to maturity.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In our Annual Report on Form 10-K for the year ended July 2, 2005, we identified four material weaknesses related to: 1) shortage of, and turnover in, qualified financial reporting personnel to ensure complete application of GAAP; 2) insufficient management review of analyses and reconciliations; 3) inaccurate updating of accounting inputs for estimates of complex non-routine transactions; and 4) accounting for foreign currency exchange transactions. We have since implemented the processes, procedures and personnel changes we believe are necessary to remediate these weaknesses, and most of these have now been in place and functioning for the substantial portion of the last two quarterly closes. We believe we have made substantial progress in remediating the conditions noted as material weaknesses as of July 2, 2005. However we also believe that such changes need to be in place and functioning for two complete quarters prior to being deemed fully integrated elements of our ongoing systems of internal control over financial reporting.
Accordingly, as of the date of this filing, our chief executive officer and chief financial officer have concluded that our internal controls over financial reporting have not yet been fully remediated and thus are not yet effective at the reasonable assurance level. Based on current circumstances, however, we believe we will be in a position to report favorably on the final remediation of this condition in our Form 10-Q for the quarter ended December 31, 2005.
Except as noted above, there was no change in our internal control over financial reporting during the quarter ended October 1, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The Amended Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Complaint seeks unspecified damages (or in the alternative rescission for those class members who no longer hold ordinary shares, in the case of Bookham Technology plc or common stock, in the case of New Focus), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the individual defendants were dismissed, without prejudice,from the action. In July 2002, all defendants filed Motions to Dismiss the Amended Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.
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
In addition, in October 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages in connection with Mr. Yue’s conduct during the acquisition of Globe Y. Technology, Inc., by New Focus. In February 2004, New Focus filed a corrected amended cross-complaint against Mr. Yue. On October 18, 2005, the Court dismissed the corrected amended cross-complaint with leave to amend. On October 28, 2005, New Focus filed a second amended cross complaint. The trial date had been set for November 14, 2005 and the Court has scheduled 15 days for the trial. The Company intends to conduct a vigorous defense of this lawsuit.
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

BOOKHAM, INC.

	By:	/s/ Stephen Abely

Stephen Abely
NOVEMBER 7, 2005		Chief Financial Officer (Principal Financial and
Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	Share Purchase Agreement dated August 10, 2005 among London Industrial Leasing Limited, Deutsche Bank AG (acting through its London Branch) and Bookham Technology plc.

10.2	Loan Facility Agreement dated August 10, 2005 between City Leasing (Creekside) Limited and Deutsche Bank AG, Limited, for a facility of up to £18,348,132.33.

10.3	Loan Facility Agreement dated August 10, 2005 between City Leasing (Creekside) Limited and Deutsche Bank AG, Limited
for a facility of up to £42,500,000.00

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.