Form 10-Q
period 2005-12-31
BOOKHAM, INC.
filed 2006-02-07
CIK 1110647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2005
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one) : Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 31, 2006, there were 55,353,207 shares of common stock outstanding.

BOOKHAM, INC.

		Page No.
PART I — Financial Information
Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of December 31, 2005 and July 2, 2005	3
	Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2005 and January 1, 2005	4
	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2005 and January 1, 2005	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36
PART II — Other Information
Item 1.	Legal Proceedings	37
Item 4.	Submission of Matters to a Vote of Security Holders	38
Item 6.	Exhibits	38
Signatures		39
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHBIIT 10.8
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BOOKHAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,	July 2,
	2005	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,031	$24,934
Restricted cash	3,198	3,260
Accounts receivable, net	18,697	20,257
Amounts due from related parties, net	5,186	7,262
Inventories	59,582	53,192
Prepaid expenses and other current assets	11,477	11,190
Assets held for resale	—	13,694

Total current assets	172,171	133,789
Long-term restricted cash	4,119	4,119
Goodwill	6,260	6,260
Other intangible assets, net	22,227	28,010
Property and equipment, net	56,009	64,156
Other long-term assets	1,246	1,552

Total assets	$262,032	$237,886

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,301	$31,334
Amounts owed to related parties	564	722
Accrued expenses and other liabilities	31,777	38,477
Current portion of notes payable	52	52
Current portion of notes payable to related party	25,861	—

Total current liabilities	83,555	70,585
Non-current portion of notes payable	307	340
Notes payable to related party	20,000	45,861
Convertible debentures	20,126	19,140
Other long-term liabilities	8,671	10,892

Total liabilities	132,659	146,818

Commitments and contingencies — Note 9
Stockholders’ equity:
Common stock:
$0.01 par value; 175,000,000 authorized; 46,131,516 and 33,805,437 issued and outstanding at December 31 and July 2, 2005, respectively	461	338
Additional paid-in capital	978,901	925,677
Deferred compensation	—	(808)
Accumulated other comprehensive income	29,503	32,889
Accumulated deficit	(879,492)	(867,028)

Total stockholders’ equity	129,373	91,068

Total liabilities and stockholders’ equity	$262,032	$237,886

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended		Six months ended
	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
External revenues	$26,444	$25,678	$55,333	$49,331
Revenues from related parties	34,282	20,073	67,964	39,984

Total revenues	60,726	45,751	123,297	89,315
Cost of revenues	44,049	49,316	92,245	94,978

Gross profit/(loss)	16,677	(3,565)	31,052	(5,663)

Operating expenses:
Research and development	10,007	12,071	20,408	24,457
Selling, general and administrative	12,949	14,273	26,105	31,829
Amortization of intangible assets	2,491	2,837	5,184	5,463
Impairment/(Recovery) of other long lived assets	—	—	(1,263)	—
Restructuring charges	1,763	7,938	3,568	12,251
Gain on sale of property and equipment	(685)	(5)	(1,632)	(650)

Total costs and expenses	26,525	37,114	52,370	73,350

Operating loss	(9,848)	(40,679)	(21,318)	(79,013)

Other income/(expense):
Other income/(expense)	123	134	337	1,256
Interest income	454	2,179	580	2,497
Interest expense	(2,413)	(1,008)	(4,854)	(2,439)
Gain/(Loss) on foreign exchange	(243)	(1,734)	1,008	(1,654)

Total other income/(expense), net	(2,079)	(429)	(2,929)	(340)

Loss before income taxes	(11,927)	(41,108)	(24,247)	(79,353)
Income tax (provision)/benefit	(2)	(1)	11,783	(17)

Net loss	$(11,929)	$(41,109)	$(12,464)	$(79,370)

Net loss per share (basic and diluted)	$(0.28)	$(1.23)	$(0.33)	$(2.39)

Weighted average shares of common stock outstanding (basic and diluted)	42,836	33,535	38,196	33,205

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended
	December 31,
	December 31, 2005	January 1, 2005
	(Unaudited)	(Unaudited)
Cash flows used in operating activities:
Net loss	$(12,464)	$(79,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,021	15,297
Stock-based compensation	4,804	243
Impairment/(recovery) of long-lived assets	(1,263)	—
Gain on sale of property and equipment	(1,814)	(650)
One time tax gain	(11,785)	—
Unrealized gain on foreign currency contracts	(1,002)	—
Losses on foreign currency remeasurement of notes payable	916	(1,828)
Amortization of interest expense for warrants and beneficial conversion feature	1,293	67
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	2,843	1,852
Inventories	(7,497)	1,069
Prepaid expenses and other current assets	7,521	5,043
Accounts payable	(5,726)	(1,553)
Accrued expenses and other liabilities	(11,466)	(2,637)

Net cash used in operating activities	(20,619)	(62,467)

Cash flows provided by investing activities:
Purchase of property and equipment	(2,832)	(8,540)
Proceeds from sale of property and equipment	1,757	1,126
Acquisitions, net of cash acquired	7,866	—
Proceeds from sale of land held for re-sale	14,734	—
Settlement of Westrick note	—	1,200
Transfers (to)/from restricted cash	812	(399)
Refund of pre-acquisition expenses	—	1,520
Proceeds from disposal of subsidiaries (net of costs)	—	5,736

Net cash provided by investing activities	22,337	643

Cash flows provided by financing activities:
Proceeds from issuance of common stock	49,344	3
Proceeds from exercise of common stock warrant	—	55
Proceeds from issuance of convertible debentures, net	—	21,497
Repayment of capital lease obligations	—	(5,124)
Repayment of loans	(45)	(4,162)

Net cash provided by financing activities	49,299	12,269

Effect of exchange rate on cash	(1,920)	2,378
Net increase/(decrease) in cash and cash equivalents	49,097	(47,177)

Cash and cash equivalents at beginning of period	24,934	109,682

Cash and cash equivalents at end of period	$74,031	$62,505

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Business
Bookham Technology plc was incorporated under the laws of England and Wales on September 22, 1988. On September 10, 2004, pursuant to a scheme of arrangement under the laws of the United Kingdom, Bookham Technology plc became a wholly-owned subsidiary of Bookham, Inc., a Delaware corporation (“Bookham, Inc.”). Bookham, Inc. principally designs, manufactures and markets optical components, modules and subsystems for the telecommunications industry. Bookham, Inc. also manufactures high-speed electronic components for the telecommunications, defense and aerospace industries. References to the “Company” mean Bookham, Inc. and its subsidiaries’ consolidated business activities since September 10, 2004 and Bookham Technology plc’s consolidated business activities prior to September 10, 2004.
Note 2. Basis of Preparation
The accompanying unaudited condensed consolidated financial statements as of December 31, 2005 and for the three and six months ended December 31, 2005 and January 1, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include the accounts of Bookham, Inc. and all of its subsidiaries. Information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at December 31, 2005 and the consolidated operating results and cash flows for the three and six months ended December 31, 2005 and January 1, 2005. The consolidated results of operations for the three and six months ended December 31, 2005 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending July 1, 2006.
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
In the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005, both in note 1 to the consolidated financial statements and more specifically in the liquidity and capital resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company disclosed that it believed it needed to raise between $20 million and $30 million by December 31, 2005 to maintain its planned level of operations, and between $50 million and $60 million on a cumulative basis to maintain a minimum cash balance of $25 million at August 7, 2006, as required under the notes issued to Nortel Networks UK Limited.
Prior to December 31, 2005, the Company raised a total of approximately $77 million (net of estimated fees and including $3.7 million in proceeds which were not yet payable) from the sale of land, the acquisition of Creekside and the sale of common stock in a public offering, which in aggregate exceeded the targeted amounts needed to meet the Company’s projected cash requirements as of December 31, 2005 and August 7, 2006.
In addition, subsequent to December 31, 2005, the secured promissory notes issued to Nortel Networks UK Limited with an aggregate principal amount of $45.9 million and approximately $19.4 million of the Company’s 7% unsecured convertible debentures were retired and cancelled. The Company has also entered into an agreement providing for the retirement and cancellation of the remaining approximately $6.1 million principal amount of the 7% unsecured convertible debentures, subject to stockholder approval. In total, these transactions are expected to eliminate all of the Company’s long term debt which is outstanding as of December 31, 2005 and to eliminate the requirement to maintain a minimum cash balance of $25 million at August 7, 2006. See Note 14.

Certain comparative amounts have been reclassified to conform to current period presentations, including the reclassification of the gain/(loss)on sale of property and equipment to operating expenses from other income/(expense), net. The reclassifications were immaterial and had no impact on the Company’s net loss or retained earnings.
Note 3. Equity and Stock-Based Compensation Expense
On October 17, 2005, the Company completed a public offering of its common stock, issuing a total of 11,250,000 shares at a price per share of $4.75, raising $53.4 million and receiving $49.3 million net of commissions to the underwriters and the payment of offering costs and expenses.
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
In November, 2005, the Company granted options to purchase 4,762,500 shares of common stock and issued 1,100,000 shares of restricted stock (including 50,000 restricted stock units) under these plans. The options have an exercise price of $4.91, a term of ten years and vest ratably over 48 months with the first 12 months of vesting deferred until the one year anniversary of the grant. The restricted stock grants vest as to 50% ratably over 48 months, as to 25% when the Company achieves earnings before interest, taxes, depreciation and amortization, excluding restructuring charges, one-time items and charges for SFAS 123R stock compensation cumulatively greater than zero for two successive quarters, and as to 25% when the Company achieves earnings before interest, taxes, depreciation and amortization, excluding restructuring charges, one-time items and charges for SFAS 123R stock compensation cumulatively greater than 8% of revenues for two successive quarters.
In December 2004, the FASB issued SFAS No. 123R- Share-Based Payment which requires companies to recognize in their statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. The Company adopted the new pronouncement on July 3, 2005, using the modified-prospective-transition method. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures is no longer permissible. The application of SFAS No. 123R involves significant amounts of judgment in the determination of inputs into the Black-Scholes model which the Company uses to determine the value of employee stock options. These inputs are based upon assumptions as to volatility, risk free interest rates and the expected life of the options. In the three months and six months ended December 31, 2005, the Company recorded a total of $1.9 million and $4.8 million, respectively, of stock compensation related expenses. $1.7 million of the stock compensation related expense in the six months ended December 31, 2005 related to certain performance based options for which the related performance targets were met in the period.
Prior to July 3, 2005, the Company accounted for its equity-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related Interpretations, as permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).
In the course of adopting SFAS 123R, the Company evaluated the Black-Scholes-Merton pricing model inputs previously applied to valuing its stock options and determined that certain volatility assumptions and amortization methods had been inappropriately applied to certain of its stock option grants in determining pro forma employee stock compensation for the pro forma disclosures previously required under the SFAS No. 123, as amended by SFAS No. 148, disclosure only alternative. The Company has determined that for the three months ended January 1, 2005, pro forma compensation expense previously reported as $2.3 million should have been $1.7 million, that pro forma net loss previously reported as $43.3 million should have been $42.7 million, and that pro forma net loss per share (basic and diluted) previously reported as $1.29 should have been $1.27. The previously reported pro forma data was for footnote disclosure purposes only, and had no impact on the Company’s previously reported results of operations, financial position or cashflows.

Note 4. Comprehensive Loss
For the three and six months ended December 31, 2005 and January 1, 2005, the Company’s comprehensive loss is comprised of its net loss, unrealized gains on currency instruments designated as hedges, foreign currency translation adjustments and unrealized losses on restricted cash. The components of other comprehensive loss were as follows:

	Three months ended		Six months ended
	December 31,	January 1,	December 31,	January 1,
	2005	2005	2005	2005
	(in thousands)		(in thousands)
Net loss	$(11,929)	$(41,109)	$(12,464)	$(79,370)
Unrealized gains on the Company’s hedging instruments	—	2,118	—	2,099
Currency translation adjustment	(1,250)	8,437	(3,386)	7,931
Unrealized holding losses on short-term investments	—	(4)	—	(24)

Total comprehensive loss	$(13,179)	$(30,558)	$(15,850)	$(69,364)

Note 5. Earnings Per Share
If the Company had reported net income, as opposed to a net loss, the calculation of diluted earnings per share would have included an additional 15,608,116 and 10,564,422 common equivalent shares related to outstanding share options and warrants (determined using the treasury stock method) for the quarters ended December 31, 2005 and January 1, 2005, respectively.
Note 6. Inventories

	December 31,
	2005	July 2, 2005
	(in thousands)
Inventories:
Raw materials	$15,950	$11,236
Work in process	26,388	26,862
Finished goods	17,244	15,094

	$59,582	$53,192

In the three month and six month periods ended December 31, 2005, respectively, the Company recorded sales of $2.9 million and $7.1 million on, and recognized profits of $0.8 million and $2.6 million from, inventories carried at zero value and sold during the quarter. This inventory was originally purchased as part of the acquisition of the optical components business of Nortel Networks in November 2002.
Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	December 31,
	2005	July 2, 2005
	(in thousands)
Accounts payable accruals	$4,826	$6,335
Compensation and benefits related accruals	6,818	6,408
Other accruals	6,423	7,007
Current portion of provisions for:
Restructuring	10,153	14,945
Warranty	3,557	3,782

	$31,777	$38,477

Note 8. Asset Held for Resale; Sale and Recovery of Impairment
On September 11, 2005, the Company sold a parcel of land for gross proceeds of $15.5 million. The land, which had a carrying value of $13.7 million as of July 2, 2005, had previously been disclosed as an asset held for resale. The transaction resulted in a gain of $1.3 million net of related costs. The book value of the land sold had previously been written down, so this gain has been reflected as a recovery of impairment in the six months ended December 31, 2005.
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

•	The Company indemnifies its directors and certain employees as permitted by law, and has entered into indemnification agreements with its directors. The Company has not recorded a liability associated with these indemnification arrangements as the Company historically has not incurred any costs associated with such indemnifications. Costs associated with such indemnifications may be mitigated by insurance coverage that the Company maintains.

•	The Company also has indemnification clauses in various contracts that it enters into in the normal course of business, such as those issued by its bankers in favor of several of its suppliers or indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing the Company’s products should such products infringe the intellectual property rights of a third party. The Company has not historically paid out any amounts related to these indemnifications and does not expect to in the future, therefore no accrual has been made for these indemnifications.
Provision for warranties
The Company accrues for the estimated costs to provide warranty services at the time revenue is recognized. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the Company’s warranty costs will increase, resulting in increases to net loss.

Provision for
warranties
(in thousands)
At July 2, 2005	$3,782
Warranties issued	527
Warranties utilized	(146)
Warranties expired, and other changes in liability	(495)
Currency translation	(111)

At December 31, 2005	$3,557

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
In addition, in October 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages in connection with Mr. Yue’s conduct during the acquisition of Globe Y. Technology, Inc. by New Focus. In February 2004, New Focus filed a corrected amended cross-complaint against Mr. Yue. On October 18, 2005, the Court dismissed the corrected amended cross-complaint with leave to amend. On October 28, 2005, New Focus filed a second amended cross complaint. . On January 11, 2006 the parties reached a non-monetary settlement regarding the cross-complaint which involved dismissal of the cross-complaint with prejudice. The trial date had been set for March 13, 2006 and the Court has scheduled 15 days for the trial. The Company intends to conduct a vigorous defense of this lawsuit.
Note 10. Restructuring
The following table summarizes the activity related to the restructuring liability for the six months ended December 31, 2005:

	Accrued	Amounts				Accrued
	restructuring	charged to				restructuring
	costs at	restructuring				costs at
	July 2,	costs and	Amounts	Amounts paid		December 31,
(in thousands)	2005	other	reversed	or written off	Adjustments	2005
Lease cancellations and commitments	$18,533	$763	$—	$(4,658)	$(376)	$14,262
Termination payments to employees and related costs	6,300	2,960	(155)	(6,686)	(197)	2,222

Total restructure accrual and other	$24,833	$3,723	$(155)	$(11,344)	$(573)	$16,484

Less non-current accrued restructuring charges	$(9,888)					$(6,331)

Accrued restructuring charges included within other accrued liabilities	$14,945					$10,153

The following table summarizes the activity related to the restructuring liability for the three months ended December 31, 2005:

	Accrued	Amounts				Accrued
	restructuring	charged to				restructuring
	costs at	restructuring		Amounts		costs at
	October 1,	costs and	Amounts	paid		December 31,
(in thousands)	2005	other	reversed	or written off	Adjustments	2005
Lease cancellations and commitments	$15,990	$634	$—	$(2,338)	$(24)	$14,262
Termination payments to employees and related costs	5,286	1,176	(47)	(4,076)	(117)	2,222

Total restructure accrual and other	$21,276	$1,810	$(47)	$(6,414)	$(141)	$16,484

Less non-current accrued restructuring charges	$(7,697)					$(6,331)

Accrued restructuring charges included within other accrued liabilities	$13,579					$10,153

In May 2004, the Company announced a plan of restructuring, primarily related to the transfer of its assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. In the quarter ended December 31, 2005 the restructuring charges recorded for termination payments to employees and related costs were primarily related to the employees in the Company’s assembly and test operations in Paignton who have been identified for termination and are being retained until the transition of the operations to Shenzhen, China is complete. Costs of their severance and retention are being accrued over their remaining service period. The period of transition will extend at least into the quarter ended March 31, 2006, and is largely concurrent with the fulfilling of purchase orders and last-time buys under the Nortel Networks supply agreement. In November 2005, the Company announced an extension of this plan to include the transfer of its chip-on-carrier assembly from Paignton to Shenzhen. As of December 31, 2005, the Company has not identified the personnel to be affected by the move and, accordingly, have not recorded any retention or severance costs related to this portion of the plan. As of December 31, 2005 the Company has spent $18 million on the plan overall, and in total anticipates spending approximately $24 million to $30 million (approximately 90% related to personnel and 10% related to lease commitments), consistent with previous estimates.
In connection with various plans of restructuring, and the assumption of restructuring accruals upon the acquisition of New Focus, in the quarter ended December 31, 2005 the Company continued to make scheduled payments drawing down the lease cancellations and commitments portion of the restructuring accrual. Remaining net payments of lease cancellation and commitments under these actions are included in the ending accrual as of December 31, 2005.
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
Segment information for the three and six months ended December 31, 2005 and January 1, 2005 is as follows:

	Three months ended		Six months ended
	December 31,	January 1,	December	January 1,
	2005	2005	31, 2005	2005
	(in thousands)		(in thousands)
Total revenues:
Optics	$54,522	$39,565	$110,992	$77,022
Research and Industrial	6,204	6,186	12,305	12,293

Consolidated total revenues	$60,726	$45,751	$123,297	$89,315

Net loss:
Optics	$(10,787)	$(39,939)	$(11,329)	$(77,721)
Research and Industrial	(1,142)	(1,170)	(1,135)	(1,649)

Consolidated net loss	$(11,929)	$(41,109)	$(12,464)	$(79,370)

For the six month period ended January 1, 2005, the results of JCA Technology, Inc., (a former subsidiary of the Company) consolidated in the Research and Industrial segment amounted to $77,000 of revenue and a loss of $306,000. The Company sold JCA Technology, Inc. to Endwave Corporation in July 2004.

Note 12. Significant Business Combinations
On August 10, 2005, the Company’s Bookham Technology plc subsidiary acquired all of the share capital of City Leasing (Creekside) Limited for consideration of approximately $1, plus transaction costs. The following is the purchase price allocation related to this business combination (in thousands):

Purchase
price
allocation
Purchase price:
Cash	$—
Transaction costs	685

$685

Allocation of purchase price:
Cash, including restricted cash	$8,378
Net monetary assets	4,092
Deferred tax liabilities	(11,785)

$685

The net monetary assets acquired primarily represent lease receivables and loans payable to and from parties related to the entity from which the Company acquired Creekside. The Company has the right to offset these balances, and in accordance with FIN 39 — Offsetting of Amounts Related to Certain Contracts is reflecting these amounts net on its balance sheet. The contracts underlying the receivables and loans are denominated in United Kingdom pounds sterling. These loans, in the amounts of $32 million and $75 million based on the October 1, 2005 exchange rate of 1.76 U.S. dollars per UK pound sterling, accrue interest at annual rates of 5.54% and 5.68%, respectively. The first loan came due on October 14, 2005 and the second loan is due in equal installments on July 14, 2006 and October 16, 2007, with the lease receivables substantially concurrent with this schedule as to timing and exceeding the amounts due in magnitude. The Company anticipates applying capital allowances of Bookham Technology plc to reduce tax liabilities assumed from Creekside. Accordingly, as a result of the acquisition of Creekside, in the six months ended December 31, 2005 the Company has recognized a one time tax gain of $11.8 million related to the expected realization of these tax assets. No results of Creekside have been included in our results of operations for periods prior to August 10, 2005, after which point Creekside is included in our consolidated results of operations.
Note 13. Significant Related Party Transactions
As of December 31, 2005, Nortel Networks had an 8.7% ownership interest in the Company. As of December 31, 2005, Company also had outstanding notes due to Nortel Networks in the amounts of $25.9 million due in November 2006 and $20.0 million due in November 2007, both of which were retired and cancelled in January 2006 – see Note 14. In the ordinary course of business, the Company has entered into the following transactions for the six months ended December 31, 2005, and has the following trade balances with Nortel as of December 31, 2005 (in thousands):

		Accounts receivable
Sales to	Purchases from	from, net	Amounts payable to
$67,964	$—	$5,186	$564

Note 14. Subsequent Events
On January 13, 2006, the Company announced the following series of transactions which are expected to eliminate all of its long term debt outstanding as of December 31, 2005.
•	On January 13, 2006, the Company paid $20 million of cash to Nortel Networks UK Limited (NNUKL) to settle all $20 million outstanding principal of, plus all accrued interest on, the Amended and Restated Series A-2 Senior Secured Note due 2007 (the Series A Note) that it had previously issued to NNUKL. The Series A Note was then retired and cancelled. The Company also paid NNUKL all of the accrued interest on the Amended and Restated Series B-1 Senior Secured Note Due 2006 (the Series B Note) which had been issued by its Bookham Technology plc subsidiary to NNUKL.

•	On January 13, 2006, NNUKL sold the Series B Note to certain accredited institutional investors. At the same time the Company issued 5,120,793 shares of its common stock and warrants to purchase 686,000 shares of its common stock to these investors in exchange for the Series B Note, which had an outstanding principle balance of $25.9 million, and was then retired and cancelled. The warrants have an exercise price of $7.00 per share and a term of five years.

•	On January 13, 2006, the Company issued 571,011 shares of its common stock and warrants to purchase 304,539 shares of its common stock to the holders of its 7% Senior Unsecured Convertible Debentures, who concurrently exercised their rights to convert an aggregate of $19.4 million principal amount of the debentures into shares of the Company’s common stock, resulting in the issuance of an aggregate of 3,529,887 shares of common stock. The Company also paid the debenture holders an aggregate of $1,717,663.16. The warrants have an exercise price of $7.00 per share and a term of five years.

•	On January 13, 2006, the Company, along with its Bookham Technology plc subsidiary, entered into a Release Agreement with Nortel Networks Corporation, NNUKL and certain of their affiliates (collectively, Nortel), pursuant to which Nortel released its security interests in the collateral securing the obligations of the Company and Bookham Technology plc under the Series A Note, the Series B Note and the supply agreement.

•	On January 13, 2006, the holders of the debentures also agreed, subject to approval by the Company’s stockholders, to convert their remaining $6.1 million aggregate principal amount of convertible debentures for 1,106,477 shares of common stock. The Company also agreed that at the time of this subsequent conversion, it will pay to the debenture holders an aggregate of $538,408.51 in cash and issue to the debenture holders an aggregate of 178,989 additional shares of its common stock and warrants to purchase an aggregate of up to 95,461 shares of its common stock. The warrants will have an exercise price of $7.00 per share and a term of five years. The Company intends to seek the required stockholder approval within 60 days of the date of the transaction.

•	In connection with these transactions, the Company paid $1.8 million in fees to a third party broker.
On January 13, 2005, the Company also entered into a third addendum to an existing supply agreement with Nortel Networks Limited. The latest addendum obligates Nortel to purchase $72 million of the Company’s product during the 2006 calendar year. The addendum also eliminated the provisions requiring the Company to grant a license for the assembly, test, post-processing and test intellectual property (excluding wafer technology) of certain critical products to Nortel Networks Limited and to any designated alternative supplier if the Company’s cash balance is less than $25 million and the provisions giving Nortel Networks Limited the right to buy all Nortel Networks Limited inventory then held by the Company and requiring the Company to grant a license to Nortel Networks Limited or any alternative supplier for the manufacture of all products covered by the first addendum to the supply agreement if the Company’s cash balance is less than $10 million.
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
Recent Developments
On January 13, 2006, we announced the following series of transactions which are expected to eliminate all of our long term debt outstanding as of December 31, 2005.
•	On January 13, 2006, we paid $20 million in cash to Nortel Networks UK Limited (NNUKL) to settle all $20 million outstanding principal of, plus all accrued interest on, our Amended and Restated Series A-2 Senior Secured Note due 2007 (the Series A Note) that we had previously issued to NNUKL. The Series A Note was then retired and cancelled. We also paid NNUKL all of the accrued interest on the Amended and Restated Series B-1 Senior Secured Note Due 2006 (the Series B Note) which had been issued by our Bookham Technology plc subsidiary to NNUKL.

•	On January 13, 2006, NNUKL sold the Series B Note to certain accredited institutional investors. At the same time we issued 5,120,793 shares of our common stock and warrants to purchase 686,000 shares of our common stock to these investors in exchange for the Series B Note, which had an outstanding principle balance of $25.9 million, and was then retired and cancelled. The warrants have an exercise price of $7.00 per share and a term of five years.

•	On January 13, 2006, we issued 571,011 shares of our common stock and warrants to purchase 304,539 shares of our common stock to the holders of our 7% Senior Unsecured Convertible Debentures, who concurrently exercised their rights to convert an aggregate of $19.4 million principal amount of the debentures into shares of our common stock, resulting in the issuance of an aggregate of 3,529,887 shares of common stock. We also paid the debenture holders an aggregate of $1,717,663.16 in cash. The warrants have an exercise price of $7.00 per share and a term of five years.

•	On January 13, 2006, we, along with our Bookham Technology plc subsidiary, entered into a Release Agreement with Nortel Networks Corporation, NNUKL and certain of their affiliates (collectively, Nortel), pursuant to which Nortel released its security interests in the collateral securing the obligations of ourselves and Bookham Technology plc under the Series A Note, the Series B Note and the supply agreement.

•	On January 13, 2006, the holders of the debentures also agreed, subject to approval by our stockholders, to convert their remaining $6.1 million aggregate principal amount of convertible debentures for 1,106,477 shares of common stock. We have also agreed that at the time of this subsequent conversion, we will pay to the debenture holders an aggregate of $538,408.51 in cash and issue to the debenture holders an aggregate of 178,989 additional shares of our common stock and warrants to purchase an aggregate of up to 95,461 shares of our common stock. The warrants will have an exercise price of $7.00 per share and a term of five years. We intend to seek the required stockholder approval within 60 days of the date of the transaction.

•	In connection with these transactions, we paid $1.8 million in fees to a third party broker.
On January 13, 2005, we also entered into a third addendum to an existing supply agreement with Nortel Networks Limited. The addendum obligates Nortel to purchase $72 million of our product during the 2006 calendar year. The addendum also eliminated the provisions requiring us to grant a license for the assembly, test, post-processing and test intellectual property (excluding wafer technology) of certain critical products to Nortel Networks Limited and to any designated alternative supplier if our cash balance is less than $25 million and the provisions giving Nortel Networks Limited the right to buy all Nortel Networks Limited inventory then held by us and requiring us to grant a license to Nortel Networks Limited or any alternative supplier for the manufacture of all products covered by the first addendum to the supply agreement if our cash balance is less than $10 million.

Critical Accounting Policies
We believe that several accounting policies are important to understanding our historical and future performance. We refer to such policies as “critical” because these specific areas generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable—could have been used, which if used would have resulted in different financial results.
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
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R- Share-Based Payment which requires companies to recognize in their statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. We adopted the new pronouncement on July 3, 2005, using the modified-prospective-transition method. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures is no longer permissible. The application of SFAS No. 123R involves significant amounts of judgment in the determination of inputs into the Black-Scholes model which we use to determine the value of employee stock options. These inputs are based upon assumptions as to volatility, risk free interest rates and the expected life of the options. In the three month and six month periods ended December 31, 2005, we recorded a total of $1.9 million and $4.8 million of stock compensation related expenses, of which $1.7 million relates to certain performance based options for which the related performance targets were met in the three months ended October 2, 2005.
Results of Operations
Revenues

	Three Month Period Ended			Six Month Period Ended
	December 31,	January 1,	Percentage	December 31,	January 1,	Percentage
$ Millions	2005	2005	Change	2005	2005	Change
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$60.7	$45.8	33%	$123.3	$89.3	38%
Revenues for the three month and six month periods ended December 31, 2005 increased by $14.9 million and $34.0 million, or 33% and 38%, respectively, over revenues for the three month and six month periods ended January 1, 2005. These increases were largely due to sales to our largest customer, Nortel Networks, increasing to $33.4 million and $68.0 million from $20.1 million and $40.0 million in the three and six month periods ended January 1, 2005. In percentage terms, Nortel represented 56% and 55% of our revenue, compared to 44% and 45% in the three month and six month periods ended January 1, 2005. These increases are largely related to the addendum to our supply agreement with Nortel Networks Limited, in March 2005, pursuant to which Nortel issued non-cancelable purchase orders totaling approximately $100 million for products we are discontinuing, referred to as Last-Time-Buy products, and products we are not discontinuing, based on revised pricing, to be delivered through March 2006. The Last-Time-Buy products represented approximately $50 million of the $100 million of non-cancelable purchase orders we received. We expect revenues from Last-Time-Buy products will decline in the third quarter of fiscal 2006 and continue to decline in future quarters as we fulfill the related purchase orders. On January 13, 2006 we entered into a third addendum to this Nortel supply agreement under which Nortel is obligated to purchase a minimum of $72 million of our products through calendar 2006.
Revenue in our Optics segment from customers other than Nortel grew by 7% and 17%, to $20.8 million and $43.1 million in the three month and six month periods ended December 31, 2005 from $19.5 million and $36.9 million in the corresponding periods ended January 1, 2005, mostly with respect to products sold into the metro market, particularly our 10G metro transmitters and amplifiers.
Revenues from our research and industrial segment, comprised primarily of our New Focus division which designs, manufactures, markets and sells photonic and microwave solutions, remained consistent at $6.2 million and $12.3 million in the three-month and six-month periods ended December 31, 2005 as well as in the corresponding periods ended January 1, 2005.

Cost of Revenues

	Three Month Period Ended			Six Month Period Ended
	December 31,	January 1,	Percentage	December 31,	January 1,	Percentage
$ Millions	2005	2005	Change	2005	2005	Change
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenues	$44.0	$49.3	(11%)	$92.2	$95.0	(3%)
Our cost of revenues consists of the costs associated with manufacturing our products and includes the purchase of raw materials, labor and related overhead, including stock compensation. It also includes the costs associated with under-utilized production facilities and resources, as well as the charges for the write-down of impaired manufacturing assets or restructuring related costs. Charges for inventory obsolescence, the cost of product returns and warranty costs are also included in cost of revenues. Costs and expenses of the manufacturing resources which relate to the development of new products are included in research and development.
Our cost of revenues for the three-month and six-month periods ended December 31, 2005 decreased 11% and 3% compared to the corresponding periods ended January 1, 2005 in spite of our higher level of revenues in those periods, primarily due to reductions in our manufacturing overhead costs, lower variable product costs and the benefits of a lower cost structure of our assembly and test operations in China. In the current quarter we produced $27.1 million of products (in revenue terms) from the Shenzhen facility compared with $4.1 million in the quarter ended January 1, 2005. As we are still operating our assembly and testing operations in Paignton, UK while ramping up our facility in Shenzhen, China, these benefits were somewhat offset by some duplicate spending in these assembly and test operations. Our cost of revenues for the three months and six months ended December 31, 2005 also include $0.5 million and $1.4 million of stock compensation charges, respectively.
Gross Margin

	Three Month Period Ended			Six Month Period Ended
	December 31,	January 1,	Percentage	December 31,	January 1,	Percentage
$ Millions	2005	2005	Change	2005	2005	Change
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gross profit (loss)	$16.7	$(3.6)		$31.1	$(5.7)
Gross margin rate	27.5%	(7.8%)	n/a	25.2%	(6.3%)	n/a
Gross margin consists of revenues less cost of sales. The gross margin rate is the resulting gross margin as a percentage of revenues.
Our gross margin rates improved in the three months and six months ended December 31, 2005 compared to the three months and six months ended January 1, 2005, primarily because of the positive impact of higher revenues spread across our lower fixed manufacturing costs. The volume and favorable pricing terms under the Nortel Networks supply agreement also positively affected our gross margin rate. We expect our gross margin rate will be subject to downwards pressure over the next few quarters, as the rate of our cost reductions in China level out, and the favorable pricing terms under the supply agreement expire in accordance with their terms in March 2006.
During the three months and six months ended December 31, 2005, we had revenues of $2.9 million and $7.1 million related to, and recognized $0.8 million and $2.6 million of profits on, inventory that had been carried on our books at zero value. In the three months and six months ended January 1, 2005, we had revenues of $3.4 million and $7.2 million related to, and recognized profits on, inventory that had been carried on our books at zero value. Originally, these inventories had originally been acquired in connection with our purchase of the optical components business of Nortel Networks. We believe we will have revenues of between $5 million and $2 million related to this zero value inventory in the next twelve months. While this inventory is carried on our books at zero value, and its sale generates higher margins than most of our new products, we incur additional costs to complete the manufacturing of these products prior to sale.

Research and Development Expenses

	Three Month Period Ended			Six Month Period Ended
	December 31,	January 1,	Percentage	December 31,	January 1,	Percentage
$ Millions	2005	2005	Change	2005	2005	Change
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
R&D expenses	$10.0	$12.1	(21%)	$20.4	$24.5	(17%)
% of net revenues	16%	26%		17%	27%
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock compensation, costs of design tools and computer hardware, and costs related to prototyping. The decreases in the three months and six months ended December 31, 2005 from the corresponding periods ended January 1, 2005 are primarily the result of a reduction in the number of research and development employees and the closure of research sites and consolidation of development programs between these periods. The three months and six months ended December 31, 2005 also included $0.4 million and $1.1 million of stock compensation.
Selling, General and Administrative Expenses

	Three Month Period Ended			Six Month Period Ended
	December 31,	January 1,	Percentage	December 31,	January 1,	Percentage
$ Millions	2005	2005	Change	2005	2005	Change
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
SG&A expenses	$12.9	$14.3	(9%)	$26.1	$31.8	(18%)
% of net revenues	21%	31%		21%	36%
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock compensation, legal and professional fees, facilities expenses, insurance expenses and information technology costs. The reductions in the three months and six months ended December 31, 2005 from the corresponding periods ended January 1, 2005 were due to a reduction in personnel related expenses as a result of a reduction in the numbers of related personnel and other cost savings from the consolidation of sites in the US and closure of our UK headquarters site, as well the absence of $2.4 million of one time costs in the six months ended January 1, 2005 arising from our September 2004 change of corporate domicile. The three months and six months ended December 31, 2005 also included $1.1 million and $2.5 million of stock compensation.
Amortization of Purchased Intangible Assets

	Three Month Period Ended			Six Month Period Ended
	December 31,	January 1,	Percentage	December 31,	January 1,	Percentage
$ Millions	2005	2005	Change	2005	2005	Change
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization	$2.5	$2.8	(12%)	$5.2	$5.5	(5%)
Our purchased intangible assets have generally been acquired in connection with business combinations we have entered into in prior years. We did not complete any business combinations in the six months ended December 31, 2005, or in the period since January 1, 2005, other than the acquisition of Creekside from Deutsche Bank in a transaction involving no purchased intangible assets, and, accordingly, our expenses for the amortization of purchased intangible assets have remained relatively consistent.
Restructuring

	Three Month Period Ended		Six Month Period Ended
	December 31,	January 1,	December 31,	January 1,
$ Millions	2005	2005	2005	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Lease cancellation and commitments	$0.6	$3.1	$0.8	$3.0
Termination payments to employees and related costs	1.2	4.8	2.8	9.3
Total	$1.8	$7.9	$3.6	$12.3

In May 2004, we announced a plan of restructuring, primarily related to the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. In September 2004, we announced that the plan would also include the transfer of our main corporate functions, including consolidated accounting, financial reporting, tax and treasury, from Abingdon, U.K. to our new U.S. headquarters in San Jose, California. The charges in the quarter ended January 1, 2005 related to termination payments to employees and related costs recorded in connection to these actions. In the quarter ended December 31, 2005 the charges for termination payments to employees and related costs were primarily recorded in connection with the employees in our assembly and test operations in Paignton, who have been identified for termination and are being retained until the transition of the operations to Shenzhen, China is complete. Costs of their severance and retention are being accrued over their remaining service period. The period of transition will extend at least into the quarter ended March 31, 2006, and is largely concurrent with the fulfilling of purchase orders and last time buys under the Nortel Networks supply agreement. In November 2005, we announced an extension of this plan to include the transfer of its chip-on-carrier assembly from Paignton to Shenzhen. As of December 31, 2005, we have not identified the personnel to be affected by the move and, accordingly, have not recorded any retention or severance costs related to this portion of the plan. As of December 31, 2005, we have spent $18 million on the plan overall, and in total anticipate spending approximately $24 million to $30 million (approximately 90% related to personnel and 10% related to lease commitments), consistent with previous estimates.
Impairment/(Recovery) of Long-Lived Assets

	Three Month Period Ended		Six Month Period Ended
	December 31,	January 1,	December 31,	January 1,
$ Millions	2005	2005	2005	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Impairment/(recovery) of long-lived assets	$—	$—	$(1.3)	$—
In September, 2005, we sold a parcel of land in Swindon, U.K., which had previously been accounted for as held for sale. The proceeds were $15.5 million, resulting in a gain of $1.3 million, net of transaction costs. The book value of this land had previously been impaired and written-down to fair market value, and therefore the net gain is being reflected as a recovery of this impairment in the six month period ended December 31, 2005.
Other Income/(Expense) (Net)

	Three Month Period Ended		Six Month Period Ended
	December 31,	January 1,	December 31,	January 1,
$ Millions	2005	2005	2005	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Other income/(expense), net	$(2.1)	$(0.4)	$(2.9)	$(0.3)
Other income/(expense) primarily consists of interest expense, interest income and foreign currency gains and losses, including unrealized gains or losses on forward contracts marked to market at the end of the accounting period. The increases in expense in the three months and six months ended December 31, 2005 were primarily related to increases in interest and amortization of issuance premiums expense from our issuance of $25.5 million of 7% convertible debt in December 2004, and decreases in interest income as cash balances acquired in the connection with the March 2004 New Focus acquisition decreased as they were used in operations, offset by a lower level of net losses on foreign currency forward contracts in the three months ended December 31, 2005 compared to the three months ended January 1, 2005, and a net gain on foreign currency forward contracts in the six months ended December 31, 2005 compared to the six months ended January 1, 2005.
Income Tax Benefit/(Provision)
In connection with our August 2005 acquisition of Creekside, in the six month period ended December 31, 2005 we recorded a one time tax gain of $11.8 million related to our anticipated use of capital allowance carry forwards to offset deferred tax liabilities assumed.

Liquidity, Capital Resources and Contractual Obligations
Liquidity and Capital Resources
Operating activities

	Six Month Period Ended
	December 31,	January 1,
$ Millions	2005	2005
	(unaudited)	(unaudited)
Net loss	$(12,464)	$(79,370)
Non-cash accounting charges:
Depreciation and amortization	15,021	15,297
Impairment/(recovery) of long-lived assets	(1,263)	—
Stock-based compensation	4,804	243
Unrealized gain on foreign currency contracts	(1,002)	—
One time tax gain	(11,785)	—
Losses on currency remeasurement of notes payable	916	(1,828)
Amortization of warrants & beneficial conversion feature	1,293	67
Gains on sale property and equipment	(1,814)	(650)

Total non-cash accounting charges	6,170	13,129
Decrease/(increase) in working capital	(14,324)	3,774

Net cash used in operating activities	$(20,619)	$(62,467)

Net cash used in operating activities for the six month period ended December 31, 2005 was $20.6 million, of which $6.3 million was due to our net loss for the period adjusted for non-cash accounting charges. The remaining $14.3 million was due to the net change in our working capital, which arose primarily from increases in inventories related to ramping up our Shenzhen manufacturing facility while still operating our Paignton facility, and decreases in our accounts payable and accrued liabilities as a result of payments of amounts owed to extended suppliers after generating funds from our October 2005 public offering.
Net cash used in operating activities for the six month period ended January 1, 2005 was $62.5 million, primarily resulting from the loss from operations of $79.0 million, offset by non-cash accounting charges of $13.1 million and a $3.8 million decrease in working capital. The decrease in working capital was the result of a decrease in accounts payable and accrued expenses, principally in connection with the payment of Onetta acquisition liabilities, offset by reductions in prepaid expenses and other assets which generated cash of $5.0 million.
Investing activities
Investing activities generated net cash of $22.3 million in the six month period ended December 31, 2005, primarily from $14.7 million in proceeds net of costs, from the sale of a parcel of land in Swindon U.K. and $7.8 million of cash, excluding restricted cash, assumed in connection with the acquisition of Creekside, all of which are described in more detail below.
Net cash provided by investing activities for the six month period ended January 1, 2005 was $0.6 million and primarily included proceeds of $5.7 million net of costs from the sale of JCA, JCA purchase price adjustments of $1.5 million, proceeds from the Westrick loan note settlement of $1.2 million and capital expenditures of $8.5 million principally in connection with preparing for and upgrading the Shenzhen, China facility.
On September 13, 2005, our Bookham Technology plc subsidiary entered into a contract with Abbeymeads LLP to sell a parcel of vacant land at Haydon Wick, Blunsdon, Swindon, Wiltshire, U.K. The transaction closed on September 13, 2005, resulting in proceeds to us of £8.5 million (approximately $15.5 million, before deducting costs, based on the exchange rate of £1.00 to $1.8214, the noon buying rate on September 13, 2005 for cable transfers in foreign currencies as certified by the Federal Reserve Bank of New York).
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
As a result of these transactions, Bookham Technology plc will have available through Creekside cash of approximately £6.63 million (approximately $12.2 million, based on an exchange rate of £1.00 to $1.8403, the noon buying rate on September 2, 2005 for cable transfers in foreign currencies as certified by the Federal Reserve Bank of New York). Under the terms of the agreement, Bookham Technology plc received £4.2 million (approximately $7.5 million) of available cash when the transaction closed on August 10, 2005. An additional £1 million (approximately $1.8 million) has since been received on October 14, 2005, £1 million (approximately $1.8 million) will be available on July 14, 2006 and the balance of approximately £431,000 (approximately $793,000) will be available on July 16, 2007.
At the closing of this transaction, Creekside had receivables (including services and interest charges) of £73.8 million (approximately $135.8 million) due from Deutsche Bank in connection with certain aircraft subleases of Creekside and cash of £4.7 million (approximately $8.6 million), of which £4.2 million was immediately available. The assignment was made in exchange for the receivables, which are to be paid by Deutsche Bank to Creekside in three installments, with the last payment being made on July 16, 2007. We have recorded these receivables and payables as net assets on our balance sheet.
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
At August 10, 2005, Creekside had long-term liabilities to Deutsche Bank under the loans, an agreement to pay Deutsche Bank £8.3 million (approximately $15.3 million, including principal and interest) to cover settlement of current Creekside tax liabilities and £0.4 million (approximately $0.7 million) of outstanding payments due to Deutsche Bank under the lease agreements; we refer to these collectively as the Obligations.
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
The loans issued by Deutsche Bank may be prepaid in whole at any time with 30 days’ prior written notice to Deutsche Bank. The loan for £18.3 million was repayable by Creekside on October 14, 2005, and accrued interest at a rate of 5.54% per year and the loan for £42.5 million is repayable by Creekside in installments of £23.5 million (approximately $43.2 million) on July 14, 2006 and £22.5 million (approximately $41.4 million) on July 16, 2007. The remaining loan accrues interest a rate of 5.68% per year. Events of default under the loan includes failure by Creekside to pay amounts under the loans when due, material breach by Creekside of the terms of the lease agreements and related documentation, a judgment or order made against Creekside that is not stayed or complied with within seven days or an attachment by creditors that is not discharged within seven days, insolvency of Creekside or failure by Creekside to make payments with respect to all or any class of its debts, presentation of a petition for the winding up of Creekside, and appointment of any administrative or other receiver with respect to Creekside or any material part of Creekside’s assets. While Deutsche Bank may accelerate repayment under the facility agreements upon an event of default, the loan will be fully offset against the receivables, as described above.
Pursuant to the terms of the agreements governing this transaction, we believe that we have not assumed any material credit risk in connection with these arrangements. The material cash flow obligations associated with Creekside are directly related to Deutsche Bank’s obligations to pay Creekside the Deferred Consideration, and Creekside’s obligation to repay the loans to Deutsche Bank. The obligations of Creekside to repay the Deutsche Bank loan can be fully offset against Deutsche Bank’s obligation to pay the Deferred

Consideration. Any Sub-Lessee default has no impact on Deutsche Bank’s obligation to pay Creekside the Deferred Consideration. Regarding the primary leases between Phoebus and Creekside, all but £400,000 has been paid. For these reasons, we believe we do not bear a material risk and have no substantial continuing payments or obligations.
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

Financing activities
In the six month period ended December 31, 2005, we generated $49.3 million of cash from financing activities, consisting of net proceeds from our public offering.
On October 17, 2005, we completed a public offering of our common stock, issuing a total of 11,250,000 shares at a price per share to the public of $4.75, raising $53.4 million and receiving $49.3 million net of commissions to the underwriters and the payment of offering costs and expenses.
In the six months period ended January 1, 2005, the cash flow provided by financing activities was $12.3 million, primarily the result of net proceeds of $21.5 million from the issue of 7% convertible debentures, offset by a $4.1 million payment of principal on the $30 million promissory note issued to NNUKL and a $5.1 million repayment of capital lease obligations acquired with Onetta, Inc
Sources of Cash
In the past three years, we have funded our operations from several sources, including through public offerings in 2000 and 2005, and acquisitions. As of December 31, 2005, we held $81.3 million in cash, cash equivalents and restricted cash. We do not have any bank lending facilities, borrowings or lines of credit, except for the secured notes in the principal amount of $50.0 million we issued to Nortel Networks UK Limited, of which $45.9 million in aggregate principal was outstanding at December 31, 2005, and the $25.5 million aggregate principal amount of the 7% convertible notes we issued in December 2004.
On January 13, 2005 we entered into agreements which we expect to eliminate this outstanding debt as follows:
•	On January 13, 2006, we paid $20 million in cash to Nortel Networks UK Limited (NNUKL) to settle all $20.0 million outstanding principal of, plus all accrued interest on, our Amended and Restated Series A-2 Senior Secured Note due 2007 (the Series A Note) that we had previously issued to NNUKL. The Series A Note was then retired and cancelled. We also paid NNUKL all of the accrued interest on the Amended and Restated Series B-1 Senior Secured Note Due 2006 (the Series B Note) which had been issued by our Bookham Technology plc subsidiary to NNUKL.

•	On January 13, 2006, NNUKL sold the Series B Note to certain accredited institutional investors. At the same time we issued 5,120,793 shares of our common stock and warrants to purchase 686,000 shares of our common stock to these investors in exchange for Series B Note, which had an outstanding principle balance of $25.9 million, and was then retired and cancelled. The warrants have an exercise price of $7.00 per share and a term of five years.

•	On January 13, 2006, we issued 571,011 shares of our common stock and warrants to purchase 304,539 shares of our common stock to the holders of our 7% Senior Unsecured Convertible Debentures, who concurrently exercised their rights to convert an aggregate of $19.4 million principal amount of the debentures into shares of our common stock, resulting in the issuance of an aggregate of 3,529,887 shares of common stock. We also paid the debenture holders an aggregate of $1,717,663.16 in cash. The warrants have an exercise price of $7.00 per share and a term of five years.

•	On January 13, 2006, we, along with our Bookham Technology plc subsidiary, entered into a Release Agreement with Nortel Networks Corporation, NNUKL and certain of their affiliates (collectively, Nortel), pursuant to which Nortel released its security interests in the collateral securing the obligations of ourselves and Bookham Technology plc under the Series A Note, the Series B Note and the supply agreement.

•	On January 13, 2006, the holders of the debentures also agreed, subject to approval by our stockholders, to convert their remaining $6.1 million aggregate principal amount of convertible debentures for 1,106,477 shares of common stock. We have also agreed that at the time of this subsequent conversion, we will pay to the debenture holders an aggregate of $538,408.51 in cash and issue to the debenture holders an aggregate of 178,989 additional shares of our common stock and warrants to purchase an aggregate of up to 95,461 shares of our common stock. The warrants will have an exercise price of $7.00 per share and a term of five years. We intend to seek the required stockholder approval within 60 days of the date of the transaction.

•	In connection with these transactions, we paid $1.8 million in fees to a third party broker.

Future Cash Requirements
In our Annual Report on Form 10-K for the year ended July 2, 2005, filed on September 8, 2005, we described our need to raise between $20 million and $30 million by December 31, 2005 in order to continue our planned level of operations through fiscal 2006, and a need to raise $50 million to $60 million on a cumulative basis by August 2006 to maintain a minimum $25 million cash requirement under the notes issued to NNUKL.
As of December 31, 2005, we exceeded these targeted thresholds by raising approximately $77 million (net of estimated fees and including $3.7 million in proceeds which are yet to be payable) from our sale of the Swindon land, our acquisition of Creekside and the sale of 11,250,000 shares of our common stock in a public offering.
In addition, subsequent to the December 31, 2005 quarter, on January 13, 2005, we entered into a series of agreements which eliminated our outstanding debt with NNUKL, and $19.4 million of the $25.5 million of our convertible debentures. We have agreed with the debenture holders to convert the remaining portion of the debentures, subject to the approval of our shareholders.
As of the date of the filing of this quarterly report on Form 10-Q, we believe we have sufficient cash balances to satisfy our operating, working capital and capital expenditure requirements for at least the next twelve months.
Nevertheless, we have a history of negative cash flow, and in the future we may require additional financing to support our operations. In the future, other events or opportunities may also arise, requiring us to sell additional assets or issue additional equity or debt. From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. We continue to consider potential acquisition candidates. Any of these transactions could involve the issuance of a significant amount of new equity securities, debt, and/or cash consideration. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.
Risk Management—Foreign Currency Risk
We are exposed to fluctuations in foreign currency exchange rates and interest rates. As our business has grown and become more multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States, we expect that a substantial portion of our revenues will be denominated in U.S. dollars, while the majority of our expenses will continue to be denominated in U.K. pounds sterling until our facility in Shenzhen, China is fully operational. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. We enter into foreign currency contracts in an effort to mitigate our exposure to such fluctuations, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency contracts can have an adverse effect on our financial condition. As of December 31, 2005, we held two foreign currency exchange contracts with a nominal value of $37 million that include put and call options which expired or will expire at various dates from January 2006 to September 2006.
Contractual Obligations
There have been no material changes to the contractual obligations disclosed as at July 2, 2005 in our Annual Report on Form 10-K filed with the SEC on September 8, 2005, other than our entry into contractual obligations related to our acquisition of Creekside, as described under investing activities, and the cancellation of a substantial portion of our long-term debt and the third addendum to our supply agreement with Nortel Networks Limited, both of which are described under recent developments, within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Off-Balance Sheet Arrangements
As of December 31, 2005, we are not currently party to any material off-balance sheet arrangements.

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
We have never been profitable. We have incurred losses and negative cash flow from operations since our inception. As of December 31, 2005, we had an accumulated deficit of $879 million.
Our net loss for the six month period ended December 31, 2005 was $12.5 million and for the year ended July 2, 2005 was $248 million, which included goodwill and intangibles impairment charges of $114.2 million and restructuring charges of $21.0 million. Even though we generated positive gross margins in each of the past four fiscal quarters we have a history of negative gross margins and we may not be able to maintain positive gross margins if we do not continue to reduce our costs, improve our product mix and generate sufficient revenues from new and existing customers to offset the revenues we will lose after Nortel Networks completes its Last-Time-Buy purchases and its other purchases pursuant to the supply agreement with Nortel, as amended by the supply agreement addendums. We remain highly dependent on sales to Nortel Networks and we expect revenues from Nortel Networks to decrease during the 2006 calendar year.
We remain highly dependent on sales to Nortel Networks and we expect revenues from Nortel Networks to decrease through calendar 2006.
Historically, Nortel Networks has been our largest customer. In the six months ended December 31, 2005 and in the fiscal year ended July 2, 2005, respectively, we sold $68.0 million and $89.5 million of products and services to Nortel Networks, or 55% and 45% of our total revenues during such periods.
In connection with the third addendum to the supply agreement with Nortel Networks we entered into on January 13, 2006, Nortel Networks is obligated to purchase $72 million of our products through calendar 2006. As these commitments are met over the period of the agreement, there can be no assurance Nortel will continue to buy after the agreement is completed, or if Nortel does not continue to buy at its current level that we can replace the loss of revenue from Nortel with revenue from other customers.
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
A key element of our cost reduction program is the successful transfer of substantially all of our assembly and test operations from Paignton, U.K. to Shenzhen, China. Accordingly, we expect that our ability to transfer manufacturing capabilities to, and to operate effectively in, China is critical to the overall success of our business. We began to implement the transfer of our assembly and test operations from Paignton to Shenzhen in the fall of 2004. A substantial portion of this endeavor has taken place, and we expect to complete the transfer in the first half of calendar 2006. Our business and results of operations would be materially adversely affected if we experience delays in, increased costs related to, or if we are ultimately unable to:
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
We are in the process of transferring assembly and test operations previously undertaken at our Paignton facility to our Shenzhen facility. Fluctuations in customer demand present challenges and require us to continually assess and predict demand appropriately in order to ensure availability and staffing of assembly and test facilities sufficient to meet that demand. For example, in the past four quarters, we experienced increased customer demand for certain of our products that required that we operate our Paignton facility at greater capacity than we had anticipated when we implemented our most recent restructuring plan. This increased use of the Paignton facility to meet customer demands constrained the planned transition of our assembly and test operations from our facility in the U.K. to China and increased our expenses as we kept our U.K. production line operating. In addition, if we are not able to fill customer orders on time due to our inability to forecast customer demand, our reputation may be harmed with those customers and other potential customers.
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
A default under our supply agreement with Nortel Networks would have an adverse impact on our ability to continue the conduct of our business
We are party to a supply agreement with Nortel Networks that has been amended three times, most recently in January 2006. The supply agreement, as amended, requires that we grant a license for the assembly, test, post-processing and test intellectual property (but excluding wafer technology) of certain critical products to Nortel Networks and to any designated alternative supplier, if at any time, we: are unable to manufacture critical products for Nortel Networks in any material respect for a continuous period of not less than six weeks, or are subject to an insolvency event, such as a petition or assignment in bankruptcy, appointment of a trustee, custodian or receiver, or entrance into an arrangement for the general benefit of creditors. In addition, if there is an insolvency event, Nortel Networks will have the right to buy all Nortel Networks inventory we hold, and we will be obligated to grant a license to Nortel Networks or any alternative supplier for the manufacture of all products covered by the first supply agreement addendum. Our revenues and business would be substantially harmed if we were required to license this assembly, test, post-processing and test intellectual property to Nortel Networks or any supplier they were to designate.
We and our customers are each dependent upon a limited number of customers.
Historically, we have generated most of our revenues from a limited number of customers. Sales to one customer, Nortel Networks, accounted for 55% and 45% of our revenues for the six- month period ended December 31, 2005 and the year ended July 2, 2005. In addition to the reduced outlook for revenue from Nortel Networks after the non-cancelable purchase orders are filled, we expect that revenue from our other major customers may decline or fluctuate significantly in fiscal 2006 and beyond. We may not be able to offset any such decline in revenues from our existing major customers with revenues from new customers.
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
Our financial results have been materially impacted by foreign currency fluctuations and our future financial results may also be materially impacted by foreign currency fluctuations. Over the last two years, the decline in the value of the U.S. dollar versus the U.K. pound sterling has had a major negative effect on our profit margins and our cash flow. Despite our change in domicile from the United Kingdom to the United States and the implementation of our restructuring program to move all assembly and test operations from Paignton, U.K. to Shenzhen, China, the majority of our expenses are still denominated in U.K. pounds sterling and substantially all of our revenues are denominated in U.S. dollars. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and pay expenses will continue to have a material affect on our operating results.
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
We have been advised that power may be rationed in the location of our Shenzhen facility, and were power rationing to be implemented, it could either have an adverse impact on our ability to complete manufacturing commitments on a timely basis or, alternatively, require significant investment in generating capacity to sustain uninterrupted operations at the facility. Our ability to transfer certain assembly and test operations from our facilities in the U.K. to China would be hindered by a power rationing. We may also be required to expend greater amounts than we currently anticipate in connection with increasing production at the facility. Any one of these factors, or a combination of them, could result in the incurrence of unanticipated costs, with the potential to materially and adversely affect our business.
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
Our revenues and operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions may increase as we develop new or enhanced products for new markets, including data communications, aerospace, industrial and military markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each customer’s decision to delay or defer purchases from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, net income for any quarterly period in which material orders fail to occur, are delayed, or deferred could vary significantly.

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
In light of our restructuring and cost reduction measures in 2002, 2003 and 2004 in response to the depressed demand for optical components and our consolidation activities, we have incurred significant restructuring related charges. In 2004, we announced further restructuring plans, which include moving the majority of our assembly and test operations from our site in Paignton, U.K. to our facility in Shenzhen, China and closing our former headquarters facility in Abingdon, U.K. In the years ended December 31, 2002 and December 31, 2003, in the six months ended July 3, 2004, in the year ended July 2, 2005, and in the six months ended December 31, 2005, we recorded restructuring charges of $55.0 million, $31.0 million, $(0.7) million, $20.9 million and $3.6 million respectively. In November 2005, we announced an extension of this plan to include the transfer of our chip-on-carrier assembly from Paignton to Shenzhen. As of December 31, 2005, we have not identified the personnel to be affected by the move and, accordingly, have not recorded any retention or severance costs related to this portion of the plan. As of December 31, 2005, for the total plan we have spent $18 million, and in total anticipate spending approximately $24 million to $30 million (approximately 90% related to personnel and 10% related to lease commitments), consistent with previous estimates.
We may incur charges in excess of amounts currently estimated for these restructuring plans. We may incur additional charges in the future in connection with future restructurings. These charges, along with any other charges, have adversely affected, and will continue to adversely affect, our results of operations for the periods in which such charges have been, or will be, incurred.
Our results of operations may suffer if we do not effectively manage our inventory and we may incur inventory-related charges.
We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. The ability to accurately forecast customers’ product needs is difficult. Some of our products and supplies have in the past, and may in the future, become obsolete while in inventory due to rapidly changing customer specifications or a decrease in customer demand. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off unsaleable or obsolete inventory, which would adversely affect our results of operations. We have from time to time incurred significant inventory-related charges. Any such charges we incur in future periods could significantly adversely affect our results of operations.
Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock.
We account for our acquisitions, including the acquisition of New Focus, using the purchase method of accounting. In accordance with GAAP, we allocate the total estimated purchase price to the acquired company’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of announcement of the transaction, and record the excess of the purchase price over those fair values as goodwill. With respect to our acquisition of New Focus, we expensed the portion of the estimated purchase price allocated to in-process research and development in the first quarter of 2004. We will incur an increase in the amount of amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the merger on an annual basis. To the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. In the year ended July 2, 2005, following a triggering event in the third quarter and in accordance with our policy of evaluating long-lived assets for impairment in the fourth quarter, we recorded charges totaling $114.2 million related to the impairment of goodwill and purchased intangible assets. In addition, in the past, after the completion of a transaction, we have amended the provisional values of assets and liabilities we obtained as part of transactions, specifically the Nortel Networks acquisition. This amendment resulted in the value of our inventory being increased by $20.2 million, current liabilities being increased by approximately $1.3 million, intangible assets being decreased by approximately $9.1 million and property, plant and equipment increased by $9.8 million. We cannot assure you that we will not incur charges in the future as a result of any such transaction, which charges may have an adverse effect on our earnings.

Our debt repayment obligations may affect our ability to operate our business.
On December 20, 2004, we issued senior unsecured convertible debentures in a private placement resulting in gross proceeds of $25.5 million. These debentures bear interest at a rate of 7% per annum payable on each March 31, June 30, September 30 and December 31, while such debentures are outstanding, and on the maturity date. The debentures may be converted into shares of our common stock at the option of the holder prior to the maturity of the debentures on December 20, 2007. The conversion price of the debentures is $5.50. The debentures may also be converted into common stock by us under certain circumstances. On January 13, 2006, $19.4 million principal amount of the debentures was converted into shares of our common stock. The holders of the debentures have agreed, subject to the approval of our stockholders, to convert the remaining $6.1 million principal amount of debentures. If we are unable to obtain stockholder approval, the debentures will remain outstanding. If we do not have adequate cash resources to repay these debentures when they come due, our business and operations will be adversely affected.
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
For the six months ended December 31, 2005, the year ended July 2, 2005, the six months ended July 3, 2004, and the years ended December 31, 2003 and December 31, 2002, 22%, 28%, 26%, 9% and 9% of our revenues, respectively, were derived in the United States and 78%, 72%, 74%, 91% and 91%, respectively, were derived outside the United States.
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
As of July 2, 2005, we reported on four material weaknesses in our systems of internal control over financial reporting. Beyond this, we will continue to spend significant time and incur significant costs to assess and report on the effectiveness of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Although we believe we have remediated these material weaknesses, finding more material weaknesses in the future could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business. In addition, if we discover future material weaknesses, disclosure of that fact could reduce the market’s confidence in our financial statements, which could harm our stock price and our ability to raise capital.
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
In addition, in October 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages in connection with Mr. Yue’s conduct during the acquisition of Globe Y. Technology, Inc., by New Focus. In February 2004, New Focus filed a corrected amended cross-complaint against Mr. Yue. On October 18, 2005, the Court dismissed the corrected amended cross-complaint with leave to amend. On October 28, 2005, New Focus filed a second amended cross complaint. On January 11, 2006 the parties reached a non-monetary settlement regarding the cross-complaint which involved dismissal of the cross-complaint with prejudice. The trial date had been set for March 13, 2006 and the Court has scheduled 15 days for the trial. The Company intends to conduct a vigorous defense of this lawsuit.

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
Since Bookham Technology plc’s initial public offering in April 2000, Bookham Technology plc’s ADSs and ordinary shares, our shares of common stock and the shares of our customers and competitors have experienced substantial price and volume fluctuations, in many cases without any direct relationship to the affected company’s operating performance. An outgrowth of this market volatility is the significant vulnerability of our stock price and the stock prices of our customers and competitors to any actual or perceived fluctuation in the strength of the markets we serve, regardless of the actual consequence of such fluctuations. As a result, the market prices for these companies are highly volatile. These broad market and industry factors caused the market price of Bookham Technology plc’s ADSs and ordinary shares, and our common stock to fluctuate, and may in the future cause the market price of our common stock to fluctuate, regardless of our actual operating performance or the operating performance of our customers.
The future sale of substantial amounts of our common stock could adversely affect the price of our common stock.
As of February 1, 2006, affiliates of Nortel Networks held approximately 3,999,999 shares of our common stock. Other stockholders or groups of stockholders also hold significant percentages of our shares of common stock. On January 13, 2006 we issued an aggregate of 9,221,691 shares of common stock and warrants to purchase an aggregate of 990,539 shares of common stock in connection with the cancellation of the secured promissory notes we issued to Nortel Networks and the conversion and cancellation of $19.4 million principal amount of our $25.5 million convertible debentures. We expect to issue an additional 1,285,466 shares of common stock and warrants to purchase 95,461 shares of common stock, subject to the approval of our stockholders, in connection with the conversion of the remaining $6.1 million principal amount of the convertible debentures. Sales by Nortel Networks or other holders of substantial amounts of our shares in the public or private market could adversely affect the market price of our common stock by increasing the supply of shares available for sale compared to the demand in the public and private markets to buy our common stock. These sales may also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate to meet our capital needs.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rates
We finance our operations through a mixture of stockholders’ funds, loan notes, finance leases and working capital. Throughout the three months ended December 31, 2005, we had no exposure to interest rate fluctuations, other than exposure created by our cash deposits, our secured promissory notes issued to Nortel Networks and our 7.0% convertible debentures. We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts.
Foreign currency
Due to our multinational operations, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue and pay expenses. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we may from time to time have to exchange currency to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular, changes in the value of the U.K. pound sterling compared to the US dollar. In an effort to mitigate exposure to those fluctuations, we enter into foreign currency exchange contracts with respect to portions of our forecasted expenses denominated in U.K. pound sterling. At December 31 2005, we held two foreign currency exchange contracts, including put and call options, to purchase U.K. pound sterling with a nominal value of $37 million. These contracts include put and call options which expired, or will expire, on dates ranging from January 2006 to September 2006. It is estimated that a 10% fluctuation in the dollar between December 31, 2005 and the maturity dates of the put and call instruments underlying the contracts would lead to a profit of $3.2 million (dollar weakening), or loss of $4.6 million (dollar strengthening) on our outstanding trades, should they be held to maturity.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2005, our chief executive officer and chief financial officer have concluded that as of that date our disclosure controls and procedures were effective at the reasonable assurance level.
In our Annual Report on Form 10-K for the year ended July 2, 2005, we identified four material weaknesses related to: 1) shortage of, and turnover in, qualified financial reporting personnel to ensure complete application of GAAP; 2) insufficient management review of analyses and reconciliations; 3) inaccurate updating of accounting inputs for estimates of complex non-routine transactions; and 4) accounting for foreign currency exchange transactions. We have since implemented the processes, procedures and personnel changes we believe are necessary to remediate these weaknesses. These have now been in place and functioning for at least two full quarters, including quarterly closes. We note, however, that our next management’s report on internal control over financial reporting and the related report of our independent registered public accounting firm is not due until our Annual Report on Form 10-K for the fiscal year ended July 1, 2006.
Except as noted above, there was no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In addition, in October 2003, New Focus filed a cross-complaint against Mr. Yue seeking damages in connection with Mr. Yue’s conduct during the acquisition of Globe Y. Technology, Inc., by New Focus. In February 2004, New Focus filed a corrected amended cross-complaint against Mr. Yue. On October 18, 2005, the Court dismissed the corrected amended cross-complaint with leave to amend. On October 28, 2005, New Focus filed a second amended cross complaint. On January 11, 2006 the parties reached a non-monetary settlement regarding the cross-complaint which involved dismissal of the cross-complaint with prejudice. The trial date had been set for March 13, 2006 and the Court has scheduled 15 days for the trial. The Company intends to conduct a vigorous defense of this lawsuit.
Item 4. Submission of Matters to a Vote of Security Holders
We held our 2005 Annual Meeting of Stockholders on October 26, 2005. The following matters were voted upon at the annual meeting.
1. Holders of 22,185,622 shares of our common stock voted to elect Giorgio Anania to serve for a term of three years as a Class I director. Holders of 246,178 shares of our common stock withheld votes from such director. Holders of 22,188,211 shares of our common stock voted to elect Joseph Cook to serve for a term of three years as a Class I director. Holders of 243,589 shares of our common stock withheld votes from such director. Holders of 22,187,469 shares of our common stock voted to elect W. Arthur Porter to serve for a term of three years as a Class I director. Holders of 244,331 shares of our common stock withheld votes from such director.
2. Holders of 10,918,696 shares of our common stock voted to approve our 2004 stock incentive plan and the authorization of 4,000,000 shares of common stock for issuance under such plan. Holders of 1,616,691 shares of our common stock voted against such plan, holders of 25,040 shares abstained from voting and no shares were broker non-votes.
3. Holders of 12,233,659 shares of our common stock voted to approve our 2004 employee stock purchase plan and the authorization of 500,000 shares of common stock for issuance under such plan. Holders of 299,301 shares of our common stock voted against such plan, holders of 27,468 shares abstained from voting and no shares were broker non-votes.
4. Holders of 12,087,949 shares of our common stock voted to approve our 2004 sharesave scheme and the authorization of 500,000 shares of common stock for issuance under such plan. Holders of 443,359 shares of our common stock voted against such plan, holders of 29,119 shares abstained from voting and no shares were broker non-votes.
5. Holders of 10,856,273 shares of our common stock voted to amend our 2004 stock incentive plan to increase the number of shares reserved for issuance under the plan from 4,000,000 to 9,000,000. Holders of 1,675,312 shares of our common stock voted against such amendment, holders of 28,842 shares abstained from voting and no shares were broker non-votes.
6. Holders of 22,294,821 shares of our common stock voted to ratify the appointment of Ernst & Young LLP as our independent auditors for the current fiscal year. Holders of 110,037 shares of our common stock voted against ratifying such appointment, holders of 26,942 shares abstained from voting and no shares were broker non-votes.
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

BOOKHAM, INC.
	By:	/s/ Stephen Abely
Stephen Abely
February 7, 2006		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	2004 Stock Incentive Plan, as amended, including forms of stock option agreement for incentive and nonstatutory stock options, forms of restricted stock unit agreement and forms of restricted stock agreement.

10.2	Restricted Stock Agreement between Bookham, Inc. and Giorgio Anania.

10.3	Restricted Stock Agreement between Bookham, Inc. and Stephen Abely.

10.4	Restricted Stock Agreement between Bookham, Inc. and Stephen Turley.

10.5	Restricted Stock Agreement between Bookham, Inc. and Jim Haynes.

10.6	Restricted Stock Agreement between Bookham, Inc. and Stephen Turley.

10.7	Bookham, Inc. Cash Bonus Program.

10.8	Summary of Director Compensation.

10.9	Form of Indemnification Agreement, dated October 26, 2005, between Bookham, Inc. and each of Giorgio Anania, Peter Bordui, Joseph Cook, Lori Holland, Liam Nagle, W. Arthur Porter and David Simpson (previously filed as Exhibit 99.1 to Current Report on Form 8-K filed on November 1, 2005).

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.