Form 10-Q
period 2006-04-01
BOOKHAM, INC.
filed 2006-05-09
CIK 1110647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of May 1, 2006, there were 57,978,908 shares of common stock outstanding.

BOOKHAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BOOKHAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	April 1,	July 2,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$61,079	$24,934
Restricted cash	1,713	3,260
Accounts receivable, net	18,798	20,257
Amounts due from related parties, net	10,373	7,262
Inventories	53,438	53,192
Prepaid expenses and other current assets	12,494	11,190
Assets held for resale	—	13,694

Total current assets	157,895	133,789
Long-term restricted cash	4,119	4,119
Goodwill	8,803	6,260
Other intangible assets, net	22,235	28,010
Property and equipment, net	51,132	64,156
Other long-term assets	—	1,552

Total assets	$244,184	$237,886

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,491	$31,334
Amounts owed to related parties	—	774
Accrued expenses and other liabilities	42,599	38,477

Total current liabilities	69,090	70,585
Deferred gain on sale-leaseback	19,349	—
Notes payable to related party	—	45,861
Convertible debentures	—	19,140
Other long-term liabilities	5,792	11,232

Total liabilities	94,231	146,818

Commitments and contingencies — Note 9
Stockholders’ equity:
Common stock:
$0.01 par value; 175,000,000 authorized; 57,437,873 and 33,805,437 issued and outstanding at April 1, 2006 and July 2, 2005, respectively	574	338
Additional paid-in capital	1,046,726	925,677
Deferred compensation	—	(808)
Accumulated other comprehensive income	30,193	32,889
Accumulated deficit	(927,540)	(867,028)

Total stockholders’ equity	149,953	91,068

Total liabilities and stockholders’ equity	$244,184	$237,886

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
External revenues	$29,266	$30,684	$84,599	$80,015
Revenues from related parties	24,094	19,255	92,058	59,239

Total revenues	53,360	49,939	176,657	139,254
Cost of revenues	47,561	49,350	139,805	144,328

Gross profit/(loss)	5,799	589	36,852	(5,074)

Operating expenses:
Research and development	10,914	10,610	31,322	35,067
Selling, general and administrative	13,204	14,326	39,309	46,155
Amortization of intangible assets	2,326	2,855	7,510	8,318
Restructuring charges	2,441	3,777	6,009	16,028
Gain on sale of property and equipment	(313)	—	(1,945)	(650)
Legal settlement	7,150	—	7,150	—
Acquired in-process research and development	118	—	118	—
Impairment of goodwill	—	98,136	—	98,136
Gain on disposal of previously impaired land	—	—	(1,263)	—

Total costs and expenses	35,840	129,704	88,210	203,054

Operating loss	(30,041)	(129,115)	(51,358)	(208,128)

Other income/(expense):
Loss on conversion and early extinguishment of debt	(18,592)	—	(18,592)	—
Other income/(expense)	(167)	82	169	1,338
Interest income	171	266	751	935
Interest expense	(154)	(2,474)	(5,009)	(3,085)
Gain on foreign exchange	771	1,666	1,780	12

Total other income/(expense), net	(17,971)	(460)	(20,901)	(800)

Loss before income taxes	(48,012)	(129,575)	(72,259)	(208,928)
Income tax (provision)/benefit	(36)	—	11,747	(17)

Net loss	$(48,048)	$(129,575)	$(60,512)	$(208,945)

Basic and diluted loss per share:

Net loss per share (basic and diluted)	$(0.90)	$(3.86)	$(1.40)	$(6.27)

Weighted average shares of common stock outstanding (basic and diluted)	53,246	33,556	43,266	33,322
The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended
	April 1, 2006	April 2, 2005
	(Unaudited)	(Unaudited)
Cash flows used in operating activities:
Net loss	$(60,512)	$(208,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,248	23,862
Stock-based compensation	6,900	532
Gain on disposal of previously impaired land	(1,263)	—
Impairment of goodwill	—	98,136
Gain on sale of property and equipment	(2,127)	(650)
One time tax gain	(11,785)	—
Legal settlement	7,150	—
Acquired in-process research and development	118	—
Unrealized gain on foreign currency contracts	(885)	—
Loss on conversion and early extinguishment of debt	18,592	—
Foreign currency re-measurement of notes payable	916	(1,316)
Amortization of interest expense for warrants and beneficial conversion feature	1,292	231
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(2,220)	(7,117)
Inventories	(915)	117
Prepaid expenses and other current assets	7,465	4,104
Accounts payable	(4,756)	3,393
Accrued expenses and other liabilities	(14,274)	(5,058)

Net cash used in operating activities	(34,056)	(92,711)

Cash flows provided by/(used in) investing activities:
Purchase of property and equipment	(5,415)	(12,470)
Proceeds from sale of property and equipment	2,113	1,298
Acquisitions, net of cash acquired	9,724	—
Settlement of Westrick note	—	1,200
Proceeds from sale-leaseback of Caswell facility	23,444	—
Proceeds from sale of land held for re-sale	14,734	—
Transfers (to)/from restricted cash	2,305	(1,893)
Proceeds from disposal of subsidiaries (net of costs)	—	5,736

Net cash provided by/(used in) investing activities	46,905	(6,129)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	49,421	3
Cash paid in connection with early extinguishment of notes payable	(21,000)	—
Cash paid in connection with conversion of convertible debentures	(3,032)	—
Proceeds from exercise of common stock warrant	—	55
Proceeds from issuance of convertible debentures, net	—	24,175
Repayment of capital lease obligations	—	(5,131)
Repayment of loans and notes payable	(56)	(4,161)

Net cash provided by financing activities	25,333	14,941

Effect of exchange rate on cash	(2,037)	1,692
Net increase/(decrease) in cash and cash equivalents	36,145	(82,207)

Cash and cash equivalents at beginning of period	24,934	109,682

Cash and cash equivalents at end of period	$61,079	$27,475

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Business
Bookham Technology plc was incorporated under the laws of England and Wales on September 22, 1988. On September 10, 2004, pursuant to a scheme of arrangement under the laws of the United Kingdom, Bookham Technology plc became a wholly-owned subsidiary of Bookham, Inc., a Delaware corporation. Bookham, Inc. principally designs, manufactures and markets optical components, modules and subsystems for the telecommunications industry. Bookham, Inc. also manufactures high-speed electronic components for the telecommunications, defense and aerospace industries. References to the “Company” mean Bookham, Inc. and its subsidiaries’ consolidated business activities since September 10, 2004 and Bookham Technology plc’s consolidated business activities prior to September 10, 2004.
Note 2. Basis of Preparation
The accompanying unaudited condensed consolidated financial statements as of April 1, 2006 and for the three and nine months ended April 1, 2006 and April 2, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include the accounts of Bookham, Inc. and all of its subsidiaries. Information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at April 1, 2006 and the consolidated operating results and cash flows for the three and nine months ended April 1, 2006 and April 2, 2005. The consolidated results of operations for the three and nine months ended April 1, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending July 1, 2006.
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
As of April 1, 2006, the Company had raised a total of $101 million (net of estimated fees, and including $3.7 million in proceeds which were not yet payable) from the sale of land, the acquisition of Creekside, the sale of common stock in a public offering, and the sale-leaseback of its Caswell manufacturing facility. The Company has applied approximately $24 million of these proceeds, along with shares of its common stock and warrants to purchase shares of its common stock, to retire and cancel the secured promissory notes issued to Nortel Networks UK Limited with an aggregate principal amount of $45.9 million and the Company’s 7% unsecured convertible debentures with a principal amount of $25.5 million. In total, the related transactions eliminated all of the Company’s long-term debt, along with the requirement to maintain a minimum cash balance of $25 million as of August 7, 2006.
Even with this strengthened financial position, the Company expects its operations and restructuring plans to consume a substantial portion of its cash over the next few quarters. On May 4, 2006, the Company announced a cost reduction plan expected to result in savings of $5 million to $6 million a quarter. However, unless the Company improves its operating performance beyond these cost savings, the Company will need to raise additional cash to satisfy its operating, working capital and capital expenditure requirements for at least the next twelve months. The Company is currently exploring alternative sources of financing, including the issuance of debt or equity, or the sale of additional assets, and believes it will secure the necessary resources to fund operations over at least the next twelve month period.
Certain comparative amounts have been reclassified to conform to current period presentations, including the reclassification of the gain/(loss) on sale of property and equipment to operating expenses from other income/(expense), net. The reclassifications were immaterial and had no impact on the Company’s net loss or accumulated deficit.

Note 3. Equity and Stock-Based Compensation Expense
On October 17, 2005, the Company completed a public offering of its common stock, issuing a total of 11,250,000 shares at a price per share of $4.75, raising $53.4 million and receiving $49.3 million net of commissions to the underwriters and the payment of offering costs and expenses.
On October 27, 2005, at the Company’s annual meeting of stockholders, the stockholders of the Company approved the 2004 stock incentive plan and authorization of 4,000,000 shares of common stock for issuance under that plan, the 2004 employee stock option plan and the 2004 sharesave scheme and the authorization of 500,000 shares of common stock for issuance under each of those plans, and the authorization of an additional 5,000,000 shares of common stock for issuance under the 2004 stock incentive plan.
In November 2005, the Company granted options to purchase 4,762,500 shares of common stock and issued 1,100,000 shares of restricted stock (including 50,000 restricted stock units) under these plans. The options have an exercise price of $4.91, a term of ten years and vest ratably over 48 months with the first 12 months of vesting deferred until the one year anniversary of the grant. The restricted stock grants vest as to 50% ratably over 48 months, as to 25% when the Company achieves earnings before interest, taxes, depreciation and amortization, excluding restructuring charges, one-time items and charges for stock-based compensation cumulatively greater than zero for two successive quarters, and as to 25% when the Company achieves earnings before interest, taxes, depreciation and amortization, excluding restructuring charges, one-time items and charges for stock-based compensation cumulatively greater than 8% of revenues for two successive quarters.
On January 13, 2006, the Company entered into a series of agreements by which it eliminated its long term debt, and under which it issued 10,507,158 shares of its common stock and warrants to purchase 1,086,001 shares of its common stock at an exercise price of $7.00 with a life of 5 years, along with other consideration described in Note 14. The issuance of 1,285,466 of these shares of common stock and warrants to purchase 95,461 of these shares had been subject to stockholder approval which was received on March 22, 2006.
On March 22, 2006, the Company acquired all of the outstanding share capital of Avalon Photonics AG for 764,951 shares of its common stock. Subject to the achievement of certain future integration and revenue milestones, the Avalon shareholders and their designees will be entitled to receive up to 347,705 additional shares of common stock. See Note 12 for additional disclosures regarding the acquisition.
Management Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. Descriptions of these policies are discussed in the Company’s Annual Report on Form 10-K for the year ended July 2, 2005.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R- Share-Based Payment which requires companies to recognize in their statement of operations all share-based payments to employees, including grants of employee stock options, based on their grant date fair values. The Company adopted the new pronouncement on July 3, 2005, using the modified-prospective-transition method. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures is no longer permissible. The application of SFAS No. 123R involves significant amounts of judgment in the determination of inputs into the Black-Scholes model which the Company uses to determine the value of employee stock options. Inherent in this model are assumptions related to expected stock price volatility, option life, risk free interest rate and dividend yield. While the risk free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates.
The Company has not and does not anticipate distributing dividends to shareholders and accordingly uses a 0% dividend yield assumption for all Black-Scholes calculations. The Company uses an expected stock-price volatility assumption that is primarily based on historical realized volatility of the underlying stock during a period of time. For stock option grants issued during the three months ended April 1, 2006, the Company used an expected stock price volatility of 84%. With regard to the weighted average option life assumption, the Company evaluates the exercise behavior of past grants as a basis to predict future activity. For stock option grants issued during the three months ended April 1, 2006, the Company used a weighted average expected option life assumption of 4.5 years. The risk free rate is based on the zero coupon Treasury Strip Yields for the expected term on the date of grant. For stock option grants during the three months ended April 1, 2006, the Company used a weighted average risk free rate of

4.5%. In the three months and nine months ended April 1, 2006, the Company recorded a total of $1.8 million and $6.6 million, respectively, of stock-based compensation related expenses. Approximately $1.7 million of the stock-based compensation related expense in the nine months ended April 1, 2006 related to certain performance based options for which the related performance targets were met in the period.
Prior to July 3, 2005, the Company accounted for its stock-based compensation plans under the recognition and measurement provision of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). In the course of adopting SFAS No. 123R, the Company evaluated the Black-Scholes pricing model inputs previously applied to valuing its stock options and determined that certain volatility assumptions and amortization methods had been inappropriately applied to certain of its stock option grants in determining pro forma employee stock-based compensation for the pro forma disclosures previously required under the SFAS No. 123, as amended by SFAS No. 148, disclosure only alternative. The Company has determined that for the nine months ended April 2, 2005, pro forma stock-based compensation expense previously reported as $5.5 million should have been $4.9 million, that pro forma net loss previously reported as $214.4 million should have been $213.8 million, and that pro forma net loss per share (basic and diluted) previously reported as $6.44 should have been $6.42. The previously reported pro forma data was for footnote disclosure purposes only, and had no impact on the Company’s previously reported results of operations, financial position or cashflows.
Note 4. Comprehensive Loss
For the three and nine months ended April 1, 2006 and April 2, 2005, the Company’s comprehensive loss is comprised of its net loss, unrealized gains on currency instruments designated as hedges, foreign currency translation adjustments and unrealized losses on short-term investments. The components of comprehensive loss were as follows:

	Three months ended		Nine months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(in thousands)		(in thousands)
Net loss	$(48,048)	$(129,575)	$(60,512)	$(208,945)
Unrealized gains/(losses) on the Company’s hedging instruments	117	(1,426)	117	673
Currency translation adjustment	573	(2,675)	(2,813)	5,256
Unrealized holding losses on short-term investments	—	13	—	(11)

Total comprehensive loss	$(47,358)	$(133,663)	$(63,208)	$(203,027)

Note 5. Net Loss Per Share
SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the income statement. Basic earnings per share is computed using only the weighted average number of common shares outstanding for the period, while diluted earnings per share is computed assuming conversion of all potentially dilutive securities, such as options, convertible debt and warrants.
Because the Company incurred net losses for the three and nine month periods ended April 1, 2006 and April 2, 2005, the effect of potentially dilutive securities totaling 12,415,975 and 10,408,026 equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because they would have been anti-dilutive.
The following table sets forth the computation of basic and diluted net loss per share:

	Three months ended		Nine months ended
	April 1,	April 2,	April 1,	April 2,
	2006	2005	2006	2005
	in thousands, except per share amounts
Net loss	$(48,048)	$(129,575)	$(60,512)	$(208,945)

Basic and diluted loss per share:

Net loss per share	$(0.90)	$(3.86)	$(1.40)	$(6.27)

Shares used in net loss per share calculation — basic and diluted	53,246	33,556	43,266	33,322

Note 6. Inventories

	April 1, 2006	July 2, 2005
	(in thousands)
Inventories:
Raw materials	$16,728	$11,236
Work in process	19,987	26,862
Finished goods	16,723	15,094

	$53,438	$53,192

In the three month and nine month periods ended April 1, 2006, respectively, the Company recorded sales of $2.4 million and $9.5 million on, and recognized profits of $0.9 million and $3.5 million from, inventories carried at zero value and sold during the quarter. This inventory was originally purchased as part of the acquisition of the optical components business of Nortel Networks in November 2002.
Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	April 1, 2006	July 2, 2005
	(in thousands)
Accounts payable accruals	$3,694	$6,335
Compensation and benefits related accruals	5,536	6,408
Warranty accrual	3,673	3,782
Legal settlement accrual	7,500	—
Restructuring provision	10,466	14,945
Other accruals	11,730	7,007

	$42,599	$38,477

Note 8. Asset Held for Resale; Sale and Recovery of Impairment
On September 11, 2005, the Company sold a parcel of land for gross proceeds of $15.5 million. The land, which had a carrying value of $13.7 million as of July 2, 2005, had previously been disclosed as an asset held for resale. The transaction resulted in a gain of $1.3 million net of related costs.
Note 9. Commitments and Contingencies
Guarantees
The Company adopted the provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 (“FIN 45”) effective December 31, 2002. The Company has the following financial guarantees:
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

the Company historically has not incurred any costs associated with such indemnifications and does not expect to in the future. Costs associated with such indemnifications may be mitigated by insurance coverage that the Company maintains.

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

Provision for
warranties
(in thousands)
At July 2, 2005	$3,782
Warranties issued	558
Warranties utilized	(61)
Warranties expired, and other changes in liability	(502)
Currency translation	(104)

At April 1, 2006	$(3,673)

Settlement of Yue Litigation
On April 3, 2006, the Company entered into a definitive settlement agreement, or the Settlement Agreement, with Mr. Howard Yue, or the Plaintiff, relating to the lawsuit the Plaintiff filed against New Focus, Inc., a subsidiary of the Company, and several of its officers and directors in Santa Clara County Superior Court. The lawsuit, which was originally filed on February 13, 2002, is captioned Howard Yue v. New Focus, Inc. et al, Case No. CV808031, or the Yue Litigation, and relates to events that occurred prior to the Company’s acquisition of New Focus, Inc.
The terms of the Settlement Agreement provided that the Company would issue to the Plaintiff a $7.5 million promissory note, or the Note, payable on or before April 10, 2006, of which $5 million could be satisfied by the Company, at its option, through the issuance of shares of common stock.
Pursuant to the Settlement Agreement, the Company issued the Note on April 3, 2006 and satisfied the terms of the Note in full by issuing to the Plaintiff 537,635 shares of common stock valued at $5 million on April 4, 2006 and paying $2.5 million in cash on April 5, 2006. The Plaintiff filed dismissal papers in the Yue Litigation on April 6, 2006.
The defense fees for the Yue Litigation have been paid by the insurers under the applicable New Focus directors and officers insurance policy. The Company and New Focus, Inc. have demanded that the relevant insurers fully fund this settlement within policy limits. At this time certain of the insurers have not confirmed to the Company their definitive coverage position on this matter.
As the terms of this settlement had been reached prior to April 1, 2006, the Company has recorded $7.2 million ($7.5 million, net of insurance recoveries expected as of this time) as an other operating expense in the Company’s results of operations for the three months and nine months ended April 1, 2006. If and when additional insurers confirm their definitive coverage position, the Company will record the amounts of this coverage as recoveries against operating expenses in the corresponding future periods.
Other Litigation
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
Plaintiffs and most of the issuer defendants and their insurers have entered into a stipulation of settlement for the claims against the issuer defendants, including the Company. Under the stipulation of settlement, the plaintiff will dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness which took place on April 24, 2006. The judge has yet to enter a decision on this hearing. The Company believes that both Bookham Technology plc and New Focus have meritorious defenses to the claims made in the Amended Complaint and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
Note 10. Restructuring
The following table summarizes the activity related to the restructuring liability for the nine months ended April 1, 2006:

	Accrued	Amounts				Accrued
	restructuring	charged to				restructuring
	costs at	restructuring				costs at
	July 2,	costs and	Amounts	Amounts paid		April 1,
(in thousands)	2005	other	reversed	or written off	Adjustments	2006
Lease cancellations and commitments	$18,533	$782	$—	$(6,805)	$(361)	$12,149
Termination payments to employees and related costs	6,300	5,382	(155)	(8,821)	(192)	2,514

Total restructure accrual and other	$24,833	$6,164	$(155)	$(15,626)	$(553)	$14,663

Less non-current accrued restructuring charges	$(9,888)					$(4,197)

Accrued restructuring charges included within other accrued liabilities	$14,945					$10,466

The following table summarizes the activity related to the restructuring liability for the three months ended April 1, 2006:

	Accrued	Amounts				Accrued
	restructuring	charged to				restructuring
	costs at	restructuring				costs at
	December 31,	costs and	Amounts	Amounts paid		April 1,
(in thousands)	2005	other	reversed	or written off	Adjustments	2006
Lease cancellations and commitments	$14,262	$19	$—	$(2,147)	$15	$12,149
Termination payments to employees and related costs	2,222	2,422	—	(2,135)	5	2,514

Total restructure accrual and other	$16,484	$2,441	$—	$(4,282)	$20	$14,663

Less non-current accrued restructuring charges	$(6,331)					$(4,197)

Accrued restructuring charges included within other accrued liabilities	$10,153					$10,466

In May 2004, the Company announced a plan of restructuring, primarily related to the transfer of its assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. In the quarter ended April 1, 2006, the restructuring charges recorded for termination payments to employees and related costs were primarily related to the employees in the Company’s assembly and test operations in Paignton who have been identified for termination and are being retained until the transition of the operations to Shenzhen, China is complete. Costs of their severance and retention are being accrued over their remaining service period. In November 2005, the Company announced an extension of this plan to include the transfer of its chip-on-carrier assembly from Paignton to Shenzhen. This extends the plan, which otherwise would have been substantially complete during the quarter ended July 1, 2006, into at least the quarter ended December 31, 2006, in regards to the additional personnel identified for termination in connection with the transfer of chip-on-carrier. As of April 1, 2006 the Company has spent $22 million on the plan overall, and in total anticipates spending approximately $24 million to $30 million (approximately 90% related to personnel and 10% related to lease commitments), consistent with previous estimates.
In connection with various plans of restructuring, and the assumption of restructuring accruals upon the acquisition of New Focus, in the quarter ended April 1, 2006, the Company continued to make scheduled payments drawing down the lease cancellations and commitments portion of the restructuring accrual. Remaining net payments of lease cancellation and commitments under these actions are included in the ending restructuring accrual as of April 1, 2006.
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
Segment information for the three and nine months ended April 1, 2006 and April 2, 2005 is as follows:

	Three months ended		Nine months ended
	April 1, 2006	April 2, 2005	April 1, 2006	April 2, 2005
	(in thousands)		(in thousands)
Total revenues:
Optics	$46,906	$45,915	$157,898	$122,937
Research and Industrial	6,454	4,024	18,759	16,317

Consolidated total revenues	$53,360	$49,939	$176,657	$139,254

Net loss:
Optics	$(47,661)	$(129,501)	$(58,990)	$(207,222)
Research and Industrial	(387)	(74)	(1,522)	(1,723)

Consolidated net loss	$(48,048)	$(129,575)	$(60,512)	$(208,945)

For the nine month period ended April 2, 2005, the results of JCA Technology, Inc., (a former subsidiary of the Company) consolidated in the Research and Industrial segment amounted to $77,000 of revenue and a loss of $306,000. The Company sold JCA Technology, Inc. to Endwave Corporation in July 2004.

Note 12. Significant Business Combinations
Avalon
On March 22, 2006, the Company acquired all of the outstanding share capital of Avalon Photonics AG, a company organized under the laws of Switzerland, under an agreement pursuant to which it issued 764,951 shares of common stock to the Avalon shareholders and their designees. In addition, subject to the achievement of certain future integration and revenue milestones, the Avalon shareholders and their designees will be entitled to receive up to 347,705 additional shares of common stock. As the 139,082 shares related to the integration milestones are fixed as to number, the value of the shares, $1,000,000, is being included as part of the consideration in the allocation of the purchase price, as described below. The issuance of the remaining 208,623 shares are contingent based upon Avalon achieving certain revenue criteria over a two-year period. Any additional contingent consideration resulting from the achievement of the revenue criteria will be accounted for as additional goodwill.
The Avalon acquisition was accounted for under the purchase method of accounting. The allocation of the purchase price to the assets acquired and liabilities assumed, as determined by the Company, was conducted at the date of acquisition, with the assistance of third-party valuation experts. To determine the value of the developed technology, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the lifecycle stage of the technology. The proforma results of operations of Avalon prior to March 22, 2006 were immaterial to the Company.
The value of in-process research and development, or IPR&D, was determined based on the expected cash flow attributed to in-process projects, taking into account revenue that is attributable to previously developed technology, the level of effort to date in the IPR&D, the percentage of completion of the project and the level of risk associated with the in-process technology. The projects identified as in-process are those that were underway at each of the acquired companies at the time of the acquisition and that required additional efforts in order to establish technological feasibility. The value of IPR&D was included in the Company’s results of operations during the period of the acquisition. The current purchase price allocation is preliminary as the Company has not finalized the valuation of assets acquired and liabilities assumed. Significant changes to the allocation are not anticipated, and the Company expects the valuation process to be completed during the fourth quarter of fiscal 2006.
The following is the preliminary purchase price allocation related to this business combination (in thousands):

Purchase price
allocation
Purchase price:
Common stock	$6,500
Transaction costs	200

$6,700

Allocation of purchase price:
Cash	$1,858
Accounts receivable	125
Inventory	117
Other assets	295
Fixed assets	375
Current technologies	1,695
Customer relationships	539
Current liabilities	(966)
Goodwill	2,544
In-process research and development	118

$6,700

Creekside
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

$685

The net monetary assets acquired primarily represent lease receivables and loans payable to and from parties related to the entity from which the Company acquired Creekside. The Company has the right to offset these balances, and in accordance with FIN 39 — Offsetting of Amounts Related to Certain Contracts is reflecting these amounts net on its balance sheet. The contracts underlying the receivables and loans are denominated in United Kingdom pounds sterling. These loans, in the amounts of $32 million and $75 million based on the October 1, 2005 exchange rate of 1.76 U.S. dollars per UK pound sterling, accrue interest at annual rates of 5.54% and 5.68%, respectively. The first loan came due on October 14, 2005 and the second loan is due in equal installments on July 14, 2006 and October 16, 2007, with the lease receivables substantially concurrent with this schedule as to timing and exceeding the amounts due in magnitude. The Company anticipates applying capital allowances of Bookham Technology plc to reduce tax liabilities assumed from Creekside. Accordingly, as a result of the acquisition of Creekside, in the nine months ended April 1, 2006 the Company has recognized a one time tax gain of $11.8 million related to the expected realization of these tax assets. No results of Creekside have been included in the Company’s results of operations for periods prior to August 10, 2005, after which point Creekside is included in the Company’s consolidated results of operations.
Note 13. Caswell Sale Leaseback
On March 10, 2006, Bookham Technology plc entered into multiple agreements for the sale and leaseback of the land and facilities located at its Caswell, United Kingdom, manufacturing site. The sale transaction, which closed on March 30, 2006, resulted in immediate proceeds to Bookham Technology plc of £13.75 million (approximately US $24 million).
Under these agreements, Bookham Technology plc leases back the Caswell site for an initial term of 20 years, with options to renew the lease term for 5 years following the initial term and for rolling 2 year terms thereafter. Annual rent will be £1.1 million during the first 5 years of the lease, £1.2 million during the next 5 years of the lease, £1.4 million during the next 5 years of the lease and £1.6 million during the next 5 years of the lease. Rent during the renewal terms will be determined according to the then market rent for the site. The obligations of Bookham Technology plc under these agreements is guaranteed by the Company. In addition, Bookham Technology plc and the Company entered into a pre-emption agreement with the buyer under which Bookham Technology plc, within the next 20 years, has a right to match the terms of any third party offer relating to the purchase of the Caswell site in whole or in part.
Under the provisions of SFAS 13, Accounting for Leases, the Company has deferred a related gain of $20.4 million, which will be amortized ratably against rent expense over the 20 year term of the lease. The Company is recognizing the rent expense related to payments on a straight line basis over the term of the lease.
Note 14. Retirement of Debt
On January 13, 2006, the Company announced a series of transactions which had the effect of eliminating its outstanding long term debt. The transactions were accounted for under the provisions of APB 26 – Early Extinguishments of Debt, except for the conversion of the convertible debentures, which have been accounted for in accordance with SFAS 84 – Induced Conversions of Convertible Debt—an amendment of APB Opinion No. 26. In accordance with these transactions, the Company has recorded in other expenses a loss of $18.6 million in the three months and nine months ended April 1, 2006.
•	On January 13, 2006, the Company paid $20 million of cash to Nortel Networks UK Limited (NNUKL) to settle all $20 million outstanding principal of, plus all accrued interest on, the Amended and Restated Series A-2 Senior Secured Note due 2007 (the Series A Note) that it had previously issued to NNUKL. The Series A Note was then retired and cancelled. The Company also paid NNUKL all of the accrued interest on the Amended and Restated Series B-1 Senior Secured Note Due 2006 (the Series B Note) which had been issued by its Bookham Technology plc subsidiary to NNUKL.

•	On January 13, 2006, NNUKL sold the Series B Note to certain accredited institutional investors. At the same time the Company issued 5,120,793 shares of its common stock and warrants to purchase 686,000 shares of its common stock to these investors in exchange for the Series B Note, which had an outstanding principle balance of $25.9 million, and was then retired and cancelled. The warrants have an exercise price of $7.00 per share and a term of five years.

•	On January 13, 2006, the Company issued 571,011 shares of its common stock and warrants to purchase 304,540 shares of its common stock to the holders of its 7% Senior Unsecured Convertible Debentures, who concurrently exercised their rights to convert an aggregate of $19.4 million principal amount of the debentures into shares of the Company’s common stock, resulting in the issuance of an aggregate of 3,529,887 shares of common stock. The Company also paid the debenture holders an aggregate of $1,717,663. The warrants have an exercise price of $7.00 per share and a term of five years.

•	On January 13, 2006, the Company, along with its Bookham Technology plc subsidiary, entered into a Release Agreement with Nortel Networks Corporation, NNUKL and certain of their affiliates (collectively, Nortel), pursuant to which Nortel released its security interests in the collateral securing the obligations of the Company and Bookham Technology plc under the Series A Note, the Series B Note and the supply agreement.

•	On January 13, 2006, the holders of the debentures also agreed, subject to approval by the Company’s stockholders, which was received March 22 2006, to convert their remaining $6.1 million aggregate principal amount of convertible debentures for 1,106,477 shares of common stock. At the time of this subsequent conversion, the Company paid to the debenture holders an aggregate of $538,409 in cash and issued to the debenture holders an aggregate of 178,989 additional shares of its common stock and warrants to purchase an aggregate of up to 95,461 shares of its common stock. The warrants have an exercise price of $7.00 per share and a term of five years.

•	In connection with these transactions, the Company paid $1.8 million in fees to a third party broker.
In determining the accounting loss from these transactions, the Company applied the fair value of the consideration paid, which in the case of the warrants to purchase shares of the Company’s common stock, was based on applying the Black-Scholes model assuming variables of 84% volatility, zero dividend yield, an expected life of 5 years, and a risk free interest rate of 4.34%.
Note 15. Significant Related Party Transactions
As of April 1, 2006, Nortel Networks had a 7% ownership interest in the Company. Prior to January 13, 2006, Nortel Networks, and subsidiaries of Nortel Networks, also held $45.9 million of the Company’s notes payable (See Note 14).
On January 13, 2006, the Company entered into a third addendum to an existing supply agreement with Nortel Networks Limited. The latest addendum obligates Nortel to purchase $72 million of the Company’s product during the 2006 calendar year. The addendum also eliminated the provisions requiring the Company to grant a license for the assembly, test, post-processing and test intellectual property (excluding wafer technology) of certain critical products to Nortel Networks Limited and to any designated alternative supplier if the Company’s cash balance was less than $25 million, as well as the provisions giving Nortel Networks Limited the right to buy all Nortel Networks Limited inventory then held by the Company and requiring the Company to grant a license to Nortel Networks Limited or any alternative supplier for the manufacture of all products covered by the first addendum to the supply agreement if the Company’s cash balance was less than $10 million.
In the ordinary course of business, the Company has entered into the following transactions for the nine months ended April 1, 2006, and has the following trade balances with Nortel as of April 1, 2006 (in thousands):

		Accounts receivable
Sales to	Purchases from	from, net	Amounts payable to
$92,058	$—	$10,373	$—

Note 16. Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company is currently evaluating the potential impact of adopting SFAS No. 155.

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
We operate in two business segments: optics, and research and industrial. Optics relates to the design, development, manufacture, marketing and sale of optical solutions for telecommunications and industrial applications. Research and industrial relates to the design, manufacture, marketing and sale of photonics and microwave solutions.
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
The critical accounting policies we identified in our Annual Report on Form 10-K for the year ended July 2, 2005 related to revenue recognition and sales returns, inventory valuation, valuing warrants and conversion features in connection with our 7.0% senior convertible debentures, accounting for acquisitions and goodwill, impairment of goodwill and intangibles, and accounting for acquired in-process research and development It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed in our Annual Report on Form 10-K, as filed with the SEC on September 8, 2005.
Recent Accounting Pronouncements
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company is currently evaluating the potential impact of adopting SFAS No. 155.
In December 2004, the FASB issued SFAS No. 123R- Share-Based Payment which requires companies to recognize in their statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. We adopted the new pronouncement on July 3, 2005, using the modified-prospective-transition method. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures is no longer permissible. The application of SFAS No. 123R involves significant amounts of judgment in the determination of inputs into the Black-Scholes model which we use to determine the value of employee stock options. These inputs are based upon assumptions as to volatility, risk free interest rates and the expected life of the options. In the three month and nine month periods ended April 1, 2006, we recorded a total of $1.8 million and $6.6 million of stock compensation related expenses, of which $1.7 million relates to certain performance based options for which the related performance targets were met and recognized in the three months ended October 2, 2005.
Results of Operations
Revenues

	Three Month Period Ended			Nine Month Period Ended
	April 1,	April 2,	Percentage	April 1,	April 2,	Percentage
$ Millions	2006	2005	Change	2006	2005	Change
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net revenues	$53.4	$49.9	7%	$176.7	$139.3	27%
Revenues for the three month and nine month periods ended April 1, 2006 increased by $3.4 million and $37.4 million, or 7% and 27%, respectively, over revenues for the three month and nine month periods ended April 2, 2005. These increases were largely due to sales to our largest customer, Nortel Networks, increasing to $24.1 million and $92.1 million from $19.3 million and $59.2 million in the three and nine month periods ended April 2, 2005. In percentage terms, Nortel represented 45% and 52% of our revenues, compared to 39% and 43% in the three month and nine month periods ended April 2, 2005. These increases are largely related to the March 2005 addendum to our supply agreement with Nortel Networks Limited, pursuant to which Nortel issued non-cancelable purchase orders totaling approximately $100 million for products we are discontinuing, referred to as Last-Time-Buy products, and products we are not discontinuing, based on revised pricing, to be delivered through March 2006. The Last-Time-Buy products represented approximately $50 million of the $100 million of non-cancelable purchase orders we received. On January 13, 2006 we entered into a third addendum to this Nortel supply agreement under which Nortel is obligated to purchase a minimum of $72 million of our products through calendar 2006. We expect that revenues to Nortel will decline in future quarters as we substantially complete the Last-Time-Buy product sales to Nortel in the fourth quarter of fiscal 2006, and their commitments for future purchases under our supply agreement decrease in the subsequent quarters.
Revenues in our optics segment from customers other than Nortel were $22.8 million and $65.8 million in the three month and nine month periods ended April 1, 2006 compared to $26.6 million and $63.7 million in the corresponding periods ended April 2, 2005. Given improving demand in the telecom market, and assuming that our new products, particularly tunable transmitters and transceivers, will be successfully introduced, we expect revenues with customers other than Nortel to continue to increase through the end of fiscal 2006 and into fiscal 2007.
Revenues from our research and industrial segment, comprising primarily of our New Focus division which designs, manufactures, markets and sells photonic and microwave solutions, increased to $6.5 million and $18.8 million in the three-month and nine-month periods ended April 1, 2006, compared to $4.0 million and $16.3 million in the corresponding periods ended April 2, 2005 primarily as a result of increased product sales.
Cost of Revenues

	Three Month Period Ended			Nine Month Period Ended
	April 1,	April 2,	Percentage	April 1,	April 2,	Percentage
$ Millions	2006	2005	Change	2006	2005	Change
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Cost of revenues	$47.6	$49.4	(4%)	$139.8	$144.3	(3%)
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
Our cost of revenues for the three-month and nine-month periods ended April 1, 2006 decreased 4% and 3% compared to the corresponding periods ended April 2, 2005, primarily due to reductions in our manufacturing overhead costs, lower variable product costs and the benefits of a lower cost structure of our assembly and test operations in China. In the quarter ended April 1, 2006 we produced $27.5 million of products (in revenue terms) from the Shenzhen facility compared with $3.1 million in the quarter ended April 2, 2005. As we were still operating our assembly and testing operations in Paignton, UK while ramping up our facility in Shenzhen, China, in the quarter ended April 1, 2006, these benefits were somewhat offset by some duplicate spending in these assembly and test operations. Our cost of revenues for the three months and nine months ended April 1, 2006 also include $0.3 million and $1.7 million of stock-based compensation charges, respectively.
Gross Margin

	Three Month Period Ended			Nine Month Period Ended
	April 1,	April 2,	Percentage	April 1,	April 2,	Percentage
$ Millions	2006	2005	Change	2006	2005	Change
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gross profit (loss)	$5.8	$0.6		$36.9	$(5.1)
Gross margin rate	11%	1%	n/a	21%	(4%)	n/a
Gross margin consists of revenues less cost of sales. The gross margin rate is the resulting gross margin as a percentage of revenues.
Our gross margin rates improved in the three months and nine months ended April 1, 2006 compared to the three months and nine months ended April 2, 2005, primarily because of the positive impact of higher revenues spread across our lower fixed manufacturing costs. The volume and favorable pricing terms under the Nortel Networks supply agreement also positively affected our gross margin rate. Even though these results reflected improvements over the same periods of the prior year, the current quarter results also reflect the negative impact of a shift to lower margin products as we transition to new products, underutilization of the Company’s semiconductor facility related to the same shift, and costs for obsolescence and scrap associated with the final shutdown of certain production lines in our Paignton assembly and test facility. We expect gross margins to continue to be impacted as pricing with Nortel declines and we introduce new products at initially lower margins, for at least the next two fiscal quarters. In response to this outlook, we announced a cost reduction plan on May 4, 2006 which is expected to result in $5 million to $6 million in quarterly savings. This plan is to be implemented immediately and the cost savings should be achieved in full by the December fiscal quarter, with approximately 65% of the total expected savings to be realized within the gross margin line.
During the three months and nine months ended April 1, 2006, we had revenues of $2.4 million and $9.5 million related to, and recognized $0.9 million and $3.5 million of profits on, inventory that had been carried on our books at zero value. In the three months and nine months ended April 2, 2005, we recognized profits of $1.8 million and $9.0 million related to inventory that had been carried on our books at zero value. These inventories were originally acquired in connection with our purchase of the optical components business of Nortel Networks. While this inventory is carried on our books at zero value, and its sale generates higher margins than most of our new products, we incur additional costs to complete the manufacturing of these products prior to sale. We expect revenues from this inventory to be insignificant in future quarters.
Research and Development Expenses

	Three Month Period Ended			Nine Month Period Ended
	April 1,	April 2,	Percentage	April 1,	April l2,	Percentage
$ Millions	2006	2005	Change	2006	2006	Change
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
R&D expenses	$10.9	$10.6	3%	$31.3	$35.1	(11%)
% of net revenues	20%	21%		18%	25%
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation, costs of design tools and computer hardware, and costs related to prototyping. The increase in the three months ended April 1, 2006 from the corresponding period ended April 2, 2006 is due to increased prototype distribution. The decrease in the nine months ended April 1, 2006 from the corresponding period ended April 2, 2005 is primarily the result of a reduction in the number of research and development employees and the closure of research sites and consolidation of development programs between these periods. Research and development expenses in the three months and nine months ended April 1, 2006 also included $0.5 million and $1.5 million of stock-based compensation. On May 4, 2006, we announced a cost reduction plan which is expected to result in $5 million to $6 million in quarterly savings. The plan is to be implemented immediately and the cost savings should be achieved in full by the December fiscal quarter. We expect to realize approximately 35% of the total anticipated savings associated with our May 2006 cost reduction plan within the research and development expense line.

Selling, General and Administrative Expenses

	Three Month Period Ended			Nine Month Period Ended
	April 1,	April 2,	Percentage	April 1,	April 2,	Percentage
$ Millions	2006	2005	Change	2006	2005	Change
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
SG&A expenses	$13.2	$14.3	(8%)	$39.3	$46.2	(15%)
% of net revenues	25%	29%		22%	33%
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation, legal and professional fees, facilities expenses, insurance expenses and information technology costs. The reductions in the three months and nine months ended April 1, 2006 from the corresponding periods ended April 2, 2005 were due to a reduction in personnel related expenses as a result of a reduction in the numbers of related personnel and other cost savings from the consolidation of sites in the US and closure of our UK headquarters site, as well the absence of $2.7 million of one time costs incurred in the nine months ended April 2, 2005 arising from our September 2004 change of corporate domicile. Selling, general and administrative expenses in the three months and nine months ended April 1, 2006 also included $1.0 million and $3.5 million of stock-based compensation.
Amortization of Intangible Assets

	Three Month Period Ended			Nine Month Period Ended
	April 1,	April 2,	Percentage	April 1,	April 2,	Percentage
$ Millions	2006	2005	Change	2006	2005	Change
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization	$2.3	$2.9	(19%)	$7.5	$8.3	(10%)
Our purchased intangible assets have generally been acquired in connection with business combinations we have entered into in prior years. We did not complete any business combinations in the nine months ended April 1, 2006, or in the period since April 2, 2005, other than the acquisition of Creekside from Deutsche Bank in a transaction involving no purchased intangible assets, and Avalon, which closed on March 22, 2006, just prior to the end of this current fiscal quarter, and, accordingly, our expenses for the amortization of purchased intangible assets have remained relatively consistent.
Restructuring Charges

	Three Month Period Ended		Nine Month Period Ended
	April 1,	April 2,	April 1,	April 2,
$ Millions	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Lease cancellation and commitments	$0.0	$0.8	$0.8	$3.0
Termination payments to employees and related costs	2.4	3.0	5.2	13.0

Total	$2.4	$3.8	$6.0	$16.0

In May 2004, we announced a plan of restructuring, primarily related to the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. In September 2004, we announced that the plan would also include the transfer of our main corporate functions, including consolidated accounting, financial reporting, tax and treasury, from Abingdon, U.K. to our new U.S. headquarters in San Jose, California. The charges in the quarter ended April 2, 2005 related to termination payments to employees and related costs recorded in connection to these actions. In the quarter ended April 1, 2006 the charges for termination payments to employees and related costs were primarily recorded in connection with the employees in our assembly and test operations in Paignton, who have been identified for termination and are being retained until the transition of the operations to Shenzhen, China is complete. Costs of their severance and retention are being accrued over their remaining service period. In November 2005, we announced an extension of this plan to include the transfer of its chip-on-carrier assembly from Paignton to Shenzhen. This extends the plan, which otherwise would have been substantially complete during the quarter ended July 1, 2006, into at least the quarter ended December 31, 2006, in regards to the additional personnel identified in regards to the transfer of chip-on-carrier. As of April 1, 2006, we have spent $22 million on the plan overall, and in total anticipate spending approximately $24 million to $30 million (approximately 90% related to personnel and 10% related to lease commitments), consistent with previous estimates.
In addition, on May 4, 2006 we announced an extension of this cost reduction plan to include more extensive reductions in personnel and the transfer of additional functions, largely but not exclusively manufacturing and supply chain related, from the United Kingdom to our Shenzhen China facility. We expect the implementation of this plan to result in the recognition of approximately $7.5 million to $8.5 million in additional restructuring costs, over the next three fiscal quarters, the substantial portion being cash for personnel severance and retention.

Legal Settlement

	Three Month Period Ended		Nine Month Period Ended
	April 1,	April 2,	April 1,	April 2,
$ Millions	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Legal settlement	$7.2	$—	$7.2	$—
On April 3, 2006, we entered into a settlement agreement with Mr. Howard Yue relating to the lawsuit Mr. Yue filed against New Focus, Inc., one of our subsidiaries, and several of its officers and directors in Santa Clara County Superior Court. The terms of the settlement provided that we would issue to Mr. Yue a $7.5 million promissory note, payable on or before April 10, 2006, of which $5.0 million could be satisfied at our option through the issuance of shares of common stock.
As the terms of this settlement had been reached prior to April 1, 2006, we recorded $7.2 million ($7.5 million, net of insurance recoveries expected as of this time) as an other operating expense in our results of operations for the three months and nine months ended April 1, 2006. If and when additional insurers confirm their definitive coverage position, we will record the amounts of this coverage as recoveries against operating expenses in the corresponding future periods.
Impairment of Goodwill

	Three Month Period Ended		Nine Month Period Ended
	April 1,	April 2,	April 1,	April 2,
$ Millions	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Impairment of goodwill	$—	$98.1	$—	$98.1
In the quarter ended April 2, 2005, we recorded an impairment charge of $98.1 million related to goodwill arising from the acquisition of New Focus. The decline in our stock price, and therefore market capitalization, combined with continuing net losses and a history of not meeting revenue and profitability targets, suggested that our goodwill relating to New Focus might have been impaired. As a result of these triggering events, we performed a preliminary evaluation of the related goodwill which resulted in recording a preliminary impairment charge of $98.1 million.
Gain on Disposal of Previously Impaired Land

	Three Month Period Ended		Nine Month Period Ended
	April 1,	April 2,	April 1,	April 2,
$ Millions	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Gain on disposal of previously impaired land	$—	$—	$(1.3)	$—
In September, 2005, we sold a parcel of land in Swindon, U.K., which had previously been accounted for as held for sale. The proceeds were $15.5 million, resulting in a gain of $1.3 million, net of transaction costs.
Loss on Conversion and Early Extinguishment of Debt

	Three Month Period Ended		Nine Month Period Ended
	April 1,	April 2,	April 1,	April 2,
$ Millions	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Loss on conversion and early extinguishment of debt	$18.6	$—	$18.6	$—
On January 13, 2006, we entered into a series of transactions to retire $45.9 million in outstanding notes payable to Nortel Networks UK Limited and $25.5 million in outstanding convertible debentures. In connection with these transactions we recorded a charge of $18.6 million in the three months and nine months ended April 1, 2006.

Other Income/(Expense), Excluding Loss on Conversion and Early Extinguishment of Debt

	Three Month Period Ended		Nine Month Period Ended
	April 1,	April 2,	April 1,	April 2,
$ Millions	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Other income/(expense), excluding loss on conversion and early extinguishment of debt	$0.6	$(0.5)	$(2.3)	$(0.8)
Other income/(expense), excluding loss on conversion and early extinguishment of debt, primarily consists of interest expense, interest income and foreign currency gains and losses, including unrealized gains or losses on forward contracts marked to market at the end of the accounting period. Our other income/(expense), excluding loss on conversion and early extinguishment of debt, for the three months ended April 1, 2006 consisted primarily of interest income and foreign currency gains, whereas other income/(expense), excluding loss on conversion and early extinguishment of debt, for the three months ended April 2, 2005 also includes interest expense related to notes payable and convertible debentures outstanding at that time, including the amortization of issuance premiums, which we extinguished on January 13, 2006, except for a small portion of the convertible debentures which we extinguished on March 23, 2006.
The increase in other income/(expense), excluding loss on conversion and early extinguishment of debt, in the nine months ended April 1, 2006 compared to the nine months ended April 2, 2005 was primarily related to increases in interest and amortization of issuance premiums expense from our issuance of $25.5 million of 7% convertible debt in December 2004.
Income Tax Benefit/(Provision)
In connection with our August 2005 acquisition of Creekside, in the nine month period ended April 1, 2006 we recorded a one time tax gain of $11.8 million related to our anticipated use of capital allowance carry forwards to offset deferred tax liabilities assumed.
Liquidity, Capital Resources and Contractual Obligations
Operating activities

	Nine Month Period Ended
	April 1,	April 2,
$ thousands	2006	2005
	(unaudited)	(unaudited)
Net loss	$(60,512)	$(208,945)

Non-cash accounting charges:
Depreciation and amortization	22,248	23,862
Stock-based compensation	6,900	532
Impairment of goodwill	—	98,136
Gain on disposal of previously impaired land	(1,263)	—
Loss on conversion and early extinguishment of debt	18,592	—
Legal settlement	7,150	—
One time tax gain	(11,785)	—
Foreign currency re-measurement of notes payable	916	(1,316)
Unrealized gain on foreign currency contracts	(885)	—
Amortization of warrants and beneficial conversion feature	1,292	231
Gain on sale property and equipment	(2,127)	(650)
Acquired in-process research and development	118	—

Total non-cash accounting charges	41,156	120,795
Decrease/(increase) in working capital	(14,700)	(4,561)

Net cash used in operating activities	$(34,056)	$(92,711)

Net cash used in operating activities for the nine month period ended April 1, 2006 was $34.1 million, of which $19.4 million was due to our net loss for the period adjusted for non-cash accounting charges. The remaining $14.7 million was due to the net change in our working capital, which arose primarily from paying down payables and accruals as our liquidity improved during the period.

Net cash used in operating activities for the nine month period ended April 2, 2005 was $92.7 million, primarily resulting from the loss from operations of $208.9 million, offset by non-cash accounting charges of $120.8 million and a $4.6 million decrease in working capital. The decrease in working capital was the result of a decrease in accrued expenses, principally in connection with the payment of Onetta acquisition liabilities and an increase in accounts receivable, offset by a reduction in prepaid expenses and an increase in accounts payable.
Investing activities
Investing activities generated net cash of $46.9 million in the nine month period ended April 1, 2006, primarily from $14.7 million in proceeds net of costs, from the sale of a parcel of land in Swindon U.K., $7.8 million of cash, excluding restricted cash, assumed in connection with the acquisition of Creekside, $23.4 million from the sale of land and building in Caswell, pursuant to a sale-leaseback transaction, and $1.9 million from our acquisition of Avalon.
Net cash used in investing activities for the nine month period ended April 2, 2005 was $6.1 million and primarily included proceeds of $5.7 million net of costs from the sale of JCA, proceeds from the Westrick loan note settlement of $1.2 million, and proceeds from property and equipment sales of $1.3 million, all offset by $1.9 of restricted cash payouts and capital expenditures of $12.5 million principally in connection with preparing for and upgrading the Shenzhen, China facility.
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
On August 10, 2005, Bookham Technology plc, entered into a share purchase agreement pursuant to which Bookham Technology plc purchased all of the issued share capital of City Leasing (Creekside) Limited, a subsidiary of Deutsche Bank, for consideration of £1.00 (plus professional fees of approximately £455,000). The parties to the share purchase agreement are Bookham Technology plc, Deutsche Bank and London Industrial Leasing Limited, a subsidiary of Deutsche Bank, which we refer to as London Industrial. Creekside was utilized by Deutsche Bank in connection with the leasing of four aircraft to a third party. The leasing arrangement is structured as follows: Phoebus Leasing Limited, a subsidiary of Deutsche Bank, which we refer to as Phoebus, leases the four aircraft to Creekside under the primary leases and Creekside in turn sub-leases the aircraft to a third party. Under the sub-lease arrangement, the third party lessee who utilizes the aircraft, whom we refer to as the Sub-Lessee, makes sublease payments to Creekside, who in turn must make lease payments to Phoebus under the primary leases. To insulate Creekside from any risk that the Sub-Lessee will fail to make payments under the sub-lease arrangement, prior to the execution of the share purchase agreement, Creekside assigned its interest in the Sub-Lessee payments to Deutsche Bank in return for predetermined deferred consideration amounts, which we refer to as Deferred Consideration, which are paid directly from Deutsche Bank. Additionally, on closing the transaction, Deutsche Bank loaned Creekside funds to (i) pay substantially all of the rentals under the primary lease with Phoebus, excluding an amount equal to £400,000, and (ii) repay an existing loan made by another wholly owned subsidiary of Deutsche Bank to Creekside. The obligation of Creekside to repay the Deutsche Bank loans may be fully offset against the obligation of Deutsche Bank to pay the Deferred Consideration to Creekside.
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
Financing activities
In the nine month period ended April 1, 2006, we generated $25.3 million of cash from financing activities, primarily consisting of $49.3 million of net proceeds from our public offering, offset by $24.0 million used in connection with the early retirement of our notes payable to Nortel Network and our convertible debentures.

On October 17, 2005, we completed a public offering of our common stock, issuing a total of 11,250,000 shares at a price per share to the public of $4.75, raising $53.4 million and receiving $49.3 million net of commissions to the underwriters and the payment of offering costs and expenses.
In connection with agreements entered into on January 13, 2006, to retire $45.9 million in outstanding notes payable to Nortel Networks UK Limited and $25.5 million in outstanding convertible debentures, we paid $20 million to Nortel Networks, $2.3 million to holders of our convertible debentures, and $1.8 million in fees to a third party broker. Of these payments, $1.7 million was made to holders of our convertible debentures on January 13, 2006, and $0.5 million was made on March 23, 2006.
In the nine months period ended April 2, 2005, the cash flow provided by financing activities was $14.9 million, primarily the result of net proceeds of $24.2 million from the issue of 7% convertible debentures, offset by a $4.2 million payment of principal on the $30 million promissory note issued to Nortel Networks UK Limited (NNUKL) and a $5.1 million repayment of capital lease obligations acquired with Onetta, Inc.
Sources of Cash
In the past three years, we have funded our operations from several sources, including through public offerings in 2000 and 2005, acquisitions, the sale of idle land in 2006, and the sale-leaseback of our Caswell manufacturing facility in 2006. As of April 1, 2006, we held $66.9 million in cash, cash equivalents and restricted cash. We do not have any bank lending facilities, borrowings or lines of credit.
Future Cash Requirements
In our Annual Report on Form 10-K for the year ended July 2, 2005, filed on September 8, 2005, we described our need to raise between $20 million and $30 million by April 1, 2006 in order to continue our planned level of operations through fiscal 2006, and a need to raise $50 million to $60 million on a cumulative basis by August 2006 to maintain a minimum $25 million cash requirement under the notes issued to NNUKL.
As of April 1, 2006, we exceeded these targeted thresholds by raising $101 million (net of estimated fees and including $3.7 million in proceeds which are yet to be payable) from our sale of the Swindon land, our acquisition of Creekside, the sale of 11,250,000 shares of our common stock in a public offering, and the sale-lease back of our Caswell manufacturing facility. Future cash requirements under the Caswell lease will begin at approximately £1.1 million per annum and will increase in a series of five step-ups to £1.6 million per annum by the end of the twenty year initial lease term.
In addition, on January 13, 2006, we entered into a series of agreements which eliminated our outstanding debt with NNUKL in the amount of $45.9 million, and our convertible debentures in the amount of $25.5 million. We used approximately $24 million of cash in the retirement of this debt.
Even with our strengthened financial position, we expect our operations and restructuring plans to consume a substantial portion of our cash over the next few quarters. On May 4, 2006, we announced a cost reduction plan expected to result in savings of $5 million to $6 million a quarter. However, unless we improve our operating performance beyond these cost savings, we will need to raise additional cash to satisfy our operating, working capital and capital expenditure requirements for at least the next twelve months. We are currently exploring alternative sources of financing, including the issuance of debt or equity, or the sale of additional assets, and we believe we will secure the necessary resources to fund operations over at least this next twelve month period.
Nevertheless, we have a history of negative cash flow, continue to experience negative cash flow and in the future we may require additional financing to support our operations. In the future, other events or opportunities may also arise, requiring us to sell additional assets or issue additional equity or debt. From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. We continue to consider potential acquisition candidates. Any of these transactions could involve the issuance of a significant amount of new equity securities, debt, and/or cash consideration. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.
Risk Management—Foreign Currency Risk
We are exposed to fluctuations in foreign currency exchange rates and interest rates. As our business has grown and become more multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States, we expect that a substantial portion of our revenues will be denominated in U.S. dollars, while the majority of our expenses will continue to be denominated in U.K. pounds sterling until our facility in Shenzhen, China is fully operational. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. We engage in currency transactions in an effort to mitigate our exposure to such fluctuations, and we may be required to convert currencies to meet our obligations. Under certain circumstances, these transactions can have an adverse effect on our financial condition. As of April 1, 2006, we held 6 foreign currency forward exchange contracts with a nominal value of $16.5 million that include put and call options which will expire at various dates from April 19, 2006 to September 20, 2006. In connection with these transactions, we recorded a gain of 0.1 million during the quarter ended April 1, 2006.
Contractual Obligations
We had the following changes to our contractual obligations disclosed as at July 2, 2005 in our Annual Report on Form 10-K filed with the SEC on September 8, 2005: the entry into contractual obligations related to our acquisition of Creekside, as described under investing activities, the cancellation of our long-term debt, the third addendum to our supply agreement with Nortel Networks Limited, and the entry into a sale-leaseback of our Caswell manufacturing facility, all of which are described in this quarterly report on Form 10-Q.
The sale leaseback and the retirement of our debt during the quarter ended April 1, 2006, our future contractual obligations have changed materially from the disclosures in our most recent Form 10-K for the year ended July 2, 2005. Contractual obligations for long-term debt previously disclosed as $71.5 million and $0.2 million for the 1 to 3 year periods and 3 to 5 year periods, respectively, from the July 2, 2005 balance sheet date have been virtually eliminated. Contractual obligations for future operating lease payments previously disclosed as $16.1 million, $2.3 million and $0 for the 1 to 3 year periods and 3 to 5 year periods and thereafter, respectively, from the July 2, 2005 balance sheet date now become $19.8 million, $9.2 million and $37.2 million for the same respective periods.
With regards to the leaseback of our Caswell manufacturing facility, provides for an initial lease term of 20 years, with options to renew the lease term for 5 years following the initial term and for rolling 2 year terms thereafter. Annual rent will be £1.1 million during the first 5 years of the lease, £1.2 million during the next 5 years of the lease, £1.4 million during the next 5 years of the lease and £1.6 million during the next 5 years of the lease. Rent during the renewal terms will be determined based on the then market rent for the site.
Off-Balance Sheet Arrangements
As of April 1, 2006, we are not party to any material off-balance sheet arrangements.
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
We have never been profitable. We have incurred losses and negative cash flow from operations since our inception. As of April 1, 2006, we had an accumulated deficit of $928 million.
Our net loss for the nine month period ended April 1, 2006 was $60.5 million and for the year ended July 2, 2005 was $248 million, which included goodwill and intangibles impairment charges of $114.2 million and restructuring charges of $21.0 million. Even though we generated positive gross margins in each of the past four fiscal quarters, we have a history of negative gross margins. In the quarter ended April 1, 2006, we experienced a decrease in margins as a result of a shift to lower margin products as we transition to new products, underutilization of our semiconductor facility as a result of the changing product mix, and cost for obsolescence and scrap associated with the final shutdown of certain production lines in our Paignton assembly and test facility. We may not be able to maintain positive gross margins if we do not address these issues, continue to reduce our costs, improve our product mix and generate sufficient revenues from new and existing customers to offset the revenues we will lose after Nortel Networks completes its Last-

Time-Buy purchases and its other purchases pursuant to the supply agreement with Nortel, as amended by the supply agreement addendums. We remain highly dependent on sales to Nortel Networks and we expect revenues from Nortel Networks to decrease during the 2006 calendar year.
We remain highly dependent on sales to Nortel Networks and we expect revenues from Nortel Networks to decrease through calendar 2006.
Historically, Nortel Networks has been our largest customer. In the nine months ended April 1, 2006 and in the fiscal year ended July 2, 2005, respectively, we sold $92.1 million and $89.5 million of products and services to Nortel Networks, or 52% and 45% of our total revenues during such periods.
In connection with the third addendum to the supply agreement with Nortel Networks we entered into on January 13, 2006, Nortel Networks is obligated to purchase $72 million of our products through calendar 2006. As these commitments are met over the period of the agreement, there can be no assurance Nortel will continue to buy after the agreement is completed, or if Nortel does not continue to buy at its current level, that we can replace the loss of revenue from Nortel with revenue from other customers.
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
A key element of our cost reduction program is the successful transfer of substantially all of our assembly and test operations from Paignton, U.K. to Shenzhen, China. Accordingly, we expect that our ability to transfer manufacturing capabilities to, and to operate effectively in, China is critical to the overall success of our business. We began to implement the transfer of our assembly and test operations from Paignton to Shenzhen in the fall of 2004. We expect the substantial portion of the manufacturing transfer to be completed in the quarter ended July 1, 2006. In November 2005, we announced that our chip-on-carrier assembly will also be transferred from Paignton to Shenzhen. We expect the transfer of chip-on-carrier to continue at least into the quarter ended December 31, 2006. Our business and results of operations would be materially adversely affected if we experience delays in, increased costs related to, or if we are ultimately unable to:
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
During the three months ended April 1, 2006, we recorded significant unanticipated costs related to the wind-down of manufacturing activities in Paignton, and the transfer of the related activities to Shenzhen.
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
A default under our supply agreement with Nortel Networks would have an adverse impact on our ability to conduct our business.
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
Historically, we have generated most of our revenues from a limited number of customers. Sales to one customer, Nortel Networks, accounted for 52% and 45% of our revenues for the nine month period ended April 1, 2006 and the year ended July 2, 2005. In addition to the reduced outlook for revenue from Nortel Networks after the non-cancelable purchase orders are filled, we expect that revenue from our other major customers may decline or fluctuate significantly in fiscal 2006 and beyond. We may not be able to offset any such decline in revenues from our existing major customers with revenues from new customers.
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
In light of our restructuring and cost reduction measures in 2002, 2003 and 2004 in response to the depressed demand for optical components and our consolidation activities, we have incurred significant restructuring related charges. In 2004, we announced further restructuring plans, which include moving the majority of our assembly and test operations from our site in Paignton, U.K. to our facility in Shenzhen, China and closing our former headquarters facility in Abingdon, U.K. In the years ended December 31, 2002 and December 31, 2003, in the six months ended July 3, 2004, in the year ended July 2, 2005, and in the nine months ended April 1, 2006, we recorded restructuring charges of $55.0 million, $31.0 million, $(0.7) million, $20.9 million and $6.0 million respectively. In November 2005, we announced an extension of this plan to include the transfer of our chip-on-carrier assembly from Paignton to Shenzhen. As of April 1, 2006, we have not identified the personnel to be affected by the move and, accordingly, have not recorded any retention or severance costs related to this portion of the plan. As of April 1, 2006, for the total plan we have spent $22 million, and in total anticipate spending approximately $24 million to $30 million (approximately 90% related to personnel and 10% related to lease commitments), consistent with previous estimates.
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
We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. The ability to accurately forecast customers’ product needs is difficult. Some of our products and supplies have in the past, and may in the future, become obsolete while in inventory due to rapidly changing customer specifications or a decrease in customer demand. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off unsaleable or obsolete inventory, which would adversely affect our results of operations. We have from time to time incurred significant inventory-related charges. During the three months ended April 1, 2006, we incurred significant costs for inventory production variances associated with unanticipated shifts in the mix of our customers product orders. Any such charges we incur in future periods could significantly adversely affect our results of operations.
Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock.
We account for our acquisitions, including the acquisition of New Focus, using the purchase method of accounting. In accordance with GAAP, we allocate the total estimated purchase price to the acquired company’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of announcement of the transaction, and record the excess of the purchase price over those fair values as goodwill. With respect to our acquisition of New Focus, we expensed the portion of the estimated purchase price allocated to in-process research and development in the first quarter of 2004. We will incur an increase in the amount of amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the merger on an annual basis. To the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. In the year ended July 2, 2005, following a triggering event in the third quarter and in accordance with our policy of evaluating long-lived assets for impairment in the fourth quarter, we recorded charges totaling $114.2 million related to the impairment of goodwill and purchased intangible assets. In addition, in the past, after the completion of a transaction, we have amended the provisional values of assets and liabilities we obtained as part of transactions, specifically the Nortel Networks acquisition. This amendment resulted in the value of our inventory being increased by $20.2 million, current liabilities being increased by approximately $1.3 million, intangible assets being decreased by approximately $9.1 million and property, plant and equipment being increased by $9.8 million. In March 2006, we acquired Avalon Photonics AG, and recorded $2.5 million as the value of goodwill and $2.2 million as the value of purchased intangible assets, both of which will be subject to reviews for impairment of value in the future. We cannot assure you that we will not incur charges in the future as a result of any such transaction, which charges may have an adverse effect on our earnings.
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
Manufacturing yields depend on a number of factors, including the volume of production due to customer demand and the nature and extent of changes in specifications required by customers for which we perform design-in work. Higher volumes due to demand for a fixed, rather than continually changing, design generally result in higher manufacturing yields, whereas lower volume production generally results in lower yields. In addition, lower yields may result, and have in the past resulted, from commercial shipments of products prior to full manufacturing qualification to the applicable specifications. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically caused, and may in the future cause, significantly reduced manufacturing yields, resulting in low or negative margins on those products. Moreover, an increase in the rejection rate of products during the quality control process, either pre, during or post manufacture, results in lower yields and margins. Finally, manufacturing yields and margins can also be lower if we receive or inadvertently use defective or contaminated materials from our suppliers.
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
For the nine months ended April 1, 2006, the year ended July 2, 2005, the nine months ended July 3, 2004, and the years ended December 31, 2003 and December 31, 2002, 18%, 28%, 26%, 9% and 9% of our revenues, respectively, were derived in the United States and 82%, 72%, 74%, 91% and 91%, respectively, were derived outside the United States.
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

Plaintiffs and most of the issuer defendants and their insurers have entered into a stipulation of settlement for the claims against the issuer defendants, including Bookham. Under the stipulation of settlement, the plaintiff will dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness which took place on April 24, 2006. The judge has yet to issue a decision on this hearing.
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
As of May 1, 2006, affiliates of Nortel Networks held approximately 3,999,999 shares of our common stock. Other stockholders or groups of stockholders also hold significant percentages of our shares of common stock. In January and March 2006, we issued an aggregate of 10,507,158 shares of common stock and warrants to purchase an aggregate of 1,086,001 shares of common stock in connection with the cancellation of the secured promissory notes we issued to Nortel Networks and the conversion and cancellation of our $25.5 million convertible debentures. Sales by Nortel Networks or other holders of substantial amounts of our shares in the public or private market could adversely affect the market price of our common stock by increasing the supply of shares available for sale compared to the demand in the public and private markets to buy our common stock. These sales may also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate to meet our capital needs.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rates
We finance our operations through a mixture of stockholders’ funds, loan notes, finance leases and working capital. Throughout the three months ended April 1, 2006, we had no exposure to interest rate fluctuations, other than exposure created by our cash deposits. We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts.
Foreign currency
Due to our multinational operations, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue and pay expenses. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we may from time to time have to exchange currency to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular, changes in the value of the U.K. pound sterling compared to the US dollar. In an effort to mitigate exposure to those fluctuations, we hedge portions of our forecasted expenses denominated in U.K. pound sterling. At April 1, 2006, we held six foreign currency forward exchange contracts, including put and call options, to purchase U.K. pound sterling with a nominal value of $16.5 million and contract expirations at various dates ranging from April 19, 2006 to September 20, 2006. It is estimated that a 10% fluctuation in the dollar between April 1, 2006 and the maturity dates of the put and call instruments underlying the contracts would lead to a profit of $1.6 million (dollar weakening), or loss of $1.6 million (dollar strengthening) on our outstanding trades, should they be held to maturity.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 1, 2006, our chief executive officer and chief financial officer have concluded that as of that date our disclosure controls and procedures were effective at the reasonable assurance level.
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

Except as noted above, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended April 1, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On April 3, 2006, we entered into a definitive settlement agreement with Mr. Howard Yue relating to the lawsuit Mr. Yue filed against New Focus, Inc., and several of its officers and directors in Santa Clara County Superior Court. The lawsuit, which was originally filed on February 13, 2002, is captioned Howard Yue v. New Focus, Inc. et al, Case No. CV808031 and relates to events that occurred prior to our acquisition of New Focus, Inc.
The terms of the settlement agreement provided that we would issue to Mr. Yue a $7.5 million promissory note payable on or before April 10, 2006. $5 million of this promissory note could be satisfied by us, at our option, through the issuance of shares of our common stock.
Pursuant to the settlement agreement, we issued the note on April 3, 2006 and satisfied the terms of the note in full by issuing 537,635 shares of common stock to Mr. Yue on April 4, 2006 and paying $2.5 million in cash on April 5, 2006. Mr. Yue filed dismissal papers in the Yue litigation on April 6, 2006.
See “Item 1. Legal Proceedings” included in our quarterly reports on Form 10-Q for the quarters ended October 1, 2005 and December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On April 4, 2006, we issued 537,635 shares of common stock to Howard Yue in partial satisfaction of a $7.5 million convertible promissory note we issued to Mr. Yue on April 3, 2006 pursuant a settlement agreement relating to the lawsuit Mr. Yue filed against New Focus, Inc. and several of its officers and directors in Santa Clara County Superior Court. The lawsuit, which was originally filed on February 13, 2002, was captioned Howard Yue v. New Focus, Inc. et al, Case No. CV808031 and related to events that occurred prior to our acquisition of New Focus, Inc. Pursuant to the terms of the note, up to $5 million principal amount of the note was convertible into shares of common stock at our option. The note was issued pursuant to Rule 3(a)(10) of the Securities Act of 1933, as amended, following a hearing on the fairness of, among other things, the issuance of the note and any shares of common stock upon conversion of the note, and the shares of common stock were issued in exchange for $5 million principal amount of the note pursuant to Rule 3(a)(9) of the Securities Act.
Item 4. Submission of Matters to a Vote of Security Holders
We held a Special Meeting of Stockholders on March 22, 2006. At the meeting, holders of 22,422,383 shares of our common stock voted to approve the issuance of 1,106,477 shares of common stock upon the conversion of our 7.0% senior unsecured convertible debentures, together with the issuance of an additional 178,989 shares of our common stock, warrants to purchase 95,461 shares of common stock and 95,461 shares of common stock issuable upon exercise of the warrants pursuant to a securities exchange agreement with the holders of our 7.0% senior unsecured convertible debentures, holders of 253,900 shares of our common stock voted against the matter, holders of 5,087,786 shares of our common stock abstained from voting and there were no broker non-votes.
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

BOOKHAM, INC.

	By:	/s/ Stephen Abely

Stephen Abely
May 9, 2006		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1*	Addendum and Amendment to Optical Components Supply Agreement, dated January 13, 2006, between Nortel Networks Limited and Bookham Technology plc.

10.2	Registration and Lock-Up Agreement, dated as of January 13, 2006, among Bookham Technology plc, Bookham, Inc. and Nortel Networks Corporation.

10.3	Agreement for Sale and Leaseback dated as of March 10, 2006, by and among Bookham Technology plc, Coleridge (No. 24) Limited and Bookham, Inc.

10.4	Pre-emption Agreement dated as of March 10, 2006, by and among Bookham Technology plc, Coleridge (No. 24) Limited and Bookham, Inc.

10.5	Lease dated as of March 10, 2006, by and among Bookham Technology plc, Coleridge (No. 24) Limited and Bookham, Inc.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

* Confidential treatment has been requested as to certain portions of this exhibit. Such portions have been omitted and filed separately with the Securities and Exchange Commission.