Form 10-K
period 2006-07-01
BOOKHAM, INC.
filed 2006-09-14
CIK 1110647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: July 1, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-30684

Bookham, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1303994
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2584 Junction Avenue San Jose, California	95134 (Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:
408-383-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $0.01 per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $175,610,528 based on the last reported sale price of the registrant’s common stock on September 1, 2006 as reported by the NASDAQ Global Market ($3.09 per share) (reference is made to Part II, Item 5 herein for a Statement of Assumptions upon which this calculation is based). As of September 1, 2006, there were 57,978,908 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended July 1, 2006. Portions of the proxy statement are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JULY 1, 2006

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our plans, objectives, expectations and intentions. You can identify these statements by words such as “expect,” “anticipate,” “intend,” “objective,” “plan,” “goal”, “attempt,” “believe,” “seek,” “estimate,” “may,” “will” and “continue” or similar words or phrases. You should read statements that contain these words or phrases carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have limited or no control. Our actual results could differ significantly from results discussed in these forward-looking statements. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements are identified in the sections captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and the documents incorporated herein by reference.

PART I

Item 1.	Business

We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. Due to its advantages of higher capacity and transmission speed, optical transmission has become the predominant technology for large scale communications networks. We believe we are the second largest vendor of optical components used for fiber optic telecommunications networks applications, on the basis of revenue.

Innovation at the component level has been a primary enabler of optical networking, facilitating increased transmission capacity, improving signal quality and lowering cost. For this reason, optical communications equipment vendors initially developed and manufactured their own optical components. Due to a variety of industry-related reasons, the majority of optical equipment vendors have sold, eliminated or outsourced their internal component capabilities and now rely on third-party sources for their optical component needs. In the absence of significant internal component technology expertise or manufacturing capability, communications equipment vendors have become more demanding of their component suppliers, seeking companies with broad technology portfolios, component innovation expertise, advanced manufacturing capabilities, the ability to provide more integrated solutions and financial strength.

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

We believe our advanced component design and manufacturing facilities, which would be prohibitively expensive to replicate in the current market environment, are a significant competitive advantage. On-chip, or monolithic, integration of functionality is more difficult to achieve without access to the production process, and requires advanced process know-how and equipment. Although the market for optical integrated circuits is still in its early stages, it shares many characteristics with the semiconductor market, including the positive relationship between the number of features integrated on a chip, the wafer size and the cost and sophistication of the fabrication equipment. For this reason, we believe our 3-inch wafer indium phosphide semiconductor fabrication facility in Caswell, U.K. provides us a competitive advantage as it allows us to increase the complexity of the circuits that we design and manufacture.

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

Through our acquisition and integration of seven optical components companies and businesses including those of Nortel Networks Corporation, which we refer to as Nortel Networks, and Marconi Optical Components Limited, which we refer to as Marconi, we significantly increased our product portfolio and manufacturing expertise, and we believe we enhanced established relationships with leading optical systems vendors. As part of the process of integrating acquired businesses and companies, we have taken significant steps to rationalize production capacity, adjust headcount and restructure resources to reduce manufacturing and operating overhead.

We acquired the optical components business of Nortel Networks in 2002 in a transaction financed in part through promissory notes issued to Nortel Networks having an aggregate principal amount of $50 million. In connection with the acquisition, Nortel Networks entered into a supply agreement with us which specified a minimum amount of products to be purchased from us. This supply agreement has since been amended three times, most recently by the third addendum to the supply agreement in January 2006. Under the second addendum, which we entered into in May 2005, Nortel Networks agreed to purchase approximately $100 million of products from us, equally divided into two categories of products: those we will discontinue manufacturing following fulfillment of the Nortel Networks orders, which we call “last-time buy” products, and products that we will continue to manufacture. In addition, pursuant to this second addendum, the price of certain products covered by the supply agreement were increased. The third addendum to the supply agreement, among other things, (i) extended the term of the supply agreement to the end of calendar 2006, and (ii) requires Nortel Networks to purchase approximately $72 million of products from us. Remaining obligations of approximately $30 million under the supply agreement, as amended, are expected to be fulfilled by the end of the December 2006 quarter. As of July 1, 2006, substantially all of Nortel Network’s “last-time buy” obligations have been fulfilled. Non-“last-time buy” purchases will be transacted at the then current market prices and not at the increased prices which were agreed to in the second addendum. In January 2006, in connection with a series of transactions, we paid all outstanding principal and interest on the promissory notes we issued to Nortel Networks, and the security agreements and related security interests securing our obligations under the notes and the supply agreement were terminated.

Nortel Networks has been our largest customer over the past three fiscal years, and accounted for 48% of our revenue for the fiscal year ended July 1, 2006. Over the past two quarters, revenues from Nortel Networks have been decreasing as its “last-time buy” obligations under supply agreements, as amended, have been fulfilled. We expect quarterly revenues from Nortel Networks to remain flat or decline through the remainder of calendar 2006. During the quarters ended April 1, 2006 and July 1, 2006, our quarterly revenues from all customers other than Nortel Networks have increased by 11% and 25%, respectively. One of our key strategic objectives is to continue diversifying our customer and revenue base by increasing revenues from customers other than Nortel Networks.

Bookham, Inc., a Delaware corporation, was incorporated on June 29, 2004. On September 10, 2004, pursuant to a scheme of arrangement under the laws of the United Kingdom, Bookham, Inc. became the publicly traded parent company of the Bookham Technology plc group of companies, including Bookham Technology plc, a public limited company incorporated under the laws of England and Wales whose stock was previously traded on the London Stock Exchange and the NASDAQ National Market. Our common stock is traded on the NASDAQ Global Market under the symbol “BKHM.”

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

The business climate for telecommunications companies became less favorable in late 2000, as network service providers began to experience significant financial difficulties. Unable to obtain financing for continued growth, and with actual network utilization below expectations due to an overbuilt infrastructure network, service providers stopped buying new equipment. In turn, many equipment providers stopped buying components, which severely affected optical component manufacturers, who were left with significant inventories, excess production capacity and cost structures not aligned with industry demand levels. In response, optical component suppliers have reduced manufacturing and operating cost overheads dramatically in order to sustain their businesses during a period of reduced demand and to achieve cost efficiencies required to meet their customers’ pricing objectives.

As the market for optical systems declined, optical systems vendors were exposed to many of the same inefficiencies confronting independent optical component companies. These challenges, as well as the prioritization on optical systems design manufacturing, resulted in the divestiture or closure of many captive optical component businesses. As a result, during the last three years, optical systems vendors have been seeking component suppliers with (i) a depth of technology expertise and breadth of product portfolio that no longer exists within their own organizations, and (ii) the manufacturing capabilities that they have sold, outsourced or eliminated.

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

The market for optical components, modules and subsystems continues to evolve. Telecommunications network vendors are requiring optical component suppliers to take advantage of developments in product integration and miniaturization to provide solutions incorporating multiple optical components on a single subsystem or module, thereby reducing the need for component assembly and additional testing by the vendor. Accordingly, optical component suppliers who are able to offer more integrated, technologically-advanced modules and subsystems have an advantage over suppliers who can only offer discrete optical components. In addition, optical component suppliers have increasingly had to address the requirements of both the telecommunications and data communications markets. Historically, telecommunications products were characterized by high performance, high cost and significant product customization, while data communications products were characterized by high volume, low cost and standard product specifications. This distinction is becoming blurred as technologies evolve that cost-effectively address both sets of applications at attractive price points, creating an opportunity to leverage technologies that meet the broader demands of the two markets. In addition, optical technologies originally developed for the communications industry, such as high-power lasers, are also being deployed in industrial, automotive, aerospace and military applications. These technologies offer optical component suppliers the opportunity to achieve improved margins and leverage embedded research and development expertise in new applications that are less dependent on the cycles of the telecommunications industry.

In early 2004, the optical components market showed signs of recovery, driven by customers and service providers with stronger balance sheets, a growing economy and regulatory changes that spurred competition among providers of voice, video and data services. Certain signs of recovery in the industry have been continuing. We believe that there are three primary drivers of this market: (i) the continued recovery of spending by telecommunications networking equipment companies, (ii) the introduction of new, more cost-effective product technologies, such as 10 Gb/s pluggable transceivers, and (iii) the expansion of optical networking in the metro space, driven by the build out of broadband access networks such as fiber-to-the-home initiatives. In addition, the growing competition among cable network operators offering voice, video and data services and traditional telephony service providers is resulting in increased utilization of optical networking technologies as communications networks converge.

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

Our Solution

We are a leading supplier of optical component solutions for the telecommunications market. Through a focused acquisition strategy, we have significantly increased our product portfolio and manufacturing expertise, and enhanced established relationships with leading optical systems vendors. We believe we are well-positioned to succeed as an optical component vendor for the following reasons:

•	Breadth of technology and products. We believe that we offer one of the most comprehensive end-to-end portfolios of optical component solutions to the telecommunications market. We believe that our range of technical capabilities allows us to provide customers with integrated solutions to satisfy their optical component needs, including integrated subsystems and pluggable modules.

•	Leading networking customers. We are suppliers to leading equipment system vendors, such as Nortel Networks, Huawei, Cisco and others. For many of our designs, we are sole-sourced by certain customers , including small form factor 10 Gb/s transmitters and certain optical amplifiers and receivers. We believe this reflects the technical superiority of our products and our customers’ satisfaction with our products and service.

•	Product innovation and technology leadership. Through internal development and selective acquisitions of external technology, we continue to innovate and introduce new products for the telecommunications market. In general, we focus our development efforts on the higher performance segment of the market, as we find customers in this segment value technology differentiation. We also intend to work to maintain our leadership in existing areas of special expertise, such as 10Gb/s transmitters, receivers, optical amplifiers and pump laser chips.

•	Advanced semiconductor manufacturing facilities. We believe our advanced component design and manufacturing facilities, which would be prohibitively expensive to replicate in the current market environment, is a significant competitive advantage. On-chip integration of functionality is more difficult without access to the production process, and requires advanced process know-how and equipment. Our 3-inch wafer indium phosphide semiconductor fabrication facility in Caswell U.K. utilizes advanced production processes to improve production yields and increase the complexity of the circuits we design and manufacture.

•	Low-cost, advanced assembly facilities. Our Shenzhen, China facility is an advanced production facility with approximately 250,000 square feet of manufacturing and office space that we expect will significantly reduce our assembly and test costs. We have substantially completed our transition of our assembly and test to this facility. All of our major product platforms manufactured in our Shenzhen facility have been qualified to ship to customers. The substantial portion of our revenues are now derived from products shipping out of our Shenzhen facility. We believe that the transfer of our assembly and test operations to Shenzhen, while maintaining our Caswell and Zurich facilities, among others, has enabled us to reduce our costs over the most recent fiscal year while helping to preserve our technology differentiation.

•	Realigned cost structure and improved financial condition. As part of the process of integrating acquired businesses and companies, we have taken significant steps to rationalize production capacity, decrease headcount and restructure resources to reduce manufacturing and operating overhead. These steps have resulted in reduced expenses over the most recently completed fiscal year and enabled us to deliver our customers component solutions at lower cost. In addition to restructuring and streamlining measures, we have also taken measures to improve our capital position during the most recently completed fiscal year, including raising approximately $101 million in various financing activities (net of estimated fees incurred in connection with these financings), and we entered into a series of transactions that resulted in, among other things, the payment to Nortel Networks of $45.9 million which constituted the outstanding aggregate principle amount under the promissory notes issued to Nortel Networks, and the conversion of $25.5 million of our outstanding convertible debentures into common stock. In August 2006 we entered into a three-year senior secured revolving credit facility of $25 million, under which advances are available based on a percentage of accounts receivable at the time the advance is requested. For additional information about these series of transactions, see Note 17 — “Debt”, to our consolidated financial statement, appearing herein. In September 2006, we also entered into a definitive agreement for the private placement of 8,696,000 shares of our common stock at $2.70 per share, and warrants to purchase 2,174,000 shares of common stock, with selected institutional investors, for gross proceeds of approximately $23.5 million. The warrants have a term of five years and become exercisable after March 1, 2007, and have an exercise price of $4.00 per share. Certain additional institutional investors will have the right to purchase, on or before September 19, 2006, up to 2,898,667 shares of common stock and warrants to purchase up to 724,667 shares of common stock at the same purchase price.

We continue to evaluate further means of enhancing our financial position through various forms of financing, which could include the sale of certain assets.

Our Strategy

Our goal is to maintain and enhance our position as a leading provider of optical components, module and subsystem solutions for telecommunications providers and broaden our leadership into new markets by:

•	Leveraging broad product portfolio and technology expertise. We believe that our broad product portfolio positions us to increase our penetration of existing customers, such as Nortel Networks, Cisco and Huawei and gives us a competitive advantage in winning new customers. In addition, we intend to continue to apply our optical component technologies to opportunities in other, non-telecommunications markets, including military, industrial research, semiconductor capital equipment and biotechnology, where we believe the use of those technologies is expanding.

•	Providing more comprehensive and technologically advanced solutions. We intend to continue to invest in innovative component level technologies that we believe will allow us to lead the market in quality, price and performance. We also plan to leverage our component level technologies into a series of components, modules and subsystems, enabling us to meet our customers’ growing demand for complete solutions.

•	Broadening sales, marketing and customer support capabilities. We intend to develop our sales and marketing infrastructure and customer support functions that will (i) allow our customer relationships to evolve after products are deployed, (ii) aid in the retention of existing customers and (iii) help identify areas for further technical improvement and development.

•	Continuing to improve cost structure. We intend to continue to identify and implement cost-saving programs across our organization, including programs to align our manufacturing resources appropriately. We are implementing plans to transfer our remaining manufacturing and supply chain management functions from our Paignton U.K. facility to our lower cost Shenzhen facility. These plans also include the rationalization of our Caswell U.K. wafer facility capacity to match our near term fabrication requirements. We intend to continue to focus on managing our variable costs through yield improvements, labor productivity gains, component substitutions and aggressive supply chain management.

•	Selectively pursuing acquisitions. As we have done in the past, we will continue to consider the use of acquisitions as a means to enhance our scale, obtain critical technologies and enter new markets.

Our Product Offerings

We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals with primary application in fiber optic telecommunications networks. We have significant expertise in technology such as III-V optoelectronic semiconductors utilizing indium phosphide and gallium arsenide substrates, thin film filters and micro-optic assembly and packaging technology. In addition to these technologies, we also have electronics design, firmware and software capabilities to produce transceivers, transponders, optical amplifiers and other value-added subsystems.

We believe that our acquisitions of the optical component businesses of Nortel Networks and Marconi, as well as our acquisitions of Ignis Optics, New Focus, Avalon and Onetta and the assets of Cierra Photonics, Inc., which we refer to as Cierra Photonics, have significantly enhanced our product portfolio. We believe our enhanced portfolio will enable us to provide optical systems suppliers with subsystems and modules based on our components. This ability to offer a more comprehensive array of products addresses our customers’ goals of reducing the number of suppliers from whom they purchase.

Our products provide functionality for the various elements within the optical networking system from transmitting to receiving light signals, and include products that generate, detect, amplify, combine and separate light signals. Our product offerings that are principally aimed at the telecommunications marketplace include:

•	Transmitters. Our transmitter product lines include products with fixed and tunable wavelength designed for both long-haul and metro applications at 2.5 Gb/s and 10 Gb/s. This product line includes lasers that are either directly or externally modulated depending on the application.

•	Transceivers. Our small form factor pluggable transceiver portfolio includes SFP products operating at 2.5 Gb/s and XFP products operating at 10 Gb/s.

•	Tunable lasers and transmitter modules. Our tunable laser products include both thermally and electronically tunable devices that are co-packaged with a modulator to optimize performance and reduce the size of the product. We also have innovative technology to deliver wide band electronic tunability.

•	Receivers. Our portfolio of discrete receivers for metro, long and ultra long-haul applications at 2.5 Gb/s and 10 Gb/s includes avalanche photodiode, or APD, preamp receivers, as well as photodiode, or PIN, preamp receivers, and PIN and APD modules and products that feature integrated attenuators.

•	Amplifiers. Erbium doped fiber amplifiers, or EDFAs, are used to boost the brightness of optical signals and offer compact amplification for ultra long-haul, long-haul and metro networks. We offer a semi-custom product portfolio of multi-wavelength amplifiers from gain blocks to full card level or subsystem solutions designed for use in wide bandwidth wave division multiplexing, or WDM, optical transmission systems. We also offer lower cost narrow band mini-amplifiers.

•	Pump laser chips. Our 980 nanometer pump laser diodes are designed for use as high-power, reliable pump sources for EDFAs. Uncooled modules are designed for low- cost, reliable amplification for metro, cross-connect or other single/multi channel amplification applications.

•	Transponder modules. Our transponder modules provide both transmitter and receiver functions. A transponder includes electrical circuitry to control the laser diode and modulation function of the transmitter as well as the receiver electronics.

•	Thin Film Filters. Our thin film filter, or TFF, products are used for multiplexing and demultiplexing optical signals within dense WDM transmission systems. In addition to this, TFF products are used to attenuate and control light within our amplifier product range.

•	TOA/ROA. Transmitter optical assemblies, or TOAs, and receiver optical assemblies, or ROAs, are card-level transmitter and receiver assemblies that are customized for the Nortel Networks 10 Gb/s network systems. These products integrate several individual optical components onto one circuit board that contains components sourced both internally and from third parties.

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

Customers, Sales and Marketing

We principally sell our optical component products to telecommunications systems vendors as well as to customers in the data communications, military, aerospace, industrial and manufacturing industries. Customers for our photonics and microwave product portfolio include academic and governmental research institutions that engage in advanced research and development activities, and semiconductor capital equipment manufacturers.

We operate in two business segments: (i) optics and (ii) research and industrial. Optics relates to the design, development, manufacture, marketing and sale of optical solutions for telecommunications and industrial applications. Research and industrial relates to the design, manufacture, marketing and sale of photonics and microwave solutions.

The following table sets forth our revenues by segment for the periods indicated:

Revenues by Segment

			Six Months
	Year Ended	Year Ended	Ended	Year Ended
	July 1,	July 2,	July 3,	December 31,
	2006	2005	2004	2003
	(In thousands)

Optics	$206,019	$176,598	$69,315	$146,197
Research and Industrial	25,630	23,658	10,448	—

Total Revenues	$231,649	$200,256	$79,763	$146,197

For additional information on the optics and research and industrial segments, see Note 12 — “Segments of an Enterprise and Related Information” — to our consolidated financial statements appearing elsewhere herein.

Nortel Networks accounted for 48% of our total revenue in the year ended July 1, 2006 (or fiscal 2006), 45% in the year ended July 2, 2005, 46% in the six-month period ended July 3, 2004, and 59% in the year ended December 31, 2003, respectively. Marconi accounted for 13% of our total revenue in the year ended December 31, 2003. In addition to our efforts to rationalize and streamline our operations, we have also undertaken efforts to realign our relationship with our largest customer, Nortel Networks, with whom we have entered into several agreements. In connection with our purchase of Nortel Networks’ optical components business in 2002, Nortel Networks agreed to a long-term supply agreement which, among other things, required Nortel Networks to purchase a specified level of products from us, and they obtained certain rights from us. We financed the acquisition of the optical components business in part through the issuance of two promissory notes having an initial aggregate principal amount of $50 million, which were settled in full in January 2006, at which time the security agreements we entered into with Nortel Networks and related security interests securing our obligations under the promissory notes and the supply agreement were terminated. Pursuant to the third addendum to the supply agreement, Nortel Networks is obligated to purchase $72 million of product from us through the end of calendar 2006.

During the past three years, Nortel Networks has been our largest customer. In the process of completing the delivery of a majority of the “last-time buys” required under the second addendum to the Nortel Networks supply agreement, our revenues from Nortel Networks decreased in the third and fourth quarters of fiscal 2006, from $34.3 million in the second quarter of fiscal 2006, to $24.1 million in the third quarter of fiscal 2006, to $18.5 million in this fourth quarter of fiscal 2006. Under the third addendum to the Nortel Networks supply agreement, we anticipate our quarterly revenues from Nortel Networks will continue to drop through the remaining two quarters of calendar 2006, which are the first two quarters of our fiscal 2007, and potentially decline further in future quarters.

General

We believe it is essential to maintain a comprehensive and capable direct sales and marketing organization. As of July 1, 2006, we had an established direct sales and marketing force of 91 people for all of our products sold in the U.K., China, France, Germany, Switzerland, Canada, Italy and the U.S. In addition to our direct sales and marketing force, we also sell and market our products through international sales representatives and resellers that extend our commercial reach to smaller geographic locations and customers that are not currently covered by our direct sales and marketing force. Our products targeted at research and industrial applications are sold through catalogs.

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

The following table sets forth our revenues by geographic region for the periods, determined based on the country shipped to, indicated:

Revenues by Geographic Region

			Six Months
	Year Ended	Year Ended	Ended	Year Ended
	July 1,	July 2,	July 3,	December 31,
	2006	2005	2004	2003
	(In thousands)

Canada	$107,445	$85,006	$35,529	$78,373
United States	47,762	54,660	20,446	13,584
China	27,781	19,420	9,426	14,155
Europe Other Than United Kingdom	18,896	19,274	8,797	13,356
Asia Other Than China	15,655	5,019	1,449	840
United Kingdom	9,857	15,727	4,023	25,069
Rest of the World	4,253	1,150	93	820

Total Revenues	$231,649	$200,256	$79,763	$146,197

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

Intellectual Property

We believe that our proprietary technology provides us with a competitive advantage, and we intend to continue to protect our technology, as appropriate, including design, process and assembly aspects. We believe that our intellectual property portfolio is a strategic asset that we can use to develop our own sophisticated solutions and applications, or in conjunction with the technologies of the companies with whom we collaborate, for use in optical networking. Our intellectual property portfolio is supplemented by our expertise and application and process engineering know-how developed by our personnel, including personnel who joined us from Nortel Networks, Marconi, Cierra Photonics, Ignis Optics, New Focus, Avalon and Onetta. We believe that the future success of our business will depend on our ability to translate our intellectual property portfolio and the technological expertise and innovation of our personnel into new and enhanced products.

As of August 1, 2006, we held 292 U.S. patents and 173 non-U.S. patents, and we had approximately 295 patent applications pending in various countries. The patents we currently hold expire between 2006 and 2025. We maintain an active program to identify technology appropriate for patent protection. We require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individuals during their work for us and require that all proprietary information disclosed will remain confidential. While such agreements may be binding, we may not be able to enforce them in all jurisdictions.

Although we continue to take steps to identify and protect our patentable technology and to obtain and protect proprietary rights to our technology, we cannot be certain the steps we have taken will prevent misappropriation of our technology. We may, as appropriate, take legal action to enforce our patents and trademarks and otherwise to protect our intellectual property rights, including our trade secrets. In the future, situations may arise in which we may decide to grant licenses to certain of our proprietary technology.

Research and Development

Since the inception of Bookham Technology plc in 1988, we have been committed to our research and development activities. We spent $42.6 million during the year ended July 1, 2006, $44.8 million during the year ended July 2, 2005, $26.9 million during the six-month period ended July 3, 2004, and $50.4 million during the year ended December 31, 2003 on our research and development programs. We believe that continued focus on the development of our technology is critical to our future competitive success and our goal is to expand and develop our line of telecommunications products, particularly in the area of subsystems, expand and develop our line of non-telecommunications products and technologies for use in a variety of different applications, enhance our manufacturing processes to reduce production costs, provide increased device performance and reduce product time to market. We also believe it is critical to focus our resources on those technologies where our strengths as a company may translate into the most significant potential for product demand and profitability. Accordingly, in connection with our most recent cost reduction plan announced in May 2006, we are rationalizing our product development portfolio to focus on such programs. As of July 1, 2006, our research and development organization comprised 352 people.

Our research and development facilities in Paignton, U.K., Santa Rosa and San Jose, California, and Ottawa, Canada, include computer-aided design stations, modern laboratories and automated test equipment. Our research and development organization has optical and electronic integration expertise that facilitates meeting customer-specific requirements as they arise.

Manufacturing

Our manufacturing capabilities include fabrication processing for indium phosphide, gallium arsenide and TTFs, including clean room facilities for each of these fabrication processes, along with assembly and test capability and reliability/quality testing. We utilize sophisticated semiconductor processing equipment, such as epitaxy reactors, metal deposition systems, and photolithography, etching, analytical measurement and control equipment. Our assembly and test facilities include specialized automated assembly equipment, temperature and humidity control and reliability and testing facilities.

We lease an advanced 3-inch wafer indium phosphide semiconductor fabrication facility, which we believe is one of our key competitive differentiators, in Caswell U.K. under a 20 year lease with an option to extend an additional 5 years after the initial 20 year period and for additional 2 year increments indefinitely after the initial 25 year period. We previously owned this facility, but in March 2006 we sold it to a subsidiary of Scarborough Development as a part of a sale-leaseback arrangement. For additional information about the sale-leaseback arrangement of the Caswell facility, see Note 5 — “Commitments and Contingencies” to our consolidated financial statement, appearing herein. We also have assembly and test facilities in Shenzhen, China and San Jose, California, and an assembly and test facility in Paignton U.K. a substantial portion of the manufacturing related activities at the Paignton U.K. facility has been transferred to Shenzhen, and the remainder are expected to be transferred no later than the end of the December 2006 quarter. We have a wafer fabrication facility in Zurich, Switzerland, and a TTF manufacturing facility in Santa Rosa, California. We previously had manufacturing facilities in Abingdon, Harlow and Swindon, U.K.; Columbia, Maryland; Poughkeepsie, New York; and Ottawa, Canada, all of which are now closed. During 2003, we consolidated our Ottawa manufacturing equipment and activities into our existing Caswell facility and consolidated our optical amplifier assembly and test operations and chip-on-carrier operations into our Paignton site. In 2003, we substantially underutilized our existing manufacturing capacity. In 2004, we implemented a restructuring plan which included a reduction in our excess manufacturing floor space to 700,000 square feet and the transfer of a majority of our assembly and test operations from Paignton to Shenzhen in order to take advantage of the comparatively low manufacturing costs in China. In the quarter ended October 2, 2004, we commenced assembly and test operations in Shenzhen. Revenues shipped from our Shenzhen facility have increased from $3.1 million in the quarter ended March 31, 2005 to $36.8 million in the quarter ended July 1, 2006. The transfer of assembly and test operations from our Paignton facility was substantially complete by the end of the quarter ended April 1, 2006, except for a remaining assembly process expected to transition to Shenzhen by the end of December 2006. In May 2006, we announced plans to transition all remaining supply chain and manufacturing overhead support from Paignton to Shenzhen.

The following table sets forth our long-lived tangible assets by geographic region as of the dates indicated:

Long-Lived Tangible Assets

	July 1,	July 2,
	2006	2005
	(In thousands)

United Kingdom	$30,319	$40,813
China	14,529	14,905
Europe Other Than United Kingdom	4,806	5,312
United States	1,893	2,229
Canada	616	897

Total long-lived tangible assets	$52,163	$64,156

The following table sets forth our total assets by geographic region as of the dates indicated:

Total Assets

	July 1,	July 2,
	2006	2005
	(In thousands)

United Kingdom	$121,337	$150,876
United States	46,115	47,695
China	47,611	24,940
Europe Other Than United Kingdom	19,090	11,660
Canada	2,644	3,407

Total assets	$236,797	$238,578

Competition

The market for our products is highly competitive. We believe we compete favorably with respect to the following factors:

•	product quality, performance and price;

•	future product evolution;

•	manufacturing capabilities; and

•	customer service and support.

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

We believe that our principal competitors in telecommunications are the major suppliers of optical components and modules, including both vendors selling to third parties and components companies owned by large telecommunications equipment manufacturers. Specifically, we believe that we compete against two main categories of competitors in telecommunications:

•	broad-based merchant suppliers of components, principally JDSU, Avanex, Opnext and CyOptics; and

•	the vertically integrated equipment manufacturers, such as Fujitsu, Huawei and Sumitomo.

In addition, as we integrate and expand our offerings into new markets, we may compete against market leaders, such as Agilent, Finisar and Marvell, which acquired Intel’s communications business, in industries such as semiconductor and data communications, who may have significantly more resources than we do.

In the area of photonics and microwave solutions, we compete with a number of companies including Melles Griot, Newport, Thermo Oriel (a unit of the Thermo Photonics Division of Thermo Electron Corporation), Thorlabs, Miteq and Aeroflex.

Employees

As of July 1, 2006, we employed 2,123 persons, including 352 in research and development, 1,571 in manufacturing, 90 in sales and marketing, and 110 in finance and administration. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are good.

Item 1A.	Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

Risks Related to Our Business

We have a history of large operating losses and we expect to generate losses in the future unless we achieve further cost reductions and revenue increases.

We have never been profitable. We have incurred losses and negative cash flow from operations since our inception. As of July 1, 2006, we had an accumulated deficit of $954 million.

Our net loss for the year ended July 1, 2006 was $87.5 million, which included an $18.8 million loss on conversion of convertible debt and early extinguishment of debt, a $11.7 million tax gain, and an aggregate of $11.2 million of restructuring charges. For the year ended July 2, 2005 our net loss was $248 million, which included goodwill and intangibles impairment charges of $114.2 million and restructuring charges of $20.9 million.

Even though we generated positive gross margins in each of the past five fiscal quarters, we have a history of negative gross margins. In the quarter ended April 1, 2006, we experienced a decrease in margins when compared with the prior fiscal quarter, which is the result of a shift to lower margin products as we transition to new products, underutilization of our semiconductor facility located in Caswell, U.K. as a result of the changing product mix, and costs associated with the shutdown of certain production lines in our Paignton assembly and test facility. We may not be able to maintain positive gross margins if we do not address these issues, continue to reduce our costs, improve our product mix and generate sufficient revenues from new and existing customers to offset the revenues we will lose after Nortel Networks completes its “last-time-buy” purchases and its other purchases pursuant to the supply agreement, as amended.

In order to continue as a going concern, we will need capital in excess of our current cash resources.

Based on our cash balances, and given our continuing and expected losses for the foreseeable future, if we fail to meet management’s current cash flow forecasts, or we are unable to draw sufficient amounts under the three year $25 million senior secured revolving credit agreement with Wells Fargo Foothill, Inc. and other lenders, which was entered into in August 2006, for any reason, we will need to raise additional funding of at least $10 million to $20 million through external sources prior to July 2007 in order to maintain sufficient financial resources in order to operate as a going concern through the end of fiscal 2007. If necessary, we will attempt to raise additional funds by any one or a combination of the following: (i) completing the sale of certain assets; (ii) issuing equity, debt or convertible debt (iii) selling certain non core businesses. There can be no assurance of our ability to raise sufficient capital through the above, or any other efforts.

We remain highly dependent on sales to Nortel Networks and we expect revenues from Nortel Networks to decrease at least through calendar 2006.

Historically, Nortel Networks has been our largest customer. In the fiscal year ended July 1, 2006 and in the fiscal year ended July 2, 2005, we sold $110.5 million and $89.5 million of products and services to Nortel Networks, or 48% and 45% of our total revenues, respectively.

In connection with the third addendum to the supply agreement with Nortel Networks we entered into on January 13, 2006, Nortel Networks is obligated to purchase $72 million of our products through calendar year 2006. There can be no assurance Nortel Networks will continue to buy any of our products after the supply agreement, as amended, is completed, or if Nortel Networks does not continue to buy at its current level, that we can replace the loss of revenue from Nortel Networks with revenue from other customers. To the extent that we may rely on Nortel Networks for revenues in the future, Nortel Networks has experienced significant losses in the past and any future adverse change in Nortel Networks’ financial condition could adversely affect their demand for our products.

Our success will depend on our ability to anticipate and respond to evolving technologies and customer requirements.

The market for telecommunications equipment is characterized by substantial capital investment and diverse and evolving technologies. For example, the market for optical components is currently characterized by a trend toward the adoption of “pluggable” components and tunable transmitters that do not require the customized interconnections of traditional fixed wave length “gold box” devices and the increased integration of components on subsystems. Our ability to anticipate and respond to these and other changes in technology, industry standards, customer requirements and product offerings and to develop and introduce new and enhanced products will be significant factors in our ability to succeed. We expect that new technologies will continue to emerge as competition in the telecommunications industry increases and the need for higher and more cost efficient bandwidth expands. The introduction of new products embodying new technologies or the emergence of new industry standards could render our existing products uncompetitive from a pricing standpoint, obsolete or unmarketable.

We may encounter unexpected costs or delays in transferring our assembly and test operations from the United Kingdom to Shenzhen, China.

A key element of our restructuring and cost reduction efforts is the successful transfer of substantially all of our assembly and test operations from Paignton, U.K. to Shenzhen, China. Accordingly, we expect that our ability to transfer manufacturing capabilities to, and to operate effectively in, China is critical to the overall success of our business. We began to implement the transfer of our assembly and test operations from Paignton to Shenzhen in the fall of 2004. The substantial portion of the manufacturing transfer has been completed as of July 1, 2006. In November 2005, we announced that our chip-on-carrier assembly will also be transferred from Paignton to Shenzhen. We expect that the transfer of chip-on-carrier assembly operation to Shenzhen will continue at least into the quarter ended December 31, 2006. In May 2006, we announced that substantially all remaining manufacturing and supply chain management and related activities in Paignton would also be transferred to Shenzhen, and that transfer will also continue at least into the quarter ended December 31, 2006. Our business and results of operations would be materially adversely affected if we experience delays in, increased costs related to, or if we are ultimately unable to:

•	qualify our manufacturing lines and the products we produce in Shenzhen, as required by our customers;

•	transfer our assembly and test equipment, including chip-on-carrier equipment, from Paignton to Shenzhen;

•	attract qualified personnel to operate our Shenzhen facility;

•	retain employees at our Shenzhen facility;

•	achieve the requisite production levels for products manufactured at our Shenzhen facility; and

•	wind down operations at our Paignton facility.

During the year ended July 1, 2006, we recorded significant unanticipated costs related to the wind-down of manufacturing activities in Paignton, and the transfer of the related activities to Shenzhen, and we may continue to do so in the future. If we continue to incur these unanticipated costs in connection with transferring certain operations to our Shenzhen facility, our business and results of operations will be adversely affected.

The market for optical components continues to be characterized by excess capacity and intense price competition which has had, and will continue to have, a material adverse affect on our results of operations.

By 2002, actual demand for optical communications equipment and components was dramatically less than that forecasted by leading market researchers only two years before. Even though the market for optical components has been recovering recently, particularly in the metro market segment, there continues to be excess capacity, intense price competition among optical component manufacturers and continued consolidation of the industry. As a result of this excess capacity, and other industry factors, pricing pressure remains intense. The continued uncertainties in the telecommunications industry and the global economy make it difficult for us to anticipate revenue levels and therefore to make appropriate estimates and plans relating to cost management. Continued uncertain demand for optical components has had, and will continue to have, a material adverse effect on our results of operations.

A default under our supply agreement with Nortel Networks would have an adverse impact on our ability to conduct our business.

We are party to a supply agreement with Nortel Networks that has been amended three times, most recently in January 2006. The supply agreement, as amended, requires that we grant a license for the assembly, test, post-processing and test intellectual property (but excluding wafer technology) of certain critical products to Nortel Networks and to any designated alternative supplier, if at any time, we: are unable to manufacture critical products for Nortel Networks in any material respect for a continuous period of not less than six weeks, or are subject to an insolvency event, such as a petition or assignment in bankruptcy, appointment of a trustee, custodian or receiver, or entrance into an arrangement for the general benefit of creditors. In addition, if there is an insolvency event, Nortel Networks will have the right to buy all Nortel Networks inventory we hold, and we will be obligated to grant a license to Nortel Networks or any alternative supplier for the manufacture of all products covered by the first addendum to the supply agreement. Our revenues and business would be substantially harmed if we were required to license this assembly, test, post-processing and test intellectual property to Nortel Networks or any supplier they were to designate.

We and our customers are each dependent upon a limited number of customers.

Historically, we have generated most of our revenues from a limited number of customers. Sales to one customer, Nortel Networks, accounted for 48% and 45% of our revenues for the year ended July 1, 2006 and the year ended July 2, 2005, respectively. In addition to the reduced outlook for revenue from Nortel Networks after the purchase orders under the supply agreement, as amended, are filled, we expect that revenue from our other major customers may decline or fluctuate significantly during the remainder of calendar year 2006 and beyond. We may not be able to offset any such decline in revenues from our existing major customers with revenues from new customers.

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

Our financial results have been materially impacted by foreign currency fluctuations and our future financial results may also be materially impacted by foreign currency fluctuations. At certain times in our history, declines in the value of the U.S. dollar versus the U.K. pound sterling have had a major negative effect on our profit margins and our cash flow. Despite our change in domicile from the United Kingdom to the United States and the implementation of our restructuring program to move all assembly and test operations from Paignton, U.K. to Shenzhen, China, the majority of our expenses are still denominated in U.K. pounds sterling and substantially all of our revenues are denominated in U.S. dollars. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and pay expenses will continue to have a material affect on our operating results. Additional exposure could result should the exchange rate between the U.S. dollar and the Chinese Yuan vary more significantly than it has to date.

We engage in currency transactions in an effort to cover any exposure to such fluctuations, and we may be required to convert currencies to meet our obligations. Under certain circumstances, these transactions can have an adverse effect on our financial condition.

We are increasing manufacturing operations in China, which exposes us to risks inherent in doing business in China.

We are taking advantage of the comparatively low manufacturing costs in China by transferring substantially all of our assembly and test operations, chip-on-carrier operations and manufacturing and supply chain management operations to our facility in Shenzhen, China. Operations in China are subject to greater political, legal and economic risks than our operations in other countries. In order to operate the facility, we must obtain and retain required legal authorization and train and hire a workforce. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China and costs or operational limitations may be imposed in connection with obtaining and complying with such permits.

We have been advised that power may be rationed in the location of our Shenzhen facility, and were power rationing to be implemented, it could either have an adverse impact on our ability to complete manufacturing commitments on a timely basis or, alternatively, could require significant investment in generating capacity to sustain uninterrupted operations at the facility. Our ability to transfer chip-on-carrier operations and manufacturing and supply chain management operations from our facilities in the U.K. to China would be hindered by a power rationing. We may also be required to expend greater amounts than we currently anticipate in connection with increasing production at the facility. Any one of these factors, or a combination of them, could result in unanticipated costs, which could materially and adversely affect our business.

We intend to export the majority of the products manufactured at our Shenzhen facility. Under current regulations, upon application and approval by the relevant governmental authorities, we will not be subject to certain Chinese taxes and will be exempt from certain duties on imported materials that are used in the manufacturing process and subsequently exported from China as finished products. However, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation and duties in China or may be required to pay export fees in the future. In the event that we become subject to new forms of taxation in China, our business and results of operation could be materially adversely affected.

Fluctuations in operating results could adversely affect the market price of our common stock.

Our revenues and operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions may increase as we develop new or enhanced products for new markets, including data communications, aerospace, industrial and military markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each customer’s decision to delay or defer purchases from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, net income for any quarterly period in which material orders fail to occur, or are delayed or deferred could vary significantly.

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

Over the past five years, we have enacted a series of restructuring plans and cost reduction plans designed to reduce our manufacturing overhead and our operating expenses. In 2001, we reduced manufacturing overhead and our operating expenses in response to the initial decline in demand in the optics components industry. In connection with our acquisitions of Nortel Networks’ optical components business in November 2002 and New Focus in March 2004, we enacted restructuring plans related to the consolidation of our operations, which we expanded in September 2004 to include the transfer of our main corporate functions, including consolidated accounting, financial reporting, tax and treasury, from Abingdon, U.K. to our new U.S headquarters in San Jose, California.

In May and November of 2004, we adopted additional restructuring plans, which included the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, a process that commenced in the quarter ended October 2, 2004. This transition was substantially complete by the end of March 2006, except for a chip-on-carrier assembly process we added to the transition plan in November 2005, and which we expect to be completed by the end of December 2006. In May 2006, we announced our latest cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, also by the end of December, 2006.

With respect to the transfer of the operations described in the previous paragraph, some of which are still in the process of being transferred, we have spent $22.6 million as of July 1, 2006, and we anticipate spending a total of approximately $30 million to $37 million, including $6.0 million to $7.0 million on the cost reduction plan announced in May 2006. The substantial portion of the remaining spending relates to personnel and personnel related costs. We expect the cost reduction plan announced in May 2006 to reduce our costs by between $5.5 million and $6.5 million a quarter, when compared to the expenses incurred in the quarter ended April 1, 2006, with the cost savings expected to be realized in the March 2007 quarter.

We may incur charges in excess of amounts currently estimated for these restructuring and cost reduction plans. We may incur additional charges in the future in connection with future restructurings and cost reduction plans. These charges, along with any other charges, have adversely affected, and will continue to adversely affect, our results of operations for the periods in which such charges have been, or will be, incurred.

Our results of operations may suffer if we do not effectively manage our inventory, and we may incur inventory-related charges.

We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. The ability to accurately forecast customers’ product needs is difficult. Some of our products and supplies have in the past, and may in the future, become obsolete while in inventory due to rapidly changing customer specifications or a decrease in customer demand. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off unsaleable or obsolete inventory, which would adversely affect our results of operations. We have from time to time incurred significant inventory-related charges. During the year ended July 1, 2006, we incurred significant costs for inventory production variances associated with unanticipated shifts in the mix of our customers’ product orders. Any such charges we incur in future periods could significantly adversely affect our results of operations.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock.

We account for our acquisitions, including the acquisition of New Focus, using the purchase method of accounting. In accordance with GAAP, we allocate the total estimated purchase price to the acquired company’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of announcement of the transaction, and record the excess of the purchase price over those fair values as goodwill. With respect to our acquisition of New Focus, we expensed the portion of the estimated purchase price allocated to in-process research and development in the third quarter of fiscal 2004. We will incur an increase in the amount of amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the acquisition on an annual basis. To the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. In the year ended July 2, 2005, following a triggering event in the third quarter and in accordance with our policy of evaluating long-lived assets for impairment in the fourth quarter, we recorded charges totaling $114.2 million related to the impairment of goodwill and purchased intangible assets. In addition, in the past, after the completion of a transaction, we have amended the provisional values of assets and liabilities we obtained as part of transactions, specifically the acquisition of the optical components business of Nortel Networks. This amendment resulted in the value of our inventory being increased by $20.2 million, current liabilities being increased by approximately $1.3 million, intangible assets being decreased by approximately $9.1 million and property, plant and equipment being increased by $9.8 million. In March 2006, we acquired Avalon Photonics AG, and recorded $2.5 million as the value of goodwill and $2.2 million as the value of purchased intangible assets, both of which will be subject to reviews for impairment of value in the future. We cannot assure you that we will not incur charges in the future as a result of any such transaction, which charges may have an adverse effect on our earnings.

Bookham Technology plc may not be able to utilize tax losses and other tax attributes against the receivables that arise as a result of its transaction with Deutsche Bank.

On August 10, 2005, Bookham Technology plc purchased all of the issued share capital of City Leasing (Creekside) Limited, a subsidiary of Deutsche Bank. Creekside is entitled to receivables of £73.8 million (approximately $135.8 million, based on an exchange rate of £1.00 to $1.8403, the noon buying rate on September 2, 2005 for cable transfers in foreign currencies as certified by the Federal Reserve Bank of New York) from Deutsche Bank in connection with certain aircraft subleases and will in turn apply those payments over a two-year term to obligations of £73.1 million (approximately $134.5 million based on an exchange rate of £1.00 to $1.8403) owed to Deutsche Bank. As a result of these transactions, Bookham Technology plc will have available through Creekside cash of approximately £6.63 million (approximately $12.2 million based on an exchange rate of £1.00 to $1.8405). We expect Bookham Technology plc to utilize certain expected tax losses and other tax attributes to reduce the taxes that might otherwise be due by Creekside as the receivables are paid. In the event that Bookham Technology plc is not able to utilize these tax losses and other tax attributes when U.K. tax returns are filed for the relevant periods (or these tax losses and other tax attributes do not arise), Creekside may have to pay taxes, reducing the cash available from Creekside. In the event there is a future change in applicable U.K. tax law, Creekside, and in turn Bookham Technology plc, would be responsible for any resulting tax liabilities, which amounts could be material to our financial condition or operating results.

Our products are complex, may take longer to develop than anticipated and we may not recognize revenues from new products until after long field testing and customer acceptance periods.

Many of our new products must be tailored to customer specifications. As a result, we are constantly developing new products and using new technologies in those products. For example, while we currently manufacture and sell “discrete gold box” technology, we expect that many of our sales of gold box technology will soon be replaced by pluggable modules. New products or modification to existing products often take many quarters to develop because of their complexity and because customer specifications sometimes change during the development cycle. We often incur substantial costs associated with the research and development and sales and marketing activities in connection with products that may be purchased long after we have incurred the costs associated with designing, creating and selling such products. In addition, due to the rapid technological changes in our market, a customer may cancel or modify a design project before we begin large-scale manufacture of the product and receive revenue from the customer. It is unlikely that we would be able to recover the expenses for cancelled or unutilized design projects. It is difficult to predict with any certainty, particularly in the present economic climate, the frequency with which customers will cancel or modify their projects, or the effect that any cancellation or modification would have on our results of operations.

If our customers do not qualify our manufacturing lines or the manufacturing lines of our subcontractors for volume shipments, our operating results could suffer.

Most of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Our manufacturing lines have passed our qualification standards, as well as our technical standards. However, our customers may also require that we pass their specific qualification standards and that we, and any subcontractors that we may use, be registered under international quality standards. In addition, we have in the past, and may in the future, encounter quality control issues as a result of relocating our manufacturing lines or introducing new products to fill production. We may be unable to obtain customer qualification of our manufacturing lines or we may experience delays in obtaining customer qualification of our manufacturing lines. Such delays would harm our operating results and customer relationships.

Delays, disruptions or quality control problems in manufacturing could result in delays in product shipments to customers and could adversely affect our business.

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors. As a result, we could incur additional costs that would adversely affect gross margins, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputation. Furthermore, even if we are able to deliver products to our customers on a timely basis, we may be unable to recognize revenues at the time of delivery based on our revenue recognition policies.

We may experience low manufacturing yields.

Manufacturing yields depend on a number of factors, including the volume of production due to customer demand and the nature and extent of changes in specifications required by customers for which we perform design-in work. Higher volumes due to demand for a fixed, rather than continually changing, design generally result in higher manufacturing yields, whereas lower volume production generally results in lower yields. In addition, lower yields may result, and have in the past resulted, from commercial shipments of products prior to full manufacturing qualification to the applicable specifications. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically caused, and may in the future cause, significantly reduced manufacturing yields, resulting in low or negative margins on those products. Moreover, an increase in the rejection rate of products during the quality control process, either before, during or after manufacture, results in lower yields and margins. Finally, manufacturing yields and margins can also be lower if we receive or inadvertently use defective or contaminated materials from our suppliers.

We depend on a number of suppliers who could disrupt our business if they stopped, decreased or delayed shipments.

We depend on a number of suppliers of raw materials and equipment used to manufacture our products. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers and, therefore, these suppliers generally may stop supplying materials and equipment at any time. The reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Any supply deficiencies relating to the quality or quantities of materials or equipment we use to manufacture our products could adversely affect our ability to fulfill customer orders or our financial results of operations.

Our intellectual property rights may not be adequately protected.

Our future success will depend, in large part, upon our intellectual property rights, including patents, design rights, trade secrets, trademarks, know-how and continuing technological innovation. We maintain an active program of identifying technology appropriate for patent protection. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individuals during their work for us and require that all proprietary information disclosed will remain confidential. Although such agreements may be binding, they may not be enforceable in all jurisdictions and any breach of a confidentiality obligation could have a very serious effect on our business and the remedy for such breach may be limited.

Our intellectual property portfolio is an important corporate asset. The steps we have taken and may take in the future to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. We cannot assure investors that our competitors will not successfully challenge the validity of our patents or design products that avoid infringement of our proprietary rights with respect to our technology. There can be no assurance that other companies are not investigating or developing other similar technologies, that any patents will be issued from any application pending or filed by us or that, if patents are issued, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, we cannot assure investors that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights under those patents will provide a competitive advantage to us. Further, the laws of certain regions in which our products are or may be developed, manufactured or sold, including Asia-Pacific, Southeast Asia and Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States, the U.K. and continental European countries. This is especially relevant as we transfer of our assembly and test operations and chip-on-carrier operations from our facilities in the U.K. to Shenzhen, China and as our competitors establish manufacturing operations in China to take advantage of comparatively low manufacturing costs.

Our products may infringe the intellectual property rights of others which could result in expensive litigation, require us to obtain a license to use the technology from third parties, or we may be prohibited from selling certain products in the future.

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

Certain companies in the telecommunications and optical components markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and our competitors. Optical component suppliers may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us. In the future, we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products for our markets. Licenses granting us the right to use third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results. Our larger competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage.

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

Many of our current competitors, as well as a number of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. In addition, market leaders in industries such as semiconductor and data communications, who may also have significantly more resources than we do, may in the future enter our market with competing products. All of these risks may be increased if the market were to further consolidate through mergers or other business combinations between competitors.

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

For the year ended July 1, 2006, the year ended July 2, 2005, the six months ended July 3, 2004, and the year ended December 31, 2003, 21%, 28%, 26%, and 9% of our revenues, respectively, were derived in the United States and 79%, 72%, 74%, and 91%, respectively, were derived outside the United States. We are subject to additional risks related to operating in foreign countries, including:

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

We have significantly reduced the number of employees and scope of our operations because of declining demand for certain of our products and continue to reduce our headcount in connection with our on-going restructuring and cost reduction efforts. There is a risk that, during periods of growth or decline, management will not sufficiently coordinate the roles of individuals to ensure that all areas of our operations receive appropriate focus and attention. If we are unable to manage our headcount, manufacturing capacity and scope of operations effectively, the cost and quality of our products may suffer, we may be unable to attract and retain key personnel and we may be unable to market and develop new products. Further, the inability to successfully manage the substantially larger and geographically more diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.

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

Included in this Annual Report on Form 10-K is management’s report on our internal controls over our financial reporting (See Item 9A.b) and Ernst & Young LLP’s attestation audit report thereon (See Item 9A.c), both of which identify a material weakness in our internal controls over financial reporting as of July 1, 2006 related to the inconsistent classification of intercompany loan translation between two subsidiaries which led to an adjustment to translation gain/loss and to cumulative translation adjustment. As of July 2, 2005, we also reported on four additional material weaknesses in our systems of internal control over financial reporting. While we have implemented procedures to remediate these four material weaknesses, we are currently undertaking efforts to remediate the material weakness related to the inconsistent classification of the intercompany loan translation.

In fiscal 2007, and beyond, we will continue to spend significant time and incur significant costs to assess and report on the effectiveness of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. Discovering additional material weaknesses in the future could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business. In addition, if we discover future material weaknesses, disclosure of that fact could reduce the market’s confidence in our financial statements, which could harm our stock price and our ability to raise capital.

Our business involves the use of hazardous materials, and environmental laws and regulations may expose us to liability and increase our costs.

We historically handled small amounts of hazardous materials as part of our manufacturing activities and now handle more and different hazardous materials as a result of the manufacturing processes related to New Focus, the optical components business acquired from Nortel Networks and the product lines we acquired from Marconi. Consequently, our operations are subject to environmental laws and regulations governing, among other things, the use and handling of hazardous substances and waste disposal. We may be required to incur environmental costs to comply with current or future environmental laws. As with other companies engaged in manufacturing activities that involve hazardous materials, a risk of environmental liability is inherent in our manufacturing activities, as is the risk that our facilities will be shut down in the event of a release of hazardous waste. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business. In addition, under applicable EU regulations, we, along with other electronics component manufacturers, are prohibited from using lead and certain other hazardous materials in our products. We have incurred unanticipated expenses in connection with the related reconfiguration of our products, and could lose business or face product returns if we failed to implement these requirements properly or on a timely basis.

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

On November 7, 2001, a class action complaint was filed against Bookham Technology plc and others in the United States District Court for the Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint, or the Amended Complaint. The Amended Complaint names as defendants Bookham Technology plc, Goldman, Sachs & Co. and FleetBoston Robertson Stephens, Inc., two of the underwriters of Bookham Technology plc’s initial public offering in April 2000, and Andrew G. Rickman, Stephen J. Cockrell and David Simpson, or the Bookham Individual Defendants, each of whom was an officer and/or director at the time of the initial public offering.

The Amended Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Complaint seeks unspecified damages (or in the alternative rescission for those class members who no longer hold our or New Focus common stock), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the New Focus Individual Defendants and the Bookham Individual Defendants were dismissed, without prejudice, from the action. In July 2002, all defendants filed motions to dismiss the Amended Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.

Plaintiffs and most of the issuer defendants and their insurers have entered into a stipulation of settlement for the claims against the issuer defendants, including Bookham and New Focus. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness which took place on April 24, 2006. The judge has yet to issue a decision on this hearing.

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

As of July 1, 2006, affiliates of Nortel Networks held 3,999,999 shares of our common stock. Other stockholders or groups of stockholders also hold significant percentages of our shares of common stock. In January and March 2006, pursuant to a series of transactions we issued an aggregate of 10,507,158 shares of common stock and warrants to purchase an aggregate of 1,086,001 shares of common stock in connection with the payment and subsequent cancellation of the promissory notes we issued to Nortel Networks and the conversion and subsequent cancellation of $25.5 million aggregate principle amount of convertible debentures. On September 1, 2006, we entered into an agreement to sell 8,696,000 shares of our common stock and warrants to purchase 2,174,00 shares of our common stock, in a private placement. In connection with that private placement certain institutional investors have the right to purchase, on or before September 19, 2006, up to an additional 2,898,667 shares of common stock and additional warrants to purchase up to 724,667 shares of common stock at the same purchase price sold to the initial purchasers in the private placement. Sales by Nortel Networks or other holders of substantial amounts of shares of our common stock in the public or private market could adversely affect the market price of our common stock by increasing the supply of shares available for sale compared to the demand in the public and private markets to buy our common stock. These sales may also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate to meet our capital needs.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease our corporate headquarters in San Jose, California, which has approximately 52,000 square feet, and includes manufacturing, research and development and office space, under a lease agreement that will expire at the end of March, 2007. We also lease a facility of approximately 20,000 square feet in Abingdon, U.K., under a lease that will expire at the end of June 2007. We also lease our wafer fabricating facility in Zurich, Switzerland, which is approximately 124,000 square feet, under a lease that will expire in 2007. We lease a second facility in Zurich, which houses our Avalon subsidiary, and is approximately 17,000 square feet, under leases that will expire in

December 2007 and September 2008. We lease a thin film manufacturing facility in Santa Rosa, California, which has approximately 33,000 square feet, under a lease that expires on December 31, 2011. We lease a 183,000 square foot facility in Caswell, U.K., which includes wafer fabricating, assembly and test capabilities, manufacturing support functions and research and development capabilities and office space, under a lease that expires in March 2026, with options to extend an additional 5 years immediately after 2026 and for 2 year increments indefinitely after 2031. We own our facility in Paignton, U.K., which is approximately 240,000 square feet, comprising manufacturing space including clean rooms, assembly and test capabilities and supporting laboratories, office and storage space. Having recently transitioned most of the manufacturing activities from Paignton to Shenzhen, we have begun efforts to sell this facility. We anticipate moving all remaining personnel who are currently at our Paignton facility, primarily research and development and support related employees, to a smaller leased site, as yet not identified, of approximately 25,000 to 35,000 square feet early in calendar 2007. We also own our facility in Shenzhen, China, which is approximately 247,000 square feet comprising manufacturing space, including clean rooms, assembly and test capabilities, packaging, storage and office space. All of these properties are used by our optics segment. Our corporate headquarters in San Jose, California, is also used by our research and industrial segment. We also lease a facility of approximately 20,000 square feet in Abingdon, U.K., under a lease that will expire in 2007. In addition, we lease approximately 275,000 square feet of facilities in San Jose and Ventura Country California, of which 130,000 square feet expires in 2007, and 145,000 square feet expires in April 2011, both of which we currently do not utilize.

Item 3.	Legal Proceedings

Settlement of Yue Litigation

On April 3, 2006, we entered into a definitive settlement agreement, or the Settlement Agreement, with Mr. Howard Yue, or the Plaintiff, relating to the lawsuit the Plaintiff filed against New Focus, Inc., which is one of our subsidiaries, and several of its officers and directors in Santa Clara County Superior Court. The lawsuit, which was originally filed on February 13, 2002, is captioned Howard Yue v. New Focus, Inc. et al, Case No. CV808031, or the Yue Litigation, and relates to events that occurred prior to our acquisition of New Focus, Inc.

The terms of the Settlement Agreement provided that we would issue to the Plaintiff a $7.5 million promissory note, or the Note, payable on or before April 10, 2006, of which $5.0 million could be satisfied by the issuance of shares of our common stock.

Pursuant to the Settlement Agreement, we issued the Note on April 3, 2006 and paid the Note in full by issuing to the Plaintiff 537,635 shares of common stock valued at $5.0 million and paying $2.5 million in cash. The Plaintiff filed dismissal papers in the Yue Litigation on April 6, 2006.

The defense fees for the Yue Litigation have been paid by the insurers under the applicable New Focus directors and officers insurance policy. In addition, we have demanded that the relevant insurers fully fund the amounts paid pursuant to this settlement within policy limits. At this time, certain of the insurers have not confirmed to us their definitive coverage position on this matter.

We recorded $5.0 million, net of insurance recoveries, in other operating expense in our results of operations during the year ended July 1, 2006 in connection with the Settlement Agreement. If and when additional insurers confirm their definitive coverage position, we will record the additional amounts paid by insurers as recoveries against operating expenses in the corresponding future periods. There can be no guarantee that these additional insurers will pay any such amounts.

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

On November 7, 2001, a class action complaint was filed against Bookham Technology plc and others in the United States District Court for the Southern District of New York. On April 19, 2002, plaintiffs filed an Amended Complaint or, the Amended Complaint. The Amended Complaint names as defendants Bookham Technology plc, Goldman, Sachs & Co. and FleetBoston Robertson Stephens, Inc., two of the underwriters of Bookham Technology plc’s initial public offering in April 2000, and Andrew G. Rickman, Stephen J. Cockrell and David Simpson, each of whom was an officer and/or director at the time of Bookham Technology plc’s initial public offering.

The Amended Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Complaint seeks unspecified damages (or in the alternative rescission for those class members who no longer hold our or New Focus common stock), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the individual defendants were dismissed, without prejudice, from the action. In July 2002, all defendants filed motions to dismiss the Amended Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.

Plaintiffs and most of the issuer defendants and their insurers have entered into a stipulation of settlement for the claims against the issuer defendants, including us. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness which took place on April 24, 2006. The judge has yet to enter a decision on this hearing. We believe that both Bookham Technology plc and New Focus have meritorious defenses to the claims made in the Amended Complaint and therefore believes that such claims will not have a material effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock began trading on the NASDAQ National Market under the symbol “BKHM” on September 10, 2004. Prior to that date, there was no established public trading market for our common stock. From April 11, 2000 through September 10, 2004, the date of the closing of the scheme of arrangement pursuant to which Bookham Technology plc became our wholly-owned subsidiary, Bookham Technology plc’s ordinary shares were quoted on the Official List of the United Kingdom Listing Authority under the symbol “BHM” and its

American Depository Shares, or ADSs, were quoted on the NASDAQ National Market under the symbol “BKHM”. Each ADS represented one ordinary share. In connection with the scheme of arrangement, every ten ordinary shares, and every ten ADSs, of Bookham Technology plc were exchanged for one share of our common stock. The closing price of our common stock on September 1, 2006 was $3.09.

The following table sets forth the range of high and low sale prices of (i) Bookham Technology plc’s ordinary shares and ADSs for the periods indicated through September 9, 2004 and (ii) our common stock beginning on September 10, 2004 through the periods indicated (the sales prices for periods prior to September 10, 2004 have been adjusted to reflect the exchange ratio in the scheme of arrangement):

	Per Ordinary				Per Share of
	Share		Per ADS		Common Stock
	High	Low	High	Low	High	Low
	(£)	(£)	($)	($)	($)	($)

Quarter Ended
September 30, 2003	14.00	7.00	25.70	11.60	—	—
December 31, 2003	17.80	10.70	29.90	19.80	—	—
March 31, 2004	19.40	10.30	35.50	20.01	—	—
July 3, 2004	12.80	4.50	23.80	7.70	—	—
October 2, 2004	5.29	3.30	9.70	6.00	7.75	5.77
January 1, 2005	—	—	—	—	6.60	4.08
April 2, 2005	—	—	—	—	4.95	1.56
July 2, 2005	—	—	—	—	3.67	2.51
October 1, 2005	—	—	—	—	5.08	2.98
December 31, 2005	—	—	—	—	6.21	4.37
April 1, 2006	—	—	—	—	9.75	5.67
July 1, 2006	—	—	—	—	10.36	2.87

As of September 1, 2006, there were 44,620 holders of record of our common stock. This number does not include stockholders who hold their shares in “street name” or through broker or nominee accounts.

Dividends

We have never paid cash dividends on our common stock or ordinary shares. To the extent we generate earnings, we intend to retain them for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data

The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. Prior to June 2004, Bookham Technology plc reported on a December 31 fiscal year end basis. In June 2004, Bookham Technology plc approved a change in its fiscal year end from December 31 to the Saturday closest to June 30 which matches the fiscal year end of Bookham Inc. Pursuant to a scheme of arrangement under the laws of the United Kingdom, Bookham Inc. assumed the financial reporting history of Bookham Technology plc effective September 10, 2004. In addition, in connection with the scheme of arrangement, Bookham changed its corporate domicile from the United Kingdom to the United States and changed its reporting currency from the U.K. pound sterling to the U.S. dollar effective September 10, 2004. Subsequent to the scheme of arrangement, our common stock is traded only on the NASDAQ Global Market whereas, previously, our ordinary shares had been traded on the London Stock Exchange and our ADSs had been traded on the NASDAQ National Market, which is the former name of the NASDAQ Global Market.

The selected financial data set forth below at July 1, 2006 and July 2, 2005, and for the years ended July 1, 2006 and July 2, 2005, the twelve months ended July 3, 2004, and the year ended December 31, 2003 are derived from our consolidated financial statements included elsewhere in this report. The selected financial data at July 3, 2004, December 31, 2003 and 2002 and 2001 and for the years ended December 31, 2002 and 2001 are derived from our transitional report on Form 10-K, as amended, for the six months ended July 3, 2004. The selected financial data at

December 31, 2001 are derived from our annual report on Form 20-F and have been translated into U.S. dollars using the historical exchange rate at each corresponding period end for balance sheet data and a corresponding simple average rate for statement of operations data.

Consolidated Statements of Operations Data

			Twelve Months
	Year Ended		Ended	Year Ended
	July 1,	July 2,	July 3,	December 31
	2006	2005	2004	2003	2002	2001
			(Unaudited)
	(In thousands, except for per share data)

Total revenues	$231,649	$200,256	$158,198	$146,197	$51,905	$31,566
Operating loss	$(77,364)	$(243,987)	$(127,197)	$(131,095)	$(171,565)	$(179,932)
Net loss	$(87,497)	$(247,972)	$(125,078)	$(125,747)	$(164,938)	$(164,370)
Net loss per share (basic and diluted)	$(1.87)	$(7.43)	$(5.17)	$(6.03)	$(10.92)	$(12.79)
Weighted average of shares of common stock outstanding	46,679	33,379	24,243	20,845	15,100	12,853

Consolidated Balance Sheet Data

	July 1,	July 2,	July 3,	December 31,
	2006	2005	2004	2003	2002	2001
	(In thousands)

Total assets	$236,797	$238,578	$468,025	$269,498	$351,616	$342,936
Total stockholders’ equity	$135,141	$91,068	$330,590	$164,395	$248,608	$316,424
Long-term obligations	$5,337	$76,925	$64,507	$68,255	$55,832	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Risk Factors” appearing in Item 1A of this Annual Report on 10-K, “Selected Financial Data” appearing in Item 6 of this Annual Report on Form 10-K and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, including Note 1 to such financial statements, in which we discuss our need for additional financing to continue as a going concern. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by the forward-looking statements due to, among other things, our critical accounting estimates discussed below and important other factors set forth in this Annual Report on Form 10-K.

Overview

We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. We principally sell our optical component products to optical systems vendors as well as to customers in the data communications, military, aerospace, industrial and manufacturing industries. Customers for our photonics and microwave product portfolio include semiconductor equipment manufacturers, academic and governmental research institutions that engage in advanced research and development activities. Our products typically have a long sales cycle. The period of time between our initial contact with a customer to the receipt of a purchase order is frequently a year or more. In addition, many customers perform, and require us to perform, extensive process and product evaluation and testing of components before entering into purchase arrangements.

We operate in two business segments: (i) optics and (ii) research and industrial. Optics relates to the design, development, manufacture, marketing and sale of optical solutions for telecommunications and industrial applications. Research and industrial relates to the design, manufacture, marketing and sale of photonics and microwave solutions.

Effective September 10, 2004, we changed our corporate domicile from the United Kingdom to the United States and our reporting currency from U.K. pounds sterling to U.S. dollars. In contemplation of the scheme of arrangement, Bookham Technology plc changed its fiscal year end from December 31 to the Saturday closest to June 30, which matches the fiscal year end of Bookham, Inc. Accordingly, our financial statements have been prepared based on a fifty-two/fifty-three week cycles going forward, including for the years ended July 1, 2006 and July 2, 2005 and the six-month period ended July 3, 2004, which are included in this Form 10-K. Our consolidated financial statements for the periods up to and including December 31, 2003, were reported in U.K. pounds sterling prior to the scheme of arrangement, and have been translated to U.S. dollars using the historical exchange rate at each corresponding period end for balance sheet accounts and a corresponding simple average rate for statement of operations accounts.

In view of the change in our fiscal year, this Management’s Discussion and Analysis of Financial Condition and Results of Operations compares the financial position and results of operations as of and for the fiscal year ended July 1, 2006 with the fiscal year ended July 2, 2005, the financial position and results of operations as of and for the fiscal year ended July 2, 2005 with the unaudited twelve-month period ended July 3, 2004, and the results of operations for the unaudited twelve-month period ended July 3, 2004 with the results of operations for the fiscal year ended December 31, 2003. All data as of and for the twelve-month period ended July 3, 2004 have been derived from unaudited consolidated financial information disclosed in our consolidated financial statements, including Note 18 to our consolidated financial statements.

Since the beginning of 2002, we have acquired a total of eight companies and businesses. In 2002, we acquired the optical components businesses of Nortel Networks and Marconi. In 2003, we purchased substantially all of the assets of Cierra Photonics and acquired all of the outstanding capital stock of Ignis Optics, Inc. During 2004, we acquired New Focus, Inc., and Onetta, Inc. In fiscal 2006, we acquired Avalon Photonics AG and City Leasing (Creekside) Limited, or Creekside.

Over the past five years, we have enacted a series of restructuring plans and cost reduction plans designed to reduce our manufacturing overhead and our operating expenses. In 2001, we reduced manufacturing overhead and our operating expenses in response to the initial decline in demand in the optics components industry. In connection with our acquisitions of Nortel Networks’ optical components business in November 2002 and New Focus in March 2004, we enacted restructuring plans related to the consolidation of our operations, and which we expanded in September 2004 to include the transfer of our main corporate functions, including consolidated accounting, financial reporting, tax and treasury, from Abingdon, U.K. to our new U.S headquarters in San Jose, California.

In May and November of 2004, we adopted additional restructuring plans, which included the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, a process that commenced in the quarter ended October 2, 2004. This transition was substantially complete by the end of March 2006, except for a chip-on-carrier assembly process we added to the transition plan in November 2005, and which we expect to be completed by the end of December 2006. In May 2006, we announced our latest cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, also by the end of December, 2006.

With respect to the transfer of the operations described in the previous paragraph, some of which are still in the process of being transferred, we have spent $22.6 million as of July 1, 2006, and we anticipate spending a total of approximately $30 million to $37 million, including $6 million to $7 million on the cost reduction plan announced in May 2006. The substantial portion of the remaining spending relates to personnel and personnel related costs. We expect the cost reduction plan announced in May 2006 to reduce our costs by between $5.5 million and $6.5 million a quarter, when compared to the expenses incurred in the quarter ended April 1, 2006, with the cost savings expected to be realized in the March 2007 quarter.

A substantial portion of our revenues are, and have been, denominated in U.S. dollars, while the majority of our costs have been incurred in U.K. pounds sterling, and we anticipate that a substantial portion of our cash will continue to be incurred in U.K. pounds sterling for the forseeable future. Declines in the value of the U.S. dollar in comparison with the U.K. pound sterling have resulted, and we expect will continue to result in, pressure on our cash flow, margins and operating results, even though moving assembly and testing to our facility in Shenzhen, China will help mitigate our exposure to these fluctuations, but may expose us, to a limited extent , to changes in value of the U.S. dollar in comparison with the Chinese Yuan. We also attempt to mitigate our currency exposure using foreign exchange contracts as we consider appropriate. Regardless, any weakness in the U.S. dollar versus the U.K. pounds sterling will make it more difficult for us to achieve improvements in our margins in the short term.

Recent Developments

Credit Facility

On August 2, 2006, we, with Bookham Technology plc, New Focus and Bookham (US) Inc., each a wholly-owned subsidiary, which we collectively refer to as the Borrowers, entered into a credit agreement, or Credit Agreement, with Wells Fargo Foothill, Inc. and other lenders regarding a three-year $25,000,000 senior secured revolving credit facility. Advances are available under the Credit Agreement based on a percentage of accounts receivable at the time the advance is requested.

The obligations of the Borrowers under the Credit Agreement are guaranteed by us, Onetta, Focused Research, Inc., Globe Y. Technology, Inc., Ignis Optics, Inc., Bookham (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., each also a wholly-owned subsidiary, (which we refer to collectively as the Guarantors and together with the Borrowers, as the Obligors), and are secured pursuant to a security agreement, or the Security Agreement, by the assets of the Obligors, including a pledge of the capital stock holdings of the Obligors in some of their direct subsidiaries. Any new direct subsidiary of the Obligors is required to execute a guaranty agreement in substantially the same form and join in the Security Agreement.

Pursuant to the terms of the Credit Agreement, borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 2.75 percentage points or the prime rate plus 1.25 percentage points. In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and reborrowed anytime until maturity, which is August 2, 2009. A termination of the commitment line anytime prior to August 2, 2008 will subject the Borrowers to a prepayment premium of 1.0% of the maximum revolver amount.

The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $1,000,000 or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, judgments, and a change of control default. The Credit Agreement contains negative covenants applicable to the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of EBITDA (if the Borrowers have not maintained specified levels of liquidity), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the Borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates.

In connection with the Credit Agreement, we agreed to pay a monthly servicing fee of $3,000 and an unused line fee equal to 0.375% per annum, payable monthly on the unused amount of revolving credit commitments. To the extent there are letters of credit outstanding under the Credit Agreement, the Borrowers will pay to the administrative agent a letter of credit fee at a rate equal to 2.75% per annum.

Private Placement

On August 31, 2006, we entered into definitive agreement for a private placement pursuant to which we issued, on September 1, 2006, 8,696,000 shares of common stock, which we refer to as the Shares, and warrants to purchase up to 2,174,000 shares of common stock, which we refer to as the Warrants, with certain institutional accredited investors for gross proceeds of approximately $23.5 million. The Warrants are exercisable for a five year period beginning on March 2, 2007 at an exercise price of $4.00 per share. We have agreed to file a registration statement relating to the resale of the Shares and the shares of common stock issued upon the exercise of the Warrants. Up to an additional 2,898,667 shares of common stock and warrants to purchase 724,667 shares of common stock may be issued and sold to additional institutional accredited investors at a subsequent closing pursuant to a right of participation under the Exchange Agreement, dated January 13, 2006, by and among us, Bookham Technology plc and the investors.

Recent Accounting Pronouncements

In June 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces Accounting Principles Board, or APB, Opinion No. 20 (“APB 20”) and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle, whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is intended to enhance the consistency of financial information between periods. SFAS 154 is effective for fiscal years beginning after December 15, 2005, and we are required to adopt it in the first quarter of fiscal 2007.

In November 2005, the FASB issued FASB Staff Position, or FSP, Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. This guidance nullifies certain requirements of Emerging Issues Task Force, or EITF, 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporary impaired debt securities to be written down to impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal years beginning after December 15, 2005. We do not believe that adoption of FSP Nos. FAS 115-1 and FAS 124-1 on July 2, 2006 will have a material impact on our financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133 and SFAS 140. SFAS 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. We are currently evaluating the potential impact of adopting SFAS 155.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. We will adopt FIN 48 in fiscal 2007 and are currently evaluating whether the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses and other financial information. Actual results may differ significantly from those based on our estimates or could be materially different if we used using different assumptions, estimates or conditions. In addition, our reported financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

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

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that the policies described below involve critical accounting estimates.

Revenue Recognition and Sales Returns

Revenue represents the amounts, excluding sales taxes, derived from the provision of goods and services to third-party customers during a given period. Our revenue recognition policy follows Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition in Financial Statements”. Specifically, we recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. For certain sales, we are required to determine, in particular, whether the delivery has occurred, whether items will be returned and whether we will be paid under normal commercial terms. For certain products sold to customers, we specify delivery terms in the agreement under which the sale was made and assess each shipment against those terms, and only recognize revenue when we are certain that the delivery terms have been met. For shipments to new customers and evaluation units, including initial shipments of new products, where the customer has the right of return through the end of the evaluation period, we recognize revenue on these shipments at the end of an evaluation period, if not returned, and when collection is reasonably assured. We record a provision for estimated sales returns in the same period as the related revenues are recorded which is netted against revenue. These estimates are based on historical sales returns, other known factors and our return policy. Before accepting a new customer, we review publicly available information and credit rating databases to provide ourselves with reasonable assurance that the new customer will pay all outstanding amounts in accordance with our standard terms. For existing customers, we monitor historic payment patterns to assess whether we can expect payment in accordance with the terms set forth in the agreement under which the sale was made.

We recognize royalty revenue when it is earned and collectibility is reasonably assured.

Inventory Valuation

In general, our inventory is valued at the cost to acquire or manufacture our products, less write-offs of inventory we believe could prove to be unsaleable. Manufacturing costs include the cost of the components purchased to produce our products and related labor and overhead. We review our inventory on a monthly basis to determine if it is saleable. Products may be unsaleable because they are technically obsolete due to substitute products, specification changes or excess inventory relative to customer forecasts. We currently reserve for inventory using methods that take those factors into account. In addition, if we find that the cost of inventory is greater than the current market price, we will write the inventory down to the selling price, less the cost to complete and sell the product.

During 2002, in connection with the acquisition of the optical components business of Nortel Networks, we recorded the fair value of the inventory that was acquired. In accordance with SFAS No. 141, or SFAS 141 “Business Combinations”, an adjustment was made in the 2003 accounts for amendments to those provisional values. During 2003, a larger amount of acquired inventory was sold than was expected at the time of the acquisition. As a consequence, we increased the value of our inventory by $20.2 million, increased current liabilities by approximately $1.3 million, decreased intangible assets by $9.1 million and increased property, plant and equipment by $9.8 million.

Accounting for Acquisitions and Goodwill

We account for acquisitions using the purchase accounting method in accordance with SFAS No. 142 or SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate they may be impaired. Circumstances which could trigger an impairment test include, but are not limited to, significant decreases in the market price of the asset, significant adverse changes to the business climate or legal factors, current period cash flow or operating losses or a forecast of continuing losses associated with the use of the asset and a current expectation that the asset will more likely than not be sold or disposed of significantly below carrying value before the end of its estimated useful life. Under this method, the total consideration paid, excluding the contingent consideration that has not been earned, is allocated over the fair value of the net assets acquired, including in-process research and development, with any excess allocated to goodwill (defined as the excess of the purchase price over the fair value allocated to the net assets). Our judgments as to fair value of the assets will, therefore, affect the amount of goodwill that we record. These judgments include estimating the useful lives over which periods the fair values will be amortized to expense. For tangible assets acquired in any acquisition, such as plant and equipment, we estimate useful lives by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of the acquired intangible assets with definite lives, we consider the industry environment and unique factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include core and current technology, patents, supply agreements, capitalized licenses and customer contracts. We are currently amortizing our acquired intangible assets with definite lives over periods generally ranging from three to six years and, in the case of one specific customer contract, sixteen years.

Impairment of Goodwill and Other Intangible Assets

Under SFAS 142, goodwill is tested annually for impairment, in our case during the fourth quarter of each fiscal year, or more often if an event or circumstance suggests impairment has occurred. In addition, we review identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Circumstances which could trigger an impairment test include, but are not limited to, significant decreases in the market price of the asset, significant adverse changes to the business climate or legal factors, current period cash flow or operating losses or a forecast of continuing losses associated with the use of the asset and a current expectation that the asset will more likely than not be sold or disposed of significantly below carrying value before the end of its estimated useful life.

SFAS 142 requires that the first phase of testing goodwill for impairment be based on a business unit’s “fair value,” which is generally determined through market prices. In certain cases, due to the absence of market prices for a particular element of our business, and as permitted by SFAS 142, we have elected to base our testing on discounted future expected cash flows. Although the discount rates and other input variables may differ, the model we use in this process is the same model we use to evaluate the fair value of acquisition candidates and the fairness of offers to purchase businesses that we are considering for divestiture. The forecasted cash flows we use are derived from the annual long-range planning process that we perform and present to our board of directors. In this process, each business unit is required to develop reasonable sales, earnings and cash flow forecasts for the next three to seven years based on current and forecasted economic conditions. For purposes of testing for impairment, the cash flow forecasts are adjusted as needed to reflect information that becomes available concerning changes in business levels and general economic trends. The discount rates used for determining discounted future cash flows are generally based on our weighted average cost of capital and are then adjusted for “plan risk” (the risk that a business will fail to achieve its forecasted results) and “country risk” (the risk that economic or political instability in the countries in which we operate will cause a business unit’s projections to be inaccurate). Finally, a growth factor beyond the three to seven-year period for which cash flows are planned is selected based on expectations of future economic conditions. Virtually all of the assumptions used in our models are susceptible to change due to global and regional economic conditions as well as competitive factors in the industry in which we operate. In recent years, many of our cash flow forecasts have not been achieved due in large part to the unexpected length and depth of the downturn in our industry. Unanticipated changes in discount rates from one year to the next can also have a significant effect on the results of the calculations. While we believe the estimates and assumptions we use are reasonable in these circumstances, various economic factors could cause the results of our goodwill testing to vary significantly.

In the year ended July 1, 2006, our annual impairment review of goodwill and other intangible assets led to the recording of an impairment charge of $760,000 due to the impairment of intangible assets of Ignis Optics. This charge was entirely related to the optics segment.

In the year ended July 2, 2005, a continued decline in our share price, and therefore market capitalization, combined with continuing net losses and a history of not meeting revenue and profitability targets, suggested that the goodwill related to certain of our acquisitions may have been impaired as of the third quarter of that fiscal year. As a result of these triggering events, we performed a preliminary evaluation of the related goodwill balances at that time. In the fourth quarter, we finalized this evaluation during our annual evaluation of goodwill, and also performed our annual evaluation of acquired intangible assets. In total, in the year ended July 2, 2005, we recorded impairment charges of approximately $114,226,000, approximately $113,592,000 related to goodwill associated with New Focus, Ignis and Onetta, and approximately $634,000 related to intangibles of New Focus, including patents and other technology, for the year ended July 2, 2005. Approximately, $83,326,000 of these charges related to the research and industrial segment, and approximately $30,900,000 related to the optics segment.

Accounting for Acquired In-Process Research and Development

In the year ended July 1, 2006, in connection with the acquisition of Avalon Photonics AG, or Avalon, we recorded a charge of $118,000 for in-process research and development. In the six-month period ended July 3, 2004, in connection with the acquisition of New Focus, we recorded a charge of $5.9 million for in-process research and development. In the year ended December 31, 2003, in connection with the acquisition of Ignis Optics, we recorded a charge of $1.9 million for in-process research and development. In the year ended December 31, 2002, in connection with the acquisition of the optical components businesses of Marconi and Nortel Networks, we recorded charges of $5.9 million and $7.3 million, respectively, for in-process research and development. There were no charges for in-process research and development related to the Cierra Photonics and Onetta acquisitions. During the year ended December 31, 2003, following the required review of the purchase price allocation for the acquisition of the optical components business of Nortel Networks, a credit of $1.7 million was made related to the in-process research and development expensed as part of an overall reallocation of the purchase price. Management is responsible for estimating the fair values of in-process research and development.

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

For each acquisition, allocations of consideration were based on the estimated fair values derived from calculating the discounted cash flows required to develop each incomplete research and development project into a commercially viable product, taking into account the anticipated future revenues and the remaining costs of completion. Consideration was also given to the direct expenses incurred, contribution from other assets, the implications of various jurisdictions of corporate tax, the degrees of completion and the relative risks attributable to each project. All forecasted future operating cash flows were discounted at appropriate rates. The revenue estimates assumed that the development and marketing of the projects would be successful, and that their commercialization would correlate to management’s forecasts as of the date of the analysis, and that forecasted sales would decline over each product’s expected economic life as new versions were introduced either by us or competitors.

In identifying the research and development programs to be valued, we distinguish between two main areas of research and development. Pure research of a given technology application is referred to as technology research, or

TR. New product introduction, or NPI, follows from this stage, and is the development of a known technology from initial identification of an application with a market opportunity, through design and testing, to implementation and delivery of products to a customer.

Acquisition of the Optical Components Business of Marconi Optical Components Limited

In connection with the acquisition of the optical components business of Marconi in February 2002, $5.9 million of the $29.9 million total consideration was allocated to in-process research and development projects.

At the time of the acquisition the remaining projects under development at the acquisition date were expected to result in a portfolio addressing tunability, bandwidth, integration, amplification, and managed optical networks.

At the time of the acquisition, the expected dates of release of these projects ranged from seven to seventeen months from the date of acquisition. We acquired three main programs in the NPI stage of development. All estimated costs to complete were to be funded from our current cash reserves. The current status of each category is given below:

•	Fast tuning, wide coverage, tunable lasers: We initially suspended development of these products post-acquisition in favor of alternative technologies. We did, however, continue to work to eliminate many of the fundamental limitations of the chip, and we recommenced a development program of a laser and module product which is now available, and which we expect to ramp to commercial production levels through the second half of 2006.

•	10 gigabyte transmitters: We rephased this program as a result of wafer fabrication and assembly and test facility transfers. We have completed an integrated narrow band tunable transmitter and began shipping this product in 2003. We discontinued the wide band transmitter in 2003.

•	40 gigabyte transmitters and receivers: Following the acquisition, we suspended the program as the market conditions for acceptance of this product had changed, and there was overlap with products being developed/marketed by the optical components business acquired from Nortel Networks. While we continue to believe that this market will develop in the future, we do not plan to continue with this program.

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

At the time of the acquisition the projects remaining under development at the acquisition date were expected to result in a portfolio addressing tunability, bandwidth, integration, amplification, and managed optical networks. These projects were split into two distinct categories: NPI and TR. The TR projects, which met the criteria for recognition as in-process research and development, were assessed as requiring between one and one and a half years before attaining NPI status. All estimated costs to complete were to be funded from our current cash reserves. The current status of each category is given below.

NPI

•	Amplifiers: The MiNi and Barolo platform products were successfully released in 2003 and continue to be shipped to customers.

•	Pumps: The next generation of pumps incorporating the G07 higher power chip were successfully launched in 2003.

•	Transmitters/Receivers: The majority of the transmitters and receivers in the NPI stage at acquisition have now been released to the market and are available to customers. These include the 10 G/bs 8x50 GaAs laser, the 100mW UHP laser, the Compact MZ laser, MSA receiver, a 10G uncooled DFB directly modulated laser and hot pluggable transponder modules. A couple of programs, mainly comprised of modules including tunable lasers, have been rephased due to slower market demand for the new technology.

TR

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

Acquisition of Ignis Optics

In connection with the acquisition of Ignis Optics in October 2003, $1.9 million of the $18 million total consideration was allocated to in-process research and development projects. The NPI projects under development at the acquisition date were expected to result in small form factor pluggable optical transceivers or component elements to these products and address quality and reliability requirements. Commercial shipments of the products began during the second half of fiscal 2005, and to a large degree were discontinued in fiscal 2006. There were no TR projects at the time of acquisition.

Acquisition of New Focus

In connection with the acquisition of New Focus in March 2004, $5.9 million of the $211.0 million of total consideration was allocated to in-process research and development projects. The NPI projects at the acquisition date were expected to result in the development of products to support the New Focus OEM and catalog business. Catalog related programs were focused on increasing the wavelength spectrum over which modulator products can operate and developing detectors to operate at higher frequency with lower noise over a broader wavelength, with their first incorporation in shipments in December 2004. Of the OEM related products, two have been completed, namely a super luminous diode light source for use in subsystems and a laser for use in high precision/high stability labs. The final program for development of a small form factor laser for use in fiber sensing applications continues but has been slowed due to lower than expected emergence of market opportunities. There were no TR programs at the time of acquisition.

Acquisition of Avalon

In connection with the acquisition of Avalon in March 2006, $118,000 of the $6.7 million total consideration was allocated to in-process research and development projects.

Accounting for Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”, or SFAS 123R, which requires companies to recognize in their statement of operations all share-based payments to employees, including grants of employee stock options, based on their fair values. We adopted SFAS 123R on July 3, 2005, using the modified-prospective-transition method. Accounting for share-based compensation transactions using the intrinsic method supplemented by pro forma disclosures in the financial statement footnotes is no longer permissible. The application of SFAS 123R involves significant amounts of judgment in the determination of inputs into the Black-Scholes-Merton valuation model which we use to determine the fair value of share-based awards. These inputs are based upon highly subjective assumptions as to the volatility of the underlying stock, risk free interest rates and the expected life of the options. As a result of adopting SFAS 123R, our income before income taxes and net income for the year ended July 1, 2006 are $8.2 million lower and basic and diluted earnings per share are $0.17 per share lower than they would have been had we not adopted SFAS 123R. Judgement is also required in estimating the number of share based awards that are expected to be forfeited. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our consolidated results of operations could be materially impacted. During the year ended July 1, 2006, we recognized $8.2 million of stock compensation expense, of which $1.7 million relates to certain performance based options for which the related performance targets were met and recognized in the three months ended October 2, 2005.

Results of Operations

Revenues

					Twelve		Twelve
	Year			Year	Months		Months	Year
	Ended			Ended	Ended		Ended	Ended
	July 1,	July 2,	Percentage	July 2,	July 3,	Percentage	July 3,	December 31,	Percentage
	2006	2005	Change	2005	2004	Change	2004	2003	Change
					(Unaudited)		(Unaudited)
($ Millions)

Total Revenues	$231.6	$200.3	16%	$200.3	$158.2	27%	$158.2	$146.2	8%

Year ended July 1, 2006 versus year ended July 2, 2005

Revenues for the year ended July 1, 2006 increased by $31.3 million, or 16%, compared to the year ended July 2, 2005. $21.0 million of this increase is due to revenues from Nortel Networks, which increased to $110.5 million in the year ended July 1, 2006 from $89.5 million in the year ended July 2, 2005. This increase in revenues from Nortel Networks was due to the amended terms of our supply agreement with Nortel Networks. The second addendum to the supply agreement, which we entered into in May 2005, provided for, among other things, Nortel Networks’ obligation to purchase certain products from us, an increase in the price of those products above those previously charged to Nortel Networks, our grant to Nortel Networks of a security interest on certain of our assets, and a waiver of certain prepayment conditions. Under the second addendum, Nortel Networks agreed to purchase approximately $100 million of products from us, equally divided into two categories of products: “last-time buy” products, and products that we will continue to manufacture. The third addendum to the supply agreement, among other things, (i) extends the term of the supply agreement to the end of calendar 2006, and (ii) requires Nortel Networks to purchase approximately $72 million of products from us. Remaining obligations of approximately $30 million under the supply agreement, as amended, are expected to be fulfilled by the end of the December 2006 quarter. As of July 1, 2006, substantially all of Nortel Network’s “last-time buy” obligations have been fulfilled. Non-“last-time buy” purchases will be transacted at the then current market prices and not at the increased prices which were agreed to in the second addendum to the supply agreement. Our revenues from Nortel Networks decreased in the quarter ended March 31, 2006 from the quarter ended December 31, 2005, and decreased again in the quarter ended July 1, 2006 from the quarter ended March 31, 2006. We expect our revenues from Nortel Networks may continue to decrease through the first two quarters of our year ended June 30, 2007, and to potentially decline further in future quarters, although we do expect Nortel Networks to continue as a major customer for the foreseeable future beyond that time.

Overall the revenues from our optics segment, which designs, manufactures, markets and sells optical solutions for telecommunications and industrial applications, increased by $29.6 million, or by 17%, to $206.1 million in the year ended July 1, 2006 from $176.5 million in the year ended July 2, 2005. The increase in revenues, excluding amounts related to Nortel Networks, was spread across a large number of customers, none of which exceeded 10% of total revenues in either year. From a products point of view, the increases in optics segment revenues in the year ended July 1, 2006 from the year ended July 2, 2005 was derived from most major product categories, except for TOA/ROA which were generally sold to Nortel Networks as part of the “last-time buy” products and which decreased by $10.0 million.

Our research and industrial segment, which designs, manufactures, markets and sells photonic and microwave solutions, primarily comprises the products and services of New Focus. Revenues from the research and industrial segment increased to $25.6 million in the year ended July 1, 2006 from $23.7 million in the year ended July 2, 2005 as a result of increased sales during the period.

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

Revenues from our optics segment increased to $176.6 million in fiscal 2005 from $147.8 million in the twelve months ended July 3, 2004, primarily as a result of increased sales of products and services. Revenues from the research and industrial segment increased to $23.7 million in fiscal 2005 from $10.4 million in the twelve months ended July 3, 2004, primarily as a result of these products and services contributing sales for the entire year as a result of a full year of revenue from New Focus.

Our largest customer for the year ended July 2, 2005 and the twelve months ended July 3, 2004 was Nortel Networks. Sales of products and services to Nortel Networks were $89.5 million in fiscal 2005 compared to $81.4 million in the twelve months ended July 3, 2004, representing 45% and 52% of our revenues in the respective years. The increase in revenue from the twelve months ended July 3, 2004 to fiscal 2005 was due to revisions to our supply agreement with Nortel Networks in March 2005. Pursuant to the terms of the supply agreement with Nortel Networks, Nortel Networks issued non-cancelable purchase orders and “last-time buys” totaling approximately $100 million, based on revised pricing terms, to be delivered through March 2006. Through July 2, 2005, we delivered products pursuant to these purchase orders having an aggregate price of approximately $34 million.

Twelve months ended July 3, 2004 versus year ended December 31, 2003

Revenues for the twelve months ended July 3, 2004 increased by $12.0 million, to $158.2 million from $146.2 million in the year ended December 31, 2003. Revenues from New Focus, which we acquired in March 2004, accounted for $10.4 million of this increase. The remaining increase was the result of increased sales across our customer base, consistent with our strategy of expanding revenues across a broader customer base, offsetting reductions under supply agreements with Nortel Networks, for which revenues decreased to $81.4 million from $85.5 million in the twelve months ended July 3, 2004 as compared to the year ended December 31, 2003, respectively, and Marconi, for which revenues decreased to $16.6 million from $18.1 million in the twelve months ended July 3, 2004 compared to the year ended December 31, 2003, respectively.

Cost of Revenues

					Twelve		Twelve
	Year	Year		Year	Months		Months	Year
	Ended	Ended		Ended	Ended		Ended	Ended
	July 1,	July 2,	Percentage	July 2,	July 3,	Percentage	July 3,	December 31,	Percentage
	2006	2005	Change	2005	2004	Change	2004	2003	Change
					(Unaudited)		(Unaudited)
($ Millions)

Cost of Revenues	$190.1	$193.6	2%	$193.6	$159.5	21%	$159.5	$156.0	2%

Our cost of revenues consists of the costs associated with manufacturing our products, and includes the purchase of raw materials, labor costs and related overhead, including stock compensation expenses. It also includes the costs associated with under-utilized production facilities and resources, as well as the charges for the write-down of impaired manufacturing assets or restructuring related costs, which are categorized as “Net Charges.” Charges for inventory obsolescence, the cost of product returns and warranty costs are also included in cost of revenues. Costs and expenses related to our manufacturing resources, which relate to the development of new products, are included in research and development.

Year ended July 1, 2006 versus year ended July 2, 2005

Our cost of revenues for the year ended July 1, 2006 decreased compared to the year ended July 2, 2005 primarily due to the transition of our assembly and test facilities from Paignton, U.K. to Shenzhen, China, which has a lower cost base. The substantial portion of this transition was completed by the end of March 2006. We expect to transfer the one remaining assembly process before the end of December 2006, along all of the manufacturing planning, supply chain management and related activities. In addition, headcount reductions that were implemented at our Paignton facility during the quarters ended March 31, 2006 and July 1, 2006 were also responsible for the overall decrease in cost of revenues. In May 2006, we announced our latest cost reduction plan to reduce our total costs and expenses by $5.5 million to $6.5 million a quarter, compared to the quarter ended April 1, 2006, largely related to the transition of the remaining Paignton manufacturing activities to Shenzhen, along with cost reductions in our Caswell U.K. wafer fabrication facility, which in total are expected to result in cost of revenues reductions of approximately $4.0 million per quarter, which we expect to begin fully realizing in the March 2007 quarter.

During the year ended July 1, 2006, the reductions in our cost of revenues were partially offset by $1.9 million of stock based compensation expense recorded under SFAS 123R, which we adopted on July 3, 2005. The year ended July 2, 2005 included $14,000 of stock based compensation expense recorded under previous accounting pronouncements.

Year ended July 2, 2005 versus twelve months ended July 3, 2004

Our cost of revenues for the year ended July 2, 2005 increased compared to the prior year primarily due to the inclusion of a full year of manufacturing costs associated with the products of the New Focus and Onetta businesses which we acquired in March and June of 2004, respectively.

Our cost of revenues for the year ended July 2, 2005 also increased because cost of revenues for the year ended July 3, 2004 included the impact of adverse movements in foreign exchange rates. A substantial portion of our cost of revenues during the period were incurred in U.K. pounds sterling due to the manufacturing expenses associated with our facilities in the United Kingdom. Relative to U.K. pounds sterling, the U.S. dollar declined significantly during the year ended July 2, 2005, with the rates moving from an average rate of 1.736 dollars per U.K. pound sterling for the twelve months ended July 3, 2004 to 1.856 dollars per U.K. pound sterling for the year ended July 2, 2005, reaching a peak of 1.926 dollars per U.K. pound sterling on December 31, 2004, and ending at a rate of 1.792 dollars per U.K. pound sterling on July 2, 2005.

Our cost of revenues also increased during the period due to the costs of ramping up our manufacturing facility in Shenzhen, China while transferring most of our assembly and test operations from Paignton, U.K. to this facility in order to take advantage of lower costs of production. Although we began shipping products out of our Shenzhen facility during the quarter ended October 2, 2004, we continued to operate both the Paignton and Shenzhen facilities during the ramp up of Shenzhen, and also to fulfill purchase orders and “last-time buys” required pursuant to the Nortel Networks supply agreement, as amended.

Twelve months ended July 3, 2004 versus year ended December 31, 2003

Our cost of revenues for the twelve months ended July 3, 2004 as compared to the year ended December 31, 2003 increased by $3.5 million. As part of the acquisition of the optical components business of Nortel Networks, we undertook a comprehensive restructuring plan, which involved closing facilities, consolidating manufacturing operations and workforce reductions. This plan began immediately after the acquisition was completed on November 8, 2002 and was substantially complete by the end of 2003. As a result of this restructuring plan, following the acquisition, fixed overhead was substantially lower for the twelve month period ended July 3, 2004 compared with the year ended December 31, 2003. However, cost of revenues increased in the twelve month period ended July 3, 2004 compared with the year ended December 31, 2003 principally because of higher variable production costs, including direct material and labor costs related to increased revenues, which more than offset the lower fixed manufacturing overhead.

Gross Margin/(Loss)

					Twelve		Twelve
	Year	Year		Year	Months		Months	Year
	Ended	Ended		Ended	Ended		Ended	Ended
	July 1,	July 2,	Percentage	July 2,	July 3,	Percentage	July 3,	December 31,	Percentage
	2006	2005	Change	2005	2004	Change	2004	2003	Change
					(Unaudited)		(Unaudited)
	($ Millions)

Gross Profit/(Loss)	$41.6	$6.6	530%	$6.6	$(1.3)	608%	$(1.3)	$(9.8)	87%
Gross Margin/(Loss)	18%	3%		3%	(1)%		(1)%	(7)%

Gross profit/(loss) is calculated as revenues less cost of revenues. Gross margin/(loss) rate is gross profit/(loss) reflected as a percentage of revenue.

Year ended July 1, 2006 versus year ended July 2, 2005

For the year ended July 1, 2006, our gross margins improved because of the positive impact of higher revenues spread across our fixed costs, the lower cost base of our Shenzhen facility compared to our Paignton U.K. facility, and favorable pricing terms under the second amendment to our supply agreement with Nortel Networks. We expect our gross margins for the year ended June 30, 2007 to benefit from the additional cost reductions and related cost savings under the cost reduction plan announced in May 2006, which are expected to be fully realized in the third quarter of fiscal 2007.

During the year ended July 1, 2006, we had revenues of $9.5 million related to, and recognized profits on, inventory that had been carried on our books at zero value. The inventory had originally been acquired in connection with our purchase of the optical components business of Nortel Networks. While this inventory is on our books at zero value, and its sale generates higher margins than most of our new products, we incur additional costs to complete the manufacturing of these products prior to sale. We believe revenues from this zero value inventory will be negligible in the year ended June 30, 2007.

During the year ended July 1, 2006, the improvements in our gross margins were partially offset by $1.9 million of stock based compensation expense recorded to cost of revenues under SFAS 123R, which we adopted on July 2, 2005. Only $14,000 of stock based compensation expense was recorded to cost of revenues in the year ended July 2, 2005, under previous accounting pronouncements.

Year ended July 2, 2005 versus twelve months ended July 3, 2004

Our gross margin rate improved in fiscal 2005 compared to the twelve months ended July 3, 2004 primarily because of the positive impact of higher revenues spread across our fixed costs, despite the fact that we experienced a difficult competitive environment which was exacerbated in fiscal 2005 by the negative impact of currency fluctuations, and certain costs of maintaining assembly and test facilities in both Paignton and Shenzhen during the transition of these operations to Shenzhen.

During fiscal 2005, we had revenues of $19.5 million related to our zero value inventory. While this inventory is on our books at zero value, and its sale generated higher margins than most of our new products during the period, we incurred additional costs to complete the manufacturing of these products prior to sale.

Twelve months ended July 3, 2004 versus year ended December 31, 2003

The improved gross loss and gross loss rate improvement for the twelve month period ended July 3, 2004 compared with the year ended December 31, 2003 was principally the result of the lower fixed overhead costs in the twelve month period ended July 3, 2004 and, to a lesser degree, the higher revenue during the same twelve month period when compared to the year ended December 31, 2003.

Research and Development Expenses

					Twelve		Twelve
	Year	Year		Year	Months		Months	Year
	Ended	Ended		Ended	Ended		Ended	Ended
	July 1,	July 2,	Percentage	July 2,	July 3,	Percentage	July 3,	December 31,	Percentage
	2006	2005	Change	2005	2004	Change	2004	2003	Change
					(Unaudited)		(Unaudited)
	($ Millions)

R&D Expenses	$42.6	$44.8	(5)%	$44.8	$50.8	(12)%	$50.8	$50.4	1%
% of Revenues	18%	22%		22%	32%		32%	34%

Research and development expense consists primarily of salaries and related costs of employees engaged in research and design activities, including stock compensation charges related to those employees, costs of design tools and computer hardware, and costs related to prototyping.

Year ended July 1, 2006 versus year ended July 2, 2005

Research and development expense decreased in the year ended July 1, 2006 compared to the year ended July 2, 2005 primarily due to the cost savings efforts implemented in fiscal 2005, under our 2004 restructuring plan, being in effect for the full year. In May 2006, we announced a cost reduction plan, which we expect will be fully implemented by the March 2007 quarter, that we expect will further reduce quarterly research and development expenditures.

In the year ended July 1, 2006 decreases in research and development expense were partially offset by $1.9 million of stock based compensation expense recorded under SFAS 123R, which we adopted on July 2, 2005. $8,000 of stock based compensation expense was recorded in the year ended July 2, 2005, as a research and development expense under previous accounting pronouncements.

Year ended July 2, 2005 versus twelve months ended July 3, 2004

Research and development expenses decreased in fiscal 2005 compared to the twelve months ended July 3, 2004 as a result of the significant reductions made in connection with our 2004 restructuring plan, offsetting the increase in research and development spending that resulted from acquiring New Focus and Onetta and the negative effects of the weakness in the U.S. dollar relative to the U.K. pound sterling and other currencies in which we operate.

Twelve months ended July 3, 2004 versus year ended December 31, 2003

Research and development expenses rose by 1% in the twelve months ended July 3, 2004 compared to the year ended December 31, 2003 due to increased spending of approximately $7.2 million that resulted from our acquisition of New Focus and Ignis Optics, which was partially offset by cost-cutting measures implemented in 2003 that included the discontinuance of our research and development of the ASOC product line.

Selling, General and Administrative Expenses

					Twelve		Twelve
	Year	Year		Year	Months		Months	Year
	Ended	Ended		Ended	Ended		Ended	Ended
	July 1,	July 2,	Percentage	July 2,	July 3,	Percentage	July 3,	December 31,	Percentage
	2006	2005	Change	2005	2004	Change	2004	2003	Change
					(Unaudited)		(Unaudited)
	($ Millions)

SG&A Expenses	$52.2	$60.3	(13)%	$60.3	$44.6	35%	$44.6	$33.8	32%
% of Revenues	23%	30%		30%	28%		28%	23%

Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.

Year ended July 1, 2006 versus year ended July 2, 2005

Our selling, general and administrative expenses decreased in fiscal 2006 compared to fiscal 2005, primarily due to cost reductions implemented in fiscal 2005, which were in effect for the full year ended July 1, 2006, reductions in the costs associated with our compliance with the Sarbanes-Oxley Act of 2002, no replication of costs incurred in connection with our moving administrative activities to a newly established corporate headquarters in San Jose, California which were incurred during fiscal 2005, and reductions in certain insurance premiums.

In the year ended July 1, 2006 decreases in our selling, general and administrative expenses were partially offset by $4.4 million of stock based compensation expense recorded under SFAS 123R, which we adopted on July 2, 2005. $742,000 of stock based compensation expense was recorded as a selling, general and administrative expense in the year ended July 2, 2005, under previous accounting pronouncements.

Year ended July 2, 2005 versus twelve months ended July 3, 2004

Selling, general and administrative expenses increased by $15.7 million in fiscal 2005 compared to the twelve months ended July 3, 2004. The increase was due to higher selling costs to support revenue growth, the inclusion of the operations of New Focus and Onetta for an entire year, the negative impact of the weakness in the U.S. dollar relative to the U.K. pound sterling, costs associated with compliance with the Sarbanes-Oxley Act of 2002 and costs associated with moving administrative activities to the newly established U.S. headquarters in San Jose, California in the second quarter of fiscal 2005. In total, these costs more than offset the cost reductions attained in connection with the 2004 restructuring plan.

Twelve months ended July 3, 2004 versus year ended December 31, 2003

The increase of $10.8 million in selling, general and administrative expense in the twelve month period ended July 3, 2004 compared with the year ended December 31, 2003 resulted from the inclusion of the operations of New Focus for only three months in the twelve month period ended July 3, 2004 and, to a lesser extent, the inclusion of the business acquired from Cierra Photonics, combined with higher legal and professional fees relating to various corporate development activities.

Restructuring

			Twelve
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	July 1,	July 2,	July 3,	December 31,
	2006	2005	2004	2003
			(Unaudited)
	($ Millions)

Lease cancellation and commitments	$1.9	$4.8	$4.9	$6.7
Termination payments to employees and related costs	9.3	15.7	15.6	20.9
Write-off on disposal of assets and related costs	—	0.4	2.6	3.8

	$11.2	$20.9	$23.1	$31.4

Over the past five years, we have enacted a series of restructuring plans and cost reduction plans designed to reduce our manufacturing overhead and our operating expenses. In 2001, we reduced manufacturing overhead and our operating expenses in response to the initial decline in demand in the optics components industry. In connection with our acquisitions of Nortel Networks’ optical components business in November 2002 and New Focus in March 2004, we enacted restructuring plans related to the consolidation of our operations, and which we expanded in September 2004 to include the transfer of our main corporate functions, including consolidated accounting, financial reporting, tax and treasury, from Abingdon, U.K. to our new U.S headquarters in San Jose, California.

In May and November of 2004, we adopted additional restructuring plans, which included the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, a process that commenced in the quarter ended October 2, 2004. This transition was substantially complete by the end of March 2006, except for a chip-on-carrier assembly process we added to the transition plan in November 2005, and which we expect to be completed by the end of December 2006. In May 2006, we announced our latest cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, also by the end of December, 2006.

With respect to the transfer of the operations described in the previous paragraph, some of which are still in the process of being transferred, we have spent $22.6 million as of July 1, 2006, and we anticipate spending a total of approximately $30 million to $37 million, including $6 million to $7 million on the cost reduction plan announced in May 2006. The substantial portion of the remaining spending relates to personnel and personnel related costs. We expect the cost reduction plan announced in May 2006 to reduce our costs by between $5.5 million and $6.5 million a quarter, when compared to the expenses incurred in the quarter ended April 1, 2006, with the cost savings expected to be realized in the March 2007 quarter.

Year ended July 1, 2006

The restructuring charges of $11.2 million in the year ended July 1, 2006 were primarily associated with those employees in our assembly and test operations in Paignton identified for termination and retained until the completion of the transfer of the operations from Paignton, U.K. to Shenzhen, China. Costs of their severance and retention were accrued over their remaining service period. Restructuring charges in fiscal 2006 also included $1.9 million of additional accruals related to revised assumptions as to subleases and final costs associated with lease facilities exited. $1.5 million of these addition lease accruals were incurred in our research and industrial segment and all other restructuring charges in fiscal 2006 were incurred in our optics sector.

Year ended July 2, 2005

The restructuring charges in the year ended July 2, 2005 were primarily associated with manufacturing, research and development, and selling, general and administrative employees identified for termination under the restructuring plans referred to above, including the consolidation of operations, the transfer of our main corporate functions to the U.S. and the initial stages of the Paignton to Shenzhen transition. Costs of the employee’s severance and retention were accrued over their remaining service period. Restructuring charges in fiscal 2005 also include $2.6 million for costs associated with lease facilities exited, and $2.2 million of additional accruals related to revised assumptions as to subleases and final costs associated with lease facilities exited.

Twelve months ended July 3, 2004

The restructuring charges in the twelve months ended July 3, 2004 were primarily associated with employees identified for termination under plans that included the closure of a semiconductor fabrication facility in Ottawa, Canada and the transfer of related fabrication capabilities to Caswell, U.K. We also closed a few smaller manufacturing-related sites in Milton, U.K., Harlow, U.K. and Poughkeepsie, New York, and consolidated certain production processes into new locations. The transfer was completed in August 2003. In connection with this transfer, certain products and research projects were discontinued. Subsequent to its completion, we achieved annualized cost savings in excess of $25 million related to this plan. During the twelve months ended July 3, 2004, we also assumed $16.8 million of restructuring charges related to facility commitments previously entered into by companies we acquired during that period, the substantial portion of which represents lease commitments in the research and industrial segment.

Year ended December 31, 2003

In the year ended December 31, 2003, we recorded restructuring charges primarily related to the closure of a semiconductor fabrication facility in Ottawa, Canada and the transfer of related fabrication capabilities to Caswell, U.K. We also closed a few smaller manufacturing-related sites in Milton, U.K., Harlow, U.K. and Poughkeepsie, New York, and consolidated certain production processes into new locations. The transfer was completed in August 2003. In connection with this transfer, certain products and research projects were discontinued. All charges recorded in the year ended December 31, 2003 related to the optics segment.

Amortization of Other Intangible Assets

					Twelve		Twelve
	Year	Year		Year	Months		Months	Year
	Ended	Ended		Ended	Ended		Ended	Ended
	July 1,	July 2,	Percentage	July 2,	July 3,	Percentage	July 3,	December 31,	Percentage
	2006	2005	Change	2005	2004	Change	2004	2003	Change
					(Unaudited)		(Unaudited)
($ Millions)

Amortization	$10.0	$11.1	(10)%	$11.1	$9.4	18%	$9.4	$8.5	11%

Since 2001, we have acquired six optical components companies and businesses, and one photonics and microwave company, and amortization tends to increase in connection with the addition of intangible assets purchased in connection with these acquisitions. In the year ended December 31, 2002, we acquired the optical components businesses of Nortel Networks and Marconi. In the year ended December 31, 2003, amortization of purchased intangible assets increased when compared to the prior year due to the effect of including the results of the optical components businesses of Nortel Networks and Marconi for the full year, and of our acquisition of Ignis Optics and the business of Cierra Photonics during the year. Amortization of purchased intangible assets increased in the twelve months ended June 3, 2004 compared to the year ended December 31, 2003, due to our acquisition of New Focus in March 2004 and Onetta in June 2004, and increased again in the year ended July 2, 2005 as compared to the twelve months ended July 3, 2004 due to the effect of amortizing the purchased intangible assets of New Focus and Onetta for the full year. In the year ended July 1, 2006, amortization of purchased intangible assets decreased because purchased intangible assets associated with our earliest acquisitions became fully amortized, and because the additional amortization related to our March 2006 acquisition of Avalon was not significant enough to offset these reductions.

Impairment of Goodwill and Other Intangible Assets

SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually, or sooner whenever events or changes in circumstances indicate that they may be impaired. In the fourth quarter of the year ended July 1, 2006, in connection with our annual review for impairment, we recorded $760,000 of impairment charges related to purchased intangible assets associated with our acquisition of Ignis Optics. In the third quarter of the year ended July 2, 2005, the decline in our stock price, and therefore market capitalization, combined with continuing net losses and a history of not meeting revenue and profitability targets, suggested that the goodwill related to certain of our acquisitions may have been impaired at such time. As a result of these triggering events, we performed a preliminary evaluation of the related goodwill balances. In the fourth quarter of fiscal 2005, we finalized this evaluation during our annual evaluation of goodwill, and also performed our annual evaluation of acquired intangible assets. As a result, for the year ended July 2, 2005, we recorded charges of $114.2 million, primarily related to the impairment of goodwill related to the acquisitions of New Focus, Ignis Optics and Onetta, including $0.6 million related to the impairment of certain intangible assets related to the acquisition of New Focus. We recorded no charges for the impairment of goodwill or intangible assets during any of the other periods presented herein.

Impairment/(Recovery) of Other Long-Lived Assets

In September 2005, we sold a parcel of land in Swindon, U.K., which had previously been accounted for as held for sale, and for which the recorded book value had previously been written down as impaired. The proceeds from the sale of this parcel of land were $15.5 million, resulting in a recovery of previous impairment of $1.3 million, net of transaction costs. In the fourth quarter of fiscal 2006, in connection with a review of our long-lived assets for impairment, we recorded $433,000 of impairment charges, which offset the recovery related to this land sale.

Legal Settlement

On April 3, 2006, we entered into a settlement agreement with Mr. Howard Yue relating to the lawsuit Mr. Yue filed against New Focus, Inc., one of our subsidiaries, and several of its officers and directors in Santa Clara County Superior Court. This lawsuit was filed by Mr. Yue prior to our acquisition of New Focus. The terms of the settlement provided that we would issue to Mr. Yue a $7.5 million promissory note, payable on or before April 10, 2006, of which $5.0 million could be satisfied at our option through the issuance of shares of common stock. In connection with this settlement, we recorded $7.2 million ($7.5 million, net of insurance recoveries expected as of that time) as an other operating expense. In the fourth quarter of fiscal 2006, we settled the promissory note for $2.5 million in cash and $5.0 million of common stock valued on the date of the payment. We also received $2.2 million from certain insurance carriers in connection with this settlement, which reduced our net expense for this settlement to $5.0 million. If and when additional insurers confirm their definitive coverage position, we may record the amounts of this coverage as recoveries against operating expenses in the corresponding future periods.

Loss on Conversion and Early Extinguishment of Debt

On January 13, 2006, we entered into a series of transactions to (i) retire $45.9 million aggregate principal amount of outstanding notes payable to Nortel Networks UK Limited and (ii) convert $25.5 million in outstanding convertible debentures which were issued in December 2004. In connection with the satisfaction of these debt obligations and conversion of these convertible debentures we issued approximately 10.5 million shares of common stock, warrants to purchase approximately 1.1 million shares of common stock, paid approximately $22.2 million in cash, and recorded a charge of $18.8 million in the fiscal year ended July 1, 2006 for loss on conversion and early extinguishment of debt. See Note 17 - Debt to our consolidated financial statements appearing elsewhere herein for additional disclosures regarding the conversion of the convertible debentures and early extinguishment of debt.

Interest Income, Interest Expense, Other Income/(Expense) net, Gain/(Loss) on Foreign Exchange

			Twelve
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	July 1,	July 2,	July 3,	December 31,
	2006	2005	2004	2003
			(Unaudited)
	($ Millions)

Other income/(expense), net	$0.3	$1.4	$—	$—
Interest income	0.3	1.1	6.0	9.4
Interest expense	(4.3)	(5.4)	(0.2)	(3.2)
Gain/(Loss) on foreign exchange	0.7	(1.0)	7.3	(4.4)

Other income/(expense), net in the year ended July 2, 2005 included a one-time gain of $1.1 million arising from the release of an acquisition provision related to the closure of the Bookham (Switzerland) AG pension arrangement.

Interest income decreased in the year ended July 1, 2006 from the year ended July 2, 2005 by $800,000, in the year ended July 2, 2005 from the twelve months ended July 3, 2004 by $4.9 million, and in the twelve months ended July 3, 2004 from the year ended December 31, 2003 interest expense decreased by $3.4 million, due to corresponding reductions in balances of cash and short-term investments across those periods.

Interest expense in the years ended July 1, 2006 and July 2, 2005 included interest on notes payable to Nortel Networks and the amortization of interest costs related to the issuance of $25.5 million of convertible notes in December 2004. Interest expense decreased in fiscal 2006 from fiscal 2005 by $1.1 million due to the conversion and extinguishment of the convertible notes and payment of the promissory notes issued to Nortel Networks pursuant to a series of agreements entered into in January 2006. Interest expense in the twelve months ended July 3, 2004 and in the year ended December 31, 2003 was primarily related to the promissory notes payable to Nortel Networks.

Gain/(loss) on foreign exchange includes the net impact of translation of intercompany balances, translation of U.S. dollar denominated monetary accounts in non-U.S. dollar functional currency subsidiaries, realized gains or losses on foreign currency contracts designated as hedges, and realized and unrealized gains or losses on foreign currency contracts not designated as hedges. The net results are largely a function of exchange rate changes between the U.S dollar and the U.K. pound sterling. The $7.3 million gain and $4.4 million loss on foreign exchange in the twelve months ended July 3, 2004 and in the year ended 2003, respectively, were primarily due to translation of these balances and results which had been previously reported in U.K. pounds sterling, restated for comparative period disclosure in U.S. dollars subsequent to our September 2004 redomicile in the U.S., as described more fully in the introduction to Item 6. Selected Financial Data.

Income Tax Benefit/(Provision)

			Twelve
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	July 1,	July 2,	July 3,	December 31,
	2006	2005	2004	2003
			(Unaudited)
	($ Millions)

Income tax benefit/(provision)	$11.7	$—	$3.6	$3.4

We have incurred substantial losses to date and expect to incur additional losses in the future. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in all prior fiscal periods, we have provided a full valuation allowance against our net deferred tax assets of $316.4 million at July 1, 2006 and $330.4 million at July 2, 2005.

During fiscal 2006, in connection with our acquisition of Creekside in August 2005, we recorded a one time tax gain of $11.8 million related to our anticipated use of tax attributes to offset deferred tax liabilities assumed. In the twelve month period ended July 3, 2004, and in the year ended December 31, 2003, we recognized a credit of $3.7 million related to a payment received in 2002 from the U.K. Inland Revenue as compensation for certain research and development expenditures. As our business develops globally, we may incur local tax charges which we will not be able to offset.

Liquidity, Capital Resources and Contractual Obligations

Liquidity and Capital Resources

Operating activities

			Six
	Year	Year	Months	Year
	Ended	Ended	Ended	Ended
	July 1,	July 2,	July 3,	December 31,
	2006	2005	2004	2003
			(Unaudited)
	($ Millions)

Net loss	$(87.5)	$(248.0)	$(67.4)	$(125.8)
Non-cash accounting charges:
Depreciation and amortization	30.2	32.2	13.5	21.3
Impairments/(Recoveries) of long lived assets, goodwill and other intangible assets	(0.1)	114.2	—	—
Acquired IPR&D	0.1	—	5.9	0.2
Tax credits	(11.8)	—	—	(3.7)
Stock-based compensation expense and expenses related to warrants	10.3	1.5	—	—
Loss on conversion and early extinguishment of debt	18.8	—	—	—
Legal settlement	5.0	—	—	—
Gains on sale of property and equipment	(2.1)	(0.7)	(5.3)	(3.1)
Write back of acquisition expenses	—	1.8	—	—
Unrealized foreign currency (gains)/losses	(0.6)	2.3	—	—

Total non-cash accounting charges	49.8	151.3	14.2	14.7
Decrease/(increase) in working capital	(17.9)	(2.1)	3.0	13.1

Net cash used in operating activities	$(55.6)	$(98.8)	$(50.2)	$(98.0)

In the past five years, we have funded our operations from several sources, including through public and private offerings of equity, issuance of debt and convertible debentures, sale of assets and net cash obtained in connection with recent acquisitions. As of July 1, 2006, we held $43.3 million in cash and cash equivalents (including restricted cash of $5.5 million). On August 3, 2006, we entered into a three year senior secured revolving credit facility for $25 million with advances available based on a percentage of accounts receivable at the time the advance is requested. On September 1, 2006, we entered into an agreement for the private placement of 8,696,000 shares of common stock at $2.70 per share, and warrants to purchase 2,174,000 shares of common stock, with selected institutional investors, for gross proceeds of approximately $23.5 million. The warrants, which have a term of five years and will become exercisable after March 1, 2007, have an exercise price of $4.00 per share. Certain additional institutional investors will have the right to purchase, on or before September 19, 2006, up to 2,898,667 shares of common stock and warrants to purchase up to 724,667 shares of common stock at the same purchase price as the initial institutional investors.

Based on our cash balances, and given our continuing and expected losses for the foreseeable future, if we fail to meet management’s current cash flow forecasts, or we are unable to draw sufficient amounts under the three year $25 million senior secured revolving credit agreement with Wells Fargo Foothill, Inc. and other lenders, which was entered into in August 2006, for any reason, we will need to raise additional funding of at least $10 million to $20 million through external sources prior to July 2007 in order to maintain sufficient financial resources in order to operate as a going concern through the end of fiscal 2007. If necessary we will attempt to raise additional funds by any one or a combination of the following: (i) completing the sale of certain assets; (ii) issuing equity, debt or convertible debt; (iii) selling certain non core businesses. There can be no assurance of our ability to raise sufficient capital through the above, or any other efforts.

Year ended July 1, 2006

Net cash used in operating activities for the year ended July 1, 2006 was $55.6 million, primarily resulting from the net loss of $87.5 million, offset by non-cash accounting charges of $49.8 million, primarily consisting of an $18.8 million loss on conversion and early retirement of debt, $8.2 million of expense related to stock based compensation, $5.0 million of common stock issued to settle a legal claim brought by Howard Yue, and $30.2 million related to depreciation and amortization of certain assets, net of an $11.8 million tax gain. Increases in working capital of $17.9 million also contributed to the use of cash, primarily due to decreases in accounts payables and accrued expenses and other liabilities and an increase in accounts receivable offset by a decrease in prepaid expenses and other assets.

Year ended July 2, 2005

Net cash used in operating activities for the year ended July 2, 2005 was $98.8 million, primarily resulting from the net loss of $248.0 million, offset by non-cash accounting charges of $151.3 million, which includes $114.2 million for the impairment of goodwill and certain intangibles recorded in connection with past acquisitions, primarily New Focus, and $32.2 million related to the depreciation and amortization of certain assets. The increase in working capital also resulted in a reduction in cash in the amount of $2.1 million, primarily related to higher levels of inventory required to support our increasing level of sales through the period, and our expected sales in the first quarter of fiscal 2006.

Six months ended July 3, 2004

Net cash used in operating activities for the six-month period ended July 3, 2004 was $50.2 million, primarily resulting from the net loss of $67.4 million, offset by non-cash accounting charges of $14.2 million, mainly related to depreciation and amortization and a $3.0 million decrease in working capital. The decrease in working capital was the result of a reduction in inventory, primarily through the sale of inventory purchased as part of the acquisition of the optical components business from Nortel Networks.

Year ended December 31, 2003

Net cash used in operating activities in 2003 was $98.0 million, primarily resulting from the net loss of $125.8 million, offset by non-cash accounting charges of $14.7 million primarily for depreciation and amortization and an $18.9 million decrease in working capital. The decrease in working capital was the result of a reduction in inventory, primarily through the sale of inventory purchased as part of the acquisition of the optical components business from Nortel Networks.

Return/(Loss) on Investments

Return/(loss) on investments represents net interest, which is the difference between interest received on our cash and interest paid on our debts. Loss on investments were $4.0 million in the year ended July 1, 2006, $4.3 million in the year ended July 2, 2005, $5.8 million in the twelve months ended July 3, 2004, and $6.3 million in the year ended December 31, 2003. From the year ended December 31, 2003 to the twelve months ended July 3, 2004, and from the twelve months ended July 3, 2004 to the year ended July 2, 2005, decreasing returns on investment and the loss on investment have been due to lower interest income earned on declining cash balances, interest on balances outstanding from the $50 million of notes issued to Nortel Networks in November 2002 and the amortization of interest, costs and warrants associated with our issuance of $25.5 million of convertible debt in December 2004, prior to converting such convertible debt into common stock in January and March 2006. The reduction in loss on investment in the year ended July 1, 2006 compared to the year ended July 2, 2005 is due to the payment and retirements of notes issued to Nortel Networks and the conversion of $25.5 million of convertible debt into common stock both pursuant to a series of agreements entered into on January 13, 2006.

Investing Activities

We generated net cash of $42.7 million from investing activities in the year ended July 1, 2006, primarily from $14.7 million in proceeds, net of costs, from the sale of a parcel of land in Swindon U.K. (as described further below), $9.6 million of cash assumed in connection with the two acquisitions completed during the year, $23.4 million from the sale of land and building in Caswell pursuant to a sale-leaseback transaction, and $2.4 million in proceeds from the sale of property and equipment. These sources of cash were partially offset by $10.1 million in capital expenditures. A substantial portion of the capital spending during this period was incurred in connection with the ramp up of our Shenzhen assembly and test operations.

In the year ended July 2, 2005, we used $2.3 million of cash in investing activities, primarily relating to $16.0 million of capital expenditures, along with a $1.7 million transfer of funds to restricted cash, partially offset by proceeds of $7.0 million from the sale of marketable securities, proceeds of $5.7 million from the disposal of certain of our subsidiaries, net of costs, proceeds of $1.4 million from the sale of property and equipment, and proceeds of $1.2 million received from the settlement of a loan note issued by a former New Focus executive officer. A substantial portion of the capital spending during this period was incurred in connection with the ramp up of our Shenzhen assembly and test operations.

In the six months ended July 3, 2004, we generated $87.4 million of cash, primarily consisting of $88.6 million assumed in connection with our acquisitions of New Focus and Onetta, along with $5.2 million in proceeds from the sale of property and equipment, partially offset by purchases of property and equipment of $6.6 million.

In the year ended December 31, 2003, we used $12.0 million of cash in financing activities, primarily the result of purchasing $19.2 million of property and equipment, partially offset by $7.1 million received in connection with the sale of property and equipment. The principal area of capital spending in 2003 was to upgrade the Caswell, U.K. wafer fabrication site to a capability required to produce products transferred from Ottawa, Canada.

Caswell Sale-Leaseback

On March 10, 2006, Bookham Technology plc, our wholly-owned subsidiary, entered into multiple agreements with a subsidiary of Scarborough Development, which we refer to as Scarborough, for the sale and leaseback of the land and facilities located at our Caswell, United Kingdom, manufacturing site. The sale transaction, which closed on March 30, 2006, resulted in proceeds to Bookham Technology plc of £13.75 million (approximately

U.S. $24.0 million using an exchange rate of £1.00 to $1.7455). Under these agreements, Bookham Technology plc leases back the Caswell site for an initial term of 20 years, with options is renew the lease term for 5 years following the initial term and for rolling 2 year terms thereafter. Annual rent is £1.1 million during the first 5 years of the lease, approximately £1.2 million during the next 5 years of the lease, approximately £1.4 million during the next 5 years of the lease and approximately £1.6 million during the next 5 years of the lease. Rent during the renewal terms will be determined according to the then market rent for the site. We have guaranteed the obligations of Bookham Technology plc under these agreements. In addition, Scarborough, Bookham Technology plc and Bookham, Inc. entered into a pre-emption agreement under which Bookham Technology plc, within the next 20 years, has a right to purchase of the Caswell site in whole or in part on terms acceptable to Scarborough if Scarborough agrees to terms with or receives an offer from a third party to purchase the Caswell facility.

Acquisition of Creekside

On August 10, 2005, Bookham Technology plc, our wholly owned subsidiary, entered into a share purchase agreement pursuant to which Bookham Technology plc purchased all of the issued share capital of City Leasing (Creekside) Limited, a subsidiary of Deutsche Bank, for consideration of £1.00, plus professional fees of approximately £455,000 (approximately $837,000, based on an exchange rate of £1 to $1.8403). The parties to the share purchase agreement are Bookham Technology plc, Deutsche Bank and London Industrial Leasing Limited, a subsidiary of Deutsche Bank, which we refer to as London Industrial. Creekside was utilized by Deutsche Bank in connection with the leasing of four aircraft to a third party. The leasing arrangement is structured as follows: Phoebus Leasing Limited, a subsidiary of Deutsche Bank, which we refer to as Phoebus, leases the four aircraft to Creekside under the primary leases and Creekside in turn sub-leases the aircraft to a third party. Under the sub-lease arrangement, the third party lessee who utilizes the aircraft, whom we refer to as the Sub-Lessee, makes sublease payments to Creekside, who in turn must make lease payments to Phoebus under the primary leases. To insulate Creekside from any risk that the Sub-Lessee will fail to make payments under the sub-lease arrangement, prior to the execution of the share purchase agreement, Creekside assigned its interest in the Sub-Lessee payments to Deutsche Bank in return for predetermined deferred consideration amounts, which we refer to as Deferred Consideration, which are paid directly from Deutsche Bank. Additionally, on closing the transaction, Deutsche Bank loaned Creekside funds to (i) pay substantially all of the rentals under the primary lease with Phoebus, excluding an amount equal to £400,000 (approximately $736,000), and (ii) repay an existing loan made by another wholly owned subsidiary of Deutsche Bank to Creekside. The obligation of Creekside to repay the Deutsche Bank loans may be fully offset against the obligation of Deutsche Bank to pay the Deferred Consideration to Creekside.

As a result of these transactions, Bookham Technology plc will have available through Creekside cash of approximately £6.63 million (approximately $12.2 million, based on an exchange rate of £1.00 to $1.8403). Under the terms of the agreement, Bookham Technology plc received £4.2 million (approximately $7.5 million) of available cash when the transaction closed on August 10, 2005. An additional £1 million (approximately $1.8 million) has since been received on October 14, 2005, £1 million (approximately $1.8 million) was received on July 14, 2006 and the balance of approximately £431,000 (approximately $793,000) is expected to be available on July 16, 2007.

At the closing of this transaction, Creekside had receivables (including services and interest charges) of £73.8 million (approximately $135.8 million) due from Deutsche Bank in connection with certain aircraft subleases of Creekside and cash of £4.7 million (approximately $8.6 million), of which £4.2 million was immediately available. The assignment was made in exchange for the receivables, which are to be paid by Deutsche Bank to Creekside in three installments, with the last payment being made on July 16, 2007. We have recorded these receivables and payables as net assets on our balance sheet as of July 1, 2006, which is included elsewhere in this Annual Report on Form 10-K.

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

The loans issued by Deutsche Bank may be prepaid in whole at any time with 30 days’ prior written notice to Deutsche Bank. The loan for £18.3 million plus interest was repaid by Creekside on October 14, 2005, and the loan for £42.5 million is repayable by Creekside in installments: the first installment of £23.5 million (approximately $43.2 million) was paid on July 14, 2006; and the second installment of £22.5 million (approximately $41.4 million) is payable on July 16, 2007. The remaining loan accrues interest a rate of 5.68% per year. Events of default under the loan includes failure by Creekside to pay amounts under the loans when due, material breach by Creekside of the terms of the lease agreements and related documentation, a judgment or order made against Creekside that is not stayed or complied with within seven days or an attachment by creditors that is not discharged within seven days, insolvency of Creekside or failure by Creekside to make payments with respect to all or any class of its debts, presentation of a petition for the winding up of Creekside, and appointment of any administrative or other receiver with respect to Creekside or any material part of Creekside’s assets. While Deutsche Bank may accelerate repayment under the facility agreements upon an event of default, the loan will be fully offset against the receivables, as described above.

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

Sale of Real Property

In September 2005, our Bookham Technology plc subsidiary entered into a contract with Abbeymeads LLP to sell a parcel of land in Swindon, U.K., which had previously been accounted for as held for sale, and for which the recorded book value had previously been written down as impaired. Net proceeds from the sale were $14.7 million, and we recorded a recovery of previous impairment of $1.3 million in the first quarter of fiscal 2006.

Financing Activities

In the year ended July 1, 2006, we generated $25.2 million of cash from financing activities, primarily consisting of $49.3 million of net proceeds from a public offering of our common stock in October 2005, as described below, offset by $24.3 million used in connection with the early retirement of two promissory notes originally issued to Nortel Networks in connection with our acquisition of their optical components business and the payment of certain amounts in connection with the conversion of our convertible debentures which were issued in December 2004.

In the year ended July 2, 2005, we generated $14.9 million of cash from financing activities. This primarily consisted of net proceeds of $24.2 million from the issuance of convertible debentures and warrants to purchase common stock, offset by the repayment of $4.2 million due to Nortel Networks under a promissory note and payments of $5.1 million related to capital lease obligations assumed primarily in connection with the Onetta acquisition.

In the six months ended July 3, 2004 and in the year ended December 31, 2003, we generated $1.7 million and $1.1 million, respectively, from financing activities, primarily resulting from the issuance of common stock.

On January 13, 2006, we entered into a series of transactions to (i) retire $45.9 million aggregate principal amount of outstanding notes payable to Nortel Networks UK Limited and (ii) convert $25.5 million in outstanding convertible debentures which were issued in December 2004. In connection with the satisfaction of these debt obligations and conversion of these convertible debentures we issued approximately 10.5 million shares of common stock, warrants to purchase approximately 1.1 million shares of common stock, paid approximately $22.2 million in cash, and recorded a charge of $18.8 million in the fiscal year ended July 1, 2006 for loss on conversion and early extinguishment of debt. See Note 17 - Debt to our consolidated financial statements appearing elsewhere herein for additional disclosures regarding the conversion of the convertible debentures and early extinguishment of debt.

On October 17, 2005, we completed a public offering of our common stock, issuing a total of 11,250,000 shares at a price per share to the public of $4.75, resulting in proceeds of $53.4 million, of which we received $49.3 million net of commissions to the underwriters and the payment of offering costs and expenses.

Sources of Cash

In the past five years, we have funded our operations from several sources, including through public offerings of equity, issuance of debt and convertible debt, sale of assets and net cash from acquisitions. As of July 1, 2006, we held $43.3 million in cash and cash equivalents (including restricted cash of $5.5 million). On August 3, 2006, we entered into a $25 million revolving credit line facility with availability based on 80% of our accounts receivable. On September 1, 2006, we entered into a definitive agreement for the private placement of 8,696,000 shares of common stock at $2.70 per share, and warrants to purchase 2,174,000 shares of common stock, with selected institutional investors, for proceeds of approximately $23.5 million. The warrants, which have a term of five years and will become exercisable after March 1, 2007, have an exercise price of $4.00 per share. Certain additional institutional investors will have the right to purchase, on or before September 19, 2006, up to 2,898,667 shares of common stock and warrants to purchase up to 724,667 shares of common stock at the same purchase price as the initial investors.

Future Cash Requirements

Based on our cash balances, and given our continuing and expected losses for the foreseeable future, if we fail to meet management’s current cash flow forecasts, or we are unable to draw sufficient funds under the three year $25 million senior secured revolving credit agreement with Wells Fargo Foothill, Inc. and other lenders, which was entered into in August 2006, for any reason, we will need to raise additional funding of at least $10 million to $20 million through external sources prior to July 2007 in order to maintain sufficient financial resources in order to operate as a going concern through the end of fiscal 2007. If necessary we will attempt to raise additional funds by any one or combination of the following: (i) completing the sale of certain assets; (ii) issuing equity, debt or convertible debt; (iii) selling certain non core businesses. There can be no assurance of our ability to raise sufficient capital through the above, or any other efforts.

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

Risk Management — Foreign Currency Risk

We are exposed to fluctuations in foreign currency exchange rates and interest rates. As our business has grown and become increasing multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States, in the future we expect that a substantial portion of our revenues will be denominated in U.S. dollars, while a substantial portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese Yuan, now that our Shenzhen, China facility is fully operational, in which we pay local expenses. To the extent the exchange rate between the U.S. dollar and the Chinese Yuan were to begin to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate our exposure to such fluctuations between the U.S. dollar and the U.K. pound, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of July 1, 2006, we held nine foreign currency forward exchange contracts with a nominal value of $19.5 million which include put and call options which expire, or expired, at various dates from August 2006 to June 2007. During the year ended July 1, 2006, we recorded a net gain of $0.8 million in our statement of operations in connection with foreign exchange contracts. As of July 1, 2006, the fair value of our outstanding foreign currency forward exchange contracts was an asset of $0.6 million and we recorded the unrealized gain of $0.6 million to other comprehensive income in connection with marking these contracts to fair value.

Contractual Obligations

Our contractual obligations at July 1, 2006, by nature of the obligation and amount due over certain periods of time, are set out in the table below:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In thousands)

Long-term debt obligations	$349	$49	$99	$99	$102
Operating lease obligations	65,500	12,646	8,087	6,215	38,552
Purchase obligations	26,986	26,986	—	—	—

Total contractual obligations	$92,835	$39,681	$8,186	$6,314	$38,654

Operating leases are future annual commitments under non-cancelable operating leases, including rents payable for land and buildings. The purchase obligations consist of our total outstanding purchase order commitments as at July 1, 2006.

Contractual obligations related to our acquisition of Creekside are described above, under “Investing Activities”.

Off-Balance Sheet Arrangements

In connection with the sale by New Focus, Inc. of its passive component line to Finisar, Inc., New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This indemnification expires in May 2009 and has no maximum liability. In connection with the sale by New Focus of its tunable laser technology to

Intel Corporation, New Focus has indemnified Intel against losses for certain intellectual property claims. This indemnification expires in May 2008 and has a maximum liability of $7.0 million. We do not expect to pay out any amounts in respect of these indemnifications, therefore no accrual has been made.

We indemnify our directors and certain employees as permitted by law, and have entered into indemnification agreements with our directors. We have not recorded a liability associated with these indemnification arrangements as we historically have not incurred any costs associated with such indemnifications and does not expect to in the future. Costs associated with such indemnifications may be mitigated by insurance coverage that we maintain.

We also have indemnification clauses in various contracts that it enters into in the normal course of business, such as those issued by its bankers in favor of several of our suppliers or indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing our products should such products infringe the intellectual property rights of a third party. We have not historically paid out any amounts related to these indemnifications and does not expect to in the future, therefore no accrual has been made for these indemnifications.

Other than as set forth above, we are not currently party to any material off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rates

We finance our operations through a mixture of shareholders’ funds, finance leases and working capital. We supplemented these sources after July 1, 2006 by entering into the Credit Agreement, which is a three year $25.0 million senior secured revolving credit facility, on August 3, 2006 and by issuing, in an August 31, 2006 private placement, 8,696,000 shares of common stock at a price of $2.70 per share, and warrants to purchase 2,174,000 shares of common stock, with selected institutional investors, for gross proceeds of approximately $23.5 million. Both of these transactions are described in more detailed under “Sources of Cash”, above. Our only exposure to interest rate fluctuations is on our cash deposits and for amounts borrowed under the Credit Agreement.

We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts. We believe our interest rate risk is immaterial.

Foreign currency

Due to our multinational operations, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue and pay expenses. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we may from time to time have to exchange currency to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular, changes in the value of the U.K. pound sterling compared to the U.S. dollar. In an effort to mitigate exposure to those fluctuations, we enter into foreign currency forward exchange contracts with respect to portions of our forecasted expenses denominated in U.K. pound sterling. At July 1, 2006, we held nine foreign currency forward exchange contracts, including put and call options, to purchase U.K. pound sterling with a nominal value of $19.5 million and a fair value of $20.1 million at July 1, 2006, including our recording of an unrealized gain of $0.6 million at that date. These contracts include put and call options which expire, or expired, on dates ranging from August 2006 to June 2007. It is estimated that a 10% fluctuation in the dollar between July 1, 2006 and the maturity dates of the put and call instruments underlying the contracts would lead to a profit of $2.6 million (dollar weakening), or loss of $2.3 million (dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.

Item 8.	Financial Statements and Supplementary Data

The information required by this item may be found on pages F-1 through F-58 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of July 1, 2006, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As described below under Management’s Report on Internal Control over Financial Reporting, our Chief Executive Officer and Chief Financial Officer have identified and reported to our Audit Committee and Ernst &Young LLP, our independent registered public accounting firm, a material weakness in our internal control over financial reporting. As a result, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2006, our disclosure controls and procedures were not effective based on the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

As of July 1, 2006, our management has assessed the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified a material weakness in internal control over financial reporting as it relates to the inconsistent treatment of translation/transaction gains and losses in respect to intercompany loan balances. The lack of communication to certain subsidiaries of the Corporate policy regarding the translation of intercompany balances as well as the lack of a worldwide oversight control did not reduce the likelihood that a material misstatement of certain accounts in the financial statements would be prevented or detected in a timely manner. This material weakness resulted in adjustments to the company’s gain/loss on foreign exchange and accumulated other comprehensive income accounts.

As a result, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2006, our system of internal control over financial reporting was not effective based on the criteria in COSO’s Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on our assessment of our internal control over financial reporting. This report appears below.

(c)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Bookham, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Bookham, Inc. did not maintain effective internal control over financial reporting as of July 1, 2006, because of the effect of the lack of communication to certain subsidiaries of the Corporate policy regarding the translation of intercompany balances as well as a lack of a worldwide oversight control, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO control criteria”). Bookham Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been included in the management’s assessment. Management has identified a material weakness in internal control over financial reporting as it relates to the inconsistent treatment of translation/transaction gains and losses in respect to intercompany loan balances. The lack of communication to certain subsidiaries of the Corporate policy regarding the translation of intercompany balances as well as the lack of a worldwide oversight control did not reduce the likelihood that a material misstatement of certain accounts in the financial statements would be prevented or detected in a timely manner. This material weakness resulted in adjustments to the company’s gain/loss on foreign exchange and accumulated other comprehensive income accounts. This material weakness was considered in determining the nature, timing, and extent of the audit tests applied in our audit of Bookham, Inc.’s 2006 financial statements, and this report does not affect our report dated September 11, 2006 on those financial statements.

In our opinion, management’s assessment that Bookham, Inc. did not maintain effective internal control over financial reporting as of July 1, 2006, is fairly stated, in all material respects, based on the COSO control criteria.

Also, in our opinion, because of the effect of the material weakness described above on achievement of the objectives of the control criteria, Bookham, Inc. has not maintained effective internal control over financial reporting as of July 1, 2006, based on the COSO control criteria.

ERNST & YOUNG LLP

San Jose, California
September 11, 2006

(d)	Remediation Efforts to Address Material Weakness

We have implemented a consistent and appropriate intercompany loan translation methodology at all subsidiaries, and will implement a centralized review of the reconciliation and classification of related translation adjustments on a quarterly basis.

(e)	Changes in Internal Control over Financial Reporting

In our prior year Annual Report on Form 10-K for the year ended July 2, 2005, we identified four material weaknesses related to: 1) shortage of, and turnover in, qualified financial reporting personnel to ensure complete application of GAAP; 2) insufficient management review of analyses and reconciliations; 3) inaccurate updating of accounting inputs for estimates of complex non-routine transactions; and 4) accounting for foreign currency exchange transactions. During the current fiscal year ended July 1, 2006, we implemented processes, procedures and personnel changes that we believe sufficiently remediated these weaknesses.

There have been no changes in our internal controls over financial reporting during the quarter ended July 1, 2006, other than as discussed herein, that have materially affected, or are reasonably likely to affect, internal controls over financial reporting. See Item 9A(d) for a discussion of remediation activities in connection with the material weakness in internal control over financial reporting identified above.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors and all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within Bookham, Inc. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information required by this Item is incorporated by reference to the information under the headings “Proposal I — Election of Class II Director” and “Executive Officers” contained in Bookham’s definitive Proxy Statement for its 2006 annual meeting of stockholders.

Item 11.	Executive Compensation

Information required by this Item is incorporated by reference to the information under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Employment and Other Agreements” contained in Bookham’s definitive Proxy Statement for its 2006 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to the information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in Bookham’s definitive Proxy Statement for its 2006 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions

Information required by this Item is incorporated by reference to the information under the headings “Certain Relationships and Related Transactions” and “Employment, Change of Control and Severance Arrangements” contained in Bookham’s definitive Proxy Statement for its 2006 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services

Information required by this Item is incorporated by reference under the heading “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” contained in Bookham’s definitive Proxy Statement for its 2006 annual meeting of stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of or are included in this Form 10-K:

1. Financial Statements

See Index to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statement schedule II: Valuation and Qualifying Accounts that follows the Notes to Consolidated Financial Statements is filed as part of this Form 10-K. Other financial statement schedules have been omitted since they are either not required or the information is otherwise included.

3. List of Exhibits

The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except for documents identified by footnotes, are being filed as exhibits herewith. Documents identified by footnotes are not being filed herewith and, pursuant to Rule 12b-32 under the Exchange Act, reference is made to such documents as previously filed as exhibits with the Securities and Exchange Commission. Bookham’s file number under the Exchange Act is 000-30684.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKHAM, INC.

By:	/s/ Giorgio Anania
Name: Giorgio Anania

Title:	Chief Executive Officer and President

September 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Giorgio Anania Giorgio Anania	Chief Executive Officer, President and Director (Principal Executive Officer)	September 14, 2006

/s/ Stephen Abely Stephen Abely	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 14, 2006

/s/ David Simpson David Simpson	Director	September 14, 2006

/s/ Lori Holland Lori Holland	Director	September 14, 2006

/s/ W. Arthur Porter W. Arthur Porter	Director	September 14, 2006

/s/ Joseph Cook Joseph Cook	Director	September 14, 2006

/s/ Peter Bordui Peter Bordui	Director	September 14, 2006

BOOKHAM, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bookham, Inc.

We have audited the accompanying consolidated balance sheet of Bookham, Inc. as of July 1, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the 2006 year listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bookham, Inc. at July 1, 2006, and the consolidated results of its operations and its cash flows for the year ended July 1, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Bookham, Inc. will continue as a going concern. As more fully described in Note 1, the entity has recurring operating losses. Management’s plans in regard to raising sufficient funds are also described in Note 1. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 1 to the Notes to Consolidated Financial Statements, under the heading Stock Based Compensation, in fiscal 2006 Bookham, Inc. changed its method of accounting for stock based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bookham, Inc.’s internal control over financial reporting as of July 1, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 11, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

ERNST & YOUNG LLP

San Jose, California
September 11, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bookham, Inc.

We have audited the accompanying consolidated balance sheets of Bookham, Inc. as of July 2, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended July 2, 2005, the six-month period ended July 3, 2004, and the year ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bookham, Inc. at July 2, 2005 and the consolidated results of its operations and its consolidated cash flows for the year ended July 2, 2005, the six-month period ended July 3, 2004 and the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Ernst & Young LLP

Reading, England
September 8, 2005

BOOKHAM, INC.

CONSOLIDATED BALANCE SHEETS

	July 1,	July 2,
	2006	2005
	(In thousands, except share and per share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$37,750	$24,934
Restricted cash	1,428	3,260
Accounts receivable (net of allowances of $991 and $726, respectively)	26,280	20,257
Receivables from related party, net	7,499	7,262
Inventories	53,860	53,192
Current deferred tax asset	348	692
Prepaid expenses and other current assets	11,436	11,190
Assets held for resale	—	13,694

Total current assets	138,601	134,481
Long-term restricted cash	4,119	4,119
Goodwill	8,881	6,260
Other intangible assets, net	19,667	28,010
Property and equipment, net	52,163	64,156
Non-current deferred tax asset	12,911	—
Investments and other long-term assets	455	1,552

Total assets	$236,797	$238,578

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,143	$31,334
Liabilities to related party	4,250	722
Current deferred tax liability	12,911	—
Accrued expenses and other liabilities	33,087	38,529

Total current liabilities	76,391	70,585
Deferred gain on sale-leaseback	19,928	—
Notes payable to related party	—	45,861
Convertible debentures	—	19,140
Non-current deferred tax liability	348	692
Other long-term liabilities	4,989	11,232

Total liabilities	101,656	147,510

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock:
$0.01 par value; 175,000,000 authorized; 57,978,908 and 33,805,437 issued and outstanding at July 1, 2006 and July 2, 2005, respectively	580	338
Additional paid-in capital	1,053,626	925,677
Deferred compensation	—	(808)
Accumulated other comprehensive income	35,460	32,889
Accumulated deficit	(954,525)	(867,028)

Total stockholders’ equity	135,141	91,068

Total liabilities and stockholders’ equity	$236,797	$238,578

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Six Months Ended		Year Ended
	July 1,	July 2,	July 3,	June 29,	December 31,
	2006	2005	2004	2003	2003
	(In thousands, except share and per share amounts)
				(Unaudited)

Revenues	$121,138	$110,751	$35,846	$18,346	$42,457
Revenues from related parties	110,511	89,505	43,917	49,416	103,740

Total revenues	231,649	200,256	79,763	67,762	146,197
Cost of revenues	190,085	193,647	84,415	80,915	156,008

Gross profit/(loss)	41,564	6,609	(4,652)	(13,153)	(9,811)

Operating expenses:
Research and development	42,587	44,833	26,915	26,469	50,371
Selling, general and administrative	52,167	60,250	29,660	18,795	33,849
Amortization of intangible assets	10,004	11,107	5,677	4,746	8,487
Restructuring charges/(recoveries)	11,197	20,888	(664)	7,631	31,392
Acquired in-process research and development	118	—	5,890	—	245
Impairment of goodwill and other intangible assets	760	114,226	—	—	—
Impairment/(Recovery) of other long-lived assets	(832)	—	—	—	—
Gain on sale of property and equipment	(2,070)	(708)	(5,254)	—	(3,060)
Legal settlement	4,997	—	—	—	—

Total operating expenses	118,928	250,596	62,224	57,641	121,284

Operating loss	(77,364)	(243,987)	(66,876)	(70,794)	(131,095)

Other income/(expense), net
Loss on conversion and early extinguishment of debt	(18,842)	—	—	—	—
Other income/(expense), net	298	1,382	126	185	32
Interest income	264	1,107	1,871	5,334	9,484
Interest expense	(4,279)	(5,439)	(1,651)	(4,579)	(3,162)
Gain/(Loss) on foreign exchange	677	(1,020)	(1,050)	1,814	(4,445)

Total other income/(expense), net	(21,882)	(3,970)	(704)	2,754	1,909

Loss before income taxes	(99,246)	(247,957)	(67,580)	(68,040)	(129,186)
Income tax (provision)/benefit	11,749	(15)	209	—	3,439

Net loss	$(87,497)	$(247,972)	$(67,371)	$(68,040)	$(125,747)

Net loss per share (basic and diluted)	$(1.87)	$(7.43)	$(2.48)	$(3.32)	$(6.03)
Weighted average shares of common stock outstanding	46,678,696	33,379,453	27,198,838	20,495,259	20,844,793

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Six Months
	Year Ended	Year Ended	Ended	Year Ended
	July 1,	July 2,	July 3,	December 31,
	2006	2005	2004	2003
	(In thousands)

Cash flows used in operating activities:
Net loss	$(87,497)	$(247,972)	$(67,371)	$(125,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expenses	8,863	750	122	—
Depreciation and amortization	30,231	32,208	13,455	21,312
Impairment/(Recovery) of long-lived assets	(832)	—	—	—
Impairment of goodwill and other intangible assets	760	114,226	—	—
One time tax gain	(11,785)	—	—	—
Acquired in-process research and development	118	—	5,890	245
Tax credit recognized for research and development activities	—	—	—	(3,719)
Write off of investments	—	—	44	—
Legal settlement	4,997	—	—	—
Unrealized gain on marketable securities	—	(4)	—	—
Amortization of interest expense for warrants and beneficial conversion feature	1,292	673	—	—
Unrealized (gain)/loss on foreign currency contracts	(573)	1,687	—	—
Loss on conversion and early extinguishment of debt	18,842	—	—	—
Foreign currency re-measurement of notes payable	—	638	—	—
Gain on sale of property and equipment	(2,070)	(650)	(5,254)	(3,060)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(5,834)	622	2,406	4,087
Inventories	383	(5,813)	2,790	19,674
Prepaid expenses and other current assets	9,546	6,256	752	(2,208)
Accounts payable	(6,487)	2,416	6,199	(274)
Accrued expenses and other liabilities	(15,863)	(3,813)	(8,135)	(2,517)
Deferred rent	278	—	—	—
Unrealized foreign exchange adjustments	—	—	(1,071)	(5,768)

Net cash used in operating activities	(55,631)	(98,776)	(50,173)	(97,975)

Cash flows provided by/(used in) investing activities:
Purchase of intangible assets	—	—	(98)	—
Purchase of property and equipment	(10,113)	(16,008)	(6,648)	(19,186)
Proceeds from sale of property and equipment	2,396	1,429	5,254	7,105
Acquisitions, net of cash acquired	9,575	—	88,598	65
Proceeds from long-term investments	—	—	(751)	—
Proceeds from sale-leaseback of Caswell facility	23,444	—	—	—
Proceeds from sale of land held for resale	14,734	—	—	—
Proceeds from notes receivable	—	—	1,233	—
Settlement of Westrick note	—	1,200	—	—
Proceeds from disposal of subsidiaries, net of costs	—	5,736	—	—
Proceeds from sales and maturities of available for sale investments	—	6,978	—	—
Transfers to restricted cash, net	2,656	(1,671)	(197)	—

Net cash provided by/(used in) investing activities	42,692	(2,336)	87,391	(12,016)

Cash flows provided by financing activities:
Proceeds from issuance of common stock	49,548	3	2,152	1,369
Repayment of capital lease obligations	—	(5,132)	(417)	(227)
Proceeds from issuance of convertible debentures and warrants to purchase common stock, net of issuance costs	—	24,230	—	—
Cash paid in connection with conversion of convertible debentures	(3,282)	—	—	—
Cash paid in connection with early extinguishment of debt	(21,000)	—	—	—
Repayment of loans	(49)	(4,175)	(57)	(49)

Net cash provided by financing activities	25,217	14,926	1,678	1,093

Effect of exchange rate on cash	538	1,438	1,446	8,515
Net increase/(decrease) in cash and cash equivalents	12,816	(84,748)	40,342	(100,383)
Cash and cash equivalents at beginning of period	24,934	109,682	69,340	169,723

Cash and cash equivalents at end of period	$37,750	$24,934	$109,682	$69,340

Supplemental cash flow disclosures
Income taxes paid	$22	$56	$11	$280
Cash paid for interest	$7,481	$4,196	$1,658	$3,131
Supplemental disclosure of non-cash transactions
Warrants issued in connection with debt and extinguishment of debt	$4,385	$5,354	$229	$21

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

BOOKHAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

						Accumulated
			Additional	Notes		Other
	Common Stock		Paid-In	Receivable	Deferred	Comprehensive	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock-holders	Compensation	Income/(Loss)	Deficit	Income/(Loss)	Total
	(In thousands, except share amounts)

Balance at December 31, 2002	20,495,087	$205	$662,670	$—	$(28)	$11,699	$(425,938)		$248,608
Conversion of shares in respect of Measurement Microsystems A-Z, Inc.	873	—	—	—	—	—	—	—	—
Issuance of shares on the acquisition of the Cierra Photonics business	307,148	3	3,666	—	—	—	—	—	3,669
Issuance of shares on the acquisition of Ignis Optics, Inc.	802,082	8	17,740	—	—	—	—	—	17,748
Issuance of shares upon exercise of common stock options	63,429	1	1,134	—	—	—	—	—	1,135
Exercise of common stock warrants	12,282	—	234	—	—	—	—	—	234
Comprehensive loss:
Unrealized gain on currency transactions	—	—	—	—	—	274	—	274	274
Currency translation adjustment	—	—	—	—	—	18,474	—	18,474	18,474
Net loss for the year	—	—	—	—	—	—	(125,747)	(125,747)	(125,747)

Total comprehensive loss	—	—	—	—	—	—	—	$(106,999)

Balance at December 31, 2003	21,680,901	$217	$685,444	$—	$(28)	$30,447	$(551,685)		$164,395

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

						Accumulated
			Additional	Notes		Other
	Common Stock		Paid-In	Receivable	Deferred	Comprehensive	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock-holders	Compensation	Income/(Loss)	Deficit	Income/(Loss)	Total
	(In thousands, except share amounts)

Balance at December 31, 2003	21,680,901	$217	$685,444	$—	$(28)	$30,447	$(551,685)	$	$164,395
Conversion of shares in respect of Measurement Microsystems A-Z, Inc.	1,081	—	—	—	—	—	—	—	—
Issuance of shares on the acquisition of New Focus, Inc.	7,866,600	78	197,632	—	—	—	—	—	197,710
Issuance of shares on the acquisition of Onetta, Inc.	2,764,030	28	24,680	—	—	—	—	—	24,708
Issuance of shares upon exercise of common stock options	299,943	3	2,149	—	—	—	—	—	2,152
Issuance of fully vested stock on the acquisition of New Focus, Inc.	—	—	6,286	—	—	—	—	—	6,286
Assumption of stockholder’s notes receivable from acquisition of New Focus, Inc.	—	—	—	(1,233)	—	—	—	—	(1,233)
Assumption of unvested stock options on the acquisition of New Focus, Inc.	—	—	1,464	—	(1,464)	—	—	—	—
Payments received on stockholder’s notes receivable	—	—	—	1,233	—	—	—	—	1,233
Amortization of deferred stock compensation, net of cancellations	—	—	(16)	—	138	—	—	—	122
Comprehensive loss:
Unrealized loss on marketable securities	—	—	—	—	—	(16)	—	(16)	(16)
Unrealized loss on currency contract transactions	—	—	—	—	—	(122)	—	(122)	(122)
Currency translation adjustment	—	—	—	—	—	2,726	—	2,726	2,726
Net loss for the period	—	—	—	—	—	—	(67,371)	(67,371)	(67,371)

Total comprehensive loss	—	—	—	—	—	—	—	$(64,783)

Balance at July 3, 2004	32,612,555	$326	$917,639	$—	$(1,354)	$33,035	$(619,056)		$330,590

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

						Accumulated
			Additional	Notes		Other
	Common Stock		Paid-In	Receivable	Deferred	Comprehensive	Accumulated	Comprehensive
	Shares	Amount	Capital	Stock-holders	Compensation	Income/(Loss)	Deficit	Income/(Loss)	Total
	(In thousands, except share amounts)

Balance at July 3, 2004	32,612,555	$326	$917,639	$—	$(1,354)	$33,035	$(619,056)		$330,590
Exercise of common stock warrants by Nortel Networks	900,000	9	46	—	—	—	—	$—	55
Issuance of restricted stock	249,859	3	779	—	(478)	—	—	—	304
Issuance of shares upon exercise of common stock options	811	—	4	—	—	—	—	—	4
Issuance of shares to CP Santa Rosa Enterprises Corp.	38,810	—	—	—	—	—	—	—	—
Conversion of shares in respect of Measurement Microsystems A-Z Inc.	3,402	—	250	—	—	—	—	—	250
Beneficial conversion feature associated with convertible redeemable notes	—	—	1,969	—	—	—	—	—	1,969
Issuance of warrants in connection with convertible redeemable notes	—	—	5,354	—	—	—	—	—	5,354
Amortization of deferred stock compensation, net of cancellations	—	—	(364)	—	1,024	—	—	—	660
Comprehensive loss:
Currency translation adjustment	—	—	—	—	—	7	—	7	7
Unrealized loss on financial instruments	—	—	—	—	—	(153)	—	(153)	(153)
Net loss for the period	—	—	—	—	—	—	(247,972)	(247,972)	(247,972)

Total comprehensive loss	—	—	—	—	—	—	—	$(248,118)

Balance at July 2,
2005	33,805,437	$338	$925,677	$—	$(808)	$32,889	$(867,028)		$91,068

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Comprehensive	Shareholders
	Shares	Amount	Capital	Compensation	Income	Deficit	Income	Equity

Balance at July 2, 2005	33,805,437	$338	$925,677	$(808)	$32,889	$(867,028)		$91,068
Issuance of shares upon the exercise of common stock options	58,627	—	303	—	—	—	—	303
Issuance of restricted stock	1,050,000	11	—	—	—	—	—	11
Issuance of shares to CP Santa Rosa Enterprises Corp.	5,100	—	24	—	—	—	—	24
Common stock issued in connection with the settlement of Yue lawsuit	537,635	5	4,995	—	—	—	—	5,000
Common stock issued in public offering	11,250,000	113	49,121	—	—	—	—	49,234
Common stock issued upon conversion of convertible debt	5,386,365	54	25,156	—	—	—	—	25,210
Common stock issued in connection with debt equity exchange	5,120,793	51	33,802	—	—	—	—	33,853
Stock-based compensation expense	—	—	8,056	808	—	—	—	8,864
Common stock issued in connection with Avalon acquisition	764,951	8	6,492	—	—	—	—	6,500
Comprehensive loss:
Unrealized gain on hedging transactions	—	—	—	—	573	—	573	573
Currency translation adjustment	—	—	—	—	1,998	—	1,998	1,998
Net loss for the period	—	—	—	—	—	(87,497)	(87,497)	(87,497)

Total comprehensive loss	—	—	—	—	—	—	(84,926)

Balance at July 1, 2006	57,978,908	$580	$1,053,626	$0	$35,460	$(954,525)		$135,141

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

Basis of Presentation

The Company assumed Bookham Technology plc’s financial reporting history effective September 10, 2004. As a result, management deems Bookham Technology plc’s consolidated business activities prior to September 10, 2004 to represent the Company’s consolidated business activities as if the Company and Bookham Technology plc historically had been the same entity. The consolidated financial statements include Bookham, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. The Company has included the results of operations of its acquired entities from the date of acquisition.

Prior to July 3, 2004, Bookham Technology plc’s fiscal year ended on December 31. Effective June 30, 2004, Bookham Technology plc changed its fiscal year end from December 31 to the Saturday closest to June 30, which matches the fiscal year end of the Company. Accordingly, financial statements will be prepared for fifty-two/fifty-three week cycles going forward.

In connection with the scheme of arrangement, the Company changed its domicile from the United Kingdom to the United States. In addition, effective September 10, 2004, the Company changed its reporting currency from pounds sterling to the United States dollar. During the year ended July 3, 2004, the Company purchased four companies with primary operations in the United States. As a result of these acquisitions, the Company increased both its revenues from U.S. customers, as well as its operations and expenses denominated in U.S. dollars. Because of the continuing shift toward business denominated in U.S. dollars, the Company also changed its headquarters to San Jose, California in September 2004.

On August 2, 2006, the Company, as parent, with Bookham Technology plc, New Focus, Inc. and Bookham (US) Inc., each a wholly-owned subsidiary of the Company, (collectively, the “Borrowers”), entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, Inc. and other lenders regarding a three-year $25,000,000 senior secured revolving credit facility. Advances are available under the Credit Agreement based on a percentage of accounts receivable at the time the advance is requested. See Note 19 — Subsequent Events, for additional information regarding this credit agreement.

On August 31, 2006, the Company entered into definitive agreement for a private placement pursuant to which it issued, on September 1, 2006, 8,696,000 shares of common stock, and warrants to purchase up to 2,174,000 shares of common stock, with certain institutional accredited investors for gross proceeds of approximately $23.5 million. The warrants are exercisable beginning on March 2, 2007 during the next five years at an exercise price of $4.00 per share. Up to an additional 2,898,667 shares of common stock and warrants to purchase 724,667 shares of common stock may be issued and sold to additional institutional accredited investors at a subsequent closing pursuant to a right of participation under an exchange agreement between the Company and those additional accredited institutional investors. See Note 19 — Subsequent Events, for additional information regarding this private placement.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Given the Company’s recurring operating losses through July 1, 2006, if the Company fails to meet management’s current cash flow forecasts, or is unable to draw sufficient amounts under the three year $25 million senior secured revolving credit agreement with Wells Fargo Foothill, Inc. and other lenders, which was entered into in August 2006, for any reason, it will need to raise additional funding of at least $10 million to $20 million through external sources prior to July 2007 in order to maintain sufficient financial resources in order to operate as a going concern through the end of fiscal 2007. If necessary it will attempt to raise additional funds by any one or combination of the following: (i) completing the sale of certain assets; (ii) issuing equity, debt or convertible debt; (iii) selling certain non core businesses. There can be no assurance of the Company’s ability to raise sufficient capital through the above, or any other efforts.

In the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2005, the Company disclosed that based upon management’s September 2005 cash flow forecasts, the Company needed to raise additional funding through external sources prior to December 2005 in order to maintain sufficient financial resources to continue to operate its business. In addition, depending on the amount of additional funding secured prior to December 2005, the Company may also have needed to raise further funding before June 2006 in order to maintain a cash balance of at least $25 million as required by the terms of the notes payable to Nortel Networks U.K. Limited.

More specifically, the Company believed it needed to raise between $20 million and $30 million by December 31, 2005 in order to maintain its planned level of operations, and between $50 million and $60 million on a cumulative basis by August 2006 in order to comply with certain minimum cash requirements contained in the promissory notes issued by Nortel Networks.

Between the date the Company filed its Annual Report on Form 10-K for the year ended July 2, 2005 and July 1, 2006, the Company has raised a total of $101 million (net of estimated fees, and including $3.7 million in proceeds payable and received in July 2006) from the sale of common stock in an October 2005 public offering described in Note 10 — Stockholders’ Equity, the sale of land in the U.K., the acquisition of Creekside described in Note 13 — Acquisition of Creekside, and the sale-leaseback of its Caswell manufacturing facility described in Note 6 — Commitments and Contingencies.

Foreign Currency Transactions and Translation Gains and Losses

The assets and liabilities of foreign operations are translated from their respective functional currencies into U.S. dollars at the rates in effect at the consolidated balance sheet date, and revenue and expense amounts are translated at the average rate during the applicable periods reflected on the consolidated statements of operations. Foreign currency translation adjustments are recorded as other comprehensive income, except for the translation adjustment of short-term intercompany loans which are recorded as other income or expense. Gains and losses from foreign currency transactions, realized and unrealized in the event of foreign currency transactions not designated as hedges, and those transactions denominated in currencies other than the Company’s functional currency, are recorded in the consolidated statements of operations. See Note 1 — Derivative Financial Instruments.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, the allowances for doubtful accounts; accruals for product returns; inventory write-offs and warranty accruals; the useful lives of fixed assets; impairment charges on long-lived assets, goodwill and other intangible assets; losses on facility leases and other charges; and accrued liabilities and other reserves. Actual results could differ from these estimates and such differences may be material to the financial statements.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made to the balances as of and for the periods end July 2, 2005 to conform to the July 1, 2006 presentation. These reclassifications were not material and had no impact on the Company’s loss from operations or net loss.

Cash and Cash Equivalents

Cash and cash equivalents are recorded at market value. The Company considers all liquid investment securities with an original maturity date of three months or less to be cash equivalents. Any realized gains and losses on liquid investment securities are included in other income/(expense), net in the consolidated statements of operations.

Restricted Cash

The Company has provided irrevocable letters of credit totaling $4.1 million as collateral for the performance of its obligations under certain facility lease agreements. The letters of credit expire at various dates through fiscal 2008, and they are reflected in long-term restricted cash as of July 1, 2006. The Company also has $1.4 million of other letters of credit and bank accounts otherwise restricted, which are reflected as restricted cash within current assets.

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

Property and Equipment

The Company records its property and equipment at cost less accumulated depreciation. Depreciation is recorded when assets are placed into service and is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	Twenty years
Plant and machinery	Three to five years
Fixtures, fittings and equipment	Three to five years
Computer equipment	Three years

Assets Held For Resale

Assets are classified as held for resale when the Company has a plan for disposal of certain assets and those assets meet the held for sale criteria of Statement of Financial Accounting Standards (“SFAS”) No. 144 (“SFAS 144”), “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. At July 2, 2005, the Company had classified land which was being actively marketed for sale as held for resale. The Company evaluated the fair value of the land based on per acre sales data for recent property transactions in the region. On September 11, 2005, the Company sold the parcel of land for net proceeds of $14.7 million, resulting in a recovery of $1.3 million of previously impaired carrying value, net of related costs.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an annual basis. Recoverability of these assets is measured by comparison of its carrying amounts to market prices or future discounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized would equal the amount by which the carrying value of the asset exceeds its fair market value based on market prices or future discounted cash flows.

The Company has adopted SFAS No. 142 (SFAS 142), “Goodwill and Other Intangible Assets”. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS 144. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 6 years, and 16 years as to one specific customer contract.

In the year ended July 1, 2006, the Company’s annual review of goodwill and intangible assets led to the recording of an impairment charge of $760,000, all of which related to intangibles in the optics segment. A concurrent review of other long-lived assets led to an additional impairment charge of $433,000.

In the year ended July 2, 2005, the Company recorded impairment charges of $114,226,000, of which $113,592,000 related to goodwill and $634,000 related to intangibles. Of these charges, $83,326,000 related to the research and industrial segment, and $30,900,000 related to the optics segment. See Note 15 — Goodwill and Other Intangible Assets, for additional information regarding these impairment charges.

Derivative Financial Instruments

SFAS No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities”, requires the Company to recognize all derivatives, such as foreign currency forward exchange contracts, on the consolidated balance sheet at fair value regardless of the purpose for holding the instrument. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through operating results or recognized in other comprehensive income/(loss), net until the hedged item is recognized in operating results on the consolidated statements of operations.

For derivative instruments that are designated and qualify as a cash flow hedge, the purpose of which is to hedge the exposure to variability in expected future cash flows that is attributable to a particular risk, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income/(loss) on the consolidated statements of operations and reclassified into operating results in the same period or periods during which the hedged transaction affects operating results. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current operating results on the consolidated statements of operations during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized as other income/(expense) during the period of change. The amounts recognized due to the anticipated transactions failing to occur or ineffective hedges were not material for all periods presented.

The Company is exposed to fluctuations in foreign currency exchange rates. As the business has grown and become multinational in scope, the Company has become subject to fluctuations based upon changes in the exchange rates between the currencies in which the Company collects revenue and pays expenses. The Company engages in currency hedging transactions in an effort to minimize the effects of fluctuations in exchange rates and

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company may be required to convert currencies to meet its obligations. In the majority of these contracts the Company agrees under certain circumstances to sell U.S. dollars in exchange for U.K. pound sterling.

At the end of each accounting period, the Company marks-to-market all foreign currency forward exchange contracts that have been designated as cash flow hedges and changes in fair value are recorded in comprehensive income until the underlying cash flow is settled and the contract is recognized in operating results. As of July 1, 2006, there were nine outstanding foreign currency forward exchange contracts amounting to an aggregate nominal value of approximately $19.5 million of put and call options expiring from August 2006 to June 2007. To date, the Company has not entered into any such contracts for longer than 12 months and accordingly, all amounts included in accumulated other comprehensive income as of July 1, 2006 will generally be reclassified into earnings within the next 12 months. For the year ended July 1, 2006, the Company recorded an unrealized gain of $573,000 to other comprehensive income relating to the fair value of the nine foreign currency forward exchange contracts designated as hedges for accounting purposes. For the year ended July 2, 2005, the Company recorded an unrealized loss of $1.7 million to other expenses, relating to two contracts not designated as hedges for accounting purposes that were outstanding as of July 2, 2005.

Advertising Expenses

The cost of advertising is expensed as incurred. The Company’s advertising costs for the year ended July 1, 2006, the year ended July 2, 2005, the six months ended July 3, 2004 and the fiscal year ended December 31, 2003 were $302,000, $473,000, $138,000 and $0, respectively.

Revenue Recognition

Revenue represents the amounts (excluding sales taxes) derived from the provision of goods and services to third-party customers during the period. The Company’s revenue recognition policy follows Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Specifically, the Company recognizes product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. For shipments to new customers and evaluation units, including initial shipments of new products, where the customer has the right of return through the end of the evaluation period, the Company recognizes revenue on these shipments at the end of an evaluation period, if not returned, and when collection is reasonably assured. The Company records a provision for estimated sales returns in the same period as the related revenues are recorded which is netted against revenue. These estimates are based on historical sales returns, other known factors and the Company’s return policy.

The Company recognizes royalty revenue when it is earned and collectibility is reasonably assured.

The Company applies the same revenue recognition policy to both of its operating segments.

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

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

At July 1, 2006, the Company had five active stock-based employee compensation plans, which are described more fully in Note 10 — Stockholders’ Equity. Prior to July 3, 2005, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”. Effective July 3, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123R (“SFAS 123R”), “Share-Based Payment”, using the modified prospective transition method and accordingly, the Company has not restated the consolidated results of operations from prior fiscal years. Under that transition method, Stock-based compensation cost recognized during the year ended July 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to July 3, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock options generally vest over a four to five year service period, and restricted stock awards generally vest over a one to four year period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by the Board of Directors.

As a result of adopting SFAS 123R on July 3, 2005, the Company’s income before income taxes and net income for the year ended July 1, 2006 are $8.2 million lower than if it had continued to account for share-based compensation under APB 25. Basic and diluted loss per share for the year ended July 1, 2006 were $0.17 per share higher than they would have been had the Company not adopted SFAS 123R. The Company had no capitalized stock-based compensation costs at July 2, 2005. The Company has capitalized into inventory $650,000 of stock-based compensation costs at July 1, 2006. Deferred stock-based compensation of $808,000 as of July 2, 2005, which was accounted for under APB 25 has been, reclassified into additional paid-in-capital.

Prior to July 3, 2005 and under the intrinsic value method, in accordance with APB 25, and as permitted by SFAS 123, the Company had only recorded stock-based employee compensation resulting from stock options granted at below fair market value. Stock-based compensation expense reflected in the as reported net loss includes expenses for compensation expense related to the amortization of certain acquisition related deferred compensation expense. No tax benefits were attributed to the stock-based employee compensation expense and restricted stock awards with exercise prices set below market prices on the date of grant, during the periods presented because valuation allowances were maintained on substantially all of the Company’s net deferred tax assets.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the pro forma effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to share-based awards granted under the Company’s equity plans in all periods presented. For purposes of this pro forma disclosure, the value of the share-based awards was estimated using a Black-Scholes-Merton option-pricing formula and amortized to expense over the applicable vesting periods and forfeitures were accounted for upon occurrence:

		Six Months
	Year Ended	Ended	Year Ended
	July 2,	July 3,	December 31,
	2005	2004	2003
	(In thousands except per share data)

Net loss — as reported	$(247,972)	$(67,371)	$(125,747)
Add: Stock-based employee compensation expense, included in the determination of net loss as reported	750	122	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(6,826)	(6,751)	(3,710)

Pro forma net loss	$(254,048)	$(74,000)	$(129,457)

Loss per share:
Basic and diluted — as reported	$(7.43)	$(2.48)	$(6.03)
Basic and diluted — pro forma	$(7.61)	$(2.72)	$(6.21)

In the course of adopting SFAS 123R, the Company evaluated the Black-Scholes-Merton pricing model inputs previously applied to valuing its stock options and determined that certain volatility assumptions and amortization methods had been inappropriately applied to certain of its stock option grants in determining pro forma employee stock-based compensation expense for the pro forma disclosures previously required under the SFAS 123, as amended by SFAS 148, disclosure only alternative. The Company has determined that for the year ended July 2, 2005, pro forma stock-based compensation expense previously reported as $9.1 million should have been $6.8 million, that pro forma net loss previously reported as $256.3 million should have been $254.0 million, and that pro forma net loss per share (basic and diluted) previously reported as $7.68 should have been $7.61. The previously reported pro forma data was for footnote disclosure purposes only, and had no impact on the Company’s previously reported results of operations, financial position or cash flows.

The weighted average fair value of stock options granted at fair market value during the years ended July 1, 2006 and July 2, 2005, the six months ended July 3, 2004 and the year ended December 31, 2003 was $4.97, $6.15, $11.38, and $20.80, respectively. The weighted-average fair value for stock options granted was calculated using the Black-Scholes-Merton option-pricing model based on the following assumptions:

			Six Months
	Year Ended	Year Ended	Ended	Year Ended
	July 1,	July 2,	July 3,	December 31,
	2006	2005	2004	2003

Volatility	87%	89%	194%	147%
Weighted-average estimated life	4.0 years	4.0 years	4.1 years	3.8 years
Weighted-average risk-free interest rate	4.5%	2.9%	2.9%	3.4%
Dividend yield	—	—	—	—

Consistent with our valuation method for the disclosure-only provisions of SFAS 123, we are using the Black-Scholes-Merton option-pricing model to value the compensation expense associated with our stock-based awards under SFAS 123(R). In addition, we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

Comprehensive Income

For the years ended July 1, 2006, July 2, 2005, the six months ended July 3, 2004 and the year ended December 31, 2003, the Company’s comprehensive income is comprised of its net loss, unrealized gains/(losses) on foreign currency forward exchange contracts designated as hedges, foreign currency translation adjustments and unrealized gains/(losses) on short-term investments.

The components of accumulated other comprehensive income are as follows:

	July 1,	July 2,	July 3,	December 31,
	2006	2005	2004	2003
	(In thousands)

Unrealized gains on currency instruments	$573	$—	$153	$274
Currency translation adjustment	34,887	32,889	32,898	30,173
Unrealized loss on marketable securities	—	—	(16)	—

Accumulated other comprehensive income	$35,460	$32,889	$33,035	$30,447

Scheme of Arrangement

On August 16, 2004, at an extraordinary general meeting, the Company’s shareholders approved the scheme of arrangement pursuant to which, effective September 10, 2004, Bookham Technology plc became a wholly owned subsidiary of Bookham, Inc. Pursuant to the scheme of arrangement, Bookham Technology plc ordinary shares were exchanged for shares of common stock of Bookham, Inc. on a ten for one basis. All references in the consolidated financial statements and notes thereto with respect to the number of shares, per share amounts and market prices have been restated to reflect the scheme of arrangement.

Recent Accounting Developments

In June 2005, FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error corrections” (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20 (“APB 20”) and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements” SFAS 154 applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 is effective for fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of the fiscal year ended June 30, 2007.

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments”. FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. This guidance nullifies certain requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require other-than-temporary impaired debt securities to be written down to its impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal years beginning after December 15, 2005. The Company does not

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

believe that adoption of FSP Nos. FAS 115-1 and FAS 124-1 on July 2, 2006 will have a material impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS 133 and SFAS 140. SFAS 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company is currently evaluating the potential impact of adopting SFAS 155.

In July 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, with early adoption permitted. The Company will adopt FIN 48 in fiscal 2007 and is currently evaluating whether the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

2.	Concentration of Revenues and Credit and Other Risks

The Company places its cash and cash equivalents with and in the custody of financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer.

Nortel Networks accounted for 48% of our revenue in the year ended July 1, 2006, 45% in the year ended July 2, 2005, 46% in the six-month period ended July 3, 2004, and 59% in the year ended December 31, 2003, respectively. Marconi accounted for 13% of our revenue in the year ended December 31, 2003. Revenues from both customers were generated in the Company’s optics segment. For the years ended July 1, 2006 and July 2, 2005, the six months ended July 3, 2004 and the year ended December 31, 2003, no other customer accounted for more than 10% of the Company’s total revenues.

At July 1, 2006 and July 2, 2005, Nortel Networks accounted for 22% and 26% of the Company’s net accounts receivable balance, respectively. At July 1, 2006 and July 2, 2005, Cisco Systems accounted for 9% and 16% of the Company’s gross accounts receivable balance, respectively. At July 1, 2006 and July 2, 2005, Huawei accounted for 13% and 8% of the Company’s gross accounts receivable balance, respectively.

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

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventories

Inventories consist of the following:

	July 1,	July 2,
	2006	2005
	(In thousands)

Raw materials	$17,006	$11,236
Work-in-progress	20,823	26,862
Finished goods	16,031	15,094

	$53,860	$53,192

Inventory is valued at the lower of the cost to acquire or manufacture the product or market value. The manufacturing cost will include the cost of the components purchased to produce products, the related labor and overhead. On a monthly basis, inventory is reviewed to determine if it is believed to be saleable. Products may be unsaleable because they are technically obsolete, due to substitute products or specification changes or because the Company holds an excessive amount of inventory relative to customer forecasts. Inventory is currently valued using methods that take these factors into account. In addition, if it is determined that cost is greater than selling price then inventory is written down to the selling price less costs to complete and sell the product.

During the year ended July 1, 2006, the Company had revenues of $9.5 million related to, and recognized $3.5 million of profits on, inventory that had been carried on our books at zero value. In the year ended July 2, 2005, the Company recognized profits of $16.0 million on revenues of $19.5 million related to inventory that had been carried on the books at zero value. These inventories were originally acquired in connection with the purchase of the optical components business of Nortel Networks. While this inventory is carried on our books at zero value, and its sale generates higher margins than most of the new products, the Company incurs additional costs to complete the manufacturing of these products prior to sale. Revenues from this inventory is expected to be insignificant in the future.

4.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	July 1,	July 2,
	2006	2005
	(In thousands)

Land	$5,996	$7,371
Buildings	22,409	22,691
Plant and machinery	64,357	61,453
Fixtures, fittings and equipment	228	1,596
Computer equipment	12,181	12,479

	105,171	105,590
Less accumulated depreciation	(53,008)	(41,434)

	$52,163	$64,156

Depreciation expense was $20,227,000, $20,572,000, $7,755,000 and $9,222,000 for the year ended July 1, 2006, July 2, 2005, the six months ended July 3, 2004, and the year ended December 31, 2003, respectively.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consist of the following:

	July 1,	July 2,
	2006	2005
	(In thousands)

Accounts payable accruals	$4,497	$6,387
Compensation and benefits related accruals	5,465	6,408
Other accruals	6,763	7,007
Warranty accrual	3,429	3,782
Current portion of restructuring accrual	12,933	14,945

	$33,087	$38,529

Other long-term liabilities consist of the following:

	July 1,	July 2,
	2006	2005
	(In thousands)

Long-term portion of restructuring accrual	$3,196	$9,888
Environmental liabilities	1,140	1,004
Other long-term liabilities	653	340

	$4,989	$11,232

Warranty accrual

The Company accrues for the estimated costs to provide warranty services at the time revenue is recognized. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the Company’s warranty costs will increase resulting in increases to net loss.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Movements in provisions for warranty are as follows:

Provision for
Warranties
(In thousands)

At January 1, 2003	$1,752
Change in liability for pre-existing warranties, including expiration	—
Fair value adjustment	1,968
Warranties issued	846
Arising on acquisition	65
Foreign exchange movements	430
Repairs and replacements	—

At December 31, 2003	5,061

Change in liability for pre-existing warranties, including expiration	(1,096)
Arising on acquisition	569
Fair value adjustment	—
Foreign exchange movements	155
Repairs and replacements	(83)

At July 3, 2004	4,606

Change in liability for pre-existing warranties, including expiration	(327)
Warranties issued	838
Foreign exchange movements	(35)
Repairs and replacements	(1,300)

At July 2, 2005	3,782

Change in liability for pre-existing warranties, including expiration	(610)
Warranties issued	259
Foreign exchange movements	53
Repairs and replacements	(55)

At July 1, 2006	$3,429

Environmental Liabilities

The Company has provided for potential environmental liabilities at sites where the Company could be required to remove asbestos from its facilities following a change in U.K. legislation. The Company has an undiscounted provision relating to potential costs of future remediation works of $1,140,000 at July 1, 2006. The provision is expected to be utilized in fiscal years 2007 and 2008.

6.	Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities under non-cancelable operating lease agreements that expire at various dates from fiscal 2007 through 2026. Rent expense for these leases was $2,372,000, $8,856,000, $1,998,000, and $5,565,000 during the years ended July 1, 2006, July 2, 2005, the six months ended July 3, 2004 and the fiscal year ended December 31, 2003, respectively.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Caswell Sale-Leaseback

On March 10, 2006, the Company’s Bookham Technology plc subsidiary entered into multiple agreements with a subsidiary of Scarborough Development (“Scarborough”) for the sale and leaseback of the land and facilities located at its Caswell, United Kingdom, manufacturing site. The sale transaction, which closed on March 30, 2006, resulted in immediate proceeds to Bookham Technology plc of £13.75 million (approximately U.S. $24 million). Under these agreements, Bookham Technology plc leases back the Caswell site for an initial term of 20 years, with options to renew the lease term for 5 years following the initial term and for rolling 2 year terms thereafter. Annual rent is £1.1 million during the first 5 years of the lease, £1.2 million during the next 5 years of the lease, £1.4 million during the next 5 years of the lease and £1.6 million during the next 5 years of the lease. Rent during the renewal terms will be determined according to the then market rent for the site. The obligations of Bookham Technology plc under these agreements are guaranteed by the Company. In addition, Scarborough, Bookham Technology plc and the Company entered into a pre-emption agreement with the buyer under which Bookham Technology plc, within the next 20 years, has a right to purchase of the Caswell site in whole or in part on terms acceptable to Scarborough if Scarborough agrees to terms with or receives an offer from a third party to purchase the Caswell facility. Under the provisions of SFAS 13, “Accounting for Leases”, the Company has deferred a related gain of $20.4 million, which will be amortized ratably against rent expense over the initial 20 year term of the lease. As of July 1, 2006, the unamortized balance of this deferred gain is $21.0 million. The Company is recognizing the rent expense related to payments over the term of the lease.

The Company’s future minimum lease payments under non-cancelable operating leases, including the sale-leaseback of the Caswell facility and $9.2 million related to unoccupied facilities as a result of the Company’s restructuring activities, are as follows (in thousands):

For fiscal year ending on or about June 30,
2007	$11,394
2008	4,746
2009	3,240
2010	3,226
2011	2,989
Thereafter	9,216

Total	$34,811

Guarantees

The Company adopted the provisions of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34”, effective December 31, 2002. The Company has the following financial guarantees:

•	In connection with the sale by New Focus, Inc. of its passive component line to Finisar, Inc., New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The terms of the Settlement Agreement provided that the Company would issue to the Plaintiff a $7.5 million promissory note, or the Note, payable on or before April 10, 2006, of which $5.0 million could be satisfied by the Company, at its option, through the issuance of shares of common stock.

Pursuant to the Settlement Agreement, the Company issued the Note on April 3, 2006 and satisfied the terms of the Note in full by issuing to the Plaintiff 537,635 shares of common stock valued at $5.0 million on April 4, 2006 and paying $2.5 million in cash on April 5, 2006. The Plaintiff filed dismissal papers in this litigation on April 6, 2006.

The defense fees for this litigation have been paid by the insurers under the applicable New Focus directors and officers insurance policy. The Company and New Focus, Inc. have demanded that the relevant insurers fully fund this settlement within policy limits. At the time of the settlement, certain of the insurers had not confirmed to the Company their definitive coverage position on this matter. As the terms of this settlement had been reached prior to April 1, 2006, the Company recorded $7.2 million ($7.5 million, net of insurance recoveries expected as of that time) as an other operating expense in the Company’s results of operations for the three months and nine months ended April 1, 2006. During the quarter ended July 1, 2006, the Company received $2.2 million in insurance settlements. Net of these recoveries, the expense for the year ended July 1, 2006 related to this litigation settlement was $5.0 million. If and when additional insurers confirm their definitive coverage position, the Company will record the amounts of this coverage as recoveries against operating expenses in the corresponding future periods.

Other Litigation

On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822, was filed against New Focus, Inc. and several of its officers and directors, or the Individual

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defendants, in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc. U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp., or the Underwriter Defendants, the underwriters in New Focus’s initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated. On April 19, 2002, plaintiffs filed an amended class action complaint, described below, naming as defendants the Individual Defendants and the Underwriter Defendants.

On November 7, 2001, a class action complaint was filed against Bookham Technology plc and others in the United States District Court for the Southern District of New York. On April 19, 2002, plaintiffs filed an amended complaint, or the Amended Complaint. The Amended Complaint names as defendants Bookham Technology plc, Goldman, Sachs & Co. and FleetBoston Robertson Stephens, Inc., two of the underwriters of Bookham Technology plc’s initial public offering in April 2000, and Andrew G. Rickman, Stephen J. Cockrell and David Simpson, each of whom was an officer and/or director at the time of Bookham Technology plc’s initial public offering.

The Amended Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Complaint seeks unspecified damages (or in the alternative rescission for those class members who no longer hold shares of the Company’s common stock), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the individual defendants were dismissed, without prejudice, from the action. In July 2002, all defendants filed motions to dismiss the Amended Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.

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

In May 2004, the Company announced a plan of restructuring, primarily related to the transfer of the Company’s assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. In September 2004, the Company announced the inclusion in the plan of the transfer of the Company’s main corporate functions, including consolidated accounting, financial reporting, tax and treasury, from Abingdon, U.K. to the Company’s U.S. headquarters in San Jose. In December 2004, the Company announced cost reduction measures designed to expand the savings under the plan to

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

within a range of $16 million to $20 million per quarter, primarily affecting the manufacturing, and also the research and development and selling, general and administrative lines in the Company’s statement of operations. In the third and fourth fiscal quarters of 2005, the Company recorded additional restructuring charges, primarily personnel and other costs needed to operate the Paignton assembly and test facility for approximately six months longer than originally intended, into the third quarter of fiscal 2006, in order to fulfill the level of product demand under the Second Addendum to the Supply Agreement with Nortel Networks. In the fourth fiscal quarter of 2005, the Company also incurred charges related to revising certain assumptions on its accrual for lease commitments. In November 2005, the Company announced an extension of this plan to include the transfer of its chip-on-carrier assembly from Paignton to Shenzhen. This extended the plan, which otherwise would have been substantially complete during the quarter ended July 1, 2006, into at least the quarter ended December 31, 2006, in regards to the additional personnel identified for termination in connection with the transfer of chip-on-carrier. As of July 1, 2006, the Company has spent $22.4 million on the plan overall, and in total anticipates spending approximately $24 million to $30 million (approximately 90% related to personnel and 10% related to lease commitments).

In addition, on May 4, 2006, the Company announced an extension of this cost reduction plan to include more extensive reductions in personnel and the transfer of additional functions, primarily manufacturing and supply chain related, from its Paignton U.K facility to its Shenzhen China facility. The Company expects the implementation of this plan extension to result in the recognition of approximately $6.0 million to $7.0 million in additional restructuring costs, of which $2.8 million was recorded in the quarter ended July 1, 2006, with the remainder expected to be paid over the next two fiscal quarters, the substantial portion being cash for personnel related charges. The Company expects the plan to reduce the Company’s costs by between $5.5 million and $6.5 million a quarter, with the cost savings expected to be realized in the March 2007 fiscal quarter.

Prior to May 2004, the Company engaged in other restructuring plans. In the year ended December 31, 2003, the Company recorded charges for a separate major restructuring program, the main element of which was the closure of a semiconductor fabrication facility in Ottawa, Canada and the transfer of related fabrication capabilities to Caswell, UK. In the six months ended July 3, 2004, the Company recorded restructuring credits related to the completion of the closure of its Ottawa, Canada facility at less cost than anticipated. The transfer was completed in August 2003. In connection with this transfer, certain products and research projects were discontinued. The Company achieved annualized cost savings in excess of $25 million related to this plan, primarily related to the manufacturing and research and development lines in the Company’s income statement. In the year ended December 31, 2003, the Company achieved additional annualized savings in excess of $20 million as a result of the final decommissioning of the ASOC product line; a decision made in connection with the year ended 2002, and for which charges were recorded in 2002. Substantially all cash expenditures related to the 2003 restructuring plan had been incurred prior to July 3, 2004.

Related to this restructuring plan, the Company also assumed $16.8 million of restructuring charges primarily related to facilities commitments previously entered into by companies acquired by the Company, the substantial portion of which represents lease commitments in the research and industrial segment. The related operating lease commitments outstanding as of July 1, 2006 are reflected in the disclosures in Note 6 — Commitments and Contingencies to these financial statements.

For all periods presented, separation payments were accrued and charged to restructuring in the period that both the benefit amounts were determined and the amounts had been communicated to the affected employees.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the restructuring liability for the year ended July 1, 2006:

	Accrued				Accrued
	Restructuring	Amounts			Restructuring
	Costs at	Charged to		Amounts	Costs at
	July 2,	Restructuring		Paid or	July 1,
	2005	Accrual	Adjustments	Written Off	2006
	(In thousands)

Lease cancellations and commitments	$18,533	$1,997	$(62)	$(9,030)	$11,438
Termination payments to employees and related costs	6,300	9,157	(60)	(10,706)	4,691
Write-off on disposal of assets and related costs	—	43	—	(43)	—

Total restructuring accrual and other	24,833	$11,197	$(122)	$(19,779)	16,129

Less non-current accrued restructuring charges	(9,888)				(3,196)

Accrued restructuring charges included within other accrued liabilities	$14,945				$12,933

The amount charged to restructuring in the statement of operations for the year ended July 1, 2006 is $11,197,000. Charges for termination payments are primarily in connection with the transfer of assembly and test and related operations from Paignton to Shenzhen. Charges for lease cancellations and commitments are primarily related to changing assumptions as to sub-lease assumptions regarding previously exited buildings. Adjustments primarily relate to accruals previously recorded for anticipated costs of selling the Company’s Swindon U.K. land, reclassified to be applied to the gain on the sale which transpired during the year ended July 1, 2006, and which is reflected as a recovery of previous asset impairment.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the restructuring liability for the year ended July 2, 2005:

	Accrued				Accrued
	Restructuring	Amounts			Restructuring
	Costs at	Charged to		Amounts	Costs at
	July 3,	Restructuring		Paid or	July 2,
	2004	Accrual	Adjustments	Written Off	2005
	(In thousands)

Lease cancellations and commitments	$19,579	$7,462	$(1,008)	$(7,500)	$18,533
Termination payments to employees and related costs	1,127	16,256	(535)	(10,548)	6,300
Write-off on disposal of assets and related costs	—	449	—	(449)	—

Total restructuring accrual and other	20,706	$24,167	$(1,543)	$(18,497)	24,833

Less non-current accrued restructuring charges	(12,221)				(9,888)

Accrued restructuring charges included within other accrued liabilities	$8,485				$14,945

The ending restructuring accrual as of July 2, 2005, and the amounts in restructuring costs for the year ended July 2, 2005, include $1,738,000 related to a revision of accruals for building leases commitments assumed on acquisition, resulting in a purchase price adjustment directly to goodwill. Excluding this amount, the net restructuring charge to the statement of operations for the year ended July 2, 2005 was $20,888,000 (charges of $24,167,000 less the purchase price adjustment of $1,738,000 less the adjustments of $1,543,000). The adjustments principally relate to the closure of the Milton, U.K. site at costs less than initially anticipated. Amounts paid or written off in the year ended July 2, 2005 includes $5,330,000 paid on lease accruals assumed on acquisition and $449,000 of assets written off, with the remainder of $12,718,000 being the cash paid under one of the Company’s restructuring plans.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the restructuring liability for the six month period ended July 3, 2004:

	Accrued					Accrued
	Restructuring		Amounts			Restructuring
	Costs at	Amounts	Charged to			Costs at
	January 1,	Assumed on	Restructuring		Amounts	July 3,
	2004	Acquisition	Accrual	Adjustments	Paid	2004
	(In thousands)

Lease cancellations and commitments	$5,030	$16,815	$—	$(1,953)	$(313)	$19,579
Termination payments to employees and related costs	3,222	24	1,411	(122)	(3,408)	1,127

Total restructuring accrual and other	8,252	$16,839	$1,411	$(2,075)	$(3,721)	20,706

Less non-current accrued restructuring charges	—					(12,221)

Accrued restructuring charges included within other accrued liabilities	$8,252					$8,485

The amount charged to restructuring in the statement of operations for the six month period ended July 3, 2004 is a credit of $664,000, which represent charges of $1,411,000 less adjustments of $2,075,000.

The following table summaries the activity related to the restructuring liability for the year ended December 31, 2003:

	Accrued			Accrued
	Restructuring	Amounts		Restructuring
	Costs at	Charged to	Amounts	Costs at
	January 1,	Restructuring	Paid or	December 31,
	2003	Accrual	Written Off	2003
	(In thousands)

Lease cancellations and commitments	$2,898	$6,703	$(4,571)	$5,030
Termination payments to employees and related costs	1,127	20,888	(18,793)	3,222
Write-off on disposal of assets and related costs	4,830	3,801	(8,631)	—

Total restructuring accrual and other	8,855	$31,392	$(31,995)	8,252

Less non-current accrued restructuring charges	(8,855)			—

Accrued restructuring charges included within other accrued liabilities	$—			$8,252

Lease cancellations and commitments

In the year ended July 1, 2006, the Company charged $1,997,000 of additional restructuring costs relating to facilities, primarily in regards to revised assumptions as to sublease expectations regarding closed facilities in the

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United States. In the year ended July 2, 2005, additional restructuring accruals of $7,462,000 also related to revised assumptions regarding subleasing facilities. Of this total, $1,738,000 of this related to a New Focus facility and was accounted for as a purchase price adjustment to goodwill recorded at the time of the acquisition, rather than as additional restructuring expense. In the six months ended July 3, 2004, the Company assumed $16,815,000 of lease commitments upon its acquisition of New Focus related to facilities it was not going to use. In the same period the Company also reversed approximately $1,953,000 of amounts previously accrued for its Ottawa site, based on the closure costs coming through at less than originally accounted for. In the year ended December 31, 2003, the Company accrued for closure costs of $6,703,000 related to facilities in Canada, the United States and the United Kingdom.

Termination payments to employees and related costs

The Company incurred restructuring charges for separation pay of approximately $9,157,000, $15,721,000, $1,289,000, and $20,888,000 for the years ended July 1, 2006 and July 2, 2005, the six months ended July 3, 2004 and the year ended December 31, 2003, respectively. The separation payments were accrued and charged to restructuring expense in the period that both the benefit amounts were determined and such amounts were communicated to the affected employees. The employee reductions occurred in substantially all areas of the Company’s operations. Each of the employees to be terminated had been notified prior to the recording of the related charges. As of July 1, 2006, the majority of personnel related restructuring activity is related to completing the transfer of the Company’s assembly and test operations from Paignton to Shenzhen, including extensions of the related plan to include the transfer of its chip-on-carrier assembly and substantially all manufacturing and supply chain management activities from Paignton to Shenzhen. This extends such plan, which otherwise would have been substantially complete during the year ended July 1, 2006, into at least the quarter ended December 31, 2006.

Write-off on disposal of assets and related costs

The Company incurred restructuring charges of $43,000, $449,000, $0, and $3,801,000 for the years ended July 1, 2006 and July 2, 2005, the six months ended July 3, 2004 and the year ended December 31, 2003, respectively, related to the carrying values of equipment abandoned at the Milton U.K. facility in connection with one of the Company’s restructuring plans. Included in the assets disposed of and charged to restructuring costs are office equipment and manufacturing equipment.

8.	Employee Benefit Plan

In the United States, the Company sponsors a 401(k) plan that allows voluntary contributions by eligible employees, who may elect to contribute up to the maximum allowed under the U.S. Internal Revenue Service regulations. The Company generally makes 25% matching contributions (up to a maximum of $2,000 per eligible employee per year) and it recorded related expenses of $491,000, $642,000, $140,000, and $101,000 in the years ended July 1, 2006, July 2, 2005, the six months ended July 3, 2004 and the year ended December 31, 2003, respectively.

The Company also contributes to a United Kingdom based defined contribution pension scheme for directors and employees, and an additional defined contribution plan for the benefit of one director. Contributions, and the related expenses, under these plans were $2.7 million, $859,000, $696,000 and $989,000 in respect for the years ended July 1, 2006 and July 2, 2005, the six month period ended July 3, 2004, and the year ended December 31, 2003, respectively.

In March 2006, in connection with the acquisition of Avalon Photonics AG (“Avalon”), the Company assumed the Avalon pension plan. The following disclosures as of July 1, 2006, in accordance with SFAS No 87, “Employers’ Accounting for Pensions”, related to this plan.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The actuarial basis for the obligations were based on the following assumptions:

Actuarial method	The calculated cost shown in the report are computed using the projected unit credit cost method.
Discount rate	An annual discount rate of 3.5% has been applied.
Expected return on plan assets	Expected net return of 4.6% across all investments.
Salary increase	2.0% per annum.
Pension increase	Currently estimated at 0%.
Mortality and disability	As per Swiss Federal Pension Fund tables.

Balance Sheet

July 1,
2006
(In thousands)

Market value of plan assets	$2,542
Projected benefit obligation	(2,668)
Fund status	(126)
Unrecognized actuarial loss	171

Net asset	$45

Accumulated benefit obligation	$2,422

9.	Income Taxes

For financial reporting purposes, the Company’s pre-tax loss from continuing operations includes the following:

	Year Ended	Year Ended	Six Months Ended	Year Ended
	July 1,	July 2,	July 3,	December 31,
	2006	2005	2004	2003
	(In thousands)

Current
Domestic	$(43,817)	$(66,981)	$(18,335)	$(7,929)
Foreign	(55,428)	(180,976)	(49,245)	(121,257)

	$(99,245)	$(247,957)	$(67,580)	$(129,186)

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the provision for income taxes are as follows:

			Six Months
	Year Ended	Year Ended	Ended	Year Ended
	July 1,	July 2,	July 3,	December 31,
	2006	2005	2004	2003
	(In thousands)

Current
Federal	$—	$—	$—	$—
State	—	4	—	—
Foreign	23	11	(209)	(3,439)

	23	15	(209)	(3,439)

Deferred
Federal	—	—	—	—
State	—	—	—	—
Foreign	(11,772)	—	—	—

	(11,772)	—	—	—

Total	$(11,749)	$15	$(209)	$(3,439)

Reconciliations of the income tax provision at the statutory rate to the Company’s provision for income tax are as follows:

			Six Months
	Year Ended	Year Ended	Ended	Year Ended
	July 1,	July 2,	July 3,	December 31,
	2006	2005	2004	2003
	(In thousands)

Tax benefit at federal statutory rate	$(34,736)	$(86,784)	$(22,977)	$(43,923)
Unbenefitted domestic losses and credits	12,131	13,996	2,891	—
Unbenefitted foreign losses and credits	10,856	72,803	20,086	43,923
Benefitted foreign research and development credits	—	—	(209)	(3,720)
Foreign capital taxes	—	—	—	281

Provision for (benefit from) income taxes	$(11,749)	$15	$(209)	$(3,439)

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred taxation

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	July 1,	July 2,
	2006	2005
	(In thousands)

Deferred tax assets:
Net operating loss carry forwards	$260,042	$252,018
Depreciation, capital losses, and other	72,308	66,863
Inventory valuation	2,025	2,968
Accruals and reserves	3,926	5,233
Capitalized research and development	3,650	4,470
Tax credit carry forwards	9,261	10,180
Stock-based compensation	1,320	0

Total deferred tax assets	352,532	341,732
Valuation allowance	(316,392)	(330,433)

Net deferred tax assets	36,140	11,299
Deferred tax liabilities:
Investment in foreign subsidiaries	(36,140)	(11,299)

Total deferred tax liabilities	(36,140)	(11,299)
Net deferred tax assets	$—	$—

The Company’s valuation allowance decreased by $14,041,000 and increased by $47,572,000 for the years ended July 1, 2006 and July 2, 2005, respectively.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its net deferred tax assets.

As of July 1, 2006, the Company had foreign net operating loss carry forwards of approximately $540,411,000, $50,608,000, $34,995,000 and $12,980,000 in the U.K., Switzerland, China, and Canada, respectively. The U.K. and Canada net operating losses do not expire, the Switzerland net operating loss will expire in various years through 2013 if unused, and the China net operating loss will expire in various years through 2009 if unused. The Company also has U.S. federal and state net operating losses of approximately $207,333,000 and $179,158,000 respectively, which will expire in various years through 2026 if unused.

As of July 1, 2006, the Company has U.S. federal, state, and foreign research and investment tax credit carry forwards of approximately $173,000, $10,772,000 and $2,086,000 respectively. The federal credit will expire in various years through 2026 if unused. The state research and development credits can be carried forward indefinitely. The foreign credits will expire in various years through 2016 if unused.

Utilization of net operating loss carry forwards and credit carry forwards are subject to substantial annual limitations due to ownership changes as provided in the Internal Revenue Code of 1986, as amended, as well as similar state and foreign tax laws.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has not provided for U.S. federal income and state income taxes on all of the non-U.S. subsidiaries’ undistributed earnings as of July 1, 2006 because such earnings are intended to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to applicable U.S. federal and state income taxes.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. It will be effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The provisions of this Interpretation apply to all tax positions upon initial adoption of this Interpretation. Only tax positions that meet the recognition threshold criteria at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The Company is currently evaluating the accounting and disclosure requirements of this Interpretation and expects to adopt it as required at the beginning of its fiscal year 2007.

10.	Stockholders’ Equity

On April 3, 2006, the Company entered into the Settlement Agreement with Mr. Howard Yue relating to a lawsuit Mr. Yue filed against New Focus, Inc., a subsidiary of the Company, and several of its officers and directors in Santa Clara County Superior Court. The lawsuit, which was originally filed on February 13, 2002, relates to events that occurred prior to the Company’s acquisition of New Focus, Inc. The terms of the Settlement Agreement provided that the Company would issue to Mr. Yue a $7.5 million promissory note however, $5.0 million of this promissory note could be satisfied by the Company, at its option, through the issuance of its common stock. Pursuant to the Settlement Agreement, on April 4, 2006, the Company issued 537,635 shares of its common stock to Mr. Yue with a then current market value of $5.0 million and, on April 5, 2006, the Company paid the remaining $2.5 million due under the promissory note in cash.

On March 22, 2006, the Company acquired all of the outstanding share capital of Avalon Photonics AG for 764,951 shares of its common stock. Subject to the achievement of certain future integration and revenue milestones, the Avalon shareholders and their designees will be entitled to receive up to 347,705 additional shares of common stock. See Note 14 — Business Combinations, for additional disclosures regarding this acquisition.

On January 13, 2006, the Company entered into a series of transactions to (i) retire $45.9 million aggregate principal amount of outstanding notes payable to Nortel Networks UK Limited and (ii) convert $25.5 million in outstanding convertible debentures which were issued in December 2004. In connection with the satisfaction of these debt obligations and conversion of convertible debentures the Company issued approximately 10.5 million shares of common stock, warrants to purchase approximately 1.1 million shares of common stock, paid approximately $22.2 million in cash, and recorded a charge of $18.8 million in the fiscal year ended July 1, 2006 for loss on conversion and early extinguishment of debt. See Note 17 — Debt. The issuance of 1,285,466 of these shares of common stock and warrants to purchase 95,461 of these shares had been subject to stockholder approval which was received on March 22, 2006.

In November 2005, the Company granted options to purchase 4,762,500 shares of common stock and issued 1,100,000 shares of restricted stock (including 50,000 restricted stock units) under existing plans. The options have an exercise price of $4.91, a term of ten years and they vest ratably over 48 months with the first 12 months of vesting deferred until the one year anniversary of the grant. The restricted stock grants vest as to 50% ratably over

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

48 months, as to 25% when the Company achieves earnings before interest, taxes, depreciation and amortization, excluding restructuring charges, one-time items and charges for stock-based compensation cumulatively greater than zero for two successive quarters, and as to 25% when the Company achieves earnings before interest, taxes, depreciation and amortization, excluding restructuring charges, one-time items and charges for stock-based compensation cumulatively greater than 8% of revenues for two successive quarters.

On October 27, 2005, at the Company’s annual meeting of stockholders, the stockholders of the Company approved the 2004 stock incentive plan and authorization of 4,000,000 shares of common stock for issuance under that plan, the 2004 employee stock option plan and the 2004 share save scheme and the authorization of 500,000 shares of common stock for issuance under each of those plans, and the authorization of an additional 5,000,000 shares of common stock for issuance under the 2004 stock incentive plan.

On October 17, 2005, the Company completed a public offering of its common stock, issuing a total of 11,250,000 shares at a price per share of $4.75, raising $53.4 million and receiving $49.3 million net of commissions to the underwriters and the payment of offering costs and expenses.

On February 9, 2005, the Company granted an aggregate of 249,859 shares of restricted common stock to the Chief Executive Officer and the Chief Financial Officer (“the Participants”) under the Company’s 2004 Stock Incentive Plan. In connection with the grant, the Participants surrendered outstanding options for an aggregate of 853,406 shares of common stock. Pursuant to the terms of the award, the shares vested in their entirety and became free from transfer restrictions on the one year anniversary of the grant date based on the achievement of the following criteria: (A) the Participant had been continuously employed by the Company during the period, (B) on or before the anniversary, the Company had filed on a timely basis any report required pursuant to Item 308 of Regulation S-K of the Securities Act of 1933, as amended and (C) on the anniversary date, the Company did not have any material weakness that had not been remedied to the satisfaction of the Audit Committee of the Company’s board of directors. Prior to the Company’s adopting of SFAS 123(R), the Company recorded deferred compensation of approximately $782,000 representing the fair market value of the restricted shares on the date of the grant. The deferred compensation was amortized over the term of the agreement as a charge to compensation expense, with the grants revalued at each reporting period, with the deferred compensation adjusted accordingly. During the fiscal year ended July 2, 2005, prior to the Company’s adoption of SFAS 123R, the Company recorded an expense of $307,000 related to these shares. During the fiscal year ended July 1, 2006, the Company applied the provisions of SFAS 123R to these shares, and recorded an expense of $447,000 during that period related to these shares. On February 9, 2006, these shares of restricted common stock vested.

On September 22, 2004, options to purchase 1,730,950 shares of common stock of the Company were granted to employees at an exercise price of $6.73 per share. One half of the options vest on a time based schedule (twenty-five percent vests one year from the grant date, with the remaining seventy-five percent vesting monthly over the next three years) and the remaining half vest on a performance based schedule. The performance based schedule options vest as follows: (i) fifty percent of the performance based shares vest when the Company achieves cash flow break-even (which is defined as the point when the Company generates earnings before interest, taxes, depreciation and amortization (excluding one-time items) that are greater than zero in any fiscal quarter) and (ii) the remaining fifty percent of these performance based shares vest upon the Company achieving profitability (which is defined as the point at which the Company generates a profit before interest and taxes (excluding one-time items) that is greater than zero in any fiscal quarter). As of July 1, 2006, 380,288 of these options which are still outstanding have vested. Any unvested performance based options shall vest in full on September 22, 2009, regardless of the achievement of the underlying performance targets.

New Focus Stock Option Plans

In March 2004, the Company granted New Focus employees options to purchase 605,797 shares of its common stock upon the assumption of outstanding options granted under the 1999 and 2000 New Focus Stock Plans. In connection with the issuance of these options, the Company determined an intrinsic value related to future services

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $1,463,000 and recorded this amount as deferred stock compensation to be expensed over the vesting periods, $122,000 of which was recorded as stock compensation expense in the six months ended July 3, 2004 and $443,000 of which was recorded as stock compensation expense in the year ended July 2, 2005. Upon the Company’s adoption of SFAS 123R in the first quarter of the fiscal year ended July 1, 2006, the remaining deferred compensation balance related to these options of $340,000 was netted against additional paid-in capital. During the year ended July 1, 2006, 24,729 of these options were exercised. At July 1, 2006, there were outstanding options to purchase 77,621 shares of Company common stock under the 1999 and 2000 New Focus Stock Plans. The Company does not intend to grant additional options under these plans.

In addition to the significant stock option grants described above, the following summarizes all stock option activity for the periods provided below:

	Options	Weighted Average
	Outstanding	Exercise Price

Outstanding at December 31, 2002	2,187,918	$33.85
Granted	993,363	21.11
Exercised	(63,429)	19.84
Cancelled	(576,930)	51.14

Outstanding at December 31, 2003	2,540,922	26.57
Granted	640,195	11.56
Assumed on acquisition of New Focus	605,797	2.90
Exercised	(299,943)	9.41
Cancelled	(280,359)	27.05

Outstanding at July 3, 2004	3,206,612	15.21
Granted	2,002,178	6.70
Exercised	(811)	4.74
Cancelled	(1,960,727)	13.90

Outstanding at July 2, 2005	3,247,252	13.87
Granted	5,130,660	4.97
Exercised	(58,627)	5.15
Cancelled	(997,591)	12.70

Outstanding at July 1, 2006	7,321,694	7.79

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes option information relating to options outstanding under the Company’s stock option plans as of July 1, 2006. Because the Company tracks options issued under plans established while a U.K. domicile company separately from those issued under plans established with a U.S. domicile company, the following information in presented in two separate sets of exercise price ranges (in U.S. dollars):

	Options Outstanding
		Weighted Average	Weighted	Options Exercisable
	Number	Remaining	Average	Number	Weighted Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercisable Price

U.S. Plans
$ 2.06- 4.70	81,141	9.26	$3.48	12,335	$3.04
4.91- 4.91	4,628,200	9.40	4.91	64,890	4.91
4.99- 6.65	204,154	9.34	5.95	24,238	5.00
6.73- 6.73	1,076,344	8.26	6.73	380,325	6.73
6.96- 57.67	670,056	6.30	16.15	498,909	17.14
88.72-510.28	1,527	4.61	177.40	1,527	177.40

2.06-510.28	6,661,422	8.90	6.39	982,224	12.08

U.K. Plans
8.99- 9.81	34,100	8.06	9.09	15,924	9.10
10.63- 10.63	206,282	7.92	10.63	103,270	10.63
12.71- 14.17	196,347	6.36	14.06	178,482	14.05
14.17- 24.57	188,018	6.54	22.46	155,606	22.31
24.57-181.63	24,375	5.01	57.80	23,125	59.54
181.63-295.87	10,290	4.37	294.71	10,290	294.71
295.87-654.77	800	4.12	654.77	800	654.77

$ 8.99-654.77	660,272	6.90	21.89	487,497	24.93

Total	7,321,694		$7.79	1,469,721	$16.34

Warrants and Other Stock Rights Issued to Non-Employees

On March 22, 2006, the Company acquired all of the outstanding share capital of Avalon for 764,951 shares of its common stock. Subject to the achievement of certain future integration and revenue milestones, the Avalon shareholders and their designees will be entitled to receive up to 347,705 additional shares of common stock, the value of which would be recorded as additional goodwill.

On January 13, 2006, the Company entered into a series of transactions to (i) retire $45.9 million aggregate principal amount of outstanding notes payable to Nortel Networks UK Limited and (ii) convert $25.5 million in outstanding convertible debentures which were issued in December 2004. In connection with the satisfaction of these debt obligations and conversion of the convertible debentures, the Company issued approximately 10.5 million shares of common stock, warrants to purchase approximately 1.1 million shares of common stock, paid approximately $22.2 million in cash, and recorded a charge of $18.8 million in the fiscal year ended July 1, 2006 for loss on conversion and early extinguishment of debt. See Note 17 — Debt. The issuance of 1,285,466 of these shares of common stock and warrants to purchase 95,461 of these shares had been subject to stockholder approval which was received on March 22, 2006.

In December 2004, in connection with the 7% convertible note private placement as described in Note 16- Related Party Transactions, the Company issued warrants to purchase 2,001,963 shares of its common stock. These warrants are exercisable, they have an exercise price of $6.00 per share and expire on December 20, 2009.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2003, the Company assumed warrants to purchase 4,881 shares of common stock as part of the terms of acquisition of Ignis Optics. The warrants, which have an exercise price of $40.00 per share, were exercisable immediately and expire beginning in April 2008. As of July 1, 2006, all of these warrants remained outstanding.

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

Common Stock Reserved

Common stock is reserved for future issuance as follows:

July 1,
2006

Stock option plan:
Outstanding options	7,321,694
Warrants	3,087,963
Reserved for contingent purchase consideration	347,705
Reserved for future option grants	11,946,401

Total	22,703,763

11.	Earnings per Share

If the Company had reported net income, as opposed to a net loss, the calculation of diluted earnings per share would have included an additional 11,509,657, 10,140,319, 4,145,000, and 2,275,000 common equivalent shares related to outstanding share options and warrants (determined using the treasury stock method) for the years ended July 1, 2006, July 2, 2005, the six months ended July 3, 2004 and for the year ended December 31, 2003, respectively.

12.	Segments of an Enterprise and Related Information

The Company is currently organized and operates as two operating segments: (i) optics and (ii) research and industrial. The optics segment designs, develops, manufactures, markets and sells optical solutions for telecommunications and industrial applications. The research and industrial segment designs, manufactures, markets and sells photonic and microwave solutions. The Company evaluates the performance of its segments and allocates resources based on consolidated revenues and overall profitability.

Segment and geographic information for the years ended July 1, 2006 and July 2, 2005, the six months ended July 3, 2004 and the year ended December 31, 2003 is presented below. Revenues are attributed to countries based on the location of customers.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information on reportable segments is as follows:

			Six Months
	Year Ended	Year Ended	Ended	Year Ended
	July 1,	July 2,	July 3,	December 31,
	2006	2005	2004	2003
	(In thousands)

Total revenues:
Optics	$206,019	$176,598	$69,315	$146,197
Research and industrial	25,630	23,658	10,448	—

Consolidated total revenues	$231,649	$200,256	$79,763	$146,197

Net loss:
Optics	$(82,760)	$(159,154)	$(59,321)	$(125,747)
Research and industrial	(4,737)	(88,818)	(8,050)	—

Consolidated net loss	$(87,497)	$(247,972)	$(67,371)	$(125,747)

Depreciation and amortization of tangible assets:
Optics	$20,072	$20,532	$11,941	$17,709
Research and industrial	155	221	1,491	—

Consolidated depreciation and amortization	$20,227	$20,753	$13,432	$17,709

Total expenditures for long-lived assets:
Optics	$9,920	$15,913	$6,592	$19,186
Research and industrial	193	95	56	—

Consolidated total expenditures for long-lived assets	$10,113	$16,008	$6,648	$19,186

Information regarding the Company’s operations by geographic area is as follows:

			Six Months
	Year Ended	Year Ended	Ended	Year Ended
	July 1,	July 2,	July 3,	December 31,
	2006	2005	2004	2003
	(In thousands)

Canada	$107,445	$85,006	$35,529	$78,373
United States	47,762	54,660	20,446	13,584
China	27,781	19,420	9,426	14,155
Europe other than United Kingdom	18,896	19,274	8,797	13,356
Asia other than China	15,655	5,019	1,449	840
United Kingdom	9,857	15,727	4,023	25,069
Rest of the World	4,253	1,150	93	820

Consolidated total revenues	$231,649	$200,256	$79,763	$146,197

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the Company’s long-lived tangible assets by geographic region as of the dates indicated (in thousands):

	July 1,	July 2,
	2006	2005

United Kingdom	$30,319	$40,813
China	14,529	14,905
Europe other than United Kingdom	4,806	5,312
United States	1,893	2,229
Canada	616	897

Total long-lived tangible assets	$52,163	$64,156

For the year ended July 3, 2004, JCA Technology, Inc.’s results consolidated in the research and industrial segment amounted to $2,400,000 of revenue and a loss of $500,000 and, at July 3, 2004, net assets of $1,600,000. The Company sold JCA Technology to Endwave Corporation in July 2004 and its results from July 3, 2004 to the date of sale were immaterial.

13.	Acquisition of Creekside

On August 10, 2005, the Company’s Bookham Technology plc subsidiary acquired all of the share capital of City Leasing (Creekside) Limited (“Creekside”) for consideration of approximately £1, plus transaction costs. The following is the purchase price allocation related to this business combination (in thousands):

Purchase
Price
Allocation

Purchase price:
Cash	$—
Transaction costs	685

$685

Allocation of purchase price:
Cash, including restricted cash	$8,378
Net monetary assets	4,092
Deferred tax liabilities	(11,785)

$685

The net monetary assets acquired primarily represent lease receivables and loans payable to and from parties related to the entity from which Bookham Technology plc acquired Creekside. Bookham Technology plc has the right to offset these balances, and in accordance with FIN 39, “Offsetting of Amounts Related to Certain Contracts” is reflecting these amounts net on its balance sheet. The contracts underlying the receivables and loans are denominated in United Kingdom pounds sterling. These loans, in principal amounts of $32 million and $75 million based on the October 1, 2005 exchange rate of 1.76 U.S. dollars per UK pound sterling, accrue interest at annual rates of 5.54% and 5.68%, respectively. The first loan was paid in full on October 14, 2005 and the second loan is due in equal installments on July 14, 2006 and October 16, 2007, with the lease receivables substantially concurrent with this schedule as to timing and exceeding the amounts due in magnitude. The Company anticipates applying capital allowances of Bookham Technology plc to reduce tax liabilities assumed from Creekside. Accordingly, as a result of the acquisition of Creekside, in the year ended July 1, 2006 the Company has recognized a one time tax gain of $11.8 million related to the expected realization of these tax assets. No results of Creekside have been

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the Company’s results of operations for periods prior to August 10, 2005, after which point Creekside is included in the Company’s consolidated results of operations.

14.	Business Combinations

During the years ended July 1, 2006 and July 2, 2005, the six months ended July 3, 2004 and the year ended December 31, 2003, the Company completed a total of seven strategic acquisitions. The Company also completed the acquisition of Creekside on August 10, 2005, in a transaction which was primarily financing in nature. The Creekside acquisition is described separately in Note 13 — Acquisition of Creekside, to these consolidated financial statements. Each of the remaining strategic acquisitions was accounted for under the purchase method of accounting. The allocation of the purchase price to the assets acquired and liabilities assumed, as determined by the Company, was conducted at the date of acquisition, with the assistance of third-party valuation experts, except for the acquisitions of the business of C.P. Santa Rosa Enterprises Corp., or Cierra Photonics, and Onetta, Inc. The methodologies used to value intangible assets acquired were consistently applied to each of the acquisitions.

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

Avalon Photonics, AG

Avalon is a producer of multimode and single mode short wavelength VCSEL or VCSEL-arrays. On March 22, 2006, the Company acquired all of the outstanding share capital of Avalon, a company organized under the laws of Switzerland, under an agreement pursuant to which it issued 764,951 shares of common stock to the Avalon shareholders and their designees, valued at $5,500,000 as of the date of acquisition. In addition, subject to the achievement of certain future integration and revenue milestones, the Avalon shareholders and their designees will be entitled to receive up to 347,705 additional shares of common stock. As 139,082 shares related to the integration milestones are fixed as to number, the value of the shares, $1,000,000 as of the date of acquisition, is being included as part of the consideration in the allocation of the purchase price. The issuance of the remaining 208,623 shares are contingent based upon Avalon achieving certain revenue criteria over a two-year period. Any additional contingent consideration resulting from the achievement of the revenue criteria will be accounted for as additional goodwill. $118,000 of the proceeds was allocated to IPR&D projects. The pro forma results of operations of Avalon prior to March 22, 2006 were immaterial to the Company.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Onetta, Inc.

Onetta, Inc., or Onetta, designs and manufacturers optical amplifier modules and subsystems for communications networks. Their Erbium Doped Fiber Amplifiers (EDFA) incorporate advanced optics, control electronics and firmware for current and next-generation optical communication networks. On June 10, 2004, under the terms of the purchase agreement, the Company acquired the entire issued share capital of Onetta. The consideration for the acquisition was 2,764,030 shares of common stock valued at $24,708,000 at the time of the acquisition. As part of the agreement, the Onetta stockholders agreed to settle liabilities of Onetta in the amount of $6,083,000. In connection with the acquisition, there was no value allocated to IPR&D projects.

New Focus, Inc.

New Focus, Inc., or New Focus, provides photonics and microwave solutions to non-telecom diversified markets, including the semiconductor, defense, research, industrial, biotech/medical and telecom test and measurement industries. On March 8, 2004, under the terms of the merger agreement, the Company acquired New Focus by a merger of a wholly-owned subsidiary with and into New Focus, with New Focus surviving as the Company’s wholly-owned subsidiary. Pursuant to the merger agreement, immediately prior to the merger, each New Focus stockholder received a cash distribution from New Focus in the amount of $2.19 per share of New Focus common stock held on that date. The consideration paid by the Company for New Focus consisted of 7,866,600 shares of common stock, valued at $197,710,000 at the time of the acquisition, and the assumption of options with a value of $6,286,000 at the time of the acquisition. Each of the assumed options became an option to purchase a unit consisting of 1.2015 shares of common stock. New Focus made a cash distribution of $2.19 for each share of New Focus common stock immediately prior to the merger. The exercise price of the assumed options was adjusted to reflect the cash distribution.

In connection with the acquisition of New Focus, $5.9 million of the $211.0 million total consideration was allocated to IPR&D projects. The new product introduction (“NPI”) projects at the acquisition date were expected to result in the development of products to support the New Focus OEM and Catalog business. Catalog-related programs were focused on increasing the wavelength spectrum over which modulator products can operate and the development of detectors to operate at higher frequency with lower noise over a broader wavelength. Their first incorporation in shipments was in December 2004. Of the OEM related products: two have been completed, namely the development of a super luminous diode light source for use in subsystems and a laser development for use high precision/high stability labs, and the final program for development of a small form factor laser for use in fiber sensing applications continues but has been slowed down due to lower than expected market opportunities emerging. There were no technology research (“TR”) programs at the time of acquisition.

Ignis Optics, Inc.

Ignis Optics, Inc., or Ignis, designs and manufactures small form-factor, pluggable, single-mode optical transceivers for current and next generation optical datacom and telecom networks. On October 6, 2003, the Company acquired the entire share capital of Ignis in exchange for 802,081 shares of common stock and the assumption of warrants to purchase 4,880 shares of common stock, valued at $17,748,000 at the time of the acquisition. In addition, subject to certain performance criteria, 78,084 additional shares of common stock were issuable in fiscal 2005. However, the performance criteria were not met and no additional shares were issued. In connection with the acquisition of Ignis, $1.9 million of the $18.0 million total consideration was allocated to IPR&D projects. The NPI projects under development at the acquisition date were expected to result in small form factor pluggable optical transceivers or component elements to these products and address quality and reliability requirements. Commercial shipments of the products began shipping during the second half of fiscal 2005. There were no TR projects at the time of acquisition.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cierra Photonics, Inc.

Cierra Photonics, Inc., or Cierra, designs and manufactures thin-film filters and other components for the fiber optic telecommunications industry. Cierra Photonics Advanced Energetic Deposition (AED) technology is a specialized process for wafer-scale deposition of extremely well-controlled films that results in thin-film components that have lower costs, high yields and advanced optical performance. On July 4, 2003, the Company acquired substantially all of the assets and certain liabilities of Cierra. The consideration for the acquisition consisted of 307,148 shares of common stock valued at $3,669,000 at the time of the acquisition. In addition, and subject to the satisfactory achievement of specific sales milestones over the next two years, 420,000 additional shares of common stock could be issued to Cierra in 2004 and 2005. In the year ended July 1, 2006, 5,100 shares of such common stock, and in the year ended July 2, 2005, 38,810 shares of such common stock were issued. In connection with the acquisition, there was no value allocated to IPR&D projects.

A summary of the purchase price allocations pertaining to the above acquisitions and the amortization periods of the intangible assets acquired is as follows:

	Avalon	Onetta	New Focus	Ignis	Cierra
	(In thousands)

Purchase price:
Ordinary stock issued	$6,500	$24,708	$197,710	$17,748	$3,669
Stock options assumed	—	—	6,286	—	—
Cash	—	—	—	—	—

	6,500	24,708	203,996	17,748	3,669
Transaction and other direct acquisition costs	200	274	7,261	300	249

	$6,700	$24,982	$211,257	$18,048	$3,918

Allocation of purchase price:
Cash	$1,858	$1,238	$111,325	$3,139	$—
Accounts receivable	125	1,004	2,588	75	560
Inventory	117	1,897	3,871	648	102
Fixed Assets	375	847	15,645	1,883	1,673
Other assets	295	9,180	9,896	127	60
Accounts payable and other liabilities	(966)	(10,386)	(37,138)	(1,417)	(1,634)

Net tangible assets acquired	1,804	3,780	106,187	4,455	761
Supply contracts and customer relationships	539	—	606	—	—
Customer database	—	—	135	—	—
Patent portfolio	—	—	2,317	913	216
Core and current technology	1,695	—	6,597	775	2,941
In-process research and development	118	—	5,890	1,878	—
Goodwill	2,544	21,202	89,525	10,027	—

Total net assets acquired	$6,700	$24,982	$211,257	$18,048	$3,918

Amortization period (in years):
Supply contracts/customer relationships	7	—	3	—	—
Customer database	—	—	5	—	—
Patent portfolio	—	—	6-10	5	6
Core & current technology	4-6	—	3-6	5	5

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 1, 2006, the weighted average amortization period for intangibles is 7.3 years, including 16 years for supply contracts, 5 years for customer database, 6.4 years for patents and 5.9 for core and current technologies.

On November 8, 2002, the Company acquired the trade and assets of the optical components business of Nortel Networks (“NNOC”), the net assets of which were initially valued in 2002. In accordance with SFAS No. 141 (“SFAS 141”), “Business Combinations”, an adjustment was made in 2003 for adjustments to those initial values.

During 2003, a larger amount of inventory was sold than was expected at the time the acquisition of NNOC was completed in 2003. As a consequence, the Company increased the value of the inventory by $20,227,000, reduced intangible assets by $9,134,000 and decreased other net assets by $11,093,000 as part of the allocation fair value of the remaining assets as summarized below.

The warranty provision recognized on acquisition was increased by $1,968,000 following a review of the level of expected warranty costs in 2003. In addition, the initial value recognized for historic employee-related costs was reduced by $590,000 as a result of a revised valuation and settlement of the pension scheme in Switzerland.

In accordance with SFAS 141, Business Combinations, the Company revises the value of acquired net assets when the initial assigned valuation is provisional. The final revision of the purchase price allocation related to the acquisition of NNOC led to the following changes in the year ended December 31, 2003:

	Original Purchase	Purchase Price	Revised Purchase
	Price Allocation	Adjustments	Price Allocation
	(In thousands)

Purchase price	$111,201	$—	$111,201
Transaction and other direct acquisition costs	7,800	—	7,800

	$119,001	$—	$119,001

Allocation of purchase price:
Net tangible assets acquired	$76,827	$9,134	$85,961
Intangible assets acquired:
Supply contracts	8,862	(1,984)	6,878
Patent portfolio	9,988	(2,082)	7,906
Core and current technology	16,034	(3,435)	12,599
In-process research and development	7,290	(1,633)	5,657

	$119,001	$—	$119,001

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the year ended July 2, 2005, the Company finalized the allocation of the proceeds of the acquisition of New Focus prior to the Company’s evaluation of goodwill for impairment. The adjustments to the purchase price allocation, as summarized above, arose from two principal areas; namely, the completion of the anticipated sale of JCA; and the finalization of certain judgments as to the realization of other acquired assets and liabilities.

The JCA sale impacted the purchase price allocation as follows: Net tangible assets acquired were increased through the receipt of cash of $5.9 million; intangible assets were decreased through the sale of $4.6 million of supply contracts, customer database and the patent portfolio; and a resultant decrease in goodwill of $1.3 million.

The finalization of certain judgments as to the realization of other acquired assets and liabilities included: an increase of $0.4 million of refunds due from the lessor of certain of the Company’s leased premises; a $1.7 million increase in building lease liabilities relating to acquired premises; a $0.9 million saving in expected acquisition related tax expenses; a $0.6 million reduction in the expected settlement of a note due from a former New Focus officer; and a reduction of $0.4 million in the carrying value of an investment acquired in connection with acquiring New Focus. These adjustments impacted the purchase price allocation as follows: net tangible assets acquired were decreased by $5.9 million; and goodwill was increased by $1.5 million.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Goodwill and Other Intangible Assets

The following is a summary of the goodwill and other intangible assets:

	Goodwill	Intangibles
	(In thousands)

Cost
January 1, 2003	$—	$48,923
Fair value adjustment to NNOC	—	(7,501)
Acquired	10,027	4,845
Disposals	—	(605)
Exchange rate adjustment	647	4,380

December 31, 2003	10,674	50,042
Acquired	110,501	14,209
Exchange rate adjustment	(1,222)	1,078

July 3, 2004	119,953	65,329
Acquired	226	—
Disposals	—	(6,568)
Impairment	(113,592)	(634)
Exchange rate adjustment	(327)	(579)

July 2, 2005	6,260	57,548
Acquired	2,621	2,234
Disposals	—	(929)
Impairment	—	(760)
Exchange rate adjustment	—	739

July 1, 2006	$8,881	$58,832

Accumulated Amortization
January 1, 2003		6,382
Fair value adjustment		(190)
Charged		8,487
Disposals		(518)
Exchange rate adjustment		1,325

December 31, 2003		15,486
Charged		5,677
Exchange rate adjustment		317

July 3, 2004		21,480
Charged		11,107
Disposals		(2,413)
Exchange rate adjustment		(636)

July 2, 2005		29,538
Charged		10,004
Disposals		(929)
Exchange rate adjustment		552

July 1, 2006		$39,165

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Goodwill	Intangibles
	(In thousands)

Net Book Value
December 31, 2003	$10,674	$34,556
July 3, 2004	$119,953	$43,849
July 2, 2005	$6,260	$28,010
July 1, 2006	$8,881	$19,667

Intangible assets consist of the following:

	Balance at				Translation	Balance at
	July 2, 2005	Impairment	Disposals	Additions	Adjustment	July 1, 2006
	(In thousands)

Supply agreements	$4,157	$—	$—	$—	$56	$4,213
Customer relationships	487	—	—	539	25	1,051
Customer databases	132	—	—	—	—	132
Core and current technology	34,750	(760)	(929)	1,695	373	35,129
Patent portfolio	14,377	—	—	—	235	14,612
Customer contracts	3,645	—	—	—	50	3,695

	57,548	(760)	(929)	2,234	739	58,832
Less accumulated amortization	(29,538)	—	929	(10,004)	(552)	(39,165)

Intangible assets, net	$28,010	$(760)	$—	$(7,770)	$187	$19,667

		Disposal of
	Balance at	Subsidiary				Translation	Balance at
	July 3, 2004	(JCA)	Impairment	Disposals	Additions	Adjustment	July 2, 2005
	(In thousands)

Supply agreements	$5,482	$—	$—	$(1,242)	$—	$(83)	$4,157
Customer relationships	617	(10)	(120)	—	—	—	487
Customer databases	599	(467)	—	—	—	—	132
Core and current technology	36,660	(620)	(156)	(870)	—	(264)	34,750
Patent portfolio	14,951	(41)	(358)	—	—	(175)	14,377
Capitalized licenses	3,318	(3,318)	—	—	—	—	—
Customer contracts	3,702	—	—	—	—	(57)	3,645

	65,329	(4,456)	(634)	(2,112)	—	(579)	57,548
Less accumulated amortization	(21,480)	—	—	2,413	(11,107)	636	(29,538)

Intangible assets, net	$43,849	$(4,456)	$(634)	$301	$(11,107)	$57	$28,010

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance at
	January 1,			Translation	Balance at
	2004	Additions	Acquisitions	Adjustment	July 3, 2004
	(In thousands)

Supply agreements	$5,361	$—	$—	$121	$5,482
Customer relationships	—	—	625	(8)	617
Customer databases	—	—	606	(7)	599
Core and current technology	25,569	—	10,563	528	36,660
Patent portfolio	12,342	—	2,317	292	14,951
Capitalized licenses	3,148	98	—	72	3,318
Customer contracts	3,622	—	—	80	3,702

	50,042	98	14,111	1,078	65,329
Less accumulated amortization	(15,486)	(5,677)	—	(317)	(21,480)

Intangible assets, net	$34,556	$(5,579)	$14,111	$761	$43,849

	Balance at						Balance at
	January 1,			Fair Value	Reclassifications	Translation	December 31,
	2003	Additions	Acquisitions	Adjustment	and Disposals	Adjustment	2003
			(In thousands)

Supply agreements	$5,926	$—	$—	$(1,057)	$—	$492	$5,361
Core and current technology	23,086	—	3,716	(3,435)	—	2,202	25,569
Patent portfolio	12,249	—	1,129	(2,082)	—	1,046	12,342
Capitalized licenses	2,848	—	—	—	—	300	3,148
Customer contracts	4,220	—	—	(927)	—	329	3,622
Capitalized professional fees	594	—	—	—	(605)	11	—

	48,923	—	4,845	(7,501)	(605)	4,380	50,042
Less accumulated amortization	(6,382)	(8,487)	—	190	518	(1,325)	(15,486)

Intangible assets, net	$42,541	$(8,487)	$4,845	$(7,311)	$(87)	$3,055	$34,556

Goodwill

On March 22, 2006, Bookham acquired Avalon for total consideration valued at $5.7 million, plus contingent consideration valued at $1,000,000 (Note 14 — Business Combinations). The goodwill arising from this combination was $2,544,000.

On June 10, 2004, Bookham acquired Onetta for a total consideration valued at $24,982,000 (Note 14 — Business Combinations). The goodwill arising from this combination was $21,202,000.

On March 8, 2004, Bookham acquired New Focus for a total consideration valued at $211,257,000 (Note 14 — Business Combinations). The goodwill arising from the acquisition was $89,525,000.

On October 6, 2003, Bookham acquired Ignis for a total consideration valued at $18,048,000 (Note 14 — Business Combinations). The goodwill arising from this combination was $10,027,000.

No other acquisitions by the Company resulted in recognition of goodwill in the years ended July 1, 2006 and July 2, 2005, or the six month period ended July 3, 2004 or the year ended December 31, 2003.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The expected future annual amortization expense of the other intangible assets is as follows (in thousands):

For the fiscal year ending on or about June 30,
2007	$6,547
2008	3,465
2009	1,495
2010	1,263
2011	822
Thereafter	2,879

Total expected future amortization	$16,471

Impairment of Goodwill and Other Intangible Assets

The Company has adopted SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. SFAS 142 generally requires these impairment tests to be based on a business unit’s “fair value,” which is generally determined through market prices, although in certain cases, in the event of an absence of market prices for particular elements of the relevant business, SFAS 142 also permits the use of discounted future expected cash flows as a basis for testing. The Company has applied both approaches, as appropriate.

In the year ended July 1, 2006, the Company’s annual impairment review of goodwill and other intangibles led to the recording of an impairment charge of $760,000 due to the impairment of intangibles related to Ignis. This charge was entirely related to the optics segment.

In the year ended July 2, 2005, a continued decline in the Company’s share price, and therefore market capitalization, combined with continuing net losses and a history of not meeting revenue and profitability targets, suggested that the goodwill related to certain of its acquisitions may have been impaired as of the third quarter. As a result of these triggering events, the Company performed a preliminary evaluation of the related goodwill balances at that time. In the fourth quarter, the Company finalized this evaluation during its annual evaluation of goodwill, and also performed its annual evaluation of acquired intangible assets. In total, in the year ended July 2, 2005, the Company recorded impairment charges of approximately $114,226,000, approximately $113,592,000 related to goodwill associated with New Focus, Ignis and Onetta, and approximately $634,000 related to intangibles of New Focus, including patents and other technology, for the year ended July 2, 2005. Approximately, $83,326,000 of these charges related to the research and industrial segment, and approximately $30,900,000 related to the optics segment.

Other

During the year ended July 2, 2005, the Company finalized the allocation of the proceeds of the acquisition of New Focus, which involved removing the net assets of JCA from the allocation due to JCA being sold as previously contemplated, increasing accruals and goodwill by $1,738,000 related to revised assumptions on a building lease

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed from New Focus, and increased the purchase price to be allocated by $292,000 for additional professional fees.

During 2003, the Company conducted a Purchase Price Allocation review of its acquisition of NNOC, and identified the need to adjust the original fair value of the fixed assets and inventory. This resulted in an adjustment of the values of all the remaining assets and consequential adjustments of the amortization and depreciation thereof. This adjustment reduced the value of the intangible assets by $7,501,000 and created a reversal of depreciation of $207,000 (Note 14 — Business Combinations).

16.	Related Party Transactions

At July 1, 2006 and July 2, 2005, Nortel Networks owned 6.9% and 11.8% of the outstanding shares of common stock, respectively, in the Company.

Prior to January 13, 2006, Nortel Networks, and subsidiaries of Nortel Networks, also held promissory notes with an aggregate principal amount of $45.9 million. In connection with a series of transactions entered into on January 13, 2006, the promissory notes were settled in full on January 13, 2006 (See Note 17 — Debt).

On January 13, 2006, the Company entered into a third addendum to the Optical Components Supply Agreement dated November 8, 2002 with Nortel Networks Limited (the “Supply Agreement”). The latest addendum obligates Nortel Networks to purchase $72 million of the Company’s product during the 2006 calendar year. The addendum also eliminated provisions requiring the Company to grant a license for the assembly, test, post-processing and test intellectual property (excluding wafer technology) of certain critical products to Nortel Networks Limited and to any designated alternative supplier if the Company’s cash balance was less than $25 million, as well as the provisions giving Nortel Networks Limited the right to buy all Nortel Networks Limited inventory then held by the Company and requiring the Company to grant a license to Nortel Networks Limited or any alternative supplier for the manufacture of all products covered by the first addendum to the Supply Agreement if the Company’s cash balance was less than $10 million.

These January 13, 2006 transactions were the culmination of a series of transactions since the Company’s acquisition of Nortel Networks Optical Components in 2002 under which obligations to Nortel Networks Limited were created and amended, and a supply agreement similarly was entered into and amended. The following describes this series of transactions:

•	At the time of the Company’s acquisition of NNOC in November 2002, a subsidiary of the Company issued a $30 million secured loan note due November 8, 2005 (the “$30m Note”) and a $20 million unsecured loan note due November 8, 2007 (the “Original $20m Note”) to affiliates of Nortel Networks. In connection with the issuance of these notes, the Company and Nortel Networks entered into security agreements with respect to certain assets of the Company. In September 2004, the Original $20m Note was exchanged for a $20 million note convertible into shares of the Company’s common stock (the “New $20m Note”);

•	On December 2, 2004, (i) the $30m Note was amended and restated to, among other things, extend the final maturity date by one year from November 8, 2005 to November 8, 2006 and (ii) the New $20m Note was amended and restated to, among other things, provide that it will not convert into the Company’s common stock (collectively, the “Amended and Restated Notes”). The Amended and Restated Notes were each secured by the assets that secured the $30m Note, as well as certain additional property, plant and equipment of the Company. The Amended and Restated Notes also contained certain limitations, including restrictions on asset sales and a requirement that the Company maintain a cash balance of at least $25 million;

•	On February 7, 2005, the Company, Bookham Technology plc and certain of the Company’s other subsidiaries entered into a Notes Amendment and Waiver Agreement with Nortel Networks Corporation and Nortel Networks UK Limited, relating to the $25 million cash balance covenant set forth in the

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amended and Restated Notes. Under the waiver, the obligation to maintain this cash balance was waived until August 7, 2006; and

•	On February 7, 2005, the Company also entered into an addendum (the “The First Addendum”) to the Supply Agreement. The First Addendum effected the following changes to the Supply Agreement:

•	The term of the Supply Agreement was extended by one year to November 2006, provided that Nortel Networks’ obligation to purchase a percentage of certain optical components from the Company was to expire in accordance with the terms of the Supply Agreement in November 2005;

•	Nortel Networks provided the Company with a purchase commitment for last time buys, or certain of the Company’s discontinued products, which Nortel Networks was obligated to purchase as these products were manufactured and delivered. If the Company failed meet milestones set out in an agreed upon delivery schedule for “last-time buy” products by more than 10% in aggregate revenue for three consecutive weeks, and did not rectify the failure within 30 days, those products would have been deemed critical products, subject to the relevant provisions of the Supply Agreement described below;

•	At Nortel Networks’ request, the Company agreed to increase its manufacturing would critical product wafer in-feeds against a Nortel Networks agreed upon manufacturing schedule. Upon manufacture and placement into inventory, Nortel Networks agreed to pay a holding and inventory fee pending Nortel Network’s outright purchase of such wafers. In addition, Nortel Networks could at its election supply any capital equipment required in connection with the requisite inventory buildup or extend the time period for meeting its demand if its demand required the Company to increase its capital equipment to meet the demand in the required time period;

•	If at any time the Company (a) had a cash balance of less than $25 million; (b) was unable to manufacture critical products in any material respect, and that inability continued uncured for a period of six weeks, or (c) was subject to an insolvency event, such as a petition or assignment in bankruptcy, appointment of a trustee, custodian or receiver, or entrance into an arrangement for the general benefit of creditors, then the Company would have to grant a license for the assembly, post-processing and test intellectual property (but excluding wafer technology) of certain critical products to Nortel Networks and to any designated alternative supplier;

•	If the Company’s cash balance were less than $10 million or there were an insolvency event, Nortel Networks Limited would have had the right to buy all Nortel Networks inventory held by the Company, and the Company would have had to grant a license to Nortel Networks Limited or any alternative supplier for the manufacture of all products covered by the First Addendum;

•	The Company’s licensing and related obligations would terminate on February 7, 2007, unless the license had been exercised, in which case they would terminate 24 months from the date the license was exercised, provided that at that time, among other things, the Company had a cash balance of $25 million and had been able to meet Nortel Network’s demand for the subject products; and

•	Pursuant to the First Addendum, the Company was obligated to make prepayments under the $30 million note and the $20 million note issued to Nortel Networks UK Limited on a pro rata basis in the following amounts upon the occasion of any one of the events described below:

•	$1.0 million if the Company failed to deposit intellectual property relating to all covered products in escrow and its cash balance was below $10 million;

•	$1.0 million in each case if (a) the Company failed to deliver 90% of scheduled last time buys through April 2005, subject to cure provisions (b) the Company failed to meet 90% of scheduled critical component wafer manufacturing through August 2005, subject to cure provisions, or (c) the Company

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

failed to use commercially reasonable efforts to provide for an alternative supplier of two identified product lines when obligated to do so under the agreement; and

•	$2.0 million in each case if (a) the Company failed to deliver 75% of scheduled last time buys through August 2005, subject to cure provisions, or (b) the Company failed to meet 75% of scheduled critical product deliveries through November 2005, subject to cure provisions.

•	On March 28, 2005, the Company entered into a letter agreement (the “Letter Agreement”) with Nortel Networks pursuant to which the Company and Nortel Networks agreed to enter into definitive documentation further amending certain terms of the supply agreement, the Amended and Restated Notes and documentation related to the Amended and Restated Notes, including the security agreements entered into in connection with the Amended and Restated Notes;

•	On May 2, 2005, the Company and Nortel Networks entered into definitive agreements formally documenting the arrangements contemplated by the Letter Agreement. The terms of the definitive agreements were effective April 1, 2005 and include, among other agreements including a security agreement, a further Addendum (the “Second Addendum”) to the supply agreement and a Second Notes Amendment and Waiver Agreement between the Company and Nortel Networks relating to the Amended and Restated Notes (the “Notes Agreement”);

•	The Second Addendum, which amended the terms and provisions of the Supply Agreement as amended by the First Addendum, increased the prices and adjusted the payment terms of certain products shipped to Nortel Networks under the Supply Agreement. The increased prices and adjusted payment terms continued for one year beginning April 1, 2005. Such prices and payment terms were subject to termination if an event of default occurred and continued under the Amended and Restated Notes or if a change in control or bankruptcy event occurred;

•	Pursuant to the Second Addendum, Nortel Networks confirmed the arrangements in the Letter Agreement to issue non-cancelable purchase orders for “last-time buys” for certain products and other “non last-time buy” products. The products were to be delivered to Nortel Networks Limited over the next 12 months beginning on April 1, 2005. This resulted in the issuance of a non-cancelable purchase order for such products valued at approximately $100 million with approximately $50 million of “last-time buy” products and $50 million for other non “last-time buy” products. A specific delivery schedule was agreed for the “last-time buy” products, however, the delivery schedule and composition of the “non last-time buy” products was subject to change as agreed between the parties. The Addendum also formally confirmed increases in the prices and adjustments in the payment terms of certain products shipped to Nortel Networks under the Supply Agreement. Pursuant to the Notes Agreement, Nortel Networks UK Limited waived through May 2, 2006 the terms of the Amended and Restated Notes requiring prepayment in the event the Company raised additional capital. This waiver applied to net proceeds of up to $75 million in the aggregate, provided that the Company used such proceeds for working capital purposes in the ordinary course of business. The waiver would have terminated prior to May 2, 2006 if an event of default had occurred and were continuing under the Amended and Restated Notes or if a change in control or bankruptcy event occurred; and

•	The Notes Agreement further amended the Amended and Restated Notes to provide that an event of default under the Supply Agreement would constitute an event of default under the Amended and Restated Notes. An event of default would occur under the Supply Agreement (and therefore the Amended and Restated Notes) upon:

•	the Company’s intentional cessation of shipment of products to Nortel Networks against an agreed delivery schedule;

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the Company’s failure to deliver products pursuant to the Supply Agreement to the extent that Nortel Networks would be entitled to cancel all or part of an order, provided that Nortel Networks provided written notice of such default;

•	the Company’s failure to meet a milestone for a last time buy product, provided that Nortel Networks provided written notice of such default;

•	the Company’s breach of or default under any one of its material obligations under the Supply Agreement which continued for more than 10 calendar days;

•	Any other default by the Company which would entitle Nortel Networks to terminate the Supply Agreement; or

•	Any event of default under the Amended and Restated Notes.

•	Pursuant to the Notes Agreement, the Company and certain of its subsidiaries entered into security agreements securing the obligations of the Company and its subsidiaries under the Amended and Restated Notes and the Supply Agreement. These obligations were secured by the assets already securing the obligations of the Company and its subsidiaries under the Amended and Restated Notes as of December 2, 2004, as well as by Nortel Networks’ specific inventory and accounts receivable under the Supply Agreement and the Company’s real property located in Swindon, United Kingdom. However, the Company was permitted to sell the Swindon property provided that no event of default had occurred and was continuing under the Amended and Restated Notes, and provided that the Company used the proceeds of such sale for working capital purposes in the ordinary course of business.

In the ordinary course of business, the Company has entered into the following transactions with Nortel Networks for the years ended July 1, 2006 and July 2, 2005, for the six months ended July 3, 2004, and for the year ended December 31, 2003, and had the following trading balances outstanding at July 1, 2006, July 2, 2005, July 3, 2004 and December 31, 2003:

	Sales to
	Related	Purchases from	Receivables from	Liabilities to
	Party	Related Party	Related Party	Related Party
		(In thousands)

Related party
Nortel Networks
July 1, 2006	$110,511	$—	$7,499	$4,250
July 2, 2005	89,505	508	7,271	722
July 3, 2004	36,532	818	11,553	628
December 31, 2003	$85,593	$9,499	$15,133	$739

Other Related Parties

During the quarter ended January 1, 2005, the Company settled a $5.9 million promissory note due from a former Officer and Director of New Focus, which the former Officer and Director had entered into with New Focus in connection with a separation agreement in July 2002. The note, including accrued interest of $0.6 million was settled for a cash payment of $1.2 million. At the time of the acquisition of New Focus, the note had been assumed and recorded on the Company’s books at a value of $1.75 million, and in the quarter ended January 1, 2005 the Company recorded the $0.55 million difference between book value and the payment amount as a purchase price adjustment increasing the goodwill recorded in connection with the New Focus acquisition.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Debt

On January 13, 2006, the Company entered into a series of transactions to (i) retire $45.9 million aggregate principal amount of outstanding notes payable to Nortel Networks UK Limited and (ii) convert $25.5 million in outstanding convertible debentures which were issued in December 2004. In connection with the satisfaction of these debt obligations and conversion of these convertible debentures, the Company issued approximately 10.5 million shares of common stock, warrants to purchase approximately 1.1 million shares of common stock, paid approximately $22.2 million in cash in the fiscal year ended July 1, 2006 for loss on conversion and early extinguishment of debt.

The transactions were accounted for under the provisions of APB 26, “Early Extinguishments of Debt”, except for the conversion of the convertible debentures, which have been accounted for in accordance with SFAS 84, “Induced Conversions of Convertible Debt — an amendment of APB Opinion No. 26”. In accordance with these transactions, the Company has recorded in other expense a loss of $18.8 million in the year ended July 1, 2006.

•	On January 13, 2006, the Company paid Nortel Networks (UK) Limited (“NNUKL”) all $20 million outstanding principal of, plus all accrued interest on, the Amended and Restated Series A-2 Senior Secured Note Due 2007 issued by the Company to NNUKL (the “Series A Note”), and the Series A Note was retired and cancelled. The Registrant also paid NNUKL all of the accrued interest on the Amended and Restated Series B-1 Senior Secured Note Due 2006 issued by Bookham Technology plc to NNUKL, the payment of which and performance of all obligations under which had been fully and unconditionally guaranteed by the Registrant (the “Series B Note”).

•	On January 13, 2006, the Company, Bookham Technology plc and certain subsidiaries of Bookham Technology plc entered into a Release Agreement (the “Release Agreement”) with Nortel Networks, NNKUL, and certain of their affiliates (collectively, “Nortel”). Pursuant to the Release Agreement, Nortel released its security interests in the collateral securing the obligations of the Company and Bookham Technology plc under the Series A Note, the Series B Note and the Optical Components Supply Agreement dated November 8, 2002 (the “Supply Agreement”) between Bookham Technology plc and Nortel Networks Limited (“NNL”).

•	On January 13, 2006, certain accredited institutional investors entered into separate purchase agreements to purchase portions of the Series B Note (the “Note Purchasers”) from NNUKL. Pursuant to the terms of an Exchange Agreement, dated as of January 13, 2006 (the “Exchange Agreement”), by and among the Company, Bookham Technology plc and the Note Purchasers, the Company issued an aggregate of 5,120,793 shares of common stock and warrants to purchase an aggregate of up to 686,000 shares of common stock (the “Note Exchange Warrants”) to the Note Purchasers in exchange for the Series B Note, which was retired and cancelled. The Note Exchange Warrants are exercisable from July 13, 2006 to January 13, 2011 at an exercise price per share of $7.00.

•	Pursuant to the terms of a Securities Exchange Agreement, dated as of January 13, 2006 (the “Securities Exchange Agreement”), by and among the Company and the investors named therein (the “Debenture Holders”), each of the Debenture Holders exercised its rights to convert a portion of the Company’s 7.0% Senior Unsecured Convertible Debentures held by such Debenture Holder (the “Debentures”) into shares of common stock, resulting in the issuance of an aggregate of 3,529,887 shares of common stock. Also pursuant to the Securities Exchange Agreement, the Company paid the Debenture Holders an aggregate of $1,717,663.16 in cash and issued to the Debenture Holders an aggregate of 571,011 additional shares of common stock and warrants (the “Initial Warrants”) to purchase up to 304,359 shares of common stock. The Initial Warrants are exercisable from July 13, 2006 to January 13, 2011 at an exercise price per share of $7.00. Subject to the approval of the Company’s stockholders pursuant to the rules of the NASDAQ Stock Market and the terms of the Securities Exchange Agreement, each of the Debenture Holders agreed to exercise its rights to convert the remaining portion of the Debentures, which would result in the issuance of an aggregate of 178,989 additional shares of common stock. Also pursuant to the Securities Exchange

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement, at the time of such subsequent conversion, the Company agreed to pay the Debenture Holders an aggregate of $538,408,51 in cash and issue to the Debenture Holders an aggregate of 1,106,477 shares of common stock to the Debenture Holders and warrants to purchase an aggregate of up to 95,461 shares of common stock, which would be exercisable on the same terms as the Initial Warrants. The requisite stockholder approval was received on March 22, 2006 and the transactions described in the preceding two sentences were consummated on March 23, 2006.

•	In connection with these transactions, the Company paid $1.8 million in fees to a third party broker.

In determining the accounting loss from these transactions, the Company applied the fair value of the consideration paid, which in the case of the warrants to purchase shares of the Company’s common stock, was based on applying the Black-Scholes-Merton model assuming variables of 84% volatility, zero dividend yield, an expected life of 5 years, and a risk free interest rate of 4.34%.

The original terms of the Nortel Networks promissory notes are described in Note 16 — Related Party Transactions.

The terms and accounting for the Debentures, prior to the January 13, 2006 were as follows:

•	On December 20, 2004, the Company closed a private placement of $25.5 million of 7.0% senior unsecured convertible debentures and warrants to purchase common stock which resulted in net proceeds of $21.5 million. The Company forwarded $4.2 million of the proceeds to Nortel Networks, paying a portion of the Series B Note owed as part of the acquisition of NNOC. The Debentures were convertible into shares of common stock at the option of the holder prior to the maturity of the Debentures on December 20, 2007. The initial conversion price of the debentures was $5.50, which represented a premium of approximately 16% over the closing price of our common stock on December 20, 2004. The holder also had a right of mandatory redemption of unpaid principle and accrued and unpaid interest in the event of a change in control or default, including penalties in the event of a change in control ranging from ten percent to twenty percent of the unpaid principle, as determined based on the timing of the triggering event. The Company had a right to convert the Debentures into shares of common stock under certain circumstances. The warrants provided holders thereof the right to purchase up to 2,001,963 shares of common stock and were exercisable during the five years from the date of grant at an initial exercise price of $6.00 per share, which represents a premium of approximately 26% over the closing price of common stock on December 20, 2004.

•	The valuation of the financial instruments issued in connection with this private placement involved judgment affected the carrying value of each instrument on the balance sheet and the periodic interest expense recorded. In order to determine the valuation of these instruments the Company applied the guidance in Emerging Issues Task Force, “EITF” Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” to value the Debentures, the accompanying warrants and the value of the convertibility element of the Debentures. The Company first determined the fair value of the warrant and its value relative to the Debenture. The Company chose to use the Black-Scholes-Merton model to determine the value of the warrant which requires the determination of the Company’s stock’s volatility and the life of the instrument, among other factors. The Company determined that its stock’s historic volatility of 97% was representative of its stock’s future volatility and used the contractual term of five years for the life of the instrument and a risk free interest rate of 2.89%. The valuation independently derived from the Black-Scholes-Merton model for the warrant was then compared to the face value of the Debenture and a relative value of $5.4 million was assigned to the warrant. The value of the conversion element of the Debenture was determined based on the difference between the relative value of the Debenture per share of $4.35 of the 4.6 million shares, which the Debenture could have converted into, compared to the fair market value per share of $4.77 per share of the Company’s common stock on the date on which the Debentures were entered into. The value of the conversion feature of the

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debenture was thereby determined to be $2.0 million. The value of the warrants and the conversion feature were recorded as a discount to the debt liability on the balance sheet and were amortized to interest expense based on the life of the convertible debenture of three years. In addition, the Company capitalized $1.9 million related to issuance costs associated with the debentures and warrants, which was being amortized as part of interest expense for the term of the debentures, prior to the January 13, 2006 settlement of the debt, as described above.

The warrants issued to the holders of the Debentures on December 20, 2004 are still outstanding.

Other Debt

As of July 1, 2006, the Company has an unsecured loan payable to Scheappi Grundst’ke Verwaltungen KG for $296,000 which is repayable in equal monthly installments until December 2013. This loan bears interest at 5% per annum, which is payable monthly in arrears.

18.	Quarter Summaries (unaudited)

	Three Months Ended
	July 1,	April 1,	Dec. 31,	Oct. 1	July 2,	April 2,	Jan. 1,	Oct. 2,
	2006	2006	2005	2005	2005	2005	2005	2004
			(In thousands, except per share data)

Revenues	$54,993	$53,360	$60,726	$62,571	$61,002	$49,939	$45,751	$43,564
Cost of revenues	50,281	47,561	44,049	48,196	49,295	49,392	49,298	45,662

Gross profit/(loss)	4,712	5,799	16,677	14,375	11,707	547	(3,547)	(2,098)
Operating expenses:
Research and development	11,264	10,914	10,007	10,401	9,754	10,648	12,046	12,377
Selling, general and administrative	12,858	13,204	12,949	13,156	13,913	13,957	14,195	17,443
Amortization of intangible assets	2,494	2,326	2,491	2,693	2,789	2,855	2,837	2,626
IPR&D	—	118	—	—	—	—	—	—
Restructuring charges	5,188	2,441	1,763	1,805	4,860	3,777	7,938	4,313
Legal settlement/(recovery)	(2,153)	7,150	—	—	—	—	—	—
Gain on sale of fixed assets	(124)	(313)	(685)	(947)	—	—	—	(644)
Impairment/(Recovery) of goodwill, other intangible and long-lived assets	1,192	—	—	(1,263)	16,090	98,136	—	—

Total operating expenses	30,719	35,840	26,525	25,845	47,565	129,662	37,132	36,237

Operating loss	(26,007)	(30,041)	(9,848)	(11,470)	(35,858)	(129,115)	(40,679)	(38,335)
Loss on conversion and early extinguishment of debt	(250)	(18,592)	—	—	—	—	—	—
Interest and other income/(expense), net	(729)	621	(2,079)	(850)	(3,171)	(460)	(429)	90

Loss before income taxes	(26,986)	(48,012)	(11,927)	(12,320)	(39,029)	(129,575)	(41,108)	(38,245)
Income tax benefit/(provision)	3	(36)	(2)	11,785	—	—	1	(16)

Net loss	$(26,983)	$(48,048)	$(11,929)	$(535)	$(39,029)	$(129,575)	$(41,107)	$(38,261)

Basic and diluted net loss per share	$(0.47)	$(0.90)	$(0.28)	$(0.02)	$(1.16)	$(3.86)	$(1.23)	$(1.16)
Shares used to compute basic net loss per share	56,917	53,246	42,836	33,805	33,555	33,555	33,535	32,867

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Subsequent Events

Credit Agreement

On August 2, 2006, the Company, with Bookham Technology plc, New Focus, Inc. and Bookham (US) Inc., each a wholly-owned subsidiary of the Company, (collectively, the “Borrowers”), entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, Inc. and other lenders regarding a three-year $25,000,000 senior secured revolving credit facility. Advances are available under the Credit Agreement based on a percentage of accounts receivable at the time the advance is requested.

The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company, Onetta, Inc., Focused Research, Inc., Globe Y. Technology, Inc., Ignis Optics, Inc., Bookham (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., each a wholly-owned subsidiary of the Company (together, the “Guarantors” and together with the Borrowers, the “Obligors”), and are secured pursuant to a security agreement (the “Security Agreement”) by the assets of the Obligors, including a pledge of the capital stock holdings of the Obligors in some of their direct subsidiaries. Any new direct subsidiary of the Obligors is required to execute a guaranty agreement in substantially the same form and join in the Security Agreement.

Pursuant to the terms of the Credit Agreement, borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 2.75 percentage points or the prime rate plus 1.25 percentage points. In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and borrowed again anytime until maturity, which is August 2, 2009. A termination of the commitment line anytime prior to August 2, 2008 will subject the Borrowers to a prepayment premium of 1.0% of the maximum revolver amount.

The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $1,000,000 or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, judgments, and a change of control default. The Credit Agreement contains negative covenants applicable to the Company, the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of EBITDA (if the Borrowers have not maintained specified levels of liquidity), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates.

Private Placement

On August 31, 2006, the Company entered into definitive agreement for a private placement pursuant to which it issued, on September 1, 2006, 8,696,000 shares of common stock, and warrants to purchase up to 2,174,000 shares of common stock, with certain institutional accredited investors for gross proceeds of approximately $23.5 million. The warrants are exercisable beginning on March 2, 2007 during the next five years at an exercise price of $4.00 per share. The Company has agreed to file a registration statement relating to the resale of the shares of common stock and the shares of common stock issued upon the exercise of the warrants. Up to an additional 2,898,667 shares of common stock and warrants to purchase 724,667 shares of common stock may be issued and sold to additional institutional accredited investors at a subsequent closing pursuant to a right of participation under the Exchange Agreement, dated January 13, 2006, by and among us, Bookham Technology plc and the parties listed on Exhibit A thereto.

Schedule II: Valuation and Qualifying Accounts

Years Ended July 1, 2006, July 2, 2005, Six Months Ended July 3, 2004 and
Year Ended December 31, 2003

			Additions
	Balance of	Exchange	Charged to
	Beginning of	Rate	Costs and	Deductions	Balance at
Description	Year	Movements	Expenses	Write Offs	End of Year
	(In thousands)

Year Ended July 1, 2006
Allowance for doubtful accounts	$445	$—	$386	$(239)	$592
Product returns	281	—	289	(171)	398
Year Ended July 2, 2005
Allowance for doubtful accounts	858	(2)	113	(524)	445
Product returns	402	—	212	(333)	281
Six Months Ended July 3, 2004
Allowance for doubtful accounts	396	9	548	(95)	858
Product returns	191	4	886	(679)	402
Year Ended December 31, 2003
Allowance for doubtful accounts	322	38	36	—	396
Product returns	$641	$27	$—	$(477)	$191

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3.1		Amended and Restated Bylaws of Bookham, Inc. (previously filed as Exhibit 3.2 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
3.2		Restated Certificate of Incorporation of Bookham, Inc. (previously filed as Exhibit 3.1 to Current Report on Form 8-K (file no. 000-30684) dated September 10, 2004, and incorporated herein by reference).
10.1		Agreement and Plan of Merger, dated September 21, 2003, by and among Bookham Technology plc, Budapest Acquisition Corp. and New Focus, Inc. (previously filed as Appendix A to Registration Statement on Form F-4, as amended (file no. 333-109904) dated February 3, 2004, and incorporated herein by reference).
10.2		Acquisition Agreement dated as of October 7, 2002 between Nortel Networks Corporation and Bookham Technology plc (previously filed as Exhibit 1 to Schedule 13D filed by Nortel Networks Corporation on October 17, 2002, and incorporated herein by reference).
10	.3*	Letter Agreement dated November 8, 2002 between Nortel Networks Corporation and Bookham Technology plc amending the Acquisition Agreement referred to in Exhibit 10.2 (previously filed as Exhibit 4.2 to Amendment No. 2 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2002, and incorporated herein by reference).
10	.4*	Optical Components Supply Agreement dated November 8, 2002, by and between Nortel Networks Limited and Bookham Technology plc (previously filed as Exhibit 4.3 to Amendment No. 1 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2002, and incorporated herein by reference).
10.5		Relationship Deed dated November 8, 2002 between Nortel Networks Corporation and Bookham Technology plc (previously filed as Exhibit 4.4 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2002, and incorporated herein by reference).
10.6		Registration Rights Agreement dated as of November 8, 2002 among Nortel Networks Corporation, the Nortel Subsidiaries listed on the signature pages and Bookham Technology plc (previously filed as Exhibit 4.5 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2002, and incorporated herein by reference).
10.7		Agreement relating to the Sale and Purchase of the Business of Marconi Optical Components Limited, dated December 17, 2001, among Bookham Technology plc, Marconi Optical Components Limited and Marconi Corporation plc (previously filed as Exhibit 4.1 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2001, and incorporated herein by reference).
10.8		Supplemental Agreement to the Agreement relating to the Sale and Purchase of the Business of Marconi Optical Components Limited, dated January 31, 2002, among Bookham Technology plc, Marconi Optical Components Limited and Marconi Corporation plc (previously filed as Exhibit 4.2 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2001, and incorporated herein by reference).
10	.9(1)	Service Agreement dated July 23, 2001 between Bookham Technology plc and Giorgio Anania (previously filed as Exhibit 4.5 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2001, and incorporated herein by reference).
10.10		Lease dated May 21, 1997, between Bookham Technology plc and Landsdown Estates Group Limited, with respect to 90 Milton Park, Abingdon, England (previously filed as Exhibit 10.1 to Registration Statement on Form F-1, as amended (file no. 333-11698) dated April 11, 2000, and incorporated herein by reference).
10.11		Lease dated December 23, 1999 by and between Silicon Valley Properties, LLC and New Focus, Inc., with respect to 2580 Junction Avenue, San Jose, California (previously filed as Exhibit 10.32 to Amendment No. 1 to Transition Report on Form 10-K (file no. 000-30684) for the for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10	.12(1)	2004 Employee Stock Purchase Plan (previously filed as Exhibit 10.18 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10	.13(1)	2004 Sharesave Scheme (previously filed as Exhibit 10.20 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

10	.14(1)	Director’s Fee Agreement dated as of August 1, 2002, between Bookham Technology plc and Lori Holland (previously filed as Exhibit 4.23 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2003, and incorporated herein by reference).
10	.15(1)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Giorgio Anania (previously filed as Exhibit 10.23 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10	.16(1)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Stephen Abely (previously filed as Exhibit 10.25 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10	.17(1)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Stephen Turley (previously filed as Exhibit 10.26 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10	.18(1)	Principal Statement of Terms and Conditions dated September 13, 2001 between Bookham Technology plc and Stephen Abely, as amended on July 1, 2003 (previously filed as Exhibit 10.29 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10	.19(1)	Principal Statement of Terms and Conditions dated August 15, 2001 between Bookham Technology plc and Stephen Turley (previously filed as Exhibit 10.30 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10.20		Securities Purchase Agreement, dated as of December 20, 2004, by and between Bookham, Inc. and the Investors (as such term is defined therein) (previously filed as Exhibit 99.1 to Current Report on Form 8-K (file no. 000-30684) dated December 10, 2004, and incorporated herein by reference).
10.21		Registration Rights Agreement, dated as of December 20, 2004, by and between Bookham, Inc. and the Investors (as such term is defined therein) (previously filed as Exhibit 99.2 to Current Report on Form 8-K (file no. 000-30684) dated December 10, 2004, and incorporated herein by reference).
10.22		Form of Warrant (previously filed as Exhibit 99.4 to Current Report on Form 8-K (file no. 000-30684) dated December 10, 2004, and incorporated herein by reference).
10	.23*	Addendum to Optical Components Supply Agreement, dated as of February 7, 2005, by and between Bookham Technology plc and Nortel Networks Limited (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, and incorporated herein by reference).
10	.24(1)	UK Subplan to the 2004 Stock Incentive Plan (previously filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, and incorporated herein by reference).
10	.25(1)	Restricted Stock Agreement dated February 9, 2005 between Bookham, Inc. and Giorgio Anania (previously filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, and incorporated herein by reference).
10	.26(1)	Restricted Stock Agreement dated February 9, 2005 between Bookham, Inc. and Stephen Abely (previously filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, and incorporated herein by reference).
10	.27(1)	Bonus Agreement dated February 9, 2005 between Bookham, Inc. and Giorgio Anania (previously filed as Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, and incorporated herein by reference).
10	.28(1)	Bonus Agreement dated February 9, 2005 between Bookham, Inc. and Stephen Abely (previously filed as Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, and incorporated herein by reference).
10	.29*	Addendum to Optical Components Supply Agreement, dated as of April 1, 2005, by and between Bookham Technology plc and Nortel Networks Limited (previously filed as Exhibit 10.36 to Annual Report on Form 10-K for the year ended July 2, 2005, and incorporated herein by reference).
10	.30(1)	Contract of Employment between Bookham Technology plc and Jim Haynes (previously filed as Exhibit 10.38 to Annual Report on Form 10-K for the year ended July 2, 2005, and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

10.31		Share Purchase Agreement dated August 10, 2005 among London Industrial Leasing Limited, Deutsche Bank AG (acting through its London Branch) and Bookham Technology plc (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference).
10.32		Loan Facility Agreement dated August 10, 2005 between City Leasing (Creekside) Limited and Deutsche Bank AG, Limited, for a facility of up to £18,348,132.33 (previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference).
10.33		Loan Facility Agreement dated August 10, 2005 between City Leasing (Creekside) Limited and Deutsche Bank AG, Limited for a facility of up to £42,500,000.00 (previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference).
10.34		2004 Stock Incentive Plan, as amended, including forms of stock option agreement for incentive and nonstatutory stock options, forms of restricted stock unit agreement and forms of restricted stock agreement (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference).
10	.35(1)	Restricted Stock Agreement dated November 11, 2005 between Bookham, Inc. and Giorgio Anania (previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference).
10	.36(1)	Restricted Stock Agreement dated November 11, 2005 between Bookham, Inc. and Stephen Abely (previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference).
10	.37(1)	Restricted Stock Agreement dated November 11, 2005 between Bookham, Inc. and Stephen Turley (previously filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference).
10	.38(1)	Restricted Stock Agreement dated November 11, 2005 between Bookham, Inc. and Jim Haynes (previously filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference).
10	.39(1)	Restricted Stock Agreement dated November 11, 2005 between Bookham, Inc. and Stephen Turley (previously filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference).
10	.40(1)	Bookham, Inc. Cash Bonus Program (previously filed as Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference).
10	.41(1)	Summary of Director Compensation (previously filed as Exhibit 10.8 to Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference).
10	.42(1)	Form of Indemnification Agreement, dated October 26, 2005, between Bookham, Inc. and each of Giorgio Anania, Peter Bordui, Joseph Cook, Lori Holland, Liam Nagle, W. Arthur Porter and David Simpson (previously filed as Exhibit 99.1 to Current Report on Form 8-K filed on November 1, 2005, and incorporated herein by reference).
10	.43*	Addendum and Amendment to Optical Components Supply Agreement, dated January 13, 2006, between Nortel Networks Limited and Bookham Technology plc (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, and incorporated herein by reference).
10.44		Registration and Lock-Up Agreement, dated as of January 13, 2006, among Bookham Technology plc, Bookham, Inc. and Nortel Networks Corporation (previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, and incorporated herein by reference).
10.45		Agreement for Sale and Leaseback dated as of March 10, 2006, by and among Bookham Technology plc, Coleridge (No. 24) Limited and Bookham, Inc. (previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, and incorporated herein by reference).
10.46		Pre-emption Agreement dated as of March 10, 2006, by and among Bookham Technology plc, Coleridge (No. 24) Limited and Bookham, Inc. (previously filed as Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, and incorporated herein by reference).
10.47		Lease dated as of March 10, 2006, by and among Bookham Technology plc, Coleridge (No. 24) Limited and Bookham, Inc. (previously filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.48	Exchange Agreement, dated as of January 13, 2006, by and among Bookham, Inc., Bookham Technology plc and the Investors (as defined therein) (previously filed as exhibit 99.1 to Current Report on Form 8-K filed on January 17, 2006, and incorporated herein by reference)
10.49	Form of Warrant (previously filed as exhibit 99.2 to Current Report on Form 8-K filed on January 17, 2006, and incorporated herein by reference)
10.50	Securities Exchange Agreement, dated as of January 13, 2006, by and between Bookham, Inc. and the Investors (as such term is defined therein) (previously filed as exhibit 99.3 to Current Report on Form 8-K filed on January 17, 2006, and incorporated herein by reference)
10.51	Registration Rights Agreement, dated as of January 13, 2006, by and between Bookham, Inc. and the Investors (as such term is defined therein) (previously filed as exhibit 99.4 to Current Report on Form 8-K filed on January 17, 2006, and incorporated herein by reference)
10.52	Form of Warrant (previously filed as exhibit 99.5 to Current Report on Form 8-K filed on January 17, 2006, and incorporated herein by reference)
10.53	Credit Agreement, dated as of August 2, 2006, among Bookham, Inc., Bookham Technology plc, New Focus, Inc. and Bookham (US), Inc., Wells Fargo Foothill, Inc. and other lenders party thereto
10.54	Security Agreement, dated as of August 2, 2006, among Bookham, Inc., Onetta, Inc., Focused Research, Inc., Globe Y. Technology, Inc., Ignis Optics, Inc., Bookham (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., Wells Fargo Foothill, Inc. and other secured parties party thereto.
21.1	List of Bookham, Inc. subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Commission.

**	The exhibits and schedules to this agreement were omitted by Bookham, Inc. Bookham, Inc. agrees to furnish any exhibit or schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.

(1)	Management contract or compensatory plan or arrangement.