Form 10-Q
period 2006-09-30
BOOKHAM, INC.
filed 2006-11-09
CIK 1110647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer☐       Accelerated filer☑       Non-accelerated filer☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of November 3, 2006, there were 69,573,575 shares of common stock outstanding.

BOOKHAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BOOKHAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,	July 1,
	2006	2006 (a)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,024	$37,750
Restricted cash	6,178	1,428
Accounts receivable, net	27,005	26,280
Amounts due from related party, net	4,502	7,499
Inventories	51,612	53,860
Current deferred tax asset	348	348
Prepaid expenses and other current assets	7,768	11,436
Assets held for resale	9,808	—

Total current assets	159,245	138,601
Long-term restricted cash	—	4,119
Goodwill	8,881	8,881
Other intangible assets, net	17,823	19,667
Property and equipment, net	39,358	52,163
Non-current deferred tax asset	12,568	12,911
Other long-term assets	483	455

Total assets	$238,358	$236,797

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,678	$26,143
Liabilities to related party	4,707	4,250
Accrued expenses and other liabilities	30,967	33,087
Current deferred tax liability	12,568	12,911

Total current liabilities	68,920	76,391
Non-current deferred tax liability	348	348
Other long-term liabilities	2,998	4,989
Deferred gain on sale-leaseback	20,381	19,928

Total liabilities	92,647	101,656

Commitments and contingencies — Note 10

Stockholders’ equity:
Common stock:
$0.01 par value; 175,000,000 authorized; 69,573,575 and 57,978,908 issued and outstanding at September 30, 2006 and July 1, 2006, respectively	696	580
Additional paid-in capital	1,084,180	1,053,626
Accumulated other comprehensive income	38,250	35,460
Accumulated deficit	(977,415)	(954,525)

Total stockholders’ equity	145,711	135,141

Total liabilities and stockholders’ equity	$238,358	$236,797

The accompanying notes form an integral part of these condensed consolidated financial statements.
(a)   The information in this column was derived from the Company’s audited consolidated balance sheet as of July 1, 2006.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended
	September 30, 2006	October 1, 2005
	(Unaudited)	(Unaudited)
Revenues	$41,762	$44,118
Revenues from related party	14,629	18,453

Total revenues	56,391	62,571
Cost of revenues	46,950	48,196

Gross profit	9,441	14,375

Operating expenses:
Research and development	11,493	10,401
Selling, general and administrative	12,859	13,156
Amortization of intangible assets	2,274	2,693
Restructuring charges	2,901	1,805
Legal settlement	490	—
Impairment/(recovery) of other long-lived assets	1,901	(1,263)
Gain on sale of property and equipment	(1,100)	(947)

Total operating expenses	30,818	25,845

Operating loss	(21,377)	(11,470)

Other income/(expense), net:
Other income/(expense), net	—	214
Interest income	177	126
Interest expense	(43)	(2,441)
Gain/(loss) on foreign exchange	(1,651)	1,251

Total other income/(expense), net	(1,517)	(850)

Loss before income taxes	(22,894)	(12,320)
Income tax benefit	4	11,785

Net loss	$(22,890)	$(535)

Net loss per share (basic and diluted)	$(0.38)	$(0.02)

Weighted average shares of common stock outstanding (basic and diluted)	60,178	33,805

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended
	September 30, 2006	October 1, 2005
	(Unaudited)	(Unaudited)
Cash flows used in operating activities:
Net loss	$(22,890)	$(535)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,502	7,712
Stock-based compensation expense	1,923	2,882
Impairment/(Recovery) of long-lived assets	1,901	(1,263)
Gain on sale of property and equipment	(1,100)	(947)
One time tax gain	—	(11,785)
Unrealized gain on foreign currency contracts	—	(662)
Foreign currency re-measurement of notes payable	—	441
Amortization of deferred gain on sale leaseback	(275)	—
Amortization of interest expense for warrants and beneficial conversion feature	—	662
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	3,234	(2,662)
Inventories	3,129	(4,266)
Prepaid expenses and other current assets	4,223	1,288
Accounts payable	(5,932)	1,256
Accrued expenses and other liabilities	(4,614)	(3,049)

Net cash used in operating activities	(13,899)	(10,928)

Cash flows provided by/(used in) investing activities:
Purchase of property and equipment	(2,293)	(1,302)
Proceeds from sale of property and equipment	1,451	888
Acquisitions, net cash acquired	—	7,866
Transfers (to)/from restricted cash	(611)	338

Net cash provided by/(used in) investing activities	(1,453)	7,790

Cash flows provided by financing activities:
Proceeds from issuance of common stock	28,764	—
Proceeds from sale of land held for re-sale	—	14,734
Repayment of loans	(13)	(33)

Net cash provided by financing activities	28,751	14,701

Effect of exchange rates on cash	875	(1,273)

Net increase in cash and cash equivalents	14,274	10,290

Cash and cash equivalents at beginning of period	37,750	24,934

Cash and cash equivalents at end of period	$52,024	$35,224

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Business
Bookham Technology plc was incorporated under the laws of England and Wales on September 22, 1988. On September 10, 2004, pursuant to a scheme of arrangement under the laws of the United Kingdom, Bookham Technology plc became a wholly-owned subsidiary of Bookham, Inc., a Delaware corporation. Bookham, Inc. designs, manufactures and markets optical components, modules and subsystems principally for use in the telecommunications industry. Bookham, Inc. also manufactures high-speed electronic components for the telecommunications, defense and aerospace industries. References to the “Company” mean Bookham, Inc. and its subsidiaries’ consolidated business activities since September 10, 2004 and Bookham Technology plc’s consolidated business activities prior to September 10, 2004.
Note 2. Basis of Preparation
The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 and for the three months ended September 30, 2006 and October 1, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X, and include the accounts of Bookham, Inc. and all of its subsidiaries. Information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at September 30, 2006 and the consolidated operating results and cash flows for the three months ended September 30, 2006 and October 1, 2005. The consolidated results of operations for the three months ended September 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2007.
The condensed consolidated balance sheet at July 1, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended July 1, 2006 included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006.
On August 2, 2006, the Company, as parent, with Bookham Technology plc, New Focus, Inc. and Bookham (US) Inc., each a wholly-owned subsidiary of the Company (collectively, the “Borrowers”), entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, Inc. and other lenders regarding a three-year $25 million senior secured revolving credit facility. Advances are available under the Credit Agreement based on 80% of “qualified accounts receivable”, as defined in the Credit Agreement, at the time the advance is requested.
On August 31, 2006, the Company entered into an agreement for a private placement of common stock and warrant pursuant to which it issued and sold 8,696,000 shares of common stock and warrants to purchase up to 2,174,000 shares of common stock, which sale closed on September 1, 2006, and issued and sold an additional 2,892,667 shares of common stock and warrants to purchase an additional 724,667 shares of common stock in a second closing on September 19, 2006, in both cases such shares of common stock and warrants were issued and sold to certain accredited investors. Net proceeds to the Company from this private placement were a total of $28.8 million. The warrants are exercisable during the period beginning on March 2, 2007 through September 1, 2011, at an exercise price of $4.00 per share.
In the Company’s Annual Report of Form 10-K for the fiscal year ended July 1, 2006, the Company disclosed that, based on its cash balances and its continuing and expected losses for the foreseeable future, if it fails to meet management’s current cash flow forecasts, or is unable to draw sufficient amounts under the Credit Agreement for any reason, it will need to raise additional funding of at least $10 million to $20 million through external sources prior to July 2007 in order to maintain sufficient financial resources to operate as a going concern through the end of fiscal 2007. The Company also disclosed that, if necessary, it will attempt to raise additional funds by any one or combination of the following: (i) completing the sale of certain assets;

(ii) issuing equity, debt or convertible debt; and (iii) selling certain non core businesses, and that there can be no assurance of the Company’s ability to raise sufficient capital through these, or any other efforts.
Since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006, the Company completed the second closing of the private placement referred to above, resulting in gross proceeds of approximately $7.8 million. The Company has also signed an agreement to sell its Paignton U.K. manufacturing site for gross proceeds of £5 million (approximately $9.4 million based on an exchange rate of $1.88 to £1.00), in a transaction scheduled to close in November 2006.
The preparation of the Company’s financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. Descriptions of these policies are included in the Company’s Annual Report on Form 10-K for the year ended July 1, 2006.
Note 3. Stock-based Compensation Expense
On July 3, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payments”, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on the grant date fair value using the modified-prospective-transition method. The application of SFAS No. 123R involves significant amounts of judgment in the determination of inputs into the Black-Scholes model which the Company uses to determine the value of employee, director and officer stock options. Inherent in this model are assumptions related to expected stock price volatility, option life, risk free interest rate and dividend yield. While the risk free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates.
The Company has not and does not anticipate distributing dividends to stockholders and accordingly uses a 0% dividend yield assumption for all Black-Scholes calculations. The Company uses an expected stock-price volatility assumption that is primarily based on historical realized volatility of the underlying stock during a period of time. For stock option grants made during the three months ended September 30, 2006, the Company used an expected stock price volatility of 85%. With regard to the weighted average option life assumption, the Company evaluates the exercise behavior of past grants as a basis to predict future activity. For stock option grants made during the three months ended September 30, 2006, the Company used a weighted average expected option life assumption of 4.5 years. The risk free rate is based on the zero coupon Treasury Strip Yields for the expected term on the date of grant. For stock option grants made during the three months ended September 30, 2006, the Company used a weighted average risk free rate of 4.9%. There were no options granted during the three months ended October 1, 2005. In the three months ended September 30, 2006 and October 1, 2005, the Company recorded a total of $1.9 million and $2.9 million of stock-based compensation related expenses, respectively.
Note 4. Comprehensive Loss
For the three months ended September 30, 2006 and October 1, 2005, the Company’s comprehensive loss is comprised of its net loss, the change in the unrealized gain on currency instruments designated as hedges and foreign currency translation adjustments. The components of comprehensive loss were as follows:

	Three months ended
	September 30, 2006	October 1, 2005
	(in thousands)
Net loss	$22,890	$535
Change in unrealized gain on currency instruments designated as hedges	217	—
Currency translation adjustment	(3,007)	2,136

Total comprehensive loss	$20,100	$2,671

Note 5. Earnings Per Share
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
Because the Company incurred a net loss for the three months ended September 30, 2006 and October 1, 2005, the effect of potentially dilutive securities totaling 14,071,349 and 9,716,000 equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because they would have been anti-dilutive.
Note 6. Inventories
Inventories consist of the following:

	September 30, 2006	July 1, 2006
	(in thousands)
Inventories:
Raw materials	$15,715	$17,006
Work in process	22,090	20,823
Finished goods	13,807	16,031

	$51,612	$53,860

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	September 30, 2006	July 1, 2006
	(in thousands)
Accounts payable accruals	$3,820	$4,497
Compensation and benefits related accruals	5,498	5,465
Warranty accrual	3,593	3,429
Other accruals	7,224	6,763
Current portion of restructuring accrual	10,811	12,933

	$30,946	$33,087

Note 8. Assets Held for Resale; Impairment of Long Lived Assets
During the quarter ended September 30, 2006, the Company designated the assets underlying its Paignton U.K. manufacturing site as held for sale. During the same quarter, Bookham Technology plc, a wholly-owned subsidiary of the Company, entered into an agreement to sell the site to a third party for gross proceeds of £5.0 million (approximately $9.4 million based on an exchange rate of $1.88 to £1.00), in a transaction expected to close in November 2006. The agreement has a provision under which the Company has as option to lease back a portion of the Paignton U.K. facility from the buyer for a two-year term, at a contractual rate which approximates market rates, which could be terminated at any time by Bookham Technology plc on three months notice. During the quarter ended September 30, 2006, the Company also recorded an impairment charge of $1.9 million, writing down the net book value of the Paignton U.K. property down to the expected net realizable value as determined based on the terms of the agreement, net of estimated selling costs.
Note 9. Credit Agreement
On August 2, 2006, the Borrowers entered into the Credit Agreement with Wells Fargo Foothill, Inc. and other lenders regarding a three-year $25,000,000 senior secured revolving credit facility. Advances are available under the Credit Agreement based on 80 percent of “qualified accounts receivable”, as defined in the Credit Agreement, at the time the advance is requested.

The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company, Onetta, Inc., Focused Research, Inc., Globe Y. Technology, Inc., Ignis Optics, Inc., Bookham (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., each a wholly-owned subsidiary of the Company (together, the “Guarantors” and together with the Borrowers, the “Obligors”), and are secured pursuant to a security agreement (the “Security Agreement”) by the assets of the Obligors, including a pledge of the capital stock holdings of the Obligors in some of their direct subsidiaries. Any new direct subsidiary of the Obligors is required to execute a security agreement in substantially the same form and join in the Security Agreement.
Pursuant to the terms of the Credit Agreement, borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 2.75 percentage points or the prime rate plus 1.25 percentage points. In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and borrowed again any time until maturity on August 2, 2009. A termination of the commitment line any time prior to August 2, 2008 will subject the Borrowers to a prepayment premium of 1.0% of the maximum revolver amount.
The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes payment defaults, defaults in the performance of affirmative and negative covenants, the material inaccuracy of representations or warranties, a cross-default related to other indebtedness in an aggregate amount of $1,000,000 or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, judgments, and a change of control default. The Credit Agreement contains negative covenants applicable to the Company, the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of EBITDA (if the Borrowers have not maintained specified levels of liquidity), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates. As of September 30, 2006, there were no amounts drawn under the credit facility and the Company is in compliance with all covenants under the credit facility.
Note 10. Commitments and Contingencies
Guarantees
The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34” (“FIN 45”) effective December 31, 2002. The Company has the following financial guarantees:
•	In connection with the sale by New Focus, Inc. of its passive component line to Finisar, Inc., New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This obligation expires in May 2009 and has no maximum liability. In connection with the sale by New Focus of its tunable laser technology to Intel Corporation, New Focus agreed to indemnify Intel against losses for certain intellectual property claims. This obligation expires in May 2008 and has a maximum liability of $7.0 million. The Company does not expect to pay out any amounts in respect of these obligations, therefore no accrual has been made.

•	The Company indemnifies its directors and certain employees as permitted by law. The Company has not recorded a liability associated with these obligations as the Company historically has not incurred any costs associated with such obligations. Costs associated with such obligations may be mitigated by insurance coverage that the Company maintains.

•	The Company also has indemnification clauses in various contracts that it enters into in the normal course of business, such as those issued by its bankers in favor of several of its suppliers or indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing the Company’s products should such products infringe the intellectual property rights of a third party. The Company has not historically paid out any amounts related to these obligations and does not expect to in the future, therefore no accrual has been made for these obligations.
Provision for warranties
The Company accrues for the estimated costs to provide warranty services at the time revenue is recognized. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the

Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the Company’s warranty costs will increase, resulting in a decrease to gross profit and an increase to net loss.

	Three months ended
	September 30, 2006	October 1, 2005
	(in thousands)
Warranty provision at beginning of period	$3,429	$3,782
Warranties issued	213	159
Warranties utilized	—	(82)
Warranties expired, and other changes in liability	(161)	(23)
Currency translation	112	(49)

Warranty provision at end of period	$3,593	$3,787

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
Plaintiffs and most of the issuer defendants and their insurers have entered into a stipulation of settlement for the claims against the issuer defendants, including the Company. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement and setting a public hearing on its fairness which took place on April 24, 2006. The judge has yet to render a decision on the fairness hearing. The Company believes that both Bookham Technology, plc and New Focus have meritorious defenses to the claims made in the Amended Complaint and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
Note 11. Restructuring
The following table summarizes the activity related to the Company’s restructuring liability for the three months ended September 30, 2006:

	Accrued	Amounts
	restructuring	charged to				Accrued
	costs at	restructuring				restructuring
	July 1,	costs and	Amounts	Amounts paid		costs at
(in thousands)	2006	other	reversed	or written off	Adjustments	September 30, 2006
Lease cancellations and commitments	$11,438	$590	$—	$(2,215)	$(61)	$9,752
Termination payments to employees and related costs	4,691	2,314	(3)	(3,563)	207	3,646

Total restructuring accrual and other	$16,129	$2,904	$(3)	$(5,778)	$146	$13,398

Less non-current accrued restructuring charges	(3,196)					(2,587)

Accrued restructuring charges included within other accrued liabilities	$12,933					$10,811

In May and November 2004, the Company announced restructuring plans, including the transfer of its assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. These cost reduction efforts were expanded in November 2005 to include the transfer of the Company’s chip-on-carrier assembly from Paignton to Shenzhen, which is expected to be completed in the quarter ended December 30, 2006. In May 2006, the Company announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, also expected to be completed in the quarter ended December 31, 2006.
As of September 30, 2006, the Company spent $26 million on these restructuring plans overall, and in total anticipates spending approximately $30 million to $37 million, which includes the May 2006 cost reduction plan. The substantial portion of the remaining costs are severance and retention related, and are being accrued over the remaining service periods of the employees, and a substantial portion of that remaining amount is expected to be paid in the quarter ended December 31, 2006. The Company expects the cost reduction plan announced in May 2006 to reduce its costs by between $5.5 million and $6.5 million in the March 2007 quarter, when the cost savings are expected to be realized, when compared to the expenses incurred in the quarter ended April 1, 2006.
In connection with earlier plans of restructuring, and the assumption of restructuring accruals upon the acquisition of New Focus in March 2004, in the quarter ended September 30, 2006, the Company continued to make scheduled payments drawing down the related lease cancellations and commitments. The Company also accrued an additional $0.6 million for revised estimates related to one of these commitments. Remaining net payments of lease cancellation and commitments under these actions are included in the ending restructuring accrual as of September 30, 2006.
Note 12. Segments of an Enterprise and Related Information
The Company is currently organized and operates as two operating segments: optics, and research and industrial. The optics segment designs, develops, manufactures, markets and sells optical solutions for telecommunications and industrial applications. The research and industrial segment designs, develops, manufactures, markets and sells photonic and microwave solutions. The Company evaluates the performance of its segments and allocates resources based on consolidated revenues and overall profitability.
Segment information for the three months ended September 30, 2006 and October 1, 2005 is as follows:

	Three months ended
	September 30,	October 1,
	2006	2005
	(in thousands)
Revenues:
Optics	$49,211	$56,470
Research and industrial	7,180	6,101

Consolidated revenues	$56,391	$62,571

Net loss:
Optics	$(22,104)	$(542)
Research and industrial	(786)	7

Consolidated net loss	$(22,890)	$(535)

Note 13. Significant Related Party Transactions
As of September 30, 2006, Notel Networks owned 6% of the outstanding common stock of the Company. In the ordinary course of business, the Company had revenues of $14,629,000 from Nortel Networks in the three months ended September 30, 2006, and as of September 30, 2006 had accounts receivable, net, due from Nortel Networks of $4,502,000 and had liabilities due to Nortel Networks of $4,707,000.
Note 14. Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (FSP AUG AIR-1). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of FSP AUG AIR-1 will not have a material impact on the Company’s consolidated financial position or results of operations.
In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The implementation of this standard will not have a material impact on the Company’s consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and the documents incorporated in it by reference contain forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as “expect,” “anticipate,” “intend,” “scheduled”, “plan,” “believe,” “seek,” “estimate,” “may,” “will”, “continue” and similar words. You should read statements that contain these words carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have no control. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q (including our need for additional funding to continue as a going concern) and the documents incorporated in it by reference identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
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
We operate in two business segments: (i) optics, and (ii) research and industrial. The optics segment relates to the design, development, manufacture, marketing and sale of optical solutions for telecommunications and industrial applications. The research and industrial segment relates to the design, manufacture, marketing and sale of photonics and microwave solutions.
In our Annual Report of Form 10-K for the fiscal year ended July 1, 2006, we disclosed that, based on cash balances and our continuing and expected losses for the foreseeable future, if we fail to meet our management’s current cash flow forecasts, or are unable to draw sufficient amounts under the three year $25 million senior secured credit facility we entered into with Wells Fargo Foothill, Inc., and other lenders in August 2006, for any reason, we will need to raise additional funding of at least $10 million to $20 million through external sources prior to July 2007 in order to maintain sufficient financial resources to operate as a going concern through the end of fiscal 2007. We also disclosed that, if necessary, we will attempt to raise additional funds by any one or combination of the following: (i) completing the sale of certain assets; (ii) issuing equity, debt or convertible debt; and (iii) selling certain non core businesses, and that there can be no assurance of our ability to raise sufficient capital through these, or any other efforts.
Credit Facility
On August 2, 2006, we, with Bookham Technology plc, New Focus, Inc. and Bookham (US) Inc., each a wholly-owned subsidiary, which we collectively refer to as the Borrowers, entered into a credit agreement, or Credit Agreement, with Wells Fargo Foothill, Inc. and other lenders regarding a three-year $25,000,000 senior secured revolving credit facility. Advances are available under the Credit Agreement based on 80% of “qualified accounts receivable”, as defined in the Credit Agreement, at the time the advance is requested.

Private Placement
On August 31, 2006, we entered into an agreement for a private placement of common stock and warrants pursuant to which we issued and sold 8,696,000 shares of common stock and warrants to purchase up to 2,174,000 shares of common stock, which sale closed on September 1, 2006, and issued and sold an additional 2,892,667 shares of common stock and warrants to purchase up to an additional 724,667 shares of common stock in a second closing on September 19, 2006, in both cases such shares of common stock and warrants were issued and sold to certain accredited investors. Our net proceeds from this private placement were $28.8 million. The warrants are exercisable during the period beginning on March 2, 2007 through September 1, 2011, at an exercise price of $4.00 a share.
Sale of Paignton, U.K. Facility
On September 20, 2006, Bookham Technology plc, our wholly-owned subsidiary, entered into an agreement to sell its Paignton U.K. manufacturing site for gross process of £5 million (approximately $9.4 million based on an exchange rate of $1.88 to £1.00), in a transaction scheduled to close in mid-November 2006. The agreement has a provision under which we have an option to lease back a portion of the Paignton, U.K. site from the buyer for a two-year term, which could be terminated at any time by Bookham Technology plc on three months notice. We plan to move our remaining Paignton research and development personnel and operations to a smaller site during calendar 2007, regardless.
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
The critical accounting policies we identified in our Annual Report on Form 10-K for the year ended July 1, 2006 related to revenue recognition and sales returns, inventory valuation, accounting for acquisitions and goodwill, impairment of goodwill and other intangible assets, accounting for acquired in-process research and development and accounting for share-based payments. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on September 14, 2006.

Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”, or FIN 48. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157. SFAS No. 157 establishes a common definition for “fair value” to be applied to generally accepted accounting principles in the United States guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, or SFAS No. 158. SFAS No. 158 requires that employers recognize, on a prospective basis, the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. We do not expect the implementation of SFAS No. 158 to have a material impact on our consolidated financial position or results of operations.
In September 2006, the FASB issued FASB Staff Position AUG AIR-1 “Accounting for Planned Major Maintenance Activities”, or FSP AUG AIR-1. FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. We do not expect the implementation of FSP AUG AIR-1 to have a material impact on our consolidated financial position or results of operations.
In September 2006, the SEC staff issued Staff Accounting Bulletin, No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We do not expect the implementation of SAB 108 to have a material impact on our consolidated financial position or results of operations.
Results of Operations
Revenues

	Three Month Period Ended
	September 30,	October 1,	Percentage
$ Millions	2006	2005	Change
	(unaudited)	(unaudited)	(unaudited)
Revenues	$56.4	$62.6	(10)%
Revenues in the three month period ended September 30, 2006 decreased by $6.2 million, or 10%, compared to revenues in the three month period ended October 1, 2005. The decrease was largely due to sales to our largest customer, Nortel Networks, decreasing to $14.6 million in the three month period ended September 30, 2006 from $33.7 million in the three month period ended October 1, 2005. Revenues from customers other than Nortel Networks increased by $12.9 million between these same periods.
Pursuant to the second addendum to our Supply Agreement with Nortel Networks, entered into in May 2005, Nortel issued non-cancelable purchase orders, based on revised pricing, totaling approximately $100 million, for certain products to be delivered through March 2006, which includes $50 million of products we were discontinuing, referred to as Last-Time Buy products. Our revenues in the quarter ended September 30, 2006 included $1.7 million of revenues from Last-Time Buy products, as compared to $14.4 million in the quarter ended October 1, 2005. We expect revenues from Last Time Buy products will be negligible in future quarters. In January 2006, we entered into a third addendum to the Nortel Supply Agreement, under which Nortel became obligated to purchase a minimum of $72 million of our products through calendar 2006. We expect our revenues from Nortel to remain flat or decrease in the quarter ended December 31, 2006, as compared to the quarter ended September 30, 2006, and to decline in future quarters upon the expiration of the supply agreement, although we do expect Nortel Networks to continue as a major customer for the foreseeable future.
Given improved demand in the telecommunications market, and assuming that our new products, particularly tunable transmitters and transceivers, are successfully introduced, we expect revenues with customers other than Nortel to continue to increase through fiscal 2007. Revenues from Cisco Systems accounted for 13% of our total revenues in the three month period ended September 30, 2006, compared to 11% in the three month period ended October 1, 2005.
Revenues from our research and industrial segment, comprised primarily of our New Focus division, which designs, manufactures, markets and sells photonic and microwave solutions, increased to $7.2 million in the three month period ended September 30, 2006, compared to $6.1 million in the three month period ended October 1, 2005, primarily as a result of increased product sales volumes.
Cost of Revenues

	Three Month Period Ended
	September 30,	October 1,	Percentage
$ Millions	2006	2005	Change
	(unaudited)	(unaudited)	(unaudited)
Cost of revenues	$46.9	$48.2	(3)%
Our cost of revenues consists of the costs associated with manufacturing our products, and includes the purchase of raw materials, labor costs and related overhead, including stock compensation. It also includes the costs associated with under-utilized production facilities and resources, as well as the charges for the write-down of impaired manufacturing assets or restructuring related costs. Charges for inventory obsolescence, the cost of product returns and warranty costs are also included in cost of revenues. Costs and expenses of the manufacturing resources which relate to the development of new products are included in research and development.
Our cost of revenues for the three-month period ended September 30, 2006 decreased 3% from the corresponding period ended October 1, 2005, primarily due to lower product sales volumes, the lower cost structure of our current assembly and test operations in Shenzhen, China as compared to the cost structure for the assembly and test operations formerly conducted in our Paignton U.K. facility during the quarter ended October 1, 2005 and the transition of our Paignton U.K facility from a manufacturing oriented facility to a research and development oriented facility. Our cost of revenues for the three month periods ended September 30, 2006 and October 1, 2005 included $0.6 million and $0.9 million of stock-based compensation charges, respectively.
Gross Margin

	Three Month Period Ended
	September 30,	October 1,	Percentage
$ Millions	2006	2005	Change
	(unaudited)	(unaudited)	(unaudited)
Gross margin	$9.4	$14.4	(34)%
Gross margin rate	17%	23%
Gross margin is calculated as revenues less cost of revenues. The gross margin rate is the resulting gross margin reflected as a percentage of revenues.
Our gross margin rate decreased to 17% in the quarter ended September 30, 2006 compared to 23% in the quarter ended October 1, 2005, primarily because of decreased revenues in the quarter ended September 30, 2006 from sales of products, including Last Time Buy products, which have favorable pricing terms under the second addendum to the Supply Agreement with Nortel Networks. During the three month period ended September 30, 2006, we had negligible revenues from the sale of inventory we obtained in connection with our 2003 purchase of the optical components business of Nortel Networks, that had been carried on our books at zero value. In the three month period ended

October 1, 2005, we had revenues of $4.2 million related to, and recognized profits of $1.8 million on, inventory that had been carried on our books at zero value. While this inventory is on our books at zero value, and its sale generates higher margins than most of our new products, we incur additional costs to complete the manufacturing of these products prior to sale. We believe revenues from this zero value inventory will continue to be negligible through the remainder of fiscal 2007.
Research and Development Expenses

	Three Month Period Ended
	September 30,	October 1,	Percentage
$ Millions	2006	2005	Change
	(unaudited)	(unaudited)	(unaudited)
Research and Development Expenses	$11.5	$10.4	10%
% of net revenues	20%	17%	n/a
Research and development expense consists primarily of salaries and related costs of employees engaged in research and design activities, including stock compensation charges related to those employees, costs of design tools and computer hardware, and costs related to prototyping.
Research and development expenses increased to $11.5 million in the three month period ended September 30, 2006 from $10.4 million in the three month period ended October 1, 2005. This increase is primarily related to the costs of new product introduction efforts undertaken in the three month period ended September 20, 2006, as well as the classification of additional costs as research and development in connection with a change in the profile of our Paignton U.K site from primarily an assembly and test site, to primarily a research and development site. The three months ended September 30, 2006 also included $0.5 million of stock compensation charges, compared to $0.7 million in the three months ended October 1, 2005.
Selling, General and Administrative Expenses

	Three Month Period Ended
	September 30,	October 1,	Percentage
$ Millions	2006	2005	Change
	(unaudited)	(unaudited)	(unaudited)
Selling, General and Administrative Expenses	$12.9	$13.2	(2)%
% of net revenues	23%	21%
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.
Selling, general and administrative expenses decreased to $12.9 million in the three month period ended September 30, 2006 from $13.2 million in the three month period ended October 1, 2005, primarily as a result of a $0.5 million decrease in stock compensation included in selling, general and administrative expenses to $0.9 million in the three month period ended September 30, 2006 as compared to $1.4 million in the three month period ended October 1, 2005.
Amortization of Intangible Assets

	Three Month Period Ended
	September 30,	October 1,	Percentage
$ Millions	2006	2005	Change
	(unaudited)	(unaudited)	(unaudited)
Amortization of Intangible Assets	$2.3	$2.7	(16)%
Since 2001, we have acquired six optical components companies and businesses, and one photonics and microwave company, which has added to the balances of our purchased intangible assets subject to amortization. We did not complete any business combinations in the three months ended September 30, 2006, and certain purchased intangible assets from our earliest business acquisitions became fully amortized, which has caused our expense for amortization of purchased intangible assets to decrease in the quarter ended September 30, 2006 as compared to the same quarter in the prior year.
Restructuring

	Period Ended
	September 30,	October 1,
$ Millions	2006	2005
	(unaudited)	(unaudited)
Lease cancellation and commitments	$0.6	$0.1
Termination payments to employees and related costs	2.3	1.7

	$2.9	$1.8

In May and November 2004, we announced restructuring plans including the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. These cost reduction efforts were expanded in November 2005 to include the transfer of our chip-on-carrier assembly from Paignton to Shenzhen, which is expected to be completed in the quarter ended December 30, 2006. In May 2006, we announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, also expected to be completed in the quarter ended December 31, 2006.
As of September 30, 2006, we have spent $26.0 million on these restructuring plans, and, in total, we anticipate spending approximately $30 million to $37 million, which includes the May 2006 cost reduction plan. The substantial portion of the remaining costs are severance and retention related, and are being accrued over the remaining service periods of the employees, and a substantial portion of that remaining amount is expected to be paid in the quarter ended December 31, 2006. We expect the cost reduction plan announced in May 2006 to reduce our costs by between $5.5 million and $6.5 million in the March 2007 quarter, when the cost savings are expected to be realized, when compared to the expenses incurred in the quarter ended April 1, 2006.
In connection with earlier plans of restructuring, and the assumption of restructuring accruals upon the acquisition of New Focus in March 2004, in the quarter ended September 30, 2006 we continued to make scheduled payments drawing down the related lease cancellations and commitments. We also accrued an additional $0.6 million for revised estimates related to one of these commitments. Remaining net payments of lease cancellation and commitments under these actions are included in the ending restructuring accrual as of September 30, 2006.
Legal Settlement

	Three Month Period Ended
	September 30,	October 1,
$ Millions	2006	2005
	(unaudited)	(unaudited)
Legal settlement	$0.5	$—
In the three month period ended September 30, 2006 we recorded $0.5 million for additional legal fees and other professional costs related to a settlement of the litigation with Howard Yue, the former sole shareholder of Globe Y. Technology, Inc. (a company acquired by New Focus, Inc. in February 2001), which was reached in fiscal year 2006. There were no legal settlements, or related legal fees and professional costs, recorded in the corresponding quarter of the prior year.
Impairment/(Recovery) of Long-Lived Assets

	Three Month Period Ended
	September 30,	October 1,
$ Millions	2006	2005
	(unaudited)	(unaudited)
Impairment/(recovery) of long-lived assets	$1.9	$(1.3)
In the quarter ended September 30, 2006, we entered into a definitive agreement to sell our facility in Paignton, U.K. for gross proceeds of £5 million (approximately $9.4 million based on an exchange rate of $1.88 to £1.00). This transaction is expected to close in mid-November 2006. In connection with this transaction, we recorded an impairment charge of $1.9 million in the three month period ended September 30, 2006, to write down the net book value of related assets to their net realizable value based on the sale price net of estimated selling costs.
In the quarter ended October 1, 2005, we sold a parcel of land in Swindon, U.K., which had previously been accounted for as held for sale. The proceeds were $15.5 million, resulting in a recovery of previous impairment of $1.3 million, net of transaction costs. The book value of this land had previously been impaired and written-down to fair market value, and therefore the net gain is being reflected as a recovery of this impairment.
Other Income/(Expense), Net

	Period Ended
	September 30,	October 1,
$ Millions	2006	2005
	(unaudited)	(unaudited)
Other income/(expense),net	$(1.5)	$(0.9)
Other income/(expense), net primarily consists of interest expense, interest income and foreign currency gains and losses primarily related to the remeasurement of short term balances between our international subsidiaries, the remeasurement of United States dollar denominated cash and receivable accounts of foreign subsidiaries with local functional currencies and unrealized gains or losses on forward contracts not designated as hedges. The increase in other income/(expense), net in the quarter ended September 30, 2006 was primarily related to the remeasurement of short term balances between certain of our international subsidiaries.
Income Tax Benefit/(Provision)
In the quarter ended October 1, 2005, we recorded a one time tax gain of $11.8 million related to our anticipated use of capital allowance carry forwards to offset deferred tax liabilities assumed upon our acquisition of Creekside in August 2005.
Liquidity, Capital Resources and Contractual Obligations
Liquidity and Capital Resources
Operating activities

	Three Month Period Ended
	September 30,	October 1,
$ Millions	2006	2005
	(unaudited)	(unaudited)
Net loss	$(22.9)	$(0.5)
Non-cash accounting items:
Depreciation and amortization	6.5	7.7
Impairment/(recovery) of long-lived assets	1.9	(1.3)
Stock-based compensation	1.9	2.9
Unrealized gain on foreign currency contracts	—	(0.7)
One time tax gain	—	(11.8)
Losses on currency re-measurement of notes payable	—	0.4
Amortization of deferred gain on sale leaseback	(0.3)	—
Amortization of interest expense for warrants and beneficial conversion feature	—	0.7
Gain on sale of property and equipment	(1.1)	(0.9)

Total non-cash accounting items	8.9	(3.0)
Changes in operating assets and liabilities, net	0.1	(7.4)

Net cash used in operating activities	$(13.9)	$(10.9)

Operating activities
Net cash used in operating activities for the three month period ended September 1, 2006 was $13.9 million, of which $14.0 million was due to our net loss for the period adjusted for non-cash accounting items. The remaining $0.1 million was due to the net change in our operating assets and liabilities, which arose primarily from cash generated from reductions in accounts receivable, in inventories, related to inventories at our Paignton U.K. site as operations have moved to Shenzhen, China, and in prepaid and other assets, to a degree offset by decreases in accounts payable and accrued expenses and other liabilities, including the payment of professional fees and accrued restructuring costs.
Net cash used in operating activities for the three month period ended October 1, 2005 was $10.9 million, of which $3.5 million was due to our net loss for the period adjusted for non-cash accounting items. The remaining $7.4 million was due to the net change in our operating assets and liabilities, which arose primarily from increases in accounts receivable, in part related to our higher revenues in the quarter, and increases in inventories related to ramping up our Shenzhen manufacturing facility while still operating our Paignton facility.
Investing activities
Investing activities used cash of $1.5 million in the quarter ended September 30, 2006, primarily consisting of $2.3 million in capital expenditures and $0.6 million of cash transferred to restricted cash, offset by $1.5 million in proceeds from the sale of fixed assets. Investing activities generated net cash of $7.8 million in quarter ended October 1, 2005, primarily as a result of assuming net cash of $7.8 million in connection with our acquisition of Creekside in August 2005.
On August 10, 2005, Bookham Technology plc, our wholly owned subsidiary, entered into a share purchase agreement pursuant to which Bookham Technology plc purchased all of the issued share capital of City Leasing (Creekside) Limited, a subsidiary of Deutsche Bank, for consideration of £1.00, plus professional fees of approximately £455,000 (approximately $837,000, based on an exchange rate of £1.00 to $1.8403). The parties to the share purchase agreement are Bookham Technology plc, Deutsche Bank and London Industrial Leasing Limited, a subsidiary of Deutsche Bank, which we refer to as London Industrial. Creekside was utilized by Deutsche Bank in connection with the leasing of four aircraft to a third party. The leasing arrangement is structured as follows: Phoebus Leasing Limited, a subsidiary of Deutsche Bank, which we refer to as Phoebus, leases the four aircraft to Creekside under the primary leases and Creekside in turn subleases the aircraft to a third party. Under the sub-lease arrangement, the third party lessee who utilizes the aircraft, whom we refer to as the Sub-Lessee, makes sublease payments to Creekside, who in turn must make lease payments to Phoebus under the primary leases. To insulate Creekside from any risk that the Sub-Lessee will fail to make payments under the sub-lease arrangement, prior to the execution of the share purchase agreement, Creekside assigned its interest in the Sub-Lessee payments to Deutsche Bank in return for predetermined deferred consideration amounts, which we refer to as the Deferred Consideration, which are paid directly from Deutsche Bank. Additionally, on closing the transaction, Deutsche Bank loaned Creekside funds to (i) pay substantially all of the rentals under the primary lease with Phoebus, excluding an amount equal to £400,000 (approximately $736,000), and (ii) repay an existing loan made by another wholly owned subsidiary of Deutsche Bank to Creekside. The obligation of Creekside to repay the Deutsche Bank loans may be fully offset against the obligation of Deutsche Bank to pay the Deferred Consideration to Creekside.
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
At the closing of this transaction, Creekside had receivables (including services and interest charges) of £73.8 million (approximately $135.8 million) due from Deutsche Bank in connection with certain aircraft subleases of Creekside and cash of £4.7 million (approximately $8.6 million), of which £4.2 million was immediately available. The assignment was made in exchange for the receivables, which are to be paid by Deutsche Bank to Creekside in three installments, with the last payment being made on July 16, 2007. We have recorded these receivables and payables as net assets on our balance sheet as of September 1, 2006, which is included elsewhere in this Quarterly Report on Form 10-Q.
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
Creekside will use the Deferred Consideration to pay off the Obligations over a period of two years, or the Term, such that the Obligations will be offset in full by the receivables and we expect will result in Bookham Technology plc having excess cash of approximately £6.63 million (approximately $12.2 million) available to it during the Term. Bookham Technology plc expects to surrender certain of its tax losses against any U.K. taxable income that may arise as a result of the Deferred Consideration, to reduce any U.K. taxes that would otherwise be due from Creekside.
The loans issued by Deutsche Bank may be prepaid in whole at any time with 30 days’ prior written notice to Deutsche Bank. The loan for £18.3 million plus interest was repaid by Creekside on October 14, 2005, and the loan for £42.5 million is repayable by Creekside in installments: the first installment of £23.5 million (approximately $43.2 million) was paid on July 14, 2006; and the second installment of £22.5 million (approximately $41.4 million) is payable on July 16, 2007. The remaining loan accrues interest a rate of 5.68% per year. Events of default under the loan include failure by Creekside to pay amounts under the loans when due, material breach by Creekside of the terms of the lease agreements and related documentation, a judgment or order made against Creekside that is not stayed or complied with within seven days or an attachment by creditors that is not discharged within seven days, insolvency of Creekside or failure by Creekside to make payments with respect to all or any class of its debts, presentation of a petition for the winding up of Creekside, and appointment of any administrative or other receiver with respect to Creekside or any material part of Creekside’s assets. While Deutsche Bank may accelerate repayment under the facility agreements upon an event of default, the loan will be fully offset against the receivables, as described above.
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
Under the Creekside share purchase agreement and related documents, London Industrial and Deutsche Bank have indemnified us, Bookham Technology plc and Creekside with respect to contractual obligations and liabilities entered into by Creekside prior to the closing of the transaction and certain tax liabilities of Creekside that may arise in taxable periods both prior to and after the closing.
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

Financing activities
On August 31, 2006, we entered into an agreement for a private placement of common stock and warrants pursuant to which we issued and sold 8,696,000 shares of common stock and warrants to purchase up to 2,174,000 shares of common stock, which sale closed on September 1, 2006, and issued and sold an additional 2,892,667 shares of common stock and warrants to purchase up to an additional 724,667 shares of common stock in a second closing on September 19, 2006, in both cases such shares of common stock and warrants were issued and sold to certain accredited investors. Our net proceeds from this private placement were a total of $28.8 million. The warrants are exercisable during the period beginning on March 2, 2007 through September 1, 2011, at an exercise price of $4.00 a share.
In the quarter ended October 1, 2005, we generated $14.7 million, net of costs, from the sale of a parcel of land in Swindon UK.
Sources of Cash
In the past five years, we have funded our operations from several sources, including through public offerings of equity, issuance of debt and convertible debt, sale of assets and net cash from acquisitions. On August 31, 2006, we entered into an agreement for a private placement of common stock and warrants pursuant to which we issued and sold 8,696,000 shares of common stock and warrants to purchase up to 2,174,000 shares of common stock, which sale closed on September 1, 2006, and issued and sold an additional 2,892,667 shares of common stock and warrants to purchase up to an additional 724,667 shares of common stock in a second closing on September 19, 2006, in both cases such shares of common stock and warrants were issued and sold to certain accredited investors. Our net proceeds from this private placement were a total of $28.8 million. The warrants are exercisable during the period beginning on March 2, 2007 through September 1, 2011, at an exercise price of $4.00 a share.
On August 2, 2006, we, with Bookham Technology plc, New Focus, Inc. and Bookham (US) Inc., each a wholly-owned subsidiary, which we collectively refer to as the Borrowers, entered into a credit agreement, or Credit Agreement, with Wells Fargo Foothill, Inc. and other lenders regarding a three-year $25 million senior secured revolving credit facility. Advances are available under the Credit Agreement based on 80 percent of “qualified accounts receivable”, as defined in the Credit Agreement, at the time the advance is requested.
The obligations of the Borrowers under the Credit Agreement are guaranteed by us, Onetta, Inc., Focused Research, Inc., Globe Y. Technology, Inc., Ignis Optics, Inc., Bookham (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., each also a wholly-owned subsidiary, (which we refer to collectively as the Guarantors and together with the Borrowers, as the Obligors), and are secured pursuant to a security agreement, or the Security Agreement, by the assets of the Obligors, including a pledge of the capital stock holdings of the Obligors in some of their direct subsidiaries. Any new direct subsidiary of the Obligors is required to execute a security agreement in substantially the same form and join in the Security Agreement.
Pursuant to the terms of the Credit Agreement, borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 2.75 percentage points or the prime rate plus 1.25 percentage points. In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and reborrowed anytime until maturity on August 2, 2009. A termination of the commitment line any time prior to August 2, 2008 will subject the Borrowers to a prepayment premium of 1.0% of the maximum revolver amount.
The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes payment defaults, defaults in the performance of affirmative and negative covenants, the material inaccuracy of representations or warranties, a cross-default related to other indebtedness in an aggregate amount of $1,000,000 or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, judgments, and a change of control default. The Credit Agreement contains negative covenants applicable to the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of EBITDA (if the Borrowers have not maintained specified levels of liquidity), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates.
In connection with the Credit Agreement, we agreed to pay a monthly servicing fee of $3,000 and an unused line fee equal to 0.375% per annum, payable monthly on the unused amount of revolving credit commitments. To the extent there are letters of credit outstanding under the Credit Agreement, the Borrowers will pay to the administrative agent a letter of credit fee at a rate equal to 2.75% per annum. As of September 30, 2006, there were no amounts drawn under the credit facility and we were in compliance with all covenants under the credit facility.
On September 20, 2006, Bookham Technology plc, our wholly-owned subsidiary, entered into an agreement to sell its Paignton U.K. manufacturing site for gross process of £5 million (approximately $9.4 million based on an exchange rate of $1.88 to £1.00), in a transaction scheduled to close in mid-November 2006. The agreement has a provision under which we have an option to lease back a portion of the site from the buyer for a two-year term, at a contractual rate which approximates market rates, which could be terminated at any time by Bookham Technology plc on three months notice. We plan to move our remaining Paignton research and development personnel and operations to a smaller site during calendar 2007, regardless.
Future Cash Requirements
In our Annual Report of Form 10-K for the fiscal year ended July 1, 2006, we disclosed that, based on our cash balances and our continuing and expected losses for the foreseeable future, if we fail to meet our management’s current cash flow forecasts, or are unable to draw sufficient amounts under the credit agreement for any reason, we will need to raise additional funding of at least $10 million to $20 million through external sources prior to July 2007 in order to maintain sufficient financial resources to operate as a going concern through the end of fiscal 2007. We also disclosed that if necessary we will attempt to raise additional funds by any one or a combination of the following: (i) completing the sale of certain assets; (ii) issuing equity, debt or convertible debt; and (iii) selling certain non core businesses, and that there can be no assurance of our ability to raise sufficient capital through these, or any other efforts.
Since the filing of our Annual Report on Form 10-K we raised approximately $7.8 million in gross proceeds from the second closing of our private placement of shares of our common stock and warrants to purchase shares of common stock and entered into an agreement to sell our Paignton U.K. site for approximately $9.4 million in gross proceeds in a transaction expected to close in mid-November 2006. There can be no assurance that we will close the sale of the Paignton U.K. site, or that we will not need to raise additional funds in order to continue as a going concern, or that we will be able to raise any such capital through the above, or any other efforts.
Risk Management—Foreign Currency Risk
We are exposed to fluctuations in foreign currency exchange rates and interest rates. As our business has grown and become increasing multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States, in the future we expect that a substantial portion of our revenues will be denominated in U.S. dollars, while a substantial portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese Yuan, now that our Shenzhen, China facility is fully operational, in which we pay local expenses. To the extent the exchange rate between the U.S. dollar and the Chinese Yuan were to begin to fluctuate more significantly than experienced to date, our results of operations could be adversely impacted. We enter into foreign currency forward exchange contracts in an effort to mitigate our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of September 30, 2006, we held nine foreign currency forward exchange contracts with a nominal value of $19.5 million which include put and call options which expire, or expired, at various dates from October 2006 to June 2007. As of September 30, 2006, the fair value of our outstanding foreign currency forward exchange contracts was an asset of $0.4 million and we recorded an unrealized loss of $0.2 million during the quarter to other comprehensive income in connection with marking these contracts to fair value.
Contractual Obligations
There have been no material changes to the contractual obligations disclosed as at July 1, 2006 in our Annual Report on Form 10-K filed with the SEC on September 14, 2006.
Off-Balance Sheet Arrangements
We are not currently party to any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rates
We finance our operations through a mixture of stockholders’ funds, loan notes, finance leases and working capital. In the three month period ended September 30, 2006, we entered into a $25 million revolving credit line facility with Wells Fargo Foothill. During the three months ended September 30, 2006, we did not drawdown on this facility and therefore had no exposure to interest rate fluctuations, other than exposure created by our cash deposits. We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts.
Foreign currency
Due to our multinational operations, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue and pay expenses. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we may from time to time have to exchange currency to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular, changes in the value of the U.K. pound sterling compared to the U.S. dollar. In an effort to mitigate exposure to those fluctuations, we enter into foreign currency forward exchange contracts with respect to portions of our forecasted expenses denominated in U.K. pound sterling. At September 30, 2006, we held nine foreign currency forward exchange contracts, including put and call options, to purchase U.K. pound sterling with a nominal value of $19.5 million and a fair value of $19.9 million at September 30, 2006, including our recording of an unrealized gain of $0.4 million at that date. These contracts include put and call options which expire, or expired, on dates ranging from October 2006 to June 2007. It is estimated that a 10% fluctuation in the dollar between September 30 , 2006 and the maturity dates of the put and call instruments underlying the contracts would lead to a profit of $2.3 million (dollar weakening), or loss of $1.6 million (dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
In our Annual Report on Form 10-K for the year ended July 1, 2006, we identified a material weakness in our systems of internal control over financial reporting related to the inconsistent treatment of translation/transaction gains and losses in respect to certain intercompany loan balances. Although we believe we have implemented adequate review procedures to remedy this material weakness, we also believe these changes need to be in place and functioning for two quarters prior to being deemed fully integrated into our systems of internal control over financial reporting. Accordingly, based on the evaluation of our disclosure controls and procedures as of September 30, 1006, our chief executive officer and chief financial officer concluded that as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level. Based on current circumstances, however, we believe we will be in a position to report favorably on the final remediation of this condition in our Form 10-Q for the quarter ended December 30, 2006.

Except as noted above, there was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
     Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Quarterly Report on Form 10-Q if any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.

We have a history of large operating losses and we expect to generate losses in the future unless we achieve further cost reductions and revenue increases.
     We have never been profitable. We have incurred losses and negative cash flow from operations since our inception. As of September 30, 2006, we had an accumulated deficit of $977 million.
     Our net loss for the three month period ended September 30, 2006 was $22.9 million. Our net loss for the year ended July 1, 2006 was $87.5 million, which included an $18.8 million loss on conversion of convertible debt and early extinguishment of debt, a $11.7 million tax gain, and an aggregate of $11.2 million of restructuring charges. For the year ended July 2, 2005, our net loss was $248 million, which included goodwill and intangibles impairment charges of $114.2 million and restructuring charges of $20.9 million.
     Even though we generated positive gross margins in each of the past seven fiscal quarters, we have a history of negative gross margins. In addition, in the quarter ended April 1, 2006, we experienced a decrease in margins when compared with the prior fiscal quarter, which was the result of a shift to lower margin products as we transition to new products, underutilization of our semiconductor facility located in Caswell, U.K. as a result of the changing product mix, and costs associated with the shutdown of certain production lines in our Paignton assembly and test facility. We may not be able to maintain positive gross margins if similar issues arise, or if we do not continue to reduce our costs, improve our product mix and generate sufficient revenues from new and existing customers to offset the revenues we may lose after Nortel Networks completes its purchases pursuant to the supply agreement, as amended.
We remain highly dependent on sales to Nortel Networks and we expect revenues from Nortel Networks to decrease into calendar 2007.
     Historically, Nortel Networks has been our largest customer, and it owns 6% of our outstanding common stock. In the three month period ended September 30, 2006, our revenues from Nortel Networks were $14.6 million, or 26% of our total revenues. In the fiscal year ended July 1, 2006 and in the fiscal year ended July 2, 2005, we sold $110.5 million and $89.5 million of products and services to Nortel Networks, or 48% and 45% of our total revenues, respectively.
     In connection with the third addendum to the supply agreement with Nortel Networks we entered into on January 13, 2006, Nortel Networks is obligated to purchase $72 million of our products through calendar year 2006. Nortel Networks may not continue to buy any of our products after the supply agreement, as amended, is completed. We expect revenues from Nortel to decrease into calendar 2007, and to the extent Nortel Networks does not continue to buy at recent levels, we may not be able to replace the loss of revenue from Nortel Networks with revenue from other customers. To the extent that we may rely on Nortel Networks for revenues in the future, Nortel Networks has experienced significant losses in the past and any future adverse change in Nortel Networks’ financial condition could adversely affect its demand for our products.
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

     A key element of our restructuring and cost reduction efforts is the successful transfer of substantially all of our assembly and test operations from Paignton, U.K. to Shenzhen, China. Accordingly, we expect that our ability to transfer manufacturing capabilities to, and to operate effectively in, China is critical to the overall success of our business. We began to implement the transfer of our assembly and test operations from Paignton to Shenzhen in the fall of 2004. The substantial portion of the manufacturing transfer has been completed as of July 1, 2006. In November 2005, we announced that our chip-on-carrier assembly will also be transferred from Paignton to Shenzhen. We expect that the transfer of chip-on-carrier assembly operation to Shenzhen will continue at least into the quarter ending December 31, 2006. In May 2006, we announced that substantially all remaining manufacturing and supply chain management and related activities in Paignton would also be transferred to Shenzhen, and that transfer will continue into the quarter ended March 31, 2007. Our business and results of operations would be materially adversely affected if we experience delays in, increased costs related to, or if we are ultimately unable to:
•	qualify our manufacturing lines and the products we produce in Shenzhen, as required by our customers;

•	transfer our assembly and test equipment, including chip-on-carrier equipment, from Paignton to Shenzhen;

•	attract qualified personnel to operate our Shenzhen facility;

•	retain employees at our Shenzhen facility;

•	achieve the requisite production levels for products manufactured at our Shenzhen facility; or

•	wind down operations at our Paignton facility.
     During the year ended July 1, 2006, we incurred significant unanticipated costs related to the wind-down of manufacturing activities in Paignton, and the transfer of the related activities to Shenzhen, and we may continue to do so in the future. If we continue to incur these unanticipated costs in connection with transferring certain operations to our Shenzhen facility, our business and results of operations will be adversely affected.
The market for optical components continues to be characterized by excess capacity and intense price competition which has had, and will continue to have, a material adverse affect on our results of operations.
     In 2002, actual demand for optical communications equipment and components was dramatically less than that forecasted by leading market researchers only two years before. Even though the market for optical components has been recovering recently, particularly in the metro market segment, there continues to be excess capacity, intense price competition among optical component manufacturers and continued consolidation of the industry. As a result of this excess capacity, and other industry factors, pricing pressure remains intense. The continued uncertainties in the telecommunications industry and the global economy make it difficult for us to anticipate revenue levels and therefore to make appropriate estimates and plans relating to cost management. Continued uncertain demand for optical components has had, and will continue to have, a material adverse effect on our results of operations.
A default under our supply agreement with Nortel Networks would have an adverse impact on our ability to conduct our business.
     We are party to a supply agreement with Nortel Networks that has been amended three times, most recently in January 2006. The supply agreement, as amended, requires that we grant a license for the assembly, test, post-processing and test intellectual property (but excluding wafer technology) of certain critical products to Nortel Networks and to any designated alternative supplier, if at any time, we are unable to manufacture critical products for Nortel Networks in any material respect for a continuous period of not less than six weeks, or are subject to an insolvency event, such as a petition or assignment in bankruptcy, appointment of a trustee, custodian or receiver, or entrance into an arrangement for the general benefit of creditors. In addition, if there is an insolvency event, Nortel Networks will have the right to buy all Nortel Networks inventory we hold, and we will be obligated to grant a license to Nortel Networks or any alternative supplier for the manufacture of all products covered by the first addendum to the supply agreement. Our revenues and business would be substantially harmed if we were required to license this assembly, test, post-processing and test intellectual property to Nortel Networks or any supplier it were to designate.
We and our customers are each dependent upon a limited number of customers.
     Historically, we have generated most of our revenues from a limited number of customers. Sales to one customer, Nortel Networks, accounted for 26% of our revenues for the three month period ended September 30, 2006, and 48% and 45% of our revenues for the year ended July 1, 2006 and the year ended July 2, 2005, respectively. In addition to the reduced outlook for revenue from Nortel Networks after the purchase orders under the supply agreement, as amended, are filled, we expect that revenue from our other major customers may decline or fluctuate significantly during the remainder of calendar year 2006 and beyond. We may not be able to offset any such decline in revenues from our existing major customers with revenues from new customers.
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

In order to continue as a going concern, we may need capital in excess of our current cash resources.
     In our Annual Report on Form 10-K for the fiscal year ended July 1, 2006, we disclosed that based on our cash balances, and given our continuing and expected losses for the foreseeable future, if we fail to meet management’s current cash flow forecasts, or we are unable to draw sufficient amounts under the three year $25 million senior secured revolving credit agreement with Wells Fargo Foothill, Inc. and other lenders, which was entered into in August 2006, for any reason, we would need to raise additional funding of at least $10 million to $20 million through external sources prior to July 2007 in order to maintain sufficient financial resources in order to operate as a going concern through the end of fiscal 2007, and that if necessary, we would attempt to raise additional funds by any one or a combination of the following: (i) completing the sale of certain assets; (ii) issuing equity, debt or convertible debt or (iii) selling certain non core businesses.
     Since the filing of our Annual Report on Form 10-K we raised approximately $7.8 million in gross proceeds from the second closing of our private placement of shares of our common stock and warrants to purchase shares of common stock and entered into an agreement to sell our Paignton U.K. site for approximately $9.4 million in gross proceeds in a transaction expected to close in mid-November 2006. There can be no assurance that we will not need to raise additional funds to continue as a going concern or of our ability to raise any such capital through the above, or any other efforts.
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
     In May and November of 2004, we adopted additional restructuring plans, which included the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, a process that commenced in the quarter ended October 2, 2004. This transition was substantially complete by the end of March 2006, except for a chip-on-carrier assembly process we added to the transition plan in November 2005, and which we expect to be completed by the end of December 2006. In May 2006, we announced our latest cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, which we expect will be complete in the quarter ended December 31, 2006.

     With respect to the transfer of the operations described in the previous paragraph, some of which are still in the process of being transferred, we have spent $26.0 million as of September 30, 2006, and we anticipate spending a total of approximately $30 million to $37 million, including the cost reduction plan announced in May 2006. The substantial portion of the remaining spending relates to personnel and personnel related costs. We expect the cost reduction plan announced in May 2006 to reduce our costs by between $5.5 million and $6.5 million a quarter, when compared to the expenses incurred in the quarter ended April 1, 2006, with the cost savings expected to be realized in the quarter ending March 31, 2007.
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
     We account for our acquisitions using the purchase method of accounting. In accordance with GAAP, we allocate the total estimated purchase price to the acquired company’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of announcement of the transaction, and record the excess of the purchase price over those fair values as goodwill. With respect to our acquisition of New Focus, we expensed the portion of the estimated purchase price allocated to in-process research and development in the third quarter of fiscal 2004. We will incur an increase in the amount of amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the acquisition on an annual basis. To the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. In the year ended July 2, 2005, following a triggering event in the third quarter and in accordance with our policy of evaluating long-lived assets for impairment in the fourth quarter, we recorded charges totaling $114.2 million related to the impairment of goodwill and purchased intangible assets. In addition, in the past, after the completion of a transaction, we have amended the provisional values of assets and liabilities we obtained as part of transactions, specifically the acquisition of the optical components business of Nortel Networks. This amendment resulted in the value of our inventory being increased by $20.2 million, current liabilities being increased by approximately $1.3 million, intangible assets being decreased by approximately $9.1 million and property, plant and equipment being increased by $9.8 million. In March 2006, we acquired Avalon Photonics AG, and recorded $2.5 million as the value of goodwill and $2.2 million as the value of purchased intangible assets, both of which will be subject to reviews for impairment of value in the future. We may incur charges in the future as a result of any such transaction, which charges may have an adverse effect on our earnings.
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
Our products are complex and may take longer to develop than anticipated and, as a result, we may not recognize revenues from new products until after long field testing and customer acceptance periods.
     Many of our new products must be tailored to customer specifications. As a result, we are constantly developing new products and using new technologies in those products. For example, while we currently manufacture and sell “discrete gold box” technology, we expect that many of our sales of gold box technology will soon be replaced by pluggable modules. New products or modifications to existing products often take many quarters to develop because of their complexity and because customer specifications sometimes change during the development cycle. We often incur substantial costs associated with the research and development and sales and marketing activities in connection with products that may be purchased long after we have incurred the costs associated with designing, creating and selling such products. In addition, due to the rapid technological changes in our market, a customer may cancel or modify a design project before we begin large-scale manufacture of the product and receive revenue from the customer. It is unlikely that we would be able to recover the expenses for cancelled or unutilized design projects. It is difficult to predict with any certainty, particularly in the present economic climate, the frequency with which customers will cancel or modify their projects, or the effect that any cancellation or modification would have on our results of operations.
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
     We may not be able to compete successfully with our competitors and aggressive competition in the market may result in lower prices for our products or decreased gross profit margins. Any such development would have a material adverse effect on our business, financial condition and results of operations.
We generate a significant portion of our revenues internationally and therefore are subject to additional risks associated with the extent of our international operations.
     For the three month period ended September 30, 2006, 23% of our revenues were derived in the United States and 77% of our revenues were derived outside the United States. For the year ended July 1, 2006, the year ended July 2, 2005, the six months ended July 3, 2004, and the year ended December 31, 2003, 21%, 28%, 26%, and 9% of our revenues, respectively, were derived in the United States and 79%, 72%, 74%, and 91%, respectively, were derived outside the United States. We are subject to additional risks related to operating in foreign countries, including:
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
     Despite quality assurance measures, there remains a risk that defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects and for consequential damages. They could, moreover, impair the market’s acceptance of our products. Both could have a material adverse effect on our business and financial condition. In addition, we may assume product warranty liabilities related to companies we acquire which could have a material adverse effect on our business and financial condition. In order to mitigate the risk of liability for damages, we carry product liability insurance with a $26 million aggregate annual limit and errors and omissions insurance with a $5 million annual limit. This insurance may not adequately cover our costs arising from defects in our products or otherwise.
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
We will continue to spend significant time and incur significant costs to assess and report on the effectiveness of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. As of July 1, 2006, we reported a material weakness in our internal control over financial reporting related to the inconsistent treatment of translation/transaction gains and losses in respect to certain intercompany loan balances.

Although we believe we have implemented adequate review procedures to remedy this material weakness, and we expect to conclude as to the satisfactory remediation of this material weakness at the end of our December 2006 quarter, once the related procedures have been in place for two full fiscal quarters, finding more material weaknesses in the future could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business. In addition, if we discover future material weaknesses, disclosure of that fact could reduce the market’s confidence in our financial statements, which could harm our stock price and our ability to raise capital.
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
     As of September 30, 2006, affiliates of Nortel Networks held 3,999,999 shares of our common stock. Other stockholders or groups of stockholders also hold significant percentages of our shares of common stock. In September 2006, pursuant to a private placement, we issued an aggregate 11,594,667 shares of common stock and warrants to purchase an aggregate of 2,898,667 shares of our common stock. In January and March 2006, pursuant to a series of transactions we issued an aggregate of 10,507,158 shares of common stock and warrants to purchase an aggregate of 1,086,001 shares of common stock. On September 1, 2006, we sold 8,696,000 shares of our common stock and warrants to purchase up to 2,174,000 shares of our common stock in a private placement. In connection with that private placement, on September 19, 2006 we sold an additional 2,898,667 shares of common stock and additional warrants to purchase up to 724,667 shares of common stock in a second closing. Sales by Nortel Networks or other holders of substantial amounts of shares of our common stock in the public or private market could adversely affect the market price of our common stock by increasing the supply of shares available for sale compared to the demand in the public and private markets to buy our common stock. These sales may also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate to meet our capital needs.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKHAM, INC.

	By:	/s/ Stephen Abely Stephen Abely
November 8, 2006		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1(1)	Credit Agreement, dated as of August 2, 2006, among Bookham, Inc., Bookham Technology plc, New Focus, Inc. and Bookham (US) Inc., Wells Fargo Foothill, Inc. and other lenders party hereto.

10.2(1)	Security Agreement, dated as of August 2, 2006, among Bookham, Inc., Onetta, Inc., Focused Research, Inc., Globe Y. Technology, Inc., Ignis Optics, Inc,. Bookham (Canada) Inc,. Bookham Nominees Limited and Bookham International Ltd., Wells Fargo Foothill, Inc. and other secured parties party hereto.

10.3(2)	Securities Purchase Agreement, dated as of August 31, 2006, by and among Bookham, Inc. and the Investors (as defined therein).

10.4(2)	Registration Rights Agreement, dated as of August 31, 2006, by and among Bookham, Inc. and the Holders (as defined therein).

10.5(2)	Form of Warrant.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Registrant’s Form 10-K (file No. 0-30684) filed on September 14, 2006.

(2)	Incorporate by reference to the Registrant’s Form 8-K (file No. 0-30684) filed on September 5, 2006.