Form 10-Q
period 2006-12-30
BOOKHAM, INC.
filed 2007-02-08
CIK 1110647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 1, 2007, there were 69,632,107 shares of common stock outstanding.

BOOKHAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BOOKHAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 30, 2006	July 1, 2006
	(Unaudited)	(a)
ASSETS
Current assets:
Cash and cash equivalents	$45,378	$37,750
Restricted cash	6,156	1,428
Accounts receivable, net	27,875	26,280
Amounts due from related party, net	5,936	7,499
Inventories	49,909	53,860
Current deferred tax asset	348	348
Prepaid expenses and other current assets	9,258	11,436

Total current assets	144,860	138,601

Long-term restricted cash	—	4,119
Goodwill	8,881	8,881
Other intangible assets, net	15,758	19,667
Property and equipment, net	37,206	52,163
Non-current deferred tax asset	12,568	12,911
Other non-current assets	420	455

Total assets	$219,693	$236,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,525	$26,143
Liabilities to related party	5,000	4,250
Accrued expenses and other liabilities	27,659	33,087
Current deferred tax liability	12,568	12,911

Total current liabilities	65,752	76,391

Non-current deferred tax liability	348	348
Other long-term liabilities	2,786	4,989
Deferred gain on sale-leaseback	20,924	19,928

Total liabilities	89,810	101,656

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock:
$.01 par value; 175,000,000 shares authorized; 69,632,107 and 57,978,908 shares issued and outstanding at December 30, 2006 and July 1, 2006, respectively	696	580
Additional paid-in capital	1,085,953	1,053,626
Accumulated other comprehensive income	41,997	35,460
Accumulated deficit	(998,763)	(954,525)

Total stockholders’ equity	129,883	135,141

Total liabilities and stockholders’ equity	$219,693	$236,797

The accompanying notes form an integral part of these condensed consolidated financial statements.

(a)	The information in this column was derived from the Company’s consolidated balance sheet included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended July 1, 2006.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
Revenue	$41,808	$26,444	$83,570	$55,333
Revenue from related party	14,520	34,282	29,149	67,964

Net Revenue	56,328	60,726	112,719	123,297

Costs of revenue	48,103	44,049	95,053	92,245

Gross profit	8,225	16,677	17,666	31,052

Operating expenses:
Research and development	11,525	10,007	23,018	20,408
Selling, general and administrative	12,081	12,949	24,940	26,105
Amortization of intangible assets	2,484	2,491	4,758	5,184
Restructuring charges	1,301	1,763	4,202	3,568
Legal settlement	—	—	490	—
Impairment/(recovery) of other long-lived assets	—	—	1,901	(1,263)
(Gain)/loss on sale of property and equipment and other long-lived assets	270	(685)	(830)	(1,632)

Total operating expenses	27,661	26,525	58,479	52,370

Operating loss	(19,436)	(9,848)	(40,813)	(21,318)
Other income/(expense), net:
Other income, net	—	123	—	337
Interest income	245	454	422	580
Interest expense	(63)	(2,413)	(106)	(4,854)
Gain/(loss) on foreign exchange	(2,044)	(243)	(3,695)	1,008

Total other expense, net	(1,862)	(2,079)	(3,379)	(2,929)

Loss before income taxes	(21,298)	(11,927)	(44,192)	(24,247)
Income tax provision/(benefit)	50	2	46	(11,783)

Net loss	$(21,348)	$(11,929)	$(44,238)	$(12,464)

Net loss per share:
Net loss per share (basic and diluted)	$(0.31)	$(0.28)	$(0.69)	$(0.33)

Weighted average shares of common stock outstanding (basic and diluted)	68,635	42,836	64,406	38,196

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	December 30, 2006	December 31, 2005
	(Unaudited)	(Unaudited)
Cash flows used in operating activities:
Net loss	$(44,238)	$(12,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,344	15,021
Stock-based compensation	3,850	4,804
Impairment/(Recovery) of long-lived assets	1,901	(1,263)
Gain on sale of property and equipment	(830)	(1,814)
One time tax gain	—	(11,785)
Unrealized gain on foreign currency contracts	—	(1,002)
Foreign currency re-measurement of notes payable	—	916
Amortization of deferred gain on sale leaseback	(550)	—
Amortization of interest expense for warrants and beneficial conversion feature	—	1,293
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	1,925	2,843
Inventories	5,587	(7,497)
Prepaid and other current assets	2,875	7,521
Accounts payable	(6,471)	(5,726)
Accrued expense and other liabilities	(7,397)	(11,466)

Net cash used in operating activities	(31,004)	(20,619)

Cash flows provided by/(used in) investing activities:
Purchases of property and equipment	(4,209)	(2,832)
Proceeds from sale of property and equipment	2,938	1,757
Acquisitions, net of cash acquired	—	7,866
Proceeds from sale of land held for re-sale	9,402	14,734
Transfer (to)/from restricted cash	(563)	812

Cash flows provided by investing activities:	7,568	22,337

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	28,676	49,344
Repayment of loans	(26)	(45)

Net cash provided by financing activities	28,650	49,299

Effect of exchange rate on cash	2,414	(1,920)
Net increase in cash and cash equivalents	7,628	49,097
Cash and cash equivalents at beginning of period	37,750	24,934

Cash and cash equivalents at end of period	$45,378	$74,031

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
Note 2. Basis of Preparation
The accompanying unaudited condensed consolidated financial statements as of December 30, 2006 and for the three and six months ended December 30, 2006 and December 31, 2005 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-Q and Regulation S-X, and include the accounts of Bookham, Inc. and all of its subsidiaries. Information and footnote disclosures required to be included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the consolidated financial position at December 30, 2006 and the consolidated operating results for the three and six months ended December 30, 2006 and December 31, 2005 and cash flows for the six months ended December 30, 2006 and December 31, 2005. The consolidated results of operations for the three and six months ended December 30, 2006 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2007.
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
On August 2, 2006, the Company, as parent, with Bookham Technology plc, New Focus, Inc. and Bookham (US) Inc., each a wholly-owned subsidiary of the Company (collectively, the “Borrowers”), entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, Inc. and other lenders regarding a three-year $25 million senior secured revolving credit facility. Advances are available under the Credit Agreement based on 80% of the Company’s “qualified accounts receivable”, as defined in the Credit Agreement, at the time an advance is requested.
On August 31, 2006, the Company entered into an agreement for a private placement of common stock and warrants pursuant to which it issued and sold 8,696,000 shares of common stock and warrants to purchase up to 2,174,000 shares of common stock, which sale closed on September 1, 2006, and issued and sold an additional 2,892,667 shares of common stock and additional warrants to purchase 724,667 shares of common stock in a second closing on September 19, 2006, in both cases such shares of common stock and warrants were issued and sold to certain accredited investors. Net proceeds to the Company from this private placement, including the second closing, were $28.8 million. The warrants are exercisable during the period beginning on March 2, 2007 through September 1, 2011, at an exercise price of $4.00 per share.
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

Since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006, the Company completed the second closing of the private placement referred to above, resulting in proceeds of approximately $7.3 million, net of commissions. The Company also sold its Paignton U.K. manufacturing site for £4.8 million (approximately $9.4 million based on an exchange rate of $1.96 to £1.00), net of selling costs, in November 2006.
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. Descriptions of these estimates and assumptions are included in the Company’s Annual Report on Form 10-K for the year ended July 1, 2006.
Note 3. Stock-based Compensation Expense
On July 3, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payments”, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on the grant date fair value using either the prospective transition method or the modified prospective transition method, and the Company elected to use the modified-prospective-transition method. The application of SFAS No. 123R involves significant amounts of judgment in the determination of inputs into the Black-Scholes option pricing model which the Company uses to determine the value of stock options it grants. Inherent in this model are assumptions related to expected stock price volatility, option life, risk free interest rate and dividend yield. While the risk free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates.
The Company has not and does not anticipate distributing dividends to stockholders and accordingly uses a 0% dividend yield assumption for all Black-Scholes option pricing calculations. The Company uses an expected stock-price volatility assumption that is primarily based on historical realized volatility of the underlying stock during a period of time. With regard to the weighted average option life assumption, the Company evaluates the exercise behavior of past grants as a basis to predict future activity.
The assumptions used to value option grants for the three and six months ended December 30, 2006 and December 31, 2005 are as follows:

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
Expected life	4.5 years	4.0 years	4.5 years	4.0 years
Risk-free interest rate	4.54%	4.21%	4.68%	4.21%
Volatility	83.00%	78.00%	83.00%	78.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%
The amounts included in cost of revenue and operating expenses for stock-based compensation expenses for the three and six month periods ended December 30, 2006 and December 31, 2005 were as follows:

	Three Months Ended
	December 30,	December 31,
	2006	2005
	(in thousands)
Costs of revenues	$608	$468
Research and development	$448	$356
Selling, general and administrative	$871	$1,077

Total Stock Based Compensation	$1,927	$1,901

	Six Months Ended
	December 30,	December 31,
	2006	2005
	(in thousands)
Costs of revenues	$1,182	$1,343
Research and development	$908	1,000
Selling, general and administrative	$1,760	1,817

Total Stock Based Compensation	$3,850	$4,160

Note 4. Comprehensive Loss
For the three months and six months ended December 30, 2006 and December 31, 2005, the Company’s comprehensive loss is comprised of its net loss, the change in the unrealized gain on currency instruments designated as hedges and foreign currency translation adjustments. The components of comprehensive loss were as follows:

	Three Months Ended		Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
	(In thousands)
Net loss	$(21,348)	$(11,929)	$(44,238)	$(12,464)
Other comprehensive income (loss):
Unrealized gain on currency instruments designated as hedges	267	—	50	—
Foreign currency translation adjustments	3,480	(1,250)	6,487	(3,386)

Comprehensive loss	$(17,601)	$(13,179)	$(37,701)	$(15,850)

Note 5. Earnings Per Share
SFAS No. 128, “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed using only the weighted average number of common shares outstanding for the applicable period, while diluted earnings per share is computed assuming conversion of all potentially dilutive securities, such as options, convertible debt and warrants during such period.
Because the Company incurred a net loss for the three months ended December 30, 2006 and December 31, 2005, the effect of potentially dilutive securities totaling 13,754,307 and 15,608,116 equivalent shares, respectively, has been excluded from the calculation of diluted net loss per share because they would have been anti-dilutive.

Note 6. Inventories
Inventories consist of the following:

	December 30, 2006	July 1, 2006
	(in thousands)
Raw materials	24,469	17,006
Work in process	13,929	20,823
Finished goods	11,511	16,031

	$49,909	$53,860

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	December 30, 2006	July 1, 2006
	(in thousands)
Accounts payable accruals	5,376	4,497
Compensation and benefits related accruals	5,038	5,465
Warranty accrual	2,833	3,429
Other accruals	8,001	6,763
Current portion of restructuring accrual	6,411	12,933

	$27,659	$33,087

Note 8. Assets Held for Resale; Impairment (Recovery) of Long Lived Assets
During the quarter ended September 30, 2006, the Company designated the assets underlying its Paignton U.K. manufacturing site as held for sale. The Company recorded an impairment charge of $1.9 million as a result of this designation. During the quarter ended December 30, 2006, Bookham Technology plc, a wholly-owned subsidiary of the Company, sold the site to a third party resulting in proceeds of £4.8 million (approximately $9.4 million based on an exchange rate of $1.96 to £1.00), net of selling costs. In connection with this transaction, the Company recorded a loss of $0.1 million which is included in loss on sale of property and equipment and other long-lived assets on the Company’s statement of operations. In accordance with the agreement pursuant to which the manufacturing site was sold, the Company was granted an option to lease back a portion of the Paignton U.K. site from the buyer for a two-year term at a market-based rent. The Company has exercised the option and has the right to terminate the lease at any time on three months prior notice. The Company plans to move its remaining Paignton based research and development personnel and operations to a smaller site during calendar year 2007.
On September 13, 2005, the Company sold a parcel of land for gross proceeds of $15.5 million. The land, which had a carrying value of $13.7 million as of July 2, 2005, had previously been disclosed as an asset held for resale. The transaction resulted in a gain of $1.3 million net of related costs. The book value of the land sold had previously been written down, so this gain has been reflected as a recovery of impairment in the six months ended December 31, 2005.
Note 9. Credit Agreement
On August 2, 2006, the Borrowers entered into a Credit Agreement with Wells Fargo Foothill, Inc. and other lenders regarding a three-year $25.0 million senior secured revolving credit facility. Advances are available under the Credit Agreement based on 80% of “qualified accounts receivable”, as defined in the Credit Agreement, at the time an advance is requested.
The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company, Onetta, Inc., Focused Research, Inc., Globe Y. Technology, Inc., Ignis Optics, Inc., Bookham (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., each a wholly-owned subsidiary of the Company (together, the “Guarantors” and together with the Borrowers, the “Obligors”), and are secured pursuant to a security agreement (the “Security Agreement”) by the assets of the Obligors, including a pledge of the capital stock holdings of the Obligors in certain of their direct subsidiaries. Any new direct subsidiary of the Obligors is required to execute a security agreement in substantially the same form as the Security Agreement and become a party to the Security Agreement.
Pursuant to the terms of the Credit Agreement, borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 2.75% or the prime rate plus 1.25%. In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and borrowed again any time until maturity on August 2, 2009. A termination of the commitment line by the Borrowers any time prior to August 2, 2008 will subject the Borrowers to a prepayment premium of 1.0% of the maximum revolver amount.
The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes payment defaults, defaults in the performance of affirmative and negative covenants, the material inaccuracy of representations or warranties, a cross-default related to other indebtedness in an aggregate amount of $1.0 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, judgments, and a change of control default. The Credit Agreement contains negative covenants applicable to the Company, the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of EBITDA (if the Borrowers have not maintained specified levels of liquidity), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates. As of December 30, 2006, there were no amounts drawn under the credit facility and the Company was in compliance with all covenants under the Credit Agreement.
Note 10. Commitments and Contingencies
Guarantees
The Company has the following financial guarantees:
•	In connection with the sale by New Focus, Inc. of its passive component line to Finisar, Inc., New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This obligation expires in May 2009 and has no maximum liability. In connection with the sale by New Focus of its tunable laser technology to Intel Corporation, New Focus agreed to indemnify Intel against losses for certain intellectual property claims. This obligation expires in May 2008 and has a maximum liability of $7.0 million. The Company does not currently expect to pay out any amounts in respect of these obligations, therefore no accrual has been made in the accompanying financial statements.

•	The Company indemnifies its directors and certain employees as permitted by law. The Company has not recorded a liability associated with these obligations as the Company historically has not incurred any costs associated with such obligations. Costs associated with such obligations may be mitigated by insurance coverage that the Company maintains.

•	The Company is also bound by indemnification obligations under various contracts that it enters into in the normal course of business, such as those issued by its bankers in favor of several of its suppliers and indemnification obligations in favor of customers in respect of liabilities they may incur as a result of any infringement of a third party’s intellectual property rights by the Company’s products. The Company has not historically paid out any amounts related to these obligations and currently does not expect to in the future, therefore no accrual has been made for these obligations in the accompanying financial statements.
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

	Six Months Ended
	December 30, 2006	December 31, 2005
	(in thousands)
Warranty provision at beginning of period	$3,429	$3,782
Warranties issued	227	527
Warranties utilized	—	(146)
Warranties expired, and other changes in liability	(1,066)	(495)
Currency translation	243	(111)

Warranty provision at end of period	$2,833	$3,557

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
The Amended Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Complaint seeks unspecified damages (or in the alternative rescission for those class members who no longer hold shares, of the Company or New Focus), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the Individual Defendants were dismissed, without prejudice, from the action. In July 2002, all defendants filed Motions to Dismiss the Amended Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.
Plaintiffs and most of the issuer defendants and their insurers have entered into a stipulation of settlement for the claims against the issuer defendants, including the Company. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the Court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. The Company believes that both Bookham Technology, plc and New Focus have meritorious defenses to the claims made in the Amended Complaint and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
Note 11. Restructuring
The following table summarizes the activity related to the Company’s restructuring liability for the three months ended December 30, 2006:

	Accrued					Accrued
	restructuring costs	Amounts charged				restructuring costs
	at September 30,	to restructuring				at December 30,
(in thousands)	2006	costs and other	Amounts reversed	Amounts paid	Adjustments	2006
Lease cancellations and commitments	$9,752	$181	$—	$(1,827)	$48	$8,154
Termination payments to employees and related costs	3,646	1,122	(1)	(4,217)	90	640

Total accrued restructuring	$13,398	$1,303	$(1)	$(6,044)	$138	$8,794

Less non-current accrued restructuring charges	(2,587)					(2,383)

Accrued restructuring charges included within other accrued liabilities	$10,811					$6,411

The following table summarizes the activity related to the Company’s restructuring liability for the six months ended December 30, 2006:

	Accrued					Accrued
	restructuring costs	Amounts charged				restructuring costs
	at July 1,	to restructuring		Amounts paid or		at December 30,
(in thousands)	2006	costs and other	Amounts reversed	written-off	Adjustments	2006
Lease cancellations and commitments	$11,487	$771	$—	$(4,043)	$(61)	$8,154
Termination payments to employees and related costs	4,643	3,437	(6)	(7,780)	346	640

Total accrued restructuring	$16,130	$4,208	$(6)	$(11,823)	$285	$8,794

Less non-current accrued restructuring charges	(3,196)					(2,383)

Accrued restructuring charges included within other accrued liabilities	$12,934					$6,411

In May and November 2004, the Company announced restructuring plans, including the transfer of its assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. These cost reduction efforts were expanded in November 2005 to include the transfer of the Company’s chip-on-carrier assembly from Paignton to Shenzhen. The transfer of these operations were substantially completed in the quarter ended December 30, 2006. In May 2006, the Company announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, which were substantially completed in the quarter ended December 30, 2006.
As of December 30, 2006, the Company had spent $30.6 million on these restructuring plans overall, and in total anticipates spending approximately $32 million to $33 million, in connection with such plans, including the May 2006 cost reduction plan. The substantial portion of the remaining costs under those restructuring plans are severance and retention related, and are expected to be paid in the quarter ended March 31, 2007. The Company expects the cost reduction plan announced in May 2006 to reduce its costs by between $5.5 million and $6.5 million in the quarter ended March 31, 2007, when the cost savings are expected to be realized, when compared to the expenses incurred in the quarter ended April 1, 2006.
In connection with earlier plans of restructuring, and the assumption of restructuring accruals upon the acquisition of New Focus in March 2004, in the quarter ended December 30, 2006, we continued to make scheduled payments drawing down the related lease cancellations and commitments. We also accrued an additional $0.2 million and $0.8 million for revised estimates related to one of these commitments in the three and six months ended December 30, 2006. Remaining net payments of lease cancellation and commitments under these actions are included in the restructuring accrual as of December 30, 2006.
Note 12. Segments of an Enterprise and Related Information
The Company is currently organized and operates as two operating segments: (i) optics, and (ii) research and industrial. The optics segment designs, develops, manufactures, markets and sells optical solutions for telecommunications and industrial applications. The research and industrial segment designs, develops, manufactures, markets and sells photonic and microwave solutions. The Company evaluates the performance of its segments and allocates resources based on consolidated revenues and overall profitability.
Segment information for the three and six months ended December 30, 2006 and December 31, 2005 is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 30,	December 31,	December 30,	December 31,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Revenues:
Optics	$48,727	$54,522	$97,938	$110,992
Research and industrial	7,601	6,204	14,781	12,305

Consolidated revenues	56,328	60,726	112,719	123,297

Net loss:
Optics	(21,241)	$(10,787)	$(43,345)	$(11,329)
Research and industrial	(107)	(1,142)	(893)	(1,135)

Consolidated net loss	$(21,348)	$(11,929)	(44,238)	(12,464)

Note 13. Significant Related Party Transactions
During the three and six month periods ended December 31, 2005, and during a portion of the three and six month periods ended December 30, 2006, Nortel Networks owned 3,999,999 shares of the outstanding common stock of the Company. During the six month period ended December 30, 2006, Nortel Networks had sold its stock and, as of December 31, 2006, no longer owned any shares of the Company’s common stock. The Company had revenues of $14.5 million and $29.1 million attributable to sales to Nortel Networks in the three months and six months ended December 30, 2006, respectively, and had accounts receivable, net, due from Nortel Networks of $5.9 million as of December 30, 2006 and had liabilities payable to Nortel Networks of $5.0 million as of December 30, 2006. The Company had revenues of $34.3 million and $68.0 million from Nortel Networks in the three and six months ended December 31, 2005, respectively.
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 establishes a common definition for “fair value” to be applied to GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires that employers recognize, on a prospective basis, the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In September 2006, the FASB issued FASB Staff Position (“FSP”) AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of FSP AUG AIR-1 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of SAB 108 on its consolidated financial position and results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q and the documents incorporated in it by reference contain forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as “expect,” “anticipate,” “intend,” “scheduled,” “designed,” “plan,” “believe,” “seek,” “estimate,” “may,” “will”, “continue” and similar words. You should read these forward looking statements carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have limited or no control. You should not place undue reliance on forward-looking statements and actual results may differ materially from those contained in forward looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q (including our need for additional funding to continue as a going concern) and the documents incorporated in it by reference identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
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
In our Annual Report of Form 10-K for the fiscal year ended July 1, 2006, we disclosed that, based on cash balances and our continuing and expected losses for the foreseeable future, if we fail to meet our management’s current cash flow forecasts, or are unable to draw sufficient amounts under the $25 million senior secured credit facility we entered into with Wells Fargo Foothill, Inc., and other lenders, in August 2006, for any reason, we will need to raise additional funding of at least $10 million to $20 million through external sources prior to July 2007 in order to maintain sufficient financial resources to operate as a going concern through the end of fiscal 2007. We also disclosed that, if necessary, we will attempt to raise additional funds by any one or combination of the following: (i) completing the sale of certain assets; (ii) issuing equity, debt or convertible debt; and (iii) selling certain non core businesses, and that there can be no assurance of our ability to raise sufficient capital through these, or any other efforts.
Sale of Paignton, U.K. Facility
During the quarter ended September 30, 2006, we designated the assets underlying our Paignton U.K. manufacturing site as held for sale. We recorded an impairment charge of $1.9 million as a result of this designation. During the quarter ended December 30, 2006, Bookham Technology plc, our wholly-owned subsidiary, sold the site to a third party resulting in proceeds of £4.8 million (approximately $9.4 million based on an exchange rate of $1.96 to £1.00), net of selling costs. In connection with this transaction, we recorded a loss of $0.1 million which is included in loss on sale of property and equipment and other long-lived assets in our statement of operations. In accordance with the agreement pursuant to which the manufacturing site was sold, we were granted an option to lease back a portion of the Paignton U.K. site from the buyer for a two-year term at a market-based rent. We have exercised the option and have the right to terminate the lease at any time on three months prior notice. We plan to move our remaining Paignton research and development personnel and operations to a smaller site during calendar year 2007.
Recent Developments
On January 31, 2007, our board of directors adopted an overhead cost reduction plan, which we refer to as the Plan. The Plan was adopted as a result of our determination that it was necessary to reduce our overall costs to be more closely aligned with anticipated revenues. The Plan will include workforce reductions, facility and site consolidation of our Caswell, U.K. semiconductor operations within existing local facilities and the transfer of certain research and development activities to our Shenzhen, China facility. We expect to begin implementing the Plan in the quarter ending March 31, 2007 and a substantial portion of the Plan is expected to be completed by the end of the fourth quarter of our fiscal year ending June 30, 2007 with the remainder to be completed in the fiscal quarter ended September 29, 2007. The Plan is expected to save an aggregate amount between $6.0 million and $7.0 million a quarter, in comparison to the fiscal quarter ended December 30, 2006, with a substantial portion of that savings expected to be initially realized in the fiscal quarter ending September 29, 2007. The total cost associated with this Plan, the substantial portion being personnel severance and retention related expenses, is expected to range from $8 million to $9 million, with most of the restructuring charges expected to be incurred and paid by the end of the June 30, 2007, fiscal quarter and the remainder expected to be incurred and paid by the end of the September 29, 2007 fiscal quarter. This Plan is expected to reduce our cost of sales, research and development, and general and administrative expenses.

Critical Accounting Policies
We believe that several accounting policies are important to understanding our historical and future performance. We refer to such policies as “critical” because they generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable at the time—could have been used, and would have resulted in different financial results.
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
Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”, or FIN 48. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157. SFAS No. 157 establishes a common definition for “fair value” to be applied to generally accepted accounting principles in the United States guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.
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
In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company is currently assessing the impact of SAB 108 on its consolidated financial position and results of operations.

Results of Operations
Revenues

	For Three Months Ended			For Six Months Ended
			%			%
$ Millions	December 30, 2006	December 31, 2005	Change	December 30, 2006	December 31, 2006	Change
Net revenues	$56.3	$60.7	(7)%	$112.7	$123.3	(9)%

Revenues in the three and six month periods ended December 30, 2006 decreased by $4.4 million and $10.6 million, or 7% and 9%, respectively, compared to revenues in the three and six month periods ended December 31, 2005. The decrease was largely due to sales to our largest customer, Nortel Networks, decreasing to $14.5 million and $29.1 million in the three and six month periods ended December 30, 2006, respectively, from $34.3 million and $68.0 million, in the comparable periods last year. Revenues from customers other than Nortel Networks increased by $15.4 million and $28.2 million in the three and six months ended December 30, 2006, respectively, when compared to the same periods in the prior year.
Pursuant to the second addendum to our Supply Agreement with Nortel Networks, entered into in May 2005, Nortel issued non-cancelable purchase orders, based on revised pricing, totaling approximately $100 million, for certain products to be delivered through March 2006, which includes $50 million of products we were discontinuing, referred to as Last-Time Buy products. Our revenues in the three and six months ended December 30, 2006 included $0 million and $1.7 million of revenues from Last-Time Buy products, respectively, as compared to $14.5 million and $28.3 million in the three and six months ended December 31, 2005, respectively. We expect that revenues from Last Time Buy products will be negligible in future quarters. In addition, Nortel Network’s obligations to purchase a minimum of $72 million of our products pursuant to the third addendum to the Supply Agreement, which was entered into in January 2006, expired at the end of calendar 2006. As of December 31, 2006, Nortel Networks had purchased in excess of the $72.0 million of our products required to be purchased pursuant to the third addendum. As a result of the expiration of these various purchase obligations under the Supply Agreement with Nortel Networks, we expect our revenues from Nortel to decrease significantly in the quarter ended April 1, 2007, as compared to the quarter ended December 30, 2006, and to moderetely increase through the remainder of calendar 2007.
Revenues from customers other than Nortel Networks increased by 58% in the three month period ended December 30, 2006, to $41.8 million, compared to $26.4 million in same period of the prior year. Revenues from customers other than Nortel Networks increased by 51% in the six month period ended December 30, 2006, to $83.6 million, compared to $55.3 million in same period of the prior year. In particular, revenues from Cisco Systems accounted for 16% and 15% of our total revenues in the three and six month periods ended December 30, 2006, respectively, compared to 2% and 6% in the same period in the prior year. Revenues from Huawei accounted for 10% and 9% of our total revenues in the three and six month periods ended December 30, 2006, respectively, compared to 5% and 5% in the same periods in the prior year.
Revenues from our research and industrial segment, comprised primarily of our New Focus division, which designs, manufactures, markets and sells photonic and microwave solutions, increased to $7.6 million and $14.8 million in the three and six month periods ended December 30, 2006, respectively, compared to $6.2 million and $12.3 million in the same period ended December 31, 2005, primarily as a result of increased product sales volumes.
Cost of Revenues

	Three Months Ended			Six Months Ended
			%			%
$ Millions	December 30, 2006	December 31, 2005	Change	December 30, 2006	December 31, 2005	Change
Cost of revenues	$48.1	$44.0	9%	$95.1	$92.2	3%

Our cost of revenues consists of the costs associated with manufacturing our products, and includes the purchase of raw materials, manufacturing related labor costs and related overhead, including stock-based compensation expenses. It also includes the costs associated with under-utilized production facilities and resources, as well as the charges for the write-down of impaired manufacturing assets and any related restructuring costs. Charges for inventory obsolescence, the cost of product returns and warranty costs are also included in cost of revenues. Costs and expenses of the manufacturing resources which relate to the development of new products are included in research and development.

Our cost of revenues for the three and six month periods ended December 30, 2006 increased 9% and 3%, respectively, from the same periods ended December 31, 2005, primarily due to the costs associated with higher unit sales volumes, which pursuant to the third addendum to the Supply Agreement with Nortel Networks, did not have the favorable pricing terms of the previous amendment to the agreement. Our cost of revenues for the three and six month periods ended December 30, 2006 included $0.6 million and $1.2 million of stock-based compensation charges, respectively. Stock-based compensation charges for the comparable period in the prior year was $0.5 million and $1.3 million, respectively.
Gross Margin

	Three Months Ended			Six Months Ended
			%			%
$ Millions	December 30, 2006	December 31, 2005	Change	December 30, 2006	December 31, 2005	Change
Gross profit	$8.2	$16.7	(51%)	$17.7	$31.1	(43%)

Gross margin rate	15%	28%		16%	25%
Gross margin is calculated as revenues less cost of revenues. The gross margin rate is the resulting gross margin reflected as a percentage of revenues.
Our gross margin rate decreased to 15% and 16% in the three and six months ended December 30, 2006, respectively, compared to 28% and 25% in the three and six months ended December 31, 2005, respectively. The decrease in gross margin in both periods was primarily due to decreased revenues from sales of products to Nortel Networks under the second addendum to the Supply Agreement, including Last Time Buy products which had favorable pricing terms. During the three and six month periods ended December 30, 2006, we had negligible revenues from the sale of inventory we obtained in connection with our 2003 purchase of the optical components business of Nortel Networks, that had been carried on our books at zero value. In the three and six month periods ended December 31, 2005, we had revenues of $2.9 million and $7.1 million related to, and recognized profits of $0.8 million and $2.6 million on, such inventory that had been carried on our books at zero value. While this inventory is on our books at zero value, and its sale generates higher margins than most of our new products, we incur additional costs to complete the manufacturing of these products prior to sale. We believe revenues from this zero value inventory will continue to be negligible through the remainder of fiscal 2007.
Research and Development Expenses

	Three Months Ended			Six Months Ended
			%			%
$ Millions	December 30, 2006	December 31, 2005	Change	December 30, 2006	December 31, 2005	Change
Research and development expenses	$11.5	$10.0	15%	$23.0	$20.4	13%

As a percentage of net revenues	20%	16%		20%	17%
Research and development expense consists primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, and costs related to prototyping.
Research and development expenses increased to $11.5 million and $23.0 million in the three and six month periods ended December 30, 2006, respectively, from $10.0 million and $20.4 million in the three and six month periods ended December 31, 2005, respectively. These increases were primarily related to the costs of new product introduction efforts undertaken in the three and six month periods ended December 30, 2006, as well as the classification of additional costs as research and development in connection with a change in the profile of our Paignton U.K site from primarily an assembly and test site, to primarily a research and development site. The three and six months ended December 30, 2006 also included $0.4 million and $0.9 million, respectively, of stock-based compensation charges, compared to $0.4 million and $1.0 million in the three and six months ended December 31, 2005, respectively.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
			%			%
$ Millions	December 30, 2006	December 31, 2005	Change	December 30, 2006	December 31, 2005	Change
Selling, general and administrative expenses	$12.1	$12.9	(6%)	$24.9	$26.1	(5%)

As a percentage of net revenues	21%	21%		22%	21%
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.
Selling, general and administrative expenses decreased to $12.1 million and $25.0 million in the three and six month periods ended December 30, 2006, respectively, from $12.9 million and $26.1 million in the three and six month periods ended December 31, 2005, respectively. The decrease in selling, general and administrative expenses in both periods was primarily the result of a decrease in stock-based compensation included in selling, general and administrative, and also lower headcount and professional fees in the three and six months ended December 30, 2006 compared to the three and six months ended December 31, 2005.
Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
			%			%
$ Millions	December 30, 2006	December 31, 2005	Change	December 30, 2006	December 31, 2005	Change
Amortization of intangible assets	$2.5	$2.5	(0%)	$4.8	$5.2	(8%)

As a percentage of net revenues	4%	4%		4%	4%
Since 2001, we have acquired six optical components companies and businesses, and one photonics and microwave company, which has added to the balances of our purchased intangible assets subject to amortization. We did not complete any business combinations in the three or six months ended December 30, 2006, and certain purchased intangible assets from our earliest business acquisitions became fully amortized, which has caused our expense for amortization of purchased intangible assets to decrease in the six months ended December 30, 2006 as compared to the same six month periods in the prior year.
Restructuring Charges

	Three Months Ended		Six Months Ended
$ Millions	December 30, 2006	December 31, 2005	December 30, 2006	December 31, 2005
Lease cancellation and commitments	$0.2	$0.6	$0.8	$0.8
Termination payments to employees and related costs	1.1	1.2	3.4	2.8

Total	$1.3	$1.8	$4.2	$3.6

In May and November 2004, we announced restructuring plans, including the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. These cost reduction efforts were expanded in November 2005 to include the transfer of our chip-on-carrier assembly from Paignton to Shenzhen. The transfer of these operations were substantially completed in the quarter ended December 30, 2006. In May 2006, we announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, which were substantially completed in the quarter ended December 30, 2006.
As of December 30, 2006, we spent $30.6 million on these restructuring plans overall, and in total we anticipate spending approximately $32 million to $33 million, in connection with such plans, including the May 2006 cost reduction plan. The substantial portion of the remaining costs under these restructuring plans are severance and retention related, and are expected to be paid in the quarter ended March 31, 2007. We expect the cost reduction plan announced in May 2006 to reduce our costs by between $5.5 million and $6.5 million in the March 2007 quarter, when the cost savings are expected to be realized, when compared to the expenses incurred in the quarter ended April 1, 2006.

In connection with earlier plans of restructuring, and the assumption of restructuring accruals upon the acquisition of New Focus in March 2004, in the quarter ended December 30, 2006, we continued to make scheduled payments drawing down the related lease cancellations and commitments. We also accrued an additional $0.2 million and $0.8 million for revised estimates related to one of these commitments in the three and six months ended December 30, 2006. Remaining net payments of lease cancellation and commitments under these actions are included in the restructuring accrual as of December 30, 2006.
Legal Settlement

	Three Months Ended			Six Months Ended
			%			%
$ Millions	December 30, 2006	December 31, 2005	Change	December 30, 2006	December 31, 2005	Change
Legal settlement	$—	$—	—	$0.5	$—	—
In the six month period ended December 30, 2006, we recorded $0.5 million for additional legal fees and other professional costs related to a settlement of the litigation with Howard Yue, the former sole shareholder of Globe Y. Technology, Inc. (a company acquired by New Focus, Inc. in February 2001), which was reached in fiscal year 2006. There were no legal settlements, or related legal fees and professional costs, recorded in the corresponding quarter of the prior year.
Impairment/(Recovery) of Long-Lived Assets

	Three Months Ended			Six Months Ended
			%			%
$ Millions	December 30, 2006	December 31, 2005	Change	December 30, 2006	December 31, 2005	Change
Impairment/(recovery ) of long-lived assets	$—	$—	—	$1.9	$(1.3)	N/A
During the quarter ended September 30, 2006, we designated the assets underlying our Paignton U.K. manufacturing site as held for sale. In connection with that designation we recorded an impairment charge of $1.9 million.
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
Other Income/Expense, Net

	Three Months Ended			Six Months Ended
			%			%
$ Millions	December 30, 2006	December 31, 2005	Change	December 30, 2006	December 31, 2005	Change
Other income/expense, net	$(1.9)	$(2.1)	(10%)	$(3.4)	$(2.9)	17%
Other income/expense, net primarily consists of interest expense, interest income and foreign currency gains and losses primarily related to the re-measurement of short term balances between our international subsidiaries, the re-measurement of United States dollar denominated cash and receivable accounts of foreign subsidiaries with local functional currencies and unrealized gains or losses on forward contracts not designated as hedges. The increase in other income/expense, net in the six month period ended December 30, 2006 from the six month period ended December 31, 2005 was primarily related to the re-measurement of short term balances between certain of our international subsidiaries more than offsetting a decrease in interest expense due to the conversion of previously outstanding convertible debt into equity in January 2006. In three months ended December 30, 2006 compared to the three months ended December 31, 2005, the decrease in interest expense due to the conversion of previously outstanding convertible debt into equity in January 2006 did not more than offset the expense related to the re-measurement of short term balances between certain of our international subsidiaries.
Income Tax Benefit/(Provision)
In the quarter ended October 1, 2005, we recorded a one time tax gain of $11.8 million related to our anticipated use of capital allowance carry forwards to offset deferred tax liabilities assumed upon our acquisition of Creekside in August 2005.

Liquidity, Capital Resources and Contractual Obligations
Liquidity and Capital Resources
Operating activities

	Six Months Ended
	December 30,	December
	2006	31, 2005
$ Millions	(Unaudited)	(Unaudited)
Net loss	$(44.2)	$(12.5)
Non-cash accounting items:
Depreciation and amortization	12.3	15.0
Stock-based compensation	3.9	4.8
Impairment/(Recovery) of long-lived assets	1.9	(1.3)
Gain on sale of property and equipment	(0.8)	(1.8)
One time tax gain	—	(11.8)
Unrealized gain on foreign currency contracts	—	(1.0)
Foreign currency re-measurement of notes payable	—	0.9
Amortization of deferred gain on sale leaseback	(0.6)	—
Amortization of interest expense for warrants and beneficial conversion feature	—	1.3

Total non-cash accounting charges	16.7	6.2
Increase in working capital	(3.5)	(14.3)

Net cash used in operating activities	$(31.0)	$(20.6)

Net cash used in operating activities for the six month period ended December 30, 2006 was $31.0 million, of which $27.5 million was due to our net loss for the period adjusted for non-cash accounting items. The remaining $3.5 million was due to the net change in our operating assets and liabilities, which arose primarily from cash generated from reductions in accounts receivable, in inventories, related to inventories at our Paignton U.K. site as operations have moved to Shenzhen, China, and in prepaid and other assets, to a degree offset by decreases in accounts payable and accrued expenses and other liabilities, including the payment of professional fees and accrued restructuring costs.
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
Investing activities
Investing activities generated cash of $7.6 million in the six month periods ended December 30, 2006, primarily consisting of $9.4 million and $2.9 million in proceeds from sale of land held for re-sale and from sale of property and equipment, respectively, offset by $4.2 million and $0.6 million in cash used in capital expenditures and of cash transferred to restricted cash, respectively. Investing activities generated net cash of $22.3 million in six month period ended December 31, 2005, primarily from $14.7 million in proceeds net of costs, from sale of land held for re-sale, $7.8 million of cash, excluding restricted cash, assumed in connection with the acquisition of Creekside in August 2005, $1.8 million from proceeds from sale of property and equipment and $0.8 million of cash transferred from restricted cash, offset by $2.8 million used in capital expenditures.
During the quarter ended September 30, 2006, we designated the assets underlying our Paignton U.K. manufacturing site as held for sale. We recorded an impairment charge of $1.9 million as a result of this designation. During the quarter ended December 30, 2006, Bookham Technology plc, our wholly-owned subsidiary, sold the site to a third party for proceeds of £4.8 million (approximately $9.4 million based on an exchange rate of $1.96 to £1.00), net of selling costs. In connection with this transaction, we recorded a loss of $0.1 million which is included in loss on sale of property and equipment and other long-lived assets. In accordance with the agreement pursuant to which the manufacturing site was sold, we were granted an option to lease back a portion of the Paignton U.K. site from the buyer for a two-year term at a market-based rent. We have exercised the option and have the right to terminate the lease at any time on three months prior notice. We plan to move our remaining Paignton research and development personnel and operations to a smaller site during calendar year 2007.

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
At the closing of this transaction, Creekside had receivables (including services and interest charges) of £73.8 million (approximately $135.8 million) due from Deutsche Bank in connection with certain aircraft subleases of Creekside and cash of £4.7 million (approximately $8.6 million), of which £4.2 million was immediately available. The assignment was made in exchange for the receivables, which are to be paid by Deutsche Bank to Creekside in three installments, with the last payment being made on July 16, 2007. We have recorded these receivables and payables as net assets on our balance sheet as of December 30, 2006, which is included elsewhere in this Quarterly Report on Form 10-Q.
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
Financing activities
On August 31, 2006, we entered into an agreement for a private placement of common stock and warrants pursuant to which we issued and sold 8,696,000 shares of common stock and warrants to purchase up to 2,174,000 shares of common stock, which sale closed on September 1, 2006, and issued and sold an additional 2,892,667 shares of common stock and warrants to purchase up to an additional 724,667 shares of common stock in a second closing on September 19, 2006. In both cases such shares of common stock and warrants were issued and sold to certain accredited investors. Our net proceeds from this private placement, including the second closing, were a total of $28.7 million. The warrants are exercisable during the period beginning on March 2, 2007 through September 1, 2011, at an exercise price of $4.00 a share.
In the six month period ended December 31, 2005, we generated $49.3 million of cash from financing activities, consisting of net proceeds from our public offering of 11,250,000 shares of our common stock.
Sources of Cash
In the past five years, we have funded our operations from several sources, including through public offerings of equity, issuance of debt and convertible debt, sale of assets and net cash from acquisitions. On August 31, 2006, we entered into an agreement for a private placement of common stock and warrants pursuant to which we issued and sold 8,696,000 shares of common stock and warrants to purchase up to 2,174,000 shares of common stock, which sale closed on September 1, 2006, and issued and sold an additional 2,892,667 shares of common stock and warrants to purchase up to an additional 724,667 shares of common stock in a second closing on September 19, 2006, in both cases such shares of common stock and warrants were issued and sold to certain accredited investors. Our net proceeds from this private placement, including the second closing, totaled $28.7 million. The warrants are exercisable during the period beginning on March 2, 2007 through September 1, 2011, at an exercise price of $4.00 a share.
On August 2, 2006, we, with Bookham Technology plc, New Focus, Inc. and Bookham (US) Inc., each a wholly-owned subsidiary, which we collectively refer to as the Borrowers, entered into a credit agreement, or Credit Agreement, with Wells Fargo Foothill, Inc. and other lenders regarding a three-year $25 million senior secured revolving credit facility. Advances are available under the Credit Agreement based on 80 percent of the Company’s “qualified accounts receivable”, as defined in the Credit Agreement, at the time an advance is requested.

The obligations of the Borrowers under the Credit Agreement are guaranteed by us, Onetta, Inc., Focused Research, Inc., Globe Y. Technology, Inc., Ignis Optics, Inc., Bookham (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., each also a wholly-owned subsidiary, (which we refer to collectively as the Guarantors and together with the Borrowers, as the Obligors), and are secured pursuant to a security agreement, or the Security Agreement, by the assets of the Obligors, including a pledge of the capital stock holdings of the Obligors in certain of their direct subsidiaries. Any new direct subsidiary of the Obligors is required to execute a security agreement in substantially the same form as the Security Agreement, and become a party to the Security Agreement.
Pursuant to the terms of the Credit Agreement, borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 2.75 percentage points or the prime rate plus 1.25 percentage points. In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and borrowed again anytime until maturity on August 2, 2009. A termination of the commitment line by the Borrower any time prior to August 2, 2008 will subject the Borrowers to a prepayment premium of 1.0% of the maximum revolver amount.
The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes payment defaults, defaults in the performance of affirmative and negative covenants, the material inaccuracy of representations or warranties, a cross-default related to other indebtedness in an aggregate amount of $1,000,000 or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, judgments, and a change of control default. The Credit Agreement contains negative covenants applicable to the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of EBITDA (if the Borrowers have not maintained specified levels of liquidity), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates. As of December 30, 2006, there were no amounts drawn under the credit facility and we were in compliance with all covenants under the Credit Agreement.
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
During the quarter ended September 30, 2006, we designated the assets underlying our Paignton U.K. manufacturing site as held for sale. We recorded an impairment charge of $1.9 million as a result of this designation. During the quarter ended December 30, 2006, Bookham Technology plc, our wholly-owned subsidiary, sold the site to a third party resulting in proceeds of £4.8 million (approximately $9.4 million based on an exchange rate of $1.96 to £1.00), net of selling costs. In connection with this transaction, we recorded a loss of $0.1 million which is included in loss on sale of property and equipement and other long-lived assets. In accordance with the agreement pursuant to which the manufacturing site was sold, we were granted an option to lease back a portion of the Paignton U.K. site from the buyer for a two-year term at a market-based rent. We have exercised the option and have the right to terminate the lease at any time on three months prior notice. We plan to move our remaining Paignton research and development personnel and operations to a smaller site during calendar year 2007.
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

Since the filing of our Annual Report on Form 10-K for the fiscal year ended July 1, 2006, we completed the second closing of the private placement referred to above, resulting in proceeds of approximately $7.3 million, net of commissions. We also sold our Paignton U.K. manufacturing site in a transaction that closed and under which we collected £4.8 million (approximately $9.4 million based on an exchange rate of $1.96 to £1.00), net of selling costs, in November 2006. There can be no assurance that we will not need to raise additional funds to continue as a going concern of our ability to raise any such capital through the above, or any other efforts.
Risk Management—Foreign Currency Risk
We are exposed to fluctuations in foreign currency exchange rates and interest rates. As our business has become increasingly multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States, in the future we expect that a substantial portion of our revenues will be denominated in U.S. dollars, while a substantial portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese Yuan, now that our Shenzhen, China facility is fully operational, in which we pay local expenses. To the extent the exchange rate between the U.S. dollar and the Chinese Yuan were to begin to fluctuate more significantly than experienced to date, our results of operations could be adversely impacted. We enter into foreign currency forward exchange contracts in an effort to mitigate our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of December 30, 2006, we held six foreign currency forward exchange contracts with a nominal value of $11.0 million which include put and call options which expire, or expired, at various dates from January 2007 to June 2007. As of December 30, 2006, the fair value of our outstanding foreign currency forward exchange contracts was an asset of $0.7 million and we recorded an unrealized loss of $0.3 million during the quarter to other comprehensive income in connection with marking these contracts to fair value.
Contractual Obligations
There have been no material changes to the contractual obligations disclosed as at July 1, 2006 in our Annual Report on Form 10-K filed with the SEC on September 14, 2006.
Off-Balance Sheet Arrangements
We are not currently party to any material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rates
We finance our operations through a mixture of stockholders’ funds, loan notes, finance leases and working capital. In the three month period ended September 30, 2006, we entered into a $25 million revolving credit line facility with Wells Fargo Foothill. During the three and six months ended December 30, 2006, we did not drawdown on this facility and therefore had no exposure to interest rate fluctuations, other than exposure created by our cash deposits. We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts.
Foreign currency
Due to our multinational operations, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue and pay expenses. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we may from time to time have to exchange currency to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular, changes in the value of the U.K. pound sterling compared to the U.S. dollar, and to a lesser degree fluctuations between the Chinese Yuan and both the U.S. dollar and the U.K. pound sterling, among others. In an effort to mitigate exposure to those fluctuations, we enter into foreign currency forward exchange contracts with respect to portions of our forecasted expenses denominated in U.K. pound sterling. At December 30, 2006, we held six foreign currency forward exchange contracts, including put and call options, to purchase U.K. pound sterling with a nominal value of $11.0 million and a fair value of $11.7 million at December 30, 2006, including our recording of an unrealized gain of $0.7 million at that date. These contracts include put and call options which expire, or expired, on dates ranging from January 2007 to June 2007. It is estimated that a 10% fluctuation in the dollar between December 30 , 2006 and the maturity dates of the put and call instruments underlying the contracts would lead to a gain of $1.8 million (dollar weakening), or a loss of $0.0 (dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.

Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
In our Annual Report on Form 10-K for the year ended July 1, 2006, we identified a material weakness in our systems of internal control over financial reporting related to the inconsistent treatment of translation/transaction gains and losses in respect to certain intercompany loan balances. We have since implemented review procedures we believe are adequate to remedy the material weakness, and these procedures have been in place and functioning for at least two full quarters, including quarterly close. We note, however, that our next management report on internal control over financial reporting and the related report of our independent registered public accounting firm is not due until our annual report on Form 10-K for the year ended June 30, 2007.
Except as noted above, there was no change in our internal control over financial reporting during the quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

     Plaintiffs and most of the issuer defendants and their insurers have entered into a stipulation of settlement for the claims against the issuer defendants, including us. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. We believe that both Bookham Technology plc and New Focus have meritorious defenses to the claims made in the Amended Complaint and therefore believe that such claims will not have a material effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
     Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Quarterly Report on Form 10-Q, if any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall. The following risk factors have been updated from those provided in our Annual Report on Form 10-K for the fiscal year ended July 1, 2006 to, among other things, update the risk factors regarding our history of large operating losses; our business relationship with Nortel Networks; our liquidity, current cash resources and capital resources; our ability to continue as a going concern; our restructuring efforts; our ability to manage our inventories; the risks of doing business in China and incurring additional significant restructuring charges; our ability to monitor our effective system of internal controls and the future sale of substantial amounts of our common stock. In addition, we have added a risk factor regarding our need to generate additional revenues from customers other than Nortel Networks.
We have a history of large operating losses and we expect to generate losses in the future unless we achieve further cost reductions and revenue increases.
     We have never been profitable. We have incurred losses and negative cash flow from operations since our inception. As of December 30, 2006, we had an accumulated deficit of $999 million.
     Our net loss for the six month period ended December 30, 2006 was $44.2 million. Our net loss for the year ended July 1, 2006 was $87.5 million, which included an $18.8 million loss on conversion of convertible debt and early extinguishment of debt, and an aggregate of $11.2 million of restructuring charges, partially offset by a $11.7 million tax gain. For the year ended July 2, 2005, our net loss was $248 million, which included goodwill and intangibles impairment charges of $114.2 million and restructuring charges of $20.9 million.
     Even though we generated positive gross margins in each of the past eight fiscal quarters, we have a history of negative gross margins. We may not be able to maintain positive gross margins due to, among other things, new product transitions, changing product mix or semiconductor facility under utilization, or if we do not continue to reduce our costs, improve our product mix and generate sufficient revenues from new and existing customers to offset the revenues we will lose as a result of the expiration of minimum purchase requirements under the supply agreement with Nortel Networks.
We must generate significant additional revenues from existing or new customers in order to offset the anticipated decrease in revenues attributable to Nortel Networks
          Historically Nortel Networks has been our largest customer. In the six-month period ended December 30, 2006, our revenues from Nortel Networks were $14.5 million, or 26% of our total revenues. In the fiscal year ended July 1, 2006, and in the fiscal year ended July 2, 2005, we sold $110.5 million and $89.5 million of products and services to Nortel Networks, or 48% and 45% of our total revenues, respectively. The sales of our products to Nortel Networks were made pursuant to the terms of a supply agreement, which included certain minimum purchase obligations and favorable pricing provisions that expired in December, 2006. Nortel Networks is therefore no longer obligated to buy any of our products, and we expect that revenues from Nortel Networks will significantly decrease in the first quarter of calendar 2007. In order to avoid significant reductions in revenue levels, we must replace the anticipated loss of revenues from Nortel Networks with revenues from our other existing customers or obtain new customers, or both. There can be no assurance of the degree to which Nortel Networks will continue to purchase products from us, if any. Additionally, we may be required to increase our sales and marketing efforts to maintain our current revenue levels, and despite these efforts, we still may not be able to offset any decreased revenues from Nortel Networks with sales to new or existing customers. Our inability to replace these revenues will have an adverse impact on our business and results of operations.

In order to continue as a going concern, we may need capital in excess of our current cash resources.
     In our Annual Report on Form 10-K for the fiscal year ended July 1, 2006, we disclosed that, based on our cash balances, and given our continuing and expected losses for the foreseeable future, if we fail to meet management’s current cash flow forecasts, or we are unable to draw sufficient amounts under the three year $25 million senior secured revolving credit agreement with Wells Fargo Foothill, Inc. and other lenders, which was entered into in August 2006, for any reason, we would need to raise additional funding of at least $10 million to $20 million through external sources prior to July 2007 in order to maintain sufficient financial resources in order to operate as a going concern through the end of fiscal 2007, and that if necessary, we would attempt to raise additional funds by any one or a combination of the following: (i) completing the sale of certain assets; (ii) issuing equity, debt or convertible debt or (iii) selling certain non core businesses.
Since the filing of our Annual Report on Form 10-K for the fiscal year ended July 1, 2006, we completed the second closing of our private placement of shares of our common stock and warrants to purchase shares of common stock pursuant to an agreement entered into on August 31, 2006 resulting in proceeds of approximately $7.3 million, net of commissions, and we sold our Paignton U.K. site for approximately $9.4 million, net of selling costs, in a transaction that closed in November 2006. In the future we may need to raise additional funds to continue as a going concern and there can be no assurance of our ability to raise any such capital through the above, or any other efforts.
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
     Historically, we have generated most of our revenues from a limited number of customers. Sales to one customer, Nortel Networks, accounted for 26% of our revenues for the six month period ended December 30, 2006, and 48% and 45% of our revenues for the year ended July 1, 2006 and the year ended July 2, 2005, respectively. In addition to the significantly reduced outlook for revenue from Nortel Networks as a result of the expiration of minimum purchase requirements under the supply agreement, as amended, we expect that revenue from our other major customers may decline or fluctuate significantly during the remainder of calendar year 2007 and beyond. We may not be able to offset any such decline in revenues from our existing major customers with revenues from new customers.

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
     We are taking advantage of the comparatively low costs in China. We have recently transferred substantially all of our assembly and test operations, chip-on-carrier operations and manufacturing and supply chain management operations to our facility in Shenzhen, China. We are also planning to transfer certain research and development related activities to Shenzhen, China. To be successful in China we will need to continue to:
•	qualify our manufacturing lines and the products we produce in Shenzhen, as required by our customers;

•	attract qualified personnel to operate our Shenzhen facility;

•	retain employees at our Shenzhen facility.
     There can be no assurance we will be able to continue one or any of these.
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
     We intend to export the majority of the products manufactured at our Shenzhen facility. Under current regulations, upon application and approval by the relevant governmental authorities, we will not be subject to certain Chinese taxes and will be exempt from certain duties on imported materials that are used in the manufacturing process and subsequently exported from China as finished products. However, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation and duties in China or may be required to pay export fees in the future. In the event that we become subject to new forms of taxation in China, our business and results of operation could be materially adversely affected. We may also be required to expend greater amounts than we currently anticipate in connection with increasing production at the Shenzhen facility. Any one of the factors cited above, or a combination of them, could result in unanticipated costs, which could materially and adversely affect our business.

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
     Our revenues and operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions may increase as we develop new or enhanced products for new markets, including data communications, aerospace, industrial and military markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each customer’s decision to delay or defer purchases from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenues and, as a result, net income for any quarterly period in which material orders fail to occur, or are delayed or deferred could vary significantly.
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
     Over the past five years, we have enacted a series of restructuring plans and cost reduction plans designed to reduce our manufacturing overhead and our operating expenses. In 2001, we reduced manufacturing overhead and our operating expenses in response to the initial decline in demand in the optics components industry. In connection with our acquisitions of Nortel Networks’ optical components business in November 2002 and New Focus in March 2004, we enacted restructuring plans related to the consolidation of our operations, which we expanded in September 2004 to include the transfer of our main corporate functions, including consolidated accounting, financial reporting, tax and treasury, from Abingdon, U.K. to our U.S headquarters in San Jose, California.
     In May and November of 2004, we adopted additional restructuring plans, which included the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, a process that commenced in the quarter ended October 2, 2004. This transition was substantially complete by the end of March 2006, except for a chip-on-carrier assembly process we added to the transition plan in November 2005, and which we substantially completed by the end of December 2006. In May 2006, we announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, which we expect will be complete in the quarter ended March 31, 2007.
     With respect to the transfer of the operations described in the previous paragraph, a limited amount of which are still in the process of being transferred, we have spent $30.6 million as of December 30, 2006, and we anticipate spending a total of approximately $32 million to $33 million, including the cost reduction plan announced in May 2006. The substantial portion of the remaining spending for these restructuring efforts relates to personnel and personnel related costs. We expect the cost reduction plan announced in May 2006 to reduce our costs by between $5.5 million and $6.5 million a quarter, when compared to the expenses incurred in the quarter ended April 1, 2006, with the cost savings expected to be realized in the quarter ending March 31, 2007.

On January 31, 2007, our board of directors adopted an overhead cost reduction plan, which we refer to as the Plan. The Plan was adopted as a result of our determination that it was necessary to reduce our overall costs to be more closely aligned with anticipated revenues. The Plan will include workforce reductions, facility and site consolidation of our Caswell, U.K. semiconductor operations within existing local facilities and the transfer of certain research and development activities to our Shenzhen, China facility. We expect to begin implementing the Plan in the quarter ending March 31, 2007 and a substantial portion of the Plan is expected to be completed by the end of the fourth quarter of our fiscal year ending June 30, 2007 with the remainder to be completed in the fiscal quarter ended September 29, 2007. The Plan is expected to save an aggregate amount between $6.0 million and $7.0 million a quarter, in comparison to the fiscal quarter ended December 30, 2006, with a substantial portion of that savings expected to be initially realized in the fiscal quarter ending September 29, 2007. The total cost associated with this Plan, the substantial portion being personnel severance and retention related expenses, is expected to range from $8 million to $9 million, with most of the restructuring charges expected to be incurred and paid by the end of the June 30, 2007, fiscal quarter and the remainder expected to be incurred and paid by the end of the September 29, 2007 fiscal quarter. This Plan is expected to reduce our cost of sales, research and development, and general and administrative expenses.
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
     We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. The ability to accurately forecast customers’ product needs is difficult. Some of our products and supplies have in the past, and may in the future, become obsolete while in inventory due to rapidly changing customer specifications or a decrease in customer demand. We expect that the challenges we face in properly managing our inventory will become more difficult as a result of the expiration of minimum purchase requirements under the supply agreement with Nortel Networks. Our ability to anticipate minimum customer demands for our products, and consequently the amount of component parts and finished goods we have on hand, is more difficult as a result of the expiration of the supply agreement. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off unsaleable or obsolete inventory, which would adversely affect our results of operations. We have from time to time incurred significant inventory-related charges. During the year ended July 1, 2006, we incurred significant costs for inventory production variances associated with unanticipated shifts in the mix of our customers’ product orders. Any such charges we incur in future periods could significantly adversely affect our results of operations.
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
     On August 10, 2005, Bookham Technology plc purchased all of the issued share capital of City Leasing (Creekside) Limited, a subsidiary of Deutsche Bank. Creekside is entitled to receivables of £73.8 million (approximately $135.8 million, based on an exchange rate of £1.00 to $1.8403,) from Deutsche Bank in connection with certain aircraft subleases and will in turn apply those payments over a two-year term to obligations of £73.1 million (approximately $134.5 million based on an exchange rate of £1.00 to $1.8403) owed to Deutsche Bank. As a result of these transactions, Bookham Technology plc will have available through Creekside cash of approximately £6.63 million (approximately $12.2 million based on an exchange rate of £1.00 to $1.8403). We expect

Bookham Technology plc to utilize certain expected tax losses and other tax attributes to reduce the taxes that might otherwise be due by Creekside as the receivables are paid. In the event that Bookham Technology plc is not able to utilize these tax losses and other tax attributes when U.K. tax returns are filed for the relevant periods (or these tax losses and other tax attributes do not arise), Creekside may have to pay taxes, reducing the cash available from Creekside. In the event there is a future change in applicable U.K. tax law, Creekside, and in turn Bookham Technology plc, would be responsible for any resulting tax liabilities, which amounts could be material to our financial condition or operating results.
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
     We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors. As a result, we could incur additional costs to remedy such matters that would adversely affect gross margins, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputation. Furthermore, even if we are able to deliver products to our customers on a timely basis, we may be unable to recognize revenues at the time of delivery based on our revenue recognition policies.
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
     We depend on a number of suppliers of raw materials and equipment used to manufacture our products. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers and, therefore, these suppliers generally may stop supplying materials and equipment at any time. The reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Any supply deficiencies relating to the quality or quantities of materials or equipment we use to manufacture our products could adversely affect our ability to fulfill customer orders and our financial results of operations.
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
     Our intellectual property portfolio is an important corporate asset. The steps we have taken and may take in the future to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. We cannot assure investors that our competitors will not successfully challenge the validity of our patents or design products that avoid infringement of our proprietary rights with respect to our technology. There can be no assurance that other companies are not investigating or developing other similar technologies, that any patents will be issued from any application pending or filed by us or that, if patents are issued, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, we cannot assure investors that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights under those patents will provide a competitive advantage to us. Further, the laws of certain regions in which our products are or may be developed, manufactured or sold, including Asia-Pacific, Southeast Asia and Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States, the U.K. and continental European countries. This is especially relevant as substantially all of our assembly and test operations and chip-on-carrier operations are now conducted in Shenzhen, China and as our competitors establish manufacturing operations in China to take advantage of comparatively low manufacturing costs.
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
     For the six month period ended December 30, 2006, 21% of our revenues were derived in the United States and 79% of our revenues were derived outside the United States. For the year ended July 1, 2006, the year ended July 2, 2005, the six months ended July 3, 2004, and the year ended December 31, 2003, 21%, 28%, 26%, and 9% of our revenues, respectively, were derived in the United States and 79%, 72%, 74%, and 91%, respectively, were derived outside the United States. We are subject to additional risks related to operating in foreign countries, including:
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
Although we have implemented adequate review procedures to remedy this material weakness, and have concluded as to the satisfactory remediation of this material weakness as of the end of our December 2006 quarter, finding more material weaknesses in the future could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business. In addition, if we discover future material weaknesses, disclosure of that fact could reduce the market’s confidence in our financial statements, which could harm our stock price and our ability to raise capital.
Our business involves the use of hazardous materials, and environmental laws and regulations may expose us to liability and increase our costs.
     We historically handled small amounts of hazardous materials as part of our manufacturing activities and now handle more and different hazardous materials as a result of the manufacturing processes related to New Focus, the optical components business acquired from Nortel Networks and the product lines we acquired from Marconi. Consequently, our operations are subject to environmental laws and regulations governing, among other things, the use and handling of hazardous substances and waste disposal. We may be required to incur costs to comply with current or future environmental laws. As with other companies engaged in manufacturing activities that involve hazardous materials, a risk of environmental liability is inherent in our manufacturing activities, as is the risk that our facilities will be shut down in the event of a release of hazardous waste. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business. In addition, under applicable EU regulations, we, along with other electronics component manufacturers, are prohibited from using lead and certain other hazardous materials in our products. We have incurred unanticipated expenses in connection with the related reconfiguration of our products, and could lose business or face product returns if we failed to implement these requirements properly or on a timely basis.
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

     Plaintiffs and most of the issuer defendants and their insurers have entered into a stipulation of settlement for the claims against the issuer defendants, including Bookham and New Focus. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review.
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
     During the quarter ended December 30, 2006, affiliates of Nortel Networks sold 3,999,999 shares of our common stock. Other stockholders or groups of stockholders hold significant percentages of our shares of common stock. In September 2006, pursuant to a private placement, we issued an aggregate 11,594,667 shares of common stock and warrants to purchase an aggregate of 2,898,667 shares of our common stock. In January and March 2006, pursuant to a series of transactions we issued an aggregate of 10,507,158 shares of common stock and warrants to purchase an aggregate of 1,086,001 shares of common stock. On September 1, 2006, we sold 8,696,000 shares of our common stock and warrants to purchase up to 2,174,000 shares of our common stock in a private placement. In connection with that private placement, on September 19, 2006 we sold an additional 2,898,667 shares of common stock and additional warrants to purchase up to 724,667 shares of common stock in a second closing. Sales by holders of substantial amounts of shares of our common stock in the public or private market could adversely affect the market price of our common stock by increasing the supply of shares available for sale compared to the demand in the public and private markets to buy our common stock. These sales may also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate to meet our capital needs.
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

BOOKHAM, INC.
	By:	/s/ Stephen Abely
Stephen Abely
February 7, 2007		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.