Form 10-Q
period 2007-03-31
BOOKHAM, INC.
filed 2007-05-09
CIK 1110647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 4, 2007, there were 83,274,560 shares of common stock outstanding.

BOOKHAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BOOKHAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2007	July 1, 2006
	(Unaudited)	(a)
ASSETS
Current assets:
Cash and cash equivalents	$55,466	$37,750
Restricted cash	6,222	1,428
Accounts receivable, net	29,129	26,280
Amounts due from related party, net	1,905	7,499
Inventories	49,818	53,860
Current deferred tax asset	348	348
Prepaid expenses and other current assets	7,847	11,436

Total current assets	150,735	138,601

Long-term restricted cash	—	4,119
Goodwill	8,881	8,881
Other intangible assets, net	13,615	19,667
Property and equipment, net	35,610	52,163
Non-current deferred tax asset	12,568	12,911
Other non-current assets	357	455

Total assets	$221,766	$236,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,286	$26,143
Liabilities to related party	5,000	4,250
Accrued expenses and other liabilities	29,063	33,087
Current deferred tax liability	12,568	12,911

Total current liabilities	64,917	76,391

Non-current deferred tax liability	348	348
Other long-term liabilities	2,614	4,989
Deferred gain on sale-leaseback	20,682	19,928

Total liabilities	88,561	101,656

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock:
$.01 par value; 175,000,000 shares authorized; 83,274,144 and 57,978,908 shares issued and outstanding at March 31, 2007 and July 1, 2006, respectively	832	580
Additional paid-in capital	1,113,700	1,053,626
Accumulated other comprehensive income	41,759	35,460
Accumulated deficit	(1,023,086)	(954,525)

Total stockholders’ equity	133,205	135,141

Total liabilities and stockholders’ equity	$221,766	$236,797

The accompanying notes form an integral part of these condensed consolidated financial statements.

(a)	The information in this column was derived from the Company’s consolidated balance sheet included in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended July 1, 2006.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Revenue	$41,845	$29,266	$125,415	$84,599
Revenue from related party	3,144	24,094	32,293	92,058

Net revenue	44,989	53,360	157,708	176,657
Costs of revenue	40,707	47,561	135,760	139,806

Gross profit	4,282	5,799	21,948	36,851

Operating expenses:
Research and development	10,853	10,914	33,871	31,322
Selling, general and administrative	12,043	13,204	36,983	39,309
Amortization of intangible assets	2,170	2,326	6,928	7,510
Restructuring charges	4,273	2,441	8,475	6,009
Legal settlement	—	7,150	490	7,150
Acquired in-process research and development	—	118	—	118
Impairment/(recovery) of other long-lived assets	—	—	1,901	(1,263)
(Gain)/loss on sale of property and equipment and other long-lived assets	6	(313)	(824)	(1,945)

Total operating expenses	29,345	35,840	87,824	88,210

Operating loss	(25,063)	(30,041)	(65,876)	(51,359)
Other income/(expense), net:
Loss on conversion and early extinguishment of debt	—	(18,592)	—	(18,592)
Other income/(expense), net	—	(167)	—	170
Interest income	277	171	699	751
Interest expense	(164)	(154)	(270)	(5,008)
Gain/(loss) on foreign exchange	664	771	(3,031)	1,779

Total other income/(expense), net	777	(17,971)	(2,602)	(20,900)

Loss before income taxes	(24,286)	(48,012)	(68,478)	(72,259)
Income tax provision/(benefit)	37	36	83	(11,747)

Net loss	$(24,323)	$(48,048)	$(68,561)	$(60,512)

Net loss per share (basic and diluted)	$(0.35)	$(0.90)	$(1.03)	$(1.40)

Weighted average shares of common stock outstanding (basic and diluted)	70,077	53,246	66,297	43,266

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2007	April 1, 2006
Cash flows used in operating activities:
Net loss	$(68,561)	$(60,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,797	22,248
Stock-based compensation	5,145	6,631
Impairment/(recovery) of long-lived assets	1,901	(1,263)
Gain on sale of property and equipment	(836)	(2,127)
One time tax gain	—	(11,785)
Legal settlement	—	7,150
Acquired in-process research and development	—	118
Loss on conversion and early extinguishment of debt	—	18,592
Foreign currency re-measurement of notes payable	—	916
Amortization of deferred gain on sale leaseback	(868)	—
Amortization of interest expense for warrants and beneficial conversion feature	—	1,292
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	4,769	(2,220)
Inventories	5,934	(646)
Prepaid and other current assets	4,400	7,465
Accounts payable	(3,828)	(4,756)
Accrued expense and other liabilities	(11,762)	(14,274)

Net cash used in operating activities	(45,909)	(33,171)

Cash flows provided by investing activities:
Purchases of property and equipment	(5,861)	(5,415)
Proceeds from sale of property and equipment	3,174	2,113
Acquisitions, net of cash acquired	—	9,724
Proceeds from sale-leaseback of Caswell facility	—	23,444
Proceeds from sale of land held for re-sale	9,402	14,734
Transfer (to)/from restricted cash	(624)	2,305

Cash flows provided by investing activities	6,091	46,905

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	55,423	49,421
Cash paid in connection with early extinguishment of notes payable	—	(21,000)
Cash paid in connection with conversion of convertible debentures	—	(3,032)
Repayment of loans	(39)	(56)

Net cash provided by financing activities	55,384	25,333

Effect of exchange rate on cash	2,150	(2,922)
Net increase in cash and cash equivalents	17,716	36,145
Cash and cash equivalents at beginning of period	37,750	24,934

Cash and cash equivalents at end of period	$55,466	$61,079

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Business
Bookham Technology plc was incorporated under the laws of England and Wales on September 22, 1988. On September 10, 2004, pursuant to a scheme of arrangement under the laws of the United Kingdom, Bookham Technology plc became a wholly-owned subsidiary of Bookham, Inc., a Delaware corporation. Bookham, Inc. designs, manufactures and markets optical components, modules and subsystems principally for use in the telecommunications industry. Bookham, Inc. also manufactures high-speed electronic components for the telecommunications, defense and aerospace industries. References herein to the “Company” mean Bookham, Inc. and its subsidiaries’ consolidated business activities since September 10, 2004 and Bookham Technology plc’s consolidated business activities prior to September 10, 2004.
Note 2. Basis of Preparation
The accompanying unaudited condensed consolidated financial statements as of March 31, 2007 and for the three and nine months ended March 31, 2007 and April 1, 2006 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Regulation S-X, and include the accounts of Bookham, Inc. and all of its subsidiaries. Information and footnote disclosures required to be included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s consolidated financial position at March 31, 2007 and the consolidated operating results for the three and nine months ended March 31, 2007 and April 1, 2006 and cash flows for the nine months ended March 31, 2007 and April 1, 2006. The consolidated results of operations for the three and nine months ended March 31, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2007.
The condensed consolidated balance sheet at July 1, 2006 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended July 1, 2006 included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006.
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
On August 31, 2006, the Company entered into an agreement for a private placement of common stock and warrants pursuant to which it issued and sold 8,696,000 shares of common stock and warrants to purchase up to 2,174,000 shares of common stock, which sale closed on September 1, 2006, and issued and sold an additional 2,892,667 shares of common stock and additional warrants to purchase 724,667 shares of common stock in a second closing on September 19, 2006. In both cases, such shares of common stock and warrants were issued and sold to accredited investors. Net proceeds to the Company from this private placement, including the second closing, were $28.8 million. The warrants are exercisable during the period beginning on March 2, 2007 through September 1, 2011, at an exercise price of $4.00 per share.
In the Company’s Annual Report of Form 10-K for the fiscal year ended July 1, 2006, the Company disclosed that, based on its cash balances and its continuing and expected losses for the foreseeable future, if it fails to meet management’s current cash flow forecasts, or is unable to draw sufficient amounts under the Credit Agreement for any reason, it will need to raise additional funding of at least $10 million to $20 million through external sources prior to July 2007 in order to maintain sufficient financial resources to operate as a going concern through the end of fiscal 2007. The Company also disclosed that, if necessary, it will attempt to raise additional funds by any one or combination of the following: (i) completing the sale of certain assets; (ii) issuing equity, debt or convertible debt; and (iii) selling certain non-core businesses, and that there can be no assurance of the Company’s ability to raise sufficient capital through these, or any other efforts.

Since the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2006, the Company completed the second closing of the private placement referred to above, resulting in proceeds of approximately $7.3 million, net of commissions.
In November 2006, the Company sold its Paignton U.K. manufacturing site for £4.8 million (approximately $9.4 million based on an exchange rate of $1.96 to £1.00), net of selling costs.
On March 22, 2007, the Company entered into a definitive agreement for a private placement pursuant to which it issued, on March 22, 2007, 13,640,224 shares of common stock, and warrants to purchase up to 4,092,066 shares of common stock with accredited investors for net proceeds to the Company of approximately $26.9 million. The warrants have a five year term and are exercisable beginning on September 23, 2007 at an exercise price of $2.80 per share, subject to adjustment based on a weighted average antidilution formula if the Company effects certain equity issuances in the future for consideration per share that is less than the then current exercise price per share set forth in such warrants.
The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. Descriptions of these estimates and assumptions are included in the Company’s Annual Report on Form 10-K for the year ended July 1, 2006.
Note 3. Stock-based Compensation Expense
On July 3, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payments”, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on the grant date fair value using either the prospective transition method or the modified prospective transition method. The Company has elected to use the modified-prospective-transition method. The application of SFAS No. 123R requires the Company’s management to make judgments in the determination of inputs into the Black-Scholes option pricing model which the Company uses to determine the grant date fair value of stock options it grants. Inherent in this model are assumptions related to expected stock price volatility, option life, risk free interest rate and dividend yield. While the risk free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates.
The Company has not issued and does not anticipate issuing dividends to stockholders and accordingly uses a 0% dividend yield assumption for all Black-Scholes option pricing calculations. The Company uses an expected stock-price volatility assumption that is primarily based on historical realized volatility of the underlying stock during a period of time. With regard to the weighted average option life assumption, the Company evaluates the exercise behavior of past grants as a basis to predict future activity.
The assumptions used to value option grants for the three and nine months ended March 31, 2007 and April 1, 2006 are as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
Expected life	4.5 years	4.5 years	4.5 years	4.5 years
Risk-free interest rate	4.79%	4.50%	4.70%	4.50%
Volatility	83.00%	84.00%	83.00%	84.00%
Dividend yield	0.00%	0.00%	0.00%	0.00%

The amounts included in cost of revenue and operating expenses for stock-based compensation expenses for the three and nine months ended March 31, 2007 and April 1, 2006 were as follows:

	Three Months Ended
	March 31, 2007	April 1, 2006
	(In thousands)
Costs of revenues	$478	$344
Research and development	260	455
Selling, general and administrative	557	1,048

Total	$1,295	$1,847

	Nine Months Ended
	March 31, 2007	April 1, 2006
	(In thousands)
Costs of revenues	$1,660	$1,690
Research and development	1,168	1,465
Selling, general and administrative	2,317	3,479

Total	$5,145	$6,631

Note 4. Comprehensive Loss
For the three months and nine months ended March 31, 2007 and April 1, 2006, the Company’s comprehensive loss was comprised of its net loss, the change in the unrealized gain on currency instruments designated as hedges and foreign currency translation adjustments. The components of comprehensive loss were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
	(In thousands)
Net loss	$(24,323)	$(48,048)	$(68,561)	$(60,512)
Other comprehensive income (loss):
Unrealized gain/(loss) on currency instruments designated as hedges	(198)	117	(148)	117
Foreign currency translation adjustments	(41)	573	6,446	(2,813)

Comprehensive loss	$(24,562)	$(47,358)	$(62,263)	$(63,208)

Note 5. Earnings Per Share
SFAS No. 128, “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed using only the weighted average number of common shares outstanding for the applicable period, while diluted earnings per share is computed assuming conversion of all potentially dilutive securities, such as options, convertible debt and warrants, during such period.
Because the Company incurred a net loss for the three months and nine months ended March 31, 2007 and April 1, 2006, the effect of potentially dilutive securities totaling 17,736,926 and 12,415,975 shares, respectively, has been excluded from the calculation of diluted net loss per share because they would have been anti-dilutive.
Note 6. Inventories
Inventories consist of the following:

	March 31, 2007	July 1, 2006
	(In thousands)
Raw materials	$18,613	$17,006
Work in process	17,709	20,823
Finished goods	13,496	16,031

Total	$49,818	$53,860

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	March 31, 2007	July 1, 2006
	(In thousands)
Accounts payable accruals	$4,537	$4,497
Compensation and benefits related accruals	5,424	5,465
Warranty accrual	2,922	3,429
Other accruals	9,541	6,763
Current portion of restructuring accrual	6,639	12,933

Total	$29,063	$33,087

Note 8. Assets Held for Resale; Impairment (Recovery) of Long Lived Assets
During the quarter ended September 30, 2006, the Company designated the assets underlying its Paignton U.K. manufacturing site as held for sale. The Company recorded an impairment charge of $1.9 million as a result of this designation. During the quarter ended December 31, 2006, Bookham Technology plc, a wholly-owned subsidiary of the Company, sold the site to a third party, resulting in proceeds of £4.8 million (approximately $9.4 million based on an exchange rate of $1.96 to £1.00), net of selling costs. In connection with this transaction, the Company recorded a loss of $0.1 million which is included in loss on sale of property and equipment and other long-lived assets on the Company’s statement of operations for the nine month period ended March 31, 2007. In accordance with the agreement pursuant to which the manufacturing site was sold, the Company was granted an option to lease back a portion of the Paignton U.K. site from the buyer for a two-year term at a market-based rent. The Company has exercised the option and has the right to terminate the lease at any time on three months prior notice. The Company plans to move its remaining Paignton-based research and development personnel and operations to a smaller site toward the end of calendar year 2007.
On September 13, 2005, the Company sold a parcel of land for gross proceeds of $15.5 million. The land, which had a carrying value of $13.7 million as of July 2, 2005, had previously been disclosed as an asset held for resale. The transaction resulted in a gain of $1.3 million net of related costs. The book value of the land sold had previously been written down, so this gain has been reflected as a recovery of impairment on the Company’s statement of operations for the nine months ended April 1, 2006.
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
The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes payment defaults, defaults in the performance of affirmative and negative covenants, the material inaccuracy of representations or warranties, a cross-default related to other indebtedness in an aggregate amount of $1.0 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, judgments, and a change of control default. The Credit Agreement contains negative covenants applicable to the Company, the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of EBITDA (if the Borrowers have not maintained specified levels of liquidity), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates. As of March 31, 2007, there were no amounts drawn under this credit facility and the Company was in compliance with all covenants under the Credit Agreement.

Note 10. Commitments and Contingencies
Guarantees
The Company has entered into the following financial guarantees:
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

	Nine Months Ended
	March 31, 2007	April 1, 2006
	(In thousands)
Warranty provision at beginning of period	$3,429	$3,782
Warranties issued	227	558
Warranties utilized	—	(61)
Warranties expired, and other changes in liability	(985)	(502)
Foreign currency translation	251	(104)

Warranty provision at end of period	$2,922	$3,673

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
On November 7, 2001, a Class Action Complaint was filed against Bookham Technology plc and others in the United States District Court for the Southern District of New York. On April 19, 2002, plaintiffs filed an Amended Class Action Complaint, described below. The Amended Class Action Complaint names as defendants Bookham Technology plc, Goldman, Sachs & Co. and FleetBoston Robertson Stephens, Inc., two of the underwriters of Bookham Technology plc’s initial public offering in April 2000, and Andrew G. Rickman, Stephen J. Cockrell and David Simpson, each of whom was an officer and/or director at the time of the initial public offering.
The Amended Class Action Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Class Action Complaint seeks unspecified damages (or in the alternative rescission for those class members who no longer hold shares of the Company or New Focus), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the Individual Defendants were dismissed, without prejudice, from the action. In July 2002, all defendants filed Motions to Dismiss the Amended Class Action Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.
Plaintiffs and most of the issuer defendants and their insurers have entered into a stipulation of settlement for the claims against the issuer defendants, including the Company and New Focus. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the District Court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the District Court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. On April 6, 2007, plaintiffs’ petition for rehearing of the Second Circuit’s decision was denied. The Company believes that both Bookham Technology, plc and New Focus have meritorious defenses to the claims made in the Amended Class Action Complaint and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
Note 11. Restructuring
The following table summarizes the activity related to the Company’s restructuring liability for the three months ended March 31, 2007:

	Accrued
	restructuring costs	Amounts charged to				Accrued
	at December 30,	restructuring costs		Amounts paid or		restructuring costs
(In thousands)	2006	and other	Amounts reversed	written-off	Adjustments	at March 31, 2007
Lease cancellations and commitments	$8,154	$58	$—	$(2,217)	$3	5,998
Termination payments to employees and related costs	640	4,215	—	(1,998)	6	2,863

Total accrued restructuring	8,794	$4,273	$—	$(4,215)	$9	8,861

Less non-current accrued restructuring charges	(2,383)					(2,222)

Accrued restructuring charges included within accrued expenses and other liabilities	$6,411					$6,639

The following table summarizes the activity related to the Company’s restructuring liability for the nine months ended March 31, 2007:

	Accrued	Amounts charged				Accrued
	restructuring costs	to restructuring		Amounts paid or		restructuring costs
(In thousands)	at July 1, 2006	costs and other	Amounts reversed	written-off	Adjustments	at March 31, 2007
Lease cancellations and commitments	$11,487	$829	$—	$(6,260)	$(57)	$5,999
Termination payments to employees and related costs	4,643	7,646	(6)	(9,773)	352	2,862

Total accrued restructuring	16,130	$8,475	$(6)	$(16,033)	$295	8,861

Less non-current accrued restructuring charges	(3,197)					(2,222)

Accrued restructuring charges included within accrued expenses and other liabilities	$12,933					$6,639

In May, September and December 2004, the Company announced restructuring plans, including the transfer of its assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. These cost reduction efforts were expanded in November 2005 to include the transfer of the Company’s chip-on-carrier assembly from Paignton to Shenzhen. The transfer of these operations was substantially completed in the quarter ended March 31, 2007. In May 2006, the Company announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, which was substantially completed in the quarter ended March 31, 2007. As of March 31, 2007, the Company had spent $31.7 million on all of its restructuring programs.
On January 31, 2007, the Company adopted an overhead cost reduction plan which includes workforce reductions, facility and site consolidation of its Caswell, U.K. semiconductor operations within existing local facilities and the transfer of certain research and development activities to its Shenzhen, China facility. The Company began implementing the overhead cost reduction plan in the quarter ended March 31, 2007. A substantial portion of this overhead cost reduction plan is expected to be completed by the end of the fourth quarter of its fiscal year ending June 30, 2007, with the remainder to be completed in the fiscal quarter ending September 29, 2007. The overhead cost reduction plan is expected to save an aggregate of $6.0 million to $7.0 million per quarter, in comparison to the fiscal quarter ended December 30, 2006, with a substantial portion of that savings expected to be initially realized in the fiscal quarter ending September 29, 2007. The total cost associated with this overhead cost reduction plan, the substantial portion being personnel severance and retention related expenses, is expected to range from $8.0 million to $9.0 million, with most of the restructuring charges expected to be incurred and paid by the end of the June 30, 2007 fiscal quarter and the remainder expected to be incurred and paid by the end of the September 29, 2007 fiscal quarter. As of March 31, 2007, the Company had spent $1.4 million on this cost reduction plan.
In connection with earlier plans of restructuring, and the assumption of restructuring accruals upon the acquisition of New Focus in March 2004, in the quarter ended March 31, 2007, the Company continued to make scheduled payments drawing down the related lease cancellations and commitments. The Company also accrued an additional $0.1 million and $0.9 million for revised estimates related to one of these commitments in the three and nine months ended March 31, 2007 respectively. Remaining net payments of lease cancellations and commitments in connection with the Company’s earlier restructuring efforts are included in the restructuring accrual as of March 31, 2007.
Note 12. Segments of an Enterprise and Related Information
The Company is currently organized and operates as two operating segments: (i) optics, and (ii) research and industrial. The optics segment designs, develops, manufactures, markets and sells optical solutions for telecommunications and industrial applications. The research and industrial segment designs, develops, manufactures, markets and sells photonic and microwave solutions. The Company evaluates the performance of its segments and allocates resources based on consolidated revenues and overall performance.
Segment information for the three and nine months ended March 31, 2007 and April 1, 2006 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 31,	April 1,	March 31,	April 1,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenues:
Optics	$36,735	$46,906	$134,673	$157,898
Research and industrial	8,254	6,454	23,035	18,759

Consolidated revenues	44,989	53,360	157,708	176,657

Net loss:
Optics	(24,553)	$(47,661)	$(67,898)	$(58,990)
Research and industrial	230	(387)	(663)	(1,522)

Consolidated net loss	$(24,323)	$(48,048)	(68,561)	(60,512)

Note 13. Significant Related Party Transactions
During the three and nine months ended April 1, 2006, and during a portion of the three and nine months ended March 31, 2007, Nortel Networks owned 3,999,999 shares of the outstanding common stock of the Company. During the nine month period ended March 31, 2007, the Company believes Nortel Networks had sold its stock and, as of March 31, 2007, no longer owned any shares of the Company’s common stock. The Company had revenues of $3.1 million and $32.3 million attributable to sales to Nortel Networks in the three months and nine months ended March 31, 2007, respectively, and had accounts receivable, net, due from Nortel Networks of $1.9 million as of March 31, 2007 and had liabilities payable to Nortel Networks of $5.0 million as of March 31, 2007. The Company had revenues of $24.1 million and $92.1 million from Nortel Networks in the three and nine months ended April 1, 2006, respectively.
Note 14. Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of application of FIN 48, these will be accounted for as an adjustment to retained earnings. The Company is currently assessing the impact of FIN 48 on its consolidated financial position and results of operations.

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
In September 2006, the FASB issued FASB Staff Position AUG AIR-1 “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 amends the guidance on the accounting for planned major maintenance activities; specifically it precludes the use of the previously acceptable “accrue in advance” method. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006. The implementation of FSP AUG AIR-1 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The implementation of SAB 108 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
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
We operate in two business segments: (i) optics, and (ii) research and industrial. The optics segment relates to the design, development, manufacture, marketing and sale of optical solutions for telecommunications and industrial applications. The research and industrial segment relates to the design, development, manufacture, marketing and sale of photonics and microwave solutions.

In our Annual Report of Form 10-K for the fiscal year ended July 1, 2006, we disclosed that, based on cash balances and our continuing and expected losses for the foreseeable future, if we fail to meet our management’s current cash flow forecasts, or are unable to draw sufficient amounts under the $25 million senior secured credit facility we entered into with Wells Fargo Foothill, Inc. and other lenders in August 2006, for any reason, we will need to raise additional funding of at least $10 million to $20 million through external sources prior to July 2007 in order to maintain sufficient financial resources to operate as a going concern through the end of fiscal 2007. We also disclosed that, if necessary, we will attempt to raise additional funds by any one or combination of the following: (i) completing the sale of certain assets; (ii) issuing equity, debt or convertible debt; and (iii) selling certain non core businesses, and that there can be no assurance of our ability to raise sufficient capital through these or any other efforts.
Recent Developments
On January 31, 2007, our board of directors adopted an overhead cost reduction plan, which we refer to as the Plan. The Plan was adopted as a result of our determination that it was necessary to reduce our overall costs to be more closely aligned with anticipated revenues. The Plan includes workforce reductions, facility and site consolidation of our Caswell, U.K. semiconductor operations within existing local facilities and the transfer of certain research and development activities to our Shenzhen, China facility. We began implementing the Plan in the quarter ending March 31, 2007 and a substantial portion of the Plan is expected to be completed by the end of the fourth quarter of our fiscal year ending June 30, 2007 with the remainder to be completed in the fiscal quarter ending September 29, 2007. The Plan is expected to save an aggregate of $6.0 million to $7.0 million per quarter, in comparison to the fiscal quarter ended December 30, 2006, with a substantial portion of these savings expected to be initially realized in the fiscal quarter ending September 29, 2007. The total cost associated with this Plan, the substantial portion being personnel severance and retention related expenses, is expected to range from $8.0 million to $9.0 million, with most of the restructuring charges expected to be incurred and paid by the end of the June 30, 2007 fiscal quarter and the remainder expected to be incurred and paid by the end of the September 29, 2007 fiscal quarter. This Plan is expected to reduce our cost of sales, research and development, and general and administrative expenses.
On March 22, 2007, we entered into a definitive agreement for a private placement pursuant to which we issued, on March 22, 2007, 13,640,224 shares of common stock and warrants to purchase up to 4,092,066 shares of common stock to accredited investors for net proceeds to us of approximately $26.9 million. The warrants have a five year term and are exercisable beginning on September 23, 2007 at an exercise price of $2.80 per share, subject to adjustment based on a weighted average anti-dilution formula if we effect certain equity issuances in the future for consideration per share that is less than the then current exercise price.
Critical Accounting Policies
We believe that several accounting policies we have implemented are important to understanding our historical and future performance. We refer to such policies as “critical” because they generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable at the time—could have been used, and would have resulted in different financial results.
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
In September 2006, the SEC staff issued Staff Accounting Bulletin or, SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We are currently assessing the impact of SAB 108 on our consolidated financial position and results of operations.
Results of Operations
Revenues

$ Millions	For Three Months Ended			For Nine Months Ended
	March 31, 2007	April 1, 2006	% Change	March 31, 2007	April 1, 2006	% Change
Net revenues	$45.0	$53.4	(16%)	$157.7	$176.7	(11%)

Revenues in the three and nine month period ended March 31, 2007 decreased by $8.4 million and $19.0 million, or 16% and 11%, respectively, compared to revenues in the three and nine month period ended April 1, 2006. The decrease in both periods was largely due to sales to Nortel Networks, decreasing to $3.1 million and $32.3 million in the three and nine month period ended March 31, 2007, respectively, from $24.1 million and $92.1 million, in the comparable periods last year as a result of the expiration of Nortel Networks’ purchase obligations under our Supply Agreement described below. Revenues from customers other than Nortel Networks increased by $12.6 million and $40.8 million in the three and nine months ended March 31, 2007, respectively, when compared to the same periods in the prior year.
Pursuant to the second addendum to our Supply Agreement with Nortel Networks, entered into in May 2005, Nortel issued non-cancelable purchase orders, based on revised pricing, totaling approximately $100 million, for certain products to be delivered through March 2006, which included $50 million of products we were discontinuing, referred to as Last-Time Buy products. Our revenues in the three and nine months ended March 31, 2007 included no revenue and $1.7 million of revenues from Last-Time Buy products, respectively, as compared to $9.1 million and $37.3 million in the three and nine months ended April 1, 2006, respectively. We expect that revenues from Last Time Buy products will be negligible in future quarters. In addition, Nortel Network’s obligations to purchase a minimum of $72 million of our products pursuant to the third addendum to the Supply Agreement, which was entered into in January 2006, expired at the end of calendar 2006. As of December 31, 2006, Nortel Networks had purchased in excess of the $72.0 million of our products required to be purchased pursuant to the third addendum. As a result of the expiration of these various purchase obligations under the Supply Agreement with Nortel Networks, revenues from Nortel Networks decreased significantly in the quarter ended March 31, 2007, as compared to the quarter ended December 30, 2006, and we expect it to moderately increase through the remainder of calendar 2007.
Revenues from customers other than Nortel Networks increased by 43% in the three month period ended March 31, 2007, to $41.8 million, compared to $29.3 million in same period of the prior year as a result of increased product sales volumes to these customers. Revenues from customers other than Nortel Networks increased by 48% in the nine months period ended March 31, 2007, to $125.4 million, compared to $84.6 million in same period of the prior year also due to increased sales volume. In particular, revenues from Cisco Systems accounted for 11% and 14% of our total revenues in the three and nine months periods ended March 31, 2007, respectively, compared to 5% and 6% in the same periods in the prior year. Revenues from Huawei accounted for 9% of our total revenues in both the three and nine months periods ended March 31, 2007, respectively, compared to 7% and 6% in the same periods in the prior year.

Revenues from our research and industrial segment, comprised primarily of our New Focus division, which designs, manufactures, markets and sells photonic and microwave solutions, increased to $8.3 million and $23.0 million in the three and nine months periods ended March 31, 2007, respectively, compared to $6.5 million and $18.8 million in the same periods ended April 1, 2006, primarily as a result of increased product sales volumes.
Cost of Revenues

$ Millions	Three Months Ended			Nine Months Ended
	March 31, 2007	April 1, 2006	% Change	March 31, 2007	April 1, 2006	% Change
Cost of revenues	$40.7	$47.6	(14%)	$135.8	$139.8	(3%)

Our cost of revenues consists of the costs associated with manufacturing our products, and includes the purchase of raw materials, and manufacturing-related labor costs and related overhead, including stock-based compensation expenses. It also includes the costs associated with under-utilized production facilities and resources, as well as the charges for the write-down of impaired manufacturing assets and any related restructuring costs. Charges for inventory obsolescence, the cost of product returns and warranty costs are also included in cost of revenues. Costs and expenses of the manufacturing resources which relate to the development of new products are included as a research and development expense.
Our cost of revenues for the three and nine month period ended March 31, 2007 decreased 14% and 3%, respectively, from the same periods ended April 1, 2006, primarily due to lower costs corresponding to lower sales volumes and reductions in our manufacturing overhead costs as a result of our restructuring plans and cost reduction plans. Our cost of revenues for the three and nine month period ended March 31, 2007 included $0.5 million and $1.7 million of stock-based compensation charges, respectively. Stock-based compensation charges for the comparable period in the prior year was $0.3 million and $1.7 million, respectively.
Gross Margin

$ Millions	Three Months Ended			Nine Months Ended
	March 31, 2007	April 1, 2006	% Change	March 31, 2007	April 1, 2006	% Change
Gross margin	$4.3	$5.8	(26%)	$21.9	$36.9	(41%)

Gross margin rate	10%	11%		14%	21%
Gross margin is calculated as revenues less cost of revenues. The gross margin rate is the resulting gross margin reflected as a percentage of revenues.
Our gross margin rate decreased to 10% and 14% in the three and nine months ended March 31, 2007, respectively, compared to 11% and 21% in the three and nine months ended April 1, 2006, respectively. The decrease in gross margin rate in both periods was primarily due to decreased revenues from sales of products to Nortel Networks under the second addendum to the Supply Agreement, including Last Time Buy products, all of which had favorable pricing terms. In addition, during the three and nine month period ended March 31, 2007, we had negligible revenues from the sale of inventory we obtained in connection with our 2003 purchase of the optical components business of Nortel Networks, that had been carried on our books at zero value. In the three and nine months periods ended April 1, 2006, we had revenues of $2.9 million and $7.1 million, respectively, related to, and recognized profits of $0.8 million and $2.6 million, respectively, on, such inventory that had been carried on our books at zero value. While certain of this inventory remains on our books at zero value, and its potential future sale would generate higher margins than most of our new products, we incur additional costs to complete the manufacturing of these products prior to sale. We believe revenues from this zero value inventory will continue to be negligible through the remainder of fiscal 2007.
Research and Development Expenses

$ Millions	Three Months Ended			Nine Months Ended
	March 31, 2007	April 1, 2006	% Change	March 31, 2007	April 1, 2006	% Change
Research and development expenses	$10.9	$10.9	0%	$33.9	$31.3	8%
As a percentage of net revenues	24%	20%		21%	18%

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, and costs related to prototyping.
Research and development expenses were $10.9 million and $33.9 million in the three and nine month period ended March 31, 2007, respectively, compared to $10.9 million and $31.3 million in the three and nine month period ended April 1, 2006, respectively. The increase in the nine month period ended March 31, 2007 was primarily related to the costs of new product introduction efforts, as well as the classification of additional costs as research and development in connection with a change in the profile of our Paignton U.K site from primarily an assembly and test site to primarily a research and development site. The three and nine months ended March 31, 2007 also included $0.3 million and $1.2 million, respectively, of stock-based compensation charges, compared to $0.5 million and $1.5 million in the three and nine months ended April 1, 2006, respectively.
Selling, General and Administrative Expenses

$ Millions	Three Months Ended			Nine Months Ended
	March 31, 2007	April 1, 2006	% Change	March 31, 2007	April 1, 2006	% Change
Selling, general and administrative expenses	$12.0	$13.2	(9%)	$37.0	$39.3	(6%)
As a percentage of net revenues	27%	25%		23%	22%
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges, related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.
Selling, general and administrative expenses decreased to $12.0 million and $37.0 million in the three and nine month period ended March 31, 2007, respectively, from $13.2 million and $39.3 million in the three and nine month period ended April 1, 2006, respectively. The decrease in selling, general and administrative expenses in both periods was primarily the result of a decrease in stock-based compensation to $0.6 million and $2.3 million in the three and nine month period ended March 31, 2007, respectively, from $1.0 million and $3.5 million in the three and nine month period ended April 1, 2006, respectively, as well as lower headcount and professional fees in the three and nine months ended March 31, 2007 compared to the three and nine months ended April 1, 2006.
Amortization of Intangible Assets

$ Millions	Three Months Ended			Nine Months Ended
	March 31, 2007	April 1, 2006	% Change	March 31, 2007	April 1, 2006	% Change
Amortization of intangible assets	$2.2	$2.3	(4%)	$6.9	$7.5	(8%)
As a percentage of net revenues	5%	4%		4%	4%
Since 2001, we have acquired six optical components companies and businesses, and one photonics and microwave company, which has added to the balances of our purchased intangible assets subject to amortization. We did not complete any business combinations in the three or nine months ended March 31, 2007, and certain purchased intangible assets from our earlier business acquisitions became fully amortized during the nine months ended March 31, 2007, which resulted in a decrease in expense for amortization of purchased intangible assets from the nine months ended March 31, 2007 as compared to the same nine month period in the prior year.
Restructuring Charges

$ Millions	Three Months Ended			Nine Months Ended
	March 31, 2007	April 1, 2006	% Change	March 31, 2007	April 1, 2006	% Change
Lease cancellation and commitments	$0.1	$—	—	$0.8	$0.8	8%
Termination payments to employees and related costs	4.2	2.4	76%	7.6	5.2	46%

Total	$4.3	$2.4		$8.5	$6.0

In May, September and December 2004, we announced restructuring plans, including the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. These cost reduction efforts were expanded in November 2005 to include the transfer of the our chip-on-carrier assembly from Paignton to Shenzhen. The transfer of these operations was substantially completed in the quarter ended March 31, 2007. In May 2006, the we announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, which was substantially completed in the quarter ended March 31, 2007. As of March 31, 2007, we had spent $31.7 million on all of our restructuring programs.

On January 31, 2007, we adopted an overhead cost reduction plan which includes workforce reductions, facility and site consolidation of our Caswell, U.K. semiconductor operations within existing local facilities and the transfer of certain research and development activities to our Shenzhen, China facility. We began implementing our overhead cost reduction plan in the quarter ended March 31, 2007. A substantial portion of this overhead cost reduction plan is expected to be completed by the end of the fourth quarter of our fiscal year ending June 30, 2007, with the remainder to be completed in the fiscal quarter ending September 29, 2007. The overhead cost reduction plan is expected to save an aggregate of $6.0 million to $7.0 million per quarter, in comparison to the fiscal quarter ended December 31, 2006, with a substantial portion of that savings expected to be initially realized in the fiscal quarter ending September 29, 2007. The total cost associated with this overhead cost reduction plan, the substantial portion being personnel severance and retention related expenses, is expected to range from $8.0 million to $9.0 million, with most of the restructuring charges expected to be incurred and paid by the end of the June 30, 2007 fiscal quarter and the remainder expected to be incurred and paid by the end of the September 29, 2007 fiscal quarter. As of March 31, 2007, we had spent $1.4 million on this cost reduction plan.
In connection with earlier plans of restructuring, and the assumption of restructuring accruals upon the acquisition of New Focus in March 2004, in the quarter ended March 31, 2007, we continued to make scheduled payments drawing down the related lease cancellations and commitments. We also accrued an additional $0.1 million and $0.9 million for revised estimates related to one of these commitments in the three and nine months ended March 31, 2007, respectively. Remaining net payments of lease cancellations and commitments in connection with our earlier restructuring efforts are included in the restructuring accrual as of March 31, 2007.
Legal Settlement

$ Millions	Three Months Ended			Nine Months Ended
	March 31, 2007	April 1, 2006	% Change	March 31, 2007	April 1, 2006	% Change
Legal settlement	$—	$7.2	—	$0.5	$7.2	(93%)
     In the nine months period ended March 31, 2007, we recorded $0.5 million for additional legal fees and other professional costs related to a settlement of the litigation with Howard Yue, the former sole shareholder of Globe Y. Technology, Inc. (a company acquired by New Focus, Inc. in February 2001), which was reached in fiscal year 2006. Other than a $7.2 million charge recorded in the quarter ended April 1, 2006 related to this same case, there were no legal settlements, or related legal fees and professional costs, recorded in the corresponding quarter of the prior year.
Impairment/(Recovery) of Long-Lived Assets

$ Millions	Three Months Ended			Nine Months Ended
	March 31, 2007	April 1, 2006	% Change	March 31, 2007	April 1, 2006	% Change
Impairment/(recovery) of long-lived assets	$—	$—	—	$1.9	$(1.3)	N/A
During the quarter ended September 30, 2006, we designated the assets underlying our Paignton U.K. manufacturing site as held for sale. In connection with that designation we recorded an impairment charge of $1.9 million.
In the quarter ended October 1, 2005, we sold a parcel of land in Swindon, U.K., which had previously been accounted for as held for sale. The proceeds were $15.5 million, resulting in a recovery of previous impairment of $1.3 million, net of transaction costs. The book value of this Swindon, U.K. land had previously been impaired and written-down to fair market value, and therefore the net gain is being reflected as a recovery of this impairment.
Other Income/(Expense), Net

$ Millions	Three Months Ended			Nine Months Ended
	March 31, 2007	April 1, 2006	% Change	March 31, 2007	April 1, 2006	% Change
Other income/(expense), net	$0.8	$(18.0)	(104%)	$(2.6)	$(20.9)	(88%)
Other income/(expense), net primarily consists of interest expense, interest income, loss on conversion and early extinguishment of debt and foreign currency gains and losses primarily related to the re-measurement of short term balances between our international subsidiaries, the re-measurement of United States dollar denominated cash and receivable accounts of foreign subsidiaries with local functional currencies and unrealized gains or losses on forward contracts not designated as hedges. The increase in other income/(expense), net in the three and nine months period ended March 31, 2007 from the three and nine months period ended April 1, 2006 was primarily related to an $18.6 million loss on conversion and early extinguishment of debt included in our results for the three and nine month periods ended April 1, 2006.

Income Tax Provision/(Benefit)
In the quarter ended October 1, 2005, we recorded a one time tax gain of $11.8 million related to our anticipated use of capital allowance carry forwards to offset deferred tax liabilities assumed upon our acquisition of Creekside in August 2005. The acquisition of Creekside is described further below.
Liquidity, Capital Resources and Contractual Obligations
Liquidity and Capital Resources
Operating activities

	Nine Months Ended
$ Millions	March 31, 2007	April 1, 2006
	(Unaudited)	(Unaudited)
Net loss	$(68.6)	$(60.5)
Non-cash accounting items:
Depreciation and amortization	17.8	22.2
Stock-based compensation	5.1	6.6
Impairment/(Recovery) of long-lived assets	1.9	(1.3)
Gain on sale of property and equipment	(0.8)	(2.1)
One time tax gain	—	(11.8)
Legal settlement	—	7.2
Acquired in-process research and development	—	0.1
Loss on conversion and early extinguishment of debt	—	18.6
Foreign currency re-measurement of notes payable	—	0.9
Amortization of deferred gain on sale leaseback	(0.9)	—
Amortization of interest expense for warrants and beneficial conversion feature	—	1.3

Total non-cash accounting charges	23.1	41.7
(Decrease)/increase in working capital	(0.4)	(14.4)

Net cash used in operating activities	$(45.9)	$(33.2)

Net cash used in operating activities for the nine month period ended March 31, 2007 was $45.9 million, which was our net loss of $68.6 million reduced by $23.1 million of non-cash accounting items and increase by $0.4 million due to the net change in our operating assets and liabilities, which arose primarily from cash generated from reductions in (i) accounts receivable, (ii) inventories, related to inventories at our Paignton U.K. site as operations have moved to Shenzhen, China, and (iii) prepaid and other assets, offset in part by decreases in accounts payable and accrued expenses and other liabilities, including the payment of professional fees and accrued restructuring costs.
Net cash used in operating activities for the nine month period ended April 1, 2006 was $33.2 million, which included our net loss of $60.5 million reduced by $41.7 million of non-cash accounting items and increased by $14.4 million due to the net change in our working capital, which arose primarily from increases in inventories related to ramping up our Shenzhen manufacturing facility while still operating our Paignton facility, and decreases in our accounts payable and accrued liabilities as a result of payments of amounts owed to suppliers after generating funds from our October 2005 public offering.
Investing activities
Investing activities generated cash of $6.1 million in the nine months periods ended March 31, 2007, primarily consisting of $9.4 million and $3.2 million in net proceeds from sale of land held for re-sale at Paignton and from sale of Paignton property and equipment, respectively, offset by $5.9 million and $0.6 million in cash used in capital expenditures and of cash transferred to restricted cash, respectively. Investing activities generated net cash of $46.9 million in nine month period ended April 1, 2006, primarily from $14.7 million in net proceeds from sale of land held for re-sale at Paignton, $23.4 million in proceeds from sale-leaseback of Caswell facility, $9.7 million of cash, excluding restricted cash, assumed in connection with our acquisition of Creekside in August 2005, $2.1 million from proceeds from sale of property and equipment and $2.3 million of cash transferred from restricted cash, offset by $5.4 million used in capital expenditures.
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
Under the terms of the agreement, Bookham Technology plc received £4.2 million (approximately $7.5 million) of available cash when the transaction closed on August 10, 2005. An additional £1 million (approximately $1.8 million) has since been received on October 14, 2005, £1 million (approximately $1.8 million) was received on July 14, 2006 and the balance of approximately £431,000 (approximately $793,000) is expected to be available on July 16, 2007, as a result of which Bookham Technology plc will have received approximately £6.63 million (approximately $12.2 million, based on an exchange rate of £1.00 to $1.8403).
At the closing of this transaction, Creekside had receivables (including services and interest charges) of £73.8 million (approximately $135.8 million) due from Deutsche Bank in connection with certain aircraft subleases of Creekside and cash of £4.7 million (approximately $8.6 million), of which £4.2 million was immediately available. The assignment was made in exchange for the receivables, which are to be paid by Deutsche Bank to Creekside in three installments, with the last payment being made on July 16, 2007. We have recorded these receivables and payables as net assets on our balance sheet as of March 31, 2007.
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
Financing activities
On March 22, 2007, we entered into a definitive agreement for a private placement pursuant to which we issued, on March 22, 2007, 13,640,224 shares of common stock and warrants to purchase up to 4,092,066 shares of common stock with accredited investors for net proceeds of approximately $26.9 million. The warrants have a five year term, expiring March 22, 2012, and are exercisable beginning on September 23, 2007 at an exercise price of $2.80 per share, subject to adjustment based on a weighted average antidilution formula if we effect certain equity issuances in the future for consideration per share that is less than the then current exercise price.
On August 31, 2006, we entered into an agreement for a private placement of common stock and warrants pursuant to which we issued and sold 8,696,000 shares of common stock and warrants to purchase up to 2,174,000 shares of common stock, which sale closed on September 1, 2006, and issued and sold an additional 2,892,667 shares of common stock and warrants to purchase up to an additional 724,667 shares of common stock in a second closing on September 19, 2006. In both cases such shares of common stock and warrants were issued and sold to accredited investors. Our net proceeds from this private placement, including the second closing, were $28.7 million. The warrants are exercisable during the period beginning on March 2, 2007 through September 1, 2011, at an exercise price of $4.00 a share.
In the nine months period ended April 1, 2006, we generated $25.3 million of cash from financing activities primarily consisting of $49.4 million of net proceeds from our public offering, offset by $24.0 million used in connection with the early retirement of our notes payable to Nortel and our convertible debentures.
Sources of Cash
In the past five years, we have funded our operations from several sources, including through public and private offerings of equity, issuance of debt and convertible debt, sale of assets and net cash from acquisitions.
On March 22, 2007, we entered into a definitive agreement for a private placement pursuant to which we issued, on March 22, 2007, 13,640,224 shares of common stock and warrants to purchase up to 4,092,066 shares of common stock with accredited investors (the “Investors”) for net proceeds of approximately $26.9 million. The warrants have a five year term, expiring March 22, 2012, and are exercisable beginning on September 23, 2007 at an exercise price of $2.80 per share, subject to adjustment based on a weighted average anti dilution formula if we effect certain equity issuances in the future for consideration per share that is less than the then current exercise price.
On August 31, 2006, we entered into an agreement for a private placement of common stock and warrants pursuant to which we issued and sold 8,696,000 shares of common stock and warrants to purchase up to 2,174,000 shares of common stock, which sale closed on September 1, 2006, and issued and sold an additional 2,892,667 shares of common stock and warrants to purchase up to an additional 724,667 shares of common stock in a second closing on September 19, 2006, in both cases such shares of common stock and warrants were issued and sold to accredited investors. Our net proceeds from this private placement, including the second closing, were $28.7 million. The warrants are exercisable during the period beginning on March 2, 2007 through September 1, 2011, at an exercise price of $4.00 a share.
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
The obligations of the Borrowers under the Credit Agreement are guaranteed by us, Onetta, Inc., Focused Research, Inc., Globe Y. Technology, Inc., Ignis Optics, Inc., Bookham (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., each also a wholly-owned subsidiary (which we refer to collectively as the Guarantors and together with the Borrowers, as the Obligors), and are secured pursuant to a security agreement, or the Security Agreement, by the assets of the Obligors, including a pledge of the capital stock holdings of the Obligors in certain of their direct subsidiaries. Any new direct subsidiary of the Obligors is required to execute a security agreement in substantially the same form as the Security Agreement, and become a party to the Security Agreement.
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
The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes payment defaults, defaults in the performance of affirmative and negative covenants, the material inaccuracy of representations or warranties, a cross-default related to other indebtedness in an aggregate amount of $1,000,000 or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, judgments, and a change of control default. The Credit Agreement contains negative covenants applicable to the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of EBITDA (if the Borrowers have not maintained specified levels of liquidity), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates. As of March 31, 2007, there were no amounts drawn under the credit facility and we were in compliance with all covenants under the Credit Agreement.
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
During the quarter ended September 30, 2006, we designated the assets underlying our Paignton U.K. manufacturing site as held for sale. We recorded an impairment charge of $1.9 million as a result of this designation. During the quarter ended December 31, 2006, Bookham Technology plc, our wholly-owned subsidiary, sold the site to a third party resulting in proceeds of £4.8 million (approximately $9.4 million based on an exchange rate of $1.96 to £1.00), net of selling costs. In connection with this transaction, we recorded a loss of $0.1 million which is included in loss on sale of property and equipment and other long-lived assets. In accordance with the agreement pursuant to which the manufacturing site was sold, we were granted an option to lease back a portion of the Paignton U.K. site from the buyer for a two-year term at a market-based rent. We have exercised the option and have the right to terminate the lease at any time on three months prior notice. We plan to move our remaining Paignton research and development personnel and operations to a smaller site during calendar year 2007.
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
Since the filing of our Annual Report on Form 10-K for the fiscal year ended July 1, 2006, we completed the second closing of the private placement referred to above, resulting in proceeds of approximately $7.3 million, net of commissions. We sold our Paignton U.K. manufacturing site in a transaction that closed and under which we collected £4.8 million (approximately $9.4 million based on an exchange rate of $1.96 to £1.00), net of selling costs, in November 2006. We also completed a private placement on March 22, 2007, also referred to above, which resulted in net proceeds of $26.9 million. We believe these financings have provided sufficient funds for us to continue as a going concern through at least the next twelve month period, however, there can be no assurance that we will not choose to raise additional funds during that twelve month period, or that we will not need to raise additional funds to continue as a going concern beyond that twelve month period, or of our ability to raise any such capital through financings, or any other effort, if necessary to continue as a going concern.
Risk Management—Foreign Currency Risk
We are exposed to fluctuations in foreign currency exchange rates and interest rates. As our business has become more multinational in scope, we have become subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States, in the future we expect that a substantial portion of our revenues will be denominated in U.S. dollars, while a substantial portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese Yuan, in which we pay local expenses in connection with the operation of our Shenzhen facility. To the extent the exchange rate between the U.S. dollar and the Chinese Yuan were to begin to fluctuate more significantly than experienced to date, our results of operations could be adversely impacted. We enter into foreign currency forward exchange contracts in an effort to mitigate our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of March 31, 2007, we held thirteen foreign currency forward exchange contracts with a nominal value of $13.5 million which include put and call options which expire, or expired, at various dates from April 2007 to February 2008. As of March 31, 2007, the fair value of our outstanding foreign currency forward exchange contracts was an asset of $0.5 million and we recorded an unrealized loss of $0.2 million during the quarter ended March 31, 2007 to other comprehensive income in connection with marking these contracts to fair value.
Contractual Obligations
There have been no material changes to the contractual obligations disclosed as at July 1, 2006 in our Annual Report on Form 10-K filed with the SEC on September 14, 2006.
Off-Balance Sheet Arrangements
We are not currently party to any material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest rates
We finance our operations through a mixture of stockholders’ funds, loan notes, finance leases and working capital. In the three month period ended September 30, 2006, we entered into a $25 million revolving credit line facility with Wells Fargo Foothill. During the three and nine months ended March 31, 2007, we did not draw down on this facility and therefore had no exposure to interest rate fluctuations, other than exposure created by our cash deposits. We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts.
Foreign currency
Due to our multinational operations, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenue and pay expenses. Our expenses are not necessarily incurred in the currency in which revenue is generated, and, as a result, we may from time to time have to exchange currency to meet our obligations. These currency conversions are subject to exchange rate fluctuations, in particular, changes in the value of the U.K. pound sterling compared to the U.S. dollar, and to a lesser degree fluctuations between the Chinese Yuan and both the U.S. dollar and the U.K. pound sterling, among others. In an effort to mitigate exposure to those fluctuations, we enter into foreign currency forward exchange contracts with respect to portions of our forecasted expenses denominated in U.K. pound sterling. At March 31, 2007, we held thirteen foreign currency forward exchange contracts, including put and call options, to purchase U.K. pound sterling with a nominal value of $13.5 million and a fair value of $14.0 million at March 31, 2007, including a recorded unrealized gain of $0.5 million at that date. These contracts include put and call options which expire, or expired, on dates ranging from April 2007 to February 2008. It is estimated that a 10% fluctuation in the U.S. dollar between March 31, 2007 and the maturity dates of the put and call instruments underlying the contracts would lead to a gain of $1.8 million (dollar weakening), or a loss of $0.8 million (dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.
Item 4. Controls and Procedures
Evaluation of disclosure controls and procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
In our Annual Report on Form 10-K for the year ended July 1, 2006, we identified a material weakness in our systems of internal control over financial reporting related to the inconsistent treatment of translation/transaction gains and losses in respect to certain intercompany loan balances. We have since implemented review procedures we believe are adequate to remedy the material weakness. We note, however, that our next management report on internal control over financial reporting and the related report of our independent registered public accounting firm is not due until our annual report on Form 10-K for the year ended June 30, 2007.
Except as noted above, there was no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On November 7, 2001, a Class Action Complaint was filed against Bookham Technology plc and others in the United States District Court for the Southern District of New York. On April 19, 2002, plaintiffs filed an Amended Class Action Complaint, described below. The Amended Class Action Complaint names as defendants Bookham Technology plc, Goldman, Sachs & Co. and FleetBoston Robertson Stephens, Inc., two of the underwriters of Bookham Technology plc’s initial public offering in April 2000, and Andrew G. Rickman, Stephen J. Cockrell and David Simpson, each of whom was an officer and/or director at the time of Bookham Technology plc’s initial public offering.
     The Amended Class Action Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Class Action Complaint seeks unspecified damages (or in the alternative rescission for those class members who no longer hold our or New Focus common stock), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the Individual Defendants were dismissed, without prejudice, from the action. In July 2002, all defendants filed Motions to Dismiss the Amended Class Action Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.
     Plaintiffs and most of the issuer defendants and their insurers have entered into a stipulation of settlement for the claims against the issuer defendants, including us. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the District Court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the District Court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. On April 6, 2007, plaintiff’s petition for rehearing at the Second Circuit’s decision was denied. We believe that both Bookham Technology plc and New Focus have meritorious defenses to the claims made in the Amended Class Action Complaint and therefore believe that such claims will not have a material effect on our financial position, results of operations or cash flows.
Item 1A. Risk Factors
     Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Quarterly Report on Form 10-Q., If any of the following risks occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall. The following risk factors have been updated from those provided in our Annual Report on Form 10-K for the fiscal year ended July 1, 2006 to, among other things, update the risk factors regarding our history of large operating losses; our business relationship with Nortel Networks; our liquidity, current cash resources and capital resources; our ability to continue as a going concern; our restructuring efforts; our ability to manage our inventories; the risks of doing business in China and incurring additional significant restructuring charges; our ability to monitor our effective system of internal controls and the future sale of substantial amounts of our common stock. In addition, we have added a risk factor regarding our need to generate additional revenues from customers other than Nortel Networks.
We have a history of large operating losses and we expect to generate losses in the future unless we achieve further cost reductions and revenue increases.
     We have never been profitable. We have incurred losses and negative cash flow from operations since our inception. As of March 31, 2007, we had an accumulated deficit of $1,023.7 million.
     Our net loss for the nine months period ended March 31, 2007 was $69.2 million. Our net loss for the year ended July 1, 2006 was $87.5 million, which included an $18.8 million loss on conversion of convertible debt and early extinguishment of debt, and an aggregate of $11.2 million of restructuring charges, partially offset by an $11.7 million tax gain. For the year ended July 2, 2005, our net loss was $248 million, which included goodwill and intangibles impairment charges of $114.2 million and restructuring charges of $20.9 million.
     Even though we generated positive gross margins in each of the past nine fiscal quarters, we have a history of negative gross margins. We may not be able to maintain positive gross margins due to, among other things, new product transitions, changing product mix or semiconductor facility under utilization, or if we do not continue to reduce our costs, improve our product mix and generate sufficient revenues from new and existing customers to offset the revenues we lost as a result of the expiration of minimum purchase requirements under the supply agreement with Nortel Networks.

We must generate significant additional revenues from existing or new customers in order to offset the anticipated decrease in revenues attributable to Nortel Networks
     Historically Nortel Networks has been our largest customer. In the nine-month period ended March 31, 2007, our revenues from Nortel Networks were $32.3 million, or 20% of our total revenues. In the fiscal year ended July 1, 2006, and in the fiscal year ended July 2, 2005, we sold $110.5 million and $89.5 million of products and services to Nortel Networks, or 48% and 45% of our total revenues, respectively. The sales of our products to Nortel Networks were made pursuant to the terms of a supply agreement. Certain minimum purchase obligations and favorable pricing provisions within that supply agreement expired in December, 2006. Nortel Networks is therefore no longer obligated to buy any of our products, and revenues from Nortel Networks significantly decreased to $3.1 million in the first quarter of calendar 2007. In order to increase our revenue levels, we must replace the loss of revenues from Nortel Networks with revenues from our other existing customers or obtain new customers, or both. There can be no assurance of the degree to which Nortel Networks will continue to purchase products from us, if any. Additionally, we may be required to increase our sales and marketing efforts to maintain our current revenue levels, and despite these efforts, we still may not be able to offset any decreased revenues from Nortel Networks with sales to new or existing customers. Our inability to replace these revenues will have an adverse impact on our business and results of operations.
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
Since the filing of our Annual Report on Form 10-K for the fiscal year ended July 1, 2006, we completed the second closing of our private placement of shares of our common stock and warrants to purchase shares of common stock pursuant to an agreement entered into on August 31, 2006 resulting in proceeds of approximately $7.3 million, net of commissions. In November 2006, we sold our Paignton U.K. site for approximately $9.4 million, net of selling costs. We also completed a private placement on March 22, 2007, which resulted in net proceeds of $26.9 million. In the future we may need to raise additional funds to continue as a going concern and there can be no assurance of our ability to raise any such capital through the above, or any other efforts.
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
     Historically, we have generated most of our revenues from a limited number of customers. Sales to one customer, Nortel Networks, accounted for 20% of our revenues for the nine months period ended March 31, 2007, and 48% and 45% of our revenues for the year ended July 1, 2006 and the year ended July 2, 2005, respectively. In addition to the significantly reduced outlook for revenue from Nortel Networks as a result of the expiration of minimum purchase requirements under the supply agreement, as amended, we expect that revenue from our other major customers may decline or fluctuate significantly during the remainder of calendar year 2007 and beyond. We may not be able to offset any such decline in revenues from our existing major customers with revenues from new customers.
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
     In May, September and December 2004, we announced restructuring plans, including the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. These cost reduction efforts were expanded in November 2005 to include the transfer of the our chip-on-carrier assembly from Paignton to Shenzhen. The transfer of these operations was substantially completed in the quarter ended March 31, 2007. In May 2006, the we announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, which was substantially completed in the quarter ended March 31, 2007. As of March 31, 2007, we had spent $31.7 million on all of our restructuring programs.
     On January 31, 2007, we adopted an overhead cost reduction plan which includes workforce reductions, facility and site consolidation of our Caswell, U.K. semiconductor operations within existing local facilities and the transfer of certain research and development activities to our Shenzhen, China facility. We began implementing our overhead cost reduction plan in the quarter ended March 31, 2007. We expect a substantial portion of this overhead cost reduction plan to be completed by the end of the fourth quarter of our fiscal year ending June 30, 2007, with the remainder to be completed in the fiscal quarter ending September 29, 2007. We expect the plan to save an aggregate amount between $6.0 million and $7.0 million a quarter, in comparison to the fiscal quarter ended December 30, 2006, with a substantial portion of that savings expected to be initially realized in the fiscal quarter ending September 29, 2007. The total cost associated with this plan, the substantial portion being personnel severance and retention related expenses, is expected to range from $8.0 million to $9.0 million, with most of the restructuring charges expected to be incurred and paid by the end of the June 30, 2007, fiscal quarter and the remainder expected to be incurred and paid by the end of the September 29, 2007 fiscal quarter. As of March 31, 2007, we had spent $1.4 million on this cost reduction plan.
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
     We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. The ability to accurately forecast customers’ product needs is difficult. Some of our products and supplies have in the past, and may in the future, become obsolete while in inventory due to rapidly changing customer specifications or a decrease in customer demand. We expect that the challenges we face in properly managing our inventory will become more difficult as a result of the expiration of minimum purchase requirements under the supply agreement, as amended, with Nortel Networks. Our ability to anticipate minimum customer demands for our products, and consequently the amount of component parts and finished goods we have on hand, is more difficult as a result of the expiration of the purchase obligations under the supply agreement. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off un-saleable or obsolete inventory, which would adversely affect our results of operations. We have from time to time incurred significant inventory-related charges. During the year ended July 1, 2006, we incurred significant costs for inventory production variances associated with unanticipated shifts in the mix of our customers’ product orders. Any such charges we incur in future periods could significantly adversely affect our results of operations.
Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock.
     We account for our acquisitions using the purchase method of accounting. In accordance with U.S. GAAP, we allocate the total estimated purchase price to the acquired company’s net tangible assets, amortizable intangible assets, and in-process research and development based on their fair values as of the date of announcement of the transaction, and record the excess of the purchase price over those fair values as goodwill. With respect to our acquisition of New Focus, we expensed the portion of the estimated purchase price allocated to in-process research and development in the third quarter of fiscal 2004. We will incur an increase in the amount of amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with the acquisition on an annual basis. To the extent the value of goodwill or intangible assets with indefinite lives becomes impaired, we may be required to incur material charges relating to the impairment of those assets. In the year ended July 2, 2005, in accordance with our policy of evaluating long-lived assets for impairment, we recorded charges totaling $114.2 million related to the impairment of goodwill and purchased intangible assets. In addition, in the past, after the completion of a transaction, we have amended the provisional values of assets and liabilities we obtained as part of transactions, specifically the acquisition of the optical components business of Nortel Networks. This amendment resulted in the value of our inventory being increased by $20.2 million, current liabilities being increased by approximately $1.3 million, intangible assets being decreased by approximately $9.1 million and property, plant and equipment being increased by $9.8 million. In March 2006, we acquired Avalon Photonics AG, and recorded $2.5 million as the value of goodwill and $2.2 million as the value of purchased intangible assets, both of which will be subject to reviews for impairment of value in the future. We may incur charges in the future as a result of any such transaction, which charges may have an adverse effect on our earnings.
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
     Our future success will depend, in large part, upon our intellectual property rights, including patents, design rights, trade secrets, trademarks, know-how and continuing technological innovation. We maintain an active program of identifying material and critical technology appropriate for patent protection. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individuals during their work for us and require that all proprietary information disclosed will remain confidential.

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
     Companies in the industry in which we operate frequently receive claims of patent infringement or infringement of other intellectual property rights. In this regard, third parties may in the future assert claims against us concerning our existing products or with respect to future products under development. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. If we do infringe a third party’s rights, we may need to negotiate with holders of patents relevant to our business. We have from time to time received notices from third parties alleging infringement of their intellectual property. At times we have entered into license agreements with scertain third parties with respect to that intellectual property. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur significant costs and diversion of our resources. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements that require payment of significant royalties that could adversely affect our ability to price our products profitably.
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
     For the nine months period ended March 31, 2007, 22% of our revenues were derived in the United States and 78% of our revenues were derived outside the United States. For the year ended July 1, 2006, the year ended July 2, 2005, the nine months ended July 3, 2004, and the year ended December 31, 2003, 21%, 28%, 26%, and 9% of our revenues, respectively, were derived in the United States and 79%, 72%, 74%, and 91%, respectively, were derived outside the United States. We are subject to additional risks related to operating in foreign countries, including:
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
     Our future depends, in part, on our ability to attract and retain key personnel. Competition for highly skilled technical people is extremely intense and we continue to face difficulty identifying and hiring qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future also depends on the continued contributions of our executive management team and other key management and technical personnel, each of whom would be difficult to replace. The loss of services of these or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business. We recently experienced a change in our chief executive officer position and Peter Bordui is currently serving as our interim president and chief executive officer. We anticipate replacing Dr. Bordui with a permanent president and chief executive officer, however, we cannot assure you that we will be able to do so. Our inability to find a permanent president and chief executive officer could have a material adverse effect on our business.
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
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which may cause stockholders to lose confidence in the accuracy of our financial statements .
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
     On November 7, 2001, a Class Action Complaint was filed against Bookham Technology plc and others in the United States District Court for the Southern District of New York. On April 19, 2002, plaintiffs filed an Amended Class Action Complaint described below. The Class Action Amended Complaint names as defendants Bookham Technology plc, Goldman, Sachs & Co. and FleetBoston Robertson Stephens, Inc., two of the underwriters of Bookham Technology plc’s initial public offering in April 2000, and Andrew G. Rickman, Stephen J. Cockrell and David Simpson, each of whom was an officer and/or director at the time of the initial public offering.
     The Amended Class Action Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Class Action Complaint seeks unspecified damages (or in the alternative rescission for those class members who no longer hold our or New Focus common stock), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the Individual Defendants were dismissed, without prejudice, from the action. In July 2002, all defendants filed Motions to Dismiss the Amended Class Action Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.
     Plaintiffs and most of the issuer defendants and their insurers have entered into a stipulation of settlement for the claims against the issuer defendants, including Bookham and New Focus. Under the stipulation of settlement, the plaintiffs will dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the District Court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the District Court issued an order preliminarily approving the settlement. On December 5, 2006, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. On April 6, 2007, plaintiff’s petition for rehearing of the Second Circuit’s decision was denied.
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
     On March 22, 2007, pursuant to a private placement pursuant, we issued 13,640,224 shares of common stock and warrants to purchase up to 4,092,066 shares of common stock. In September 2006, pursuant to a private placement, we issued an aggregate of 11,594,667 shares of common stock and warrants to purchase an aggregate of 2,898,667 shares of common stock. In January and March 2006, pursuant to a private placement we issued an aggregate of 10,507,158 shares of common stock and warrants to purchase an aggregate of 1,086,001 shares of common stock. Sales by holders of substantial amounts of shares of our common stock in the public or private market could adversely affect the market price of our common stock by increasing the supply of shares available for sale compared to the demand in the public and private markets to buy our common stock. These sales may also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate to meet our capital needs.
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

BOOKHAM, INC.

	By:	/s/ Stephen Abely

Stephen Abely
May 8, 2007		Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1(1)	Securities Purchase Agreement, dated as of March 22, 2007, by and among Bookham, Inc. and the Investors (as such term is defined therein).

10.2(1)	Registration Rights Agreement, dated as of March 22, 2007, by and among Bookham, Inc. and the Investors (as such term is defined therein).

10.3(1)	Form of Warrant.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Registrant’s Form 8-K (File No. 0-30684) filed on March 26, 2007.