Form 10-K
period 2007-06-30
BOOKHAM, INC.
filed 2007-08-31
CIK 1110647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 30, 2007
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

Registrant’s telephone number, including area code:
408-383-1400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common stock, par value $0.01 per share	The NASDAQ Stock Market, LLC

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

The aggregate market value of the common stock held by non-affiliates of the registrant was $280,770,655 based on the last reported sale price of the registrant’s common stock on December 29, 2006 as reported by the NASDAQ Global Market ($4.07 per share) (reference is made to Part II, Item 5 herein for a Statement of Assumptions upon which this calculation is based). As of August 27, 2007, there were 83,745,227 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended June 30, 2007. Portions of the proxy statement are incorporated herein by reference into Part III of this Annual Report on Form 10-K.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our plans, objectives, expectations and intentions. You can identify these statements by words such as “expect,” “anticipate,” “intend,” “objective,” “plan,” “goal”, “attempt,” “believe,” “seek,” “estimate,” “may,” “will” or “continue” or similar words or phrases. You should read statements that contain these words or phrases carefully. They discuss our future expectations, contain projections of our expected future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have limited or no control. Our actual results could differ significantly from results discussed in these forward-looking statements. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and the documents incorporated herein by reference.

PART I

Item 1.	Business

We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. Due to its advantages of higher capacity and transmission speed, optical transmission has become the predominant technology for large-scale communications networks.

Innovation at the component level has been a primary enabler of optical networking, facilitating increased transmission capacity, improving signal quality and lowering cost. Optical communications equipment vendors initially developed and manufactured their own optical components. For a variety of industry-related reasons, the majority of optical equipment vendors have sold, eliminated or outsourced their internal component capabilities and now rely on third-party sources for their optical component needs. In the absence of significant internal component technology expertise or manufacturing capability, communications equipment vendors have become more demanding of their component suppliers, seeking companies with broad technology portfolios, component innovation expertise, advanced manufacturing capabilities, the ability to provide more integrated solutions and financial strength.

We believe we offer one of the most comprehensive end-to-end portfolios of optical component solutions to the telecommunications market, enabling us to deliver more of the components our customers require. Our product portfolio includes products such as our 10 gigabit per second, or Gb/s, discrete transmitters, receivers and optical amplifiers. We intend to maintain our leadership position for these products, as well as develop new solutions that leverage the knowledge and capital invested in our current generation of product offerings.

We believe our advanced component design and manufacturing facilities, which would be very expensive to replicate in the current market environment, provide a significant competitive advantage. On-chip, or monolithic, integration of functionality is more difficult to achieve without access to the production process, and requires advanced process know-how and equipment. Although the market for optical integrated circuits is still in its early stages, it shares many characteristics with the semiconductor market, including the positive relationship between the number of features integrated on a chip, the wafer size and the cost and sophistication of the fabrication equipment. For this reason, we believe our 3-inch wafer indium phosphide semiconductor fabrication facility in Caswell, U.K. provides us a competitive advantage as it allows us to increase the complexity of the optical circuits that we design and manufacture.

We intend to draw upon our internal development and manufacturing capability to continue to create innovative solutions for our customers. Recent examples include the introduction of our family of tunable products, including our InP tunable laser chip, 10Gb/s iTLA tunabe laser, 10Gb/s iTTA transmitter module and 10Gb/s SFF tunable transponder, which are currently either on the market or in early stages of adoption. In addition we are developing chips and packages targeted at 40Gb/s operations and plan to extend our offerings to operations requiring even higher data rates over time. We believe our LMC10 transmitter is the only transmitter of its kind on the market today, and we are currently the sole-source supplier to a number of customers. We are currently developing monolithic chips that provide the same functionality as this transmitter.

Through our acquisition and integration of seven optical components companies and businesses including those of Nortel Networks Corporation, which we refer to as Nortel Networks, and Marconi Optical Components Limited, which we refer to as Marconi, we significantly increased our product portfolio and manufacturing expertise, and we believe we enhanced our existing relationships with leading optical systems vendors. As part of the process of integrating acquired businesses and companies, we have taken significant steps to rationalize production capacity, adjust headcount and restructure resources to reduce manufacturing and operating overhead expenses.

We acquired the optical components business of Nortel Networks in 2002. In connection with the acquisition, Nortel Networks entered into a supply agreement with us which specified a minimum amount of products to be purchased from us. This supply agreement was amended three times, most recently by the third addendum to the supply agreement in January 2006. Pursuant to the second addendum to supply agreement entered into in May 2005, Nortel Networks issued non-cancelable purchase orders, based on revised pricing, totaling approximately $100 million, for certain products, including $50 million of products we were discontinuing as of March 2006. Pursuant to the third addendum to the supply agreement, Nortel Networks was obligated to purchase $72 million of our products, which obligations expired in December 2006. As a result of the expiration of the various purchase obligations under the supply agreement and related addendums, revenues from Nortel Networks decreased significantly in the fiscal year ended June 30, 2007 to $39.9 million as compared to $110.5 million in the fiscal year ended July 1, 2006. As a result of the expiration of the purchase obligations under the third addendum to the supply agreement, combined with a quarterly reduction in revenues related to a Nortel Networks’s inventory reduction initiative, our revenues from Nortel Networks decreased from $14.5 million in the quarter ended December 30, 2006 to $3.1 million in the quarter ended March 31, 2007. Our revenues from Nortel Networks increased to $7.6 million in the quarter ended June 30, 2007 and we expect Nortel to continue to be a significant customer for the foreseeable future.

One of our key strategic objectives has been, and continues to be, to diversify our customer and revenue base by increasing revenues from customers other than Nortel Networks. Our revenues from customers other than Nortel Networks represented 80%, 52% and 55% of our total revenues for the fiscal years ended June 30, 2007, July 1, 2006 and July 2, 2005, respectively.

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

We maintain a web site with the address www.bookham.com. Our web site includes links to our Code of Business Conduct and Ethics and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters. We are not including the information contained in our web site or any information that may be accessed through our web site as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our web site, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

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

During the late 1990s, demand for telecommunications equipment, and the components that went into that equipment, grew dramatically. This demand was driven in part by bandwidth demands resulting from the rise of the Internet and in part by regulatory changes in the U.S. that opened the telecommunications markets to new network service providers. Many of these new networking companies elected to draw upon optical networking technology and to build their own networks in response to forecasts for exponential network traffic growth and these efforts were supported by ready availability of capital.

The business climate for telecommunications companies became less favorable in late 2000, as network service providers began to experience significant financial difficulties. Unable to obtain financing for continued growth, and with actual network utilization below expectations due to an overbuilt infrastructure network, service providers stopped buying new equipment. In turn, many equipment providers stopped buying components, which severely affected optical component manufacturers, who were left with significant inventories, excess production capacity and cost structures not aligned with industry demand levels. In response, optical component suppliers reduced manufacturing and operating cost overheads dramatically in order to sustain their businesses during a period of reduced demand and to achieve cost efficiencies required to meet their customers’ pricing objectives.

As the market for optical systems declined, optical systems vendors were exposed to many of the same inefficiencies confronting independent optical component companies. These challenges, as well as the prioritization on optical systems design manufacturing, resulted in the divestiture or closure of many captive optical component businesses. As a result, during the last four years, optical systems vendors have been seeking component suppliers with (i) a depth of technology expertise and breadth of product portfolio that no longer exists within their own organizations, and (ii) the manufacturing capabilities that they have sold, outsourced or eliminated.

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

The market for optical components, modules and subsystems continues to evolve. Telecommunications network vendors are requiring optical component suppliers to take advantage of developments in product integration and miniaturization to provide solutions incorporating multiple optical components on a single subsystem or module, thereby reducing the need for component assembly and additional testing by the vendor. Accordingly, optical component suppliers who are able to offer more integrated, technologically-advanced modules and subsystems have an advantage, we believe over suppliers who can only offer discrete optical components. In addition, we believe that it is important for optical component suppliers to be vertically integrated, so that they may also supply components, modules and subsystems thereby allowing access to a more diversified customer base as different customers purchase products at different levels of integration.

In addition, optical component suppliers have increasingly had to address the requirements of both the telecommunications and data communications markets. Historically, telecommunications products were characterized by high performance, high cost and significant product customization, while data communications products were characterized by high volume, low cost and standard product specifications. This distinction is becoming blurred as technologies evolve that cost-effectively address both sets of applications at attractive price points, creating an opportunity to leverage technologies that meet the broader demands of the two markets. In addition, optical technologies originally developed for the communications industry, such as high-power lasers, are also being deployed in industrial, automotive, aerospace and military applications. We believe these technologies offer optical component suppliers the opportunity to achieve improved margins and leverage embedded research and development expertise in new applications that are less dependent on the cycles of the telecommunications industry.

In early 2004, the optical components market showed signs of recovery, driven by increased capacity requirements of new applications such as video-on-demand and broadband, customers and service providers with stronger balance sheets, a growing economy and regulatory changes that spurred competition among providers of voice, video and data services. Certain signs of recovery in the industry have been continuing. We believe that there are three primary drivers of this market: (i) the continued recovery of spending by telecommunications networking equipment companies, (ii) the introduction of new, more cost-effective product technologies, such as our family of tunable products, and (iii) the expansion of optical networking in the metro space, driven by the build out of broadband access networks such as fiber-to-the-home initiatives. In addition, the growing competition among cable network operators offering voice, video and data services and traditional telephony service providers is resulting in increased utilization of optical networking technologies, including the long-haul backbone where many of our product offerings are focused, as communications networks converge.

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

Our Solution

We are a leading supplier of optical component solutions for the telecommunications market. Through a focused acquisition strategy and internal development, we have significantly increased our product portfolio and manufacturing expertise, and enhanced existing relationships with leading optical systems vendors. We believe we are well-positioned to succeed as an optical component vendor for the following reasons:

•	Breadth of technology and products. We believe that we offer a comprehensive end-to-end portfolio of optical component solutions to the telecommunications market. We believe that our range of technical capabilities allows us to provide customers with components and integrated solutions to satisfy their optical component needs, including lasers, receivers, transmitters, amplifiers, passive components, integrated subsystems, pluggable modules and our wideband tunable lasers, transmitters and transponders.

•	Leading networking customers. We are suppliers to leading equipment system vendors, such as Nortel Networks, Huawei, Cisco and others. For many of our designs, we are sole-sourced by certain customers, including small form factor 10 Gb/s transmitters and certain optical amplifiers and receivers. We believe this reflects the technical superiority of our products and our customers’ satisfaction with our products and service.

•	Product innovation and technology leadership. Through internal development and selective acquisitions of external technology, we continue to innovate and introduce new products for the telecommunications market. In general, we focus our development efforts on the higher performance segment of the market, as we find customers in this segment value technology differentiation. We also intend to work to maintain our leadership in existing areas of special expertise, such as 10Gb/s transmitters, receivers, optical amplifiers, pump laser chips and tunable products, and to enter 40 Gb/s and 100 Gb/s markets as these market develop.

•	Advanced semiconductor manufacturing facilities. We believe our advanced component design and manufacturing facilities, which would be very expensive to replicate in the current market environment, is a significant competitive advantage. On-chip integration of functionality is more difficult without access to the production process, and requires advanced process know-how and equipment. Our 3-inch wafer indium phosphide semiconductor fabrication facility in Caswell, U.K. utilizes advanced production processes to improve production yields and increase the complexity of the circuits we design and manufacture.

•	Low-cost, advanced assembly facilities. Our Shenzhen, China facility is an advanced production facility with approximately 250,000 square feet of manufacturing and office space. The substantial portion of our revenues are derived from products shipped out of our Shenzhen facility. We believe that the transfer of our assembly and test operations to Shenzhen, while maintaining our Caswell and Zurich facilities, among others, has enabled us to reduce our costs while helping to preserve our technology differentiation.

•	Realigned cost structure. As part of the process of integrating acquired businesses and companies, we have taken significant steps to rationalize production capacity, decrease headcount and restructure resources to reduce manufacturing and operating overhead. These steps, while resulting in significant changes in prior quarters, have resulted in reduced expenses over the most recently completed fiscal year and enabled us to deliver our customers component solutions at lower cost.

Our Strategy

Our goal is to maintain and enhance our position as a leading provider of optical component, module and subsystem solutions for telecommunications providers and broaden our leadership into new markets by:

•	Leveraging broad product portfolio and technology expertise. We believe that our broad product portfolio positions us to increase our penetration of existing customers, such as Nortel Networks, Cisco and Huawei and gives us a competitive advantage in winning new customers. In addition, we intend to continue to apply our optical component technologies to opportunities in other, non-telecommunications markets, including military, industrial research, semiconductor capital equipment and biotechnology, where we believe the use of those technologies is expanding.

•	Providing more comprehensive and technologically advanced solutions. We intend to continue to invest in innovative component level technologies that we believe will allow us to lead the market in quality, price and performance. We also plan to leverage our component level technologies into a series of components, modules and subsystems, enabling us to meet our customers’ growing demand for complete solutions.

•	Continuing to improve cost structure. We intend to continue to identify and implement cost-saving programs across our organization, including a cost reduction plan adopted on January 31, 2007 which was approximately 80% complete as of June 30, 2007 with approximately 70% savings realized in the quarter ended June 30, 2007. This plan includes the rationalization of our Caswell, U.K. wafer facility capacity to match our near term fabrication requirements. Other plans in recent years included transferring our assembly and test functions to our lower cost Shenzhen facility from our Paignton, U.K. facility, and transferring many of our manufacturing and supply chain management functions to Shenzhen as well. We intend to continue to focus on managing our variable costs through yield improvements, labor productivity gains, component substitutions and aggressive supply chain management.

•	Selectively pursuing acquisitions. As we have done in the past, we will continue to consider the use of acquisitions as a means to enhance our scale, obtain critical technologies and enter new markets.

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

We believe that our acquisitions of the optical component businesses of Nortel Networks and Marconi, as well as our acquisitions of Ignis Optics, New Focus, Avalon Photonics and Onetta and the assets of Cierra Photonics, Inc., which we refer to as Cierra Photonics, have significantly enhanced our product portfolio. We believe our enhanced portfolio will enable us to provide optical systems suppliers with components, subsystems and modules based on our components. Our comprehensive array of products are designed to address our customers’ goals of reducing the number of suppliers from whom they purchase.

Our products provide functionality for the various elements within the optical networking system from transmitting to receiving light signals, and include products that generate, detect, amplify, combine and separate light signals. Our product offerings that are principally aimed at the telecommunications marketplace include:

•	Transmitters. Our transmitter product lines include products with fixed and tunable wavelength designed for both long-haul and metro applications at 2.5 Gb/s and 10 Gb/s. This product line includes lasers that are either directly or externally modulated depending on the application.

•	Transceivers. Our small form factor pluggable transceiver portfolio includes SFP products operating at 2.5 Gb/s and XFP products operating at 10 Gb/s.

•	Tunable lasers and transmitter modules. Our tunable laser products include discrete lasers and co-packaged laser modulators to optimize performance and reduce the size of the product. Our tunable products includes an InP tunable laser chip, a 10Gb/s iTLA tunable laser, a 10Gb/s iTTA transmitter module, and a SFF tunable transponder. We are also developing technology to deliver wide band electronic tunability at datarates of 40Gb/s and beyond.

•	Receivers. Our portfolio of discrete receivers for metro, long and ultra long-haul applications at 2.5 Gb/s and 10 Gb/s includes avalanche photodiode, or APD, preamp receivers, as well as photodiode, or PIN, preamp receivers, and PIN and APD modules and products that feature integrated attenuators.

•	Amplifiers. Erbium doped fiber amplifiers, or EDFAs, are used to boost the brightness of optical signals and offer compact amplification for ultra long-haul, long-haul and metro networks. We offer a semi-custom product portfolio of multi-wavelength amplifiers from gain blocks to full card level or subsystem solutions designed for use in wide bandwidth wave division multiplexing, or WDM, optical transmission systems. We also offer lower cost narrow band mini-amplifiers.

•	Pump laser chips. Our 980 nanometer pump laser diodes are designed for use as high-power, reliable pump sources for EDFAs in terrestrial and undersea, or submarine, applications. Uncooled modules are designed for low-cost, reliable amplification for metro, cross-connect or other single/multi channel amplification applications, and submarine applications.

•	Transponder modules. Our transponder modules provide both transmitter and receiver functions. A transponder includes electrical circuitry to control the laser diode and modulation function of the transmitter as well as the receiver electronics.

•	Thin Film Filters. Our thin film filter, or TFF, products are used for multiplexing and demultiplexing optical signals within dense WDM transmission systems. In addition to this, TFF products are used to attenuate and control light within our amplifier product range.

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

Customers, Sales and Marketing

We principally sell our optical component products to telecommunications systems vendors as well as to customers in the data communications, military, aerospace, industrial and manufacturing industries. Customers for our photonics and microwave product portfolio include academic, military and governmental research institutions that engage in advanced research and development activities, and semiconductor capital equipment manufacturers.

We operate in two business segments: (i) optics and (ii) research and industrial. Optics relates to the design, development, manufacture, marketing and sale of optical solutions for telecommunications and industrial applications. Research and industrial relates to the design, manufacture, marketing and sale of photonics and microwave solutions.

The following table sets forth our revenues by segment for the periods indicated:

Revenues by Segment

	Years Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
		(In thousands)

Revenues:
Optics	$171,172	$206,019	$176,598
Research and industrial	31,642	25,630	23,658

Consolidated revenues	$202,814	$231,649	$200,256

For additional information on the optics and research and industrial segments, see Note 12 — “Segments of an Enterprise and Related Information” to our consolidated financial statements appearing elsewhere herein.

We acquired the optical components business of Nortel Networks in 2002. In connection with the acquisition, Nortel Networks entered into a supply agreement with us which specified a minimum amount of products to be purchased from us. As noted above, this supply agreement was amended three times. Pursuant to the second addendum to our supply agreement, Nortel Networks issued non-cancelable purchase orders, based on revised pricing, totaling approximately $100 million, for certain products to be delivered through March 2006, which included $50 million of products we were discontinuing. Pursuant to the third addendum to the supply agreement, Nortel Networks was obligated to purchase $72 million of our products. These obligations expired in December 2006. Our optic segment revenues increased to $206.0 million in the fiscal year ended July 1, 2006 from $176.6 million the fiscal year ended July 2, 2005 largely as a result of revenues from Nortel Networks, which we include in the optic segment revenues, of $110.5 million in the fiscal year ended July 1, 2006 compared to $89.5 million in the fiscal year ended July 2, 2005. Our optics segment revenues decreased to $171.2 million in the fiscal year ended June 30, 2007 from $206.0 million in the fiscal year ended July 1, 2006, largely as a result of the expiration of the various purchase obligations under the supply agreement and related addendums with Nortel Networks. Revenues from Nortel Networks in the fiscal year ended June 30, 2007 decreased to $39.9 million as compared to $110.5 million in the fiscal year ended July 1, 2006. Also as a result of the expiration of the third addendum to the supply agreement, combined with a quarterly reduction in revenues related to an inventory reduction initiative at Nortel Networks, our revenues from Nortel Networks decreased from $14.5 million in the quarter ended December 30, 2006 to $3.1 million in the quarter ended March 31, 2007. Our revenues from Nortel Networks increased to $7.6 million in the quarter ended June 30, 2007, and we expect Nortel Networks to continue to be a significant customer for the foreseeable future.

Revenues from our research and industrial segment, comprised primarily of our New Focus division, which designs, manufactures, markets and sells photonic and microwave solutions, increased to $31.6 million in the year ended June 30, 2007, compared to $25.6 million in the fiscal year ended July 1, 2006, after increasing from $23.6 in the fiscal year ended July 2, 2005. The changes in both years were primarily the result of changes in product sales volumes.

General

We believe it is essential to maintain a comprehensive and capable direct sales and marketing organization. As of June 30, 2007, we had an established direct sales and marketing force of 91 people for all of our products sold in the U.K., China, France, Germany, Switzerland, Canada, Italy and the U.S. In addition to our direct sales and marketing force, we also sell and market our products through international sales representatives and resellers that extend our commercial reach to smaller geographic locations and customers that are not currently covered by our direct sales and marketing force. Our products targeted at research and industrial applications are also sold through catalogs.

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

The following table sets forth our revenues by geographic region for the periods, determined based on the country shipped to, indicated:

Revenues by Geographic Region

	Years Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
		(In thousands)

Canada	$56,093	$107,445	$85,006
United States	45,992	47,762	54,660
China	37,672	27,781	19,420
Europe	34,382	28,753	35,001
Asia other than China	25,204	15,655	5,019
Rest of the World	3,471	4,253	1,150

Net revenues	$202,814	$231,649	$200,256

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

Intellectual Property

We believe that our proprietary technology provides us with a competitive advantage, and we intend to continue to protect our technology, as appropriate, including design, process and assembly aspects. We believe that our intellectual property portfolio is a strategic asset that we can use to develop our own sophisticated solutions and applications, or in conjunction with the technologies of the companies with whom we collaborate, for use in optical networking. Our intellectual property portfolio is supplemented by our expertise and application and process engineering know-how developed by our personnel, including personnel who joined us from Nortel Networks, Marconi, Cierra Photonics, Ignis Optics, New Focus, Avalon Photonics and Onetta. We believe that the future success of our business will depend on our ability to translate our intellectual property portfolio and the technological expertise and innovation of our personnel into new and enhanced products.

As of June 30, 2007, we held 291 U.S. patents and 120 non-U.S. patents, and we had approximately 200 patent applications pending in various countries. The patents we currently hold expire between 2007 and 2025. We maintain an active program to identify technology appropriate for patent protection. We require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individuals during their work for us and require that all proprietary information disclosed will remain confidential. While such agreements may be binding, we may not be able to enforce them in all jurisdictions.

Although we continue to take steps to identify and protect our patentable technology and to obtain and protect proprietary rights to our technology, we cannot be certain the steps we have taken will prevent misappropriation of our technology. We may, as appropriate, take legal action to enforce our patents and trademarks and otherwise to protect our intellectual property rights, including our trade secrets, which may not be successful. In the future, situations may arise in which we may decide to grant licenses to certain of our proprietary technology.

Research and Development

Since the inception of Bookham Technology plc in 1988, we have been committed to our research and development activities. We spent $43.0 million during the year ended June 30, 2007, $42.6 million during the year ended July 1, 2006, and $44.8 million during the year ended July 2, 2005 on our research and development programs. We believe that continued focus on the development of our technology is critical to our future competitive success and our goal is to expand and develop our line of telecommunications products, particularly in the area of wideband tunable products, expand and develop our line of non-telecommunications products and technologies for use in a variety of different applications, enhance our manufacturing processes to reduce production costs, provide increased device performance and reduce product time to market. We also believe it is critical to focus our resources on those technologies where our strengths as a company may translate into the most significant potential for product demand and profitability. Accordingly, in connection with our cost reduction plan announced in May 2006, we realigned our product development portfolio to focus on such programs. As of June 30, 2007, our research and development organization comprised 166 people.

Our research and development facilities in Paignton and Caswell, U.K., Santa Rosa and San Jose, California, Zurich, Switzerland and Ottawa, Canada, include computer-aided design stations, modern laboratories and automated test equipment. Our research and development organization has optical and electronic integration expertise that facilitates meeting customer-specific requirements as they arise.

Manufacturing

Our manufacturing capabilities include fabrication processing for indium phosphide substrates, gallium arsenide substrates and TTFs, including clean room facilities for each of these fabrication processes, along with assembly and test capability and reliability/quality testing. We utilize sophisticated semiconductor processing equipment, such as epitaxy reactors, metal deposition systems, and photolithography, etching, analytical measurement and control equipment. Our assembly and test facilities include specialized automated assembly equipment, temperature and humidity control and reliability and testing facilities.

We lease a facility in which we have an advanced 3-inch wafer indium phosphide semiconductor fabrication operation, which we believe is one of our key competitive differentiators. This facility is located in Caswell U.K. and is leased pursuant to a 20 year lease, which lease period commenced in March 30, 2006, with an option to extend an additional 5 years after the initial 20 year period and for additional 2 year increments indefinitely after the initial 25 year period. We previously owned this facility, but in March 2006 we sold it to a subsidiary of Scarborough

Development as a part of a sale-leaseback arrangement. For additional information about the sale-leaseback arrangement of the Caswell facility, see Note 6 — “Commitments and Contingencies” to our consolidated financial statements, appearing elsewhere herein. We also have assembly and test facilities in Shenzhen, China and San Jose, California. We have a wafer fabrication facility in Zurich, Switzerland, and a TTF manufacturing facility in Santa Rosa, California. We previously had manufacturing facilities in Paignton, Abingdon, Harlow and Swindon, U.K.; Columbia, Maryland; Poughkeepsie, New York; and Ottawa, Canada, all of which are now either closed or have discontinued manufacturing operations. During 2003, we consolidated our Ottawa manufacturing equipment and activities into our existing Caswell facility and consolidated our optical amplifier assembly and test operations and chip-on-carrier operations into our Paignton site. In 2003, we substantially underutilized our existing manufacturing capacity. In 2004, we implemented a restructuring plan which included a reduction in our excess manufacturing floor space to 700,000 square feet and the transfer of a majority of our assembly and test operations from Paignton to Shenzhen in order to take advantage of the comparatively low manufacturing costs in China. The transfer of assembly and test operations from our Paignton facility was completed in the March 2007 quarter. During the first six months of calendar year 2007 we consolidated certain activities within our Caswell, U.K. wafer facility to rationalize our capacity to match our near term fabrication requirements.

The following table sets forth our long-lived tangible assets by geographic region as of the dates indicated:

Long-Lived Tangible Assets

	June 30,	July 1,	July 2,
	2007	2006	2005
		(In thousands)

United Kingdom	$9,707	$30,319	$40,813
China	18,462	14,529	14,905
Europe other than United Kingdom	3,877	4,806	5,312
United States	1,341	1,893	2,229
Canada	320	616	897

Total long-lived tangible assets	$33,707	$52,163	$64,156

The following table sets forth our total assets by geographic region as of the dates indicated:

Total Assets

	June 30,	July 1,	July 2,
	2007	2006	2005
		(In thousands)

United Kingdom	$58,827	$121,337	$150,876
United States	69,571	46,115	47,695
China	52,736	47,611	24,940
Europe other than United Kingdom	21,002	19,090	11,660
Canada	2,390	2,644	3,407

Total assets	$204,526	$236,797	$238,578

Competition

The market for our products is highly competitive. We believe we compete favorably with respect to the following factors:

•	product quality, performance and price;

•	on-going product evolution;

•	manufacturing capabilities; and

•	customer service and support.

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

We believe that our principal competitors in telecommunications are the major suppliers of optical components and modules, including both vendors selling to third parties and components companies owned by large telecommunications equipment manufacturers. Specifically, we believe that we compete against two main categories of competitors in telecommunications:

•	broad-based merchant suppliers of components, principally JDSU, Avanex, Opnext, Eudyna, Excelight, Intel and CyOptics; and

•	the vertically integrated equipment manufacturers, such as Fujitsu, Huawei and Sumitomo.

In addition, as we integrate and expand our offerings into new applications and markets, we may compete against market leaders, such as Agilent and Finisar in industries such as semiconductor and data communications, who may have significantly more resources than we do.

In the area of photonics and microwave solutions, we compete with a number of companies including Melles Griot, Newport, Thermo Oriel (a unit of the Thermo Photonics Division of Thermo Fisher Scientific), Thorlabs, Miteq and Aeroflex.

Employees

As of June 30, 2007, we employed 1,985 persons, including 166 in research and development, 1,632 in manufacturing, 91 in sales and marketing, and 96 in finance and administration. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are good.

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

We have never been profitable. We have incurred losses and negative cash flow from operations since our inception. As of June 30, 2007, we had an accumulated deficit of $1,036.7 million.

Our net loss for the year ended June 30, 2007 was $82.2 million. Our net loss for the year ended July 1, 2006 was $87.5 million, which included an $18.8 million loss on conversion of convertible debt and early extinguishment of debt, and an aggregate of $11.2 million of restructuring charges, partially offset by an $11.7 million tax gain. For the year ended July 2, 2005, our net loss was $248 million, which included goodwill and intangibles impairment charges of $114.2 million and restructuring charges of $20.9 million.

Even though we generated positive gross margins in each of the past ten fiscal quarters, we have a history of negative gross margins. We may not be able to maintain positive gross margins due to, among other things, new product transitions, changing product mix or semiconductor facility under-utilization, or if we do not continue to reduce our costs, improve our product mix and generate sufficient revenues from new and existing customers to offset the revenues we lost as a result of the expiration of minimum purchase requirements under the supply agreement with Nortel Networks.

Our success will depend on our ability to anticipate and respond to evolving technologies and customer requirements.

The market for telecommunications equipment is characterized by substantial capital investment and diverse and evolving technologies. For example, the market for optical components is currently characterized by a trend toward the adoption of “pluggable” components and tunable transmitters that do not require the customized interconnections of traditional fixed wave length “gold box” devices and the increased integration of components on subsystems. Our ability to anticipate and respond to these and other changes in technology, industry standards, customer requirements and product offerings and to develop and introduce new and enhanced products will be significant factors in our ability to succeed. We expect that new technologies will continue to emerge as competition in the telecommunications industry increases and the need for higher and more cost efficient bandwidth expands. The introduction of new products embodying new technologies or the emergence of new industry standards could render our existing products or products in development uncompetitive from a pricing standpoint, obsolete or unmarketable.

The market for optical components continues to be characterized by excess capacity and intense price competition which has had, and will continue to have, a material adverse effect on our results of operations.

By 2002, actual demand for optical communications equipment and components was dramatically less than that forecasted by leading market researchers only two years before. Even though the market for optical components has been recovering, particularly in the metro market segment, there continues to be excess capacity, intense price competition among optical component manufacturers and continued consolidation in the industry. As a result of this excess capacity, and other industry factors, pricing pressure remains intense. The continued uncertainties in the telecommunications industry and the global economy make it difficult for us to anticipate revenue levels and therefore to make appropriate estimates and plans relating to cost management. Continued uncertain demand for optical components has had, and will continue to have, a material adverse effect on our results of operations.

We and our customers are each dependent upon a limited number of customers.

Historically, we have generated most of our revenues from a limited number of customers. Sales to one customer, Nortel Networks, accounted for 20%, 48% and 45% of our revenues for the years ended June 30, 2007, July 1, 2006 and July 2, 2005, respectively. Revenues from any of our major customers, including Nortel Networks, may decline or fluctuate significantly in the future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers or other existing customers.

Historically, Nortel Networks has been our largest customer. Through December 2006, sales of our products to Nortel Networks were made pursuant to the terms of a supply agreement. Certain minimum purchase obligations and favorable pricing provisions within that supply agreement expired in December 2006 as a result of which Nortel Networks is no longer obligated to buy any of our products. Revenues from Nortel Networks decreased from $14.5 million in the quarter ended December 30, 2006 to $3.1 million in the quarter ended March 31, 2007. Even though revenues from Nortel Networks increased to $7.6 million in the quarter ended June 30, 2007, in order to maintain or increase our overall revenue levels, we must replace any decreases in revenues from Nortel Networks with revenues from our other existing customers or obtain new customers, or both. Nortel Networks may not continue to purchase products from us and is not obligated to do so. Additionally, we may be required to increase our sales and marketing efforts to maintain our current revenue levels, and despite these efforts, we still may not be able to offset any decreased revenues from Nortel Networks with sales to new or existing customers. Our inability to replace these revenues will have an adverse impact on our business and results of operations.

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

Our financial results have been materially impacted by foreign currency fluctuations and our future financial results may also be materially impacted by foreign currency fluctuations. At certain times in our history, declines in the value of the U.S. dollar versus the U.K. pound sterling have had a major negative effect on our profit margins and our cash flow. Despite our change in domicile from the United Kingdom to the United States and the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, a significant portion of our expenses are still denominated in U.K. pounds sterling and substantially all of our revenues are denominated in U.S. dollars. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and pay expenses will continue to have a material effect on our operating results. Additional exposure could result should the exchange rate between the U.S. dollar and the Chinese Yuan vary more significantly than it has to date.

We engage in currency transactions in an effort to cover some of our exposure to such currency fluctuations, and we may be required to convert currencies to meet our obligations. Under certain circumstances, these transactions can have an adverse effect on our financial condition.

We are increasing manufacturing operations in China, which exposes us to risks inherent in doing business in China.

We are taking advantage of the comparatively low costs of operating in China. We have recently transferred substantially all of our assembly and test operations, chip-on-carrier operations and manufacturing and supply chain management operations to our facility in Shenzhen, China. We are also planning to transfer certain iterative research and development related activities from the U.K. to Shenzhen, China. To be successful in China we will need to continue to:

•	qualify our manufacturing lines and the products we produce in Shenzhen, as required by our customers;

•	attract qualified personnel to operate our Shenzhen facility;

•	retain employees at our Shenzhen facility.

There can be no assurance we will be able to do any of these.

Operations in China are subject to greater political, legal and economic risks than our operations in other countries. In order to operate the facility, we must obtain and retain required legal authorization and train and hire a workforce. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China and costs or operational limitations may be imposed in connection with obtaining and complying with such permits. Employee turnover in China is high due to the intensely competitive and fluid market for skilled labor.

We have been advised that power may be rationed in the location of our Shenzhen facility, and were power rationing to be implemented, it could have an adverse impact on our ability to complete manufacturing commitments on a timely basis or, alternatively, could require significant investment in generating capacity to sustain uninterrupted operations at the facility, which we may not be able to do successfully.

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

Our revenues and operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions may increase as we develop new or enhanced products for new markets, including data communications, aerospace, industrial and military markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each customer’s decision to delay or defer purchases from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred could vary significantly.

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

Over the past six years, we have enacted a series of restructuring plans and cost reduction plans designed to reduce our manufacturing overhead and our operating expenses. In 2001, we reduced manufacturing overhead and our operating expenses in response to the initial decline in demand in the optical components industry. In connection with our acquisitions of Nortel Networks’ optical components business in November 2002 and New Focus in March 2004, we enacted restructuring plans related to the consolidation of our operations, which we expanded in September 2004 to include the transfer of our main corporate functions, including consolidated accounting, financial reporting, tax and treasury, from Abingdon, U.K. to our U.S headquarters in San Jose, California.

In May, September and December 2004, we announced restructuring plans, including the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. These cost reduction efforts were expanded in November 2005 to include the transfer of our chip-on-carrier assembly from Paignton to Shenzhen. The transfer of these operations was completed in the quarter ended March 31, 2007. In May 2006, we announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen. This was substantially completed in the quarter ended June 30, 2007. As of June 30, 2007, we had spent an aggregate of $32.0 million on all of our restructuring programs.

On January 31, 2007, we adopted an overhead cost reduction plan which includes workforce reductions, facility and site consolidation of our Caswell, U.K. semiconductor operations within our existing facilities and the transfer of certain research and development activities to our Shenzhen, China facility. We began implementing our overhead cost reduction plan in the quarter ended March 31, 2007. A substantial portion of this overhead cost reduction plan was completed by June 30, 2007, and we expect the remainder to be completed during the fiscal quarters ended September 29, 2007 and December 29, 2007. We expect this most recent plan to save an aggregate of between $6.0 million and $7.0 million a quarter, in comparison to the fiscal quarter ended December 30, 2006, with a substantial portion of that savings expected to be initially realized in the fiscal quarter ended September 29, 2007. The total cost associated with this plan, the substantial portion being personnel severance and retention related expenses, is expected to range from $8.0 million to $9.0 million. Most of the restructuring charges were incurred and paid during the quarter ended June 30, 2007, with the remainder expected to be incurred and paid during the quarters ending September 29, 2007 and December 29, 2007. As of June 30, 2007, we had spent $5.3 million on this cost reduction plan.

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

We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. Accurately forecasting customers’ product needs is difficult. Some of our products and supplies have in the past, and may in the future, become obsolete while in inventory due to rapidly changing customer specifications or a decrease in customer demand. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off unsaleable or obsolete inventory, which would adversely affect our results of operations. We have from time to time incurred significant inventory-related charges. For example, during the year ended July 1, 2006, we incurred significant costs for inventory production variances associated with unanticipated shifts in the mix of our customers’ product orders. Any such charges we incur in future periods could significantly adversely affect our results of operations.

Bookham Technology plc may not be able to utilize tax losses and other tax attributes against the receivables that arise as a result of its transaction with Deutsche Bank.

On August 10, 2005, Bookham Technology plc purchased all of the issued share capital of City Leasing (Creekside) Limited, a subsidiary of Deutsche Bank. Creekside is entitled to receivables of £73.8 million (approximately $135.8 million, based on an exchange rate of £1.00 to $1.8403, the noon buying rate on September 2, 2005 for cable transfers in foreign currencies as certified by the Federal Reserve Bank of New York) from Deutsche Bank in connection with certain aircraft subleases and these payments have been applied over a two-year term to obligations of £73.1 million (approximately $134.5 million based on an exchange rate of £1.00 to $1.8403) owed to Deutsche Bank. As a result of these transactions, Bookham Technology plc will have available through Creekside cash of approximately £6.63 million (approximately $12.2 million based on an exchange rate of £1.00 to $1.8403). We expect Bookham Technology plc to utilize certain expected tax losses and other tax attributes to reduce the taxes that might otherwise be due by Creekside as the receivables are paid. In the event that Bookham Technology plc is not able to utilize these tax losses and other tax attributes when U.K. tax returns are filed for the relevant periods (or these tax losses and other tax attributes do not arise), Creekside may have to pay taxes, reducing the cash available from Creekside. In the event there is a future change in applicable U.K. tax law, Creekside and in turn Bookham Technology plc would be responsible for any resulting tax liabilities, which amounts could be material to our financial condition or operating results.

Our products are complex and may take longer to develop than anticipated and we may not recognize revenues from new products until after long field testing and customer acceptance periods.

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

We depend on a number of suppliers of raw materials and equipment used to manufacture our products. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers and, therefore, these suppliers generally may stop supplying materials and equipment at any time. The reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Any supply deficiencies relating to the quality or quantities of materials or equipment we use to manufacture our products could adversely affect our ability to fulfill customer orders and our results of operations.

Our intellectual property rights may not be adequately protected.

Our future success will depend, in large part, upon our intellectual property rights, including patents, design rights, trade secrets, trademarks, know-how and continuing technological innovation. We maintain an active program of identifying technology appropriate for patent protection. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individuals during their work for us and require that all proprietary information disclosed will remain confidential. Although such agreements may be binding, they may not be enforceable in full or in part in all jurisdictions and any breach of a confidentiality obligation could have a very serious effect on our business and the remedy for such breach may be limited.

Our intellectual property portfolio is an important corporate asset. The steps we have taken and may take in the future to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. We cannot assure investors that our competitors will not successfully challenge the validity of our patents or design products that avoid infringement of our proprietary rights with respect to our technology. There can be no assurance that other companies are not investigating or developing other similar technologies, that any patents will be issued from any application pending or filed by us or that, if patents are issued, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, we cannot assure investors that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights under those patents will provide a competitive advantage to us. Further, the laws of certain regions in which our products are or may be developed, manufactured or sold, including Asia-Pacific, Southeast Asia and Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States, the U.K. and continental European countries. This is especially relevant now that we have transferred all of our assembly and test operations and chip-on-carrier operations from our facilities in the U.K. to Shenzhen, China and as our competitors establish manufacturing operations in China to take advantage of comparatively low manufacturing costs.

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

Certain companies in the telecommunications and optical components markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and our competitors. Optical component suppliers may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us. In the future, we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit or prohibit our development of new products for our markets. Licenses granting us the right to use third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results. Our larger competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage.

The markets in which we operate are highly competitive, which could result in lost sales and lower revenues.

The market for fiber optic components and modules is highly competitive and such competition could result in our existing customers moving their orders to competitors. Certain of our competitors may be able more quickly and effectively to:

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

For the year ended June 30, 2007, the year ended July 1, 2006, and the year ended July 2, 2005, 23%, 21%, and 28% of our revenues, respectively, were derived in the United States and 77%, 79%, and 72% of our revenues, respectively, were derived outside the United States. We are subject to additional risks related to operating in foreign countries, including:

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

We have significantly reduced the number of employees and scope of our operations because of declining demand for certain of our products and continue to reduce our headcount in connection with our on going restructuring and cost reduction efforts. During periods of growth or decline, management may not be able to sufficiently coordinate the roles of individuals to ensure that all areas of our operations receive appropriate focus and attention. If we are unable to manage our headcount, manufacturing capacity and scope of operations effectively, the cost and quality of our products may suffer, we may be unable to attract and retain key personnel and we may be unable to market and develop new products. Further, the inability to successfully manage the substantially larger and geographically more diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.

We may be faced with product liability claims.

Despite quality assurance measures, defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects and for consequential damages. They could, moreover, impair the market’s acceptance of our products. Both could have a material adverse effect on our business and financial condition. In addition, we may assume product warranty liabilities related to companies we acquire, which could have a material adverse effect on our business and financial condition. In order to mitigate the risk of liability for damages, we carry product liability insurance with a $26 million aggregate annual limit and errors and omissions insurance with a $5 million annual limit. We cannot assure investors that this insurance could adequately cover our costs arising from defects in our products or otherwise.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. In addition, compliance with the internal control requirements, as well as other financial reporting standards applicable to a public company, including the Sarbanes-Oxley Act of 2002, has in the past and will in the future continue to involve substantial cost and investment of our management’s time. We will continue to spend significant time and incur significant costs to assess and report on the effectiveness of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act. In our prior fiscal years ended July 1, 2006 and July 2, 2005, we reported certain material weaknesses, in fiscal 2006 relating to inconsistent treatment of translation/transaction gains and loses in respect to certain intercompany loan balances, and in fiscal 2005 relating to: i) shortage of, and turnover in, qualified financial reporting personnel to ensure complete application of U.S. generally accepted accounting principles, ii) insufficient management review of analyses and reconciliations, iii) inaccurate updating of accounting inputs for estimates of complex non-routine transactions, and iv) accounting for foreign currency exchange transactions. Although we have since concluded as to the satisfactory remediation of these material weaknesses, finding more material weaknesses in the future could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, which could harm our business. In addition, if we discover future material weaknesses, disclosure of that fact could reduce the market’s confidence in our financial statements, which could harm our stock price and our ability to raise capital.

Our business involves the use of hazardous materials, and we are subject to environmental and import/export laws and regulations that may expose us to liability and increase our costs.

We historically handled small amounts of hazardous materials as part of our manufacturing activities and now handle more and different hazardous materials as a result of the manufacturing processes related to our New Focus division, the optical components business acquired from Nortel Networks and the product lines we acquired from Marconi. Consequently, our operations are subject to environmental laws and regulations governing, among other things, the use and handling of hazardous substances and waste disposal. We may incur costs to comply with current or future environmental laws. As with other companies engaged in manufacturing activities that involve hazardous materials, a risk of environmental liability is inherent in our manufacturing activities, as is the risk that our facilities will be shut down in the event of a release of hazardous waste. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business. Under applicable EU regulations, we, along with other electronics component manufacturers, are prohibited from using lead and certain other hazardous materials in our products. We have incurred unanticipated expenses in connection with the related reconfiguration of our products, and could lose business or face product returns if we failed to implement these requirements properly or on a timely basis.

In addition, the sale and manufacture of certain of our products require on-going compliance with governmental security and import/export regulations. Our New Focus division has, in the past, been notified of potential violations of certain export regulations which on one occasion resulted in the payment of a fine to the U.S. federal government. We may, in the future, be subject to investigation which may result in fines for violations of security and import/export regulations. Furthermore, any disruptions of our product shipments in the future, including disruptions as a result of efforts to comply with governmental regulations, could adversely affect our revenues, gross margins and results of operations.

Litigation regarding Bookham Technology plc’s and New Focus’ initial public offering and follow-on offering and any other litigation in which we become involved, including as a result of acquisitions, may substantially increase our costs and harm our business.

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

The Amended Class Action Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Class Action Complaint seeks unspecified damages (or in the alternative rescission for those class members who no longer hold our or New Focus common stock), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the Individual Defendants were dismissed, without prejudice, from the action subject to their execution of tolling agreements. In July 2002, all defendants filed Motions to Dismiss the Amended Class Action Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.

Plaintiffs and most of the issuer defendants and their insurers entered into a stipulation of settlement for the claims against the issuer defendants, including us. This stipulation of settlement was subject to, among other things, certification of the underlying class of plaintiffs. Under the stipulation of settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the District Court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the District Court issued an order preliminarily approving the settlement.

On December 5, 2006, following an appeal from the underwriter defendants the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. In light of the overturned class certification on June 25, 2007, the District Court signed an Order terminating the settlement. We believe that both Bookham Technology plc and New Focus have meritorious defenses to the claims made in the Amended Class Action Complaint and therefore believe that such claims will not have a material effect on our financial position, results of operations or cash flows.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile due to factors in addition to publication of our business results, such as:

•	announcements by our competitors and customers of their historical results or technological innovations or new products;

•	developments with respect to patents or proprietary rights;

•	governmental regulatory action; and

•	general market conditions.

Since Bookham Technology plc’s initial public offering in April 2000, Bookham Technology plc’s ADSs and ordinary shares, our shares of common stock and the shares of our customers and competitors have experienced substantial price and volume fluctuations, in many cases without any direct relationship to the affected company’s operating performance. An outgrowth of this market volatility is the significant vulnerability of our stock price and the stock prices of our customers and competitors to any actual or perceived fluctuation in the strength of the markets we serve, regardless of the actual consequence of such fluctuations. As a result, the market prices for these companies are highly volatile. These broad market and industry factors caused the market price of Bookham Technology plc’s ADSs and ordinary shares, and our common stock, to fluctuate, and may in the future cause the market price of our common stock to fluctuate, regardless of our actual operating performance or the operating performance of our customers.

The future sale of substantial amounts of our common stock could adversely affect the price of our common stock.

On March 22, 2007, pursuant to a private placement, we issued 13,640,224 shares of common stock and warrants to purchase up to 4,092,066 shares of common stock. In September 2006, pursuant to a private placement, we issued an aggregate of 11,594,667 shares of common stock and warrants to purchase an aggregate of 2,898,667 shares of common stock. In January and March 2006, pursuant to a private placement, we issued an aggregate of 10,507,158 shares of common stock and warrants to purchase an aggregate of 1,086,001 shares of common stock. Sales by holders of substantial amounts of shares of our common stock in the public or private market could adversely affect the market price of our common stock by increasing the supply of shares available for sale compared to the demand in the public and private markets to buy our common stock. These sales may also make it more difficult for us to sell equity securities in the future at a time and price that we deem appropriate to meet our capital needs.

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

We lease our corporate headquarters in San Jose, California, which has approximately 52,000 square feet, and includes manufacturing, research and development and office space, under a lease agreement that will expire on March 31, 2011. A portion of this corporate headquarters facility is used by our Research and Industrial segment. We lease our wafer fabricating facility in Zurich, Switzerland, which is approximately 124,000 square feet, under a lease that will expire in June 30, 2012. We lease a second facility in Zurich, which houses our Avalon subsidiary, and is approximately 17,000 square feet, under leases that will expire in December 2007. We lease a thin film manufacturing facility in Santa Rosa, California, which has approximately 33,000 square feet, under a lease that expires on December 31, 2011. We lease a 183,000 square foot facility in Caswell, U.K., which includes wafer fabricating, assembly and test capabilities, manufacturing support functions and research and development capabilities and office space, under a lease that expires in March 2026, with options to extend an additional 5 years immediately after 2026 and for two-year increments indefinitely after 2031. We lease our previously owned facility in Paignton, U.K., which is approximately 240,000 square feet, comprising manufacturing space including clean rooms, assembly and test capabilities and supporting laboratories, office and storage space. In accordance with the agreement pursuant to which the Paignton, U.K. site was sold, we were granted an option to lease back a portion of the Paignton U.K. site from the buyer for a two-year term at a market-based rent. We have exercised the option and have the right to terminate the lease at any time on three months prior notice. We plan to move our remaining Paignton-based research and development personnel and operations to a smaller site located at Westfield Business Park in Paignton, U.K. in regards to which we have signed a lease commencing on January 1, 2008 for a period of 10 years. This lease will expire on December 31, 2017. We also own our facility in Shenzhen, China, which is approximately 247,000 square feet comprising manufacturing space, including clean rooms, assembly and test capabilities, packaging, storage and office space. All of these properties are used by our optics segment. In addition, we lease approximately 275,000 square feet of facilities in San Jose and Ventura Country California, of which 130,000 square feet expires in 2007, and 145,000 square feet expires in April 2011, both of which we currently do not utilize.

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

The Amended Class Action Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Class Action Complaint seeks unspecified damages (or in the alternative rescission for those class members who no longer hold our or New Focus common stock), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the Individual Defendants were dismissed, without prejudice, from the action subject to their execution of tolling agreements. In July 2002, all defendants filed Motions to Dismiss the Amended Class Action Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.

Plaintiffs and most of the issuer defendants and their insurers entered into a stipulation of settlement for the claims against the issuer defendants, including us. This stipulation of settlement was subject to, among other things, certification of the underlying class of plaintiffs. Under the stipulation of settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the District Court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the District Court issued an order preliminarily approving the settlement.

On December 5, 2006, following an appeal from the underwriter defendants the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. As a result of the overturned class certification on June 25, 2007, the District Court signed an Order terminating the settlement. We believe that both Bookham Technology plc and New Focus have meritorious defenses to the claims made in the Amended Class Action Complaint and therefore believe that such claims will not have a material effect on our financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders in the fourth quarter of fiscal 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is traded on the NASDAQ Global Market under the symbol “BKHM”. The following table shows, for the periods indicated, the high and low per share sale prices of common stock, as reported by the NASDAQ Global Market.

	Per Share of
	Common Stock
	High	Low

Quarter ended
October 1, 2005	$5.08	$2.98
December 31, 2005	$6.21	$4.37
April 1, 2006	$9.75	$5.67
July 1, 2006	$10.36	$2.87
September 30, 2006	$4.17	$2.29
December 30, 2006	$4.33	$2.96
March 31, 2007	$4.15	$2.08
June 30, 2007	$2.60	$1.96
September 30, 2007 (through August 27, 2007)	$3.05	$2.25

As of August 27, 2007, there were 10,668 holders of record of our common stock. This number does not include stockholders who hold their shares in “street name” or through broker or nominee accounts.

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

The selected financial data set forth below at June 30, 2007 and July 1, 2006, and for the years ended June 30, 2007, July 1, 2006 and July 2, 2005, are derived from our consolidated financial statements included elsewhere in this report. The selected financial data at July 3, 2004 and December 31, 2003 and December 31, 2002 and for the twelve months ended July 3, 2004, and each of the year ended December 31, 2003 and December 31, 2002 are derived from our transitional report on Form 10-K, as amended, for the six months ended July 3, 2004.

Consolidated Statements of Operations Data

				Twelve Months
	Year Ended			Ended	Year Ended
	June 30,	July 1,	July 2,	July 3,	December 31,
	2007	2006	2005	2004	2003	2002
	(In thousands, except per share data)

Net revenues	$202,814	$231,649	$200,256	$158,198	$146,197	$51,905
Operating loss	$(79,857)	$(77,364)	$(243,987)	$(127,197)	$(131,095)	$(171,565)
Net loss	$(82,175)	$(87,497)	$(247,972)	$(125,078)	$(125,747)	$(164,938)
Net loss per share (basic and diluted)	$(1.17)	$(1.87)	$(7.43)	$(5.17)	$(6.03)	$(10.92)
Weighted average of shares of common stock outstanding (basic and diluted)	70,336	46,679	33,379	24,243	20,845	15,100

Consolidated Balance Sheet Data

	June 30,	July 1,	July 2,	July 3,	December 31,
	2007	2006	2005	2004	2003	2002
	(In thousands)

Total assets	$204,526	$236,797	$238,578	$468,025	$269,498	$351,616
Total stockholders’ equity	$120,967	$135,141	$91,068	$330,590	$164,395	$248,608
Long-term obligations	$1,908	$5,337	$76,925	$64,507	$68,255	$55,832

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Risk Factors” appearing in Item 1A of this Annual Report on 10-K, “Selected Financial Data” appearing in Item 6 of this Annual Report on Form 10-K and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, including Note 1 to such financial statements. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by the forward-looking statements due to, among other things, our critical accounting estimates discussed below and important other factors set forth in this Annual Report on Form 10-K.

Overview

We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. We principally sell our optical component products to optical systems vendors as well as to customers in the data communications, military, aerospace, industrial and manufacturing industries. Customers for our photonics and microwave product portfolio include semiconductor equipment manufacturers and academic and governmental research institutions that engage in advanced research and development activities. Our products typically have a long sales cycle. The period of time between our initial contact with a customer to the receipt of a purchase order is frequently a year or more. In addition, many customers perform, and require us to perform, extensive process and product evaluation and testing of components before entering into purchase arrangements.

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

Over the past six years, we have enacted a series of restructuring plans and cost reduction plans designed to reduce our manufacturing overhead and our operating expenses. In 2001, we reduced manufacturing overhead and our operating expenses in response to the initial decline in demand in the optics components industry. In connection with our acquisitions of Nortel Networks’ optical components business in November 2002 and New Focus in March 2004, we enacted restructuring plans related to the consolidation of our operations, which we expanded in September 2004 to include the transfer of our main corporate functions, including consolidated accounting, financial reporting, tax and treasury, from Abingdon, U.K. to our new U.S headquarters in San Jose, California.

In May, September and December 2004, we announced additional restructuring plans, including the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. We expanded these cost reduction efforts in November 2005 to include the transfer of our chip-on-carrier assembly from Paignton to Shenzhen. The transfer of these operations was substantially completed in the quarter ended March 31, 2007. In May 2006, we announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, which was substantially completed in the quarter ended March 31, 2007. As of June 30, 2007, we have spent $32.0 million on these restructuring programs.

On January 31, 2007, we adopted an overhead cost reduction plan which includes workforce reductions, facility and site consolidation of our Caswell, U.K. semiconductor operations within existing U.K. facilities and the transfer of certain research and development activities to our Shenzhen, China facility. We began implementing the overhead cost reduction plan in the quarter ended March 31, 2007 and we expect a substantial portion of that savings expected to be initially realized in the fiscal quarter ending September 29, 2007. The total cost associated with this overhead cost reduction plan, which is expected to save an aggregate of $6.0 million to $7.0 million per quarter in comparison to the quarter ended December 30, 2006, the substantial portion being personnel severance and retention related expenses, is expected to be between $8.0 million to $9.0 million. As of June 30, 2007, we have spent $5.3 million on this cost reduction plan. The remainder is expected to be incurred and paid by the end of the December 29, 2007 fiscal quarter.

A substantial portion of our revenues are, and historically have been, denominated in U.S. dollars, while the substantial portion of our costs have been incurred in U.K. pounds sterling. We anticipate that a substantial portion of our cash will continue to be incurred in U.K. pounds sterling for the forseeable future. Declines in the value of the U.S. dollar in comparison with the U.K. pound sterling have resulted, and we expect will continue to result, in pressure on our cash flow, margins and operating results, even though having moved assembly and testing to our facility in Shenzhen, China may help mitigate our exposure to these fluctuations, but may expose us, to some extent, to changes in value of the U.S. dollar in comparison with the Chinese Yuan. We attempt to mitigate our currency exposure using foreign exchange contracts as we consider appropriate. Regardless, any weakness in the U.S. dollar versus the U.K. pound sterling will make it more difficult for us to achieve improvements in our margins in the short term.

Recent Accounting Pronouncements

Effective July 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. Currently, we are still evaluating the impact of FIN 48 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” or SFAS No. 157. SFAS No. 157 establishes a common definition for “fair value” to be applied to guidance under generally accepted accounting principles in the U.S., or GAAP, requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108. SAB 108 requires that public companies utilize a “dual-approach” to assess the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 has not had a material impact on our consolidated financial position and results of operations.

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses and other financial information. Actual results may differ significantly from those based on our estimates or could be materially different if we used using different assumptions, estimates or conditions. In addition, our financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

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

Our significant accounting policies are described in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that the policies described below involve “critical accounting estimates”.

Revenue Recognition and Sales Returns

Revenue represents the amounts, excluding sales taxes, derived from the provision of goods and services to third-party customers during a given period. Our revenue recognition policy follows Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition in Financial Statements”. Specifically, we recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. For certain sales, we are required to determine, in particular, whether the delivery has occurred, whether items will be returned and whether we will be paid under normal commercial terms. For certain products sold to customers, we specify delivery terms in the agreement under which the sale was made and assess each shipment against those terms, and only recognize revenue when we are certain that the delivery terms have been met. For shipments to new customers and evaluation units, including initial shipments of new products, where the customer has the right of return through the end of the evaluation period, we recognize revenue on these shipments at the end of an evaluation period, if not returned, and when collection is reasonably assured. We record a provision for estimated sales returns in the same period as the related revenues are recorded, which is netted against revenue. These estimates are based on historical sales returns, other known factors and our return policy. Before accepting a new customer, we review publicly available information and credit rating databases to provide ourselves with reasonable assurance that the new customer will pay all outstanding amounts in accordance with our standard terms. For existing customers, we monitor historic payment patterns to assess whether we can expect payment in accordance with the terms set forth in the agreement under which the sale was made.

We recognize royalty revenue when it is earned and collectibility is reasonably assured.

Inventory Valuation

In general, our inventory is valued at the lower of cost to acquire or manufacture our products or market value, less write-offs of inventory we believe could prove to be unsaleable. Manufacturing costs include the cost of the components purchased to produce our products and related labor and overhead. We review our inventory on a monthly basis to determine if it is saleable. Products may be unsaleable because they are technically obsolete due to substitute products, specification changes or excess inventory relative to customer forecasts. We currently reserve for inventory using methods that take those factors into account. In addition, if we find that the cost of inventory is greater than the current market price, we will write the inventory down to the selling price, less the cost to complete and sell the product.

Accounting for Acquisitions and Goodwill

We account for acquisitions using the purchase accounting method in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” or SFAS 142. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate they may be impaired. Under this method, the total consideration paid, excluding the contingent consideration that has not been earned, is allocated over the fair value of the net assets acquired, including in-process research and development, with any excess allocated to goodwill (defined as the excess of the purchase price over the fair value allocated to the net assets). Our judgments as to fair value of the assets will, therefore, affect the amount of goodwill that we record. These judgments include estimating the useful lives over which periods the fair values will be amortized to expense. For tangible assets acquired in any acquisition, such as plant and equipment, we estimate useful lives by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of the acquired intangible assets with definite lives, we consider the industry environment and specific factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include core and current technology, patents, supply agreements, capitalized licenses and customer contracts. We are currently amortizing our acquired intangible assets with definite lives over periods generally ranging from three to six years and, in the case of one specific customer contract, sixteen years.

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

SFAS 142 requires that the first phase of testing goodwill for impairment be based on a business unit’s “fair value,” which is generally determined through market prices. In certain cases, due to the absence of market prices for a particular element of our business, and as permitted by SFAS 142, we have elected to base our testing on discounted future expected cash flows. Although the discount rates and other input variables may differ, the model we use in this process is the same model we use to evaluate the fair value of acquisition candidates and the fairness of offers to purchase businesses that we are considering for divestiture. The forecasted cash flows we use are derived from the annual long-range planning process that we perform and present to our board of directors. In this process, each business unit is required to develop reasonable sales, earnings and cash flow forecasts for the next three to seven years based on current and forecasted economic conditions. For purposes of testing for impairment, the cash flow forecasts are adjusted as needed to reflect information that becomes available concerning changes in business levels and general economic trends. The discount rates used for determining discounted future cash flows are generally based on our weighted average cost of capital and are then adjusted for “plan risk” (the risk that a business will fail to achieve its forecasted results) and “country risk” (the risk that economic or political instability in the countries in which we operate will cause a business unit’s projections to be inaccurate). Finally, a growth factor beyond the three to seven-year period for which cash flows are planned is selected based on expectations of future economic conditions. Virtually all of the assumptions used in our models are susceptible to change due to global and regional economic conditions as well as competitive factors in the industry in which we operate. In recent years, many of our cash flow forecasts have not been achieved due in large part to the unexpected length and depth of the downturn in our industry. Unanticipated changes in discount rates from one year to the next can also have a significant effect on the results of the calculations. While we believe the estimates and assumptions we use are reasonable, various economic factors could cause the results of our goodwill testing to vary significantly.

In the year ended June 30, 2007, our annual impairment review of goodwill and other intangible assets led to the recording of no impairment charges. In the year ended July 1, 2006, our annual impairment review of goodwill and other intangible assets led to the recording of an impairment charge of $760,000 due to the impairment of intangible assets of Ignis Optics. This charge was entirely related to our optics segment.

In the year ended July 2, 2005, a continued decline in our share price, and therefore market capitalization, combined with continuing net losses and a history of not meeting revenue and profitability targets, suggested that the goodwill related to certain of our acquisitions was impaired. As a result of these triggering events, as well as our annual evaluation of goodwill, and acquired intangible assets we recorded impairment charges for the year ended July 2, 2005 of approximately $114.2 million. Approximately $113.6 million of this amount related to goodwill associated with New Focus, Ignis and Onetta, and approximately $634,000 related to intangibles of New Focus, including patents and other technology. Approximately, $83.3 million of these charges related to the research and industrial segment, and approximately $30.9 million related to the optics segment.

Accounting for Share-Based Payments

SFAS No. 123R, “Share-Based Payment”, or SFAS 123R, requires companies to recognize in their statement of operations all share-based payments to employees, including grants of employee stock options and restricted stock, based on their fair values. The application of SFAS 123R involves significant amounts of judgment in the determination of inputs into the Black-Scholes-Merton valuation model which we use to determine the fair value of share-based awards. These inputs are based upon highly subjective assumptions as to the volatility of the underlying stock, risk free interest rates and the expected life of the options. Judgment is also required in estimating the number of share-based awards that are expected to be forfeited. As required under the accounting rules, we review our valuation assumptions at each grant date, and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our consolidated results of operations could be materially impacted. During the years ended June 30, 2007 and July 1, 2006, we recognized $6.4 million and $8.2 million of stock-based compensation expense respectively. See also Note 1, “Employee Stock-Based Compensation,” of this Form 10-K for further information.

Results of Operations

Revenues

	Year Ended
	June 30,	July 1,	Percentage	July 1,	July 2,	Percentage
	2007	2006	Change	2006	2005	Change
	($ Millions)

Net revenues	$202.8	$231.6	(12)%	$231.6	$200.3	16%

Year ended June 30, 2007 versus year ended July 1, 2006

Revenues for the year ended June 30, 2007 decreased by $28.8 million, or 12%, compared to the year ended July 1, 2006. Nortel Networks decreased $70.6 million to $39.9 million, in the year ended June 30, 2007 from $110.5 million in the year ended July 1, 2006. The decrease in revenues from Nortel Networks was a result of the expiration of Nortel Networks’ purchase obligations under our Supply Agreement, and addendums thereto, described below. The decrease was offset by revenues from customers other than Nortel Networks which increased by $41.8 million in the year ended June 30, 2007 compared to the year ended July 1, 2006, primarily due to increased sales volumes, a reflection we believe of our strategic efforts to diversify our revenue base to customers other than Nortel Networks. Revenues from one of these customers, Cisco Systems, increased to $24.0 million, or 12% of revenues, in the year ended June 30, 2007, from $15.7 million, or 7% of revenues, in the year ended July 1, 2006.

Pursuant to the second addendum to our Supply Agreement with Nortel Networks, entered into in May 2005, Nortel Networks issued non-cancelable purchase orders, based on revised pricing, totaling approximately $100 million, for certain products to be delivered through March 2006, which included $50 million of products we were discontinuing, which we refer to as Last-Time Buy products. Our revenues in the year ended June 30, 2007, included $3.0 million of revenues from Last-Time Buy products, as compared to $40.6 million in revenues attributable to Last-Time Buy products in the year ended July 1, 2006. We expect there to be no further revenues from Last Time Buy products in future quarters. In addition, Nortel Networks was obligated to, and did, purchase a minimum of $72 million of our products pursuant to the third addendum to the Supply Agreement, which was entered into in January 2006. These purchase obligations expired at the end of calendar 2006. As a result of the expiration of these various purchase obligations under the Supply Agreement with Nortel Networks, revenues from Nortel Networks decreased significantly in the quarter ended March 31, 2007, to $3.1 million, as compared to $14.5 million in the quarter ended December 30, 2006. In the quarter ended June 30, 2007, revenues from Nortel Networks were $7.6 million. We expect Nortel Networks to remain a major customer for the foreseeable future. We also expect revenues from customers other than Nortel to increase in at least the first two quarters of fiscal 2008, as a result of increased sales volumes of both legacy and new products.

Revenues from our research and industrial segment, comprised primarily of our New Focus division, which designs, manufactures, markets and sells photonic and microwave solutions, increased to $31.6 million in the year ended June 30, 2007 compared to $25.6 million in the year ended July 1, 2006, primarily as a result of increased product sales volumes.

Revenues from our optics segment, which designs, manufactures, markets and sells optical solutions for telecommunications and industrial applications, decreased to $171.2 million in the year ended June 30, 2007 from $206.0 million in the year ended July 1, 2006, primarily due to the decrease in revenues from Nortel Networks, partially offset by increases in revenues from other customers, as described above.

Year ended July 1, 2006 versus year ended July 2, 2005

Revenues for the year ended July 1, 2006 increased by $31.3 million, or 16%, compared to the year ended July 2, 2005. $21.0 million of this increase is attributable to revenues from Nortel Networks, which increased to $110.5 million in the year ended July 1, 2006 from $89.5 million in the year ended July 2, 2005. This increase in revenues was due to an increase in revenues from Nortel Networks under the supply agreement with Nortel Networks, including the terms of the second addendum and third addendum to the Supply Agreement, described above.

Overall the revenues from our optics segment increased by $29.4 million, or by 17%, to $206.0 million in the year ended July 1, 2006 from $176.6 million in the year ended July 2, 2005. The increase in revenues, excluding revenues from Nortel Networks, was spread across a large number of customers, none of which exceeded 10% of total revenues in either year. From a products point of view, the increases in optics segment revenues in the year ended July 1, 2006 from the year ended July 2, 2005 was derived from most major product categories, except for TOA/ROA, which were generally sold to Nortel Networks as part of the “Last-Time Buy” products and revenues for which decreased by $10.0 million.

Revenues from our research and industrial segment primarily comprises the products and services of New Focus. Revenues from the research and industrial segment increased to $25.6 million in the year ended July 1, 2006 from $23.7 million in the year ended July 2, 2005 as a result of increased sales during the period.

Cost of Revenues

	Year Ended
	June 30,	July 1,	Percentage	July 1,	July 2,	Percentage
	2007	2006	Change	2006	2005	Change
	($ Millions)

Cost of revenues	$173.5	$190.1	(9)%	$190.1	$193.6	(2)%
As a percentage of net revenues	86%	82%		82%	97%

Our cost of revenues consists of the costs associated with manufacturing our products, and includes the purchase of raw materials, labor costs and related overhead, including stock-based compensation expenses. It also includes the costs associated with under-utilized production facilities and resources, as well as the charges for the write-down of impaired manufacturing assets or restructuring related costs, which are categorized as “Net Charges.” Charges for inventory obsolescence, the cost of product returns and warranty costs are also included in cost of revenues. Costs and expenses related to our manufacturing resources, which relate to the development of new products, are included in research and development.

Year ended June 30, 2007 versus year ended July 1, 2006

Our cost of revenues for the year ended June 30, 2007 decreased by 9% compared to the year ended July 1, 2006, primarily due to lower costs corresponding to lower sales volumes and our restructuring efforts. Our restructuring efforts produced reductions in our manufacturing overhead costs primarily as a result of the transition of our assembly and test facilities, and related activities, which was completed during the year ended June 30, 2007, from Paignton, U.K. to our facility in Shenzhen, China, resulting in a lower cost base, as well as cost reductions in our Caswell U.K. wafer fabrication facility. We expect cost of revenues to decrease on an annual basis in fiscal 2008 from these cost reductions and restructuring efforts being in effect for the full period, although cost increases may offset, or more than offset, these savings if our revenues increase during the same fiscal year.

During each of the years ended June 30, 2007 and July 1, 2006, $1.9 million of stock based compensation expense was recorded to cost of revenues under SFAS 123R, which we adopted on July 3, 2005.

Year ended July 1, 2006 versus year ended July 2, 2005

Our cost of revenues for the year ended July 1, 2006 decreased by 2% compared to the year ended July 2, 2005, primarily due to the transition of our assembly and test facilities, and related activities, from Paignton, U.K. to our facility in Shenzhen, China, which has a lower cost base, the substantial portion of which was completed by the end of March 2006. The cost reductions associated with the transition of these activities from Paignton, U.K. to Shenzhen, China were somewhat offset by the cost of operating both facilities during significant portions of the transition. This transition was a part of our 2004 restructuring plans, which are described below under “Restructuring and Severance Charges”.

During the year ended July 1, 2006, the reductions in our cost of revenues were partially offset by $1.9 million of stock-based compensation expense recorded under SFAS 123R, which we adopted on July 3, 2005. The year ended July 2, 2005 included $14,000 of stock based compensation expense recorded under previous accounting pronouncements.

Gross Margin

	Year Ended
	June 30,	July 1,	Percentage	July 1,	July 2,	Percentage
	2007	2006	Change	2006	2005	Change
	($ Millions)

Gross profit	$29.3	$41.6	(30)%	$41.6	$6.6	530%
Gross margin rate	14%	18%		18%	3%

Gross margin is calculated as revenues less cost of revenues. Gross margin rate is reflected as a percentage of revenue.

Year ended June 30, 2007 versus year ended July 1, 2006

Our gross margin rate decreased to 14% for the year ended June 30, 2007 compared to 18% for the year ended July 1, 2006. The decrease in gross margin rate was primarily due to decreased revenues from sales of products to Nortel Networks as a result of the expiration of Nortel Networks’ purchase obligations under the second addendum to the Supply Agreement, including its obligation to purchase Last Time Buy products, all of which had favorable pricing terms. These decreased revenues were only partially offset by lower costs of operating our assembly and test facility in Shenzhen, China compared to our previous assembly and test facility in Paignton, U.K. We expect gross margins to increase in at least the first two quarters of fiscal 2008 as a result of anticipated increases in sales volumes of both legacy and new products, and lower cost of revenues resulting from restructuring activities.

In addition, in the year ended June 30, 2007, we had negligible revenues from the sale of inventory carried on our books at zero value, which we obtained in connection with our 2003 purchase of the optical components business of Nortel Networks, compared to revenues of $9.5 million, and related profits, on such inventory in the year ended July 1, 2006. We believe revenues from this zero value inventory will be negligible in fiscal 2008.

Year ended July 1, 2006 year ended July 2, 2005

For the year ended July 1, 2006, our gross margins increased to 18% from 3% in the year ended July 2, 2005 primarily because of the positive impact of higher revenues in the year ended July 1, 2006, compared to the prior year, which was spread across our fixed costs, the lower cost base of our Shenzhen facility compared to our Paignton, U.K. facility, and favorable pricing terms under the second addendum to our Supply Agreement with Nortel Networks.

During the year ended July 1, 2006, we had revenues of $9.5 million related to, and recognized profits on, inventory that had been carried on our books at zero value compared to revenues of $19.5 million, and related profits, on such inventory in the year ended July 2, 2005. The inventory had originally been acquired in connection with our purchase of the optical components business of Nortel Networks. While this inventory is on our books at zero value, and its sale generates higher margins than most of our new products, we incur additional costs to complete the manufacturing of these products prior to sale. The improvements in our gross margins were partially offset by $1.9 million of stock-based compensation expenses recorded to cost of revenues under SFAS 123R, which we adopted on July 2, 2005. Only $14,000 of stock-based compensation expense was recorded to cost of revenues in the year ended July 2, 2005 under previous accounting pronouncements.

Operating Expenses

Research and Development Expenses

	Year Ended
	June 30,	July 1,	Percentage	July 1,	July 2,	Percentage
	2007	2006	Change	2006	2005	Change
	($ Millions)

Research and development expenses	$43.0	$42.6	1%	$42.6	$44.8	(5)%
As a percentage of net revenues	21%	18%		18%	22%

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, and costs related to prototyping.

Year ended June 30, 2007 versus year ended July 1, 2006

Research and development expenses were $43.0 million in the year ended June 30, 2007, relatively consistent with $42.6 million in the year ended July 1, 2006. Increases related to the costs of new product introduction efforts, as well as the classification of additional costs as research and development expenses in connection with a change in the profile of our Paignton, U.K site from primarily an assembly and test site to primarily a research and development site, were offset by the results of our various cost reduction programs. We expect to realize further cost reductions in the first two quarters of fiscal 2008 as the remaining cost reductions are completed and are in effect for full fiscal quarters.

In the year ended June 30, 2007 and the year ended July 1, 2006, our research and development expenses included $1.5 million and $1.9 million, respectively, of stock-based compensation expense recorded under SFAS 123R.

Year ended July 1, 2006 versus year ended July 2, 2005

Research and development expenses decreased in the year ended July 1, 2006 compared to the year ended July 2, 2005 primarily due to a full year of costs savings as a result of the cost savings efforts implemented in fiscal 2005 under our 2004 restructuring plan.

In the year ended July 1, 2006, the decrease in research and development expenses was partially offset by $1.9 million of stock-based compensation expense recorded under SFAS 123R, which we adopted on July 2, 2005. In the year ended July 2, 2005, we recorded $8,000 of stock-based compensation expense as a research and development expense under previous accounting pronouncements.

Selling, General and Administrative Expenses

	Year Ended
	June 30,	July 1,	Percentage	July 1,	July 2,	Percentage
	2007	2006	Change	2006	2005	Change
	($ Millions)

Selling, general and administrative expenses	$47.8	$52.2	(8)%	$52.2	$60.3	(13)%
As a percentage of net revenues	24%	23%		23%	30%

Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.

Year ended June 30, 2007 versus year ended July 1, 2006

Our selling, general and administrative expenses decreased to $47.8 million in the year ended June 30, 2007 compared to $52.2 million in the year ended July 1, 2006, primarily due to a reduction of $1.5 million in our stock-based compensation expense, and decreases in insurance, office and equipment costs.

In the year ended June 30, 2007 and the year ended July 1, 2006, our selling, general and administrative expenses included $2.9 million and $4.4 million respectively, of stock-based compensation expense recorded under SFAS 123R.

Year ended July 1, 2006 versus year ended July 2, 2005

Our selling, general and administrative expenses decreased to $52.2 million in the year ended July 1, 2006 compared to $60.3 million in the year ended July 2, 2005, primarily due to cost reductions implemented in fiscal 2005, which were in effect for the full year ended July 1, 2006, reductions in costs associated with our compliance with the Sarbanes-Oxley Act of 2002, an absence of costs incurred during the year ended July 2, 2005 in connection with our moving administrative activities to a newly established corporate headquarters in San Jose, California, and reductions in certain insurance premiums.

In the year ended July 1, 2006, decreases in our selling, general and administrative expenses were partially offset by $4.4 million of stock-based compensation expense recorded under SFAS 123R, which we adopted on July 2, 2005. In the year ended July 2, 2005, we recorded $742,000 of stock-based compensation expense as a selling, general and administrative expense under previous accounting pronouncements.

Amortization of Intangible Assets

	Year Ended
	June 30,	July 1,	Percentage	July 1,	July 2,	Percentage
	2007	2006	Change	2006	2005	Change
	($ Millions)

Amortization of intangible assets	$8.9	$10.0	(11)%	$10.0	$11.1	(10)%
As a percentage of net revenues	4%	4%		4%	6%

Since 2001, we have acquired six optical components companies and businesses, and one photonics and microwave company, and amortization tends to increase in connection with the addition of intangible assets purchased in connection with these acquisitions. In the year ended June 30, 2007, amortization of purchased intangible assets decreased from the year ended July 1, 2006 because purchased intangible assets associated with our earliest acquisitions became fully amortized during, or prior to the start of, the fiscal year, and because the full year of amortization related to our March 2006 acquisition of Avalon was not significant enough to offset these reductions. We expect the amortization of intangible assets to decrease in fiscal 2008 as the purchased intangible assets associated with additional prior acquisitions will become fully amortized during the fiscal year.

In the year ended July 1, 2006, amortization of purchased intangible assets decreased compared to the year ended July 2, 2005 because purchased intangible assets associated with our earliest acquisitions became fully amortized during the fiscal year and because the additional amortization related to our March 2006 acquisition of Avalon was not significant enough to offset these reductions.

Restructuring and Severance Charges

	Year Ended
	June 30,	July 1,	Percentage	July 1,	July 2,	Percentage
	2007	2006	Change	2006	2005	Change
	($ Millions)

Lease cancellation and commitments	$0.9	$1.9	(53)%	$1.9	$4.8	(60)%
Termination payments to employees and related costs	9.4	9.3	1%	$9.3	15.7	(41)%
Write-off on disposal of assets and related costs	—	—		—	0.4

Total	$10.3	$11.2	(8)%	$11.2	$20.9	(46)%

As a percentage of net revenues	5%	5%		5%	10%

In May, September and December 2004, we announced restructuring plans, including the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. These cost reduction efforts were expanded in November 2005 to include the transfer of our chip-on-carrier assembly from Paignton to Shenzhen. The transfer of these operations was substantially completed in the quarter ended March 31, 2007. In May 2006, we announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen. This transition was substantially completed in the quarter ended March 31, 2007. As of June 30, 2007, we had spent $32.0 million on these restructuring programs.

On January 31, 2007, we adopted an overhead cost reduction plan which includes workforce reductions, facility and site consolidation of our Caswell, U.K. semiconductor operations within existing U.K. facilities and the transfer of certain research and development activities to our Shenzhen, China facility. We began implementing the overhead cost reduction plan in the quarter ended March 31, 2007. The overhead cost reduction plan is expected to save an aggregate of $6.0 million to $7.0 million per quarter, in comparison to the fiscal quarter ended December 30, 2006, with a substantial portion of that savings expected to be initially realized in the fiscal quarter ending September 29, 2007. The total cost associated with this overhead cost reduction plan, the substantial portion being personnel severance and retention related expenses, is expected to range from $8.0 million to $9.0 million. As of June 30, 2007, we have spent $5.3 million on this cost reduction plan. The remainder is expected to be incurred and paid by the end of the December 29, 2007 fiscal quarter.

In connection with earlier plans of restructuring, the overhead cost reduction plan and the assumption of restructuring accruals upon the acquisition of New Focus in March 2004, in the year ended June 30, 2007, we continued to make scheduled payments drawing down the related lease cancellations and commitments. We accrued $0.9 million, $1.6 million and $4.5 million in the fiscal years ended June 30, 2007, July 1, 2006 and July 2, 2005, respectively, in expenses for revised estimates related to these commitments.

Year ended June 30, 2007

The restructuring and severance charges of $10.3 million in the year ended June 30, 2007, were primarily associated with those employees in our assembly and test, and related, operations in Paignton identified for termination and retained until the completion of the transfer of the related operations from Paignton, U.K. to Shenzhen, China, as well as severance and retention for employees at various sites identified for termination in connection with our January 2007 overhead cost reduction plan. Costs of severance and retention were accrued over the employees’ remaining service periods. Restructuring and severance charges in fiscal 2007 also included $0.9 million of additional accruals related to revised assumptions as to subleases and final costs associated with lease facilities exited. Of these additional lease accruals, $0.9 million were incurred in our research and industrial segment and all other restructuring charges in fiscal 2007 were incurred in our optics sector. We anticipate recording additional restructuring charges associated with these plans in a range of $1.0 million to $2.0 million over the first two quarters of fiscal 2008. Restructuring and severance charges for the year ended June 30, 2007 include $0.3 million related to non-cash charge for acceleration of restricted stock and $0.8 million related to payments made in connection with a separation agreement we executed in May 2007 with our former chief executive officer.

Year ended July 1, 2006

The restructuring and severance charges of $11.2 million in the year ended July 1, 2006 were primarily associated with severance and retention for those employees in our assembly and test operations in Paignton identified for termination and retained until the completion of the transfer of the operations from Paignton, U.K. to Shenzhen, China. Costs of severance and retention were accrued over the employees’ remaining service periods. Restructuring and severance charges in fiscal 2006 also included $1.9 million of additional accruals related to revised assumptions as to subleases and final costs associated with lease facilities exited. Of these additional accruals, $1.5 million were incurred in our research and industrial segment and all other restructuring charges in fiscal 2006 were incurred in our optics sector.

Year ended July 2, 2005

The restructuring and severance charges in the year ended July 2, 2005 were primarily associated with manufacturing, research and development, and selling, general and administrative employees identified for termination under the restructuring plans referred to above, including the consolidation of operations, the transfer of our main corporate functions to the U.S. and the initial stages of the Paignton to Shenzhen transition. Costs of the employees’ severance and retention were accrued over their remaining service periods. Restructuring and severance charges in fiscal 2005 also include $2.6 million for costs associated with lease facilities exited, and $2.2 million of additional accruals related to revised assumptions as to subleases and final costs associated with lease facilities exited.

Impairment of Goodwill and Other Intangible Assets

SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually, or sooner whenever events or changes in circumstances indicate that they may be impaired. We recorded no impairment charges related to goodwill and other intangible assets in the year ended June 30, 2007. In the fourth quarter of the year ended July 1, 2006, in connection with our annual review for impairment, we recorded $760,000 of impairment charges related to purchased intangible assets associated with our acquisition of Ignis Optics. In the third quarter of the year ended July 2, 2005, the decline in our stock price, and therefore market capitalization, combined with continuing net losses and a history of not meeting revenue and profitability targets, suggested that the goodwill related to certain of our acquisitions may have been impaired at such time. As a result of these triggering events, we performed a preliminary evaluation of the related goodwill balances. In the fourth quarter of fiscal 2005, we finalized this evaluation during our annual evaluation of goodwill, and also performed our annual evaluation of acquired intangible assets. As a result, for the year ended July 2, 2005, we recorded impairment charges of $114.2 million, primarily related to the impairment of goodwill related to the acquisitions of New Focus, Ignis Optics and Onetta, as well as $0.6 million related to the impairment of certain intangible assets related to the acquisition of New Focus. We recorded no charges for the impairment of goodwill or intangible assets during any of the other periods presented herein.

Impairment/(Recovery) of Other Long-Lived Assets

	Year Ended
	June 30,	July 1,	Percentage	July 1,	July 2,	Percentage
	2007	2006	Change	2006	2005	Change
	($ Millions)

Impairment/(recovery) of other long-lived assets	$1.6	$(0.8)	(300)%	$(0.8)	$—	N/A
As a percentage of net revenues	1%	0%		0%	0%

During the year ended June 30, 2007, we designated the assets underlying our Paignton, U.K. manufacturing site as held for sale and subsequently sold the site to a third party for proceeds of £4.8 million (approximately $9.4 million based on an exchange rate of $1.96 to £1.00), net of selling costs. In connection with this designation we recorded an impairment charge of $1.9 million. During the year ended June 30, 2007 we also recovered $0.3 million from an escrow account related to a 2004 acquisition and recorded this amount as a recovery of previously impaired goodwill of Onetta.

During the year ended July 1, 2006, we sold a parcel of land in Swindon, U.K., which had previously been accounted for as held for sale, and for which the recorded book value had previously been written down as impaired. The proceeds from the sale of this parcel of land were $15.5 million, resulting in a recovery of previous impairment of $1.3 million, net of transaction costs. In the fourth quarter of fiscal 2006, in connection with a review of our long-lived assets for impairment, we recorded $433,000 of impairment charges, which offset the recovery related to this land sale.

Gain on Sale of Property and Equipment and Other Long-lived Assets

	Year Ended
	June 30,	July 1,	Percentage	July 1,	July 2,	Percentage
	2007	2006	Change	2006	2005	Change
	($ Millions)

Gain on sale of property and equipment and other long-lived assets	$(3.0)	$(2.1)	43%	$(2.1)	$(0.7)	200%
As a percentage of net revenues	(1)%	(1)%		(1)%	0%

Gain on sale of property and equipment and other long lived assets increased in the year ended June 30, 2007 compared to the year ended July 1, 2006 primarily due to the sale of fixed assets produced a surplus as a result of our January 2007 overhead cost reduction plan and the completion of the transfer of assembly and test operations from Paignton, U.K to Shenzhen, China. Gain on sale of property and equipment and other long-lived assets increased in the year ended July 1, 2006 compared to the year ended July 2, 2005 primarily due to the sale of fixed assets made surplus in connection with the transfer of assembly and test operations from Paignton, U.K to Shenzhen, China.

Legal Settlement

On April 3, 2006, we entered into a settlement agreement with Mr. Howard Yue relating to the lawsuit Mr. Yue filed against New Focus, Inc., one of our subsidiaries, and several of its officers and directors in Santa Clara County Superior Court. This lawsuit was filed by Mr. Yue prior to our acquisition of New Focus. The terms of the settlement provided that we would issue to Mr. Yue a $7.5 million promissory note, payable on or before April 10, 2006, of which $5.0 million could be satisfied at our option through the issuance of shares of common stock. In connection with this settlement, we recorded $7.2 million ($7.5 million, net of insurance recoveries expected as of that time) as a charge within operating expense. In the fourth quarter of fiscal 2006, we settled the promissory note for $2.5 million in cash and $5.0 million of common stock valued on the date of the payment. We also received $2.2 million from certain insurance carriers in connection with this settlement, which reduced our net expense for this settlement to $5.0 million. In first quarter of the year ended June 30, 2007 we recorded $490,000 in additional legal costs related to this settlement. If and when additional insurers confirm their definitive coverage position, we may record the amounts of this coverage as recoveries against operating expenses in the corresponding future periods.

Other Income/(Expense), Net

Loss on Conversion and Early Extinguishment of Debt

On January 13, 2006, we entered into a series of transactions to (i) retire $45.9 million aggregate principal amount of outstanding notes payable to Nortel Networks UK Limited and (ii) convert $25.5 million in outstanding convertible debentures which were issued in December 2004. In connection with the satisfaction of these debt obligations and conversion of these convertible debentures we issued approximately 10.5 million shares of common stock and warrants to purchase approximately 1.1 million shares of common stock, paid approximately $22.2 million in cash, and recorded a charge of $18.8 million in the fiscal year ended July 1, 2006 for loss on conversion and early extinguishment of debt. See Note 16 — Debt to our consolidated financial statements appearing elsewhere herein for additional disclosures regarding the conversion of the convertible debentures and early extinguishment of debt.

Interest Income, Interest Expense, Other Income/(Expense) net, Gain/(Loss) on Foreign Exchange

	Year Ended
	June 30,	July 1,	Percentage	July 1,	July 2,	Percentage
	2007	2006	Change	2006	2005	Change
	($ Millions)

Other income/(expense), net	$—	$0.3	(100)%	$0.3	$1.4	(79)%
Interest income	1.2	1.1	9%	1.1	1.1	0%
Interest expense	(0.6)	(5.1)	(88)%	(5.1)	(5.4)	(6)%
Gain/(loss) on foreign exchange	(2.9)	0.7	(514)%	0.7	(1.0)	(170)%

Other income/(expense), net in the year ended July 2, 2005 included a one-time gain of $1.1 million arising from an acquisition provision related to the closure of the Bookham (Switzerland) AG pension arrangement.

Interest income was relatively consistent the years ended June 30, 2007, July 1, 2006 and July 2, 2005.

Interest expense in the years ended July 1, 2006 and July 2, 2005 included interest on notes payable to Nortel Networks and the amortization of interest costs related to the issuance of $25.5 million of convertible notes in December 2004. Interest expense decreased in fiscal 2007 from fiscal 2006 by $4.5 million, and in fiscal 2006 from fiscal 2005 by $0.3 million due to the conversion and extinguishment of the convertible notes and payment of the promissory notes issued to Nortel Networks pursuant to a series of agreements entered into in January 2006.

Gain/(loss) on foreign exchange includes the net impact from the re-measurement of intercompany balances and monetary accounts not denominated in functional currencies, other than the U.S. dollar, and realized and unrealized gains or losses on foreign currency contracts not designated as hedges. The net results are largely a function of exchange rate changes between the U.S dollar and the U.K. pound sterling and to a lesser degree a function of exchange rate changes between the U.S. dollar and the Swiss franc and the Chinese Yuan.

Income Tax Provision /(Benefit)

	Year Ended
	June 30,	July 1,	Percentage	July 1,	July 2,	Percentage
	2007	2006	Change	2006	2005	Change
	($ Millions)

Income tax provision/(benefit)	$0.1	$(11.7)	(101)%	$(11.7)	$—	N/A

We recognize income taxes under the liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

We have incurred substantial losses to date and expect to incur additional losses in the future. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in all prior periods, we provided a full valuation allowance against our net deferred tax assets of $391.8 million at June 30, 2007 and $320.0 million at July 1, 2006.

During fiscal 2006, in connection with our acquisition of Creekside in August 2005, we recorded a one time tax gain of $11.8 million related to our anticipated use of tax attributes to offset deferred tax liabilities assumed.

Liquidity, Capital Resources and Contractual Obligations

Liquidity and Capital Resources

Operating activities

	Year Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
	($ Millions)

Net loss	$(82.2)	$(87.5)	$(248.0)
Non-cash accounting items:
Depreciation and amortization	23.2	30.2	32.2
Stock-based compensation, including non-cash restructuring and severance charges and expenses related to warrants	6.7	10.3	1.4
Impairment/(recovery) of goodwill, intangible assets and other long- lived assets	1.6	(0.1)	114.2
Gain on sale of property and equipment	(3.0)	(2.1)	(0.7)
One time tax gain	—	(11.8)	—
Legal settlement	—	5.0	—
Acquired in-process research and development	—	0.1	—
Unrealized gain on foreign currency contracts and foreign currency re-measurement of notes payable	—	—	2.3
Loss on conversion and early extinguishment of debt	—	18.8	—
Amortization of deferred gain on sale leaseback	(1.4)	(0.3)	—

Total non-cash accounting items	27.1	50.1	149.4
Increase in working capital	(15.7)	(18.8)	(0.2)

Net cash used in operating activities	$(70.8)	$(56.2)	$(98.8)

Year ended June 30, 2007

Net cash used in operating activities for the year ended June 30, 2007 was $70.8 million, primarily resulting from the net loss of $82.2 million, offset by non-cash accounting charges of $27.1 million, primarily consisting of $6.7 million of expense related to stock based compensation and $23.2 million of expense related to depreciation and amortization of certain assets. Increases in working capital of $15.7 million also contributed to the use of cash, primarily due to decreases in accounts payables and accrued expenses and other liabilities, partially offset by decreases in accounts receivable, inventories, prepaid expenses and other assets.

Year ended July 1, 2006

Net cash used in operating activities for the year ended July 1, 2006 was $56.2 million, primarily resulting from the net loss of $87.5 million, offset by non-cash accounting charges of $50.1 million, primarily consisting of an $18.8 million loss on conversion and early retirement of debt, $10.3 million of expense related to stock based compensation including non-cash restructuring and severance and expenses related to warrants, $5.0 million of common stock issued to settle a legal claim brought by Howard Yue, and $30.2 million related to depreciation and amortization of certain assets, net of an $11.8 million tax gain. Increases in working capital of $18.8 million also contributed to the use of cash, primarily due to decreases in accounts payables and accrued expenses and other liabilities and an increase in accounts receivable offset by a decrease in prepaid expenses and other assets.

Year ended July 2, 2005

Net cash used in operating activities for the year ended July 2, 2005 was $98.8 million, primarily resulting from the net loss of $248.0 million, offset by non-cash accounting charges of $149.4 million, which included $114.2 million for the impairment of goodwill and certain intangibles recorded in connection with past acquisitions, primarily New Focus, and $32.2 million related to the depreciation and amortization of certain assets. The increase in working capital also resulted in a reduction in cash in the amount of $0.2 million primarily related to higher levels of inventory.

Investing Activities

We generated net cash of $7.9 million from investing activities in the year ended June 30, 2007, primarily from $9.4 million in proceeds, net of costs, from the sale of our Paignton, U.K. site (as described further below), and $5.4 million in proceeds from the sale of property and equipment. These sources of cash were partially offset by $6.4 million in capital expenditures. A substantial portion of the capital spending during this period was incurred in connection with introduction of our Shenzhen assembly and test, and related operations.

During the quarter ended September 30, 2006, we designated the assets underlying our Paignton, U.K. manufacturing site as held for sale. We recorded an impairment charge of $1.9 million as a result of this designation. During the quarter ended December 30, 2006, Bookham Technology plc, our wholly-owned subsidiary, sold the site to a third party for proceeds of £4.8 million (approximately $9.4 million based on an exchange rate of $1.96 to £1.00), net of selling costs. In connection with this transaction, we recorded a loss of $0.1 million which is included in loss on sale of property and equipment and other long-lived assets. In accordance with the agreement pursuant to which the manufacturing site was sold, we were granted an option to lease back a portion of the Paignton, U.K. site from the buyer for a two-year term at a market-based rent. We have exercised the option and have the right to terminate the lease at any time with three months notice. We plan to move our remaining Paignton research and development personnel and operations to a smaller site in January 2008.

We generated net cash of $42.7 million from investing activities in the year ended July 1, 2006, primarily from $14.7 million in proceeds, net of costs, from the sale of a parcel of land in Swindon, U.K. (as described further below), $9.6 million of cash assumed in connection with the two acquisitions completed during the year, $23.4 million from the sale of land and building in Caswell pursuant to a sale-leaseback transaction, and $2.4 million in proceeds from the sale of property and equipment. These sources of cash were partially offset by $10.1 million in capital expenditures. A substantial portion of the capital spending during this period was incurred in connection with the introduction of our Shenzhen assembly and test operations.

In the year ended July 2, 2005, we used $2.3 million of cash in investing activities, primarily relating to $16.0 million of capital expenditures, along with a $1.7 million transfer of funds to restricted cash, partially offset by proceeds of $7.0 million from the sale of marketable securities, proceeds of $5.7 million from the disposal of JCA, net of costs, proceeds of $1.4 million from the sale of property and equipment, and proceeds of $1.2 million received from the settlement of a loan note issued by a former New Focus executive officer. A substantial portion of the capital spending during this period was incurred in connection with the introduction of our Shenzhen assembly and test operations.

Caswell Sale-Leaseback

On March 10, 2006, Bookham Technology plc, our wholly-owned subsidiary, entered into multiple agreements with a subsidiary of Scarborough Development, which we refer to as Scarborough, for the sale and leaseback of the land and buildings located at our Caswell, United Kingdom, manufacturing site. The sale transaction, which closed on March 30, 2006, resulted in proceeds to Bookham Technology plc of £13.75 million (approximately U.S. $24.0 million using an exchange rate of £1.00 to $1.7455). Under these agreements, Bookham Technology plc leases back the Caswell site for an initial term of 20 years, with options to renew the lease term for 5 years following the initial term and for rolling 2 year terms thereafter. Annual rent is £1.1 million during the first 5 years of the lease, approximately £1.2 million during the next 5 years of the lease, approximately £1.4 million during the next 5 years of the lease and approximately £1.6 million during the next 5 years of the lease. Rent during the renewal terms will be determined according to the then market rent for the site. We have guaranteed the obligations of Bookham Technology plc under these agreements. In addition, Scarborough, Bookham Technology plc and Bookham, Inc. entered into a pre-emption agreement under which Bookham Technology plc, within the next 20 years, has a right to purchase the Caswell site in whole or in part on terms acceptable to Scarborough if Scarborough agrees to terms with or receives an offer from a third party to purchase the Caswell facility.

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

As a result of these transactions, Bookham Technology plc will have available through Creekside cash of approximately £6.63 million (approximately $12.2 million, based on an exchange rate of £1.00 to $1.8403). Under the terms of the agreement, Bookham Technology plc received £4.2 million (approximately $7.5 million) of available cash when the transaction closed on August 10, 2005. An additional £1 million (approximately $1.8 million) has since been received on October 14, 2005, £1 million (approximately $1.8 million) was received on July 14, 2006 and the balance of approximately £431,000 (approximately $793,000) was received on July 16, 2007.

At the closing of this transaction, Creekside had receivables (including services and interest charges) of £73.8 million (approximately $135.8 million) due from Deutsche Bank in connection with certain aircraft subleases of Creekside and cash of £4.7 million (approximately $8.6 million), of which £4.2 million was immediately available. The receivables resulted from the assignment by Creekside to Deutsche Bank prior to Closing of the benefit of receivables under four lease agreements pursuant to which Creekside subleases certain aircraft that are subject to head lease agreements with Phoebus Leasing Limited, a subsidiary of Deutsche Bank and Creekside as head lessee. The assignment was made in exchange for the receivables, which are to be paid by Deutsche Bank to Creekside in three installments, and the last payment was made on July 16, 2007. We have recorded these receivables and payables as net assets on our balance sheet as of June 30, 2007, which is included elsewhere in this Annual Report on Form 10-K.

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

At August 10, 2005, Creekside had long-term liabilities to Deutsche Bank under the loans, an agreement to pay Deutsche Bank £8.3 million (approximately $15.3 million), including principal and interest, to cover settlement of current Creekside tax liabilities and £0.4 million (approximately $0.7 million) of outstanding payments due to Deutsche Bank under the lease agreements; we refer to these collectively as the Obligations.

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

The loans issued by Deutsche Bank may be prepaid in whole at any time with 30 days’ prior written notice to Deutsche Bank. The loan for £18.3 million plus interest was repaid by Creekside on October 14, 2005, and the loan for £42.5 million is repayable by Creekside in installments: the first installment of £23.5 million (approximately $43.2 million) was paid on July 14, 2006; and the second installment of £22.5 million (approximately $41.4 million) was paid on July 16, 2007. Events of default under the loan include failure by Creekside to pay amounts under the loans when due, material breach by Creekside of the terms of the lease agreements and related documentation, a judgment or order made against Creekside that is not stayed or complied with within seven days or an attachment by creditors that is not discharged within seven days, insolvency of Creekside or failure by Creekside to make payments with respect to all or any class of its debts, presentation of a petition for the winding up of Creekside, and appointment of any administrative or other receiver with respect to Creekside or any material part of Creekside’s assets. While Deutsche Bank may accelerate repayment under the facility agreements upon an event of default, the loan will be fully offset against the receivables, as described above.

Pursuant to the terms of the agreements governing this transaction, we believe that we have not assumed any material credit risk in connection with these arrangements. The material cash flow obligations associated with Creekside are directly related to Deutsche Bank’s obligations to pay Creekside the Deferred Consideration, and Creekside’s obligation to repay the loans to Deutsche Bank. The obligations of Creekside to repay the Deutsche Bank loan can be fully offset against Deutsche Bank’s obligation to pay the Deferred Consideration. Any Sub-Lessee default has no impact on Deutsche Bank’s obligation to pay Creekside the Deferred Consideration. Regarding the primary leases between Phoebus and Creekside, all amounts have now been paid. For these reasons, we believe we do not bear a material risk and have no substantial continuing payments or obligations.

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

Financing Activities

In the year ended June 30, 2007, we generated $59.1 million of cash from financing activities, primarily consisting of $55.4 million of net proceeds from private placements of our common stock and warrants to purchase our common stock on March 22, 2007 and on September 1, 2006, as described below, and $3.8 million drawn on our $25 million senior secured credit facility with Wells Fargo Foothill, Inc., also described below.

On March 22, 2007, we entered into a definitive agreement for a private placement pursuant to which we issued, on March 22, 2007, 13,640,224 shares of common stock and warrants to purchase up to 4,092,066 shares of common stock with certain institutional accredited investors for net proceeds of approximately $26.9 million. The warrants have a five-year term, expiring March 22, 2012, and are exercisable beginning on September 23, 2007 at an exercise price of $2.80 per share, subject to adjustment based on a weighted average antidilution formula if we effect certain equity issuances in the future for consideration per share that is less than the then current exercise price of such warrants.

On August 31, 2006, we entered into an agreement for a private placement of common stock and warrants pursuant to which we issued and sold 8,696,000 shares of common stock and warrants to purchase up to 2,174,000 shares of common stock on September 1, 2006, and issued and sold an additional 2,898,667 shares of common stock and warrants to purchase up to an additional 724,667 shares of common stock in a second closing on September 19, 2006. In both cases such shares of common stock and warrants were issued and sold to certain institutional accredited investors. Our net proceeds from this private placement, including the second closing, were $28.7 million. The warrants are exercisable during the period beginning on March 2, 2007 through September 1, 2011, at an exercise price of $4.00 a share

On January 13, 2006, we entered into a series of transactions to (i) retire $45.9 million aggregate principal amount of outstanding notes payable to Nortel Networks UK Limited and (ii) convert $25.5 million in outstanding convertible debentures which were issued in December 2004. In connection with the satisfaction of these debt obligations and conversion of these convertible debentures we issued approximately 10.5 million shares of common stock, warrants to purchase approximately 1.1 million shares of common stock, paid approximately $22.2 million in cash, and recorded a charge of $18.8 million in the fiscal year ended June 30, 2007 for loss on conversion and early extinguishment of debt. See Note 16 — Debt to our consolidated financial statements appearing elsewhere herein for additional disclosures regarding the conversion of the convertible debentures and early extinguishment of debt.

In the year ended July 1, 2006, we generated $25.2 million of cash from financing activities, primarily consisting of $49.5 million of net proceeds from a public offering of our common stock in October 2005, as described below, offset by $24.3 million used in connection with the early retirement of two promissory notes originally issued to Nortel Networks in connection with our acquisition of their optical components business and the payment of certain amounts in connection with the conversion of our convertible debentures which were issued in December 2004.

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

On October 17, 2005, we completed a public offering of our common stock, issuing a total of 11,250,000 shares at a price per share to the public of $4.75, resulting in proceeds of $53.4 million, of which we received $49.3 million net of commissions to the underwriters, offering costs and expenses.

Return/(Loss) on Investments

Return/(loss) on investments represents net interest, which is the difference between interest received on our cash and interest paid on our debts. Return on investments was $0.7 million in the year ended June 30, 2007, and loss on investments was $4.0 million in the year ended July 1, 2006 and $4.3 million in the year ended July 2, 2005. The changes in return/(loss) on investment over these periods is due to the elimination of interest on balances outstanding from the $50 million of notes issued to Nortel Networks in November 2002 and the elimination of the amortization of interest, costs and warrants associated with our issuance of $25.5 million of convertible debt in December 2004, resulting from the payment and retirements of the notes issued to Nortel Networks and the conversion of $25.5 million of convertible debt into common stock pursuant to a series of agreements entered into on January 13, 2006.

Sources of Cash

In the past five years, we have funded our operations from several sources, including through public and private offerings of equity, issuance of debt and convertible debentures, sale of assets and net cash obtained in connection with recent acquisitions. As of June 30, 2007, we held $42.7 million in cash and cash equivalents (including restricted cash of $6.1 million). Based on our cash balances, and expected amounts available under our senior secured $25 million credit facility, under which advances are available based on a percentage of accounts receivable at the time the advance is requested, we believe we have sufficient financial resources in order to operate as a going concern through the end of fiscal 2008. Regardless, to further strengthen our financial position we may raise additional funds by any one or a combination of the following: (i) issuing equity, debt or convertible debt or (ii) selling certain non core businesses. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

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

The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $1,000,000 or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA and judgments, and a change of control default. The Credit Agreement contains negative covenants applicable to the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of EBITDA (if the Borrowers have not maintained “minimum liquidity” defined as $30 million of qualified cash and excess availability, each as also defined in the Credit Agreement), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the Borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates. As of June 30, 2007 we had $3.8 million drawn and outstanding as bank debt under this line of credit. We also had $3.1 million of standby letters of credits with vendors and landlords secured under this credit agreement, of which $2.7 million expired in August 2007.

In connection with the Credit Agreement, we agreed to pay a monthly servicing fee of $3,000 and an unused line fee equal to 0.375% per annum, payable monthly on the unused amount of revolving credit commitments. To the extent there are letters of credit outstanding under the Credit Agreement, the Borrowers are obligated to pay the administrative agent a letter of credit fee at a rate equal to 2.75% per annum.

Future Cash Requirements

As of June 30, 2007, we held $42.7 million in cash and cash equivalents (including restricted cash of $6.1 million). Based on our cash balances, and amounts expected to be available under our senior secured $25 million credit facility be based on a percentage of accounts receivable at the time the advance is requested, we believe we have sufficient financial resources in order to operate as a going concern through the end of fiscal 2008. Regardless, to further strengthen our financial position, in the event of unforeseen circumstances, or in the event needed to fund growth in future financial periods we may raise additional funds by any one or a combination of the following: (i) issuing equity, debt or convertible debt or (ii) selling certain non core businesses. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

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

Risk Management — Foreign Currency Risk

We are exposed to fluctuations in foreign currency exchange rates and interest rates. As our business has grown and become multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States, in the future we expect that a majority of our revenues will be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese Yuan and the Swiss franc, in which we pay expenses in connection with operating our facilities in Shenzhen, China, and Zurich, Switzerland. To the extent the exchange rate between the U.S. dollar and the Chinese Yuan were to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate our exposure to such fluctuations between the U.S. dollar and the U.K. pound, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of June 30, 2007, we held eight foreign currency forward exchange contracts with a nominal value of $6.5 million which include put and call options which expire, or expired, at various dates from July 2007 to

February 2008. During the year ended June 30, 2007, we recorded a net gain of $1.5 million in our statement of operations in connection with foreign exchange contracts that expired during that year. As of June 30, 2007 we recorded an unrealized gain of $0.2 million to other comprehensive income in connection with marking our contracts to fair value.

Contractual Obligations

Our contractual obligations at June 30, 2007, by nature of the obligation and amount due over certain periods of time, are set out in the table below:

	FY 2008	FY 2009	FY 2010	FY 2011	Thereafter	Total
	(In thousands)

Long-term obligations	$54	$54	$54	$54	$30	$246
Operating lease obligations	7,477	6,117	6,113	5,788	45,556	71,051
Purchase obligations	16,697	—	—	—	—	16,697

Net commitments	$24,228	$6,171	$6,167	$5,842	$45,586	$87,994

Operating leases are future annual commitments under non-cancelable operating leases, including rents payable for land and buildings. The purchase obligations consist of our total outstanding purchase order commitments as at June 30, 2007. Any capital purchases to which we are committed are included in these outstanding purchase orders under standard terms and conditions.

Contractual obligations related to our acquisition of Creekside are described above under “Investing Activities”.

Off-Balance Sheet Arrangements

In connection with the sale by New Focus, Inc. of its passive component line to Finisar, Inc., prior to our acquisition of New Focus, New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This indemnification expires in May 2009 and has no maximum liability. In connection with the sale by New Focus of its tunable laser technology to Intel Corporation prior to our acquisition of New Focus, New Focus indemnified Intel against losses for certain intellectual property claims. This indemnification expires in May 2008 and has a maximum liability of $7.0 million. We do not expect to pay out any amounts in respect of these indemnifications, therefore no accrual has been made.

We indemnify our directors and certain employees as permitted by law, and have entered into indemnification agreements with our directors. We have not recorded a liability associated with these indemnification arrangements as we historically have not incurred any costs associated with such indemnifications and do not expect to in the future. Costs associated with such indemnifications may be mitigated by insurance coverage that we maintain.

We also have indemnification clauses in various contracts that we enter into in the normal course of business, such as those issued by our bankers in favor of several of our suppliers or indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing our products should such products infringe the intellectual property rights of a third party. We have not historically paid out any amounts related to these indemnifications and does not expect to in the future, therefore no accrual has been made for these indemnifications.

Other than as set forth above, we are not currently party to any material off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rates

We finance our operations through a mixture of shareholders’ funds, finance leases, working capital and by drawing on a three year $25.0 million senior secured revolving credit facility under a credit agreement we entered into on August 3, 2006. Our only exposure to interest rate fluctuations is on our cash deposits and for amounts borrowed under the credit agreement. At June 30, 2007, there was $3.8 million outstanding under the credit agreement.

We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts. We believe our interest rate risk is immaterial.

Foreign currency

We are exposed to fluctuations in foreign currency exchange rates and interest rates. As our business has grown and become multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States, in the future we expect that a majority of our revenues will be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese Yuan and the Swiss franc in which we pay expenses in connection with operating our facilities in Shenzhen, China, and Zurich, Switzerland. To the extent the exchange rate between the U.S. dollar and the Chinese Yuan were to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate our exposure to such fluctuations between the U.S. dollar and the U.K. pound, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of June 30, 2007, we held eight foreign currency forward exchange contracts with a nominal value of $6.5 million which include put and call options which expire, or expired, at various dates from July 2007 to February 2008 and recorded an unrealized gain of $0.2 million to other comprehensive income in connection with marking these contracts to fair value. It is estimated that a 10% fluctuation in the dollar between June 30, 2007 and the maturity dates of the put and call instruments underlying these contracts would lead to a profit of $0.8 million (U.S. dollar weakening), or loss of $0.5 million (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.

Item 8.	Financial Statements and Supplementary Data

The information required by this item may be found on pages F-1 through F-45 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our Chief Executive Office and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered accounting firm’s related audit report are included immediately below and are incorporated herein by reference.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2007. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of June 30, 2007, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears below.

(c)	Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Bookham, Inc.

We have audited Bookham, Inc’s. internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO control criteria”). Bookham Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Bookham, Inc. has maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO control criteria.

We also have, audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bookham, Inc. as of June 30, 2007 and July 1, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2007 of Bookham, Inc. and our report dated August 27, 2007 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

San Jose, California
August 27, 2007

(d)	Changes in Internal Control over Financial Reporting

In our prior year Annual Report on Form 10-K for the year ended July 1, 2006, we identified a material weakness related to the inconsistent treatment of translation/transaction gains and losses in respect of intercompany loan balances. During the current fiscal year ended June 30, 2007, we implemented processes, procedures and personnel changes that we believe sufficiently remediate these weakness.

There has been no change in our internal controls over financial reporting during the fiscal quarter ended June 30, 2007, other than as discussed in the preceding paragraph of this Item 9A(d), that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers of the Registrant and Corporate Governance

Information required by this Item is incorporated by reference to the information under the headings “Proposal I — Election of Class III Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics,” and “Non-Director Executive Officers” contained in Bookham’s definitive Proxy Statement for its 2007 annual meeting of stockholders.

Item 11.	Executive Compensation

Information required by this Item is incorporated by reference to the information under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Employment and Other Agreements” contained in Bookham’s definitive Proxy Statement for its 2007 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to the information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in Bookham’s definitive Proxy Statement for its 2007 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is incorporated by reference to the information under the headings “Certain Relationships and Related Transactions,” “Director Independence,” “Employment, Change of Control and Severance Arrangements,” “Proposal I — Election of Class III Directors,” and “Corporate Governance” contained in Bookham’s definitive Proxy Statement for its 2007 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services

Information required by this Item is incorporated by reference under the heading “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures” contained in Bookham’s definitive Proxy Statement for its 2007 annual meeting of stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

BOOKHAM, INC.

By:	/s/ Alain Couder
Name: Alain Couder

Title:	Chief Executive Officer, President and Director

August 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alain Couder Alain Couder	Chief Executive Officer, President and Director (Principal Executive Officer)	August 30, 2007

/s/ Stephen Abely Stephen Abely	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	August 30, 2007

/s/ Peter Bordui Peter Bordui	Director	August 30, 2007

/s/ David Simpson David Simpson	Director	August 30, 2007

/s/ Lori Holland Lori Holland	Director	August 30, 2007

/s/ W. Arthur Porter W. Arthur Porter	Director	August 30, 2007

/s/ Joseph Cook Joseph Cook	Director	August 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Bookham, Inc.

We have audited the accompanying consolidated balance sheets of Bookham, Inc. as of June 30, 2007 and July 1, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2007. Our audits also included the financial statement schedule for the 2007 and 2006 years listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bookham, Inc. at June 30, 2007 and July 1, 2006, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Notes to Consolidated Financial Statements, under the heading Stock Based Compensation, in fiscal 2006 Bookham, Inc. changed its method of accounting for stock based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bookham, Inc.’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
August 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bookham, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the year ended July 2, 2005. Our audit also included the financial statement schedule for 2005 listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Bookham, Inc. and its consolidated cash flows for the year ended July 2, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that Bookham, Inc. will continue as a going concern. The Company will need to raise additional funding through external sources prior to December 2005 in order to maintain sufficient financial resources to continue to operate its business. In addition, depending on the amount of additional funding secured prior to December 2005, the Company will also need to raise sufficient funds before June 2006 in order to maintain a cash balance of at least $25 million in order to comply with the loan note covenants. Management are taking actions to raise additional equity capital and considering the disposal of selected assets or businesses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/  Ernst & Young LLP

Reading, England
September 8, 2005

BOOKHAM, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	July 1,
	2007	2006
	(In thousands, except share
	and par value amounts)

ASSETS
Current assets:
Cash and cash equivalents	$36,631	$37,750
Restricted cash	6,079	1,428
Accounts receivable, net of allowances for doubtful accounts and product returns of $1,201 and $990	33,685	26,280
Receivables from a related party, net	—	7,499
Inventories	52,114	53,860
Current deferred tax asset	—	348
Prepaid expenses and other current assets	9,121	11,436

Total current assets	137,630	138,601

Long-term restricted cash	—	4,119
Goodwill	7,881	8,881
Other intangible assets, net	11,766	19,667
Property and equipment, net	33,707	52,163
Non-current deferred tax asset	13,248	12,911
Other non-current assets	294	455

Total assets	$204,526	$236,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,101	$26,143
Liabilities to a related party	—	4,250
Bank loan payable	3,812	—
Accrued expenses and other liabilities	22,704	32,024
Current deferred tax liability	13,248	12,911

Total current liabilities	60,865	75,328

Non-current deferred tax liability	—	348
Other long-term liabilities	1,908	4,989
Deferred gain on sale-leaseback	20,786	20,991

Total liabilities	83,559	101,656

Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock:
$.01 par value; 175,000,000 shares authorized; 83,275,394 and 57,978,908 shares issued and outstanding at June 30, 2007 and July 1, 2006, respectively	832	580
Additional paid-in capital	1,114,391	1,053,626
Accumulated other comprehensive income	42,444	35,460
Accumulated deficit	(1,036,700)	(954,525)

Total stockholders’ equity	120,967	135,141

Total liabilities and stockholders’ equity	$204,526	$236,797

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 30, 2007	July 1, 2006	July 2, 2005
	(In thousands, except per share amounts)

Revenues	$162,941	$121,138	$110,751
Revenues from a related party	39,873	110,511	89,505

Net revenues	202,814	231,649	200,256
Cost of revenues	173,493	190,085	193,647

Gross profit	29,321	41,564	6,609
Operating expenses:
Research and development	43,025	42,587	44,833
Selling, general and administrative	47,820	52,167	60,250
Amortization of intangible assets	8,884	10,004	11,107
Restructuring and severance charges	10,347	11,197	20,888
Legal settlement	490	4,997	—
Acquired in-process research and development	—	118	—
Impairment of goodwill and other intangible assets	—	760	114,226
Impairment/(recovery) of other long-lived assets	1,621	(832)	—
Gain on sale of property and equipment and other long-lived assets	(3,009)	(2,070)	(708)

Total operating expenses	109,178	118,928	250,596

Operating loss	(79,857)	(77,364)	(243,987)
Other income/(expense), net:
Loss on conversion and early extinguishment of debt	—	(18,842)	—
Other income/(expense), net	—	298	1,382
Interest income	1,239	1,113	1,107
Interest expense	(573)	(5,128)	(5,439)
Gain/(loss) on foreign exchange	(2,879)	677	(1,020)

Total other income/(expense), net	(2,213)	(21,882)	(3,970)

Loss before income taxes	(82,070)	(99,246)	(247,957)
Income tax provision/(benefit)	105	(11,749)	15

Net loss	$(82,175)	$(87,497)	$(247,972)

Net loss per share (basic and diluted)	$(1.17)	$(1.87)	$(7.43)

Weighted average shares of common stock outstanding (basic and diluted)	70,336	46,679	33,379

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
	(In thousands)

Cash flows used in operating activities:
Net loss	$(82,175)	$(87,497)	$(247,972)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,167	30,231	32,208
Stock-based compensation, including non-cash restructuring and severance charges	6,666	8,863	750
Impairment/(recovery) of goodwill, intangibles assets and other long-lived assets	1,621	(72)	114,226
Gain on sale of property and equipment	(3,009)	(2,070)	(650)
One time tax gain	—	(11,785)	—
Legal settlement	—	4,997	—
Acquired in-process research and development	—	118	—
Unrealized gain on foreign currency contracts	—	—	1,687
Unrealized gain on marketable securities	—	—	(4)
Loss on conversion and early extinguishment of debt	—	18,842	—
Foreign currency re-measurement of notes payable	—	—	638
Amortization of deferred gain on sale leaseback	(1,435)	(278)	—
Amortization of interest expense for warrants and beneficial conversion feature	—	1,292	673
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	2,514	(5,834)	622
Inventories	4,298	383	(5,813)
Prepaid and other current assets	3,079	8,973	6,256
Accounts payable	(6,275)	(6,487)	2,416
Accrued expense and other liabilities	(19,224)	(15,863)	(3,813)

Net cash used in operating activities	(70,773)	(56,187)	(98,776)

Cash flows provided by investing activities:
Purchases of property and equipment	(6,433)	(10,113)	(16,008)
Proceeds from sale of property and equipment	5,387	2,396	1,429
Acquisitions, net of cash acquired	—	9,575	—
Proceeds from sale-leaseback of Caswell facility	—	23,444	—
Proceeds from sale of asset held for re-sale	9,402	14,734	—
Settlement of related party note	—	—	1,200
Proceeds from disposal of subsidiaries, net of costs	—	—	5,736
Proceeds from sale of maturities of available for sale investments	—	—	6,978
Transfer (to)/from restricted cash	(427)	2,656	(1,671)

Cash flows provided by/(used in) investing activities	7,929	42,692	(2,336)

Cash flows provided by financing activities:
Proceeds from issuance of common stock, net	55,444	49,548	3
Proceeds from short term loan	3,812	—	—
Repayment of capital lease obligations	—	—	(5,132)
Proceeds from issuance of convertible debentures and warrants to purchase common stock, net of issuance costs	—	—	24,230
Cash paid in connection with early extinguishment of notes payable	—	(21,000)	—
Cash paid in connection with conversion of convertible debentures	—	(3,282)	—
Repayment of loans	(108)	(49)	(4,175)

Net cash provided by financing activities	59,148	25,217	14,926

Effect of exchange rate on cash	2,577	1,094	1,438
Net (decrease)/increase in cash and cash equivalents	(1,119)	12,816	(84,748)
Cash and cash equivalents at beginning of period	37,750	24,934	109,682

Cash and cash equivalents at end of period	$36,631	$37,750	$24,934

Supplemental cash flow disclosures:
Income taxes paid	$105	$22	$56
Cash paid for interest	$5,012	$7,481	$4,196
Supplemental disclosures of non cash transactions:
Warrants issued in connection with debt and extinguishment of debt	$12,417	$4,385	$5,354

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Comprehensive	Shareholders
	Shares	Amount	Capital	Compensation	Income	Deficit	Income	Equity
	(In thousands, except share amounts)

Balance at July 3, 2004	32,612,555	$326	$917,639	$(1,354)	$33,035	$(619,056)		$330,590
Exercise of common stock warrants by Nortel Networks	900,000	9	46	—	—	—	—	55
Issuance of restricted stock	249,859	3	779	(478)	—	—	—	304
Issuance of shares upon the exercise of common stock options	811	—	4	—	—	—	—	4
Issuance of shares to CP Santa Rosa Enterprises Corp.	38,810	—	—	—	—	—	—	—
Conversion of shares in respect of Measurement Microsystems A-Z Inc.	3,402	—	250	—	—	—	—	250
Beneficial conversion feature associated with convertible redeemable notes	—	—	1,969	—	—	—	—	1,969
Issuance of warrants in connection with convertible redeemable notes	—	—	5,354	—	—	—	—	5,354
Amortization of deferred stock compensation, net of cancellations	—	—	(364)	1,024	—	—	—	660
Comprehensive loss:
Currency translation adjustment	—	—	—	—	7		7	7
Unrealized loss on financial instruments	—	—	—	—	(153)	—	(153)	(153)
Net loss for the period	—	—	—	—	—	(247,972)	(247,972)	(247,972)

Total comprehensive loss	—	—	—	—	—	—	$(248,118)

Balance at July 2, 2005	33,805,437	$338	$925,677	$(808)	$32,889	$(867,028)		$91,068

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Comprehensive	Shareholders
	Shares	Amount	Capital	Compensation	Income	Deficit	Income	Equity
	(In thousands, except share amounts)

Balance at July 2, 2005	33,805,437	$338	$925,677	$(808)	$32,889	$(867,028)		$91,068
Issuance of shares upon the exercise of common stock options	58,627	—	303	—	—	—	—	303
Issuance of restricted stock	1,050,000	11	—	—	—	—	—	11
Issuance of shares to CP Santa Rosa Enterprises Corp.	5,100	—	24	—	—	—	—	24
Common stock issued in connection with the settlement of Yue lawsuit	537,635	5	4,995	—	—	—	—	5,000
Common stock issued in public offering	11,250,000	113	49,121	—	—	—	—	49,234
Common stock issued upon conversion of convertible debt	5,386,365	54	25,156	—	—	—	—	25,210
Common stock issued in connection with debt equity exchange	5,120,793	51	33,802	—	—	—	—	33,853
Stock-based compensation expense	—	—	8,056	808	—	—	—	8,864
Common stock issued in connection with Avalon acquisition	764,951	8	6,492	—	—	—	—	6,500
Comprehensive loss:
Unrealized gain on hedging transactions	—	—	—	—	573	—	573	573
Currency translation adjustment	—	—	—	—	1,998	—	1,998	1,998
Net loss for the period	—	—	—	—	—	(87,497)	(87,497)	(87,497)

Total comprehensive loss	—	—	—	—	—	—	$(84,926)

Balance at July 1, 2006	57,978,908	$580	$1,053,626	$—	$35,460	$(954,525)		$135,141

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY — (Continued)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Comprehensive	Shareholders
	Shares	Amount	Capital	Compensation	Income	Deficit	Income	Equity
	(In thousands, except share amounts)

Balance at July 1, 2006	57,978,908	$580	$1,053,626	$—	$35,460	$(954,525)		$135,141
Issuance of shares upon the exercise of common stock options	3,678	—	—	—	—	—	—	—
Issuance of shares upon vesting of restricted stock units	7,917	—	—	—	—	—	—
Issuance of restricted stock to non-employee directors	50,000	—	—	—	—	—	—	—
Resolution of contingent consideration in connection with Avalon acquisition	—	—	(1,000)	—	—	—	—	(1,000)
Common stock issued in private placements	25,234,891	252	55,193	—	—	—	—	55,445
Stock-based compensation expense	—	—	6,277	—	—	—	—	6,277
Restricted stock vesting accelaration related to restructuring and severance charges	—	—	295	—	—	—	—	295
Comprehensive loss:
Unrealized loss on hedging transactions	—	—	—	—	(361)	—	(361)	(361)
Currency translation adjustment	—	—	—	—	7,345	—	7,345	7,345
Net loss for the period	—	—	—	—	—	(82,175)	(82,175)	(82,175)

Total comprehensive loss							$(75,191)

Balance at June 30, 2007	83,275,394	$832	$1,114,391	—	$42,444	$(1,036,700)		$120,967

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Description of Business

Bookham Technology plc was incorporated under the laws of England and Wales on September 22, 1988. On September 10, 2004, pursuant to a scheme of arrangement (the “Scheme of Arrangement”) under the laws of the United Kingdom, Bookham Technology plc became a wholly-owned subsidiary of Bookham, Inc., a Delaware corporation (“Bookham, Inc.”). Bookham, Inc. principally designs, manufactures and markets optical components, modules and subsystems for the telecommunications industry, and also manufactures high-speed electronic components for the telecommunications, defense and aerospace industries. References to the “Company” mean Bookham, Inc. and its subsidiaries consolidated business activities since September 10, 2004 and Bookham Technology plc’s consolidated business activities prior to September 10, 2004.

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

The Company operates on a 52/53 week year ending on the Saturday closest to June 30. Fiscal 2007, 2006 and 2005 all were comprised of 52 weeks.

Foreign Currency Transactions and Translation Gains and Losses

The assets and liabilities of the Company’s foreign operations are translated from their respective functional currencies into U.S. dollars at the rates in effect at the consolidated balance sheet dates, and revenue and expense amounts are translated at the average rate during the applicable periods reflected on the consolidated statements of operations. Foreign currency translation adjustments are recorded as accumulated other comprehensive income, except for the translation adjustment of short-term intercompany loans which are recorded as other income or expense. Gains and losses from foreign currency transactions, realized and unrealized in the event of foreign currency transactions not designated as hedges, and those transactions denominated in currencies other than the Company’s functional currency, are recorded as gain/(loss) on foreign exchange in the consolidated statements of operations. See Note 1 — Derivative Financial Instruments.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Estimates are used for, but are not limited to, the allowances for doubtful accounts; accruals for sales returns; inventory write-downs and write-offs; warranty accruals; the useful lives of fixed assets; impairment charges on long-lived assets, goodwill and other intangible assets; losses on facility leases and other charges; accrued liabilities and other reserves; and stock-based compensation. Actual results could differ from these estimates and such differences may be material to the amounts reported in the Company’s financial statements.

Reclassifications

Certain reclassifications have been made to the balances as of and for the periods ended July 1, 2006 and July 2, 2005 to conform to the June 30, 2007 presentation. These reclassifications were not material and had no impact on the Company’s loss from operations or net loss.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

Cash and cash equivalents are recorded at market value. The Company considers all liquid investment securities with an original maturity date of three months or less to be cash equivalents. Any realized gains and losses on liquid investment securities are included in other income/(expense), net in the consolidated statements of operations.

Restricted Cash

Restricted cash of $6.1 million includes $4.1 million in irrevocable letters of credit as collateral for the performance of the Company’s obligations under certain facility lease agreements along with other letters of credit and bank accounts otherwise restricted.

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

Property and Equipment

The Company records its property and equipment at cost less accumulated depreciation. Depreciation is recorded when assets are placed into service and it is computed using the straight-line method over the estimated useful lives of the assets as follows:

Buildings	Twenty years
Plant and machinery	Three to five years
Fixtures, fittings and equipment	Three to five years
Computer equipment	Three years

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an annual basis. Recoverability of these assets is measured by comparing their carrying amounts to market prices or future discounted cash flows the assets are expected to generate. If property and equipment or certain identifiable intangibles are considered to be impaired, the impairment to be recognized would equal the amount by which the carrying value of the asset exceeds its fair market value based on market prices or future discounted cash flows.

The Company has adopted Statement of Financial Accounting Standard (“SFAS”) SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from 3 to 6 years and 15 years as to one specific customer contract.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the year ended July 1, 2006, the Company’s annual review of goodwill and intangible assets led to the recording of an impairment charge of $760,000, all of which related to intangibles in the Company’s optics segment. A concurrent review of other long-lived assets led to an additional impairment charge of $433,000.

In the year ended July 2, 2005, the Company recorded impairment charges of $114,226,000, of which $113,592,000 related to goodwill and $634,000 related to intangibles. Of these charges, $83,326,000 related to the research and industrial segment, and $30,900,000 related to the optics segment. See Note 14 — Goodwill and Other Intangible Assets, for additional information regarding these impairment charges.

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

For derivative instruments that are designated and qualify as a cash flow hedge, the purpose of which is to hedge the exposure to variability in expected future cash flows that is attributable to a particular risk, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income/(loss) on the statement of shareholders’ equity and reclassified into operating results in the same period or periods during which the hedged transaction affects operating results. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current operating results on the consolidated statements of operations during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized as other income/(expense) during the period of change. The amounts recognized due to the anticipated transactions failing to occur or ineffective hedges were not material for all periods presented.

The Company is exposed to fluctuations in foreign currency exchange rates. As the business has become multinational in scope, the Company has become subject to fluctuations based upon changes in the exchange rates between the currencies in which the Company collects revenue and pays expenses. The Company engages in currency hedging transactions in an effort to minimize the effects of fluctuations in exchange rates and to convert currencies to meet its obligations. In the majority of these contracts the Company agrees under certain circumstances to sell U.S. dollars in exchange for U.K. pounds sterling.

At the end of each accounting period, the Company marks-to-market all foreign currency forward exchange contracts that have been designated as cash flow hedges and changes in fair value are recorded in comprehensive income until the underlying cash flow is settled and the contract is recognized in operating results. As of June 30, 2007, there were eight outstanding foreign currency forward exchange contracts to sell U.S. dollars and buy U.K. pound sterling. These contracts have an aggregate nominal value of approximately $6.5 million of put and call options expiring from July 2007 to February 2008. To date, the Company has not entered into any such contracts for longer than 12 months and accordingly, all amounts included in accumulated other comprehensive income as of June 30, 2007 will generally be reclassified into earnings within the next 12 months. As of June 30, 2007, the Company recorded an unrealized gain of $0.2 million to other comprehensive income relating to recording the fair value of the eight foreign currency forward exchange contracts designated as hedges for accounting purposes.

Advertising Expenses

The cost of advertising is expensed as incurred. The Company’s advertising costs for the years ended June 30, 2007, July 1, 2006, and July 2, 2005 were $226,000, $302,000, and $473,000, respectively.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Revenue represents the amounts (excluding sales taxes) derived from the providing of goods and services to third-party customers during the period. The Company’s revenue recognition policy follows Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Specifically, the Company recognizes product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. For shipments to new customers and evaluation units, including initial shipments of new products, where the customer has the right of return through the end of the evaluation period, the Company recognizes revenue on these shipments at the end of an evaluation period, if not returned, and when collection is reasonably assured. The Company records a provision for estimated sales returns in the same period as the related revenues are recorded, which is netted against revenue. These estimates are based on historical sales returns, other known factors and the Company’s return policy.

The Company recognizes royalty revenue when it is earned and collectability is reasonably assured.

The Company applies the same revenue recognition policy to both its optics and research and industrial operating segments.

Shipping and handling costs are included in costs of revenue.

Research and Development

Company-sponsored research and development costs are expensed as incurred.

Income Taxes

The Company recognizes income taxes under the liability method under which deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date of the change in rates.

Stock-Based Compensation

At June 30, 2007, the Company had active stock-based employee compensation plans, as described in Note 10 — Stockholders’ Equity. Prior to July 3, 2005, the Company accounted for its plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by Financial Accounting Standards Board Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”. Effective July 3, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123R (“SFAS 123R”), “Share-Based Payment”, using the modified prospective transition method and accordingly, the Company has not restated the consolidated results of operations for fiscal years prior to its adoption of SFAS 123R. Under that transition method, stock-based compensation cost recognized during the years ended June 30, 2007 and July 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to July 3, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock options generally vest over a four to five year service period, and restricted stock awards generally vest over a one to four year period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by the Company’s Board of Directors.

As a result of adopting SFAS 123R on July 3, 2005, the Company’s loss before income taxes and net loss for the years ended June 30, 2007 and July 1, 2006 were $6.4 million and $8.2 million greater, respectively, than if it had continued to account for stock-based compensation under APB 25. Basic and diluted loss per share for the year

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended June 30, 2007 and July 1, 2006 were $0.09 and $0.17 per share higher, respectively, than they would have been had the Company not adopted SFAS 123R. The Company had no capitalized stock-based compensation costs at July 2, 2005. The Company has capitalized into inventory $534,000 and $650,000 of stock-based compensation costs at June 30, 2007 and July 1, 2006, respectively. Deferred stock-based compensation of $808,000 as of July 2, 2005, which was accounted for under APB 25, has been reclassified into additional paid-in-capital.

Prior to July 3, 2005, and under the intrinsic value method, in accordance with APB 25, and as permitted by SFAS 123, the Company recorded stock-based employee compensation resulting from stock options granted with an exercise price below the fair market value of the stock on the date of grant. Stock-based compensation expense reflected in the as reported net loss includes expenses for compensation expense related to the amortization of certain acquisition related deferred compensation expense. There were no grants with exercise prices set below market prices on the date of grant during the periods presented.

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

Year Ended
July 2,
2005
(In thousands except
per share data)

Net loss — as reported	$(247,972)
Add: Stock-based employee compensation expense, included in the determination of net loss as reported	750
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards	(6,826)

Pro forma net loss	$(254,048)

Loss per share:
Basic and diluted — as reported	$(7.43)
Basic and diluted — pro forma	$(7.61)

The weighted average fair value of stock options granted at fair market value during the years ended June 30, 2007, July 1, 2006 and July 2, 2005 were $2.28, $4.97 and $6.15, respectively. Total compensation cost related to non-vested awards not yet recognized as of June 30, 2007 was $12.6 million, of which $9.1 million relates to time based vesting awards expected to be recognized over 8.14 year weighted average basis and $3.5 million relates to performance based vesting awards for which the achievement of the related performance targets has not yet been deemed as probable in particular periods. The fair value of stock options vested during the year are $8.5 million.

The weighted-average fair value for stock options granted was calculated using the Black-Scholes-Merton option-pricing model based on the following assumptions:

	Year Ended
	June 30,	July 1,	July 2,
	2007	2006	2005

Volatility	81%	87%	89%
Weighted-average estimated life	4.5 years	4.0 years	4.0 years
Weighted-average risk free interest rate	4.9%	4.5%	2.9%
Dividend yield	—	—	—

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consistent with our valuation method for the disclosure-only provisions of SFAS 123, we are using the Black-Scholes-Merton option-pricing model to value the compensation expense associated with our stock-based awards under SFAS 123(R). In addition, we estimate forfeitures when recognizing compensation expense, and we will adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

Accumulated Other Comprehensive Income

For the years ended June 30, 2007 and July 1, 2006, the Company’s accumulated other comprehensive income was comprised of its unrealized gains on foreign currency forward exchange contracts designated as hedges and foreign currency translation adjustments.

The components of accumulated other comprehensive income are as follows:

	June 30,	July 1,
	2007	2006
	(In thousands)

Unrealized gains on foreign exchange contracts	$212	$573
Currency translation adjustments	42,232	34,887

Accumulated other comprehensive income	$42,444	$35,460

Recent Accounting Developments

Effective July 1, 2007, Bookham is required to adopt Financial Accounting Standards Interpretation, or FIN No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company’s income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on July 1, 2007 is recognized as a change in accounting principle and recorded as an adjustment to the opening balance of retained earnings on the adoption date. Currently, Bookham is still evaluating the impact of FIN 48 on its consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” or SFAS No. 157. SFAS No. 157 establishes a common definition for “fair value” to be applied to guidance, requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB 108 has not had a material impact on our consolidated financial position and results of operations.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Concentration of Revenues and Credit and Other Risks

The Company places its cash and cash equivalents with and in the custody of financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer.

Nortel Networks Corporation accounted for 20% of our revenue in the year ended June 30, 2007, 48% in the year ended July 1, 2006, and 45% in the year ended July 2, 2005. Cisco Systems, Inc. accounted for 12% of our revenue in the year ended June 30, 2007. Revenues from both customers were generated in the Company’s optics segment. For the years ended June 30, 2007, July 1, 2006 and July 2, 2005, no other customer accounted for more than 10% of the Company’s total revenues.

At June 30, 2007 and July 1, 2006, Nortel Networks Corporation. accounted for 12% and 22% of the Company’s gross accounts receivable balance, respectively. At June 30, 2007 and July 1, 2006, Huawei Technologies Co., Ltd. accounted for 11% and 13% of the Company’s gross accounts receivable balance, respectively.

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

3.	Inventories

Inventories consist of the following:

	June 30,	July 1,
	2007	2006
	(In thousands)

Raw materials	$20,238	$17,006
Work in process	18,489	20,823
Finished goods	13,387	16,031

Total	$52,114	$53,860

Inventories are valued at the lower of the cost to acquire or manufacture the product or market value. The manufacturing cost includes the cost of the components purchased to produce products, the related labor and overhead. On a monthly basis, inventory is reviewed to determine if it is believed to be saleable. Products may be unsaleable because they are technically obsolete or excess, due to substitute products or specification changes or because the Company holds an excessive amount of inventory relative to customer forecasts. Inventory is currently valued using methods that take these factors into account. In addition, if it is determined that cost is greater than selling price then inventory is written down to market value defined as the selling price less costs to complete and sell the product.

During the years ended July 1, 2006 and July 2, 2005, the Company had revenues of $9.5 million and $19.5 million, respectively, related to, and recognized profits on, inventory that had been carried on the Company’s books at zero value. The Company had no revenues from zero value inventories in the year ended June 30, 2007. These inventories were originally acquired in connection with the purchase of the optical components business of Nortel Networks. While this inventory is carried on the Company’s books at zero value, and its sale generates higher margins than most of the new products, the Company incurs additional costs to complete the manufacturing of these products prior to sale. Revenues from this inventory are expected to be insignificant in the future.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Property, Plant and Equipment

Property, plant and equipment consists of the following:

	June 30,	July 1,
	2007	2006
	(In thousands)

Land	$—	$5,996
Buildings	18,303	22,409
Plant and machinery	66,575	64,357
Fixtures, fittings and equipment	420	228
Computer equipment	13,598	12,181

	98,896	105,171
Less accumulated depreciation	(65,189)	(53,008)

	$33,707	$52,163

Depreciation expense was $14,012,000, $20,227,000, and $20,753,000 for the years ended June 30, 2007, July 1, 2006 and July 2, 2005, respectively.

5.	Accrued Expenses and Other Liabilities

Accrued expenses and other current liabilities consist of the following:

	June 30,	July 1,
	2007	2006
	(In thousands)

Accounts payable accruals	$4,324	$4,497
Compensation and benefits related accruals	5,212	5,465
Warranty accrual	2,569	3,429
Other accruals	7,886	5,700
Current portion of restructuring accrual	2,713	12,933

Total	$22,704	$32,024

Other long-term liabilities consist of the following:

	June 30,	July 1,
	2007	2006
	(In thousands)

Long-term portion of restructuring accrual	$1,678	$3,196
Environmental liabilities	—	1,140
Other long-term liabilities	230	653

Total	$1,908	$4,989

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

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Movements in the warranty accrual are as follows:

	June 30,	July 1,	July 2,
	2007	2006	2005
	(In thousands)

Warranty accrual at beginning of period	$3,429	$3,782	$4,606
Change in liability for pre-existing warranties, including expiration	(713)	(610)	(327)
Warranties issued	2,037	2,447	2,482
Warranties utilized	(2,497)	(2,243)	(3,032)
Foreign currency movements	313	53	53

Total warranty accrual at end of period	$2,569	$3,429	$3,782

Credit Agreement

On August 2, 2006, the Company, with Bookham Technology plc, New Focus, Inc. and Bookham (US) Inc., each a wholly-owned subsidiary of the Company (collectively, the “Borrowers”), entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, Inc. and other lenders regarding a three-year $25,000,000 senior secured revolving credit facility. Advances are available under the Credit Agreement based on a percentage of accounts receivable at the time the advance is requested. As of June 30, 2007, the Company had $3.8 million drawn and outstanding as bank debt under this line of credit. The Company also had $3.1 million of standby letters of credits with vendors and landlords secured under this credit agreement, of which $2.7 million expired in August 2007.

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

Pursuant to the terms of the Credit Agreement, borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 2.75 percentage points or the U.S. prime interest rate as quoted in the Wall Street Journal plus 1.25 percentage points. In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and borrowed again anytime until maturity, which is August 2, 2009. A termination of the commitment line anytime prior to August 2, 2008 will subject the Borrowers to a prepayment premium of 1.0% of the maximum revolver amount.

The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $1,000,000 or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA and judgments, and a change of control default. The Credit Agreement contains negative covenants applicable to the Company, the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of EBITDA (if the Borrowers have not maintained minimum levels of liquidity defined as $30 million of qualified cash and qualified accounts receivables, as defined in the Credit Agreement), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Commitments and Contingencies

Operating Leases

The Company leases certain of its facilities under non-cancelable operating lease agreements that expire at various dates from fiscal 2008 through 2026. Rent expense for these leases was $4,434,000, $2,372,000 and $3,490,000, during the years ended June 30, 2007, July 1, 2006 and July 2, 2005, respectively.

Caswell Sale-Leaseback

On March 10, 2006, the Company’s Bookham Technology plc subsidiary entered into multiple agreements with a subsidiary of Scarborough Development (“Scarborough”) for the sale and leaseback of the land and buildings located at its Caswell, United Kingdom, manufacturing site. The sale transaction, which closed on March 30, 2006, resulted in immediate proceeds to Bookham Technology plc of £13.75 million (approximately U.S. $24 million). Under these agreements, Bookham Technology plc leases back the Caswell site for an initial term of 20 years, with options to renew the lease term for 5 years following the initial term and for rolling 2 year terms thereafter. Annual rent is £1.1 million (approximately $2.2 million based on the exchange rate of $1.989 as of June 30, 2007) during the first 5 years of the lease, £1.2 million (approximately $2.4 million based on the exchange rate of $1.989 as of June 30, 2007) during the next 5 years of the lease, £1.4 million (approximately $2.8 million based on the exchange rate of $1.989 as of June 30, 2007) during the next 5 years of the lease and £1.6 million (approximately $3.2 million based on the exchange rate of $1.989 as of June 30, 2007) during the next 5 years of the lease. Rent during the renewal terms will be determined according to the then market rent for the site. The obligations of Bookham Technology plc under these agreements are guaranteed by the Company. In addition, Scarborough, Bookham Technology plc and the Company entered into a pre-emption agreement with the buyer under which Bookham Technology plc, within the next 20 years, has a right to purchase the Caswell site in whole or in part on terms acceptable to Scarborough if Scarborough agrees to terms with or receives an offer from a third party to purchase the Caswell facility. Under the provisions of SFAS 13, “Accounting for Leases”, the Company has deferred a related gain of $20.4 million, which will be amortized ratably against rent expense over the initial 20 year term of the lease. As of June 30, 2007, the unamortized balance of this deferred gain is $20.8 million. The Company is recognizing the rent expense related to payments over the term of the lease.

The Company’s future minimum lease payments under non-cancelable operating leases, including the sale-leaseback of the Caswell facility and $9.2 million related to unoccupied facilities as a result of the Company’s restructuring activities, are as follows (in thousands):

For fiscal year ending on or about June 30,
2008	$7,477
2009	6,117
2010	6,113
2011	5,788
2012	3,637
Thereafter	41,919

Total	$71,051

Guarantees

The Company follows the provisions of FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34”. The Company has the following financial guarantees:

•	In connection with the sale by New Focus, Inc. of its passive component line to Finisar, Inc. prior to the Company’s acquisition of New Focus, New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This indemnification expires in May 2009 and has no maximum liability. In connection with the sale by New Focus of its tunable laser technology to Intel Corporation prior to the Company’s acquisition of New Focus, New Focus indemnified Intel against losses for certain intellectual property claims. This indemnification expires in May 2008 and has a maximum liability of $7.0 million. The Company does not expect to pay out any amounts in respect of these indemnifications, therefore no accrual has been made.

•	The Company indemnifies its directors and certain employees as permitted by law, and has entered into indemnification agreements with its directors. The Company has not recorded a liability associated with these indemnification arrangements as the Company historically has not incurred any costs associated with such indemnifications and does not expect to in the future. Costs associated with such indemnifications may be mitigated by insurance coverage that the Company maintains.

•	The Company also has indemnification clauses in various contracts that it enters into in the normal course of business, such as those issued by its banks in favor of several of its suppliers or indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing the Company’s products should such products infringe the intellectual property rights of a third party. The Company has not historically paid out any amounts related to these indemnifications and does not expect to in the future, therefore no accrual has been made for these indemnifications.

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

The terms of the Settlement Agreement provided that the Company would issue to the Plaintiff a $7.5 million promissory note, or the Note, payable on or before April 10, 2006, of which $5.0 million could be satisfied by the Company, at its option, through the issuance of shares of common stock. Pursuant to the Settlement Agreement, the Company issued the Note on April 3, 2006 and satisfied the terms of the Note in full by issuing to the Plaintiff 537,635 shares of common stock valued at $5.0 million on April 4, 2006 and paying $2.5 million in cash on April 5, 2006 and paying $2.5 million in cash on April 5, 2006. The Plaintiff filed dismissal papers in the Yue litigation on April 6, 2006.

The defense fees for this litigation have been paid by the insurers under the applicable New Focus directors and officers insurance policy. The Company and New Focus, Inc. have demanded that the relevant insurers fully fund this settlement within policy limits. At this time certain of the insurers have not confirmed to the Company their definitive coverage position on this matter. As the terms of this settlement had been reached during the year ended July 1, 2006, the Company recorded $7.2 million ($7.5 million, net of insurance recoveries expected as of that time) as an other operating expense in the Company’s results of operations for the year ended July 1, 2006. The Company recorded an additional $0.5 million as an other operating expense for the year ended June 30, 2007, for additional defense fees related to this settlement. If and when additional insurers confirm their definitive coverage position, the Company will record the amounts of this coverage as recoveries against operating expenses in the corresponding future periods.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Amended Class Action Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Class Action Complaint seeks unspecified damages (or in the alternative rescission for those class members who no longer hold the Company’s or New Focus common stock), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the Individual Defendants were dismissed, without prejudice, from the action subject to their execution of tolling agreements. In July 2002, all defendants filed Motions to Dismiss the Amended Class Action Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.

Plaintiffs and most of the issuer defendants and their insurers entered into a stipulation of settlement for the claims against the issuer defendants, including Bookham Technology plc. This stipulation of settlement was subject to, among other things, certification of the underlying class of plaintiffs. Under the stipulation of settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the District Court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the District Court issued an order preliminarily approving the settlement.

On December 5, 2006, following an appeal from the underwriter defendants the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seek to certify a more limited class in the District Court. In light of the overturned class certification on June 25, 2007, the District Court signed an Order terminating the settlement. The Company believes that both Bookham Technology plc and New Focus have meritorious defenses to the claims made in the Amended Class Action Complaint and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.

7.	Restructuring and Severance Charges

In May, September and December 2004, the Company announced restructuring plans, including the transfer of its assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. These cost reduction efforts were expanded in November 2005 to include the transfer of the Company’s chip-on-carrier assembly from Paignton to Shenzhen. The transfer of these operations was substantially completed in the quarter ended March 31, 2007. In May 2006, the Company announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, which was substantially completed in the quarter ended March 31, 2007. As of June 30, 2007, the Company had spent $32.0 million on these restructuring programs.

On January 31, 2007, the Company adopted an overhead cost reduction plan which includes workforce reductions, facility and site consolidation of its Caswell, U.K. semiconductor operations within existing U.K. facilities and the transfer of certain research and development activities to its Shenzhen, China facility. The Company began implementing the overhead cost reduction plan in the quarter ended March 31, 2007. The total cost associated with this overhead cost reduction plan, the substantial portion being personnel severance and retention related expenses, is expected to range from $8.0 million to $9.0 million. As of June 30, 2007, the Company had spent $5.3 million on this cost reduction plan. The remainder is expected to be incurred and paid by the end of the December 29, 2007 fiscal quarter.

In connection with earlier plans of restructuring, and the assumption of restructuring accruals upon the acquisition of New Focus in March 2004, in the year ended June 30, 2007, the Company continued to make scheduled payments drawing down the related lease cancellations and commitments. The Company accrued $0.9 million, $1.6 million and $4.5 million in the fiscal years ended June 30, 2007, July 1, 2006 and July 2, 2005, respectively, in expenses for revised estimates related to these commitments. Remaining net payments of lease cancellations and commitments in connection with the Company’s earlier restructuring and cost reduction efforts are included in the restructuring accrual as of June 30, 2007. The related operating lease commitments outstanding as of June 30, 2007 are reflected in the disclosures in Note 6 — Commitments and Contingencies.

For all periods presented, separation payments under the restructuring and cost reduction efforts were accrued and charged to restructuring in the period that both the benefit amounts were determined and the amounts had been communicated to the affected employees.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the restructuring liability for the year ended June 30, 2007:

	Accrued					Accrued
	Restructuring	Amounts Charged				Restructuring
	Costs	to Restructuring				Costs
	at July 1,	and Severance	Adjustments for	Amounts Paid or		at June 30,
	2006	Charges	Non-cash Charges	Written-off	Other	2007
	(In thousands)

Lease cancellations and commitments	$11,438	$867	$—	$(8,408)	$(52)	$3,845
Termination payments to employees and related costs	4,691	9,480	(295)	(13,692)	362	546

Total accrued restructuring	16,129	$10,347	$(295)	$(22,100)	$310	4,391

Less non-current accrued restructuring charges	(3,196)					(1,678)

Accrued restructuring charges included within accrued expenses and other liabilities	$12,933					$2,713

The amounts charged to restructuring in the statement of operations for the year ended June 30, 2007 is $10,347,000. Charges for termination payments are primarily in connection with the final transfers of assembly and test and related operations from Paignton to Shenzhen and related to the January 2007 overhead cost reduction discussed above. Charges for lease cancellations and commitments are primarily related to changing assumptions as to sub-lease assumptions regarding previously exited buildings. Restructuring and severance charges for the year ended June 30, 2007 include $0.3 million related to a non-cash charge for acceleration of restricted stock and $0.8 million related to payments made in connection with a separation agreement the Company executed in May 2007 with its former Chief Executive Officer.

The following table summarizes the activity related to the restructuring liability for the year ended July 1, 2006:

	Accrued					Accrued
	Restructuring	Amounts Charged				Restructuring
	Costs	to Restructuring				Costs
	at July 2,	and Severance	Adjustments for	Amounts Paid or		at July 1,
	2005	Charges	Non-cash Charges	Written-off	Other	2006
	(In thousands)

Lease cancellations and commitments	$18,533	$1,997	$—	$(9,030)	$(62)	$11,438
Termination payments to employees and related costs	6,300	9,157	—	(10,706)	(60)	4,691
Write-off on disposal of assets and related costs	—	43	—	(43)	—	—

Total accrued restructuring	24,833	$11,197	$—	$(19,779)	$(122)	16,129

Less non-current accrued restructuring charges	(9,888)					(3,196)

Accrued restructuring charges included within accrued expenses and other liabilities	$14,945					$12,933

The amount charged to restructuring in the statement of operations for the year ended July 1, 2006 is $11,197,000. Charges for termination payments are primarily in connection with the transfer of assembly and test

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and related operations from Paignton to Shenzhen. Charges for lease cancellations and commitments are primarily related to changing sub-lease assumptions regarding previously exited buildings.

8.	Employee Benefit Plans

In the United States, the Company sponsors a 401(k) plan that allows voluntary contributions by eligible employees, who may elect to contribute up to the maximum allowed under the U.S. Internal Revenue Service regulations. The Company generally makes 25% matching contributions (up to a maximum of $2,000 per eligible employee per year) and it recorded related expenses of $490,000, $491,000, and $642,000 in the years ended June 30, 2007, July 1, 2006, and July 2, 2005, respectively.

The Company also contributes to a United Kingdom based defined contribution pension scheme for directors and employees, and to an additional defined contribution plan for the benefit of one director. Contributions, and the related expenses, under these plans were $2.4 million, $2.7 million, and $859,000 for the years ended June 30, 2007, July 1, 2006, and July 2, 2005, respectively.

9.	Income Taxes

For financial reporting purposes, the Company’s pre-tax loss from continuing operations includes the following:

	June 30,	July 1,	July 2,
	2007	2006	2005
	(In thousands)

Current
Domestic	$(9,692)	$(43,817)	$(66,981)
Foreign	(72,378)	(55,428)	(180,976)

	$(82,070)	$(99,245)	$(247,957)

The components of the tax provision/(benefit) are as follows:

	June 30,	July 1,	July 2,
	2007	2006	2005
		(In thousands)

Current
Federal	$(4)	$—	$—
State	—	—	4
Foreign	109	23	11

	105	23	15

Deferred
Federal	—	—
State	—	—
Foreign		(11,772)	—

	—	(11,772)	—

Total	$105	$(11,749)	$15

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the income tax provision at the statutory rate to the Company’s provision for income tax are as follows:

	June 30,	July 1,	July 2,
	2007	2006	2005
		(In thousands)

Tax benefit at federal statutory rate	$(28,724)	$(34,736)	$(86,784)
Unbenefitted domestic losses and credits	3,392	12,131	13,996
Unbenefitted foreign losses and credits	25,437	10,856	72,803

Income tax provision/(benefit)	$105	$(11,749)	$15

Deferred taxation

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	June 30,	July 1,
	2007	2006
	(In thousands)

Deferred tax assets:
Net operating loss carryforwards	$314,760	$260,042
Depreciation and capital losses	79,648	72,308
Inventory valuation	1,069	2,025
Accruals and reserves	4,161	7,559
Capitalized research and development	2,848	3,650
Tax credit carryforwards	10,147	9,262
Stock Compensation	1,592	1,319

Total deferred tax assets	414,225	356,165
Valuation allowance	(391,806)	(320,025)

Net deferred tax assets	$22,419	$36,140
Deferred tax liabilities:
Other Impairments and Deferred Tax Liabilities	(8,073)	(8,073)
Forthaven deferred tax liability	(14,346)	(28,067)

	$(22,419)	$(36,140)

Net Deferred Tax Assets	$—	$—

The Company’s valuation allowance increased by $71,781,000 and decreased by $10,408,000, and increased by $47,572,000 for the years ended June 30, 2007, July 1, 2006 and July 2, 2005, respectively.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its net deferred tax assets.

As of June 30, 2007, the Company had foreign net operating loss carry forwards of approximately $698,822,000, $49,604,000, $25,371,000 and $17,790,000 in the U.K., Switzerland, China, and Canada, respectively. The U.K. and Canada net operating losses do not expire, the Switzerland net operating loss will expire in

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

various years from 2007 through 2013 if unused, and the China net operating loss will expire in various years from 2007 through 2009 if unused. The Company also has U.S. federal and state net operating losses of approximately $222,362,000 and $222,696,000 respectively, which will expire in various years from 2009 through 2027 if unused.

As of June 30, 2007, the Company has U.S. federal, state, and foreign research and investment tax credit carry forwards of approximately $435,000, $11,642,000 and $2,144,000 respectively. The federal credit will expire in various years from 2011 through 2027 if unused. The state research and development credits can be carried forward indefinitely. The foreign credits will expire in various years from 2015 through 2027 if unused.

Utilization of net operating loss carry forwards and credit carry forwards are subject to substantial annual limitations due to ownership changes as provided in the Internal Revenue Code of 1986, as amended, as well as similar state and foreign tax laws.

The Company has not provided for U.S. federal income and state income taxes on all of the non-U.S. subsidiaries’ undistributed earnings as of June 30, 2007 because such earnings are intended to be indefinitely reinvested. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to applicable U.S. federal and state income taxes.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. It will be effective for fiscal years beginning after December 15, 2006. Earlier application of the provisions of this Interpretation is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted. The provisions of this Interpretation apply to all tax positions upon initial adoption of this Interpretation. Only tax positions that meet the recognition threshold criteria at the effective date may be recognized or continue to be recognized upon adoption of this Interpretation. The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year, presented separately. The Company is currently evaluating the accounting and disclosure requirements of this Interpretation and is required to adopt it at the beginning of its fiscal year 2008.

10.	Stockholders’ Equity

On March 22, 2007, the Company entered into a definitive agreement for a private placement pursuant to which it issued and sold, on March 22, 2007, 13,640,224 shares of common stock and warrants to purchase up to 4,092,066 shares of common stock with certain institutional accredited investors for net proceeds to the Company of approximately $26.9 million. The warrants have a five year term and are exercisable beginning on September 23, 2007 at an exercise price of $2.80 per share, subject to adjustment based on a weighted average antidilution formula if the Company effects certain equity issuances in the future for consideration per share that is less than the then current exercise price per share of such warrants. The fair value of these warrants was determined to be $6.3 million as of March 22, 2007.

On August 31, 2006, the Company entered into an agreement for a private placement of common stock and warrants pursuant to which it issued and sold 8,696,000 shares of common stock and warrants to purchase up to 2,174,000 shares of common stock on September 1, 2006, and issued and sold an additional 2,898,667 shares of common stock and warrants to purchase up to an additional 724,667 shares of common stock in a second closing on September 19, 2006. In both cases, such shares of common stock and warrants were issued and sold to certain institutional accredited investors. Net proceeds to the Company from this private placement, including the second closing, were $28.7 million. The warrants are exercisable during the period beginning on March 2, 2007 through

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

September 1, 2011, at an exercise price of $4.00 per share. The fair value of these warrants was determined to be $6.1 million as of August 31, 2006.

On April 3, 2006, the Company entered into the Settlement Agreement with Mr. Howard Yue relating to a lawsuit Mr. Yue filed against New Focus, Inc., a subsidiary of the Company, and several of its officers and directors in Santa Clara County Superior Court. The lawsuit, which was originally filed on February 13, 2002, relates to events that occurred prior to the Company’s acquisition of New Focus, Inc. The terms of the Settlement Agreement provided that the Company would issue to Mr. Yue a $7.5 million promissory note of which $5.0 million could be satisfied by the Company, at its option, through the issuance of its common stock. Pursuant to the Settlement Agreement, on April 4, 2006, the Company issued 537,635 shares of its common stock with a then current market value of $5.0 million to Mr. Yue and, on April 5, 2006, the Company paid the remaining $2.5 million due under the promissory note in cash.

On March 22, 2006, the Company acquired all of the outstanding share capital of Avalon Photonics AG for 764,951 shares of its common stock. Subject to the achievement of certain future integration and revenue milestones, the Avalon shareholders and their designees were potentially entitled to receive up to 347,705 additional shares of common stock, consisting of up to 139,082 shares for achieving the integration milestone and up to 208,623 shares for achieving revenue milestones. The integration milestone was not achieved resulting in adjustment of $1.0 million against additional paid-in-capital. It is unlikely the revenue milestones will be achieved. See Note 13 — Business Combinations, for additional disclosures regarding this acquisition.

On January 13, 2006, the Company entered into a series of transactions to (i) retire $45.9 million aggregate principal amount of outstanding notes payable to Nortel Networks UK Limited and (ii) convert $25.5 million in outstanding convertible debentures which were issued in December 2004. In connection with the satisfaction of these debt obligations and conversion of the convertible debentures the Company issued approximately 10.5 million shares of common stock, warrants to purchase approximately 1.1 million shares of common stock, paid approximately $22.2 million in cash, and recorded a charge of $18.8 million in the fiscal year ended July 1, 2006 for loss on conversion and early extinguishment of debt. See Note 16 — Debt.

On October 17, 2005, the Company completed a public offering of its common stock, issuing a total of 11,250,000 shares at a price per share of $4.75, raising $53.4 million and receiving $49.3 million net of commissions to the underwriters, offering costs and expenses.

In June 2007, the Company granted options to purchase 886,500 shares of common stock and issued 886,500 shares of restricted stock (including 217,500 restricted stock units) under existing stock incentive plans. The options have an exercise price of $2.01, have a term of ten years and vest ratably over 48 months with the first 12 months of vesting deferred until the one year anniversary of the grant. The restricted stock grants vest when the Company achieves earnings before interest, taxes, depreciation and amortization, excluding restructuring charges, one-time items and charges for stock-based compensation greater than zero.

In February 2007, the Company issued 96,300 restricted stock units under existing stock incentive plans. The restricted stock units vest upon the achievement of certain development targets. Effective February 2007, the Company also accelerated the vesting of 128,906 shares of restricted stock, granted in November 2005, in connection with a separation agreement executed in May 2007 with its former Chief Executive Officer.

In November 2005, the Company granted options to purchase 4,762,500 shares of common stock and issued 1,100,000 shares of restricted stock (including 50,000 restricted stock units) under existing stock incentive plans. The options have an exercise price of $4.91, have a term of ten years and vest ratably over 48 months with the first 12 months of vesting deferred until the one year anniversary of the grant. The restricted stock grants vest as to 50% ratably over 48 months, as to 25% when the Company achieves earnings before interest, taxes, depreciation and amortization, excluding restructuring charges, one-time items and charges for stock-based compensation cumulatively greater than zero for two successive quarters, and as to 25% when the Company achieves earnings before

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest, taxes, depreciation and amortization, excluding restructuring charges, one-time items and charges for stock-based compensation cumulatively greater than 8% of revenues for two successive quarters.

On February 9, 2005, the Company granted an aggregate of 249,859 shares of common stock to the then Chief Executive Officer, who is no longer employed by the Company, and the Chief Financial Officer (“the Participants”) under the Company’s 2004 stock incentive plan. In connection with the grant, the Participants surrendered outstanding options for an aggregate of 853,406 shares of common stock. Pursuant to the terms of the award, the shares vested in their entirety and became free from transfer restrictions on the one year anniversary of the grant date based on the achievement of the following criteria: (A) the Participant had been continuously employed by the Company during the period, (B) on or before the anniversary, the Company had filed on a timely basis any report required pursuant to Item 308 of Regulation S-K of the Securities Act of 1933, as amended, and (C) on the anniversary date, the Company did not have any material weakness that had not been remedied to the satisfaction of the Audit Committee of the Company’s board of directors. Prior to adopting SFAS 123(R), the Company recorded deferred compensation of approximately $782,000 representing the fair market value of the restricted shares on the date of the grant. The deferred compensation was amortized over the term of the agreement as a charge to compensation expense, with the grants revalued at each reporting period, with the deferred compensation adjusted accordingly. During the fiscal year ended July 2, 2005, prior to the Company’s adoption of SFAS 123R, the Company recorded an expense of $307,000 related to these shares. During the fiscal year ended July 1, 2006, the Company applied the provisions of SFAS 123R to these shares, and recorded an expense of $447,000 during that period related to these shares. On February 9, 2006, these shares of restricted stock vested.

On September 22, 2004, options to purchase 1,730,950 shares of common stock of the Company were granted to employees at an exercise price of $6.73 per share. One half of the options vest on a time based schedule (twenty-five percent of such amount vests one year from the grant date, with the remaining seventy-five percent of such amount vesting monthly over the next three years) and the remaining half vest on a performance based schedule. The performance based schedule options vest as follows: (i) fifty percent of the performance based shares vest when the Company achieves cash flow break-even (which is defined as the point when the Company generates earnings before interest, taxes, depreciation and amortization (excluding one-time items) greater than zero in any fiscal quarter) and (ii) the remaining fifty percent of these performance based shares vest upon the Company achieving profitability (which is defined as the point at which the Company generates a profit before interest and taxes (excluding one-time items) that is greater than zero in any fiscal quarter). As of June 30, 2007, 424,345 shares underlying these options have vested. Any unvested performance based options will vest in full on September 22, 2009, regardless of the achievement of the underlying performance targets.

In December 2004, in connection with a 7% convertible note private placement as described in Note 16- Debt, the Company issued warrants to purchase 2,001,963 shares of its common stock. These warrants have an exercise price of $6.00 per share and expire on December 20, 2009.

During 2003, the Company assumed warrants to purchase 4,881 shares of common stock as part of the terms of acquisition of Ignis Optics. The warrants, which have an exercise price of $40.00 per share, expire beginning in April 2008. As of June 30, 2007, all of these warrants remained outstanding.

In 2002, the Company issued a warrant to purchase 900,000 shares of common stock to Nortel Networks as part of the purchase price for the acquisition of the optical components business of Nortel Networks. The Company valued the warrants at $6,685,000 based on the fair market value of the Company’s common stock as of the announcement date of the acquisition. The warrant was exercised in full on September 7, 2004 at an exercise price of approximately $0.06 per share.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to the stock option grants described above, the following summarizes all employee stock option activity for the periods provided below:

	Options	Weighted Average
	Outstanding	Exercise Price

Outstanding at July 3, 2004	3,206,612	$15.21
Granted	2,002,178	6.70
Exercised	(811)	4.74
Cancelled	(1,960,727)	13.90

Outstanding at July 2, 2005	3,247,252	13.87
Granted	5,130,660	4.97
Exercised	(58,627)	5.15
Cancelled	(998,416)	12.70

Outstanding at July 1, 2006	7,320,869	7.79
Granted	1,260,550	2.28
Exercised	(3,678)	2.69
Cancelled	(2,148,293)	7.23

Outstanding at June 30, 2007	6,429,448	9.16

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes option information relating to options outstanding under the Company’s stock option plans as of June 30, 2007 as well as options the Company assumed from Bookham Technology plc in connection with the scheme of arrangement pursuant to which Bookham Technology plc became a wholly-owned subsidiary of the Company. Because the Company tracks the options issued under Bookham Technology plc’s plans and assumed by the Company in the scheme of arrangement separately from those issued under plans, the following information in presented in two separate sets of exercise price ranges (in U.S. dollars):

	Options Outstanding			Options Exercisable
	Number	Weighted Average	Weighted	Number
	Outstanding	Remaining	Average	Exercisable	Weighted Average
Range of Exercise Prices	As of 06/30/07	Contractual Life	Exercise Price	As of 06/30/07	Exercise Price

U.S. Plans
$ 2.01- 2.01	881,500	10.02	$2.01	0	$0.00
2.18- 4.70	403,577	9.33	2.99	63,654	3.27
4.91- 4.91	3,402,813	8.42	4.91	1,435,698	4.91
4.99- 6.73	825,427	7.52	6.60	460,431	6.64
6.73- 19.33	394,269	4.81	13.57	357,076	14.03
19.33-510.28	116,242	5.78	30.90	107,467	31.39

2.01-510.28	6,023,828	8.31	5.66	2,424,326	7.71

Assumed from U.K. Plans
9.91- 10.81	33,600	7.06	10.00	24,074	10.01
11.71- 11.71	65,258	6.92	11.71	49,497	11.71
14.01- 14.90	17,000	5.27	14.22	17,000	14.22
15.61- 15.61	114,860	5.38	15.61	114,860	15.61
16.01- 16.01	15,150	6.10	16.01	14,518	16.01
16.01- 27.07	127,407	5.57	25.79	123,282	25.75
27.07-721.43	32,345	3.80	155.75	31,845	157.75

$ 9.91-721.43	405,620	5.72	$28.85	375,076	$30.09

Total	6,429,448			2,799,402

Common Stock Reserved

Common stock is reserved for future issuance as follows:

June 30,
2007

Stock option plan:
Outstanding options	6,429,448
Warrants	10,083,578
Reserved for contingent purchase consideration	208,623
Reserved for future option grants	2,245,249

Total	18,966,898

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Earnings per Share

If the Company had reported net income, as opposed to a net loss, the calculation of diluted earnings per share would have included an additional 18,111,000, 11,509,657 and 10,140,319 common equivalent shares related to outstanding share options and warrants (determined using the treasury stock method) for the years ended June 30, 2007, July 1, 2006 and July 2, 2005, respectively.

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

Segment and geographic information for the years ended June 30, 2007, July 1, 2006 and July 2, 2005 is presented below. Revenues are attributed to countries based on the location of customers.

Information on reportable segments is as follows:

	Years Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
		(In thousands)

Revenues:
Optics	$171,172	$206,019	$176,598
Research and industrial	31,642	25,630	23,658

Consolidated net revenues	$202,814	$231,649	$200,256

Net loss:
Optics	$(85,004)	$(82,760)	$(159,154)
Research and industrial	2,829	(4,737)	(88,818)

Consolidated net loss	$(82,175)	$(87,497)	$(247,972)

Depreciation of tangible assets
Optics	$13,875	$20,072	$20,532
Research and industrial	137	155	221

Consolidated depreciation	$14,012	$20,227	$20,753

Total expenditures for long-lived assets:
Optics	$5,986	$9,920	$15,913
Research and industrial	447	193	95

Consolidated total expenditures for long-lived assets	$6,433	$10,113	$16,008

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information regarding the Company’s operations by geographic area is as follows:

	Years Ended
	June 30,	July 1,	July 2,
	2007	2006	2005
	(In thousands)

Canada	$56,093	$107,445	$85,006
United States	45,992	47,762	54,660
China	37,672	27,781	19,420
Europe	34,382	28,753	35,001
Asia other than China	25,204	15,655	5,019
Rest of the world	3,471	4,253	1,150

Total revenues	$202,814	$231,649	$200,256

The following table sets forth the Company’s long-lived tangible assets by geographic region as of the dates indicated (in thousands):

	June 30,	July 1,
	2007	2006
	(In thousands)

United Kingdom	$9,707	$30,319
China	18,462	14,529
Europe other than United Kingdom	3,877	$4,806
United States	1,341	$1,893
Canada	320	616

Total long-lived tangible assets	$33,707	$52,163

13.	Business Combinations

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

$685

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The net monetary assets acquired primarily represent lease receivables and loans payable to and from parties related to the entity from which Bookham Technology plc acquired Creekside. Bookham Technology plc has the right to offset these balances, and in accordance with FIN 39, “Offsetting of Amounts Related to Certain Contracts” is reflecting these amounts net on its balance sheet. The contracts underlying the receivables and loans are denominated in United Kingdom pounds sterling. These loans, in principal amounts at the date of acquisition of $32 million and $75 million based on the October 1, 2005 exchange rate of 1.76 U.S. dollars per UK pound sterling, accrue interest at annual rates of 5.54% and 5.68%, respectively. The first loan was paid in full on October 14, 2005 and the second loan was paid in full in equal installments on July 14, 2006, paid as scheduled on that date, and July 16, 2007, paid as scheduled on that date with the lease receivables received substantially concurrent with this schedule. The Company anticipates applying capital allowances of Bookham Technology plc to reduce tax liabilities assumed from Creekside. Accordingly, as a result of the acquisition of Creekside, in the year ended July 1, 2006 the Company has recognized a one time tax gain of $11.8 million related to the expected realization of these tax assets. No results of Creekside have been included in the Company’s results of operations for periods prior to August 10, 2005, after which point Creekside is included in the Company’s consolidated results of operations.

Acquisition of Avalon Photonics, AG

Avalon Photonics, AG (“Avalon”) is a producer of multimode and single mode short wavelength VCSEL or VCSEL-arrays. On March 22, 2006, the Company acquired all of the outstanding share capital of Avalon, a company organized under the laws of Switzerland, under an agreement pursuant to which it issued 764,951 shares of common stock to the Avalon shareholders and their designees, valued at $5,500,000 as of the date of acquisition. In addition, subject to the achievement of certain future integration and revenue milestones, the Avalon shareholders and their designees were entitled to receive up to 347,705 additional shares of common stock. As 139,082 shares related to integration milestones were fixed as to number and believed to be achievable, the value of these shares, $1,000,000 as of the date of acquisition, was included as part of the consideration in the allocation of the purchase price. In the year ended June 30, 2007 it was determined the integration milestone would not be achieved and the $1,000,000 related to these contingent shares was reversed as a reduction of goodwill and additional paid-in capital. The issuance of the remaining 208,623 shares is contingent upon Avalon achieving certain revenue criteria over a two-year period. As of June 30, 2007, the Company does not believe it is likely the revenue criteria will be achieved. Should any additional contingent consideration result from the achievement of the revenue criteria it will be accounted for as additional goodwill. $118,000 of the proceeds was allocated to in-process research and development (“IPR&D”) projects. The pro forma results of operations of Avalon prior to March 22, 2006 were immaterial to the Company.

To determine the value of the developed technology of Avalon, the expected future cash flow attributed to all existing technology was discounted, taking into account risks related to the characteristics and application of the technology, existing and future markets and assessments of the lifecycle stage of the technology.

The value of IPR&D of Avalon was determined based on the expected cash flow attributed to in-process projects, taking into account revenue that is attributable to previously developed technology, the level of effort to date in the IPR&D, the percentage of completion of the project and the level of risk associated with the in-process technology. The projects identified as in-process are those that were underway at Avalon at the time of the acquisition and that required additional efforts in order to establish technological feasibility. The value of IPR&D was included in the Company’s results of operations during the period of the Avalon acquisition.

The value of the acquired patent portfolio was determined based on the income approach, as it most accurately reflected the fair value associated with unique assets such as a patent. Specifically, the relief from royalty method was utilized to arrive at an estimate of fair value. This methodology estimates the amount of hypothetical royalty income that could be generated if the patents were licensed by an independent, third-party owner to the business currently using the patents in an arm’s-length transaction. This is the royalty savings to the owners of the patent portfolio in that the owner is not required to pay a royalty for the use of the patents.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The value of supply contracts was determined based on discounted cash flows. The discounted cash flow method was considered to be the most appropriate methodology, as it reflects the present value of the operating cash flows generated by the contracts over their returns.

A summary of the purchase price allocation pertaining to the Avalon acquisition is as follows:

Avalon
(In thousands)

Purchase price	$6,500
Transaction and other direct acquisition costs	200

$6,700

Allocation of purchase price:
Net tangible assets acquired	$1,804
Intangible assets acquired:
Supply contracts and customer relationships	539
Core and current technology	1,695
In-process research and development	118
Goodwill	2,544

$6,700

Amortization period of intangibles acquired from Avalon are as follow:

Supply contracts and customer relationships	—	7 years
Core and current technology	—	4 - 6 years

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Goodwill and Other Intangible Assets

The following are summaries of information related to the Company’s goodwill and other intangible assets:

		Intangibles Assets
			Accumulated
	Goodwill	Cost	Amortization	Net Book Value
	(In thousands)

Cost
July 3, 2004	$119,953	$65,329	$21,480	$43,849
Acquired	226	—	—	—
Charged	—	—	11,107	(11,107)
Disposals	—	(6,568)	(2,413)	(4,155)
Impairment	(113,592)	(634)	—	(634)
Exchange rate adjustment	(327)	(579)	(636)	57

July 2, 2005	6,260	57,548	29,538	28,010
Acquired	2,621	2,234	—	2,234
Charged	—	—	10,004	(10,004)
Disposals	—	(929)	(929)	—
Impairment	—	(760)	—	(760)
Exchange rate adjustment	—	739	552	187

July 1, 2006	8,881	58,832	39,165	19,667
Adjustment	(1,000)	—	—	—
Charged	—	—	9,155	(9,155)
Exchange rate adjustment	—	4,868	3,614	1,254

June 30, 2007	$7,881	$63,700	$51,934	$11,766

Intangible assets consist of the following:

	Balance at				Translation	Balance at
	July 1, 2006	Impairment	Disposals	Additions	Adjustment	June 30, 2007
	(In thousands)

Supply agreements	$4,213	$—	$—	$—	$—	$4,213
Customer relationships	1,051	—	—	—	8	1,059
Customer databases	132	—	—	—	—	132
Core and current technology	35,129	—	—	—	26	35,155
Patent portfolio	14,612	—	—	—	4,834	19,446
Customer contracts	3,695	—	—	—	—	3,695

	58,832	—	—	—	4,868	63,700
Less accumulated amortization	(39,165)	—	—	(9,155)	(3,614)	(51,934)

Intangible assets, net	$19,667	$—	$—	$(9,155)	$1,254	$11,766

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance at				Translation	Balance at
	July 2, 2005	Impairment	Disposals	Additions	Adjustment	July 1, 2006
	(In thousands)

Supply agreements	$4,157	$—	$—	$—	$56	$4,213
Customer relationships	487	—	—	539	25	1,051
Customer databases	132	—	—	—	—	132
Core and current technology	34,750	(760)	(929)	1,695	373	35,129
Patent portfolio	14,377	—	—	—	235	14,612
Customer contracts	3,645	—	—	—	50	3,695

	57,548	(760)	(929)	2,234	739	58,832
Less accumulated amortization	(29,538)	—	929	(10,004)	(552)	(39,165)

Intangible assets, net	$28,010	$(760)	$—	$(7,770)	$187	$19,667

		Disposal of
	Balance at	Subsidiary				Translation	Balance at
	July 3, 2004	(JCA)	Impairment	Disposals	Additions	Adjustment	July 2, 2005
	(In thousands)

Supply agreements	$5,482	$—	$—	$(1,242)	$—	$(83)	$4,157
Customer relationships	617	(10)	(120)	—	—	—	487
Customer databases	599	(467)	—	—	—	—	132
Core and current technology	36,660	(620)	(156)	(870)	—	(264)	34,750
Patent portfolio	14,951	(41)	(358)	—	—	(175)	14,377
Capitalized licenses	3,318	(3,318)	—	—	—	—	—
Customer contracts	3,702	—	—	—	—	(57)	3,645

	65,329	(4,456)	(634)	(2,112)	—	(579)	57,548
Less accumulated amortization	(21,480)	—	—	2,413	(11,107)	636	(29,538)

Intangible assets, net	$43,849	$(4,456)	$(634)	$301	$(11,107)	$57	$28,010

Goodwill

On March 22, 2006, Bookham acquired all of the outstanding share capital of Avalon Photonics for total stock consideration valued at $6.7 million, including contingent consideration valued at $1,000,000, see Note 13 — Business Combinations. The goodwill arising from this combination was $2,544,000. This goodwill was adjusted down to $1,544,000 in the year ended June 30, 2007 to reverse the $1.0 million contingent consideration as a result of certain integration milestones not being achieved.

No other acquisitions by the Company resulted in recognition of goodwill in the years ended June 30, 2007, July 1, 2006 and July 2, 2005.

Intangible Assets

Intangible assets have primarily been acquired through business combinations and are being amortized on a straight line basis over the estimated useful life of the related asset, generally three to six years, except for fifteen years as to a specific customer contract.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected future annual amortization expense of other intangible assets is as follows (in thousands):

Amounts

Fiscal year ending
2008	$4,575
2009	1,675
2010	1,443
2011	1,115
2012	659
Thereafter	2,299

Total expected future amortization	$11,766

As of June 30, 2007, the weighted average amortization period for intangible assets is 9 years, including 10 years for supply contracts, 4 years for the Company’s customer database, 9 years for patents and 11 for core and current technologies.

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

The Company’s annual impairment review of goodwill and other intangibles led to the recording of no impairment charges for the year ended June 30, 2007, and the recording of an impairment charge of $760,000 due to the impairment of intangibles related to Ignis Optics, Inc. which had been acquired in October 2003 for the year ended July 1, 2006. This charge was entirely related to the optics segment.

In the year ended July 2, 2005, a continued decline in the Company’s share price, and therefore market capitalization, combined with continuing net losses and a history of not meeting revenue and profitability targets, suggested that the goodwill related to certain of its acquisitions may have been impaired. As a result of these triggering events, the Company performed an evaluation of the related goodwill balances, and performed its annual evaluation of acquired intangible assets. In total, in the year ended July 2, 2005, the Company recorded impairment charges of approximately $114,226,000, approximately $113,592,000 related to goodwill associated with New Focus, Inc. acquired in March 2004, Ignis Optics, Inc., acquired in October 2003, and Onetta, Inc. acquired in June 2004 and approximately $634,000 related to intangibles of New Focus, including patents and other technology. Approximately $83,326,000 of these charges related to the research and industrial segment and approximately $30,900,000 of these charges related to the optics segment.

15.	Related Party Transactions

As of July 1, 2006 and July 2, 2005, Nortel Networks owned 6.9% and 11.8% of the Company’s outstanding shares of common stock, respectively. To the best of the Company’s knowledge, Nortel Networks owns no outstanding shares of common stock as of June 30, 2007. Since the Company’s acquisition of Nortel Networks Optical Components in 2002, the Company has also been party to a series of supply agreements, and addendums thereto, with Nortel Networks, which expired as to all material terms and obligations during the year ended June 30, 2007, and Nortel Networks has also held notes payable from the Company, which were settled in January 2006.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, the Company does not consider Nortel Networks to be a related party as of June 30, 2007. However, because of the significance of these transactions since the Company’s acquisition of Nortel Networks Optical Components in 2002, the following details of transactions with Nortel Networks, trading balances with Nortel Networks, and history of other transactions with Nortel Network, are being presented by the Company.

In the ordinary course of business, the Company has entered into the following transactions with Nortel Networks for the years ended June 30, 2007, July 1, 2006 and July 2, 2005, and had the following trading balances outstanding at June 30, 2007, July 1, 2006 and July 2, 2005:

	Sales to	Purchases from	Receivables from	Liabilities to
	Nortel	Nortel	Nortel	Nortel
	(In thousands)

June 30, 2007	$39,873	$5,020	$4,154	$1,831
July 1, 2006	110,511	—	7,499	4,250
July 2, 2005	89,505	508	7,271	722

Historical Transactions with Nortel

Prior to January 13, 2006, Nortel Networks, and subsidiaries of Nortel Networks, held promissory notes with an aggregate principal amount of $45.9 million. In connection with a series of transactions entered into on January 13, 2006, the promissory notes were settled in full on January 13, 2006 (See Note 16 — Debt).

On January 13, 2006, the Company entered into a third addendum to the Optical Components Supply Agreement dated November 8, 2002 with Nortel Networks Limited (the “Supply Agreement”). This third addendum obligated Nortel Networks to purchase $72 million of the Company’s product during the 2006 calendar year. The addendum also eliminated provisions requiring the Company to grant a license for the assembly, test, post-processing and test intellectual property (excluding wafer technology) of certain critical products to Nortel Networks Limited and to any designated alternative supplier if the Company’s cash balance was less than $25 million, as well as the provisions giving Nortel Networks Limited the right to buy all Nortel Networks Limited inventory then held by the Company and requiring the Company to grant a license to Nortel Networks Limited or any alternative supplier for the manufacture of all products covered by the first addendum to the Supply Agreement if the Company’s cash balance was less than $10 million.

These January 13, 2006 transactions, as well as the transactions described in Note 16, were the culmination of a series of transactions since the Company’s acquisition of Nortel Networks Optical Components (“NNOC”) in 2002 under which obligations to Nortel Networks Limited were created and amended, and a supply agreement similarly was entered into and amended. The following describes this series of transactions:

•	At the time of the Company’s acquisition of NNOC in November 2002, a subsidiary of the Company issued a $30 million secured loan note due November 8, 2005 (the “$30m Note”) and a $20 million unsecured loan note due November 8, 2007 (the “Original $20m Note”) to affiliates of Nortel Networks. In connection with the issuance of these notes, the Company and Nortel Networks entered into security agreements with respect to certain assets of the Company. In September 2004, the Original $20m Note was exchanged for a $20 million note convertible into shares of the Company’s common stock (the “New $20m Note”);

•	On December 2, 2004, (i) the $30m Note was amended and restated to, among other things, extend the final maturity date by one year from November 8, 2005 to November 8, 2006 and (ii) the New $20m Note was amended and restated to, among other things, provide that it would not convert into the Company’s common stock (collectively, the “Amended and Restated Notes”). The Amended and Restated Notes were secured by the assets that secured the $30m Note, as well as certain additional property, plant and equipment of the Company. The Amended and Restated Notes also contained certain limitations, including restrictions on asset sales and a requirement that the Company maintain a cash balance of at least $25 million;

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	On February 7, 2005, the Company, Bookham Technology plc and certain of the Company’s other subsidiaries entered into a Notes Amendment and Waiver Agreement with Nortel Networks Corporation and Nortel Networks UK Limited, relating to the $25 million cash balance covenant set forth in the Amended and Restated Notes. Under the waiver, the obligation to maintain this cash balance was waived until August 7, 2006; and

•	On February 7, 2005, the Company also entered into an addendum (the “The First Addendum”) to the Supply Agreement. The First Addendum effected the following changes to the Supply Agreement:

•	The term of the Supply Agreement was extended by one year to November 2006, provided that Nortel Networks’ obligation to purchase a percentage of certain optical components from the Company was to expire in accordance with the terms of the Supply Agreement in November 2005;

•	Nortel Networks provided the Company with a purchase commitment for last time buys, or certain of the Company’s discontinued products, which Nortel Networks was obligated to purchase as these products were manufactured and delivered. If the Company failed meet milestones set out in an agreed upon delivery schedule for “last-time buy” products by more than 10% in aggregate revenue for three consecutive weeks, and did not rectify the failure within 30 days, those products would have been deemed critical products, subject to the relevant provisions of the Supply Agreement described below.

The following terms were put in place:

•	At Nortel Networks’ request, the Company agreed to increase its manufacturing would critical product wafer in-feeds against a Nortel Networks agreed upon manufacturing schedule. Upon manufacture and placement into inventory, Nortel Networks agreed to pay a holding and inventory fee pending Nortel Network’s outright purchase of such wafers. In addition, Nortel Networks could at its election supply any capital equipment required in connection with the requisite inventory buildup or extend the time period for meeting its demand if its demand required the Company to increase its capital equipment to meet the demand in the required time period;

•	If at any time the Company (a) had a cash balance of less than $25 million; (b) was unable to manufacture critical products in any material respect, and that inability continued uncured for a period of six weeks, or (c) was subject to an insolvency event, such as a petition or assignment in bankruptcy, appointment of a trustee, custodian or receiver, or entrance into an arrangement for the general benefit of creditors, then the Company would have to grant a license for the assembly, post-processing and test intellectual property (but excluding wafer technology) of certain critical products to Nortel Networks and to any designated alternative supplier;

•	If the Company’s cash balance were less than $10 million or there were an insolvency event, Nortel Networks Limited would have had the right to buy all Nortel Networks inventory held by the Company, and the Company would have had to grant a license to Nortel Networks Limited or any alternative supplier for the manufacture of all products covered by the First Addendum;

•	The Company’s licensing and related obligations would terminate on February 7, 2007, unless the license had been exercised, in which case they would terminate 24 months from the date the license was exercised, provided that at that time, among other things, the Company had a cash balance of $25 million and had been able to meet Nortel Network’s demand for the subject products; and

•	Pursuant to the First Addendum, the Company was obligated to make prepayments under the $30 million note and the $20 million note issued to Nortel Networks UK Limited on a pro rata basis in the following amounts upon the occasion of any one of the events described below:

•	$1.0 million if the Company failed to deposit intellectual property relating to all covered products in escrow and its cash balance was below $10 million;

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$1.0 million in each case if (a) the Company failed to deliver 90% of scheduled last time buys through April 2005, subject to cure provisions (b) the Company failed to meet 90% of scheduled critical component wafer manufacturing through August 2005, subject to cure provisions, or (c) the Company failed to use commercially reasonable efforts to provide for an alternative supplier of two identified product lines when obligated to do so under the agreement; and

•	$2.0 million in each case if (a) the Company failed to deliver 75% of scheduled last time buys through August 2005, subject to cure provisions, or (b) the Company failed to meet 75% of scheduled critical product deliveries through November 2005, subject to cure provisions.

•	On March 28, 2005, the Company entered into a letter agreement (the “Letter Agreement”) with Nortel Networks pursuant to which the Company and Nortel Networks agreed to enter into definitive documentation further amending certain terms of the supply agreement, the Amended and Restated Notes and documentation related to the Amended and Restated Notes, including the security agreements entered into in connection with the Amended and Restated Notes;

•	On May 2, 2005, the Company and Nortel Networks entered into definitive agreements formally documenting the arrangements contemplated by the Letter Agreement. The terms of the definitive agreements were effective April 1, 2005 and include, among other agreements including a security agreement, a further Addendum (the “Second Addendum”) to the supply agreement and a Second Notes Amendment and Waiver Agreement between the Company and Nortel Networks relating to the Amended and Restated Notes (the “Notes Agreement”);

•	The Second Addendum, which amended the terms and provisions of the Supply Agreement as amended by the First Addendum, increased the prices and adjusted the payment terms of certain products shipped to Nortel Networks under the Supply Agreement. The increased prices and adjusted payment terms continued for one year beginning April 1, 2005. Such prices and payment terms were subject to termination if an event of default occurred and continued under the Amended and Restated Notes or if a change in control or bankruptcy event occurred;

•	Pursuant to the Second Addendum, Nortel Networks confirmed the arrangements in the Letter Agreement to issue non-cancelable purchase orders for “last-time buys” for certain products and other “non last-time buy” products. The products were to be delivered to Nortel Networks Limited over the next 12 months beginning on April 1, 2005. This resulted in the issuance of a non-cancelable purchase order for such products valued at approximately $100 million with approximately $50 million of “last-time buy” products and $50 million for other non “last-time buy” products. A specific delivery schedule was agreed for the “last-time buy” products, however, the delivery schedule and composition of the “non last-time buy” products was subject to change as agreed between the parties. The Second Addendum also formally confirmed increases in the prices and adjustments in the payment terms of certain products shipped to Nortel Networks under the Supply Agreement. Pursuant to the Notes Agreement, Nortel Networks UK Limited waived through May 2, 2006 the terms of the Amended and Restated Notes requiring prepayment in the event the Company raised additional capital. This waiver applied to net proceeds of up to $75 million in the aggregate, provided that the Company used such proceeds for working capital purposes in the ordinary course of business. The waiver would have terminated prior to May 2, 2006 if an event of default had occurred and were continuing under the Amended and Restated Notes or if a change in control or bankruptcy event occurred; and

•	The Notes Agreement further amended the Amended and Restated Notes to provide that an event of default under the Supply Agreement would constitute an event of default under the Amended and Restated Notes. An event of default would occur under the Supply Agreement (and therefore the Amended and Restated Notes) upon:

•	the Company’s intentional cessation of shipment of products to Nortel Networks against an agreed delivery schedule;

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	the Company’s failure to deliver products pursuant to the Supply Agreement to the extent that Nortel Networks would be entitled to cancel all or part of an order, provided that Nortel Networks provided written notice of such default;

•	the Company’s failure to meet a milestone for a last time buy product, provided that Nortel Networks provided written notice of such default;

•	the Company’s breach of or default under any one of its material obligations under the Supply Agreement which continued for more than 10 calendar days;

•	any other default by the Company which would entitle Nortel Networks to terminate the Supply Agreement; or

•	any event of default under the Amended and Restated Notes.

•	Pursuant to the Notes Agreement, the Company and certain of its subsidiaries entered into security agreements securing the obligations of the Company and its subsidiaries under the Amended and Restated Notes and the Supply Agreement. These obligations were secured by the assets already securing the obligations of the Company and its subsidiaries under the Amended and Restated Notes as of December 2, 2004, as well as by Nortel Networks’ specific inventory and accounts receivable under the Supply Agreement and the Company’s real property located in Swindon, United Kingdom. However, the Company was permitted to sell the Swindon property provided that no event of default had occurred and was continuing under the Amended and Restated Notes, and provided that the Company used the proceeds of such sale for working capital purposes in the ordinary course of business.

Other Related Party Transactions

During the quarter ended January 1, 2005, the Company settled a $5.9 million promissory note due from a former officer and director of New Focus, which the former officer and director had entered into with New Focus in connection with a separation agreement in July 2002. The note, including accrued interest of $0.6 million, was settled for a cash payment of $1.2 million. At the time of the acquisition of New Focus, the note had been assumed and recorded on the Company’s books at a value of $1.75 million, and in the quarter ended January 1, 2005, the Company recorded the $550,000 difference between book value and the payment amount as a purchase price adjustment increasing the goodwill recorded in connection with the New Focus acquisition.

16.	Debt

On January 13, 2006, the Company entered into a series of transactions to (i) retire $45.9 million aggregate principal amount of outstanding notes payable to Nortel Networks UK Limited and (ii) convert $25.5 million in outstanding convertible debentures which were issued in December 2004. In connection with the satisfaction of these debt obligations and conversion of these convertible debentures, the Company issued approximately 10.5 million shares of common stock, issued warrants to purchase approximately 1.1 million shares of common stock, paid approximately $22.2 million in cash and recorded an expense of $18.8 million in the fiscal year ended July 1, 2006 for loss on conversion and early extinguishment of debt.

The transactions were accounted for under the provisions of APB 26, “Early Extinguishments of Debt”, except for the conversion of the convertible debentures, which have been accounted for in accordance with SFAS 84, “Induced Conversions of Convertible Debt — an amendment of APB Opinion No. 26”. In accordance with these transactions, the Company recorded in other expense a loss of $18.8 million in the year ended July 1, 2006.

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

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series B-1 Senior Secured Note Due 2006 issued by Bookham Technology plc to NNUKL, the payment of which and performance of all obligations under which had been fully and unconditionally guaranteed by the Company.

•	On January 13, 2006, the Company, Bookham Technology plc and certain subsidiaries of Bookham Technology plc entered into a Release Agreement (the “Release Agreement”) with Nortel Networks, NNKUL, and certain of their affiliates (collectively, “Nortel”). Pursuant to the Release Agreement, Nortel released its security interests in the collateral securing the obligations of the Company and Bookham Technology plc under the Series A Note, the Series B Note and the Optical Components Supply Agreement dated November 8, 2002 (the “Supply Agreement”) between Bookham Technology plc and Nortel Networks Limited (“NNL”).

•	On January 13, 2006, certain accredited institutional investors entered into separate purchase agreements to purchase portions of the Series B Note (the “Note Purchasers”) from NNUKL. Pursuant to the terms of an Exchange Agreement, dated as of January 13, 2006 (the “Exchange Agreement”), by and among the Company, Bookham Technology plc and the Note Purchasers, the Company issued an aggregate of 5,120,793 shares of common stock and warrants to purchase an aggregate of up to 686,000 shares of common stock (the “Note Exchange Warrants”) to the Note Purchasers in exchange for the Series B Note, which was retired and cancelled. The Note Exchange Warrants are exercisable from July 13, 2006 to January 13, 2011 at an exercise price per share of $7.00.

•	Pursuant to the terms of a Securities Exchange Agreement, dated as of January 13, 2006 (the “Securities Exchange Agreement”), by and among the Company and the investors named therein (the “Debenture Holders”), each of the Debenture Holders exercised its rights to convert a portion of the Company’s 7.0% Senior Unsecured Convertible Debentures issued in December 2004 and held by such Debenture Holder (the “Debentures”) into shares of common stock, resulting in the issuance of an aggregate of 3,529,887 shares of common stock. Also pursuant to the Securities Exchange Agreement, the Company paid the Debenture Holders an aggregate of $1,717,663.16 in cash and issued to the Debenture Holders an aggregate of 571,011 additional shares of common stock and warrants (the “Initial Warrants”) to purchase up to 304,359 shares of common stock. The Initial Warrants are exercisable from July 13, 2006 to January 13, 2011 at an exercise price per share of $7.00. Subject to the approval of the Company’s stockholders pursuant to the rules of the NASDAQ Stock Market and the terms of the Securities Exchange Agreement, each of the Debenture Holders agreed to exercise its rights to convert the remaining portion of the Debentures, which would result in the issuance of an aggregate of 178,989 additional shares of common stock. Also pursuant to the Securities Exchange Agreement, at the time of such subsequent conversion, the Company agreed to pay the Debenture Holders an aggregate of $538,408.51 in cash and issue to the Debenture Holders an aggregate of 1,106,477 shares of common stock to the Debenture Holders and warrants to purchase an aggregate of up to 95,461 shares of common stock, which would be exercisable on the same terms as the Initial Warrants. The requisite stockholder approval was received on March 22, 2006 and the transactions described in the preceding two sentences were consummated on March 23, 2006.

•	In connection with these transactions, the Company paid $1.8 million in fees to a third party broker.

In determining the accounting loss from these transactions, the Company applied the fair value of the consideration paid, which in the case of the warrants to purchase shares of the Company’s common stock, was based on applying the Black-Scholes-Merton model assuming variables of 84% volatility, zero dividend yield, an expected life of 5 years, and a risk free interest rate of 4.34%.

The original terms of the Nortel Networks promissory notes are described in Note 15 — Related Party Transactions.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The terms and accounting for the Debentures, prior to the January 13, 2006 were as follows:

•	On December 20, 2004, the Company closed a private placement of $25.5 million of 7.0% senior unsecured convertible debentures and warrants to purchase common stock which resulted in net proceeds of $21.5 million. The Company forwarded $4.2 million of the proceeds to Nortel Networks, paying a portion of the Series B Note owed as part of the acquisition of NNOC. The Debentures were convertible into shares of common stock at the option of the holder prior to the maturity of the Debentures on December 20, 2007. The initial conversion price of the debentures was $5.50 per share, which represented a premium of approximately 16% over the closing price of the Company’s common stock on December 20, 2004. The holder also had a right of mandatory redemption of unpaid principle and accrued and unpaid interest in the event of a change in control or default, including penalties in the event of a change in control ranging from ten percent to twenty percent of the unpaid principle, as determined based on the timing of the triggering event. The Company had a right to convert the Debentures into shares of common stock under certain circumstances. The warrants issued in connection with the sale of the debentures provided holders thereof the right to purchase up to an aggregate of 2,001,963 shares of common stock and were exercisable during the five years from the date of grant at an initial exercise price of $6.00 per share, which represents a premium of approximately 26% over the closing price of common stock on December 20, 2004.

•	The valuation of the financial instruments issued in connection with this private placement involved judgment affected the carrying value of each instrument on the balance sheet and the periodic interest expense recorded. In order to determine the valuation of these instruments the Company applied the guidance in Emerging Issues Task Force, “EITF” Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” to value the Debentures, the accompanying warrants and the value of the convertibility element of the Debentures. The Company first determined the fair value of the warrant and its value relative to the Debenture. The Company chose to use the Black-Scholes-Merton model to determine the value of the warrant which requires the determination of the Company’s stock’s volatility and the life of the instrument, among other factors. The Company determined that its stock’s historic volatility of 97% was representative of its stock’s future volatility and used the contractual term of five years for the life of the instrument and a risk free interest rate of 2.89%. The valuation independently derived from the Black-Scholes-Merton model for the warrant was then compared to the face value of the Debenture and a relative value of $5.4 million was assigned to the warrants. The value of the conversion element of the Debenture was determined based on the difference between the relative value of the Debenture per share of $4.35 of the 4.6 million shares into which the Debenture could have converted, compared to the fair market value per share of $4.77 per share of the Company’s common stock on the date on which the Debentures were issued. The value of the conversion feature of the Debenture was thereby determined to be $2.0 million. The value of the warrants and the conversion feature were recorded as a discount to the debt liability on the balance sheet and were amortized to interest expense based on the life of the Debenture of three years. In addition, the Company capitalized $1.9 million related to issuance costs associated with the Debentures and warrants, which was being amortized as part of interest expense for the term of the Debentures, prior to the January 13, 2006 settlement of the Debentures, as described above.

The warrants issued to the holders of the Debentures on December 20, 2004 are still outstanding.

Other Debt

As of June 30, 2007, the Company’s Switzerland subsidiary has an unsecured loan payable to a third party for $246,000 which is repayable in equal monthly installments until December 2013. This loan bears interest at 5% per annum, which is payable monthly in arrears.

BOOKHAM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarter Summaries (unaudited)

	Three Months Ended
	June 30,	March 31,	December 30,	September 30,	July 1,	April 1,	December 31,	October 1,
	2007	2007	2006	2006	2006	2006	2005	2005
	(In thousands, except per share data)

Revenues	$45,106	$44,989	$56,328	$56,391	$54,993	$53,360	$60,726	$62,571
Cost of revenues	37,733	40,707	48,103	46,950	50,281	47,561	44,049	48,196

Gross profit	7,373	4,282	8,225	9,441	4,712	5,799	16,677	14,375
Operating expenses:
Research and development	9,154	10,853	11,525	11,493	11,264	10,914	10,007	10,401
Selling, general and administrative	10,837	12,043	12,081	12,859	12,858	13,204	12,949	13,156
Amortization of intangible assets	1,956	2,170	2,484	2,274	2,494	2,326	2,491	2,693
Restructuring and severance charges	1,872	4,273	1,301	2,901	5,188	2,441	1,763	1,805
Legal settlement	—	—	—	490	(2,153)	7,150	—	—
Acquired in-process research and development	—	—	—	—	—	118	—	—
Impairment/(recovery) of goodwill, other intangible and other long-lived assets	(280)	—	—	1,901	1,192	—	—	(1,263)
(Gain)/loss on sale of fixed assets	(2,185)	6	270	(1,100)	(124)	(313)	(685)	(947)

Total operating expenses	21,354	29,345	27,661	30,818	30,719	35,840	26,525	25,845

Operating loss	(13,981)	(25,063)	(19,436)	(21,377)	(26,007)	(30,041)	(9,848)	(11,470)
Other income/(expense), net:
Loss on conversion and early extinguishment of debt	—	—	—	—	(250)	(18,592)	—	—
Interest and other income/(expense), net	389	777	(1,862)	(1,517)	(729)	621	(2,079)	(850)

Loss before income tax	(13,592)	(24,286)	(21,298)	(22,894)	(26,986)	(48,012)	(11,927)	(12,320)
Income tax provision/(benefit)	22	37	50	(4)	(3)	36	2	(11,785)

Net loss	$(13,614)	$(24,323)	$(21,348)	$(22,890)	$(26,983)	$(48,048)	$(11,929)	$(535)

Basic and diluted net loss per share	$(0.17)	$(0.35)	$(0.31)	$(0.38)	$(0.47)	$(0.90)	$(0.28)	$(0.02)

Shares used to compute net loss per share	82,454	70,077	68,635	60,178	56,917	53,246	42,836	33,805

Schedule II: Valuation and Qualifying Accounts

Years Ended June 30, 2007, July 1, 2006 and July 2, 2005

			Additions
	Balance	Exchange	Charged to		Balance at
	Beginning of	Rate	Cost and	Deductions	End of
	Year	Movement	Expensess	Write Offs	Year
	(In thousands)

Year ended June 30, 2007
Allowance for doubtful accounts	$592	$(22)	$726	$(465)	$831
Product returns	398	28	112	(168)	370
Year ended July 1, 2006
Allowance for doubtful accounts	445	—	386	(239)	592
Product returns	281	—	289	(171)	398
Year ended July 2, 2005
Allowance for doubtful accounts	858	(2)	113	(524)	445
Product returns	402	—	212	(333)	281

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3.1		Amended and Restated Bylaws of Bookham, Inc., as amended.
3.2		Restated Certificate of Incorporation of Bookham, Inc. (previously filed as Exhibit 3.1 to Current Report on Form 8-K (file no. 000-30684) dated September 10, 2004, and incorporated herein by reference).
10.1		Agreement and Plan of Merger, dated September 21, 2003, by and among Bookham Technology plc, Budapest Acquisition Corp. and New Focus, Inc. (previously filed as Appendix A to Registration Statement on Form F-4, as amended (file no. 333-109904) dated February 3, 2004, and incorporated herein by reference).
10.2		Acquisition Agreement dated as of October 7, 2002 between Nortel Networks Corporation and Bookham Technology plc (previously filed as Exhibit 1 to Schedule 13D filed by Nortel Networks Corporation on October 17, 2002, and incorporated herein by reference).
10	.3*	Letter Agreement dated November 8, 2002 between Nortel Networks Corporation and Bookham Technology plc amending the Acquisition Agreement referred to in Exhibit 10.2 (previously filed as Exhibit 4.2 to Amendment No. 2 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2002, and incorporated herein by reference).
10	.4*	Optical Components Supply Agreement dated November 8, 2002, by and between Nortel Networks Limited and Bookham Technology plc (previously filed as Exhibit 4.3 to Amendment No. 1 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2002, and incorporated herein by reference).
10.5		Relationship Deed dated November 8, 2002 between Nortel Networks Corporation and Bookham Technology plc (previously filed as Exhibit 4.4 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2002, and incorporated herein by reference).
10.6		Registration Rights Agreement dated as of November 8, 2002 among Nortel Networks Corporation, the Nortel Subsidiaries listed on the signature pages and Bookham Technology plc (previously filed as Exhibit 4.5 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2002, and incorporated herein by reference).
10.7		Agreement relating to the Sale and Purchase of the Business of Marconi Optical Components Limited, dated December 17, 2001, among Bookham Technology plc, Marconi Optical Components Limited and Marconi Corporation plc (previously filed as Exhibit 4.1 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2001, and incorporated herein by reference).
10.8		Supplemental Agreement to the Agreement relating to the Sale and Purchase of the Business of Marconi Optical Components Limited, dated January 31, 2002, among Bookham Technology plc, Marconi Optical Components Limited and Marconi Corporation plc (previously filed as Exhibit 4.2 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2001, and incorporated herein by reference).
10	.9(1)	Service Agreement dated July 23, 2001 between Bookham Technology plc and Giorgio Anania (previously filed as Exhibit 4.5 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2001, and incorporated herein by reference).
10.10		Lease dated May 21, 1997, between Bookham Technology plc and Landsdown Estates Group Limited, with respect to 90 Milton Park, Abingdon, England (previously filed as Exhibit 10.1 to Registration Statement on Form F-1, as amended (file no. 333-11698) dated April 11, 2000, and incorporated herein by reference).
10.11		Lease dated December 23, 1999 by and between Silicon Valley Properties, LLC and New Focus, Inc., with respect to 2580 Junction Avenue, San Jose, California (previously filed as Exhibit 10.32 to Amendment No. 1 to Transition Report on Form 10-K (file no. 000-30684) for the for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10	.12(1)	2004 Employee Stock Purchase Plan (previously filed as Exhibit 10.18 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10	.13(1)	2004 Sharesave Scheme (previously filed as Exhibit 10.20 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

10	.14(1)	Director’s Fee Agreement dated as of August 1, 2002, between Bookham Technology plc and Lori Holland (previously filed as Exhibit 4.23 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2003, and incorporated herein by reference).
10	.15(1)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Giorgio Anania (previously filed as Exhibit 10.23 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10	.16(1)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Stephen Abely (previously filed as Exhibit 10.25 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10	.17(1)	Bonus Scheme dated July 20, 2004 between Bookham Technology plc and Stephen Turley (previously filed as Exhibit 10.26 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10	.18(1)	Principal Statement of Terms and Conditions dated September 13, 2001 between Bookham Technology plc and Stephen Abely, as amended on July 1, 2003 (previously filed as Exhibit 10.29 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10	.19(1)	Principal Statement of Terms and Conditions dated August 15, 2001 between Bookham Technology plc and Stephen Turley (previously filed as Exhibit 10.30 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10.20		Securities Purchase Agreement, dated as of December 20, 2004, by and between Bookham, Inc. and the Investors (as such term is defined therein) (previously filed as Exhibit 99.1 to Current Report on Form 8-K (file no. 000-30684) dated December 10, 2004, and incorporated herein by reference).
10.21		Registration Rights Agreement, dated as of December 20, 2004, by and between Bookham, Inc. and the Investors (as such term is defined therein) (previously filed as Exhibit 99.2 to Current Report on Form 8-K (file no. 000-30684) dated December 10, 2004, and incorporated herein by reference).
10.22		Form of Warrant (previously filed as Exhibit 99.4 to Current Report on Form 8-K (file no. 000-30684) dated December 10, 2004, and incorporated herein by reference).
10	.23*	Addendum to Optical Components Supply Agreement, dated as of February 7, 2005, by and between Bookham Technology plc and Nortel Networks Limited (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended April 2, 2005, and incorporated herein by reference).
10	.24(1)	UK Subplan to the 2004 Stock Incentive Plan (previously filed as Exhibit 10.4 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended April 2, 2005, and incorporated herein by reference).
10	.25(1)	Restricted Stock Agreement dated February 9, 2005 between Bookham, Inc. and Giorgio Anania (previously filed as Exhibit 10.5 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended April 2, 2005, and incorporated herein by reference).
10	.26(1)	Restricted Stock Agreement dated February 9, 2005 between Bookham, Inc. and Stephen Abely (previously filed as Exhibit 10.6 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended April 2, 2005, and incorporated herein by reference).
10	.27(1)	Bonus Agreement dated February 9, 2005 between Bookham, Inc. and Giorgio Anania (previously filed as Exhibit 10.7 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended April 2, 2005, and incorporated herein by reference).
10	.28(1)	Bonus Agreement dated February 9, 2005 between Bookham, Inc. and Stephen Abely (previously filed as Exhibit 10.8 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended April 2, 2005, and incorporated herein by reference).
10	.29*	Addendum to Optical Components Supply Agreement, dated as of April 1, 2005, by and between Bookham Technology plc and Nortel Networks Limited (previously filed as Exhibit 10.36 to Annual Report on Form 10-K (file no. 000-30684) for the year ended July 2, 2005, and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

10	.30(1)	Contract of Employment between Bookham Technology plc and Jim Haynes (previously filed as Exhibit 10.38 to Annual Report on Form 10-K (file no. 000-30684) for the year ended July 2, 2005, and incorporated herein by reference).
10.31		Share Purchase Agreement dated August 10, 2005 among London Industrial Leasing Limited, Deutsche Bank AG (acting through its London Branch) and Bookham Technology plc (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended October 1, 2005, and incorporated herein by reference).
10.32		Loan Facility Agreement dated August 10, 2005 between City Leasing (Creekside) Limited and Deutsche Bank AG, Limited, for a facility of up to £18,348,132.33 (previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended October 1, 2005, and incorporated herein by reference).
10.33		Loan Facility Agreement dated August 10, 2005 between City Leasing (Creekside) Limited and Deutsche Bank AG, Limited for a facility of up to £42,500,000.00 (previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended October 1, 2005, and incorporated herein by reference).
10.34		2004 Stock Incentive Plan, as amended, including forms of stock option agreement for incentive and nonstatutory stock options, forms of restricted stock unit agreement and forms of restricted stock agreement (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended December 31, 2005, and incorporated herein by reference).
10	.35(1)	Restricted Stock Agreement dated November 11, 2005 between Bookham, Inc. and Giorgio Anania (previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended December 31, 2005, and incorporated herein by reference).
10	.36(1)	Restricted Stock Agreement dated November 11, 2005 between Bookham, Inc. and Stephen Abely (previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended December 31, 2005, and incorporated herein by reference).
10	.37(1)	Restricted Stock Agreement dated November 11, 2005 between Bookham, Inc. and Stephen Turley (previously filed as Exhibit 10.4 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended December 31, 2005, and incorporated herein by reference).
10	.38(1)	Restricted Stock Agreement dated November 11, 2005 between Bookham, Inc. and Jim Haynes (previously filed as Exhibit 10.5 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended December 31, 2005, and incorporated herein by reference).
10	.39(1)	Restricted Stock Agreement dated November 11, 2005 between Bookham, Inc. and Stephen Turley (previously filed as Exhibit 10.6 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended December 31, 2005, and incorporated herein by reference).
10	.40(1)	Bookham, Inc. Cash Bonus Program (previously filed as Exhibit 10.7 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended December 31, 2005, and incorporated herein by reference).
10	.41(1)	Summary of Director Compensation (previously filed as Exhibit 10.8 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended December 31, 2005, and incorporated herein by reference).
10	.42(1)	Form of Indemnification Agreement, dated October 26, 2005, between Bookham, Inc. and each of Giorgio Anania, Peter Bordui, Joseph Cook, Lori Holland, Liam Nagle, W. Arthur Porter and David Simpson (previously filed as Exhibit 99.1 to Current Report on Form 8-K (file no. 000-30684) filed on November 1, 2005, and incorporated herein by reference).
10	.43*	Addendum and Amendment to Optical Components Supply Agreement, dated January 13, 2006, between Nortel Networks Limited and Bookham Technology plc (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended April 1, 2006, and incorporated herein by reference).
10.44		Registration and Lock-Up Agreement, dated as of January 13, 2006, among Bookham Technology plc, Bookham, Inc. and Nortel Networks Corporation (previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended April 1, 2006, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.45	Agreement for Sale and Leaseback dated as of March 10, 2006, by and among Bookham Technology plc, Coleridge (No. 24) Limited and Bookham, Inc. (previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended April 1, 2006, and incorporated herein by reference).
10.46	Pre-emption Agreement dated as of March 10, 2006, by and among Bookham Technology plc, Coleridge (No. 24) Limited and Bookham, Inc. (previously filed as Exhibit 10.4 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended April 1, 2006, and incorporated herein by reference).
10.47	Lease dated as of March 10, 2006, by and among Bookham Technology plc, Coleridge (No. 24) Limited and Bookham, Inc. (previously filed as Exhibit 10.5 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended April 1, 2006, and incorporated herein by reference).
10.48	Exchange Agreement, dated as of January 13, 2006, by and among Bookham, Inc., Bookham Technology plc and the Investors (as defined therein) (previously filed as Exhibit 99.1 to Current Report on Form 8-K (file no. 000-30684) filed on January 17, 2006, and incorporated herein by reference).
10.49	Form of Warrant (previously filed as Exhibit 99.2 to Current Report on Form 8-K (file no. 000-30684) filed on January 17, 2006, and incorporated herein by reference).
10.50	Securities Exchange Agreement, dated as of January 13, 2006, by and between Bookham, Inc. and the Investors (as such term is defined therein) (previously filed as Exhibit 99.3 to Current Report on Form 8-K (file no. 000-30684) filed on January 17, 2006, and incorporated herein by reference).
10.51	Registration Rights Agreement, dated as of January 13, 2006, by and between Bookham, Inc. and the Investors (as such term is defined therein) (previously filed as Exhibit 99.4 to Current Report on Form 8-K (file no. 000-30684) filed on January 17, 2006, and incorporated herein by reference).
10.52	Form of Warrant (previously filed as Exhibit 99.5 to Current Report on Form 8-K (file no. 000-30684) filed on January 17, 2006, and incorporated herein by reference).
10.53	Credit Agreement, dated as of August 2, 2006, among Bookham, Inc., Bookham Technology plc, New Focus, Inc. and Bookham (US), Inc., Wells Fargo Foothill, Inc. and other lenders party thereto. (previously filed as Exhibit 10.53 to Annual Report on Form 10-K (file no. 000-30684) for the year ended July 1, 2006, and incorporated herein by reference).
10.54	Security Agreement, dated as of August 2, 2006, among Bookham, Inc., Onetta, Inc., Focused Research, Inc., Globe Y. Technology, Inc., Ignis Optics, Inc., Bookham (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., Wells Fargo Foothill, Inc. and other secured parties party thereto. (previously filed as Exhibit 10.54 to Annual Report on Form 10-K (file no. 000-30684) for the year ended July 1, 2006, and incorporated herein by reference).
10.55	Securities Purchase Agreement, dated as of August 31, 2006, by and among Bookham, Inc. and the Investors (as defined therein) (previously filed as Exhibit 99.1 to Current Report on Form 8-K (file no. 000-30684) filed on September 5, 2006 and incorporated herein by reference).
10.56	Registration Rights Agreement, dated as of August 31, 2006, by and among Bookham, Inc. and the Holders (as defined therein) (previously filed as Exhibit 99.2 to Current Report on Form 8-K (file no. 000-30684) filed on September 5, 2006 and incorporated herein by reference).
10.57	Form of Warrant (previously filed as Exhibit 99.3 to Current Report on Form 8-K (file no. 000-30684) filed on September 5, 2006 and incorporated herein by reference).
10.58	Securities Purchase Agreement, dated as of March 22, 2007, by and among Bookham, Inc. and the Investors (as such term is defined therein) (previously filed as Exhibit 99.1 to Current Report on Form 8-K (file no. 000-30684) filed on March 26, 2007 and incorporated herein by reference).
10.59	Registration Rights Agreement, dated as of March 22, 2007, by and among Bookham, Inc. and the Investors (as such term is defined therein) (previously filed as Exhibit 99.2 to Current Report on Form 8-K (file no. 000-30684) filed on March 26, 2007 and incorporated herein by reference).
10.60	Form of Warrant (previously filed as Exhibit 99.3 to Current Report on Form 8-K (file no. 000-30684) filed on March 26, 2007 and incorporated herein by reference).
10.61	Letter Agreement, dated May 7, 2007, between Bookham, Inc. and Peter Bordui (previously filed as Exhibit 99.1 to Current Report on Form 8-K (file no. 000-30684) filed on May 11, 2007 and incorporated herein by reference).
10.62	Compromise Agreement, dated May 28, 2007, between Bookham Technology plc and Giorgio Anania.

Exhibit
Number	Description of Exhibit

21.1	List of Bookham, Inc. subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Commission.

**	The exhibits and schedules to this agreement were omitted by Bookham, Inc. Bookham, Inc. agrees to furnish any exhibit or schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.

(1)	Management contract or compensatory plan or arrangement.