Form 10-Q
period 2007-09-29
BOOKHAM, INC.
filed 2007-10-31
CIK 1110647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
Yes ☐            No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October, 26 2007, there were 83,866,944 shares of common stock outstanding.

BOOKHAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BOOKHAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 29, 2007	June 30, 2007
	(Unaudited)	(a)
ASSETS
Current assets:
Cash and cash equivalents	$32,543	$36,631
Restricted cash	1,812	6,079
Accounts receivable, net	38,627	33,685
Inventories	53,137	52,114
Prepaid expenses and other current assets	6,341	9,121

Total current assets	132,460	137,630

Goodwill	7,881	7,881
Other intangible assets, net	9,916	11,766
Property and equipment, net	33,803	33,707
Non-current deferred tax asset	—	13,248
Other non-current assets	231	294

Total assets	$184,291	$204,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,464	$21,101
Bank loan payable	4,313	3,812
Accrued expenses and other liabilities	21,275	22,704
Current deferred tax liability	—	13,248

Total current liabilities	48,052	60,865

Other long-term liabilities	1,614	1,908
Deferred gain on sale-leaseback	20,693	20,786

Total liabilities	70,359	83,559

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock:
$.01 par value; 175,000,000 shares authorized; 83,841,944 and 83,275,394 shares issued and outstanding at September 29, 2007 and June 30, 2007, respectively	838	832
Additional paid-in capital	1,115,843	1,114,391
Accumulated other comprehensive income	44,343	42,444
Accumulated deficit	(1,047,092)	(1,036,700)

Total stockholders’ equity	113,932	120,967

Total liabilities and stockholders’ equity	$184,291	$204,526

(a)	The information in this column was derived from the Company’s consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 filed with the Securities and Exchange Commission.
 The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 29, 2007	September 30, 2006
Revenues	$54,282	$41,762
Revenues from related party	—	14,629

Net revenues	54,282	56,391
Costs of revenues	41,945	46,950

Gross profit	12,337	9,441

Operating expenses:
Research and development	8,692	11,493
Selling, general and administrative	11,326	12,859
Amortization of intangible assets	1,997	2,274
Restructuring charges	1,217	2,901
Legal settlement	—	490
Impairment of other long-lived assets	—	1,901
Gain on sale of property and equipment and other long-lived assets	(235)	(1,100)

Total operating expenses	22,997	30,818

Operating loss	(10,660)	(21,377)
Other expense, net:
Interest income	252	177
Interest expense	(134)	(43)
Loss on foreign exchange	(412)	(1,651)

Total other expense, net	(294)	(1,517)

Loss before income taxes	(10,954)	(22,894)
Income tax benefit	—	(4)

Net loss	$(10,954)	$(22,890)

Net loss per share:
Net loss per share (basic and diluted)	$(0.13)	$(0.38)

Weighted average shares of common stock outstanding (basic and diluted)	82,586	60,178

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	September 29, 2007	September 30, 2006
Cash flows used in operating activities:
Net loss	$(10,954)	$(22,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,241	6,502
Stock-based compensation	1,726	1,923
Impairment of long-lived assets	—	1,901
Gain on sale of property and equipment	(235)	(1,100)
Amortization of deferred gain on sale leaseback	(93)	(275)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(4,602)	3,234
Inventories	(383)	3,129
Prepaid expenses and other current assets	2,963	4,223
Accounts payable	1,195	(5,932)
Accrued expense and other liabilities	(1,627)	(4,614)

Net cash used in operating activities	(6,769)	(13,899)

Cash flows provided by investing activities:
Purchases of property and equipment	(2,850)	(2,293)
Proceeds from sale of property and equipment	287	1,451
Transfer (to)/from restricted cash	4,321	(611)

Cash flows provided by (used in) investing activities	1,758	(1,453)

Cash flows provided by financing activities:
Amount paid to repurchase shares from former officer	(2)	—
Proceeds from issuance of common stock, net	—	28,764
Proceeds from bank loan payable	501	—
Repayment of loans	(2)	(13)

Net cash provided by financing activities	497	28,751

Effect of exchange rate on cash	426	875
Net increase (decrease) in cash and cash equivalents	(4,088)	14,274
Cash and cash equivalents at beginning of period	36,631	37,750

Cash and cash equivalents at end of period	$32,543	$52,024

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
Note 2. Basis of Preparation
The accompanying unaudited condensed consolidated financial statements as of September 29, 2007 and for the three months ended September 29, 2007 and September 30, 2006 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Regulation S-X, and include the accounts of Bookham, Inc. and all of its subsidiaries. Information and footnote disclosures required to be included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s condensed consolidated financial position at September 29, 2007 and the condensed consolidated operating results for the three months ended September 29, 2007 and September 30, 2006 and cash flows for the three months ended September 29, 2007 and September 30, 2006. The consolidated results of operations for the three months ended September 29, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 28, 2008.
The condensed consolidated balance sheet as of June 30, 2007 has been derived from the audited consolidated financial statements at that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended June 30, 2007 included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
The preparation of the Company’s financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. Descriptions of these estimates and assumptions are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Note 3. Stock-based Compensation Expense
The Company accounts for stock-based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share-Based Payments”, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on the grant date fair value of such share-based awards. The application of SFAS No. 123R requires the Company’s management to make judgments in the determination of inputs into the Black-Scholes option pricing model which the Company uses to determine the grant date fair value of stock options it grants. Inherent in this model are assumptions related to expected stock price volatility, option life, risk free interest rate and dividend yield. While the risk free interest rate and dividend yield are less subjective assumptions, typically based on factual data derived from public sources, the expected stock-price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates.
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

The assumptions used to value option grants for the three months ended September 29, 2007 and September 30, 2006 are as follows:

	Three Months Ended
	September 29,	September 30,
	2007	2006
Expected life	4.5 years	4.5 years
Risk-free interest rate	4.24%	4.90%
Volatility	79.00%	85.00%
Dividend yield	0.00%	0.00%
The amounts included in cost of revenue and operating expenses for stock-based compensation expenses for the three months ended September 29, 2007 and September 30, 2006 were as follows:

	Three Months Ended
	September 29,	September 30,
	2007	2006
	(In thousands)
Costs of revenues	$615	$574
Research and development	451	460
Selling, general and administrative	660	889

Total	$1,726	$1,923

Note 4. Comprehensive Loss
For the three months ended September 29, 2007 and September 30, 2006, the Company’s comprehensive loss was comprised of its net loss, the change in the unrealized gain on currency instruments designated as hedges and foreign currency translation adjustments. The components of comprehensive loss were as follows:

	Three Months Ended
	September 29,	September 30,
	2007	2006
	(In thousands)
Net loss	$(10,954)	$(22,890)
Other comprehensive income (loss):
Unrealized gain/(loss) on currency instruments designated as hedges	162	(217)
Foreign currency translation adjustments	1,737	3,007

Comprehensive loss	$(9,055)	$(20,100)

Note 5. Earnings Per Share
SFAS No. 128, “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed using only the weighted average number of shares of common stock outstanding for the applicable period, while diluted earnings per share is computed assuming conversion of all potentially dilutive securities, such as options, convertible debt and warrants, during such period.
Because the Company incurred a net loss for each of the three month periods ended September 29, 2007 and September 30, 2006, the effect of potentially dilutive securities totaling 18,110,256 and 14,071,349 shares, respectively, has been excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.
Note 6. Inventories
Inventories consist of the following:

	September 29, 2007	June 30, 2007
	(In thousands)
Raw materials	$18,962	$20,238
Work in process	20,725	18,489
Finished goods	13,450	13,387

Total	$53,137	$52,114

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	September 29, 2007	June 30, 2007
	(In thousands)
Accounts payable accruals	$4,031	$4,324
Compensation and benefits related accruals	6,029	5,212
Warranty accrual	2,370	2,569
Other accruals	6,349	7,886
Current portion of restructuring accrual	2,496	2,713

Total	$21,275	$22,704

Note 8. Impairment of Long Lived Assets
During the quarter ended September 30, 2006, the Company designated the assets underlying its Paignton, U.K. manufacturing site as held for sale. The Company recorded an impairment charge of $1.9 million as a result of this designation.
Note 9. Credit Agreement
On August 2, 2006, the Company and its wholly-owned subsidiaries Bookham Technology plc, New Focus, Inc. and Bookham (US) Inc. (the “Borrowers”) entered into a Credit Agreement with Wells Fargo Foothill, Inc. and other lenders regarding a three-year $25.0 million senior secured revolving credit facility. Advances are available under the Credit Agreement based on 80% of “qualified accounts receivable”, as defined in the Credit Agreement, at the time an advance is requested.
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
The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes payment defaults, defaults in the performance of affirmative and negative covenants, the material inaccuracy of representations or warranties, a cross-default related to other indebtedness in an aggregate amount of $1.0 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, judgments, and a change of control default. The Credit Agreement contains negative covenants applicable to the Company, the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of EBITDA (if the Borrowers have not maintained specified levels of liquidity), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates. As of September 29, 2007, the Company had $4.3 million drawn under this credit facility and $4.9 million in outstanding letters of credit secured by this credit facility.
Note 10. Commitments and Contingencies
Guarantees
The Company has entered into the following financial guarantees:
•	In connection with the sale by New Focus, Inc. of its passive component line to Finisar, Inc., New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This obligation expires in May 2009 and has no maximum liability. In connection with the sale by New Focus of its tunable laser technology to Intel Corporation, New Focus agreed to indemnify Intel against losses for certain intellectual property claims. This obligation expires in May 2008 and has a maximum liability of $7.0 million. The Company does not currently expect to pay out any amounts in respect of these obligations; therefore no accrual has been made in the accompanying financial statements.

•	The Company indemnifies its directors and certain employees as permitted by law. The Company has not recorded a liability associated with these obligations as the Company historically has not incurred any costs associated with such obligations. Costs associated with such obligations may be mitigated, in whole or in part, by insurance coverage that the Company maintains.

•	The Company is also bound by indemnification obligations under various contracts that it enters into in the normal course of business, such as guarantees or letters of credit issued by its commercial banks in favor of several of its suppliers and indemnification obligations in favor of customers in respect of liabilities they may incur as a result of any infringement of a third party’s intellectual property rights by the Company’s products. The Company has not historically paid out any amounts related to these obligations and currently does not expect to in the future, therefore no accrual has been made for these obligations in the accompanying financial statements.
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

	Three Months Ended
	September 29, 2007	September 30, 2006
	(In thousands)
Warranty provision at beginning of period	$2,569	$3,429
Warranties issued	622	213
Warranties utilized	(667)	—
Warranties expired, and other changes in liability	(190)	(161)
Foreign currency translation	36	112

Warranty provision at end of period	$2,370	$3,593

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
Note 11. Restructuring
The following table summarizes the activity related to the Company’s restructuring liability for the three months ended September 29, 2007:

						Accrued
	Accrued	Amounts charged				restructuring costs
	restructuring costs	to restructuring		Amounts paid or		at September 29,
(In thousands)	at June 30, 2007	costs and other	Amounts reversed	written-off	Adjustments	2007
Lease cancellations and commitments	$3,845	$375	$(14)	$(1,128)	$12	$3,090
Asset impairment	—	35	—	(35)	—	—
Termination payments to employees and related costs	546	822	—	(600)	25	793

Total accrued restructuring	4,391	$1,232	$(14)	$(1,763)	$37	3,883

Less non-current accrued restructuring charges	(1,678)					(1,387)

Accrued restructuring charges included within accrued expenses and other liabilities	$2,713					$2,496

On January 31, 2007, the Company adopted an overhead cost reduction plan which includes workforce reductions, facility and site consolidation of its Caswell, U.K. semiconductor operations within existing U.K. facilities and the transfer of certain research and development activities to its Shenzhen, China facility. The Company began implementing the overhead cost reduction plan in the quarter ended March 31, 2007. The total cost associated with this overhead cost reduction plan, the substantial portion being personnel severance and retention related expenses, is expected to range from $8.0 million to $9.0 million. As of September 29, 2007, the Company had spent $5.9 million on this cost reduction plan. A substantial portion of the remaining expense is expected to be incurred and paid by the end of the fiscal quarter ending December 29, 2007.
In connection with this plan, with earlier plans of restructuring, and the assumption of restructuring accruals upon the March 2004 acquisition of New Focus, in the fiscal quarter ended September 29, 2007, the Company continued to make scheduled payments drawing down the related lease cancellations and commitments. The Company accrued $0.4 million in the fiscal quarter ended September 29, 2007 in expenses for revised estimates related to these cancellations and commitments.
For all periods presented, separation payments under the restructuring and cost reduction efforts were accrued and charged to restructuring in the period in which both the benefit amounts were determined and the amounts had been communicated to the affected employees.
Note 12. Accounting for Uncertainty in Income Taxes
Effective July 1, 2007, Bookham, Inc. adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken, or expected to be taken, in a company’s income tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Step one, recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN No. 48, Bookham, Inc. recognized a decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods and therefore made a corresponding adjustment to its opening retained earnings of $562,000.
The Company’s total amount of unrecognized tax benefits as of July 1, 2007, the adoption date, was approximately $3.6 million. There was not a material change to this amount during the first quarter ending September 29, 2007. Also, the Company had no unrecognized tax benefits that, if recognized, would affect its effective tax rate for the quarter ended September 29, 2007.
Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes, did not change. As of September 29, 2007, the Company did not have any accrual for payment of interest and penalties related to unrecognized tax benefits.
Bookham, Inc. files U.S. federal, U.S. state, and foreign tax returns and has determined its major tax jurisdictions are the United States, the United Kingdom, and China. Certain jurisdictions remain open to examination by the appropriate governmental agencies; U.S. federal and China tax years 2004-2007, various U.S. states tax years 2003-2007, and the United Kingdom tax years 2002-2007. The Company is not currently under audit in any major tax jurisdiction.
Note 13. Segments of an Enterprise and Related Information
The Company is currently organized and operates as two operating segments: (i) optics, and (ii) research and industrial. The optics segment designs, develops, manufactures, markets and sells optical solutions for telecommunications and industrial applications. The research and industrial segment designs, develops, manufactures, markets and sells photonic solutions. The Company evaluates the performance of its segments and allocates resources based on consolidated revenues and overall performance.
Segment information for the three months ended September 29, 2007 and September 30, 2006 is as follows:

	For the Three Months Ended
	September 29,	September 30,
	2007	2006
	(In thousands)
Revenues:
Optics	$46,687	$49,211
Research and industrial	7,595	7,180

Consolidated revenues	54,282	56,391

Net loss:
Optics	(11,101)	$(22,104)
Research and industrial	147	(786)

Consolidated net loss	$(10,954)	$(22,890)

Note 14. Significant Related Party Transactions and Significant Customer Revenues
As of September 30, 2006, Nortel Networks Corporation owned 3,999,999 shares of the outstanding common stock of the Company. For the three months ended September 30, 2006, the Company had revenues from Nortel Networks of $14.6 million, which are disclosed as related party revenues for that period. The Company believes Nortel Networks sold its shares of common stock in the Company prior to the start of the three month period ended September 29, 2007 and no longer considers Nortel Networks to be a related party.
For the three months ended September 29, 2007, Nortel Networks was a major customer of the Company, with revenues of $8.3 million. In addition, revenues from Cisco Systems, which is not a related party of the Company, were $6.1 million and $7.5 million for the three months ended September 29, 2007 and September 30, 2006, respectively.
Note 15. Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157. SFAS No. 157 establishes a common definition for “fair value” to be applied to United States generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on its consolidated financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS No. 159 also prescribes presentation and disclosure requirements for assets and liabilities that are measured at fair value pursuant to this standard and pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). SFAS No. 159 will be effective for the Company as of January 1, 2008, and the Company is currently assessing the impact SFAS No. 159 may have on its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as “expect,” “anticipate,” “intend,” “scheduled,” “designed,” “plan,” “believe,” “seek,” “estimate,” “may,” “will,” “continue,” “proposed” and similar words. You should read these forward looking statements carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have limited or no control. You should not place undue reliance on forward-looking statements and actual results may differ materially from those contained in forward looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
Overview
We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. Due to its advantages of higher capacity and transmission speed, optical transmission has become the predominant technology for large-scale communications networks. We are one of the largest vertically-integrated vendors of optical components used for fiber optic telecommunications network applications. Our customers include leading equipment systems vendors, including ADVA, Alcatel-Lucent, Ciena, Cisco, Huawei, Nortel Networks and Tyco. We also leverage our optical component technologies and expertise in manufacturing optical subsystems to address opportunities in other markets, including industrial, research, semiconductor capital equipment, military and biotechnology, where we believe the use of our technologies is expanding. Our products typically have a long sales cycle.
The period of time between our initial contact with a customer and the receipt of a purchase order is frequently a year or more. In addition, many customers perform, and require us to perform, extensive process and product evaluation and testing of components before entering into purchase arrangements.
We operate in two business segments: (i) optics, and (ii) research and industrial. The optics segment relates to the design, development, manufacture, marketing and sale of optical solutions for telecommunications and industrial applications. The research and industrial segment relates to the design, development, manufacture, marketing and sale of photonics solutions.
Recent Developments
On October 29, 2007, we announced a proposed underwritten public offering of 16,000,000 shares of common stock.
Critical Accounting Policies
We believe that several accounting policies we have implemented are important to understanding our historical and future performance. We refer to such policies as “critical” because they generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable at the time—could have been used, and would have resulted in materially different financial results.
The critical accounting policies we identified in our Annual Report on Form 10-K for the year ended June 30, 2007 related to revenue recognition and sales returns, inventory valuation, accounting for acquisitions and goodwill, impairment of goodwill and other intangible assets and accounting for share-based payments. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed in our Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on August 31, 2007.
Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standards, or SFAS No. 157, “Fair Value Measurements”, or SFAS No. 157. SFAS No. 157 establishes a common definition for “fair value” to be applied to United States generally accepted accounting principles guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS No. 159 also prescribes presentation and disclosure requirements for assets and liabilities that are measured at fair value pursuant to this standard and pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). SFAS No. 159 will be effective for us as of January 1, 2008, and we are currently assessing the impact SFAS No. 159 may have on our financial statements
Results of Operations
Revenues

	For Three Months Ended
			%
$ Millions	September 29, 2007	September 30, 2006	Change
Net revenues	$54.3	$56.4	(4%)

Revenues in the three month period ended September 29, 2007 decreased by $2.1 million, or 4%, compared to revenues in the three month period ended September 30, 2006. The decrease was largely due to a decrease in sales to Nortel Networks, which decreased to $8.3 million in the three month period ended September 29, 2007 from $14.6 million in the three month period ended September 30, 2006, as a result of the expiration of Nortel Networks’ purchase obligations described below under our Supply Agreement with Nortel Networks. Revenues from customers other than Nortel Networks increased by 10% in the three month period ended September 29, 2007, to $46.0 million, compared to $41.8 million in same period of the prior year, as a result of increased product sales volumes to these customers. Cisco Systems accounted for 11% of our revenues in the three month period ended September 29, 2007 and 13% of our revenues in the three month period ended September 30, 2006.
Nortel Network’s obligations to purchase a minimum of $72 million of our products pursuant to the third addendum to the Supply Agreement, which was entered into in January 2006, expired at the end of calendar 2006. As of December 31, 2006, Nortel Networks had purchased in excess of the $72.0 million of our products required to be purchased pursuant to the third addendum. As a result of the expiration of its purchase obligations under the Supply Agreement with Nortel Networks, revenues from Nortel Networks decreased from $14.6 million in the quarter ended September 30, 2006, to $14.5 million in the quarter ended December 31, 2006, and to $3.1 million in the quarter ended March 31, 2007. Revenues from Nortel Networks increased to $7.6 million in the quarter ended June 30, 2007 because shipments to Nortel Networks increased, as we believe Nortel Networks made progress in completing its lean inventory program, and to $8.3 million in the quarter ended September 29, 2007. We expect Nortel Networks to continue to be a significant customer through at least our 2008 fiscal year.
Revenues from our research and industrial segment, comprised primarily of our New Focus division, which designs, manufactures, markets and sells photonic solutions, increased to $7.6 million in the three months period ended September 29, 2007, compared to $7.2 million in the three month period ended September 30, 2006, primarily as a result of increased product sales volumes.
Cost of Revenues

	Three Months Ended
			%
$ Millions	September 29, 2007	September 30, 2006	Change
Cost of revenues	$41.9	$47.0	(11%)

Our cost of revenues consists of the costs associated with manufacturing our products, and includes the costs to purchase raw materials and manufacturing-related labor costs and related overhead, including stock-based compensation expense. It also includes costs associated with under-utilized production facilities and resources. Charges for inventory obsolescence, the cost of product returns and warranty costs are also included in cost of revenues. Costs and expenses of the manufacturing resources which relate to the development of new products are included in research and development expense.
Our cost of revenues for the three month period ended September 29, 2007 decreased $5.1 million or 11% from the three month period ended September 30, 2006. This decrease was primarily due to reductions in our manufacturing overhead costs as a result of our restructuring and cost reduction plans, including the closure of the manufacturing operations of our Paignton, U.K. facility subsequent to the transfer of assembly and test and related activities to our Shenzhen, China facility, and the consolidation of our Caswell U.K. fabrication operations. The decrease was also due to the lower costs associated with lower sales volumes. Our cost of revenues for the three month period ended September 29, 2007 included $0.6 million of stock-based compensation charges compared to $0.6 million in the three month period ended September 30, 2006.

Gross Margin

	Three Months Ended
			%
$ Millions	September 29, 2007	September 30, 2006	Change
Gross margin	$12.3	$9.4	31%

Gross margin rate	23%	17%
Gross margin is calculated as revenues less cost of revenues. The gross margin rate is reflected as a percentage of revenues.
Our gross margin rate increased to 23% in the three months ended September 29, 2007, compared to 17% in the three months ended September 30, 2006. The increase in gross margin rate was primarily due to lower manufacturing costs as a result of our restructuring and cost reduction plans, including the closure of the manufacturing operations of our Paignton, U.K. facility subsequent to the transfer of assembly and test and related activities to our Shenzhen, China facility, and the consolidation of our Caswell U.K. fabrication operations.
Research and Development Expenses

	Three Months Ended
			%
$ Millions	September 29, 2007	September 30, 2006	Change
Research and development expenses	$8.7	$11.5	(23%)

As a percentage of net revenues	16%	20%
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping, and facilities costs for certain research and development focused sites.
Research and development expenses decreased to $8.7 million in the three month period ended September 29, 2007 from $11.5 million in the three month period ended September 30, 2006. The decrease was primarily due to staff reduction and a decrease in related costs, as a result of our restructurings and cost reduction plans. Research and development expenses included stock-based compensation charges of $0.5 million in both the three month period ended September 29, 2007 and the three month period ended September 30, 2006.
Selling, General and Administrative Expenses

	Three Months Ended
			%
$ Millions	September 29, 2007	September 30, 2006	Change
Selling, general and administrative expenses	$11.3	$12.9	(12%)

As a percentage of net revenues	21%	23%
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges, related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.
Selling, general and administrative expenses decreased to $11.3 million in the three month period ended September 29, 2007 from $12.9 million in the three month period ended September 30, 2006, a decrease of $1.6 million. The decrease was primarily the result of a decrease in headcount as a result of restructuring and cost reduction plans and in professional fees, including audit and accounting fees. Stock-based compensation also decreased to $0.7 million in the three month period ended September 29, 2007 from $0.9 million in the three month period ended September 30, 2006.

Amortization of Intangible Assets

	Three Months Ended
			%
$ Millions	September 29, 2007	September 30, 2006	Change
Amortization of intangible assets	$2.0	$2.3	(13%)

As a percentage of net revenues	4%	4%
In previous years we acquired six optical components companies and businesses and one photonics and microwave company. Our last such acquisition was in March 2006. Each of these business combinations added to the balance of our purchased intangible assets, and the related amortization of these intangible assets was recorded as an expense in each of the three month periods ended September 29, 2007 and September 30, 2006. Subsequent to the three month period ended September 30, 2006, the purchased intangible assets from certain of these business acquisitions became fully amortized, which reduced our expense for amortization of purchased intangible assets in the three month period ended September 29, 2007 as compared to the same three month period in the prior year.
Restructuring and Severance Charges

	Three Months Ended
$ Millions	September 29, 2007	September 30, 2006
Lease cancellation and commitments	$0.4	$0.6
Asset impairment	—	—
Termination payments to employees and related costs	0.8	2.3

Total restructuring expenses	$1.2	$2.9

On January 31, 2007, we adopted an overhead cost reduction plan which includes workforce reductions, facility and site consolidation of our Caswell, U.K. semiconductor operations within existing U.K. facilities and the transfer of certain research and development activities to our Shenzhen, China facility. We began implementing the overhead cost reduction plan in the quarter ended March 31, 2007. The total cost associated with this overhead cost reduction plan, the substantial portion being personnel severance and retention related expenses, is expected to range from $8.0 million to $9.0 million. As of September 29, 2007, we had spent $5.9 million on this cost reduction plan. A substantial portion of the remaining expense is expected to be incurred and paid by the end of the fiscal quarter ended December 29, 2007. In the three month period ended September 29, 2007, a substantial portion of our restructuring and severance charges for termination payments to employees and related costs were associated with this overhead cost reduction plan.
In May, September and December 2004, we announced restructuring plans, including the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. These cost reduction efforts were expanded in November 2005 to include the transfer of our chip-on-carrier assembly from Paignton to Shenzhen. The transfer of these operations was completed in the quarter ended March 31, 2007. In May 2006, we announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, and these plans were also substantially completed in the quarter ended June 30, 2007. In total, as of September 29, 2007, we have spent $32.7 million on these restructuring programs. In the three month period ended September 30, 2006, the substantial portion of our restructuring and severance charges for termination payments to employees and related costs were associated with these programs.
In connection with these plans of restructuring, earlier plans of restructuring, and the assumption of restructuring accruals upon the March 2004 acquisition of New Focus, we continue to make scheduled payments drawing down the related lease cancellations and commitments. In the three month period ended September 30, 2007 and in the three month period ended September 29, 2006 we accrued $0.4 million and $0.6 million, respectively, in expenses for revised estimates related to these cancellations and commitments.
Legal Settlement

	Three Months Ended
			%
$ Millions	September 29, 2007	September 30, 2006	Change
Legal settlement	$—	$0.5	—
In the three months period ended September 30, 2006, we recorded $0.5 million for additional legal fees and other professional costs related to a settlement of the litigation with Howard Yue, the former sole shareholder of Globe Y. Technology, Inc. (a company acquired by New Focus, Inc. in February 2001). This settlement had been reached in the fiscal year ended July 1, 2006, and net charges of $5.0 million were recorded in our statement of operations in that period.
Impairment of Long-Lived Assets

	Three Months Ended
			%
$ Millions	September 29, 2007	September 30, 2006	Change
Impairment of long-lived assets	$—	$1.9	—
During the three month period ended September 30, 2006, we designated the assets underlying our Paignton, U.K. manufacturing site as held for sale. We recorded an impairment charge of $1.9 million as a result of this designation. During the quarter ended December 31, 2006, Bookham Technology plc, our wholly-owned subsidiary, sold the site to a third party.
Other Expense, Net

	Three Months Ended
			%
$ Millions	September 29, 2007	September 30, 2006	Change
Other expense, net	$(0.3)	$(1.5)	(81%)
Other expense, net primarily consists of interest expense, interest income and foreign currency gains and losses primarily related to the re-measurement of short term balances between our international subsidiaries, the re-measurement of United States dollar denominated cash and receivable accounts of foreign subsidiaries with local functional currencies and unrealized gains or losses on forward contracts not designated as hedges. The change in other expense, net in the three month period ended September 29, 2007 was primarily related to lower expenses related to the re-measurement of short term balances between our international subsidiaries when compared to the three month period ended September 30, 2006.
Income Tax Provision/(Benefit)

Three Months Ended
%
$ Millions	September 29, 2007	September 30, 2006	Change
Income tax benefit	—	—	n/a
We have incurred substantial losses to date and expect to incur additional losses in the future, and accordingly our income tax provision is negligible in each period presented. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in all prior periods, we provided a full valuation allowance against our net deferred tax assets at June 30, 2007 and at July 1, 2006.

Liquidity, Capital Resources and Contractual Obligations
Liquidity and Capital Resources
Operating activities

	Three Months Ended
	September 29,	September 30,
	2007	2006
$ Millions	(Unaudited)	(Unaudited)
Net loss	$(11.0)	$(22.9)
Non-cash accounting items:
Depreciation and amortization	5.2	6.5
Stock-based compensation	1.7	1.9
Impairment of long-lived assets	—	1.9
Gain on sale of property and equipment	(0.2)	(1.1)
Amortization of deferred gain on sale leaseback	(0.1)	(0.3)

Total non-cash accounting charges	6.6	8.9
Changes in operating assets and liabilities, net	(2.4)	0.1

Net cash used in operating activities	$(6.8)	$(13.9)

Net cash used in operating activities for the three month period ended September 29, 2007 was $6.8 million, primarily resulting from the net loss of $11.0 million, offset by non-cash accounting charges of $6.6 million, primarily consisting of $5.2 million of expense related to depreciation and amortization of certain assets and $1.7 million of expense related to stock based compensation. A net change in our operating assets and liabilities of $2.4 million due to increases in accounts receivable, inventories and accounts payable, partially offset by decreases in accrued expenses and other liabilities and prepaid expenses and other current assets, also contributed to the use of cash.
Net cash used in operating activities for the three month period ended September 30, 2006 was $13.9 million, primarily resulting from the net loss of $22.9 million, offset by non-cash accounting charges of $8.9 million, primarily consisting of $1.9 million of expense related to stock based compensation, $1.9 million of expense related to impairment of long-lived assets and $6.5 million of expense related to depreciation and amortization of certain assets. A decrease in net operating assets of $0.1 million primarily due to decreases in accounts payables and accrued expenses and other liabilities, partially offset by increases in accounts receivable, inventories, prepaid expenses and other assets, also contributed to the use of cash.
Investing activities
Net cash provided by investing activities in the three month period ended September 29, 2007 was $1.8 million, primarily consisting of $4.3 million from the release of restricted cash which had been security on an unoccupied leased facility and $0.3 million in proceeds from the sale of fixed assets, offset by $2.9 million used in capital expenditures.
Net cash used by investing activities in the three month period ended September 30, 2006 was $1.5 million, primarily consisting of $2.3 million used in capital expenditures and $0.6 million transferred into restricted cash, offset by $1.5 million in proceeds from the sale of fixed assets.
Financing activities
Net cash provided in financing activities in the three month period ended September 29, 2007 was $0.5 million, consisting of $0.5 million in additional borrowings under our $25.0 million senior secured revolving credit facility with Wells Fargo Foothill, Inc.
Net cash provided by financing activities in the three month period ended September 30, 2006 was $28.8 million, primarily consisting of net proceeds from a private placement of common stock and warrants in September 2006 pursuant to which we issued and sold 8,696,000 shares of common stock and warrants to purchase up to 2,174,000 shares of common stock on September 1, 2006, and issued and sold an additional 2,892,667 shares of common stock and warrants to purchase up to 724,667 shares of common stock in a second closing on September 19, 2006, in each case to accredited investors.
Sources of Cash
In the past five years, we have funded our operations from several sources, including through public and private offerings of equity, issuance of debt and convertible debentures, sale of assets and net cash obtained in connection with acquisitions. As of September 29, 2007, we held $34.4 million in cash and cash equivalents (including restricted cash of $1.8 million). Based on our cash balances, and expected amounts available under our senior secured $25 million credit facility, under which advances are available based on a percentage of accounts receivable at the time the advance is requested, we believe we have sufficient financial resources in order to operate as a going concern through our fiscal quarter ending September 27, 2008. Regardless, to further strengthen our financial position we may raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt or selling certain non-core businesses. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us.

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
Pursuant to the terms of the Credit Agreement, borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 2.75 percentage points or the prime rate plus 1.25 percentage points. In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and reborrowed any time until maturity, which is August 2, 2009. A termination of the commitment line any time prior to August 2, 2008 will subject the Borrowers to a prepayment premium of 1.0% of the maximum revolver amount.
The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $1,000,000 or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA and judgments, and a change of control default. The Credit Agreement contains negative covenants applicable to the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of EBITDA (if the Borrowers have not maintained “minimum liquidity” defined as $30 million of qualified cash and excess availability, each as also defined in the Credit Agreement), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the Borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates. As of September 29, 2007 we had $4.3 million drawn and outstanding as bank debt under this line of credit. We also had $4.9 million of standby letters of credits with vendors and landlords secured under this credit agreement.
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
 Future Cash Requirements
As of September 29, 2007, we held $34.4 million in cash and cash equivalents (including restricted cash of $1.8 million). Based on our cash balances, and amounts expected to be available under our senior secured $25 million credit facility, which are based on a percentage of accounts receivable at the time the advance is requested, we believe we have sufficient financial resources in order to operate as a going concern through our next four fiscal quarters from the quarter ended September 29, 2007. Regardless, to further strengthen our financial position, in the event of unforeseen circumstances, or in the event needed to fund growth in future financial periods we may raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt or selling certain non core businesses. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all. On October 29, 2007, we announced a proposed underwritten public offering of 16,000,000 shares of common stock.
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
Risk Management—Foreign Currency Risk
We are exposed to fluctuations in foreign currency exchange rates and interest rates. As our business has grown and become multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States, and our movement of certain functions, including assembly and test operations, from the United Kingdom to China, in the future we expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese Yuan and the Swiss franc, in which we pay expenses in connection with operating our facilities in Shenzhen, China, and Zurich, Switzerland. To the extent the exchange rate between the U.S. dollar and the Chinese Yuan were to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of September 29, 2007, we held 17 foreign currency forward exchange contracts with a nominal value of $14.5 million, which include put and call options which expire, or expired, at various dates from October 2007 to September 2008. During the three month period ended September 29, 2007, we recorded a net gain of $0.1 million in our statement of operations in connection with foreign exchange contracts that expired during that period. As of September 29, 2007, we recorded an unrealized gain of $0.2 million to other comprehensive income in connection with marking these contracts to fair value.
Contractual Obligations
During the quarter ended September 29, 2007 there have been no material changes to the contractual obligations disclosed as at June 30, 2007 in our Annual Report on Form 10-K filed with the SEC on August 31, 2007.
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
We indemnify our directors and certain employees as permitted by law, and have entered into indemnification agreements with our directors. We have not recorded a liability associated with these indemnification arrangements as we historically have not incurred any costs associated with such indemnifications and do not expect to in the future. Costs associated with such indemnifications may be mitigated, in whole or in part, by insurance coverage that we maintain.
 We also have indemnification clauses in various contracts that we enter into in the normal course of business, such as guarantees or letter of credit issued by our commercial banks in favor of several of our suppliers or indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing our products should such products infringe the intellectual property rights of a third party. We have not historically paid out any amounts related to these indemnifications and do not expect to in the future, therefore no accrual has been made for these indemnifications.
 Other than as set forth above, we are not currently party to any material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We finance our operations through a mixture of the issuance of equity securities, finance leases, working capital and by drawing on a three year $25.0 million senior secured revolving credit facility under a credit agreement we entered into on August 3, 2006. Our only exposure to interest rate fluctuations is on our cash deposits and for amounts borrowed under the credit agreement. At September 29, 2007, there was $4.3 million of borrowings outstanding under the credit agreement. We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts. We believe our interest rate risk is immaterial.
Foreign currency
We are exposed to fluctuations in foreign currency exchange rates and interest rates. As our business has grown and become multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States, and our movement of certain functions, including assembly and test operations, from the United Kingdom to China, in the future we expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese Yuan and the Swiss franc in which we pay expenses in connection with operating our facilities in Shenzhen, China, and Zurich, Switzerland. To the extent the exchange rate between the U.S. dollar and the Chinese Yuan were to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of September 29, 2007, we held 17 foreign currency forward exchange contracts with a nominal value of $14.5 million, which include put and call options which expire, or expired, at various dates from October 2007 to September 2008. During the three month period ended September 29, 2007, we recorded an unrealized gain of $0.2 million to other comprehensive income in connection with marking these contracts to fair value. It is estimated that a 10% fluctuation in the dollar between September 29, 2007 and the maturity dates of the put and call instruments underlying these contracts would lead to a profit of $1.6 million (U.S. dollar weakening), or loss of $1.3 million (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 29, 2007, our Chief Executive Office and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the quarter ended September 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business
We have a history of large operating losses and we may not be able to achieve profitability in the future.
          We have never been profitable. We have incurred losses and negative cash flows from operations since our inception. As of September 29, 2007, we had an accumulated deficit of $1,047.1 million.
          Our net loss for the three month period ended September 29, 2007 was $11.0 million. Our net loss for the year ended June 30, 2007 was $82.2 million. For the year ended July 1, 2006, our net loss was $87.5 million, which included an $18.8 million loss on conversion of convertible debt and early extinguishment of debt, and an aggregate of $11.2 million of restructuring charges, partially offset by an $11.7 million tax gain. For the year ended July 2, 2005, our net loss was $248 million, which included goodwill and intangibles impairment charges of $114.2 million and restructuring charges of $20.9 million. We may not be able to achieve profitability in any future period and if we are unable to do so, we may need additional financing to execute on our current or future business strategies, which may not be available on commercially acceptable terms or at all.
We may not be able to maintain positive gross margins.
          Even though we generated positive gross margins in each of the past eleven fiscal quarters, we have a history of negative gross margins. We may not be able to maintain positive gross margins due to, among other things, new product transitions, changing product mix or semiconductor facility under-utilization. Additionally, we must continue to reduce our costs, improve our product mix and generate sufficient revenues from new and existing customers to offset the revenues we lost as a result of the recent expiration of minimum purchase requirements under our supply agreement with Nortel Networks.
Our success will depend on our ability to anticipate and respond to evolving technologies and customer requirements.
          The market for telecommunications equipment is characterized by substantial capital investment and diverse and evolving technologies. For example, the market for optical components is currently characterized by a trend toward the adoption of pluggable components and tunable transmitters that do not require the customized interconnections of traditional fixed wave length gold box devices and the increased integration of components on subsystems. Our ability to anticipate and respond to these and other changes in technology, industry standards, customer requirements and product offerings and to develop and introduce new and enhanced products will be significant factors in our ability to succeed. We expect that new technologies will continue to emerge as competition in the telecommunications industry increases and the need for higher and more cost efficient bandwidth expands. The introduction of new products embodying new technologies or the emergence of new industry standards could render our existing products or products in development uncompetitive from a pricing standpoint, obsolete or unmarketable.
The market for optical components continues to be characterized by excess capacity and intense price competition which has had, and will continue to have, a material adverse effect on our results of operations.
          Even though the market for optical components has been gradually recovering from the industry-wide slump experienced at the beginning of the decade, particularly in the metro market segment, there continues to be excess capacity, intense price competition among optical component manufacturers and continued consolidation in the industry. As a result of this excess capacity, and other industry factors, pricing pressure remains intense. The continued uncertainties in the telecommunications industry and the global economy make it difficult for us to anticipate revenue levels and therefore to make appropriate estimates and plans relating to cost management. Continued uncertain demand for optical components has had, and will continue to have, a material adverse effect on our results of operations.
We depend on a limited number of customers for a significant percentage of our revenues.
          Historically, we have generated most of our revenues from a limited number of customers. For example, in the fiscal quarter ended September 29, 2007 and the fiscal year ended June 30, 2007, our three largest customers accounted for 33% and 41% of our revenues, respectively. Revenues from any of our major customers, including Nortel Networks, may decline or fluctuate significantly in the future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers or other existing customers.
          Historically, Nortel Networks has been our largest customer. Sales to Nortel Networks accounted for 15%, 20% and 48% of our revenues for the quarter ended September 29, 2007 and the years ended June 30, 2007 and July 1, 2006, respectively. Through December 2006, sales of our products to Nortel Networks were made pursuant to the terms of a supply agreement. Certain minimum purchase obligations and favorable pricing provisions within that supply agreement expired in December 2006 as a result of which Nortel Networks is no longer obligated to buy any of our products. Revenues from Nortel Networks decreased from $14.5 million in the quarter ended December 30, 2006 to $3.1 million in the quarter ended March 31, 2007. Even though revenues from Nortel Networks increased to $7.6 million in the quarter ended June 30, 2007 and $8.3 million in the quarter ended September 29, 2007, in order to maintain or increase our overall revenue levels, we must replace any decreases in revenues from Nortel Networks with revenues from our other existing customers or obtain new customers, or both. Nortel Networks may not continue to purchase products from us and is not obligated to do so. Additionally, we may be required to increase our sales and marketing efforts to maintain our current revenue levels, and despite these efforts, we still may not be able to offset any decreased revenues from Nortel Networks with sales to new or existing customers. Our inability to replace these revenues will have an adverse impact on our business and results of operations.
We and our customers depend upon a limited number of major telecommunications carriers.
          Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These customers in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. Many major telecommunication systems companies and telecommunication carriers are experiencing losses from operations. The further consolidation of the industry, coupled with declining revenues from our major customers, may have a material adverse impact on our business.
We typically do not enter into long-term contracts with our customers and our customers may decrease, cancel or delay their buying levels at any time with little or no advance notice to us.
          Our customers typically purchase our products pursuant to individual purchase orders. While our customers generally provide us with their expected forecasts for our products several months in advance, in most cases they are not contractually committed to buy any quantity of products beyond those in purchase orders previously submitted to us. Our customers may decrease, cancel or delay purchase orders already in place. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short- and long-term financial and operating goals and result in excess and obsolete inventory.

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
          In May, September and December 2004, we announced restructuring plans, including the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. These cost reduction efforts were expanded in November 2005 to include the transfer of our chip-on-carrier assembly from Paignton to Shenzhen. The transfer of these operations was completed in the quarter ended March 31, 2007. In May 2006, we announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen. This was substantially completed in the quarter ended June 30, 2007. We have spent an aggregate of $32.7 million on these restructuring programs.
          On January 31, 2007, we adopted an overhead cost reduction plan which includes workforce reductions, facility and site consolidation of our Caswell, U.K. semiconductor operations within our existing facilities and the transfer of certain research and development activities to our Shenzhen, China facility. We began implementing our overhead cost reduction plan in the quarter ended March 31, 2007. A substantial portion of this overhead cost reduction plan was completed by September 29, 2007, and we expect the remainder to be completed during the fiscal quarter ending December 29, 2007. We expect this most recent plan to save an aggregate of between $6.0 million and $7.0 million a quarter, in comparison to the fiscal quarter ended December 30, 2006. A substantial portion of that savings was initially realized in the fiscal quarter ended September 29, 2007. The total cost associated with this plan, the substantial portion of which was personnel severance and retention related expenses, is expected to range from $8.0 million to $9.0 million. Most of the restructuring charges were incurred and paid by the end of the quarter ended September 29, 2007, with the remainder expected to be incurred and paid during the quarter ending December 29, 2007. As of September 29, 2007, we had spent $5.9 million on this cost reduction plan.
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
          On August 10, 2005, Bookham Technology plc purchased all of the issued share capital of City Leasing (Creekside) Limited, a subsidiary of Deutsche Bank. Creekside was entitled to receivables of £73.8 million (approximately $135.8 million, based on an exchange rate of £1.00 to $1.8403, the noon buying rate on September 2, 2005 for cable transfers in foreign currencies as certified by the Federal Reserve Bank of New York) from Deutsche Bank in connection with certain aircraft subleases and these payments have been applied over a two-year term to obligations of £73.1 million (approximately $134.5 million based on an exchange rate of £1.00 to

$1.8403) owed to Deutsche Bank.As a result of the completion of these transactions, Bookham Technology plc has had available through Creekside cash of approximately £6.63 million (approximately $12.2 million based on an exchange rate of £1.00 to $1.8403). We expect Bookham Technology plc to utilize certain expected tax losses and other tax attributes to reduce the taxes that might otherwise be due by Creekside as the receivables are paid. In the event that Bookham Technology plc is not able to utilize these tax losses and other tax attributes when U.K. tax returns are filed for the relevant periods (or these tax losses and other tax attributes do not arise), Creekside may have to pay taxes, reducing the cash available from Creekside. In the event there is a future change in applicable U.K. tax law, Creekside and in turn Bookham Technology plc would be responsible for any resulting tax liabilities, which amounts could be material to our financial condition or operating results.
Our products are complex and may take longer to develop than anticipated and we may not recognize revenues from new products until after long field testing and customer acceptance periods.
          Many of our new products must be tailored to customer specifications. As a result, we are constantly developing new products and using new technologies in those products. For example, while we currently manufacture and sell discrete gold box technology, we expect that many of our sales of gold box technology will soon be replaced by pluggable modules. New products or modification to existing products often take many quarters to develop because of their complexity and because customer specifications sometimes change during the development cycle. We often incur substantial costs associated with the research and development and sales and marketing activities in connection with products that may be purchased long after we have incurred the costs associated with designing, creating and selling such products. In addition, due to the rapid technological changes in our market, a customer may cancel or modify a design project before we begin large-scale manufacture of the product and receive revenue from the customer. It is unlikely that we would be able to recover the expenses for cancelled or unutilized design projects. It is difficult to predict with any certainty, particularly in the present economic climate, the frequency with which customers will cancel or modify their projects, or the effect that any cancellation or modification would have on our results of operations.
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
     The market for fiber optic components and modules is highly competitive and such competition could result in our existing customers moving their orders to competitors. We are aware of a number of companies that have developed or are developing optical component products, including tunable lasers, pluggables and thin film filter products, among others, that compete directly with our current and proposed product offerings. Certain of our competitors may be able more quickly and effectively to:
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
     For the quarter ended September 29, 2007 and the years ended June 30, 2007, July 1, 2006 and July 2, 2005, 27%, 23%, 21%, and 28% of our revenues, respectively, were derived in the United States and 73%, 77%, 79%, and 72% of our revenues, respectively, were derived outside the United States. We are subject to additional risks related to operating in foreign countries, including:
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
     We are operating under new leadership that may cause strategic and operational changes in our business. In August 2007, Alain Couder assumed the offices of President and Chief Executive Officer of Bookham, Inc. While this change in management is designed to enable us to achieve growth and profitability, there can also be no assurance that any such changes will achieve the desired results in the required timeframe or favorably affect our financial conditions and results. In addition, we may not be able to retain the services of Mr. Couder for the period required to fully implement his strategic and operational goals.
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
We may not be able to raise capital when desired on favorable terms, or at all, or without dilution to our stockholders.
     The rapidly changing industry in which we operate, the length of time between developing and introducing a product to market and frequent changing customer specifications for products, among other things, makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies.
     In the past, we have sold shares of our common stock in other public offerings, private placements or otherwise in order to fund our operations. On March 22, 2007, pursuant to a private placement, we issued 13,640,224 shares of common stock and warrants to purchase up to 4,092,066 shares of common stock. In September 2006, pursuant to a private placement, we issued an aggregate of 11,594,667 shares of common stock and warrants to purchase an aggregate of 2,898,667 shares of common stock. In January and March 2006, pursuant to a private placement, we issued an aggregate of 10,507,158 shares of common stock and warrants to purchase an aggregate of 1,086,001 shares of common stock.
     If we raise additional funds through the issuance of equity or convertible debt securities, our stockholders may be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, develop or enhance our products, or otherwise respond to competitive pressures could be significantly limited.

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
Risks Related to Our Common Stock
A variety of factors could cause the trading price of our common stock to be volatile or decline.
     The trading price of our common stock has been, and is likely to continue to be highly volatile. Many factors could cause the market price of our common stock to rise and fall. In addition to the matters discussed in other risk factors included herein, some of the reasons for the fluctuations in our stock price are:

•	fluctuations in our results of operations;

•	changes in our business, operations or prospects;

•	hiring or departure of key personnel;

•	new contractual relationships with key suppliers or customers by us or our competitors;

•	proposed acquisitions by us or our competitors;

•	financial results that fail to meet public market analysts’ expectations and changes in stock market analysts’ recommendations regarding us, other optical technology companies or the telecommunication industry in general;

•	future sales of common stock, or securities convertible into or exercisable for common stock;

•	adverse judgments or settlements obligating us to pay damages;

•	acts of war, terrorism, or natural disasters;

•	industry, domestic and international market and economic conditions;

•	low trading volume in our stock;

•	developments relating to patents or property rights; and

•	government regulatory changes.
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
The future sale of substantial amounts of our common stock, including sales related to an offering proposed in our preliminary prospectus filed with the Securities and Exchange Commission on October 30, 2007, could adversely affect the price of our common stock.
          In connection with a proposed offering described in our preliminary prospectus filed with the Securities and Exchange Commission on October 30, 2007, or “our proposed offering”, all of our executive officers and directors have entered into lock-up agreements with the underwriters for this offering. As a result of these lock-up agreements, approximately 1.16 million shares are subject to a contractual restriction on resale through the date that is 90 days after the date of this prospectus supplement or later if extended in accordance with the terms of the lock-up agreement. The market price for shares of our common stock may decline if stockholders subject to the lock-up agreements sell a substantial number of shares when the restrictions on resale lapse, or if the underwriters waive the lock-up agreements and allow the stockholders to sell some or all of their shares.
          None of our other existing stockholders have entered into lock-up agreements with the underwriters for this offering. Substantially all of the shares of common stock held by our other stockholders are freely tradable, or tradable under Rule 144.
          Sales by holders of substantial amounts of shares of our common stock in the public or private market could adversely affect the market price of our common stock by increasing the supply of shares available for sale compared to the demand to buy our common stock in the public and private markets. These sales may also cause the market price of our common stock to decline significantly and hinder our ability to sell equity securities in the future at a time and price that we deem appropriate to meet our capital needs.
We may incur significant costs from class action litigation due to our expected stock volatility.
          Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our product development efforts, the addition or departure of our key personnel, variations in our quarterly operating results and changes in market valuations of companies in our industry. Recently, when the market price of a stock has been volatile, as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit were without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management.
Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.
          We have never declared or paid any dividends on our common stock. We anticipate that we will retain any future earnings to support operations and to finance the growth and development of our business and do not expect to pay cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.
We can issue shares of preferred stock that may adversely affect your rights as a stockholder of our common stock.
          Our certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:
•	adversely affect the voting power of the holders of our common stock;

•	make it more difficult for a third party to gain control of us;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price of our common stock.
We may in the future issue additional shares of authorized preferred stock at any time.
Item 4. Submission of Matters to a Vote of Security Holders.
          On October 23, 2007, we held our 2007 annual meeting of stockholders. At the meeting, Peter F. Bordui and David Simpson were elected as Class III Directors of Bookham, Inc., to serve until our 2010 annual meeting of stockholders or until their respective successors are duly elected and qualified. The results of these elections were as follows: a total of 69,059,069 shares of common stock were voted in favor of the election of Dr. Bordui and 1,146,245 shares of common stock were withheld; and a total of 68,893,726 shares of common stock were voted in favor of the election of Dr. Simpson and 1,311,544 shares of common stock were withheld. There were no broker non-votes.
          The terms of office of the following directors, who were not up for re-election at our 2007 annual meeting of stockholders, continued after our 2007 annual meeting of stockholders: Joseph Cook, W. Arthur Porter, Alain Couder, and Lori Holland.
          At our 2007 annual meeting of stockholders, stockholders did not approve an amendment to our 2004 Stock Incentive Plan, which, had it been approved, would have (i) increased the number of shares of our common stock authorized for issuance under such plan from 9,000,000 to 19,000,000, all of which we would have been able to grant as incentive stock options, and (ii) increased the maximum number of shares of common stock with respect to which we would have been able to grant awards other than options and stock appreciation rights under such plan from 7,000,000 to 17,000,000. 27,002,925 shares of common stock voted against this amendment to our 2004 Stock Incentive Plan, 22,693,626 shares of common stock voted in favor of this amendment, and 94,319 shares of common stock abstained. There were 20,414,244 broker non-votes.
          At our 2007 annual meeting of stockholders, stockholders ratified the selection of Ernst & Young LLP by the audit committee of our board of directors as our independent registered public accounting firm for our current fiscal year by a vote of 69,527,659 shares of common stock in favor, 532,373 shares of common stock against and 145,280 shares of common stock abstained. There were no broker non-votes.
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

BOOKHAM, INC.

	By:	/s/ Stephen Abely
Stephen Abely
October 30, 2007		Chief Financial Officer (Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1(1)	Amended and Restated By-laws of Bookham, Inc., as amended.

10.1(2)	Employment Agreement, dated as of July 10, 2007, between Bookham, Inc. and Alain Couder.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

(1)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 0-30684) filed on August 31, 2007.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 0-30684) filed on July 11, 2007.