Form 10-Q
period 2007-12-29
BOOKHAM, INC.
filed 2008-02-06
CIK 1110647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2007
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of February 1, 2008, there were 100,204,638 shares of common stock outstanding.

BOOKHAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BOOKHAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 29, 2007	June 30, 2007
	(Unaudited)	(a)
ASSETS
Current assets:
Cash and cash equivalents	$63,002	$36,631
Restricted cash	1,657	6,079
Accounts receivable, net	40,235	33,685
Inventories	58,447	52,114
Prepaid expenses and other current assets	4,531	9,121

Total current assets	167,872	137,630

Goodwill	7,881	7,881
Other intangible assets, net	8,556	11,766
Property and equipment, net	34,082	33,707
Non-current deferred tax asset	—	13,248
Other non-current assets	152	294

Total assets	$218,543	$204,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,731	$21,101
Bank loan payable	—	3,812
Accrued expenses and other liabilities	21,246	22,704
Current deferred tax liability	—	13,248

Total current liabilities	45,977	60,865

Other long-term liabilities	1,511	1,908
Deferred gain on sale-leaseback	20,072	20,786

Total liabilities	67,560	83,559

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock:
$.01 par value per share; 175,000,000 shares authorized; 99,892,778 and 83,275,394 shares issued and outstanding at December 29, 2007 and June 30, 2007, respectively	999	832
Additional paid-in capital	1,159,481	1,114,391
Accumulated other comprehensive income	42,783	42,444
Accumulated deficit	(1,052,280)	(1,036,700)

Total stockholders’ equity	150,983	120,967

Total liabilities and stockholders’ equity	$218,543	$204,526

(a)	The information in this column was derived from the Company’s consolidated balance sheet included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007.
The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
Revenues	$58,956	$41,808	$113,238	$83,570
Revenues from related party	—	14,520	—	29,149

Net revenues	58,956	56,328	113,238	112,719
Costs of revenues	45,522	48,103	87,467	95,053

Gross profit	13,434	8,225	25,771	17,666

Operating expenses:
Research and development	8,168	11,525	16,860	23,018
Selling, general and administrative	13,039	12,081	24,365	24,940
Amortization of intangible assets	1,353	2,484	3,350	4,758
Restructuring and severance charges	562	1,301	1,779	4,202
Legal settlements	—	—	—	490
Impairment of other long-lived assets	—	—	—	1,901
(Gain)/Loss on sale of property and equipment and other long-lived assets	(1,481)	270	(1,716)	(830)

Total operating expenses	21,641	27,661	44,638	58,479

Operating loss	(8,207)	(19,436)	(18,867)	(40,813)
Other income/(expense):
Interest income	494	245	746	422
Interest expense	(253)	(63)	(387)	(106)
Gain/(Loss) on foreign exchange	2,732	(2,044)	2,320	(3,695)

Total other income/(expense)	2,973	(1,862)	2,679	(3,379)

Loss before income taxes	(5,234)	(21,298)	(16,188)	(44,192)
Income tax (benefit)/provision	(47)	50	(47)	46

Net loss	$(5,187)	$(21,348)	$(16,141)	$(44,238)

Net loss per share:
Net loss per share (basic and diluted)	$(0.06)	$(0.31)	$(0.19)	$(0.69)

Weighted average shares of common stock outstanding (basic and diluted)	90,963	68,635	86,775	64,406

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 29, 2007	December 30, 2006
Cash flows used in operating activities:
Net loss	$(16,141)	$(44,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,604	12,344
Stock-based compensation	4,409	3,850
Impairment of long-lived assets	—	1,901
Gain on sale of property, equipment and other long-lived assets	(1,716)	(830)
Amortization of deferred gain on sale leaseback	(714)	(550)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(6,614)	1,925
Inventories	(4,524)	5,587
Prepaid expenses and other current assets	4,925	2,875
Accounts payable	3,714	(6,471)
Accrued expenses and other liabilities	(1,884)	(7,397)

Net cash used in operating activities	(8,941)	(31,004)

Cash flows provided by investing activities:
Purchases of property and equipment	(5,688)	(4,209)
Proceeds from sale of property, equipment and other long-lived assets	1,775	2,938
Proceeds from sale of land held for resale	—	9,402
Transfer (to)/from restricted cash	4,480	(563)

Cash flows provided by investing activities	567	7,568

Cash flows provided by financing activities:
Amount paid to repurchase shares from former officer	(2)	—
Proceeds from issuance of common stock, net	40,902	28,676
Repayment bank loan payable	(3,812)	—
Repayment of other loans	(12)	(26)

Net cash provided by financing activities	37,076	28,650

Effect of exchange rate on cash	(2,331)	2,414
Net increase in cash and cash equivalents	26,371	7,628
Cash and cash equivalents at beginning of period	36,631	37,750

Cash and cash equivalents at end of period	$63,002	$45,378

Supplemental disclosures of cash flow information:
Cash paid for interest	104	1
Cash paid for income taxes	33	65
The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Business
Bookham Technology plc was incorporated under the laws of England and Wales on September 22, 1988. On September 10, 2004, pursuant to a scheme of arrangement under the laws of the United Kingdom, Bookham Technology plc became a wholly-owned subsidiary of Bookham, Inc., a Delaware corporation. Bookham, Inc. designs, manufactures and markets optical components, modules and subsystems principally for use in high-performance fiber optics communications networks. Bookham, Inc. also manufactures high-speed electronic components for the industrial, research, semiconductor capital equipment, military and biotechnology industries. References herein to the “Company” mean Bookham, Inc. and its subsidiaries’ consolidated business activities since September 10, 2004 and Bookham Technology plc’s consolidated business activities prior to September 10, 2004.
Note 2. Basis of Preparation
The accompanying unaudited condensed consolidated financial statements as of December 29, 2007 and for the three and six months ended December 29, 2007 and December 30, 2006 have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial statements and with the instructions to Form 10-Q and Regulation S-X, and include the accounts of Bookham, Inc. and all of its subsidiaries. Certain information and footnote disclosures required to be included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements contained herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s condensed consolidated financial position at December 29, 2007 and the condensed consolidated operating results for the three and six months ended December 29, 2007 and December 30, 2006 and cash flows for the six months ended December 29, 2007 and December 30, 2006. The consolidated results of operations for the three and six months ended December 29, 2007 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 28, 2008.
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
The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates, judgments and assumptions can be subjective and complex, and consequently actual results could differ from the results based on these estimates, judgments and assumptions. Descriptions of these estimates, judgments and assumptions are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
Note 3. Stockholders’ Equity and Stock-based Compensation Expense
On November 13, 2007, the Company completed a public offering of 16,000,000 shares of its common stock at a price to the public of $2.75 per share that generated $40.9 million of cash, net of commission and expenses.
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
The Company has not issued and does not anticipate issuing dividends to stockholders and accordingly uses a 0% dividend yield assumption for all Black-Scholes option pricing calculations. The Company uses an expected stock-price volatility assumption that is primarily based on historical realized volatility of the underlying common stock during a period of time. With regard to the weighted average option life assumption, the Company evaluates the exercise behavior of past grants as a basis to predict future activity.

The assumptions used to value option grants for the three and six months ended December 29, 2007 and December 30, 2006 are as follows:

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
Expected life	4.5 years	4.5 years	4.5 years	4.5 years
Risk-free interest rate	3.19% to 4.19%	4.40% to 4.57%	3.19% to 4.89%	4.40% to 5.12%
Volatility	77%	83%	77% to 79%	83% to 85%
Dividend yield	0.00%	0.00%	0.00%	0.00%
The amounts included in costs of revenues and operating expenses for stock-based compensation expense for the three and six months ended December 29, 2007 and December 30, 2006 were as follows:

	Three Months Ended		Six Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
	(In thousands)		(In thousands)
Costs of revenues	$708	$608	$1,323	$1,182
Research and development	643	448	1,094	908
Selling, general and administrative	1,332	871	1,992	1,760

Total	$2,683	$1,927	$4,409	$3,850

Note 4. Comprehensive Loss
For the three and six months ended December 29, 2007 and December 30, 2006, the Company’s comprehensive loss was comprised of its net loss, the change in the unrealized gain/(loss) on currency instruments designated as hedges and foreign currency translation adjustments. The components of comprehensive loss were as follows:

	Three Months Ended		Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
		(In thousands)
Net loss	$(5,187)	$(21,348)	$(16,141)	$(44,238)
Other comprehensive income/(loss):
Unrealized gain/(loss) on currency instruments designated as hedges	(384)	267	(222)	50
Foreign currency translation adjustments	(1,175)	3,480	562	6,487

Comprehensive loss	$(6,746)	$(17,601)	$(15,801)	$(37,701)

Note 5. Earnings Per Share
Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”, requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed using only the weighted average number of shares of common stock outstanding for the applicable period, while diluted earnings per share is computed assuming the exercise or conversion of all potentially dilutive securities, such as options, convertible debt and warrants, during such period.
Because the Company incurred a net loss for each of the three and six month periods ended December 29, 2007 and December 30, 2006, the effect of potentially dilutive securities totaling 18,125,633 and 13,754,307 shares, respectively, has been excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.
Note 6. Inventories
Inventories consist of the following:

	December 29, 2007	June 30, 2007
	(In thousands)
Raw materials	$20,974	$20,238
Work in process	22,355	18,489
Finished goods	15,118	13,387

Total	$58,447	$52,114

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	December 29, 2007	June 30, 2007
	(In thousands)
Accounts payable	$4,686	$4,324
Compensation and benefits related accruals	6,352	5,212
Warranty accrual	2,331	2,569
Other accruals	6,012	7,886
Current portion of restructuring accrual	1,865	2,713

Total	$21,246	$22,704

Note 8. Credit Agreement
On August 2, 2006, the Company and its wholly-owned subsidiaries Bookham Technology plc, New Focus, Inc. and Bookham (US) Inc. (the “Borrowers”) entered into a Credit Agreement with Wells Fargo Foothill, Inc. and other lenders regarding a three-year $25.0 million senior secured revolving credit facility. Advances are available under the Credit Agreement based on 80% of “qualified accounts receivable,” as defined in the Credit Agreement, at the time an advance is requested.
The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company, Onetta, Inc., Focused Research, Inc., Globe Y. Technology, Inc., Ignis Optics, Inc., Bookham (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., each a wholly-owned subsidiary of the Company (together, the “Guarantors” and together with the Borrowers, the “Obligors”), and are secured by the assets of the Obligors pursuant to a security agreement (the “Security Agreement”), including a pledge of the capital stock holdings of the Obligors in certain of their direct subsidiaries. Any new direct subsidiary of the Obligors is required to execute a security agreement in substantially the same form as the Security Agreement and become a party to the Security Agreement. Pursuant to the terms of the Credit Agreement, borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 2.75% or the prime rate plus 1.25%. In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and borrowed again any time until maturity on August 2, 2009. A termination of the commitment line by the Borrowers any time prior to August 2, 2008 will subject the Borrowers to a prepayment premium of 1.0% of the maximum revolver amount.
The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes payment defaults, defaults in the performance of affirmative and negative covenants, the material inaccuracy of representations or warranties, a cross-default related to other indebtedness in an aggregate amount of $1.0 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, judgments, and a change of control default. The Credit Agreement contains negative covenants applicable to the Company, the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of EBITDA (if the Borrowers have not maintained specified levels of liquidity), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates. As of December 29, 2007, the Company had no outstanding borrowings under the Credit Agreement, was in compliance with all covenants and had $4.9 million in outstanding letters of credit with vendors and landlords secured by the Credit Agreement.
Note 9. Commitments and Contingencies
Guarantees
The Company or its subsidiaries have entered into the following financial guarantees:
•	In connection with the sale by New Focus, Inc. of its passive component line to Finisar, Inc., New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This obligation expires in May 2009 and has no limitation on maximum liability. In connection with the sale by New Focus of its tunable laser technology to Intel Corporation, New Focus agreed to indemnify Intel against losses for certain intellectual property claims. This obligation expires in May 2008 and has a maximum limitation on liability of $7.0 million. The Company does not currently expect to pay out any amounts in respect of these obligations; therefore, no accrual has been made in the accompanying financial statements.

•	The Company indemnifies its directors and certain employees as permitted by law, and has entered into existing indemnification agreements with its directors and has or expects to enter into new indemnification agreements with its directors and officers. The Company has not recorded a liability associated with these obligations as the Company historically has not incurred any costs associated with such obligations. Costs associated with such obligations may, in certain circumstances, be mitigated, in whole or in part, by insurance coverage that the Company maintains.

•	The Company is also bound by indemnification obligations under various contracts that it enters into in the normal course of business, such as guarantees or letters of credit issued by its commercial banks in favor of several of its suppliers and indemnification obligations in favor of customers in respect of liabilities they may incur as a result of any infringement of a third party’s intellectual property rights by the Company’s products. The Company has not historically paid out any amounts related to these obligations and currently does not expect to do so in the future; therefore, no accrual has been made for these obligations in the accompanying financial statements.
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

	Six Months Ended
	December 29, 2007	December 30, 2006
	(In thousands)
Warranty provision at beginning of period	$2,569	$3,429
Warranties issued	1,303	1,457
Warranties utilized	(1,262)	(1,786)
Warranties expired, and other changes in liability	(288)	(510)
Foreign currency translation	9	243

Warranty provision at end of period	$2,331	$2,833

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
The Amended Class Action Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Class Action Complaint seeks unspecified damages (or, in the alternative, rescission for those class members who no longer hold shares of the Company or New Focus), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the Individual Defendants were dismissed, without prejudice, from the action. In July 2002, all defendants filed Motions to Dismiss the Amended Class Action Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.
The plaintiffs and most of the issuer defendants and their insurers entered into a stipulation of settlement for the claims against the issuer defendants, including Bookham Technology plc. This stipulation of settlement was subject to, among other things, certification of the underlying class of plaintiffs. Under the stipulation of settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the District Court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the District Court issued an order preliminarily approving the settlement.

On December 5, 2006, following an appeal from the underwriter defendants, the United States Court of Appeals for the Second Circuit overturned the District Court’s certification of the class of plaintiffs who are pursuing the claims that would be settled in the settlement against the underwriter defendants. Plaintiffs filed a Petition for Rehearing and Rehearing En Banc with the Second Circuit on January 5, 2007 in response to the Second Circuit’s decision and have informed the District Court that they would like to be heard as to whether the settlement may still be approved even if the decision of the Court of Appeals is not reversed. The District Court indicated that it would defer consideration of final approval of the settlement pending plaintiffs’ request for further appellate review. On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. In light of the overturned class certification on June 25, 2007, the District Court signed an Order terminating the settlement. The Company believes that both Bookham Technology plc and New Focus have meritorious defenses to the claims made in the Amended Class Action Complaint and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
On November 12, 2007, Xi’an Raysung Photonics Inc. filed a civil suit against the Company, and its wholly-owned subsidiary, Bookham Technology (Shenzhen) Co., Ltd., in the Xi’an Intermediate People’s Court in Shanxi Province of the People’s Republic of China. The complaint filed by Xi’an Raysung Photonics Inc. alleges that the Company and Bookham Technology (Shenzhen) Co., Ltd. breached an agreement between the parties pursuant to which Xi’an Raysung Photonics Inc. had supplied certain sample components and was to supply certain components to the Company and Bookham Technology (Shenzhen) Co., Ltd. Xi’an Raysung Photonics Inc. has requested the court award damages of 12,353,728 Chinese Yuan (approximately $1.72 million based on an exchange rate of $1.00 to 7.1845 Chinese Yuan as in effect on February 1, 2008) and require that the Company and Bookham Technology (Shenzhen) Co., Ltd. pay its legal fees in connection with the suit. The Company and Bookham Technology (Shenzhen) Co., Ltd. believes they have meritorious defenses to the claims made by Xi’an Raysung Photonics Inc. and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
Note 10. Restructuring and Severance
The following table summarizes the activity related to the Company’s restructuring liability for the three months ended December 29, 2007:

	Accrued					Accrued
	restructuring costs	Amounts charged				restructuring costs
	at September 29,	to restructuring		Amounts paid or		at December 29,
(In thousands)	2007	costs and other	Amounts reversed	written-off	Adjustments	2007
Lease cancellations and commitments	$3,090	$161	$(5)	$(758)	$—	$2,488
Asset impairment	—	—	—		—	—
Termination payments to employees and related costs	793	442	(36)	(549)	21	671

Total accrued restructuring	3,883	$603	$(41)	$(1,307)	$21	3,159

Less non-current accrued restructuring charges	(1,387)					(1,293)

Accrued restructuring charges included within accrued expenses and other liabilities	$2,496					$1,866

The following table summarizes the activity related to the Company’s restructuring liability for the six months ended December 29, 2007:

						Accrued
	Accrued	Amounts charged				restructuring costs
	restructuring costs	to restructuring		Amounts paid or		at December 29,
(In thousands)	at June 30, 2007	costs and other	Amounts reversed	written-off	Adjustments	2007
Lease cancellations and commitments	$3,845	$537	$(20)	$(1,886)	$12	$2,488
Asset impairment	—	35	—	(35)	—	—
Termination payments to employees and related costs	546	1,263	(36)	(1,149)	47	671

Total accrued restructuring	4,391	$1,835	$(56)	$(3,070)	$59	3,159

Less non-current accrued restructuring charges	(1,678)					(1,293)

Accrued restructuring charges included within accrued expenses and other liabilities	$2,713					$1,866

On January 31, 2007, the Company adopted an overhead cost reduction plan which included workforce reductions, facility and site consolidation of its Caswell, U.K. semiconductor operations within existing U.K. facilities and the transfer of certain research and development activities to its Shenzhen, China facility. As of December 29, 2007, this cost reduction plan, which had been expected to cost $8.0 million to $9.0 million, was substantially complete. As of December 29, 2007, the Company incurred expenses of $7.3 million with respect to the cost reduction plan, of which $6.5 million was paid in cash as of December 29, 2007. The restructuring and severance expense for the three months and six months ended December 29, 2007 includes $0.2 million associated with the consolidation of certain administrative functions at the Company’s San Jose, California. facility. Any remaining expense, which the Company expects to be less than $0.2 million, is expected to be incurred and along with any other unpaid amounts, to be paid by the end of the fiscal year ending June 28, 2008.

In connection with earlier restructuring plans, and the assumption of restructuring accruals upon the March 2004 acquisition of New Focus, in the fiscal quarter ended December 29, 2007, the Company continued to make scheduled payments drawing down the related lease cancellations and commitments. The Company accrued $0.2 million in the six months ended December 29, 2007 in expenses for revised estimates related to these cancellations and commitments.
For all periods presented, separation payments under the restructuring and cost reduction efforts were accrued and charged to restructuring in the period in which both the benefit amounts were determined and the amounts had been communicated to the affected employees.
Note 11. Accounting for Uncertainty in Income Taxes
Effective July 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken, or expected to be taken, in a company’s income tax return; and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. In accordance with FIN No. 48, the Company recognized the cumulative effect of adopting FIN No. 48 as a change in accounting principle recorded as an adjustment to the opening balance of retained earnings on July 1, 2007, the adoption date. As a result of the implementation of FIN No. 48, the Company recognized a decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods and therefore the Company made a corresponding adjustment of $562,000 to its opening balance of retained earnings at July 1, 2007.
The Company’s total amount of unrecognized tax benefits as of July 1, 2007, was $2.4 million approximately. There was no material change in this amount during the quarters ended September 30, 2007 or December 31, 2007. The Company had no unrecognized tax benefits that, if recognized, would affect its effective tax rate as of September 30, 2007 or December 29, 2007.
Upon adoption of FIN No. 48, the Company did not change its policy of including interest and penalties related to unrecognized tax benefits within the Company’s provision for/(benefit from) income taxes. The Company did not have any accrual for payment of interest and penalties related to unrecognized tax benefits as of September 30, 2007 or December 29, 2007.
The Company files U.S. federal, U.S. state, and foreign tax returns and has determined its major tax jurisdictions are the United States, the United Kingdom, and China. Certain jurisdictions remain open to examination by the appropriate governmental agencies; U.S. federal and China for tax years 2004-2007, various U.S. states for tax years 2003-2007, and the United Kingdom for tax years 2005-2007. The Company is not currently under audit in any major tax jurisdiction.
Note 12. Segments of an Enterprise and Related Information
The Company is currently organized and operates as two operating segments: (i) optics and (ii) research and industrial. The optics segment designs, develops, manufactures, markets and sells optical solutions for telecommunications and industrial applications. The research and industrial segment, comprised of our New Focus business, designs, develops, manufactures, markets and sells photonic solutions. The Company evaluates the performance of its segments and allocates resources based on consolidated revenues and overall performance.

Segment information for the three and six months ended December 29, 2007 and December 30, 2006 is as follows:

	For the Three Months Ended		For the Six Months Ended
	December 29,	December 30,	December 29,	December 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)
Revenues:
Optics	$50,818	$48,727	$97,505	$97,938
Research and industrial	8,138	7,601	15,733	14,781

Consolidated revenues	$58,956	$56,328	$113,238	$112,719

Net loss:
Optics	$(5,224)	$(21,241)	$(16,325)	$(43,345)
Research and industrial	37	(107)	184	(893)

Consolidated net loss	$(5,187)	$(21,348)	$(16,141)	$(44,238)

Note 13. Significant Related Party Transactions and Significant Customer Revenues
As of December 30, 2006, Nortel Networks Corporation owned 3,999,999 shares of the Company’s common stock. For the three and six months ended December 30, 2006, the Company had revenues from Nortel Networks of $14.5 million and $29.1 million, respectively, which are disclosed as related party revenues for those periods. The Company believes Nortel Networks sold its shares of the Company’s common stock prior to the start of the six month period ended December 29, 2007 and as a result no longer considers Nortel Networks to be a related party.
For the three and six months ended December 29, 2007 and December 30, 2006, significant customers included Nortel Networks with revenues of $8.8 million, $17.1 million, $14.6 million and $29.1 million, respectively, and Cisco Systems with revenues of $6.6 million, $12.7 million, $8.9 million and $16.4 million, respectively. In addition, the Company had revenues of $5.4 million in the three months ended December 30, 2006 from Huawei.
Note 14. Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board, or the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS  159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS 159 also prescribes presentation and disclosure requirements for assets and liabilities that are measured at fair value pursuant to this standard and pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 159 is effective for years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 159 on its consolidated results of operations or financial condition.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also requires requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated financial position and results of operations.
In June 2007, the FASB also ratified Emerging Issues Task Force 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company does not expect the adoption of EITF 07-3 to have a material effect on its consolidated results of operations and financial condition.
 In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on its consolidated results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as “expect,” “anticipate,” intend,” “scheduled,” “designed,” “plan,” “believe,” seek,” “estimate,” “may,” “will,” “continue,” “proposed” and similar words. You should read these forward-looking statements carefully. They discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have limited or no control. You should not place undue reliance on forward-looking statements and actual results may differ materially from those contained in forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
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
We operate in two business segments: (i) optics and (ii) research and industrial. The optics segment relates to the design, development, manufacture, marketing and sale of optical solutions for telecommunications and industrial applications. The research and industrial segment, comprised of our New Focus division, relates to the design, development, manufacture, marketing and sale of photonics solutions.
Critical Accounting Policies
We believe that several accounting policies we have implemented are important to understanding our historical and future performance. We refer to such policies as “critical” because they generally require us to make estimates, judgments and assumptions about matters that are uncertain at the time we make such estimates, judgments and assumptions and different estimates, judgments and assumptions—which also would have been reasonable at the time—could have been used, and would have resulted in materially different financial results.
The critical accounting policies we identified in our Annual Report on Form 10-K for the year ended June 30, 2007 related to revenue recognition and sales returns, inventory valuation, accounting for acquisitions and goodwill, impairment of goodwill and other intangible assets and accounting for share-based payments. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed in our Annual Report on Form 10-K for the year ended June 30, 2007.
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS 159 also prescribes presentation and disclosure requirements for assets and liabilities that are measured at fair value pursuant to this standard and pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of the adoption of SFAS 159 on our consolidated results of operations or financial condition.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated financial position and results of operations.

In June 2007, the FASB also ratified Emerging Issues Task Force 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 07-3 to have a material effect on our consolidated results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated results of operations and financial condition.
Results of Operations
Revenues

	For Three Months Ended			For Six Months Ended
			%			%
$ Millions	December 29, 2007	December 30, 2006	Change	December 29, 2007	December 30, 2006	Change
Net revenues	$59.0	$56.3	5%	$113.2	$112.7	0%

Revenues in the three month period ended December 29, 2007 increased by $2.7 million compared to revenues in the three month period ended December 30, 2006. Revenues from customers other than Nortel Networks increased by $8.4 million, or 20%, in the three months ended December 29, 2007, as compared to the corresponding period in the prior year, largely on the strength of increased sales of 980nm laser pumps, tunable laser products, high power lasers, industrial filters and increased product revenues in our New Focus division, which designs, manufactures, markets and sells photonic solutions, and comprises our research and industrial segment. Revenues from Nortel Networks decreased by $5.7 million in the three months ended December 29, 2007 compared to the three months ended December 30, 2006, primarily as a result of the expiration of the third addendum to the supply agreement with Nortel Networks at the end of the three months ended December 30, 2006.
Revenues in the six month period ended December 29, 2007 increased by $0.5 million compared to revenues in the six months ended December 30, 2006. Revenues from customers other than Nortel Networks increased by $12.6 million, or 15%, in the six months ended December 29, 2007, as compared to the corresponding period in the prior year, largely on the strength of increased sales of 980nm laser pumps, tunable products, high power lasers, industrial filters and increased product sales volumes in our New Focus division. Revenues from Nortel Networks decreased by $12.0 million in the six months ended December 29, 2007 compared to the six months ended December 30, 2006, primarily as a result of the expiration of the third addendum to a supply agreement with Nortel Networks during the three months ended December 30, 2006.
After decreasing to $3.1 million in the three months ended March 31, 2007, revenues from Nortel Networks increased to $7.6 million in the three months ended June 30, 2007 and $8.3 million in the three months ended September 29, 2007 and $8.8 million in the three months ended December 29, 2007. The Company expects Nortel Networks to continue to be a significant customer during the remainder of the 2008 calendar year.
Cost of Revenues

	Three Months Ended			Six Months Ended
			%			%
$ Millions	December 29, 2007	December 30, 2006	Change	December 29, 2007	December 30, 2006	Change
Cost of revenues	$45.5	$48.1	(5%)	$87.5	$95.1	(8%)
Our cost of revenues consists of the costs associated with manufacturing our products, and includes the costs to purchase raw materials, manufacturing-related labor costs and related overhead, including stock-based compensation expense. Cost of revenue also includes costs associated with under-utilized production facilities and resources. Charges for inventory obsolescence, the cost of product returns and warranty costs are also included in cost of revenues. Costs and expenses of the manufacturing resources which relate to the development of new products are included in research and development expense.

Our cost of revenues for the three and six month periods ended December 29, 2007 decreased $2.6 million and $7.6 million, or 5% and 8%, respectively, from the same periods ended December 30, 2006. These decreases were primarily due to reductions in our manufacturing overhead costs as a result of our restructuring and cost reduction plans, including the closure of the manufacturing operations of our Paignton, U.K. facility subsequent to the transfer of assembly and test and related activities to our Shenzhen, China facility and the consolidation of our Caswell U.K. fabrication operations. Our cost of revenues for the three and six month periods ended December 29, 2007 included $0.7 and $1.3 million of stock-based compensation charges, respectively, compared to $0.6 million and $1.2 million in the three and six month periods ended December 30, 2006, respectively.
Gross Margin

	Three Months Ended			Six Months Ended
			%			%
$ Millions	December 29, 2007	December 30, 2006	Change	December 29, 2007	December 30, 2006	Change
Gross margin	$13.4	$8.2	63%	$25.8	$17.7	45%

Gross margin rate	23%	15%		23%	16%
Gross margin is calculated as net revenues less cost of revenues. The gross margin rate is gross margin reflected as a percentage of revenues.
Our gross margin rate increased to 23% in each of the three and six month periods ended December 29, 2007, compared to 15% and 16% in the three and six month periods ended December 30, 2006, respectively. The increases in gross margin rate during the three and six months ended December 29, 2007 as compared to the same periods in the prior year were primarily due to higher revenues combined with a lower manufacturing costs base as a result of our restructuring and cost reduction plans, including the closure of the manufacturing operations of our Paignton, U.K. facility subsequent to the transfer of assembly and test and related activities to our Shenzhen, China facility and the consolidation of our Caswell, U.K. fabrication operations.
Research and Development Expenses

	Three Months Ended			Six Months Ended
			%			%
$ Millions	December 29, 2007	December 30, 2006	Change	December 29, 2007	December 30, 2006	Change
Research and development expenses	$8.2	$11.5	(28%)	$16.9	$23.0	(27%)

As a percentage of net revenues	14%	20%		15%	20%
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping, and facilities costs for certain research and development focused sites.
Research and development expenses decreased to $8.2 million and $16.9 million in the three and six month periods ended December 29, 2007, respectively, from $11.5 million and $23.0 million in the three and six month periods ended December 30, 2006, respectively. The decreases were primarily due to staff reductions and a decrease in related costs as a result of our restructurings and cost reduction plans. Research and development expenses included stock-based compensation charges of $0.6 million and $1.1 million in the three and six month periods ended December 29, 2007, respectively, compared to $0.4 million and $0.9 million in the three and six month periods ended December 30, 2006, respectively.
Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
			%			%
$ Millions	December 29, 2007	December 30, 2006	Change	December 29, 2007	December 30, 2006	Change
Selling, general and administrative expenses	$13.0	$12.1	8%	$24.4	$24.9	(2%)

As a percentage of net revenues	22%	21%		22%	22%
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information systems costs.
Selling, general and administrative expenses for the three months ended December 29, 2007 were $13.0 million, a $0.9 million increase from $12.1 million in the three month period ended December 30, 2006. The three months ended December 29, 2007 included $0.9 million in legal expenses related to a lawsuit we filed against a real estate developer in the United Kingdom arising out of our purchase and subsequent 2005 sale of a parcel of land in the United Kingdom. Otherwise decreases in professional fees, including audit and accounting services, were offset by an increase in stock-based compensation related to stock awards with performance based vesting. Selling, general and administrative expenses for the six months ended December 29, 2007 decreased $0.5 million from the six months ended December 30, 2006. The six months ended December 29, 2007 included $0.9 million in legal expenses related to a lawsuit we filed against a real estate developer in the United Kingdom arising out of our purchase and subsequent 2005 sale of a parcel of land in the United Kingdom. Otherwise decrease during these six month periods was primarily the result of a decrease in professional fees, including audit and accounting fees, and information systems cost savings in connection with our cost reduction plans, offset partially by higher stock-based compensation expenses related to the issuance of awards with performance based vesting during the period. Stock-based compensation expenses increased to $1.3 million and $2.0 million in the three and six month periods ended December 29, 2007, respectively, from $0.9 million and $1.8 million in the three and six month periods ended December 30, 2006, respectively, primarily due to expenses recorded in association with performance based vesting awards in the three months and six months ended December 29, 2007.
Amortization of Intangible Assets

	Three Months Ended			Six Months Ended
			%			%
$ Millions	December 29, 2007	December 30, 2006	Change	December 29, 2007	December 30, 2006	Change
Amortization of intangible assets	$1.4	$2.5	(44%)	$3.4	$4.8	(29%)

As a percentage of net revenues	2%	4%		3%	4%
In previous years, we acquired six optical components companies and businesses and one photonics and microwave company. Our last such acquisition was in March 2006. Each of these business combinations added to the balance of our purchased intangible assets, and the related amortization of these intangible assets was recorded as an expense in each of the three and six month periods ended December 29, 2007 and December 30, 2006. Subsequent to the three month period ended December 30, 2006, the purchased intangible assets from certain of these business acquisitions became fully amortized, which reduced our expense for amortization of purchased intangible assets in the three and six month periods ended December 29, 2007 to $1.4 million and $3.4 million, respectively, as compared to $2.5 million and $4.8 million during the three and six month periods ended December 30, 2006, respectively.
Restructuring and Severance Charges

$ Millions	Three Months Ended		Six Months Ended
	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Lease cancellation and commitments	$0.2	$0.2	$0.6	$0.8
Termination payments to employees and related costs	0.4	1.1	1.2	3.4

Total restructuring expenses	$0.6	$1.3	$1.8	$4.2

On January 31, 2007, we adopted an overhead cost reduction plan which included workforce reductions, facility and site consolidation of our Caswell, U.K. semiconductor operations within existing U.K. facilities and the transfer of certain research and development activities to our Shenzhen, China facility. We began implementing the overhead cost reduction plan in the quarter ended March 31, 2007. As of December 29, 2007, we incurred expenses of $7.3 million with respect to this cost reduction plan, of which $6.5 million had been paid as of December 29, 2007, the substantial portion being personnel severance and retention related expenses. This plan is now substantially complete. As a result of the completion of this plan, we have saved approximately $8 million per fiscal quarter in expenses when compared to the quarter ended December 30, 2006. Any remaining expenses, which we expect to be less than $0.2 million, are expected to be incurred and paid by the end of our fiscal year ending June 28, 2008. In the three and six month periods ended December 29, 2007, a substantial portion of our restructuring and severance charges for termination payments to employees and related costs were associated with this overhead cost reduction plan and related costs associated with consolidation of certain administrative functions at our San Jose facility.
In May, September and December 2004, we announced restructuring plans, including the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. These cost reduction efforts were expanded in November 2005 to include the transfer of our chip-on-carrier assembly from Paignton to Shenzhen. The transfer of these operations was completed in the quarter ended March 31, 2007. In May 2006, we announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, and these plans were also substantially completed in the quarter ended June 30, 2007. In total, as of December 29, 2007, we have spent $32.8 million on these restructuring programs. In the three and six month periods ended December 30, 2006, the substantial portion of our restructuring and severance charges for termination payments to employees and related costs were associated with these programs.

In connection with these restructuring plans, earlier restructuring plans, and the assumption of restructuring accruals upon the March 2004 acquisition of New Focus, we continue to make scheduled payments drawing down the related lease cancellations and commitments. In the three month and six month periods ended December 29, 2007, and the three month and six month periods ended December 30, 2006, we recorded $0.2 million, $0.5 million, $0.2 million and $0.8 million, respectively, in expenses for revised estimates related to these cancellations and commitments.
Legal Settlements

	Three Months Ended		Six Months Ended
$ Millions	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Legal settlements	$—	$—	$—	$0.5
In the six months ended December 30, 2006, we recorded $0.5 million for additional legal fees and other professional costs related to a settlement of the litigation with Howard Yue, the former sole shareholder of Globe Y. Technology, Inc. (a company acquired by New Focus, Inc. in February 2001). This settlement had been reached in the fiscal year ended July 1, 2006, and net charges of $5.0 million were recorded in our statement of operations in that period.
Impairment of Long-Lived Assets

	Three Months Ended		Six Months Ended
$ Millions	December 29, 2007	December 30, 2006	December 29, 2007	December 30, 2006
Impairment of long-lived assets	$—	$—	$—	$1.9
During the six month period ended December 30, 2006, we designated the assets underlying our Paignton, U.K. manufacturing site as held for sale. We recorded an impairment charge of $1.9 million as a result of this designation. During the quarter ended December 30, 2006, Bookham Technology plc, our wholly-owned subsidiary, sold the site to a third party.
Other Income/(Expense), Net

	Three Months Ended			Six Months Ended
			%			%
$ Millions	December 29, 2007	December 30, 2006	Change	December 29, 2007	December 30, 2006	Change
Other Income/(expense), net	$3.0	$(1.9)	(260%)	$2.7	$(3.4)	(179%)
Other income/(expense), net primarily consists of interest expense, interest income and foreign currency gains and losses primarily related to the re-measurement of short term balances between our international subsidiaries, the re-measurement of United States dollar denominated cash and receivable accounts of foreign subsidiaries with local functional currencies and realized gains or losses on forward contracts designated as hedges. The increases in other income/(expense), net, in the three months ended December 29, 2007 compared to the three months ended December 30, 2006, and in the six months ended December 29, 2007 compared to the six months ended December 30, 2006, are primarily related to non-cash losses on the re-measurement of short term balances between our international subsidiaries primarily generated by changes in currency exchange rates between the United States dollar and the United Kingdom pound sterling.
Income Tax Provision/(Benefit)

	Three Months Ended			Six Months Ended
	December 29, 2007	December 30, 2006	Change	December 29, 2007	December 30, 2006	Change
$ Millions	2007	2006	%	2007	2006	%
Income tax provision/(benefit)	—	—	N/A	—	—	N/A
We have incurred substantial losses to date and expect to incur additional losses in the future, and accordingly our income tax provision is negligible in each period presented. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in all prior periods, we provided a full valuation allowance against our net deferred tax assets at December 29, 2007 and at December 30, 2006.

Liquidity, Capital Resources and Contractual Obligations
Liquidity and Capital Resource
Operating activities

	Six Months Ended
	December 29,	December 30,
	2007	2006
$ Millions	(Unaudited)	(Unaudited)
Net loss	$(16.1)	$(44.2)
Non-cash accounting items:
Depreciation and amortization	9.6	12.3
Stock-based compensation	4.4	3.9
Impairment of long-lived assets	—	1.9
Gain on sale of property and equipment	(1.7)	(0.8)
Amortization of deferred gain on sale leaseback	(0.7)	(0.6)

Total non-cash accounting charges	11.6	16.7
Changes in operating assets and liabilities, net	(4.4)	(3.5)

Net cash used in operating activities	$(8.9)	$(31.0)

Net cash used in operating activities for the six month period ended December 29, 2007 was $8.9 million, primarily resulting from our net loss of $16.1 million, offset by non-cash accounting charges of $11.6 million, primarily consisting of $9.6 million of expense related to depreciation and amortization of certain assets, $4.4 million of expense related to stock based compensation and a $1.7 million gain on sale of property, equipment. A net change in our operating assets and liabilities of $4.4 million due to increases in accounts receivable and inventories, both associated with our increasing revenues, as well as increases in accrued expenses and other liabilities, partially offset by decreases in accounts payable, prepaid expenses and other current assets, also contributed to the use of cash.
Net cash used in operating activities for the six month period ended December 30, 2006 was $31.0 million, primarily resulting from the net loss of $44.2 million, offset by non-cash accounting charges of $16.7 million, primarily consisting of $3.9 million of expense related to stock based compensation, $1.9 million of expense related to impairment of long-lived assets and $12.3 million of expense related to depreciation and amortization of certain assets. The remaining $3.5 million was due to the net change in our operating assets and liabilities, which arose primarily from cash generated from reductions in accounts receivable, inventories at our Paignton, UK site as operations have moved to Shenzhen, China, and in prepaid and other current assets, partially offset by decreases in accounts payable and accrued expenses and other liabilities, including the payment of professional fees and accrued restructuring costs.
Investing activities
Net cash provided by investing activities in the six month period ended December 29, 2007 was $0.6 million, primarily consisting of $4.5 million from the release of restricted cash which had been security on an unoccupied leased facility and $1.8 million in net proceeds from the sale of property, equipment and other long-lived assets, offset by $5.7 million used in capital expenditures.
Investing activities generated cash of $7.6 million in the six month period ended December 30, 2006, primarily consisting of $9.4 million in net proceeds from sale of land held for re-sale and $2.9 million in net proceeds from sale of property, equipment and other long-lived assets, offset by $4.2 million of cash used in capital expenditures and $0.6 million of cash transferred to restricted cash. During the quarter ended December 30, 2006, Bookham Technology plc, our wholly-owned subsidiary, sold our Paignton U.K. manufacturing site to a third party for proceeds of £4.8 million (approximately $9.4 million based on an exchange rate of $1.96 to £1.00 in effect on the date of the sale), net of selling costs. In connection with this transaction, we recorded a loss of $0.1 million which is included in loss on sale of property and equipment and other long-lived assets.
Financing activities
Net cash provided in financing activities in the six month period ended December 29, 2007 was $37.1 million, consisting primarily of $40.9 million in proceeds, net of expenses and commissions, from an underwritten public offering of 16 million shares of our common stock at a price to the public of $2.75 a share, offset by the repayment of $3.8 million drawn under our senior secured $25 million credit facility.
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

Sources of Cash
In the past five years, we have funded our operations from several sources, including public and private offerings of equity, issuance of debt and convertible debentures, sales of assets, our senior secured $25 million credit facility and net cash obtained in connection with acquisitions. On November 13, 2007, we completed a public offering of 16,000,000 shares of common stock that generated $40.9 million of cash, net of commissions and expenses. As of December 29, 2007, we held $64.7 million in cash and cash equivalents (including restricted cash of $1.7 million). Based on our cash balances, and amounts expected to be available under our senior secured $25 million credit facility, under which advances are available based on a percentage of accounts receivable at the time the advance is requested, we believe we have sufficient financial resources in order to operate as a going concern through at least the quarter ending December 27, 2008. To further strengthen our financial position, we may raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt or selling certain non-core businesses. In the event we choose to raise additional finds, there can be no guarantee of our ability to raise those additional funds on terms acceptable to us, or at all.
Credit Facility
On August 2, 2006, we, with Bookham Technology plc, New Focus and Bookham (US) Inc., each a wholly-owned subsidiary, which we collectively refer to as the Borrowers, entered into a credit agreement, or the Credit Agreement, with Wells Fargo Foothill, Inc. and other lenders regarding a three-year $25 million senior secured revolving credit facility. Advances are available under the Credit Agreement based on a percentage of qualified accounts receivable, as defined in the Credit Agreement, at the time the advance is requested.
The obligations of the Borrowers under the Credit Agreement are guaranteed by us, Onetta, Focused Research, Inc., Globe Y. Technology, Inc., Ignis Optics, Inc., Bookham (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., each also a wholly-owned subsidiary (which we refer to collectively as the Guarantors and together with the Borrowers, as the Obligors), and are secured , by the assets of the Obligors pursuant to a security agreement, or the Security Agreement, including a pledge of the capital stock holdings of the Obligors in some of their direct subsidiaries. Any new direct subsidiary of the Obligors is required to execute a security agreement in substantially the same form and join in the Security Agreement.
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
The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $1 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA and judgments, and a change of control default. The Credit Agreement contains negative covenants applicable to the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of EBITDA (if the Borrowers have not maintained “minimum liquidity” defined as $30 million of qualified cash and excess availability, each as also defined in the Credit Agreement), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the Borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates. As of December 29, 2007, we had no outstanding borrowings and there were $4.9 million in outstanding letters of credits with vendors and landlords secured under this Credit Agreement and we were in compliance with all covenants under the Credit Agreement.
In connection with the Credit Agreement, we agreed to pay a monthly servicing fee of $3,000 and an unused line fee equal to 0.375% per annum, payable monthly on the unused amount of revolving credit commitments. To the extent there are letters of credit outstanding under the Credit Agreement, we are obligated to pay the administrative agent a letter of credit fee at a rate equal to 2.75% per annum.
 Future Cash Requirements
As of December 29, 2007, we held $64.7 million in cash and cash equivalents (including restricted cash of $1.7 million). Based on our cash balances, and amounts expected to be available under the Credit Agreement, which are based on a percentage of “qualified accounts receivable” at the time the advance is requested, we believe we have sufficient financial resources in order to operate as a going concern through at least the quarter ended December 27, 2008. To further strengthen our financial position, in the event of unforeseen circumstances, or if needed to fund growth in future financial periods, we may raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt or selling certain non core businesses. In the event we choose to raise additional finds, there can be no guarantee of our ability to raise those additional funds on terms acceptable to us, or at all.
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
Risk Management—Foreign Currency Risk
We are exposed to fluctuations in foreign currency exchange rates. As our business has grown and become multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States, and our movement of certain functions, including assembly and test operations, from the United Kingdom to China, in the future, we expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese Yuan and the Swiss franc, in which we pay expenses in connection with operating our facilities in Shenzhen, China, and Zurich, Switzerland, respectively. To the extent the exchange rate between the U.S. dollar and the Chinese Yuan were to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of December 29, 2007, we held 11 foreign currency forward exchange contracts with a nominal value of $7.8 million, which included put and call options which expire, or expired, at various dates from January 2008 to September 2008. During the six month period ended December 29, 2007, we recorded a net gain of $0.2 million in our statement of operations in connection with foreign exchange contracts that expired during that period. As of December 29, 2007, we recorded an unrealized loss of $0.4 million to other comprehensive income in connection with marking these contracts to fair value. On January 3, 2008, we entered into 12 additional foreign currency forward exchange contracts with a nominal value of $12.0 million, which included put and call options which expire at various dates from January 2008 to December 2008.
Contractual Obligations
During the quarter ended December 29, 2007, there have been no material changes to the contractual obligations disclosed as of June 30, 2007 in our Annual Report on Form 10-K filed with the SEC on August 31, 2007.
Off-Balance Sheet Arrangements
In connection with the sale by New Focus, Inc. of its passive component line to Finisar, Inc., prior to our acquisition of New Focus, New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This indemnification obligation expires in May 2009 and has no maximum liability. In connection with the sale by New Focus of its tunable laser technology to Intel Corporation prior to our acquisition of New Focus, New Focus indemnified Intel against losses for certain intellectual property claims. This indemnification obligation expires in May 2008 and has a maximum liability of $7.0 million. We do not expect to payout any amounts in respect of these obligations, therefore no accrual has been made.
We indemnify our directors and certain employees as permitted by law, and have existing indemnification agreements with our directors and we have already or expect to enter into new indemnification agreements with our directors and officers. We have not recorded a liability associated with these indemnification arrangements as we historically have not incurred any costs associated with such obligations and do not expect to in the future. Costs associated with such obligations may be mitigated, in whole or in part, by insurance coverage that we maintain.
We also have indemnification clauses in various contracts that we enter into in the normal course of business, such as guarantees or letter of credit issued by our commercial banks in favor of several of our suppliers or indemnification clauses in favor of customers in respect of liabilities they may incur as a result of purchasing our products should such products infringe the intellectual property rights of a third party. We have not historically paid out any amounts related to these obligations and do not expect to in the future; therefore, no accrual has been made for these obligations.
Other than as set forth above, we are not currently party to any material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We finance our operations through a mixture of the issuance of equity securities, operating leases, working capital and by drawing on a three year $25 million senior secured revolving credit facility under a credit agreement we entered into on August 3, 2006. Our only exposure to interest rate fluctuations is on our cash deposits and for amounts borrowed under the credit agreement. During the quarter ended December 29, 2007, we paid off $4.3 million of borrowings outstanding under the credit agreement and there are no borrowings drawn under the credit agreement as of December 29, 2007. We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts. We believe our interest rate risk is immaterial.

Foreign currency
We are exposed to fluctuations in foreign currency exchange rates. As our business has grown and become multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States, and our movement of certain functions, including assembly and test operations, from the United Kingdom to China, in the future we expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese Yuan and the Swiss franc in which we pay expenses in connection with operating our facilities in Shenzhen, China, and Zurich, Switzerland, respectively. To the extent the exchange rate between the U.S. dollar and the Chinese Yuan were to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of December 29, 2007, we held 11 foreign currency forward exchange contracts with a nominal value of $7.8 million, which included put and call options which expire, or expired, at various dates from January 2008 to September 2008. During the six month period ended December 29, 2007, we recorded an unrealized loss of $0.2 million to other comprehensive income in connection with marking these contracts to fair value. On January 3, 2008, we entered into 12 additional foreign currency forward exchange contracts with a nominal value of $12.0 million, which included put and call options which expire, at various dates from January 2008 to December 2008. It is estimated that a 10% fluctuation in the dollar between December 29, 2007 and the maturity dates of these put and call options would lead to a profit of $1.8 million (U.S. dollar weakening), or loss of $2.0 million (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, as of December 29, 2007, our Chief Executive Office and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) occurred during the quarter ended December 29, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     The Amended Class Action Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Class Action Complaint seeks unspecified damages (or, in the alternative, rescission for those class members who no longer hold our or New Focus common stock), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the Individual Defendants were dismissed, without prejudice, from the action. In July 2002, all defendants filed Motions to Dismiss the Amended Class Action Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.
     The plaintiffs and most of the issuer defendants and their insurers entered into a stipulation of settlement for the claims against the issuer defendants, including Bookham Technology plc. This stipulation of settlement was subject to, among other things, certification of the underlying class of plaintiffs. Under the stipulation of settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the District Court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the District Court issued an order preliminarily approving the settlement.
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
     On November 12, 2007, Xi’an Raysung Photonics Inc. filed a civil suit against Bookham Inc., and our wholly-owned subsidiary, Bookham Technology (Shenzhen) Co., Ltd., in the Xi’an Intermediate People’s Court in Shanxi Province of the People’s Republic of China. The complaint filed by Xi’an Raysung Photonics Inc. alleges that Bookham Inc. and Bookham Technology (Shenzhen) Co., Ltd. breached an agreement between the parties pursuant to which Xi’an Raysung Photonics Inc. had supplied certain sample components and was to supply certain components to Bookham Inc. and Bookham Technology (Shenzhen) Co., Ltd. Xi’an Raysung Photonics Inc. has requested the court award damages of 12,353,728 Chinese Yuan (approximately $1.72 million based on an exchange rate of $1.00 to 7.1845 Chinese Yuan as in effect on February 1, 2008) and require that Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. pay its legal fees in connection with the suit. [Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. believes they have meritorious defenses to the claims made by Xi’an Raysung Photonics Inc. and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
Item 1A. Risk Factors
     Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Quarterly Report on Form 10-Q. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall.
Risks Related to Our Business
We have a history of large operating losses and we may not be able to achieve profitability in the future.
     We have never been profitable. We have incurred losses and negative cash flows from operations since our inception. As of December 29, 2007, we had an accumulated deficit of $1,052 million.
     Our net loss for the six month period ended December 29, 2007 was $16.1 million. Our net loss for the year ended June 30, 2007 was $82.2 million. For the year ended July 1, 2006, our net loss was $87.5 million, which included an $18.8 million loss on conversion of convertible debt and early extinguishment of debt, and an aggregate of $11.2 million of restructuring charges, partially offset by an $11.7 million tax gain. For the year ended July 2, 2005, our net loss was $248 million, which included goodwill and intangibles impairment charges of $114.2 million and restructuring charges of $20.9 million. We may not be able to achieve profitability in any future period and if we are unable to do so, we may need additional financing to execute on our current or future business strategies, which may not be available on commercially acceptable terms or at all.
We may not be able to maintain positive gross margins.
     Even though we generated positive gross margins in each of the past twelve fiscal quarters, we have a history of negative gross margins. We may not be able to maintain positive gross margins due to, among other things, new product transitions, changing product mix or semiconductor facility under-utilization. Additionally, we must continue to reduce our costs and improve our product mix to offset price erosion on certain product categories.
Our success will depend on our ability to anticipate and respond to evolving technologies and customer requirements.
     The market for telecommunications equipment is characterized by substantial capital investment and diverse and evolving technologies. For example, the market for optical components is currently characterized by a trend toward the adoption of pluggable components and tunable transmitters that do not require the customized interconnections of traditional fixed wavelength gold box devices and the increased integration of components on subsystems. Our ability to anticipate and respond to these and other changes in technology, industry standards, customer requirements and product offerings and to develop and introduce new and enhanced products will be significant factors in our ability to succeed. We expect that new technologies will continue to emerge as competition in the telecommunications industry increases and the need for higher and more cost efficient bandwidth expands. The introduction of new products embodying new technologies or the emergence of new industry standards could render our existing products or products in development uncompetitive from a pricing standpoint, obsolete or unmarketable.
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
     Historically, we have generated most of our revenues from a limited number of customers. For example, in the six months ended December 29, 2007 and the fiscal year ended June 30, 2007, our three largest customers accounted for 34% and 41% of our revenues, respectively. Revenues from any of our major customers may decline or fluctuate significantly in the future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers or other existing customers.

     Historically, Nortel Networks has been our largest customer. Sales to Nortel Networks accounted for 15%, 20% and 48% of our revenues for the six month period ended December 29, 2007 and the years ended June 30, 2007 and July 1, 2006, respectively. Through December 2006, sales of our products to Nortel Networks were made pursuant to the terms of a supply agreement. Certain minimum purchase obligations and favorable pricing provisions within that supply agreement expired in December 2006 as a result of which Nortel Networks is no longer obligated to buy any of our products. Revenues from Nortel Networks decreased from $14.5 million in the quarter ended December 30, 2006 to $3.1 million in the quarter ended March 31, 2007. Even though revenues from Nortel Networks increased to $7.6 million in the quarter ended June 30, 2007 and $8.3 million in the quarter ended December 29, 2007, as with other major customers, revenues from Nortel may decline or fluctuate significantly in the future. Our inability to replace these revenues will have an adverse impact on our business and results of operations.
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
     We engage in currency transactions in an effort to cover some of our exposure to such currency fluctuations, and we may be required to convert currencies to meet our obligations. Under certain circumstances, these transactions could have an adverse effect on our financial condition.
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
     We are taking advantage of the comparatively low costs of operating in China. We have recently transferred substantially all of our assembly and test operations, chip-on-carrier operations and manufacturing and supply chain management operations to our facility in Shenzhen, China. We are also planning to transfer certain iterative research and development related activities from the U.K. to Shenzhen, China. To be successful in China we will need to continue to:
•	qualify our manufacturing lines and the products we produce in Shenzhen, as required by our customers;

•	attract qualified personnel to operate our Shenzhen facility; and

•	retain employees at our Shenzhen facility.
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
     We intend to export the majority of the products manufactured at our Shenzhen facility. Under current regulations, upon application and approval by the relevant governmental authorities, we will not be subject to certain Chinese taxes and will be exempt from certain duties on imported materials that are used in the manufacturing process and subsequently exported from China as finished products. However, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation and duties in China or may be required to pay export fees in the future. In the event that we become subject to new forms of taxation or export fees in China, our business and results of operations could be materially adversely affected. We may also be required to expend greater amounts than we currently anticipate in connection with increasing production at the Shenzhen facility. Any one of the factors cited above, or a combination of them, could result in unanticipated costs, which could materially and adversely affect our business.
Fluctuations in operating results could adversely affect the market price of our common stock.
     Our revenues and operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, semiconductor capital equipment, military and biotechnology markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred could vary significantly.
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
     In May, September and December 2004, we announced restructuring plans, including the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. These cost reduction efforts were expanded in November 2005 to include the transfer of our chip-on-carrier assembly from Paignton to Shenzhen. The transfer of these operations was completed in the quarter ended March 31, 2007. In May 2006, we announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen. This was substantially completed in the quarter ended June 30, 2007. We have spent an aggregate of $32.8 million on these restructuring programs.
     On January 31, 2007, we adopted an overhead cost reduction plan which included workforce reductions, facility and site consolidation of our Caswell, U.K. semiconductor operations within our existing U.K. facilities and the transfer of certain research and development activities to our Shenzhen facility. As of December 29, 2007, we had incurred expenses of $7.3 million with respect to this cost reduction plan, the substantial portion being personnel severance and retention related expenses. This plan is now substantially complete. As a result of the completion of this plan, we have saved approximately $8 million per fiscal quarter in expenses when compared to the quarter ended December 30, 2006. Any remaining expenses, which we expect to be less than $0.2 million, are expected to be incurred and paid by the end of our fiscal year ending June 30, 2008.

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
     On August 10, 2005, Bookham Technology plc purchased all of the issued share capital of City Leasing (Creekside) Limited, a subsidiary of Deutsche Bank. Creekside was entitled to receivables of £73.8 million (approximately$135.8 million, based on an exchange rate of £1.00 to $1.8403, the noon buying rate on September 2, 2005 for cable transfers in foreign currencies as certified by the Federal Reserve Bank of New York) from Deutsche Bank in connection with certain aircraft subleases and these payments have been applied over a two-year term to obligations of £73.1 million (approximately $134.5 million based on an exchange rate of £1.00 to $1.8403) owed to Deutsche Bank. As a result of the completion of these transactions, Bookham Technology plc has had available through Creekside cash of approximately £6.63 million (approximately $12.2 million based on an exchange rate of £1.00 to $1.8403). We expect Bookham Technology plc to utilize certain expected tax losses and other tax attributes to reduce the taxes that might otherwise be due by Creekside as the receivables are paid. In the event that Bookham Technology plc is not able to utilize these tax losses and other tax attributes when U.K. tax returns are filed for the relevant periods (or these tax losses and other tax attributes do not arise), Creekside may have to pay taxes, reducing the cash available from Creekside. In the event there is a future change in applicable U.K. tax law, Creekside and in turn Bookham Technology plc would be responsible for any resulting tax liabilities, which amounts could be material to our financial condition or operating results.
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
     Most of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Our manufacturing lines have passed our qualification standards, as well as our technical standards. However, our customers also require that we pass their specific qualification standards and that we, and any subcontractors that we may use, be registered under international quality standards. In addition, we have in the past, and may in the future, encounter quality control issues as a result of relocating our manufacturing lines or introducing new products to fill production. We may be unable to obtain customer qualification of our manufacturing lines or we may experience delays in obtaining customer qualification of our manufacturing lines. Such delays would harm our operating results and customer relationships.

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
     Manufacturing yields depend on a number of factors, including the volume of production due to customer demand and the nature and extent of changes in specifications required by customers for which we perform design-in work. Higher volumes due to demand for a fixed, rather than continually changing, design generally results in higher manufacturing yields, whereas lower volume production generally results in lower yields. In addition, lower yields may result, and have in the past resulted, from commercial shipments of products prior to full manufacturing qualification to the applicable specifications. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically caused, and may in the future cause, significantly reduced manufacturing yields, resulting in low or negative margins on those products. Moreover, an increase in the rejection rate of products during the quality control process, before, during or after manufacture, results in lower yields and margins. Finally, manufacturing yields and margins can also be lower if we receive or inadvertently use defective or contaminated materials from our suppliers.
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
     Companies in the industry in which we operate frequently receive claims of patent infringement or infringement of other intellectual property rights. We have, from time to time, received such claims, including from competitors and from companies that have sustantially more resources than us. Third parties may in the future assert claims against us concerning our existing products or with respect to future products under development. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. If we do infringe a third party’s rights, we may need to negotiate with holders of patents relevant to our business. We have from time to time received notices from third parties alleging infringement of their intellectual property and where appropriate have entered into license agreements with those third parties with respect to that intellectual property. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur significant costs and diversion of our resources. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements that require payment of significant royalties that could adversely affect our ability to price our products profitably.
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
     The market for fiber optic components and modules is highly competitive and such competition could result in our existing customers moving their orders to competitors. We are aware of a number of companies that have developed or are developing optical component products, including tunable lasers, pluggables and thin film filter products, among others, that compete directly with our current and proposed product offerings. Certain of our competitors may be able to more quickly and effectively:
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
     For the six months ended December 29, 2007 and the years ended June 30, 2007, July 1, 2006 and July 2, 2005, 25%, 23%, 21%, and 28% of our revenues, respectively, were derived in the United States and 75%, 77%, 79%, and 72% of our revenues, respectively, were derived outside the United States. We are subject to additional risks related to operating in foreign countries, including:
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
     Despite quality assurance measures, defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects, including consequential damages. Such defects could, moreover, impair the market’s acceptance of our products. Both could have a material adverse effect on our business and financial condition. In addition, we may assume product warranty liabilities related to companies we acquire, which could have a material adverse effect on our business and financial condition. In order to mitigate the risk of liability for damages, we carry product liability insurance with a $26 million aggregate annual limit and errors and omissions insurance with a $5 million annual limit. We cannot assure investors that this insurance could adequately cover our costs arising from defects in our products or otherwise.
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
     In the past, we have sold shares of our common stock in public offerings, private placements or otherwise in order to fund our operations. On November 13, 2007, we completed a public offering of 16,000,000 shares of common stock that generated $40.9 million of cash, net of commissions and expenses. On March 22, 2007, pursuant to a private placement, we issued 13,640,224 shares of common stock and warrants to purchase up to 4,092,066 shares of common stock. In September 2006, pursuant to a private placement, we issued an aggregate of 11,594,667 shares of common stock and warrants to purchase an aggregate of 2,898,667 shares of common stock. In January and March 2006, pursuant to a private placement, we issued an aggregate of 10,507,158 shares of common stock and warrants to purchase an aggregate of 1,086,001 shares of common stock.
     If we raise funds through the issuance of equity or convertible debt securities, our stockholders may be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of securities held by existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, develop or enhance our products, or otherwise respond to competitive pressures could be significantly limited.
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
Litigation regarding Bookham Technology plc’s and New Focus’ initial public offering and follow-on offering and any other litigation in which we become involved, including as a result of acquisitions on the arrangements we have with suppliers and customers, may substantially increase our costs and harm our business.
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
     On November 12, 2007, Xi’an Raysung Photonics Inc. filed a civil suit against Bookham Inc., and our wholly-owned subsidiary, Bookham Technology (Shenzhen) Co., Ltd., in the Xi’an Intermediate People’s Court in Shanxi Province of the People’s Republic of China. The complaint filed by Xi’an Raysung Photonics Inc. alleges that Bookham Inc. and Bookham Technology (Shenzhen) Co., Ltd. breached an agreement between the parties pursuant to which Xi’an Raysung Photonics Inc. had supplied certain sample components and was to supply certain components to Bookham Inc. and Bookham Technology (Shenzhen) Co., Ltd. Xi’an Raysung Photonics Inc. has requested the court award damages of 12,353,728 Chinese Yuan (approximately $1.72 million based on an exchange rate of $1.00 to 7.1845 Chinese Yuan as in effect on February 1, 2008) and require that Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. pay its legal fees in connection with the suit. Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. believes they have meritorious defenses to the claims made by Xi’an Raysung Photonics Inc. and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
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
     We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions relating to the limitations of liability and indemnification of our directors and officers, dividing our board of directors into three classes of directors serving staggered three-year terms and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders.
     These provisions also may have the effect of deterring hostile takeovers or delaying changes in control or management of us.
Risks Related to Our Common Stock
A variety of factors could cause the trading price of our common stock to be volatile or decline.
     The trading price of our common stock has been, and is likely to continue to be, highly volatile. Many factors could cause the market price of our common stock to rise and fall. In addition to the matters discussed in other risk factors included herein, some of the reasons for the fluctuations in our stock price are:
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
     In connection with the public offering of 16 million shares of our common stock completed on November 13, 2007, all of our executive officers and directors entered into lock-up agreements with the underwriters for such offering. As a result of these lock-up agreements, approximately 1.16 million shares are subject to a contractual restriction on resale through February 10, 2008, subject to extension in certain circumstances. The market price for shares of our common stock may decline if stockholders subject to the lock-up agreements sell a substantial number of shares when the restrictions on resale lapse, or if the underwriters waive the lock-up agreements and allow the stockholders to sell some or all of their shares.
     Substantially all of the shares of common stock held by our other stockholders are freely tradable or tradable under Rule 144.
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
          Our stock price may fluctuate for many reasons, including as a result of public announcements regarding the progress of our product development efforts, the addition or departure of key personnel, variations in our quarterly operating results and changes in market valuations of companies in our industry. Recently, when the market price of a stock has been volatile, as our stock price may be, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. If any of our stockholders were to bring a lawsuit of this type against us, even if the lawsuit were without merit, we could incur substantial costs defending the lawsuit. The lawsuit could also divert the time and attention of our management. In addition, if the suit were resolved in a manner adverse to us, the damages we could be required to pay may be substantial and would have an adverse impact on our ability to operate our business.
Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.
          We have never declared or paid any dividends on our common stock. We anticipate that we will retain any future earnings to support operations and to finance the development of our business and do not expect to pay cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.
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
Item 4. Submission of Matters to a Vote of Security Holders.
On January 25, 2008, we held a special meeting of stockholders. At the special meeting of stockholders, stockholders approved our Amended and Restated 2004 Stock Incentive Plan, which, among other things, increased the aggregate number of shares of common stock reserved for issuance under such plan from 9,000,000 shares to 19,000,000 shares and added certain limitations with respect to awards we may grant under such plan. At the special meeting, 47,854,020 shares of common stock voted in favor our Amended and Restated Incentive Plan, 10,644,690 shares of common stock voted against our Amended and Restated 2004 Stock Incentive Plan, and 280,897 shares of common stock abstained. There were no broker non-votes.
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

BOOKHAM, INC.

	By:	/s/ Stephen Abely
Stephen Abely
February 6, 2008		Chief Financial Officer (Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Amended and Restated 2004 Stock Incentive Plan.

10.2	Form of Indeminification Agreement by and between the Registrant and its Directors and Executive Officer.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.