Form 10-Q
period 2008-03-29
BOOKHAM, INC.
filed 2008-05-06
CIK 1110647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 2, 2008, there were 100,739,778 shares of common stock outstanding.

BOOKHAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BOOKHAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)
(Unaudited)

	March 29, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$39,363	$36,631
Short term investments	14,066	—
Restricted cash	1,320	6,079
Accounts receivable, net	45,620	33,685
Inventories	58,615	52,114
Prepaid expenses and other current assets	4,288	9,121

Total current assets	163,272	137,630

Goodwill	7,881	7,881
Other intangible assets, net	8,179	11,766
Property and equipment, net	34,133	33,707
Non-current deferred tax asset	—	13,248
Other non-current assets	338	294

Total assets	$213,803	$204,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,453	$21,101
Bank loan payable	2,000	3,812
Accrued expenses and other liabilities	20,289	22,704
Current deferred tax liability	—	13,248

Total current liabilities	42,742	60,865

Other long-term liabilities	1,411	1,908
Deferred gain on sale-leaseback	19,985	20,786

Total liabilities	64,138	83,559

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock:
$.01 par value per share; 175,000,000 shares authorized; 100,739,778 and 83,275,394 shares issued and outstanding at March 29, 2008 and June 30, 2007, respectively	1,007	832
Additional paid-in capital	1,160,491	1,114,391
Accumulated other comprehensive income	45,847	42,444
Accumulated deficit	(1,057,680)	(1,036,700)

Total stockholders’ equity	149,665	120,967

Total liabilities and stockholders’ equity	$213,803	$204,526

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Revenues	$59,703	$41,845	$172,941	$125,415
Revenues from related party	—	3,144	—	32,293

Net revenues	59,703	44,989	172,941	157,708
Costs of revenues	46,320	40,707	133,787	135,760

Gross profit	13,383	4,282	39,154	21,948

Operating expenses:
Research and development	7,570	10,853	24,430	33,871
Selling, general and administrative	11,765	12,043	36,130	36,983
Amortization of intangible assets	667	2,170	4,017	6,928
Restructuring and severance charges	672	4,273	2,451	8,475
Legal settlements	—	—	—	490
Impairment of other long-lived assets	—	—	—	1,901
(Gain)/loss on sale of property and equipment and other long-lived assets	(596)	6	(2,312)	(824)

Total operating expenses	20,078	29,345	64,716	87,824

Operating loss	(6,695)	(25,063)	(25,562)	(65,876)
Other income/(expense):
Interest income	414	277	1,160	699
Interest expense	(97)	(164)	(484)	(270)
Gain/(loss) on foreign exchange	995	664	3,315	(3,031)

Total other income/(expense)	1,312	777	3,991	(2,602)

Loss before income taxes	(5,383)	(24,286)	(21,571)	(68,478)
Income tax (benefit)/provision	17	37	(30)	83

Net loss	$(5,400)	$(24,323)	$(21,541)	$(68,561)

Net loss per share:
Net loss per share (basic and diluted)	$(0.05)	$(0.35)	$(0.24)	$(1.03)

Weighted average shares of common stock outstanding (basic and diluted)	99,316	70,077	90,955	66,297

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 29, 2008	March 31, 2007
Cash flows used in operating activities:
Net loss	$(21,541)	$(68,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,249	17,797
Stock-based compensation	5,643	5,145
Impairment of long-lived assets	—	1,901
Gain on sale of property, equipment and other long-lived assets	(2,312)	(836)
Amortization of deferred gain on sale leaseback	(801)	(868)
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(11,229)	4,769
Inventories	(1,407)	5,934
Prepaid expenses and other current assets	5,241	4,400
Accounts payable	(1,663)	(3,828)
Accrued expenses and other liabilities	(3,736)	(11,762)

Net cash used in operating activities	(18,556)	(45,909)

Cash flows provided by investing activities:
Purchases of property and equipment	(7,459)	(5,861)
Proceeds from sale of property, equipment and other long-lived assets	2,713	3,174
Purchases of available for sale securities and investments	(14,066)	—
Proceeds from sale of land held for resale	—	9,402
Transfer (to)/from restricted cash	4,875	(624)

Cash flows provided/(used) by investing activities	(13,937)	6,091

Cash flows provided by financing activities:
Amount paid to repurchase shares from former officer	(2)	—
Proceeds from issuance of common stock, net	40,787	55,423
Repayment bank loan payable	(1,812)	—
Repayment of other loans	(28)	(39)

Net cash provided by financing activities	38,945	55,384

Effect of exchange rate on cash	(3,720)	2,150
Net increase in cash and cash equivalents	2,732	17,716
Cash and cash equivalents at beginning of period	36,631	37,750

Cash and cash equivalents at end of period	$39,363	$55,466

Supplemental disclosures of cash flow information:
Cash paid for interest	$120	$1

Cash paid for income taxes	$51	$78

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
Note 2. Basis of Preparation
The accompanying unaudited condensed consolidated financial statements as of March 29, 2008 and for the three and nine months ended March 29, 2008 and March 31, 2007 have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial statements and with the instructions to Form 10-Q and Regulation S-X, and include the accounts of Bookham, Inc. and all of its subsidiaries. Certain information and footnote disclosures required to be included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited condensed consolidated financial statements contained herein reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s condensed consolidated financial position at March 29, 2008 and the condensed consolidated operating results for the three and nine months ended March 29, 2008 and March 31, 2007 and cash flows for the nine months ended March 29, 2008 and March 31, 2007. The consolidated results of operations for the three and nine months ended March 29, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 28, 2008.
The condensed consolidated balance sheet as of June 30, 2007 has been derived from the audited consolidated financial statements as of that date.
The unaudited condensed consolidated financial statements included in this report should be read in conjunction with the Company’s audited financial statements and accompanying notes for the year ended June 30, 2007 included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007.
The preparation of the Company’s financial statements in conformity with US GAAP requires management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These estimates, judgments and assumptions can be subjective and complex, and consequently actual results could differ materially from the results based on these estimates, judgments and assumptions. Descriptions of these estimates, judgments and assumptions are included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2007 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”.
Note 3. Stockholders’ Equity and Stock-Based Compensation Expense
On November 13, 2007, the Company completed a public offering of 16,000,000 shares of its common stock at a price to the public of $2.75 per share that generated $40.8 million of cash, net of underwriting discounts and offering expenses.
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

The assumptions used to value option grants during the three and nine months ended March 29, 2008 and March 31, 2007 are as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Expected life	4.5 years	4.5 years	4.5 years	4.5 years
Risk-free interest rate	2.32% to 3.18%	4.51% to 4.85%	2.32% to 4.89%	4.51% to 5.12%
Volatility	73%	83%	73% to 79%	83% to 85%
Dividend yield	0.00%	0.00%	0.00%	0.00%
The amounts included in costs of revenues and operating expenses for stock-based compensation expense for the three and nine months ended March 29, 2008 and March 31, 2007 were as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(In thousands)		(In thousands)
Costs of revenues	$380	$478	$1,703	$1,660
Research and development	243	260	1,337	1,168
Selling, general and administrative	611	557	2,603	2,317

Total	$1,234	$1,295	$5,643	$5,145

Note 4. Comprehensive Loss
For the three and nine months ended March 29, 2008 and March 31, 2007, the Company’s comprehensive loss was comprised of its net loss, the change in the unrealized gain/(loss) on currency instruments designated as hedges, the change in unrealized gain/loss on short-term investments and foreign currency translation adjustments. The components of comprehensive loss were as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(In thousands)
Net loss	$(5,400)	$(24,323)	$(21,541)	$(68,561)
Other comprehensive income/(loss):
Unrealized gain/(loss) on currency instruments designated as hedges	(74)	(197)	(296)	(148)
Unrealized gain/loss on short-term investments	14	—	14	—
Foreign currency translation adjustments	3,123	(41)	3,685	6,446

Comprehensive loss	$(2,337)	$(24,561)	$(18,138)	$(62,263)

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
Because the Company incurred a net loss for each of the three and nine month periods ended March 29, 2008 and March 31, 2007, the effect of potentially dilutive securities totaling 18,894,017 and 17,736,926 shares, respectively, has been excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.
Note 6. Inventories
Inventories consist of the following:

	March 29, 2008	June 30, 2007
	(In thousands)
Raw materials	$21,933	$20,238
Work in process	21,095	18,489
Finished goods	15,587	13,387

Total	$58,615	$52,114

Note 7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consist of the following:

	March 29, 2008	June 30, 2007
	(In thousands)
Trade creditor accruals	$4,717	$4,324
Compensation and benefits related accruals	5,938	5,212
Warranty accrual	2,717	2,569
Other accruals	5,291	7,886
Current portion of restructuring accrual	1,626	2,713

Total	$20,289	$22,704

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
The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes payment defaults, defaults in the performance of affirmative and negative covenants, the material inaccuracy of representations or warranties, a cross-default related to other indebtedness in an aggregate amount of $1.0 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA, judgments, and a change of control default. The Credit Agreement contains negative covenants applicable to the Company, the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of EBITDA (if the Borrowers have not maintained specified levels of liquidity), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates. As of March 29, 2008, the Company had $2.0 million in outstanding borrowings under the Credit Agreement, was in compliance with all covenants and had $5.2 million in outstanding letters of credit with vendors and landlords secured by the Credit Agreement.
Note 9. Commitments and Contingencies
Guarantees
The Company or its subsidiaries have entered into the following financial guarantees:
•	In connection with the sale by New Focus, Inc. of its passive component line to Finisar, Inc., New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This obligation expires in May 2009 and has no limitation on maximum liability. In connection with the sale by New Focus of its tunable laser technology to Intel Corporation, New Focus agreed to indemnify Intel against losses for certain intellectual property claims. This obligation expires in May 2008 and has a maximum limitation on liability of $7.0 million. The Company does not currently expect to pay out any amounts in respect of these obligations; therefore, no accrual has been made in the accompanying financial statements.

•	The Company indemnifies its directors and certain employees as permitted by law, and has entered into indemnification agreements with each of its directors and senior officers. The Company has not recorded a liability associated with these obligations as the Company historically has not incurred any costs associated with such obligations. Costs associated with such obligations may, in certain circumstances, be mitigated, in whole or in part, by insurance coverage that the Company maintains.

•	The Company is also bound by indemnification obligations under various contracts that it enters into in the normal course of business, such as guarantees or letters of credit issued by its commercial banks in favor of several of its suppliers and indemnification obligations in favor of customers in respect of liabilities they may incur as a result of any infringement of a third party’s intellectual property rights by the Company’s products. The Company has not historically paid out any amounts related to these obligations and currently does not expect to do so in the future; therefore, no accrual has been made for these obligations in the accompanying financial statements.
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

	Nine Months Ended
	March 29, 2008	March 31, 2007
	(In thousands)
Warranty provision at beginning of period	$2,569	$3,429
Warranties issued	1,768	1,316
Warranties utilized	(1,151)	(1,614)
Warranties expired, and other changes in liability	(551)	(461)
Foreign currency translation	82	251

Warranty provision at end of period	$2,717	$2,921

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
On November 7, 2001, a Class Action Complaint was filed against Bookham Technology plc and others in the United States District Court for the Southern District of New York. On April 19, 2002, plaintiffs filed an Amended Class Action Complaint, described below. The Amended Class Action Complaint names as defendants Bookham Technology plc, Goldman, Sachs & Co. and FleetBoston Robertson Stephens, Inc., two of the underwriters of Bookham Technology plc’s initial public offering in April 2000, and Andrew G. Rickman, Stephen J. Cockrell and David Simpson, each of whom was an officer and/or director at the time of Bookham Technology plc initial public offering.
The Amended Class Action Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Class Action Complaint seeks unspecified damages (or, in the alternative, rescission for those class members who no longer hold shares of common stock of the Company or New Focus), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the Individual Defendants were dismissed, without prejudice, from the action subject to their execution of tolling agreements. In July 2002, all defendants filed Motions to Dismiss the Amended Class Action Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.
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
On November 12, 2007, Xi’an Raysung Photonics Inc. filed a civil suit against the Company, and its wholly-owned subsidiary, Bookham Technology (Shenzhen) Co., Ltd., in the Xi’an Intermediate People’s Court in Shanxi Province of the People’s Republic of China. The complaint filed by Xi’an Raysung Photonics Inc. alleges that the Company and Bookham Technology (Shenzhen) Co., Ltd. breached an agreement between the parties pursuant to which Xi’an Raysung Photonics Inc. had supplied certain sample components and was to supply certain components to the Company and Bookham Technology (Shenzhen) Co., Ltd. Xi’an Raysung Photonics Inc. has increased its request that the court award damages of 20,000,000 Chinese Yuan (approximately $2.9 million based on an exchange rate of $1.00 to 7.0075 Chinese Yuan as in effect on April 22, 2008) and require that the Company and Bookham Technology (Shenzhen) Co., Ltd. pay its legal fees in connection with the suit. The Company and Bookham Technology (Shenzhen) Co., Ltd. believes they have meritorious defenses to the claims made by Xi’an Raysung Photonics Inc. and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
On April 18, 2008, the Company reached a settlement in a lawsuit filed by the Company against a real estate developer in the United Kingdom arising out of the Company’s purchase, and subsequent sale in 2005, of a parcel of land in the United Kingdom. Under the terms of the settlement, the Company is scheduled to receive £2.1 million ($4.2 million based on an exchange rate of $1.9776 to £1 as of the date of the settlement) on or before May 8, 2008. In its fiscal quarter ending June 28, 2008, the Company expects to record a gain of approximately $3.8 million which is the £2.1 million settlement amount net of estimated remaining legal fees incurred in connection with this lawsuit and settlement.
Note 10. Restructuring and Severance
The following table summarizes the activity related to the Company’s restructuring liability for the three months ended March 29, 2008:

	Accrued
	restructuring costs	Amounts charged				Accrued
	at December 29,	to restructuring		Amounts paid or		restructuring costs
(In thousands)	2007	costs and other	Amounts reversed	written-off	Adjustments	at March 29, 2008
Lease cancellations and commitments	$2,488	$605	$—	$(716)	$—	$2,377
Asset impairment	—	—	—	—	—	—
Termination payments to employees and related costs	671	67	—	(322)	(10)	406

Total accrued restructuring	3,159	$672	$—	$(1,038)	$(10)	2,783

Less non-current accrued restructuring charges	(1,293)					(1,157)

Accrued restructuring charges included within accrued expenses and other liabilities	$1,866					$1,626

The following table summarizes the activity related to the Company’s restructuring liability for the nine months ended March 29, 2008:

	Accrued	Amounts charged				Accrued
	restructuring costs	to restructuring		Amounts paid or		restructuring costs
(In thousands)	at June 30, 2007	costs and other	Amounts reversed	written-off	Adjustments	at March 29, 2008
Lease cancellations and commitments	$3,845	$1,141	$(20)	$(2,601)	$12	$2,377
Asset impairment	—	35	—	(35)	—	—
Termination payments to employees and related costs	546	1,331	(36)	(1,472)	37	406

Total accrued restructuring	4,391	$2,507	$(56)	$(4,108)	$49	2,783

Less non-current accrued restructuring charges	(1,678)					(1,157)

Accrued restructuring charges included within accrued expenses and other liabilities	$2,713					$1,626

On January 31, 2007, the Company adopted an overhead cost reduction plan which included workforce reductions, facility and site consolidation of its Caswell, U.K. semiconductor operations within existing U.K. facilities and the transfer of certain research and development activities to its Shenzhen, China facility. As of March 29, 2008, this cost reduction plan, which had been expected to cost $8.0 million to $9.0 million, was substantially complete. As of March 29, 2008, the Company incurred expenses of $7.7 million with respect to the cost reduction plan, of which $7.1 million was paid in cash through March 29, 2008. Any remaining expense associated with this plan, which the Company expects to be less than $0.1 million, is expected to be incurred and along with any other unpaid amounts, to be paid by the end of the fiscal quarter ending December 27, 2008. The restructuring and severance expense for nine months ended March 29, 2008 includes $0.2 million associated with the consolidation of certain administrative functions at the Company’s San Jose, California facility.
In connection with earlier restructuring plans, and the assumption of restructuring accruals upon the March 2004 acquisition of New Focus, Inc., in the fiscal quarter ended March 29, 2008, the Company continued to make scheduled payments drawing down the related lease cancellations and commitments. The Company accrued $0.3 million in the three months ended March 29, 2008 and $0.5 million in the nine months ended March 29, 2008 in expenses for revised estimates related to these cancellations and commitments.
For all periods presented, separation payments under the restructuring and cost reduction efforts were accrued and charged to restructuring in the period in which both the benefit amounts were determined and the amounts had been communicated to the affected employees.
Note 11. Accounting for Uncertainty in Income Taxes
Effective July 1, 2007, the Company adopted Financial Accounting Standards Interpretation, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken, or expected to be taken, in a company’s income tax return; and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”. Step one, “Recognition,” requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, “Measurement,” is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. In accordance with FIN No. 48, the Company recognized the cumulative effect of adopting FIN No. 48 as a change in accounting principle recorded as an adjustment to the opening balance of accumulated deficit on July 1, 2007, the adoption date. As a result of the implementation of FIN No. 48, the Company recognized a decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods and therefore the Company made a corresponding adjustment of $562,000 to its opening balance of accumulated deficit at July 1, 2007.
The Company’s total amount of unrecognized tax benefits as of July 1, 2007, the adoption date, was approximately $3.6 million. There was not a material change to this amount from the quarter ended September 29, 2007 to the quarter ended March 29, 2008. Also, the Company had no unrecognized tax benefits that, if recognized, would affect its effective tax rate for the quarter ended September 29, 2007 or March 29, 2008.
Upon adoption of FIN No. 48, the Company did not change its policy of including interest and penalties related to unrecognized tax benefits within the Company’s income tax (benefit)/provision. As of March 29, 2008, the Company did not have any accrual for payment of interest and penalties related to unrecognized tax benefits.
The Company files U.S. federal, U.S. state, and foreign tax returns and has determined its major tax jurisdictions are the United States, the United Kingdom, and China. Tax returns filed in certain jurisdictions remain open to examination by the appropriate governmental agencies; U.S. federal and China for tax years 2004-2007, various U.S. states for tax years 2003-2007, and the United Kingdom for tax years 2005-2007. The Company is not currently under audit in any major tax jurisdiction.
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

Segment information for the three and nine months ended March 29, 2008 and March 31, 2007 is as follows:

	For the Three Months Ended		For the Nine Months Ended
	March 29,	March 31,	March 29,	March 31,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenues:
Optics	$50,978	$36,735	$148,483	$134,673
Research and industrial	8,725	8,254	24,458	23,035

Consolidated revenues	$59,703	$44,989	$172,941	$157,708

Net loss:
Optics	$(5,786)	$(24,553)	$(22,111)	$(67,898)
Research and industrial	386	230	570	(663)

Consolidated net loss	$(5,400)	$(24,323)	$(21,541)	$(68,561)

Note 13. Significant Related Party Transactions and Significant Customer Revenues
As of March 31, 2007, Nortel Networks Corporation owned 3,999,999 shares of the Company’s common stock. For the three and nine months ended March 31, 2007, the Company had revenues from Nortel Networks of $14.5 million and $29.1 million, respectively, which are disclosed as related party revenues for those periods. The Company believes Nortel Networks sold its shares of the Company’s common stock prior to the start of the nine month period ended March 29, 2008 and as a result no longer considers Nortel Networks to be a related party.
Significant customers of the Company included Nortel Networks with revenues of $7.9 million, $25.0 million, $3.1 million and $32.3 million, Cisco Systems with revenues of $2.8 million, $15.5 million, $5.0 million and $21.4 million, and Huawei with $8.0 million, $16.9 million, $4.1 million and $14.1 million in the three month and nine month periods ended March 29, 2008 and March 31, 2007, respectively.
Note 14. Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board, or the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS 159 also prescribes presentation and disclosure requirements for assets and liabilities that are measured at fair value pursuant to this standard and pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 159 is effective for years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 159 on its consolidated results of operations and financial condition.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also requires requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated results of operations and financial condition.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company does not believe the adoption of SFAS 141R will have a material impact on its consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS 160 changes the accounting and reporting for minority interests, which are to be re-characterized as non-controlling interests and classified as a component of equity on the balance sheet and statement of shareholders’ equity. This consolidation method will significantly change the accounting for transactions with minority interest holders. The Company is required to adopt SFAS No. 160 at the beginning of the first quarter of fiscal 2010, which begins on June 27, 2009. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS 161 requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the first quarter of fiscal 2010. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 161 may have on its consolidated results of operations and financial condition.

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
Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board, or FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No. 115”, or SFAS 159. SFAS 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS 159 also prescribes presentation and disclosure requirements for assets and liabilities that are measured at fair value pursuant to this standard and pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, of the adoption of SFAS 159 on our consolidated results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also requires requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 157 will have on its consolidated financial position and results of operations.
In June 2007, the FASB also ratified Emerging Issues Task Force 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 07-3 to have a material effect on our consolidated results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, or SFAS 160. SFAS 160 changes the accounting and reporting for minority interests, which are to be re-characterized as non-controlling interests and classified as a component of equity on the balance sheet and statement of shareholders’ equity. This consolidation method will significantly change the accounting for transactions with minority interest holders. We are required to adopt SFAS 160 at the beginning of the first quarter of fiscal 2010, which begins on June 27, 2009. We are currently evaluating the effect, if any, that the adoption of SFAS 160 will have on our consolidated results of operations and financial condition.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (or SFAS No. 161). SFAS No. 161 requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to us in the first quarter of fiscal 2010. We are assessing the potential impact that the adoption of SFAS 161 may have on our consolidated results of operations and financial condition.
Results of Operations
Revenues

	For Three Months Ended			For Nine Months Ended
			%			%
$ Millions	March 29, 2008	March 31, 2007	Change	March 29, 2008	March 31, 2007	Change
Net revenues	$59.7	$45.0	33%	$172.9	$157.7	10%

Revenues in the three month period ended March 29, 2008 increased by $14.7 million, or 33%, compared to revenues in the three month period ended March 31, 2007. Revenues from customers other than Nortel Networks increased by $10.0 million, or 24%, in the three months ended March 29, 2008, as compared to the corresponding period in the prior year, largely due to increased sales, primarily related to higher sales volumes, of our 980nm laser pumps, tunable laser products, high power lasers, industrial and thin film filters, and increased product revenues in our New Focus division. Revenues from Nortel Networks increased by $4.8 million to $7.9 million in the three months ended March 29, 2008 compared to the three months ended March 31, 2007, primarily as a result of recovery of revenues after decreases at the end of the three months ended March 31, 2007 associated with the expiration of the third addendum to the supply agreement with Nortel Networks.
Revenues in the nine month period ended March 29, 2008 increased by $15.2 million, or 10%, compared to revenues in the nine months ended March 31, 2007. Revenues from customers other than Nortel Networks increased by $22.5 million, or 18%, in the nine months ended March 29, 2008, as compared to the corresponding period in the prior year, largely due to increased sales, primarily related to higher sales volumes, of our 980nm laser pumps, tunable products, high power lasers, industrial and thin-film filters and increased product sales volumes in our New Focus division. Revenues from Nortel Networks decreased by $7.3 million to $25.0 million in the nine months ended March 29, 2008 compared to the nine months ended March 31, 2007, primarily as a result of the expiration of certain purchase commitments associated with the third addendum to a supply agreement with Nortel Networks during the three months ended March 31, 2007.

Cost of Revenues

	For Three Months Ended			For Nine Months Ended
			%			%
$ Millions	March 29, 2008	March 31, 2007	Change	March 29, 2008	March 31, 2007	Change
Cost of revenues	$46.3	$40.7	14%	$133.8	$135.8	(1%)

Our cost of revenues consists of the costs associated with manufacturing our products, and includes the costs to purchase raw materials, manufacturing-related labor costs and related overhead, including stock-based compensation expense. Cost of revenues also includes costs associated with under-utilized production facilities and resources. Charges for inventory obsolescence, the cost of product returns and warranty costs are also included in cost of revenues. Costs and expenses of the manufacturing resources which relate to the development of new products are included in research and development expense.
Our cost of revenues for the three month period ended March 29, 2008 increased by $5.6 million or 14% compared to cost of revenues in the three month period ended March 30, 2007 due to the direct costs associated with the higher product volumes that resulted in our 33% higher revenues over the same period. Our cost of revenues for the nine month period ended March 29, 2008 decreased by $2.0 million compared to the nine month period ended March 30, 2007 due to the direct costs associated with the higher product volumes that resulted in our 10% higher revenues over the same period, offset by reductions in our manufacturing overhead costs as a result of our restructuring and cost reduction plans, including the closure of the manufacturing operations of our Paignton, U.K. facility subsequent to the transfer of assembly and test and related activities to our Shenzhen, China facility and the consolidation of our Caswell U.K. fabrication operations. We believe that we have further specific cost reduction programs in place, primarily related to materials procurement as well as the transfer of most of our photonic tools and solutions manufacturing operations from San Jose to Shenzhen, which we expect, in total, may lead to a quarterly savings rate of $3 million to $4 million by the end of our fiscal quarter ending December 27, 2008. We expect to incur a total of approximately $1 million of additional manufacturing overhead costs associated with this transfer of photonic tools and solutions manufacturing operations to Shenzhen, to be recorded in cost of revenues, spread over the next two to three fiscal quarters. Our cost of revenues for the three and nine month periods ended March 29, 2008 included $0.4 and $1.7 million of stock-based compensation charges, respectively, compared to $0.5 million and $1.7 million in the three and nine month periods ended March 31, 2007, respectively.
Gross Profit

	Three Months Ended		Nine Months Ended
$ Millions	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Gross profit	$13.4	$4.3	$39.2	$21.9

Gross margin rate	22%	10%	23%	14%
Gross profit is calculated as net revenues less cost of revenues. The gross margin rate is gross profit reflected as a percentage of revenues.
Our gross profit rate increased to 22% and 23% in the three and nine month periods ended March 29, 2008, respectively, compared to 10% and 14% in the nine month periods ended March 31, 2007, respectively. The increases in gross profit and gross margin rate during both periods were primarily due to higher revenues and decreases in our manufacturing cost base as a result of our restructuring and cost reduction plans, including the closure of the manufacturing operations of our Paignton, U.K. facility subsequent to the transfer of assembly and test and related activities to our Shenzhen, China facility and the consolidation of our Caswell, U.K. fabrication operations. We believe we have further specific cost reduction programs in place, primarily related to materials procurement as well as the transfer of most of our photonic tools and solutions manufacturing operations from San Jose to Shenzhen, which we expect may lead, in total, to a quarterly savings rate of $3 million to $4 million by the end of our fiscal quarter ending December 27, 2008. We expect to incur a total of approximately $1 million of additional manufacturing overhead costs, spread over the next two to three fiscal quarters, associated with this transfer of photonic tools and solutions manufacturing operations to Shenzhen. These potential savings, net of costs of the transfer, we expect will have a positive impact on our gross margin percentage in future quarters.
Research and Development Expenses

	Three Months Ended			Nine Months Ended
			%			%
$ Millions	March 29, 2008	March 31, 2007	Change	March 29, 2008	March 31, 2007	Change
Research and development expenses	$7.6	$10.9	(30%)	$24.4	$33.9	(28%)

As a percentage of net revenues	13%	24%		14%	21%
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping, and facilities costs for certain research and development focused sites.

Research and development expenses decreased to $7.6 million in the three month period ended March 29, 2008 compared to $10.9 million in the three month period ended March 31, 2007, and to $24.4 million in the nine month period ended March 29, 2008 compared to $33.9 million in the nine month period ended March 31, 2007. The decreases over both periods were primarily due to staff reductions and a decrease in related costs as a result of our restructurings and cost reduction plans. Research and development expenses included stock-based compensation charges of $0.2 million and $1.3 million in the three and nine month periods ended March 29, 2008, respectively, compared to $0.3 million and $1.2 million in the three and nine month periods ended March 31, 2007, respectively.
Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
			%			%
$ Millions	March 29, 2008	March 31, 2007	Change	March 29, 2008	March 31, 2007	Change
Selling, general and administrative expenses	$11.8	$12.0	(2%)	$36.1	$37.0	(2%)

As a percentage of net revenues	20%	27%		21%	23%
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges, related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information systems costs.
Selling, general and administrative expenses for the three months ended March 29, 2008 were $11.8 million, a $0.2 million decrease from $12.0 million in the three month period ended March 31, 2007, and for the nine months ended March 29, 2008 were $36.1 million, a $0.9 million decrease from $37.0 million in the nine months ended March 30, 2007. The decrease in selling, general and administrative expenses in the three months ended March 29, 2008 compared to the same period in the prior year was primarily related to decreases in professional fees, which included $0.1 million in legal expenses related to a lawsuit we filed against a real estate developer in the United Kingdom arising out of our purchase and subsequent sale in 2005 of a parcel of land in the United Kingdom. The decrease in selling, general and administrative expenses in the nine months ended March 29, 2008 compared to the same period in the prior year was primarily the result of a decrease in professional fees, including $0.9 million in legal expenses related to a lawsuit we filed against a real estate developer in the United Kingdom arising out of our purchase and subsequent sale in 2005 of a parcel of land in the United Kingdom, and information systems cost savings in connection with our cost reduction plans, partly offset by a $0.3 million increase in stock compensation for the nine month periods ended March 29, 2008 compared to the nine months ended March 30, 2007 associated with the achievement of performance based vesting awards in the nine months ended March 29, 2008. On April 18, 2008, a settlement was reached in the lawsuit we filed against the real estate developer in the United Kingdom referred to above. Under the terms of the settlement, we are scheduled to receive £2.1 million ($4.2 million based on an exchange rate of $1.9776 to £1 as of the date of the settlement) on or before May 8, 2008. We expect to record a gain of $3.8 million in the quarter ending June 28, 2008, which corresponds to the £2.1 million settlement, net of estimated remaining legal fees incurred in connection therewith. Stock-based compensation expenses were $0.6 million and $2.6 million in the three and nine month periods ended March 29, 2008, respectively, and were $0.6 million and $2.3 million in the three and nine month periods ended March 31, 2007, respectively.
Amortization of Intangible Assets

	Three Months Ended		Nine Months Ended
$ Millions	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Amortization of intangible assets	$0.7	$2.2	$4.0	$6.9

As a percentage of net revenues	1%	5%	2%	4%
In previous years, we acquired six optical components companies and businesses and one photonics and microwave company. Our last such acquisition was in March 2006. Each of these business combinations added to the balance of our purchased intangible assets, and the related amortization of these intangible assets was recorded as an expense in each of the three and nine month periods ended March 29, 2008 and March 31, 2007. Subsequent to the three month period ended March 31, 2007, the purchased intangible assets from certain of these business acquisitions became fully amortized, which reduced our expense for amortization of purchased intangible assets in the three and nine month periods ended March 29, 2008 to $0.7 million and $4.0 million, respectively, as compared to $2.2 million and $6.9 million during the three and nine month periods ended March 31, 2007, respectively.

Restructuring and Severance Charges

	Three Months Ended		Nine Months Ended
$ Millions	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Lease cancellation and commitments	$0.6	$0.1	$1.2	$0.8
Termination payments to employees and related costs	0.1	4.2	1.3	7.7

Total	$0.7	$4.3	$2.5	$8.5

On January 31, 2007, we adopted an overhead cost reduction plan which included workforce reductions, facility and site consolidation of our Caswell, U.K. semiconductor operations within existing U.K. facilities and the transfer of certain research and development activities to our Shenzhen, China facility. We began implementing the overhead cost reduction plan in the quarter ended March 31, 2007. As of March 29, 2008, we incurred expenses of $7.7 million with respect to this cost reduction plan, of which $7.1 million had been paid through March 29, 2008, the substantial portion being personnel severance and retention related expenses. This overhead and cost reduction plan is now substantially complete. As a result of the completion of this plan, we have saved approximately $8 million per fiscal quarter in expenses when compared to the quarter ended December 30, 2006. Any remaining expenses, which we expect to be less than $0.1 million, are expected to be incurred and paid by the end of our fiscal quarter ending December 27, 2008. In the three and nine month periods ended March 29, 2008, a substantial portion of our restructuring and severance charges for termination payments to employees and related costs were associated with this overhead cost reduction plan and related costs associated with consolidation of certain administrative functions at our San Jose facility. We continue to seek further costs reduction, in particular, subsequent to March 29, 2008 we initiated plans to transfer most of the manufacturing activities of our photonics products and solution business from our San Jose, California site to our Shenzhen, China facility, as described above under — “Cost of Revenues”. Restructuring and severance charges related to this move are expected to total $1.0 million over the next two to three quarters, and once complete the cost savings are expected to amount to approximately $0.75 million per quarter compared to our fiscal quarter ended March 29, 2008. The substantial portion of these charges is expected to be for personnel related severance and retention costs.
In May, September and December 2004, we also announced restructuring plans, including the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. These cost reduction efforts were expanded in November 2005 to include the transfer of our chip-on-carrier assembly from Paignton to Shenzhen. The transfer of these operations was completed in the quarter ended March 31, 2007. In May 2006, we announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, and these plans were also substantially completed in the quarter ended June 30, 2007. In total, as of March 29, 2008, we have spent $32.8 million on these restructuring programs. In the three and nine month periods ended March 31, 2007, the substantial portion of our restructuring and severance charges for termination payments to employees and related costs were associated with these programs.
In connection with these restructuring plans, earlier restructuring plans, and the assumption of restructuring accruals upon the March 2004 acquisition of New Focus, we continue to make scheduled payments drawing down the related lease cancellations and commitments. In the three month and nine month periods ended March 29, 2008, and the three month and nine month periods ended March 31, 2007, we recorded $0.6 million, $1.2 million, $0.1 million and $0.8 million, respectively, in expenses for revised estimates related to these cancellations and commitments.
Legal Settlements

	Three Months Ended		Nine Months Ended
$ Millions	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Legal settlements	$—	$—	$—	$0.5
In the nine months ended March 31, 2007, we recorded $0.5 million for additional legal fees and other professional costs related to a settlement of the litigation with Howard Yue, the former sole shareholder of Globe Y. Technology, Inc. (a company acquired by New Focus, Inc. in February 2001). This settlement had been reached in the fiscal year ended July 1, 2006, and net charges of $5.0 million were recorded in our statement of operations in that period. On April 18, 2008, a settlement was reached in the lawsuit we filed against the real estate developer in the United Kingdom arising out of our purchase and sale of a parcel of land in the United Kingdom. Under the terms of the settlement, we are scheduled to receive £2.1 million ($4.2 million based on an exchange rate of $1.9776 to £1 as of the date of the settlement) on or before May 8, 2008. We expect to record a gain of $3.8 million in the quarter ending June 28, 2008, which corresponds to £2.1 million settlement, net of estimated remaining legal fees incurred in connection therewith. $0.9 million of related legal expenses incurred prior to March 29, 2008 have been previously recorded as selling, general and administrative expense.

Impairment of Other Long-Lived Assets

	Three Months Ended		Nine Months Ended
$ Millions	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Impairment of long-lived assets	$—	$—	$—	$1.9
During the nine month period ended March 31, 2007, we designated the assets underlying our Paignton, U.K. manufacturing site as held for sale. We recorded an impairment charge of $1.9 million as a result of this designation. During the quarter ended March 31, 2007, Bookham Technology plc, our wholly-owned subsidiary, sold the site to a third party.
Other Income/(Expense), Net

	Three Months Ended		Nine Months Ended
$ Millions	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Other income/(expense), net	$1.3	$0.8	$4.0	$(2.6)
Other income/(expense), net consists of interest expense, interest income and foreign currency gains and losses primarily related to the re-measurement of short term balances between our international subsidiaries, the re-measurement of United States dollar denominated cash and accounts receivable of foreign subsidiaries with local functional currencies and realized gains or losses on forward contracts designated as hedges. The increases in other income/(expense), net, in the three months ended March 29, 2008 compared to the three months ended March 31, 2007, and in the nine months ended March 29, 2008 compared to the nine months ended March 31, 2007, are primarily related to an increase in non-cash gains, or decreases in non-cash losses on the re-measurement of short term balances between our international subsidiaries primarily generated by changes in currency exchange rates between the United States dollar and the United Kingdom pound sterling, as well as increased interest income from investment funds generated from the November 17, 2007 public offering of our common stock which raised $40.8 million of net proceeds.
Income Tax Provision/(Benefit)

	Three Months Ended		Nine Months Ended
$ Millions	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
Income tax provision/(benefit)	$—	$—	$—	$—
We have incurred substantial losses to date and expect to incur additional losses in the future, and accordingly our income tax provision is negligible in each period presented. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in all prior periods, we provided a full valuation allowance against our net deferred tax assets at March 29, 2008 and at March 31, 2007.
Liquidity, Capital Resources and Contractual Obligations
     Liquidity and Capital Resources
     Operating activities

	Nine Months Ended
	March 29, 2008	March 31, 2007
$ Millions	(Unaudited)	(Unaudited)
Net loss	$(21.5)	$(68.6)
Non-cash accounting items:
Depreciation and amortization	13.2	17.8
Stock-based compensation	5.6	5.1
Impairment of long-lived assets	—	1.9
Gain on sale of property and equipment	(2.3)	(0.8)
Amortization of deferred gain on sale leaseback	(0.8)	(0.9)

Total non-cash accounting charges	15.7	23.1
Changes in operating assets and liabilities, net	(12.8)	(0.4)

Net cash used in operating activities	$(18.6)	$(45.9)

Net cash used in operating activities for the nine month period ended March 29, 2008 was $18.6 million, primarily resulting from our net loss of $21.5 million, offset by non-cash accounting charges of $15.7 million, primarily consisting of $13.2 million of expense related to depreciation and amortization of certain assets, $5.6 million of expense related to stock based compensation and a $2.3 million gain on sale of property, equipment. A net change in our operating assets and liabilities of $12.8 million due to increases in accounts receivable, inventories, and decreases in prepaid expenses and other current assets, accrued expenses and other liabilities and accounts payable also contributed to the use of cash. In particular our accounts receivable increased by $12.0 million as of March 29, 2008 compared to June 30, 2007 as a result of increased revenues and timing of shipments in the three months ended March 29, 2008 weighted more heavily towards the end of the fiscal quarter with corresponding payment due dates and expected collections in the following quarter.
Net cash used in operating activities for the nine month period ended March 31, 2007 was $45.9 million, primarily resulting from the net loss of $68.6 million, offset by non-cash accounting charges of $23.1 million, primarily consisting of $5.1 million of expense related to stock based compensation, $1.9 million of expense related to impairment of long-lived assets and $17.8 million of expense related to depreciation and amortization of certain assets. The remaining $0.4 million was due to the net change in our operating assets and liabilities, which arose primarily from cash generated from reductions in accounts receivable, inventories at our Paignton, UK site as operations have moved to Shenzhen, China, and in prepaid expenses and other current assets, partially offset by decreases in accounts payable and accrued expenses and other liabilities, including the payment of professional fees and accrued restructuring costs.
Investing activities
Net cash used in investing activities in the nine month period ended March 29, 2008 was $13.9 million, primarily consisting of $7.5 million used in capital expenditures and $14.1 million of cash and cash equivalents transferred to short term investments only partly offset by $4.9 million from the release of restricted cash which had been security on an unoccupied leased facility and $2.7 million in net proceeds from the sale of property, equipment and other long-lived assets.
Investing activities generated cash of $6.1 million in the nine month period ended March 31, 2007, primarily consisting of $9.4 million in net proceeds from sale of land held for re-sale and $3.2 million in net proceeds from sale of property, equipment and other long-lived assets, offset by $5.9 million of cash used in capital expenditures and $0.6 million of cash transferred to restricted cash. During the quarter ended December 30, 2006, Bookham Technology plc, our wholly-owned subsidiary, sold our Paignton U.K. manufacturing site to a third party for proceeds of £4.8 million (approximately $9.4 million based on an exchange rate of $1.96 to £1.00 in effect on the date of the sale), net of selling costs. In connection with this transaction, we recorded a loss of $0.1 million which is included in loss on sale of property and equipment and other long-lived assets.
Financing activities
Net cash provided in financing activities in the nine month period ended March 29, 2008 was $38.9 million, consisting primarily of $40.8 million in proceeds, net of expenses and commissions, from an underwritten public offering of 16 million shares of our common stock at a price to the public of $2.75 a share, partly offset by the repayment of $1.8 million drawn under our senior secured $25 million credit facility.
On March 22, 2007, we entered into a definitive agreement for a private placement, pursuant to which we issued, on March 22, 2007, 13,640,224 shares of common stock and warrants to purchase up to 4,092,066 shares of common stock with accredited investors for net proceeds of approximately $26.9 million. The warrants have a five year term, expiring March 22, 2012, and are exercisable beginning on September 23, 2007 at an exercise price of $2.80 per share, subject to adjustment based on weighted average antidilution formula if we effect certain issuances in the future for consideration per share that is less than the then current exercise price.
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
Sources of Cash
In the past five years, we have funded our operations from several sources, including public and private offerings of equity, issuance of debt and convertible debentures, sales of assets, our senior secured $25 million credit facility and net cash obtained in connection with acquisitions. On November 13, 2007, we completed a public offering of 16,000,000 shares of common stock that generated $40.8 million of cash, net of commissions and expenses. As of March 29, 2008, we held $54.7 million in cash and cash equivalents, restricted cash and short term investments. Based on these balances, and amounts expected to be available under our senior secured $25 million credit facility, under which advances are available based on a percentage of accounts receivable at the time the advance is requested, we believe we have sufficient financial resources in order to operate as a going concern through at least the quarter ending March 28, 2009. We may need to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt or selling certain non-core businesses. In the event we choose to raise additional funds, there can be no guarantee of our ability to raise those additional funds on terms acceptable to us, or at all.

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
Pursuant to the terms of the Credit Agreement, borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 2.75 percentage points or the prime rate plus 1.25 percentage points. In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and re-borrowed any time until maturity, which is August 2, 2009. A termination of the commitment line any time prior to August 2, 2008 will subject the Borrowers to a prepayment premium of 1.0% of the maximum revolver amount.
The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $1 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA and judgments, and a change of control default. The Credit Agreement contains negative covenants applicable to the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of EBITDA (if the Borrowers have not maintained “minimum liquidity” defined as $30 million of qualified cash and excess availability, each as also defined in the Credit Agreement), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the Borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates. As of March 29, 2008, we have $2.0 million in outstanding borrowings and there were $5.2 million in outstanding letters of credits with vendors and landlords secured under this Credit Agreement and we were in compliance with all covenants under the Credit Agreement.
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
Future Cash Requirements
As of March 29, 2008, we held $54.7 million in cash and cash equivalents, restricted cash and short term investments. Based on these balances, and amounts expected to be available under the Credit Agreement, which are based on a percentage of “qualified accounts receivable” at the time the advance is requested, we believe we have sufficient financial resources in order to operate as a going concern through at least the quarter ended March 28, 2009. In the future we may need to raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt or selling certain non core businesses. In the event we choose to raise additional finds, there can be no guarantee of our ability to raise those additional funds on terms acceptable to us, or at all.
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
Risk Management—Foreign Currency Risk
We are exposed to fluctuations in foreign currency exchange rates. As our business has become multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States in 2004, and our movement of certain functions, including assembly and test operations, from the United Kingdom to China, in the future, we expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese Yuan and the Swiss franc, in which we pay expenses in connection with operating our facilities in Shenzhen, China, and Zurich, Switzerland, respectively. To the extent the exchange rate between the U.S. dollar and the Chinese Yuan were to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of March 29, 2008, we held 15 foreign currency forward exchange contracts with a nominal value of $12.5 million, which included put and call options which expire, or expired, at various dates from April 2008 to December 2008. During the nine month period ended March 29, 2008, we recorded a net gain of $0.3 million in our statement of operations in connection with foreign exchange contracts that expired during that period. As of March 29, 2008, we recorded an unrealized loss of $0.1 million to other comprehensive income in connection with marking these contracts to fair value.
Contractual Obligations
During the quarter ended March 29, 2008, there have been no material changes to the contractual obligations disclosed as of June 30, 2007 in our Annual Report on Form 10-K filed with the SEC on August 31, 2007.
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
We indemnify each of our directors and certain employees as permitted by law, and have entered into indemnification agreements with our directors and senior officers. We have not recorded a liability associated with these indemnification arrangements as we historically have not incurred any costs associated with such obligations and do not expect to in the future. Costs associated with such obligations may be mitigated, in whole or in part, by insurance coverage that we maintain.
We also have indemnification clauses in various contracts that we enter into in the normal course of business, such as guarantees or letters of credit issued by our commercial banks in favor of several of our suppliers or indemnification clauses in favor of customers in respect of liabilities they may incur as a result of purchasing our products should such products infringe the intellectual property rights of a third party. We have not historically paid out any amounts related to these obligations and do not expect to in the future; therefore, no accrual has been made for these obligations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We finance our operations through a mixture of the issuance of equity securities, operating leases, working capital and by drawing on a three year $25 million senior secured revolving credit facility under a credit agreement we entered into on August 3, 2006. Our only exposure to interest rate fluctuations is on our cash deposits and for amounts borrowed under the credit agreement. During the quarter ended December 29, 2007, we paid off $4.3 million of borrowings outstanding under our senior secured $25 million credit agreement with Wells Fargo Foothill, Inc. and then borrowed $2.0 million drawn under the credit agreement which remained outstanding as of March 29, 2008. We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts. We believe our interest rate risk is immaterial.
Foreign currency
We are exposed to fluctuations in foreign currency exchange rates. As our business has become multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States in 2004, and our movement of certain functions, including assembly and test operations, from the United Kingdom to China, in the future we expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese Yuan and the Swiss franc in which we pay expenses in connection with operating our facilities in Shenzhen, China, and Zurich, Switzerland, respectively. To the extent the exchange rate between the U.S. dollar and the Chinese Yuan were to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of March 29, 2008, we held 15 foreign currency forward exchange contracts with a nominal value of $12.5 million, which included put and call options which expire, or expired, at various dates from April 2008 to December 2008. During the nine month period ended March 29, 2008, we recorded an unrealized loss of $0.3 million to other comprehensive income in connection with marking these contracts to fair value. It is estimated that a 10% fluctuation in the dollar between March 29, 2008 and the maturity dates of these put and call options would lead to a profit of $1.3 million (U.S. dollar weakening), or loss of $1.1 million (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, as of March 29, 2008, our Chief Executive Office and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) occurred during the quarter ended March 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     On November 12, 2007, Xi’an Raysung Photonics Inc. filed a civil suit against Bookham Inc., and our wholly-owned subsidiary, Bookham Technology (Shenzhen) Co., Ltd., in the Xi’an Intermediate People’s Court in Shanxi Province of the People’s Republic of China. The complaint filed by Xi’an Raysung Photonics Inc. alleges that Bookham Inc. and Bookham Technology (Shenzhen) Co., Ltd. breached an agreement between the parties pursuant to which Xi’an Raysung Photonics Inc. had supplied certain sample components and was to supply certain components to Bookham Inc. and Bookham Technology (Shenzhen) Co., Ltd. Xi’an Raysung Photonics Inc. has increased its request that the court award damages of 20,000,000 Chinese Yuan (approximately $2.9 million based on an exchange rate of $1.00 to 7.0075 Chinese Yuan as in effect on April 22, 2008) and require that Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. pay its legal fees in connection with the suit. Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. believes they have meritorious defenses to the claims made by Xi’an Raysung Photonics Inc. and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.

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
     We have never been profitable. We have incurred losses and negative cash flows from operations since our inception. As of March 29, 2008, we had an accumulated deficit of $1,058 million.
     Our net loss for the nine month period ended March 29, 2008 was $21.5 million. Our net loss for the year ended June 30, 2007 was $82.2 million. For the year ended July 1, 2006, our net loss was $87.5 million, which included an $18.8 million loss on conversion of convertible debt and early extinguishment of debt, and an aggregate of $11.2 million of restructuring charges, partially offset by an $11.7 million tax gain. For the year ended July 2, 2005, our net loss was $248 million, which included goodwill and intangibles impairment charges of $114.2 million and restructuring charges of $20.9 million. We may not be able to achieve profitability in any future period and if we are unable to do so, we may need additional financing to execute on our current or future business strategies, which may not be available on commercially acceptable terms or at all.
We may not be able to maintain positive gross margins.
     Even though we generated positive gross margins in each of the past thirteen fiscal quarters, we have a history of negative gross margins. We may not be able to maintain positive gross margins due to, among other things, new product transitions, changing product mix or semiconductor facility under-utilization. Additionally, we must continue to reduce our costs and improve our product mix to offset price erosion on certain product categories. In particular, over the last two quarters we have introduced a family of tunable products that account for an increasing percentage of our overall product revenues. We anticipate that we will be capacity constrained in our delivery of these products for at least the next quarter due to component supply and production limitations. In addition, we have not yet achieved targeted margins on these products as we introduce them into large-scale production. Although we have plans in place both to address production constraints and improve margins in our tunable products, any failure to do so will adversely affect our financial results, including our goal to achieve cash flow positive operations.
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
     Even though the market for optical components has been gradually recovering from the industry-wide slump experienced at the beginning of the decade, particularly in the metro market segment, there continues to be excess capacity for many optical components companies, intense price competition among optical component manufacturers and continued consolidation in the industry. As a result of this excess capacity, and other industry factors, pricing pressure remains intense. The continued uncertainties in the telecommunications industry and the global economy make it difficult for us to anticipate revenue levels and therefore to make appropriate estimates and plans relating to cost management. Continued uncertain demand for optical components has had, and will continue to have, a material adverse effect on our results of operations.
We depend on a limited number of customers for a significant percentage of our revenues.
     Historically, we have generated most of our revenues from a limited number of customers. For example, in the nine months ended March 29, 2008 and the fiscal year ended June 30, 2007, our three largest customers accounted for 33% and 41% of our revenues, respectively. Revenues from any of our major customers may decline or fluctuate significantly in the future. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers or other existing customers.
     Historically, Nortel Networks has been our largest customer. Sales to Nortel Networks accounted for 14%, 20% and 48% of our revenues for the nine month period ended March 29, 2008 and the years ended June 30, 2007 and July 1, 2006, respectively. Through December 2006, sales of our products to Nortel Networks were made pursuant to the terms of a supply agreement. Certain minimum purchase obligations and favorable pricing provisions within that supply agreement expired in December 2006 as a result of which Nortel Networks is no longer obligated to buy any of our products. Revenues from Nortel Networks decreased to $3.1 million in the quarter ended March 31, 2007 from $14.5 million in the quarter ended December, 30, 2006. Even though revenues from Nortel Networks increased from $3.1 million in the quarter ended March 31, 2007 to $7.6 million in the quarter ended June 30, 2007, and have since been $8.3 million, $8.8 million and $7.9 million in the quarters ended September 29, 2007, December 29, 2007 and March 29, 2008, respectively, as with other major customers, revenues from Nortel may decline or fluctuate significantly in the future. Our inability to replace these revenues will have an adverse impact on our business and results of operations.
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
     Our financial results have been materially impacted by foreign currency fluctuations and our future financial results may also be materially impacted by foreign currency fluctuations. At certain times in our history, declines in the value of the U.S. dollar versus the U.K. pound sterling have had a major negative effect on our profit margins and our cash flow. Despite our change in domicile from the United Kingdom to the United States in 2004 and the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, a significant portion of our expenses are still denominated in U.K. pounds sterling and substantially all of our revenues are denominated in U.S. dollars. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and pay expenses will continue to have a material effect on our operating results. For example, from September 30, 2007 to March 29, 2008 the Swiss Franc has appreciated 18.0% relative to the U.S. dollar, and could continue to appreciate in the future. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese Yuan vary more significantly than it has to date.
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
     We are taking advantage of the comparatively low costs of operating in China. We have recently transferred substantially all of our assembly and test operations, chip-on-carrier operations and manufacturing and supply chain management operations to our facility in Shenzhen, China, and have also transferred certain iterative research and development related activities from the U.K. to Shenzhen, China. We are also planning to transfer certain manufacturing operations of our San Jose, California based photonics business to our Shenzhen facility. To be successful in China we will need to:
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
     Over the past nine years, we have enacted a series of restructuring plans and cost reduction plans designed to reduce our manufacturing overhead and our operating expenses. In 2001, we reduced manufacturing overhead and our operating expenses in response to the initial decline in demand in the optical components industry. In connection with our acquisitions of Nortel Networks’ optical components business in November 2002 and New Focus in March 2004, we enacted restructuring plans related to the consolidation of our operations, which we expanded in September 2004 to include the transfer of our main corporate functions, including consolidated accounting, financial reporting, tax and treasury, from Abingdon, U.K. to our U.S headquarters in San Jose, California.
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
     On January 31, 2007, we adopted an overhead cost reduction plan which included workforce reductions, facility and site consolidation of our Caswell, U.K. semiconductor operations within our existing U.K. facilities and the transfer of certain research and development activities to our Shenzhen facility. As of March 29, 2008, we had incurred expenses of $7.7 million with respect to this cost reduction plan, the substantial portion being personnel severance and retention related expenses. This plan is now substantially complete. As a result of the completion of this plan, we have saved approximately $8 million per fiscal quarter in expenses when compared to the quarter ended December 30, 2006. Any remaining expenses, which we expect to be less than $0.1 million, are expected to be incurred and paid by the end of our fiscal quarter ending December 27, 2008.
     We plan on taking further advantage of the relatively lower costs in our Shenzhen facility by transferring most of the manufacturing operations of our San Jose, California based photonics and solution business to Shenzhen over the next two to three quarters, with related charges expected to be approximately $1.0 million, with anticipated cost savings of approximately $0.75 million a quarter upon completion, compared to the quarter ended March 29, 2008. The substantial portion of these charges is expected to be for personnel related severance and retention costs.
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
     Most of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Our manufacturing lines have passed our qualification standards, as well as our technical standards. However, our customers also require that we pass their specific qualification standards and that we, and any subcontractors that we may use, be registered under international quality standards. In addition, we have in the past, and may in the future, encounter quality control issues as a result of relocating our manufacturing lines or introducing new products to fill production. We may be unable to obtain customer qualification of our manufacturing lines or we may experience delays in obtaining customer qualification of our manufacturing lines. Such delays or failure to obtain qualifications would harm our operating results and customer relationships.
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
     Companies in the industry in which we operate frequently receive claims of patent infringement or infringement of other intellectual property rights. We have, from time to time, received such claims, including from competitors and from companies that have substantially more resources than us. One such claim was received from JDS UniphaseCorp, or JDSU, and in response, on March 3, 2008, we filed a complaint in the United States District Court for the Northern District of California, asking for, among other things, a declaratory judgment of non-infringement and invalidity related to the patent which JDSU raised in its claim to us. Third parties may in the future assert claims against us concerning our existing products or with respect to future products under development. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. If we do infringe a third party’s rights, we may need to negotiate with holders of those rights relevant to our business. We have from time to time received notices from third parties alleging infringement of their intellectual property and where appropriate have entered into license agreements with those third parties with respect to that intellectual property. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur significant costs and diversion of our resources. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements that require payment of significant royalties that could adversely affect our ability to price our products profitably.
If we fail to obtain the right to use the intellectual property rights of others necessary to operate our business, our ability to succeed will be adversely affected.
     Certain companies in the telecommunications and optical components markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and our competitors. Optical component suppliers may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us. In the future, we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit or prohibit our production and sale of existing products and our development of new products for our markets. Licenses granting us the right to use third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results. Our larger competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage.
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
     For the nine months ended March 29, 2008 and the years ended June 30, 2007, July 1, 2006 and July 2, 2005, 24%, 23%, 21%, and 28% of our revenues, respectively, were derived in the United States and 76%, 77%, 79%, and 72% of our revenues, respectively, were derived outside the United States. We are subject to additional risks related to operating in foreign countries, including:
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
     We have significantly reduced the number of employees and scope of our operations because of declining demand for certain of our products and continue to reduce our headcount in connection with our on going restructuring and cost reduction efforts. During periods of growth or decline, management may not be able to sufficiently coordinate the roles of individuals to ensure that all areas of our operations receive appropriate focus and attention. If we are unable to manage our headcount, manufacturing capacity and scope of operations effectively, the cost and quality of our products may suffer, we may be unable to attract and retain key personnel and we may be unable to market and develop new products. Further, the inability to successfully manage a more geographically diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.
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
     Similar to other technology companies, we rely upon our ability to use stock options and other forms of equity-based compensation as key components of our executive and employee compensation structure. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels (or develop alternative compensation structures) in order to retain our key employees. Accounting rules relating to the expensing of equity compensation may cause us to substantially reduce, modify, or even eliminate, all or portions of our equity compensation programs which may, in turn, prevent us from retaining or hiring qualified employees.
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
     The Amended Class Action Complaint asserts claims under certain provisions of the securities laws of the United States. It alleges, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Class Action Complaint seeks unspecified damages (or; in the alternative; rescission for those class members who no longer hold our or New Focus common stock), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the Individual Defendants were dismissed, without prejudice, from the action subject to their execution of tolling agreements. In July 2002, all defendants filed Motions to Dismiss the Amended Class Action Complaint. The motion was denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.
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
     On November 12, 2007, Xi’an Raysung Photonics Inc. filed a civil suit against Bookham Inc., and our wholly-owned subsidiary, Bookham Technology (Shenzhen) Co., Ltd., in the Xi’an Intermediate People’s Court in Shanxi Province of the People’s Republic of China. The complaint filed by Xi’an Raysung Photonics Inc. alleges that Bookham Inc. and Bookham Technology (Shenzhen) Co., Ltd. breached an agreement between the parties pursuant to which Xi’an Raysung Photonics Inc. had supplied certain sample components and was to supply certain components to Bookham Inc. and Bookham Technology (Shenzhen) Co., Ltd. Xi’an Raysung Photonics Inc. has increased its request that the court award damages of 20,000,000 Chinese Yuan (approximately

$2.9 million based on an exchange rate of $1.00 to 7.0075 Chinese Yuan as in effect on April 22, 2008) and require that Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. pay its legal fees in connection with the suit. Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. believes they have meritorious defenses to the claims made by Xi’an Raysung Photonics Inc. and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
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
     We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Our certificate of incorporation and bylaws contain provisions relating to the limitations of liability and indemnification of our directors and officers, dividing our board of directors into three classes of directors serving staggered three year terms and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders. All of these provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.
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
Item 4. Submission of Matters to a Vote of Security Holders.
None
Item 6. Exhibits
     See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKHAM, INC.
May 5, 2008	By:	/s/ Stephen Abely
Stephen Abely
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX
DOUG AND KATE TO COMMENT ON ANY OTHER EXHIBITS NEEDED.

Exhibit
Number	Description of Exhibit

10.1	Form of Executive Severance and Retention Agreement between the Registrant and its Executive Officers.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.