Form 10-K
period 2008-06-28
BOOKHAM, INC.
filed 2008-09-05
CIK 1110647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: June 28, 2008
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
Registrant’s telephone number, including area code:
408-383-1400
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common stock, par value $0.01 per share	NASDAQ Global Market
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐       No ☑
     The aggregate market value of the common stock held by non-affiliates of the registrant was $234,904,050 based on the last reported sale price of the registrant’s common stock on December 28, 2007 as reported by the NASDAQ Global Market ($2.29 per share). As of August 27, 2008, there were 101,304,417 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s proxy statement for its 2008 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after registrant’s fiscal year ended June 28, 2008. With the exception of the sections of the registrant’s 2008 proxy statement specifically incorporated herein by reference, the registrant’s 2008 proxy statement is not deemed to be filed as part of this Form 10-K.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 28, 2008

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
PART I
Item 1. Business
     We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. Due to its advantages of higher capacity and transmission speed, optical transmission has become the predominant technology for large-scale communications networks. Our primary operating segment, which we refer to as our telecom segment, addresses the optical communications market. Our remaining product lines, which comprise our non-telecom segment, leverage the resources, infrastructure and expertise of our telecom segment to address certain other optics and photonics markets, such as material processing, inspection and instrumentation, and research and development.
     Innovation at the component level has been a primary enabler of optical networking, facilitating increased transmission capacity, improving signal quality and lowering cost. Optical communications equipment vendors initially developed and manufactured their own optical components. For a variety of industry-related reasons, many of the larger optical equipment vendors have sold, eliminated or outsourced their internal component capabilities and now rely on third-party sources to meet their optical component needs. In the absence of significant internal component technology expertise or manufacturing capability, communications equipment vendors have become more demanding of their component suppliers, including Bookham, seeking companies with broad technology portfolios, component innovation expertise, advanced manufacturing capabilities, the ability to provide more integrated solutions and financial strength.
     Although many of our competitors have in recent years outsourced their own manufacturing capabilities, in whole or in part, we have maintained a vertically integrated approach. By leveraging our own in-house manufacturing capabilities we are able to support and control all phases of the development and manufacturing process from chip creation to component design and all the way through module and subsystem production. In particular our wafer fabrication facilities, we believe, positions us to introduce product innovations delivering optical network cost and performance advantages to our customers. We also believe that our in-house control of this complete process provides us with the opportunity to respond more quickly to changing customer requirements, allowing our customers to improve the time it takes them to deliver products to market, and that our ability to deliver innovative technologies in a variety of form factors ranging from chip level to module level to subsystem level, allows us to address the needs of a broad base of potential customers regardless of their desired level of product integration or complexity.
     We also believe our advanced chip and component design and manufacturing facilities would be very expensive to replicate. On-chip, or monolithic, integration of functionality is more difficult to achieve without control over the production process, and requires advanced process know-how and equipment. Although the market for optical integrated circuits is still in its early stages, it shares many characteristics with the semiconductor market, including the positive relationship between the number of features integrated on a chip, the wafer size and the cost and sophistication of the fabrication equipment. For this reason, we believe our 3-inch wafer indium phosphide, or InP, semiconductor fabrication facility in Caswell, U.K. provides us a competitive advantage by allowing us to increase the complexity of the optical circuits that we design and manufacture, and the integration of photonics components within smaller packages, without the relatively high cost, power and size issues associated with less integrated solutions. We believe that our pump laser gallium arsenide semiconductor fabrication facility in Zurich, Switzerland is one of the few facilities in the world offering the 980 nanometer pump laser diode capability required for most metro and long haul optical amplification solutions. We also believe that our Shenzhen, China assembly and test operation constitutes a leading manufacturing facility which has allowed us to reduce costs, improve processing efficiencies, respond to changes in customer requirements and reduce time to market for ourselves and our customers by reducing design turnaround time. We also believe that leveraging our investment in these advanced telecom facilities to manufacture and support products in our non-telecom segment represent a competitive opportunity within certain of the non-telecom markets we serve.

     We intend to draw upon our internal development and manufacturing capability to continue to create innovative solutions for our customers. We are currently delivering a range of tunable products that include an InP tunable laser chip, 10 gigabyte per second, or Gb/s, iTLA tunable laser, a 10Gb/s iTTA transmitter module and a 10Gb/s SFF tunable transponder. Tunable products provide customers with the opportunity to reduce their inventory levels and their order lead time, and we believe this is one of the technologies enabling what is becoming known as the agile network. We believe we are gaining share in the 10Gb/s tunable product markets. We are also delivering chips and packages performing at 40Gb/s data rate operations for integration in our customers’ products, and are developing additional products targeted at the 40Gb/s data rate, including products with tunable characteristics. We have recently announced our demonstration of a 40Gb/s tunable transmitter assembly designed to meet price points we believe will enable cost-effective deployment of 40Gb/s transmission in metro networks. We plan to extend our offerings to operations requiring even higher data rates over time. We believe our 10Gb/s indium phosphide mach-zender transmitter, which demonstrates the advantages of our InP photonic integration, is the only transmitter of its kind on the market today, and we are currently the sole-source supplier to a number of customers.
     In developing and growing our telecom segment, we acquired and integrated a number of optical components companies and businesses from 2002 through 2004, including those of Nortel Networks Corporation, which we refer to as Nortel Networks, Marconi Optical Components Limited, which we refer to as Marconi, and the assets and liabilities of Cierra Photonics. These acquisitions, in particular Nortel Networks and Marconi, significantly increased our telecom product portfolio and manufacturing expertise, and we believe we have since enhanced our existing relationships with leading optical systems vendors. We have completed the integration of these acquired businesses and companies, and in the process have in recent years taken significant steps to rationalize production capacity, adjust headcount and restructure resources to reduce manufacturing and operating overhead expenses.
     Since the acquisition of Nortel Networks Optical Components, or NNOC, in 2002, we have diversified our revenue base by increasing our revenues from customers other than Nortel Networks, on both an absolute basis and as a percentage of total revenues. This has been one of our key strategic objectives. For example, in our fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006, our revenues from customers other than Nortel Networks were $200.3 million, $162.9 million and $121.2 million of our total revenues, respectively, which represented increases of 23% in 2008 compared to 2007 and 34% in 2007 compared to 2006.
     In 2004 we acquired New Focus, Inc., a photonics and microwave company, and in 2006 we acquired Avalon Photonics AG, a VCSEL company, and both are now important components of our non-telecom business segment.
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
     We maintain a web site with the address www.bookham.com. Our web site includes links to our Code of Business Conduct and Ethics and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters. We did not waive any provisions of our Code of Business Conduct and Ethics during the year ended June 28, 2008. If we amend, or grant a waiver under, our Code of Business Conduct and Ethics that applies to our principle executive officer, principle financial or accounting officer, or persons performing similar functions, we intend to post information about such amendments or waivers on our website. We are not including the information contained in our web site or any information that may be accessed through our web site as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our web site, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.
Industry Background
     In the 1990s, telecommunications network vendors and data communications vendors increasingly incorporated optical systems into communications infrastructures, taking advantage of the ability of fiber optic systems to support dramatically greater bandwidths than traditional copper networks. Widespread adoption of fiber optic systems has significantly improved the ability of these networks to transmit and manage the high volume of voice, video and data traffic generated in recent years by the growth of the Internet and other innovative communications technologies. The continuing build-out of fiber optic networks requires optical components that generate, detect, amplify, combine and separate light signals as they are transmitted.
     The business climate for telecommunications companies became less favorable in late 2000, as network service providers began to experience significant financial difficulties. Many equipment providers stopped buying components, which severely affected optical component manufacturers, who were left with significant inventories, excess production capacity and cost structures not aligned with industry demand levels. In response to these conditions, optical component suppliers reduced manufacturing and operating cost overheads dramatically in order to sustain their businesses during a period of reduced demand and to achieve cost efficiencies required to meet their customers’ pricing objectives, and certain optical systems vendors divested, or closed, their own optical components businesses. As a result, these optical systems vendors began seeking component suppliers with a depth of technology expertise, a breadth of product portfolio and access to manufacturing capabilities no longer existing within their own organizations. These conditions have all contributed to significant consolidation among optical component suppliers. We played an active role in this industry consolidation, acquiring the optical components businesses of Nortel Networks and Marconi, both in 2002, among others. We believe that the trend toward consolidation will continue, providing companies positioned as consolidators with the opportunity to capture increased market share and to improve profitability through increased capacity utilization and other operating efficiencies.
     Since early 2004, the optical components market has in general showed recovery, driven by increased capacity requirements for optical networks driven by new applications such as video-on-demand and broadband, by customers and service providers with stronger balance sheets, by an expanding global economy and by regulatory changes that spurred competition among providers of voice, video and data services. There are four particular drivers which we believe are contributing to growth in this market: (i) wireless and wire-line spending by telecommunications networking equipment companies, (ii) the introduction of new, more cost-effective product technologies, such as tunable products, (iii) the expansion of optical networking in the metro space, driven by the build out of broadband access networks such as fiber-to-the-home initiatives and (iv) the growing competition among cable network operators offering voice, video and data services and traditional telephony service providers which results in increased utilization of optical networking technologies, including the long-haul backbone where many of our product offerings are utilized.
     In addition, optical technologies originally developed for the communications industry, such as high-power lasers, are also being deployed in a variety of non-telecom applications. We believe that optical component suppliers have the opportunity to leverage their existing research and development expertise into non-telecom markets that are less subject to the cycles of the telecommunications industry.
Our Strategy
     Our goal is to maintain and enhance our position as a leading provider of optical component, module and subsystem solutions for telecommunications providers while also broadening our leadership into new markets by:
•	Leveraging broad product portfolio and technology expertise. We believe that our broad product portfolio positions us to increase our penetration of existing customers and gives us a competitive advantage in winning new customers. In addition, we intend to continue to apply our optical component technologies to opportunities in other, non-telecommunications markets, including material processing, inspection and instrumentation, and research and development, where we believe the use of those technologies is expanding.

•	Providing more comprehensive and technologically advanced solutions. We intend to continue to invest in innovative component level technologies that we believe will allow us to be a market leader in terms of quality, price and performance. We also plan to leverage our component level technologies into a series of components, modules and subsystems, enabling us to meet our customers’ growing demand for complete solutions.

•	Continuing to improve cost structure. We intend to continue to focus on managing our variable costs through yield improvements, labor productivity gains, component substitutions and aggressive supply chain management, including the sourcing of certain internal manufacturing and other operations to our lower cost Shenzhen facility when appropriate.

•	Selectively pursuing acquisitions. As we have done in the past, we will continue to consider the use of acquisitions as a means to enhance our scale, obtain critical technologies and enter new markets.
Our Product Offerings
     We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals with primary application in fiber optic telecommunications networks. We have significant expertise in technology such as III-V optoelectronic semiconductors utilizing InP and gallium arsenide substrates, thin film filters and micro-optic assembly and packaging technology. In addition to these technologies, we also have electronics design, firmware and software capabilities to produce transceivers, transponders, optical amplifiers and other value-added subsystems.
     Telecom Products
     Our telecom products provide functionality for the various elements within the optical networking system from transmitting to receiving light signals, and include products that generate, detect, amplify, combine and separate light signals. Our product offerings, which are principally aimed at the metro and long-haul telecommunications marketplace, include:

•	Transmitters. Our transmitter product lines include products with fixed and tunable wavelength designed for both long-haul and metro applications at 2.5 Gb/s and 10 Gb/s. This product line includes lasers that are either directly or externally modulated depending on the application.

•	Transceivers. Our small form factor pluggable transceiver portfolio includes SFP products operating at 2.5 Gb/s and XFP products operating at 10 Gb/s.

•	Transponder modules. Our transponder modules provide both transmitter and receiver functions. A transponder includes electrical circuitry to control the laser diode and modulation function of the transmitter as well as the receiver electronics.

•	Tunable lasers and transmitter modules. Our tunable laser products include discrete lasers and co-packaged laser modulators to optimize performance and reduce the size of the product. Our tunable products includes an InP tunable laser chip, a 10Gb/s iTLA tunable laser, a 10Gb/s iTTA transmitter module, and a SFF tunable transponder. We also supply our tunable components into our customers 40Gb/s products, and are developing technology to deliver wide band electronic tunability into our own products at data rates of 40Gb/s and beyond.

•	Receivers. Our portfolio of discrete receivers for metro and long-haul applications at 2.5 Gb/s and 10 Gb/s includes avalanche photodiode, or APD, preamp receivers, as well as photodiode, or PIN, preamp receivers, and PIN and APD modules and products that feature integrated attenuators.

•	Amplifiers. Erbium doped fiber amplifiers, or EDFAs, are used to boost the brightness of optical signals and offer compact amplification for ultra long-haul, long-haul and metro networks. We offer a semi-custom product portfolio of multi-wavelength amplifiers from gain blocks to full card level or subsystem solutions designed for use in wide bandwidth wave division multiplexing, or WDM, optical transmission systems. We also offer lower cost narrow band mini-amplifiers.

•	Pump laser chips. Our 980 nanometer pump laser diodes are designed for use as high-power, reliable pump sources for EDFAs in terrestrial and undersea, or submarine, applications. Uncooled modules are designed for low-cost, reliable amplification for metro, cross-connect or other single/multi channel amplification applications, and submarine applications.

•	Thin Film Filters. Our thin film filter, or TFF, products are used for multiplexing and demultiplexing optical signals within dense WDM transmission systems. In addition to this, TFF products are used to attenuate and control light within our amplifier product range.
     Non-Telecom Products
     The optical technology originally developed for the telecommunications industry is increasingly being deployed in other markets, such as industrial, consumer display and life sciences, in addition to the test and measurement market where it has been deployed for some time. Advancements in laser technology have improved the cost, size and power of devices, making them more suitable for non-telecommunications applications. Our non-telecom product offerings include:
•	Photonics and Microwave Products. In the area of photonics and microwave solutions, we sell two primary product families to diversified markets such as research institutions and semiconductor capital equipment manufacturers as follows:
•	Advanced photonic tools principally used for generating, measuring, moving, manipulating, modulating and detecting optical signals.

•	Tunable lasers for test and measurement applications.
•	High Powered Laser Products. We currently market our advanced pump laser technology for material processing and printing applications.

•	Thin Film Filter Products. We deploy our optical TFF technology to markets outside of telecommunications, with applications available in the life sciences, biotechnology and consumer display industries.

•	VCSEL Products. We sell low power polarized products for mouse and datacom applications.
Customers, Sales and Marketing
     We operate in two business segments: (i) telecom and (ii) non-telecom. Telecom relates to the design, development, manufacture, marketing and sale of optical component products to telecommunications systems vendors. Non-telecom relates to the design, manufacture, marketing and sale of optics and photonics solutions for markets including material processing, inspection and instrumentation, and research and development.

     The following table sets forth our revenues by segment for the periods indicated:

	Years Ended
	June 28,	June 30,	July 1,
	2008	2007	2006
	(In millions)
Revenues:
Telecom	$176.9	$153.8	$206.0
Non-telecom	58.6	49.0	25.6

Consolidated revenues	$235.5	$202.8	$231.6

     For additional information on the telecom and non-telecom segments, see Note 12 — “Segments of an Enterprise and Related Information” to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.
     We believe it is essential to maintain a comprehensive and capable direct sales and marketing organization. As of June 28, 2008, we had an established direct sales and marketing force of 94 people for all of our products sold in the U.K., China, France, Germany, Switzerland, Canada, Italy and the U.S.
     In addition to our direct sales and marketing organization, we also sell and market our products through international sales representatives and resellers that extend our commercial reach to smaller geographic locations and customers that are not currently covered by our direct sales and marketing efforts.
     Our non-telecom products targeted at research applications are also sold under the New Focus brand name through catalogs and on-line via our website at www.newfocus.com.
     Our telecom products and many of our non-telecom products typically have a long sales cycle. The period of time between our initial contact with a customer to the receipt of an actual purchase order is frequently a year or more. In addition, many customers perform, and require us to perform, extensive process and product evaluation and testing of components before entering into purchase arrangements.
     We offer support services in connection with the sale and purchase of certain products, primarily consisting of customer service and technical support. Customer service representatives assist customers with orders, warranty returns and other administrative functions. Technical support engineers provide customers with answers to technical and product-related questions. Technical support engineers also provide application support to customers who have incorporated our products into custom applications.
     In 2002, when we acquired the optical components business of Nortel Networks, Nortel Networks entered into a supply agreement with us which specified a minimum amount of products to be purchased from us. This supply agreement was amended three times. Pursuant to the second addendum to our supply agreement, Nortel Networks issued non-cancelable purchase orders, based on revised pricing, totaling approximately $100 million, for certain products to be delivered through March 2006, which included $50 million of products we were discontinuing. Pursuant to the third addendum to the supply agreement, Nortel Networks was obligated to purchase $72 million of our products. These obligations expired in December 2006. Our revenues from Nortel Networks were $35.2 million, $39.9 million and $110.5 million in the fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006, respectively. These revenues from Nortel Networks represented 15%, 20% and 48% of our total revenues in the fiscal year ended June 28, 2008, June 30, 2007 and July 1, 2006, respectively. While Nortel Networks is no longer subject to minimum purchase obligations, we expect Nortel Networks to continue to be a significant customer for the foreseeable future.
     One of our strategic objectives has been to increase our telecom revenues from customers other than Nortel Networks. Excluding revenues from Nortel Networks, our telecom segment revenues increased to $141.7 million in the fiscal year ended June 28, 2008, from $114.0 million in the fiscal year ended June 30, 2007, and to $114.0 million in the fiscal year ended June 30, 2007 from $85.0 million, in the fiscal year ended July 1, 2006.
     Huawei Technologies Co., Ltd. accounted for 11% of our total revenue in the fiscal year ended June 28, 2008 and Cisco Systems, Inc., accounted for 12% of our revenue in the fiscal year ended June 30, 2007.
     We principally sell our telecom products to telecommunications systems and components vendors, as well as to customers in data communications, military and aerospace. Customers for our non-telecom products include semiconductor capital equipment manufacturers, life-sciences companies, industrial printing companies, and consumer electronics components companies, as well as academic, military and governmental research institutions that engage in advanced research and development activities.

     The following table sets forth our revenues by geographic region for the periods identified, determined based on the country shipped to:

	Years Ended
	June 28,	June 30,	July 1,
	2008	2007	2006
	(In millions)
United States	$59.5	$46.0	$47.8
Canada	39.1	56.1	107.4
China	59.1	37.7	27.8
Europe	47.6	34.4	28.8
Asia other than China	22.4	25.2	15.6
Rest of the World	7.8	3.4	4.2

Total revenues	$235.5	$202.8	$231.6

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
Intellectual Property
     We believe that our proprietary technology provides us with a competitive advantage, and we intend to continue to protect our technology, as appropriate, including design, process and assembly aspects. We believe that our intellectual property portfolio is a strategic asset that we can use to develop our own sophisticated solutions and applications, or in conjunction with the technologies of the companies with whom we collaborate, for use in optical networking. Our intellectual property portfolio includes technology that we obtained from our acquisitions of businesses and companies in addition to our own internally developed technology. Our expertise in applications and process engineering is supplemented by the know-how of personnel who joined us as a result of these acquisitions. We believe that the future success of our business will depend on our ability to translate our intellectual property portfolio and the technological expertise and innovation of our personnel into new and enhanced products.
     As of June 28, 2008, we held 249 U.S. patents and 69 non-U.S. patents, and we had approximately 147 patent applications pending in various jurisdictions. The patents we currently hold expire at various times between 2008 and 2026. We maintain an active program designed to identify technology appropriate for patent protection. We require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individuals during their work for us and require that all proprietary information disclosed remain confidential. While such agreements are intended to be binding, we may not be able to enforce these non-disclosure and proprietary rights agreements in all jurisdictions.
     Although we continue to take steps to identify and protect our patentable technology and to obtain and protect proprietary rights to our technology, we cannot be certain the steps we have taken will prevent misappropriation of our technology. We may, as appropriate, take legal action to enforce our patents and trademarks and otherwise to protect our intellectual property rights, including our trade secrets, which may not be successful. In the future, situations may arise in which we may decide to grant licenses to third parties to certain of our proprietary technology in which case other parties will be able to exploit our technology in the marketplace.
     For example, on March 4, 2008, we filed a declaratory judgment complaint captioned Bookham, Inc. v. JDS Uniphase Corp. and Agility Communications, Inc., Civil Action No. 5:08-CV-01275-RMW, in the United States District Court for the Northern District of California, San Jose Division. Our complaint seeks declaratory judgments that our tunable laser products do not infringe any valid, enforceable claim of U.S. Patent Nos. 6,658,035, 6,654,400, 6,687,278, and that all claims of the aforementioned patents are invalid and unenforceable. Our complaint also contains affirmative claims for relief against JDS Uniphase Corp. and Agility Communications, Inc. for statutory unfair competition, and for intentional interference with economic advantage.
     On July 21, 2008, JDS Uniphase Corp. and Agility Communications, Inc. answered our complaint and asserted counterclaims against Bookham for infringement of U.S. Patent Nos. 6,658,035, 6,654,400, 6,687,278, which JDS Uniphase Corp. acquired from Agility Communications, Inc. The counterclaims are focused on our tunable laser product line, but no disclosure of particular alleged infringing products has yet been made. JDS Uniphase Corp. seeks unspecified compensatory damages, treble damages and attorney fees from Bookham, and an order enjoining Bookham from future infringement of the patents-in-suit. No litigation schedule or trial date has yet been set. Any adverse ruling by the court, including an injunction that could prohibit us from using the technology covered by the patents in our products, or prolonged litigation may have an adverse effect on our business and any resolution may not be in our favor.

Research and Development
     We believe that continued focus on the development of our technology is critical to our future competitive success. Our goal is to expand and develop our line of telecom products, particularly in the area of wideband tunable products, expand and develop our line of non-telecom products and technologies for use in a variety of different applications, enhance our manufacturing processes to reduce production costs, provide increased device performance and reduce product time to market.
     We have significant expertise in optical technologies such as optoelectronic semiconductors utilizing InP and gallium arsenide substrates, thin film filters and micro-optic assembly and packaging technology. In addition to these technologies, we also have electronics design, firmware and software capabilities to produce transceivers, transponders, optical amplifiers and other value-added subsystems. We at times will also consider supplementing our in-house technical capabilities forms of strategic alliances or technology development arrangements with third parties when we deem appropriate. We spent $32.6 million, $43.0 million and $42.6 million on research and development during the years ended June 28, 2008, June 30, 2007, and July 1, 2006, respectively. As of June 28, 2008, our research and development organization comprised 153 people.
     Our research and development facilities in Paignton and Caswell, U.K., Santa Rosa and San Jose, California, Zurich, Switzerland, Shenzhen, China and Ottawa, Canada include computer-aided design stations, modern laboratories and automated test equipment. Our research and development organization has optical and electronic integration expertise that facilitates meeting customer-specific requirements as they arise.
Manufacturing
     Our manufacturing capabilities include fabrication processing operations for InP substrates, gallium arsenide substrates and thin film filters, including clean room facilities for each of these fabrication processes, along with assembly and test capability and reliability/quality testing. We utilize sophisticated semiconductor processing equipment in these operations, such as epitaxy reactors, metal deposition systems, and photolithography, etching, analytical measurement and control equipment. Our assembly and test facilities include specialized automated assembly equipment, temperature and humidity control and reliability and testing facilities.
     We lease a facility which houses our advanced 3-inch wafer InP semiconductor fabrication operation, which we believe is one of our key competitive differentiators. This facility is located in Caswell U.K. and is leased pursuant to a 20 year lease, commencing in March 30, 2006, with an option to extend an additional 5 years after the initial 20 year period and for additional 2 year increments indefinitely after the initial 25 year period. We previously owned this facility, but in March 2006 we sold it to a subsidiary of Scarborough Development as a part of a sale-leaseback arrangement. For additional information about the sale-leaseback arrangement of the Caswell facility, (see Note 6 — “Commitments and Contingencies — Caswell Sale-Leaseback” to our consolidated financial statements, appearing elsewhere in this annual report on Form 10-K). We also have assembly and test facilities in Shenzhen, China and San Jose, California. We have a wafer fabrication facility in Zurich, Switzerland, and a thin film filter manufacturing facility in Santa Rosa, California. In 2004, we implemented a restructuring plan which included the transfer of a majority of our assembly and test operations from Paignton to Shenzhen in order to take advantage of the comparatively low manufacturing costs in China. The transfer of assembly and test operations from our Paignton facility was completed in the quarter ended March 31, 2007.. In calendar 2007 we consolidated certain activities within our Caswell, U.K. wafer facility in an effort to rationalize our capacity to match our near term fabrication requirements. We are currently transferring the manufacturing operations and processes of certain of our non-telecom products from our San Jose, California facility to our Shenzhen facility, in order to take advantage of the comparatively low manufacturing costs in China, and we expect this transfer to be substantially complete in the quarter ended December 27, 2008.
Long-Lived Tangible Assets
     The following table sets forth our long-lived tangible assets by geographic region as of the dates indicated:

	June 28,	June 30,
	2008	2007
	(In millions)
China	$20.5	$18.5
United Kingdom	6.3	9.7
Europe other than United Kingdom	4.1	3.9
United States	1.8	1.3
Canada	0.3	0.3

Total long-lived assets	$33.0	$33.7

     The following table sets forth our total assets by geographic region as of the dates indicated:
Total Assets

	June 28,	June 30,
	2008	2007
	(In millions)
United States	$65.2	$21.0
United Kingdom	61.3	58.8
China	56.3	69.6
Europe other United Kingdom	28.5	52.7
Canada	0.8	2.4

Total assets	$212.1	$204.5

Competition
     The markets for our telecom and non-telecom products are highly competitive. We believe we compete favorably with respect to the following factors:
•	product quality, performance and price;

•	on-going product evolution;

•	manufacturing capabilities; and

•	customer service and support.
     With respect to our telecom products, we also believe we compete favorably on the basis of our historical customer relationships and the breadth of our product lines.
     Although we believe that we compete favorably with respect to these factors, there can be no assurance that we will continue to do so. We encounter substantial competition in most of our markets, although no one competitor competes with us across all product lines or markets.
     We believe that our principal competitors in telecom are the major suppliers of optical components and modules, including both vendors selling to third parties and components companies owned by large telecommunications equipment manufacturers. Specifically, we believe that our telecom segment competes against two main categories of competitors in the telecom market:
•	broad-based merchant suppliers of components, principally JDS Uniphase Corporation, Avanex Inc., Opnext, Inc., Optium Corporation (which has recently announced a pending merger with Finisar) and

•	vertically integrated equipment manufacturers, such as Fujitsu and Sumitomo.
     Our non-telecom segment competes with a number of companies including JDS Uniphase Corporation, Newport, and Thorlabs.
Employees
     As of June 28, 2008, we employed 2,393 persons, including 153 in research and development, 2,053 in manufacturing, 94 in sales and marketing, and 93 in finance and administration. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are good.

Item 1A. Risk Factors
     Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Annual Report on Form 10-K. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could decrease.
Risks Related to Our Business
We have a history of large operating losses and we may not be able to achieve profitability in the future.
     We have never been profitable. We have incurred losses and negative cash flows from operations since our inception. As of June 28, 2008, we had an accumulated deficit of $1,059.6 million.
     Our net loss for the year ended June 28, 2008 was $23.4 million. Our net loss for the year ended June 30, 2007 was $82.2 million. For the year ended July 1, 2006, our net loss was $87.5 million, which included an $18.8 million loss on conversion of convertible debt and early extinguishment of debt, and an aggregate of $11.2 million of restructuring charges, partially offset by an $11.7 million tax gain. We may not be able to achieve profitability in any future period and if we are unable to do so, we may need additional financing to execute on our current or future business strategies, which may not be available on commercially acceptable terms or at all.
We may not be able to maintain positive gross margins.
     We may not be able to maintain positive gross margins due to, among other things, new product transitions, changing product mix or facility under-utilization. Additionally, we must continue to reduce our costs and improve our product mix to offset price erosion on certain product categories. In particular, over the last fiscal year we have introduced a family of tunable products that account for an increasing percentage of our overall product revenues. In the quarter ended June 28, 2008 we were capacity constrained in our delivery of these products due to component supply and production limitations. In addition, we have not yet achieved targeted margins on these products as we introduce them into large-scale production. Although we have plans in place both to address production constraints and improve margins in our tunable products, any failure to do so will adversely affect our financial results, including our goal to achieve cash flow positive operations. In addition, over the next two fiscal quarters we expect to incur, in total, an additional $1 million to $1.5 million of manufacturing overhead costs in connection with our transfer of the substantial portion of our San Jose manufacturing operations to our Shenzhen site.
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
     Historically, we have generated most of our revenues from a limited number of customers. For example, in the fiscal year ended June 28, 2008 and the fiscal year ended June 30, 2007, our three largest customers accounted for 33% and 41% of our revenues, respectively. Revenues from any of our major customers may decline or fluctuate significantly in the future, which could have an adverse impact on our business and results of operations. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers or other existing customers.
We and our telecom customers depend upon a limited number of major telecommunications carriers.
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
     Our financial results have been materially impacted by foreign currency fluctuations and our future financial results may also be materially impacted by foreign currency fluctuations. At certain times in our history, declines in the value of the U.S. dollar versus the U.K. pound sterling have had a major negative effect on our profit margins and our cash flow. Despite our change in domicile from the United Kingdom to the United States in 2004 and the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, a significant portion of our expenses are still denominated in U.K. pounds sterling and substantially all of our revenues are denominated in U.S. dollars. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and or pay expenses will continue to have a material effect on our operating results. For example, from the end of our fiscal year ended June 30, 2007 to the end of our fiscal year ended June 28, 2008, the Swiss Franc has appreciated 16% relative to the U.S. dollar, and could continue to appreciate in the future. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese Yuan vary more significantly than it has to date.
     We engage in currency hedging transactions in an effort to cover some of our exposure to such currency fluctuations, and we may be required to convert currencies to meet our obligations. Under certain circumstances, these transactions could have an adverse effect on our financial condition.
We are increasing manufacturing operations in China, which exposes us to risks inherent in doing business in China.
     We are taking advantage of the comparatively low costs of operating in China. We have recently transferred substantially all of our assembly and test operations, chip-on-carrier operations and manufacturing and supply chain management operations to our facility in Shenzhen, China, and have also transferred certain iterative research and development related activities from the U.K. to Shenzhen, China. We are also transferring certain non-telecom manufacturing operations from our San Jose, California facility to our Shenzhen facility. The substantial portions of our assembly and test and related manufacturing operations are now concentrated in our single facility in China. To be successful in China we will need to:
•	qualify our manufacturing lines and the products we produce in Shenzhen, as required by our customers;

•	attract qualified personnel to operate our Shenzhen facility; and

•	retain employees at our Shenzhen facility.
     There can be no assurance we will be able to do any of these.
     Employee turnover in China is high due to the intensely competitive and fluid market for skilled labor. To operate the facility, and to the extent we are unable to retain our existing workforce, we will need to continue to hire direct manufacturing personnel, administrative personnel and technical personnel, obtain and retain required legal authorization to hire such personnel, and incur the time and expense to hire and train such personnel.

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
     We have, in the past, been advised that power may be rationed in the location of our Shenzhen facility, and were power rationing to be implemented, it could have an adverse impact on our ability to complete manufacturing commitments on a timely basis or, alternatively, could require significant investment in generating capacity to sustain uninterrupted operations at the facility, which we may not be able to do successfully.
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
     Our revenues and operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, semiconductor capital equipment, military and biotechnology markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred could vary significantly.
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
     Over the past nine years, we have enacted a series of restructuring plans and cost reduction plans designed to reduce our manufacturing overhead and our operating expenses. In 2001, we reduced manufacturing overhead and our operating expenses in response to the initial decline in demand in the optical components industry. In connection with our acquisitions of NNOC in November 2002 and New Focus in March 2004, we enacted restructuring plans related to the consolidation of our operations, which we expanded in September 2004 to include the transfer of our main corporate functions, including consolidated accounting, financial reporting, tax and treasury, from Abingdon, U.K. to our U.S. headquarters in San Jose, California.
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
     On January 31, 2007, we adopted an overhead cost reduction plan which included workforce reductions, facility and site consolidation of our Caswell, U.K. semiconductor operations within our existing U.K. facilities and the transfer of certain research and development activities to our Shenzhen facility. As of December 27, 2007, this plan was substantially complete. , We have incurred expenses of $7.7 million with respect to this cost reduction plan, the substantial portion being personnel severance and retention related expenses. As a result of the completion of this plan, we have saved approximately $8 million per fiscal quarter in expenses when compared to the quarter ended December 30, 2006.

     We plan on taking further advantage of the relatively lower operating costs in our Shenzhen facility by completing the transfer of most of the manufacturing operations from our San Jose, California non-telecom facility to Shenzhen over the next two quarters. We expect related charges to be approximately $0.8 million to $1.0 million over the next two quarters, with anticipated cost savings of approximately $0.4 to $0.5 million a quarter thereafter, compared to the quarter ended March 29, 2008, and we expect to incur approximately 1.0 million to $1.5 million of additional manufacturing overhead costs in the next two fiscal quarters in connection with this transfer. The substantial portion of the restructuring charges is expected to be for personnel related severance and retention costs.
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
     On August 10, 2005, Bookham Technology plc purchased all of the issued share capital of City Leasing (Creekside) Limited, a subsidiary of Deutsche Bank. Creekside was entitled to receivables of £73.8 million (approximately $135.8 million, based on an exchange rate of £1.00 to $1.8403, in effect on September 2, 2005) from Deutsche Bank in connection with certain aircraft subleases and these payments have been applied over a two-year term to obligations of £73.1 million (approximately $134.5 million based on an exchange rate of £1.00 to $1.8403) owed to Deutsche Bank. As a result of the completion of these transactions, Bookham Technology plc has had available through Creekside cash of approximately £6.63 million (approximately $12.2 million based on an exchange rate of £1.00 to $1.8403). We expect Bookham Technology plc to utilize certain expected tax losses and other tax attributes to reduce the taxes that might otherwise be due by Creekside as the receivables are paid. In the event that Bookham Technology plc is not able to utilize these tax losses and other tax attributes when U.K. tax returns are filed for the relevant periods (or these tax losses and other tax attributes do not arise), Creekside may have to pay taxes, reducing the cash available from Creekside. In the event there is a future change in applicable U.K. tax law, Creekside and in turn Bookham Technology plc, would be responsible for any resulting tax liabilities, which amounts could be material to our financial condition or operating results.
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
     We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers and, therefore, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Any supply deficiencies relating to the quality or quantities of materials or equipment we use to manufacture our products could adversely affect our ability to fulfill customer orders and our results of operations.
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
     Our intellectual property portfolio is an important corporate asset. The steps we have taken and may take in the future to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. We cannot assure investors that our competitors will not successfully challenge the validity of our patents or design products that avoid infringement of our proprietary rights with respect to our technology. There can be no assurance that other companies are not investigating or developing other similar technologies, that any patents will be issued from any application pending or filed by us or that, if patents are issued, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, we cannot assure investors that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights under those patents will provide a competitive advantage to us. Further, the laws of certain regions in which our products are or may be developed, manufactured or sold, including Asia-Pacific, Southeast Asia and Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States, the U.K. and continental European countries. This is especially relevant now that we have transferred all of our assembly and test operations and chip-on-carrier operations, including certain engineering related functions, from our facilities in the U.K. to Shenzhen, China and as our competitors establish manufacturing operations in China to take advantage of comparatively low manufacturing costs.
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

     For example, on March 4, 2008, we filed a declaratory judgment complaint captioned Bookham, Inc. v. JDS Uniphase Corp. and Agility Communications, Inc., Civil Action No. 5:08-CV-01275-RMW, in the United States District Court for the Northern District of California, San Jose Division. Our complaint seeks declaratory judgments that our tunable laser products do not infringe any valid, enforceable claim of U.S. Patent Nos. 6,658,035, 6,654,400, 6,687,278, and that all claims of the aforementioned patents are invalid and unenforceable. Our complaint also contains affirmative claims for relief against JDS Uniphase Corp. and Agility Communications, Inc. for statutory unfair competition, and for intentional interference with economic advantage.
     On July 21, 2008, JDS Uniphase Corp. and Agility Communications, Inc. answered our complaint and asserted counterclaims against Bookham for infringement of U.S. Patent Nos. 6,658,035, 6,654,400, 6,687,278, which JDS Uniphase Corp. acquired from Agility Communications, Inc. The counterclaims are focused on our tunable laser product line, but no disclosure of particular alleged infringing products has yet been made. JDS Uniphase Corp. seeks unspecified compensatory damages, treble damages and attorney fees from Bookham, and an order enjoining Bookham from future infringement of the patents-in-suit. No litigation schedule or trial date has yet been set. Any adverse ruling by the court, including an injunction that could prohibit us from using the technology covered by the patents in our products, or prolonged litigation may have an adverse effect on our business and any resolution may not be in our favor.
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
     Certain companies in the telecommunications and optical components markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and our competitors. Optical component suppliers may seek to gain a competitive advantage or other third parties may seek an economic return on their intellectual property portfolios by making infringement claims against us. In the future, we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit or prohibit our production and sale of existing products and our development of new products for our markets. Licenses granting us the right to use third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results. In addition, in the event we are granted such a license it is likely such license would be non-exclusive and other parties, including competitors, may be able to utilize such technology. Our larger competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage.
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
     We may not be able to compete successfully with our competitors and aggressive competition in the market may result in lower prices for our products or decreased gross margins. Any such development would have a material adverse effect on our business, financial condition and results of operations.
We generate a significant portion of our revenues internationally and therefore are subject to additional risks associated with the extent of our international operations.
     For the years ended June 28, 2008, June 30, 2007 and July 1, 2006, 25%, 23% and 21% of our revenues, respectively, were derived in the United States and 75%, 77% and 79% of our revenues, respectively, were derived outside the United States. We are subject to additional risks related to operating in foreign countries, including:
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
     Despite quality assurance measures, defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects, including consequential damages. Such defects could, moreover, impair the market’s acceptance of our products. Both could have a material adverse effect on our business and financial condition. In addition, we may assume product warranty liabilities related to companies we acquire, which could have a material adverse effect on our business and financial condition. In order to mitigate the risk of liability for damages, we carry product liability insurance with a $26 million aggregate annual limit and errors and omissions insurance with a $5 million annual limit. We cannot assure investors that this insurance would adequately cover our costs arising from defects in our products or otherwise.
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
     Similar to other technology companies, we rely upon stock options and other forms of equity-based compensation as key components of our executive and employee compensation structure. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels (or develop alternative compensation structures) in order to retain our key employees. Accounting rules relating to the expensing of equity compensation may cause us to substantially reduce, modify, or even eliminate, all or portions of our equity compensation programs which may, in turn, prevent us from retaining or hiring qualified employees.

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
     In the past, we have sold shares of our common stock in public offerings, private placements or otherwise in order to fund our operations. On November 13, 2007, we completed a public offering of 16,000,000 shares of common stock that generated $40.8 million of cash, net of underwriting commissions and expenses. On March 22, 2007, pursuant to a private placement, we issued 13,640,224 shares of common stock and warrants to purchase up to 4,092,066 shares of common stock. In September 2006, pursuant to a private placement, we issued an aggregate of 11,594,667 shares of common stock and warrants to purchase an aggregate of 2,898,667 shares of common stock. In January and March 2006, pursuant to a private placement, we issued an aggregate of 10,507,158 shares of common stock and warrants to purchase an aggregate of 1,086,001 shares of common stock.
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
     We historically handled small amounts of hazardous materials as part of our manufacturing activities and now handle more and different hazardous materials as a result of the manufacturing processes related to the New Focus division of our non-telecom segment, the optical components business acquired from Nortel Networks and the product lines we acquired from Marconi. Consequently, our operations are subject to environmental laws and regulations governing, among other things, the use and handling of hazardous substances and waste disposal. We may incur costs to comply with current or future environmental laws. As with other companies engaged in manufacturing activities that involve hazardous materials, a risk of environmental liability is inherent in our manufacturing activities, as is the risk that our facilities will be shut down in the event of a release of hazardous waste. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business. Under applicable EU regulations, we, along with other electronics component manufacturers, are prohibited from using lead and certain other hazardous materials in our products. We have incurred unanticipated expenses in connection with the related reconfiguration of our products, and could lose business or face product returns if we failed to implement these requirements properly or on a timely basis.
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
Litigation regarding Bookham Technology plc’s and New Focus’ initial public offering and follow-on offering and any other litigation in which we become involved, including as a result of acquisitions or the arrangements we have with suppliers and customers, may substantially increase our costs and harm our business.
     On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822, was filed against New Focus, Inc. (“New Focus”) and several of its officers and directors, or the Individual Defendants, in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp., or the Underwriter Defendants, the underwriters in New Focus’s initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated.

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
     Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against New Focus and the action against Bookham Technology plc, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92.
     On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in the New Focus action and an Amended Class Action Complaint in the Bookham Technology plc action (together, the “Amended Class Action Complaints”). The Amended Class Action Complaints assert claims under certain provisions of the securities laws of the United States. They allege, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Class Action Complaints seek unspecified damages (or, in the alternative, rescission for those class members who no longer hold our or New Focus common stock), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the Individual Defendants were dismissed, without prejudice, from the action subject to their execution of tolling agreements. In July 2002, all defendants filed Motions to Dismiss the Amended Class Action Complaints. The motions were denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.
     The plaintiffs and most of the issuer defendants and their insurers entered into a stipulation of settlement for the claims against the issuer defendants, including Bookham Technology plc and New Focus. This stipulation of settlement was subject to, among other things, certification of the underlying class of plaintiffs. Under the stipulation of settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the District Court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the District Court issued an order preliminarily approving the settlement.
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
     On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. In light of the overturned class certification on June 25, 2007, the District Court signed an Order terminating the settlement. The actions against Bookham Technology plc and New Focus remain stayed while litigation proceeds in six test cases against other companies which involve claims virtually identical to those that have been asserted against Bookham Technology plc and New Focus. It is uncertain whether there will be any revised or future settlement. If a settlement does not occur and litigation against Bookham Technology plc and New Focus continues, the Company believes that both Bookham Technology plc and New Focus have meritorious defenses to the claims made in the Amended Class Action Complaints and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
     On November 12, 2007, Xi’an Raysung Photonics Inc. filed a civil suit against Bookham, Inc., and our wholly-owned subsidiary, Bookham Technology (Shenzhen) Co., Ltd., in the Xi’an Intermediate People’s Court in Shanxi Province of the People’s Republic of China. The complaint filed by Xi’an Raysung Photonics Inc. alleges that Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. breached an agreement between the parties pursuant to which Xi’an Raysung Photonics Inc. had supplied certain sample components and was to supply certain components to Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. Xi’an Raysung Photonics Inc. has increased its request that the court award damages of 20,000,000 Chinese Yuan (approximately $2.9 million based on an exchange rate of $1.00 to 6.85495 Chinese Yuan as in effect on June 28, 2008) and require that Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. pay its legal fees in connection with the suit. Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. believes they have meritorious defenses to the claims made by Xi’an Raysung Photonics Inc. and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.

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
Item 1B. Unresolved Staff Comments
     None.
Item 2. Properties
     We lease our corporate headquarters in San Jose, California, which has approximately 52,000 square feet, and includes manufacturing, research and development and office space, under a lease agreement that will expire on March 31, 2011. We lease our wafer fabricating facility in Zurich, Switzerland, which is approximately 124,000 square feet, under a lease that will expire in June 30, 2012. We lease a thin film manufacturing facility in Santa Rosa, California, which has approximately 33,000 square feet, under a lease that expires on December 31, 2011. We lease a 183,000 square foot facility in Caswell, U.K., which includes wafer fabricating, assembly and test capabilities, manufacturing support functions and research and development capabilities and office space, under a lease that expires in March 2026, with options to extend the lease term an additional 5 years immediately after 2026 and for two-year increments indefinitely after 2031. We lease a 18,000 square foot research and development facility in Paignton, U.K. under a least that expires on December 31, 2017. We own our facility in Shenzhen, China, which is approximately 247,000 square feet comprising manufacturing space, including clean rooms, assembly and test capabilities, packaging, storage, research and development and office space. In addition, we lease approximately 145,000 square feet of facilities in Ventura Country California, pursuant to a lease agreement which expires in April 2011, which we currently do not utilize.
     Our telecom business segment utilizes the Paignton facility, substantial portions of the Shenzhen and Caswell facilities, and it shares the Santa Rosa and Zurich facilities with our non-telecom business segment. Our non-telecom business segment utilizes the majority of the San Jose facility, shares the Santa Rosa and Zurich facility with our telecom segment, and utilizes a comparatively small portion of our Caswell facility. Our non-telecom business segment is in the process of transferring certain manufacturing operations from our San Jose site to our Shenzhen site.
Item 3. Legal Proceedings
     On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822 was filed against New Focus, Inc. (“New Focus”) and several of its officers and directors, or the Individual Defendants, in the United

States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp., or the Underwriter Defendants, the underwriters in New Focus’s initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated.
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
     Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against New Focus and the action against Bookham Technology plc, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92.
     On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in the New Focus action and an Amended Class Action Complaint in the Bookham Technology plc action (together, the “Amended Class Action Complaints”). The Amended Class Action Complaints assert claims under certain provisions of the securities laws of the United States. They allege, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Class Action Complaints seek unspecified damages (or, in the alternative, rescission for those class members who no longer hold our or New Focus common stock), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the Individual Defendants were dismissed, without prejudice, from the action subject to their execution of tolling agreements. In July 2002, all defendants filed Motions to Dismiss the Amended Class Action Complaints. The motions were denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.
     The plaintiffs and most of the issuer defendants and their insurers entered into a stipulation of settlement for the claims against the issuer defendants, including Bookham Technology plc and New Focus. This stipulation of settlement was subject to, among other things, certification of the underlying class of plaintiffs. Under the stipulation of settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the District Court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the District Court issued an order preliminarily approving the settlement.
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
     On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. In light of the overturned class certification on June 25, 2007, the District Court signed an Order terminating the settlement. The actions against Bookham Technology plc and New Focus remain stayed while litigation proceeds in six test cases against other companies which involve claims virtually identical to those that have been asserted against Bookham Technology plc and New Focus. It is uncertain whether there will be any revised or future settlement. If a settlement does not occur and litigation against Bookham Technology plc and New Focus continues, the Company believes that both Bookham Technology plc and New Focus have meritorious defenses to the claims made in the Amended Class Action Complaints and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
     On November 12, 2007, Xi’an Raysung Photonics Inc. filed a civil suit against Bookham, Inc., and our wholly-owned subsidiary, Bookham Technology (Shenzhen) Co., Ltd., in the Xi’an Intermediate People’s Court in Shanxi Province of the People’s Republic of China. The complaint filed by Xi’an Raysung Photonics Inc. alleges that Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. breached an agreement between the parties pursuant to which Xi’an Raysung Photonics Inc. had supplied certain sample components and was to supply certain components to Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. Xi’an Raysung Photonics Inc. has increased its request that the court award damages of 20,000,000 Chinese Yuan (approximately $2.9 million based on an exchange rate of $1.00 to 6.85495 Chinese Yuan as in effect on June 28, 2008) and require that Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. pay its legal fees in connection with the suit. Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. believes they have meritorious defenses to the claims made by Xi’an Raysung Photonics Inc. and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
     On March 4, 2008, Bookham filed a declaratory judgment complaint captioned Bookham, Inc. v. JDS Uniphase Corp. and Agility Communications, Inc., Civil Action No. 5:08-CV-01275-RMW, in the United States District Court for the Northern District of California, San Jose Division. Bookham’s complaint seeks declaratory judgments that its tunable laser products do not infringe any valid, enforceable claim of U.S. Patent Nos. 6,658,035, 6,654,400, 6,687,278, and that all claims of the aforementioned patents are invalid and unenforceable. Bookham’s complaint also contains affirmative claims for relief against JDS Uniphase Corp. and Agility Communications, Inc. for statutory unfair competition, and for intentional interference with economic advantage.
     On July 21, 2008, JDS Uniphase Corp. and Agility Communications, Inc. answered Bookham’s complaint and asserted counterclaims against Bookham for infringement of U.S. Patent Nos. 6,658,035, 6,654,400, 6,687,278, which JDS Uniphase Corp. acquired from Agility Communications Inc. The counterclaims are focused on Bookham’s tunable laser product line, but no disclosure of particular alleged infringing products has yet been made. JDS Uniphase Corp. seeks unspecified compensatory damages, treble damages and attorney fees from Bookham, and an order enjoining Bookham from future infringement of the patents-in-suit. No litigation schedule or trial date has yet been set. Any adverse ruling by the court, including an injunction that could prohibit us from using the technology covered by the patents in our products, or prolonged litigation may have an adverse effect on our business and any resolution may not be in our favor.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our security holders in the fourth quarter of the 2008 fiscal year.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
     Our common stock is traded on the NASDAQ Global Market under the symbol “BKHM”. The following table shows, for the periods indicated, the high and low per share sale prices of our common stock, as reported by the NASDAQ Global Market.

	Per Share of
	Common Stock
	High	Low
Quarter ended
September 30, 2006	$4.17	$2.29
December 30, 2006	$4.33	$2.96
March 31, 2007	$4.15	$2.08
June 30, 2007	$2.60	$1.96
September 29, 2007	$3.05	$2.22
December 29, 2007	$3.39	$2.22
March 29, 2008	$2.63	$1.13
June 28, 2008	$2.28	$1.31
September 27, 2008 (through August 25, 2008)	$2.09	$1.22
     As of August 27, 2008, there were 10,545 holders of record of our common stock. This number does not include stockholders who hold their shares in “street name” or through broker or nominee accounts.
Dividends
     We have never paid cash dividends on our common stock or ordinary shares. To the extent we generate earnings, we intend to retain them for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Comparison of Stockholder Return
     The following graph compares the cumulative sixty six month total return provided shareholders on Bookham, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Telecommunications Index.
COMPARISON OF 66 MONTH CUMULATIVE TOTAL RETURN*
Among Bookham, Inc., The NASDAQ Composite Index
And The NASDAQ Telecommunications Index

*  $100 invested on 12/31/02 in stock or index-including reinvestment of dividends.
    Indexes calculated on month-end basis.

	12/31/02	12/31/03	7/3/04	7/2/05	7/1/06	6/30/07	6/30/08

Bookham, Inc.	100.00	250.00	90.00	31.40	33.60	22.50	16.90
NASDAQ Composite	100.00	149.60	154.48	155.98	168.58	203.56	179.75
NASDAQ Telecommunications	100.00	167.85	210.41	217.35	230.95	315.12	238.45
Item 6. Selected Financial Data
     The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. Prior to June 2004, Bookham Technology plc reported on a December 31 fiscal year end basis. In June 2004, Bookham Technology plc approved a change in its fiscal year end from December 31 to the Saturday closest to June 30. Pursuant to a scheme of arrangement under the laws of the United Kingdom, Bookham, Inc. assumed the financial reporting history of Bookham Technology plc effective September 10, 2004. In addition, in connection with the scheme of arrangement, Bookham changed its corporate domicile from the United Kingdom to the United States and changed its reporting currency from the U.K. pound sterling to the U.S. dollar effective September 10, 2004. Subsequent to the scheme of arrangement, our common stock is traded only on the NASDAQ Global Market whereas, previously, our ordinary shares had been traded on the London Stock Exchange and our American Depositary Shares had been traded on the NASDAQ National Market, which is the former name of the NASDAQ Global Market.

     The selected financial data set forth below at June 28, 2008 and June 30, 2007, and for the years ended June 28, 2008, June 30, 2007 and July 1, 2006, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data at July 1, 2006 and as of and for the periods ended July 2, 2005 and July 3, 2004 are derived from audited financial statements not included in this Annual Report on Form 10-K.
Consolidated Statements of Operations Data

					Twelve months
	Year Ended				ended
	June 28, 2008	June 30, 2007	July 1, 2006	July 2, 2005	July 3, 2004
	(In thousands, except per share data)
Net revenues	$235,491	$202,814	$231,649	$200,256	$158,198
Operating loss	$(30,267)	$(79,857)	$(77,364)	$(243,987)	$(127,197)
Net loss	$(23,440)	$(82,175)	$(87,497)	$(247,972)	$(125,078)
Net loss per share (basic and diluted)	$(0.25)	$(1.17)	$(1.87)	$(7.43)	$(5.17)
Weighted average of shares of common stock outstanding (basic and diluted)	93,099	70,336	46,679	33,379	24,243
Consolidated Balance Sheet Data

	June 28, 2008	June 30, 2007	July 1, 2006	July 2, 2005	July 3, 2004
	(In thousands)
Total assets	$212,090	$204,526	$236,797	$238,578	$468,025
Total stockholders’ equity	$149,062	$120,967	$135,141	$91,068	$330,590
Long-term obligations	$1,336	$1,908	$5,337	$76,925	$64,507
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Risk Factors” appearing in Item 1A of this Annual Report on Form10-K, “Selected Financial Data” appearing in Item 6 of this Annual Report on Form 10-K and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, including Note 1 to such financial statements. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by the forward-looking statements due to, among other things, our critical accounting estimates discussed below and important other factors set forth in this Annual Report on Form 10-K.
Overview
     We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. Due to its advantages of higher capacity and transmission speed, optical transmission has become the predominant technology for large-scale communications networks. Our primary operating segment, which we refer to as our telecom segment, addresses the optical communications market. Our remaining product lines, which comprise our non-telecom segment, leverage the resources, infrastructure and expertise of our telecom segment to address certain other optics and photonics markets, such as material processing, inspection and instrumentation, and research and development. Our telecom products, and certain of our non-telecom products, typically have a long sales cycle. The period of time between our initial contacts with a customer to the receipt of a purchase order is frequently a year or more. In addition, many customers perform, and require us to perform, extensive process and product evaluation and testing of components before entering into purchase arrangements.
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
     Prior to 2002, we reduced manufacturing overhead and our operating expenses in response to the initial decline in demand in the optical components industry. Since 2002, we have announced and implemented a series of restructuring plans in connection with the integration of acquisitions, the transfer of certain manufacturing operations to our China facility which is a lower cost manufacturing center, and in an effort to streamline and reduce our manufacturing and operating expenses. On January 31, 2007, we adopted our most recent initiative, which was an overhead cost reduction plan that included workforce reductions, facility and site consolidation of our Caswell, U.K. semiconductor operations within our existing U.K. facilities and the transfer of certain research and development activities to our Shenzhen facility. These actions were substantially completed in our quarter ended December 29, 2007. We continue to consider opportunities to reduce our cost base by moving activities to the comparatively lower cost base of our China facility, and we are currently transferring certain of the manufacturing operations of our non-telecom segment from San Jose, California, to our Shenzhen, China facility.
          Since the acquisition of Nortel Networks Optical Components, or NNOC, in 2002, we have diversified our revenue base by increasing our revenues from customers other than Nortel Networks, on both an absolute basis and as a percentage of total revenues. This has been one of our key strategic objectives. For example, in our fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006, our revenues from customers other than Nortel Networks were $200.3 million, $162.9 million and $121.2 million of our total revenues, respectively, which represented increases of 23% in fiscal 2008 compared to fiscal 2007 and 34% in fiscal 2007 compared to fiscal 2006.
     A substantial portion of our revenues are, and historically have been, denominated in U.S. dollars, while a substantial portion of our costs have been incurred in U.K. pounds sterling. Despite our change in domicile from the United Kingdom to the United States in 2004 and the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, a significant portion of our expenses are still denominated in U.K. pounds sterling and substantially all of our revenues are denominated in U.S. dollars. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies, including the Chinese Yuan and the Swiss Franc, in which we collect revenues or pay expenses, will continue to have a material effect on our operating results.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standard Board, or the FASB issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157. SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also requires expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 became effective for us on June 29, 2008. The adoption of SFAS No. 157 will not have a material impact on our financial position, results of operations or cash flows.
     In February 2007, the FASB, issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No. 115”, or SFAS 159. SFAS 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS 159 also prescribes presentation and disclosure requirements for assets and liabilities that are measured at fair value pursuant to this standard and pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 159 will be effective for us on June 29, 2008. The adoption of SFAS 159 will not have a material impact on our financial position, results of operations or cash flows.
     In June 2007, the FASB also ratified Emerging Issues Task Force 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities”, or EITF 07-3. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. EITF 07-3 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We do not expect the adoption of EITF 07-3 to have a material effect on our financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We do not expect the adoption of SFAS 141R will have a material effect on our financial position, results of operations or cash flows.
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, or SFAS No. 160. SFAS 160 changes the accounting and reporting for minority interests, which are to be re-characterized as non-controlling interests and classified as a component of equity on the balance sheet and statement of shareholders’ equity. This consolidation method will significantly change the accounting for transactions with minority interest holders. We are required to adopt SFAS 160 at the beginning of the first quarter of fiscal 2010, which begins on June 27, 2009. We are currently evaluating the effect, if any, that the adoption of SFAS 160 will have on our financial position, results of operations or cash flows.
     In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2. FSP No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009. The major categories of non-financial assets and non-financial liabilities that are measured at fair value and, for which we have not yet applied the provisions of SFAS No. 157 are goodwill and intangible assets.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”, or SFAS 161. SFAS 161 requires enhanced disclosures for derivative instruments, including those used in hedging activities. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to us in the first quarter of fiscal 2010. We are currently evaluating the effect, if any, that the adoption of SFAS 161 may have on our financial position, results of operations or cash flows.
     In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”, or SFAS 142. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and other generally accepted accounting principles. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to our intangible assets acquired after July 1, 2009.
     In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”, or SFAS 162. SFAS 162 supersedes the existing hierarchy contained in the U.S. accounting standards. The existing hierarchy was carried over to SFAS 162 essentially unchanged. SFAS 162 becomes effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change current accounting practice in any area.
Application of Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses and other financial information. Actual results may differ significantly from those based on our estimates and judgments or could be materially different if we used different assumptions, estimates or conditions. In addition, our financial condition and results of operations could vary due to a change in the application of a particular accounting standard.
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
     Revenue Recognition and Sales Returns
     Revenue represents the amounts, excluding sales taxes, derived from the provision of goods and services to third-party customers during a given period. Our revenue recognition policy follows Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, “Revenue Recognition in Financial Statements”. Specifically, we recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. For certain sales, we are required to determine, in particular, whether the delivery has occurred, whether items will be returned and whether we will be paid under normal commercial terms. For certain products sold to customers, we specify delivery terms in the agreement under which the sale was made and assess each shipment against those terms, and only recognize revenue when we are certain that the delivery terms have been met. For shipments to new customers and evaluation units, including initial shipments of new products, where the customer has the right of return through the end of the evaluation period, we recognize revenue on these shipments at the end of an evaluation period, if not returned, and when collection is reasonably assured. We record a provision for estimated sales returns in the same period as the related revenues are recorded, which is netted against revenue. These estimates for sales returns are based on historical sales returns, other known factors and our return policy. Before accepting a new customer, we review publicly available information and credit rating databases to provide ourselves with reasonable assurance that the new customer will pay all outstanding amounts in accordance with our standard terms. For existing customers, we monitor historic payment patterns to assess whether we can expect payment in accordance with the terms set forth in the agreement under which the sale was made.
Inventory Valuation
     In general, our inventories are valued at the lower of cost to acquire or manufacture our products or market value, less write-offs of inventory we believe could prove to be unsaleable. Manufacturing costs include the cost of the components purchased to produce our products and related labor and overhead. We review our inventory on a quarterly basis to determine if it is saleable. Products may be unsaleable because they are technically obsolete due to substitute products, specification changes or excess inventory relative to customer forecasts. We currently reserve for inventory using methods that take these factors into account. In addition, if we find that the cost of inventory is greater than the current market price, we will write the inventory down to the selling price, less the cost to complete and sell the product.
Accounting for Acquisitions and Goodwill
     We have accounted for acquisitions using the purchase accounting method in accordance with SFAS 141. Under this method, the total consideration paid, excluding the contingent consideration that has not been earned, is allocated over the fair value of the net assets acquired, including in-process research and development, with any excess allocated to goodwill (defined as the excess of the purchase price over the fair value allocated to the net assets). Our judgments as to fair value of the assets will, therefore, affect the amount of goodwill that we record. These judgments include estimating the useful lives over which periods the fair values will be amortized to expense. For tangible assets acquired in any acquisition, such as plant and equipment, we estimate useful lives by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of acquired intangible assets with definite lives, we consider the industry environment and specific factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include core and current technology, patents, supply agreements, capitalized licenses and customer contracts. We are currently amortizing our acquired intangible assets with definite lives over periods generally ranging from three to six years and, in the case of one specific customer contract, fifteen years.
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
Accounting for Share-Based Payments
     SFAS No. 123R, “Share-Based Payment”, or SFAS 123R, requires companies to recognize in their statement of operations all share-based payments, including grants of employee stock options and restricted stock, based on their fair values on the grant dates.

The application of SFAS 123R involves significant amounts of judgment in the determination of inputs into the Black-Scholes-Merton valuation model which we use to determine the fair value of share-based awards. These inputs are based upon highly subjective assumptions as to the volatility of the underlying stock, risk free interest rates and the expected life of the options. Judgment is also required in estimating the number of share-based awards that are expected to be forfeited during any given period. As required under the accounting rules, we review our valuation assumptions at each grant date, and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our consolidated results of operations could be materially impacted. During the years ended June 28, 2008 and June 30, 2007, we recognized $8.8 million and $6.7 million of stock-based compensation expense, respectively. See also Note 1, “Summary of Significant Accounting Policies - Stock-Based Compensation,” of this Annual Report on Form 10-K for further information.
Results of Operations
Revenues

	Year Ended
			%			%
	June 28, 2008	June 30, 2007	Change	June 30, 2007	July 1, 2006	Change
	($ Millions)
Net revenues	$235.5	$202.8	16%	$202.8	$231.6	(12%)
Year ended June 28, 2008 versus year ended June 30, 2007
     Revenues for the year ended June 28, 2008 increased by $32.7 million, or 16%, compared to the year ended June 30, 2007. Our telecom segment revenues for the year ended June 28, 2008 increased by $23.1 million, to $176.9 million, from $153.8 million in the year ended June 30, 2007, primarily related to a $22.3 million increase in sales of our tunable products. Our non-telecom segment revenues for the year ended June 28, 2008 increased by $9.6 million, to $58.6 million, from $49.0 million in the year ended June 30, 2007, primarily related to increased sales of photonics and measurement products, high power lasers, industrial filters and VSCEL products.
Year ended June 30, 2007 versus year ended July 1, 2006
     Revenues for the year ended June 30, 2007 decreased by $28.8 million, or 12%, compared to the year ended July 1, 2006. Revenues in our telecom segment decreased by $41.7 million, from $195.5 million in the year ended July 1, 2006, to $153.8 million in the year ended June 30, 2007, primarily related to a decrease in revenues from Nortel Networks of $70.6 million, to $39.9 million in the year ended June 30, 3007 from $110.5 million in the year ended July 1, 2006. The decrease in revenues from Nortel Networks was a result of the expiration of Nortel Networks’ purchase obligations under our Supply Agreement, and the addendums thereto, described below. The decrease was partially offset by revenues from customers other than Nortel Networks which increased by $41.8 million in the year ended June 30, 2007 compared to the year ended July 1, 2006, primarily due to increased sales volumes, a reflection we believe of our strategic efforts to diversify our revenue base to customers other than Nortel Networks. Pursuant to the second addendum to our Supply Agreement with Nortel Networks, entered into in May 2005, Nortel Networks issued non-cancelable purchase orders, based on revised pricing, totaling approximately $100 million, for certain products delivered through March 2006, which included $50 million of products we were discontinuing, which we refer to as Last-Time Buy products. Our revenues in the year ended June 30, 2007, included $3.0 million of revenues from Last-Time Buy products, as compared to $40.6 million in revenues attributable to Last-Time Buy products in the year ended July 1, 2006. In addition, Nortel Networks was obligated to, and did, purchase a minimum of $72 million of our products pursuant to the third addendum to the Supply Agreement, which was entered into in January 2006. These purchase obligations expired at the end of calendar 2006.
     Revenues from our non-telecom segment increased by $12.9 million in the year ended June 30, 2007, to $49.0 million from $36.1 million in the year ended July 1, 2006, primarily as a result of increased sales of photonics and measurement products and high power lasers.

Cost of Revenues

	Year Ended
			%			%
	June 28, 2008	June 30, 2007	Change	June 30, 2007	July 1, 2006	Change
	($ Millions)
Cost of revenues	$182.5	$173.5	5%	$173.5	$190.1	(9%)

As a percentage of net revenues	78%	86%		86%	82%
     Our cost of revenues consists of the costs associated with manufacturing our products, and includes the purchase of raw materials, labor costs and related overhead, including stock-based compensation expenses. It also includes the costs associated with under-utilized production facilities and resources. Charges for inventory obsolescence, the cost of product returns and warranty costs are also included in cost of revenues. Costs and expenses related to our manufacturing resources which are incurred in connection with the development of new products, are included in research and development expense.
Year ended June 28, 2008 versus year ended June 30, 2007
     Our cost of revenues for the year ended June 28, 2008 increased by 5% compared to the year ended June 30, 2007, primarily associated with increased sales volumes in both our telecom and non-telecom segments associated with our increased revenues during the period, partially offset by a lower manufacturing cost resulting from the restructuring and cost reduction plans substantially completed in the second half of the fiscal year ended June 30, 2007. During the years ended June 28, 2008 and June 30, 2007, $2.3 million and $1.9 million, respectively, of stock based compensation expense was recorded to cost of revenues under SFAS 123R. In the next two fiscal quarters we expect to incur between $1.0 million and $1.5 million of additional manufacturing overhead costs in connection with the transfer of manufacturing operations of our non-telecom segment from our San Jose, California facility to our facility in Shenzhen, China.
Year ended June 30, 2007 versus year ended July 1, 2006
     Our cost of revenues for the year ended June 30, 2007 decreased by 9% compared to the year ended July 1, 2006, primarily due to lower costs corresponding to lower sales volumes and our restructuring efforts. Our restructuring efforts produced reductions in our manufacturing overhead costs primarily as a result of the transition of our assembly and test facilities, and related activities, which was completed during the year ended June 30, 2007, from Paignton, U.K. to our facility in Shenzhen, China, resulting in a lower cost base, as well as cost reductions in our Caswell U.K. wafer fabrication facility. During each of the years ended June 30, 2007 and July 1, 2006, $1.9 million of stock based compensation expense was recorded to cost of revenues under SFAS 123R.
Gross Margin

	Year Ended
			%			%
	June 28, 2008	June 30, 2007	Change	June 30, 2007	July 1, 2006	Change
	($ Millions)
Gross profit	$53.0	$29.3	81%	$29.3	$41.6	(29%)

Gross margin rate	22%	14%		14%	18%
     Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.
Year ended June 28, 2008 versus year ended June 30, 2007
     Our gross margin rate increased to 22% for the year ended June 28, 2008 compared to 14% for the year ended June 30, 2007. The increase in gross margin was primarily associated with increased sales volumes in both of our operating segments for the year ended June 28, 2008 as compared to June 30, 2007, spread against a manufacturing overhead cost base which had decreased for the year ended June 28, 2008 as compared to the year ended June 30, 2007 as a result of restructuring and cost reduction programs substantially completed in the second half of the fiscal year ended June 30, 2007.
Year ended June 30, 2007 versus year ended July 1, 2006
     Our gross margin rate decreased to 14% for the year ended June 30, 2007 compared to 18% for the year ended July 1, 2006. The decrease in gross margin rate was primarily due to decreased revenues from sales of products to Nortel Networks as a result of the expiration of Nortel Networks’ purchase obligations under the Supply Agreement, including its obligation to purchase Last Time Buy products, all of which had favorable pricing terms. These decreased revenues were partially offset by lower costs of operating our assembly and test facility in Shenzhen, China compared to our previous assembly and test facility in Paignton, U.K.

     In addition, in the year ended June 30, 2007, we had negligible revenues from the sale of inventory carried on our books at zero value, which we obtained in connection with our 2003 purchase of the optical components business of Nortel Networks, compared to revenues of $9.5 million, and related profits, on such inventory in the year ended July 1, 2006.
Operating Expenses
Research and Development Expenses

	Year Ended
			%			%
	June 28, 2008	June 30, 2007	Change	June 30, 2007	July 1, 2006	Change
	($ Millions)
Research and development expenses	$32.6	$43.0	(24%)	$43.0	$42.6	1%

As a percentage of net revenues	14%	21%		21%	18%
     Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, and costs related to prototyping.
Year ended June 28, 2008 versus year ended June 30, 2007
     Research and development expenses decreased to $32.6 million in the year ended June 28, 2008 compared to $43.0 million in the year ended June 30, 2007, primarily as a result of decreases in personnel and related costs associated with restructuring and cost reduction plans substantially completed in the second half of the fiscal year ended June 30, 2007. In the year ended June 28, 2008 and the year ended June 30, 2007, our research and development expenses included $2.0 million and $1.5 million, respectively, of stock-based compensation expense recorded under SFAS 123R.
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
Selling, General and Administrative Expenses

	Year Ended
			%			%
	June 28, 2008	June 30, 2007	Change	June 30, 2007	July 1, 2006	Change
	($ Millions)
Selling, general and administrative expenses	$47.9	$47.8	0%	$47.8	$52.2	(8%)

As a percentage of net revenues	20%	24%		24%	23%
     Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.
Year ended June 28, 2008 versus year ended June 30, 2007
     Our selling, general and administrative expenses were relatively consistent at $47.9 million in the year ended June 28, 2008, compared to $47.8 million in the year ended June 30, 2007. Decreases in professional fees including audit and accounting services and information systems costs savings were offset by an increase in stock-based compensation related to stock awards with performance-based vesting. In the years ended June 28, 2008 and June 30, 2007, our selling, general and administrative expenses included $4.5 million and $2.9 million, respectively, of stock-based compensation expense recorded under SFAS 123R.

Year ended June 30, 2007 versus year ended July 1, 2006
     Our selling, general and administrative expenses decreased to $47.8 million in the year ended June 30, 2007 compared to $52.2 million in the year ended July 1, 2006, primarily due to a reduction of $1.5 million in our stock-based compensation expense and decreases in insurance, office and equipment costs. In the years ended June 30, 2007 and July 1, 2006, our selling, general and administrative expenses included $2.9 million and $4.4 million, respectively, of stock-based compensation expense recorded under SFAS 123R.
Amortization of Intangible Assets

	Year Ended
			%			%
	June 28, 2008	June 30, 2007	Change	June 30, 2007	July 1, 2006	Change
	($ Millions)
Amortization of intangible assets	$4.6	$8.9	(48%)	$8.9	$10.0	(11%)

As a percentage of net revenues	2%	4%		4%	4%
     Since 2001, we have acquired six optical components companies and businesses, and one photonics and microwave company with each transaction adding to our balance of intangible assets. Decreases in our amortization of intangible assets to $4.6 million in the year ended June 28, 2008 from $8.9 million in the year ended June 30, 2007, and to $8.9 million in the year ended June 30, 2007 from $10.0 million in the year ended July 1, 2006, were due to the balances of certain of the purchased intangible assets associated with these acquisitions becoming fully amortized in the year ended June 30, 2007 and the year ended June 28, 2008. We expect the amortization of intangible assets to decrease in the year ending June 27, 2009 as more of the purchased intangible assets associated with these acquisitions become fully amortized during the fiscal year.
Restructuring and Severance Charges

	Year Ended
			%			%
	June 28, 2008	June 30, 2007	Change	June 30, 2007	July 1, 2006	Change
	($ Millions)
Lease cancellation and commitments	$1.2	$0.9	37%	$0.9	$1.9	(54%)
Termination payments to employees and related costs	2.3	9.4	(75%)	9.4	$9.3	1%

Total	$3.5	$10.3		$10.3	$11.2

As a percentage of net revenues	1%	5%		5%	5%
     Decreases in our restructuring and severance charges to $3.5 million in the year ended June 28, 2008 from $10.3 million in the year ended June 30, 2007, and to $10.3 million in the year ended June 30, 2007 from $11.2 million in the year ended July 1, 2006, were due to progress in our restructuring and cost reduction programs, as described below.
     On January 31, 2007, we adopted an overhead cost reduction plan which included workforce reductions, facility and site consolidation of our Caswell, U.K. semiconductor operations within existing U.K. facilities and the transfer of certain research and development activities to our Shenzhen, China facility. We began implementing this overhead cost reduction plan in the quarter ended March 31, 2007, and the related actions also included consolidation of certain head office functions in our San Jose, California facility. A substantial portion of the costs associated with this plan were personnel severance and retention related expenses. As of December 29, 2007 the plan was substantially complete. We have incurred related expenses of $7.7 million associated with this plan. As a result of the completion of this plan, we have saved approximately $8.0 million per fiscal quarter in expenses when compared to the quarter ended December 30, 2006.
     We continue to seek further cost reductions by leveraging the actions first initiated under this plan and we have initiated plans to transfer certain non-telecom manufacturing activities from our San Jose, California facility to our Shenzhen, China facility. Restructuring and severance charges related to this move, the substantial portion being personnel related, are expected to total between $0.8 million and $1.0 million over the next two quarters, and once complete the cost savings are expected to amount to between $0.4 million and $0.5 million per quarter compared to our fiscal quarter ended March 29, 2008.
     In May, September and December 2004, we announced restructuring plans, including the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. These cost reduction efforts were expanded in November 2005 to include the transfer of our chip-on-carrier assembly from Paignton to Shenzhen. The transfer of these operations was completed in the quarter ended March 31, 2007. In May 2006, we announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, and these plans were also substantially complete in the quarter ended June 30, 2007. In total we spent $32.8 million on these restructuring programs. The substantial portion of our restructuring and severance charges for termination payments to employees and related costs were associated with these programs.

     In connection with these restructuring plans, earlier restructuring plans, and the assumption of restructuring accruals upon the March 2004 acquisition of New Focus, we continue to make scheduled payments drawing down the related lease cancellations and commitments. In the years ended June 28, 2008, June 30, 2007 and July 1, 2006, we recorded $1.2 million, $0.9 million and $1.9 million, respectively, in expenses for revised estimates related to these lease cancellations and commitments. Restructuring and severance charges for the year ended June 30, 2007 also include $0.3 million related to a non-cash charge for acceleration of restricted stock and $0.8 million related to cash payments, each made in connection with a separation agreement we executed in May 2007 with our former chief executive officer.
Impairment of Goodwill and Other Intangible Assets
     SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually, or sooner whenever events or changes in circumstances indicate that they may be impaired. We recorded no impairment charges related to goodwill and other intangible assets in the year ended June 28, 2008 or in the year ended June 30, 2007. In the year ended July 1, 2006, in connection with our annual review for impairment, we recorded $760,000 of impairment charges related to purchased intangible assets associated with our acquisition of Ignis Optics.
     Impairment/(Recovery) of Other Long-Lived Assets

	Year Ended
			%			%
	June 28, 2008	June 30, 2007	Change	June 30, 2007	July 1, 2006	Change
	($ Millions)
Impairment/(recovery) of other long-lived assets	$—	$1.6	N/A	$1.6	$(0.8)	(303%)

As a percentage of net revenues	0%	1%		1%	(0%)
     We had no impairments or recoveries of other long-lived assets in the year ended June 28, 2008.
     During the year ended June 30, 2007, we designated the assets underlying our Paignton, U.K. manufacturing site as held for sale and subsequently sold the site to a third party for proceeds of £4.8 million (approximately $9.4 million based on an exchange rate of $1.96 to £1.00 in effect on the date of sale), net of selling costs. In connection with this designation we recorded an impairment charge of $1.9 million. During the year ended June 30, 2007 we also recovered $0.3 million from an escrow account related to our 2004 acquisition of Onetta, Inc. and recorded this amount as a recovery of previously impaired goodwill of Onetta.
     During the year ended July 1, 2006, we sold a parcel of land in Swindon, U.K., which had previously been accounted for as held for sale, and for which the recorded book value had previously been written down as impaired. The proceeds from the sale of this parcel of land were $15.5 million, resulting in a recovery of previous impairment of $1.3 million, net of transaction costs. In the fourth quarter of fiscal 2006, in connection with a review of our long-lived assets for impairment, we recorded $433,000 of impairment charges, which partially offset the recovery related to this land sale.
Gain on Sale of Property and Equipment and Other Long-lived Assets

	Year Ended
			%
	June 28, 2008	June 30, 2007	Change	June 30, 2007	July 1, 2006	% Change
	($ Millions)
Gain on sale of property and equipment and other long-lived assets	$2.6	$3.0	(15%)	$3.0	2.1	43%

As a percentage of total revenues	1%	1%		1%	1%
     Gain on sale of property and equipment and other long lived assets in the year ended June 28, 2008 was $2.6 million compared to $3.0 million in the year ended June 30, 2007 and $2.1 million in the year ended July 1, 2006. Gain on sale of property and equipment and other long lived assets in each of these years was primarily associated with the sale of fixed assets which became surplus as a result of our various restructurings and cost reduction programs, which included the shutting down of sites and transfers of certain manufacturing operations, primarily to Shenzhen, China. Because our restructuring programs are substantially complete, we expect gain on sale of property and equipment and other long lived assets to decrease in the next fiscal year compared to the year ended June 28, 2008.

     Legal Settlement

	Year Ended
			%
	June 28, 2008	June 30, 2007	Change	June 30, 2007	July 1, 2006	% Change
	($ Millions)
Legal settlements	$(2.9)	$0.5	(688%)	$0.5	$5.0	(90%)
     In the year ended June 28, 2008 we recorded a gain from legal settlements of $2.9 million, net of costs, associated with the settlement of a legal action connected with our sale of land in Swindon, U.K. to a third party in 2005.
     In the year ended June 30, 2007, we recorded a charge of $0.5 million for additional legal fees and other professional costs related to a settlement of the litigation with Howard Yue, the former sole shareholder of Globe Y. Technology, Inc. (a company acquired by New Focus, Inc. in February 2001). This settlement had been reached in the fiscal year ended July 1, 2006, and net charges of $5.0 million were recorded in our statement of operations in that year.
Other Income/(Expense), Net
Interest Income, Interest Expense, Other Income/(Expense) net, Gain/(Loss) on Foreign Exchange

	Year Ended
			%
	June 28, 2008	June 30, 2007	Change	June 30, 2007	July 1, 2006	% Change
	($ Millions)
Loss on conversion and early extinguishment of debt	$—	$—	N/A	$—	$(18.8)	N/A
Other income/(expense), net	—	—	N/A	—	0.30	(100%)
Interest income	1.5	1.2	18%	1.2	1.1	9%
Interest expense	(0.7)	(0.6)	17%	(0.6)	(5.1)	(88%)
Gain/(loss) on foreign exchange	6.0	(2.9)	(310%)	(2.9)	0.7	(514%)
     On January 13, 2006, we entered into a series of transactions to (i) retire $45.9 million aggregate principal amount of outstanding notes payable to Nortel Networks UK Limited and (ii) convert $25.5 million in outstanding convertible debentures which were issued in December 2004. In connection with the satisfaction of these debt obligations and conversion of these convertible debentures we issued approximately 10.5 million shares of common stock and warrants to purchase approximately 1.1 million shares of common stock, paid approximately $22.2 million in cash, and recorded a charge of $18.8 million in the fiscal year ended July 1, 2006 for loss on conversion and early extinguishment of debt (see Note 16 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional information regarding the conversion of the convertible debentures and early extinguishment of debt).
     Interest income, primarily from cash, cash equivalents and short-term investment accounts, was relatively consistent in the years ended June 28, 2008, June 30, 2007 and July 1, 2006.
     Interest expense was $0.7 million in the year ended June 28, 2008, relatively consistent with $0.6 million in the year ended June 30, 2007, and consistent with bank charges and costs primarily associated with our $25 million senior secured credit facility with Wells Fargo Foothill, Inc. Interest expense of $0.6 million in the year ended June 30, 2007 decreased from $5.1 million in the year ended July 1, 2006 primarily due to our conversion and extinguishment of outstanding convertible notes and payment of promissory notes issued to Nortel Networks, pursuant to a series of agreements entered into in January 2006 and described above.
     Gain/(loss) on foreign exchange includes the net impact from the re-measurement of intercompany balances and monetary accounts not denominated in functional currencies, other than the U.S. dollar, and realized and unrealized gains or losses on foreign currency contracts not designated as hedges. The net results for the fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006 are largely a function of exchange rate changes between the U.S dollar and the U.K. pound sterling and to a lesser degree a function of exchange rate changes between the U.S. dollar and the Swiss franc and the Chinese Yuan.
Income Tax Provision /(Benefit)

	Year Ended
			%
	June 28, 2008	June 30, 2007	Change	June 30, 2007	July 1, 2006	% Change
	($ Millions)
Income tax provision/(benefit)	$—	$0.1	(100%)	$0.1	$(11.7)	(101%)
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

     We have incurred substantial losses to date, and may incur additional losses in the future. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in all prior periods, we provided a full valuation allowance against our net deferred tax assets of $277.2 million at June 28, 2008, $391.8 million at June 30, 2007 and $320.0 million at July 1, 2006.
     During fiscal 2006, in connection with our acquisition of Creekside in August 2005, which is described below under “Investing Activities — Acquisition of Creekside”, we recorded a one time tax gain of $11.8 million related to our anticipated use of tax attributes to offset deferred tax liabilities assumed.
Liquidity, Capital Resources and Contractual Obligations
Liquidity and Capital Resources
Operating activities

	Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
	($ Millions)
Net loss	$(23.4)	$(82.2)	$(87.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16.9	23.2	30.2
Stock-based compensation, including non-cash restructuring and severance and expenses related to warrants	8.8	6.7	10.3
Impairment/(Recovery) of goodwill, intangible assets and other long-lived assets	—	1.6	(0.1)
Gain on sale of property and equipment	(2.6)	(3.0)	(2.1)
One time tax gain	—	—	(11.8)
Legal settlement	—	—	5.0
Acquired in-process research and development	—	—	0.1
Loss on conversion and early extinguishment of debt	—	—	18.8
Amortization of deferred gain on sale leaseback	(1.4)	(1.4)	(0.3)

Total non-cash accounting items	21.7	27.1	50.1
Increase in working capital	(14.3)	(15.7)	(18.8)

Net cash used in operating activities	$(16.0)	$(70.8)	$(56.2)

Year ended June 28, 2008
     Net cash used in operating activities for the year ended June 28, 2008 was $16.0 million, primarily resulting from the net loss of $23.4 million, offset by non-cash accounting charges of $21.7 million, primarily consisting of $8.8 million of expense related to stock based compensation and $16.9 million of expense related to depreciation and amortization of certain assets. Increases in working capital of $14.3 million also contributed to the use of cash, primarily due to decreases in accounts payables and accrued expenses and other liabilities, and increases in prepaid expenses and other assets, partially offset by decreases in accounts receivable and inventories.
Year ended June 30, 2007
     Net cash used in operating activities for the year ended June 30, 2007 was $70.8 million, primarily resulting from the net loss of $82.2 million, offset by non-cash accounting charges of $27.1 million, primarily consisting of $6.7 million of expense related to stock based compensation and $23.2 million of expense related to depreciation and amortization of certain assets. Increases in working capital of $15.7 million also contributed to the use of cash, primarily due to decreases in accounts payables and accrued expenses and other liabilities, partially offset by increases in accounts receivable, inventories, prepaid expenses and other assets.
Year ended July 1, 2006
     Net cash used in operating activities for the year ended July 1, 2006 was $56.2 million, primarily resulting from the net loss of $87.5 million, offset by non-cash accounting charges of $50.1 million, primarily consisting of an $18.8 million loss on conversion and early retirement of debt, $10.3 million of expense related to stock based compensation, including non-cash restructuring and severance and expenses related to warrants, $5.0 million of common stock issued to settle a legal claim brought by Howard Yue, and $30.2 million related to depreciation and amortization of certain assets, net of an $11.8 million one-time tax gain. Increases in working capital of $18.8 million also contributed to the use of cash, primarily due to decreases in accounts payables and accrued expenses and other liabilities and an increase in accounts receivable offset by a decrease in prepaid expenses and other assets.

Investing Activities
     In the year ended June 28, 2008, we used $19.0 million of cash in investing activities, primarily related to our investment of $17.8 million of cash in available for sale securities and investments, as well as $9.1 million in capital spending, offset by $3.0 million in proceeds from the sale of property, equipment and long-lived assets and $5.0 million of cash relieved of restrictions.
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
     We generated net cash of $42.7 million from investing activities in the year ended July 1, 2006, primarily from $14.7 million in proceeds, net of costs, from the sale of a parcel of land in Swindon, U.K., $9.6 million of cash assumed in connection with the two acquisitions completed during the year, $23.4 million from the sale of land and building in Caswell pursuant to a sale-leaseback transaction, as described further below, and $2.4 million in proceeds from the sale of property and equipment. These sources of cash were partially offset by $10.1 million in capital expenditures. A substantial portion of the capital spending during this year was incurred in connection with the introduction of our Shenzhen assembly and test operations.
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
Acquisition of Creekside
     On August 10, 2005, Bookham Technology plc, our wholly owned subsidiary, entered into a share purchase agreement pursuant to which Bookham Technology plc purchased all of the issued share capital of City Leasing (Creekside) Limited, a subsidiary of Deutsche Bank, for consideration of £1.00, plus professional fees of approximately £455,000 (approximately $837,000, based on an exchange rate of £1 to $1.8403). The parties to the share purchase agreement are Bookham Technology plc, Deutsche Bank and London Industrial Leasing Limited, a subsidiary of Deutsche Bank, which we refer to as London Industrial. Creekside was utilized by Deutsche Bank in connection with the leasing of four aircraft to a third party. The leasing arrangement was structured as follows: Phoebus Leasing Limited, a subsidiary of Deutsche Bank, which we refer to as Phoebus, leased the four aircraft to Creekside under the primary leases and Creekside in turn sub-leases the aircraft to a third party. Under the sub-lease arrangement, the third party lessee who utilized the aircraft, whom we refer to as the Sub-Lessee, made sublease payments to Creekside, who in turn was required to make lease payments to Phoebus under the primary leases. To insulate Creekside from any risk that the Sub-Lessee failing to make payments under the sub-lease arrangement, prior to the execution of the share purchase agreement, Creekside assigned its interest in the Sub-Lessee payments to Deutsche Bank in return for predetermined deferred consideration amounts, which we refer to as Deferred Consideration, which were paid directly from Deutsche Bank. Additionally, on closing the transaction, Deutsche Bank loaned Creekside funds to (i) pay substantially all of the rentals under the primary lease with Phoebus, excluding an amount equal to £400,000 (approximately $736,000), and (ii) repay an existing loan made by another wholly owned subsidiary of Deutsche Bank to Creekside. The obligation of Creekside to repay the Deutsche Bank loans could be fully offset against the obligation of Deutsche Bank to pay the Deferred Consideration to Creekside.
     As a result of these transactions, Bookham Technology plc had available through Creekside cash of approximately £6.63 million (approximately $12.2 million, based on an exchange rate of £1.00 to $1.8403). Under the terms of the agreement, Bookham Technology plc received £4.2 million (approximately $7.5 million) of available cash when the transaction closed on August 10, 2005. An additional £1 million (approximately $1.8 million) has since been received on October 14, 2005, £1 million (approximately $1.8 million) was received on July 14, 2006 and the balance of approximately £431,000 (approximately $793,000) was received on July 16, 2007.

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
     Creekside and Deutsche Bank entered into two facility agreements relating to a loan in the principal amount of £18.3 million (approximately $33.7 million) and a loan in the principal amount of £42.5 million including interest (approximately $78.2 million), which together have accrued approximately £3.6 million (approximately $6.6 million) in interest during the term of these loans. At the closing, Creekside used the loans to repay amounts outstanding under a loan dated April 12, 2005 between Creekside, as borrower, and City Leasing (Donside) Limited, a subsidiary of Deutsche Bank, as lender, and to pay part of Creekside’s rental obligations under the lease agreements.
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
     Creekside has used the Deferred Consideration to pay off the Obligations over a period of two years, or the Term, such that the Obligations have been offset in full by the receivables and resulted in Bookham Technology plc having excess cash of approximately £6.63 million (approximately $12.2 million) available to it during the Term. Bookham Technology plc expects to surrender certain of its tax losses against any U.K. taxable income that may arise as a result of the Deferred Consideration, to reduce any U.K. taxes that would otherwise be due from Creekside.
     The loans issued by Deutsche Bank could be prepaid in whole at any time with 30 days’ prior written notice to Deutsche Bank. The loan for £18.3 million plus interest was repaid by Creekside on October 14, 2005, and the loan for £42.5 million was repaid by Creekside in installments: the first installment of £23.5 million (approximately $43.2 million) was paid on July 14, 2006; and the second installment of £22.5 million (approximately $41.4 million) was paid on July 16, 2007. Events of default under the loan include failure by Creekside to pay amounts under the loans when due, material breach by Creekside of the terms of the lease agreements and related documentation, a judgment or order made against Creekside that is not stayed or complied with within seven days or an attachment by creditors that is not discharged within seven days, insolvency of Creekside or failure by Creekside to make payments with respect to all or any class of its debts, presentation of a petition for the winding up of Creekside, and appointment of any administrative or other receiver with respect to Creekside or any material part of Creekside’s assets. Deutsche Bank could have accelerated repayment under the facility agreements upon an event of default, in which case the loan would have been fully offset against the receivables, as described above.
     Pursuant to the terms of the agreements governing this transaction, we believe that we have not assumed any material credit risk in connection with these arrangements. The material cash flow obligations associated with Creekside are directly related to Deutsche Bank’s obligations to pay Creekside the Deferred Consideration, and Creekside’s obligation to repay the loans to Deutsche Bank. The obligations of Creekside to repay the Deutsche Bank loan can be fully offset against Deutsche Bank’s obligation to pay the Deferred Consideration. Any Sub-Lessee default has no impact on Deutsche Bank’s obligation to pay Creekside the Deferred Consideration. Regarding the primary leases between Phoebus and Creekside, all amounts have now been paid as has the loans to Deutsche Bank. For these reasons, we believe we do not bear a material risk and have no substantial continuing payments or obligations.
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

Financing Activities
     In the year ended June 28, 2008, we generated $37.0 million in cash from financing activities, consisting primarily of $40.8 million in proceeds, net of expenses and commissions, from an underwritten public offering of 16 million shares of our common stock at a price to the public of $2.75 a share, partially offset by the repayment of $3.8 million drawn under our $25 million senior secured credit facility with Wells Fargo Foothill, Inc., described below.
     In the year ended June 30, 2007, we generated $59.1 million of cash from financing activities, primarily consisting of $55.4 million of net proceeds from private placements of our common stock and warrants to purchase our common stock on March 22, 2007 and on September 1, 2006, as described below, and $3.8 million drawn on our $25 million senior secured credit facility with Wells Fargo Foothill, Inc., described below.
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
     In the year ended July 1, 2006, we generated $25.2 million of cash from financing activities, primarily consisting of $49.5 million of net proceeds from a public offering of our common stock in October 2005, offset by $24.3 million used in connection with the early retirement of two promissory notes originally issued to Nortel Networks in connection with our acquisition of their optical components business and the payment of certain amounts in connection with the conversion of our convertible debentures which were issued in December 2004.
     On January 13, 2006, we entered into a series of transactions to (i) retire $45.9 million aggregate principal amount of outstanding notes payable to Nortel Networks UK Limited and (ii) convert $25.5 million in outstanding convertible debentures which were issued in December 2004. In connection with the satisfaction of these debt obligations and conversion of these convertible debentures we issued approximately 10.5 million shares of common stock, warrants to purchase approximately 1.1 million shares of common stock, paid approximately $22.2 million in cash, and recorded a charge of $18.8 million in the fiscal year ended June 28, 2008 for loss on conversion and early extinguishment of debt. (See Note 16 — Debt to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for additional disclosures regarding the conversion of the convertible debentures and early extinguishment of debt).
Return/(Loss) on Investments
     Return/(loss) on investments represents net interest, which is the difference between interest received on our cash and interest paid on our debts. Return on investments was $0.8 million in the year ended June 28, 2008 and $0.6 million in the year ended June 30, 2007, and loss on investments was $4.0 million in the year ended July 1, 2006. The changes in return/(loss) on investment over these periods is due to the elimination of interest on balances outstanding from the $45.9 million of notes issued to Nortel Networks in November 2002 and the elimination of the amortization of interest, costs and warrants associated with our issuance of $25.5 million of convertible debt in December 2004, resulting from the payment and retirements of the notes issued to Nortel Networks and the conversion of $25.5 million of convertible debt into common stock pursuant to a series of agreements entered into on January 13, 2006.
Sources of Cash
     In the past five years, we have funded our operations from several sources, including through public and private offerings of equity, issuance of debt and convertible debentures, sale of assets net cash obtained in connection with acquisitions and by drawing on the $25.0 million senior secured revolving credit facility with Wells Fargo, Inc. which we entered into on August 2, 2006. As of June 28, 2008, we held $51.9 million in cash and cash equivalents, short term investments and restricted cash. Based on these balances, and expected amounts available under our senior secured $25 million credit facility, under which advances are available based on a percentage of accounts receivable at the time the advance is requested, we believe we have sufficient financial resources in order to operate as a going concern through the end of fiscal 2009. Regardless, to further strengthen our financial position we may raise additional funds by any one or a combination of the following: (i) issuing equity, debt or convertible debt or (ii) selling certain non core businesses. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

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
     Pursuant to the terms of the Credit Agreement, borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 2.75 percentage points or the prime rate plus 1.25 percentage points. In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and re-borrowed anytime until maturity, which is August 2, 2009.
     The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $1 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA and judgments, and a change of control default. The Credit Agreement contains negative covenants applicable to the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of EBITDA (if the Borrowers have not maintained “minimum liquidity” defined as $30 million of qualified cash and excess availability, each as also defined in the Credit Agreement), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the Borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates. As of June 28, 2008 we had $4.8 million of standby letters of credit with vendors and landlords secured under this credit agreement, of which $4.5 million expires in September 22, 2008.
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
Future Cash Requirements
     As of June 28, 2008, we held $51.9 million in cash and cash equivalents, short term investments and restricted cash. Based on these balances, and amounts expected to be available under our senior secured $25 million credit facility, under which advances are available based on a percentage of accounts receivable at the time the advance is requested, we believe we have sufficient financial resources in order to operate as a going concern through the end of fiscal 2009. Regardless, to further strengthen our financial position, in the event of unforeseen circumstances, or in the event needed to fund growth in future financial periods we may raise additional funds by any one or a combination of the following: (i) issuing equity, debt or convertible debt or (ii) selling certain non core businesses. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.
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
Risk Management — Foreign Currency Risk
          We are exposed to fluctuations in foreign currency exchange rates and interest rates. As our business is multinational in scope, we are increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. In the future we expect that a majority of our revenues will be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese Yuan and the Swiss franc, in which we pay expenses in connection with operating our facilities in Shenzhen, China, and Zurich, Switzerland. To the extent the exchange rate between the U.S. dollar and the Chinese Yuan were to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate our exposure to such fluctuations between the U.S. dollar and the U.K. pound, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of June 28, 2008, we held 18 foreign currency forward exchange contracts with a nominal value of $15.5 million which include put and call options which expire, or expired, at various dates from July 2008 to June 2009. During the year ended June 28, 2008, we recorded a net gain of $0.2 million in our statement of operations in connection with foreign exchange contracts that expired during that year. As of June 28, 2008 we recorded an unrealized loss of $33,000 to other comprehensive income in connection with marking these contracts to fair value.
Contractual Obligations
     Our contractual obligations at June 28, 2008, by nature of the obligation and amount due over identified periods of time, are set out in the table below:

(In thousands)	FY 2009	FY 2010	FY 2011	FY 2012	FY 2013	Thereafter	Total
Purchase obligations	$28,386	$—	$—	$—	$—	$—	$28,386
Operating lease obligations	6,489	6,347	5,872	3,742	2,974	38,512	63,936
Long-term obligations	54	54	54	54	13	—	229

Net commitments	$34,875	$6,401	$5,926	$3,796	$2,987	$38,512	$92,551

     The purchase obligations consist of our total outstanding purchase order commitments as at June 28, 2008. Any capital purchases to which we are committed are included in these outstanding purchase orders under standard terms and conditions. Operating leases are future annual commitments under non-cancelable operating leases, including rents payable for land and buildings. The long-term obligations are associated with our Swiss subsidiary’s unsecured loan payable to a third party
Off-Balance Sheet Arrangements
     We indemnify our directors and certain employees as permitted by law, and have entered into indemnification agreements with our directors and officers. We have not recorded a liability associated with these indemnification arrangements as we historically have not incurred any costs associated with such indemnification obligations and do not expect to in the future. Costs associated with such indemnification obligations may be mitigated by insurance coverage that we maintain, however such insurance may not cover any, or may cover only a portion of, the amounts we may be required to pay. In addition, we may not be able to maintain such insurance coverage in the future.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest rates
     We finance our operations through a mixture of proceeds received from public offerings and private placements of our equity, operating leases, working capital and by drawing on a three-year $25.0 million senior secured revolving credit facility under a credit agreement we entered into on August 2, 2006. Our only exposure to interest rate fluctuations is on our cash deposits and short term investments and for amounts borrowed under the credit agreement. At June 28, 2008, we had no amounts borrowed under the credit agreement.
     We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short term investments with maturities of less than one year and in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts.

Foreign currency
     We are exposed to fluctuations in foreign currency exchange rates and interest rates. Our business is multinational in scope and we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. In the future we expect that a majority of our revenues will be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese Yuan and the Swiss franc in which we pay expenses in connection with operating our facilities in Shenzhen, China and Zurich, Switzerland. To the extent the exchange rate between the U.S. dollar and the Chinese Yuan or Swiss Franc were to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate our exposure to such fluctuations between the U.S. dollar and the U.K. pound, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of June 28, 2008, we held 18 foreign currency forward exchange contracts with a nominal value of $15.5 million which include put and call options which expire, or expired, at various dates from July 2008 to June 2009 and we recorded an unrealized loss of $33,000 to other comprehensive income in connection with marking these contracts to fair value. It is estimated that a 10% fluctuation in the dollar between June 28, 2008 and the maturity dates of the put and call instruments underlying these contracts would lead to a profit of $1.7 million (U.S. dollar weakening), or loss of $1.1 million (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.

Item 8. Financial Statements and Supplementary Data
     The information required by this item may be found on pages F-1 through F-45 of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 28, 2008, our Chief Executive Office and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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
     Our management assessed the effectiveness of our internal control over financial reporting as of June 28, 2008. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
     Based on our assessment, management concluded that, as of June 28, 2008, our internal control over financial reporting is effective based on these criteria.
     Our independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. This report appears below.
(c) Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bookham, Inc.
We have audited Bookham, Inc.’s (a Delaware Corporation) internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Bookham, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Bookham, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Bookham, Inc. maintained, in all material respects, effective internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheet of Bookham, Inc. and subsidiaries as of June 28, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. Our report dated August 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.
/S/ GRANT THORNTON LLP
San Francisco, California
August 29, 2008
(d) Changes in Internal Control over Financial Reporting
     There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     Not applicable.
PART III
Item 10. Directors, Executive Officers of the Registrant and Corporate Governance
     Information required by this Item is incorporated by reference to the information under the headings “Proposal I — Election of Class I Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics,” and “Non-Director Executive Officers” contained in Bookham’s definitive Proxy Statement for its 2008 annual meeting of stockholders.
Item 11. Executive Compensation
     Information required by this Item is incorporated by reference to the information under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Employment and Other Agreements” contained in Bookham’s definitive Proxy Statement for its 2008 annual meeting of stockholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     Information required by this Item is incorporated by reference to the information under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” contained in Bookham’s definitive Proxy Statement for its 2008 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence
     Information required by this Item is incorporated by reference to the information under the headings “Certain Relationships and Related Transactions,” “Director Independence,” “Employment, Change of Control and Severance Arrangements,” “Proposal I — Election of Class I Directors,” and “Corporate Governance” contained in Bookham’s definitive Proxy Statement for its 2008 annual meeting of stockholders.
Item 14. Principal Accountant Fees and Services
     Information required by this Item is incorporated by reference under the heading “Principal Accountant Fees and Services” and “Pre-Approval Policies and Procedures” contained in Bookham’s definitive Proxy Statement for its 2008 annual meeting of stockholders.
PART IV
Item 15. Exhibit and Financial Statement Schedules
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
     3. List of Exhibits
     The Exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference. Documents listed on such Exhibit Index, except as otherwise indicated in Exhibit Index, are being filed as exhibits herewith. Documents identified on the Exhibit Index as not being filed herewith are not being filed herewith and, pursuant to Rule 12b-32 under the Exchange Act, reference is made to such documents as previously filed as exhibits with the Securities and Exchange Commission. Bookham’s file number under the Exchange Act is 000-30684.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOOKHAM, INC.
By:	/s/ Alain Couder
	Name:	Alain Couder
	Title:	Chief Executive Officer, President and Director

September 5, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alain Couder	Chief Executive Officer, President and Director (Principal Executive	September 5, 2008
Alain Couder	Officer)

/s/ Jerry Turin Jerry Turin	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	September 5, 2008

/s/ Peter Bordui Peter Bordui	Director	September 5, 2008

/s/ David Simpson	Director	September 5, 2008
David Simpson

/s/ Lori Holland Lori Holland	Director	September 5, 2008

/s/ W. Arthur Porter W. Arthur Porter	Director	September 5, 2008

/s/ Joseph Cook Joseph Cook	Director	September 5, 2008

/s/ Edward B. Collins Edward B. Collins	Director	September 5, 2008

/s/ Bernard J. Couillaud Bernard J. Couillaud	Director	September 5, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Bookham, Inc.
We have audited the accompanying consolidated balance sheet of Bookham, Inc. (a Delaware Corporation), and subsidiaries as of June 28, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for the year then ended. Our audit of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bookham, Inc. and subsidiaries as of June 28, 2008, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Bookham, Inc.’s internal control over financial reporting as of June 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 29, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
As discussed in Note 9 to the consolidated financial statements, effective July 1, 2007, the Company adopted Financial Accounting Standards Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.”
/S/ GRANT THORNTON LLP
San Francisco, California
August 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Bookham, Inc.
     We have audited the accompanying consolidated balance sheet of Bookham, Inc. as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2007. Our audits also included the financial statement schedule for the 2007 and 2006 years listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bookham, Inc. at June 30, 2007, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ ERNST & YOUNG LLP
San Jose, California
August 27, 2007 except for Note 12 as to which the date is August 29, 2008

BOOKHAM, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 28, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$32,863	$36,631
Short term investments	17,845	—
Restricted cash	1,154	6,079
Accounts receivable, net of allowances for doubtful accounts and product returns of $283 and $314 in 2008 and $831 and $370 in 2007	45,665	33,685
Inventories	59,612	52,114
Prepaid expenses and other current assets	6,007	9,121

Total current assets	163,146	137,630

Goodwill	7,881	7,881
Other intangible assets, net	7,829	11,766
Property and equipment, net	32,962	33,707
Non-current deferred tax asset	—	13,248
Other non-current assets	272	294

Total assets	$212,090	$204,526

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,501	$21,101
Bank loan payable	—	3,812
Accrued expenses and other liabilities	20,789	22,704
Current deferred tax liability	—	13,248

Total current liabilities	42,290	60,865

Other long-term liabilities	1,336	1,908
Deferred gain on sale-leaseback	19,402	20,786

Total liabilities	63,028	83,559

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock: 5,000,000 authorized; none issued and outstanding	—	—
Common stock:
$.01 par value per share; 175,000,000 shares authorized; 100,739,778 and 83,275,394 shares issued and outstanding at June 28, 2008 and June 30, 2007, respectively	1,007	832
Additional paid-in capital	1,163,598	1,114,391
Accumulated other comprehensive income	44,036	42,444
Accumulated deficit	(1,059,579)	(1,036,700)

Total stockholders’ equity	149,062	120,967

Total liabilities and stockholders’ equity	$212,090	$204,526

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Revenues	$235,491	$162,941	121,138
Revenues from related party	—	39,873	110,511

Net revenues	235,491	202,814	231,649
Cost of revenues	182,518	173,493	190,085

Gross profit	52,973	29,321	41,564

Operating expenses:
Research and development	32,633	43,025	42,587
Selling, general and administrative	47,941	47,820	52,167
Amortization of intangible assets	4,639	8,884	10,004
Restructuring and severance charges	3,471	10,347	11,197
Certain legal actions, settlements and related costs	(2,882)	490	4,997
Acquired in-process research and development	—	—	118
Impairment of goodwill and other intangible assets	—	—	760
Impairment/(recovery) of other long-lived assets	—	1,621	(832)
(Gain)/loss on sale of property and equipment and other long-lived assets	(2,562)	(3,009)	(2,070)

Total operating expenses	83,240	109,178	118,928

Operating loss	(30,267)	(79,857)	(77,364)
Other income/(expense):
Loss on conversion and early extinguishment of debt	—	—	(18,842)
Other income/(expense), net	—	—	298
Interest income	1,465	1,239	1,113
Interest expense	(671)	(573)	(5,128)
Gain/(loss) on foreign exchange	6,038	(2,879)	677

Total other income/(expense)	6,832	(2,213)	(21,882)

Loss before income taxes	(23,435)	(82,070)	(99,246)
Income tax (benefit)/provision	5	105	(11,749)

Net loss	$(23,440)	$(82,175)	$(87,497)

Net loss per share:
Net loss per share (basic and diluted)	$(0.25)	$(1.17)	$(1.87)

Weighted average shares of common stock outstanding (basic and diluted)	93,099	70,336	46,679

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	June 28, 2008	June 30, 2007	July 1, 2006
Cash flows used in operating activities:
Net loss	$(23,440)	$(82,175)	$(87,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,869	23,167	30,231
Stock-based compensation	8,812	6,666	8,863
Impairment of long-lived assets	—	1,621	(72)
Gain on sale of property, equipment and other long-lived assets	(2,562)	(3,009)	(2,070)
One time tax gain	—	—	(11,785)
Legal settlement	—	—	4,997
Acquired in-process research and development	—	—	118
Loss on conversion and early extinguishment of debt	—	—	18,842
Amortization of deferred gain on sale leaseback	(1,384)	(1,435)	(278)
Amortization of interest expense for warrants and beneficial conversion feature	—	—	1,292
Changes in current assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(11,930)	2,514	(5,834)
Inventories	(2,426)	4,298	383
Prepaid expenses and other current assets	4,078	3,079	8,973
Accounts payable	(1,211)	(6,275)	(6,487)
Accrued expenses and other liabilities	(2,811)	(19,224)	(15,863)

Net cash used in operating activities	(16,005)	(70,773)	(56,187)

Cash flows provided by investing activities:
Purchases of property and equipment	(9,135)	(6,433)	(10,113)
Proceeds from sale of property, equipment and other long-lived assets	2,972	5,387	2,396
Acquisitions, net of cash acquired	—	—	9,575
Proceeds from sale-leaseback of Caswell facility	—	—	23,444
Purchases of available for sale securities and investments	(17,844)	—	—
Proceeds from sale of land held for resale	—	9,402	14,734
Transfer (to)/from restricted cash	5,026	(427)	2,656

Cash flows provided/(used) by investing activities	(18,981)	7,929	42,692

Cash flows provided by financing activities:
Amount paid to repurchase shares from former officer	(2)	—	—
Cash paid in connection with early extinguishment of notes payable	—	—	(21,000)
Cash paid in connection with conversion of convertible debentures	—	—	(3,282)
Proceeds from issuance of common stock, net	40,785	55,444	49,548
Proceeds from/(repayment) of bank loan payable	(3,812)	3,812	—
Repayment of other loans	(44)	(108)	(49)

Net cash provided by financing activities	36,927	59,148	25,217

Effect of exchange rate on cash and cash equivalents	(5,709)	2,577	1,094

Net increase in cash and cash equivalents	(3,768)	(1,119)	12,816
Cash and cash equivalents at beginning of period	36,631	37,750	24,934

Cash and cash equivalents at end of period	$32,863	$36,631	$37,750

Supplemental disclosures of cash flow information:
Cash paid for interest	$244	$5,012	$7,481

Cash paid for income taxes	$52	$105	$22

Supplemental disclosures of non cash transactions:
Warrants issued in connection with debt and extinguishment of debt	$—	$12,417	$4,385

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Deferred	Comprehensive	Accumulated	Comprehensive	Shareholders
	Shares	Amount	Capital	Compensation	Income	Deficit	Income	Equity
Balance at July 2, 2005	33,805,437	$338	$925,677	$(808)	$32,889	$(867,028)	$—	$91,068
Issuance of shares upon the exercise of common stock options	58,627	—	303	—	—	—	—	303
Issuance of restricted stock	1,050,000	11	—	—	—	—	—	11
Issuance of shares to CP Santa Rosa Enterprises Corp.	5,100	—	24	—	—	—	—	24
Common stock issued in connection with the settlement of Yue lawsuit	537,635	5	4,995	—	—	—	—	5,000
Common stock issued in public offering	11,250,000	113	49,121	—	—	—	—	49,234
Common stock issued upon conversion of convertible debt	5,386,365	54	25,156	—	—	—	—	25,210
Common stock issued in connection with debt equity exchange	5,120,793	51	33,802	—	—	—	—	33,853
Stock-based compensation expense	—	—	8,056	808	—	—	—	8,864
Common stock issued in connection with Avalon acquisition	764,951	8	6,492	—	—	—	—	6,500
Comprehensive loss:
Unrealized gain on hedging transactions	—	—	—	—	573	—	573	573
Currency translation adjustment	—	—	—	—	1,998	—	1,998	1,998
Net loss for the period	—	—	—	—	—	(87,497)	(87,497)	(87,497)

Total comprehensive loss	—	—	—	—	—	—	$(84,926)

Balance at July 1, 2006	57,978,908	$580	$1,053,626	$—	$35,460	$(954,525)	$—	$135,141
Issuance of shares upon the exercise of common stock options	3,678	—	—	—	—	—	—	—
Issuance of shares upon vesting of restricted stock units	7,917	—	—	—	—	—	—
Issuance of restricted stock to non-employee directors	50,000	—	—	—	—	—	—	—
Resolution of contingent consideration in connection with Avalon acquisition	—	—	(1,000)	—	—	—	—	(1,000)
Common stock issued in private placements	25,234,891	252	55,193	—	—	—	—	55,445
Stock-based compensation expense	—	—	6,277	—	—	—	—	6,277
Restricted stock vesting accelaration related to restructuring and severance charges	—	—	295	—	—	—	—	295
Comprehensive loss:
Unrealized loss on hedging transactions	—	—	—	—	(361)	—	(361)	(361)
Currency translation adjustment	—	—	—	—	7,345	—	7,345	7,345
Net loss for the period	—	—	—	—	—	(82,175)	(82,175)	(82,175)

Total comprehensive loss							$(75,191)

Balance at June 30, 2007	83,275,394	$832	$1,114,391	$—	$42,444	$(1,036,700)	$—	$120,967
Issuance of shares related to shares awards and restricted stock units	1,464,384	15	(15)	—	—	—	—	—
Buy-back of accelerated stock options issued to former officer of the company	—	—	(2)	—	—	—	—	(2)
Adjustment to prior years taxes payable to reflect effect of adoption of FIN 48	—	—	—	—	—	562	—	562
Common stock issued in public offering	16,000,000	160	40,626	—	—	—	—	40,785
Stock-based compensation expense	—	—	8,598	—	—	—	—	8,598
Comprehensive loss:
Unrealized loss on hedging transactions	—	—	—	—	(34)	—	(34)	(34)
Currency translation adjustment	—	—	—	—	1,615	—	1,615	1,615
Other comprehensive income	—	—	—	—	11	—	11	11
Net loss for the period					—	(23,440)	(23,440)	(23,440)

Total comprehensive loss							$(21,848)

Balance at June 28, 2008	100,739,778	$1,007	$1,163,598	$—	$44,036	$(1,059,579)		$149,062

The accompanying notes form an integral part of these consolidated financial statements.

BOOKHAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Description of Business
     Bookham, Inc., a Delaware Corporation (“Bookham Inc”) designs, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. Due to its advantages of higher capacity and transmission speed, optical transmission has become the predominant technology for large-scale communications networks. The Company’s primary operating segment is its telecom segment, which addresses this optical communications market. The Company’s remaining product lines, which address certain other optics and photonics markets, such as material processing, inspection and instrumentation, and research and development, and which leverage the resources, infrastructure and expertise of its telecom segment, comprise its non-telecom segment.
Basis of Presentation
     The Company operates on a 52/53 week year ending on the Saturday closest to June 30. Fiscal 2008, 2007 and 2006 all were comprised of 52 weeks.
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
Short-Term Investments
     The Company classifies short-term investments, which consist primarily of securities purchased with original maturities of more than three months, as “available for sale securities”. These short-term investments are reported at market value, with the aggregate unrealized holding gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.
Restricted Cash
     Restricted cash of $1.2 million as of June 28, 2008 consists of collateral for the performance of the Company’s obligations under certain facility lease agreements along with letters of credit and bank accounts otherwise restricted.
Inventories
     Inventories are stated at the lower of cost (determined using the first in, first out method) or market value (determined using the estimated net realizable value). The Company plans production based on orders received and forecasted demand and maintains a stock of certain items. The Company must order components and build inventories in advance of product shipments. These production estimates are dependent on the Company’s assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. We review our inventory on a quarterly basis to determine if it is saleable. Products may be unsaleable because they are technically obsolete due to substitute products, specification changes or excess inventory relative to customer forecasts. We currently reserve for inventory using methods that take those factors into account. In addition, if we find that the cost of inventory is greater than the current market price, we will write the inventory down to the selling price, less the cost to complete and sell the product.
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
Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets
     The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an annual basis. Recoverability of these assets is measured by comparing their carrying amounts to market prices or future undiscounted cash flows the assets are expected to generate. If property and equipment or certain identifiable intangibles are considered to be impaired, the impairment to be recognized would equal the amount by which the carrying value of the asset exceeds its fair market value based on market prices or future discounted cash flows.
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

     In the year ended July 1, 2006, the Company’s annual review of goodwill and intangible assets led to the recording of an impairment charge of $760,000, all of which related to intangibles in the Company’s telecom segment. A concurrent review of other long-lived assets led to an additional impairment charge of $433,000.
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
     For derivative instruments that are designated and qualify as a cash flow hedge, the purpose of which is to hedge the exposure to variability in expected future cash flows that is attributable to a particular risk, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income/(loss), net on the statement of shareholders’ equity and reclassified into operating results in the same period or periods during which the hedged transaction affects operating results. The remaining gain or loss on the derivative instrument in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, is recognized in current operating results on the consolidated statements of operations during the period of change. For derivative instruments not designated as hedging instruments, the gain or loss is recognized as other income/(expense) during the period of change.
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
     At the end of each accounting period, the Company marks-to-market all foreign currency forward exchange contracts that have been designated as cash flow hedges and changes in fair value are recorded in comprehensive income until the underlying cash flow is settled and the contract is recognized in operating results. As of June 28, 2008, there were eighteen outstanding foreign currency forward exchange contracts to sell U.S. dollars and buy U.K. pound sterling. These contracts have an aggregate nominal value of approximately $15.5 million of put and call options expiring from July 2008 to June 2009. To date, the Company has not entered into any such contracts for longer than 12 months and accordingly, all amounts included in accumulated other comprehensive income as of June 28, 2008 will generally be reclassified into earnings within the next 12 months. As of June 28, 2008, the Company recorded an unrealized loss of $33,000 to other comprehensive income relating to recording the fair value of the eighteen foreign currency forward exchange contracts designated as hedges for accounting purposes.
Advertising Expenses
     The cost of advertising is expensed as incurred. The Company’s advertising costs for the years ended June 28, 2008, June 30, 2007, and July 1, 2006 were $212,000, $226,000, and $302,000, respectively.

BOOKHAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue Recognition
     Revenue represents the amounts (excluding sales taxes) derived from the providing of goods and services to third-party customers during the period. The Company’s revenue recognition policy follows Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements”. Specifically, the Company recognizes product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectibility is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. For shipments to new customers and evaluation units, including initial shipments of new products, where the customer has the right of return through the end of the evaluation period, the Company recognizes revenue on these shipments at the end of an evaluation period, if not returned, and when collection is reasonably assured. The Company records a provision for estimated sales returns in the same period as the related revenues are recorded, which is netted against revenue. These estimates are based on historical sales returns, other known factors and the Company’s return policy. Shipping and handling costs are included in cost of revenues.
     The Company recognizes royalty revenue when it is earned and collectibility is reasonably assured.
     The Company applies the same revenue recognition policy to both its telecom and non-telecom operating segments.
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
Stock-Based Compensation
     At June 28, 2008, the Company had active stock-based employee compensation plans, as described in Note 10 — Stockholders’ Equity. Prior to July 3, 2005, the Company accounted for its plans under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related Interpretations, as permitted by Financial Accounting Standards Board Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation”. Effective July 3, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123R (“SFAS 123R”), “Share-Based Payment”, using the modified prospective transition method and accordingly, the Company has not restated the consolidated results of operations for fiscal years prior to its adoption of SFAS 123R. Under that transition method, stock-based compensation cost recognized during the years ended June 28, 2008, June 30, 2007 and July 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 3, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to July 3, 2005, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock options have a term of 10 years and generally vest over a four to five year service period, and restricted stock awards generally vest over a one to four year period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by the Company’s Board of Directors.

BOOKHAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The weighted average fair value of stock options granted at fair market value during the years ended June 28, 2008, June 30, 2007 and July 1, 2006 were $2.13, $2.28 and $4.97, respectively. Total compensation cost related to non-vested awards not yet recognized as of June 28, 2008 was $8.5 million, of which $7.9 million relates to time based vesting awards expected to be recognized over 1.6 year weighted average basis and $0.6 million relates to performance based vesting awards for which the achievement of the related performance targets has not yet been deemed as probable. The fair value of stock options vested during the year was $5.8 million.
     The weighted-average fair value for stock options granted was calculated using the Black-Scholes-Merton option-pricing model based on the following assumptions:

Year Ended
	June 28, 2008	July 30, 2007	July 1, 2006
Volatility	68% to 79%	81% to 85%	81% to 87%
Weighted-average estimated life	4.5 years	4.5 years	4.0 years
Weighted-average risk free interest rate	2.3% to 4.9%	4.4% to 5.1%	4.2% to 4.5%
Dividend yield	—	—	—
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
Accumulated Other Comprehensive Income
     The components of accumulated other comprehensive income are as follows:

	June 28, 2008	June 30, 2007
	(In thousands)
Unrealized gain on currency instruments designated as hedges	$86	$212
Currency translation adjustments	43,939	42,232
Unrealized gain/loss on short-term investments	11	—

Accumulated other comprehensive income - end	$44,036	$42,444

Recent Accounting Developments
     In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities— Including an Amendment of FASB Statement No. 115”, or “SFAS 159”. SFAS 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS 159 also prescribes presentation and disclosure requirements for assets and liabilities that are measured at fair value pursuant to this standard and pursuant to the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 159 will be effective for the Company on June 29, 2008. The adoption of SFAS No. 159 will not have a material impact on the Company’s financial position, results of operations or cash flows.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also requires requests for expanded information about the extent to which a company measures assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 will be effective for the Company on June 29, 2008. The adoption of SFAS No. 157 will not have a material impact on the Company’s financial position, results of operations or cash flows.
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
     In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”). SFAS 160 changes the accounting and reporting for minority interests, which are to be re-characterized as non-controlling interests and classified as a component of equity on the balance sheet and statement of shareholders’ equity. This consolidation method will significantly change the accounting for transactions with minority interest holders. The Company is required to adopt SFAS No. 160 at the beginning of the first quarter of fiscal 2010, which begins on June 28, 2009. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 160 will have on its consolidated results of operations and financial condition.
     In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157. FSP No.157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of 2009. The major categories of non-financial assets and non-financial liabilities that are measured at fair value, for which the company has not yet applied the provisions of SFAS No. 157 are goodwill and intangible assets.
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
     In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. This standard is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other Generally Accepted Accounting Principles (GAAP). FSP No.142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after July 1, 2009.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to SFAS No. 162 essentially unchanged. The Statement becomes effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change current accounting practice in any area.

F-15

BOOKHAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. Concentration of Revenues and Credit and Other Risks
     The Company places its cash and cash equivalents and short term investments with and in the custody of financial institutions with high credit standing and, by policy, limits the amounts invested with any one institution, type of security and issuer.
     Nortel Networks Corporation accounted for 15% of our revenue in the year ended June 28, 2008, 20% in the year ended June 30, 2007, and 48% in the year ended July 1, 2006. Huawei Technologies Co., Ltd. accounted for 11% of our revenue in the year ended June 28, 2008. Revenues from both customers were generated in the Company’s telecom segment. For the years ended June 28, 2008, June 30, 2007 and July 1, 2006, no other customer accounted for more than 10% of the Company’s total revenues, except Cisco Systems, Inc. which accounted for 12% in the year ended June 30, 2007.
     At June 28, 2008 and June 30, 2007, Nortel Networks Corporation accounted for 15% and 12% of the Company’s gross accounts receivable balance, respectively. At June 28, 2008 and June 30, 2007, Huawei Technologies Co., Ltd. accounted for 12% and 11% of the Company’s gross accounts receivable balance, respectively.
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
3. Inventories
     Inventories consist of the following:

	June 28, 2008	June 30, 2007
	(In thousands)
Raw materials	$21,140	$20,238
Work in process	24,786	18,489
Finished goods	13,686	13,387

Total	$59,612	$52,114

     Inventories are valued at the lower of the cost to acquire or manufacture the product or market value. The manufacturing cost includes the cost of the components purchased to produce products, the related labor and overhead. On a quarterly basis, inventory is reviewed to determine if it is believed to be saleable. Products may be unsaleable because they are technically obsolete or excess, due to substitute products or specification changes or because the Company holds an excessive amount of inventory relative to customer forecasts. Inventory is currently valued using methods that take these factors into account. In addition, if it is determined that cost is greater than selling price then inventory is written down to market value defined as the selling price less costs to complete and sell the product.
     During the year ended July 1, 2006, the Company had revenues of $9.5 million related to, and recognized profits on, inventory that had been carried on the Company’s books at zero value. The Company had no revenues from zero value inventories in the year ended June 28, 2008 or the year ended June 30, 2007. These inventories were originally acquired in connection with the purchase of the optical components business of Nortel Networks Corporation. While this inventory is carried on the Company’s books at zero value, and its sale generates higher margins than most of the new products, the Company incurs additional costs to complete the manufacturing of these products prior to sale. Revenues from this inventory are expected to be insignificant in the future.

BOOKHAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. Property, Plant and Equipment
     Property, plant and equipment consist of the following:

	June 28, 2008	June 30, 2007
	(In thousands)
Buildings	$18,411	$18,303
Plant and machinery	77,606	66,575
Fixtures, fittings and equipment	1,098	420
Computer equipment	14,892	13,598

	112,007	98,896
Less accumulated depreciation	(79,045)	(65,189)

	$32,962	$33,707

     Depreciation expense was $12,230,000, $14,012,000, and $20,227,000 for the years ended June 28, 2008, June 30, 2007 and July 1, 2006, respectively.
5. Accrued Expenses and Other Liabilities
     Accrued expenses and other current liabilities consist of the following:

	June 28, 2008	June 30, 2007
	(In thousands)
Trade creditor accruals	$4,090	$4,324
Compensation and benefits related accruals	6,724	5,212
Warranty accrual	2,598	2,569
Other accruals	5,657	7,886
Current portion of restructuring accrual	1,720	2,713

Total	$20,789	$22,704

     Other long-term liabilities consist of the following:

	June 28, 2008	June 30, 2007
	(In thousands)
Long-term portion of restructuring accrual	$1,108	$1,678
Other long-term liabilities	228	230

Total	$1,336	$1,908

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

BOOKHAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Movements in the warranty accrual are as follows:

	June 28, 2008	June 30, 2007	July 1, 2006
	(In thousands)
Warranty provision at beginning of year	$2,569	$3,429	$3,782
Warranties issued	2,290	2,037	2,447
Warranties utilized	(1,307)	(2,497)	(2,243)
Warranties expired, and other changes in liability	(992)	(713)	(610)
Foreign currency translation	38	313	53

Warranty provision at end of year	$2,598	$2,569	$3,429

Credit Agreement
     On August 2, 2006, the Company, with Bookham Technology plc, New Focus, Inc. and Bookham (US) Inc., each a wholly-owned subsidiary of the Company (collectively, the “Borrowers”), entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Foothill, Inc. and other lenders regarding a three-year $25,000,000 senior secured revolving credit facility. Advances are available under the Credit Agreement based on a percentage of accounts receivable at the time the advance is requested. As of June 28, 2008, the Company had no amount borrowed under this line of credit. The Company also had $4.8 million of standby letters of credits with vendors and landlords secured under this credit agreement, of which $4.5 million expires in September 22, 2008.
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

BOOKHAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. Commitments and Contingencies
Operating Leases
     The Company leases certain of its facilities under non-cancelable operating lease agreements that expire at various dates from fiscal 2009 through 2026. Rent expense for these leases was $6,674,000, $4,434,000 and $2,372,000, during the years ended June 28, 2008, June 30, 2007 and July 1, 2006, respectively.
Caswell Sale-Leaseback
     On March 10, 2006, the Company’s Bookham Technology plc subsidiary entered into multiple agreements with a subsidiary of Scarborough Development (“Scarborough”) for the sale and leaseback of the land and buildings located at its Caswell, United Kingdom, manufacturing site. The sale transaction, which closed on March 30, 2006, resulted in immediate proceeds to Bookham Technology plc of £13.75 million (approximately U.S. $24 million on the date of the transaction). Under these agreements, Bookham Technology plc leases back the Caswell site for an initial term of 20 years, with options to renew the lease term for 5 years following the initial term and for rolling 2-year terms thereafter. Annual rent is £1.1 million (approximately $2.2 million based on the exchange rate of $1.989 as of June 28, 2008) during the first 5 years of the lease, £1.2 million (approximately $2.4 million based on the exchange rate of $1.989 as of June 28, 2008) during the next 5 years of the lease, £1.4 million (approximately $2.8 million based on the exchange rate of $1.989 as of June 28, 2008) during the next 5 years of the lease and £1.6 million (approximately $3.2 million based on the exchange rate of $1.989 as of June 28, 2008) during the next 5 years of the lease. Rent during the renewal terms will be determined according to the then market rent for the site. The obligations of Bookham Technology plc under these agreements are guaranteed by the Company. In addition, Scarborough, Bookham Technology plc and the Company entered into a pre-emption agreement with the buyer under which Bookham Technology plc, within the next 20 years, has a right to purchase the Caswell site in whole or in part on terms acceptable to Scarborough if Scarborough agrees to terms with or receives an offer from a third party to purchase the Caswell facility. Under the provisions of SFAS 13, “Accounting for Leases”, the Company has deferred a related gain of $20.4 million, which will be amortized ratably against rent expense over the initial 20 year term of the lease. As of June 28, 2008, the unamortized balance of this deferred gain is $19.4 million. The Company is recognizing the rent expense related to payments over the term of the lease.
     The Company’s future minimum lease payments under non-cancelable operating leases, including the sale-leaseback of the Caswell facility and $3.7 million related to unoccupied facilities as a result of the Company’s restructuring activities, are as follows (in thousands):

For fiscal year ending on or about June 30,
2009	$6,489
2010	6,347
2011	5,872
2012	3,742
2013	2,974
Thereafter	38,512

Total	$63,936

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
•	In connection with the sale by New Focus, Inc. of its passive component line to Finisar, Inc., New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This obligation expires in May 2009 and has no limitation on maximum liability.

•	The Company indemnifies its directors and certain employees as permitted by law, and has entered into indemnification agreements with its directors and senior officers. The Company has not recorded a liability associated with these indemnification arrangements as the Company historically has not incurred any costs associated with such indemnifications and does not expect to in the future. Costs associated with such indemnifications may be mitigated by insurance coverage that the Company maintains.

•	The Company also has indemnification clauses in various contracts that it enters into in the normal course of business, such as those issued by its banks in favor of several of its suppliers or indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing the Company’s products should such products infringe the intellectual property rights of a third party. The Company has not historically paid out any amounts related to these indemnifications and does not expect to in the future, therefore no accrual has been made for these indemnifications.
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
Other Litigation
     On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822, was filed against New Focus, Inc. (“New Focus”) and several of its officers and directors, or the Individual Defendants, in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp., or the Underwriter Defendants, the underwriters in New Focus’s initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated.
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

     Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other public companies, their underwriters, and their officers and directors arising out of each company’s public offering. These actions, including the action against New Focus and the action against Bookham Technology plc, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92.
     On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in the New Focus action and an Amended Class Action Complaint in the Bookham Technology plc action (together, the “Amended Class Action Complaints”). The Amended Class Action Complaints assert claims under certain provisions of the securities laws of the United States. They allege, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Class Action Complaints seek unspecified damages (or, in the alternative, rescission for those class members who no longer hold our or New Focus common stock), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the Individual Defendants were dismissed, without prejudice, from the action subject to their execution of tolling agreements. In July 2002, all defendants filed Motions to Dismiss the Amended Class Action Complaints. The motions were denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.
     The plaintiffs and most of the issuer defendants and their insurers entered into a stipulation of settlement for the claims against the issuer defendants, including Bookham Technology plc and New Focus. This stipulation of settlement was subject to, among other things, certification of the underlying class of plaintiffs. Under the stipulation of settlement, the plaintiffs would dismiss and release all claims against participating defendants in exchange for a payment guaranty by the insurance companies collectively responsible for insuring the issuers in the related cases, and the assignment or surrender to the plaintiffs of certain claims the issuer defendants may have against the underwriters. On February 15, 2005, the District Court issued an Opinion and Order preliminarily approving the settlement provided that the defendants and plaintiffs agree to a modification narrowing the scope of the bar order set forth in the original settlement agreement. The parties agreed to the modification narrowing the scope of the bar order, and on August 31, 2005, the District Court issued an order preliminarily approving the settlement.
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
     On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. In light of the overturned class certification on June 25, 2007, the District Court signed an Order terminating the settlement. The actions against Bookham Technology plc and New Focus remain stayed while litigation proceeds in six test cases against other companies which involve claims virtually identical to those that have been asserted against Bookham Technology plc and New Focus. It is uncertain whether there will be any revised or future settlement. If a settlement does not occur and litigation against Bookham Technology plc and New Focus continues, the Company believes that both Bookham Technology plc and New Focus have meritorious defenses to the claims made in the Amended Class Action Complaints and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
     On November 12, 2007, Xi’an Raysung Photonics Inc. filed a civil suit against Bookham, Inc., and its wholly-owned subsidiary, Bookham Technology (Shenzhen) Co., Ltd., in the Xi’an Intermediate People’s Court in Shanxi Province of the People’s Republic of China. The complaint filed by Xi’an Raysung Photonics Inc. alleges that Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. breached an agreement between the parties pursuant to which Xi’an Raysung Photonics Inc. had supplied certain sample components and was to supply certain components to Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. Xi’an Raysung Photonics Inc. has increased its request that the court award damages of 20,000,000 Chinese Yuan (approximately $2.9 million based on an exchange rate of $1.00 to 6.85495 Chinese Yuan as in effect on June 28, 2008) and require that Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. pay its legal fees in connection with the suit. Bookham, Inc. and Bookham Technology (Shenzhen) Co., Ltd. believes they have meritorious defenses to the claims made by Xi’an Raysung Photonics Inc. and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
     On March 4, 2008, Bookham filed a declaratory judgment complaint captioned Bookham, Inc. v. JDS Uniphase Corp. and Agility Communications, Inc., Civil Action No. 5:08-CV-01275-RMW, in the United States District Court for the Northern District of California, San Jose Division. Bookham’s complaint seeks declaratory judgments that its tunable laser products do not infringe any valid, enforceable claim of U.S. Patent Nos. 6,658,035, 6,654,400, 6,687,278, and that all claims of the aforementioned patents are invalid and unenforceable. Bookham’s complaint also contains affirmative claims for relief against JDS Uniphase Corp. and Agility Communications, Inc. for statutory unfair competition, and for intentional interference with economic advantage.

     On July 21, 2008, JDS Uniphase Corp. and Agility Communications, Inc. answered Bookham’s complaint and asserted counterclaims against Bookham for infringement of U.S. Patent Nos. 6,658,035, 6,654,400, 6,687,278, which JDS Uniphase Corp. acquired from Agility Communications, Inc. The counterclaims are focused on Bookham’s tunable laser product line, but no disclosure of particular alleged infringing products has yet been made. JDS Uniphase Corp. seeks unspecified compensatory damages, treble damages and attorney fees from Bookham, and an order enjoining Bookham from future infringement of the patents-in-suit. No litigation schedule or trial date has yet been set. Any adverse ruling by the court, including an injunction that could prohibit us from using the technology covered by the patents in our products, or prolonged litigation may have an adverse effect on our business and any resolution may not be in our favor.
     On April 18, 2008 the Company settled a lawsuit in the United Kingdom under which it had been seeking claims against a land developer in connection with the Company’s sale of a certain parcel of land in 2005. In the year ended June 30, 2008 the Company has recorded a gain of $2.9 million, net of costs, associated with this settlement.
7. Restructuring and Severance Charges
     In May, September and December 2004, the Company announced restructuring plans, including the transfer of its assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. These cost reduction efforts were expanded in November 2005 to include the transfer of the Company’s chip-on-carrier assembly from Paignton to Shenzhen. The transfer of these operations was completed in the quarter ended March 31, 2007. In May 2006, the Company announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, which was substantially completed in the quarter ended June 30, 2007. As of June 28, 2008, the Company had spent $32.8 million on these restructuring programs.
     On January 31, 2007, the Company adopted an overhead cost reduction plan which includes workforce reductions, facility and site consolidation of its Caswell, U.K. semiconductor operations within existing U.K. facilities and the transfer of certain research and development activities to its Shenzhen, China facility. The Company began implementing the overhead cost reduction plan in the quarter ended March 31, 2007, and the related actions also included consolidation of certain head office functions in our San Jose, California location. Of the total cost associated with this overhead cost reduction plan, the substantial portions of the costs were personnel severance and retention related expenses. As of December 29, 2007, these plans were substantially complete. The Company has incurred related expenses of $7.7 million. The Company continues to leverage the cost reduction actions first initiated under this plan and has begun transferring certain non-telecom manufacturing activities from its San Jose, California facility to its Shenzhen, China facility. Restructuring and severance charges related to this move, the substantial portion being personnel related, and are expected to total $0.8 million to $1.0 million over the next two fiscal quarters.
     In connection with earlier plans of restructuring, and the assumption of restructuring accruals upon the acquisition of New Focus in March 2004, in the year ended June 28, 2008, the Company continued to make scheduled payments drawing down the related lease cancellations and commitments. The Company accrued $1.1 million, $0.9 million and $1.9 million in the fiscal years ended June 28, 2008, June 30, 2007 and July 1, 2006, respectively, in expenses for revised estimates related to these lease cancellations and commitments. Remaining net payments of lease cancellations and commitments in connection with the Company’s earlier restructuring and cost reduction efforts are included in the restructuring accrual as of June 28, 2008. The related operating lease commitments outstanding as of June 28, 2008 are reflected in the disclosures in Note 6 — Commitments and Contingencies.
     For all periods presented, separation payments under the restructuring and cost reduction efforts were accrued and charged to restructuring in the period that both the benefit amounts were determined and the amounts had been communicated to the affected employees.

BOOKHAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table summarizes the activity related to the restructuring liability for the year ended June 28, 2008:

	Accrued	Amounts				Accrued
	restructuring	charged to				restructuring
	costs at June 30,	restructuring	Amounts	Amounts paid		costs at June 28,
(In thousands)	2007	costs and other	reversed	or written-off	Adjustments	2008
Lease cancellations and commitments	$3,845	$1,141	$(20)	$(2,904)	$12	$2,074
Asset impairment	—	35	—	(35)	—	—
Termination payments to employees and related costs	546	2,350	(36)	(2,141)	35	754

Total accrued restructuring	4,391	$3,526	$(56)	$(5,080)	$47	2,828

Less non-current accrued restructuring charges	(1,678)					(1,108)

Accrued restructuring charges included within accrued expenses and other liabilities	$2,713					$1,720

     The amounts charged to restructuring, net of reversals, in the statement of operations for the year ended June 28, 2008 is $3.5 million. Charges for termination payments are primarily related to the January 2007 overhead cost reduction discussed above and certain headquarters consolidation actions. Charges for lease cancellations and commitments are primarily related to changing assumptions as to sub-lease assumptions regarding previously exited buildings and are related to our non-telecom segment. The substantial portions of other charges are associated with our telecom segment.
     The following table summarizes the activity related to the restructuring liability for the year ended June 30, 2007:

	Accrued	Amounts				Accrued
	restructuring	charged to				restructuring
	costs at July 1,	restructuring	Amounts	Amounts paid		costs at June 30,
(In thousands)	2006	costs and other	reversed	or written-off	Adjustments	2007
Lease cancellations and commitments	$11,438	$867	$—	$(8,408)	$(52)	$3,845
Termination payments to employees and related costs	4,691	9,480	(295)	(13,692)	362	546

Total accrued restructuring	16,129	$10,347	$(295)	$(22,100)	$310	4,391

Less non-current accrued restructuring charges	(3,196)					(1,678)

Accrued restructuring charges included within accrued expenses and other liabilities	$12,933					$2,713

The amount charged to restructuring in the statement of operations for the year ended June 30, 2007 is $10.3 million. Charges for termination payments are primarily in connection with the transfer of assembly and test and related operations from Paignton to Shenzhen, and related to the January 2007 cost reduction described above. Restructuring and severance charges for the year ended June 30, 2007 include $0.3 million related to a non-cash charge for acceleration of restricted stock and $0.8 million related to payments made in connection with a separation agreement the Company executed in May 2007 with its former Chief Executive Officer. Charges for lease cancellations and commitments are primarily related to changing sub-lease assumptions regarding previously exited buildings and are related to our non-telecom segment. The substantial portions of other charges are associated with our telecom segment.
8. Employee Benefit Plans
     In the United States, the Company sponsors a 401(k) plan that allows voluntary contributions by eligible employees, who may elect to contribute up to the maximum allowed under the U.S. Internal Revenue Service regulations. The Company generally makes 25% matching contributions (up to a maximum of $2,000 per eligible employee per year) and it recorded related expenses of $0.5 million in each of the years ended June 28, 2008, June 30, 2007, and July 1, 2006, respectively.
     The Company also contributes to a United Kingdom based defined contribution pension scheme for directors and employees, and to an additional defined contribution plan for the benefit of one director. Contributions, and the related expenses, under these plans were $1.6 million, $2.4 million, and $2.7 million in the years ended June 28, 2008, June 30, 2007, and July 1, 2006, respectively.

9. Income Taxes
For financial reporting purposes, the Company’s pre-tax loss from continuing operations includes the following:

	Year Ended
	June 28	June 30	July 1
	2008	2007	2006
	(In thousands)
Current
Domestic	$(7,265)	$(9,692)	$(43,817)
Foreign	(16,170)	(72,378)	(55,428)

	$(23,435)	$(82,070)	$(99,245)

The components of the provision for income taxes are as follows:

	Year Ended
	June 28	June 30	July 1
	2008	2007	2006
	(In thousands)
Current
Federal	$—	$(4)	$—
State	—	—	—
Foreign	5	109	23

	$5	$105	$23

Deferred
Federal	—	—	—
State	—	—	—
Foreign			(11,772)

	—	—	(11,772)

Total	$5	$105	$(11,749)

Reconciliations of the income tax provision at the statutory rate to the Company’s provision for income tax are as follows:

	Year Ended
	June 28	June 30	July 1
	2008	2007	2006
	(In thousands)
Tax benefit at federal statutory rate	$(7,968)	$(28,724)	$(34,736)
Unbenefited domestic losses and credits	2,470	3,392	12,131
Unbenefited foreign losses and credits	5,503	25,437	10,856

Provision for (benefit from) income taxes	$5	$105	$(11,749)

	June 28	June 30
	2008	2007
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$199,391	$314,760
Depreciation and capital losses	76,202	79,648
Inventory valuation	952	1,069
Accruals and reserves	1,777	4,161
Capitalized research and development	2,310	2,848
Tax credit carryforwards	2,846	10,147
Stock Compensation	1,585	1,592

Total deferred tax assets	285,063	414,225
Valuation allowance	(277,221)	(391,806)

Net deferred tax assets	7,842	22,419

Deferred tax liabilities:
Other asset impairments	(7,842)	(8,073)
Forthaven deferred tax liability	0	(14,346)

	(7,842)	(22,419)

Net Deferred Tax Assets	$—	$—

The Company’s valuation allowance decreased by $ 114,585,000 in the year ended June 28, 2008 compared to the year ended June 30, 2007, and decreased by $71,781,000 in the year ended July 1, 2007 compared to the year ended July 1, 2006.
Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its net deferred tax assets.
As of June 28, 2008, the Company had foreign net operating loss carry forwards of approximately $602,266,000, $56,805,000, $19,776,000, and $3,397,000 in the United Kingdom, Switzerland, China, and Canada, respectively. The United Kingdom and Canada net operating losses do not expire, the Swiss net operating loss will expire at various times from 2008 through 2013 if unused, and the China net operating loss will expire at various times from 2008 through 2009 if unused. The Company also has U.S. federal, California and other state net operating losses of approximately $12,095,000, $29,090,000 and $24,000 respectively, which will expire in various years from 2017 through 2028 if unused.
As of June 28, 2008, the Company has U.S. federal, California, and foreign research and development credits of approximately $100,000, $289,000 and 5,846,000 respectively. The federal credit will expire at various times from 2027 through 2028 if unused. The California credit can be carried forward indefinitely. The foreign credit will expire at various times from 2015 through 2027 if unused.
Utilization of net operating loss carry forwards and credit carry forwards may be subject to annual limitations due to ownership changes as provided in the Internal Revenue Code of 1986, as amended, as well as similar state and foreign tax laws.
Effective July 1, 2007, the Company adopted Financial Accounting Standards Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken, or expected to be taken, in a company’s income tax return; and also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, or SFAS No. 109. Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on July 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date. As a result of the implementation of FIN No. 48, Bookham, Inc. recognized a decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods and therefore made a corresponding adjustment to its opening retained earnings as of July 2, 2007 of approximately $562,000.
The Company’s total amount of unrecognized tax benefits as of July 1, 2007, the adoption date, and June 28, 2008 was approximately $3.6 million and $92.3 million, respectively. An adjustment of $88.5 million based on analysis performed during the year was made to the opening July 1, 2007 balance to account for certain deferred tax assets recorded as unrecognized tax benefits. This adjustment was previously in the deferred tax asset which carried a full valuation allowance; therefore, there is no impact on the financial statements. Also, the Company had no unrecognized tax benefits that, if recognized, would affect its effective tax rate for July 1, 2007 or June 28, 2008 due to a full valuation allowance against its deferred tax assets. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.
A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits during the tax year ended June 28, 2008 is as follows:

2008
(In thousands)
Balance at July 1, 2007	$3,612
Revisions to opening unrecgonized tax benefits	88,518
Additions for tax positions related to 2008	150

Balance at June 28, 2008	$92,280

Upon adoption of FIN No. 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s ‘provision for (benefit from) income taxes,’ did not change. As of July 1, 2007, and June 28, 2008, the Company did not have any accrual for payment of interest and penalties related to unrecognized tax benefits.
The Company files U.S. federal, U.S. state, and foreign tax returns and has determined its major tax jurisdictions are the United States, the United Kingdom, and China. Certain jurisdictions remain open to examination by the appropriate governmental agencies; U.S. federal and China tax years 2004 to 2008, various U.S. states tax years 2003 to 2008, and the United Kingdom tax years 2002-2008.

BOOKHAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
10. Stockholders’ Equity
     On November 13, 2007, the Company completed a public offering of 16,000,000 shares of its common stock at a price to the public of $2.75 per share that generated $40.8 million of cash, net of underwriting commissions and offering expenses.
     On March 22, 2007, the Company entered into a definitive agreement for a private placement pursuant to which it issued and sold, on March 22, 2007, 13,640,224 shares of common stock and warrants to purchase up to 4,092,066 shares of common stock with certain institutional accredited investors for net proceeds to the Company of approximately $26.9 million. The warrants have a five year term and are exercisable beginning on September 23, 2007 at an exercise price of $2.80 per share, subject to adjustment based on a weighted average anti-dilution formula if the Company effects certain equity issuances in the future for consideration per share that is less than the then current exercise price per share of such warrants. The fair value of these warrants was determined to be $6.3 million as of March 22, 2007.
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
     In November 2007, the Company granted 268,749 shares of restricted stock units under existing stock incentive plans. The Company also issued 250,000 shares of restricted stock units to certain executives of the Company under existing stock incentive plans. The restricted stock grants vest when the Company achieves earnings before interest, taxes, depreciation and amortization, excluding restructuring charges, one-time items and charges for stock-based compensation greater than zero. The Company recorded $1.3 million of expense in its fiscal quarter ended June 28, 2008 under SFAS 123R in connection with these performance based grants.
     In June 2007, the Company granted options to purchase 886,500 shares of common stock and issued 886,500 shares of restricted stock (including 217,500 restricted stock units) under existing stock incentive plans. The options have an exercise price of $2.01, have a term of ten years and vest ratably over 48 months with the first 12 months of vesting deferred until the one year anniversary of the grant. The restricted stock grants vest when the Company achieves earnings before interest, taxes, depreciation and amortization, excluding restructuring charges, one-time items and charges for stock-based compensation greater than zero. The Company recorded $1.7 million of expense in its fiscal quarter ended December 29, 2007 under SFAS 123R in connection with these performance based grants.
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
     In November 2005, the Company granted options to purchase 4,762,500 shares of common stock and issued 1,100,000 shares of restricted stock (including 50,000 restricted stock units) under existing stock incentive plans. The options have an exercise price of $4.91, have a term of ten years and vest ratably over 48 months with the first 12 months of vesting deferred until the one year anniversary of the grant. The restricted stock grants vest as to 50% ratably over 48 months, as to 25% when the Company achieves earnings before interest, taxes, depreciation and amortization, excluding restructuring charges, one-time items and charges for stock-based compensation cumulatively greater than zero for two successive quarters, and as to 25% when the Company achieves earnings before interest, taxes, depreciation and amortization, excluding restructuring charges, one-time items and charges for stock-based compensation cumulatively greater than 8% of revenues for two successive quarters. During the quarter ended June 28, 2008 the Company recorded expenses of $657,000 under SFAS 123R related to 133,750 shares of restricted stock (and restricted stock units) in association with certain of these performance based targets and the remaining 133,750 unvested shares of restricted stock (and restricted stock units) with performance based vesting will expire November 11, 2009 if such targets are not achieved by that date.
     On September 22, 2004, options to purchase 1,730,950 shares of common stock of the Company were granted to employees at an exercise price of $6.73 per share. One half of the options vest on a time based schedule (twenty-five percent of such amount vests one year from the grant date, with the remaining seventy-five percent of such amount vesting monthly over the next three years) and the remaining half vest on a performance based schedule. The performance based schedule options vest as follows: (i) fifty percent of the performance based shares vest when the Company achieves cash flow break-even (which is defined as the point when the Company generates earnings before interest, taxes, depreciation and amortization (excluding one-time items) greater than zero in any fiscal quarter) and (ii) the remaining fifty percent of these performance based shares vest upon the Company achieving profitability (which is defined as the point at which the Company generates a profit before interest and taxes (excluding one-time items) that is greater than zero in any fiscal quarter). As of June 28, 2008, 424,345 shares underlying these options have vested. Any unvested performance based options will vest in full on September 22, 2009, regardless of the achievement of the underlying performance targets.
     In December 2004, in connection with a 7% convertible note private placement as described in Note 16- Debt, the Company issued warrants to purchase 2,001,963 shares of its common stock. These warrants have an exercise price of $6.00 per share and expire on December 20, 2009.

BOOKHAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     In addition to the stock option grants described above, the following summarizes all employee stock option activity for the periods provided below:

	Options	Weighted Average
	Outstanding	Exercise Price
Outstanding at July 2, 2005	3,247,252	$13.87
Granted	5,130,660	$4.97
Exercised	(58,627)	$5.15
Cancelled	(998,416)	$12.70

Outstanding at July 1, 2006	7,320,869	$7.79
Granted	1,260,550	$2.28
Exercised	(3,678)	$2.69
Cancelled	(2,148,293)	$7.23

Outstanding at June 30, 2007	6,429,448	$9.16
Granted	1,749,658	$2.13
Exercised	—	—
Cancelled	(1,356,922)	$6.64

Outstanding at June 28, 2008	6,822,184	$7.53

     The following summarizes option information relating to options outstanding under the Company’s stock option plans as of June 28, 2008 as well as options the Company assumed from Bookham Technology plc in connection with the scheme of arrangement pursuant to which Bookham Technology plc became a wholly-owned subsidiary of the Company. Because the Company tracks the options issued under Bookham Technology plc’s plans and assumed by the Company in the scheme of arrangement separately from those issued under plans, the following information in presented in two separate sets of exercise price ranges (in U.S. dollars):

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
				Weighted
				Average
			Number	Remaining	Weighted	Number	Weighted
Range of			Outstanding	Contractual	Average	Exercisable	Average
Exercise Prices			As of June 28, 2008	Term	Exercise Price	As of June 28, 2008	Exercise Price
U.S. Plans
$1.23	—	$1.54	155,000	9.68	$1.33	—	$0.00
$1.75	—	$1.75	832,906	9.59	$1.75	—	$0.00
$1.86	—	$2.00	23,000	9.92	$1.94	10,000	$1.86
$2.01	—	$2.01	761,500	9.04	$2.01	190,375	$2.01
$2.18	—	$2.89	718,243	9.03	$2.77	47,169	$2.60
$2.90	—	$4.70	273,141	8.49	$3.27	176,157	$3.27
$4.91	—	$4.91	2,740,714	7.43	$4.91	1,816,941	$4.91
$4.99	—	$7.45	658,898	6.54	$6.63	459,482	$6.64
$7.74	—	$206.49	352,982	4.33	$18.40	351,773	$18.41
$510.28	—	$510.28	30	2.34	$510.28	30	$510.28

$1.23	—	$510.28	6,516,414	7.92	$4.67	3,051,927	$6.41
Assumed from U.K. Plans
$9.80	—	$9.80	10,000	6.10	$9.80	9,583	$9.80
$11.58	—	$11.58	50,800	5.93	$11.58	50,800	$11.58
$13.86	—	$14.74	17,000	4.28	$14.06	17,000	$14.06
$15.44	—	$15.44	85,230	4.38	$15.44	85,230	$15.44
$15.84	—	$23.75	17,750	4.77	$16.84	17,750	$16.84
$23.85	—	$23.85	35,755	3.71	$23.85	35,755	$23.85
$26.77	—	$26.77	61,900	5.24	$26.77	61,900	$26.77
$26.82	—	$268.23	17,235	3.17	$69.61	17,235	$69.61
$322.47	—	$322.47	9,900	2.38	$322.47	9,900	$322.47
$713.64	—	$713.64	200	2.13	$713.64	200	$713.64

$9.80	—	$713.64	305,770	4.67	$31.35	305,353	$31.38

Total			6,822,184			3,357,280

     The weighted average remaining contractual term of options exercisable was 6.91 years as of June 28, 2008.

     Under the Company’s Amended and Restated 2004 Stock Incentive Plan, there are 12,105,257 shares available for grant as of June 28, 2008. The Company generally grants stock options that vest over a four to five year service period, and restricted stock awards that vest over a one to four year period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by the Company’s Board of Directors.
Common Stock Reserved
     Common stock is reserved for future issuance as follows:

June 28,
2008
Stock option plan:
Outstanding options	6,822,184
Warrants	10,083,578
Reserved for future grants	12,105,257

Total	29,011,019

BOOKHAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. Earnings per Share
     If the Company had reported net income, as opposed to a net loss, the calculation of diluted earnings per share would have included an additional 18,402,270, 18,111,000 and 11,509,657 common equivalent shares related to outstanding share options and warrants (determined using the treasury stock method) for the years ended June 28, 2008, June 30, 2007 and July 1, 2006, respectively.
12. Segments of an Enterprise and Related Information
     Pursuant to SFAS 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”) the Company’s Chief Executive Officer, who joined the Company during the fiscal year ended June 28, 2008, acts in the capacity of its Chief Operating Decision Maker (“CODM”) in the context defined by SFAS 131. During the Company’s fiscal year ended June 28, 2008, the Company’s CODM implemented changes in the Company’s operating structure as follows:
•	Current Structure of Business Segments. As of June 28, 2008, and effective for the entire fiscal quarter then ended, the Company is organized and operates as two operating segments: (i) telecom and (ii) non-telecom. The telecom segment is responsible for the design, the development, the chip and filter level manufacturing, the marketing and the selling of optical solutions for telecommunications applications. The non-telecom segment is responsible for the design, development, marketing and selling of non-telecom products which include photonics and microwave solutions, high power lasers, thin film filters and VCSELs. The Company evaluates the performance of these segments and makes resource allocation decisions based on segment revenues and segment operating income/(loss), after allocating manufacturing costs between these operating segments and allocating the Company’s corporate general and administration costs to these operating segments. The Company does not allocate stock compensation, gains or losses on legal settlements, or gain on sale of property and equipment and other long-lived assets to these operating entities, each of which are components of the Company’s consolidated operating income/(loss). The Company also does not allocate other income/(expense), interest income, interest expense or gain/(loss) on foreign exchange to these operating segments.

•	Previous Structure of Business Segments. Prior to the fiscal quarter ended June 28, 2008, the Company was organized and operated as two operating segments: (i) optics and (ii) research and industrial. The optics segment was responsible for the design, development, manufacturing, marketing and selling of optical solutions for telecommunications and industrial applications. The research and industrial segment was comprised of the Company’s New Focus subsidiary, which operated relatively autonomously as a discrete business, and was responsible for the design, manufacturing, marketing and selling of photonic and microwave solutions. The Company evaluated the performance of these segments and allocated resources based on consolidated revenues and overall profitability as reflected by net income/(loss).

Segment Information Based on Current Business Segments
For all periods presented, the Company is presenting business segment financial information on the current business segment basis as follows:

	Year Ended
	June 28,	June 30,	July 1,
	2008	2007	2006
	(In thousands)
Net revenues
Telecom	$176,856	$153,823	$195,502
Non-telecom	58,635	48,991	36,147

Consolidated net revenues	$235,491	$202,814	$231,649

	Year Ended
	June 28,	June 30,	July 1,
	2008	2007	2006
	(In thousands)
Operating income/(loss)
Telecom	$(29,641)	$(76,353)	$(64,021)
Non-telecom	2,742	1,971	(1,505)

Total segment operating income/(loss)	(26,899)	(74,382)	(65,526)
Stock compensation	8,812	6,373	8,863
Legal Settlement	(2,882)	490	4,997
Acquired in-process research and development	—	—	118
Impairment/(recovery) of goodwill, other intangible and other long lived assets	—	1,621	(71)
Gain on sale of property and equipment and other long-lived assets	(2,562)	(3,009)	(2,069)

Consolidated operating income/(loss)	$(30,267)	$(79,857)	$(77,364)

Depreciation of tangible assets
Telecom	$10,605	$11,347	$17,822
Non-telecom	1,625	2,665	2,405

Consolidated depreciation	$12,230	$14,012	$20,227

Total expenditures for long-lived assets
Telecom	$7,319	$4,423	$8,681
Non-telecom	1,815	2,010	1,432

Consolidated total expenditures for long-lived assets	$9,135	$6,433	$10,113

BOOKHAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Geographic revenue information for the periods presented below is based on location of the customer:

	Years Ended
	June 28,	June 30,	July 1,
	2008	2007	2006
	(In millions)
United States	$59.5	$46.0	$47.8
Canada	39.1	56.1	107.4
China	59.1	37.7	27.8
Europe	47.6	34.4	28.8
Asia other than China	22.4	25.2	15.6
Rest of the World	7.8	3.4	4.2

Total revenues	$235.5	$202.8	$231.6

     The following table sets forth the Company’s long-lived tangible assets by geographic region as of the dates indicated:

	June 28,	June 30,
	2008	2007
	(In millions)
China	$20.5	$18.5
United Kingdom	6.3	9.7
Europe other than United Kingdom	4.1	3.9
United States	1.8	1.3
Canada	0.3	0.3

Total long-lived assets	$33.0	$33.7

13. Business Combinations
Acquisition of Creekside
     On August 10, 2005, the Company’s wholly-owned subsidiary, Bookham Technology plc, acquired all of the share capital of City Leasing (Creekside) Limited (“Creekside”) for consideration of approximately £1, plus transaction costs. The following is the purchase price allocation related to this business combination (in thousands):

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
Acquisition of Avalon Photonics, AG
     Avalon Photonics, AG (“Avalon”) is a producer of multimode and single mode short wavelength VCSEL or VCSEL-arrays. On March 22, 2006, the Company acquired all of the outstanding share capital of Avalon, a company organized under the laws of Switzerland, under an agreement pursuant to which it issued 764,951 shares of common stock to the Avalon shareholders and their designees, valued at $5,500,000 as of the date of acquisition. In addition, subject to the achievement of certain future integration and revenue milestones, the Avalon shareholders and their designees were entitled to receive up to 347,705 additional shares of common stock. As 139,082 shares related to integration milestones were fixed as to number and believed to be achievable, the value of these shares, $1,000,000 as of the date of acquisition, was included as part of the consideration in the allocation of the purchase price. In the year ended June 28, 2008 it was determined the integration milestone would not be achieved and the $1,000,000 related to these contingent shares was reversed as a reduction of goodwill and additional paid-in capital. The issuance of the remaining 208,623 shares is contingent upon Avalon achieving certain revenue criteria over a two-year period. As of June 28, 2008, the Company does not believe it is likely the revenue criteria will be achieved. Should any additional contingent consideration result from the achievement of the revenue criteria it will be accounted for as additional goodwill. $118,000 of the proceeds was allocated to in-process research and development (“IPR&D”) projects. The pro forma results of operations of Avalon prior to March 22, 2006 were immaterial to the Company.
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
     A summary of the purchase price allocation pertaining to the Avalon acquisition is as follows:

Avalon
(In thousands)
Purchase price	$6,500
Transaction and other direct acquisition costs	200

$6,700

Allocation of purchase price:
Net tangible assets acquired	$1,804
Intangible assets acquired:
Supply contracts and customer relationships	539
Core and current technology	1,695
In-process research and development	118
Goodwill	2,544

$6,700

     Amortization period of intangibles acquired from Avalon are as follow:

Supply contracts and customer relationships	7 years
Core and current technology	4 - 6 years
14. Goodwill and Other Intangible Assets
     The following are summaries of information related to the Company’s goodwill and other intangible assets:

		Intangibles
			Accumulated
	Goodwill	Cost	Amortization	Net Book Value
	(In thousands)
Cost
July 2, 2005	$6,260	$57,548	$29,538	$28,010
Acquired	2,621	2,234	—	2,234
Charged	—	—	10,004	(10,004)
Disposals	—	(929)	(929)	—
Impairment	—	(760)	—	(760)
Exchange rate adjustment	—	739	552	187

July 1, 2006	8,881	58,832	39,165	19,667

Adjustment	(1,000)	—		—
Charged	—	—	9,155	(9,155)
Exchange rate adjustment	—	4,868	3,614	1,254

June 30, 2007	7,881	63,700	51,934	11,766

Adjustment	—	(108)	(108)	—
Acquired	—	385	—	385
Charged	—	—	4,639	(4,639)
Disposals	—	(43,665)	(43,665)	—
Exchange rate adjustment	—	(113)	(430)	317

June 28, 2008	$7,881	$20,199	$12,370	$7,829

Intangible assets consist of the following:

	Balance at			Translation	Balance at
	June 30, 2007	Disposals	Additions	and adjustments	June 28, 2008
	(In thousands)
Supply agreements	$4,213	$—	$—	$(187)	$4,026
Customer relationships	1,059	—	—	109	1,168
Customer databases	132	—	—	3	135
Core and current technology	35,155	(22,762)	385	(124)	12,654
Patent portfolio	19,446	(17,208)	—	(22)	2,216
Customer contracts	3,695	(3,695)	—	—	—

	63,700	(43,665)	385	(221)	20,199
Less accumulated amortization	(51,934)	43,665	(4,639)	538	(12,370)

Intangible assets, net	$11,766	$—	$(4,254)	$317	$7,829

	Balance at				Translation	Balance at
	July 1, 2006	Impairment	Disposals	Additions	Adjustment	June 30, 2007
	(In thousands)
Supply agreements	$4,213	$—	$—	$—	$—	$4,213
Customer relationships	1,051	—	—	—	8	1,059
Customer databases	132	—	—	—	—	132
Core and current technology	35,129	—	—	—	26	35,155
Patent portfolio	14,612	—	—	—	4,834	19,446
Customer contracts	3,695	—	—	—	—	3,695

	58,832	—	—	—	4,868	63,700
Less accumulated amortization	(39,165)	—	—	(9,155)	(3,614)	(51,934)

Intangible assets, net	$19,667	$—	$—	$(9,155)	$1,254	$11,766

	Balance at				Translation	Balance at
	July 2, 2005	Impairment	Disposals	Additions	Adjustment	July 1, 2006
			(In thousands)
Supply agreements	$4,157	$—	$—	$—	$56	$4,213
Customer relationships	487	—	—	539	25	1,051
Customer databases	132	—	—	—	—	132
Core and current technology	34,750	(760)	(929)	1,695	373	35,129
Patent portfolio	14,377	—	—	—	235	14,612
Customer contracts	3,645	—	—	—	50	3,695

	57,548	(760)	(929)	2,234	739	58,832
Less accumulated amortization	(29,538)	—	929	(10,004)	(552)	(39,165)

Intangible assets, net	$28,010	$(760)	$—	$(7,770)	$187	$19,667

Goodwill
     On March 22, 2006, Bookham acquired all of the outstanding share capital of Avalon Photonics for total stock consideration valued at $6.7 million, including contingent consideration valued at $1,000,000 (Note 13 — Business Combinations). The goodwill arising from this combination was $2,544,000. This goodwill was adjusted down to $1,544,000 in the year ended June 30, 2007 to reverse the $1,000,000 contingent consideration as a result of certain integration milestones not being achieved.
     No other acquisitions by the Company resulted in recognition of goodwill in the years ended June 28, 2008, June 30, 2007 and July 1, 2006.
Intangible Assets
     Intangible assets have primarily been acquired through business combinations and are being amortized on a straight line basis over the estimated useful life of the related asset, generally three to six years, except for fifteen years as to a specific customer contract.

BOOKHAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The expected future annual amortization expense of other intangible assets is as follows (in thousands):

Fiscal year ending	Amounts
(In thousands)
2009	$1,904
2010	1,672
2011	1,344
2012	665
2013	665
Thereafter	1,579

Total expected future amortization	$7,829

     As of June 28, 2008, the weighted average amortization period for intangible assets is 7 years, including 9 years for supply contracts, 3 years for the Company’s customer database, 7 years for patents and 10 for core and current technologies.
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
     The Company’s annual impairment review of goodwill and other intangibles led to the recording of no impairment charges for the year ended June 28, 2008 and June 30, 2007, and the recording of an impairment charge of $760,000, for the year ended July 1, 2006 due to the impairment of intangibles related to Ignis Optics, Inc. which had been acquired in October 2003.
15. Related Party Transactions
     As of July 1, 2006 Nortel Networks owned 6.9% of the Company’s outstanding shares of common stock, respectively. To the best of the Company’s knowledge, Nortel Networks owned no outstanding shares of its common stock as of or since June 30, 2007. Since the Company’s acquisition of Nortel Networks Optical Components in 2002, the Company has also been party to a series of supply agreements, and addendums thereto, with Nortel Networks, which expired as to all material terms and obligations during the year ended June 30, 2007, and Nortel Networks has also held notes payable from the Company, which were settled in January 2006.
     In the ordinary course of business, the Company has entered into the following transactions with Nortel Networks for the years ended June 30, 2007, and July 1, 2006:

		Purchases
	Sales to	from
(In thousands)	Nortel	Nortel
June 30, 2007	$39,873	$5,020
July 1, 2006	110,511	—
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
     These January 13, 2006 transactions, as well as the transactions described in Note 16, were the culmination of a series of transactions since the Company’s acquisition of Nortel Networks Optical Components (“NNOC”) in 2002 under which obligations to Nortel Networks Limited were created and amended, and a supply agreement similarly was entered into and amended. The following describes this series of transactions:
•	At the time of the Company’s acquisition of NNOC in November 2002, a subsidiary of the Company issued a $30 million secured loan note due November 8, 2005 (the “$30m Note”) and a $20 million unsecured loan note due November 8, 2007 (the “Original $20m Note”) to affiliates of Nortel Networks. In connection with the issuance of these notes, the Company and Nortel Networks entered into security agreements with respect to certain assets of the Company. In September 2004, the Original $20m Note was exchanged for a $20 million note convertible into shares of the Company’s common stock (the “New $20m Note”);

•	On December 2, 2004, (i) the $30m Note was amended and restated to, among other things, extend the final maturity date by one year from November 8, 2005 to November 8, 2006 and (ii) the New $20m Note was amended and restated to, among other things, provide that it would not convert into the Company’s common stock (collectively, the “Amended and Restated Notes”). The Amended and Restated Notes were secured by the assets that secured the $30m Note, as well as certain additional property, plant and equipment of the Company. The Amended and Restated Notes also contained certain limitations, including restrictions on asset sales and a requirement that the Company maintain a cash balance of at least $25 million;

•	On February 7, 2005, the Company, Bookham Technology plc and certain of the Company’s other subsidiaries entered into a Notes Amendment and Waiver Agreement with Nortel Networks Corporation and Nortel Networks UK Limited, relating to the $25 million cash balance covenant set forth in the Amended and Restated Notes. Under the waiver, the obligation to maintain this cash balance was waived until August 7, 2006; and

•	On February 7, 2005, the Company also entered into an addendum (the “The First Addendum”) to the Supply Agreement. The First Addendum effected the following changes to the Supply Agreement:
•	The term of the Supply Agreement was extended by one year to November 2006, provided that Nortel Networks’ obligation to purchase a percentage of certain optical components from the Company was to expire in accordance with the terms of the Supply Agreement in November 2005;

•	Nortel Networks provided the Company with a purchase commitment for last time buys, or certain of the Company’s discontinued products, which Nortel Networks was obligated to purchase as these products were manufactured and delivered. If the Company failed to meet milestones set out in an agreed upon delivery schedule for “last-time buy” products by more than 10% in aggregate revenue for three consecutive weeks, and did not rectify the failure within 30 days, those products would have been deemed critical products, subject to the relevant provisions of the Supply Agreement described below.
     The following terms were put in place:
•	At Nortel Networks’ request, the Company agreed to increase its manufacturing of critical product wafer in-feeds against a Nortel Networks agreed upon manufacturing schedule. Upon manufacture and placement into inventory, Nortel Networks agreed to pay a holding and inventory fee pending Nortel Network’s outright purchase of such wafers. In addition, Nortel Networks could at its election supply any capital equipment required in connection with the requisite inventory buildup or extend the time period for meeting its demand if its demand required the Company to increase its capital equipment to meet the demand in the required time period;

•	If at any time the Company (a) had a cash balance of less than $25 million; (b) was unable to manufacture critical products in any material respect, and that inability continued uncured for a period of six weeks, or (c) was subject to an insolvency event, such as a petition or assignment in bankruptcy, appointment of a trustee, custodian or receiver, or entrance into an arrangement for the general benefit of creditors, then the Company would have to grant a license for the assembly, post-processing and test intellectual property (but excluding wafer technology) of certain critical products to Nortel Networks and to any designated alternative supplier;

•	If the Company’s cash balance were less than $10 million or there were an insolvency event, Nortel Networks Limited would have had the right to buy all Nortel Networks inventory held by the Company, and the Company would have had to grant a license to Nortel Networks Limited or any alternative supplier for the manufacture of all products covered by the First Addendum;

•	The Company’s licensing and related obligations would terminate on February 7, 2007, unless the license had been exercised, in which case they would terminate 24 months from the date the license was exercised, provided that at that time, among other things, the Company had a cash balance of $25 million and had been able to meet Nortel Network’s demand for the subject products; and

•	Pursuant to the First Addendum, the Company was obligated to make prepayments under the $30 million note and the $20 million note issued to Nortel Networks UK Limited on a pro rata basis in the following amounts upon the occasion of any one of the events described below:
•	$1.0 million if the Company failed to deposit intellectual property relating to all covered products in escrow and its cash balance was below $10 million;

•	$1.0 million in each case if (a) the Company failed to deliver 90% of scheduled last time buys through April 2005, subject to cure provisions (b) the Company failed to meet 90% of scheduled critical component wafer manufacturing through August 2005, subject to cure provisions, or (c) the Company failed to use commercially reasonable efforts to provide for an alternative supplier of two identified product lines when obligated to do so under the agreement; and

•	$2.0 million in each case if (a) the Company failed to deliver 75% of scheduled last time buys through August 2005, subject to cure provisions, or (b) the Company failed to meet 75% of scheduled critical product deliveries through November 2005, subject to cure provisions.
•	On March 28, 2005, the Company entered into a letter agreement (the “Letter Agreement”) with Nortel Networks pursuant to which the Company and Nortel Networks agreed to enter into definitive documentation further amending certain terms of the supply agreement, the Amended and Restated Notes and documentation related to the Amended and Restated Notes, including the security agreements entered into in connection with the Amended and Restated Notes;

•	On May 2, 2005, the Company and Nortel Networks entered into definitive agreements formally documenting the arrangements contemplated by the Letter Agreement. The terms of the definitive agreements were effective April 1, 2005 and include, among other agreements including a security agreement, a further Addendum (the “Second Addendum”) to the supply agreement and a Second Notes Amendment and Waiver Agreement between the Company and Nortel Networks relating to the Amended and Restated Notes (the “Notes Agreement”);

•	The Second Addendum, which amended the terms and provisions of the Supply Agreement as amended by the First Addendum, increased the prices and adjusted the payment terms of certain products shipped to Nortel Networks under the Supply Agreement. The increased prices and adjusted payment terms continued for one year beginning April 1, 2005. Such prices and payment terms were subject to termination if an event of default occurred and continued under the Amended and Restated Notes or if a change in control or bankruptcy event occurred;

•	Pursuant to the Second Addendum, Nortel Networks confirmed the arrangements in the Letter Agreement to issue non-cancelable purchase orders for “last-time buys” for certain products and other “non last-time buy” products. The products were to be delivered to Nortel Networks Limited over the next 12 months beginning on April 1, 2005. This resulted in the issuance of a non-cancelable purchase order for such products valued at approximately $100 million with approximately $50 million of “last-time buy” products and $50 million for other non “last-time buy” products. A specific delivery schedule was agreed for the “last-time buy” products, however, the delivery schedule and composition of the “non last-time buy” products was subject to change as agreed between the parties. The Second Addendum also formally confirmed increases in the prices and adjustments in the payment terms of certain products shipped to Nortel Networks under the Supply Agreement. Pursuant to the Notes Agreement, Nortel Networks UK Limited waived through May 2, 2006 the terms of the Amended and Restated Notes requiring prepayment in the event the Company raised additional capital. This waiver applied to net proceeds of up to $75 million in the aggregate, provided that the Company used such proceeds for working capital purposes in the ordinary course of business. The waiver would have terminated prior to May 2, 2006 if an event of default had occurred and were continuing under the Amended and Restated Notes or if a change in control or bankruptcy event occurred; and

•	The Notes Agreement further amended the Amended and Restated Notes to provide that an event of default under the Supply Agreement would constitute an event of default under the Amended and Restated Notes. An event of default would occur under the Supply Agreement (and therefore the Amended and Restated Notes) upon:
•	the Company’s intentional cessation of shipment of products to Nortel Networks against an agreed delivery schedule;

•	the Company’s failure to deliver products pursuant to the Supply Agreement to the extent that Nortel Networks would be entitled to cancel all or part of an order, provided that Nortel Networks provided written notice of such default;

•	the Company’s failure to meet a milestone for a last time buy product, provided that Nortel Networks provided written notice of such default;

•	the Company’s breach of or default under any one of its material obligations under the Supply Agreement which continued for more than 10 calendar days;

•	any other default by the Company which would entitle Nortel Networks to terminate the Supply Agreement; or

•	any event of default under the Amended and Restated Notes.
•	Pursuant to the Notes Agreement, the Company and certain of its subsidiaries entered into security agreements securing the obligations of the Company and its subsidiaries under the Amended and Restated Notes and the Supply Agreement. These obligations were secured by the assets already securing the obligations of the Company and its subsidiaries under the Amended and Restated Notes as of December 2, 2004, as well as by Nortel Networks’ specific inventory and accounts receivable under the Supply Agreement and the Company’s real property located in Swindon, United Kingdom. However, the Company was permitted to sell the Swindon property provided that no event of default had occurred and was continuing under the Amended and Restated Notes, and provided that the Company used the proceeds of such sale for working capital purposes in the ordinary course of business.
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
     The original terms of the Nortel Networks promissory notes are described in Note 15 — Related Party Transactions.
     The terms and accounting for the Debentures, prior to the January 13, 2006 were as follows:

•	On December 20, 2004, the Company closed a private placement of $25.5 million of 7.0% senior unsecured convertible debentures and warrants to purchase common stock which resulted in net proceeds of $21.5 million. The Company forwarded $4.2 million of the proceeds to Nortel Networks, paying a portion of the Series B Note owed as part of the acquisition of NNOC. The Debentures were convertible into shares of common stock at the option of the holder prior to the maturity of the Debentures on December 20, 2007. The initial conversion price of the debentures was $5.50 per share, which represented a premium of approximately 16% over the closing price of the Company’s common stock on December 20, 2004. The holder also had a right of mandatory redemption of unpaid principle and accrued and unpaid interest in the event of a change in control or default, including penalties in the event of a change in control ranging from ten percent to twenty percent of the unpaid principle, as determined based on the timing of the triggering event. The Company had a right to convert the Debentures into shares of common stock under certain circumstances. The warrants issued in connection with the sale of the debentures provided holders thereof the right to purchase up to an aggregate of 2,001,963 shares of common stock and were exercisable during the five years from the date of grant at an initial exercise price of $6.00 per share, which represents a premium of approximately 26% over the closing price of common stock on December 20, 2004.

•	The valuation of the financial instruments issued in connection with this private placement involved judgment affecting the carrying value of each instrument on the balance sheet and the periodic interest expense recorded. In order to determine the valuation of these instruments the Company applied the guidance in Emerging Issues Task Force, “EITF” Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF Issue 00-27, “Application of Issue 98-5 to Certain Convertible Instruments” to value the Debentures, the accompanying warrants and the value of the convertibility element of the Debentures. The Company first determined the fair value of the warrant and its value relative to the Debenture. The Company chose to use the Black-Scholes-Merton model to determine the value of the warrant which requires the determination of the Company’s stock’s volatility and the life of the instrument, among other factors. The Company determined that its stock’s historic volatility of 97% was representative of its stock’s future volatility and used the contractual term of five years for the life of the instrument and a risk free interest rate of 2.89%. The valuation independently derived from the Black-Scholes-Merton model for the warrant was then compared to the face value of the Debenture and a relative value of $5.4 million was assigned to the warrants. The value of the conversion element of the Debenture was determined based on the difference between the relative value of the Debenture per share of $4.35 of the 4.6 million shares into which the Debenture could have converted, compared to the fair market value per share of $4.77 per share of the Company’s common stock on the date on which the Debentures were issued. The value of the conversion feature of the Debenture was thereby determined to be $2.0 million. The value of the warrants and the conversion feature were recorded as a discount to the debt liability on the balance sheet and were amortized to interest expense based on the life of the Debenture of three years. In addition, the Company capitalized $1.9 million related to issuance costs associated with the Debentures and warrants, which was being amortized as part of interest expense for the term of the Debentures, prior to the January 13, 2006 settlement of the Debentures, as described above.
     The warrants issued to the holders of the Debentures on December 20, 2004 are still outstanding.
Other Debt
     As of June 28, 2008, the Company’s Switzerland subsidiary has an unsecured loan payable to a third party for $229,000 which is repayable in equal monthly installments until December 2013. This loan bears interest at 5% per annum, which is payable monthly in arrears.

BOOKHAM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Quarter Summaries (unaudited)

	Three Months Ended
	June 28,	March 29,	December 29,	September 29,	June 30,	March 31,	December 30,	September 30,
	2008	2008	2007	2007	2007	2007	2006	2006
			(In thousands, except per share data)
Revenues	$62,550	$59,703	$58,956	$54,282	$45,106	$44,989	$56,328	$56,391
Cost of revenues	48,731	46,320	45,522	41,945	37,733	40,707	48,103	46,950

Gross profit	13,819	13,383	13,434	12,337	7,373	4,282	8,225	9,441
Operating expenses:
Research and development	8,203	7,570	8,168	8,692	9,154	10,853	11,525	11,493
Selling, general and administrative	12,742	11,711	12,162	11,326	10,837	12,043	12,081	12,859
Amortization of intangible assets	622	667	1,353	1,997	1,956	2,170	2,484	2,274
Restructuring and severance charges	1,020	672	562	1,217	1,872	4,273	1,301	2,901
Certain legal actions/(recovery), settlements and related costs	(3,813)	54	877	—	—	—	—	490
Impairment/(recovery) of goodwill, other intangible and other long-lived assets	—	—	—	—	(280)	—	—	1,901
(Gain)/loss on sale of fixed assets	(250)	(596)	(1,481)	(235)	(2,185)	6	270	(1,100)

Total operating expenses	18,524	20,078	21,641	22,997	21,354	29,345	27,661	30,818

Operating loss	(4,705)	(6,695)	(8,207)	(10,660)	(13,981)	(25,063)	(19,436)	(21,377)

Other income/(expense), net:
Interest and other income/(expense), net	2,841	1,312	2,973	(294)	389	777	(1,862)	(1,517)

Loss before income tax	(1,864)	(5,383)	(5,234)	(10,954)	(13,592)	(24,286)	(21,298)	(22,894)
Income tax provision/(benefit)	35	17	(47)	—	22	37	50	(4)

Net loss	$(1,899)	$(5,400)	$(5,187)	$(10,954)	$(13,614)	$(24,323)	$(21,348)	$(22,890)

Basic and diluted net loss per share	$(0.02)	$(0.05)	$(0.06)	$(0.13)	$(0.17)	$(0.35)	$(0.31)	$(0.38)

Shares used to compute net loss per share	99,604	99,316	90,963	82,586	82,454	70,077	68,635	60,178

Schedule II: Valuation and Qualifying Accounts
Years Ended June 28, 2008, July 30, 2007 and July 1, 2006

			Additions
	Balance	Exchange	Charged to		Balance at
	Beginning of	Rate	Cost and	Deductions	End of
	Year	Movement	Expenses	Write Offs	Year
	(In thousands)
Year ended June 28, 2008
Allowance for doubtful accounts	$831	$—	$16	$(564)	$283
Product returns	370	—	133	(189)	314
Year ended June 30, 2007
Allowance for doubtful accounts	592	(22)	726	(465)	831
Product returns	398	28	112	(168)	370
Year ended July 1, 2006
Allowance for doubtful accounts	445	—	386	(239)	592
Product returns	281	—	289	(171)	398

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Bylaws of Bookham, Inc., as amended (previously filed as Exhibit 3.1 to Annual Report on Form 10-K (file No. 30684) for the year ended June 30, 2007 and incorporated herein by reference)

3.2	Restated Certificate of Incorporation of Bookham, Inc. (previously filed as Exhibit 3.1 to Current Report on Form 8-K (file no. 000-30684) dated September 10, 2004, and incorporated herein by reference).

10.1	Agreement and Plan of Merger, dated September 21, 2003, by and among Bookham Technology plc, Budapest Acquisition Corp. and New Focus, Inc. (previously filed as Appendix A to Registration Statement on Form F-4, as amended (file no. 333-109904) dated February 3, 2004, and incorporated herein by reference).

10.2	Acquisition Agreement dated as of October 7, 2002 between Nortel Networks Corporation and Bookham Technology plc (previously filed as Exhibit 1 to Schedule 13D filed by Nortel Networks Corporation on October 17, 2002, and incorporated herein by reference).

10.3*	Letter Agreement dated November 8, 2002 between Nortel Networks Corporation and Bookham Technology plc amending the Acquisition Agreement referred to in Exhibit 10.2 (previously filed as Exhibit 4.2 to Amendment No. 2 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2002, and incorporated herein by reference).

10.4*	Optical Components Supply Agreement dated November 8, 2002, by and between Nortel Networks Limited and Bookham Technology plc (previously filed as Exhibit 4.3 to Amendment No. 1 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2002, and incorporated herein by reference).

10.5	Relationship Deed dated November 8, 2002 between Nortel Networks Corporation and Bookham Technology plc (previously filed as Exhibit 4.4 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2002, and incorporated herein by reference).

10.6	Registration Rights Agreement dated as of November 8, 2002 among Nortel Networks Corporation, the Nortel Subsidiaries listed on the signature pages and Bookham Technology plc (previously filed as Exhibit 4.5 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2002, and incorporated herein by reference).

10.7	Agreement relating to the Sale and Purchase of the Business of Marconi Optical Components Limited, dated December 17, 2001, among Bookham Technology plc, Marconi Optical Components Limited and Marconi Corporation plc (previously filed as Exhibit 4.1 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2001, and incorporated herein by reference).

10.8	Supplemental Agreement to the Agreement relating to the Sale and Purchase of the Business of Marconi Optical Components Limited, dated January 31, 2002, among Bookham Technology plc, Marconi Optical Components Limited and Marconi Corporation plc (previously filed as Exhibit 4.2 to Annual Report on Form 20-F (file no. 000-30684) for the year ended December 31, 2001, and incorporated herein by reference).

10.11	Lease dated December 23, 1999 by and between Silicon Valley Properties, LLC and New Focus, Inc., with respect to 2580 Junction Avenue, San Jose, California (previously filed as Exhibit 10.32 to Amendment No. 1 to Transition Report on Form 10-K (file no. 000-30684) for the for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).

10.12(1)	2004 Employee Stock Purchase Plan (previously filed as Exhibit 10.18 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.13(1)	2004 Sharesave Scheme (previously filed as Exhibit 10.20 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).

10.18(1)	Principal Statement of Terms and Conditions dated September 13, 2001 between Bookham Technology plc and Stephen Abely, as amended on July 1, 2003 (previously filed as Exhibit 10.29 to Transition Report on Form 10-K (file no. 000-30684) for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).

10.20	Securities Purchase Agreement, dated as of December 20, 2004, by and between Bookham, Inc. and the Investors (as such term is defined therein) (previously filed as Exhibit 99.1 to Current Report on Form 8-K (file no. 000-30684) dated December 10, 2004, and incorporated herein by reference).

10.21	Registration Rights Agreement, dated as of December 20, 2004, by and between Bookham, Inc. and the Investors (as such term is defined therein) (previously filed as Exhibit 99.2 to Current Report on Form 8-K (file no. 000-30684) dated December 10, 2004, and incorporated herein by reference).

10.22	Form of Warrant (previously filed as Exhibit 99.4 to Current Report on Form 8-K (file no. 000-30684) dated December 10, 2004, and incorporated herein by reference).

10.23*	Addendum to Optical Components Supply Agreement, dated as of February 7, 2005, by and between Bookham Technology plc and Nortel Networks Limited (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended April 2, 2005, and incorporated herein by reference).

10.24(1)	UK Subplan to the 2004 Stock Incentive Plan (previously filed as Exhibit 10.4 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended April 2, 2005, and incorporated herein by reference).

10.29*	Addendum to Optical Components Supply Agreement, dated as of April 1, 2005, by and between Bookham Technology plc and Nortel Networks Limited (previously filed as Exhibit 10.36 to Annual Report on Form 10-K (file no. 000-30684) for the year ended July 2, 2005, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.30(1)	Contract of Employment between Bookham Technology plc and Jim Haynes (previously filed as Exhibit 10.38 to Annual Report on Form 10-K (file no. 000-30684) for the year ended July 2, 2005, and incorporated herein by reference).

10.31	Share Purchase Agreement dated August 10, 2005 among London Industrial Leasing Limited, Deutsche Bank AG (acting through its London Branch) and Bookham Technology plc (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended October 1, 2005, and incorporated herein by reference).

10.32	Loan Facility Agreement dated August 10, 2005 between City Leasing (Creekside) Limited and Deutsche Bank AG, Limited, for a facility of up to £18,348,132.33 (previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended October 1, 2005, and incorporated herein by reference).

10.33	Loan Facility Agreement dated August 10, 2005 between City Leasing (Creekside) Limited and Deutsche Bank AG, Limited for a facility of up to £42,500,000.00 (previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended October 1, 2005, and incorporated herein by reference).

10.34	Amended and Restated 2004 Stock Incentive Plan (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended December 29, 2007, and incorporated herein by reference).

10.35(1)	Form of Incentive Stock Option, Form of Non-Statutory Stock Option, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Agreement (previously filed as part of Exhibit 10.1 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended December 31, 2005 and incorporated herein by reference).

10.38(1)	Restricted Stock Agreement dated November 11, 2005 between Bookham, Inc. and Jim Haynes (previously filed as Exhibit 10.5 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended December 31, 2005, and incorporated herein by reference).

10.42(1)	Form of Indemnification Agreement, dated October 26, 2005, between Bookham, Inc. and each of Giorgio Anania and Liam Nagle, (previously filed as Exhibit 99.1 to Current Report on Form 8-K (file no. 000-30684) filed on November 1, 2005, and incorporated herein by reference).

10.43*	Addendum and Amendment to Optical Components Supply Agreement, dated January 13, 2006, between Nortel Networks Limited and Bookham Technology plc (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended April 1, 2006, and incorporated herein by reference).

10.44	Registration and Lock-Up Agreement, dated as of January 13, 2006, among Bookham Technology plc, Bookham, Inc. and Nortel Networks Corporation (previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended April 1, 2006, and incorporated herein by reference).

Exhibit
Number	Description of Exhibit
10.45	Agreement for Sale and Leaseback dated as of March 10, 2006, by and among Bookham Technology plc, Coleridge (No. 24) Limited and Bookham, Inc. (previously filed as Exhibit 10.3 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended April 1, 2006, and incorporated herein by reference).

10.46	Pre-emption Agreement dated as of March 10, 2006, by and among Bookham Technology plc, Coleridge (No. 24) Limited and Bookham, Inc. (previously filed as Exhibit 10.4 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended April 1, 2006, and incorporated herein by reference).

10.47	Lease dated as of March 10, 2006, by and among Bookham Technology plc, Coleridge (No. 24) Limited and Bookham, Inc. (previously filed as Exhibit 10.5 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended April 1, 2006, and incorporated herein by reference).

10.48	Exchange Agreement, dated as of January 13, 2006, by and among Bookham, Inc., Bookham Technology plc and the Investors (as defined therein) (previously filed as Exhibit 99.1 to Current Report on Form 8-K (file no. 000-30684) filed on January 17, 2006, and incorporated herein by reference).

10.49	Form of Warrant (previously filed as Exhibit 99.2 to Current Report on Form 8-K (file no. 000-30684) filed on January 17, 2006, and incorporated herein by reference).

10.50	Securities Exchange Agreement, dated as of January 13, 2006, by and between Bookham, Inc. and the Investors (as such term is defined therein) (previously filed as Exhibit 99.3 to Current Report on Form 8-K (file no. 000-30684) filed on January 17, 2006, and incorporated herein by reference).

10.51	Registration Rights Agreement, dated as of January 13, 2006, by and between Bookham, Inc. and the Investors (as such term is defined therein) (previously filed as Exhibit 99.4 to Current Report on Form 8-K (file no. 000-30684) filed on January 17, 2006, and incorporated herein by reference).

10.52	Form of Warrant (previously filed as Exhibit 99.5 to Current Report on Form 8-K (file no. 000-30684) filed on January 17, 2006, and incorporated herein by reference).

10.53	Credit Agreement, dated as of August 2, 2006, among Bookham, Inc., Bookham Technology plc, New Focus, Inc. and Bookham (US), Inc., Wells Fargo Foothill, Inc. and other lenders party thereto. (previously filed as Exhibit 10.53 to Annual Report on Form 10-K (file no. 000-30684) for the year ended July 1, 2006, and incorporated herein by reference).

10.54	Security Agreement, dated as of August 2, 2006, among Bookham, Inc., Onetta, Inc., Focused Research, Inc., Globe Y. Technology, Inc., Ignis Optics, Inc., Bookham (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., Wells Fargo Foothill, Inc. and other secured parties party thereto. (previously filed as Exhibit 10.54 to Annual Report on Form 10-K (file no. 000-30684) for the year ended July 1, 2006, and incorporated herein by reference).

10.55	Securities Purchase Agreement, dated as of August 31, 2006, by and among Bookham, Inc. and the Investors (as defined therein) (previously filed as Exhibit 99.1 to Current Report on Form 8-K (file no. 000-30684) filed on September 5, 2006 and incorporated herein by reference).

10.56	Registration Rights Agreement, dated as of August 31, 2006, by and among Bookham, Inc. and the Holders (as defined therein) (previously filed as Exhibit 99.2 to Current Report on Form 8-K (file no. 000-30684) filed on September 5, 2006 and incorporated herein by reference).

10.57	Form of Warrant (previously filed as Exhibit 99.3 to Current Report on Form 8-K (file no. 000-30684) filed on September 5, 2006 and incorporated herein by reference).

10.58	Securities Purchase Agreement, dated as of March 22, 2007, by and among Bookham, Inc. and the Investors (as such term is defined therein) (previously filed as Exhibit 99.1 to Current Report on Form 8-K (file no. 000-30684) filed on March 26, 2007 and incorporated herein by reference).

10.59	Registration Rights Agreement, dated as of March 22, 2007, by and among Bookham, Inc. and the Investors (as such term is defined therein) (previously filed as Exhibit 99.2 to Current Report on Form 8-K (file no. 000-30684) filed on March 26, 2007 and incorporated herein by reference).

10.60	Form of Warrant (previously filed as Exhibit 99.3 to Current Report on Form 8-K (file no. 000-30684) filed on March 26, 2007 and incorporated herein by reference).

10.61	Letter Agreement, dated May 7, 2007, between Bookham, Inc. and Peter Bordui (previously filed as Exhibit 99.1 to Current Report on Form 8-K (file no. 000-30684) filed on May 11, 2007 and incorporated herein by reference).

10.62(1)	Employment Agreement, dated July 10, 2007, between the Bookham, Inc. and Alain Couder (previously filed as Exhibit 99.1 to Current Report on Form 8-K (file no. 000-30684) filed on July 11, 2007 and incorporated herein by reference).

10.63(1)	Form of Indemnification Agreement, between Bookham, Inc. and directors and executive officers (previously filed as Exhibit 10.2 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended December 29, 2007 and incorporated herein by reference).

10.64(1)	Form of Executive Severance and Retention Agreement, between Bookham, Inc. and its executive officers (previously filed as Exhibit 10.1 to Quarterly Report on Form 10-Q (file no. 000-30684) for the quarter ended March 29, 2008 and incorporated herein by reference).

10.65(1)	Summary of cash bonus plan (previously provided in Current Report on Form 8-K (file no. 000-30684) filed on October 29, 2008 and incorporated herein by reference).

10.66(1)	Summary of cash bonus plan (previously provided in Current Report on Form 8-K (file no. 000-30684) filed on January 25, 2008 and, with respect to the summary to the cash bonus plan, is incorporated herein).

Exhibit
Number	Description of Exhibit
10.67(1)	Summary of cash bonus plan (previously provided in Current Report on Form 8-K (file no. 000-30684) filed on July 25, 2008 and, with respect to the summary of the cash bonus plan, incorporated herein by reference).

16.1	Letter from Ernst & Young LLP to the Securities and Exchange Commission dated February 13, 2008 (previously filed as Exhibit 16.1 to Current Report on Form 8-K (file no. 000-30684) filed on February 14, 2008 and incorporated herein by reference).

21.1	List of Bookham, Inc. subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer.

32.2	Section 1350 Certification of Chief Financial Officer.

*	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Commission.

**	The exhibits and schedules to this agreement were omitted by Bookham, Inc. Bookham, Inc. agrees to furnish any exhibit or schedule to this agreement supplementally to the Securities and Exchange Commission upon written request.

(1)	Management contract or compensatory plan or arrangement.