Form 10-Q
period 2008-09-27
BOOKHAM, INC.
filed 2008-11-04
CIK 1110647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-30684
BOOKHAM, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1303994

(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification Number)

2584 Junction Avenue,
San Jose, California	95134

(Address of Principal Executive Offices)	(Zip Code)
(408) 383-1400
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
Yes ☐     No ☑
Number of shares of common stock outstanding as of October 28, 2008: 101,199,902

BOOKHAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BOOKHAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amounts)

	September 27, 2008	June 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$29,678	$32,863
Short-term investments	12,910	17,845
Restricted cash	611	1,154
Accounts receivable, net	51,169	45,665
Inventories	58,497	59,612
Prepaid expenses and other current assets	5,199	6,007

Total current assets	158,064	163,146

Goodwill	7,881	7,881
Other intangible assets, net	7,115	7,829
Property and equipment, net	32,740	32,962
Other non-current assets	233	272

Total assets	$206,033	$212,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,983	$21,501
Accrued expenses and other liabilities	20,142	20,789

Total current liabilities	41,125	42,290

Other long-term liabilities	2,141	1,336
Deferred gain on sale-leaseback	17,875	19,402

Total liabilities	61,141	63,028

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
$0.01 par value per share; 175,000 shares authorized; 101,448 shares issued and outstanding at September 27, 2008 100,740 shares issued and outstanding at June 28, 2008	1,014	1,007
Additional paid-in capital	1,164,698	1,163,598
Accumulated other comprehensive income	36,566	44,036
Accumulated deficit	(1,057,386)	(1,059,579)

Total stockholders’ equity	144,892	149,062

Total liabilities and stockholders’ equity	$206,033	$212,090

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended
	September 27, 2008	September 29, 2007
Revenues	$66,531	$54,282
Cost of revenues	49,902	41,945

Gross profit	16,629	12,337

Operating expenses:
Research and development	7,935	8,692
Selling, general and administrative	10,684	11,326
Amortization of intangible assets	463	1,997
Restructuring and severance charges	1,486	1,217
Legal settlement	(184)	—
(Gain) loss on sale of property and equipment	16	(235)

Total operating expenses	20,400	22,997

Operating loss	(3,771)	(10,660)
Other income (expense):
Other expense	(600)	—
Interest income	248	252
Interest expense	(192)	(134)
Gain (loss) on foreign exchange	6,496	(412)

Total other income (expense)	5,952	(294)

Income (loss) before income taxes	2,181	(10,954)
Income tax benefit	(12)	—

Net income (loss)	$2,193	$(10,954)

Net income (loss) per share:
Basic	$0.02	$(0.13)
Diluted	$0.02	$(0.13)
Shares used in computing net income (loss) per share:
Basic	100,080	82,586
Diluted	100,728	82,586
The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	September 27, 2008	September 29, 2007
Cash flows from operating activities:
Net income (loss)	$2,193	$(10,954)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,445	5,241
Stock-based compensation	1,217	1,726
Amortization of deferred gain on sale-leaseback	(271)	(93)
Impairment of short-term investments	600	—
Accretion on short-term investments	(70)	—
Gain (loss) on sale of property and equipment	16	(235)
Changes in assets and liabilities:
Accounts receivable, net	(7,960)	(4,602)
Inventories	159	(383)
Prepaid expenses and other current assets	619	2,963
Accounts payable	(192)	1,195
Accrued expenses and other liabilities	2,143	(1,627)

Net cash provided by (used in) operating activities	1,899	(6,769)

Cash flows from investing activities:
Purchases of property and equipment	(3,206)	(2,850)
Proceeds from sale of property and equipment	9	287
Purchases of available-for-sale investments	(6,945)	—
Sales and maturities of available-for-sale investments	11,350	—
Transfer from restricted cash	502	4,321

Net cash provided by investing activities	1,710	1,758

Cash flows from financing activities:
Repayment of other loans	(16)	(2)
Proceeds from bank loan payable	—	501
Amount paid to repurchase shares from former officer	—	(2)

Net cash provided by (used in) financing activities	(16)	497

Effect of exchange rate on cash and cash equivalents	(6,778)	426
Net decrease in cash and cash equivalents	(3,185)	(4,088)
Cash and cash equivalents at beginning of period	32,863	36,631

Cash and cash equivalents at end of period	$29,678	$32,543

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Business
Bookham, Inc., a Delaware corporation, (“Bookham, Inc.”) designs, manufactures and markets optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. Due to its advantages of higher capacity and transmission speed, optical transmission has become the predominant technology for large-scale communications networks. The Company’s primary operating segment is its telecom segment, which addresses this optical communications market. The Company’s remaining product lines, which address certain other optics and photonics markets, such as material processing, inspection and instrumentation, and research and development; and which leverage the resources, infrastructure and expertise of its telecom segment, comprise its non-telecom segment. References herein to the “Company” mean Bookham, Inc. and its subsidiaries.
Note 2. Basis of Preparation
The accompanying unaudited condensed consolidated financial statements as of September 27, 2008 and for the three months ended September 27, 2008 and September 29, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X, and include the accounts of Bookham, Inc. and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s consolidated financial position and operations have been included. The consolidated results of operations for the three months ended September 27, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 27, 2009.
The condensed consolidated balance sheet as of June 28, 2008 has been derived from the audited consolidated financial statements as of such date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2008 (the “2008 Form 10-K”).
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. Descriptions of these estimates and assumptions are included in the Company’s 2008 Form 10-K.
Beginning June 29, 2008, the Company changed the process it uses to estimate audit fees. The Company now accrues for audit fees based on when services are performed. The impact of this change on net income for the three months ended September 27, 2008 was to reduce audit fees, which are included in selling, general and administrative expenses, by $0.4 million.
Note 3. Fair Value
In the first quarter of fiscal 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets, primarily marketable securities, and liabilities at fair value.

The Company’s cash equivalents and short-term investment instruments are classified within Level 1, Level 2 or Level 3 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed securities. Such instruments are generally classified within Level 2 of the fair value hierarchy.
In September 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code. At September 27, 2008, the Company held a Lehman security with par value of $0.8 million. As of November 4, 2008, the Company does not have an estimate of the recovery value of this security, but has reduced the carrying value of this security to $0.2 million based on Level 3 inputs. The $0.6 million impairment charge for the Lehman security was recorded in the first quarter of fiscal 2009 and is included in other expense in the condensed consolidated statement of operations.
Assets Measured at Fair Value on a Recurring Basis
Assets measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at September 27, 2008:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
		(thousands)
Cash and cash equivalents (1):
Money market funds	$10,434	$—	$—	$10,434
Commercial paper	—	3,054	—	3,054
Short-term investments:
United States agency securities	6,104	—	—	6,104
United States corporate bonds	—	6,607	199	6,806

Total assets measured at fair value	$16,538	$9,661	$199	$26,398

(1)	Excludes $16.2 million in cash held in Company bank accounts.
Derivative Financial Instruments
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires the Company to recognize all derivatives, such as foreign currency forward exchange contracts, on the condensed consolidated balance sheet at fair value regardless of the purpose for holding the instrument. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through operating results or recognized in other comprehensive income (loss) until the hedged item is recognized in operating results in the condensed consolidated statements of operations.
At the end of each accounting period, the Company marks-to-market all foreign currency forward exchange contracts that have been designated as cash flow hedges and changes in fair value are recorded in accumulated other comprehensive income until the underlying cash flow is settled and the contract is recognized in operating results. As of September 27, 2008, there were nine outstanding foreign currency forward exchange contracts to sell U.S. dollars and buy U.K. pounds sterling. These contracts have an aggregate notional value of approximately $9.5 million of put and call options expiring at various times between October 2008 and June 2009. To date, the Company has not entered into any such contracts for longer than 12 months and accordingly, all amounts included in accumulated other comprehensive income as of September 27, 2008 will generally be reclassified into earnings within the next 12 months. As of September 27, 2008, the Company has recorded an unrealized loss of $1.0 million to accumulated other comprehensive income related to recording the fair value of the nine foreign currency forward exchange contracts designated as hedges for accounting purposes.

Note 4. Balance Sheet Details
The following table provides details regarding the Company’s cash, cash equivalents and short-term investments at the dates indicated:

	September 27, 2008	June 28, 2008
	(in thousands)
Cash and cash equivalents:
Cash-in-bank	$16,190	$16,361
Money market funds	10,434	10,022
Commercial paper	3,054	6,480

	$29,678	$32,863

Short-term investments:
United States agency securities	$6,104	$2,977
United States corporate bonds	6,806	14,868

	$12,910	$17,845

As of September 27, 2008, all of the Company’s short-term investments had a maturity of less than one year.
The following table provides details regarding the Company’s inventories at the dates indicated:

	September 27, 2008	June 28, 2008
	(in thousands)
Inventories:
Raw materials	$21,066	$21,140
Work-in-process	28,239	24,786
Finished goods	9,192	13,686

	$58,497	$59,612

The following table provides details regarding the Company’s property and equipment, net at the dates indicated:

	September 27, 2008	June 28, 2008
	(in thousands)
Property and equipment, net:
Buildings	$17,809	$18,411
Plant and machinery	79,407	78,652
Fixtures, fittings and equipment	1,175	1,098
Computer equipment	13,396	13,846

	111,787	112,007
Less: accumulated depreciation	(79,047)	(79,045)

	$32,740	$32,962

The following table provides details regarding the Company’s accrued expenses and other liabilities at the dates indicated:

	September 27, 2008	June 28, 2008
	(in thousands)
Accrued expenses and other liabilities:
Trade creditor accruals	$3,632	$4,090
Compensation and benefits related accruals	6,171	6,724
Warranty accrual	2,594	2,598
Other accruals	5,987	5,657
Current portion of restructuring accrual	1,758	1,720

	$20,142	$20,789

Note 5. Goodwill and Other Intangible Assets
The Company reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangibles. The values assigned to goodwill and other intangible assets are usually based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired. A severe decline in expectations could result in significant impairment charges, which could have a material adverse effect on the Company’s business, financial condition and results of operations.
One potential indicator of goodwill impairment is whether the Company’s fair value, as measured by its market capitalization, has remained below its net book value for a significant period of time. During the first quarter of fiscal 2009, the lowest closing price for the Company’s shares of common stock was $1.12, as reported by the NASDAQ Global Market, which corresponds to a market capitalization of $114 million. As of September 27, 2008, the Company’s market capitalization was approximately $118 million, compared to the Company’s September 27, 2008 net book value of $145 million. Based on the Company’s review of the events that occurred during the first quarter of fiscal 2009, the Company has determined that there were no events or changes in circumstances which would have triggered an impairment review. Whether the Company’s market capitalization triggers an impairment charge in any future period will depend on the underlying reasons for the decline in stock price, the significance of the decline, and the length of time the stock price has been trading at such prices.
Note 6. Restructuring Liabilities
The following table summarizes the activity related to the Company’s restructuring liability for the three months ended September 27, 2008:

	Accrued
	restructuring	Amounts charged			Accrued
	costs at June 28,	to restructuring	Amounts paid	Adjustments	restructuring costs
	2008	costs and other	or written-off	and reversals	at September 27, 2008
			(thousands)
Lease cancellations and commitments	$2,074	$1,509	$(308)	$—	$3,275
Termination payments to employees and related costs	754	25	(306)	(48)	425

Total accrued restructuring	2,828	$1,534	$(614)	$(48)	3,700

Less noncurrent accrued restructuring charges	(1,108)				(1,942)

Accrued restructuring charges included within accrued expenses and other liabilities	$1,720				$1,758

In connection with earlier plans of restructuring and cost reduction efforts, the Company continued to make scheduled payments drawing down the related lease cancellations and commitments and in connection with payments to terminated employees and related costs. In the first quarter of fiscal 2009, the Company accrued an additional $1.5 million in expense related to existing restructuring plans for revised estimates of the cash flows for lease cancellations and commitments. Remaining net payments of lease cancellations and other commitments in connection with the Company’s earlier restructuring and cost reduction efforts are included in the restructuring accrual as of September 27, 2008.

In the first quarter of fiscal 2009, the Company made payments of $0.3 million related to lease commitments and made payments of $0.3 million in personnel related costs related to transferring certain non-telecom manufacturing activities from its San Jose, California facility to its Shenzhen, China facility. Restructuring and severance charges related to this move, the substantial portion being personnel related, are expected to total $0.4 million over the next two fiscal quarters. For the first quarter of fiscal 2009, separation payments under the restructuring and cost reduction efforts were accrued and charged to restructuring in the period that both the benefit amounts were determined and the amounts had been communicated to the affected employees.
Note 7. Accounting for Uncertainty in Income Taxes
Effective July 1, 2007, the Company adopted FASB Interpretation No. (“FIN”), 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken, or expected to be taken, in a company’s income tax return. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Step one, referred to as recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit which is more likely than not to be realized on ultimate settlement.
The Company’s total amount of unrecognized tax benefits as of June 28, 2008 was approximately $92.3 million. For the three months ended September 27, 2008, there have been no material changes to the amount of unrecognized tax benefits. Also, the Company had no unrecognized tax benefits that, if recognized, would affect its effective tax rate for the quarter ended September 27, 2008. Included in the balance of unrecognized tax benefits at September 27, 2008 is $1.3 million related to tax positions and estimated interest and penalties for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. As of September 27, 2008, the Company did not have any accrual for payment of interest and penalties related to unrecognized tax benefits.
The Company files U.S. federal, U.S. state and foreign tax returns and has determined its major tax jurisdictions are the United States, the United Kingdom and China. Tax returns in the following jurisdictions remain open to examination by the appropriate governmental agencies: U.S. federal and China for tax years 2004 to 2008, Switzerland and various U.S. states for tax years 2003 to 2008 and the United Kingdom for tax years 2002 to 2008. The Company is not currently under audit in any major tax jurisdiction.
Note 8. Credit Agreement
On August 2, 2006, the Company and its wholly-owned subsidiaries Bookham Technology plc, New Focus, Inc. (“New Focus”) and Bookham (US) Inc. (the “Borrowers”) entered into a credit agreement with Wells Fargo Foothill, Inc. and other lenders for a three-year $25.0 million senior secured revolving credit facility (the “Credit Agreement”). Advances are available under the Credit Agreement based on 80% of “qualified accounts receivable”, as defined in the Credit Agreement, at the time an advance is requested.
The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company, Onetta, Inc., Focused Research, Inc., Globe Y. Technology, Inc., Ignis Optics, Inc., Bookham (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., each a wholly-owned subsidiary of the Company (together, the “Guarantors” and together with the Borrowers, the “Obligors”), and are secured pursuant to a security agreement (the “Security Agreement”) by the assets of the Obligors, including a pledge of the capital stock holdings of the Obligors in certain of their direct subsidiaries. Any new direct subsidiary of the Obligors is required to execute a guaranty agreement and join in the Security Agreement. Pursuant to the terms of the Credit Agreement, borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 2.75% or the bank’s prime rate plus 1.25%. In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and re-borrowed at any time until maturity, which is August 2, 2009.
The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the material inaccuracy of representations or warranties, a cross-default related to other indebtedness in an aggregate amount of $1.0 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA and judgments and a change of control default. The Credit Agreement contains negative covenants applicable to the Company, the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) if the Borrowers have not maintained “minimum liquidity” (defined as $30 million of qualified cash and excess availability, each as also defined in the Credit Agreement), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates. As of September 27, 2008 and June 28, 2008, there were no borrowings under the Credit Agreement. As of September 27, 2008, there were $0.3 million in outstanding letters of credit with a vendor secured by this credit facility.
In connection with the Credit Agreement, the Company agreed to pay a monthly servicing fee of $3,000 and an unused line fee equal to 0.375% per annum, payable monthly on the unused amount of revolving credit commitments. To the extent there are letters of credit outstanding under the Credit Agreement, the Borrowers are obligated to pay the administrative agent a letter of credit fee at a rate equal to 2.75% per annum.
Note 9. Commitments and Contingencies
Guarantees
The Company follows the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. The Company has the following financial guarantees:
•	In connection with the sale by New Focus of its passive component line to Finisar, Inc., New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This obligation expires in May 2009 and has no limitation on maximum liability. The Company has not historically paid out any amounts related to this indemnification and does not expect to in the future, therefore no accrual has been made for this indemnification.

•	The Company indemnifies its directors and certain employees as permitted by law, and has entered into indemnification agreements with its directors and senior officers. The Company has not recorded a liability associated with these indemnification arrangements as the Company historically has not incurred any costs associated with such indemnifications and does not expect to in the future. Costs associated with such indemnifications may be mitigated by insurance coverage that the Company maintains.

•	The Company also has indemnification clauses in various contracts that it enters into in the normal course of business, such as those issued by its banks in favor of several of its suppliers or indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing the Company’s products should such products infringe the intellectual property rights of a third party. The Company has not historically paid out any amounts related to these indemnifications and does not expect to in the future, therefore no accrual has been made for these indemnifications.
Provision for warranties
The Company accrues for the estimated costs to provide warranty services at the time revenue is recognized. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the Company’s warranty costs will increase, resulting in a decrease to gross profit and to net income (loss).

	Three Months Ended
	September 27, 2008	September 29, 2007
	(thousands)
Warranty provision — beginning of period	$2,598	$2,569
Warranties issued	928	622
Warranties utilized or expired	(761)	(857)
Currency translation adjustment	(171)	36

Warranty provision — end of period	$2,594	$2,370

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
On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. In light of the overturned class certification on June 25, 2007, the District Court signed an Order terminating the settlement. The actions against Bookham Technology plc and New Focus remain stayed while litigation proceeds in six test cases against other companies which involve claims virtually identical to those that have been asserted against Bookham Technology plc and New Focus. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.”
It is uncertain if the litigations will settle. If settlement of the litigations do not occur and litigation against Bookham Technology plc and New Focus continues, the Company believes that both Bookham Technology plc and New Focus have meritorious defenses to the claims made in the Amended Class Action Complaints and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
On November 12, 2007, Xi’an Raysung Photonics Inc. filed a civil suit against Bookham, Inc., and its wholly-owned subsidiary, Bookham Technology (Shenzhen) Co., Ltd. (“Bookham Shenzhen”), in the Xi’an Intermediate People’s Court in Shanxi Province of the People’s Republic of China (“PRC”). The complaint filed by Xi’an Raysung Photonics Inc. alleged that Bookham, Inc. and Bookham Shenzhen breached an agreement between the parties pursuant to which Xi’an Raysung Photonics Inc. had supplied certain sample components and was to supply certain components to Bookham, Inc. and Bookham Shenzhen. Xi’an Raysung Photonics Inc. had increased its request that the court award damages of 20,000,000 Chinese Yuan (approximately $2.9 million based on an exchange rate of $1.00 to 6.81 Chinese Yuan as in effect on September 27, 2008) and had requested that Bookham, Inc. and Bookham Shenzhen be required to pay its legal fees in connection with the suit.
On September 4, 2008, the Company, on behalf of itself and Bookham Shenzhen, entered into a settlement agreement with Xi’an Raysung Photonics Inc. and, as a result, the case pending in the Xi’an Intermediate People’s Court in Shanxi Province of the PRC has been dismissed against both the Company and Bookham Shenzhen. There was no amount paid to Xi’an Raysung Photonics Inc. in connection with the settlement. Each company is responsible for their own legal fees in the matter.
On March 4, 2008, Bookham filed a declaratory judgment complaint captioned Bookham, Inc. v. JDS Uniphase Corp. and Agility Communications, Inc., Civil Action No. 5:08-CV-01275-RMW, in the United States District Court for the Northern District of California, San Jose Division. Bookham’s complaint seeks declaratory judgments that its tunable laser products do not infringe any valid, enforceable claim of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, and that all claims of the aforementioned patents are invalid and unenforceable. Bookham’s complaint also contains affirmative claims for relief against JDS Uniphase Corp. and Agility Communications, Inc. for statutory unfair competition, and for intentional interference with economic advantage.
On July 21, 2008, JDS Uniphase Corp. and Agility Communications, Inc. answered Bookham’s complaint and asserted counterclaims against Bookham for infringement of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, which JDS Uniphase Corp. acquired from Agility Communications, Inc. On October 6, 2008, JDS Uniphase Corp. indicated that its infringement claims are directed at Bookham’s LamdaFlexTM TL500 VCJ; TL5000VLJ; TL3000; TL7000; TL8000 and TL9000 products. JDS Uniphase Corp. seeks unspecified compensatory damages, treble damages and attorney fees from Bookham, and an order enjoining Bookham from future infringement of the patents-in-suit. No litigation schedule or trial date has yet been set. Any adverse ruling by the court, including an injunction that could prohibit us from using the technology covered by the patents in our products, or prolonged litigation may have an adverse effect on our business and any resolution may not be in our favor.
On April 18, 2008 the Company settled a lawsuit in the United Kingdom under which it had been seeking claims against a land developer in connection with the Company’s sale of a certain parcel of land in 2005. In the fiscal year ended June 28, 2008, the Company has recorded a gain of $2.9 million, net of costs, associated with this settlement.
Note 10. Stock-based Compensation Expense
The Company accounts for stock-based compensation under SFAS No. 123R Share-Based Payment, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on the grant date fair value of such share-based awards. The application of SFAS No. 123R requires the Company’s management to make judgments in the determination of inputs into the Black-Scholes stock option pricing model which the Company uses to determine the grant date fair value of stock options it grants. This model requires assumptions be made related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. While the risk-free interest rate is a less subjective assumption, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment which make them critical accounting estimates.
The Company has not issued and does not anticipate issuing dividends to stockholders and accordingly uses a 0% dividend yield assumption for all Black-Scholes stock option pricing calculations. The Company uses an expected stock-price volatility assumption that is primarily based on historical realized volatility of the underlying common stock during a period of time. With regard to the weighted-average option life assumption, the Company evaluates the exercise behavior of past grants as a basis to predict future activity.

The assumptions used to value stock option grants for the three months ended September 27, 2008 and September 29, 2007 are as follows:

Three Months Ended
	September 27, 2008	September 29, 2007
Expected life	4.5 years	4.5 years
Risk-free interest rate	2.9% - 3.2%	4.2% - 4.9%
Volatility	70%	79%
Dividend yield	—	—
The amounts included in cost of revenues and operating expenses for stock-based compensation expenses for the three months ended September 27, 2008 and September 29, 2007 were as follows:

	Three Months Ended
	September 27, 2008	September 29, 2007
	(thousands)
Stock-based compensation by category of expense:
Costs of revenues	$395	$615
Research and development	250	451
Selling, general and administrative	572	660

	$1,217	$1,726

Stock-based compensation by type of award:
Stock options and restricted stock awards	$1,107	$1,460
Inventory adjustment to cost of revenues	110	266

	$1,217	$1,726

As of September 27, 2008 and June 28, 2008, the Company had capitalized $0.2 million and $0.3 million, respectively, of stock-based compensation as inventory.
The following table summarizes the combined activity under all of the Company’s equity incentive plans for the three months ended September 27, 2008:

	Awards	Stock	Weighted-	Restricted Stock	Weighted-
	Available	Options	Average	Awards / Units	Average Grant
	For Grant	Outstanding	Exercise Price	Outstanding	Date Fair Value
	(thousands)	(thousands)		(thousands)
Balances at June 28, 2008	12,105	6,822	$5.87	1,503	$2.91
Granted	(2,624)	2,624	$1.78	—
Exercised or released	—	—	—	(715)	$3.04
Cancelled or forfeited	635	(495)	$4.72	(140)	$4.10

Balances at September 27, 2008	10,116	8,951	$4.66	648	$2.50

The Company generally grants stock options that vest over a four to five year service period and restricted stock awards that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives.

Supplemental disclosure information about the Company’s stock options outstanding as of September 27, 2008 was as follows:

		Weighted-	Weighted-
		Average	Average Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(thousands)		(years)	(thousands)
Options exercisable at September 27, 2008	3,624	$7.97	6.7	$—
Options expected to vest at September 27, 2008	8,536	$4.79	8.2	$—
Options outstanding at September 27, 2008	8,951	$4.66	8.2	$—
Note 11. Earnings (Loss) Per Share
SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted earnings per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards and units and warrants during such period.
For the three months ended September 27, 2008, included in the computation of diluted shares outstanding were 0.6 million shares of common stock issuable upon vesting of outstanding restricted stock awards. No stock options or warrants were included for the three months ended September 27, 2008 as their exercise prices exceeded the average share price for the period. For the three months ended September 29, 2007, there were no stock options, warrants or restricted stock awards factored into the computation of diluted shares outstanding since the Company incurred a net loss in this period and their inclusion would be anti-dilutive.
For the three month periods ended September 27, 2008 and September 29, 2007, the effects of potentially dilutive securities (which include warrants, stock options and restricted stock awards) totaling 19.0 million common shares and 18.1 million common shares, respectively, have been excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.
Note 12. Comprehensive Loss
For the three months ended September 27, 2008 and September 29, 2007, the Company’s comprehensive loss was primarily comprised of its net income (loss), the change in the unrealized gain (loss) on currency instruments designated as hedges, unrealized loss on short-term investments and foreign currency translation adjustments. The components of comprehensive loss were as follows:

	Three Months Ended
	September 27, 2008	September 29, 2007
	(thousands)
Net income (loss)	$2,193	$(10,954)
Other comprehensive income (loss):
Unrealized gain (loss) on currency instruments designated as hedges	(1,041)	162
Unrealized loss on short-term investments	(17)	—
Currency translation adjustments	(6,412)	1,737

Comprehensive loss	$(5,277)	$(9,055)

Note 13. Segments of an Enterprise and Related Information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Chief Executive Officer of the Company is the Company’s chief operating decision maker. As of September 27, 2008, the Company is organized and operates as two operating segments: (i) telecom and (ii) non-telecom. The telecom segment is responsible for the design, development, chip and filter level manufacturing, marketing and selling of optical solutions for telecommunications applications. The non-telecom segment is responsible for the design, development, marketing and selling of non-telecom products which include photonics and microwave solutions, high power lasers, thin film filters and VCSELs. The Company evaluates the performance of its segments and allocates resources based on consolidated revenues and overall performance.
Segment information for the three months ended September 27, 2008 and September 29, 2007 is as follows:

	Three months ended
	September 27, 2008	September 29, 2007
	(thousands)
Revenues
Telecom	$52,255	$40,733
Non-telecom	14,276	13,549

Consolidated revenues	$66,531	$54,282

	Three months ended
	September 27, 2008	September 29, 2007
	(thousands)
Operating loss
Telecom	$(1,340)	$(8,886)
Non-telecom	(1,382)	(283)

Total segment operating loss	(2,722)	(9,169)
Stock compensation	1,217	1,726
Legal Settlement	(184)	—
(Gain) loss on sale of property and equipment	16	(235)

Consolidated operating loss	$(3,771)	$(10,660)

The following shows revenues by geographic areas based on the delivery locations of the Company’s products:

	Three Months Ended
	September 27, 2008	September 29, 2007
	(thousands)	(thousands)
United States	$19,201	$14,753
Canada	4,655	10,624
Europe:
United Kingdom	3,536	1,683
Other	10,778	8,694
Asia:
China	14,865	10,604
Other	6,412	5,781
Rest of world	7,084	2,143

	$66,531	$54,282

The following table sets forth the Company’s long-lived tangible assets by geographic region as of the dates indicated:

	September 27, 2008	June 28, 2008
	(thousands)
United States	$1,716	$1,824
China	21,464	20,443
United Kingdom	5,157	6,296
Other	4,403	4,399

	$32,740	$32,962

Significant Customers and Concentration of Credit Risk
For the three months ended September 27, 2008, two customers accounted for 18% (Nortel Networks) and 13% (Huawei Technologies) of the Company’s revenues. For the three months ended September 29, 2007, two customers accounted for 15% (Nortel Networks) and 11% (Cisco Systems) of the Company’s revenues. As of September 27, 2008, two customers accounted for 18% (Nortel Networks) and 14% (Huawei Technologies) of accounts receivable. As of June 28, 2008, two customers accounted for 15% (Nortel Networks) and 12% (Huawei Technologies) of accounts receivable.
Note 14. Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 27, 2008, as compared to the recent accounting pronouncements described in our 2008 Form 10-K, that are of significance, or potential significance, to the Company.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in a business combination. This standard also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of a business combination. SFAS No. 141R is effective for the Company for acquisitions made after June 27, 2009. The Company does not anticipate that the adoption of this pronouncement will have a significant impact on its financial statements, however, the implementation of SFAS No. 141R may have a material impact on the Company’s accounting for businesses acquired by the Company post-adoption.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157. FSP No.157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal 2010. The major categories of non-financial assets and non-financial liabilities that are measured at fair value, for which the Company has not yet applied the provisions of SFAS No. 157, are goodwill and intangible assets.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to the Company in the third quarter of fiscal 2009. The Company is currently evaluating the effect, if any, that the adoption of SFAS No. 161 may have on its consolidated results of operations and financial condition.
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other generally accepted accounting principles. FSP No.142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after June 27, 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to SFAS No. 162 essentially unchanged. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change current accounting practice in any area.
In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active, which clarifies the application of SFAS No. 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. 157-3 is effective immediately and the Company has applied its guidance in the current quarter. The adoption of FSP No. 157-3 did not have a significant impact on the Company’s consolidated results of operations and financial condition.
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
Overview
We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. Due to its advantages of higher capacity and transmission speed, optical transmission has become the predominant technology for large-scale communications networks. Our primary operating segment, which we refer to as our telecom segment, addresses the optical communications market. We are one of the largest vertically-integrated vendors of optical components used for fiber optic telecommunications network applications. Our customers include leading equipment systems vendors, including ADVA, Alcatel-Lucent, Ciena, Cisco, Huawei, Nortel Networks, Tellabs and Tyco. Our remaining product lines, which comprise our non-telecom segment, leverage our optical component technologies and expertise in manufacturing optical subsystems to address opportunities in other markets, including industrial, research, semiconductor capital equipment, military and biotechnology.
Our products typically have a long sales cycle. The period of time between our initial contact with a customer and the receipt of a purchase order is frequently a year or more. In addition, many customers perform, and require us to perform, extensive process and product evaluation and testing of components before entering into purchase arrangements.
Because of recent changes in the spending plans of certain our telecom customers, leading to them drawing down their existing inventories; we anticipate that our revenues in the near term will decline. We estimate that our revenues for the second quarter of fiscal 2009 will be between $57 million and $62 million. Further, because of the worldwide financial uncertainty, it is possible that network providers will significantly reduce capital expenditures in the near term and that more of the equipment providers whom we supply will therefore draw down inventories, reduce production levels of existing products and defer introduction of new products. We cannot currently predict the duration or the overall impact of any such reduced demand in our markets over the next several quarters. We intend to respond to these trends by carefully controlling our expenses, focusing on continuing to improve our direct product costs and monitoring our inventory levels. However, we do expect that the anticipated reductions in revenues in our second fiscal quarter, and any further reductions beyond such quarter, will have an impact on our gross margins and income (loss) from operations.

Critical Accounting Policies
We believe that several accounting policies we have implemented are important to understanding our historical and future performance. We refer to such policies as “critical” because they generally require us to make judgments and estimates about matters that are uncertain at the time we make the estimate, and different estimates—which also would have been reasonable at the time—could have been used, and would have resulted in materially different reported financial results.
The critical accounting policies we identified in our Annual Report on Form 10-K for the year ended June 28, 2008 (our “2008 Form 10-K”), related to revenue recognition and sales returns, inventory valuation, accounting for acquisitions and goodwill, impairment of goodwill and other intangible assets and accounting for share-based payments. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed in our 2008 Form 10-K.
Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 27, 2008, as compared to the recent accounting pronouncements described in our 2008 Form 10-K, that are of significance, or potential significance, to us.
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in a business combination. This standard also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of a business combination. SFAS No. 141R is effective for us for acquisitions made after June 27, 2009. We do not anticipate that the adoption of this pronouncement will have a significant impact on our financial statements; however, the implementation of SFAS No. 141R may have a material impact on our accounting for businesses we acquire post-adoption.
In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157. FSP No.157-2 delays the effective date of SFAS No. 157, Fair Value Measurements for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal 2010. The major categories of non-financial assets and non-financial liabilities that are measured at fair value, for which we have not yet applied the provisions of SFAS No. 157 are goodwill and intangible assets.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures for derivative instruments, including those used in hedging activities. It is effective for fiscal years and interim periods beginning after November 15, 2008, and will be applicable to us in the third quarter of fiscal 2009. We are currently evaluating the effect, if any, that the adoption of SFAS No. 161 may have on our consolidated results of operations and financial condition.
In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R and other generally accepted accounting principles. FSP No.142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets we acquire after June 27, 2009.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to SFAS No. 162 essentially unchanged. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change current accounting practice in any area.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active, which clarifies the application of SFAS No. 157 when the market for a financial asset is inactive. Specifically, FSP No. 157-3 clarifies how (1) management’s internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP No. 157-3 is effective immediately we have applied its guidance in the current quarter. The adoption of FSP No. 157-3 did not have a significant impact on our financial statements.
Results of Operations
The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of net revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended
	September 27, 2008		September 29, 2007		Increase (Decrease)
	(thousands)%		(thousands)%		(thousands)%
Revenues	$66,531	100.0	$54,282	100.0	$12,249	22.6
Cost of revenues	49,902	75.0	41,945	77.3	7,957	19.0

Gross profit	16,629	25.0	12,337	22.7	4,292	34.8

Operating expenses:
Research and development	7,935	11.9	8,692	16.0	(757)	(8.7)
Selling, general and administrative	10,684	16.1	11,326	20.9	(642)	(5.7)
Amortization of intangible assets	463	0.7	1,997	3.7	(1,534)	(76.8)
Restructuring and severance charges	1,486	2.3	1,217	2.2	269	22.1
Legal settlement	(184)	(0.3)	—	—	(184)	n/m	(1)
(Gain) loss on sale of property and equipment	16	0.0	(235)	(0.4)	251	n/m	(1)

Total operating expenses	20,400	30.7	22,997	42.4	(2,597)	(11.3)

Operating loss	(3,771)	(5.7)	(10,660)	(19.7)	6,889	(64.6)
Other income (expense):
Other expense	(600)	(0.9)	—	—	(600)	n/m	(1)
Interest income	248	0.4	252	0.5	(4)	(1.6)
Interest expense	(192)	(0.3)	(134)	(0.2)	(58)	43.3
Gain (loss) on foreign exchange	6,496	9.7	(412)	(0.8)	6,908	n/m	(1)

Total other income (expense)	5,952	8.9	(294)	(0.5)	6,246	n/m	(1)

Income (loss) before income taxes	2,181	3.3	(10,954)	(20.2)	13,135	n/m	(1)
Income tax benefit	(12)	(0.0)	—	—	(12)	n/m	(1)

Net income (loss)	$2,193	3.3	$(10,954)	(20.2)	$13,147	n/m	(1)

(1)	Not meaningful
Revenues
Revenues in the three month period ended September 27, 2008 increased by $12.2 million, or 22.6%, compared to the three month period ended September 29, 2007. The increase was largely due to an increase in sales from our telecom segment of $11.5 million and an increase in non-telecom segment sales of $0.7 million.
Our increase in telecom sales from the first quarter of fiscal 2008 to fiscal 2009 was primarily attributable to increases in sales to Huawei Technologies of $5.2 million and Nortel Networks of $3.9 million For the three months ended September 27, 2008, Nortel Networks accounted for $12.2 million, or 18%, of our total revenues, and Huawei Technologies accounted for $9.0 million, or 13%, of our total revenues. For the three months ended September 29, 2007, Nortel Networks accounted for $8.3 million, or 15%, of our revenues, and Cisco Systems accounted for $6.1 million, or 11%, of our total revenues.
As noted previously, we anticipate that our revenues, primarily our telecom revenues, will be negatively affected in the second fiscal quarter of fiscal 2009, and that our revenues in the next several quarters may be impacted by the uncertainty in the worldwide financial markets and resulting impact on the markets for our products.

Cost of Revenues
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
Our cost of revenues for the three month period ended September 27, 2008 increased $8.0 million, or 19.0%, from the three month period ended September 29, 2007. This increase was primarily due to higher costs associated with higher sales volumes and $0.5 million in additional manufacturing overhead costs in connection with the transfer of manufacturing operations of our non-telecom segment from our San Jose, California facility to our facility in Shenzhen, China. Our cost of revenues for the three month period ended September 27, 2008 included $0.4 million of stock-based compensation charges compared to $0.6 million in the three month period ended September 29, 2007.
Gross Margin
Gross margin is calculated as revenues less cost of revenues. The gross margin rate is gross margin reflected as a percentage of revenues.
Our gross margin increased by $4.3 million in the three months ended September 27, 2008, compared to the three months ended September 29, 2007. Our gross margin rate increased to 25.0 percent in the three months ended September 27, 2008, compared to 22.7 percent in the three months ended September 29, 2007. The increase in gross margin was primarily associated with increased sales volumes in both of our operating segments for the three months ended September 27, 2008 as compared to September 29, 2007 due to the fixed nature of certain overheads spread over higher volume and sourcing a greater portion of our purchases of production inputs from lower cost southeast Asian suppliers, which were partially offset by increased expenses for the three months ended September 27, 2008 of $0.5 million of additional manufacturing overhead costs in connection with the transfer of manufacturing operations of our non-telecom segment from our San Jose, California facility to our facility in Shenzhen, China.
As previously noted, we anticipate our revenues to be lower in the second quarter of fiscal 2009, and accordingly we expect gross margins in the same quarter to be lower due to lower sales volumes associated with that revenue decrease, only partly offset by reductions in our manufacturing overhead expenses implemented in response to the expected revenue decrease.
Research and Development Expenses
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.
Research and development expenses decreased to $7.9 million in the three month period ended September 27, 2008 from $8.7 million in the three month period ended September 29, 2007. The decrease was primarily due to decreases in personnel costs of $0.7 million, stock-based compensation of $0.2 million due to reductions in personnel and other miscellaneous decreases in spending of $0.5 million, as a result of our restructurings and cost reduction plans, which were partially offset by increased costs for materials used in research and development of $0.6 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.
Selling, general and administrative expenses decreased to $10.7 million in the three month period ended September 27, 2008 from $11.3 million in the three month period ended September 29, 2007. The decrease was primarily the result of decreases in personnel costs of $0.4 million and stock-based compensation of $0.1 million as a result of restructuring and cost reduction plans and a reduction of $0.1 million in other miscellaneous expenses.

Beginning June 29, 2008, we changed the process used to estimate audit fees. We now accrue for audit fees based on when services are performed. The impact of this change on our net income for the three months ended September 27, 2008 was to reduce audit fees, which are included in selling, general and administrative expenses, by $0.4 million.
Amortization of Intangible Assets
In previous years we acquired six optical components companies and businesses and one photonics and microwave company. Our last such acquisition was in March 2006. Each of these business combinations added to the balance of our purchased intangible assets, and the related amortization of these intangible assets was recorded as an expense in each of the three month periods ended September 27, 2008 and September 29, 2007. Subsequent to the three month period ended September 29, 2007, the purchased intangible assets from certain of these business acquisitions became fully amortized, which reduced our expense for amortization of purchased intangible assets in the three month period ended September 27, 2008 by $1.5 million as compared to the same three month period in the prior year.
Restructuring and Severance Charges
In connection with earlier plans of restructuring, and the assumption of restructuring accruals upon the March 2004 acquisition of New Focus, we continue to make scheduled payments drawing down the related lease cancellations and commitments as well as making termination payments to employees and related costs. In the three month periods ended September 27, 2008 and September 29, 2007 we accrued $1.5 million and $1.2 million, respectively, in expenses for revised estimates related to these cancellations and commitments and termination payments to employees and related costs.
Other Income (Expense)
The change in other income (expense) in the three month period ended September 27, 2008 when compared to the three month period ended September 29, 2007 was primarily related to an increase of $6.9 million in income related to the re-measurement of short term balances between our international subsidiaries due to the strong appreciation of the dollar during the quarter ended September 27, 2008 relative to our other local functional currencies and an expense of $0.6 million related to the fair value impairment of our short-term investment in a debt security of Lehman Brothers.
Income Tax Benefit
Although we were profitable for the three-month period ended September 27, 2008, we have incurred substantial losses to date and expect to incur additional losses in the future. Accordingly, our income tax provision is negligible in each period presented. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in prior periods, we have provided a full valuation allowance against our net deferred tax assets at September 27, 2008 and June 28, 2008.
Liquidity and Capital Resources
Cash Flows from Operating Activities

	Three Months Ended
	September 27, 2008	September 29, 2007
	(thousands)
Net income (loss)	$2,193	$(10,954)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,445	5,241
Stock-based compensation	1,217	1,726
Impairment of marketable securities	600	—
(Gain) loss on sale of property and equipment	16	(235)
Amortization of deferred gain on sale-leaseback	(271)	(93)

Total non-cash accounting items	5,007	6,639
Increase in working capital	(5,231)	(2,454)

Net cash provided by (used in) operating activities	$1,969	$(6,769)

Net cash provided by operating activities for the three month period ended September 27, 2008 was $2.0 million, primarily resulting from the net income of $2.2 million and non-cash accounting charges of $5.0 million, primarily consisting of $3.4 million of expense related to depreciation and amortization of certain assets and $1.2 million of expense related to stock-based compensation. A net change in our operating assets and liabilities of $5.2 million due to increases in accounts receivable and accounts payable, partially offset by decreases in inventories, accrued expenses and other liabilities and prepaid expenses and other current assets, also contributed to the use of cash.
Net cash used in operating activities for the three month period ended September 29, 2007 was $6.8 million, primarily resulting from the net loss of $11.0 million, offset by non-cash accounting charges of $6.6 million, primarily consisting of $5.2 million of expense related to depreciation and amortization of certain assets and $1.7 million of expense related to stock-based compensation. A net change in our operating assets and liabilities of $2.5 million due to increases in accounts receivable, inventories and accounts payable, partially offset by decreases in accrued expenses and other liabilities and prepaid expenses and other current assets, also contributed to the use of cash.
Cash Flows from Investing Activities
Net cash provided by investing activities in the three month period ended September 27, 2008 was $1.6 million, primarily consisting of $11.3 million in sales and maturities of available-for-sale investments and $0.5 million from the release of restricted cash, which were partially offset by $6.9 million in purchases of available-for-sale investments and $3.2 million used in capital expenditures.
Net cash provided by investing activities in the three month period ended September 29, 2007 was $1.8 million, primarily consisting of $4.3 million from the release of restricted cash which had been security on an unoccupied leased facility and $0.3 million in proceeds from the sale of fixed assets, which were partially offset by $2.9 million used in capital expenditures.
Cash Flows from Financing Activities
There were no significant cash flows from financing activities in the three month period ended September 27, 2008. Net cash provided by financing activities in the three month period ended September 29, 2007 was $0.5 million, primarily consisting of $0.5 million in additional borrowings under our senior secured revolving credit facility with Wells Fargo Foothill, Inc.
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
Pursuant to the terms of the Credit Agreement, borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 2.75 percentage points or the bank’s prime rate plus 1.25 percentage points. In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and re-borrowed at any time until maturity, which is August 2, 2009.
The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $1.0 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA and judgments and a change of control default. The Credit Agreement contains negative covenants applicable to the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) if the Borrowers have not maintained “minimum liquidity” defined as $30 million of qualified cash and excess availability, each as also defined in the Credit Agreement, as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the Borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates. As of September 27, 2008 and June 28, 2008, there were no amounts outstanding under this line of credit. At September 27, 2008, we had $0.3 million in outstanding standby letters of credits with a vendor secured under this credit agreement.
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
Future Cash Requirements
As of September 27, 2008, we held $29.7 million in cash and cash equivalents, $0.6 million in restricted cash and $12.9 million in short-term investments. Based on our cash balances, and amounts expected to be available under our senior secured $25.0 million credit facility, which are based on a percentage of accounts receivable at the time the advance is requested, we believe we have sufficient financial resources in order to operate as a going concern through our next four fiscal quarters from the quarter ended September 27, 2008. Regardless, to further strengthen our financial position, in the event of unforeseen circumstances, or in the event needed to fund growth in future financial periods, we may raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt or the sale of certain product lines and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.
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
Contractual Obligations
During the quarter ended September 27, 2008 there have been no material changes to the contractual obligations disclosed as of June 28, 2008 in our 2008 Form 10-K.
Off-Balance Sheet Arrangements
In connection with the sale by New Focus of its passive component line to Finisar, Inc., New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This obligation expires in May 2009 and has no limitation on maximum liability.
We indemnify our directors and certain employees as permitted by law, and have entered into indemnification agreements with our directors and executive officers. We have not recorded a liability associated with these indemnification arrangements as we historically have not incurred any costs associated with such indemnification obligations and do not expect to in the future. Costs associated with such indemnification obligations may be mitigated by insurance coverage that we maintain, however such insurance may not cover any, or may cover only a portion of, the amounts we may be required to pay. In addition, we may not be able to maintain such insurance coverage in the future.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We finance our operations through a mixture of the issuance of equity securities, finance leases, working capital and by drawing on a three year $25.0 million senior secured revolving credit facility under a credit agreement we entered into on August 2, 2006. Our only exposure to interest rate fluctuations is on our cash deposits and for amounts borrowed under the credit agreement. At September 27, 2008 and June 28, 2008, there were no borrowings outstanding and $0.3 million of standby letters of credit with vendors and landlords secured under the credit agreement. We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts. We believe our interest rate risk is immaterial.
Foreign currency
We are exposed to fluctuations in foreign currency exchange rates and interest rates. As our business has grown and become multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States in 2004, and our movement of certain functions, including assembly and test operations, from the United Kingdom to China, in the future we expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese Yuan and the Swiss franc in which we pay expenses in connection with operating our facilities in Shenzhen, China, and Zurich, Switzerland. To the extent the exchange rate between the U.S. dollar and the Chinese Yuan were to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of September 27, 2008, we held nine foreign currency forward exchange contracts with a notional value of $9.5 million which include put and call options which expire, or expired, at various dates from October 2008 to June 2009 and we have recorded an unrealized loss of $1.0 million to other comprehensive income (loss) in connection with marking these contracts to fair value. It is estimated that a 10% fluctuation in the dollar between September 27, 2008 and the maturity dates of the put and call instruments underlying these contracts would lead to a profit of $0.4 million (U.S. dollar weakening), or loss of $1.5 million (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.
In October, 2008, we entered into seven new foreign currency forward exchange contracts with a notional value of $8.5 million, which include put and call options which expire at various dates from November 2008 to June 2009. In addition, we replaced three existing foreign currency forward exchange contracts with a nominal value of $4.5 million which were originally expiring at various dates from October 2008 to December 2008 with new contracts which expire at various dates from August 2009 to September 2009.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 27, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the quarter ended September 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On June 26, 2001, a putative securities class action captioned Lanter v. New Focus, Inc. et al., Civil Action No. 01-CV-5822 was filed against New Focus and several of its officers and directors, or the Individual Defendants, in the United States District Court for the Southern District of New York. Also named as defendants were Credit Suisse First Boston Corporation, Chase Securities, Inc., U.S. Bancorp Piper Jaffray, Inc. and CIBC World Markets Corp., or the Underwriter Defendants, the underwriters in New Focus’s initial public offering. Three subsequent lawsuits were filed containing substantially similar allegations. These complaints have been consolidated.
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

     On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. In light of the overturned class certification on June 25, 2007, the District Court signed an Order terminating the settlement. The actions against Bookham Technology plc and New Focus remain stayed while litigation proceeds in six test cases against other companies which involve claims virtually identical to those that have been asserted against Bookham Technology plc and New Focus. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.”
     It is uncertain if the litigations will settle. If settlement of the litigations do not occur and litigation against Bookham Technology plc and New Focus continues, the Company believes that both Bookham Technology plc and New Focus have meritorious defenses to the claims made in the Amended Class Action Complaints and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
     On November 12, 2007, Xi’an Raysung Photonics Inc. filed a civil suit against Bookham, Inc., and its wholly-owned subsidiary, Bookham Technology (Shenzhen) Co., Ltd. (“Bookham Shenzhen”), in the Xi’an Intermediate People’s Court in Shanxi Province of the People’s Republic of China (“PRC”). The complaint filed by Xi’an Raysung Photonics Inc. alleged that Bookham, Inc. and Bookham Shenzhen breached an agreement between the parties pursuant to which Xi’an Raysung Photonics Inc. had supplied certain sample components and was to supply certain components to Bookham, Inc. and Bookham Shenzhen. Xi’an Raysung Photonics Inc. had increased its request that the court award damages of 20,000,000 Chinese Yuan (approximately $2.9 million based on an exchange rate of $1.00 to 6.81 Chinese Yuan as in effect on September 27, 2008) and had requested that Bookham, Inc. and Bookham Shenzhen be required to pay its legal fees in connection with the suit.
     On September 4, 2008, the Company, on behalf of itself and its wholly-owned subsidiary, Bookham Shenzhen, entered into a settlement agreement with Xi’an Raysung Photonics Inc. and, as a result, the case pending in the Xi’an Intermediate People’s Court in Shanxi Province of the PRC has been dismissed against both the Company and Bookham Shenzhen. There was no amount paid to Xi’an Raysung Photonics Inc. in connection with the settlement. Each company is responsible for their own legal fees in the matter.
     On March 4, 2008, Bookham filed a declaratory judgment complaint captioned Bookham, Inc. v. JDS Uniphase Corp. and Agility Communications, Inc., Civil Action No. 5:08-CV-01275-RMW, in the United States District Court for the Northern District of California, San Jose Division. Bookham’s complaint seeks declaratory judgments that its tunable laser products do not infringe any valid, enforceable claim of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, and that all claims of the aforementioned patents are invalid and unenforceable. Bookham’s complaint also contains affirmative claims for relief against JDS Uniphase Corp. and Agility Communications, Inc. for statutory unfair competition, and for intentional interference with economic advantage.
     On July 21, 2008, JDS Uniphase Corp. and Agility Communications, Inc. answered Bookham’s complaint and asserted counterclaims against Bookham for infringement of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, which JDS Uniphase Corp. acquired from Agility Communications Inc. On October 6, 2008, JDS Uniphase Corp. indicated that its infringement claims are directed at Bookham’s LamdaFlexTM TL500 VCJ; TL5000VLJ; TL3000; TL7000; TL8000 and TL9000 products. JDS Uniphase Corp. seeks unspecified compensatory damages, treble damages and attorney fees from Bookham, and an order enjoining Bookham from future infringement of the patents-in-suit. No litigation schedule or trial date has yet been set. Any adverse ruling by the court, including an injunction that could prohibit us from using the technology covered by the patents in our products, or prolonged litigation may have an adverse effect on our business, financial condition and results of operations and any resolution may not be in our favor.
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
     Although we were profitable for the three months ended September 27, 2008, we have historically incurred losses and negative cash flows from operations since our inception. As of September 27, 2008, we had an accumulated deficit of $1,057.4 million. We do not expect to be profitable in the quarter ending December 27, 2008.
     Our net income for the quarter ended September 27, 2008 was $2.2 million. Our net loss for the year ended June 28, 2008 was $23.4 million. Our net loss for the year ended June 30, 2007 was $82.2 million. We may not be able to achieve profitability in any future period, and if we are unable to do so, we may need additional financing to execute on our current or future business strategies, which may not be available on commercially acceptable terms or at all.

We may not be able to maintain current levels of gross margins.
     We may not be able to maintain positive gross margins due to, among other things, new product transitions, changing product mix or facility under-utilization. Additionally, we must continue to reduce our costs and improve our product mix to offset price erosion on certain product categories. In particular, over the last fiscal year we have introduced a family of tunable products that account for an increasing percentage of our overall product revenues. In the quarter ended September 27, 2008, we were capacity constrained in our delivery of these products due to component supply and production limitations. In addition, we have not yet achieved targeted margins on these products as we introduce them into large-scale production. Although we have plans in place both to address production constraints and improve margins in our tunable products, any failure to do so will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations. In addition, over the next two fiscal quarters we expect to incur, in total, an additional $0.4 million of manufacturing overhead costs in connection with our transfer of the substantial portion of our San Jose manufacturing operations to our Shenzhen site.
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
     Even though the market for optical components has been gradually recovering from the industry-wide slump experienced at the beginning of the decade, particularly in the metro market segment, there continues to be excess capacity for many optical components companies, intense price competition among optical component manufacturers and continued consolidation in the industry. As a result of this excess capacity and other industry factors, pricing pressure remains intense. The continued uncertainties in the telecommunications industry and the global economy make it difficult for us to anticipate revenue levels and therefore to make appropriate estimates and plans relating to cost management. Continued uncertain demand for optical components has had, and will continue to have, a material adverse effect on our results of operations.
We depend on a limited number of customers for a significant percentage of our revenues.
     Historically, we have generated most of our revenues from a limited number of customers. For example, in the three months ended September 27, 2008, our three largest customers accounted for 38% of our revenues. In the fiscal year ended June 28, 2008 and the fiscal year ended June 30, 2007, our three largest customers accounted for 33% and 41% of our revenues, respectively. Revenues from any of our major customers may decline or fluctuate significantly in the future, which could have an adverse impact on our business and results of operations. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers or other existing customers.
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
     Our customers typically purchase our products pursuant to individual purchase orders. While our customers generally provide us with their expected forecasts for our products several months in advance, in most cases they are not contractually committed to buy any quantity of products beyond those in purchase orders previously submitted to us. Our customers may decrease, cancel or delay purchase orders already in place. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short-term and long-term financial and operating goals and result in excess and obsolete inventory.
As a result of our global operations, our business is subject to currency fluctuations that have adversely affected our results of operations in recent quarters and may continue to do so in the future.
     Our financial results have been materially impacted by foreign currency fluctuations and our future financial results may also be materially impacted by foreign currency fluctuations. At certain times in our history, declines in the value of the U.S. dollar versus the U.K. pound sterling have had a major negative effect on our profit margins and our cash flow. Despite our change in domicile from the United Kingdom to the United States in 2004 and the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, a significant portion of our expenses are still denominated in U.K. pounds sterling and substantially all of our revenues are denominated in U.S. dollars. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and or pay expenses will continue to have a material effect on our operating results. For example, from the end of our fiscal quarter ended September 29, 2007 to the end of our fiscal quarter ended September 27, 2008, the U.S. dollar has appreciated 8.4% relative to the U.K. pound sterling, which has favorably impacted our results. If the U.S dollar stays the same or depreciates relative to the U.K. pound sterling in the future, our future financial results may also be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese Yuan or Swiss Franc vary more significantly than they have to date.
     We engage in currency hedging transactions in an effort to cover some of our exposure to U.S. dollar to U.K. pound sterling currency fluctuations, and we may be required to convert currencies to meet our obligations. Under certain circumstances, these transactions could have an adverse effect on our financial condition.
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
     Employee turnover in China is high due to the intensely competitive and fluid market for skilled labor. To operate the facility, and to the extent we are unable to retain our existing workforce, we will need to continue to hire direct manufacturing personnel, administrative personnel and technical personnel; obtain and retain required legal authorization to hire such personnel and incur the time and expense to hire and train such personnel.
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
     We intend to continue to export the majority of the products manufactured at our Shenzhen facility. Under current regulations, upon application and approval by the relevant governmental authorities, we will not be subject to certain Chinese taxes and will be exempt from certain duties on imported materials that are used in the manufacturing process and subsequently exported from China as finished products. However, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation and duties in China or may be required to pay export fees in the future. In the event that we become subject to new forms of taxation or export fees in China, our business and results of operations could be materially adversely affected. We may also be required to expend greater amounts than we currently anticipate in connection with increasing production at the Shenzhen facility. Any one of the factors cited above, or a combination of them, could result in unanticipated costs, which could materially and adversely affect our business.
Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may increase the other risks that affect our business.
     The world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, dramatically increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, rating downgrades of investments and reduced valuations of securities generally. These events have materially and adversely impacted the availability of financing to a wide variety of businesses, and the resulting uncertainty has led to reductions in capital investments, overall spending levels, inventory levels, future product plans, and sales projections across industries and markets, including our own. These trends could have a material and adverse impact on the overall demand for our products and our ability to achieve targeted financial results, as well as our overall financial results from operations. In addition, our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all.
     These conditions could also result in reduced capital resources because of reduced credit availability, higher costs of credit and the stretching of payables by creditors seeking to preserve their own cash resources. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business.
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
The investment of our cash balance and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
     At September 27, 2008, we had $30.3 million in cash and cash equivalents (including restricted cash of $0.6 million) and $12.9 million in investments in marketable debt securities. We have historically invested these amounts in U.S. treasury securities and U.S. government agency securities, corporate debt, money market funds, commercial paper and municipal bonds. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. While we do not hold any investments whose value is directly correlated to sub-prime debt, these risks have been and may further be exacerbated by U.S. sub-prime mortgage defaults, which have affected various sectors of the financial markets and caused credit and liquidity issues.
     In September 2008, Lehman Brothers Holdings Inc., or Lehman, filed a petition under Chapter 11 of the U.S. Bankruptcy Code. At September 27, 2008, we held a Lehman security with par value of $0.8 million. As of November 4, 2008, we do not have an estimate of the recovery value of this security, but we have reduced the carrying value of this security to $0.2 million. The $0.6 million impairment charge for the Lehman security was recorded in the first quarter of fiscal 2009 and included in other expense in our accompanying condensed consolidated statement of operations.
     There may be further declines in the value of our short-term investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
We may record impairment charges which would adversely impact our results of operations.
     We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangibles. During the year ended June 30, 2007, we designated the assets underlying our Paignton, U.K. manufacturing site as held for sale and subsequently sold the site to a third party for proceeds of £4.8 million (approximately $9.4 million based on an exchange rate of $1.96 to £1.00 in effect on the date of sale), net of selling costs. In connection with this designation we recorded an impairment charge of $1.9 million. During the fiscal year ended July 1, 2006, in connection with a review of our long-lived assets for impairment, we recorded $433,000 of impairment charges.
     One potential indicator of goodwill impairment is whether the Company’s fair value, as measured by its market capitalization, has remained below its net book value for a significant period of time. Through October 29, 2008, the lowest closing price for the Company’s shares of common stock was $0.47, as reported by the NASDAQ Global Market, which corresponds to a market capitalization of $48 million, compared to the Company’s September 27, 2008 net book value of $145 million. Whether the Company’s market capitalization triggers an impairment charge in any future period will depend on the underlying reasons for the decline in stock price, the significance of the decline, and the length of time the stock price has been trading at such prices.
     In the event that we determine in a future period that impairment exists for any reason, we would record an impairment charge in the period such determination is made, which would adversely impact our financial position and results of operations.
We may incur additional significant restructuring charges that will adversely affect our results of operations.
     Over the past nine years, we have enacted a series of restructuring plans and cost reduction plans designed to reduce our manufacturing overhead and our operating expenses. In 2001, we reduced manufacturing overhead and our operating expenses in response to the initial decline in demand in the optical components industry. In connection with our acquisitions of the optical components business of Nortel Networks in November 2002 and New Focus in March 2004, we enacted restructuring plans related to the consolidation of our operations, which we expanded in September 2004 to include the transfer of our main corporate functions, including consolidated accounting, financial reporting, tax and treasury, from Abingdon, U.K. to our U.S. headquarters in San Jose, California.
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
     We plan on taking further advantage of the relatively lower operating costs in our Shenzhen facility by completing the transfer of most of the manufacturing operations from our San Jose, California non-telecom facility to Shenzhen over the next two quarters. We expect related restructuring and severance charges to be approximately $0.4 million over the next two quarters, with anticipated cost savings of approximately $0.4 million to $0.5 million a quarter thereafter, compared to the quarter ended March 29, 2008, and we expect to incur approximately $0.5 million of additional manufacturing overhead costs in the next two fiscal quarters in connection with this transfer. The substantial portion of the restructuring charges are expected to be for personnel related severance and retention costs.
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
     On August 10, 2005, Bookham Technology plc purchased all of the issued share capital of City Leasing (Creekside) Limited, a subsidiary of Deutsche Bank. Creekside was entitled to receivables of £73.8 million (approximately $135.8 million, based on an exchange rate of £1.00 to $1.8403 on September 2, 2005) from Deutsche Bank in connection with certain aircraft subleases and these payments have been applied over a two-year term to obligations of £73.1 million (approximately $134.5 million based on an exchange rate of £1.00 to $1.8403) owed to Deutsche Bank. As a result of the completion of these transactions, Bookham Technology plc has had available through Creekside cash of approximately £6.63 million (approximately $12.2 million based on an exchange rate of £1.00 to $1.8403). We expect Bookham Technology plc to utilize certain expected tax losses and other tax attributes to reduce the taxes that might otherwise be due by Creekside as the receivables are paid. In the event that Bookham Technology plc is not able to utilize these tax losses and other tax attributes when U.K. tax returns are filed for the relevant periods (or these tax losses and other tax attributes do not arise), Creekside may have to pay taxes, reducing the cash available from Creekside. In the event there is a future change in applicable U.K. tax law, Creekside and in turn Bookham Technology plc, would be responsible for any resulting tax liabilities, which amounts could be material to our financial condition or operating results.
Our products are complex and may take longer to develop than anticipated and we may not recognize revenues from new products until after long field testing and customer acceptance periods.
     Many of our new products must be tailored to customer specifications. As a result, we are developing new products and using new technologies in those products. For example, while we currently manufacture and sell discrete gold box technology, we expect that many of our sales of gold box technology will soon be replaced by pluggable modules. New products or modifications to existing products often take many quarters to develop because of their complexity and because customer specifications sometimes change during the development cycle. We often incur substantial costs associated with the research and development and sales and marketing activities in connection with products that may be purchased long after we have incurred the costs associated with designing, creating and selling such products. In addition, due to the rapid technological changes in our market, a customer may cancel or modify a design project before we begin large-scale manufacture of the product and receive revenue from the customer. It is unlikely that we would be able to recover the expenses for cancelled or unutilized design projects. It is difficult to predict with any certainty, particularly in the present economic climate, the frequency with which customers will cancel or modify their projects, or the effect that any cancellation or modification would have on our results of operations.

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
     We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers and, therefore, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. In addition, given the current macroeconomic downturn, some of our suppliers that may be small or undercapitalized may experience financial difficulties that could prevent them from supplying us materials and equipment. Any supply deficiencies relating to the quality or quantities of materials or equipment we use to manufacture our products could adversely affect our ability to fulfill customer orders and our results of operations.
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
     For example, on March 4, 2008, we filed a declaratory judgment complaint captioned Bookham, Inc. v. JDS Uniphase Corp. and Agility Communications, Inc., Civil Action No. 5:08-CV-01275-RMW, in the United States District Court for the Northern District of California, San Jose Division. Our complaint seeks declaratory judgments that our tunable laser products do not infringe any valid, enforceable claim of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, and that all claims of the aforementioned patents are invalid and unenforceable. Our complaint also contains affirmative claims for relief against JDS Uniphase Corp. and Agility Communications, Inc. for statutory unfair competition, and for intentional interference with economic advantage.
     On July 21, 2008, JDS Uniphase Corp. and Agility Communications, Inc. answered our complaint and asserted counterclaims against Bookham for infringement of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, which JDS Uniphase Corp. acquired from Agility Communications, Inc. On October 6, 2008, JDS Uniphase Corp. indicated that its infringement claims are directed at Bookham’s LamdaFlexTM TL500 VCJ; TL5000VLJ; TL3000; TL7000; TL8000 and TL9000 products.. JDS Uniphase Corp. seeks unspecified compensatory damages, treble damages and attorney fees from Bookham, and an order enjoining Bookham from future infringement of the patents-in-suit. No litigation schedule or trial date has yet been set. Any adverse ruling by the court, including an injunction that could prohibit us from using the technology covered by the patents in our products, or prolonged litigation may have an adverse effect on our business and any resolution may not be in our favor.
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
     For the quarter ended September 27, 2008 and for the years ended June 28, 2008 and June 30, 2007, 29%, 25% and 23% of our revenues, respectively, were derived in the United States and 71%, 75% and 77% of our revenues, respectively, were derived outside the United States. We are subject to additional risks related to operating in foreign countries, including:
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
     We have significantly reduced the number of employees and scope of our operations because of declining demand for certain of our products and continue to reduce our headcount in connection with our ongoing restructuring and cost reduction efforts. During periods of growth or decline, management may not be able to sufficiently coordinate the roles of individuals to ensure that all areas of our operations receive appropriate focus and attention. If we are unable to manage our headcount, manufacturing capacity and scope of operations effectively, the cost and quality of our products may suffer, we may be unable to attract and retain key personnel and we may be unable to market and develop new products. Further, the inability to successfully manage a more geographically diverse organization, or any significant delay in achieving successful management, could have a material adverse effect on us and, as a result, on the market price of our common stock.
We may be faced with product liability claims.
     Despite quality assurance measures, defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects, including consequential damages. Such defects could, moreover, impair the market’s acceptance of our products. Both could have a material adverse effect on our business and financial condition. In addition, we may assume product warranty liabilities related to companies we acquire, which could have a material adverse effect on our business and financial condition. In order to mitigate the risk of liability for damages, we carry product liability insurance with a $26 million aggregate annual limit and errors and omissions insurance with a $5 million annual limit. We cannot assure investors that this insurance would adequately cover our costs arising from any defects in our products or otherwise.
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
     Similar to other technology companies, we rely upon stock options and other forms of equity-based compensation as key components of our executive and employee compensation structure. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels (or develop alternative compensation structures) in order to retain our key employees. Accounting rules relating to the expensing of equity compensation may cause us to substantially reduce, modify, or even eliminate, all or portions of our equity compensation programs which may, in turn, prevent us from retaining or hiring qualified employees and declines in our stock price could reduce or eliminate the retentive effects of our equity compensation programs.
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
     The rapidly changing industry in which we operate, the length of time between developing and introducing a product to market and frequent changing customer specifications for products, among other things, makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have sufficient capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies.

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
     On April 6, 2007, the Second Circuit denied plaintiffs’ petition for rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. In light of the overturned class certification on June 25, 2007, the District Court signed an Order terminating the settlement. The actions against Bookham Technology plc and New Focus remain stayed while litigation proceeds in six test cases against other companies which involve claims virtually identical to those that have been asserted against Bookham Technology plc and New Focus. On November 13, 2007, the issuer defendants in certain designated “focus cases” filed a motion to dismiss the second consolidated amended class action complaints that were filed in those cases. On March 26, 2008, the District Court issued an Opinion and Order denying, in large part, the motions to dismiss the amended complaints in the “focus cases.”
     It is uncertain if the litigations will settle. If settlement of the litigations do not occur and litigation against Bookham Technology plc and New Focus continues, the Company believes that both Bookham Technology plc and New Focus have meritorious defenses to the claims made in the Amended Class Action Complaints and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
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

Some anti-takeover provisions contained in our charter, by-laws and under Delaware laws could hinder business combinations with third parties.
     We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Our certificate of incorporation and bylaws contain provisions relating to the limitations of liability and indemnification of our directors and officers, dividing our board of directors into three classes of directors serving staggered three year terms and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders. In addition, our certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. All of these provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock.
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
     The trading price of our common stock has been, and is likely to continue to be, highly volatile. Many factors could cause the market price of our common stock to rise and fall. In addition to the matters discussed in other risk factors included herein, some of the reasons for the fluctuations in our stock price are:
•	fluctuations in our results of operations;

•	changes in our business, operations or prospects;

•	hiring or departure of key personnel;

•	new contractual relationships with key suppliers or customers by us or our competitors;

•	proposed acquisitions by us or our competitors;

•	financial results that fail to meet public market analysts’ expectations and changes in stock market analysts’ recommendations regarding us, other optical technology companies or the telecommunication industry in general;

•	future sales of common stock, or securities convertible into or exercisable for common stock;

•	adverse judgments or settlements obligating us to pay damages;

•	acts of war, terrorism, or natural disasters;

•	industry, domestic and international market and economic conditions, including the global macroeconomic downturn we are currently experiencing;

•	low trading volume in our stock;

•	developments relating to patents or property rights; and

•	government regulatory changes.
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

If we do not meet the NASDAQ Global Market continued listing requirements, our common stock may be delisted.
     As of October 28, 2008, the closing bid price of the Company’s common stock on the NASDAQ Global Market was $0.47, which is below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5), or the Rule. In accordance with the Rule, if the Company’s stock price were to remain below $1.00 for a period of 30 consecutive business days, NASDAQ would provide written notification that the Company’s securities may be delisted unless the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days within 180 calendar days from such notification.
     Given the current extraordinary market conditions, NASDAQ has determined to suspend the bid price and market value of publicly held shares requirements through Friday, January 16, 2009. In that regard, on October 16, 2008, NASDAQ filed an immediately effective rule change with the Securities and Exchange Commission, such that companies will not be cited for any new concerns related to bid price or market value of publicly held shares deficiencies. These rules will be reinstated on Monday, January 19, 2009.
     When the Rule is reinstated on January 19, 2009, there can be no assurance that the bid price of the Company’s common stock will be above $1.00 per share, or that we will be able to achieve compliance with the Rule within the given compliance period.
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
     We have never declared or paid any dividends on our common stock. We anticipate that we will retain any future earnings to support operations and to finance the development of our business and do not expect to pay cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend entirely upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders have purchased their shares.
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

Item 4. Submission of Matters to a Vote of Security Holders
     On October 22, 2008, we held our 2008 annual meeting of stockholders. At the meeting, W. Arthur Porter, Joseph Cook and Edward Collins were re-elected as Class I Directors, to serve until our 2011 annual meeting of stockholders or until their respective successors are duly elected and qualified. The results of these elections were as follows: 72,915,438 shares of common stock were voted in favor of the election of Dr. Porter and 5,160,493 shares of common stock were withheld; 72,913,676 shares of common stock were voted in favor of the election of Mr. Cook and 5,162,255 shares of common stock were withheld; and 74,387,000 shares of common stock were voted in favor of the election of Mr. Collins and 3,688,931 shares of common stock were withheld. There were no broker non-votes.
     The terms of office of the following directors, who were not up for re-election at our 2008 annual meeting of stockholders, continued after our 2008 annual meeting of stockholders: Alain Couder, Lori Holland, Bernard Couillaud, Peter Bordui and David Simpson.
     At our 2008 annual meeting of stockholders, stockholders ratified the selection of Grant Thornton LLP by the audit committee of our board of directors as our independent registered public accounting firm for our current fiscal year by a vote of 75,758,434 shares of common stock in favor, 2,254,004 shares of common stock against and 63,493 shares of common stock abstained. There were no broker non-votes.
Item 6. Exhibits
     See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOOKHAM, INC.

Date: November 4, 2008	By:	/s/ Jerry Turin
Jerry Turin
Chief Financial Officer (Principal
Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1(1)	Amended and Restated By-laws of Bookham, Inc., as amended

3.1(2)	Restated Certificate of Incorporation of Bookham, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 3.1 to the Registrant’s 2007 Annual Report on Form 10-K (File No. 000-30684) for the year ended June 30, 2007 and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-30684) on September 10, 2004.