Form 10-Q
period 2008-12-27
BOOKHAM, INC.
filed 2009-02-05
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2008
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
(Address of principal executive offices, zip code)
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
Yes ☐ No ☑
Number of shares of common stock outstanding as of January 27, 2008: 100,870,290

BOOKHAM, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BOOKHAM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amount)

	December 27, 2008	June 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$35,296	$32,863
Short-term investments	8,894	17,845
Restricted cash	513	1,154
Accounts receivable, net	33,119	45,665
Inventories	58,448	59,612
Prepaid expenses and other current assets	4,842	6,007

Total current assets	141,112	163,146

Goodwill	—	7,881
Other intangible assets, net	6,191	7,829
Property and equipment, net	32,509	32,962
Other non-current assets	274	272

Total assets	$180,086	$212,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,402	$21,501
Accrued expenses and other liabilities	21,245	20,789

Total current liabilities	36,647	42,290

Other long-term liabilities	1,821	1,336
Deferred gain on sale-leaseback	14,019	19,402

Total liabilities	52,487	63,028

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
$0.01 par value per share; 175,000 shares authorized; 100,868 shares issued and outstanding at December 27, 2008 100,740 shares issued and outstanding at June 28, 2008	1,009	1,007
Additional paid-in capital	1,165,695	1,163,598
Accumulated other comprehensive income	24,742	44,036
Accumulated deficit	(1,063,847)	(1,059,579)

Total stockholders’ equity	127,599	149,062

Total liabilities and stockholders’ equity	$180,086	$212,090

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
Revenues	$50,204	$58,956	$116,735	$113,238
Cost of revenues	41,499	45,522	91,401	87,467

Gross margin	8,705	13,434	25,334	25,771

Operating expenses:
Research and development	6,897	8,168	14,832	16,860
Selling, general and administrative	9,282	12,162	19,966	23,488
Amortization of intangible assets	444	1,353	907	3,350
Restructuring and severance charges	482	562	1,968	1,779
Legal settlement	—	877	(184)	877
Impairment of goodwill	7,881	—	7,881	—
(Gain) loss on sale of property and equipment	(8)	(1,481)	8	(1,716)

Total operating expenses	24,978	21,641	45,378	44,638

Operating loss	(16,273)	(8,207)	(20,044)	(18,867)
Other income (expense):
Other expense	(95)	—	(695)	—
Interest income	209	494	457	746
Interest expense	(132)	(253)	(324)	(387)
Gain on foreign exchange	9,866	2,732	16,362	2,320

Total other income (expense)	9,848	2,973	15,800	2,679

Loss before income taxes	(6,425)	(5,234)	(4,244)	(16,188)
Income tax provision (benefit)	36	(47)	24	(47)

Net loss	$(6,461)	$(5,187)	$(4,268)	$(16,141)

Net loss per share:
Basic	$(0.06)	$(0.06)	$(0.04)	$(0.19)
Diluted	$(0.06)	$(0.06)	$(0.04)	$(0.19)
Shares used in computing net loss per share:
Basic	100,339	90,963	100,209	86,775
Diluted	100,339	90,963	100,209	86,775
The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	December 27, 2008	December 29, 2007
Cash flows from operating activities:
Net loss	$(4,268)	$(16,141)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,720	9,604
Stock-based compensation	2,241	4,409
Amortization of deferred gain on sale-leaseback	(486)	(714)
Impairment of short-term investments	706	—
Impairment of goodwill	7,881	—
Accretion on short-term investments	(102)	—
(Gain) loss on sale of property and equipment	8	(1,716)
Changes in assets and liabilities:
Accounts receivable, net	1,721	(6,614)
Inventories	(825)	(4,524)
Prepaid expenses and other current assets	684	4,925
Other assets	(88)	—
Accounts payable	(5,264)	3,714
Accrued expenses and other liabilities	762	(1,884)

Net cash provided by (used in) operating activities	9,690	(8,941)

Cash flows from investing activities:
Purchases of property and equipment	(6,934)	(5,688)
Proceeds from sale of property and equipment	14	1,775
Purchases of available-for-sale investments	(6,945)	—
Sales and maturities of available-for-sale investments	15,350	—
Transfer from restricted cash	575	4,480

Net cash provided by investing activities	2,060	567

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	40,902
Proceeds from bank loan payable	—	501
Repayment of bank loan payable	—	(4,313)
Repayment of other loans	(31)	(12)
Amount paid to repurchase shares from former officer	—	(2)

Net cash provided by (used in) financing activities	(31)	37,076

Effect of exchange rate on cash and cash equivalents	(9,286)	(2,331)
Net increase in cash and cash equivalents	2,433	26,371
Cash and cash equivalents at beginning of period	32,863	36,631

Cash and cash equivalents at end of period	$35,296	$63,002

The accompanying notes form an integral part of these condensed consolidated financial statements.

BOOKHAM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Business
Bookham, Inc., a Delaware corporation (“Bookham, Inc.”), designs, manufactures and markets optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. Due to its advantages of higher capacity and transmission speed, optical transmission has become the predominant technology for large-scale communications networks. The Company’s primary operating segment is its telecom segment, which addresses this optical communications market. The Company’s remaining product lines, which address certain other optics and photonics markets, such as material processing, inspection and instrumentation, and research and development, and which leverage the resources, infrastructure and expertise of its telecom segment, comprise its non-telecom segment. References herein to the “Company” mean Bookham, Inc. and its subsidiaries.
Note 2. Basis of Preparation
The accompanying unaudited condensed consolidated financial statements as of December 27, 2008 and for the three and six months ended December 27, 2008 and December 29, 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X, and include the accounts of Bookham, Inc. and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s consolidated financial position and operations have been included. The consolidated results of operations for the three and six months ended December 27, 2008 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 27, 2009.
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
The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions. Descriptions of these estimates and assumptions are included in the 2008 Form 10-K.
Revenue Recognition for Financially Distressed Customers
The Company’s revenue recognition policy, which is more fully described in its 2008 Form 10-K, follows Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition in Financial Statements. Specifically, the Company recognizes product revenue when (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped and title has transferred, (iii) collectability is reasonably assured, (iv) fees are fixed or determinable and (v) there are no uncertainties with respect to customer acceptance.
In the second quarter of fiscal 2009 the Company issued billings of (i) $4.1 million for products that were shipped to Nortel Networks, but for which payment was not received prior to its bankruptcy filing on January 14, 2009, and (ii) $1.3 million for products that were shipped to a contract manufacturer for which payment may not be received due to the Nortel Networks bankruptcy filing. As a result, an aggregate of $5.4 million in revenue was deferred, and therefore was not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings, as the Company determined that such amounts were not reasonably assured of collectability in accordance with its revenue recognition policy. The Company recognizes revenues from financially distressed customers when collectability becomes reasonably assured, assuming all other criteria for revenue recognition have been met.

Note 3. Fair Value
In the Company’s first quarter of fiscal 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets, primarily marketable securities, and liabilities at fair value.
The Company’s cash equivalents and short-term investment instruments are classified within Level 1, Level 2 or Level 3 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed securities and foreign currency forward exchange contracts. Such instruments are generally classified within Level 2 of the fair value hierarchy.
In September 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code. At December 27, 2008, the Company held a Lehman security with par value of $0.8 million. As of January 30, 2009, the Company does not have an estimate of the recovery value of this security, but has reduced the carrying value of this security to $0.1 million based on Level 3 inputs. For the three and six months ended December 27, 2008, the Company has recorded impairment charges for the Lehman security of $0.1 million and $0.7 million, respectively, which are included in other expense in the condensed consolidated statement of operations.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at December 27, 2008:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(thousands)
Assets:
Cash and cash equivalents (1):
Money market funds	$14,092	$—	$—	$14,092
Short-term investments:
United States agency securities	6,177	—	—	6,177
United States corporate bonds	—	2,637	80	2,717

Total assets measured at fair value	$20,269	$2,637	$80	$22,986

Liabilities:
Accrued expenses and other liabilities
Unrealized loss on hedges	$—	$3,332	$—	$3,332

Total liabilities measured at fair value	$—	$3,332	$—	$3,332

(1)	Excludes $21.2 million in cash held in Company bank accounts.

Derivative Financial Instruments
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires the Company to recognize all derivatives, such as foreign currency forward exchange contracts, on the condensed consolidated balance sheet at fair value regardless of the purpose for holding the instrument. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through operating results or recognized in accumulated other comprehensive income until the hedged item is recognized in operating results in the condensed consolidated statements of operations.
At the end of each accounting period, the Company marks-to-market all foreign currency forward exchange contracts that have been designated as cash flow hedges and changes in fair value are recorded in accumulated other comprehensive income until the underlying cash flow is settled and the contract is recognized in operating results. As of December 27, 2008, the Company held nineteen outstanding foreign currency forward exchange contracts to sell U.S. dollars and buy U.K. pounds sterling. These contracts had an aggregate notional value of approximately $22.0 million of put and call options expiring at various times between January 2009 and December 2009. To date, the Company has not entered into any such contracts for longer than 12 months and accordingly, all amounts included in accumulated other comprehensive income as of December 27, 2008 will generally be reclassified into earnings within the next 12 months. As of December 27, 2008, the Company has recorded an unrealized loss of $3.3 million to accumulated other comprehensive income related to recording the fair value of the nineteen foreign currency forward exchange contracts designated as hedges for accounting purposes.
Note 4. Balance Sheet Details
The following table provides details regarding the Company’s cash, cash equivalents and short-term investments at the dates indicated:

	December 27, 2008	June 28, 2008
	(thousands)
Cash and cash equivalents:
Cash-in-bank	$21,204	$16,361
Money market funds	14,092	10,022
Commercial paper	—	6,480

	$35,296	$32,863

Short-term investments:
United States agency securities	$6,177	$2,977
United States corporate bonds	2,717	14,868

	$8,894	$17,845

As of December 27, 2008 and June 28, 2008, all of the Company’s short-term investments had a maturity of less than one year.
The following table provides details regarding the Company’s inventories at the dates indicated:

	December 27, 2008	June 28, 2008
	(thousands)
Inventories:
Raw materials	$19,558	$21,140
Work-in-process	28,806	24,786
Finished goods	10,084	13,686

	$58,448	$59,612

The following table provides details regarding the Company’s property and equipment, net at the dates indicated:

	December 27, 2008	June 28, 2008
	(thousands)
Property and equipment, net:
Buildings	$15,842	$18,411
Plant and machinery	78,388	78,652
Fixtures, fittings and equipment	956	1,098
Computer equipment	11,475	13,846

	106,661	112,007
Less: accumulated depreciation	(74,152)	(79,045)

	$32,509	$32,962

The following table provides details regarding the Company’s accrued expenses and other liabilities at the dates indicated:

	December 27, 2008	June 28, 2008
	(thousands)
Accrued expenses and other liabilities:
Trade creditor accruals	$2,599	$4,090
Compensation and benefits related accruals	7,090	6,724
Warranty accrual	2,174	2,598
Unrealized loss on hedges	3,332	—
Other accruals	4,464	5,657
Current portion of restructuring accrual	1,586	1,720

	$21,245	$20,789

Note 5. Goodwill and Other Intangible Assets
The Company reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangibles. The values assigned to goodwill and other intangible assets are based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.
During the three month period ended December 27, 2008, the Company observed indicators of potential impairment of its goodwill, including the impact of the current general economic downturn on the Company’s future prospects and the continued decline of its current market capitalization, which caused the Company to conduct a preliminary interim goodwill impairment analysis. Specifically, indicators emerged within the New Focus reporting unit for SFAS No. 142 purposes, which includes the technology acquired in the March 2004 acquisition of New Focus, Inc. and is in the Company’s non-telecom segment, and one other reporting unit in the non-telecom segment that includes the technology acquired in the March 2006 acquisition of Avalon Photonics AG, (the “Avalon” reporting unit) that led the Company to conclude that a SFAS No. 142 impairment test was required to be performed during the second quarter for goodwill in these reporting units.
Goodwill is tested for impairment using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill.
The Company determined, in its preliminary first step goodwill impairment analysis, that its goodwill in the New Focus and Avalon reporting units was in fact impaired. In the second step, the measurement of the impairment, the Company hypothetically applies purchase accounting to the reporting units using the fair values from the first step. Due to the timing and complexity of step two, the Company has yet to complete this step. However, based upon preliminary calculations, the Company recorded a preliminary estimate of $7.9 million for the impairment loss in its statements of operations for the three and six months ended December 27, 2008 as management concluded that the loss was probable and that the amount of loss was reasonably determinable. The $7.9 million estimate is only preliminary. The Company is continuing to evaluate the impairment of its goodwill, and the amount of the actual impairment charge may vary from this initial estimate. The Company expects that it will complete the full evaluation of the impairment analysis during the quarter ending March 28, 2009. The impairment will not result in any current or future cash expenditures.

The Company also tested the intangible assets of these two reporting units during the second quarter in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on this testing, the Company has determined that no impairment charge was necessary. At December 27, 2008, intangible assets subject to the amortization provisions of SFAS No. 142, net of accumulated amortization and impairment charges, were $6.2 million.
Note 6. Restructuring Liabilities
The following table summarizes the activity related to the Company’s restructuring liability for the six months ended December 27, 2008:

					Accrued
	Accrued	Amounts			Restructuring
	Restructuring	Charged to			Costs at
	Costs at June	Restructuring	Amounts Paid	Adjustments	December 27,
	28, 2008	Costs	or Written-off	and Reversals	2008
	(thousands)
Lease cancellations and commitments	$2,074	$1,638	$(686)	$—	$3,026
Termination payments to employees and related costs	754	378	(887)	(53)	192

Total accrued restructuring	2,828	$2,016	$(1,573)	$(53)	3,218

Less non-current accrued restructuring charges	(1,108)				(1,632)

Accrued restructuring charges included within accrued expenses and other liabilities	$1,720				$1,586

In connection with earlier plans of restructuring and cost reduction efforts, the Company continued to make scheduled payments drawing down the related lease cancellations and commitments and made further payments to terminated employees and for related costs. In the first quarter of fiscal 2009, the Company accrued an additional $1.5 million in expense related to existing restructuring plans for revised estimates of the cash flows for lease cancellations and commitments. Remaining net payments of lease cancellations and other commitments in connection with the Company’s earlier restructuring and cost reduction efforts are included in the restructuring accrual as of December 27, 2008 and will be paid out through April 2011.
For the three and six months ended December 27, 2008, the Company made payments of $0.4 million and $0.7 million, respectively, related to lease commitments and made payments of $0.6 million and $0.9 million, respectively, in personnel related costs in connection with transferring certain non-telecom manufacturing activities from its San Jose, California facility to its Shenzhen, China facility. Separation payments under the restructuring and cost reduction efforts were accrued and charged to restructuring in the period that both the benefit amounts were determined and the amounts had been communicated to the affected employees.
Note 7. Accounting for Uncertainty in Income Taxes
FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken, or expected to be taken, in a company’s income tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. Step one, referred to as recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, measurement, is based on the largest amount of benefit which is more likely than not to be realized on ultimate settlement.
The Company’s total amount of unrecognized tax benefits as of June 28, 2008 was approximately $92.3 million. For the six months ended December 27, 2008, there have been no material changes to the amount of unrecognized tax benefits. Also, the Company had no unrecognized tax benefits that, if recognized, would affect its effective tax rate for the six months ended December 27, 2008. Included in the balance of unrecognized tax benefits at December 27, 2008 is $1.3 million related to tax positions and estimated interest and penalties for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.

The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. As of December 27, 2008, the Company did not have any accrual for payment of interest and penalties related to unrecognized tax benefits.
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
Note 8. Credit Agreement
On August 2, 2006, the Company and its wholly-owned subsidiaries Bookham Technology plc, New Focus, Inc. (“New Focus”) and Bookham (U.S.) Inc. (collectively the “Borrowers”) entered into a credit agreement with Wells Fargo Foothill, Inc. and other lenders for a three year $25.0 million senior secured revolving credit facility (the “Credit Agreement”). Advances are available under the Credit Agreement based on 80 percent of “qualified accounts receivable”, as defined in the Credit Agreement, at the time an advance is requested.
The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company, Ignis Optics, Inc., Bookham (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., each a wholly-owned subsidiary of the Company (together, the “Guarantors” and together with the Borrowers, the “Obligors”), and are secured pursuant to a security agreement (the “Security Agreement”) by the assets of the Obligors, including a pledge of the capital stock holdings of the Obligors in certain of their direct subsidiaries. Any new direct subsidiary of the Obligors is required to execute a guaranty agreement and join in the Security Agreement. Pursuant to the terms of the Credit Agreement, borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 2.75 percentage points or the bank’s prime rate plus 1.25 percentage points. In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and re-borrowed at any time until maturity, which is August 2, 2009.
The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the material inaccuracy of representations or warranties, a cross-default related to other indebtedness in an aggregate amount of $1.0 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA and judgments and a change of control default. The Credit Agreement contains negative covenants applicable to the Company, the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) if the Borrowers have not maintained “minimum liquidity” (defined as $30 million of qualified cash and excess availability, each as also defined in the Credit Agreement), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates. As of December 27, 2008 and June 28, 2008, there were no borrowings under the Credit Agreement. As of December 27, 2008, the Company was in compliance with all covenants under the Credit Agreement and there was $0.3 million in an outstanding letter of credit with a vendor secured by this credit facility which expires in February 2009. As of June 28, 2008, there were $4.8 million in outstanding letters of credit with vendors secured by this credit facility.
In connection with the Credit Agreement, the Company agreed to pay a monthly servicing fee of $3,000 and an unused line fee equal to 0.375 percentage points per annum, payable monthly on the unused amount of revolving credit commitments. To the extent there are letters of credit outstanding under the Credit Agreement, the Borrowers are obligated to pay the administrative agent a letter of credit fee at a rate equal to 2.75 percentage points per annum.
Note 9. Commitments and Contingencies
Guarantees
The Company follows the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. The Company has the following financial guarantees:

•	In connection with the sale by New Focus of its passive component line to Finisar, Inc., New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This obligation expires in May 2009 and has no limitation on maximum liability. The Company has not historically paid out any amounts related to this indemnification obligation and does not expect to in the future, therefore no accrual has been made for this indemnification obligation.

•	The Company indemnifies its directors and certain employees as permitted by law, and has entered into indemnification agreements with its directors and senior officers. The Company has not recorded a liability associated with these indemnification arrangements as the Company historically has not incurred any costs associated with such indemnification arrangements and does not expect to in the future. Costs associated with such indemnification arrangements may be mitigated by insurance coverage that the Company maintains.

•	The Company also has indemnification clauses in various contracts that it enters into in the normal course of business, such as those issued by its banks in favor of several of its suppliers or indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing the Company’s products should such products infringe the intellectual property rights of a third party. The Company has not historically paid out any amounts related to these indemnification obligations and does not expect to in the future, therefore no accrual has been made for these indemnification obligations.
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

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(thousands)
Warranty provision — beginning of period	$2,594	$2,370	$2,598	$2,569
Warranties issued	694	681	1,622	1,303
Warranties utilized or expired	(727)	(693)	(1,488)	(1,550)
Currency translation adjustment	(387)	(27)	(558)	9

Warranty provision — end of period	$2,174	$2,331	$2,174	$2,331

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
Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other public companies, their underwriters, and their officers and directors arising out of each company’s initial public offering. These actions, including the action against New Focus and the action against Bookham Technology plc, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92.

On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in the New Focus action and an Amended Class Action Complaint in the Bookham Technology plc action (together, the “Amended Class Action Complaints”). The Amended Class Action Complaints assert claims under certain provisions of the securities laws of the United States. They allege, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Class Action Complaints seek unspecified damages (or, in the alternative, rescission for those class members who no longer hold our or New Focus’ common stock), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the Individual Defendants were dismissed, without prejudice, from the action subject to their execution of tolling agreements. In July 2002, all defendants filed Motions to Dismiss the Amended Class Action Complaints. The motions were denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.
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
It is uncertain if the litigations will settle. If settlement of the litigations does not occur and litigation against Bookham Technology plc and New Focus continues, the Company believes that both Bookham Technology plc and New Focus have meritorious defenses to the claims made in the Amended Class Action Complaints and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
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
On July 21, 2008, JDS Uniphase Corp. and Agility Communications, Inc. answered Bookham’s complaint and asserted counterclaims against Bookham for infringement of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, which JDS Uniphase Corp. acquired from Agility Communications, Inc. On October 6, 2008, JDS Uniphase Corp. indicated that its infringement claims are directed at Bookham’s LamdaFlexTM TL500 VCJ; TL5000VLJ; TL3000; TL7000; TL8000 and TL9000 products. JDS Uniphase Corp. seeks unspecified compensatory damages, treble damages and attorneys’ fees from Bookham, and an order enjoining Bookham from future infringement of the patents-in-suit. This litigation has been stayed due to JDS Uniphase Corp.’s commencement of a U.S. International Trade Commission Investigation, which is described below.
On November 7, 2008, JDS Uniphase Corp. petitioned the U.S. International Trade Commission to commence an investigation into alleged violations by Bookham of Section 337 of the Tariff Act of 1930. On December 8, 2008, the U.S. International Trade Commission commenced investigation No. 337-TA-662 into Bookham’s alleged importation into the United States, sale for importation, and sale within the United States after importation of tunable laser chips, assemblies, and products containing the same that infringe U.S. Patent Nos. 6,658,035 and 6,687,278. JDS Uniphase Corp. seeks a general exclusion order prohibiting the importation of any Bookham tunable laser chip, assembly, or product containing the same that infringes any claim of the aforementioned patents, as well as an order prohibiting sales after importation into the United States of any allegedly infringing products. The U.S. International Trade Commission has adopted a target completion date of March 19, 2010 for the investigation, and indicated that a final initial determination should be filed by November 19, 2009. Any adverse ruling by the U.S. International Trade Commission, including an exclusion order that could prohibit us from importing into the United States tunable laser chips, assemblies, or products containing the same, or prolonged litigation will have an adverse effect on the Company’s business and any resolution may not be in the Company’s favor.
On April 18, 2008, the Company settled a lawsuit in the United Kingdom under which it had been seeking claims against a land developer in connection with the Company’s sale of a certain parcel of land in 2005. In the fiscal year ended June 28, 2008, the Company has recorded a gain of $2.9 million, net of costs, associated with this settlement.
Note 10. Stock-based Compensation Expense
The Company accounts for stock-based compensation under SFAS No. 123R, Share-Based Payment, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on the grant date fair value of such share-based awards. The application of SFAS No. 123R requires the Company’s management to make judgments in the determination of inputs into the Black-Scholes stock option pricing model which the Company uses to determine the grant date fair value of stock options it grants. This model requires assumptions to be made related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. While the risk-free interest rate is a less subjective assumption, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment, which makes them critical accounting estimates.
The Company has not issued and does not anticipate issuing dividends to stockholders and accordingly uses a zero percent dividend yield assumption for all Black-Scholes stock option pricing calculations. The Company uses an expected stock-price volatility assumption that is based on historical realized volatility of the underlying common stock during a period of time. With regard to the weighted-average option life assumption, the Company evaluates the exercise behavior of past grants as a basis to predict future activity.
The assumptions used to value stock option grants for the three and six months ended December 27, 2008 and December 29, 2007 are as follows:

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
Expected life	4.5 years	4.5 years	4.5 years	4.5 years
Risk-free interest rate	2.3%	4.1%	3.1%	4.6%
Volatility	82.9%	77.0%	70.4%	81.7%
Dividend yield	—	—	—	—

The amounts included in cost of revenues and operating expenses for stock-based compensation expenses for the three and six months ended December 27, 2008 and December 29, 2007 were as follows:

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(thousands)
Stock-based compensation by category of expense:
Costs of revenues	$284	$708	$679	$1,323
Research and development	222	643	472	1,094
Selling, general and administrative	518	1,332	1,090	1,992

	$1,024	$2,683	$2,241	$4,409

Stock-based compensation by type of award
Stock options	$842	$1,061	$1,669	$2,177
Restricted stock awards	150	1,835	430	2,179
Inventory adjustment to cost of revenues	32	(213)	142	53

	$1,024	$2,683	$2,241	$4,409

As of December 27, 2008 and June 28, 2008, the Company had capitalized $0.2 million and $0.3 million, respectively, of stock-based compensation as inventory.
The following table summarizes the combined activity under all of the Company’s equity incentive plans for the six months ended December 27, 2008:

	Awards	Stock	Weighted-	Restricted Stock	Weighted-
	Available	Options	Average	Awards / Units	Average Grant
	For Grant	Outstanding	Exercise Price	Outstanding	Date Fair Value
	(thousands)	(thousands)		(thousands)
Balances at June 28, 2008	9,603	6,822	$5.87	1,503	$2.91
Granted	(2,707)	2,707	$1.74	—	$—
Exercised or released	—	—	$—	(741)	$3.06
Cancelled or forfeited	1,029	(870)	$5.20	(211)	$4.38

Balances at December 27, 2008	7,925	8,659	$4.36	551	$2.39

The Company generally grants stock options that vest over a four to five year service period and restricted stock awards that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives or pursuant to action by the Company’s Board of Directors or a committee of the Board.
Supplemental disclosure information about the Company’s stock options outstanding as of December 27, 2008 was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(thousands)		(years)	(thousands)
Options exercisable at December 27, 2008	3,515	$7.36	6.6	$—
Options expected to vest at December 27, 2008	8,298	$4.47	6.7	$—
Options outstanding at December 27, 2008	8,659	$4.36	8.0	$—
The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.45 as of December 27, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. There were no shares of common stock subject to in-the-money options which were exercisable as of December 27, 2008. The Company settles employee stock option exercises with newly issued shares of common stock.

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
For the three and six months ended December 27, 2008 and for the three and six months ended December 29, 2007, there were no stock options, warrants or restricted stock awards factored into the computation of diluted shares outstanding since the Company incurred a net loss in these periods and their inclusion would be anti-dilutive.
For the three and six months ended December 27, 2008, the effects of potentially dilutive securities (which include warrants, stock options and restricted stock awards) totaling 19.0 million and 18.5 million common shares, respectively, have been excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. For the three and six months ended December 29, 2007, the effects of potentially dilutive securities totaling 16.9 million in each period have been excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.
Note 12. Comprehensive Loss
For the three and six months ended December 27, 2008 and December 29, 2007, the Company’s comprehensive loss was primarily comprised of its net loss, the change in the unrealized loss on currency instruments designated as hedges, and unrealized gain on short-term investments and foreign currency translation adjustments.
The components of comprehensive loss were as follows:

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(thousands)
Net loss	$(6,461)	$(5,187)	$(4,268)	$(16,141)
Other comprehensive loss:
Unrealized loss on currency instruments designated as hedges	(2,982)	(384)	(4,023)	(222)
Unrealized gain on short-term investments	61	—	44	—
Currency translation adjustments	(8,903)	(1,175)	(15,315)	562

Comprehensive loss	$(18,285)	$(6,746)	$(23,562)	$(15,801)

Note 13. Segments of an Enterprise and Related Information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Chief Executive Officer of the Company is the Company’s chief operating decision maker. As of December 27, 2008, the Company is organized and operates as two operating segments: (i) telecom and (ii) non-telecom. The telecom segment is responsible for the design, development, chip and filter level manufacturing, marketing and selling of optical solutions for telecommunications applications. The non-telecom segment is responsible for the design, development, marketing and selling of non-telecom products, which include photonics and microwave solutions, high power lasers, thin film filters and VCSELs (vertical cavity surface emitting lasers). The Company evaluates the performance of its segments and allocates resources based on consolidated revenues and overall performance.

Segment information for the three and six months ended December 27, 2008 and December 29, 2007 is as follows:

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(thousands)
Revenues
Telecom	$37,418	$44,799	$89,673	$85,532
Non-telecom	12,786	14,157	27,062	27,706

Consolidated revenues	$50,204	$58,956	$116,735	$113,238

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(thousands)
Operating loss
Telecom	$(6,922)	$(6,916)	$(8,262)	$(15,802)
Non-telecom	(454)	788	(1,836)	505

Total segment operating loss	(7,376)	(6,128)	(10,098)	(15,297)
Stock compensation	1,024	2,683	2,241	4,409
Legal settlement	—	877	(184)	877
(Gain) loss on sale of property and equipment	(8)	(1,481)	8	(1,716)
Impairment of goodwill	7,881	—	7,881	—

Consolidated operating loss	$(16,273)	$(8,207)	$(20,044)	$(18,867)

The following table shows revenues by geographic area based on the delivery locations of the Company’s products:

	Three Months Ended		Six Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
	(thousands)
United States	$11,780	$13,604	$30,981	$28,357
Canada	3,243	10,832	7,898	21,456
Europe:
United Kingdom	2,324	2,581	5,860	4,264
Other	10,313	9,656	21,091	18,350
Asia:
China	12,567	14,659	27,432	25,263
Other	6,851	5,702	13,263	11,483
Rest of world	3,126	1,922	10,210	4,065

	$50,204	$58,956	$116,735	$113,238

The following table sets forth the Company’s long-lived tangible assets by geographic region as of the dates indicated:

	December 27, 2008	June 28, 2008
	(thousands)
United States	$1,842	$1,824
China	22,802	20,443
United Kingdom	3,312	6,296
Other	4,553	4,399

	$32,509	$32,962

Significant Customers and Concentration of Credit Risk
For the three months ended December 27, 2008, Nortel Networks accounted for 11 percent and Huawei Technologies accounted for 15 percent of the Company’s revenues. For the three months ended December 29, 2007, Nortel Networks accounted for 15 percent and Cisco Systems accounted for 11 percent of the Company’s revenues. For the six months ended December 27, 2008, Nortel Networks accounted for 15 percent and Huawei Technologies accounted for 14 percent of the Company’s revenues. For the six months ended December 29, 2007, Nortel Networks accounted for 15 percent and Cisco Systems accounted for 11 percent of the Company’s revenues.
As of December 27, 2008, Huawei Technologies accounted for 17 percent and Cisco Systems accounted for 14 percent of accounts receivable. As of June 28, 2008, Nortel Networks accounted for 15 percent and Huawei Technologies accounted for 12 percent of accounts receivable.
In the second quarter of fiscal 2009 the Company issued billings of (i) $4.1 million for products that were shipped to Nortel Networks, but for which payment was not received prior to its bankruptcy filing on January 14, 2009, and (ii) $1.3 million for products that were shipped to a contract manufacturer for which payment may not be received due to the Nortel Networks bankruptcy filing. As a result, an aggregate of $5.4 million in revenue was deferred, and therefore was not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings, as the Company determined that such amounts were not reasonably assured of collectability in accordance with its revenue recognition policy. As of December 27, 2008, the Company had contractual receivables from these two customers totaling $5.4 million, which are not reflected in the accompanying condensed consolidated balance sheet as of such date.
Note 14. Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended December 27, 2008, as compared to the recent accounting pronouncements described in the 2008 Form 10-K, that are of significance, or potential significance, to the Company.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in a business combination. This standard also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of a business combination. SFAS No. 141R is effective for the Company for acquisitions made after June 27, 2009. The Company does not anticipate that the adoption of this pronouncement will have a significant impact on its financial statements; however, the implementation of SFAS No. 141R may have a material impact on the Company’s accounting for businesses acquired by the Company post-adoption.
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to SFAS No. 162 essentially unchanged. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change the Company’s current accounting practice in any area.
In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 for financial assets in a market that is not active. FSP No. 157-3 was effective upon issuance. SFAS No. 157 was adopted by the Company, as it applies to its financial instruments, in the first quarter of fiscal 2009. The impact of adoption of SFAS No. 157 is discussed in Note 3.
Note 15. Subsequent Events
Merger of Bookham Inc. and Avanex Corporation
On January 27, 2009, Bookham announced that it had entered into a definitive agreement providing for the merger of Bookham and Avanex Corporation (“Avanex”). In connection with the merger, which is subject to customary closing conditions, including shareholder approval by both companies, Avanex shareholders will receive, at a fixed exchange ratio, 5.426 shares of Bookham common stock for every share of Avanex common stock. Bookham expects to issue approximately 88.6 million shares of Bookham common stock in the proposed transaction. Upon the close of the transaction, Bookham shareholders will own approximately 53.25 percent and Avanex shareholders will own approximately 46.75 percent of the combined company. Based on the closing price of Bookham common stock of $0.397 per share on January 27, 2009, the total consideration to be paid to Avanex shareholders would be equivalent to $35.2 million or $2.15 per share of Avanex common stock. The merger is expected to be completed within the next three to six months.
The Company has become aware that on February 3, 2009, a complaint was filed in the Alameda County Superior Court of the State of California naming, among others, the Company and Ultraviolet Acquisition Sub, Inc., a wholly-owned subsidiary of the Company, or Merger Sub, in a purported class action lawsuit on behalf of the stockholders of Avanex Corporation. The case is captioned Charlene McCune and Mary Cooksey, individually, and on behalf of all others similarly situated, v. Giovanni Barbarossa, Paul Smith, Vinton Cerf, Joel Smith, Susan Wang, Gregory Dougherty, Dennis Wolf, Avanex Corporation, Bookham, Inc. and Ultraviolet Acquisition Sub, Inc., Case No. RG09434156. The complaint relates to the proposed business combination of the Company and Avanex through a merger of Merger Sub with and into Avanex announced on January 27, 2009. The complaint alleges, among other things, that the individual Avanex director defendants are acting in their own interests at the expense of the Avanex stockholders and that they failed to adequately disclose all material information concerning the proposed transaction. The complaint further alleges that the individual Avanex director defendants failed to secure adequate consideration in the proposed transaction, are acting contrary to their duty to maximize stockholder value and are violating their fiduciary duties, including their duties of loyalty, good faith, independence and candor. The complaint further alleges that defendants Avanex, the Company and Merger Sub aided and abetted the individual Avanex director defendants’ breaches of fiduciary duties. The plaintiffs seek, among other things, to enjoin the proposed transaction as well as unspecified damages and costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements about our plans, objectives, expectations and intentions. You can identify these statements by words such as “expect,” “anticipate,” “intend,” “scheduled,” “designed,” “plan,” “believe,” “seek,” “estimate,” “may,” “will,” “continue,” “proposed” and similar words. You should read these forward-looking statements carefully. These forward-looking statements discuss our future expectations, contain projections of our future results of operations or our financial condition or state other forward-looking information, and may involve known and unknown risks over which we have limited or no control. You should not place undue reliance on forward-looking statements and actual results may differ materially from those contained in forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. The factors discussed in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
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
Because of recent changes in the spending plans of certain telecom customers, leading them to draw down their existing inventories, we anticipate that our revenues in the near term will decline. Further, because of the worldwide financial uncertainty, it is possible that network providers will significantly reduce capital expenditures in the near term and that more of the equipment providers whom we supply will therefore draw down inventories, reduce production levels of existing products and defer introduction of new products. We cannot currently predict the duration or the overall impact of any such reduced demand in our markets over the next several quarters. We intend to respond to these trends through management efforts and actions that include carefully controlling our expenses, focusing on continuing to improve our direct product costs and monitoring our inventory levels and our capital spending. However, we do expect that the anticipated reductions in revenues in our third fiscal quarter, and any further reductions beyond such quarter, will have an impact on our gross margins, income (loss) from operations and net income (loss).
Recent Developments
On January 27, 2009, we announced that we had entered into a definitive agreement to merge with Avanex Corporation (“Avanex”). In connection with the merger, which is subject to customary closing conditions, including shareholder approval by both companies, Avanex shareholders will receive, at a fixed exchange ratio, 5.426 shares of our common stock for every share of Avanex common stock. We expect to issue approximately 88.6 million shares of our common stock in the proposed transaction. Upon the close of the transaction, our shareholders will own approximately 53.25 percent and Avanex shareholders will own approximately 46.75 percent of the combined company. Based on the closing price of our common stock of $0.397 per share on January 27, 2009, the total consideration to be paid to Avanex shareholders would be equivalent to $35.2 million or $2.15 per share of Avanex common stock. If the merger is completed, we expect that we will incur an aggregate of approximately $7.0 million in restructuring expenses, which we anticipate will be offset by $7.0 million in quarterly cost savings, which are expected to be realized in full at the end of the first twelve months after the deal closes, as a result of the merger. The merger is expected to be completed within the next three to six months.

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
The critical accounting policies we identified in our Annual Report on Form 10-K for the year ended June 28, 2008 (or the 2008 Form 10-K), related to revenue recognition and sales returns, inventory valuation, accounting for acquisitions and goodwill, impairment of goodwill and other intangible assets and accounting for share-based payments. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed in our 2008 Form 10-K.
Revenue Recognition for Financially Distressed Customers
Our revenue recognition policy, which is more fully described in our 2008 Form 10-K, follows Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition in Financial Statements. Specifically, we recognize product revenue when (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped and title has transferred, (iii) collectability is reasonably assured, (iv) fees are fixed or determinable and (v) there are no uncertainties with respect to customer acceptance. We recognize revenues from financially distressed customers when collectability becomes reasonably assured, assuming all other criteria for revenue recognition have been met.
In the three months ended December 27, 2008, we issued billings of (i) $4.1 million for products that were shipped to Nortel Networks, but for which payment was not received prior to its bankruptcy filing on January 14, 2009 and (ii) $1.3 million for products that were shipped to a contract manufacturer to Nortel Networks for which payment may not be received as a result of the Nortel Networks bankruptcy filing. As a result, an aggregate of $5.4 million in revenue was not recognized as revenues or accounts receivable in the accompanying condensed consolidated financial statements at the time of such billings, and such amounts were therefore deferred as we determined that such amounts were not reasonably assured of collectability in accordance with our revenue recognition policy. The corresponding costs associated with these billings for the second quarter of fiscal 2009 are fully included in costs of revenues in the condensed consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q, as title to the products passed to the customer upon shipment or delivery, depending on the terms of the individual sale. Accordingly, revenue deferrals for the second quarter of fiscal 2009 to financially distressed customers reduced revenues and gross margin and increased net loss by $5.4 million, and decreased our gross margin rate by approximately 8 percentage points. To the extent that collectability becomes reasonably assured for these deferred billings in future periods, our future results will benefit from the recognition of these amounts.
Impairment of Goodwill
We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangibles. The values assigned to goodwill and other intangible assets are usually based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.
During the three month period ended December 27, 2008, we observed indicators of potential impairment of our goodwill, including the impact of the current general economic downturn on our future prospects and the continued decline of our current market capitalization, which caused us to conduct a preliminary interim goodwill impairment analysis. Specifically, indicators emerged within the New Focus reporting unit for SFAS No. 142 purposes, which includes the technology acquired in the March 2004 acquisition of New Focus, Inc. and is in our non-telecom segment, and one other reporting unit in our non-telecom segment that includes the technology acquired in the March 2006 acquisition of Avalon Photonics AG, (the “Avalon” reporting unit) that led us to conclude that a SFAS No. 142 impairment test was required to be performed during the second quarter for goodwill in these reporting units.

Goodwill is tested for impairment using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill.
Our management has determined, in our preliminary first step goodwill impairment analysis, that our goodwill in our New Focus and Avalon reporting units was in fact impaired. In the second step, the measurement of the impairment, we hypothetically apply purchase accounting to these reporting units using the fair values from the first step. Due to the timing and complexity of step two, we have yet to complete this step. However, based upon preliminary calculations, we have recorded a preliminary estimate of $7.9 million for the impairment loss in our statements of operations for the three and six months ended December 27, 2008 as we concluded that the loss was probable and that the amount of loss was reasonably determinable. This is a preliminary estimate only. We are continuing to evaluate the impairment of our goodwill, and the amount of the actual impairment charge may vary from this initial estimate. We expect that we will complete the full evaluation of the impairment analysis during the quarter ending March 28, 2009. The impairment will not result in any current or future cash expenditures.
We also tested the intangible assets of these two reporting units during the second quarter in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on this testing, we have determined that no impairment charge was necessary. At December 27, 2008, intangible assets subject to the amortization provisions of SFAS No. 142, net of accumulated amortization and impairment charges, were $6.2 million.
Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended December 27, 2008, as compared to the recent accounting pronouncements described in our 2008 Form 10-K, that are of significance, or potential significance, to us.
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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 supersedes the existing hierarchy contained in the U.S. auditing standards. The existing hierarchy was carried over to SFAS No. 162 essentially unchanged. SFAS No. 162 becomes effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to the auditing literature. The new hierarchy is not expected to change our current accounting practice in any area.
In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 for financial assets in a market that is not active. FSP No. 157-3 was effective upon issuance. SFAS No. 157 was adopted by us, as it applies to our financial instruments, in the first quarter of fiscal 2009. The impact of our adoption of SFAS No. 157 is discussed in Note 3 to the accompanying condensed consolidated financial statements.
Results of Operations
The following table sets forth our condensed consolidated results of operations for the three month periods indicated, along with amounts expressed as a percentage of net revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	December 27, 2008		December 29, 2007		Change	(Decrease)
	(thousands)%		(thousands)%		(thousands)%
Revenues	$50,204	100.0	$58,956	100.0	$(8,752)	(14.8)
Cost of revenues	41,499	82.7	45,522	77.2	(4,023)	(8.8)

Gross margin	8,705	17.3	13,434	22.8	(4,729)	(35.2)

Operating expenses:
Research and development	6,897	13.7	8,168	13.9	(1,271)	(15.6)
Selling, general and administrative	9,282	18.5	12,162	20.6	(2,880)	(23.7)
Amortization of intangible assets	444	0.9	1,353	2.3	(909)	(67.2)
Restructuring and severance charges	482	0.9	562	0.9	(80)	(14.2)
Legal settlement	—	—	877	1.5	(877)	(100.0)
Impairment of goodwill	7,881	15.7	—	—	7,881	n/m (1)
(Gain) loss on sale of property and equipment	(8)	—	(1,481)	(2.5)	1,473	(99.5)

Total operating expenses	24,978	49.7	21,641	36.7	3,337	15.4

Operating loss	(16,273)	(32.4)	(8,207)	(13.9)	(8,066)	98.3
Other income (expense):

Other expense	(95)	(0.2)	—	—	(95)	n/m (1)
Interest income	209	0.4	494	0.8	(285)	(57.7)
Interest expense	(132)	(0.3)	(253)	(0.4)	121	(47.8)
Gain on foreign exchange	9,866	19.7	2,732	4.6	7,134	261.1

Total other income (expense)	9,848	19.6	2,973	5.0	6,875	231.2

Loss before income taxes	(6,425)	(12.8)	(5,234)	(8.9)	(1,191)	22.8
Income tax provision (benefit)	36	0.1	(47)	(0.1)	83	n/m (1)

Net loss	$(6,461)	(12.9)	$(5,187)	(8.8)	$(1,274)	24.6

(1)	Not meaningful.

The following table sets forth our condensed consolidated results of operations for the six month periods indicated, along with amounts expressed as a percentage of net revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Six Months Ended					Increase
	December 27, 2008		December 29, 2007		Change	(Decrease)
	(thousands)%		(thousands)%		(thousands)%
Revenues	$116,735	100.0	$113,238	100.0	$3,497	3.1
Cost of revenues	91,401	78.3	87,467	77.2	3,934	4.5

Gross margin	25,334	21.7	25,771	22.8	(437)	(1.7)

Operating expenses:
Research and development	14,832	12.7	16,860	14.9	(2,028)	(12.0)
Selling, general and administrative	19,966	17.1	23,488	20.7	(3,522)	(15.0)
Amortization of intangible assets	907	0.8	3,350	3.0	(2,443)	(72.9)
Restructuring and severance charges	1,968	1.7	1,779	1.6	189	10.6
Legal settlement	(184)	(0.2)	877	0.8	(1,061)	n/m (1)
Impairment of goodwill	7,881	6.8	—	—	7,881	n/m (1)
(Gain) loss on sale of property and equipment	8	—	(1,716)	(1.5)	1,724	n/m (1)

Total operating expenses	45,378	38.9	44,638	39.5	740	1.7

Operating loss	(20,044)	(17.2)	(18,867)	(16.7)	(1,177)	6.2
Other income (expense):

Other expense	(695)	(0.6)	—	—	(695)	n/m (1)
Interest income	457	0.4	746	0.7	(289)	(38.7)
Interest expense	(324)	(0.3)	(387)	(0.3)	63	(16.3)
Gain on foreign exchange	16,362	14.0	2,320	2.0	14,042	605.3

Total other income (expense)	15,800	13.5	2,679	2.4	13,121	489.8

Loss before income taxes	(4,244)	(3.7)	(16,188)	(14.3)	11,944	(73.8)

Income tax provision (benefit)	24	—	(47)	—	71	n/m (1)

Net loss	$(4,268)	(3.7)	$(16,141)	(14.3)	$11,873	(73.6)

(1)	Not meaningful.
Revenues
Revenues for the three months ended December 27, 2008 decreased by $8.8 million, or 14.8 percent, compared to the three months ended December 29, 2007. The decrease was largely due to a decrease in sales from our telecom segment of $7.4 million and a decrease in non-telecom segment sales of $1.4 million.
Our decrease in telecom sales for the three months ended December 27, 2008 was primarily attributable to a decrease in sales to Nortel Networks (including its contract manufacturers) of $3.4 million, due to the deferral of recognition of $5.4 million in billings during the period in accordance with our revenue recognition policy, and decreased sales to other telecom customers of $4.0 million which we believe was due to the uncertainty in the worldwide financial markets and resulting impact on the markets for our products, which was partially offset by increases in sales to Huawei Technologies of $2.3 million and smaller increases in sales from other customers. For the three months ended December 27, 2008, Nortel Networks accounted for $5.4 million, or 11 percent, of our total revenues, and Huawei Technologies accounted for $7.4 million, or 15 percent, of our total revenues. For the three months ended December 29, 2007, Nortel Networks accounted for $8.8 million, or 15 percent, of our revenues, and Cisco Systems accounted for $6.6 million, or 11 percent, of our total revenues.
Revenues for the six months ended December 27, 2008 increased by $3.5 million, or 3.1 percent, compared to the six months ended December 29, 2007. The increase was largely due to an increase in sales from our telecom segment of $4.1 million and a decrease in non-telecom segment sales of $0.6 million.

Our increase in telecom sales for the six months ended December 27, 2008 compared to the same period in the prior year was primarily attributable to increases in sales to Huawei Technologies of $7.5 million and Nortel Networks of $0.5 million. For the six months ended December 27, 2008, Nortel Networks accounted for $17.5 million, or 15 percent, of our total revenues, and Huawei Technologies accounted for $16.4 million, or 14 percent, of our total revenues. For the six months ended December 29, 2007, Nortel Networks accounted for $17.1 million, or 15 percent, of our revenues, and Cisco Systems accounted for $12.7 million, or 11 percent, of our total revenues.
As noted previously, we anticipate that our revenues, primarily our telecom revenues, will be negatively affected in our third quarter of fiscal 2009, and that our revenues in the next several quarters may be negatively impacted by the uncertainty in the worldwide financial markets and resulting impact on the markets for our products.
Cost of Revenues
Our cost of revenues consists of the costs associated with manufacturing our products and includes the costs to purchase raw materials and manufacturing-related labor costs and related overhead, including stock-based compensation expense. It also includes costs associated with under-utilized production facilities and resources. Charges for inventory obsolescence, the cost of product returns and warranty costs are also included in cost of revenues. Costs and expenses of the manufacturing resources which relate to the development of new products are included in research and development expense.
Our cost of revenues for the three months ended December 27, 2008 decreased $4.0 million, or 8.8 percent, from the three months ended December 29, 2007. This decrease was primarily due to lower costs associated with lower sales volumes, which was partially offset by $0.4 million in additional manufacturing overhead costs in connection with the transfer of manufacturing operations of our non-telecom segment from our San Jose, California facility to our facility in Shenzhen, China. Our cost of revenues for the three months ended December 27, 2008 included $0.3 million of stock-based compensation charges compared to $0.7 million for the three months ended December 29, 2007.
Our cost of revenues for the six months ended December 27, 2008 increased $3.9 million, or 4.5 percent, from the six months ended December 29, 2007. This increase was primarily due to higher costs associated with higher sales volumes and $0.9 million in additional manufacturing overhead costs in connection with the transfer of manufacturing operations of our non-telecom segment from our San Jose, California facility to our facility in Shenzhen, China. Our cost of revenues for the six months ended December 27, 2008 included $0.7 million of stock-based compensation charges compared to $1.3 million for the six months ended December 29, 2007.
The costs associated with the $5.4 million of products shipped to two customers in the second quarter of fiscal 2009, but for which revenue was deferred in accordance with our revenue recognition policy, as described above, are fully included in costs of revenues as title to the products passed to the customer upon shipment or delivery, depending on the terms of the individual sale.
Gross Margin
Gross margin is calculated as revenues less cost of revenues. The gross margin rate is gross margin reflected as a percentage of revenues.
Our gross margin decreased by $4.7 million, or 35.2 percent, for the three months ended December 27, 2008, compared to the three months ended December 29, 2007. Our gross margin rate decreased to 17.3 percent for the three months ended December 27, 2008, compared to 22.8 percent for the three months ended December 29, 2007. The decreases in gross margin and gross margin rate were primarily associated with (i) decreased sales volumes in both of our operating segments for the three months ended December 27, 2008 as compared to December 29, 2007 due to the fixed nature of certain overheads spread over lower volume, (ii) recognizing the costs associated with the $5.4 million of products shipped to two customers in the second quarter of fiscal 2009, but for which revenue was deferred in accordance with our revenue recognition policy; and (iii) increased expenses for the three months ended December 27, 2008 of $0.4 million of additional manufacturing overhead costs in connection with the transfer of manufacturing operations of our non-telecom segment from our San Jose, California facility to our facility in Shenzhen, China.
Our gross margin decreased by $0.4 million, or 1.7 percent, for the six months ended December 27, 2008, compared to the six months ended December 29, 2007. Our gross margin rate decreased to 21.7 percent for the six months ended December 27, 2008, compared to 22.8 percent in the six months ended December 29, 2007. The decreases in gross margin and gross margin rate were primarily associated with recognizing the costs associated with the $5.4 million of products shipped to two customers in the second quarter of fiscal 2009, but for which revenue was deferred in accordance with our revenue recognition policy, and increased expenses for the six months ended December 27, 2008 of $0.9 million of additional manufacturing overhead costs in connection with the transfer of manufacturing operations of our non-telecom segment from our San Jose, California facility to our facility in Shenzhen, China.
The decrease in gross margin rate for the three and six months ended December 27, 2008, relative to the same periods of the previous year, included declines of 8.0 percentage points and 3.5 percentage points, respectively, due to recognizing the costs associated with the $5.4 million of products shipped to major customers in the second quarter of fiscal 2009, but for which revenue was deferred in accordance with our revenue recognition policy.
As previously noted, we anticipate our revenues to be lower in our third quarter of fiscal 2009, and accordingly we expect gross margins in the same quarter to be lower due to lower sales volumes associated with that revenue decrease, only partly offset by reductions in our manufacturing overhead expenses implemented in response to the expected revenue decrease.
Research and Development Expenses
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.
Research and development expenses decreased to $6.9 million for the three months ended December 27, 2008 from $8.2 million for the three months ended December 29, 2007. The decrease was primarily due to decreases in personnel costs of $0.8 million and stock-based compensation of $0.4 million due to reductions in personnel and other miscellaneous decreases in spending of $0.9 million, as a result of our restructurings and cost reduction plans, which were partially offset by increased costs for materials used in research and development of $0.8 million.
Research and development expenses decreased to $14.8 million for the six months ended December 27, 2008 from $16.9 million for the six months ended December 29, 2007. The decrease was primarily due to decreases in personnel costs of $1.5 million and stock-based compensation of $0.6 million due to reductions in personnel and other miscellaneous decreases in spending of $1.3 million, as a result of our restructurings and cost reduction plans, which were partially offset by increased costs for materials used in research and development of $1.4 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.
Selling, general and administrative expenses decreased to $9.3 million for the three months ended December 27, 2008 from $12.2 million for the three months ended December 29, 2007. The decrease was primarily the result of decreases in personnel costs of $1.4 million and stock-based compensation of $0.8 million as a result of restructuring and cost reduction plans and a reduction of $0.7 million in other miscellaneous expenses.
Selling, general and administrative expenses decreased to $20.0 million for the six months ended December 27, 2008 from $23.5 million for the six months ended December 29, 2007. The decrease was primarily the result of decreases in personnel costs of $1.8 million and stock-based compensation of $0.9 million as a result of restructuring and cost reduction plans and a reduction of $0.8 million in other miscellaneous expenses.
Amortization of Intangible Assets
In previous years we acquired six optical components companies and businesses and one photonics and microwave company. Our last such acquisition was in March 2006. Each of these business combinations added to the balance of our purchased intangible assets, and the related amortization of these intangible assets was recorded as an expense in each of the three and six month periods ended December 27, 2008 and December 29, 2007. Subsequent to the three months ended December 29, 2007, the purchased intangible assets from certain of these business acquisitions became fully amortized, which reduced our expense for amortization of purchased intangible assets for the three and six months ended December 27, 2008 by $0.9 million and $2.4 million, respectively, as compared to the same three and six month periods in the prior year.

Restructuring and Severance Charges
In connection with earlier plans of restructuring, and the assumption of restructuring accruals upon the March 2004 acquisition of New Focus, we continue to make scheduled payments drawing down the related lease cancellations and commitments as well as making termination payments to employees and related costs. For the three months ended December 27, 2008 and December 29, 2007 we accrued $0.5 million and $0.6 million, respectively, in expenses for revised estimates related to these cancellations and commitments and termination payments to employees and related costs. For the six months ended December 27, 2008 and December 29, 2007 we accrued $2.0 million and $1.8 million, respectively, in expenses for the same items.
Impairment of Goodwill
During the three month period ended December 27, 2008, we saw indicators of potential impairment of our goodwill, including the impact of the current general economic downturn on our future prospects and the continued decline of our current market capitalization, which caused us to conduct a preliminary interim goodwill impairment analysis. Our management has determined, in our preliminary first step goodwill impairment analysis, that our goodwill in our New Focus and Avalon reporting units was in fact impaired. Based upon preliminary calculations, we have recorded a preliminary estimate of $7.9 million for the impairment loss in our statements of operations for the three and six months ended December 27, 2008 as we concluded that the loss was probable and that the amount of loss was reasonably determinable. This is a preliminary estimate only. We are continuing to evaluate the impairment of our goodwill, and the amount of the actual impairment charge may vary materially from this initial estimate. We expect that we will complete the full evaluation of the impairment analysis during the quarter ending March 28, 2009. The impairment will not result in any current or future cash expenditures.
Other Income (Expense)
The increase in other income (expense) for the three and six months ended December 27, 2008 when compared to the three and six months ended December 29, 2007 was primarily related to an increase of $7.1 million and $14.0 million, respectively, in income related to the re-measurement of short term balances between our international subsidiaries due to the strong appreciation of the dollar during the three and six months ended December 27, 2008 relative to our other local functional currencies during such periods and an expense for the three and six months ended December 27, 2008 of $0.1 million and $0.7 million, respectively, related to the fair value impairment of our short-term investment in a debt security of Lehman Brothers.
Income Tax Benefit
We have incurred substantial losses to date and expect to incur additional losses in the future, and accordingly our income tax provision is negligible in each period presented. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in prior periods, we have provided a full valuation allowance against our net deferred tax assets at December 27, 2008 and June 28, 2008.

Liquidity and Capital Resources
Cash Flows from Operating Activities

	Six Months Ended
	December 27,	December 29,
	2008	2007
	(thousands)
Net loss	$(4,268)	$(16,141)
Non-cash adjustments:
Depreciation and amortization	6,720	9,604
Stock-based compensation	2,241	4,409
Amortization of deferred gain on sale-leaseback	(486)	(714)
Impairment of short-term investments	706	—
Impairment of goodwill	7,881	—
Accretion on short-term investments	(102)	—
(Gain) loss on sale of property and equipment	8	(1,716)

Total non-cash adjustments	16,968	11,583
Increase in working capital	(3,010)	(4,383)

Net cash provided by (used in) operating activities	$9,690	$(8,941)

Net cash provided by operating activities for the six months ended December 27, 2008 was $9.7 million, resulting from non-cash adjustments of $17.0 million, primarily consisting of a $7.9 million charge for impairment of goodwill, $6.7 million of expense related to depreciation and amortization of certain assets and $2.2 million of expense related to stock-based compensation. These were partially offset by a net loss of $4.3 million, and a decrease in cash from a net change in our operating assets and liabilities of $3.0 million due to an increase in inventories and a decrease in accounts payable, partially offset by decreases in accounts receivable and prepaid expenses and other current assets, and an increase in accrued expenses and other liabilities.
Net cash used in operating activities for the six months ended December 29, 2007 was $8.9 million, primarily resulting from the net loss of $16.1 million, offset by non-cash adjustments of $11.6 million, primarily consisting of $9.6 million of expense related to depreciation and amortization of certain assets, $4.4 million of expense related to stock-based compensation and a $1.7 million gain on sale of property and equipment. A net change in our operating assets and liabilities of $4.4 million due to increases in accounts receivable and inventories, both associated with our increasing revenues, as well as increases in accrued expenses and other liabilities, partially offset by decreases in accounts payable, prepaid expenses and other current assets, also contributed to the use of cash.
Cash Flows from Investing Activities
Net cash provided by investing activities for the six months ended December 27, 2008 was $2.1 million, primarily consisting of $15.4 million in sales and maturities of available-for-sale investments and $0.6 million from the release of restricted cash, which were partially offset by $6.9 million in purchases of available-for-sale investments and $6.9 million used in capital expenditures.
Net cash provided by investing activities for the six months ended December 29, 2007 was $0.6 million, primarily consisting of $4.5 million from the release of restricted cash which had been security on an unoccupied leased facility and $1.8 million in proceeds from the sale of fixed assets, which were partially offset by $5.7 million used in capital expenditures.
Cash Flows from Financing Activities
There were no significant cash flows from financing activities for the six months ended December 27, 2008.
Net cash provided by financing activities for the six months ended December 29, 2007 was $37.1 million, primarily consisting of $40.9 million in proceeds, net of expenses and commissions, from an underwritten public offering of 16 million shares of our common stock at a price to the public of $2.75 a share, offset by the repayment of $3.8 million, net, which had been previously drawn under our senior secured credit facility with Wells Fargo Foothill, Inc.

Credit Facility
On August 2, 2006, we, with Bookham Technology plc, New Focus and Bookham (US) Inc., each a wholly-owned subsidiary, which we collectively refer to as the Borrowers, entered into a credit agreement, or Credit Agreement, with Wells Fargo Foothill, Inc. and other lenders regarding a three year $25.0 million senior secured revolving credit facility. Advances are available under the Credit Agreement based on 80 percent of “qualified accounts receivable”, as defined in the Credit Agreement, at the time the advance is requested.
The obligations of the Borrowers under the Credit Agreement are guaranteed by us, Ignis Optics, Inc., Bookham (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., each also a wholly-owned subsidiary (which we refer to collectively as the Guarantors and together with the Borrowers, as the Obligors), and are secured pursuant to a security agreement, or the Security Agreement, by the assets of the Obligors, including a pledge of the capital stock holdings of the Obligors in some of their direct subsidiaries. Any new direct subsidiary of the Obligors is required to execute a guaranty agreement in substantially the same form and join in the Security Agreement.
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
The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $1.0 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA and judgments and a change of control default. The Credit Agreement contains negative covenants applicable to the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) if the Borrowers have not maintained “minimum liquidity”, defined as $30 million of qualified cash and excess availability, each as also defined in the Credit Agreement, as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the Borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates. As of December 27, 2008 and June 28, 2008, there were no amounts outstanding under this line of credit. At December 27, 2008, we were in compliance with all covenants under the Credit Agreement and we had $0.3 million in an outstanding standby letter of credits with a vendor secured under this credit agreement which expires in February 2009. At June 28, 2008, we had $4.8 million in outstanding standby letters of credits with vendors secured under this credit agreement.
In connection with the Credit Agreement, we agreed to pay a monthly servicing fee of $3,000 and an unused line fee equal to 0.375 percentage points per annum, payable monthly on the unused amount of revolving credit commitments. To the extent there are letters of credit outstanding under the Credit Agreement, the Borrowers are obligated to pay the administrative agent a letter of credit fee at a rate equal to 2.75 percentage points per annum.
Future Cash Requirements
As of December 27, 2008, we held $35.3 million in cash and cash equivalents, $0.5 million in restricted cash and $8.9 million in short-term investments. We expect that our cash generated from operations, together with our current cash balances, short-term investments, and amounts expected to be available under our senior secured $25.0 million credit facility, which are based on a percentage of accounts receivable at the time the advance is requested, will provide us with sufficient financial resources in order to operate as a going concern through our next four fiscal quarters subsequent to the quarter ended December 27, 2008. To further strengthen our financial position, in the event of unforeseen circumstances, or in the event needed to fund growth in future financial periods, either as a standalone company or in connection with our combination with Avanex, we may raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt or the sale of certain product lines and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.
From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses. In addition to our proposed merger with Avanex Corporation, as described above, we continue to consider potential acquisition candidates. Any of these transactions could involve the issuance of a significant number of new equity securities, debt, and/or cash consideration. We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity securities or borrowings. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.
Contractual Obligations
During the quarter ended December 27, 2008 there have been no material changes to the contractual obligations disclosed as of June 28, 2008 in our 2008 Form 10-K.
Off-Balance Sheet Arrangements
In connection with the sale by New Focus of its passive component line to Finisar, Inc., New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This indemnification obligation expires in May 2009 and has no limitation on maximum liability.
We indemnify our directors and certain employees as permitted by law, and have entered into indemnification agreements with our directors and executive officers. We have not recorded a liability associated with these indemnification arrangements as we historically have not incurred any costs associated with such indemnification arrangements and do not expect to in the future. Costs associated with such indemnification arrangements may be mitigated by insurance coverage that we maintain, however such insurance may not cover any, or may cover only a portion of, the amounts we may be required to pay. In addition, we may not be able to maintain such insurance coverage in the future.
We also have indemnification clauses in various contracts that we enter into in the normal course of business, such as those issued by our bankers in favor of several of our suppliers or indemnification clauses in favor of customers in respect of liabilities they may incur as a result of purchasing our products should such products infringe the intellectual property rights of a third party. We have not historically paid out any amounts related to these indemnification obligations and do not expect to in the future, therefore no accrual has been made for these indemnification obligations.
Other than as set forth above, we are not currently party to any material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We finance our operations through a mixture of the issuance of equity securities, finance leases, working capital and by drawing on a three year $25.0 million senior secured revolving credit facility under a credit agreement we entered into on August 2, 2006. Our only exposure to interest rate fluctuations is on our cash deposits and for amounts borrowed under the credit agreement. As of December 27, 2008 and June 28, 2008, there were no amounts outstanding under this line of credit. As of December 27, 2008, we had $0.3 million in outstanding standby letters of credits with a vendor secured under this credit agreement. We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts. We believe our interest rate risk is immaterial.
Foreign currency
We are exposed to fluctuations in foreign currency exchange rates and interest rates. As our business has grown and become multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States in 2004, and our movement of certain functions, including assembly and test operations, from the United Kingdom to China, in the future we expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese yuan and the Swiss franc in which we pay expenses in connection with operating our facilities in Shenzhen, China, and Zurich, Switzerland. To the extent the exchange rate between the U.S. dollar and the Chinese yuan were to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of December 27, 2008, we held nineteen foreign currency forward exchange contracts with a notional value of $22.0 million which include put and call options which expire, or expired, at various dates from January 2009 to December 2009 and we have recorded an unrealized loss of $3.3 million to accumulated other comprehensive income in connection with marking these contracts to fair value. It is estimated that a 10 percent fluctuation in the dollar between December 27, 2008 and the maturity dates of the put and call instruments underlying these contracts would lead to a profit of $1.3 million (U.S. dollar weakening), or loss of $1.0 million (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 27, 2008, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the quarter ended December 27, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Various plaintiffs have filed similar actions asserting virtually identical allegations against more than 300 other public companies, their underwriters, and their officers and directors arising out of each company’s initial public offering. These actions, including the action against New Focus and the action against Bookham Technology plc, have been coordinated for pretrial purposes and captioned In re Initial Public Offering Securities Litigation, 21 MC 92.
On April 19, 2002, plaintiffs filed a Consolidated Amended Class Action Complaint in the New Focus action and an Amended Class Action Complaint in the Bookham Technology plc action (together, the “Amended Class Action Complaints”). The Amended Class Action Complaints assert claims under certain provisions of the securities laws of the United States. They allege, among other things, that the prospectuses for Bookham Technology plc’s and New Focus’s initial public offerings were materially false and misleading in describing the compensation to be earned by the underwriters in connection with the offerings, and in not disclosing certain alleged arrangements among the underwriters and initial purchasers of ordinary shares, in the case of Bookham Technology plc, or common stock, in the case of New Focus, from the underwriters. The Amended Class Action Complaints seek unspecified damages (or, in the alternative, rescission for those class members who no longer hold our or New Focus’ common stock), costs, attorneys’ fees, experts’ fees, interest and other expenses. In October 2002, the Individual Defendants were dismissed, without prejudice, from the action subject to their execution of tolling agreements. In July 2002, all defendants filed Motions to Dismiss the Amended Class Action Complaints. The motions were denied as to Bookham Technology plc and New Focus in February 2003. Special committees of the board of directors authorized the companies to negotiate a settlement of pending claims substantially consistent with a memorandum of understanding negotiated among class plaintiffs, all issuer defendants and their insurers.
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
It is uncertain if the litigations will settle. If settlement of the litigations does not occur and litigation against Bookham Technology plc and New Focus continues, the Company believes that both Bookham Technology plc and New Focus have meritorious defenses to the claims made in the Amended Class Action Complaints and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
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
On July 21, 2008, JDS Uniphase Corp. and Agility Communications, Inc. answered Bookham’s complaint and asserted counterclaims against Bookham for infringement of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, which JDS Uniphase Corp. acquired from Agility Communications Inc. On October 6, 2008, JDS Uniphase Corp. indicated that its infringement claims are directed at Bookham’s LamdaFlexTM TL500 VCJ; TL5000VLJ; TL3000; TL7000; TL8000 and TL9000 products. JDS Uniphase Corp. seeks unspecified compensatory damages, treble damages and attorneys’ fees from Bookham, and an order enjoining Bookham from future infringement of the patents-in-suit. This litigation has been stayed due to JDS Uniphase Corp.’s commencement of a U.S. International Trade Commission Investigation, which is described below.

On November 7, 2008, JDS Uniphase Corp. petitioned the U.S. International Trade Commission to commence an investigation into alleged violations by Bookham of Section 337 of the Tariff Act of 1930. On December 8, 2008, the U.S. International Trade Commission commenced investigation No. 337-TA-662 into Bookham’s alleged importation into the United States, sale for importation, and sale within the United States after importation of tunable laser chips, assemblies, and products containing the same that infringe U.S. Patent Nos. 6,658,035 and 6,687,278. JDS Uniphase Corp. seeks a general exclusion order prohibiting the importation of any Bookham tunable laser chip, assembly, or product containing the same that infringes any claim of the aforementioned patents, as well as an order prohibiting sales after importation into the United States of any allegedly infringing products. The U.S. International Trade Commission has adopted a target completion date of March 19, 2010 for the investigation, and indicated that a final initial determination should be filed by November 19, 2009. Any adverse ruling by the U.S. International Trade Commission, including an exclusion order that could prohibit us from importing into the United States tunable laser chips, assemblies, or products containing the same, or prolonged litigation may have an adverse effect on our business, financial condition and results of operations and any resolution may not be in our favor.
The Company has become aware that on February 3, 2009, a complaint was filed in the Alameda County Superior Court of the State of California naming, among others, the Company and Ultraviolet Acquisition Sub, Inc., a wholly-owned subsidiary of the Company, or Merger Sub, in a purported class action lawsuit on behalf of the stockholders of Avanex Corporation. The case is captioned Charlene McCune and Mary Cooksey, individually, and on behalf of all others similarly situated, v. Giovanni Barbarossa, Paul Smith, Vinton Cerf, Joel Smith, Susan Wang, Gregory Dougherty, Dennis Wolf, Avanex Corporation, Bookham, Inc. and Ultraviolet Acquisition Sub, Inc., Case No. RG09434156. The complaint relates to the proposed business combination of the Company and Avanex through a merger of Merger Sub with and into Avanex announced on January 27, 2009. The complaint alleges, among other things, that the individual Avanex director defendants are acting in their own interests at the expense of the Avanex stockholders and that they failed to adequately disclose all material information concerning the proposed transaction. The complaint further alleges that the individual Avanex director defendants failed to secure adequate consideration in the proposed transaction, are acting contrary to their duty to maximize stockholder value and are violating their fiduciary duties, including their duties of loyalty, good faith, independence and candor. The complaint further alleges that defendants Avanex, the Company and Merger Sub aided and abetted the individual Avanex director defendants’ breaches of fiduciary duties. The plaintiffs seek, among other things, to enjoin the proposed transaction as well as unspecified damages and costs. An unfavorable outcome in this lawsuit could prevent or delay the consummation of the proposed transaction, result in substantial costs to the Company, or both. It is also possible that other, similar stockholder lawsuits may yet be filed. The Company cannot estimate any possible loss from this or future litigation at this time.
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
We have historically incurred losses and negative cash flows from operations since our inception. As of December 27, 2008, we had an accumulated deficit of $1,063.8 million. We do not expect to be profitable in the quarter ending March 29, 2009.
Our net loss for the six months ended December 27, 2008 was $4.3 million. Our net loss for the year ended June 28, 2008 was $23.4 million. Our net loss for the year ended June 30, 2007 was $82.2 million. We may not be able to achieve profitability in any future period, and if we are unable to do so, we may need additional financing to execute on our current or future business strategies, which may not be available to us on commercially acceptable terms or at all.
We may not consummate our proposed merger with Avanex Corporation or realize any benefits if we do complete the transaction.
On January 27, 2009, we announced that we had entered into a merger agreement with Avanex Corporation, a global provider of Intelligent Photonic Solutions(™) designed to meet the needs of fiber optic communications networks for greater capacity, longer distance transmissions, improved connectivity, higher speeds and lower costs. In connection with the merger, which is subject to customary closing conditions, we will acquire all of the outstanding equity of Avanex and, in exchange, Avanex shareholders will receive, at a fixed exchange ratio, 5.426 shares of our common stock for every share of Avanex common stock. We expect to issue approximately 88.6 million shares of our common stock in the proposed transaction. Upon the close of the transaction, our shareholders will own approximately 53.25 percent and Avanex shareholders will own approximately 46.75 percent of the combined company. The board of directors and the management team of the combined entity will consist of individuals from both us and Avanex. We cannot provide any assurances that the proposed merger will be consummated. If we are unable to complete the proposed merger, we will have incurred substantial expenses and diverted significant management time and resources from our ongoing business without any benefit. Even if we consummate the proposed merger with Avanex Corporation, we may not realize any of the anticipated benefits of the acquisition, and we may encounter difficulties in the integration of the operations of Avanex and require our management to devote significant time and resources to the integration efforts, which could adversely affect our combined business and financial performance. In addition, we may incur restructuring costs in connection with the merger that exceed our current expectations. Finally, the new members of the board of directors and management team of the combined entity, which have had limited exposure to each other, may not be able to work together effectively, which also would have an adverse effect on the business of the combined entity.

We may not be able to maintain current levels of gross margins.
We may not be able to maintain positive gross margin to the extent that current economic uncertainty affects our overall revenue, and we are unable to adjust expenses as necessary. We must, in any event, continue to reduce our costs and improve our product mix to offset price erosion on certain product categories. In particular, over the last twelve to eighteen months we have introduced a family of tunable products that account for an increasing percentage of our overall product revenues. In the quarter ended September 27, 2008, we were capacity constrained in our delivery of these products due to component supply and production limitations, and we are only beginning to achieve margins on these products approaching our long-term target margins as we introduce them into large-scale production. Although we have plans in place both to address production constraints, and to maintain and further improve margins in our tunable products, any failure to do so will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations. Our gross margins in the three months ended December 27, 2008 were also adversely impacted by the deferral of revenue for $5.4 million in products shipped to two customers that were not reasonably assured of collectability in accordance with our revenue recognition policy.
Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may increase the other risks that affect our business.
The world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, dramatically increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, rating downgrades of investments and reduced valuations of securities generally. In light of these economic conditions, certain of our telecom customers have reduced their spending plans, leading them to draw down their existing inventory and reducing anticipated orders for optical components. Furthermore, it is possible that these customers, or others, will continue to significantly reduce capital expenditures in the near term, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. These actions have, and we expect that they will continue to have an adverse impact on our own revenues, which we anticipate will in any event be reduced in the third quarter of fiscal 2009 as compared to the preceding quarter. In addition, the financial downturn has affected the financial strength of certain of our customers, and could adversely affect others. In particular, Nortel Networks filed for bankruptcy relief on January 14, 2009, and, as a consequence, we have deferred $4.1 million in revenues that might otherwise have been recognized. There can be no assurance that Nortel Networks will continue to purchase our products at previously or currently anticipated levels while it is in insolvency proceedings for reasons including, but not limited to, Nortel’s distractions from its core business execution and the reaction of its own customers.
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
Historically, we have generated most of our revenues from a limited number of customers. For example, in the six months ended December 27, 2008, our three largest customers accounted for 36 percent of our revenues. In the fiscal year ended June 28, 2008 and the fiscal year ended June 30, 2007, our three largest customers accounted for 33 percent and 41 percent of our revenues, respectively. Revenues from any of our major customers may decline or fluctuate significantly in the future, which could have an adverse impact on our business and results of operations. For example, we expect that the revenues that we receive from the sale of products to Nortel Networks, which accounted for $5.4 million, or 11 percent, of our total revenues for the three months ended December 27, 2008, may decline in the future as a result of its bankruptcy filing on January 14, 2009. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers or other existing customers.
We and our telecom customers depend upon a limited number of major telecommunications carriers.
Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These customers in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. Many major telecommunication systems companies and telecommunication carriers are reducing inventories and experiencing losses from operations in light of the current economic conditions. The further consolidation of the industry, coupled with declining revenues from our major customers, may have a material adverse impact on our business.
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
Our financial results have been materially impacted by foreign currency fluctuations and our future financial results may also be materially impacted by foreign currency fluctuations. At certain times in our history, declines in the value of the U.S. dollar versus the U.K. pound sterling have had a major negative effect on our profit margins and our cash flow. Despite our change in domicile from the United Kingdom to the United States in 2004 and the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, a significant portion of our expenses are still denominated in U.K. pounds sterling and substantially all of our revenues are denominated in U.S. dollars. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and or pay expenses will continue to have a material effect on our operating results. For example, from the end of our fiscal quarter ended December 29, 2007 to the end of our fiscal quarter ended December 27, 2008, the U.S. dollar has appreciated 25.9 percent relative to the U.K. pound sterling, which has favorably impacted our results. If the U.S dollar stays the same or depreciates relative to the U.K. pound sterling in the future, our future financial results may also be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan or Swiss franc vary more significantly than they have to date.

We engage in currency hedging transactions in an effort to cover some of our exposure to U.S. dollar to U.K. pound sterling currency fluctuations, and we may be required to convert currencies to meet our obligations. Under certain circumstances, these transactions could have an adverse effect on our financial condition.
We have significant manufacturing operations in China, which exposes us to risks inherent in doing business in China.
We are taking advantage of the comparatively low costs of operating in China. We have recently transferred substantially all of our assembly and test operations, chip-on-carrier operations and manufacturing and supply chain management operations to our facility in Shenzhen, China, and have also transferred certain iterative research and development related activities from the U.K. to Shenzhen, China. We are also transferring certain non-telecom manufacturing operations from our San Jose, California facility to our Shenzhen facility, which is almost complete. The substantial portions of our assembly and test and related manufacturing operations are now concentrated in our single facility in China. To be successful in China we will need to:
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
Our revenues and operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year for our telecom products, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, semiconductor capital equipment, military and biotechnology markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred could vary significantly.
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
At December 27, 2008, we had $35.8 million in cash and cash equivalents (including restricted cash of $0.5 million) and $8.9 million in investments in marketable debt securities. We have historically invested these amounts in U.S. treasury securities and U.S. government agency securities, corporate debt, money market funds, commercial paper and municipal bonds. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. While we do not hold any investments whose value is directly correlated to sub-prime debt, the risks associated with holding certain investments, including some of the investments we hold, have been and may further be exacerbated by U.S. sub-prime mortgage defaults, which have affected various sectors of the financial markets and caused credit and liquidity issues.
In September 2008, Lehman Brothers Holdings Inc., or Lehman, filed a petition under Chapter 11 of the U.S. Bankruptcy Code. At December 27, 2008, we held a Lehman security with par value of $0.8 million. As of January 30, 2008, we do not have an estimate of the recovery value of this security, but we have reduced the carrying value of this security to $0.1 million. For the three and six months ended December 27, 2008, we have recorded impairment charges for the Lehman security of $0.1 million and $0.7 million, respectively, which are included in other expense in our accompanying condensed consolidated statement of operations.
There may be further declines in the value of our short-term investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
We may record impairment charges which would adversely impact our results of operations.
We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangibles. During the six month period ended December 27, 2008, we observed indicators of potential impairment of our goodwill, including the impact of the current general economic downturn on our future prospects and the continued decline of our current market capitalization, which caused us to conduct a preliminary interim goodwill impairment analysis. Our management has determined, in our preliminary goodwill impairment analysis, that our goodwill was in fact impaired, and as a result we have recorded a preliminary estimate of $7.9 million for the impairment loss in our statements of operations for the three and six months ended December 27, 2008. The goodwill was derived from our previous acquisitions. This $7.9 million is only a preliminary estimate. We are continuing to evaluate the impairment of our goodwill, and the amount of the actual impairment charge may vary materially from this initial estimate. We expect that we will complete the full evaluation of the impairment analysis during the quarter ending March 28, 2009.
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
In the event that we determine in a future period that impairment of our intangible assets or long-lived assets exists for any reason, we would record an impairment charge in the period such determination is made, which would adversely impact our financial position and results of operations.
We may incur additional significant restructuring charges that will adversely affect our results of operations.
Over the past eight years, we have enacted a series of restructuring plans and cost reduction plans designed to reduce our manufacturing overhead and our operating expenses. In 2001, we reduced manufacturing overhead and our operating expenses in response to the initial decline in demand in the optical components industry. In connection with our acquisitions of the optical components business of Nortel Networks in November 2002 and New Focus in March 2004, we enacted restructuring plans related to the consolidation of our operations, which we expanded in September 2004 to include the transfer of our main corporate functions, including consolidated accounting, financial reporting, tax and treasury, from Abingdon, U.K. to our U.S. headquarters in San Jose, California.
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
We plan on taking further advantage of the relatively lower operating costs in our Shenzhen facility by completing the transfer of most of the manufacturing operations from our San Jose, California non-telecom facility to Shenzhen over the next quarter. The substantial portion of the restructuring charges incurred were for personnel related severance and retention costs.
We may incur charges in excess of amounts currently estimated for these restructuring and cost reduction plans. We may incur additional charges in the future in connection with future restructurings and cost reduction plans. Additionally, if the merger with Avanex is completed, we expect that we will incur an aggregate of approximately $7.0 million in restructuring expenses. These charges, along with any other charges, have adversely affected, and will continue to adversely affect, our results of operations for the periods in which such charges have been, or will be, incurred.
Our results of operations may suffer if we do not effectively manage our inventory, and we may incur inventory-related charges.
We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. Accurately forecasting customers’ product needs is difficult. Some of our products and supplies have in the past, and may in the future, become obsolete while in inventory due to rapidly changing customer specifications or a decrease in customer demand. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off non-saleable or obsolete inventory, which would adversely affect our results of operations. We have from time to time incurred significant inventory-related charges. Any such charges we incur in future periods could significantly adversely affect our results of operations.
Bookham Technology plc may not be able to utilize tax losses and other tax attributes against the receivables that arise as a result of its transaction with Deutsche Bank.
On August 10, 2005, Bookham Technology plc purchased all of the issued share capital of City Leasing (Creekside) Limited, a subsidiary of Deutsche Bank. Creekside was entitled to receivables of £73.8 million (approximately $135.8 million, based on an exchange rate of $1.84 to £1.00 on September 2, 2005) from Deutsche Bank in connection with certain aircraft subleases and these payments have been applied over a two-year term to obligations of £73.1 million (approximately $134.5 million) owed to Deutsche Bank. As a result of the completion of these transactions, Bookham Technology plc has had available through Creekside cash of approximately £6.63 million (approximately $12.2 million). We expect Bookham Technology plc to utilize certain expected tax losses and other tax attributes to reduce the taxes that might otherwise be due by Creekside as the receivables are paid. In the event that Bookham Technology plc is not able to utilize these tax losses and other tax attributes when U.K. tax returns are filed for the relevant periods (or these tax losses and other tax attributes do not arise), Creekside may have to pay taxes, reducing the cash available from Creekside. In the event there is a future change in applicable U.K. tax law, Creekside and in turn Bookham Technology plc, would be responsible for any resulting tax liabilities, which amounts could be material to our financial condition or operating results.

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
We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors. As a result, we could incur additional costs that would adversely affect gross margins, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputation. Furthermore, even if we are able to deliver products to our customers on a timely basis, we may be unable to recognize revenues at the time of delivery based on our revenue recognition policies. For example, at December 27, 2008, we have deferred an aggregate of $5.4 million in revenue for products delivered to two of our customers due our uncertainty about the collectability of these amounts.
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
Our future success will depend, in large part, upon our intellectual property rights, including patents, copyrights, design rights, trade secrets, trademarks, know-how and continuing technological innovation. We maintain an active program of identifying technology appropriate for patent protection. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individuals during their work for us and require that all proprietary information disclosed will remain confidential. Although such agreements may be binding, they may not be enforceable in full or in part in all jurisdictions and any breach of a confidentiality obligation could have a very serious effect on our business and the remedy for such breach may be limited.
Our intellectual property portfolio is an important corporate asset. The steps we have taken and may take in the future to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. We cannot assure investors that our competitors will not successfully challenge the validity of our patents or design products that avoid infringement of our proprietary rights with respect to our technology. There can be no assurance that other companies are not investigating or developing other similar technologies, that any patents will be issued from any application pending or filed by us or that, if patents are issued, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, we cannot assure investors that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights under those patents will provide a competitive advantage to us. Further, the laws of certain regions in which our products are or may be developed, manufactured or sold, including Asia-Pacific, Southeast Asia and Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States, the U.K. and continental European countries. This is especially relevant now that we have transferred certain non-telecom manufacturing activities from our San Jose, California facility and transferred all of our assembly and test operations and chip-on-carrier operations, including certain engineering related functions, from our facilities in the U.K. to Shenzhen, China and as our competitors establish manufacturing operations in China to take advantage of comparatively low manufacturing costs.
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
On July 21, 2008, JDS Uniphase Corp. and Agility Communications, Inc. answered our complaint and asserted counterclaims against Bookham for infringement of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, which JDS Uniphase Corp. acquired from Agility Communications, Inc. On October 6, 2008, JDS Uniphase Corp. indicated that its infringement claims are directed at Bookham’s LamdaFlexTM TL500 VCJ; TL5000VLJ; TL3000; TL7000; TL8000 and TL9000 products. JDS Uniphase Corp. seeks unspecified compensatory damages, treble damages and attorneys’ fees from Bookham, and an order enjoining Bookham from future infringement of the patents-in-suit. This litigation has been stayed due to JDS Uniphase Corp.’s commencement of a U.S. International Trade Commission Investigation, which is described below.

On November 7, 2008, JDS Uniphase Corp. petitioned the U.S. International Trade Commission to commence an investigation into alleged violations by Bookham of Section 337 of the Tariff Act of 1930. On December 8, 2008, the U.S. International Trade Commission commenced investigation No. 337-TA-662 into Bookham’s alleged importation into the United States, sale for importation, and sale within the United States after importation of tunable laser chips, assemblies, and products containing the same that infringe U.S. Patent Nos. 6,658,035 and 6,687,278. JDS Uniphase Corp. seeks a general exclusion order prohibiting the importation of any Bookham tunable laser chip, assembly, or product containing the same that infringes any claim of the aforementioned patents, as well as an order prohibiting sales after importation into the United States of any allegedly infringing products. The U.S. International Trade Commission has adopted a target completion date of March 19, 2010 for the investigation, and indicated that a final initial determination should be filed by November 19, 2009. Any adverse ruling by the U.S. International Trade Commission, including an exclusion order that could prohibit us from importing into the United States tunable laser chips, assemblies, or products containing the same, or prolonged litigation may have an adverse effect on our business and any resolution may not be in our favor.
Third parties may in the future assert claims against us concerning our existing products or with respect to future products under development. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. If we do infringe a third party’s rights, we may need to negotiate with holders of those rights relevant to our business. We have from time to time received notices from third parties alleging infringement of their intellectual property and where appropriate have entered into license agreements with those third parties with respect to that intellectual property. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. In times of economic turmoil, such as we are currently experiencing, holders of intellectual property rights have been more aggressive in alleging infringement of those intellectual property rights and we may be the subject to such claims asserted by a third party. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur significant costs and diversion of our resources. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements that require payment of significant royalties that could adversely affect our ability to price our products profitably.
If we fail to obtain the right to use the intellectual property rights of others necessary to operate our business, our ability to succeed will be adversely affected.
Certain companies in the telecommunications and optical components markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and our competitors. Optical component suppliers may seek to gain a competitive advantage or other third parties, inside or outside our market, may seek an economic return on their intellectual property portfolios by making infringement claims against us. In the future, we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could be used to inhibit or prohibit our production and sale of existing products and our development of new products for our markets. Licenses granting us the right to use third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results. In addition, in the event we are granted such a license it is likely such license would be non-exclusive and other parties, including competitors, may be able to utilize such technology. Our larger competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage.
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
For the six months ended December 27, 2008 and for the years ended June 28, 2008 and June 30, 2007, 27 percent, 25 percent and 23 percent of our revenues, respectively, were derived in the United States and 73 percent, 75 percent and 77 percent of our revenues, respectively, were derived outside the United States. We are subject to additional risks related to operating in foreign countries, including:
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
Despite quality assurance measures, defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects, including consequential damages. Such defects could, moreover, impair the market’s acceptance of our products. Both could have a material adverse effect on our business and financial condition. In addition, we may assume product warranty liabilities related to companies we acquire, which could have a material adverse effect on our business and financial condition. In order to mitigate the risk of liability for damages, we carry product liability insurance with a $26 million aggregate annual limit and errors and omissions insurance with a $5 million annual limit. We cannot assure investors that this insurance would adequately cover any or a portion of our costs arising from any defects in our products or otherwise.
If we fail to attract and retain key personnel, our business could suffer.
Our future depends, in part, on our ability to attract and retain key personnel. Competition for highly skilled technical people is extremely intense and we continue to face difficulty identifying and hiring qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future success also depends on the continued contributions of our executive management team and other key management and technical personnel, each of whom would be difficult to replace. The loss of services of these or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business.

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
In the past, we have sold shares of our common stock in public offerings, private placements or otherwise in order to fund our operations. On November 13, 2007, we completed a public offering of 16,000,000 shares of common stock that generated $40.9 million of cash, net of underwriting commissions and expenses. On March 22, 2007, pursuant to a private placement, we issued 13,640,224 shares of common stock and warrants to purchase up to 4,092,066 shares of common stock. In September 2006, pursuant to a private placement, we issued an aggregate of 11,594,667 shares of common stock and warrants to purchase an aggregate of 2,898,667 shares of common stock.
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
We historically handled small amounts of hazardous materials as part of our manufacturing activities and now handle more and different hazardous materials as a result of the manufacturing processes related to the New Focus division of our non-telecom segment, the optical components business acquired from Nortel Networks and the product lines we acquired from Marconi. Consequently, our operations are subject to environmental laws and regulations governing, among other things, the use and handling of hazardous substances and waste disposal. We may incur costs to comply with current or future environmental laws. As with other companies engaged in manufacturing activities that involve hazardous materials, a risk of environmental liability is inherent in our manufacturing activities, as is the risk that our facilities will be shut down in the event of a release of hazardous waste, or that we would be subject to extensive monetary liability. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business. Under applicable EU regulations, we, along with other electronics component manufacturers, are prohibited from using lead and certain other hazardous materials in our products. We have incurred unanticipated expenses in connection with the related reconfiguration of our products, and could lose business or face product returns if we failed to implement these requirements properly or on a timely basis.
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
The Company has become aware that on February 3, 2009, a complaint was filed in the Alameda County Superior Court of the State of California naming, among others, the Company and Ultraviolet Acquisition Sub, Inc., a wholly-owned subsidiary of the Company, or Merger Sub, in a purported class action lawsuit on behalf of the stockholders of Avanex Corporation. The case is captioned Charlene McCune and Mary Cooksey, individually, and on behalf of all others similarly situated, v. Giovanni Barbarossa, Paul Smith, Vinton Cerf, Joel Smith, Susan Wang, Gregory Dougherty, Dennis Wolf, Avanex Corporation, Bookham, Inc. and Ultraviolet Acquisition Sub, Inc., Case No. RG09434156. The complaint relates to the proposed business combination of the Company and Avanex through a merger of Merger Sub with and into Avanex announced on January 27, 2009. The complaint alleges, among other things, that the individual Avanex director defendants are acting in their own interests at the expense of the Avanex stockholders and that they failed to adequately disclose all material information concerning the proposed transaction. The complaint further alleges that the individual Avanex director defendants failed to secure adequate consideration in the proposed transaction, are acting contrary to their duty to maximize stockholder value and are violating their fiduciary duties, including their duties of loyalty, good faith, independence and candor. The complaint further alleges that defendants Avanex, the Company and Merger Sub aided and abetted the individual Avanex director defendants’ breaches of fiduciary duties. The plaintiffs seek, among other things, to enjoin the proposed transaction as well as unspecified damages and costs. An unfavorable outcome in this lawsuit could prevent or delay the consummation of the proposed transaction, result in substantial costs to the Company, or both. It is also possible that other, similar stockholder lawsuits may yet be filed. The Company cannot estimate any possible loss from this or future litigation at this time.
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
Some anti-takeover provisions contained in our charter, by-laws and under Delaware law could hinder business combinations with third parties.
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
Since Bookham Technology plc’s initial public offering in April 2000, Bookham Technology plc’s American Depository Shares (“ADSs”) and ordinary shares, our shares of common stock and the shares of our customers and competitors have experienced substantial price and volume fluctuations, in many cases without any direct relationship to the affected company’s operating performance. An outgrowth of this market volatility is the significant vulnerability of our stock price and the stock prices of our customers and competitors to any actual or perceived fluctuation in the strength of the markets we serve, regardless of the actual consequence of such fluctuations. As a result, the market prices for these companies are highly volatile. These broad market and industry factors caused the market price of Bookham Technology plc’s ADSs, ordinary shares, and our common stock to fluctuate, and may in the future cause the market price of our common stock to fluctuate, regardless of our actual operating performance or the operating performance of our customers.
If we do not meet the NASDAQ Global Market continued listing requirements, our common stock may be delisted.
As of January 27, 2009, the closing bid price of the Company’s common stock on the NASDAQ Global Market was $0.40, which is below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5), or the Rule. In accordance with the Rule, if the Company’s stock price were to remain below $1.00 for a period of 30 consecutive business days, NASDAQ would provide written notification that the Company’s securities may be delisted unless the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days within 180 calendar days from such notification.
Given the current extraordinary market conditions, NASDAQ has determined to suspend the bid price and market value of publicly held shares requirements through April 17, 2009. In that regard, on October 16, 2008, NASDAQ filed an immediately effective rule change with the Securities and Exchange Commission, which was subsequently extended by NASDAQ on December 18, 2009, such that companies will not be cited for any new concerns related to bid price or market value of publicly held shares deficiencies. According to NASDAQ, the bid price and market value of publicly held shares requirements will be reinstated on April 20, 2009.
When the Rule is reinstated on April 20, 2009, there can be no assurance that the bid price of the Company’s common stock will be above $1.00 per share, or that we will be able to achieve compliance with the Rule within the given compliance period.
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

BOOKHAM, INC.
Date: February 5, 2009	By:	/s/ Jerry Turin
Jerry Turin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.1(1)	Agreement and Plan of Merger and Reorganization dated January 27, 2009 by and among Bookham Inc., Ultraviolet Acquisition Sub, Inc., and Avanex Corporation

3.1(2)	Amended and Restated By-laws of Bookham, Inc., as amended

3.2(3)	Restated Certificate of Incorporation of Bookham, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-30684) on January 29, 2009, and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Registrant’s 2007 Annual Report on Form 10-K (File No. 000-30684) for the year ended June 30, 2007, and incorporated herein by reference.

(3)	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 000-30684) on September 10, 2004, and incorporated herein by reference.