Form 10-Q
period 2009-03-28
OCLARO, INC.
filed 2009-05-07
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-30684
OCLARO, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1303994 (I.R.S. Employer Identification Number)
2584 Junction Avenue, San Jose, California 95134
(Address of principal executive offices, zip code)
(408) 383-1400
(Registrant’s telephone number, including area code)
Bookham, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐     No ☑
Number of shares of common stock outstanding as of April 28, 2009: 186,020,922

OCLARO, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except par value amount)

	March 28, 2009	June 28, 2008
ASSETS
Current assets:
Cash and cash equivalents	$31,831	$32,863
Short-term investments	5,936	17,845
Restricted cash	514	1,154
Accounts receivable, net	35,542	45,665
Inventories	56,089	59,612
Prepaid expenses and other current assets	3,436	6,007

Total current assets	133,348	163,146

Goodwill	—	7,881
Other intangible assets, net	1,789	7,829
Property and equipment, net	31,029	32,962
Other non-current assets	1,220	272

Total assets	$167,386	$212,090

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,577	$21,501
Accrued expenses and other liabilities	20,842	20,789

Total current liabilities	35,419	42,290

Other long-term liabilities	3,028	1,336
Deferred gain on sale-leaseback	13,628	19,402

Total liabilities	52,075	63,028

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
$0.01 par value per share; 175,000 shares authorized; 100,881 shares issued and outstanding at March 28, 2009 100,740 shares issued and outstanding at June 28, 2008	1,009	1,007
Additional paid-in capital	1,166,735	1,163,598
Accumulated other comprehensive income	24,695	44,036
Accumulated deficit	(1,077,128)	(1,059,579)

Total stockholders’ equity	115,311	149,062

Total liabilities and stockholders’ equity	$167,386	$212,090

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
Revenues	$46,992	$59,703	$163,727	$172,941
Cost of revenues	36,103	46,320	127,504	133,787

Gross margin	10,889	13,383	36,223	39,154

Operating expenses:
Research and development	6,215	7,570	21,047	24,430
Selling, general and administrative	9,246	11,711	28,904	35,199
Amortization of intangible assets	264	667	1,171	4,017
Restructuring and severance charges	60	672	2,028	2,451
Legal settlements	3,705	54	3,829	931
Impairment of goodwill and other intangible assets	4,034	—	11,915	—
Gain on sale of property and equipment	(16)	(596)	(8)	(2,312)

Total operating expenses	23,508	20,078	68,886	64,716

Operating loss	(12,619)	(6,695)	(32,663)	(25,562)
Other income (expense):
Other expense	(5)	—	(700)	—
Interest income	70	414	527	1,160
Interest expense	(109)	(97)	(433)	(484)
Gain (loss) on foreign exchange	(599)	995	15,763	3,315

Total other income (expense)	(643)	1,312	15,157	3,991

Loss before income taxes	(13,262)	(5,383)	(17,506)	(21,571)
Income tax provision (benefit)	19	17	43	(30)

Net loss	$(13,281)	$(5,400)	$(17,549)	$(21,541)

Net loss per share:
Basic and diluted	$(0.13)	$(0.05)	$(0.18)	$(0.24)
Shares used in computing net loss per share:
Basic and diluted	100,420	99,316	100,280	90,955
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	March 28, 2009	March 29, 2008
Cash flows from operating activities:
Net loss	$(17,549)	$(21,541)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,833	13,249
Stock-based compensation	3,303	5,643
Amortization of deferred gain on sale-leaseback	(698)	(801)
Impairment of short-term investments	706	—
Impairment of goodwill and other intangible assets	11,915	—
Accretion on short-term investments	(127)	(37)
Gain on sale of property and equipment	(8)	(2,312)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,181)	(11,229)
Inventories	1,103	(1,407)
Prepaid expenses and other current assets	2,010	5,285
Other assets	(1,036)	(44)
Accounts payable	(5,977)	(1,663)
Accrued expenses and other liabilities	1,849	(3,736)

Net cash provided by (used in) operating activities	4,143	(18,593)

Cash flows from investing activities:
Purchases of property and equipment	(8,475)	(7,459)
Proceeds from sales of property and equipment	32	2,713
Purchases of available-for-sale investments	(6,945)	(14,029)
Sales and maturities of available-for-sale investments	18,300	—
Transfer from restricted cash	566	4,875

Net cash provided by (used in) investing activities	3,478	(13,900)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	40,787
Proceeds from bank loan payable	—	2,501
Repayment of bank loan payable	—	(4,313)
Repayment of other loans	(46)	(28)
Amount paid to repurchase shares from a former officer	—	(2)

Net cash provided by (used in) financing activities	(46)	38,945

Effect of exchange rate on cash and cash equivalents	(8,607)	(3,720)
Net increase (decrease) in cash and cash equivalents	(1,032)	2,732
Cash and cash equivalents at beginning of period	32,863	36,631

Cash and cash equivalents at end of period	$31,831	$39,363

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Nature of Business
Oclaro, Inc., a Delaware corporation (“Oclaro” or the “Company”), designs, manufactures and markets optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. Due to its advantages of higher capacity and transmission speed, optical transmission has become the predominant technology for large-scale communications networks. For the three and nine months ended March 28, 2009, the Company’s primary operating segment is its telecommunications (“telecom”) segment, which addresses this optical communications market; and the Company’s remaining product lines, which address certain other optics and photonics markets, such as material processing, inspection and instrumentation, and research and development, and which leverage the resources, infrastructure and expertise of its telecom segment, comprise its non-telecom segment. References herein to the “Company” mean Bookham, Inc. and its subsidiaries’ consolidated business activities prior to April 27, 2009 and Oclaro, Inc. and its subsidiaries’ consolidated business activities since April 27, 2009, the date Bookham. Inc. effected the merger with Avanex Corporation.
On April 27, 2009, Bookham, Inc. (“Bookham”) and Avanex Corporation (“Avanex”) completed a merger (the “Merger”) of Avanex with and into a subsidiary of Bookham with Avanex being the surviving corporation as a wholly-owned subsidiary of Bookham. In a separate transaction that also occurred on April 27, 2009, following the closing of the merger of Avanex into Bookham, Bookham changed its name to Oclaro, Inc. This name change was effected pursuant to Section 253 of the General Corporation Law of the State of Delaware by the merger of a wholly-owned subsidiary of Bookham, Inc. (the “Subsidiary”) into Bookham, Inc. Bookham, Inc. was the surviving corporation in this merger with the Subsidiary and, in connection with the merger, amended its Restated Certificate of Incorporation to change its name to Oclaro, Inc. pursuant to a Certificate of Ownership and Merger filed on April 27, 2009 with the Secretary of State of the State of Delaware.
The Company’s condensed consolidated balance sheet as of March 28, 2009 and statements of operations and statements of cash flows for the three and nine months ended March 28, 2009 do not include any assets or liabilities assumed in the Merger or any results of operations from Avanex.
Note 2. Basis of Preparation
The accompanying unaudited condensed consolidated financial statements as of March 28, 2009 and for the three and nine months ended March 28, 2009 and March 29, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Article 10 of Regulation S-X, and include the accounts of the Company and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s consolidated financial position and operations have been included. The consolidated results of operations for the three and nine months ended March 28, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 27, 2009.
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
Certain reclassifications have been made to prior year financial statements to conform to the current year presentation. These reclassifications had no effect on the consolidated operating results and did not result in a change in cash and cash equivalents, as previously reported by the Company.

Revenue Recognition for Financially Distressed Customers
The Company’s revenue recognition policy, which is more fully described in its 2008 Form 10-K, follows Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin, (“SAB”), No. 104, Revenue Recognition in Financial Statements. Specifically, the Company recognizes product revenue when (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped and title has transferred, (iii) collectability is reasonably assured, (iv) fees are fixed or determinable and (v) there are no uncertainties with respect to customer acceptance.
In the second quarter of fiscal 2009 the Company issued billings of (i) $4.1 million for products that were shipped to Nortel Networks Corporation (“Nortel”), but for which payment was not received prior to its bankruptcy filing on January 14, 2009, and (ii) $1.3 million for products that were shipped to a contract manufacturer for which payment might not have been received due to the Nortel bankruptcy filing. As a result, an aggregate of $5.4 million in revenue was deferred, and therefore was not recognized as revenues or accounts receivable in the consolidated financial statements at the time of such billings, as the Company determined that such amounts were not reasonably assured of collectability in accordance with its revenue recognition policy. In the third quarter of fiscal 2009, the Company recognized revenues of $0.6 million from Nortel and $1.3 million from the related contract manufacturer upon receipt of payment for billings which had been previously deferred. The Company recognizes revenues from financially distressed customers when collectability becomes reasonably assured, assuming all other criteria for revenue recognition have been met.
As of March 28, 2009, the Company had contractual receivables from Nortel totaling $3.5 million which are not reflected in the accompanying condensed consolidated balance sheet. To the extent that collectability becomes reasonably assured for these deferred billings in future periods, our future results will benefit from the recognition of these amounts.
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
In September 2008, Lehman Brothers Holdings Inc. (“Lehman”) filed a petition under Chapter 11 of the U.S. Bankruptcy Code. At March 28, 2009, the Company held a Lehman security with par value of $0.8 million. As of March 28, 2009, the Company does not have an estimate of the recovery value of this security, but has reduced the carrying value of this security to $0.1 million based on Level 3 inputs. For the nine months ended March 28, 2009, the Company has recorded impairment charges for the Lehman security of $0.7 million, which are included in other expense in the condensed consolidated statement of operations.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at March 28, 2009:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(thousands)
Assets:
Cash and cash equivalents (1):
Money market funds	$15,544	$—	$—	$15,544
Short-term investments:
United States agency securities	5,357	—	—	5,357
United States corporate bonds	—	499	80	579

Total assets measured at fair value	$20,901	$499	$80	$21,480

Liabilities:
Accrued expenses and other liabilities
Unrealized loss on hedges	$—	$2,301	$—	$2,301

Total liabilities measured at fair value	$—	$2,301	$—	$2,301

(1)	Excludes $16.3 million in cash held in Company bank accounts.
Derivative Financial Instruments
The Company’s operating results are subject to fluctuations based upon changes in the exchange rates between the currencies in which it collects revenues and pays expenses. A majority of the Company’s revenues are denominated in U.S. dollars, while a significant portion of its expenses are denominated in U.K. pounds sterling, the Chinese yuan and the Swiss franc, in which it pays expenses in connection with operating its facilities in Caswell, U.K., Shenzhen, China and Zurich, Switzerland. The Company currently enters into foreign currency forward exchange contracts in an effort to mitigate a portion of its exposure to fluctuations between the U.S. dollar and the U.K. pound sterling.
SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires the Company to recognize all derivatives, such as foreign currency forward exchange contracts, on the condensed consolidated balance sheet at fair value regardless of the purpose for holding the instrument. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through operating results or recognized in accumulated other comprehensive income until the hedged item is recognized in operating results in the condensed consolidated statements of operations. As of December 28, 2008, the first day of its fiscal third quarter, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.
At the end of each accounting period, the Company marks-to-market all foreign currency forward exchange contracts that have been designated as cash flow hedges and changes in fair value are recorded in accumulated other comprehensive income until the underlying cash flow is settled and the contract is recognized in other income (expense) in the condensed consolidated statements of operations. As of March 28, 2009, the Company held fourteen outstanding foreign currency forward exchange contracts to sell U.S. dollars and buy U.K. pounds sterling, which have all been designated as cash flow hedges. These contracts had an aggregate notional value of approximately $16.5 million of put and call options expiring at various times between May 2009 and December 2009. To date, the Company has not entered into any such contracts for longer than 12 months and, accordingly, all amounts included in accumulated other comprehensive income as of March 28, 2009 will generally be reclassified into other income (expense) within the next 12 months. As of March 28, 2009, each of the fourteen designated cash flow hedges was determined to be fully effective; therefore, the Company has recorded an unrealized loss of $2.3 million to accumulated other comprehensive income related to recording the fair value of these foreign currency forward exchange contracts for accounting purposes. For the three and nine months ended March 28, 2009, losses of $1.2 million and $1.8 million, respectively, were reclassified from accumulated other comprehensive income into other income (expense).
Note 4. Balance Sheet Details
The following table provides details regarding the Company’s cash, cash equivalents and short-term investments at the dates indicated:

	March 28, 2009	June 28, 2008
	(thousands)
Cash and cash equivalents:
Cash-in-bank	$16,287	$16,361
Money market funds	15,544	10,022
Commercial paper	—	6,480

	$31,831	$32,863

Short-term investments:
United States agency securities	$5,357	$2,977
United States corporate bonds	579	14,868

	$5,936	$17,845

As of March 28, 2009 and June 28, 2008, all of the Company’s short-term investments had a maturity of less than one year.
The following table provides details regarding the Company’s inventories at the dates indicated:

	March 28, 2009	June 28, 2008
	(thousands)
Inventories:
Raw materials	$19,189	$21,140
Work-in-process	25,934	24,786
Finished goods	10,966	13,686

	$56,089	$59,612

The following table provides details regarding the Company’s property and equipment, net at the dates indicated:

	March 28, 2009	June 28, 2008
	(thousands)
Property and equipment, net:
Buildings	$15,763	$18,411
Plant and machinery	78,991	78,652
Fixtures, fittings and equipment	953	1,098
Computer equipment	11,470	13,846

	107,177	112,007
Less: accumulated depreciation	(76,148)	(79,045)

	$31,029	$32,962

The following table provides details regarding the Company’s accrued expenses and other liabilities at the dates indicated:

	March 28, 2009	June 28, 2008
	(thousands)
Accrued expenses and other liabilities:
Trade creditor accruals	$2,569	$4,090
Compensation and benefits related accruals	5,816	6,724
Warranty accrual	2,020	2,598
Unrealized loss on hedges	2,301	—
Other accruals	6,673	5,657
Current portion of restructuring accrual	1,463	1,720

	$20,842	$20,789

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
During the three months ended December 27, 2008, the Company observed indicators of potential impairment of its goodwill, including the impact of the current general economic downturn on the Company’s future prospects and the continued decline of its market capitalization, which caused the Company to conduct a preliminary interim goodwill impairment analysis. Specifically, indicators emerged for SFAS No. 142 purposes within the New Focus reporting unit, which includes the technology acquired in the March 2004 acquisition of New Focus, Inc. (“New Focus”) and is in the Company’s non-telecom segment, and one other reporting unit in the non-telecom segment that includes the technology acquired in the March 2006 acquisition of Avalon Photonics AG (the “Avalon” reporting unit). These indicators led the Company to conclude that a SFAS No. 142 impairment test was required to be performed during the second quarter for goodwill in these reporting units.
Goodwill is tested for impairment using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, a second step of the impairment test is performed whereby the Company hypothetically applies purchase accounting to the reporting unit using the fair values from the first step in order to determine the implied fair value of a reporting unit’s goodwill.
The Company determined, in its preliminary first step goodwill impairment analysis, that its goodwill in the New Focus and Avalon reporting units was in fact impaired. Based upon preliminary calculations, the Company recorded $7.9 million for the impairment loss in its statement of operations for the three months ended December 27, 2008 as management concluded in the second quarter that the loss was probable and that the amount of loss was reasonably determinable. During the third quarter ended March 28, 2009, the Company completed its full evaluation of the second step impairment analysis, which indicated that the goodwill of $7.9 million was fully impaired. The impairment will not result in any current or future cash expenditures.
During the third quarter of fiscal 2009, in conjunction with its full evaluation of the second step goodwill impairment analysis, the Company also evaluated the fair value of the intangible assets of these two reporting units, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on this testing, the Company has determined that the intangibles of New Focus reporting unit were impaired by $2.8 million and that the intangibles of the Avalon reporting unit were impaired by $1.2 million. The Company recorded $4.0 million for the impairment loss related to these intangibles in its statements of operations for the third quarter of fiscal 2009. At March 28, 2009, remaining intangible assets subject to the amortization provisions of SFAS No. 142, net of accumulated amortization and impairment charges, were $1.8 million.

Note 6. Restructuring Liabilities
The following table summarizes the activity related to the Company’s restructuring liability for the nine months ended March 28, 2009:

	Accrued				Accrued
	Restructuring Costs	Amounts Charged to	Amounts Paid or	Adjustments	Restructuring Costs
	at June 28, 2008	Restructuring Costs	Written-off	and Reversals	at March 28, 2009
			(thousands)
Lease cancellations and commitments	$2,074	$1,693	$(1,041)	$—	$2,726
Termination payments to employees and related costs	754	383	(985)	(53)	99

Total accrued restructuring charges	2,828	$2,076	$(2,026)	$(53)	2,825

Less non-current accrued restructuring charges	(1,108)				(1,362)

Accrued restructuring charges included within accrued expenses and other liabilities	$1,720				$1,463

In connection with earlier plans of restructuring and cost reduction efforts, the Company continued to make scheduled payments drawing down the related lease cancellations and commitments and made further payments to terminated employees and for related costs. In the first quarter of fiscal 2009, the Company accrued an additional $1.5 million in expense related to existing restructuring plans for revised estimates of the cash flows for lease cancellations and commitments. Remaining net payments of lease cancellations and commitments in connection with the Company’s earlier restructuring and cost reduction efforts are included in the restructuring accrual as of March 28, 2009 and are expected to be paid out through April 2011.
For the three and nine months ended March 28, 2009, the Company made payments of $0.4 million and $1.0 million, respectively, related to lease commitments and made payments of $0.1 million and $1.0 million, respectively, in personnel related costs in connection with transferring certain non-telecom manufacturing activities from its San Jose, California facility to its Shenzhen, China facility. Separation payments under the restructuring and cost reduction efforts were accrued and charged to restructuring in the period that both the benefit amounts were determined and the amounts had been communicated to the affected employees.
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
The Company’s total amount of unrecognized tax benefits as of June 28, 2008 was approximately $92.3 million. For the nine months ended March 28, 2009, Approximately $1.3 million of these unrecognized tax benefits were released due to the expiration of various tax attributes. The Company has no unrecognized tax benefits that, if recognized, would affect its effective tax rate for the nine months ended March 28, 2009. Included in unrecognized tax benefits at March 28, 2009 is $0.2 million related to tax positions for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. As of March 28, 2009, the Company did not have any accrual for payment of interest and penalties related to unrecognized tax benefits.

The Company files U.S. federal, U.S. state and foreign tax returns and has determined its major tax jurisdictions are the United States, the United Kingdom and China. Tax returns in the following jurisdictions remain open to examination by the appropriate governmental agencies: U.S. federal and China for tax years 2005 to 2009, Switzerland and various U.S. states for tax years 2003 to 2009 and the United Kingdom for tax years 2002 to 2008. The Company’s Canadian income tax returns are currently under examination for the tax years 2005 and 2006. Management does not anticipate any significant adjustments to its financial position or results of operations as a result of this examination.
Note 8. Credit Agreement
On August 2, 2006, the Company and its wholly-owned subsidiaries Bookham Technology plc, New Focus and Bookham (U.S.) Inc. (collectively the “Borrowers”) entered into a credit agreement with Wells Fargo Foothill, Inc. and other lenders for a three year $25.0 million senior secured revolving credit facility (the “Credit Agreement”). On April 27, 2009, the Company amended the Credit Agreement, extending the term to August 1, 2012 and modifying certain other terms (the “Amended Credit Agreement”), as further described in Note 15, Subsequent Events.
Under the Credit Agreement, advances are available based on 80 percent of “qualified accounts receivable”, as defined in the Credit Agreement. The obligations of the Borrowers under the Credit Agreement are guaranteed by the Company, Ignis Optics, Inc., Bookham (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., each a wholly-owned subsidiary of the Company (together, the “Guarantors” and together with the Borrowers, the “Obligors”), and are secured pursuant to a security agreement (the “Security Agreement”) by the assets of the Obligors, including a pledge of the capital stock holdings of the Obligors in certain of their direct subsidiaries. Any new direct subsidiary of the Obligors is required to execute a guaranty agreement and join in the Security Agreement. Pursuant to the terms of the Credit Agreement, borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 2.75 percentage points or the bank’s prime rate plus 1.25 percentage points. In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and re-borrowed at any time until maturity.
The obligations of the Borrowers under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the material inaccuracy of representations or warranties, a cross-default related to other indebtedness in an aggregate amount of $1.0 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA and judgments and a change of control default. The Credit Agreement contains negative covenants applicable to the Company, the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum level of earnings before interest, taxes, depreciation and amortization (“EBITDA”) if the Borrowers have not maintained “minimum liquidity” (defined as $30 million of qualified cash and excess availability, each as also defined in the Credit Agreement), as well as restrictions on liens, capital expenditures, investments, indebtedness, fundamental changes to the borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates. As of March 28, 2009 and June 28, 2008, there were no borrowings under the Credit Agreement. As of March 28, 2009, the Company was in compliance with all covenants under the Credit Agreement. There was $0.3 million in an outstanding letter of credit with a vendor secured by this credit facility which expires in February 2010. As of June 28, 2008, there were $4.8 million in outstanding letters of credit with vendors secured by this credit facility.
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
Note 9. Commitments and Contingencies
Guarantees
The Company follows the provisions of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. The Company has the following financial guarantees:
•	In connection with the sale by New Focus of its passive component line to Finisar, Inc., New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This obligation expires in May 2009 and has no limitation on maximum liability. The Company has not historically paid out any amounts related to this indemnification obligation and does not expect to in the future, therefore no accrual has been made for this indemnification obligation.

•	The Company indemnifies its directors and certain employees as permitted by law, and has entered into indemnification agreements with certain directors and senior officers. The Company has not recorded a liability associated with these indemnification arrangements as the Company historically has not incurred any costs associated with such indemnification arrangements and does not expect to in the future. Costs associated with such indemnification arrangements may be mitigated, in whole or only in part, by insurance coverage that the Company maintains.

•	The Company also has indemnification clauses in various contracts that it enters into in the normal course of business, such as those issued by its banks in favor of several of its suppliers or indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing the Company’s products should such products infringe the intellectual property rights of a third party. The Company has not historically paid out any amounts related to these indemnification obligations and does not expect to in the future, therefore no accrual has been made for these indemnification obligations.
Provision for warranties
The Company accrues for the estimated costs to provide warranty services at the time revenue is recognized. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the Company’s warranty costs will increase, resulting in a decrease in gross profit and an increase in net loss.

	Three Months Ended		Nine Months Ended
	March 28,		March 28,
	2009	March 29, 2008	2009	March 29, 2008
		(thousands)
Warranty provision — beginning of period	$2,174	$2,331	$2,598	$2,569
Warranties issued	558	465	2,180	1,768
Warranties utilized or expired	(664)	(152)	(2,152)	(1,702)
Currency translation adjustment	(48)	73	(606)	82

Warranty provision — end of period	$2,020	$2,717	$2,020	$2,717

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
On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. It is uncertain if the litigations will settle. If settlement of the litigations does not occur and litigation against Bookham Technology plc and New Focus continues, the Company believes that both Bookham Technology plc and New Focus have meritorious defenses to the claims made in the Amended Class Action Complaints and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
On March 4, 2008, Oclaro filed a declaratory judgment complaint captioned Bookham, Inc. v. JDS Uniphase Corp. and Agility Communications, Inc., Civil Action No. 5:08-CV-01275-RMW, in the United States District Court for the Northern District of California, San Jose Division. Oclaro’s complaint sought declaratory judgments that its tunable laser products do not infringe any valid, enforceable claim of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, and that all claims of the aforementioned patents are invalid and unenforceable. Oclaro’s complaint also contained affirmative claims for relief against JDS Uniphase Corp. and Agility Communications, Inc. for statutory unfair competition, and for intentional interference with economic advantage.
On July 21, 2008, JDS Uniphase Corp. and Agility Communications, Inc. answered Oclaro’s complaint and asserted counterclaims against Oclaro for infringement of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, which JDS Uniphase Corp. acquired from Agility Communications, Inc. On October 6, 2008, JDS Uniphase Corp. indicated that its infringement claims are directed at Oclaro’s LamdaFlexTM TL500 VCJ; TL5000VLJ; TL3000; TL7000; TL8000 and TL9000 products.

JDS Uniphase Corp. sought unspecified compensatory damages, treble damages and attorneys’ fees from Oclaro, and an order enjoining Oclaro from future infringement of the patents-in-suit.
On November 7, 2008, JDS Uniphase Corp. petitioned the U.S. International Trade Commission to commence an investigation into alleged violations by Oclaro of Section 337 of the Tariff Act of 1930. On December 8, 2008, the U.S. International Trade Commission commenced investigation No. 337-TA-662 into Oclaro’s alleged importation into the United States, sale for importation, and sale within the United States after importation of tunable laser chips, assemblies, and products containing the same that infringe U.S. Patent Nos. 6,658,035 and 6,687,278. JDS Uniphase Corp. sought a general exclusion order prohibiting the importation of any Oclaro tunable laser chip, assembly, or product containing the same that infringes any claim of the aforementioned patents, as well as an order prohibiting sales after importation into the United States of any allegedly infringing products.
On April 10, 2009, Oclaro entered into a license and settlement agreement with JDS Uniphase Corp. pursuant to which Oclaro and JDS Uniphase Corp. have settled all claims between the parties arising out of Oclaro’s complaint filed in the United States District Court for the Northern District of California, San Jose Division, the complaint filed by JDS Uniphase Corp. and Agility Communications, Inc. in the United States District Court for the Northern District of California, San Jose Division, and the investigation and general exclusion order sought by JDS Uniphase Corp. in the U.S. International Trade Commission (collectively, the “Lawsuits”). The license and settlement agreement provides, among other things, that (i) Oclaro will pay JDS Uniphase Corp. an aggregate of $3.0 million in two equal installments, the first of which was paid on April 14, 2009 with the second installment due on or about April 15, 2010, for the settlement of all claims in the Lawsuits, (ii) each party will refrain from instituting any patent litigation against the other party for a period of four years, (iii) each party releases the other from any claim or counterclaim asserted in or arising from the Lawsuits, (iv) JDS Uniphase Corp. provides Oclaro and the customers for certain of its products with a patent license under the JDS Uniphase Corp. patents-in-suit, plus related patents, for the lives of the patents, and (v) beginning April 10, 2010, Oclaro will pay JDS Uniphase Corp. a royalty of up to $1.0 million per year for up to five years. Oclaro and JDS Uniphase Corp. have entered into a stipulation and order of dismissal, and JDS Uniphase Corp. has filed a motion to terminate the Lawsuits.
In connection with the settlement with JDS Uniphase Corp., for three and nine months ended March 28, 2009, the Company recorded legal settlement expense of $3.7 million and $4.0 million, respectively. Of these amounts, $3.0 million in each period represents settlement payments paid or payable to JDSU and $0.7 million and $1.0 million for three and nine months ended March 28, 2009, respectively, represents legal fees incurred in connection with the litigation.
On February 3, 2009, a purported class action complaint was filed against Avanex and its directors, Bookham, Inc., and Ultraviolet Acquisition Sub, Inc. in the Superior Court of California, Alameda County by two individuals who purport to be shareholders of Avanex. Plaintiffs purport to bring this action on behalf of all shareholders of Avanex. On March 3, 2009, these individuals filed an amended complaint. The amended complaint alleges that the defendants breached their fiduciary duties by failing to maximize shareholder value in connection with the contemplated merger of Avanex and Bookham, and that the joint proxy statement/prospectus fails to provide stockholders with material information or contains materially misleading information thereby rendering the stockholders unable to cast an informed vote on the proposed merger. The complaint also alleges that Avanex, Bookham, and Ultraviolet Acquisition Sub, Inc. aided and abetted the individual defendants’ alleged breach of fiduciary duties. The complaint seeks to permanently enjoin the merger with Bookham, monetary damages in an unspecified amount attributable to the alleged breach of duties, and legal fees and expenses. On April 8, 2009, the parties signed a memorandum of understanding which contemplates that they will draft and enter into a mutually acceptable settlement agreement, to be submitted to this Court for its approval. Certain salient elements of the memorandum of understanding include: (1) certification of a non-opt-out class of Avanex shareholders; (2) notice to the class, and opportunity to object to the settlement; (3) disclosure of additional information regarding the proposed transaction between Avanex and Bookham; (4) granting a release to the defendants; (5) payment of an attorney’s fee to plaintiff’s counsel, subject to the Court’s approval, of up to $230,000; and (6) defendants paying the costs of notice to the class.
Note 10. Stock-based Compensation
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
The assumptions used to value stock option grants for the three and nine months ended March 28, 2009 and March 29, 2008 are as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
Expected life	4.5 years	4.5 years	4.5 years	4.5 years
Risk-free interest rate	1.9%	3.1%	2.8%	3.6%
Volatility	84.6%	73.0%	74.0%	75.2%
Dividend yield	—	—	—	—
The amounts included in cost of revenues and operating expenses for stock-based compensation expenses for the three and nine months ended March 28, 2009 and March 29, 2008 were as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
		(thousands)
Stock-based compensation by category of expense:
Costs of revenues	$290	$380	$969	$1,703
Research and development	236	243	708	1,337
Selling, general and administrative	536	611	1,626	2,603

	$1,062	$1,234	$3,303	$5,643

Stock-based compensation by type of award
Stock options	$904	$922	$2,573	$3,099
Restricted stock awards	136	212	566	2,391
Inventory adjustment to cost of revenues	22	100	164	153

	$1,062	$1,234	$3,303	$5,643

As of March 28, 2009 and June 28, 2008, the Company had capitalized $0.2 million and $0.3 million, respectively, of stock-based compensation as inventory.
The following table summarizes the combined activity under all of the Company’s equity incentive plans for the nine months ended March 28, 2009:

	Awards	Stock	Weighted-	Restricted Stock	Weighted-
	Available	Options	Average	Awards / Units	Average Grant
	For Grant	Outstanding	Exercise Price	Outstanding	Date Fair Value
	(thousands)	(thousands)		(thousands)
Balances at June 28, 2008	9,603	6,822	$5.87	1,503	$2.91
Granted	(3,621)	3,621	$1.42	—	$—
Exercised or released	—	—	$—	(861)	$2.92
Cancelled or forfeited	1,065	(936)	$5.55	(211)	$4.38

Balances at March 28, 2009	7,047	9,507	$3.94	431	$2.47

The Company generally grants stock options that vest over a four to five year service period and restricted stock awards that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives or pursuant to action by the Company’s Board of Directors or a committee of the Board.
Supplemental disclosure information about the Company’s stock options outstanding as of March 28, 2009 was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(thousands)		(years)	(thousands)
Options exercisable at March 28, 2009	3,931	$6.73	6.6	$—
Options expected to vest at March 28, 2009	9,136	$4.03	6.7	$67
Options outstanding at March 28, 2009	9,507	$3.94	7.9	$74
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $0.44 as of March 27, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. There were no shares of common stock subject to in-the-money options which were exercisable as of March 28, 2009. The Company settles employee stock option exercises with newly issued shares of common stock.
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
For the three and nine months ended March 28, 2009 and March 29, 2008, there were no stock options, warrants or restricted stock awards factored into the computation of diluted shares outstanding since the Company incurred a net loss in these periods and their inclusion would be anti-dilutive.
For the three and nine months ended March 28, 2009, the effects of potentially dilutive securities (which include warrants, stock options and restricted stock awards) totaling 20.8 million and 20.3 million common shares, respectively, have been excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. For the three and nine months ended March 29, 2008, the effects of potentially dilutive securities totaling 16.9 million common shares for each period have been excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.

Note 12. Comprehensive Loss
For the three and nine months ended March 28, 2009 and March 29, 2008, the Company’s comprehensive loss was primarily comprised of its net loss, the change in the unrealized gain (loss) on currency instruments designated as hedges, unrealized gain (loss) on short-term investments and foreign currency translation adjustments. The components of comprehensive loss were as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(thousands)
Net loss	$(13,281)	$(5,400)	$(17,549)	$(21,541)
Other comprehensive income (loss):
Unrealized gain (loss) on currency instruments designated as hedges	1,635	(74)	(2,388)	(296)
Unrealized gain (loss) on short-term investments	(33)	14	11	14
Currency translation adjustments	(1,649)	3,123	(16,964)	3,685

Comprehensive loss	$(13,328)	$(2,337)	$(36,890)	$(18,138)

Note 13. Segments of an Enterprise and Related Information
SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Chief Executive Officer of the Company is the Company’s chief operating decision maker. As of March 28, 2009, the Company is organized and operates as two operating segments: (i) telecom and (ii) non-telecom. The telecom segment is responsible for the design, development, chip and filter level manufacturing, marketing and selling of optical solutions for telecommunications applications. The non-telecom segment is responsible for the design, development, marketing and selling of non-telecom products, which include photonics and microwave solutions, high power lasers, thin film filters and VCSELs (vertical cavity surface emitting lasers). The Company evaluates the performance of its segments and allocates resources based on consolidated revenues and overall performance.
Segment information for the three and nine months ended March 28, 2009 and March 29, 2008 is as follows:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(thousands)
Revenues
Telecom	$36,621	$43,878	$126,294	$129,410
Non-telecom	10,371	15,825	37,433	43,531

Consolidated revenues	$46,992	$59,703	$163,727	$172,941

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
	(thousands)
Operating loss
Telecom	$482	$(7,849)	$(6,691)	$(23,651)
Non-telecom	(4,316)	1,846	(6,933)	2,351

Total segment operating loss	(3,834)	(6,003)	(13,624)	(21,300)
Stock compensation	(1,062)	(1,234)	(3,303)	(5,643)
Legal settlements	(3,705)	(54)	(3,829)	(931)
Gain on sale of property and equipment	16	596	8	2,312
Impairment of goodwill and other intangible assets	(4,034)	—	(11,915)	—

Consolidated operating loss	$(12,619)	$(6,695)	$(32,663)	$(25,562)

The following table shows revenues by geographic area based on the delivery locations of the Company’s products:

	Three Months Ended		Nine Months Ended
	March 28,	March 29,	March 28,	March 29,
	2009	2008	2009	2008
		(thousands)
United States	$11,596	$13,885	$42,577	$42,242
Canada	3,804	8,998	11,702	30,454
Europe:
United Kingdom	3,929	2,471	9,789	6,735
Other	8,980	10,629	30,071	28,979
Asia:
China	15,058	16,778	42,490	42,041
Other	3,608	5,586	16,871	17,069
Rest of world	17	1,356	10,227	5,421

	$46,992	$59,703	$163,727	$172,941

The following table sets forth the Company’s long-lived tangible assets by geographic region as of the dates indicated:

	March 28, 2009	June 28, 2008
	(thousands)
United States	$1,937	$1,824
China	22,141	20,443
United Kingdom	2,682	6,296
Other	4,269	4,399

	$31,029	$32,962

Significant Customers and Concentration of Credit Risk
For the three months ended March 28, 2009, Huawei Technologies accounted for 19 percent and Nortel accounted for 14 percent of the Company’s revenues. For the three months ended March 29, 2008, Huawei Technologies and Nortel each accounted for 13 percent of the Company’s revenues. For the nine months ended March 28, 2009, Nortel and Huawei Technologies each accounted for 15 percent of the Company’s revenues. For the nine months ended March 29, 2008, Nortel accounted for 14 percent of the Company’s revenues.
As of March 28, 2009, Huawei Technologies accounted for 23 percent of accounts receivable. As of June 28, 2008, Nortel accounted for 15 percent and Huawei Technologies accounted for 12 percent of accounts receivable.
In the second quarter of fiscal 2009 the Company issued billings of (i) $4.1 million for products that were shipped to Nortel, but for which payment was not received prior to its bankruptcy filing on January 14, 2009, and (ii) $1.3 million for products that were shipped to a contract manufacturer for which payment might not have been received due to the Nortel bankruptcy filing. As a result, an aggregate of $5.4 million in revenue was deferred, and therefore was not recognized as revenues or accounts receivable in the accompanying consolidated financial statements at the time of such billings, as the Company determined that such amounts were not reasonably assured of collectability in accordance with its revenue recognition policy. In the third quarter of fiscal 2009, the Company recognized revenues of $0.6 million from Nortel and $1.3 million from the related contract manufacturer upon receipt of payment for billings which had been previously deferred. As of March 28, 2009, the Company had contractual receivables from Nortel totaling $3.5 million which are not reflected in the accompanying condensed consolidated balance sheet.

Note 14. Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended March 28, 2009 that are of significance, or potential significance, to the Company.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations and in April 2009, the FASB issued FASB Staff Position (“FSP”) No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. These standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in a business combination. These standards also establish disclosure requirements that will enable users to evaluate the nature and financial effects of a business combination. SFAS No. 141R and FSP No. 141R-1 are effective for the Company for acquisitions made after June 27, 2009. The Company does not anticipate that the adoption of these pronouncements will have a significant impact on its financial statements; however, the implementation of SFAS No. 141R and FSP No. 141R-1 may have a material impact on the Company’s accounting for businesses acquired by the Company post-adoption.
In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157. FSP No.157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal 2010. The major categories of non-financial assets and non-financial liabilities that are measured at fair value, for which the Company has not yet applied the provisions of SFAS No. 157, are goodwill and intangible assets.
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
In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for the Company’s annual reporting for the fiscal year ending on June 27, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 157-4 on its consolidated financial position, results of operations and cash flows.
In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company’s interim reporting period ending on September 26, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 107-1 and APB 28-1 on its consolidated financial position, results of operations and cash flows.
In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for the Company’s annual reporting for the fiscal year ending on June 27, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 115-2 and SFAS No. 124-2 on its consolidated financial position, results of operations and cash flows.

Note 15. Subsequent Events
Merger of Oclaro Inc. and Avanex Corporation
On January 27, 2009, Oclaro announced that it had entered into a definitive agreement providing for the merger of Oclaro and Avanex Corporation (“Avanex”). On April 27, 2009, the Company consummated the combination with Avanex through the merger of Avanex with a wholly-owned subsidiary of the Company following approval by the stockholders of both companies. Under the terms of the merger agreement, Avanex stockholders received, at a fixed exchange ratio, 5.426 shares of Oclaro common stock for every share of Avanex common stock they owned. The Company issued 85,152,166 shares of its common stock for all of the outstanding shares of Avanex on April 27, 2009. Oclaro’s stockholders immediately before April 27, 2009 now own, following the merger, approximately 54.2 percent and Avanex’s stockholders now own approximately 45.8 percent of the combined company. The combination is intended to qualify as a tax-free reorganization for federal income tax purposes. The Company will account for this acquisition under the purchase method and the results of operations of Avanex (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired and liabilities assumed will be included in the Company’s consolidated financial statements beginning in the fourth quarter of fiscal 2009. For accounting purposes, the fair value of the consideration paid to Avanex stockholders was $31.8 million, based on a price of $0.3731 per share of Oclaro common stock, which is the weighted-average of the closing market prices of Oclaro’s common stock for a period beginning two days before and ending two days after January 27, 2009.
Effective with the merger, Alain Couder, President and Chief Executive Officer of Oclaro, remains as President and Chief Executive Officer of the Company and remains a director on the Company’s board of directors. James Haynes remains as Chief Operating Officer and Jerry Turin remains as Chief Financial Officer of the Company. Under the merger agreement, the Company agreed to decrease the size of its board of directors by one member, to a total of seven members, and to appoint three current members of the Avanex board of directors to serve on the board. To create the required vacancies on the Company’s board, directors Joseph Cook, W. Arthur Porter, Peter Bordui and David Simpson resigned effective immediately prior to the merger. Effective with the merger, Dr. Giovanni Barbarossa, Chief Executive Officer of Avanex, along with former Avanex Directors Greg Dougherty and Joel Smith III, have joined the Company’s board of directors.
In a separate transaction that also occurred on April 27, 2009, following the closing of the merger of Avanex into Bookham, Bookham changed its name to Oclaro, Inc. This name change was effected pursuant to Section 253 of the General Corporation Law of the State of Delaware by the merger of a wholly-owned subsidiary of Bookham, Inc. (the “Subsidiary”) into Bookham, Inc. Bookham, Inc. was the surviving corporation in this merger with the Subsidiary and, in connection with the merger, amended its Restated Certificate of Incorporation to change its name to Oclaro, Inc. pursuant to a Certificate of Ownership and Merger filed on April 27, 2009 with the Secretary of State of the State of Delaware.
On April 27, 2009 the Company also amended its restated certificate of incorporation to increase the number of authorized shares of common stock from 175,000,000 shares to 450,000,000.
Renewal of Credit Agreement
On April 27, 2009, the Company and its wholly-owned subsidiaries Bookham Technology plc, New Focus and Bookham (U.S.) Inc. (collectively the “Borrowers”) amended its existing credit agreement with Wells Fargo Foothill, Inc. and other lenders for a $25.0 million senior secured revolving credit facility (the “Amended Credit Agreement”), extending the term to August 1, 2012 and modifying certain other terms. Under the Amended Credit Agreement, borrowings bear interest at a rate based on either LIBOR plus 3.50 percentage points or the bank’s prime rate plus 3.50 percentage points, subject to a minimum LIBOR rate of 2.50 percentage points and a minimum prime rate which is the greater of (i) 3.50 percentage points or (ii) the 90-day LIBOR rate plus 1.00 percentage point. In the absence of an event of default, any amounts outstanding under the Amended Credit Agreement may be repaid and re-borrowed at any time until maturity, which is August 1, 2012. The Amended Credit Agreement consents to the Avanex merger and requires Avanex Corporation to execute a guaranty agreement and join in the Security Agreement.
The Amended Credit Agreement contains negative covenants applicable to the Company, the Borrowers and their subsidiaries, including financial covenants requiring the Borrowers to maintain a minimum fixed charge coverage ratio if the Borrowers have not maintained “minimum liquidity” (defined as $30 million of qualified cash and excess availability, each as also defined in the Amended Credit Agreement), as well as restrictions on liens, investments, indebtedness, fundamental changes to the borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business, and transactions with affiliates.

In connection with the Amended Credit Agreement, the Company paid a closing fee of $250,000 and agreed to pay a monthly servicing fee of $3,000 and an unused line fee equal to 0.50 percentage points per annum, payable monthly on the unused amount of revolving credit commitments. To the extent there are letters of credit outstanding under the Amended Credit Agreement, the Borrowers are obligated to pay the administrative agent a letter of credit fee at a rate equal to 3.50 percentage points per annum.
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
Overview
We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. Due to its advantages of higher capacity and transmission speed, optical transmission has become the predominant technology for large-scale communications networks. Our primary operating segment, which we refer to as our telecom segment, addresses the optical communications market. There are four particular drivers which we believe are contributing to growth in this market: (i) wireless and wire-line spending by telecommunications networking equipment companies, (ii) the introduction of new, more cost-effective product technologies, such as tunable products, (iii) the expansion of optical networking in the metro space, driven by the build out of broadband access networks such as fiber-to-the home initiatives and (iv) the competition among cable network operators offering voice, video and data services and traditional telephony service providers which results in increased utilization of optical networking technologies, including the long haul backbone where many of our product offerings are utilized. We believe drivers (i), (iii) and (iv) contribute to the overall demand for broadband capacity and therefore to the demand for the substantial portion of our telecom product offerings, while driver (ii) is of particular relevance to the demand for our tunable telecom products.
We are one of the largest vertically-integrated vendors of optical components used for fiber optic telecommunications network applications. Our customers include leading equipment systems vendors, including ADVA, Alcatel-Lucent, Ciena, Cisco, Huawei, Nortel Networks Corporation (“Nortel”), Tellabs and Tyco.
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

Merger with Avanex Corporation
On January 27, 2009, we announced that we had entered into a definitive agreement to merge with Avanex Corporation (“Avanex”). On April 27, 2009, we consummated the combination with Avanex through the merger of Avanex with a wholly-owned subsidiary following approval by the stockholders of both companies. Under the terms of the merger agreement, Avanex stockholders received, at a fixed exchange ratio, 5.426 shares of our common stock for every share of Avanex common stock they owned on April 27, 2009. We issued 85,152,166 shares of our common stock for all of the outstanding shares of Avanex on April 27, 2009. Our stockholders immediately before April 27, 2009 now own, following the merger, approximately 54.2 percent and Avanex’s stockholders now own approximately 45.8 percent of the combined company. The combination is intended to qualify as a tax-free reorganization for federal income tax purposes. We will account for this acquisition under the purchase method and the results of operations of Avanex (beginning with the closing date of the acquisition) and the estimated fair value of assets acquired and liabilities assumed will be included in our consolidated financial statements beginning in the fourth quarter of fiscal 2009. For accounting purposes, the fair value of the consideration paid to Avanex stockholders was $31.8 million, based on a price of $0.3731 per share of Oclaro common stock, which is the weighted-average of the closing market prices of Oclaro’s common stock for a period beginning two days before and ending two days after January 27, 2009.
We anticipate that our revenues, primarily our telecom revenues, will be significantly higher in our fourth quarter of fiscal 2009, as revenues will include the results of Avanex subsequent to the close of the merger on April 27, 2009. We expect that our cost of revenues and operating expenses will correspondingly increase in future periods. We also anticipate incurring restructuring charges in our fourth quarter of fiscal 2009 in connection with the merger.
In a separate transaction that also occurred on April 27, 2009, following the closing of the merger with Avanex, Bookham changed its name to Oclaro, Inc. This name change was effected pursuant to Section 253 of the General Corporation Law of the State of Delaware by the merger of a wholly-owned subsidiary of Bookham, Inc. (the “Subsidiary”) into Bookham, Inc. Bookham, Inc. was the surviving corporation in this merger with the Subsidiary and, in connection with the merger, amended its Restated Certificate of Incorporation to change its name to Oclaro, Inc. pursuant to a Certificate of Ownership and Merger filed on April 27, 2009 with the Secretary of State of the State of Delaware.
On April 27, 2009 we also amended our restated certificate of incorporation to increase the number of authorized shares of common stock from 175,000,000 shares to 450,000,000.
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
Revenue Recognition for Financially Distressed Customers
Our revenue recognition policy, which is more fully described in our 2008 Form 10-K, follows Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. Specifically, we recognize product revenue when (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped and title has transferred, (iii) collectability is reasonably assured, (iv) fees are fixed or determinable and (v) there are no uncertainties with respect to customer acceptance. We recognize revenues from financially distressed customers when collectability becomes reasonably assured, assuming all other criteria for revenue recognition have been met.
In the three months ended December 27, 2008, we issued billings of (i) $4.1 million for products that were shipped to Nortel, but for which payment was not received prior to its bankruptcy filing on January 14, 2009 and (ii) $1.3 million for products that were shipped to a contract manufacturer to Nortel for which payment may not be received as a result of the Nortel bankruptcy filing. As a result, an aggregate of $5.4 million in revenue was not recognized as revenues or accounts receivable in the condensed consolidated financial statements at the time of such billings, and such amounts were therefore deferred as we determined that such amounts were not reasonably assured of collectability in accordance with our revenue recognition policy. The corresponding costs associated with these billings in the second quarter of fiscal 2009 were fully included in costs of revenues for the second quarter of fiscal 2009, as title to the products passed to the customer upon shipment or delivery, depending on the terms of the individual sale.
In the third quarter of fiscal 2009, we recognized revenues of $1.9 million from these customers upon receipt of payment for billings which had been previously deferred. This increased our revenues and gross margin and decreased our net loss for the three months ended March 28, 2009 by $1.9 million each. This also increased our gross margin rate for the three months ended March 28, 2009 by approximately 3.2 percentage points. For the nine months ended March 28, 2009, net revenue deferrals to these customers reduced our revenues and gross margin and increased our net loss by $3.5 million each. This also decreased our gross margin rate for the nine months ended March 28, 2009 by approximately 1.6 percentage points.
As of March 28, 2009, the Company had contractual receivables from Nortel totaling $3.5 million which are not reflected in the accompanying condensed consolidated balance sheet. To the extent that collectability becomes reasonably assured for these deferred billings in future periods, our future results will benefit from the recognition of these amounts.
Impairment of Goodwill and Other Intangible Assets
We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also review goodwill annually in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangibles. The values assigned to goodwill and other intangible assets are usually based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.
During the three months ended December 27, 2008, we observed indicators of potential impairment of our goodwill, including the impact of the current general economic downturn on our future prospects and the continued decline of our market capitalization, which caused us to conduct a preliminary interim goodwill impairment analysis. Specifically, indicators emerged for SFAS No. 142 purposes within the New Focus Inc. (“New Focus”) reporting unit, which includes the technology acquired in the March 2004 acquisition of New Focus, Inc. and is in our non-telecom segment, and one other reporting unit in our non-telecom segment that includes the technology acquired in the March 2006 acquisition of Avalon Photonics AG (the “Avalon” reporting unit). These indicators led us to conclude that a SFAS No. 142 impairment test was required to be performed during the second quarter for goodwill in these reporting units.
Goodwill is tested for impairment using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, a second step of the impairment test is performed whereby the Company hypothetically applies purchase accounting to the reporting units using the fair values from the first step in order to determine the implied fair value of a reporting unit’s goodwill.
We determined, in our preliminary first step goodwill impairment analysis, that our goodwill in the New Focus and Avalon reporting units was in fact impaired. Based upon preliminary calculations, we previously recorded $7.9 million for the impairment loss in our statement of operations for the three months ended December 27, 2008 as we concluded in the second quarter that the loss was probable and that the amount of loss was reasonably determinable. During the third quarter ended March 28, 2009, we completed our full evaluation of the second step impairment analysis, which indicated that the goodwill of $7.9 million was fully impaired. The impairment will not result in any current or future cash expenditures.
During the third quarter, in conjunction with our full evaluation of the second step goodwill impairment analysis, we also evaluated the fair value of the intangible assets of these two reporting units, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on this testing, we have determined that the intangibles of our New Focus reporting unit were impaired by $2.8 million and that the intangibles of our Avalon reporting unit were impaired by $1.2 million. We recorded $4.0 million for the impairment loss related to these intangibles in our statements of operations for the third quarter. At March 28, 2009, remaining intangible assets subject to the amortization provisions of SFAS No. 142, net of accumulated amortization and impairment charges, were $1.8 million.

Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended March 28, 2009 that are of significance, or potential significance, to us.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations and in April 2009, the FASB issued FASB Staff Position (“FSP”) No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. These standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in a business combination. These standards also establish disclosure requirements that will enable users to evaluate the nature and financial effects of a business combination. SFAS No. 141R and FSP No. 141R-1 are effective for us for acquisitions made after June 27, 2009. We do not anticipate that the adoption of these pronouncements will have a significant impact on our financial statements; however, the implementation of SFAS No. 141R and FSP No. 141R-1 may have a material impact on our accounting for businesses we acquire post-adoption.
In February 2008, the FASB issued FSP No. 157-2, Effective Date of FASB Statement No. 157. FSP No.157-2 delays the effective date of SFAS No. 157, Fair Value Measurements for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal 2010. The major categories of non-financial assets and non-financial liabilities that are measured at fair value, for which we have not yet applied the provisions of SFAS No. 157, are goodwill and intangible assets.
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
In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS No. 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective for our annual reporting for the fiscal year ending on June 27, 2009. We are currently evaluating the impact of the implementation of FSP SFAS No. 157-4 on our consolidated financial position, results of operations and cash flows.
In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for our interim reporting period ending on September 26, 2009. We are currently evaluating the impact of the implementation of FSP SFAS No. 107-1 and APB 28-1 on our consolidated financial position, results of operations and cash flows.
In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS No. 115-2 and SFAS No. 124-2 provides additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective for our annual reporting for the fiscal year ending on June 27, 2009. We are currently evaluating the impact of the implementation of FSP SFAS No. 115-2 and SFAS No. 124-2 on our consolidated financial position, results of operations and cash flows.

Results of Operations
The following table sets forth our condensed consolidated results of operations for the three month periods indicated, along with amounts expressed as a percentage of net revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	March 28, 2009		March 29, 2008		Change	(Decrease)
	(thousands)%		(thousands)%		(thousands)%
Revenues	$46,992	100.0	$59,703	100.0	$(12,711)	(21.3)
Cost of revenues	36,103	76.8	46,320	77.6	(10,217)	(22.1)

Gross margin	10,889	23.2	13,383	22.4	(2,494)	(18.6)

Operating expenses:
Research and development	6,215	13.2	7,570	12.7	(1,355)	(17.9)
Selling, general and administrative	9,246	19.7	11,711	19.6	(2,465)	(21.0)
Amortization of intangible assets	264	0.6	667	1.1	(403)	(60.4)
Restructuring and severance charges	60	0.1	672	1.1	(612)	(91.1)
Legal settlements	3,705	7.9	54	0.1	3,651	6,761.1
Impairment of goodwill and other intangible assets	4,034	8.6	—	—	4,034	n/m (1)
Gain on sale of property and equipment	(16)	—	(596)	(1.0)	580	(97.3)

Total operating expenses	23,508	50.1	20,078	33.6	3,430	17.1

Operating loss	(12,619)	(26.9)	(6,695)	(11.2)	(5,924)	88.5
Other income (expense):
Other expense	(5)	—	—	—	(5)	n/m (1)
Interest income	70	0.1	414	0.7	(344)	(83.1)
Interest expense	(109)	(0.2)	(97)	(0.2)	(12)	12.4
Gain (loss) on foreign exchange	(599)	(1.3)	995	1.7	(1,594)	n/m (1)

Total other income (expense)	(643)	(1.4)	1,312	2.2	(1,955)	n/m (1)

Loss before income taxes	(13,262)	(28.3)	(5,383)	(9.0)	(7,879)	146.4
Income tax provision	19	—	17	—	2	11.8

Net loss	$(13,281)	(28.3)	$(5,400)	(9.0)	$(7,881)	145.9

(1)	Not meaningful.

The following table sets forth our condensed consolidated results of operations for the nine month periods indicated, along with amounts expressed as a percentage of net revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Nine Months Ended					Increase
	March 28, 2009		March 29, 2008		Change	(Decrease)
	(thousands)%		(thousands)%		(thousands)%
Revenues	$163,727	100.0	$172,941	100.0	$(9,214)	(5.3)
Cost of revenues	127,504	77.9	133,787	77.4	(6,283)	(4.7)

Gross margin	36,223	22.1	39,154	22.6	(2,931)	(7.5)

Operating expenses:
Research and development	21,047	12.8	24,430	14.1	(3,383)	(13.8)
Selling, general and administrative	28,904	17.7	35,199	20.4	(6,295)	(17.9)
Amortization of intangible assets	1,171	0.7	4,017	2.3	(2,846)	(70.8)
Restructuring and severance charges	2,028	1.2	2,451	1.4	(423)	(17.3)
Legal settlements	3,829	2.3	931	0.5	2,898	311.3
Impairment of goodwill and other intangible assets	11,915	7.3	—	—	11,915	n/m (1)
Gain on sale of property and equipment	(8)	—	(2,312)	(1.3)	2,304	(99.7)

Total operating expenses	68,886	42.0	64,716	37.4	4,170	6.4

Operating loss	(32,663)	(19.9)	(25,562)	(14.8)	(7,101)	27.8
Other income (expense):
Other expense	(700)	(0.4)	—	—	(700)	n/m (1)
Interest income	527	0.3	1,160	0.7	(633)	(54.6)
Interest expense	(433)	(0.3)	(484)	(0.3)	51	(10.5)
Gain on foreign exchange	15,763	9.6	3,315	1.9	12,448	375.5

Total other income (expense)	15,157	9.2	3,991	2.3	11,166	279.8

Loss before income taxes	(17,506)	(10.7)	(21,571)	(12.5)	4,065	(18.8)
Income tax provision (benefit)	43	—	(30)	—	73	n/m (1)

Net loss	$(17,549)	(10.7)	$(21,541)	(12.5)	$3,992	(18.5)

(1)	Not meaningful.
Revenues
Revenues for the three months ended March 28, 2009 decreased by $12.7 million, or 21.3 percent, compared to the three months ended March 29, 2008. The decrease was largely due to a decrease in sales from our telecom segment of $7.3 million and a decrease in non-telecom segment sales of $5.4 million. We believe our decrease in telecom sales for the three months ended March 28, 2009 was primarily attributable to the uncertainty in the worldwide financial markets, the related global economic downturn, and the resulting impact on certain of our customers and the overall markets for our products, which was partially offset by increases in sales to Huawei Technologies of $0.8 million and smaller increases in sales from certain other customers. For the three months ended March 28, 2009, Huawei Technologies accounted for $8.8 million, or 19 percent, of our total revenues and Nortel accounted for $6.8 million, or 14 percent, of our total revenues. For the three months ended March 29, 2008, Huawei Technologies accounted for $8.0 million, or 13 percent, of our total revenues and Nortel accounted for $7.9 million, or 13 percent, of our total revenues.
Revenues for the nine months ended March 28, 2009 decreased by $9.2 million, or 5.3 percent, compared to the nine months ended March 29, 2008. The decrease was largely due to a decrease in sales from our telecom segment of $3.1 million and a decrease in non-telecom segment sales of $6.1 million. We believe our decrease in telecom sales for the nine months ended March 28, 2009 compared to the same period in the prior year was primarily attributable to the uncertainty in the worldwide financial markets, the related global economic downturn, and the resulting impact on certain of our customers and the overall markets for our products, which was partially offset by increases in sales to Huawei Technologies of $8.3 million and smaller increases in sales from certain other customers. For the nine months ended March 28, 2009, Huawei Technologies accounted for $25.2 million, or 15 percent, of our total revenues and Nortel accounted for $24.8 million, or 15 percent, of our total revenues. For the nine months ended March 29, 2008, Nortel accounted for $25.0 million, or 14 percent, of our total revenues.
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
Our cost of revenues for the three months ended March 28, 2009 decreased $10.2 million, or 22.1 percent, from the three months ended March 29, 2008. This decrease was primarily due to lower costs associated with lower sales volumes and cost reductions on components we purchase in connection with the manufacture of a number of our telecom products, primarily our tunable products. Our cost of revenues for the three months ended March 28, 2009 included $0.3 million of stock-based compensation charges compared to $0.4 million for the three months ended March 29, 2008.
Our cost of revenues for the nine months ended March 28, 2009 decreased $6.3 million, or 4.7 percent, from the nine months ended March 29, 2008. This decrease was primarily due to lower costs associated with lower sales volumes and telecom product cost reductions, primarily our tunable products, which was partially offset by $0.9 million in additional manufacturing overhead costs in connection with the transfer of manufacturing operations of our non-telecom segment from our San Jose, California facility to our facility in Shenzhen, China. Our cost of revenues for the nine months ended March 28, 2009 included $1.0 million of stock-based compensation charges compared to $1.7 million for the nine months ended March 29, 2008.
The costs associated with the $3.5 million of products shipped to Nortel in the second quarter of fiscal 2009, but for which revenue has been deferred in accordance with our revenue recognition policy, as described above, are fully included in costs of revenues for the nine months ended March 28, 2009, as title to the products passed to the customer upon shipment or delivery, depending on the terms of the individual sale, during the nine month period.
Gross Margin
Gross margin is calculated as revenues less cost of revenues. The gross margin rate is gross margin reflected as a percentage of revenues.
Our gross margin decreased by $2.5 million, or 18.6 percent, for the three months ended March 28, 2009, compared to the three months ended March 29, 2008. Our gross margin rate increased to 23.2 percent for the three months ended March 28, 2009, compared to 22.4 percent for the three months ended March 29, 2008. The increase in gross margin rate was primarily associated with our recognition of $1.9 million of revenues, and $1.9 million of related gross margin, from two customers upon receipt of payment for billings which had been previously deferred, which increased the gross margin rate for the three months ended March 28, 2009 by approximately 3.2 percentage points. Our gross margin rate would have otherwise decreased, primarily due to lower sales volumes in both of our operating segments for the three months ended March 28, 2009 as compared to March 29, 2008 due to the fixed nature of certain costs spread over lower volume.
Our gross margin decreased by $2.9 million, or 7.5 percent, for the nine months ended March 28, 2009, compared to the nine months ended March 29, 2008. Our gross margin rate decreased to 22.1 percent for the nine months ended March 28, 2009, compared to 22.6 percent in the nine months ended March 29, 2008. Gross margin and gross margin rate would have increased to $39.7 million and 23.7 percent, respectively, if not for the costs associated with the $3.5 million of products shipped to two customers in the second quarter of fiscal 2009, but for which revenue has been deferred in accordance with our revenue recognition policy. This increase, excluding the $3.5 million in product costs for which revenue has been deferred, was primarily due to cost reductions on components we purchase in connection with the manufacture of a number of our telecom products, primarily our tunable products, which was partially offset by $0.9 million of additional manufacturing overhead costs in connection with the transfer of manufacturing operations of our non-telecom segment from our San Jose, California facility to our facility in Shenzhen, China.

Research and Development Expenses
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.
Research and development expenses decreased to $6.2 million for the three months ended March 28, 2009 from $7.6 million for the three months ended March 29, 2008. The decrease was primarily due to decreases in personnel costs of $0.7 million due to reductions in personnel and other miscellaneous decreases in spending of $1.4 million, as a result of our restructurings and cost reduction plans, which were partially offset by increased costs for materials used in research and development of $0.7 million. Approximately $1.3 million of the cost reductions was associated with lower expenses in our U.K. research and development activities as a result of the U.K. pound sterling weakening relative to the U.S. dollar.
Research and development expenses decreased to $21.0 million for the nine months ended March 28, 2009 from $24.4 million for the nine months ended March 29, 2008. The decrease was primarily due to decreases in personnel costs of $2.2 million and stock-based compensation of $0.6 million due to reductions in personnel and other miscellaneous decreases in spending of $2.7 million, as a result of our restructurings and cost reduction plans, which were partially offset by increased costs for materials used in research and development of $2.1 million. Approximately $2.5 million of the cost reductions was associated with lower expenses in our U.K. research and development activities as a result of the U.K. pound sterling weakening relative to the U.S. dollar.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.
Selling, general and administrative expenses decreased to $9.2 million for the three months ended March 28, 2009 from $11.7 million for the three months ended March 29, 2008. The decrease was primarily the result of decreases in personnel costs of $0.8 million and stock-based compensation of $0.1 million as a result of restructuring and cost reduction plans and a reduction of $1.6 million in other miscellaneous expenses. Approximately $1.1 million of the cost reductions was associated with lower expenses in our U.K. sales, general and administrative activities as a result of the U.K. pound sterling weakening relative to the U.S. dollar.
Selling, general and administrative expenses decreased to $28.9 million for the nine months ended March 28, 2009 from $35.2 million for the nine months ended March 29, 2008. The decrease was primarily the result of decreases in personnel costs of $2.6 million and stock-based compensation of $1.0 million as a result of restructuring and cost reduction plans and a reduction of $2.7 million in other miscellaneous expenses. Approximately $2.1 million of the cost reductions was associated with lower expenses in our U.K. sales, general and administrative activities as a result of the U.K. pound sterling weakening relative to the U.S. dollar.
Restructuring and Severance Charges
In connection with earlier plans of restructuring, and the assumption of restructuring accruals upon the March 2004 acquisition of New Focus, we continue to make scheduled payments drawing down the related lease cancellations and commitments as well as making termination payments to employees and related costs. For the three months ended March 28, 2009 and March 29, 2008, we accrued $0.1 million and $0.7 million, respectively, in expenses for revised estimates related to these cancellations and commitments and termination payments to employees and related costs. For the nine months ended March 28, 2009 and March 29, 2008, we accrued $2.1 million and $2.5 million, respectively, in expenses for the same items.
Legal Settlement
On April 10, 2009, we settled outstanding litigation with JDS Uniphase Corporation (“JDSU”). In connection with the settlement of these lawsuits, for three and nine months ended March 28, 2009, we recorded legal settlement expense of $3.7 million and $4.0 million, respectively. Of these amounts, $3.0 million in each period represents settlement payments paid or payable to JDSU and $0.7 million and $1.0 million for the three and nine months ended March 28, 2009, respectively, represents legal fees incurred in connection with the JDSU litigation and settlement. For additional information on the JDSU lawsuits, see Part II., Item 1 — Legal Proceedings, elsewhere in this quarterly report on Form 10-Q.

For the nine months ended March 29, 2008, we recorded costs of $0.9 million associated with the settlement of a legal action in connection with our sale of land in Swindon, U.K. to a third party in 2005, which was settled in the three months ended June 28, 2008 for a gain of $3.8 million in that quarter.
Amortization of Intangible Assets
Subsequent to the three months ended March 29, 2008, certain of the purchased intangible assets from our prior business acquisitions became fully amortized. Additionally, purchased intangible assets related to our New Focus and Avalon reporting units were determined to be impaired in the third quarter of fiscal 2009, and written down to fair value as described above. Collectively, these events reduced our expense for amortization of purchased intangible assets for the three and nine months ended March 28, 2009 by $0.4 million and $2.8 million, respectively, as compared to the same three and nine month periods in the prior year. At March 28, 2009, remaining intangible assets subject to the amortization provisions of SFAS No. 142, net of accumulated amortization and impairment charges, were $1.8 million.
Impairment of Goodwill and Other Intangible Assets
During the three months ended December 27, 2008, we observed indicators of potential impairment of our goodwill, including the impact of the current general economic downturn on our future prospects and the continued decline of our market capitalization, which caused us to conduct a preliminary interim goodwill impairment analysis. We determined, in our preliminary first step goodwill impairment analysis, that our goodwill in the New Focus and Avalon reporting units was in fact impaired. Based upon preliminary calculations, we previously recorded $7.9 million for the impairment loss in our statement of operations for the three months ended December 27, 2008 as we concluded in the second quarter that the loss was probable and that the amount of loss was reasonably determinable. During the third quarter ended March 28, 2009, we completed our full evaluation of the second step impairment analysis, which indicated that the goodwill of $7.9 million was fully impaired. The impairment will not result in any current or future cash expenditures.
During the third quarter of fiscal 2009, in conjunction with our full evaluation of the second step goodwill impairment analysis, we also evaluated the fair value of the intangible assets of these two reporting units, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on this testing, we have determined that the intangibles of our New Focus reporting unit were impaired by $2.8 million and that the intangibles of our Avalon reporting unit were impaired by $1.2 million. We recorded $4.0 million for the impairment loss related to these intangibles in our statements of operations for the third quarter of fiscal 2009.
Other Income (Expense)
The $2.0 million decrease in other income (expense) for the three months ended March 28, 2009 when compared to the three months ended March 29, 2008 was primarily related to a decrease of $1.6 million related to the re-measurement of short term balances between our international subsidiaries due to the fluctuation in the dollar during the three months ended March 28, 2009 relative to our other local functional currencies during the period and a $0.3 million decrease in interest income for the three months ended March 28, 2009 due to lower average invested balances and lower average interest rates.
The $11.2 million increase in other income (expense) for the nine months ended March 28, 2009 when compared to the nine months ended March 29, 2008 was primarily related to an increase of $12.4 million in income related to the re-measurement of short term balances between our international subsidiaries due to the strong appreciation of the dollar during the nine months ended March 28, 2009 relative to our other local functional currencies during the period and an expense for the nine months ended March 28, 2009 of $0.7 million related to the fair value impairment of our short-term investment in a debt security of Lehman Brothers.
Income Tax Provision (Benefit)
We have incurred substantial losses to date and expect to incur additional losses in the future, and accordingly our income tax provision is negligible in each period presented. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in prior periods, we have provided a full valuation allowance against our net deferred tax assets at March 28, 2009 and June 28, 2008.

Liquidity and Capital Resources
Cash Flows from Operating Activities

	Nine Months Ended
	March 28,	March 29,
	2009	2008
	(thousands)
Net loss	$(17,549)	$(21,541)
Non-cash adjustments:
Depreciation and amortization	9,833	13,249
Stock-based compensation	3,303	5,643
Amortization of deferred gain on sale-leaseback	(698)	(801)
Impairment of short-term investments	706	—
Impairment of goodwill and other intangible assets	11,915	—
Accretion on short-term investments	(127)	(37)
Gain on sale of property and equipment	(8)	(2,312)

Total non-cash adjustments	24,924	15,742
Change in operating assets and liabilities	(3,232)	(12,794)

Net cash provided by (used in) operating activities	$4,143	$(18,593)

Net cash provided by operating activities for the nine months ended March 28, 2009 was $4.1 million, resulting from the net loss of $17.5 million offset by non-cash adjustments of $24.9 million, primarily consisting of a $11.9 million charge for impairment of goodwill and other intangible assets, $9.8 million of expense related to depreciation and amortization of certain assets and $3.3 million of expense related to stock-based compensation. These were partially offset by a decrease in cash from a net change in our operating assets and liabilities of $3.2 million due to an increase in accounts receivable and other assets and a decrease in accounts payable, partially offset by decreases in inventories and prepaid expenses and other current assets, and an increase in accrued expenses and other liabilities. Included in net loss for the period are a gain of approximately $6.4 million related to the revaluation of U.S. dollar denominated operating intercompany receivables on the books of our U.K. subsidiary, and a gain of approximately $1.0 million related to the revaluation of foreign currency denominated operating intercompany receivables on the books of our Shenzhen subsidiary.
Net cash used in operating activities for the nine months ended March 29, 2008 was $18.6 million, primarily resulting from the net loss of $21.5 million, offset by non-cash adjustments of $15.7 million, primarily consisting of $13.2 million of expense related to depreciation and amortization of certain assets, $5.6 million of expense related to stock-based compensation and a $2.3 million gain on sale of property and equipment. A net change in our operating assets and liabilities of $12.8 million due to increases in accounts receivable and inventories; and decreases in prepaid expenses and other current assets, accrued expenses and other liabilities and accounts payable also contributed to the use of cash. In particular our accounts receivable increased by $11.2 million as of March 29, 2008 compared to June 30, 2007 as a result of increased revenues and timing of shipments in the three months ended March 29, 2008. Included in net loss for the period are a loss of approximately $0.2 million related to the revaluation of U.S. dollar denominated operating intercompany receivables on the books of our U.K. subsidiary, and a gain of approximately $3.4 million related to the revaluation of foreign currency denominated operating intercompany receivables on the books of our Shenzhen subsidiary.
Cash Flows from Investing Activities
Net cash provided by investing activities for the nine months ended March 28, 2009 was $3.5 million, primarily consisting of $18.3 million in sales and maturities of available-for-sale investments and $0.6 million from the release of restricted cash, which were partially offset by $6.9 million in purchases of available-for-sale investments and $8.5 million used in capital expenditures.
Net cash used in investing activities for the nine months ended March 29, 2008 was $13.9 million, primarily consisting of $14.0 million in purchases of available-for-sale investments and $7.5 million used in capital expenditures, which were partially offset by $4.9 million from the release of restricted cash which had been security for an unoccupied leased facility and $2.7 million in proceeds from the sale of fixed assets.

Cash Flows from Financing Activities
There were no significant cash flows from financing activities for the nine months ended March 28, 2009.
Net cash provided by financing activities for the nine months ended March 29, 2008 was $38.9 million, primarily consisting of $40.8 million in proceeds, net of expenses and commissions, from an underwritten public offering of 16 million shares of our common stock at a price to the public of $2.75 a share, offset by the net repayment of $1.8 million which had been previously drawn under our senior secured credit facility with Wells Fargo Foothill, Inc.
Effect of Exchange Rates on Cash and Cash Equivalents for the Nine Months Ended March 28, 2009 and March 29, 2008
The effect of exchange rates on cash and cash equivalents for the nine months ended March 28, 2009 was a decrease of $8.6 million, primarily consisting of approximately $2.6 million in net gain due to the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries, a gain of approximately $5.9 million related to the revaluation of U.S. dollar denominated operating intercompany receivables on the books of our U.K. subsidiary, and a gain of approximately $0.1 million related to the revaluation of foreign currency denominated operating intercompany receivables on the books of our Shenzhen subsidiary.
The effect of exchange rates on cash and cash equivalents for the nine months ended March 29, 2008 was a decrease of $3.7 million, primarily consisting of approximately $0.7 million in net gain due to the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries, a loss of approximately $0.2 million related to the revaluation of U.S. dollar denominated operating intercompany receivables on the books of our U.K. subsidiary, and a gain of approximately $3.2 million related to the revaluation of foreign currency denominated operating intercompany receivables on the books of our Shenzhen subsidiary.
Credit Facility
In August 2006, we entered into a $25 million senior secured revolving credit facility with Wells Fargo Foothill, Inc. and other lenders. On April 27, 2009, the Company, with Bookham Technology plc, New Focus and Bookham (US) Inc., each a wholly-owned subsidiary, collectively the Borrowers, entered into an amendment to our existing credit agreement, or the Amended Credit Agreement, with Wells Fargo Foothill, Inc. and other lenders regarding the $25 million senior secured revolving credit facility, extending the term to August 1, 2012. Under the Amended Credit Agreement, advances are available based on 80 percent of “qualified accounts receivable,” as defined in the Amended Credit Agreement.
The obligations of the Borrowers under the Amended Credit Agreement are guaranteed by us, Ignis Optics, Inc., Bookham (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., each also a wholly-owned subsidiary (which we refer to collectively as the Guarantors and together with the Borrowers, as the Obligors), and are secured pursuant to a security agreement, or the Security Agreement, by the assets of the Obligors, including a pledge of the capital stock holdings of the Obligors in some of their direct subsidiaries. Avanex Corporation, which was acquired on April 27, 2009, is required to execute a guaranty agreement in substantially the same form and join in the Security Agreement, including a pledge of the capital stock of Avanex Corporation in all or some of its direct subsidiaries.
Pursuant to the terms of the Amended Credit Agreement, borrowings made under the facility bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 3.50 percentage points or the bank’s prime rate plus 3.50 percentage points, subject to a minimum LIBOR rate of 2.50 percentage points and a minimum prime rate which is the greater of (i) 3.50 percentage points or (ii) the 90-day LIBOR rate plus 1.00 percentage point. In the absence of an event of default, any amounts outstanding under the Amended Credit Agreement may be repaid and re-borrowed at any time until maturity, which is August 1, 2012.
The obligations of the Borrowers under the Amended Credit Agreement may be accelerated upon the occurrence of an event of default under the Amended Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $1.0 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA and certain judgments in excess of $1.0 million and a change of control default. The Amended Credit Agreement contains negative covenants applicable to the Borrowers and their subsidiaries, including financial covenants. The negative covenant limiting capital expenditures was amended to allow us, the Borrowers and their subsidiaries more flexibility to make capital expenditures, which may not exceed $20 million in any fiscal year unless the circumstances set forth in the Amended Credit Agreement are met. The negative covenants were further amended to replace certain minimum EBITDA covenants with a requirement that the Borrowers maintain a minimum fixed charge coverage ratio of no less than 1.10 to 1.00, if the Borrowers have not maintained “minimum liquidity” (defined as $30 million of qualified cash and excess availability, each as also defined in the Amended Credit Agreement), as well as restrictions on liens, investments, indebtedness, fundamental changes to the Borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates.
As of March 28, 2009 and June 28, 2008, there were no amounts outstanding under the facility. At March 28, 2009, we had $0.3 million in an outstanding standby letter of credit with a vendor secured under this credit agreement which expires in February 2010. At June 28, 2008, we had $4.8 million in outstanding standby letters of credit with vendors secured under this credit agreement. As of March 28, 2009, we had contractual accounts receivable from Nortel Networks totaling $3.5 million, which as a result of Nortel Networks January 14, 2009 bankruptcy filing are not reflected in our accompanying condensed consolidated balance sheet as of such date, and are not deemed to be “qualified accounts receivable” for purposes of determining amounts that may be available under the Amended Credit Agreement.
In connection with the Amended Credit Agreement, we paid a closing fee of $250,000 and agreed to pay a monthly servicing fee of $3,000 and an unused line fee equal to 0.50 percentage points per annum, payable monthly on the unused amount of revolving credit commitments. To the extent there are letters of credit outstanding under the Amended Credit Agreement, the Borrowers are obligated to pay the administrative agent a letter of credit fee at a rate equal to 3.50 percentage points per annum.
Future Cash Requirements
As of March 28, 2009, we held $31.8 million in cash and cash equivalents, $0.5 million in restricted cash and $5.9 million in short-term investments. On April 27, 2009 we closed our merger with Avanex Corporation, which contributed approximately $32.0 million (based on Avanex Corporation financial statements as of March 28, 2009) in cash balances and short-term investments to the combined entity. We expect that our cash generated from operations, together with our current cash balances, short-term investments, the cash balances and short-term investments of Avanex Corporation, and amounts expected to be available under our Amended Credit Agreement, which are based on a percentage of accounts receivable (as defined in the Amended Credit Agreement) at the time the advance is requested, will provide us with sufficient financial resources in order to operate as a going concern through our next four fiscal quarters subsequent to the quarter ended March 28, 2009. To strengthen our financial position, in the event of unforeseen circumstances, or in the event needed to fund growth in future financial periods, we may raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt or the sale of certain product lines and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.
From time to time, we have engaged in discussions with third parties concerning potential acquisitions and dispositions of product lines, technologies and businesses. In addition to our recent merger with Avanex Corporation, as described herein, we continue to consider potential acquisition candidates. Any of these transactions could involve the issuance of a significant number of new equity securities, debt, and/or cash consideration. We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity securities or borrowings. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.
Contractual Obligations
During the quarter ended March 28, 2009 there have been no material changes to the contractual obligations disclosed as of June 28, 2008 in our 2008 Form 10-K.
Off-Balance Sheet Arrangements
In connection with the merger with Avanex Corporation, we agreed to pay our financial advisor, Citigroup Global Markets Inc. a contingent fee of $1.75 million, which became due upon the consummation of the merger on April 27, 2009. We will record this fee in the fourth quarter of fiscal 2009 as a component of the purchase price of Avanex.
In connection with the sale by New Focus of its passive component line to Finisar, Inc., New Focus agreed to indemnify Finisar for claims related to the intellectual property sold to Finisar. This indemnification obligation expires in May 2009 and has no limitation on maximum liability.

We indemnify our directors and certain employees as permitted by law, and have entered into indemnification agreements with certain directors and executive officers. We have not recorded a liability associated with these indemnification arrangements as we historically have not incurred any costs associated with such indemnification arrangements and do not expect to in the future. Costs associated with such indemnification arrangements may be mitigated by insurance coverage that we maintain, however such insurance may not cover any, or may cover only a portion of, the amounts we may be required to pay. In addition, we may not be able to maintain such insurance coverage in the future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We finance our operations through a mixture of the issuance of equity securities, finance leases, working capital and by drawing on the Amended Credit Agreement. Our only exposure to interest rate fluctuations is on our cash deposits and for amounts borrowed under the Amended Credit Agreement. As of March 28, 2009 and June 28, 2008, there were no amounts outstanding under this credit agreement. As of March 28, 2009, we had $0.3 million in outstanding standby letters of credits with a vendor secured under this credit agreement. We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts. We believe our interest rate risk is immaterial.
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
As of March 28, 2009, our U.K. subsidiary had $5.9 million, net, in U.S. dollar denominated operating intercompany receivables and $31.5 million in U.S. dollar denominated accounts receivable related to sales to external customers. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $3.7 million (U.S. dollar strengthening), or loss of $3.7 million (U.S. dollar weakening) on the translation of these receivables, which would be recorded in gain (loss) on foreign exchange in our statement of operations.
Hedging Program
We enter into foreign currency forward exchange contracts in an effort to mitigate a significant portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling. We do not currently hedge our exposure to the Swiss franc or the Chinese yuan, but we may in the future if we determine that conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of March 28, 2009, we held fourteen foreign currency forward exchange contracts with a notional value of $16.5 million which include put and call options which expire, or expired, at various dates from May 2009 to December 2009 and we have recorded an unrealized loss of $2.3 million to accumulated other comprehensive income in connection with marking these contracts to fair value. It is estimated that a 10 percent fluctuation in the dollar between March 28, 2009 and the maturity dates of the put and call instruments underlying these contracts would lead to a profit of $0.7 million (U.S. dollar weakening), or loss of $0.6 million (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 28, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the quarter ended March 28, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. It is uncertain if the litigations will settle. If settlement of the litigations does not occur and litigation against Bookham Technology plc and New Focus continues, the Company believes that both Bookham Technology plc and New Focus have meritorious defenses to the claims made in the Amended Class Action Complaints and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
On March 4, 2008, Oclaro filed a declaratory judgment complaint captioned Bookham, Inc. v. JDS Uniphase Corp. and Agility Communications, Inc., Civil Action No. 5:08-CV-01275-RMW, in the United States District Court for the Northern District of California, San Jose Division. Oclaro’s complaint sought declaratory judgments that its tunable laser products do not infringe any valid, enforceable claim of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, and that all claims of the aforementioned patents are invalid and unenforceable. Oclaro’s complaint also contained affirmative claims for relief against JDS Uniphase Corp. and Agility Communications, Inc. for statutory unfair competition, and for intentional interference with economic advantage.
On July 21, 2008, JDS Uniphase Corp. and Agility Communications, Inc. answered Oclaro’s complaint and asserted counterclaims against Oclaro for infringement of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, which JDS Uniphase Corp. acquired from Agility Communications, Inc. On October 6, 2008, JDS Uniphase Corp. indicated that its infringement claims are directed at Oclaro’s LamdaFlexTM TL500 VCJ; TL5000VLJ; TL3000; TL7000; TL8000 and TL9000 products. JDS Uniphase Corp. sought unspecified compensatory damages, treble damages and attorneys’ fees from Oclaro, and an order enjoining Oclaro from future infringement of the patents-in-suit.
On November 7, 2008, JDS Uniphase Corp. petitioned the U.S. International Trade Commission to commence an investigation into alleged violations by Oclaro of Section 337 of the Tariff Act of 1930. On December 8, 2008, the U.S. International Trade Commission commenced investigation No. 337-TA-662 into Oclaro’s alleged importation into the United States, sale for importation, and sale within the United States after importation of tunable laser chips, assemblies, and products containing the same that infringe U.S. Patent Nos. 6,658,035 and 6,687,278. JDS Uniphase Corp. sought a general exclusion order prohibiting the importation of any Oclaro tunable laser chip, assembly, or product containing the same that infringes any claim of the aforementioned patents, as well as an order prohibiting sales after importation into the United States of any allegedly infringing products.
On April 10, 2009, Oclaro entered into a license and settlement agreement with JDS Uniphase Corp. pursuant to which Oclaro and JDS Uniphase Corp. have settled all claims between the parties arising out of Oclaro’s complaint filed in the United States District Court for the Northern District of California, San Jose Division, the complaint filed by JDS Uniphase Corp. and Agility Communications, Inc. in the United States District Court for the Northern District of California, San Jose Division, and the investigation and general exclusion order sought by JDS Uniphase Corp. in the U.S. International Trade Commission (collectively, the “Lawsuits”). The license and settlement agreement provides, among other things, that (i) Oclaro will pay JDS Uniphase Corp. an aggregate of $3.0 million in two equal installments, the first of which was paid on April 14, 2009 with the second installment due on or about April 15, 2010, for the settlement of all claims in the Lawsuits, (ii) each party will refrain from instituting any patent litigation against the other party for a period of four years, (iii) each party releases the other from any claim or counterclaim asserted in or arising from the Lawsuits, (iv) JDS Uniphase Corp. provides Oclaro and the customers for certain of its products with a patent license under the JDS Uniphase Corp. patents-in-suit, plus related patents, for the lives of the patents, and (v) beginning April 10, 2010, Oclaro will pay JDS Uniphase Corp. a royalty of up to $1.0 million per year for up to five years. Oclaro and JDS Uniphase Corp. have entered into a stipulation and order of dismissal, and JDS Uniphase Corp. has filed a motion to terminate the Lawsuits.
In connection with the settlement with JDS Uniphase Corp., for three and nine months ended March 28, 2009, Oclaro recorded legal settlement expense of $3.7 million and $4.0 million, respectively. Of these amounts, $3.0 million in each period represents settlement payments paid or payable to JDSU and $0.7 million and $1.0 million for three and nine months ended March 28, 2009, respectively, represents legal fees incurred in connection with the litigation.
On February 3, 2009, a purported class action complaint was filed against Avanex and its directors, Bookham, Inc., and Ultraviolet Acquisition Sub, Inc. in the Superior Court of California, Alameda County by two individuals who purport to be shareholders of Avanex. Plaintiffs purport to bring this action on behalf of all shareholders of Avanex. On March 3, 2009, these individuals filed an amended complaint. The amended complaint alleges that the defendants breached their fiduciary duties by failing to maximize shareholder value in connection with the contemplated merger of Avanex and Bookham, and that the joint proxy statement/prospectus fails to provide stockholders with material information or contains materially misleading information thereby rendering the stockholders unable to cast an informed vote on the proposed merger. The complaint also alleges that Avanex, Bookham, and Ultraviolet Acquisition Sub aided and abetted the individual defendants’ alleged breach of fiduciary duties. The complaint seeks to permanently enjoin the merger with Bookham, monetary damages in an unspecified amount attributable to the alleged breach of duties, and legal fees and expenses. On April 8, 2009, the parties signed a memorandum of understanding which contemplates that they will draft and enter into a mutually acceptable settlement agreement, to be submitted to this Court for its approval. Certain salient elements of the memorandum of understanding include: (1) certification of a non-opt-out class of Avanex shareholders; (2) notice to the class, and opportunity to object to the settlement; (3) disclosure of additional information regarding the proposed transaction between Avanex and Bookham; (4) granting a release to the defendants; (5) payment of an attorney’s fee to plaintiff’s counsel, subject to the Court’s approval, of up to $230,000; and (6) defendants paying the costs of notice to the class.

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
We have historically incurred losses and negative cash flows from operations since our inception. As of March 28, 2009, we had an accumulated deficit of $1,077 million. We do not expect to be profitable in the quarter ending June 27, 2009.
Our net loss for the nine months ended March 28, 2009 was $17.5 million. Our net loss for the year ended June 28, 2008 was $23.4 million. Our net loss for the year ended June 30, 2007 was $82.2 million. We may not be able to achieve profitability in any future period, and if we are unable to do so, we may need additional financing to execute on our current or future business strategies, which may not be available to us on commercially acceptable terms or at all.
The combined company may not achieve strategic objectives, anticipated synergies and cost savings and other expected benefits of the merger with Avanex.
We completed our merger with Avanex on April 27, 2009. We expect certain strategic and other financial and operating benefits as a result of the merger, including, among other things, certain cost and performance synergies. However, we cannot predict with certainty which of these benefits, if any, will actually be achieved or the timing of any such benefits.
The following factors, among others, may prevent us from realizing these benefits:
•	the inability to increase product sales;

•	substantial demands on our management as a result of the merger that may limit their time to attend to other operational, financial and strategic issues;

•	difficulty in the integration of operational, financial and administrative functions and systems to permit effective management, and the lack of control if such integration is not implemented or delayed;

•	difficulty in the global coordination of marketing, supply chain and sales efforts;

•	potential conflicts between business cultures;

•	unexpected liabilities associated with the acquired business or unanticipated costs related to the integration;

•	unfavorable reaction to the merger by third party manufacturers;

•	employment law or regulations or other limitations in foreign jurisdictions that could have an impact on timing, amounts or costs of achieving expected synergies.
Failure to achieve the strategic objectives of the merger could have a material adverse effect on our revenues, expenses and our operating results and cash resources and could result in us not achieving the anticipated potential benefits of the merger. In addition, we cannot assure you that the growth rate of the combined company will equal the historical growth rate experienced by either Bookham or Avanex.
We may not be able to maintain current levels of gross margins.
We may not be able to maintain positive gross margin to the extent that current economic uncertainty affects our overall revenue, and we are unable to adjust expenses as necessary. We are attempting, in any event, to reduce our costs and improve our product mix to offset price erosion on certain product categories. In particular, over the last twelve to eighteen months we have introduced a family of tunable products that account for an increasing percentage of our overall product revenues. In the quarter ended September 27, 2008, we were capacity constrained in our delivery of these products due to component supply and production limitations, and we are only beginning to achieve margins on these products approaching our long-term target margins as we introduce them into large-scale production. Although we have plans in place both to address production constraints, and to maintain and further improve margins in our tunable products, any failure to do so will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations. Our gross margins in the three months ended December 27, 2008 were also adversely impacted by the deferral of revenue for $5.4 million in products shipped to two customers that were not reasonably assured of collectability in accordance with our revenue recognition policy, of which $1.9 million was recognized in the three months ended March 28, 2009.
Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may increase the other risks that affect our business.
The world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, dramatically increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, rating downgrades of investments and reduced valuations of securities generally. In light of these economic conditions, certain of our telecom customers have reduced their spending plans, leading them to draw down their existing inventory and reducing anticipated orders for optical components. Furthermore, it is possible that these customers, or others, will continue to significantly reduce capital expenditures in the near term, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. These actions have, and we expect that they will continue to have an adverse impact on our own revenues. In addition, the financial downturn has affected the financial strength of certain of our customers, and could adversely affect others. In particular, Nortel filed for bankruptcy relief on January 14, 2009, and, as a consequence, we have deferred $3.5 million in revenues that might otherwise have been recognized for products shipped in the second quarter of fiscal 2009. There can be no assurance that Nortel will continue to purchase our products at previously or currently anticipated levels while it is in insolvency proceedings for reasons including, but not limited to, Nortel’s distractions from its core business execution and the reaction of its own customers.
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
Historically, we have generated most of our revenues from a limited number of customers. For example, in the nine months ended March 28, 2009, our three largest customers accounted for 37 percent of our revenues. In the fiscal year ended June 28, 2008 and the fiscal year ended June 30, 2007, our three largest customers accounted for 33 percent and 41 percent of our revenues, respectively. Revenues from any of our major customers may decline or fluctuate significantly in the future, which could have an adverse impact on our business and results of operations. For example, we expect that the revenues that we receive from the sale of products to Nortel, which accounted for $6.8 million, or 14 percent, of our total revenues for the three months ended March 28, 2009, may decline in the future as a result of its bankruptcy filing on January 14, 2009. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers or other existing customers.
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
Our financial results have been materially impacted by foreign currency fluctuations and our future financial results may also be materially impacted by foreign currency fluctuations. At certain times in our history, declines in the value of the U.S. dollar versus the U.K. pound sterling have had a major negative effect on our margins and our cash flow. Despite our change in domicile from the United Kingdom to the United States in 2004 and the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, a significant portion of our expenses are still denominated in U.K. pounds sterling and substantially all of our revenues are denominated in U.S. dollars. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and or pay expenses will continue to have a material effect on our operating results. For example, from the end of our fiscal quarter ended March 29, 2008 to the end of our fiscal quarter ended March 28, 2009, the U.S. dollar has appreciated 27.5 percent relative to the U.K. pound sterling, which has favorably impacted our results. If the U.S dollar stays the same or depreciates relative to the U.K. pound sterling in the future, our future financial results may also be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan or Swiss franc vary more significantly than they have to date.
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
Our revenues and operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year for our telecom products, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, semiconductor capital equipment, military and biotechnology markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase any products from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred could vary significantly.
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
At March 28, 2009, we had $32.3 million in cash and cash equivalents (including restricted cash of $0.5 million) and $5.9 million in investments in marketable debt securities. We have historically invested these amounts in U.S. treasury securities and U.S. government agency securities, corporate debt, money market funds, commercial paper and municipal bonds. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. While we do not hold any investments whose value is directly correlated to sub-prime debt, the risks associated with holding certain investments, including some of the investments we hold, have been and may further be exacerbated by U.S. sub-prime mortgage defaults, which have affected various sectors of the financial markets and caused credit and liquidity issues.
In September 2008, Lehman Brothers Holdings Inc., or Lehman, filed a petition under Chapter 11 of the U.S. Bankruptcy Code. At March 28, 2009, we held a Lehman security with par value of $0.8 million. As of March 28, 2009, we do not have an estimate of the recovery value of this security, but we have reduced the carrying value of this security to $0.1 million. For the nine months ended March 28, 2009, we have recorded impairment charges for the Lehman security of $0.7 million, which are included in other expense in our accompanying condensed consolidated statement of operations.
There may be further declines in the value of our short-term investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
We may record impairment charges which would adversely impact our results of operations.
We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangibles. During the three months ended December 27, 2008, we observed indicators of potential impairment of our goodwill, including the impact of the current general economic downturn on our future prospects and the continued decline of our market capitalization, which caused us to conduct a preliminary interim goodwill impairment analysis. We determined, in our preliminary first step goodwill impairment analysis, that our goodwill in the New Focus and Avalon reporting units was in fact impaired. Based upon preliminary calculations, we previously recorded $7.9 million for the impairment loss in our statements of operations for the three months ended December 27, 2008 as we concluded in the second quarter of fiscal 2009 that the loss was probable and that the amount of loss was reasonably determinable. During the third quarter ended March 28, 2009, we completed our full evaluation of the second step impairment analysis, which indicated that the goodwill of $7.9 million was fully impaired.
During the third quarter of fiscal 2009, in conjunction with our full evaluation of the second step goodwill impairment analysis, we also evaluated the fair value of the intangible assets of these two reporting units, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on this testing, we have determined that the intangibles of our New Focus reporting unit were impaired by $2.8 million and that the intangibles of our Avalon reporting unit were impaired by $1.2 million. We recorded $4.0 million for the impairment loss related to these intangibles in our statements of operations for the third quarter.
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
In the event that we determine in a future period that impairment of our intangible assets or long-lived assets exists for any reason, we would record additional impairment charges in the period such determination is made, which would adversely impact our financial position and results of operations.
We may incur additional significant restructuring charges that will adversely affect our results of operations.
Over the past eight years, we have enacted a series of restructuring plans and cost reduction plans designed to reduce our manufacturing overhead and our operating expenses. In 2001, we reduced manufacturing overhead and our operating expenses in response to the initial decline in demand in the optical components industry. In connection with our acquisitions of the optical components business of Nortel in November 2002 and New Focus in March 2004, we enacted restructuring plans related to the consolidation of our operations, which we expanded in September 2004 to include the transfer of our main corporate functions, including consolidated accounting, financial reporting, tax and treasury, from Abingdon, U.K. to our U.S. headquarters in San Jose, California.
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
We may incur charges in excess of amounts currently estimated for these restructuring and cost reduction plans. We may incur additional material charges in the future in connection with future restructurings and cost reduction plans. Additionally, in connection with the merger with Avanex, we expect that we will incur an aggregate of approximately $7.0 million to $9.0 million in restructuring expenses. These charges, along with any other charges, have adversely affected, and will continue to adversely affect, our results of operations for the periods in which such charges have been, or will be, incurred.
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
On August 10, 2005, Bookham Technology plc purchased all of the issued share capital of City Leasing (Creekside) Limited, a subsidiary of Deutsche Bank. We entered into this transaction primarily for the business purpose of raising money to fund our operations by realizing the economic value of certain of the deferred tax assets of Bookham Technology plc to the third party described more fully below. In compliance with U.K. tax law, the transaction was structured to enable certain U.K. tax losses in Bookham Technology plc to be surrendered in order to reduce U.K. taxes otherwise due on sub-lease revenue payable to Creekside. Creekside was entitled to receivables of £73.8 million (approximately $135.8 million, based on an exchange rate of $1.84 to £1.00 on September 2, 2005) from Deutsche Bank in connection with certain aircraft subleases and these payments have been applied over a two-year term to obligations of £73.1 million (approximately $134.5 million) owed to Deutsche Bank. As a result of the completion of these transactions, Bookham Technology plc has had available through Creekside cash of approximately £6.63 million (approximately $12.2 million). We expect Bookham Technology plc to utilize certain expected tax losses and other tax attributes to reduce the taxes that might otherwise be due by Creekside as the receivables are paid. In the event that Bookham Technology plc is not able to utilize these tax losses and other tax attributes when U.K. tax returns are filed for the relevant periods (or these tax losses and other tax attributes do not arise), Creekside may have to pay taxes, reducing the cash available from Creekside. In the event there is a future change in applicable U.K. tax law, Creekside and in turn Bookham Technology plc, would be responsible for any resulting tax liabilities, which amounts could be material to our financial condition or operating results.

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
We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors. As a result, we could incur additional costs that would adversely affect gross margins, and product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputation. Furthermore, even if we are able to deliver products to our customers on a timely basis, we may be unable to recognize revenues at the time of delivery based on our revenue recognition policies. For example, at March 28, 2009, we have deferred an aggregate of $3.5 million in revenue for products delivered to one of our customers due to uncertainty about the collectability of these amounts.
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
For example, on March 4, 2008, Oclaro filed a declaratory judgment complaint captioned Bookham, Inc. v. JDS Uniphase Corp. and Agility Communications, Inc., Civil Action No. 5:08-CV-01275-RMW, in the United States District Court for the Northern District of California, San Jose Division. Oclaro’s complaint sought declaratory judgments that its tunable laser products do not infringe any valid, enforceable claim of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, and that all claims of the aforementioned patents are invalid and unenforceable. Oclaro’s complaint also contained affirmative claims for relief against JDS Uniphase Corp. and Agility Communications, Inc. for statutory unfair competition, and for intentional interference with economic advantage.
On July 21, 2008, JDS Uniphase Corp. and Agility Communications, Inc. answered Oclaro’s complaint and asserted counterclaims against Oclaro for infringement of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, which JDS Uniphase Corp. acquired from Agility Communications, Inc. On October 6, 2008, JDS Uniphase Corp. indicated that its infringement claims are directed at Oclaro’s LamdaFlexTM TL500 VCJ; TL5000VLJ; TL3000; TL7000; TL8000 and TL9000 products. JDS Uniphase Corp. sought unspecified compensatory damages, treble damages and attorneys’ fees from Oclaro, and an order enjoining Oclaro from future infringement of the patents-in-suit.
On November 7, 2008, JDS Uniphase Corp. petitioned the U.S. International Trade Commission to commence an investigation into alleged violations by Oclaro of Section 337 of the Tariff Act of 1930. On December 8, 2008, the U.S. International Trade Commission commenced investigation No. 337-TA-662 into Oclaro’s alleged importation into the United States, sale for importation, and sale within the United States after importation of tunable laser chips, assemblies, and products containing the same that infringe U.S. Patent Nos. 6,658,035 and 6,687,278. JDS Uniphase Corp. sought a general exclusion order prohibiting the importation of any Oclaro tunable laser chip, assembly, or product containing the same that infringes any claim of the aforementioned patents, as well as an order prohibiting sales after importation into the United States of any allegedly infringing products.
On April 10, 2009, Oclaro entered into a license and settlement agreement with JDS Uniphase Corp. pursuant to which Oclaro and JDS Uniphase Corp. have settled all claims between the parties arising out of Oclaro’s complaint filed in the United States District Court for the Northern District of California, San Jose Division, the complaint filed by JDS Uniphase Corp. and Agility Communications, Inc. in the United States District Court for the Northern District of California, San Jose Division, and the investigation and general exclusion order sought by JDS Uniphase Corp. in the U.S. International Trade Commission (collectively, the “Lawsuits”). The license and settlement agreement provides, among other things, that (i) Oclaro will pay JDS Uniphase Corp. an aggregate of $3.0 million in two equal installments, the first of which was paid on April 14, 2009 with the second installment due on or about April 15, 2010, for the settlement of all claims in the Lawsuits, (ii) each party will refrain from instituting any patent litigation against the other party for a period of four years, (iii) each party releases the other from any claim or counterclaim asserted in or arising from the Lawsuits, (iv) JDS Uniphase Corp. provides Oclaro and the customers for certain of its products with a patent license under the JDS Uniphase Corp. patents-in-suit, plus related patents, for the lives of the patents, and (v) beginning April 10, 2010, Oclaro will pay JDS Uniphase Corp. a royalty of up to $1.0 million per year for up to five years. Oclaro and JDS Uniphase Corp. have entered into a stipulation and order of dismissal, and JDS Uniphase Corp. has filed a motion to terminate the Lawsuits.
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
For the nine months ended March 28, 2009 and for the years ended June 28, 2008 and June 30, 2007, 26 percent, 25 percent and 23 percent of our revenues, respectively, were derived in the United States and 74 percent, 75 percent and 77 percent of our revenues, respectively, were derived outside the United States. We are subject to additional risks related to operating in foreign countries, including:
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
In addition, none of the former Avanex employees now employed by us are subject to employment contracts and may decide to no longer work for us with little or no notice after the merger for a number of reasons, including dissatisfaction with our corporate culture, compensation, new roles or responsibilities, among others.
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
Oclaro may not successfully integrate Bookham and Avanex and may not realize the anticipated benefits of the merger.
Achieving the potential benefits of the merger with Avanex will depend in substantial part on the successful integration of the two companies’ technologies, operations and personnel. We will face significant challenges in integrating the Bookham and Avanex organizations and operations in a timely and efficient manner. Some of the challenges involved in this integration include:
•	demonstrating to our customers that the merger will not result in adverse changes in client service standards or business focus and helping customers conduct business easily with the combined company;

•	consolidating and rationalizing corporate information technology, engineering and administrative infrastructures;

•	integrating product offerings;

•	coordinating sales and marketing efforts to effectively communicate the capabilities of the combined company;

•	coordinating and integrating the supply chains;

•	coordinating and integrating the manufacturing activities of the two companies, including with respect to third party manufacturers;

•	coordinating the international activities of the two companies;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost; and

•	preserving important relationships of both Bookham and Avanex and resolving potential conflicts that may arise.
Our integration with Avanex will be a complex, time consuming and expensive process. It is not certain that Bookham and Avanex can be successfully integrated in a timely manner, or at all, or that any of the anticipated benefits will be realized. Failure to do so could have a material adverse effect on the revenues, expenses and the operating results and cash resources of the combined company and could result in the combined company not achieving the anticipated potential benefits of the merger.
Sales of our products could decline if customer relationships are disrupted by the merger.
Bookham’s and Avanex’s customers may not continue their current buying patterns following the merger. Any loss of design wins or significant delay or reduction in orders for Bookham’s or Avanex’s products could harm the combined company’s business, financial condition and results of operations. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of Bookham’s and Avanex’s products and the combined company’s future product strategy, or consider purchasing products of our competitors. Customers may also seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products or may decide not to purchase any products from us. In addition, by increasing the breadth of Oclaro’s business, the merger may make it more difficult for the combined company to enter into relationships, including customer relationships, with strategic partners, some of whom may view Oclaro as a more direct competitor than either Bookham or Avanex as an independent company.
As a result of the merger, we will be a larger and more geographically diverse organization, and if our management is unable to manage the combined organization efficiently, its operating results will suffer.
As of April 27, 2009, the combined company had approximately 2,500 employees in a total of 13 facilities around the world. As a result, Oclaro faces challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization could have a material adverse effect on the operating results of the combined company after the merger and, as a result, on the market price of Oclaro common stock.
Risks Related to Regulatory Compliance and Litigation
Our business involves the use of hazardous materials, and we are subject to environmental and import/export laws and regulations that may expose us to liability and increase our costs.
We historically handled small amounts of hazardous materials as part of our manufacturing activities and now handle more and different hazardous materials as a result of the manufacturing processes related to the New Focus division of our non-telecom segment, the optical components business acquired from Nortel and the product lines we acquired from Marconi. Consequently, our operations are subject to environmental laws and regulations governing, among other things, the use and handling of hazardous substances and waste disposal. We may incur costs to comply with current or future environmental laws. As with other companies engaged in manufacturing activities that involve hazardous materials, a risk of environmental liability is inherent in our manufacturing activities, as is the risk that our facilities will be shut down in the event of a release of hazardous waste, or that we would be subject to extensive monetary liability. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business. Under applicable EU regulations, we, along with other electronics component manufacturers, are prohibited from using lead and certain other hazardous materials in our products. We have incurred unanticipated expenses in connection with the related reconfiguration of our products, and could lose business or face product returns if we failed to implement these requirements properly or on a timely basis.
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
Avanex previously experienced material weaknesses in its internal controls over financial reporting. A lack of effective internal control over financial reporting by the combined company could result in an inability to report our financial results accurately, which could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Effective internal controls are necessary for us to provide reliable financial reports. If the combined company cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed. Avanex has in the past discovered, and the combined company may in the future discover, deficiencies, including those considered to be material weaknesses, in its internal controls.
A failure of the combined company to implement and maintain effective internal control over financial reporting could result in a material misstatement of Oclaro’s financial statements or otherwise cause Oclaro to fail to meet the combined company’s financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of Oclaro’s financial reports, which could have an adverse effect on the combined company’s business, financial condition, operating results and Oclaro’s stock price, and Oclaro could be subject to stockholder litigation. Even if we are able to implement and maintain effective internal control over financial reporting, we expect that the costs of doing so will increase and our management will be required to dedicate greater time and resources to that effort.
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
On April 2, 2009, the plaintiffs filed a motion for preliminary approval of a new proposed settlement between plaintiffs, the underwriter defendants, the issuer defendants and the insurers for the issuer defendants. It is uncertain if the litigations will settle. If settlement of the litigations do not occur and litigation against Bookham Technology plc and New Focus continues, the Company believes that both Bookham Technology plc and New Focus have meritorious defenses to the claims made in the Amended Class Action Complaints and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.
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
Since Bookham Technology plc’s initial public offering in April 2000, Bookham Technology plc’s American Depository Shares (“ADSs”) and ordinary shares, our shares of common stock and the shares of our customers and competitors have experienced substantial price and volume fluctuations, in many cases without any direct relationship to the affected company’s operating performance. An outgrowth of this market volatility is the significant vulnerability of our stock price and the stock prices of our customers and competitors to any actual or perceived fluctuation in the strength of the markets we serve, regardless of the actual consequence of such fluctuations. As a result, the market prices for stock in these companies are highly volatile. These broad market and industry factors caused the market price of Bookham Technology plc’s ADSs, ordinary shares, and our common stock to fluctuate, and may in the future cause the market price of our common stock to fluctuate, regardless of our actual operating performance or the operating performance of our customers.
If we do not meet the NASDAQ Global Market continued listing requirements, our common stock may be delisted.
As of May 4, 2009, the closing bid price of the Company’s common stock on the NASDAQ Global Market was $0.74, which is below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5), or the Rule. In accordance with the Rule, if the Company’s stock price were to remain below $1.00 for a period of 30 consecutive business days, NASDAQ would provide written notification that our securities may be delisted unless the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days within 180 calendar days from such notification.
Given the current extraordinary market conditions, NASDAQ has determined to suspend the bid price and market value of publicly held shares requirements through July 19, 2009. According to NASDAQ, the bid price and market value of publicly held shares requirements will be reinstated on July 20, 2009.

We have obtained stockholder approval for a series of amendments to our restated certificate of incorporation that would effect a reverse stock split of our common stock which would permit our board of directors to effect a reverse stock split at a ratio ranging from one-for-five to one-for-thirty. The board of directors is not obligated, and may elect not, to implement any reverse stock split of our stock. Even if our board of directors does implement a reverse stock split, there can be no assurance that the market price per share following the reverse stock split would rise in proportion to the reduction in the number of pre-split shares of Oclaro common stock outstanding before the reverse stock split, that the bid price of our common stock will be in excess of $1.00 per share when the Rule is reinstated on July 20, 2009 or that the bid price of our common stock will remain in excess of $1.00 per share thereafter. In addition, there can be no assurance that our common stock will not be delisted due to a failure to meet other continued listing requirements even if the bid price of our common stock after the reverse stock split remains in excess of $1.00 per share. Failure to maintain the listing of our common stock on the NASDAQ Global Market would have an adverse effect on a stockholder’s ability to sell its shares of our common stock, which could result in the complete loss of the investment.
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

Item 2. Submission of Matters to a Vote of Security Holders
We held a Special Meeting of Stockholders on April 27, 2009. As of the record date of March 18, 2009, there were 100,959,545 shares of common stock outstanding and entitled to vote at the meeting. A total of 63,029,883 shares were present in person or by proxy at the Special Meeting of Stockholders.
At the Special Meeting, our stockholders approved the issuance of shares of Oclaro common stock in the merger contemplated by the Agreement and Plan of Merger and Reorganization, dated as of January 27, 2009, by and among Oclaro, Inc., Ultraviolet Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Oclaro, and Avanex Corporation, a Delaware corporation. The proposal received the following votes:

For	Against	Abstain
60,378,009	620,176	2,031,698
At the Special Meeting, our stockholders approved an amendment to Oclaro’s restated certificate of incorporation to increase the number of authorized shares of Oclaro common stock to 450,000,000 (on a pre-reverse stock split basis). The proposal received the following votes:

For	Against	Abstain
59,841,110	1,137,734	2,051,039
At the Special Meeting, our stockholders approved amendments to Oclaro’s restated certificate of incorporation that would effect a reverse stock split, pursuant to which any whole number of issued and outstanding shares of Oclaro common stock between and including five and thirty would be combined and reclassified into one share of Oclaro common stock, and pursuant to which the total number of authorized shares of Oclaro common stock and preferred stock would be proportionately reduced, and to authorize the Oclaro board of directors to select and file one such amendment that would effect the reverse stock split within such range and that would proportionately reduce the total number of authorized shares of Oclaro common stock and preferred stock. The proposal received the following votes:

For	Against	Abstain
59,663,123	1,328,797	2,037,963
At the Special Meeting, our stockholders approved an adjournment of the special meeting, if necessary, if a quorum was present, to solicit additional proxies if there were not sufficient votes in favor of any of Oclaro Proposal Nos. 1, 2 or 3. The proposal received the following votes:

For	Against	Abstain
55,732,542	5,121,585	2,175,648
Item 5. Other Information
As noted above, on April 27, 2009, Bookham, Inc. and Avanex Corporation completed a merger of Avanex with and into a subsidiary of Bookham with Avanex surviving as a wholly-owned subsidiary of Bookham, Inc. As a result of this merger, certain payments are required to be made to Mr. Giovanni Barbarossa, formerly Chief Executive Officer and a director of Avanex, pursuant to the terms of his change of control agreement with Avanex, or the Change in Control Agreement, because he is not continuing to serve as an executive of the combined entity. Mr. Barbarossa, however, is serving as a director of the combined entity. The Change in Control Agreement provides that if, within 12 months following a change in control (which includes the consummation of the merger), either (i) Mr. Barbarossa is terminated without cause (as such term is defined in the Change in Control Agreement) or (ii) Mr. Barbarossa voluntarily resigns for good reason (as such term is defined in the Change in Control Agreement), then, provided the executive timely executes and does not revoke a release of claims, the executive will receive: (a) a single cash lump sum severance payment equal to 12 months of salary; (b) a lump sum cash payment equal to the then current year’s target annual incentive (if a bonus incentive plan has been established), pro-rated to the date of separation; (c) the vesting of 100% of the executive’s then outstanding and unvested equity awards; and (d) payment of premiums for continued health coverage and benefits pursuant to COBRA continuation coverage for a period of 12 months. On May 5, 2009, pursuant to the Change in Control Agreement, we paid Mr. Barbarossa an aggregate of $360,000 in a lump sum payment, which reflects his payment equal to 12 months of salary, accelerated his unvested equity awards and will pay premiums for continued health coverage.
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

OCLARO, INC.
Date: May 7, 2009	By:	/s/ Jerry Turin
Jerry Turin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1(1)	Agreement and Plan of Merger and Reorganization dated January 27, 2009 by and among Oclaro Inc. (formerly known as Bookham, Inc.), Ultraviolet Acquisition Sub, Inc., and Avanex Corporation

3.1(2)	Amended and Restated Bylaws of Oclaro, Inc., as amended

3.2(3)	Restated Certificate of Incorporation of Oclaro, Inc., as amended

4.1	Form of Replacement Warrant

10.1(4)	Form of Avanex Voting Agreement

10.2(5)	Form of Bookham Voting Agreement

10.3(6)	Amendment Number Three to Credit Agreement, dated as of April 27, 2009, by and among Wells Fargo Foothill, Inc., Bookham, Inc., Bookham Technology plc, New Focus, Inc. and Bookham (US), Inc.

10.4	Form of amendment to restricted stock award agreement issued pursuant to Amended and Restated 2004 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 000-30684) on January 29, 2009, and incorporated herein by reference.

(2)	Previously filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-158973) on May 4, 2009, and incorporated herein by reference.

(3)	Previously filed as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-8 (File No. 333-158973) on May 4, 2009, and incorporated herein by reference.

(4)	Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 000-30684) on January 29, 2009, and incorporated herein by reference.

(5)	Previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K (File No. 000-30684) on January 29, 2009, and incorporated herein by reference.

(6)	Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (File No. 000-30684) on May 1, 2009, and incorporated herein by reference.