Form 10-K
period 2009-06-27
OCLARO, INC.
filed 2009-09-04
CIK 1110647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 27, 2009

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 000-30684

OCLARO, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1303994
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2584 Junction Avenue, San Jose, California, 95134
(Address of Principal Executive Offices, Zip code)

(408) 383-1400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share	NASDAQ Global Market
(Title of each class)	(Name of each exchange on which registered)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $45,050,000 based on the last reported sale price of the registrant’s common stock on December 26, 2008 as reported by the NASDAQ Global Market ($0.45 per share). As of September 1, 2009, there were 186,839,439 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders, which will be filed on or before October 26, 2009. With the exception of the sections of the registrant’s 2009 Proxy Statement specifically incorporated herein by reference, the registrant’s Proxy Statement for its 2009 Annual Meeting of Stockholders is not deemed to be filed as part of this Form 10-K.

OCLARO, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 27, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. These forward-looking statements include statements concerning (i) the impact of the acquisition of Avanex Corporation and the asset swap with Newport Corporation (Newport) on the combined entity’s gross margin, (ii) sources for improvement of gross margin and operating expenses, including supply chain synergies, optimizing mix of product offerings, transition to higher margin product offerings, benefits of combined research and development and sales organizations and single public company costs, (iii) the expected first year financial opportunities, including becoming profitable in twelve months, expected synergies per quarter by the end of the fourth full quarter after the close of the merger with Avanex Corporation and restructuring costs, (iv) opportunities to grow in adjacent markets, (v) statements containing the words “target,” “believe,” “plan,” “anticipate,” “expect,” “estimate,” “will,” “should,” “ongoing,” and similar expressions and (vi) the assumptions underlying such statements. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including the impact of continued uncertainty in world financial markets and the resulting reduction in demand for our products, the future performance of Oclaro, Inc. following the closing of the merger with Avanex Corporation and the Newport asset swap, the inability to realize the expected benefits and synergies as a result of the of the merger with Avanex Corporation and the Newport asset swap, increased costs related to downsizing and compliance with regulatory requirements in connection with such downsizing, and the limited availability of credit or opportunity for equity based financing. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and the documents incorporated herein by reference.

PART I

Item 1.	Business

Overview

We are a provider of high performance optical components, modules and subsystems to the telecommunications (telecom) market, and we believe we are one of the largest providers into metro and long haul network applications. Our telecom divisions leverage proprietary core technologies and vertically integrated product development to provide our telecommunications customers with cost-effective and innovative optical solutions through our transmission products and our regeneration and optical routing products. We also have an advanced photonics solutions division, previously referred to as our non-telecom division, which is chartered with diversification and growth into new markets by leveraging our brand, chip design and manufacturing expertise. We are a global company with chip fabrication facilities in the United Kingdom (U.K.), Switzerland and Italy, as well as in Arizona on a temporary basis during the transition of manufacturing related activities that we acquired from Newport Corporation (Newport) on July 4, 2009 to our European facilities over the upcoming quarters. We also have manufacturing facilities in the United States (U.S.), Thailand and China, and research and development teams in the U.S., U.K., Switzerland, Italy and China.

We are the result of the April 27, 2009 merger of Bookham, Inc. (Bookham) and Avanex Corporation (Avanex), with Bookham becoming the parent company and changing its name to Oclaro, Inc. (Oclaro) upon the close of the merger. Subsequent to the merger, Avanex Corporation changed its name to Oclaro (North America), Inc. All financial information contained herein prior to April 27, 2009 relates to the consolidated financial position and results of operations of the former Bookham, and all financial information subsequent to April 27, 2009 herein relates to the consolidated financial position and results of operations of Oclaro, which includes the consolidated financial information of Avanex. All references in this Annual Report on Form 10-K to “Bookham” refer to Oclaro, Inc, and all references to “Avanex” refer to Oclaro (North America), Inc.

We are a Delaware corporation, incorporated on June 29, 2004. Our common stock is traded on the NASDAQ Global Market under the symbol “OCLR”. On September 10, 2004, pursuant to a scheme of arrangement under the laws of the United Kingdom, we became the publicly traded parent company of the Oclaro Technology plc (formerly Bookham Technology plc) group of companies, including Oclaro Technology plc, a public limited company incorporated under the laws of England and Wales whose stock was previously traded on the London Stock Exchange and the NASDAQ National Market.

We maintain a web site with the address www.oclaro.com. Our web site includes links to our Code of Business Conduct and Ethics and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters. We did not waive any provisions of our Code of Business Conduct and Ethics during the year ended June 27, 2009. If we amend, or grant a waiver under, our Code of Business Conduct and Ethics that applies to our principal executive officer or our principal financial and accounting officer, or persons performing similar functions, we intend to post information about such amendments or waivers on our web site. We are not including the information contained in our web site or any information that may be accessed through our web site as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our web site, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

Recent Development

On July 4, 2009, we closed a transaction with Newport, under which Newport acquired certain assets and liabilities of our Oclaro Photonics, Inc. (formerly New Focus, Inc.) subsidiary, which are referred to collectively herein as the New Focus business and which was in our advanced photonics solutions division, in exchange for certain assets and liabilities of the high power laser diodes business of Newport, which will become part of our advanced photonics solutions division. We also received $3.0 million in cash proceeds in the transaction, which is expected to fund a substantial portion of related transition and integration costs. We expect the acquisition to leverage our existing state-of-the art global manufacturing infrastructure and lower certain of our product costs, including the costs of certain of our transmission products, as a result of operating efficiencies achieved through economies of scale and greater factory utilization. We believe this transaction has positioned us to become the largest merchant supplier to the high power laser diodes market. This transaction also includes a four-year supply agreement whereby we will be sole source supplier of diodes to Newport Spectra-Physics for a one year period followed by majority allotment for the next three years. This acquisition by our advanced photonics solutions division complements the positions, which we believe to be number one or number two, that we have achieved in the long haul and metro markets as a result of the merger of Bookham and Avanex. We believe that having a leading presence in key markets helps insure our ability to invest in research and development (R&D) and innovate for the future. In the consolidated financial information disclosed herein, the historical results of operations of the New Focus business are disclosed as discontinued operations of Oclaro.

Industry

Optical technology transfers information in the form of light signals along optical fibers. The light signals are transmitted through fiber optic cable. Beyond lasers, many other optical components and subsystems are utilized within optical networks to generate, clean, amplify, isolate, route, or otherwise enhance light signals.

Over the last several years, the optical components, modules and subsystems industry has experienced a modest increase in business levels, as compared to previous years, going back to the end of a rapid telecom build out through 2000, and into 2001, which created excess capacity that continued through the 2004 to 2005 timeframe. As excess capacity has been consumed, network carriers and cable companies have been deploying new communication networks or have been upgrading the backbone of existing communication networks. In the last two to three quarters this trend of modest growth has reversed, we believe for reasons primarily associated with the global economic slowdown and uncertainties in financial markets rather than as a function of the long-term demand drivers of the sector. We believe that the trend toward an increase in demand for optical solutions is in response to growing bandwidth demand driven by increased transmission of video, voice and data over optical communication networks, and by a need among network carriers to decrease the total cost of ownership of their networks. Certain large telecommunications network carriers have also disclosed that they plan to deploy, and have begun to deploy, new broadband access networks based on fiber optic technologies. These fiber-to-the-premise networks significantly increase the capacity and expand the type of services that can be utilized by residential users. Telecom network carriers are also demanding increased flexibility in their networks, and the related features can also contribute cost and performance advantages. This is an additional driver of demand in certain of our product areas, including for tunable laser products in the transmission area, and for switching products, such as reconfigurable optical add/drop multiplexers, also known as ROADMs, in the regeneration and optical routing area.

Since 2001, the industry has been characterized by significant restructuring and consolidation through merger and acquisition activity. In addition to Oclaro being formed out of the April 27, 2009 merger of Bookham and Avanex, both of these predecessors have also participated in significant past merger and acquisition activities. Bookham’s acquisitions included, in particular, the Nortel Networks Optical Components business in 2002, the Marconi Optical Components business in 2002, and seven other acquisitions between 2003 and 2009. Avanex’s acquisitions included, in particular, Alcatel Optronics — France, certain assets of the optical components business of Corning Incorporated, and substantially all the assets of Vitesse’s Optical Components Systems division, all in 2003. During this period, both of our predecessor companies have been involved in substantial integration and restructuring activities, including the shifting of certain manufacturing operations to lower-cost geographic regions. These acquisitions have also contributed significant intellectual property assets to the combined portfolio of Oclaro.

Our Strategy

We follow a set of business strategies we believe will enable us to best serve our customers by anticipating where the market is going and by leveraging our innovation at all levels of our company to create the solutions that define the next generation of systems.

For example, innovation at the component level has been a primary enabler of optical networking, facilitating increased transmission capacity, improving signal quality and lowering cost. Although many of our competitors have outsourced their own manufacturing capabilities, in whole or in part, we have primarily maintained a vertically integrated approach, in particular with our wafer fabrication facilities, as well as with our Shenzhen assembly and test facility, which we supplement with the use of contract manufacturers on a selective basis, including the contract manufacturing relationships contributed by our merger with Avanex, to provide further flexibility to, and to complement, our internal capabilities. Where we leverage our own in-house manufacturing capabilities we are able to support and control all phases of the development and manufacturing process from chip creation to component design and all the way through module and subsystem production. Our wafer fabrication facilities in particular, we believe, position us to introduce product innovations delivering optical network cost and performance advantages to our customers. For example, we believe our 3-inch indium phosphide wafer (InP) semiconductor fabrication facility in Caswell, U.K. provides us the competitive advantage of InP photonic integration, which in turn allows us to increase the complexity of the optical circuits that we design and manufacture, and the integration of photonics components within smaller packages, without the relatively high cost, power and size issues associated with less integrated solutions. We also believe that our in-house control of this complete process provides us with the opportunity to respond more quickly to changing customer requirements, allowing our customers to reduce the time it takes them to deliver products to market, and that our ability to deliver innovative technologies in a variety of form factors ranging from chip level to module level to subsystem level, allows us to address the needs of a broad base of potential customers regardless of their desired level of product integration or complexity.

Integration and consolidation are also key concepts of our business strategy, both at the product level and from a market point of view. The consolidation of Bookham and Avanex into Oclaro was a significant step in our strategy to be vertically integrated with core technology, optical components, modules and sub-systems under one roof. We also believe the combination of Bookham and Avanex elevated Oclaro into the number one or number two position in the metro and long-haul markets, giving us a market presence helping ensure our ability to invest in R&D and innovate for the future. Consolidation is also an important concept from an industry landscape point of view. The optical components industry has historically been fragmented and characterized by large numbers of competitors.

Not only have we consolidated our position within the metro and long-haul markets, but we believe that significant consolidation has taken place at the optical wafer fabrication level since the telecom industry bubble collapse of 2001, and that certain of our world class fabrication facilities are among the few best-in-class operations remaining in the world. We believe there may be more consolidation of the optical components industry, either through mergers and acquisitions among our competitors, or through competitors ceasing to operate as result of the current difficult global economic conditions. As we have done in the past, we will also continue to consider the use of acquisitions as a means to enhance our scale, obtain critical technologies and enter new markets.

We also believe in the importance of facilitating ease of our customers doing business. This includes efforts to deliver constant improvement in product costs and performance through innovation and it also includes exhibiting high standards of flexibility and quality. We believe that our vertically integrated manufacturing strategy, with selective use of third party contract manufacturers for back end processes where appropriate, as well as our vertically integrated product offerings, can also contribute to achieving this objective. We also believe that our software tools and expertise, including the proprietary Oasis software platform developed by Avanex, represent a competitive advantage enhancing our customers’ ability to bring product to market on a more rapid basis. Ultimately, we believe that supporting the ease of our customers doing business may lead to greater customer loyalty and increased opportunity for strategic partnerships.

Our Product Offerings

We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals with primary application in fiber optic telecommunications networks, and we have leveraged these capabilities into certain other advanced photonics solutions applications. We have significant expertise in technology such as III-V optoelectronic semiconductors utilizing indium phosphide, gallium arsenide and lithium niobate substrates, thin film filters and micro-optic assembly and packaging technology. In addition to these technologies, we also have electronics design, firmware and software capabilities to produce transceivers, transponders, optical amplifiers, ROADMS and other value-added subsystems.

Transmission Products for the Telecom Market

•	Laser transmitters.

Tunable laser transmitters.  Our tunable laser products include discrete lasers and co-packaged laser modulators to optimize performance and reduce the size of the product. Our tunable products at the component level include an InP tunable laser chip, a 10 Gb/s iTLA tunable laser and a 10 Gb/s co-packaged laser modulator tunable compact mach-zender. We also supply our tunable components into our customer’s 40 Gb/s products, and believe we are the primary supplier of these and related components into substantially all 40 Gb/s solutions commercially available today.

Fixed wavelength laser transmitters.  Our fixed laser products include discrete lasers and co-packaged laser modulators to optimize performance and reduce the size of the product. Our fixed wavelength products at the component level are designed for both long-haul and metro applications at 2.5 Gb/s and 10 Gb/s and include a InP laser chips, a 10Gb/s laser and a 10Gb/s co-packaged laser and compact mach-zender modulator.

We believe that our ability to produce co-packaged, integrated transmitters, both tunable and fixed wavelength, many of which are sole-sourced to customers, demonstrates the advantages of InP photonic integration provided by our InP wafer fabrication facility in Caswell, U.K.

•	Lithium niobate modulators. Our lithium niobate modulators are optical devices fabricated from lithium niobate and other optical devices that manipulate the phase or the magnitude of an optical signal. Their primary function is to transfer information on an optical carrier by modulating the light. These devices externally modulate the lasers of discrete transmitter products including, but not limited to, our own standalone laser products.

•	Receivers. Our portfolio of discrete receivers for metro and long-haul applications at 2.5 Gb/s and 10 Gb/s includes avalanche photodiode, or APD, preamp receivers, as well as photodiode, or PIN, preamp receivers, and PIN and APD modules and products that feature integrated attenuators.

•	Transceivers. Our small form factor pluggable transceiver portfolio includes SFP products operating at 2.5 Gb/s and XFP products operating at 10 Gb/s, including a tunable X2 extended product operating at 10 Gb/s.

•	Transponder modules. Our transponder modules provide both transmitter and receiver functions. A transponder includes electrical circuitry to control the laser diode and modulation function of the transmitter as well as the receiver electronics. We supply a small form factor tunable transponder at 10 Gb/s and are in the process of qualifying what we believe to be a unique 40 Gb/s transponder with significant cost advantages, potentially contributing to the acceleration of 40 Gb/s deployment, with cost savings arising due to the integration of Oclaro component level products, and based on a DQPSK modulation scheme which we also believe represents a differentiator and a competitive advantage.

Regeneration and Optical Routing Products for the Telecom Market

•	Pump laser chips. Our 980 nanometer (nm) pump laser diodes are designed for use as high-power, reliable pump sources for erbium doped fiber amplifiers, or EDFAs, in terrestrial and undersea, or submarine, applications. Uncooled modules are designed for low-cost, reliable amplification for metro, cross-connect or other single/multi channel amplification applications, and submarine applications.

•	Thin Film Filters. Our thin film filter, or TFF, products are used for multiplexing and demultiplexing optical signals within dense wave division multiplexing, or WDM transmission systems. In addition to this, TFF products are used to attenuate and control light within our amplifier product range.

•	Amplifiers. EDFAs are used to boost the brightness of optical signals and offer compact amplification for ultra long-haul, long-haul and metro networks. We offer a semi-custom product portfolio of multi-wavelength amplifiers from gain blocks to full card level or subsystem solutions designed for use in wide bandwidth WDM, optical transmission systems. We also offer lower cost narrow band mini-amplifiers. 980 nm pump laser diodes are a key component of these products and they are mostly sourced internally from our own wafer fabrication facilities.

•	Wavelength Management. Our wavelength management products include switching and routing solutions, multiplexing and signal processing solutions and micro-optics and integrated modules, including products that optically add and drop transmission signals in both fixed and reconfigurable versions, including ROADMs, products that optically multiplex or demultiplex signals based on thin film filters, planar and interleaver technologies, and products that optically attenuate signal power across a single or multiple wavelength bands.

•	Dispersion Compensation Management. Our dispersion compensation product family consists of products that optically compensate for chromatic dispersion and dispersion degradation of transmission signals, including fixed and tunable products based on dispersion compensating fiber and cascaded etalons.

Advanced Photonic Solutions Products

•	High Powered Laser Diode Products. We market advanced pump laser technology diodes for material processing and printing applications. On July 4, 2009 we completed the acquisition of the laser diode business of Newport, and this acquisition will expand our high-powered laser diode product offering into additional industrial and medical applications.

•	Thin Film Filter Products. We deploy our optical TFF technology to markets outside of telecommunications, with applications available in the life sciences, biotechnology and consumer display industries.

•	VCSEL Products. We sell low-power polarized products for mouse and data communications applications.

•	Photonics and Microwave Products. Prior to the July 4, 2009 divestiture of our New Focus business to Newport, we sold advanced photonic tools principally used for generating, measuring, moving, manipulating, modulating and detecting optical signals, as well as tunable lasers for test and measurement applications, to diversified markets such as research institutions and semiconductor capital equipment manufacturers.

Customers, Sales and Marketing

We operate in two business segments: (i) telecom, in which we have transmission products and regeneration and optical routing products focused on the design, development, manufacture, marketing and sale of optical component products to telecommunications systems vendors, and (ii) advanced photonics solutions, which is focused on the design, manufacture, marketing and sale of optics and photonics solutions for markets including material processing, medical, industrial, printing and biotechnology. Upon the close of our April 27, 2009 merger with Avanex, we initiated the process of combining our existing telecom business with the business of Avanex, and realigning the combined telecom business segment into two telecom-centric product groups: i) transmission; and ii) regeneration and optical routing.

The following table sets forth our net revenues by segment for the periods indicated:

	Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands)

Net revenues:
Telecom	$188,492	$176,856	$153,823
Advanced photonics solutions	22,431	25,807	17,360

Consolidated net revenues	$210,923	$202,663	$171,183

For additional information on these business segments, see Note 17 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We believe it is essential to maintain a comprehensive and capable direct sales and marketing organization. As of June 27, 2009, we had an established direct sales and marketing force of 136 people for all of our products sold in the U.K., China, France, Germany, Switzerland, Canada, Italy and the United States. This sales and marketing organization supports both of our business segments.

In addition to our direct sales and marketing organization, we also sell and market our products through international sales representatives and resellers that extend our commercial reach to smaller geographic locations and customers that are not currently covered by our direct sales and marketing efforts.

Our telecom products and many of our advanced photonics solutions products typically have a long sales cycle. The period of time from our initial contact with a customer to the receipt of an actual purchase order is frequently a year or more. In addition, many customers perform, and require us to perform, extensive process and product evaluation and testing of components before entering into purchase arrangements.

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

For the fiscal year ended June 27, 2009, Huawei Technologies Co., Ltd. (Huawei) accounted for 17 percent and Nortel accounted for 14 percent of our net revenues. For the fiscal year ended June 28, 2008, Nortel accounted for 17 percent and Huawei accounted for 12 percent of our net revenues. For the fiscal year ended June 30, 2007, Nortel accounted for 23 percent, Cisco Systems accounted for 14 percent and Huawei accounted for 11 percent of our net revenues.

We principally sell our transmission and regeneration and optical routing products to telecommunications systems and components vendors, as well as to customers in data communications, military and aerospace. Customers for our advanced photonics solutions products include life-sciences companies, industrial printing companies, and consumer electronics components companies, and prior to our divestiture of our New Focus business, semiconductor capital equipment manufactures and academic, military and governmental institutions engaged in advanced research and development activities.

The following table sets forth our net revenues by geographic region for the periods identified, determined based on the country to which the products were shipped:

	Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands)

United States	$42,776	$36,209	$26,173
Canada	14,596	39,050	56,092
Europe:
United Kingdom	10,921	8,134	5,035
Other	42,315	35,596	25,495
Asia:
China	65,508	58,413	37,239
Other	21,443	17,683	17,759
Rest of world	13,364	7,578	3,390

	$210,923	$202,663	$171,183

We are subject to risks related to operating in foreign countries. These risks include, among others: currency fluctuations; difficulty in accounts receivable collection and longer collection periods; difficulty in enforcing or adequately protecting our intellectual property; foreign taxes; political, legal and economic instability in foreign markets; and foreign regulations. Any of these risks, or any other risks related to our foreign operations, including those set forth in Item 1A “Risk Factors” in this Annual Report on Form 10-K, could materially adversely affect our business, financial condition and results of operations and could result in increased operating expenses and reduced revenues.

Manufacturing

Although many of our competitors have in recent years outsourced their own manufacturing capabilities, in whole or in part, we have primarily maintained a vertically integrated approach, in particular with our wafer fabrication facilities, as well as with our Shenzhen assembly and test facility, which we supplement with the use of contract manufacturers on a selective basis, including the contract manufacturing relationships contributed by our merger with Avanex, to provide further flexibility to, and to complement, our internal capabilities. Where we leverage our own in-house manufacturing capabilities we are able to support and control all phases of the development and manufacturing process from chip creation to component design and all the way through module and subsystem production. Our wafer fabrication facilities in particular, we believe, position us to introduce product innovations delivering optical network cost and performance advantages to our customers. We believe that our in-house control of this complete process provides us with the opportunity to respond more quickly to changing customer requirements, allowing our customers to reduce the time it takes them to deliver products to market. We also believe that our ability to deliver innovative technologies in a variety of form factors ranging from chip level to module level to subsystem level, allows us to address the needs of a broad base of potential customers regardless of their desired level of product integration or complexity.

We also believe our advanced chip and component design and manufacturing facilities would be very expensive to replicate. On-chip, or monolithic, integration of functionality is more difficult to achieve without control over the production process, and requires advanced process know-how and equipment. Although the market for optical integrated circuits is still in its early stages, it shares many characteristics with the semiconductor market, including the positive relationship between the number of features integrated on a chip, the wafer size and the cost and sophistication of the fabrication equipment. For example, we believe our 3-inch wafer InP semiconductor fabrication facility in Caswell, U.K. provides us a competitive advantage by allowing us to increase the complexity of the optical circuits that we design and manufacture, and the integration of photonics components within smaller packages, without the relatively high cost, power and size issues associated with less integrated solutions. We also believe that our pump laser gallium arsenide semiconductor fabrication facility in Zurich, Switzerland is one of the few facilities in the world offering the 980 nm pump laser diode capability required for most metro and long haul optical amplification solutions.

Our manufacturing capabilities include fabrication processing operations for indium phosphide substrates, gallium arsenide substrates, lithium niobate substrates and thin film filters, including clean room facilities for each of these fabrication processes, along with assembly and test capability and reliability/quality testing. We utilize sophisticated semiconductor processing equipment in these operations, such as epitaxy reactors, metal deposition systems, and photolithography, etching, analytical measurement and control equipment. Our assembly and test facilities include specialized automated assembly equipment, temperature and humidity control and reliability and testing facilities.

We have wafer fabrication facilities in Caswell, U.K.; Zurich, Switzerland; San Donato, Italy; and, subsequent to our July 4, 2009 acquisition of the laser diode business of Newport, in Tucson, Arizona, the fabrication processes which we expect to transfer to our European facilities within the next twelve months. We also have assembly and test facilities in Shenzhen, China, and a thin film filter manufacturing facility in Santa Rosa, California. The substantial portion of the former Avanex’s products are assembled and tested by third party contract manufacturers in Thailand and China, principally Fabrinet in Thailand, and these activities are coordinated by our operations support center in Bangkok, Thailand. For assembly and test, we believe that maintaining a strategy of utilizing both internal manufacturing and third party subcontractors maximizes the flexibility and leverage of our back-end processes. As of June 27, 2009, our manufacturing organization comprised 2,143 people.

Research and Development

We intend to draw upon our internal development and manufacturing capability to continue to create innovative solutions for our customers. We believe that continued focus on the development of our technology, and cost reduction of existing products through design enhancements, are critical to our future competitive success. We seek to expand and develop our transmission, regeneration and optical routing, and advanced photonics solutions products to reduce cost, improve performance and address new market opportunities, and to enhance our manufacturing processes to reduce production costs, provide increased device performance and reduce product time to market.

We have significant expertise in optical technologies such as optoelectronic semiconductors utilizing indium phosphide, gallium arsenide and lithium niobate substrates, thin film filters and micro-optic assembly and packaging technology. In addition to these technologies, we also have electronics design, firmware and software capabilities to produce transceivers, transponders, optical amplifiers, ROADMs and other value-added subsystems. We will also consider supplementing our in-house technical capabilities with strategic alliances or technology development arrangements with third parties when we deem appropriate. We spent $26.1 million, $28.6 million and $39.1 million on research and development during the years ended June 27, 2009, June 28, 2008, and June 30, 2007, respectively. As of June 27, 2009, our research and development organization comprised 138 people.

Our research and development facilities are in Paignton and Caswell, U.K.; San Jose and Santa Rosa, California; San Donato, Italy; Zurich, Switzerland; Shenzhen and Shanghai, China; Horseheads, New York and, since our July 4, 2009 acquisition of the laser diodes business of Newport, in Tucson, Arizona. These facilities include computer-aided design stations, modern laboratories and automated test equipment. Our research and development organization has optical and electronic integration expertise that facilitates meeting customer-specific requirements as they arise.

Intellectual Property

Our competitive position significantly depends upon our research, development, engineering, manufacturing and marketing capabilities, and not just on our patent position. However, obtaining and enforcing intellectual property rights, including patents, provides us with a further competitive advantage. In the appropriate circumstances, these rights can help us to obtain entry into new markets by providing consideration for cross licenses. In other circumstances they can be used to prevent competitors from copying our products or from using our inventions. Accordingly, our practice is to file patent applications in the United States and other countries for inventions that we consider significant. In addition to patents, we also possess other intellectual property, including trademarks, know-how, trade secrets and copyrights.

Oclaro has a substantial number of patents in the United States and other countries, and additional applications are pending. These relate to technology that we have obtained from our acquisitions of businesses and companies in addition to our own internally developed technology. As of June 27, 2009, we held 736 U.S. patents and 246 non-U.S. patents, and we had approximately 224 patent applications pending in various jurisdictions. Although our business is not materially dependent upon any one patent, our rights and the products made and sold under our patents, taken as a whole, are a significant element of our business.

We maintain an active program designed to identify technology appropriate for patent protection. We require employees and consultants to execute the appropriate non-disclosure and proprietary rights agreements. These agreements acknowledge our exclusive ownership of intellectual property developed for us and require that all proprietary information disclosed remain confidential. While such agreements are intended to be binding, we may not be able to enforce these agreements in all jurisdictions.

Although we continue to take steps to identify and protect our patentable technology and to obtain and protect proprietary rights to our technology, we cannot be certain the steps we have taken will prevent misappropriation of our technology, especially in certain countries where the legal protections of intellectual property are still developing. We may take legal action to enforce our patents and trademarks and other intellectual property rights. However, legal action may not always be successful or appropriate. Further, situations may arise in which we may decide to grant intellectual property licenses to third parties in which case other parties will be able to exploit our technology in the marketplace.

Oclaro enters into patent and technology licensing agreements with other companies when management determines that it is in its best interest to do so, for example, see our risk factor “Our products may infringe the intellectual property rights of others which could result in expensive litigation or require us to obtain a license to use the technology from third parties, or we may be prohibited from selling certain products in the future” appearing in Item 1A of this Annual Report on Form 10-K. These may result in net royalties payable to Oclaro or by Oclaro to third parties. However, the royalties received from or paid to third parties have not been, and are not expected to be, material to our consolidated results of operations.

In the normal course of business, we periodically receive and make inquiries regarding possible patent infringement. In dealing with such inquiries, it may become necessary or useful for Oclaro to obtain or grant licenses or other rights. However, there can be no assurance that such licenses or rights will be available to us on commercially reasonable terms, or at all. If we are not able to resolve or settle claims, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend our position, our business, financial condition and results of operations could be materially and adversely affected.

Competition

The optical communications markets are rapidly evolving. We expect these markets to continue to be highly competitive because of the available capacity and number of competitors. We believe that our principal competitors in the optical subsystems, modules and components industry include EMCORE Corporation, Finisar Corporation, JDSU, Oplink Communications, Inc. and Opnext, Inc., and vertically-integrated equipment manufactures such as Fujitsu Limited and Sumitomo Electric Industries, Ltd. The principal competitive factors upon which we compete include breadth of product line, availability, performance, product reliability, innovation and selling price. We seek to differentiate ourselves from our competitors by offering high levels of customer value through collaborative product design, technology innovation, manufacturing capabilities, optical/mechanical performance, intelligent features for configuration, control and monitoring, multi-function integration and overall customization. Although we believe that we compete favorably with respect to these factors, there can be no assurance that we will continue to do so. We encounter substantial competition in most of our markets, although no one competitor competes with us across all product lines or markets.

Consolidation in the optical systems and components industry in the past has intensified, and future consolidation could further intensify, the competitive pressures that we face. For example, in addition to our recent merger with Avanex, Finisar Corporation and Optium Corporation merged in 2008, and Opnext, Inc. acquired StrataLight Communications, Inc. in 2009. In the past, JDSU, Oplink Communications, Inc. and EMCORE Corporation have also expanded their businesses through acquisitions.

We also face competition from companies that may expand into our industry and introduce additional competitive products. Existing and potential customers are also our potential competitors. These customers may develop or acquire additional competitive products or technologies, which may cause them to reduce or cease their purchases from us.

Competitors of our advanced photonics solutions division include laser diode suppliers such as DILAS Diode Lasers, Inc., Jenoptik AG, Coherent, Inc. and JDSU, some of which are captive suppliers to their own vertically integrated laser systems operations as well as suppliers to external customers, and some of which are merchant suppliers of laser diodes, like ourselves.

Long-Lived Tangible Assets and Total Assets

The following table sets forth our long-lived tangible assets and total assets by geographic region as of the dates indicated:

	Long-Lived Tangible Assets		Total Assets
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
		(Thousands)

United States	$2,252	$1,149	$94,539	$65,237
Canada	185	304	363	751
Europe:
United Kingdom	3,104	6,296	52,861	61,350
Other	4,286	4,094	28,204	28,477
Asia:
China	19,996	20,443	55,130	56,273
Other	52	—	2,291	2

	$29,875	$32,286	$233,388	$212,090

Employees

As of June 27, 2009, we employed 2,585 persons, including 138 in research and development, 2,143 in manufacturing, 136 in sales and marketing, and 168 in finance and administration. In Italy and in France 111 employees and 21 employees, respectively, belong to local collective bargaining/professional guilds. None of our other employees are subject to collective bargaining agreements. We believe that our relations with our employees are good.

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

We have historically incurred losses and negative cash flows from operations since our inception. As of June 27, 2009, we had an accumulated deficit of $1,091.7 million. We do not expect to be profitable from operations in the quarter ending September 26, 2009 and there is no assurance with regard to any future period.

Our loss from continuing operations for the years ended June 27, 2009, June 28, 2008, and June 30, 2007 was $25.8 million, $23.3 million and $82.5 million, respectively. We may not be able to achieve profitability in any future period. If we are unable to do so, we may need additional financing, which may not be available to us on commercially acceptable terms or at all, to execute on our current or future business strategies.

The combined company may not achieve strategic objectives, anticipated synergies and cost savings and other expected benefits of the merger with Avanex or the acquisition of the high power laser diodes business of Newport.

We completed our merger with Avanex on April 27, 2009 and the acquisition of the high power laser diodes business of Newport on July 4, 2009. We expect certain strategic and other financial and operating benefits as a result of these transactions, including, among other things, certain cost and performance synergies. However, we cannot predict with certainty which of these benefits, if any, will actually be achieved or the timing of any such benefits.

The following factors, among others, may prevent us from realizing these benefits:

•	the inability to increase product sales;

•	substantial demands on our management as a result of these transactions that may limit their time to attend to other operational, financial and strategic issues;

•	difficulty in:

•	the integration of operational, financial and administrative functions and systems to permit effective management, and the lack of control if such integration is not implemented or delayed;

•	demonstrating to our customers that the merger and acquisition will not result in adverse changes in client service standards or business focus and helping customers conduct business easily with the combined company;

•	consolidating and rationalizing corporate information technology, engineering and administrative infrastructures;

•	integrating product offerings;

•	coordinating sales and marketing efforts to effectively communicate the capabilities of the combined company;

•	coordinating and integrating the manufacturing activities of the three businesses, including with respect to third party manufacturers;

•	coordinating and integrating the supply chains;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	preserving important relationships of the businesses and resolving potential conflicts between business cultures;

•	coordinating the international activities of the three businesses;

•	unexpected liabilities associated with the acquired businesses or unanticipated costs related to the integration;

•	tax law due to increasing complexities of our global operating structure; and

•	employment law or regulations or other limitations in foreign jurisdictions that could have an impact on timing, amounts or costs of achieving expected synergies.

Our integration with Avanex and the high power laser diode business will be a complex, time consuming and expensive process. It is not certain that these businesses can be successfully integrated in a timely manner, or at all, or that any of the anticipated benefits will be realized. Failure to achieve the strategic objectives of the merger with Avanex and the acquisition of the high power laser diodes business could have a material adverse effect on our revenues, expenses and our operating results and cash resources and could result in us not achieving the anticipated potential benefits of these transactions. In addition, we cannot assure you that the growth rate of the combined company will equal the historical growth rate experienced by Bookham, Avanex or the high power laser diodes business.

We may not be able to maintain current levels of gross margins.

We may not be able to maintain or improve our gross margins, to the extent that current economic uncertainty, or other factors, affects our overall revenue, and we are unable to adjust expenses as necessary. We attempt, in any event, to reduce our product costs and improve our product mix to offset price erosion expected on certain product categories. . Our gross margins can also be adversely impacted for reasons including, but not limited to, unfavorable production variances, increases in costs of input parts and materials, the timing of movements in our inventory balances and possible exposure to inventory valuation reserves. Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations.

Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may increase the other risks that affect our business.

The world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, dramatically increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, rating downgrades of investments and reduced valuations of securities generally. In light of these economic conditions, certain of our telecom customers have reduced their spending plans, leading them to draw down their existing inventory and reduce anticipated orders for optical components. Furthermore, it is possible that these customers, or others, will continue to significantly reduce capital expenditures in the near term, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. These actions have, and we expect that they will continue to have, an adverse impact on our own revenues. In addition, the financial downturn has affected the financial strength of certain of our customers, and could adversely affect others. In particular, in fiscal year 2009 we issued billings of (i) $4.1 million for products that were shipped to Nortel, but for which payment was not received prior to Nortel’s bankruptcy filing on January 14, 2009, and (ii) $1.3 million for products that were shipped to a contract manufacturer for which payment might not have been received due to the Nortel bankruptcy filing. As a result, an aggregate of $5.4 million in revenue was deferred, and therefore was not recognized as revenues or accounts receivable in the consolidated financial statements at the time of such billings, as we determined that such amounts were not reasonably assured of collectability in accordance with its revenue recognition policy. As of June 27, 2009, the remaining uncollected contractual receivables from Nortel, from prior to their bankruptcy filing, total $3.1 million, which are not reflected in the accompanying consolidated balance sheets. There can be no assurance that Nortel will continue to purchase our products at previously or currently anticipated levels while it is in insolvency proceedings for reasons including, but not limited to, Nortel’s distractions from its core business execution and the reaction of its own customers.

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

The market for telecommunications equipment is characterized by substantial capital investment and diverse and evolving technologies. For example, the market for optical components is currently characterized by a trend toward the adoption of pluggable components and tunable transmitters that do not require the customized interconnections of traditional fixed wavelength “gold box” devices and the increased integration of components on subsystems. Our ability to anticipate and respond to these and other changes in technology, industry standards, customer requirements and product offerings and to develop and introduce new and enhanced products will be significant factors in our ability to succeed. We expect that new technologies will continue to emerge as competition in the telecommunications industry increases and the need for higher and more cost efficient bandwidth expands. The introduction of new products embodying new technologies or the emergence of new industry standards could render our existing products or products in development uncompetitive from a pricing standpoint, obsolete or unmarketable.

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

Historically, we have generated most of our revenues from a limited number of customers. For example, in the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007, our three largest customers accounted for 38 percent, 38 percent and 49 percent of our net revenues, respectively. Revenues from any of our major customers may fluctuate significantly in the future, which could have an adverse impact on our business and results of operations. For example, we expect that the revenues that we receive from the sale of products to Nortel, which accounted for $29.5 million, or 14 percent, of our net revenues for the year ended June 27, 2009, may decline in the future as a result of its bankruptcy filing on January 14, 2009. We may not be able to offset any decline in revenues from our existing major customers with revenues from new customers or other existing customers.

We and our telecom customers depend upon a limited number of major telecommunications carriers.

Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. Many major telecommunication systems companies and telecommunication carriers are reducing inventories and experiencing losses from operations in light of the current economic conditions. The further consolidation of the industry, coupled with declining revenues from our major customers, may have a material adverse impact on our business.

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

Our financial results have been materially impacted by foreign currency fluctuations and our future financial results may also be materially impacted by foreign currency fluctuations. At certain times in our history, declines in the value of the U.S. dollar versus the U.K. pound sterling have had a major negative effect on our margins and our cash flow. Despite our change in domicile from the United Kingdom to the United States in 2004 and the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, a significant portion of our expenses are still denominated in U.K. pounds sterling and substantially all of our revenues are denominated in U.S. dollars. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses will continue to have a material effect on our operating results. For example, from the end of our fiscal year ended June 28, 2008 to the end of our fiscal year ended June 27, 2009, the U.S. dollar has appreciated 17 percent relative to the U.K. pound sterling, which has favorably impacted our results. If the U.S dollar stays the same or depreciates relative to the U.K. pound sterling in the future, our future financial results may also be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan, the Swiss franc, the Thai baht or the Euro vary more significantly than they have to date.

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

We are taking advantage of the comparatively low costs of operating in China. We have transferred substantially all of pre-Avanex merger assembly and test operations, chip-on-carrier operations and manufacturing and supply chain management operations to our facility in Shenzhen, China, and have also transferred certain iterative research and development related activities from the U.K. to Shenzhen, China. The substantial portions of our in-house assembly and test and related manufacturing operations are now concentrated in our single facility in China. To be successful in China we will need to:

•	qualify our manufacturing lines and the products we produce in Shenzhen, as required by our customers;

•	attract qualified personnel to operate our Shenzhen facility; and

•	retain employees at our Shenzhen facility.

There can be no assurance we will be able to do any of these.

Employee turnover in China is high due to the intensely competitive and fluid market for skilled labor. To operate the facility under these conditions, we will need to continue to hire direct manufacturing personnel, administrative personnel and technical personnel; obtain and retain required legal authorization to hire such personnel and incur the time and expense to hire and train such personnel.

Operations in China are subject to greater political, legal and economic risks than our operations in other countries. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits.

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

We intend to continue to export the majority of the products manufactured at our Shenzhen facility. Under current regulations, upon application and approval by the relevant governmental authorities, we will not be subject to certain Chinese taxes and will be exempt from certain duties on imported materials that are used in the manufacturing process and subsequently exported from China as finished products. However, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation and duties in China or may be required to pay export fees in the future. In the event that we become subject to new forms of taxation or export fees in China, our business and results of operations could be materially adversely affected. We may also be required to expend greater amounts than we currently anticipate in connection with increasing production at the Shenzhen facility. Any one of the factors cited above, or a combination of them, could result in unanticipated costs or interruptions in production, which could materially and adversely affect our business.

Fluctuations in operating results could adversely affect the market price of our common stock.

Our revenues and operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year for our telecom products, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, military and biotechnology markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase any products from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred could vary significantly.

Because of these and other factors, quarter-to-quarter comparisons of our results of operations may not be indicative of future performance. In future periods, our results of operations may differ, in some cases materially, from the estimates of public market analysts and investors. Such a discrepancy could cause the market price of our common stock to decline.

The investment of our cash balances and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.

At June 27, 2009, we had $58.0 million in cash and cash equivalents, restricted cash and short-term investments, including $4.2 million in restricted cash and $9.3 million in investments in marketable debt securities. We have historically invested these amounts in U.S. Treasury securities and U.S. government agency securities, corporate debt, money market funds, commercial paper and municipal bonds. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. While we do not hold any investments whose value is directly correlated to sub-prime debt, the risks associated with holding certain investments, including some of the investments we hold, have been and may further be exacerbated by U.S. sub-prime mortgage defaults, which have affected various sectors of the financial markets and caused credit and liquidity issues.

In September 2008, Lehman Brothers Holdings Inc., or Lehman, filed a petition under Chapter 11 of the U.S. Bankruptcy Code. At June 27, 2009, we held a Lehman security with a par value of $0.8 million. As of June 27, 2009, we do not have an estimate of the recovery value of this security, but we have reduced the carrying value of this security to $0.1 million. For the fiscal year ended June 27, 2009, we have recorded impairment charges for the Lehman security of $0.7 million, which are included in other expense in our accompanying consolidated statement of operations.

There may be further declines in the value of our short-term investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

We may record impairment charges which would adversely impact our results of operations.

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually in accordance with SFAS No. 142, Goodwill and Other Intangibles. During the year ended June 27, 2009, we determined that the goodwill related to our New Focus reporting unit and Avalon reporting units was fully impaired. Impairment of goodwill and other intangible assets for fiscal year 2009, net of $2.8 million associated with the discontinued operations of the New Focus business, amounted to $9.1 million.

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

In the fourth quarter of fiscal year 2009, in connection with the merger with Avanex, we accrued an aggregate of approximately $5.4 million in restructuring charges, and we anticipate an additional $1.0 million in merger related restructuring charges in the next fiscal year. On July 4, 2009, we completed the swap of our New Focus business to Newport in exchange for Newport’s Tucson wafer fabrication facility and we expect to incur approximately $3.0 million in restructuring expenses in the next fiscal year in connection with the transfer of the Tucson manufacturing operations to our European facilities.

Over the past eight years, we have enacted a series of restructuring plans and cost reduction plans designed to reduce our manufacturing overhead and our operating expenses. For example, on January 31, 2007, we adopted an overhead cost reduction plan which included workforce reductions and facility and site consolidation of our Caswell, U.K. semiconductor operations. Such charges have adversely affected, and will continue to adversely affect, our results of operations for the periods in which such charges have been, or will be, incurred. Additionally, actual costs have in the past, and may in the future, exceed the amounts estimated and provided for in our financial statements. Significant additional charges could materially and adversely affect our results of operations in the periods that they are incurred and recognized.

Our results of operations may suffer if we do not effectively manage our inventory, and we may incur inventory-related charges.

We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. Accurately forecasting customers’ product needs is difficult. Some of our products and supplies have in the past, and may in the future, become obsolete while in inventory due to rapidly changing customer specifications or a decrease in customer demand. Largely a result of our merger with Avanex, we also have exposure to contractual liabilities to our contract manufacturers for inventories purchased by them on our behalf, based on our forecasted requirements, which may become excess or obsolete. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off non-saleable or obsolete inventory, which would adversely affect our results of operations. We have from time to time incurred significant inventory-related charges. Any such charges we incur in future periods could materially and adversely affect our results of operations.

Oclaro Technology plc may not be able to utilize tax losses and other tax attributes against the receivables that arise as a result of its transaction with Deutsche Bank.

On August 10, 2005, Oclaro Technology plc purchased all of the issued share capital of City Leasing (Creekside) Limited (Creekside), a subsidiary of Deutsche Bank. We entered into this transaction primarily for the business purpose of raising money to fund our operations by realizing the economic value of certain of the deferred tax assets of Oclaro Technology plc to the third party described more fully below. In compliance with U.K. tax law, the transaction was structured to enable certain U.K. tax losses in Oclaro Technology plc to be surrendered in order to reduce U.K. taxes otherwise due on sub-lease revenue payable to Creekside. Creekside was entitled to receivables of £73.8 million (approximately $135.8 million, based on an exchange rate of $1.84 to £1.00 on September 2, 2005) from Deutsche Bank in connection with certain aircraft subleases and these payments have been applied over a two-year term to obligations of £73.1 million (approximately $134.5 million) owed to Deutsche Bank. As a result of the completion of these transactions, Oclaro Technology plc has had available through Creekside cash of approximately £6.63 million (approximately $12.2 million). We expect Oclaro Technology plc to utilize certain expected tax losses and other tax attributes to reduce the taxes that might otherwise be due by Creekside as the receivables are paid. In the event that Oclaro Technology plc is not able to utilize these tax losses and other tax attributes when U.K. tax returns are filed for the relevant periods (or these tax losses and other tax attributes do not arise or are successfully challenged by U.K. tax regulators), Creekside may have to pay taxes, reducing the cash available from Creekside. In the event there is a future change in applicable U.K. tax law, Creekside and in turn Oclaro Technology plc, would be responsible for any resulting tax liabilities, which amounts could be material to our financial condition or operating results.

Our products are complex and may take longer to develop than anticipated and we may not recognize revenues from new products until after long field testing and customer acceptance periods.

Many of our new products must be tailored to customer specifications. As a result, we are developing new products and using new technologies in those products. For example, while we currently manufacture and sell discrete “gold box” technology, we expect that many of our sales of “gold box” technology will soon be replaced by pluggable modules. New products or modifications to existing products often take many quarters to develop because of their complexity and because customer specifications sometimes change during the development cycle. We often incur substantial costs associated with the research and development and sales and marketing activities in connection with products that may be purchased long after we have incurred the costs associated with designing, creating and selling such products. In addition, due to the rapid technological changes in our market, a customer may cancel or modify a design project before we begin large-scale manufacture of the product and receive revenue from the customer. It is unlikely that we would be able to recover the expenses for cancelled or unutilized design projects. It is difficult to predict with any certainty, particularly in the present economic climate, the frequency with which customers will cancel or modify their projects, or the effect that any cancellation or modification would have on our results of operations.

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

We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. We also depend on a limited number of contract manufacturers to manufacture certain of our products, principally Fabrinet in Thailand. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers other than Fabrinet and, therefore, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. In addition, given the current macroeconomic downturn, some of our suppliers that may be small or undercapitalized may experience financial difficulties that could prevent them from supplying us materials and equipment. Any supply deficiencies relating to the quality or quantities of materials or equipment we use to manufacture our products could materially adversely affect our ability to fulfill customer orders and our results of operations.

In addition, Fabrinet’s manufacturing operations are located in Thailand. Thailand has been subject to political unrest in the recent past, including the temporary interruption of service at one of its international airports, and may again experience such political unrest in the future. If Fabrinet is unable to supply us materials or equipment, or if they are unable to ship our materials or equipment out of Thailand due to political unrest, this could materially adversely affect our ability to fulfill customer orders and our results of operations

Our intellectual property rights may not be adequately protected.

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

Our intellectual property portfolio is an important corporate asset. The steps we have taken and may take in the future to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. We cannot assure investors that our competitors will not successfully challenge the validity of our patents or design products that avoid infringement of our proprietary rights with respect to our technology. There can be no assurance that other companies are not investigating or developing other similar technologies, that any patents will be issued from any application pending or filed by us or that, if patents are issued, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, we cannot assure investors that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights under those patents will provide a competitive advantage to us. Further, the laws of certain regions in which our products are or may be developed, manufactured or sold, including Asia-Pacific, Southeast Asia and Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States, the U.K. and continental European countries. This is especially relevant now that we have transferred certain advanced photonics solution manufacturing activities from our San Jose, California facility and transferred all of our assembly and test operations and chip-on-carrier operations, including certain engineering related functions, from our facilities in the U.K. to Shenzhen, China and as our competitors establish manufacturing operations in China to take advantage of comparatively low manufacturing costs.

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

For example, on March 4, 2008, Oclaro filed a declaratory judgment complaint captioned Bookham, Inc. v. JDS Uniphase Corp. and Agility Communications, Inc., Civil Action No. 5:08-CV-01275-RMW, in the United States District Court for the Northern District of California, San Jose Division. Oclaro’s complaint sought declaratory judgments that its tunable laser products do not infringe any valid, enforceable claim of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, and that all claims of the aforementioned patents are invalid and unenforceable. Oclaro’s complaint also contained affirmative claims for relief against JDS Uniphase Corp. (JDSU) and Agility Communications, Inc. (Agility) for statutory unfair competition, and for intentional interference with economic advantage.

On July 21, 2008, JDSU and Agility answered Oclaro’s complaint and asserted counterclaims against Oclaro for infringement of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, which JDSU acquired from Agility. On October 6, 2008, JDSU indicated that its infringement claims are directed at Oclaro’s LamdaFlextm TL500 VCJ; TL5000VLJ; TL3000; TL7000; TL8000 and TL9000 products. JDSU sought unspecified compensatory damages, treble damages and attorneys’ fees from Oclaro, and an order enjoining Oclaro from future infringement of the patents-in-suit.

On November 7, 2008, JDSU petitioned the U.S. International Trade Commission to commence an investigation into alleged violations by Oclaro of Section 337 of the Tariff Act of 1930. On December 8, 2008, the U.S. International Trade Commission commenced investigation No. 337-TA-662 into Oclaro’s alleged importation into the United States, sale for importation, and sale within the United States after importation of tunable laser chips, assemblies, and products containing the same that infringe U.S. Patent Nos. 6,658,035 and 6,687,278. JDSU sought a general exclusion order prohibiting the importation of any Oclaro tunable laser chip, assembly, or product containing the same that infringes any claim of the aforementioned patents, as well as an order prohibiting sales after importation into the United States of any allegedly infringing products.

On April 10, 2009, Oclaro entered into a license and settlement agreement with JDSU pursuant to which Oclaro and JDSU have settled all claims between the parties arising out of Oclaro’s complaint filed in the United States District Court for the Northern District of California, San Jose Division, the complaint filed by JDSU and Agility in the United States District Court for the Northern District of California, San Jose Division, and the investigation and general exclusion order sought by JDSU in the U.S. International Trade Commission (collectively, the Lawsuits). The license and settlement agreement provides, among other things, that (i) Oclaro will pay JDSU an aggregate of $3.0 million in two equal installments, the first of which was paid on April 14, 2009 with the second installment due on or about April 15, 2010, for the settlement of all claims in the Lawsuits, (ii) each party will refrain from instituting any patent litigation against the other party for a period of four years, (iii) each party releases the other from any claim or counterclaim asserted in or arising from the Lawsuits, (iv) JDSU provides Oclaro and the customers for certain of its products with a patent license under the JDSU patents-in-suit, plus related patents, for the lives of the patents, and (v) beginning April 10, 2010, Oclaro will pay JDSU a royalty of up to $1.0 million per year for up to five years. Oclaro and JDSU have entered into a stipulation and order of dismissal, and JDSU has filed a motion to terminate the Lawsuits. On April 16, 2009, the District Court closed the litigation case between Oclaro, JDSU and Agility. On May 29, 2009, the U.S. International Trade Commission terminated the Section 337 investigation.

On May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. The action alleges infringement of United States Patent Nos. 5,410,625 and 5,428,698 and seeks a permanent injunction against all products found to infringe those patents, unspecified damages, costs, attorneys’ fees and other expenses. On July 16, 2009, Oclaro filed an answer to the complaint and stated counterclaims against QinetiQ Limited for judgments of invalidity and unenforceability of the patents-in-suit and seeking costs, attorney’s fees, and other expenses. On August 7, 2009, QinetiQ Limited requested that the District Court dismiss Oclaro’s unenforceability counterclaims and strike two of Oclaro’s affirmative defenses. On August 24, 2009, Oclaro filed its brief opposing QinetiQ’s request. The District Court has not set a hearing date for argument on QinetiQ’s requests. Oclaro believes the claims asserted against it by QinetiQ are without merit and will continue to defend itself vigorously.

Third parties may in the future assert claims against us concerning our existing products or with respect to future products under development. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. If we do infringe a third party’s rights, we may need to negotiate with holders of those rights relevant to our business. We have from time to time received notices from third parties alleging infringement of their intellectual property and where appropriate have entered into license agreements with those third parties with respect to that intellectual property. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. In times of economic turmoil, such as we are currently experiencing, holders of intellectual property rights have been more aggressive in alleging infringement of those intellectual property rights and we may be the subject to such claims asserted by a third party. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur significant costs and diversion of our resources and our management’s attention. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements that require payment of significant royalties that could adversely and materially affect our operating results including our ability to price our products profitably.

If we fail to obtain the right to use the intellectual property rights of others necessary to operate our business, our ability to succeed will be adversely affected.

Certain companies in the telecommunications and optical components markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and our competitors. Optical component suppliers may seek to gain a competitive advantage or other third parties, inside or outside our market, may seek an economic return on their intellectual property portfolios by making infringement claims against us. In the future, we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could be used to inhibit or prohibit our production and sale of existing products and our development of new products for our markets. Licenses granting us the right to use third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results. In addition, in the event we are granted such a license it is likely such license would be non-exclusive and other parties, including competitors, may be able to utilize such technology. Our larger competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage. In addition, our larger competitors may be able to buy such technology and preclude us from licensing or using such technology.

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

Some of our current competitors, as well as some of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. In addition, market leaders in industries such as semiconductor and data communications, who may also have significantly more resources than we do, may in the future enter our market with competing products. All of these risks may be increased if the market were to further consolidate through mergers or other business combinations between competitors.

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

For the years ended June 27, 2009, June 28, 2008 and June 30, 2007, 20 percent, 18 percent and 15 percent of our net revenues, respectively, were derived in the United States and 80 percent, 82 percent and 85 percent of our net revenues, respectively, were derived outside the United States. We are subject to additional risks related to operating in foreign countries, including:

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

Despite quality assurance measures, defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects, including consequential damages. Such defects could, moreover, impair the market’s acceptance of our products. Both could have a material adverse effect on our business and financial condition. In addition, we may assume product warranty liabilities related to companies we acquire, which could have a material adverse effect on our business and financial condition. In order to mitigate the risk of liability for damages, we carry product liability insurance with a $25 million aggregate annual limit. We cannot assure investors that this insurance would adequately cover any or a portion of our costs arising from any defects in our products or otherwise.

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

Similar to other technology companies, we rely upon stock options and other forms of equity-based compensation as key components of our executive and employee compensation structure. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. The retention value of our equity incentives has declined significantly as our stock price has declined, causing many of our options to be “under water”. Without these components, we would be required to significantly increase cash compensation levels (or develop alternative compensation structures) in order to retain our key employees. Accounting rules relating to the expensing of equity compensation may cause us to substantially reduce, modify, or even eliminate, all or portions of our equity compensation programs which may, in turn, prevent us from retaining or hiring qualified employees and declines in our stock price could reduce or eliminate the retentive effects of our equity compensation programs.

In addition, none of the former Avanex and Newport employees now employed by us are subject to employment contracts and may decide to no longer work for us with little or no notice for a number of reasons, including dissatisfaction with our corporate culture, compensation, new roles or responsibilities, among others.

We may not be able to raise capital when desired on favorable terms, or at all, or without dilution to our stockholders.

The rapidly changing industry in which we operate, the length of time between developing and introducing a product to market and frequent changing customer specifications for products, among other things, makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations, or be able to draw down on the $25.0 million senior secured revolving credit facility with Wells Fargo Foothill, Inc. and other lenders, or otherwise have sufficient capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies.

In the past, we have sold shares of our common stock in public offerings, private placements or otherwise in order to fund our operations. On November 13, 2007, we completed a public offering of 16,000,000 shares of common stock that generated $40.8 million of cash, net of underwriting commissions and expenses. On March 22, 2007, pursuant to a private placement, we issued 13,640,224 shares of common stock and warrants to purchase up to 4,092,066 shares of common stock for net proceeds of approximately $26.9 million. In September 2006, pursuant to a private placement, we issued an aggregate of 11,594,667 shares of common stock and warrants to purchase an aggregate of up to 2,898,667 shares of common stock for net proceeds of approximately $28.7 million.

If we raise funds through the issuance of equity, equity-linked or convertible debt securities, our stockholders may be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of securities held by existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, develop or enhance our products, or otherwise respond to competitive pressures and operate effectively could be significantly limited.

Sales of our products could decline if customer relationships are disrupted by the merger with Avanex or acquisition of the high power laser diodes business of Newport.

The customers of Bookham, Avanex and the high power laser diode business of Newport may not continue their current buying patterns following the merger or acquisition. Any loss of design wins or significant delay or reduction in orders for Bookham’s, Avanex’s or the high power laser diodes business’ products could harm the combined company’s business, financial condition and results of operations. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of our products and the combined company’s future product strategy, or consider purchasing products of our competitors. Customers may also seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products or may decide not to purchase any products from us. In addition, by increasing the breadth of Oclaro’s business, the merger may make it more difficult for the combined company to enter into relationships, including customer relationships, with strategic partners, some of whom may view Oclaro as a more direct competitor than either Bookham, Avanex or the high power laser diodes business as independent companies.

As a result of the merger, we will be a larger and more geographically diverse organization, and if our management is unable to manage the combined organization efficiently, our operating results will suffer.

As of June 27, 2009, the combined company had approximately 2,585 employees in a total of 12 facilities around the world. As a result, Oclaro faces challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization could have a material adverse effect on the operating results of the combined company after the merger and, as a result, on the market price of Oclaro common stock.

Oclaro may not successfully transfer the Tucson, Arizona manufacturing operations acquired from Newport to its European fabrication facilities and realize the anticipated benefits of the acquisition.

Achieving the potential benefits of our July 4, 2009 acquisition from Newport of the laser diodes manufacturing operations in Tucson, Arizona will depend in substantial part on the successful transfer of those manufacturing operations to our European fabrication facilities. We will face significant challenges in transferring these operations in a timely and efficient manner. Some of the challenges involved in this transfer include:

•	transferring operations will place substantial demands on our management that may limit their time to attend to other operational, financial and strategic issues;

•	it may take longer than anticipated to transfer manufacturing operations from Tucson, Arizona to our European fabs, the results may not deliver desired yields and costs savings and any delay may cause us not to achieve expected synergies from leveraging our existing global manufacturing infrastructure;

•	the costs of transferring manufacturing operations from Tucson, Arizona to our European fabs may exceed our current estimates;

•	delays in qualifying production of the laser diodes in our European fabs could cause disruption to our customers and have an adverse impact on our operating results;

•	we may experience difficulty in the integration of operational, financial and administrative functions and systems to permit effective management, and may experience a lack of control if such integration is not implemented or delayed; and

•	employment law or regulations or other limitations in foreign jurisdictions could have an impact on timing, amounts or costs of achieving expected synergies.

Risks Related to Regulatory Compliance and Litigation

Our business involves the use of hazardous materials, and we are subject to environmental and import/export laws and regulations that may expose us to liability and increase our costs.

We historically handled small amounts of hazardous materials as part of our manufacturing activities and now handle more and different hazardous materials as a result of the manufacturing processes related to, the optical components business acquired from Nortel and the product lines we acquired from Marconi. Consequently, our operations are subject to environmental laws and regulations governing, among other things, the use and handling of hazardous substances and waste disposal. This also includes the operations in our Tucson fab, acquired from Newport in July 2009. We do not own the Tucson facility, and are not a direct party to the lease for the facility, but we do own the manufacturing equipment, which involves the use and handling of hazardous substances and waste disposal. We may incur costs to comply with current or future environmental laws. As with other companies engaged in manufacturing activities that involve hazardous materials, a risk of environmental liability is inherent in our manufacturing activities, as is the risk that our facilities will be shut down in the event of a release of hazardous waste, or that we would be subject to extensive monetary liability. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business. Under applicable EU regulations, we, along with other electronics component manufacturers, are prohibited from using lead and certain other hazardous materials in our products. We have incurred unanticipated expenses in connection with the related reconfiguration of our products, and could lose business or face product returns if we failed to implement these requirements properly or on a timely basis.

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

Effective internal controls are necessary for us to provide reliable financial reports. If the combined company cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed. Avanex has in the past discovered, and the combined company may in the future discover, deficiencies, including those considered to be indicative of material weaknesses, in its internal controls.

A failure of the combined company to implement and maintain effective internal control over financial reporting could result in a material misstatement of Oclaro’s financial statements or otherwise cause Oclaro to fail to meet the combined company’s financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of Oclaro’s financial reports, which could have an adverse effect on the combined company’s business, financial condition, operating results and Oclaro’s stock price, and Oclaro could be subject to stockholder litigation. Even if we are able to implement and maintain effective internal control over financial reporting, the costs of doing may increase and our management may be required to dedicate greater time and resources to that effort.

Litigation regarding, among other things, Bookham Technology plc’s and New Focus’ initial public offering and follow-on offerings and any other litigation in which we become involved, including as a result of acquisitions or the arrangements we have with suppliers and customers, may substantially increase our costs and harm our business.

On June 26, 2001, the first of a number of putative securities class actions was filed in the United States District Court for the Southern District of New York against New Focus, Inc., now known as Oclaro Photonics, Inc. (New Focus), certain of its officers and directors, and certain underwriters for New Focus’ initial and secondary public offerings. A consolidated amended class action complaint, captioned In re New Focus, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 5822, was filed on April 20, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in New Focus’ initial public offering and seeks unspecified damages for claims under the Exchange Act on behalf of a purported class of purchasers of common stock from May 17, 2000 to December 6, 2000.

The lawsuit against New Focus is coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases, as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS), including actions against Bookham Technology plc, now known as Oclaro Technology plc (Bookham Technology) and Avanex Corporation, now known as Oclaro (North America), Inc. (Avanex), and certain of each entity’s respective officers and directors, and certain of the underwriters of their public offerings. In

October 2002, the claims against the directors and officers of New Focus, Bookham Technology and Avanex were dismissed, without prejudice, subject to the directors’ and officers’ execution of tolling agreements.

In 2007, a settlement between certain parties in the litigation that had been pending with the Court since 2004 was terminated by stipulation of the parties to the settlement, after a ruling by the Second Circuit Court of Appeals in six “focus” cases in the coordinated proceeding (the actions involving Bookham Technology, New Focus and Avanex are not focus cases) made it unlikely that the settlement would receive final court approval. Plaintiffs filed amended master allegations and amended complaints in the six focus cases. In 2008, the Court largely denied the focus case defendants’ motion to dismiss the amended complaints.

The parties have reached a global settlement of the litigation. A motion for preliminary approval of the settlement was filed on April 2, 2009. On June 9, 2009, the Court entered an order granting preliminary approval of the settlement. Under the settlement, which is subject to final Court approval, the insurers would pay the full amount of settlement share allocated to New Focus, Bookham Technology and Avanex, and New Focus, Bookham Technology and Avanex would bear no financial liability. New Focus, Bookham Technology and Avanex, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval and the litigation continues, we believe that Bookham Technology, New Focus and Avanex have meritorious defenses to the claims and therefore believes that such claims will not have a material effect on our financial position, results of operations or cash flows.

On February 13, 2009, Bijan Badihian filed a complaint against Avanex Corporation, its then-CEO Giovanni Barbarossa, then interim CFO Mark Weinswig and Jaime Thayer, an administrative assistant, in the Superior Court for the State of California, Los Angeles County. The complaint alleged, among other things, that the July 7, 2008 press release misrepresented the reason for the termination of Avanex’s former CEO, Dr. Jo Major, and that plaintiff was thereby induced to hold onto his shares in Avanex. The complaint asserted claims against all defendants for (1) intentional misrepresentation; (2) negligent misrepresentation; and (3) fraudulent concealment; and against Avanex, Barbarossa, and Weinswig for (4) breach of fiduciary duty. The original complaint sought damages in excess of $5 million. On June 8, 2009, after defendants filed a demurrer, plaintiff filed a First Amended Complaint adding as defendants Oclaro, Inc. as successor to Avanex, and Paul Smith, who was Chairman of the Avanex Board of Directors. The First Amended Complaint alleges that from July 7, 2008 to October 25, 2008, Avanex made a series of statements to him , designed to induce him not to sell his shares in Avanex. The amended complaint alleges six causes of action against all defendants: (1) intentional misrepresentation; (2) negligent misrepresentation; (3) fraudulent concealment; (4) constructive fraud; (5) intentional infliction of emotional distress; and (6) negligent infliction of emotional distress. The complaint seeks approximately $5 million in compensatory damages and an unspecified amount of punitive damages and costs. On August 18, 2009, Defendants filed a demurrer to the First Amended Complaint seeking dismissal of the intentional and negligent infliction of emotional distress claims and the dismissal of Jaime Thayer as a defendant. A hearing before the court on the demurrer is scheduled for September 18, 2009.

In addition, we are party to certain intellectual property infringement litigation as more fully described above under “— Risks Related to Our Business — Our products may infringe the intellectual property rights of others which could result in expensive litigation or require us to obtain a license to use the technology from third parties, or we may be prohibited from selling certain products in the future.”

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

Risks Related to Our Common Stock

A variety of factors could cause the trading price of our common stock to be volatile or to decline and we may incur significant costs from class action litigation due to our expected stock volatility.

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

Since Oclaro Technology plc’s initial public offering in April 2000, Oclaro Technology plc’s American Depository Shares (ADSs) and ordinary shares, our shares of common stock and the shares of our customers and competitors have experienced substantial price and volume fluctuations, in many cases without any direct relationship to the affected company’s operating performance. An outgrowth of this market volatility is the significant vulnerability of our stock price and the stock prices of our customers and competitors to any actual or perceived fluctuation in the strength of the markets we serve, regardless of the actual consequence of such fluctuations. As a result, the market prices for stock in these companies are highly volatile. These broad market and industry factors caused the market price of Oclaro Technology plc’s ADSs, ordinary shares, and our common stock to fluctuate, and may in the future cause the market price of our common stock to fluctuate, regardless of our actual operating performance or the operating performance of our customers.

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

If we do not meet the NASDAQ Global Market (NASDAQ) continued listing requirements, our common stock may be delisted.

As of September 1, 2009, the closing bid price of the Company’s common stock on the NASDAQ Global Market was $0.77, which is below the minimum $1.00 per share requirement for continued inclusion on the NASDAQ Global Market pursuant to NASDAQ Marketplace Rule 4450(a)(5), or the Rule. In accordance with the Rule, if the Company’s stock price were to remain below $1.00 for a period of 30 consecutive business days, NASDAQ would provide written notification that our securities may be delisted unless the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days within 180 calendar days from such notification.

Given the current extraordinary market conditions, NASDAQ suspended the bid price and market value of publicly held shares requirements through July 31, 2009. The bid price and market value of publicly held shares requirements were reinstated on August 3, 2009.

We have obtained stockholder approval for a series of amendments to our restated certificate of incorporation that would affect a reverse stock split of our common stock which would permit our board of directors to affect a reverse stock split at a ratio ranging from one-for-five to one-for-thirty. The board of directors is not obligated, and may elect not, to implement any reverse stock split of our stock. Even if our board of directors does implement a reverse stock split, there can be no assurance that the market price per share following the reverse stock split would rise in proportion to the reduction in the number of pre-split shares of Oclaro common stock outstanding before the reverse stock split or that the bid price of our common stock will remain in excess of $1.00 per share thereafter. In addition, there can be no assurance that our common stock will not be delisted due to a failure to meet other continued listing requirements even if the bid price of our common stock after the reverse stock split remains in excess of $1.00 per share. Failure to maintain the listing of our common stock on the NASDAQ Global Market would have an adverse effect on a stockholder’s ability to sell its shares of our common stock, which could result in the complete loss of the investment.

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

Our certificate of incorporation authorizes us to issue up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:

•	adversely affect the voting power of the holders of our common stock;

•	make it more difficult for a third party to gain control of us;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price of our common stock.

We may in the future issue additional shares of authorized preferred stock at any time.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Our principal properties as of June 27, 2009 are set forth below:

				Lease
Location	Square Feet	Principal Use	Ownership	Expiration

San Jose, California	52,000	Corporate headquarters, office space, manufacturing, research and development	Lease	March 2011
Shenzhen, China	247,000	Office space, manufacturing, research and development	Own	Not Applicable
Caswell, United Kingdom	183,000	Office space, manufacturing, research and development	Lease	March 2026
Zurich, Switzerland	124,000	Manufacturing, research and development	Lease	June 2012
San Donato, Italy	66,000	Office space, manufacturing, research and development	Lease	June 2011
Santa Rosa, California	33,000	Office space, manufacturing, research and development	Lease	December 2011

In addition to the above properties, the Company also leases administrative, manufacturing and research and development facilities in Paignton, United Kingdom (18,000 square feet), Horseheads, New York (15,000 square feet), Shanghai, China (24,000 square feet), Ottawa, Canada (4,000 square feet), Bangkok, Thailand (22,000), and Villebon, France (9,000 square feet), with lease expiration dates ranging from October 2009 to December 2017.

The Company also maintains approximately 400,000 square feet of unused properties in five locations in Fremont, Newark and Camarillo, California which is either subleased or marketed to sublease.

As of June 27, 2009, we owned or leased a total of approximately 1.2 million square feet worldwide, including the locations listed above. We believe that our properties are adequate to meet our business needs.

Our telecom business segment utilizes the Paignton, U.K., Horseheads, New York, Shanghai, China and Bangkok, Thailand facilities; substantial portions of the Shenzhen, China and Caswell, U.K. facilities; and it shares the Santa Rosa and San Jose, California facilities and the Zurich, Switzerland facilities with our advanced photonic solutions segment. Our advanced photonics solutions business segment shares the San Jose and Santa Rosa, California facilities and the Zurich, Switzerland facility with our telecom segment, and utilizes a comparatively small portion of our Caswell, U.K. facility. In addition, on July 4, 2009, in connection with the acquisition by our advanced photonics solutions business segment of the laser diodes business of Newport Corporation, we entered into a sublease for 29,500 square feet of manufacturing, research and development and office space in Tucson, Arizona for a period of up to five years.

Item 3.	Legal Proceedings

On June 26, 2001, the first of a number of securities class actions was filed in the United States District Court for the Southern District of New York against New Focus, Inc., now known as Oclaro Photonics, Inc. (New Focus), certain of its officers and directors, and certain underwriters for New Focus’ initial and secondary public offerings. A consolidated amended class action complaint, captioned In re New Focus, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 5822, was filed on April 20, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in New Focus’ initial public offering and seeks unspecified damages for claims under the Exchange Act on behalf of a purported class of purchasers of common stock from May 17, 2000 to December 6, 2000.

The lawsuit against New Focus is coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases, as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS), including actions against Bookham Technology plc, now known as Oclaro Technology plc (Bookham Technology) and Avanex Corporation, now known as Oclaro (North America), Inc. (Avanex), and certain of each entity’s respective officers and directors, and certain of the underwriters of their public offerings. In October 2002, the claims against the directors and officers of New Focus, Bookham Technology and Avanex were dismissed, without prejudice, subject to the directors’ and officers’ execution of tolling agreements.

In 2007, a settlement between certain parties in the litigation that had been pending with the Court since 2004 was terminated by stipulation of the parties to the settlement, after a ruling by the Second Circuit Court of Appeals in six “focus” cases in the coordinated proceeding (the actions involving Bookham Technology, New Focus and Avanex are not focus cases) made it unlikely that the settlement would receive final court approval. Plaintiffs filed amended master allegations and amended complaints in the six focus cases. In 2008, the Court largely denied the focus case defendants’ motion to dismiss the amended complaints.

The parties have reached a global settlement of the litigation. A motion for preliminary approval of the settlement was filed on April 2, 2009. On June 9, 2009, the Court entered an order granting preliminary approval of the settlement. Under the settlement, which is subject to final Court approval, the insurers would pay the full amount of settlement share allocated to New Focus, Bookham Technology and Avanex, and New Focus, Bookham Technology and Avanex would bear no financial liability. New Focus, Bookham Technology and Avanex, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval and the litigation continues, we believe that Bookham Technology, New Focus and Avanex have meritorious defenses to the claims and therefore believes that such claims will not have a material effect on our financial position, results of operations or cash flows.

On March 4, 2008, Oclaro filed a declaratory judgment complaint captioned Bookham, Inc. v. JDS Uniphase Corp. and Agility Communications, Inc., Civil Action No. 5:08-CV-01275-RMW, in the United States District Court for the Northern District of California, San Jose Division. Oclaro’s complaint sought declaratory judgments that its tunable laser products do not infringe any valid, enforceable claim of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, and that all claims of the aforementioned patents are invalid and unenforceable. Oclaro’s complaint also contained affirmative claims for relief against JDS Uniphase Corp. (JDSU) and Agility Communications, Inc. (Agility) for statutory unfair competition, and for intentional interference with economic advantage.

On July 21, 2008, JDSU and Agility answered Oclaro’s complaint and asserted counterclaims against Oclaro for infringement of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, which JDSU acquired from Agility On October 6, 2008, JDSU indicated that its infringement claims are directed at Oclaro’s LamdaFlextm TL500 VCJ; TL5000VLJ; TL3000; TL7000; TL8000 and TL9000 products. JDSU sought unspecified compensatory damages, treble damages and attorneys’ fees from Oclaro, and an order enjoining Oclaro from future infringement of the patents-in-suit.

On November 7, 2008, JDSU petitioned the U.S. International Trade Commission to commence an investigation into alleged violations by Oclaro of Section 337 of the Tariff Act of 1930. On December 8, 2008, the U.S. International Trade Commission commenced investigation No. 337-TA-662 into Oclaro’s alleged importation into the United States, sale for importation, and sale within the United States after importation of tunable laser chips, assemblies, and products containing the same that infringe U.S. Patent Nos. 6,658,035 and 6,687,278. JDSU sought a general exclusion order prohibiting the importation of any Oclaro tunable laser chip, assembly, or product containing the same that infringes any claim of the aforementioned patents, as well as an order prohibiting sales after importation into the United States of any allegedly infringing products.

On April 10, 2009, Oclaro entered into a license and settlement agreement with JDSU pursuant to which Oclaro and JDSU have settled all claims between the parties arising out of Oclaro’s complaint filed in the United States District Court for the Northern District of California, San Jose Division, the complaint filed by JDSU and Agility in the United States District Court for the Northern District of California, San Jose Division, and the investigation and general exclusion order sought by JDSU in the U.S. International Trade Commission (collectively, the “Lawsuits”).

The license and settlement agreement provides, among other things, that (i) Oclaro will pay JDSU an aggregate of $3.0 million in two equal installments, the first of which was paid on April 14, 2009 with the second installment due on or about April 15, 2010, for the settlement of all claims in the Lawsuits, (ii) each party will refrain from instituting any patent litigation against the other party for a period of four years, (iii) each party releases the other from any claim or counterclaim asserted in or arising from the Lawsuits, (iv) JDSU provides Oclaro and the customers for certain of its products with a patent license under the JDSU patents-in-suit, plus related patents, for the lives of the patents, and (v) beginning April 10, 2010, Oclaro will pay JDSU a royalty of up to $1.0 million per year for up to five years. Oclaro and JDSU have entered into a stipulation and order of dismissal, and JDSU has filed a motion to terminate the Lawsuits. On April 16, 2009, the District Court closed the litigation case between Oclaro, JDSU and Agility. On May 29, 2009, the U.S. International Trade Commission terminated the Section 337 investigation.

In connection with the settlement with JDSU, for the year ended June 27, 2009, Oclaro recorded legal settlement expense of $4.0 million, respectively. Of this amount, $3.0 million represents settlement payments paid or payable to JDSU and $1.0 million represents legal fees incurred in connection with the litigation.

On May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. The action alleges infringement of United States Patent Nos. 5,410,625 and 5,428,698 and seeks a permanent injunction against all products found to infringe those patents, unspecified damages, costs, attorneys’ fees and other expenses. On July 16, 2009, Oclaro filed an answer to the complaint and stated counterclaims against QinetiQ Limited for judgments of invalidity and unenforceability of the patents-in-suit and seeking costs, attorney’s fees, and other expenses. On August 7, 2009, QinetiQ Limited requested that the District Court dismiss Oclaro’s unenforceability counterclaims and strike two of Oclaro’s affirmative defenses. On August 24, 2009, Oclaro filed its brief opposing QinetiQ’s request. The District Court has not set a hearing date for argument on QinetiQ’s requests. Oclaro believes the claims asserted against it by QinetiQ are without merit and will continue to defend itself vigorously.

On February 3, 2009, a purported class action complaint was filed against Oclaro (North America), Inc. (formerly Avanex) and its directors, Oclaro, Inc. (then known as Bookham), and Ultraviolet Acquisition Sub, Inc. in the Superior Court of California, Alameda County by two individuals who purported to be shareholders of Avanex. Plaintiffs purport to bring the action on behalf of all former shareholders of Avanex. On March 3, 2009, these individuals filed an amended complaint. The amended complaint alleged that the Avanex directors breached their fiduciary duties by failing to maximize shareholder value in connection with the contemplated merger of Avanex and Bookham, and that the joint proxy statement/prospectus failed to provide stockholders with material information or contained materially misleading information thereby rendering the stockholders unable to cast an informed vote on the proposed merger. The complaint also alleged that Avanex, Bookham, and Ultraviolet Acquisition Sub aided and abetted the Avanex directors’ alleged breach of fiduciary duties. The complaint sought to permanently enjoin the merger with Bookham, and sought monetary damages in an unspecified amount attributable to the alleged breach of duties, and legal fees and expenses. On April 8, 2009, the parties signed a memorandum of understanding pursuant to which they entered into a stipulation of settlement that provisionally certified the action as a class action. The stipulation provided that members of the class would furnish the defendants with a release, and the plaintiffs’ counsel would seek an award of attorneys’ fees and expenses in the amount of up to $230,000 as part of the settlement, which would be paid by Avanex (or its successor(s)-in-interest). In addition, in connection with the proposed settlement, Avanex made certain additional disclosures to its stockholders on its Current Report on Form 8-K filed April 9, 2009. The Superior Court denied the motion to preliminarily approve the proposed stipulated settlement. The individual plaintiffs thereafter stipulated to dismiss their individual claims with prejudice, and the parties agreed that the Court could award the plaintiffs’ counsel up to $20,000 in fees and costs. The stipulation further provided that the other purported class members would receive notice of such settlement pursuant to a Current Report on Form 8-K filed by Oclaro, and that they would reserve their rights with regard to the defendants. On August 17, 2009, the Superior Court entered the stipulation as an Order of the Court, dismissing the plaintiffs’ individual claims with prejudice, and ordered Oclaro to pay the plaintiffs’ attorneys’ fees in the amount of $20,000. Notice of such Order was provided in our Current Report on Form 8-K filed August 24, 2009.

On February 13, 2009, Bijan Badihian filed a complaint against Avanex Corporation, its then-CEO Giovanni Barbarossa, then interim CFO Mark Weinswig and Jaime Thayer, an administrative assistant, in the Superior Court for the State of California, Los Angeles County. The complaint alleged, among other things, that the July 7, 2008 press release misrepresented the reason for the termination of Avanex’s former CEO, Dr. Jo Major, and that plaintiff was thereby induced to hold onto his shares in Avanex. The complaint asserted claims against all defendants for

(1) intentional misrepresentation; (2) negligent misrepresentation; and (3) fraudulent concealment; and against Avanex, Barbarossa, and Weinswig for (4) breach of fiduciary duty. The original complaint sought damages in excess of $5 million. On June 8, 2009, after defendants filed a demurrer, plaintiff filed a First Amended Complaint adding as defendants Oclaro, Inc. as successor to Avanex, and Paul Smith, who was Chairman of the Avanex Board of Directors. The First Amended Complaint alleges that from July 7, 2008 to October 25, 2008, Avanex made a series of statements to him designed to induce him not to sell his shares in Avanex. The amended complaint alleges six causes of action against all defendants: (1) intentional misrepresentation; (2) negligent misrepresentation; (3) fraudulent concealment; (4) constructive fraud; (5) intentional infliction of emotional distress; and (6) negligent infliction of emotional distress. The complaint seeks approximately $5 million in compensatory damages and an unspecified amount of punitive damages and costs. On August 18, 2009, Defendants filed a demurrer to the First Amended Complaint seeking dismissal of the intentional and negligent infliction of emotional distress claims and the dismissal of Jaime Thayer as a defendant. A hearing before the court on the demurrer is scheduled for September 18, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

We held a Special Meeting of Stockholders on April 27, 2009. As of the record date of March 18, 2009, there were 100,959,545 shares of common stock outstanding and entitled to vote at the meeting. A total of 63,029,883 shares were present in person or by proxy at the Special Meeting of Stockholders.

At the Special Meeting, our stockholders approved the issuance of shares of Oclaro common stock in the merger contemplated by the Agreement and Plan of Merger and Reorganization, dated as of January 27, 2009, by and among Oclaro, Inc., Ultraviolet Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Oclaro, and Oclaro (North America), Inc. (formerly Avanex Corporation), a Delaware corporation. The proposal received the following votes:

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Market under the symbol “OCLR”. The following table shows, for the periods indicated, the high and low per share closing sale prices of our common stock, as reported by the NASDAQ Global Market.

	Price per Share of Common Stock
	High	Low

Quarter Ended
September 29, 2007	$3.05	$2.22
December 29, 2007	$3.39	$2.22
March 29, 2008	$2.63	$1.13
June 28, 2008	$2.28	$1.31
September 27, 2008	$2.02	$1.12
December 27, 2008	$1.24	$0.30
March 28, 2009	$0.56	$0.21
June 27, 2009	$1.30	$0.41

On September 1, 2009, the last reported sales price of our common stock on the NASDAQ Global Market was $0.77 per share. According to the records of our transfer agent, we had 10,577 stockholders of record of our common stock on September 1, 2009. Because brokers and other institutions hold many of our shares on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never paid cash dividends on our common stock or ordinary shares. To the extent we generate earnings, we intend to retain them for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Comparison of Stockholder Return

The following graph compares the cumulative five-year total return provided shareholders on Oclaro, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Telecommunications Index.

Comparison of Five-Year Cumulative Total Return*
Among Oclaro, Inc., the NASDAQ Composite Index
and the NASDAQ Telecommunications Index

	June 30,
	2004	2005	2006	2007	2008	2009

Oclaro, Inc.	$100.00	$33.02	$35.00	$23.44	$17.60	$6.64
NASDAQ Composite Index	$100.00	$101.09	$109.49	$132.47	$117.33	$92.91
NASDAQ Telecommunications Index	$100.00	$89.75	$98.00	$131.30	$112.36	$92.10

*	Assumes that $100.00 was invested in Oclaro common stock and in each index at market closing prices on June 30, 2004, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Financial Data

The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

The selected financial data set forth below at June 27, 2009 and June 28, 2008, and for the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data at June 30, 2007, July 1, 2006 and July 2, 2005, and for the fiscal years ended July 1, 2006 and July 2, 2005 are derived from audited financial statements not included in this Annual Report on Form 10-K, after giving effect to the discontinued operations of our New Focus business.

Consolidated Statements of Operations Data

	Year Ended
	June 27,	June 28,	June 30,	July 1,	July 2,
	2009	2008	2007	2006	2005
		(Thousands, except per share data)

Net revenues	$210,923	$202,663	$171,183	$206,037	$176,606
Operating loss	$(34,811)	$(29,894)	$(79,871)	$(69,605)	$(236,827)
Loss from continuing operations	$(25,769)	$(23,261)	$(82,450)	$(80,018)	$(241,372)
Income (loss) from discontinued operations	$(6,387)	$(179)	$275	$(7,479)	$(6,600)
Net loss	$(32,156)	$(23,440)	$(82,175)	$(87,497)	$(247,972)
Loss from continuing operations per common share (basic and diluted)	$(0.22)	$(0.25)	$(1.17)	$(1.71)	$(7.23)
Weighted average of shares of common stock outstanding (basic and diluted)	114,844	93,099	70,336	46,679	33,379

Consolidated Balance Sheet Data

	June 27,	June 28,	June 30,	July 1,	July 2,
	2009	2008	2007	2006	2005
	(Thousands)

Total assets	$233,388	$212,090	$204,526	$236,797	$238,578
Total stockholders’ equity	$140,390	$149,062	$120,967	$135,141	$91,068
Long-term obligations	$4,923	$1,336	$1,908	$5,337	$76,925

The following items affect the comparability of our financial data for the periods shown in the consolidated statements of operations data above:

Net revenues, operating loss, loss from continuing operations and net loss in fiscal year 2009 include the net revenues, costs of revenues and operating expenses of Avanex from April 27, 2009, the date of the merger. The operating loss for the fiscal year ended June 27, 2009 includes $9.1 million in recognition of impairment of goodwill and other intangible assets due in general to the impact of the current economic downturn on our market capitalization and future prospects, as more fully discussed in Note 7 to our consolidated financial statements included elsewhere in this annual report on Form 10-K.

Loss from discontinued operations corresponds to the net operating results of our New Focus business, which was sold to Newport in the exchange of assets that closed in July 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Risk Factors” appearing in Item 1A of this Annual Report on Form 10-K, “Selected Financial Data” appearing in Item 6 of this Annual Report on Form 10-K and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, including Note 2 to such financial statements. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by the forward-looking statements due to, among other things, our critical accounting estimates discussed below and important other factors set forth in this Annual Report on Form 10-K. Please see “Special Note Regarding Forward-Looking Statements” above.

Overview

We are a provider of high performance optical components, modules and subsystems to the telecommunications (telecom) market, and believe we are one of the largest providers into metro and long haul network applications. We leverage proprietary core technologies and vertically integrated product development to provide our telecommunications customers with cost-effective and innovative optical solutions through the transmission products and regeneration and optical routing products of our telecom segment. Since our April 27, 2009 merger with Avanex Corporation (Avanex), we have been realigning the resulting combined telecom business segment into two product groups: i) transmission; and ii) regeneration and optical routing. We also have an advanced photonics solutions division that is chartered with diversification and growth into new markets, leveraging our brand, chip design and manufacturing expertise. We are a global company with chip fabrication facilities in the United Kingdom, Switzerland and Italy, as well as in Arizona on a temporary basis during the transition of manufacturing related activities acquired from Newport Corporation (Newport) on July 4, 2009 to our European facilities over the upcoming quarters, manufacturing sites in the United States, Thailand and China, and research and development teams in the United States, United Kingdom, Switzerland, Italy and China.

We are the result of the April 27, 2009 merger of Bookham, Inc. (Bookham) and Avanex, with Bookham becoming the parent company and changing its name to Oclaro, Inc. (Oclaro) upon the close of the merger. Subsequent to the merger, Avanex Corporation changed its name to Oclaro (North America), Inc. All references in this Annual Report on Form 10-K to “Bookham” refer to Oclaro, Inc, and all references to “Avanex” refer to Oclaro (North America), Inc. We issued approximately 85,152,000 shares of Oclaro common stock for all of the shares of Avanex outstanding on April 27, 2009. Under the terms of the merger, Avanex stockholders received 5.426 shares of Oclaro common stock for every share of Avanex common stock they owned. The combination is intended to qualify as a tax-free reorganization for federal income tax purposes. All financial information herein prior to April 27, 2009 relates to the consolidated financial position and results of operations of the former Bookham, and all financial information subsequent to April 27, 2009 herein relates to the consolidated financial position and results of operations of Oclaro, which includes the consolidated financial information of Avanex since April 27, 2009.

We have accounted for this merger under the purchase method of accounting, in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The estimated fair value of assets acquired and liabilities assumed, and the results of operations of Avanex from the closing date of the acquisition are included in our consolidated financial statements at June 27, 2009 and for the fiscal year then ended.

For accounting purposes, the fair value of the consideration paid in the merger was $36.2 million, which includes the issuance of $31.8 million in common stock, based on a price of $0.3731 per share of Oclaro common stock, which was the weighted-average of the closing market prices of Oclaro’s common stock for a period beginning two days before and ending two days after January 27, 2009, the day the merger was announced, $0.6 million for the assumption of vested stock options and warrants to purchase Oclaro common stock, and $3.9 million in acquisition-related transaction costs.

The following table presents the allocation of the purchase price, including professional fees and other related transaction costs, to the assets acquired and liabilities assumed, based on their estimated fair values as of April 27, 2009:

Purchase
Price Allocation
(Thousands)

Cash, cash equivalents, short-term investments and restricted cash	$25,746
Accounts receivable	22,933
Inventories	13,703
Prepaid expenses and other current assets	6,802
Property and equipment	1,432
Other non-current assets	3,245
Accounts payable	(15,568)
Accrued expenses and other liabilities	(17,687)
Other long-term liabilities	(4,377)

Total purchase price	$36,229

On July 4, 2009, we closed a transaction with Newport, under which Newport acquired the assets of the New Focus business of Oclaro Photonics, Inc., which is in our advanced photonics solutions division, in exchange for the assets of the high power laser diodes business of Newport, which will become part of our advanced photonics solutions division. We also received $3.0 million in cash proceeds in the transaction, which is expected to fund the substantial portion of related transition and integration costs. We expect the acquisition to leverage our existing state-of-the art global manufacturing infrastructure and lower certain of our product costs, including the costs of certain of our transmission products, as a result of operating efficiencies achieved through economies of scale and greater factory utilization.

Recent Accounting Pronouncements

On June 29, 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“Codification”) to become the source of authoritative U.S. GAAP. SFAS No. 168 and the Codification are effective for interim and annual periods ending after September 15, 2009. Accordingly, we will be implementing the Codification in filing our Quarterly Report on Form 10-Q for the fiscal quarter ending September 26, 2009. The FASB has stated that in its view, the Codification will not change U.S. GAAP. We are currently evaluating the impact that the Codification will have on the form and content of our periodic filings under the Securities and Exchange Acts of 1933 and 1934.

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for our fiscal quarter ending September 26, 2009. We are currently evaluating the impact of the implementation of FSP SFAS No. 107-1 and APB 28-1 on our consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS No. 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP SFAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, and other generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets we acquire after June 27, 2009.

In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2010. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010. The major category of non-financial assets and non-financial liabilities that is to be measured at fair value and, for which we have not yet applied the provisions of SFAS No. 157, is intangible assets.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations and in April 2009, the FASB issued FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. These standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired in a business combination. These standards also establish disclosure requirements that will enable users to evaluate the nature and financial effects of a business combination. SFAS No. 141R and FSP SFAS No. 141R-1 are effective for the Company for acquisitions made after June 27, 2009. The Company does not anticipate that the adoption of these pronouncements will have a significant impact on its financial statements; however, the implementation of SFAS No. 141R and FSP SFAS No. 141R-1 may have a material impact on the Company’s accounting for businesses acquired by the Company post-adoption.

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

Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that the policies described below involve critical accounting estimates.

Revenue Recognition and Sales Returns

Revenue represents the amounts, excluding sales taxes, derived from the provision of goods and services to third-party customers during a given period. Our revenue recognition policy follows Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements. Specifically, we recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectability is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. For certain sales, we are required to determine, in particular, whether the delivery has occurred, whether items will be returned and whether we will be paid under normal commercial terms. For certain products sold to customers, we specify delivery terms in the agreement under which the sale was made and assess each shipment against those terms, and only recognize revenue when we are certain that the delivery terms have been met. For shipments to new customers and evaluation units, including initial shipments of new products, where the customer has the right of return through the end of an evaluation period, we recognize revenue on these shipments at the end of the evaluation period, if not returned, and when collection is reasonably assured. We record a provision for estimated sales returns in the same period as the related revenues are recorded, which is netted against revenue. These estimates for sales returns are based on historical sales return rates, other known factors and our return policy. Before accepting a new customer, we review publicly available information and credit rating databases to provide ourselves with reasonable assurance that the new customer will pay all outstanding amounts in accordance with our standard terms. For existing customers, we monitor historic payment patterns to assess whether we can expect payment in accordance with the terms set forth in the agreement under which the sale was made.

We recognize revenues from financially distressed customers when collectability becomes reasonably assured, assuming all other above criteria for revenue recognition have been met. In fiscal year 2009 we issued billings of (i) $4.1 million for products that were shipped to Nortel, but for which payment was not received prior to Nortel’s bankruptcy filing on January 14, 2009, and (ii) $1.3 million for products that were shipped to a contract manufacturer for which payment might not have been received due to the Nortel bankruptcy filing. As a result, an aggregate of $5.4 million in revenue was deferred, and therefore was not recognized as revenues or accounts receivable in the consolidated financial statements at the time of such billings, as we determined that such amounts were not reasonably assured of collectability in accordance with our revenue recognition policy. As of June 27, 2009, we had contractual receivables from Nortel totaling $3.1 million which are not reflected in the accompanying consolidated balance sheet. To the extent that collectability becomes reasonably assured for these deferred billings in future periods, our future results of operations will benefit from the recognition of these amounts.

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

Accounting for Acquisitions and Goodwill

Through June 27, 2009, we have accounted for acquisitions using the purchase accounting method in accordance with SFAS No. 141. Under this method, the total estimated purchase price is allocated to the assets acquired and liabilities assumed, based on their fair values, with any excess allocated to goodwill (defined as the excess of the purchase price over the fair value allocated to the assets acquired and liabilities assumed). Our judgments as to fair value of the assets will, therefore, affect the amount of goodwill that we record. These judgments include estimating the useful lives over which the fair values will be amortized to expense. For tangible assets acquired in any acquisition, such as plant and equipment, we estimate useful lives by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of acquired intangible assets with definite lives, we consider the industry environment and specific factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include core and current technology, patents, supply agreements, capitalized licenses and customer contracts. We amortize our acquired intangible assets with definite lives over periods generally ranging from three to six years and, in the case of one specific customer contract, fifteen years.

Acquisitions consummated after June 27, 2009, including the acquisition of the high power laser diodes business from Newport on July 4, 2009, will be accounted for pursuant to SFAS No. 141R. Under SFAS No. 141R there are significant differences as compared to SFAS No. 141 in determining the purchase price of an acquired entity, including the requirement to expense transaction costs and to reflect the fair value of contingent purchase price adjustments at the date of acquisition.

Impairment of Goodwill and Other Intangible Assets

Under SFAS No. 142, goodwill is tested annually for impairment, in our case during the fourth quarter of each fiscal year, or more often if an event or circumstance suggests impairment has occurred. In addition, we review identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Circumstances which could trigger an impairment test include, but are not limited to, significant decreases in the market price of the asset, significant adverse changes to the business climate or legal factors, current period cash flow or operating losses or a forecast of continuing losses associated with the use of the asset and a current expectation that the asset will more likely than not be sold or disposed of significantly below carrying value before the end of its estimated useful life.

SFAS No. 142 requires that the first phase of testing goodwill for impairment be based on a reporting unit’s “fair value,” which is generally determined through market prices. In certain cases, due to the absence of market prices for a particular element of our business, and as permitted by SFAS No. 142, we have elected to base our testing on discounted future expected cash flows. Although the discount rates and other input variables may differ, the model we use in this process is the same model we use to evaluate the fair value of acquisition candidates and the fairness of offers to purchase businesses that we are considering for divestiture. The forecasted cash flows we use are derived from the annual long-range planning process that we perform and present to our board of directors. In this process, each reporting unit is required to develop reasonable sales, earnings and cash flow forecasts for the next three to seven years based on current and forecasted economic conditions. For purposes of testing for impairment, the cash flow forecasts are adjusted as needed to reflect information that becomes available concerning changes in business levels and general economic trends. The discount rates used for determining discounted future cash flows are generally based on our weighted-average cost of capital and are then adjusted for “plan risk” (the risk that a business will fail to achieve its forecasted results) and “country risk” (the risk that economic or political instability in the countries in which we operate will cause a business unit’s projections to be inaccurate). Finally, a growth factor beyond the three to seven-year period for which cash flows are planned is selected based on expectations of future economic conditions. Virtually all of the assumptions used in our models are susceptible to change due to global and regional economic conditions as well as competitive factors in the industry in which we operate. Unanticipated changes in discount rates from one year to the next can also have a significant effect on the results of the calculations. While we believe the estimates and assumptions we use are reasonable, various economic factors could cause the results of our goodwill testing to vary significantly.

During the year ended June 27, 2009, we observed indicators of potential impairment of our goodwill, including the impact of the current general economic downturn on our future prospects and the continued decline of our market capitalization, which caused us to conduct a goodwill impairment analysis. Specifically, indicators emerged for SFAS No. 142 purposes within the Oclaro Photonics, Inc. reporting unit (the New Focus reporting unit), which includes the technology acquired in the March 2004 acquisition of Oclaro Photonics, Inc. and is in our non-telecom segment, and one other reporting unit in our non-telecom segment that includes the technology acquired in the March 2006 acquisition of Avalon Photonics AG (the Avalon reporting unit). These indicators led us to conclude that a SFAS No. 142 impairment test was required to be performed for goodwill related to these reporting units.

We determined, in our first step goodwill impairment analysis, that our goodwill related to the New Focus and Avalon reporting units was in fact impaired. Based upon preliminary calculations, we recorded $7.9 million for the impairment loss in our consolidated statement of operations for the three months ended December 27, 2008. During the three months ended March 28, 2009, we completed our full evaluation of the second step impairment analysis, which indicated that the goodwill of $7.9 million was fully impaired. The impairment will not result in any current or future cash expenditures.

During the fiscal year ended June 27, 2009, in conjunction with our full evaluation of the second step goodwill impairment analysis, we also evaluated the fair value of the intangible assets of these two reporting units, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on this testing, we have determined that the intangibles of our New Focus reporting unit were impaired by $2.8 million and that the intangibles of our Avalon reporting unit were impaired by $1.2 million. We recorded $1.2 million for the impairment loss related to the Avalon reporting unit in continuing operations and $2.8 million for the impairment loss related to the New Focus reporting unit in discontinued operations in our fiscal year 2009 consolidated statement of operations.

Accounting for Share-Based Payments

SFAS No. 123R, Share-Based Payment, or SFAS No. 123R, requires companies to recognize in their statement of operations all share-based payments, including grants of employee stock options and restricted stock, based on their fair values on the grant dates. The application of SFAS No. 123R involves significant amounts of judgment in the determination of inputs into the Black-Scholes-Merton valuation model which we use to determine the fair value of share-based awards. These inputs are based upon highly subjective assumptions as to the volatility of the underlying stock, risk free interest rates and the expected life of the options. Judgment is also required in estimating the number of share-based awards that are expected to be forfeited during any given period. As required under the accounting rules, we review our valuation assumptions at each grant date, and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our consolidated results of operations could be materially impacted. During the years ended June 27, 2009, June 28, 2008 and June 30, 2007, we recognized $4.1 million, $8.3 million and $6.2 million of stock-based compensation expense, respectively, in our results from continuing operations. See Note 14 to the accompanying consolidated financial statements elsewhere in this Annual Report on Form 10-K for further information.

Results of Operations

On June 3, 2009 we announced the signing of a definitive agreement with Newport, under which Newport would acquire the New Focus business of our advanced photonics solutions division in exchange for the Newport high power laser diodes business. The transaction closed on July 4, 2009. We have classified the financial results of the New Focus business as discontinued operations for all periods presented in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The following presentations relate to continuing operations only, unless otherwise indicated.

Fiscal Years Ended June 27, 2009 and June 28, 2008

The following table sets forth our consolidated results of operations for the fiscal years ended June 27, 2009 and June 28, 2008, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of net sales, except where indicated:

	Year Ended					Increase
	June 27, 2009		June 28, 2008		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%

Net revenues	$210,923	100.0	$202,663	100.0	$8,260	4.1
Cost of revenues	164,425	78.0	161,902	79.9	2,523	1.6

Gross profit	46,498	22.0	40,761	20.1	5,737	14.1

Operating expenses:
Research and development	26,147	12.4	28,608	14.1	(2,461)	(8.6)
Selling, general and administrative	34,899	16.6	40,948	20.2	(6,049)	(14.8)
Amortization of intangible assets	487	0.2	3,510	1.8	(3,023)	(86.1)
Restructuring and severance charges	6,826	3.2	3,033	1.5	3,793	125.1
Legal settlements	3,829	1.8	(2,882)	(1.4)	6,711	n/m (1)
Impairment of goodwill and other intangible assets	9,133	4.3	—	—	9,133	n/m (1)
Gain on sale of property and equipment	(12)	—	(2,562)	(1.3)	2,550	(99.5)

Total operating expenses	81,309	38.5	70,655	34.9	10,654	15.1

	Year Ended					Increase
	June 27, 2009		June 28, 2008		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%

Operating loss	(34,811)	(16.5)	(29,894)	(14.8)	(4,917)	16.4
Other income (expense):
Interest income	575	0.3	1,261	0.6	(686)	(54.4)
Interest expense	(543)	(0.3)	(682)	(0.3)	139	(20.4)
Gain on foreign exchange	11,094	5.3	6,059	3.0	5,035	83.1
Other expense	(685)	(0.3)	—	—	(685)	n/m	(1)

Total other income (expense)	10,441	5.0	6,638	3.3	3,803	57.3

Loss from continuing operations before income taxes	(24,370)	(11.5)	(23,256)	(11.5)	(1,114)	4.8
Income tax provision	1,399	0.7	5	—	1,394	n/m	(1)

Loss from continuing operations	(25,769)	(12.2)	(23,261)	(11.5)	(2,508)	10.8
Loss from discontinued operations, net of tax	(6,387)	(3.0)	(179)	(0.1)	(6,208)	3,468.2

Net loss	$(32,156)	(15.2)	$(23,440)	(11.6)	$(8,716)	37.2

(1)	Not meaningful

Net Revenues.  Net revenues for the year ended June 27, 2009 increased by $8.3 million, or 4.1 percent, compared to the year ended June 28, 2008. The increase was primarily related to the inclusion of $23.6 million of Avanex-related revenues subsequent to our merger on April 27, 2009, as discussed in Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, largely offset by decreased revenues of $12.0 million related to our pre-merger telecom and $3.4 million related to our advanced photonics solution segments. We believe the decrease in our telecom sales was primarily attributable to the uncertainty in the global economic downturn, in particular within North American and Europe, and the resulting impact on certain of our customers and the overall markets for our products. For the year ended June 27, 2009, Huawei accounted for $35.7 million, or 16.9 percent, of our net revenues and Nortel accounted for $29.5 million, or 14.0 percent, of our net revenues. For the year ended June 28, 2008, Nortel accounted for $35.2 million, or 17.3 percent, of our net revenues and Huawei accounted for $24.8 million, or 12.3 percent, of our net revenues.

Cost of Revenues.  Our cost of revenues consists of the costs associated with manufacturing our products, and includes the purchase of raw materials, labor costs and related overhead, including stock-based compensation charges, and the costs charged by our contract manufacturers on the products they manufacture. Charges for excess and obsolete inventory, including in regards to inventories procured by contract manufacturers on our behalf, the cost of product returns and warranty costs are also included in cost of revenues. Costs and expenses related to our manufacturing resources which are incurred in connection with the development of new products are included in research and development expense.

Our cost of revenues for the year ended June 27, 2009 increased $2.5 million, or 1.6 percent, from the year ended June 28, 2008. The increase was primarily related to the inclusion of $17.6 million in Avanex-related cost of revenues subsequent to our merger on April 27, 2009, largely offset by decreases from realizing the full-year benefits of previous cost reduction efforts described more fully in Note 8 to our consolidated financial statements, appearing elsewhere in this Annual Report on Form 10-K, and temporary measures taken to reduce costs in our manufacturing facilities during the economic downtown in the second half of fiscal year 2009. Cost of revenues for the year ended June 27, 2009 relative to the year ended June 28, 2008, were also favorably impacted by a $3.8 million reduction in our U.K. manufacturing costs associated with the weakening of the U.K. pound sterling relative to the U.S. dollar. Cost of revenues for the fiscal year ended June 27, 2009 included $1.2 million of stock-based compensation charges compared to $2.1 million for the fiscal year ended June 28, 2008.

Gross Profit.  Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.

Our gross margin rate increased to 22.0 percent for the year ended June 27, 2009, compared to 20.1 percent for the year ended June 28, 2008. The increase in gross margin rate was due to improved costs and yields in certain product areas in our telecom segment, including our tunable products, the benefit of previous manufacturing overhead cost reduction efforts being in place for an entire year, and from temporary measures to reduce the costs in our manufacturing sites during the economic downturn. Gross margin for the year ended June 27, 2009 relative to the ended June 28, 2008, was also favorably impacted by a $3.8 million reduction in our U.K. manufacturing costs associated with the weakening of the U.K. pound sterling relative to the U.S. dollar.

Research and Development Expenses.  Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, and costs related to prototyping.

Research and development expenses decreased by $2.5 million, or 8.6 percent, to $26.1 million for the year ended June 27, 2009 from $28.6 million for the year ended June 28, 2008. The decrease was primarily due to $3.7 million in cost savings associated with the U.K. pound sterling weakening relative to the U.S. dollar, of which approximately $1.7 million was personnel related. There was a further $1.1 million reduction in stock-based compensation. These reductions were offset by increased spend on materials used in new product development, increased research and development expenditures of $0.8 million in our Shenzhen, China site and the addition of $2.6 million in research and development expenses from Avanex for the period from April 27, 2009 to June 27, 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.

Selling, general and administrative expenses decreased by $6.0 million, or 14.8 percent, to $34.9 million for the year ended June 27, 2009 from $40.9 million for the year ended June 28, 2008. The decrease was primarily the result of $3.0 million in cost reductions associated with the U.K. pound sterling weakening relative to the U.S. dollar, $2.3 million in lower stock compensation charges, and $3.6 million in other cost reductions, partially offset by $2.9 million in expenses from Avanex for the period from April 27, 2009 to June 27, 2009.

Amortization of Intangible Assets.  During fiscal year 2009, certain of the purchased intangible assets from our prior business acquisitions became fully amortized. Additionally, purchased intangible assets related to our Avalon reporting unit were determined to be impaired in the third quarter of fiscal year 2009, and written down to fair value as described above. Collectively, these events reduced our expense for amortization of purchased intangible assets for the year ended June 27, 2009 by $3.0 million as compared to the year ended June 28, 2008. At June 27, 2009, there are $2.0 million in remaining intangible assets, net of accumulated amortization and impairment charges, subject to the amortization provisions of SFAS No. 142. Amortization expense is expected to be $0.2 million in each of the next five years. The purchase accounting for our merger with Avanex on April 27, 2009 did not generate additional intangible assets.

Restructuring and Severance Charges.  In connection with our merger with Avanex, during the fourth quarter of fiscal year 2009 we initiated an overhead cost reduction plan which includes workforce rationalizations as well as shut downs and/or relocations of our Fremont, California and Villebon, France facilities. During fiscal year 2009 we accrued merger-related restructuring charges of approximately $5.1 million for employee separation charges and $0.3 million in expenses for lease commitments related to vacating our Fremont and Villebon locations. We expect to incur, and pay within the next twelve months, a total of approximately $6.5 million in restructuring and related charges associates with our merger with Avanex.

In fiscal year 2010, we also expect to incur and pay approximately $3.0 million in restructuring and related charges associated with our acquisition of Newport’s laser diode business and fabrication facility in Tucson and the related move of the fabrication activities to Europe. We anticipate paying for these expenses with the $3.0 million in proceeds received from Newport in connection with this transaction.

In connection with earlier plans of restructuring, during fiscal year 2009 we accrued approximately $1.7 million in additional expenses for revised estimates of the cash flows for lease cancellations and commitments, and approximately $0.6 million for additional employee separation charges. These additional restructuring costs were substantially associated with the advanced photonics solutions segment.

In connection with earlier plans of restructuring, during fiscal year 2008 we accrued approximately $1.1 million in additional expenses for revised estimates of the cash flows for lease cancellations and commitments, and approximately $2.3 million for additional employee separation charges. The additional lease costs were associated with the advanced photonics solutions segment and the additional employee separation charges were primarily associated with our telecom segment.

Legal Settlements.  On April 10, 2009, we settled outstanding litigation with a competitor. In connection with the settlement of these lawsuits, for the year ended June 27, 2009, we recorded legal settlement expense of $4.0 million. Of these amounts, $3.0 million represents settlement payments paid or payable, and $1.0 million represents legal fees incurred in connection with the litigation and settlement. For additional information on this settlement, see Legal Proceedings, in Part I, Item 3 of this Annual Report on Form 10-K. In the year ended June 27, 2009, we also recorded $0.2 million in additional gain, revising our original estimate of a gain on settlement of a legal action in connection with our sale of land in Swindon, U.K. to a third party in 2005.

In the year ended June 28, 2008, we recorded a gain from legal settlements, net of costs, of $2.9 million associated with the settlement of a legal action connected with our sale of land in Swindon, U.K. to a third party in 2005.

Impairment of Goodwill and Other Intangible Assets.  During the fiscal year ended June 27, 2009 we determined, in accordance with SFAS No. 144, that the goodwill related to our New Focus and Avalon reporting units was fully impaired, and we therefore recorded an impairment charge of $7.9 million for goodwill impairment. In conjunction with our review of goodwill, we recorded $1.2 million for the impairment loss related to certain intangible assets related to our Avalon reporting unit in our fiscal year 2009 statement of operations. The impairment charges will not result in any current or future cash expenditures.

Gain on Sale of Property and Equipment.  Gain on sale of property and equipment in the year ended June 27, 2009 was not significant, compared to $2.6 million in the year ended June 28, 2008. Gain on sale of property and equipment in fiscal year 2008 was primarily associated with the sale of fixed assets which became surplus as a result of our various restructurings and cost reduction programs, including the shutting down of sites and transfers of certain manufacturing operations.

Other Income (Expense).  Other income (expense) for the year ended June 27, 2009 increased by $3.8 million compared to the year ended June 28, 2008, primarily related to an increase of $5.0 million related to the re-measurement of short term balances among our international subsidiaries due to fluctuations in the U.S. dollar during the periods relative to our other local functional currencies, partially offset by a $0.7 million expense related to the fair value impairment of our short-term investment in a debt security of Lehman Brothers Holdings Inc., and a $0.7 million decrease in interest income for the year ended June 27, 2009 due to lower average invested balances and lower average interest rates.

Interest expense was $0.5 million and $0.7 million in the fiscal years ended June 27, 2009 and June 28, 2008, respectively, and consisted of bank charges and costs primarily associated with our $25.0 million senior secured bank credit facility.

Gain (loss) on foreign exchange includes the net impact from the re-measurement of intercompany balances and monetary accounts not denominated in functional currencies, other than the U.S. dollar, and realized and unrealized gains or losses on foreign currency contracts not designated as hedges. The net results for the fiscal years ended June 27, 2009 and June 28, 2008 are largely a function of exchange rate changes between the U.S dollar and the U.K. pound sterling and to a lesser degree the exchange rate changes between the U.S. dollar and the Swiss franc, the Chinese yuan, the Euro and in fiscal year 2009, the Thai baht.

Income Tax Provision.  For the fiscal year ended June 27, 2009 our income tax provision was $1.4 million, primarily due to a one-time expense of $1.0 million related to our restructuring activities in France as a result of the Avanex merger and $0.4 million in provision related to our manufacturing operations in Italy. Our income tax provision was negligible for fiscal year 2008. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in prior periods, we have provided a full valuation allowance against our net deferred tax assets of $283.1 million and $260.4 million at June 27, 2009 and June 28, 2008, respectively.

Fiscal Years Ended June 28, 2008 and June 30, 2007

The following table sets forth our consolidated results of operations for the years ended June 28, 2008 and June 30, 2007, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of net sales, except where indicated:

	Year Ended					Increase
	June 28, 2008		June 30, 2007		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%

Net revenues	$202,663	100.0	$171,183	100.0	$31,480	18.4
Cost of revenues	161,902	79.9	154,700	90.4	7,202	4.7

Gross profit	40,761	20.1	16,483	9.6	24,278	147.3

Operating expenses:
Research and development	28,608	14.1	39,127	22.9	(10,519)	(26.9)
Selling, general and administrative	40,948	20.2	40,582	23.7	366	0.9
Amortization of intangible assets	3,510	1.8	7,712	4.5	(4,202)	(54.5)
Restructuring and severance charges	3,033	1.5	10,230	6.0	(7,197)	(70.4)
Legal settlements	(2,882)	(1.4)	—	—	(2,882)	n/m (1)
Impairment of other long-lived assets	—	—	1,621	0.9	(1,621)	n/m (1)
Gain on sale of property and equipment	(2,562)	(1.3)	(2,918)	(1.7)	356	(12.2)

Total operating expenses	70,655	34.9	96,354	56.3	(25,699)	(26.7)

Operating loss	(29,894)	(14.8)	(79,871)	(46.7)	49,977	(62.6)
Other income (expense):
Interest income	1,261	0.6	987	0.6	274	27.8
Interest expense	(682)	(0.3)	(579)	(0.3)	(103)	17.8
Gain (loss) on foreign exchange	6,059	3.0	(2,878)	(1.7)	8,937	n/m (1)

Total other income (expense)	6,638	3.3	(2,470)	(1.4)	9,108	n/m (1)

Loss from continuing operations before income taxes	(23,256)	(11.5)	(82,341)	(48.1)	59,085	(71.8)
Income tax provision	5	—	109	0.1	(104)	(95.4)

Loss from continuing operations	$(23,261)	(11.5)	$(82,450)	(48.2)	$59,189	(71.8)
Income (loss) from discontinued operations, net of tax	(179)	(0.1)	275	0.2	(454)	n/m (1)

Net loss	$(23,440)	(11.6)	$(82,175)	(48.0)	$58,735	(71.5)

(1)	Not meaningful

Net revenues.  Net revenues for the year ended June 28, 2008 increased by $31.5 million, or 18.4 percent, compared to the year ended June 30, 2007. Our telecom segment revenues for the year ended June 28, 2008 increased by $23.0 million, to $176.9 million, from $153.8 million in the year ended June 30, 2007, primarily related to a $22.3 million increase in sales of our tunable products. Our advanced photonics solutions segment revenues for the year ended June 28, 2008 increased by $8.4 million, to $25.8 million, from $17.4 million in the year ended June 30, 2007, primarily related to increased sales of high power lasers and industrial filter products.

For the fiscal year ended June 28, 2008, Nortel accounted for 17 percent and Huawei accounted for 12 percent of our net revenues. For the fiscal year ended June 30, 2007, Nortel accounted for 23 percent, Cisco Systems accounted for 14 percent and Huawei accounted for 11 percent of our netrevenues.

Cost of Revenues.  Our cost of revenues for the year ended June 28, 2008 increased by 4.7 percent compared to the year ended June 30, 2007, primarily associated with the increased sales mentioned above, partially offset by lower manufacturing costs resulting from the restructuring and cost reduction plans described more fully in Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Gross Profit.  Our gross margin rate increased to 20.1 percent for the year ended June 28, 2008 compared to 9.6 percent for the year ended June 30, 2007. The increase in gross margin was primarily associated with increased sales volumes in both of our operating segments for the year ended June 28, 2008 as compared to June 30, 2007, spread against a manufacturing overhead cost base which had decreased for the year ended June 28, 2008 as compared to the year ended June 30, 2007 as a result of the restructuring and cost reduction plans described more fully in Note 8 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Research and Development Expenses.  Research and development expenses decreased to $28.6 million in the year ended June 28, 2008 compared to $39.1 million in the year ended June 30, 2007, primarily as a result of decreases in personnel and related costs associated with restructuring and cost reduction plans.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses were relatively consistent at $40.9 million in the year ended June 28, 2008, compared to $40.6 million in the year ended June 30, 2007. Decreases in professional fees including audit and accounting services and information systems costs savings were offset by an increase in stock-based compensation related to stock awards with performance-based vesting. In the years ended June 28, 2008 and June 30, 2007, our selling, general and administrative expenses included $4.3 million and $3.0 million, respectively, of stock-based compensation expense recorded in accordance with SFAS No. 123R.

Amortization of Intangible Assets.  Decreases in our amortization of intangible assets to $3.5 million in the year ended June 28, 2008 from $7.7 million in the year ended June 30, 2007 were due to the balances of certain of the purchased intangible assets associated with previous acquisitions becoming fully amortized during the years ended June 30, 2007 and June 28, 2008.

Restructuring and Severance Charges.  Decreases in our restructuring and severance charges to $3.0 million in the fiscal year ended June 28, 2008 from $10.2 million in the fiscal year ended June 30, 2007 were due to progress in our restructuring and cost reduction plans, as described below.

On January 31, 2007, we adopted an overhead cost reduction plan which included workforce reductions, facility and site consolidation of our Caswell, U.K. semiconductor operations within existing U.K. facilities and the transfer of certain research and development activities to our Shenzhen, China facility. We began implementing this overhead cost reduction plan in the quarter ended March 31, 2007, and the related actions also included consolidation of certain head office functions in our San Jose, California facility. A substantial portion of the costs associated with this plan were personnel severance and retention related expenses. As of December 29, 2007 the plan was substantially complete. We incurred, and have paid, related expenses of $7.7 million associated with this plan.

In May, September and December 2004, we announced restructuring plans, including the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. These cost reduction efforts were expanded in November 2005 to include the transfer of our chip-on-carrier assembly from Paignton to Shenzhen. The transfer of these operations was completed in the quarter ended March 31, 2007. In May 2006, we announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, and these plans were also substantially complete in the quarter ended June 30, 2007. In total we spent $32.8 million on these restructuring plans. The substantial portion of our restructuring and severance charges for termination payments to employees and related costs were associated with these plans.

In connection with these restructuring plans, earlier restructuring plans, and the assumption of restructuring accruals upon the March 2004 acquisition of New Focus, we continue to make scheduled payments drawing down the related lease cancellations and commitments. In the years ended June 28, 2008 and June 30, 2007, we recorded $1.1 million and $0.9 million, respectively, in expenses for revised estimates related to these lease cancellations and commitments. Restructuring and severance charges for the year ended June 30, 2007 also include $0.3 million related to a non-cash charge for acceleration of restricted stock and $0.8 million related to cash payments, each made in connection with a separation agreement we executed in May 2007 with our former chief executive officer.

Legal Settlements.  In the year ended June 28, 2008 we recorded a gain from legal settlements of $2.9 million, net of costs, associated with the settlement of a legal action connected with our sale of land in Swindon, U.K. to a third party in 2005.

Impairment of Other Long-Lived Assets.  During the year ended June 30, 2007, we designated the assets underlying our Paignton, U.K. manufacturing site as held for sale and subsequently sold the site to a third party for proceeds of £4.8 million (approximately $9.4 million based on an exchange rate of $1.96 to £1.00 in effect on the date of sale), net of selling costs. In connection with this designation we recorded an impairment charge of $1.9 million. During the year ended June 30, 2007 we also recovered $0.3 million from an escrow account related to our 2004 acquisition of Onetta, Inc. and recorded this amount as a recovery of previously impaired goodwill of Onetta, Inc.

Gain on Sale of Property and Equipment.  Gain on sale of property and equipment in the year ended June 28, 2008 was $2.6 million, compared to $2.9 million in the year ended June 30, 2007. Gain on sale of property and equipment in each of these years was primarily associated with the sale of fixed assets which became surplus as a result of our various restructurings and cost reduction plans, including the shutting down of sites and transfers of certain manufacturing operations.

Other Income (Expense).  The $9.1 million increase in other income (expense) for the year ended June 28, 2008 when compared to the year ended June 30, 2007 was primarily related to: (i) an increase of $8.9 million in gain on foreign exchange from the re-measurement of intercompany balances and monetary accounts not denominated in functional currencies, other than the U.S. dollar, and (ii) realized and unrealized gains or losses on foreign currency contracts not designated as hedges. The net results for the fiscal years ended June 28, 2008 and June 30, 2007 are largely a function of exchange rate changes between the U.S dollar and the U.K. pound sterling and to a lesser degree of exchange rate changes between the U.S. dollar and the Swiss franc, the Chinese yuan and the Euro.

Income Tax Provision.  We incurred substantial losses in the fiscal years ended June 28, 2008 and June 30, 2007, and accordingly our income tax provision is negligible in each period presented.

Discontinued Operations

The following table sets forth the results of the discontinued operations of our New Focus business for the fiscal years ended June 27, 2009, June 28, 2008, and June 30, 2007 and the year-over-year increases (decreases) in our results:

	Year Ended			Year Ended
	June 27,	June 28,		June 28,	June 30,
	2009	2008	Change	2008	2007	Change
	(Thousands)			(Thousands)

Revenues	$24,829	$32,828	$(7,999)	$32,828	$31,631	$1,197
Cost of revenues	17,113	20,616	(3,503)	20,616	18,793	1,823

Gross profit	7,716	12,212	(4,496)	12,212	12,838	(626)
Gross margin rate	31.1%	37.2%		37.2%	40.6%
Operating expenses	14,106	12,585	1,521	12,585	12,824	(239)
Other income (expense), net	53	194	(141)	194	257	(63)

Income (loss) from discontinued operations before income taxes	(6,337)	(179)	(6,158)	(179)	271	(450)
Income tax provision (benefit)	50	—	50	—	(4)	4

Net income (loss) from discontinued operations	$(6,387)	$(179)	$(6,208)	$(179)	$275	$(454)

Revenues.  Revenues of the New Focus business decreased $8.0 million, or 24 percent, in fiscal year 2009 compared to fiscal year 2008, primarily as a result of decreased sales to our semiconductor equipment manufacturing customers due to the global economic downturn, and the resulting impact on the market for their products. The revenue increase of $1.2 million, or 4 percent, in fiscal year 2008 compared to fiscal year 2007 reflects a normal increase in business activities.

Cost of Revenues.  Cost of revenues of the New Focus business decreased $3.5 million, or 17 percent, in fiscal year 2009 compared to fiscal year 2008 due to the net effect of a decrease in direct product costs, based on lower revenues, offset by increased manufacturing overhead costs per unit, as manufacturing overhead costs were spread over lower volumes. The increase in cost of revenues of $1.8 million, or 10 percent, in fiscal year 2008 compared to fiscal year 2007 is a result of increased expenses related to the transfer of manufacturing operations of our New Focus business from our San Jose, California facility to our facility in Shenzhen, China.

Gross Profit.  The gross margin rate of the New Focus business decreased to 31.1 percent for the year ended June 27, 2009 compared to 37.2 percent for the year ended June 28, 2008, as a result of costs associated with the move of manufacturing operations from San Jose California, to Shenzhen China, and also due to lower gross margins from certain of the New Focus business’ OEM products. The gross margin rate decreased to 37.2 percent for the year ended June 28, 2008 compared to 40.6 percent for the year ended June 30, 2007 as a result of beginning to incur costs late in the fiscal year related to the transfer of manufacturing operations of our New Focus business from our San Jose, California facility to our facility in Shenzhen, China.

Operating Expenses.  The increase of $1.5 million in operating expenses in fiscal year 2009 compared to fiscal year 2008 is primarily a result of the recognition of a $2.8 million charge for impairment of intangible assets related to the 2004 acquisition of New Focus, partially offset by cost reduction efforts initiated as a result of the economic downturn in the second half of fiscal 2009.

Income Tax Provision.  Oclaro Photonics, Inc. has incurred substantial losses on a cumulative basis from the date of acquisition in 2004. Accordingly our income tax provision related to discontinued operations is negligible in each period presented.

Liquidity and Capital Resources

Cash flows from Operating Activities

	Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands)

Net loss	$(32,156)	$(23,440)	$(82,175)
Non-cash adjustments:
Depreciation and amortization	12,491	16,869	23,167
Stock-based compensation	4,436	8,812	6,666
Amortization of deferred gain on sale-leaseback	(938)	(1,384)	(1,435)
Impairment of short-term investments	706	—	—
Impairment of goodwill and other intangible assets	11,915	—	—
Impairment of other long-lived assets	—	—	1,621
Accretion on short-term investments	(100)	(145)	—
Gain on sale of property and equipment	(8)	(2,562)	(3,009)

Total non-cash adjustments	28,502	21,590	27,010
Change in operating assets and liabilities	525	(14,300)	(15,608)

Net cash used in operating activities	$(3,129)	$(16,150)	$(70,773)

Net cash used in operating activities for the year ended June 27, 2009 was $3.1 million, resulting from the net loss of $32.2 million offset by non-cash adjustments of $28.5 million, primarily consisting of an $11.9 million charge for impairment of goodwill and other intangible assets, $12.5 million of expense related to depreciation and amortization of certain assets and $4.4 million of expense related to stock-based compensation. Cash also increased $0.5 million from a net change in our operating assets and liabilities, excluding those assets and liabilities assumed in our merger with Avanex, due to a $6.9 million decrease in inventories and $0.7 million decrease in prepaid expenses and other current and non-current assets, which were partially offset by a $5.6 million decrease in accounts payable, a $0.7 million decrease in accrued liabilities and a $0.8 million increase in accounts receivable. Included in net loss for the period is a gain of approximately $11.1 million related to the revaluation of U.S. dollar denominated operating intercompany receivables on the books of our foreign subsidiaries.

Net cash used in operating activities for the year ended June 28, 2008 was $16.2 million, primarily resulting from the net loss of $23.4 million, offset by non-cash accounting charges of $21.6 million, primarily consisting of $8.8 million of expense related to stock-based compensation and $16.9 million of expense related to depreciation and amortization of certain assets. Increases in operating assets and liabilities of $14.3 million also contributed to the use of cash, primarily due to decreases in accounts payables and accrued expenses and other liabilities, and increases in accounts receivable and inventories, partially offset by decreases in prepaid expenses and other current and non-current assets.

Net cash used in operating activities for the year ended June 30, 2007 was $70.8 million, primarily resulting from the net loss of $82.2 million, offset by non-cash accounting charges of $27.0 million, primarily consisting of $6.7 million of expense related to stock-based compensation and $23.2 million of expense related to depreciation and amortization of certain assets. Increases in operating assets and liabilities of $15.6 million also contributed to the use of cash, primarily due to decreases in accounts payables and accrued expenses and other liabilities, partially offset by decreases in accounts receivable, inventories, prepaid expenses and other assets.

Cash flows from Investing Activities

Net cash provided by investing activities for the year ended June 27, 2009 was $21.4 million, primarily consisting of $29.2 million in sales and maturities of available-for-sale investments and $11.5 million in cash acquired in the merger with Avanex, which were partially offset by $9.2 million used in capital expenditures, $6.9 million used to purchase available-for-sale investments and $3.1 million in additional required restricted cash related to lease obligations assumed in the merger with Avanex.

Net cash used in investing activities for the year ended June 28, 2008 was $18.8 million, primarily consisting of $22.7 million in purchases of available-for-sale investments and $9.1 million used in capital expenditures, partially offset by $5.0 million in sales and maturities of available-for-sale investments, $5.0 million from the release of restricted cash which had been security for an unoccupied leased facility and $3.0 million in proceeds from the sale of fixed assets.

Net cash provided by investing activities was $7.9 million in the year ended June 30, 2007, primarily consisting of $9.4 million in proceeds, net of costs, from the sale of our Paignton, U.K. site and $5.4 million in proceeds from the sale of property and equipment. These sources of cash were partially offset by $6.4 million in capital expenditures.

During the quarter ended December 30, 2006, Oclaro Technology plc, our wholly-owned subsidiary, sold our Paignton U.K. manufacturing site to a third party for proceeds of £4.8 million (approximately $9.4 million based on an exchange rate of $1.96 to £1.00 in effect on the date of the sale), net of selling costs. In connection with this transaction, we recorded a loss of $0.1 million which is included in loss on sale of property and equipment and other long-lived assets.

Cash Flows from Financing Activities

There were no significant cash flows from financing activities for the year ended June 27, 2009.

Net cash provided by financing activities for the year ended June 28, 2008 was $36.9 million, primarily consisting of $40.8 million in proceeds, net of expenses and commissions, from an underwritten public offering of 16 million shares of our common stock at a price to the public of $2.75 a share and $0.5 million drawn under our credit facility with Wells Fargo Foothill, Inc. which were partially offset by the repayment of $4.3 million previously drawn under our credit facility.

In the year ended June 30, 2007, we generated $59.1 million of cash from financing activities, primarily consisting of $55.4 million of net proceeds from private placements of our common stock and warrants to purchase our common stock on March 22, 2007 and on September 1, 2006, as described below, and $3.8 million drawn on our credit facility.

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

Effect of Exchange Rates on Cash and Cash Equivalents for the Years Ended June 27, 2009 and June 28, 2008

The effect of exchange rates on cash and cash equivalents for the year ended June 27, 2009 was a decrease of $6.5 million, primarily consisting of approximately $1.1 million in net gain due to the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries and a gain of approximately $6.6 million related to the revaluation of U.S. dollar denominated operating intercompany receivables on the books of our U.K. subsidiary, which were partially offset by $1.2 million of other miscellaneous increases in cash and cash equivalents due to the effects of exchange rates.

The effect of exchange rates on cash and cash equivalents for the year ended June 28, 2008 was a decrease of $5.7 million, primarily consisting of approximately $0.1 million in net gain due to the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries, a gain of approximately $0.8 million related to the revaluation of U.S. dollar denominated operating intercompany receivables on the books of our U.K. subsidiary, and a gain of approximately $4.8 million related to the revaluation of foreign currency denominated operating intercompany receivables on the books of our Shenzhen subsidiary.

Credit Facility

On August 2, 2006, we entered into a $25.0 million senior secured revolving credit facility with Wells Fargo Foothill, Inc. and other lenders. On April 27, 2009, the Company, with Oclaro Technology plc, Oclaro Photonics, Inc. and Oclaro Technology, Inc. (formerly Bookham (US) Inc.), each a wholly-owned subsidiary, collectively the Borrowers, entered into an amendment to our existing credit agreement (the Amended Credit Agreement) with Wells Fargo Foothill, Inc. and other lenders regarding the $25.0 million senior secured revolving credit facility, extending the term to August 1, 2012. Under the Amended Credit Agreement, advances are available based on 80 percent of “qualified accounts receivable,” as defined in the Amended Credit Agreement

The obligations of the Borrowers under the Amended Credit Agreement are guaranteed by us, Oclaro (North America), Inc., Ignis Optics, Inc., Oclaro (Canada), Inc. (formerly Bookham (Canada) Inc.), Bookham Nominees Limited and Bookham International Ltd., each also a wholly-owned subsidiary, (which we refer to collectively as the Guarantors and together with the Borrowers, as the Obligors), and are secured pursuant to a security agreement, or the Security Agreement, by the assets of the Obligors, including a pledge of the capital stock holdings of the Obligors in some of their direct subsidiaries.

Pursuant to the terms of the Amended Credit Agreement, borrowings made under the facility bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 3.50 percentage points or the bank’s prime rate plus 3.50 percentage points, subject to a minimum LIBOR rate of 2.50 percentage points and a minimum prime rate which is the greater of (i) 3.50 percentage points or (ii) the 90-day LIBOR rate plus 1.00 percentage point. In the absence of an event of default, any amounts outstanding under the Amended Credit Agreement may be repaid and re-borrowed anytime until maturity, which is August 1, 2012.

The obligations of the Borrowers under the Amended Credit Agreement may be accelerated upon the occurrence of an event of default under the Amended Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $1.0 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA and certain judgments in excess of $1.0 million, and a change of control default. The Amended Credit Agreement contains negative covenants applicable to the Borrowers and their subsidiaries, including financial covenants. The negative covenant limiting capital expenditures was amended to allow us, the Borrowers and their subsidiaries more flexibility to make capital expenditures, which may not exceed $20.0 million in any fiscal year unless the circumstances set forth in the Amended Credit Agreement are met. The negative covenants were further amended to replace certain minimum EBITDA covenants with a requirement that the Borrowers maintain a minimum fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures made or incurred during such period, to fixed charges for such period) of no less than 1.10 to 1.00, if the Borrowers have not maintained “minimum liquidity” (defined as $30.0 million of qualified cash and excess availability, each as also defined in the Amended Credit Agreement), and to also include restrictions on liens, investments, indebtedness, fundamental changes to the Borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates.

As of June 27, 2009 and June 28, 2008, there were no amounts outstanding under the facility. As of June 27, 2009, we had $0.3 million in an outstanding standby letter of credit with a vendor secured under this credit agreement which expires in February 2010. As of June 27, 2009, we had contractual accounts receivable from Nortel Networks totaling $3.1 million, which as a result of Nortel Networks January 14, 2009 bankruptcy filing are not reflected in our accompanying consolidated balance sheet as of such date, and are not deemed to be “qualified accounts receivable” for purposes of determining amounts that may be available under the Amended Credit Agreement.

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

Future Cash Requirements

As of June 27, 2009, we held $44.6 million in cash and cash equivalents, $4.2 million in restricted cash and $9.3 million in short-term investments. On April 27, 2009 we closed our merger with Avanex, which contributed $25.7 million in cash balances and short-term investments to the combined entity. We expect that our cash generated from operations, together with our current cash balances, short-term investments, and amounts expected to be available under our Amended Credit Agreement, which are based on a percentage of eligible accounts receivable (as defined in the Amended Credit Agreement) at the time the advance is requested, will provide us with sufficient financial resources in order to operate as a going concern through at least the four fiscal quarters subsequent to the fiscal year ended June 27, 2009. To strengthen our financial position, in the event of unforeseen circumstances, or in the event needed to fund growth in future financial periods, we may raise additional funds by any one or a combination of the following: issuing equity, debt or convertible debt or the sale of certain product lines and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses, such as our merger with Avanex and recently announced exchange of assets agreement with Newport, as described elsewhere herein, and we continue to consider potential acquisition candidates. Any such transactions could involve the issuance of a significant number of new equity securities, debt, and/or cash consideration. We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity securities or borrowings. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.

Risk Management — Foreign Currency Risk

As our business is multinational in scope, we are increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. In the future we expect that a majority of our revenues will be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses could affect our operating results. This includes the Chinese yuan, the Swiss franc, the Thai baht and the Euro, in which we pay expenses in connection with operating our facilities in Shenzhen, China, Zurich, Switzerland, Bangkok, Thailand and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and the Chinese yuan were to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of June 27, 2009, we held seven foreign currency forward exchange contracts with a notional value of $10.0 million which include put and call options which expire, or expired, at various dates from July 2009 to December 2009. During the year ended June 27, 2009, we recorded a net loss of $2.3 million in our statement of operations in connection with foreign exchange contracts that expired during that year. As of June 27, 2009 we recorded an unrealized loss of $0.5 million to accumulated other comprehensive income in connection with marking these contracts to fair value.

Contractual Obligations

Our contractual obligations at June 27, 2009, by nature of the obligation and amount due over identified periods of time, are set out in the table below:

	Operating	Sublease	Purchase	Long-Term
	Leases	Income	Obligations	Obligations
	(Thousands)

2010	$10,465	$(916)	$22,733	$54
2011	7,126	(187)	—	54
2012	4,686	(33)	—	54
2013	2,579	—	—	13
2014	2,515	—	—	—
Thereafter	29,577	—	—	—

	$56,948	$(1,136)	$22,733	$175

The purchase obligations consist of our total outstanding purchase order commitments as at June 27, 2009. Any capital purchases to which we are committed are included in these outstanding purchase orders under standard terms and conditions. Operating leases are future annual commitments under non-cancelable operating leases, including rents payable for land and buildings.

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

Interest rates

We finance our operations through a mixture of issuances of equity securities, operating leases, working capital and the expected ability to draw on the Amended Credit Agreement. Our only exposure to interest rate fluctuations is on our cash deposits, our short-term investments and for amounts borrowed under the Amended Credit Agreement. At June 27, 2009 and June 28, 2008, there were no amounts outstanding under this credit agreement. As of June 27, 2009, we had $0.3 million in outstanding standby letters of credits with a vendor secured under this credit agreement.

We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts. We believe our current interest rate risk is immaterial.

Foreign currency

As our business has grown and become multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States in 2004, and our movement of certain functions, including assembly and test operations, from the United Kingdom to China, in the future we expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese yuan, the Swiss franc, the Thai baht and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen, China, Zurich, Switzerland, Bangkok, Thailand and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.

As of June 27, 2009, our U.K. subsidiary had $6.2 million, net, in U.S. dollar denominated operating intercompany payables and $31.9 million in U.S. dollar denominated accounts receivable related to sales to external customers. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $2.6 million (U.S. dollar strengthening), or loss of $2.6 million (U.S. dollar weakening) on the translation of these receivables, which would be recorded as gain (loss) on foreign exchange in our statement of operations.

Hedging Program

We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling. We do not currently hedge our exposure to the Swiss franc or the Chinese yuan, but we may in the future if conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of June 27, 2009, we held seven foreign currency forward exchange contracts with a notional value of $10.0 million which include put and call options which expire, or expired, at various dates from July 2009 to December 2009 and we have recorded an unrealized loss of $0.5 million to accumulated other comprehensive income in connection with marking these contracts to fair value. It is estimated that a 10 percent fluctuation in the dollar between June 27, 2009 and the maturity dates of the put and call instruments underlying these contracts would lead to a profit of $0.9 million (U.S. dollar weakening) or loss of $0.6 million (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item may be found on pages F-1 through F-41 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 27, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is included immediately below and is incorporated herein by reference.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements, fraud or the results of fraud. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of June 27, 2009. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of June 27, 2009, our internal control over financial reporting is effective based on these criteria.

Management excluded Oclaro (North America), Inc. and its subsidiaries from its assessment of internal control over financial reporting as of June 27, 2009, because this entity was acquired by the Company in a business combination on April 27, 2009, during the fiscal year ended June 27, 2009.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the most recent fiscal quarter ended June 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is incorporated by reference to the information contained in Oclaro’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders under the headings “Proposal 1 — Election of Class II Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics” and “Non-Director Executive Officers”.

Item 11.	Executive Compensation

Information required by this Item is incorporated by reference to the information contained in Oclaro’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Severance and Change-of-Control Benefits”.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to the information contained in Oclaro’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information”.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is incorporated by reference to the information contained in Oclaro’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders under the headings “Policies and Procedures for Related Person Transactions,” “Director Independence,” “Severance and Change-of-Control Benefits,” “Proposal 1 — Election of Class II Directors,” and “Corporate Governance”.

Item 14.	Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the information contained in Oclaro’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders under the headings “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures”.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

Financial Statement Schedule II: Valuation and Qualifying Accounts that follows the Notes to Consolidated Financial Statements is filed as part of this Annual Report Form 10-K. Other financial statement schedules have been omitted since they are either not required or the information is otherwise included.

3. List of Exhibits

The Exhibits filed as part of this Annual Report on Form 10-K, or incorporated by reference, are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCLARO, INC.
(Registrant)

September 4, 2009	By:	/s/ Alain Couder

Alain Couder
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alain Couder Alain Couder	Chief Executive Officer, President and Director (Principal Executive Officer)	September 4, 2009

/s/ Jerry Turin Jerry Turin	Chief Financial Officer (Principal Financial and Accounting Officer)	September 4, 2009

/s/ Bernard J. Couillaud Bernard J. Couillaud	Chairman of the Board and Director	September 4, 2009

/s/ Giovanni Barbarossa Giovanni Barbarossa	Director	September 4, 2009

/s/ Edward B. Collins Edward B. Collins	Director	September 4, 2009

/s/ Greg Dougherty Greg Dougherty	Director	September 4, 2009

/s/ Lori Holland Lori Holland	Director	September 4, 2009

/s/ Joel Smith III Joel Smith III	Director	September 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Oclaro, Inc.

We have audited the accompanying consolidated balance sheets of Oclaro, Inc. (a Delaware Corporation) and subsidiaries as of June 27, 2009 and June 28, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive loss, and cash flows for each of the two years in the period ended June 27, 2009. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a) (2). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oclaro, Inc. and subsidiaries as of June 27, 2009 and June 28, 2008, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 27, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  GRANT THORNTON LLP

San Francisco, CA
September 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Oclaro, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Oclaro, Inc (formerly known as Bookham, Inc) for the year ended June 30, 2007. Our audit also included the financial statement schedule for 2007 listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Oclaro, Inc’s operations and its cash flows for the year ended June 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 5 to the consolidated financial statements, Oclaro, Inc. classified the financial results of the New Focus business as a discontinued operation during 2009. The 2007 consolidated financial statements have been restated to reflect this presentation in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

/s/  ERNST & YOUNG LLP

San Jose, California
August 27, 2007,
except for Note 17 as to which the date is August 29, 2008 and Note 5 as to which the date is September 4, 2009

OCLARO, INC.

CONSOLIDATED BALANCE SHEETS

	June 27, 2009	June 28, 2008
	(Thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$44,561	$32,863
Short-term investments	9,259	17,845
Restricted cash	4,208	1,154
Accounts receivable, net of allowances for doubtful accounts and sales returns of $623 and $277 in 2009 and $171 and $188 in 2008	58,483	41,445
Inventories	59,527	53,708
Prepaid expenses and other current assets	11,834	5,685
Assets held for sale	10,442	11,122

Total current assets	198,314	163,822

Goodwill	—	7,881
Other intangible assets, net	1,951	7,829
Property and equipment, net	29,875	32,286
Other non-current assets	3,248	272

Total assets	$233,388	$212,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,943	$19,053
Accrued expenses and other liabilities	39,016	20,044
Liabilities held for sale	2,028	3,193

Total current liabilities	72,987	42,290

Deferred gain on sale-leaseback	15,088	19,402
Other long-term liabilities	4,923	1,336

Total liabilities	92,998	63,028

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock: 5,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 450,000 shares authorized; 186,164 and 100,740 shares issued and outstanding at June 27, 2009 and June 28, 2008, respectively	1,862	1,007
Additional paid-in capital	1,199,358	1,163,598
Accumulated other comprehensive income	30,905	44,036
Accumulated deficit	(1,091,735)	(1,059,579)

Total stockholders’ equity	140,390	149,062

Total liabilities and stockholders’ equity	$233,388	$212,090

The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands, except per share amounts)

Revenues	$210,923	$202,663	$131,310
Revenues from related party	—	—	39,873

Net revenues	210,923	202,663	171,183
Cost of revenues	164,425	161,902	154,700

Gross profit	46,498	40,761	16,483
Operating expenses:
Research and development	26,147	28,608	39,127
Selling, general and administrative	34,899	40,948	40,582
Amortization of intangible assets	487	3,510	7,712
Restructuring and severance charges	6,826	3,033	10,230
Legal settlements	3,829	(2,882)	—
Impairment of goodwill and other intangible assets	9,133	—	—
Impairment of other long-lived assets	—	—	1,621
Gain on sale of property and equipment	(12)	(2,562)	(2,918)

Total operating expenses	81,309	70,655	96,354

Operating loss	(34,811)	(29,894)	(79,871)
Other income (expense):
Interest income	575	1,261	987
Interest expense	(543)	(682)	(579)
Gain (loss) on foreign exchange	11,094	6,059	(2,878)
Other expense	(685)	—	—

Total other income (expense)	10,441	6,638	(2,470)

Loss from continuing operations before income taxes	(24,370)	(23,256)	(82,341)
Income tax provision	1,399	5	109

Loss from continuing operations	(25,769)	(23,261)	(82,450)
Income (loss) from discontinued operations, net of tax	(6,387)	(179)	275

Net loss	$(32,156)	$(23,440)	$(82,175)

Basic and diluted net loss per share:
Net loss per share from continuing operations	$(0.22)	$(0.25)	$(1.17)
Net loss per share from discontinued operations	(0.06)	—	—

Net loss per share	$(0.28)	$(0.25)	$(1.17)

Shares used in computing net loss per share:
Basic and diluted	114,844	93,099	70,336

The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands)

Cash flows from operating activities:
Net loss	$(32,156)	$(23,440)	$(82,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion on short-term investments	(100)	(145)	—
Amortization of deferred gain on sale-leaseback	(938)	(1,384)	(1,435)
Depreciation and amortization	12,491	16,869	23,167
Gain on sale of property and equipment	(8)	(2,562)	(3,009)
Impairment of goodwill and other intangible assets	11,915	—	—
Impairment of other long-lived assets	—	—	1,621
Impairment of short-term investments	706	—	—
Stock-based compensation	4,436	8,812	6,666
Changes in operating assets and liabilities:
Accounts receivable, net	(821)	(11,930)	2,514
Inventories	6,859	(2,426)	4,298
Prepaid expenses and other current assets	533	4,056	2,953
Other non-current assets	204	22	126
Accounts payable	(5,573)	(1,211)	(6,275)
Accrued expenses and other liabilities	(677)	(2,811)	(19,224)

Net cash used in operating activities	(3,129)	(16,150)	(70,773)

Cash flows from investing activities:
Purchases of property and equipment	(9,231)	(9,135)	(6,433)
Proceeds from sales of property and equipment	32	2,972	5,387
Proceeds from sale of land held for resale	—	—	9,402
Purchases of available-for-sale investments	(6,945)	(22,699)	—
Sales and maturities of available-for-sale investments	29,200	5,000	—
Transfer (to) from restricted cash	(3,109)	5,026	(427)
Cash acquired from merger with Avanex	11,482	—	—

Net cash provided by (used in) investing activities	21,429	(18,836)	7,929

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4	40,785	55,444
Proceeds from bank loan payable	—	2,501	3,812
Repayment of bank loan payable	—	(6,313)	—
Repayment of other loans	(62)	(44)	(108)
Amount paid to repurchase shares from a former officer	—	(2)	—

Net cash provided by (used in) financing activities	(58)	36,927	59,148

Effect of exchange rate on cash and cash equivalents	(6,544)	(5,709)	2,577
Net increase (decrease) in cash and cash equivalents	11,698	(3,768)	(1,119)
Cash and cash equivalents at beginning of period	32,863	36,631	37,750

Cash and cash equivalents at end of period	$44,561	$32,863	$36,631

Supplemental disclosures of cash flow information:
Cash paid for interest	$220	$244	$5,012
Cash paid for income taxes	$177	$52	$105
Supplemental disclosures of non-cash transactions:
Warrants issued in connection with debt and extinguishment of debt	$—	$—	$12,417
Issuance of common stock, stock options, restricted stock and warrants in merger with Avanex	$32,347	$—	$—

The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Comprehensive
	Shares	Amount	Capital	Income	Deficit	Loss	Total
	(Thousands)

Balance at July 1, 2006	57,979	$580	$1,053,626	$35,460	$(954,525)	$—	$135,141
Issuance of shares upon the exercise of common stock options	4	—	—	—	—	—	—
Issuance of shares upon vesting of restricted stock units	8	—	—	—	—	—	—
Issuance of restricted stock to non-employee directors	50	—	—	—	—	—	—
Resolution of contingent consideration in connection with the acquisition of Avalon	—	—	(1,000)	—	—	—	(1,000)
Common stock issued in private placements	25,235	252	55,193	—	—	—	55,445
Stock-based compensation expense	—	—	6,277	—	—	—	6,277
Restricted stock vesting acceleration related to restructuring and severance charges	—	—	295	—	—	—	295
Comprehensive loss:
Unrealized loss on hedging transactions	—	—	—	(361)	—	(361)	(361)
Currency translation adjustment	—	—	—	7,345	—	7,345	7,345
Net loss for the period	—	—	—	—	(82,175)	(82,175)	(82,175)

Total comprehensive loss						$(75,191)

Balance at June 30, 2007	83,276	$832	$1,114,391	$42,444	$(1,036,700)		$120,967
Issuance of shares related to share awards and restricted stock units	1,464	15	(15)	—	—	—	—
Buy-back of accelerated stock options issued to former officer of the Company	—	—	(2)	—	—	—	(2)
Adjustment to prior years taxes payable to reflect effect of adoption of FIN 48	—	—	—	—	561	—	561
Common stock issued in public offering	16,000	160	40,626	—	—	—	40,786
Stock-based compensation expense	—	—	8,598	—	—	—	8,598
Comprehensive loss:
Unrealized loss on hedging transactions	—	—	—	(34)	—	(34)	(34)
Currency translation adjustment	—	—	—	1,615	—	1,615	1,615
Other comprehensive income	—	—	—	11	—	11	11
Net loss for the period	—	—	—	—	(23,440)	(23,440)	(23,440)

Total comprehensive loss						$(21,848)

Balance at June 28, 2008	100,740	$1,007	$1,163,598	$44,036	$(1,059,579)		$149,062
Issuance of shares related to share awards and restricted stock units	258	3	(3)	—	—	—	—
Issuance of shares upon the exercise of common stock options	14	—	4	—	—	—	4
Common stock issued in connection with the acquisition of Avanex	85,152	852	31,495	—	—	—	32,347
Stock-based compensation expense	—	—	4,264	—	—	—	4,264
Comprehensive loss:
Unrealized loss on hedging transactions	—	—	—	(631)	—	(631)	(631)
Currency translation adjustment	—	—	—	(12,496)	—	(12,496)	(12,496)
Other comprehensive loss	—	—	—	(4)	—	(4)	(4)
Net loss for the period	—	—	—	—	(32,156)	(32,156)	(32,156)

Total comprehensive loss						$(45,287)

Balance at June 27, 2009	186,164	$1,862	$1,199,358	$30,905	$(1,091,735)		$140,390

The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Organization and Basis of Presentation

Organization

Oclaro, Inc., a Delaware corporation (Oclaro or the Company), designs, manufactures and markets optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. Due to its advantages of higher capacity and transmission speed, optical transmission has become the predominant technology for large-scale communications networks. For the year ended June 27, 2009, the Company’s primary operating segment is its telecommunications (telecom) segment, which addresses this optical communications market; and the Company’s remaining product lines, which address certain other optics and photonics markets, such as material processing, inspection and instrumentation, and research and development, and which leverage the resources, infrastructure and expertise of its telecom segment, comprise its advanced photonics solutions segment.

On April 27, 2009, Bookham, Inc. (Bookham) and Avanex Corporation (Avanex) completed a merger (the Merger) of Avanex with and into a subsidiary of Bookham with Avanex being the surviving corporation as a wholly-owned subsidiary of Bookham.

In a separate transaction that also occurred on April 27, 2009, following the closing of the merger of Avanex into Bookham, Bookham changed its name to Oclaro, Inc. This name change was effected pursuant to Section 253 of the General Corporation Law of the State of Delaware by the merger of a wholly-owned subsidiary of Bookham (the Subsidiary) into Bookham. Bookham was the surviving corporation in this merger with the Subsidiary and, in connection with the merger, amended its Restated Certificate of Incorporation to change its name to Oclaro, Inc. pursuant to a Certificate of Ownership and Merger filed on April 27, 2009 with the Secretary of State of the State of Delaware. References herein to the “Company” mean Bookham and its subsidiaries’ consolidated business activities prior to April 27, 2009 and Oclaro and its subsidiaries’ consolidated business activities since April 27, 2009. Subsequent to the merger, Avanex changed its name to Oclaro (North America), Inc. All references to “Avanex” refer to Oclaro (North America), Inc.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated balance sheet as of June 27, 2009 includes the assets and liabilities assumed in the Merger. The consolidated statements of operations, stockholders’ equity and cash flows for the year ended June 27, 2009 include the results of operations of the combined entities from the date of the Merger.

The Company operates on a 52/53 week year ending on the Saturday closest to June 30. Each of the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007 were 52 week years.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Actual results could differ materially from those estimates and assumptions.

Reclassifications

For presentation purposes, certain prior period amounts have been reclassified to conform to the current period consolidated financial statements. These reclassifications do not affect the Company’s consolidated net loss, cash flows, cash and cash equivalents or stockholders’ equity, as previously reported.

As described in Note 5, on June 3, 2009 the Company entered into a definitive agreement to sell certain assets and liabilities of its Oclaro Photonics, Inc. (formerly New Focus, Inc.) subsidiary, which are referred to collectively

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

herein as the New Focus business, to Newport Corporation, and has therefore classified the financial results of its New Focus business as discontinued operations for all periods presented. The sale was completed on July 4, 2009. The assets and liabilities sold to Newport Corporation are classified as assets held for sale and liabilities held for sale within current assets and current liabilities, respectively, on the consolidated balance sheets. These notes to the Company’s consolidated financial statements relate to the Company’s continuing operations only, unless otherwise indicated.

Note 2.	Summary of Significant Accounting Policies

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents are carried at market value. The Company considers all liquid investment securities with an original maturity date of three months or less to be cash equivalents. Any realized gains and losses on liquid investment securities are included in other income (expense), net in the consolidated statements of operations. Restricted cash of $4.2 million as of June 27, 2009 consists of collateral for the performance of the Company’s obligations under certain facility lease agreements along with letters of credit and bank accounts otherwise restricted.

The Company classifies short-term investments, which consist primarily of securities purchased with original maturities of more than three months, as “available for sale securities”. These short-term investments are reported at market value, with the aggregate unrealized holding gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity. All realized gains and losses and unrealized losses resulting from declines in fair value that are other than temporary and not involving credit losses are recorded in the consolidated statements of operations in the period they occur.

Concentration of Credit Risks

The Company places its cash, cash equivalents and short-term investments with and in the custody of financial institutions, which at times, are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the ongoing creditworthiness of these institutions. The Company’s investment policy limits the amounts invested with any one institution, type of security and issuer. To date, the Company has not experienced significant losses on these investments.

The Company’s trade accounts receivable are concentrated with companies in the telecom industry. At June 27, 2009, two customers accounted for 30 percent of the Company’s gross accounts receivable. At June 28, 2008, two customers accounted for 30 percent of the Company’s gross accounts receivable.

Allowance for Doubtful Accounts and Sales Return Allowance

The Company performs ongoing credit evaluations of its customers and records specific allowances for doubtful accounts when a customer is unable to meet its financial obligations, as in the case of bankruptcy filings or deteriorated financial position. Estimates are used in determining allowances for customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. The Company writes off a receivable account when all rights, remedies and recourses against the account and its principals are exhausted and records a benefit when previously reserved accounts are collected. The Company recorded provisions of $0.2 million, $16,000 and $0.7 million as allowances for doubtful accounts in fiscal years 2009, 2008 and 2007, respectively.

The Company records a provision for estimated sales returns in the same period as the related revenues are recorded, which is netted against revenues. These estimates are based on historical sales returns, other known factors and the Company’s return policy. The Company recorded provisions of $0.1 million in each of the fiscal years 2009, 2008 and 2007 as allowances for sales returns.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

Inventories, consisting of raw materials, work-in-process and finished goods are stated at the lower of cost (first in, first out basis) or market. The Company plans production based on orders received and forecasted demand and maintains a stock of certain items. The Company must order components and build certain inventories in advance of customer orders. These production estimates are dependent on the Company’s assessment of current and expected orders from its customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. The Company assesses the valuation of its inventory, including significant inventories held by contract manufacturers on its behalf, on a quarterly basis. Products may be unsaleable because they are technically obsolete due to substitute products, specification changes or excess inventory relative to customer forecasts. The Company adjusts the carrying value of inventory using methods that take these factors into account. If the Company finds that the cost basis of its inventory is greater than the current market value, the Company writes the inventory down to the estimated selling price, less the estimated costs to complete and sell the product.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which range from three to five years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives or the term of the related lease, whichever is shorter. Buildings are depreciated over twenty year estimated useful lives. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains resulting from asset dispositions are included in gain on sale of property and equipment in the accompanying consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets

The Company reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable, and also reviews goodwill annually in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The values assigned to goodwill and other intangible assets are based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.

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

Derivative Financial Instruments

The Company’s operating results are subject to fluctuations based upon changes in the exchange rates between the currencies in which it collects revenues and pays expenses. A majority of the Company’s revenues are denominated in United States (U.S.) dollars, while a significant portion of its expenses are denominated in United Kingdom (U.K.) pounds sterling, the Chinese yuan, the Euro, the Thai baht and the Swiss franc, in which it pays expenses in connection with operating its facilities in Caswell, U.K.; Shenzhen, China; San Donato, Italy; Bangkok, Thailand and Zurich, Switzerland. The Company currently enters into foreign currency forward exchange contracts in an effort to mitigate a portion of its exposure to fluctuations between the U.S. dollar and the U.K. pound sterling.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires the Company to recognize all derivatives, such as foreign currency forward exchange contracts, on the consolidated balance sheets at fair value regardless of the purpose for holding the instrument. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through operating results or recognized in accumulated other comprehensive income until the hedged item is recognized in operating results in the consolidated statements of operations. As of December 28, 2008, the first day of its third quarter of fiscal 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.

At the end of each accounting period, the Company marks-to-market all foreign currency forward exchange contracts that have been designated as cash flow hedges and changes in fair value are recorded in accumulated other comprehensive income until the underlying cash flow is settled and the contract is recognized in other income (expense) in the consolidated statements of operations. As of June 27, 2009, the Company held seven outstanding foreign currency forward exchange contracts to sell U.S. dollars and buy U.K. pounds sterling, which have all been designated as cash flow hedges. These contracts had an aggregate notional value of approximately $10.0 million of put and call options expiring at various times between July 2009 and December 2009. To date, the Company has not entered into any such contracts for longer than 12 months and, accordingly, all amounts included in accumulated other comprehensive income as of June 27, 2009 will generally be reclassified into other income (expense) within the next 12 months. As of June 27, 2009, each of the seven designated cash flow hedges was determined to be fully effective; therefore, the Company has recorded an unrealized loss of $0.5 million to accumulated other comprehensive income related to recording the fair value of these foreign currency forward exchange contracts for accounting purposes. For the year ended June 27, 2009, losses of $2.3 million were reclassified from accumulated other comprehensive income into other income (expense).

Warranty

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

Revenue Recognition

The Company’s revenue recognition policy follows Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition in Financial Statements, for both its telecom and advanced photonics solutions operating segments. Specifically, the Company recognizes product revenue when (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped and title has transferred, (iii) collectability is reasonably assured, (iv) the fees are fixed or determinable and (v) there are no uncertainties with respect to customer acceptance.

For shipments to new customers and evaluation units, including initial shipments of new products, where the customer has the right of return through the end of an evaluation period, the Company recognizes revenue on these shipments at the end of the evaluation period, if not returned, and when collectability is reasonably assured. The Company records a provision for estimated sales returns in the same period as the related revenues are recorded, which is netted against revenue. These estimates are based on historical sales returns, other known factors and the Company’s return policy.

The Company recognizes revenues from financially distressed customers when collectability becomes reasonably assured, assuming all other above criteria for revenue recognition have been met.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the second quarter of fiscal 2009 the Company issued billings of (i) $4.1 million for products that were shipped to Nortel Networks Corporation (Nortel), but for which payment was not received prior to Nortel’s bankruptcy filing on January 14, 2009, and (ii) $1.3 million for products that were shipped to a contract manufacturer for which payment might not have been received due to the Nortel bankruptcy filing. As a result, an aggregate of $5.4 million in revenue was deferred, and therefore was not recognized as revenues or accounts receivable in the consolidated financial statements at the time of such billings, as the Company determined that such amounts were not reasonably assured of collectability in accordance with its revenue recognition policy. In the third quarter of fiscal 2009, the Company recognized revenues of $0.6 million from Nortel and $1.3 million from the related contract manufacturer upon receipt of payment for billings which had been previously deferred. In the fourth quarter of fiscal 2009, Nortel returned $0.8 million in products to the Company which had been shipped to Nortel prior to the bankruptcy filing and which had not been paid for by Nortel.

As of June 27, 2009, the Company had remaining contractual receivables from Nortel, associated with product shipments deferred as a result of Nortel’s January 14, 2009 bankruptcy filing, totaling $3.1 million, including $0.4 million acquired in the merger with Avanex, which are not reflected in the accompanying consolidated balance sheets. To the extent that collectability becomes reasonably assured for these deferred billings in future periods, our future results will benefit from the recognition of these amounts.

Research, Development and Engineering Expenses

Research, development and engineering costs are expensed as incurred.

Advertising Expenses

Advertising costs are expensed as incurred. The Company’s advertising costs for the years ended June 27, 2009, June 28, 2008 and June 30, 2007 were not significant.

Restructuring Expenses

The Company records costs associated with employee terminations and other exit activities in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities and SAB No. 100, Restructuring and Impairment Charges. Under SFAS No. 146, employee termination benefits are recorded as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required. If employees are required to render service until they are terminated in order to receive the termination benefits, the fair value of the termination date liability is recognized ratably over the future service period.

Impairment of Long-Lived Assets

The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an annual basis. Recoverability of these assets is measured by comparing their carrying amounts to market prices or the future undiscounted cash flows the assets are expected to generate. If property and equipment or certain identifiable intangibles are considered to be impaired, the impairment to be recognized would equal the amount by which the carrying value of the asset exceeds its fair market value based on market prices or future discounted cash flows.

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires that goodwill and intangible assets with indefinite useful lives be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets. The Company amortizes its acquired intangible assets with definite lives over the estimated useful life of the assets, which is generally from 3 to 6 years and 15 years as to one specific customer contract.

Stock-Based Compensation

The Company has adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, using the modified prospective transition method. Under that transition method, stock-based compensation cost recognized during the years ended June 27, 2009, June 28, 2008 and June 30, 2007 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 3, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-based Compensation, and (b) compensation cost for all share-based payments granted subsequent to July 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

The Company uses the Black-Scholes-Merton option pricing model to value the compensation expense associated with its stock-based awards under SFAS No. 123R. In addition, the Company estimates forfeitures when recognizing compensation expense, and it will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

Stock options have a term of 10 years and generally vest over a four-year service period, and restricted stock awards generally vest over a one to four year period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by the Company’s board of directors.

Foreign Currency Transactions and Translation Gains and Losses

The assets and liabilities of the Company’s foreign operations are translated from their respective functional currencies into U.S. dollars at the rates in effect at the consolidated balance sheet dates, and revenue and expense amounts are translated at the average rate during the applicable periods reflected on the consolidated statements of operations. Foreign currency translation adjustments are recorded as accumulated other comprehensive income, except for the translation adjustment of short-term intercompany loans which are recorded as other income or expense. Gains and losses from foreign currency transactions, realized and unrealized in the event of foreign currency transactions not designated as hedges, and those transactions denominated in currencies other than the Company’s functional currency, are recorded as gain (loss) on foreign exchange in the consolidated statements of operations.

Income Taxes

The Company provides for income taxes under the provisions of SFAS No. 109 Accounting for Income Taxes. SFAS No. 109 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against deferred income tax assets which are not likely to be realized.

Net Loss Per Share

Net loss per share is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period. As the Company incurred net losses for the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007, potential dilutive securities from stock options, restricted stock units and warrants have been excluded from the diluted net loss per share computations as their inclusion would be anti-dilutive.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent Events

In the fourth quarter of fiscal 2009, the Company adopted SFAS No. 165, Subsequent Events, and accordingly has reviewed its operations through September 4, 2009, the date it filed its Annual Report on Form 10-K with the SEC, for any events or transactions subsequent to June 27, 2009 that may require recognition or disclosure in the financial statements.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or of potential significance, to the Company.

On June 29, 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a Replacement of FASB Statement No. 162 (“Codification”) to become the source of authoritative U.S. GAAP. SFAS No. 168 and the Codification are effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company will implement the Codification in its Quarterly Report on Form 10-Q for the fiscal quarter ending September 26, 2009. The FASB has stated that in its view, the Codification will not change U.S. GAAP. The Company is currently evaluating the impact that the Codification will have on the form and content of its periodic filings under the Securities and Exchange Acts of 1933 and 1934.

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS No. 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company’s interim reporting period ending on September 26, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS No. 107-1 and APB 28-1 on its consolidated financial position, results of operations and cash flows.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS No. 142-3 amends the factors that should be considered in developing assumptions about renewal or extension used in estimating the useful life of a recognized intangible asset under SFAS No. 142. FSP SFAS No. 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, and other generally accepted accounting principles. FSP SFAS No. 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The measurement provisions of this standard will apply only to intangible assets of the Company acquired after June 27, 2009.

In February 2008, the FASB issued FSP SFAS No. 157-2, Effective Date of FASB Statement No. 157. FSP SFAS No. 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal year 2010. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010. The major category of non-financial assets and non-financial liabilities that is to be measured at fair value, for which the Company has not yet applied the provisions of SFAS No. 157, is intangible assets.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations and in April 2009, the FASB issued FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. These standards establish principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

non-controlling interest in the acquiree and the goodwill acquired in a business combination. These standards also establish disclosure requirements that will enable users to evaluate the nature and financial effects of a business combination. SFAS No. 141R and FSP SFAS No. 141R-1 are effective for the Company for acquisitions made after June 27, 2009. The Company does not anticipate that the adoption of these pronouncements will have a significant impact on its financial statements; however, the implementation of SFAS No. 141R and FSP SFAS No. 141R-1 may have a material impact on the Company’s accounting for businesses acquired by the Company post-adoption.

Note 3.	Fair Value

In the first quarter of fiscal 2009, the Company adopted SFAS No. 157, Fair Value Measurements, for all financial assets and financial liabilities and for all non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets, primarily marketable securities, and liabilities at fair value.

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

In September 2008, Lehman Brothers Holdings Inc. (Lehman) filed a petition under Chapter 11 of the U.S. Bankruptcy Code. At June 27, 2009, the Company held a Lehman security with par value of $0.8 million. As of June 27, 2009, the Company does not have an estimate of the recovery value of this security, but has reduced the carrying value of this security to $0.1 million based on Level 3 inputs. For the year ended June 27, 2009, the Company has recorded impairment charges for the Lehman security of $0.7 million, which are included in other expense in the consolidated statements of operations.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at June 27, 2009:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)

Assets:
Cash and cash equivalents(1):
Money market funds	$20,399	$—	$—	$20,399
Short-term investments:
United States agency securities	6,669	—	—	6,669
United States corporate bonds	—	2,510	80	2,590

Total assets measured at fair value	$27,068	$2,510	$80	$29,658

Liabilities:
Accrued expenses and other liabilities:
Unrealized loss on currency instruments designated as hedges	$—	$545	$—	$545

Total liabilities measured at fair value	$—	$545	$—	$545

(1)	Excludes $24.2 million in cash held in Company bank accounts.

Note 4.	Business Combinations

Merger of Oclaro Inc. and Avanex Corporation

On January 27, 2009, Oclaro announced that it had entered into a definitive agreement providing for the merger of Oclaro, Inc. and Avanex Corporation. On April 27, 2009, the Company consummated the combination with Avanex through the merger of Avanex with a wholly-owned subsidiary of the Company following approval by the stockholders of both companies. Under the terms of the merger agreement, Avanex stockholders received, at a fixed exchange ratio, 5.426 shares of Oclaro common stock for every share of Avanex common stock they owned. The Company issued approximately 85,152,000 shares of its common stock for all of the outstanding shares of Avanex on April 27, 2009. Following the merger, Oclaro’s stockholders owned approximately 54.2 percent and Avanex’s stockholders owned approximately 45.8 percent of the combined company. The combination is intended to qualify as a tax-free reorganization for federal income tax purposes.

The Company has accounted for this acquisition under the purchase method of accounting, in accordance with SFAS No. 141, Business Combinations. The estimated fair value of assets acquired and liabilities assumed and the results of operations of Avanex from the closing date of the acquisition are included in the Company’s consolidated financial statements at June 27, 2009 and for the fiscal year then ended. For accounting purposes, the fair value of the consideration paid to Avanex stockholders in the merger was $36.2 million; which includes the issuance of $31.8 million in common stock, based on a price of $0.3731 per share of Oclaro common stock, which was the weighted-average of the closing market prices of the Company’s common stock for a period beginning two days before and ending two days after January 27, 2009, the day the merger was announced; $0.6 million for the assumption of vested stock options and warrants to purchase Oclaro common stock; and $3.9 million in acquisition-related transaction costs.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Purchase Price Allocation

The following table presents the allocation of the purchase price, including the fair value of common stock options and warrants assumed, professional fees and other related transaction costs, to the assets acquired and liabilities assumed, based on their estimated fair values as of April 27, 2009:

Purchase
Price Allocation
(Thousands)

Cash, cash equivalents, short-term investments and restricted cash	$25,746
Accounts receivable	22,933
Inventories	13,703
Prepaid expenses and other current assets	6,802
Property and equipment	1,432
Other non-current assets	3,245
Accounts payable	(15,568)
Accrued expenses and other liabilities	(17,687)
Other long-term liabilities	(4,377)

Total purchase price	$36,229

Unaudited Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations have been prepared as if the merger with Avanex had occurred as of July 1, 2007, the first day of the Company’s fiscal year 2008:

	Year Ended
	June 27,	June 28,
	2009	2008
	(Thousands)

Net revenues	$327,135	$406,577
Loss from continuing operations	$(63,186)	$(16,007)
Net loss	$(69,573)	$(16,186)
Net loss per share (basic and diluted)	$(0.38)	$(0.09)
Shares used in computing net loss per share (basic and diluted)	185,492	178,718

The Company made certain adjustments to the combined results of operations of Avanex and Bookham in arriving at these unaudited pro forma financial results; namely the Company eliminated revenues and cost of revenues related to product sales and technology royalties between the companies, reversed depreciation of property and equipment by Avanex based on the allocation of excess fair value to acquired property and equipment, reversed amortization of intangible assets and impairment of goodwill from acquisitions previously consummated by Avanex and reduced investment income to reflect the Company’s reduced cash balance after payments to effect the merger. This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the merger been consummated as of that time, nor is it intended to be a projection of future results.

Note 5.	Discontinued Operations — Exchange of Assets

On June 3, 2009 the Company signed a definitive agreement with Newport Corporation (Newport), under which Newport will acquire the net assets of the Company’s New Focus business in exchange for the net assets of Newport’s high power laser diodes business and $3.0 million in cash proceeds. The transaction closed on July 4, 2009. Under the agreement, the Company agreed to transfer to Newport substantially all of the operating assets used

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or held for use in its New Focus business. In exchange, the Company will receive substantially all of the operating assets of Newport’s Tucson, Arizona facility, as well as the intellectual property of the high power laser diodes business. In accordance with SFAS No. 144, the financial results of the New Focus business have been classified as discontinued operations for all periods presented.

The assets and liabilities of the discontinued operation are presented as current assets and current liabilities, separately under the captions “assets held for sale” and “liabilities held for sale” in the accompanying consolidated balance sheets at June 27, 2009 and June 28, 2008, and consist of the following:

	June 27,	June 28,
	2009	2008
	(Thousands)

Assets held for sale:
Accounts receivable, net	$3,556	$4,220
Inventories	5,566	5,904
Prepaid expenses and other current assets	46	322
Property and equipment, net	1,274	676

	$10,442	$11,122

	June 27,	June 28,
	2009	2008
	(Thousands)

Liabilities held for sale:
Accounts payable	$1,197	$2,448
Accrued expenses and other liabilities	831	745

	$2,028	$3,193

The assets received and liabilities assumed from Newport in this exchange on July 4, 2009 are not included in the accompanying balance sheet at June 27, 2009.

The following table presents the statements of operations for the discontinued operations of the New Focus business for the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007:

	Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
		(Thousands)

Revenues	$24,829	$32,828	$31,631
Cost of revenues	17,113	20,616	18,793

Gross profit	7,716	12,212	12,838
Operating expenses	14,106	12,585	12,824
Other income (expense), net	53	194	257

Income (loss) from discontinued operations before income taxes	(6,337)	(179)	271
Income tax provision (benefit)	50	—	(4)

Income (loss) from discontinued operations	$(6,387)	$(179)	$275

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6.	Balance Sheet Details

The following table provides details regarding the Company’s cash, cash equivalents and short-term investments at the dates indicated:

	June 27,	June 28,
	2009	2008
	(Thousands)

Cash and cash equivalents:
Cash-in-bank	$24,162	$16,361
Money market funds	20,399	10,022
Commercial paper	—	6,480

	$44,561	$32,863

Short-term investments:
United States agency securities	$6,669	$2,977
United States corporate bonds	2,590	14,868

	$9,259	$17,845

As of June 27, 2009 and June 28, 2008, all of the Company’s short-term investments had maturities of less than one year.

The following table provides details regarding the Company’s inventories at the dates indicated:

	June 27,	June 28,
	2009	2008
	(Thousands)

Inventories:
Raw materials	$16,560	$17,810
Work-in-process	29,825	23,741
Finished goods	13,142	12,157

	$59,527	$53,708

The following table provides details regarding the Company’s property and equipment, net at the dates indicated:

	June 27,	June 28,
	2009	2008
	(Thousands)

Property and equipment, net:
Buildings	$16,696	$18,411
Plant and machinery	80,881	77,700
Fixtures, fittings and equipment	1,085	1,067
Computer equipment	12,936	13,701

	111,598	110,879
Less: accumulated depreciation	(81,723)	(78,593)

	$29,875	$32,286

Depreciation expense was $11.0 million, $12.0 million and $13.9 million for the years ended June 27, 2009, June 28, 2008 and June 30, 2007, respectively.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides details for the Company’s accrued expenses and other liabilities at the dates indicated:

	June 27,	June 28,
	2009	2008
	(Thousands)

Accrued expenses and other liabilities:
Trade payables	$3,826	$4,090
Compensation and benefits related accruals	8,024	6,050
Warranty accrual	2,228	2,598
Current portion of restructuring accrual	9,485	1,720
Unrealized loss on currency instruments designated as hedges	545	—
Other accruals	14,908	5,586

	$39,016	$20,044

Note 7.	Goodwill and Other Intangible Assets

During the fiscal year ended June 27, 2009, the Company observed indicators of potential impairment of its goodwill, including the impact of the current general economic downturn on the Company’s future prospects and the continued decline of its market capitalization, which caused the Company to conduct a goodwill impairment analysis. Specifically, indicators emerged for SFAS No. 142 purposes within the New Focus reporting unit, which includes the technology acquired in the March 2004 acquisition of Oclaro Photonics, Inc. and is in the Company’s advanced photonics solutions segment, and one other reporting unit in the advanced photonics solutions segment that includes the technology acquired in the March 2006 acquisition of Avalon Photonics AG (the Avalon reporting unit). These indicators led the Company to conclude that a SFAS No. 142 impairment test was required to be performed for goodwill related to these reporting units.

During the fiscal year ended June 27, 2009, the Company determined, in its first step goodwill impairment analysis, that its goodwill related to the New Focus and Avalon reporting units was in fact impaired. The Company completed its full evaluation of the second step impairment analysis, which indicated that the goodwill was fully impaired. The Company recorded $7.9 million for impairment losses in its statement of operations for the year ended June 27, 2009. The impairment will not result in any current or future cash expenditures.

In conjunction with its full evaluation of the second step goodwill impairment analysis, the Company also evaluated the fair value of the intangible assets of these two reporting units, in accordance with SFAS No. 144. Based on this testing, the Company has determined that the intangibles of New Focus reporting unit were impaired and that the intangibles of the Avalon reporting unit were impaired. The Company recorded $1.2 million for the impairment loss related to these intangibles, net of $2.8 million associated with the discontinued operations of the New Focus business, in its statements of operations for the year ended June 27, 2009. At June 27, 2009, remaining intangible assets subject to the amortization provisions of SFAS No. 142, net of accumulated amortization and impairment charges, were $2.0 million.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the movement in the Company’s goodwill and other intangible assets for the periods indicated, including intangible assets related to the New Focus business:

		Intangibles
			Accumulated	Net Book
	Goodwill	Cost	Amortization	Value
	(Thousands)

July 1, 2006	$8,881	$58,832	$39,165	$19,667
Adjustment	(1,000)	—	—	—
Charged	—	—	9,155	(9,155)
Exchange Rate Adjustment	—	4,868	3,614	1,254

June 30, 2007	7,881	63,700	51,934	11,766
Adjustment	—	(108)	(108)	—
Acquired	—	385	—	385
Charged	—	—	4,639	(4,639)
Disposals	—	(43,665)	(43,665)	—
Exchange Rate Adjustment	—	(113)	(430)	317

June 28, 2008	7,881	20,199	12,370	7,829
Charged	—	—	1,229	(1,229)
Disposals	—	(2,734)	(2,734)	—
Impairment	(7,881)	(4,034)	—	(4,034)
Exchange Rate Adjustment	—	(1,289)	(674)	(615)

June 27, 2009	$—	$12,142	$10,191	$1,951

The following tables summarize the activity related to the Company’s intangible assets for the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007, including intangible assets related to the New Focus business:

	Balance		Impairment	Translations	Balance
	June 28,		and	and	June 27,
	2008	Disposals	Amortization	Adjustments	2009
	(Thousands)

Supply agreements	$4,026	$—	$—	$(773)	$3,253
Customer relationships	1,168	—	(300)	(149)	719
Customer databases	135	—	—	—	135
Core and current technology	12,654	(2,734)	(2,925)	(345)	6,650
Patent portfolio	2,216	—	(809)	(22)	1,385

	20,199	(2,734)	(4,034)	(1,289)	12,142
Less accumulated amortization	(12,370)	2,734	(1,229)	674	(10,191)

Intangibles, net	$7,829	$—	$(5,263)	$(615)	$1,951

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Balance			Translations	Balance
	June 30,			and	June 28,
	2007	Disposals	Additions	Adjustments	2008
	(Thousands)

Supply agreements	$4,213	$—	$—	$(187)	$4,026
Customer relationships	1,059	—	—	109	1,168
Customer databases	132	—	—	3	135
Core and current technology	35,155	(22,762)	385	(124)	12,654
Patent portfolio	19,446	(17,208)	—	(22)	2,216
Customer contracts	3,695	(3,695)	—	—	—

	63,700	(43,665)	385	(221)	20,199
Less accumulated amortization	(51,934)	43,665	(4,639)	538	(12,370)

Intangibles, net	$11,766	$—	$(4,254)	$317	$7,829

	Balance			Translations	Balance
	July 1,			and	June 30,
	2006	Disposals	Additions	Adjustments	2007
	(Thousands)

Supply agreements	$4,213	$—	$—	$—	$4,213
Customer relationships	1,051	—	—	8	1,059
Customer databases	132	—	—	—	132
Core and current technology	35,129	—	—	26	35,155
Patent portfolio	14,612	—	—	4,834	19,446
Customer contracts	3,695	—	—	—	3,695

	58,832	—	—	4,868	63,700
Less accumulated amortization	(39,165)	—	(9,155)	(3,614)	(51,934)

Intangibles, net	$19,667	$—	$(9,155)	$1,254	$11,766

Amortization expense related to intangible assets is expected to be $0.2 million in each of the next five fiscal years.

Note 8.	Restructuring Liabilities

During fiscal years 2004 and 2005, the Company announced restructuring plans, including the transfer of its assembly and test operations from Paignton, U.K. to Shenzhen, China, along with reductions in research and development and selling, general and administrative expenses. These cost reduction efforts were expanded in November 2005 to include the transfer of the Company’s chip-on-carrier assembly from Paignton to Shenzhen. The transfer of these operations was completed in the quarter ended March 31, 2007.

In May 2006, the Company announced further cost reduction plans, which included transitioning all remaining manufacturing support and supply chain management, along with pilot line production and production planning, from Paignton to Shenzhen, which was substantially completed in the quarter ended June 30, 2007.

During fiscal year 2007, the Company adopted and implemented an overhead cost reduction plan which included workforce reductions, facility and site consolidation of its Caswell, U.K. semiconductor operations within existing U.K. facilities, the transfer of certain research and development activities to its Shenzhen, China facility, and consolidation of certain head office functions in its San Jose, California location. The costs associated with this overhead cost reduction plan consisted primarily of personnel severance and retention related expenses. As of December 29, 2007, these plans were substantially complete. The Company incurred related expenses of $7.7 million.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2008 the Company accrued approximately $1.1 million in additional expenses for revised estimates related to lease cancellations and commitments, primarily due to changing sub-lease assumptions regarding previously exited buildings, and approximately $2.3 million for additional employee severance costs. The additional lease costs are associated with the advanced photonics solutions segment. The additional employee costs are primarily related to the telecom segment The Company continued to make scheduled payments during fiscal year 2008, reducing the related lease cancellation and commitment liabilities.

In connection with earlier plans of restructuring, during fiscal year 2009 the Company accrued approximately $1.7 million in additional expenses for revised estimates of the cash flows for lease cancellations and commitments, and approximately $0.6 million for additional employee separation charges, and continued to make scheduled payments during fiscal year 2009, reducing the related lease liabilities and employee severance and retention obligations. The additional lease costs are associated with the advanced photonics solutions segment.

In connection with the merger with Avanex, during the fourth quarter of fiscal year 2009 the Company initiated an overhead cost reduction plan which includes workforce reductions as well as facility and site consolidation of its Fremont, California and Villebon, France locations. The Company also assumed from Avanex facilities-related restructuring accruals of $6.2 million related to four locations in Fremont and Newark, California and one location in Villebon, France. During fiscal year 2009 the Company accrued restructuring charges of approximately $0.3 million for lease commitments related to vacating the Fremont and Villebon locations, and approximately $5.1 million for employee separation charges, and continued to make scheduled payments, reducing the related lease liabilities and employee severance and retention obligations.

For all periods presented, separation payments under the restructuring and cost reduction efforts were accrued and charged to restructuring in the period that the amounts were both determined and communicated to the affected employees. Remaining net lease cancellation and commitment obligations as of June 27, 2009 are included in the disclosures in Note 11 — Commitments and Contingencies.

The following tables summarize the activity related to the Company’s restructuring liability for the years ended June 27, 2009, June 28, 2008 and June 30, 2007. Accrued restructuring costs related to previous restructuring activities of the New Focus business were not sold to Newport in the July 4, 2009 exchange of assets, and are therefore included at the corresponding balance sheet dates in the tables below. The related amounts charged to restructuring and severance charges are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations.

	Accrued	Amounts			Accrued
	Restructuring	Charged to	Amounts	Adjustments	Restructuring
	Costs at June 28,	Restructuring	Paid or	and	Costs at June 27,
	2008	Costs	Written-Off	Reversals(1)	2009
	(Thousands)

Lease cancellations and commitments	$2,074	$2,027	$(1,966)	$6,185	$8,320
Termination payments to employees and related costs	754	5,693	(1,682)	(46)	4,719

Total accrued restructuring charges	2,828	$7,720	$(3,648)	$6,139	13,039

Less non-current accrued restructuring charges	(1,108)				(3,554)

Accrued restructuring charges included within accrued expenses and other liabilities	$1,720				$9,485

(1)	The Company assumed from Avanex facilities-related restructuring accruals of $6.2 million.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Accrued	Amounts			Accrued
	Restructuring	Charged to	Amounts	Adjustments	Restructuring
	Costs at June 30,	Restructuring	Paid or	and	Costs at June 28,
	2007	Costs	Written-Off	Reversals	2008
	(Thousands)

Lease cancellations and commitments	$3,845	$1,141	$(2,904)	$(8)	$2,074
Asset impairment	—	35	(35)	—	—
Termination payments to employees and related costs	546	2,350	(2,141)	(1)	754

Total accrued restructuring charges	4,391	$3,526	$(5,080)	$(9)	2,828

Less non-current accrued restructuring charges	(1,678)				(1,108)

Accrued restructuring charges included within accrued expenses and other liabilities	$2,713				$1,720

	Accrued	Amounts			Accrued
	Restructuring	Charged to	Amounts	Adjustments	Restructuring
	Costs at July 1,	Restructuring	Paid or	and	Costs at June 30,
	2006	Costs	Written-Off	Reversals	2007
	(Thousands)

Lease cancellations and commitments	$11,438	$867	$(8,408)	$(52)	$3,845
Termination payments to employees and related costs	4,691	9,480	(13,692)	67	546

Total accrued restructuring charges	16,129	$10,347	$(22,100)	$15	4,391

Less non-current accrued restructuring charges	(3,196)				(1,678)

Accrued restructuring charges included within accrued expenses and other liabilities	$12,933				$2,713

Note 9.	Credit Agreement

On August 2, 2006, the Company entered into a $25.0 million senior secured revolving credit facility with Wells Fargo Foothill, Inc. and other lenders. On April 27, 2009, the Company, with Oclaro Technology plc (formerly Bookham Technology plc), Oclaro Photonics, Inc. (formerly New Focus, Inc.) and Oclaro Technology, Inc. (Formerly Bookham (US), Inc.), each a wholly-owned subsidiary, collectively the Borrowers, entered into an amendment to its existing credit agreement (the Amended Credit Agreement) with Wells Fargo Foothill, Inc. and other lenders regarding the $25.0 million senior secured revolving credit facility, extending the term to August 1, 2012. Under the Amended Credit Agreement, advances are available based on 80 percent of “qualified accounts receivable,” as defined in the Amended Credit Agreement.

The obligations of the Borrowers under the Amended Credit Agreement are guaranteed by the Company, Oclaro (North America), Inc., Ignis Optics, Inc., Oclaro (Canada) Inc. (formerly Bookham (Canada), Inc.), Bookham Nominees Limited and Bookham International Ltd., each also a wholly-owned subsidiary, (which are referred to collectively as the Guarantors and together with the Borrowers, as the Obligors), and are secured pursuant to a security agreement, or the Security Agreement, by the assets of the Obligors, including a pledge of the capital stock holdings of the Obligors in some of their direct subsidiaries.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the terms of the Amended Credit Agreement, borrowings made under the facility bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 3.50 percentage points or the bank’s prime rate plus 3.50 percentage points, subject to a minimum LIBOR rate of 2.50 percentage points and a minimum prime rate which is the greater of (i) 3.50 percentage points or (ii) the 90-day LIBOR rate plus 1.00 percentage point. In the absence of an event of default, any amounts outstanding under the Amended Credit Agreement may be repaid and re-borrowed anytime until maturity, which is August 1, 2012.

The obligations of the Borrowers under the Amended Credit Agreement may be accelerated upon the occurrence of an event of default under the Amended Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $1.0 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA and certain judgments in excess of $1.0 million, and a change of control default. The Amended Credit Agreement contains negative covenants applicable to the Borrowers and their subsidiaries, including financial covenants. The negative covenant limiting capital expenditures was amended to allow the Company, the Borrowers and their subsidiaries more flexibility to make capital expenditures, which may not exceed $20.0 million in any fiscal year unless the circumstances set forth in the Amended Credit Agreement are met. The negative covenants were further amended to replace certain minimum EBITDA covenants with a requirement that the Borrowers maintain a minimum fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures made or incurred during such period, to fixed charges for such period), of no less than 1.10 to 1.00, if the Borrowers have not maintained “minimum liquidity” (defined as $30.0 million of qualified cash and excess availability, each as also defined in the Amended Credit Agreement), and to also include restrictions on liens, investments, indebtedness, fundamental changes to the Borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates.

As of June 27, 2009 and June 28, 2008, there were no amounts outstanding under the facility. At June 27, 2009, there was $0.3 million in an outstanding standby letter of credit with a vendor secured under this credit agreement which expires in February 2010. At June 28, 2008, there were $4.8 million in outstanding standby letters of credit with vendors secured under this credit agreement.

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

Note 10.	Post-Retirement Benefits

Defined Contribution Plan

The Company contributes to a U.K. based defined contribution pension scheme for employees. Contributions under this plan and the related expenses were $1.1 million, $1.6 million and $2.4 million in the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007, respectively.

401(k) Plan

In the U.S., the Company sponsors a 401(k) plan that allows voluntary contributions by eligible employees, who may elect to contribute up to the maximum allowed under the U.S. Internal Revenue Service regulations. The Company generally makes 25 percent matching contributions (up to a maximum of $2,000 per eligible employee per year) and it recorded related expenses of $0.4 million, $0.5 million and $0.5 million in the fiscal years ended June 27, 2009 and June 28, 2008 and June 30, 2007, respectively.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.	Commitments and Contingencies

Guarantees

The Company follows the provisions of FASB Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. The Company has the following financial guarantees:

The Company indemnifies its directors and certain employees as permitted by law, and has entered into indemnification agreements with its directors and certain senior officers. The Company has not recorded a liability associated with these indemnification arrangements as the Company historically has not incurred any costs associated with such indemnification arrangements and does not expect to in the future. Costs associated with such indemnification arrangements may be mitigated, in whole or only in part, by insurance coverage that the Company maintains.

The Company also has indemnification clauses in various contracts that it enters into in the normal course of business, such as those issued by its banks in favor of several of its suppliers. Additionally, the Company from time to time, in the normal course of business, indemnifies certain customers with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third party claims that the Company’s products, when used for their intended purposes, infringe the intellectual property rights of such third parties. The Company has not historically paid out any amounts related to these indemnification obligations and does not expect to in the future, therefore no accrual has been made for these indemnification obligations.

Warranty accrual

The Company accrues for the estimated costs to provide warranty services at the time revenue is recognized. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the Company’s warranty costs will increase, resulting in a decrease in gross profit.

The following table summarizes movements in the warranty accrual for the periods indicated:

	Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands)

Warranty provision — beginning of period	$2,598	$2,569	$3,429
Warranties assumed in acquisition	250	—	—
Warranties issued	2,811	2,290	2,037
Warranties utilized or expired	(3,000)	(2,299)	(3,210)
Currency translation adjustment	(431)	38	313

Warranty provision — end of period	$2,228	$2,598	$2,569

Litigation

On June 26, 2001, the first of a number of putative securities class actions was filed in the United States District Court for the Southern District of New York against New Focus, Inc., now known as Oclaro Photonics, Inc. (New Focus), certain of its officers and directors, and certain underwriters for New Focus’ initial and secondary public offerings. A consolidated amended class action complaint, captioned In re New Focus, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 5822, was filed on April 20, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Focus’ initial public offering and seeks unspecified damages for claims under the Exchange Act on behalf of a purported class of purchasers of common stock from May 17, 2000 to December 6, 2000.

The lawsuit against New Focus is coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases, as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS), including actions against Bookham Technology plc, now known as Oclaro Technology plc (Bookham Technology) and Avanex Corporation, now known as Oclaro (North America), Inc. (Avanex), and certain of each entity’s respective officers and directors, and certain of the underwriters of their public offerings. In October 2002, the claims against the directors and officers of New Focus, Bookham Technology and Avanex were dismissed, without prejudice, subject to the directors’ and officers’ execution of tolling agreements.

In 2007, a settlement between certain parties in the litigation that had been pending with the Court since 2004 was terminated by stipulation of the parties to the settlement, after a ruling by the Second Circuit Court of Appeals in six “focus” cases in the coordinated proceeding (the actions involving Bookham Technology, New Focus and Avanex are not focus cases) made it unlikely that the settlement would receive final court approval. Plaintiffs filed amended master allegations and amended complaints in the six focus cases. In 2008, the Court largely denied the focus case defendants’ motion to dismiss the amended complaints.

The parties have reached a global settlement of the litigation. A motion for preliminary approval of the settlement was filed on April 2, 2009. On June 9, 2009, the Court entered an order granting preliminary approval of the settlement. Under the settlement, which is subject to final Court approval, the insurers would pay the full amount of settlement share allocated to New Focus, Bookham Technology and Avanex, and New Focus, Bookham Technology and Avanex would bear no financial liability. New Focus, Bookham Technology and Avanex, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, would receive complete dismissals from the case. It is uncertain whether the settlement will receive final Court approval. If the settlement does not receive final Court approval and the litigation continues, the Company believes that Bookham Technology, New Focus and Avanex have meritorious defenses to the claims and therefore believes that such claims will not have a material effect on its financial position, results of operations or cash flows.

On March 4, 2008, Oclaro filed a declaratory judgment complaint captioned Bookham, Inc. v. JDS Uniphase Corp. and Agility Communications, Inc., Civil Action No. 5:08-CV-01275-RMW, in the United States District Court for the Northern District of California, San Jose Division. Oclaro’s complaint sought declaratory judgments that its tunable laser products do not infringe any valid, enforceable claim of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, and that all claims of the aforementioned patents are invalid and unenforceable. Oclaro’s complaint also contained affirmative claims for relief against JDS Uniphase Corp. (JDSU) and Agility Communications, Inc. (Agility) for statutory unfair competition, and for intentional interference with economic advantage.

On July 21, 2008, JDSU and Agility answered Oclaro’s complaint and asserted counterclaims against Oclaro for infringement of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, which JDSU acquired from Agility. On October 6, 2008, JDSU indicated that its infringement claims are directed at Oclaro’s LamdaFlextm TL500 VCJ; TL5000VLJ; TL3000; TL7000; TL8000 and TL9000 products. JDSU sought unspecified compensatory damages, treble damages and attorneys’ fees from Oclaro, and an order enjoining Oclaro from future infringement of the patents-in-suit.

On November 7, 2008, JDSU petitioned the U.S. International Trade Commission to commence an investigation into alleged violations by Oclaro of Section 337 of the Tariff Act of 1930. On December 8, 2008, the U.S. International Trade Commission commenced investigation No. 337-TA-662 into Oclaro’s alleged importation into the United States, sale for importation, and sale within the United States after importation of tunable laser chips, assemblies, and products containing the same that infringe U.S. Patent Nos. 6,658,035 and 6,687,278. JDSU sought a general exclusion order prohibiting the importation of any Oclaro tunable laser chip, assembly, or product containing the same that infringes any claim of the aforementioned patents, as well as an order prohibiting sales after importation into the United States of any allegedly infringing products.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 10, 2009, Oclaro entered into a license and settlement agreement with JDSU pursuant to which Oclaro and JDSU have settled all claims between the parties arising out of Oclaro’s complaint filed in the United States District Court for the Northern District of California, San Jose Division, the complaint filed by JDSU and Agility in the United States District Court for the Northern District of California, San Jose Division, and the investigation and general exclusion order sought by JDSU in the U.S. International Trade Commission (collectively, the Lawsuits). The license and settlement agreement provides, among other things, that (i) Oclaro will pay JDSU an aggregate of $3.0 million in two equal installments, the first of which was paid on April 14, 2009 with the second installment due on or about April 15, 2010, for the settlement of all claims in the Lawsuits, (ii) each party will refrain from instituting any patent litigation against the other party for a period of four years, (iii) each party releases the other from any claim or counterclaim asserted in or arising from the Lawsuits, (iv) JDSU provides Oclaro and the customers for certain of its products with a patent license under the JDSU patents-in-suit, plus related patents, for the lives of the patents, and (v) beginning April 10, 2010, Oclaro will pay JDSU a royalty of up to $1.0 million per year for five years. Oclaro and JDSU have entered into a stipulation and order of dismissal, and JDSU has filed a motion to terminate the Lawsuits. On April 16, 2009, the District Court closed the litigation case between Oclaro, JDSU and Agility. On May 29, 2009, the U.S. International Trade Commission terminated the Section 337 investigation.

In connection with the settlement with JDSU, for the year ended June 27, 2009, the Company recorded legal settlement expense of $4.0 million. Of this amount, $3.0 million represents settlement payments paid or payable to JDSU and $1.0 million represents legal fees incurred in connection with the litigation.

On February 3, 2009, a purported class action complaint was filed against Oclaro (North America), Inc. (formerly Avanex) and its directors, Oclaro, Inc. (then known as Bookham), and Ultraviolet Acquisition Sub, Inc. in the Superior Court of California, Alameda County by two individuals who purported to be shareholders of Avanex. Plaintiffs purport to bring the action on behalf of all former shareholders of Avanex. On March 3, 2009, these individuals filed an amended complaint. The amended complaint alleged that the Avanex directors breached their fiduciary duties by failing to maximize shareholder value in connection with the contemplated merger of Avanex and Bookham, and that the joint proxy statement/prospectus failed to provide stockholders with material information or contained materially misleading information thereby rendering the stockholders unable to cast an informed vote on the proposed merger. The complaint also alleged that Avanex, Bookham, and Ultraviolet Acquisition Sub aided and abetted the Avanex directors’ alleged breach of fiduciary duties. The complaint sought to permanently enjoin the merger with Bookham, and sought monetary damages in an unspecified amount attributable to the alleged breach of duties, and legal fees and expenses. On April 8, 2009, the parties signed a memorandum of understanding pursuant to which they entered into a stipulation of settlement that provisionally certified the action as a class action. The stipulation provided that members of the class would furnish the defendants with a release, and the plaintiffs’ counsel would seek an award of attorneys’ fees and expenses in the amount of up to $230,000 as part of the settlement, which would be paid by Avanex (or its successor(s)-in-interest). In addition, in connection with the proposed settlement, Avanex made certain additional disclosures to its stockholders on its Current Report on Form 8-K filed April 9, 2009. The Superior Court denied the motion to preliminarily approve the proposed stipulated settlement. The individual plaintiffs thereafter stipulated to dismiss their individual claims with prejudice, and the parties agreed that the Court could award the plaintiffs’ counsel up to $20,000 in fees and costs. The stipulation further provided that the other purported class members would receive notice of such settlement pursuant to a Current Report on Form 8-K filed by Oclaro, and that they would reserve their rights with regard to the defendants. On August 17, 2009, the Superior Court entered the stipulation as an Order of the Court, dismissing the plaintiffs’ individual claims with prejudice, and ordered Oclaro to pay the plaintiffs’ attorneys’ fees in the amount of $20,000. Notice of such Order was provided in our Current Report on Form 8-K filed August 24, 2009.

On February 13, 2009, Bijan Badihian filed a complaint against Avanex Corporation, its then-CEO Giovanni Barbarossa, then interim CFO Mark Weinswig and Jaime Thayer, an administrative assistant, in the Superior Court for the State of California, Los Angeles County. The complaint alleged, among other things, that the July 7, 2008 press release misrepresented the reason for the termination of Avanex’s former CEO, Dr. Jo Major, and that plaintiff was thereby induced to hold onto his shares in Avanex. The complaint asserted claims against all defendants for

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1) intentional misrepresentation; (2) negligent misrepresentation; and (3) fraudulent concealment; and against Avanex, Barbarossa, and Weinswig for (4) breach of fiduciary duty. The original complaint sought damages in excess of $5 million. On June 8, 2009, after defendants filed a demurrer, plaintiff filed a First Amended Complaint adding as defendants Oclaro, Inc. as successor to Avanex, and Paul Smith, who was Chairman of the Avanex Board of Directors. The First Amended Complaint alleges that beginning from July 7, 2008 to October 25, 2008, Avanex made a series of statements to him designed to induce him not to sell his shares in Avanex. The amended complaint alleges six causes of action against all defendants: (1) intentional misrepresentation; (2) negligent misrepresentation; (3) fraudulent concealment; (4) constructive fraud; (5) intentional infliction of emotional distress; and (6) negligent infliction of emotional distress. The complaint seeks approximately $5 million in compensatory damages and an unspecified amount of punitive damages and costs. On August 18, 2009, Defendants filed a demurrer to the First Amended Complaint seeking dismissal of the intentional and negligent infliction of emotional distress claims and the dismissal of Jaime Thayer as a defendant. A hearing before the court on the demurrer is scheduled for September 18, 2009.

On May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. The action alleges infringement of United States Patent Nos. 5,410,625 and 5,428,698 and seeks a permanent injunction against all products found to infringe those patents, unspecified damages, costs, attorneys’ fees and other expenses. On July 16, 2009, Oclaro filed an answer to the complaint and stated counterclaims against QinetiQ Limited for judgments of invalidity and unenforceability of the patents-in-suit and seeking costs, attorney’s fees, and other expenses. On August 7, 2009, QinetiQ Limited requested that the District Court dismiss Oclaro’s unenforceability counterclaims and strike two of Oclaro’s affirmative defenses. On August 24, 2009, Oclaro filed its brief opposing QinetiQ’s request. The District Court has not set a hearing date for argument on QinetiQ’s requests. Oclaro believes the claims asserted against it by QinetiQ are without merit and will continue to defend itself vigorously.

Sale-Leaseback

On March 10, 2006, the Company’s Oclaro Technology plc subsidiary entered into multiple agreements with a subsidiary of Scarborough Development (Scarborough) for the sale and leaseback of the land and buildings located at its Caswell, U.K., manufacturing site. The sale transaction, which closed on March 30, 2006, resulted in immediate proceeds to Oclaro Technology plc of £13.75 million (approximately U.S. $24 million on the date of the transaction). Under these agreements, Oclaro Technology plc leases back the Caswell site for an initial term of 20 years, with options to renew the lease term for 5 years following the initial term and for rolling 2-year terms thereafter. Based on the exchange rate of $1.637 as of June 27, 2009, annual rent of £1.1 million during the first 5 years of the lease is approximately $1.8 million per year; annual rent of £1.2 million during the next 5 years of the lease is approximately $2.0 million per year; annual rent of £1.4 million during the next 5 years of the lease is approximately $2.3 million per year; and £1.6 million during the next 5 years of the lease is approximately $2.6 million per year. Rent during the optional renewal terms will be determined according to the then market rent for the site. The obligations of Oclaro Technology plc under these agreements are guaranteed by the Company. In addition, Scarborough, Oclaro Technology plc and the Company entered into a pre-emption agreement with the buyer under which Oclaro Technology plc, within the next 20 years, has a right to purchase the Caswell site in whole or in part on terms acceptable to Scarborough if Scarborough agrees to terms with or receives an offer from a third party to purchase the Caswell facility. Under the provisions of SFAS No. 13, Accounting for Leases, the Company deferred a related gain of $20.4 million, which is being amortized ratably against rent expense over the initial 20-year term of the lease. As of June 27, 2009, the unamortized balance of this deferred gain is $15.1 million.

At the inception of the Caswell lease, the Company determined the total minimum lease payments which were to be paid over the lease term in accordance with the provisions of SFAS No. 13, and it is recognizing the effects of scheduled rent increases, which are included in the total minimum lease payments, on a straight-line basis over the lease term, as required by FASB Technical Bulletin No. 85-3 Accounting for Operating Leases with Scheduled Rent Increases.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating Leases

The Company leases certain of its facilities under non-cancelable operating lease agreements that expire at various dates through 2026. The Company’s future fiscal year minimum lease payments under non-cancelable operating leases and related sublease income, including the sale-leaseback of the Caswell facility and $6.6 million related to unoccupied facilities as a result of the Company’s restructuring activities, are as follows:

	Operating
	Lease	Sublease
	Payments	Income
	(Thousands)

2010	$10,465	$(916)
2011	7,126	(187)
2012	4,686	(33)
2013	2,579	—
2014	2,515	—
Thereafter	29,577	—

	$56,948	$(1,136)

Rent expense for these leases was $6.8 million, $5.9 million and $3.6 million during the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007, respectively.

Note 12.	Stockholders’ Equity

Common Stock

On April 27, 2009, the Company amended its restated certificate of incorporation to increase the number of authorized shares of common stock from 175,000,000 to 450,000,000.

On April 27, 2009, in connection with the merger of Avanex and Oclaro, the Company issued approximately 85,152,000 shares of its common stock for all of the outstanding shares of common stock of Avanex. The Company also issued approximately 2,655,000 replacement warrants to existing Avanex warrant holders as of April 27, 2009. The warrants are exercisable during the period beginning on April 28, 2009 through March 8, 2010, at an exercise price of $7.43 per share. The fair value of these warrants was determined to be approximately $31,000 as of April 27, 2009.

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

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Warrants

The following table summarizes activity relating to warrants to purchase the Company’s common stock:

		Weighted-
		Average
	Warrants	Exercise
	Outstanding	Price
	(Thousands)

Balance at July 1, 2006	3,093	$6.40
Issued September 1, 2006 in private placement	2,899	$4.00
Issued March 22, 2007 in private placement	4,092	$2.80

Balance at June 30, 2007	10,084	$4.25
Expired	(2)	$40.00

Balance at June 28, 2008	10,082	$4.24
Assumed April 27, 2009 in acquisition	2,655	$7.43

Balance at June 27, 2009	12,737	$4.91

On January 13, 2006, the Company issued warrants to investors to purchase 304,359 shares of common stock in connection with the conversion of a portion of the Company’s 7.0 percent Senior Unsecured Convertible Debentures issued in December 2004. On March 23, 2006, the Company issued warrants to purchase 95,461 shares of common stock to convert the remaining portion of the Company’s 7.0 percent Senior Unsecured Convertible Debentures. The warrants are exercisable from July 13, 2006 to January 13, 2011 at an exercise price per share of $7.00.

On January 13, 2006, the Company issued warrants to purchase 686,000 shares of common stock to certain accredited institutional investors in connection with their purchase and subsequent retirement of other debt obligations. The warrants are exercisable from July 13, 2006 to January 13, 2011 at an exercise price per share of $7.00.

On December 20, 2004, in connection with the sale of debentures, the Company provided holders thereof the right to purchase up to an aggregate of 2,001,963 shares of common stock, exercisable during the five years from the date of grant, at an initial exercise price of $6.00 per share. The warrants are exercisable from December 20, 2004 to December 20, 2009.

During 2003, the Company assumed warrants to purchase 4,881 shares of common stock as part of the terms of its acquisition of Ignis Optics. The warrants have an exercise price of $40.00 per share, and began expiring in fiscal year 2008.

Preferred Stock

The Company’s restated certificate of incorporation authorizes it to issue up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time-to-time by the board of directors. To date, the Company has not issued any preferred stock.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	June 27,	June 28,
	2009	2008
	(Thousands)

Accumulated other comprehensive income
Unrealized gain (loss) on currency instruments designated as hedges	$(545)	$86
Currency translation adjustments	31,443	43,939
Unrealized gain on short-term investments	7	11

	$30,905	$44,036

Note 13.	Employee Stock Plans

Stock Options, Restricted Stock Awards and Restricted Stock Units

Under the Company’s Amended and Restated 2004 Stock Incentive Plan and the Avanex Corporation 1998 Stock Plan, as amended, which the Company assumed in its merger with Avanex on April 27, 2009, there are approximately 12,803,000 shares available for grant as of June 27, 2009. The Company generally grants stock options that vest over a four to five year service period, and restricted stock awards that vest over a one to four year period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by the Company’s board of directors.

The following table summarizes the combined activity under all of the Company’s equity incentive plans for the year ended June 27, 2009:

					Weighted-
			Weighted-	Restricted	Average
	Awards	Stock	Average	Stock	Grant
	Available	Options	Exercise	Awards/Units	Date Fair
	for Grant	Outstanding	Price	Outstanding	Value
	(Thousands)	(Thousands)		(Thousands)

Balances at July 1, 2006	11,946	7,321	$7.79	1,090	$4.91
Granted	(2,609)	1,260	$2.28	1,349	$2.19
Exercised or released	—	(4)	$2.69	(376)	$4.01
Cancelled, forfeited or expired	(7,092)	(2,148)	$7.23	(509)	$3.92

Balances at June 30, 2007	2,245	6,429	$9.16	1,554	$3.09
Authorized January 25, 2008	10,000	—	—	—	—
Granted	(2,951)	1,750	$2.13	1,201	$2.37
Exercised or released	—	—	—	(1,068)	$2.41
Cancelled, forfeited or expired	299	(1,357)	$6.64	(184)	$3.07

Balances at June 28, 2008	9,593	6,822	$5.87	1,503	$3.00
Assumed in acquisition	7,549	4,896	$5.99	1,957	$0.56
Granted	(5,743)	5,743	$1.12	—	—
Exercised or released	—	(14)	$0.30	(1,074)	$2.66
Cancelled or forfeited	1,404	(1,271)	$4.88	(232)	$4.11

Balances at June 27, 2009	12,803	16,176	$4.20	2,154	$0.83

Effective February 2007, the Company accelerated the vesting of 128,906 shares of restricted stock, granted in November 2005, in connection with a separation agreement executed in May 2007 with its former Chief Executive Officer.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplemental disclosure information about the Company’s stock options outstanding as of June 27, 2009 was as follows:

Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
	(Thousands)		(Years)	(Thousands)

Options exercisable at June 27, 2009	6,313	$8.69	5.5	$—
Options outstanding at June 27, 2009	16,176	$4.20	7.7	$956

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $0.53 as of June 26, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. There were no shares of common stock subject to in-the-money options which were exercisable as of June 27, 2009. The Company settles employee stock option exercises with newly issued shares of common stock.

Note 14.	Stock-based Compensation

The Company accounts for stock-based compensation under SFAS No. 123R, Share-Based Payment, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on the grant date fair value of such share-based awards. The application of SFAS No. 123R requires the Company’s management to make judgments in the determination of inputs into the Black-Scholes-Merton stock option pricing model which the Company uses to determine the grant date fair value of stock options it grants. This model requires assumptions to be made related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. While the risk-free interest rate is a less subjective assumption, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment, which makes them critical accounting estimates.

The Company has not issued and does not anticipate issuing dividends to stockholders and accordingly uses a zero percent dividend yield assumption for all Black-Scholes-Merton stock option pricing calculations. The Company uses an expected stock-price volatility assumption that is based on historical realized volatility of the underlying common stock during a period of time. With regard to the weighted-average option life assumption, the Company evaluates the exercise behavior of past grants as a basis to predict future activity.

The assumptions used to value stock option grants for the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007 are as follows:

	Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007

Expected life	4.5 years	4.5 years	4.5 years
Risk-free interest rate	2.4%	3.6%	4.4% to 5.1%
Volatility	83.5%	75.0%	81% to 85%
Dividend yield	—	—	—

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amounts included in cost of revenues, operating expenses and income (loss) from discontinued operations for stock-based compensation expenses for the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007 were as follows:

	Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands)

Stock-based compensation by category of expense:
Cost of revenues	$1,168	$2,130	$1,759
Research and development	888	1,939	1,421
Selling, general and administrative	2,016	4,266	2,984
Income (loss) from discontinued operations	364	477	502

	$4,436	$8,812	$6,666

Stock-based compensation by type of award:
Stock options	$3,477	$3,927	$5,325
Restricted stock awards	787	4,671	952
Restricted stock vesting accelaration related to restructuring and severance charges	—	—	295
Inventory adjustment to cost of revenues	172	214	94

	$4,436	$8,812	$6,666

As of June 27, 2009 and June 28, 2008, the Company had capitalized $0.2 million and $0.3 million, respectively, of stock-based compensation as inventory.

Note 15.	Income Taxes

For financial reporting purposes, the Company’s loss from continuing operations before income taxes includes the following:

	Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands)

Domestic	$(18,064)	$(7,086)	$(9,963)
Foreign	(6,306)	(16,170)	(72,378)

	$(24,370)	$(23,256)	$(82,341)

The components of the income tax provision are as follows:

	Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands)

Current:
Foreign	$1,399	$5	$109

	$1,399	$5	$109

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the income tax provision at the statutory rate to the Company’s income tax provision are as follows:

	Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands)

Tax benefit at federal statutory rate	$(7,793)	$(7,907)	$(28,820)
Unbenefited domestic losses and credits	5,495	2,409	4,380
Unbenefited foreign losses and credits	3,697	5,503	24,549

Provision for income taxes	$1,399	$5	$109

Deferred tax assets are comprised of the following:

	June 27,	June 28,
	2009	2008
	(Thousands)

Deferred tax assets:
Net operating loss carryforwards	$192,693	$183,605
Depreciation and capital losses	70,011	70,889
Inventory valuation	4,534	14
Accruals and reserves	5,070	319
Capitalized research and development	618	341
Tax credit carryforwards	6,587	3,611
Other asset impairments	1,551	—
Stock compensation	2,072	1,585

Total deferred tax assets	283,136	260,364
Valuation allowance	(283,136)	(260,364)

Net deferred tax assets	$—	$—

The Company’s valuation allowance increased by $22.8 million in the year ended June 27, 2009 compared to the year ended June 28, 2008 and decreased by $86.2 million in the year ended June 28, 2008 compared to the year ended June 30, 2007.

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available evidence, which includes the Company’s historical operating performance and the recorded cumulative net losses in all prior fiscal periods, the Company has provided a full valuation allowance against its net deferred tax assets.

As of June 27, 2009, the Company had foreign net operating loss carryforwards of approximately $589.8 million, $51.1 million, $16.9 million, $4.1 million, and $0.8 million in the United Kingdom, Switzerland, China, Canada and France respectively. The United Kingdom, Canadian and French net operating loss carryforwards do not expire, the Swiss net operating loss carryforward will expire at various times through 2014 if unused, and the China net operating loss carryforward will expire at various times through 2010 if unused. The Company also has U.S. federal, California and other state net operating loss carryforwards of approximately $9.2 million, $9.1 million and $0.1 million respectively, which will expire at various times from 2017 through 2029 if unused.

As of June 27, 2009, the Company has California and foreign research and development credit carryforwards of approximately $4.3 million and $6.3 million, respectively. The California credit may be carried forward indefinitely. The foreign credit will expire at various times from 2015 through 2028 if unused.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Utilization of net operating loss carryforwards and credit carryforwards may be subject to annual limitations due to ownership changes as provided in the Internal Revenue Code of 1986, as amended, as well as similar state and foreign tax laws.

As a result of the implementation of FIN 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, the Company recognized a decrease in the liability for unrecognized tax benefits related to tax positions taken in prior periods and therefore made a corresponding adjustment to its opening retained earnings as of July 1, 2007 of approximately $0.6 million.

The Company’s total amount of unrecognized tax benefits as of July 1, 2007, the adoption date, and June 27, 2009 was approximately $3.6 million and $2.5 million, respectively. An adjustment of $88.5 million based on analysis performed during the fiscal year ended June 28, 2008 was made to the opening July 1, 2007 balance to account for certain deferred tax assets recorded as unrecognized tax benefits. This adjustment was previously in the deferred tax asset which carried a full valuation allowance; therefore, there was no impact on the financial statements. The Company reduced certain previously recorded unrecognized tax benefits due to the acquisition of Avanex and the treatment of the sale of the New Focus business as a discontinued operation in the accompanying consolidated financial statements. Also, the Company had no unrecognized tax benefits at July 1, 2007 and $0.2 million in unrecognized tax benefits at June 27, 2009 that, if recognized, would affect its effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not believe that it is reasonably possible that the estimates of unrecognized tax benefits will change significantly in the next twelve months.

A reconciliation of the beginning and ending amount of the consolidated liability for unrecognized income tax benefits for the fiscal years ended June 27, 2009 and June 28, 2008 is as follows:

	Year Ended
	June 27,	June 28,
	2009	2008
	(Thousands)

Balance at beginning of period	$92,280	$3,612
Revisions to opening unrecognized tax benefits	—	88,518
Additions for tax positions related to the current year	439	150
Reductions related to discontinued operations of the New Focus business	(41,001)	—
Reductions for tax positions related to prior years	(49,267)	—

Balance at end of period	$2,451	$92,280

Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s income tax provision did not change. As of June 27, 2009 and June 28, 2008, the Company did not have any accrual for payment of interest and penalties related to unrecognized tax benefits.

The Company files U.S. federal, U.S. state, and foreign tax returns and has determined its major tax jurisdictions are the United States, the United Kingdom, Italy, France and China. Certain jurisdictions remain open to examination by the appropriate governmental agencies; U.S. federal, Italy, France and China tax years 2004 to 2008, various U.S. states tax years 2003 to 2008, and the United Kingdom tax years 2002 to 2008. The Company is not currently under audit in any major jurisdiction.

Note 16.	Net Loss Per Share

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted earnings per share is computed

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock units and warrants during such period.

For the years ended June 27, 2009, June 28, 2008 and June 30, 2007, stock options, warrants and restricted stock units of 22.3 million, 18.4 million and 18.1 million, respectively, were excluded from the computations of diluted shares outstanding since the Company incurred a net loss in these periods and their inclusion would be anti-dilutive.

Note 17.	Operating Segments and Related Information

The Company evaluates its reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements.

The Company is organized and operates as two operating segments: (i) telecom and (ii) advanced photonics solutions, previously referred to as non-telecom. The telecom segment is responsible for the design, development, chip and filter level manufacturing, marketing and selling of optical components products to telecommunications systems vendors. The advanced photonics solutions segment is responsible for the design, manufacture, marketing and selling of optics and photonics solutions for markets including material processing, medical, industrial, printing and biotechnology.

Prior to the fiscal quarter ended June 28, 2008, the Company was organized and operated as two operating segments (i) optics and (ii) research and industrial. For all periods presented, the Company is presenting business segment financial information on the current business segment basis.

The Company’s Chief Executive Officer is the Company’s chief operating decision maker pursuant to SFAS No. 131. The chief operating decision maker evaluates the performance of these segments and makes resource allocation decisions based on segment revenues and segment operating loss, after allocating manufacturing costs between these operating segments and allocating the Company’s corporate general and administration costs to these operating segments, exclusive of stock compensation, gains or losses on legal settlements, gain on sale of property and equipment and impairment of goodwill and other intangible assets, none of which are allocated to these operating segments.

Segment information, presented for continuing operations for the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007, is as follows:

	Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands)

Net revenues:
Telecom	$188,492	$176,856	$153,823
Advanced photonics solutions	22,431	25,807	17,360

Consolidated net revenues	$210,923	$202,663	$171,183

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the Company’s telecom and advanced photonics solutions segments’ operating loss to its consolidated operating loss, presented for continuing operations for the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007, is as follows:

	Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands)

Operating loss
Telecom	$(14,101)	$(29,641)	$(76,353)
Advanced photonics solutions	(3,688)	2,638	1,056

Total segment operating loss	(17,789)	(27,003)	(75,297)
Stock compensation	4,072	8,335	5,871
Legal settlements	3,829	(2,882)	—
Gain on sale of property and equipment	(12)	(2,562)	(2,918)
Impairment of goodwill and other tangible and intangible assets	9,133	—	1,621

Consolidated operating loss	$(34,811)	$(29,894)	$(79,871)

The following table shows net revenues by geographic area for the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007, based on the delivery locations of the Company’s products:

	Year Ended
	June 27,	June 28,	June 30,
	2009	2008	2007
	(Thousands)

United States	$42,776	$36,209	$26,173
Canada	14,596	39,050	56,092
Europe:
United Kingdom	10,921	8,134	5,035
Other	42,315	35,596	25,495
Asia:
China	65,508	58,413	37,239
Other	21,443	17,683	17,759
Rest of world	13,364	7,578	3,390

	$210,923	$202,663	$171,183

The following table sets forth the Company’s long-lived tangible assets and total assets by geographic region as of the dates indicated:

	Long-Lived Tangible Assets		Total Assets
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
	(Thousands)

United States	$2,252	$1,149	$94,539	$65,237
Canada	185	304	363	751
Europe:
United Kingdom	3,104	6,296	52,861	61,350
Other	4,286	4,094	28,204	28,477
Asia:
China	19,996	20,443	55,130	56,273
Other	52	—	2,291	2

	$29,875	$32,286	$233,388	$212,090

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Customers and Concentration of Credit Risk

For the fiscal year ended June 27, 2009, Huawei Technologies Co., Ltd. (Huawei) accounted for 17 percent and Nortel accounted for 14 percent of net revenues. For the fiscal year ended June 28, 2008, Nortel accounted for 17 percent and Huawei accounted for 12 percent of net revenues. For the fiscal year ended June 30, 2007, Nortel accounted for 23 percent, Cisco Systems accounted for 14 percent and Huawei accounted for 11 percent of net revenues.

As of June 27, 2009, Huawei and Alcatel-Lucent each accounted for 15 percent of accounts receivable. As of June 28, 2008, Nortel accounted for 17 percent and Huawei accounted for 13 percent of accounts receivable.

In fiscal year 2009 the Company issued billings of (i) $4.1 million for products that were shipped to Nortel, but for which payment was not received prior to Nortel’s bankruptcy filing on January 14, 2009, and (ii) $1.3 million for products that were shipped to a contract manufacturer for which payment might not have been received due to the Nortel bankruptcy filing. As a result, an aggregate of $5.4 million in revenue was deferred, and therefore was not recognized as revenues or accounts receivable in the consolidated financial statements at the time of such billings, as the Company determined that such amounts were not reasonably assured of collectability in accordance with its revenue recognition policy. During the third quarter of fiscal 2009, the Company recognized revenues of $0.6 million from Nortel and $1.3 million from the related contract manufacturer upon receipt of payment for billings which had been previously deferred. In the fourth quarter of fiscal 2009, Nortel returned $0.8 million in products to the Company which had been shipped to Nortel prior to the bankruptcy filing and which had not been paid for by Nortel. As of June 27, 2009, the Company had remaining contractual receivables from Nortel totaling $3.1 million associated with product shipments deferred as a result of Nortel’s January 14, 2009 bankruptcy filing, including $0.4 million assumed in the merger with Avanex, which are not reflected in the accompanying consolidated balance sheets.

Note 18.	Related Party Transactions

Subsequent to the Company’s acquisition of Nortel Networks Optical Components in 2002, the Company was party to a series of supply agreements and addendums thereto with Nortel Networks, which expired as to all material terms and obligations during the year ended June 30, 2007. During the year ended June 30, 2007, sales to Nortel Networks were $39.9 million, and purchases from Nortel Networks were $5.0 million. As of July 1, 2006 Nortel Networks owned 6.9 percent of the Company’s outstanding shares of common stock. To the best of the Company’s knowledge, Nortel Networks owned no outstanding shares of its common stock as of or since June 30, 2007.

Note 19.	Subsequent Event

On July 4, 2009, the Company closed a transaction with Newport, under which Newport acquired the assets of the New Focus business of the Company’s advanced photonics solutions division in exchange for the assets of the high power laser diodes business of Newport, which will become part of the advanced photonics solutions division. The Company also received $3.0 million in cash proceeds in the transaction, which is expected to fund the substantial portion of related transition and integration costs. This transaction also includes a four-year supply agreement under which the Company will be sole-source supplier of diodes to Newport’s Spectra-Physics division for a one year period, followed by majority allotment for the next three years. For further discussion of the effects of the disposal of the New Focus Business, see Note 5 — Discontinued Operations — Exchange of Assets.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 20.	Selected Quarterly Consolidated Financial Data (Unaudited)

The following tables set forth our unaudited condensed statements of operations data for each of the eight quarterly periods ended June 27, 2009. We have prepared this unaudited information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the fiscal quarters presented. Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income (loss) per share.

	Three Months Ended
	June 27,	March 28,	December 27,	September 27,
	2009	2009	2008	2008
	(Thousands)

Net revenues	$66,877	$41,241	$43,375	$59,430
Cost of revenues	50,296	32,381	36,971	44,777

Gross profit	16,581	8,860	6,404	14,653
Operating expenses	(24,142)	(17,910)	(21,848)	(17,409)
Other income (expense), net	(4,712)	(634)	9,776	6,011

Income (loss) from continuing operations before income taxes	(12,273)	(9,684)	(5,668)	3,255
Income tax provision (benefit)	1,406	19	36	(62)

Income (loss) from continuing operations	(13,679)	(9,703)	(5,704)	3,317
Loss from discontinued operations, net of tax	(928)	(3,578)	(757)	(1,124)

Net income (loss)	$(14,607)	$(13,281)	$(6,461)	$2,193

Net income (loss) per share:
Basic	$(0.09)	$(0.13)	$(0.06)	$0.02
Diluted	$(0.09)	$(0.13)	$(0.06)	$0.02
Shares used in computing net income (loss) per share:
Basic	158,537	100,420	100,339	100,080
Diluted	158,537	100,420	100,339	100,728

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	June 28,	March 29,	December 29,	September 29,
	2008	2008	2007	2007
	(Thousands)

Net revenues	$54,176	$50,980	$50,818	$46,689
Cost of revenues	43,096	41,123	40,279	37,404

Gross profit	11,080	9,857	10,539	9,285
Operating expenses	(15,014)	(17,095)	(18,597)	(19,949)
Other income (expense), net	2,838	1,279	2,890	(369)

Loss from continuing operations before income taxes	(1,096)	(5,959)	(5,168)	(11,033)
Income tax provision (benefit)	37	16	(48)	—

Loss from continuing operations	(1,133)	(5,975)	(5,120)	(11,033)
Income (loss) from discontinued operations, net of tax	(766)	575	(67)	79

Net loss	$(1,899)	$(5,400)	$(5,187)	$(10,954)

Net loss per share:
Basic	$(0.02)	$(0.05)	$(0.06)	$(0.13)
Diluted	$(0.02)	$(0.05)	$(0.06)	$(0.13)
Shares used in computing net loss per share:
Basic	99,604	99,316	90,963	82,586
Diluted	99,604	99,316	90,963	82,586

Financial Statement Schedule II: Valuation and Qualifying Accounts
For the Years Ended June 27, 2009, June 28, 2008 and June 30, 2007

	Allowance for	Allowance for
	Doubtful Accounts	Sales Returns
	(Thousands)

Balance at July 1, 2006	$300	$257
Exchange rate movement	(22)	28
Additions charged to cost and expenses	725	88
Deductions and write-offs	(354)	(132)

Balance at June 30, 2007	649	241
Exchange rate movement	—	—
Additions charged to cost and expenses	16	133
Deductions and write-offs	(494)	(186)

Balance at June 28, 2008	171	188
Balances acquired	332	144
Exchange rate movement	—	—
Additions charged to cost and expenses	171	53
Deductions and write-offs	(51)	(108)

Balance at June 27, 2009	$623	$277

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Bylaws of Oclaro, Inc. (formerly Bookham, Inc.) (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-8 dated May 5, 2009 and incorporated herein by reference).
3.2	Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.2 to Registrant’s Registration Statement on Form S-8 dated May 5, 2009 and incorporated herein by reference).
3.3	Certificate of Ownership and Merger merging Oclaro, Inc. into Bookham, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated April 27, 2009 and incorporated herein by reference).
10.1	Form of Warrant (previously filed as Exhibit 99.4 to Registrant’s Current Report on Form 8-K dated December 10, 2004, and incorporated herein by reference).
10.2	Exchange Agreement, dated as of January 13, 2006, by and among Oclaro, Inc., Oclaro Technology plc and the Investors (as defined therein) (previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on January 17, 2006, and incorporated herein by reference).
10.3	Form of Warrant (previously filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on January 17, 2006, and incorporated herein by reference).
10.4	Securities Exchange Agreement, dated as of January 13, 2006, by and between Oclaro, Inc. and the Investors (as such term is defined therein) (previously filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on January 17, 2006, and incorporated herein by reference).
10.5	Form of Warrant (previously filed as Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on January 17, 2006, and incorporated herein by reference).
10.6	Form of Warrant (previously filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on September 5, 2006 and incorporated herein by reference).
10.7	Form of Warrant (previously filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference).
10.8	Form of Replacement Warrant To Purchase Common Stock (previously filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q dated May 7, 2009 and incorporated herein by reference).
10.9	Credit Agreement, dated as of August 2, 2006, among Oclaro, Inc., Oclaro Technology plc, Oclaro Photonics, Inc. and Oclaro Technology, Inc. (formerly Bookham (US), Inc.), Wells Fargo Foothill, Inc. and other lenders party thereto. (previously filed as Exhibit 10.53 to Registrant’s Annual Report on Form 10-K for the year ended July 1, 2006, and incorporated herein by reference).
10.10	Security Agreement, dated as of August 2, 2006, among Oclaro, Inc., Onetta, Inc., Focused Research, Inc., Globe Y. Technology, Inc., Ignis Optics, Inc., Oclaro (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., Wells Fargo Foothill, Inc. and other secured parties party thereto. (previously filed as Exhibit 10.54 to Registrant’s Annual Report on Form 10-K for the year ended July 1, 2006, and incorporated herein by reference).
10.11	Amendment Number Three to Credit Agreement, dated as of April 27, 2009, by and among Wells Fargo Foothill, Inc., Oclaro, Inc., Oclaro Technology plc, New Focus, Inc. and Oclaro Technology, Inc. (previously filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K on May 1, 2009, and incorporated herein by reference).
10.12	Share Purchase Agreement dated August 10, 2005 among London Industrial Leasing Limited, Deutsche Bank AG (acting through its London Branch) and Oclaro Technology plc (previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference).
10.13	Loan Facility Agreement dated August 10, 2005 between City Leasing (Creekside) Limited and Deutsche Bank AG, Limited, for a facility of up to £18,348,132.33 (previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference).
10.14	Loan Facility Agreement dated August 10, 2005 between City Leasing (Creekside) Limited and Deutsche Bank AG, Limited for a facility of up to £42,500,000.00 (previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference).
10.15	Agreement and Plan of Merger and Reorganization dated January 27, 2009 by and among Oclaro Inc., Ultraviolet Acquisition Sub, Inc., and Avanex Corporation (previously filed as Annex A to Registrant’s Registration Statement on Form S-4 dated February 26, 2009 and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

10.16		Lease dated December 23, 1999 by and between Silicon Valley Properties, LLC and Oclaro Photonics, Inc., with respect to 2580 Junction Avenue, San Jose, California (previously filed as Exhibit 10.32 to Registrant’s Amendment No. 1 to Transition Report on Form 10-K for the for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10.17		Agreement for Sale and Leaseback dated as of March 10, 2006, by and among Oclaro Technology plc, Coleridge (No. 24) Limited and Oclaro, Inc. (previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, and incorporated herein by reference).
10.18		Pre-emption Agreement dated as of March 10, 2006, by and among Oclaro Technology plc, Coleridge (No. 24) Limited and Oclaro, Inc. (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, and incorporated herein by reference).
10.19		Lease dated as of March 10, 2006, by and among Oclaro Technology plc, Coleridge (No. 24) Limited and Oclaro, Inc. (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, and incorporated herein by reference).
10	.20(1)	Volume Supply Agreement, dated May 6, 2004, between Avanex Corporation and Fabrinet. (previously filed as Exhibit 10.12 of Avanex Corporation’s Quarterly Report (File No. 000-29175) on Form 10-Q filed on February 14, 2006, and incorporated herein by reference).
10	.21(1)	First Amendment to the Volume Supply Agreement, dated April 1, 2008, between Avanex Corporation and Fabrinet. (previously filed as Exhibit 10.33 of Avanex Corporation’s Annual Report on Form 10-K (File No. 000-29175) filed on September 5, 2008, and incorporated herein by reference).
10	.22(2)	2004 Employee Stock Purchase Plan (previously filed as Exhibit 10.18 to Registrant’s Transition Report on Form 10-K for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10	.23(2)	2004 Sharesave Scheme (previously filed as Exhibit 10.20 to Registrant’s Transition Report on Form 10-K for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10	.24(2)	U.K. Subplan to the 2004 Stock Incentive Plan (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, and incorporated herein by reference).
10	.25(2)	Form of Incentive Stock Option, Form of Non-Statutory Stock Option, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Agreement (previously filed as part of Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated herein by reference)
10	.26(2)	Amended and Restated 2004 Stock Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2007, and incorporated herein by reference).
10	.27(2)	Form of amendment to restricted stock award agreement issued pursuant to Amended and Restated 2004 Stock Incentive Plan (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q dated May 7, 2009 and incorporated herein by reference).
10	.28(2)	Contract of Employment between Oclaro Technology plc and Jim Haynes (previously filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the year ended July 2, 2005, and incorporated herein by reference).
10	.29(2)	Form of Indemnification Agreement, dated October 26, 2005, between Oclaro, Inc. and each of Giorgio Anania and Liam Nagle, (previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on November 1, 2005, and incorporated herein by reference).
10	.30(2)	Restricted Stock Agreement dated November 11, 2005 between Oclaro, Inc. and Jim Haynes (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference).
10	.31(2)	Letter Agreement, dated May 7, 2007, between Oclaro, Inc. and Peter Bordui (previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on May 11, 2007 and incorporated herein by reference).
10	.32(2)	Employment Agreement, dated July 10, 2007, between the Oclaro, Inc. and Alain Couder (previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on July 11, 2007 and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

10	.33(2)	Form of Indemnification Agreement, between Oclaro, Inc. and directors and executive officers (previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2007 and incorporated herein by reference).
10	.34(2)	Summary of cash bonus plan (previously provided in Registrant’s Current Report on Form 8-K filed on January 25, 2008 and, with respect to the summary to the cash bonus plan, is incorporated herein).
10	.35(2)	Form of Executive Severance and Retention Agreement, between Oclaro, Inc. and its executive officers (previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference).
10	.36(2)	Summary of cash bonus plan (previously provided in Registrant’s Current Report on Form 8-K filed on July 25, 2008 and, with respect to the summary of the cash bonus plan, incorporated herein by reference)
10	.37(2)	Summary of cash bonus plan (previously provided in Registrant’s Current Report on Form 8-K filed on October 29, 2008 and incorporated herein by reference).
10	.38(2)	Summary of cash bonus plan (previously provided in Registrant’s Current Report on Form 8-K filed on February 24, 2009, and incorporated herein by reference).
10	.39(2)	Summary of cash bonus plan (previously provided in Registrant’s Current Report on Form 8-K filed on July 27, 2009 and incorporated herein by reference).
10	.40(2)	Consulting Agreement between Oclaro, Inc. (formerly known as Bookham, Inc.), Avanex Corporation and Giovanni Barbarossa
10	.41(2)	Separation and Release Agreement between Oclaro, Inc. (formerly known as Bookham, Inc.), Avanex Corporation and Giovanni Barbarossa
10.42		Form of Indemnification Agreement between Avanex Corporation and each of its directors and officers (previously filed as Exhibit 10.1 of Avanex Corporation’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999, and incorporated herein by reference).
10	.43(2)	Avanex 1998 Stock Plan, as amended and restated (previously filed as Exhibit 10.2 of Avanex Corporation’s Annual Report on Form 10-K (File No. 000-29175) filed on September 5, 2008, and incorporated herein by reference).
10	.44(2)	Avanex 1999 Director Option Plan, as amended (previously filed as Exhibit 10.5 of Avanex Corporation’s Annual Report on Form 10-K (File No. 000-29175) filed on September 5, 2008, and incorporated herein by reference).
10	.45(2)	Form of stock option agreement between Avanex and certain of its directors.
10	.46(2)	Form of stock option agreement between Avanex and certain of its executive officers.
10	.47(2)	Form of stock option agreement between Avanex and certain of its employees.
10	.48(2)	Form of Restricted Stock Unit Agreement between Avanex and certain of its executive officers.
10	.49(2)	Form of Restricted Stock Unit Agreement between Avanex and certain of its employees.
16.1		Letter from Ernst & Young LLP to the Securities and Exchange Commission dated February 13, 2008 (previously filed as Exhibit 16.1 to Registrant’s Current Report on Form 8-K filed on February 14, 2008 and incorporated herein by reference).
21.1		List of Oclaro, Inc. subsidiaries
23.1		Consent of Independent Registered Public Accounting Firm
23.2		Consent of Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.

(2)	Management contract or compensatory plan or arrangement.