Form 10-Q
period 2009-09-26
OCLARO, INC.
filed 2009-11-09
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
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
Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐     No ☑
Number of shares of common stock outstanding as of November 3, 2009: 186,902,147

OCLARO, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 26, 2009	June 27, 2009
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$47,184	$44,561
Short-term investments	1,084	9,259
Restricted cash	4,238	4,208
Accounts receivable, net	70,472	58,483
Inventories	62,667	59,527
Prepaid expenses and other current assets	12,301	11,834
Assets held for sale	—	10,442

Total current assets	197,946	198,314

Property and equipment, net	30,327	29,875
Other intangible assets, net	1,883	1,951
Other non-current assets	2,438	3,248

Total assets	$232,594	$233,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,763	$31,943
Accrued expenses and other liabilities	36,713	39,016
Liabilities held for sale	—	2,028

Total current liabilities	71,476	72,987

Deferred gain on sale-leaseback	14,719	15,088
Other long-term liabilities	4,312	4,923

Total liabilities	90,507	92,998

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
$0.01 par value per share; 450,000 shares authorized; 186,875 and 186,164 shares issued and outstanding at September 26, 2009 and June 27, 2009, respectively	1,869	1,862
Additional paid-in capital	1,200,320	1,199,358
Accumulated other comprehensive income	32,422	30,905
Accumulated deficit	(1,092,524)	(1,091,735)

Total stockholders’ equity	142,087	140,390

Total liabilities and stockholders’ equity	$232,594	$233,388

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 26, 2009	September 27, 2008
	(Thousands, except per share amounts)
Revenues	$85,110	$59,430
Cost of revenues	63,029	44,777

Gross profit	22,081	14,653

Operating expenses:
Research and development	9,014	6,829
Selling, general and administrative	13,254	9,065
Amortization of intangible assets	52	197
Restructuring and severance charges	1,183	1,486
Legal settlements	—	(184)
(Gain) loss on sale of property and equipment	(532)	16

Total operating expenses	22,971	17,409

Operating loss	(890)	(2,756)
Other income (expense):
Interest income	23	243
Interest expense	(113)	(128)
Gain (loss) on foreign currency translation	(1,276)	6,496
Other income (expense)	712	(600)

Total other income (expense)	(654)	6,011

Income (loss) from continuing operations before income taxes	(1,544)	3,255
Income tax provision (benefit)	223	(62)

Income (loss) from continuing operations	(1,767)	3,317
Income (loss) from discontinued operations, net of tax	1,270	(1,124)

Net income (loss)	$(497)	$2,193

Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.01)	$0.03
Net income (loss) per share from discontinued operations	0.01	(0.01)

Net income (loss) per share	$—	$0.02

Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.01)	$0.03
Net income (loss) per share from discontinued operations	0.01	(0.01)

Net income (loss) per share	$—	$0.02

Shares used in computing net income (loss) per share:
Basic	186,199	100,080
Diluted	186,199	100,728
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 26, 2009	September 27, 2008
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(497)	$2,193
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion on short-term investments	19	(70)
Amortization of deferred gain on sale-leaseback	(238)	(271)
Depreciation and amortization	2,626	3,445
(Gain) loss on sale of property and equipment	(532)	16
Gain from bargain purchase	(712)	—
Gain on sale of New Focus business	(1,270)	—
Impairment of short-term investments	—	600
Stock-based compensation	920	1,217
Changes in operating assets and liabilities:
Accounts receivable, net	(9,550)	(7,960)
Inventories	2,587	159
Prepaid expenses and other current assets	(553)	580
Other non-current assets	809	39
Accounts payable	1,372	(192)
Accrued expenses and other liabilities	(4,122)	2,143

Net cash provided by (used in) operating activities	(9,141)	1,899

Cash flows from investing activities:
Purchases of property and equipment	(744)	(3,206)
Proceeds from sales of property and equipment	620	9
Purchases of available-for-sale investments	—	(6,945)
Sales and maturities of available-for-sale investments	8,150	11,350
Transfer (to) from restricted cash	(30)	502
Cash acquired from Newport in exchange of assets	3,000	—

Net cash provided by investing activities	10,996	1,710

Cash flows from financing activities:
Repayment of other liabilities	(16)	(16)

Net cash used in financing activities	(16)	(16)

Effect of exchange rate on cash and cash equivalents	784	(6,778)
Net increase (decrease) in cash and cash equivalents	2,623	(3,185)
Cash and cash equivalents at beginning of period	44,561	32,863

Cash and cash equivalents at end of period	$47,184	$29,678

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization
Oclaro, Inc., a Delaware corporation (Oclaro or the Company), designs, manufactures and markets optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. Due to its advantages of higher capacity and transmission speed, optical transmission has become the predominant technology for large-scale communications networks. For the three months ended September 26, 2009, the Company’s primary operating segment is its telecommunications (telecom) segment, which addresses this optical communications market; and the Company’s remaining product lines, which address certain other optics and photonics markets, such as material processing, printing, medical and consumer applications, and which leverage the resources, infrastructure and expertise of its telecom segment, comprise its advanced photonics solutions segment.
On April 27, 2009, Oclaro, Inc., at the time named Bookham, Inc. (Bookham), and Avanex Corporation (Avanex) completed a merger (the Merger) of Avanex with and into a subsidiary of Bookham with Avanex being the surviving corporation as a wholly-owned subsidiary of Bookham.
In a separate transaction that also occurred on April 27, 2009, following the closing of the merger of Avanex into Bookham, Bookham changed its name to Oclaro, Inc. This name change was effected pursuant to Section 253 of the General Corporation Law of the State of Delaware by the merger of a wholly-owned subsidiary of Bookham (the Subsidiary) into Bookham. Bookham was the surviving corporation in this merger with the Subsidiary and, in connection with that merger, amended its Restated Certificate of Incorporation to change its name to Oclaro, Inc. pursuant to a Certificate of Ownership and Merger filed on April 27, 2009 with the Secretary of State of the State of Delaware.
References herein to the “Company” mean Bookham and its subsidiaries’ consolidated business activities prior to April 27, 2009 and Oclaro and its subsidiaries’ consolidated business activities since April 27, 2009. Subsequent to the merger, Avanex changed its name to Oclaro (North America), Inc. All references to “Avanex” in time periods after the merger refer to Oclaro (North America), Inc.
Note 2. Basis of Preparation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of September 26, 2009 and for the three months ended September 26, 2009 and September 27, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Article 10 of Regulation S-X, and include the accounts of the Company and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s consolidated financial position and operations have been included. The condensed consolidated results of operations for the three months ended September 26, 2009 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending July 3, 2010.
The condensed consolidated balance sheet as of June 27, 2009 has been derived from the audited consolidated financial statements as of such date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009 (the 2009 Form 10-K).
The Company operates on a 52/53 week year ending on the Saturday closest to June 30. The fiscal year ended June 27, 2009, was a 52 week year. The fiscal year ending July 3, 2010 will be a 53 week year, with the quarter ending January 2, 2010 being a 14 week quarterly period.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. These judgments can be subjective and complex, and consequently, actual results could differ materially from those estimates and assumptions. Descriptions of these estimates and assumptions are included in the 2009 Form 10-K and we encourage you to read our 2009 Form 10-K for more information about such estimates and assumptions.
The Company has adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 105, Generally Accepted Accounting Principles in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2009. ASC 105 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. GAAP. Under the Codification, all existing accounting standards and pronouncements are superseded and reorganized into a consistent structure arranged by topic, subtopic, section and paragraph. Since the Codification does not change or alter existing U.S. GAAP, it did not have any impact on the Company’s condensed consolidated financial statements; however, it changes the way references to accounting standards and pronouncements are presented. References made to FASB guidance throughout this Quarterly Report on Form 10-Q have been updated to reflect the Codification.
Reclassifications
For presentation purposes, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications do not affect the Company’s consolidated operating results, cash flows, cash and cash equivalents or stockholders’ equity, as previously reported.
As described in Note 4, on June 3, 2009 the Company entered into a definitive agreement to sell certain assets and liabilities of its Oclaro Photonics, Inc. (formerly New Focus, Inc.) subsidiary, which are referred to collectively herein as the New Focus business, to Newport Corporation (Newport). The sale was completed on July 4, 2009. The assets and liabilities sold to Newport are classified as assets held for sale and liabilities held for sale within current assets and current liabilities, respectively, on the condensed consolidated balance sheets for all periods prior to the consummation of the sale. These notes to the Company’s condensed consolidated financial statements relate to the Company’s continuing operations only, unless otherwise indicated.
Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended September 26, 2009 that are of significance, or potential significance, to the Company.
In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-14, Software (Topic 985), Certain Revenue Arrangements that Include Software Elements amending ASC 985. ASU 2009-14 applies to vendors that sell or lease tangible products that contain software that is more than incidental to the tangible product as a whole. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides direction for measuring and allocating revenue between the deliverables within the arrangement. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-14, but does not expect its adoption to have a material impact on the Company’s consolidated financial position or results of operations.
In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-13, but does not expect its adoption to have a material impact on the Company’s consolidated financial position or results of operations.
Note 3. Fair Value
In the first quarter of fiscal 2009, the Company adopted ASC 820, Fair Value Measurements and Disclosures for all financial assets and financial liabilities and for non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The guidance provided a one year deferral of the effective date of ASC 820 for other non-financial assets and non-financial liabilities. Effective with the first quarter of fiscal 2010, the Company adopted the provisions of ASC 820 for all non-financial assets and non-financial liabilities.

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
In September 2008, Lehman Brothers Holdings Inc. (Lehman) filed a petition under Chapter 11 of the U.S. Bankruptcy Code. At September 26, 2009, the Company held a Lehman security with par value of $0.8 million. As of September 26, 2009, the Company does not have an estimate of the recovery value of this security, but has reduced the carrying value of this security to be $0.1 million based on Level 3 inputs. For the three months ended September 27, 2008, the Company recorded impairment charges for the Lehman security of $0.6 million, which are included in other expense in the condensed consolidated statements of operations.
The Company’s other intangible assets, net, of $1.9 million at September 26, 2009 are classified within Level 3 of the fair value hierarchy because they are valued using a discounted cash flow model based on the Company’s estimates of future cash flows related to one specific customer contract. At September 26, 2009, the book value of these intangible assets approximates their fair value.
Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at September 26, 2009:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents (1):
Money market funds	$23,622	$—	$—	$23,622
Short-term investments:
United States agency securities	1,004	—	—	1,004
United States corporate bonds	—	—	80	80
Other intangible assets	—	—	1,883	1,883

Total assets measured at fair value	$24,626	$—	$1,963	$26,589

Liabilities:
Accrued expenses and other liabilities:
Unrealized loss on currency instruments designated as hedges	—	568	—	568

Total liabilities measured at fair value	$—	$568	$—	$568

(1)	Excludes $23.6 million in cash held in Company bank accounts.
Derivative Financial Instruments
The Company’s operating results are subject to fluctuations based upon changes in the exchange rates between the currencies in which it collects revenues and pays expenses. A majority of the Company’s revenues are denominated in U.S. dollars, while a significant portion of its expenses are denominated in U.K. pounds sterling, the Chinese yuan, Swiss franc and the Euro, in which it pays expenses in connection with operating its facilities in Caswell, U.K., Shenzhen, China, Zurich, Switzerland and San Donato, Italy. The Company currently enters into foreign currency forward exchange contracts in an effort to mitigate a portion of its exposure to fluctuations between the U.S. dollar and the U.K. pound sterling.

ASC 815, Derivatives and Hedging requires the Company to recognize all derivatives, such as foreign currency forward exchange contracts, on the condensed consolidated balance sheet at fair value regardless of the purpose for holding the instrument. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through operating results or recognized in accumulated other comprehensive income until the hedged item is recognized in operating results in the condensed consolidated statements of operations.
At the end of each accounting period, the Company marks-to-market all foreign currency forward exchange contracts that have been designated as cash flow hedges and changes in fair value are recorded in accumulated other comprehensive income until the underlying cash flow is settled and the contract is recognized in other income (expense) in the condensed consolidated statements of operations. As of September 26, 2009, the Company held nine outstanding foreign currency forward exchange contracts to sell U.S. dollars and buy U.K. pounds sterling, which have all been designated as cash flow hedges. These contracts had an aggregate notional value of approximately $10.5 million of put and call options which expire at various dates from October 2009 through June 2010. To date, the Company has not entered into any such contracts for longer than 12 months and, accordingly, all amounts included in accumulated other comprehensive income as of September 26, 2009 will generally be reclassified into other income (expense) within the next 12 months. As of September 26, 2009, each of the nine designated cash flow hedges was determined to be fully effective; therefore, the Company has recorded an unrealized loss of $0.6 million to accumulated other comprehensive income related to recording the fair value of these foreign currency forward exchange contracts for accounting purposes. For the three months ended September 26, 2009, losses of $0.5 million were reclassified from accumulated other comprehensive income into other income (expense).
Note 4. Exchange of Assets
On July 4, 2009 the Company entered into a set of agreements with Newport Corporation (Newport), under which the Company transferred to Newport substantially all of the operating assets used or held for use in the Company’s New Focus business. In exchange, the Company received substantially all of the operating assets of Newport’s Tucson, Arizona facility, as well as the intellectual property of Newport’s high power laser diodes business and $3.0 million in cash.
Sale of the New Focus business
The Company’s preliminary estimate of the fair value of the assets and liabilities of the New Focus business transferred to Newport is $9.9 million. The carrying value of these assets and liabilities on the Company’s consolidated balance sheet as of July 4, 2009, the date of the exchange, was $8.6 million. In the three months ended September 26, 2009, the Company recorded a $1.3 million gain in income from discontinued operations from the sale of the New Focus business.
The financial results of the New Focus business have been classified as discontinued operations for all periods presented. The assets and liabilities of the discontinued operation are presented as current assets and current liabilities, separately under the captions “assets held for sale” and “liabilities held for sale” in the accompanying condensed consolidated balance sheets at June 27, 2009 and consisted of the following:

June 27, 2009
(Thousands)
Assets held for sale:
Accounts receivable, net	$3,556
Inventories	5,566
Prepaid expenses and other current assets	46
Property and equipment, net	1,274

$10,442

June 27, 2009
(Thousands)
Liabilities held for sale:
Accounts payable	$1,197
Accrued expenses and other liabilities	831

$2,028

The following table presents the statements of operations for the discontinued operations of the New Focus business for the three months ended September 26, 2009 and September 27, 2008:

	Three Months Ended
	September 26, 2009	September 27, 2008
	(Thousands)
Revenues	$—	$7,101
Cost of revenues	—	5,125

Gross profit	—	1,976
Operating expenses	—	2,991
Other income (expense), net	1,270	(59)

Income (loss) from discontinued operations before income taxes	1,270	(1,074)
Income tax provision	—	50

Income (loss) from discontinued operations	$1,270	$(1,124)

Acquisition of the Newport high power laser diodes business
In accordance with ASC 805, Business Combinations, the Company has accounted for the assets acquired and liabilities assumed of Newport’s high power laser diodes business using the purchase method of accounting. The total consideration given to Newport in connection with the exchange described above has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the exchange. The Company’s preliminary purchase price, based on the estimated fair values of the assets acquired and liabilities assumed as of the date of the exchange, is as follows:

Preliminary
Purchase Price
(Thousands)
Cash	$3,000
Accounts receivable	2,240
Inventories	4,863
Property and equipment	2,000
Accounts payable	(923)
Accrued expenses and other current liabilities	(568)

Fair value of net assets acquired	10,612
Gain on bargain purchase	(712)

Total purchase price	$9,900

In accordance with ASC 805, Business Combinations, any excess of the fair value of assets acquired and liabilities assumed over the aggregate consideration given for such acquisition results in a gain on bargain purchase. As a result, the Company recorded a gain on bargain purchase of $0.7 million in connection with the acquisition of Newport’s high power laser diodes business in the three months ended September 26, 2009, which is included in other income in the accompanying condensed consolidated statements of operations. The Company intends to finalize its purchase accounting with respect to the Newport acquisition in the second quarter of fiscal 2010. Any adjustments recorded in the second quarter of fiscal 2010 will be retrospectively presented in the Company’s condensed consolidated financial statements as though they had been recorded as of the acquisition date.
As of June 27, 2009, the Company had capitalized $0.3 million in legal and other deal-related costs associated with the acquisition of the high power laser diodes business. Upon the adoption of ASC 805 on June 28, 2009, the Company wrote off these deferred assets to retained earnings as a cumulative effect of a change in accounting principle.

Note 5. Balance Sheet Details
The following table provides details regarding the Company’s cash, cash equivalents and short-term investments at the dates indicated:

	September 26, 2009	June 27, 2009
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$23,562	$24,162
Money market funds	23,622	20,399

	$47,184	$44,561

Short-term investments:
United States agency securities	$1,004	$6,669
United States corporate bonds	80	2,590

	$1,084	$9,259

As of September 26, 2009 and June 27, 2009, all of the Company’s short-term investments had a maturity of less than one year.
The following table provides details regarding the Company’s inventories at the dates indicated:

	September 26, 2009	June 27, 2009
	(Thousands)
Inventories:
Raw materials	$12,993	$16,560
Work-in-process	37,538	29,825
Finished goods	12,136	13,142

	$62,667	$59,527

The following table provides details regarding the Company’s property and equipment, net at the dates indicated:

	September 26, 2009	June 27, 2009
	(Thousands)
Property and equipment, net:
Buildings	$16,642	$16,696
Plant and machinery	84,366	80,881
Fixtures, fittings and equipment	1,129	1,085
Computer equipment	13,295	12,936

	115,432	111,598
Less: accumulated depreciation	(85,105)	(81,723)

	$30,327	$29,875

The following table provides details regarding the Company’s accrued expenses and other liabilities at the dates indicated:

	September 26, 2009	June 27, 2009
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$4,345	$3,826
Compensation and benefits related accruals	8,940	8,024
Warranty accrual	2,467	2,228
Current portion of restructuring accrual	5,968	9,485
Unrealized loss on currency instruments designated as hedges	568	545
Other accruals	14,425	14,908

	$36,713	$39,016

Note 6. Restructuring Liabilities
The following table summarizes activities related to the Company’s restructuring liabilities for the three months ended September 26, 2009:

					Accrued
	Accrued	Amounts			Restructuring
	Restructuring	Charged to	Amounts	Adjustments	Costs at
	Costs at June	Restructuring	Paid or	and	September
	27, 2009	Costs	Written-off	Reversals	26, 2009
			(Thousands)
Lease cancellations and commitments	$8,320	$181	$(1,214)	$—	$7,287
Termination payments to employees and related costs	4,719	1,002	(4,400)	94	1,415

Total accrued restructuring charges	13,039	$1,183	$(5,614)	$94	8,702

Less non-current accrued restructuring charges	(3,554)				(2,734)

Accrued restructuring charges included within accrued expenses and other liabilities	$9,485				$5,968

During the three months ended September 26, 2009, the Company accrued approximately $0.2 million in restructuring accruals related to its acquisition of Newport’s high power laser diodes business. The Company expects to incur between $0.7 million and $1.0 million in total restructuring costs in fiscal year 2010 in connection with the transfer of the high power laser diodes business’ manufacturing operations from Tucson, Arizona to the Company’s European manufacturing facilities.
During the three months ended September 26, 2009, the Company made payments of $0.2 million related to lease cancellations and $4.4 million related to personnel costs related to the overhead cost reduction plan initiated upon the merger with Avanex. In addition, the Company accrued $0.8 million in expense for employee separation charges. During the three months ended September 26, 2009, the Company made payments of $0.8 million for facilities-related restructuring accruals assumed from Avanex as part of the merger, and the Company accrued an additional $0.1 million to cover the estimated costs of exiting these legacy facilities.
During the three months ended September 26, 2009, the Company continued to make payments in connection with earlier plans of restructuring and cost reduction efforts, including payments of $0.2 million for lease commitments.
Note 7. Credit Facility
On August 2, 2006, the Company entered into a $25.0 million senior secured revolving credit agreement with Wells Fargo Foothill, Inc. and other lenders. On April 27, 2009, the Company, with Oclaro Technology plc, Oclaro Photonics, Inc. and Oclaro Technology, Inc., each a wholly-owned subsidiary, collectively the Borrowers, entered into an amendment to its existing credit agreement (the Amended Credit Agreement) with Wells Fargo Foothill, Inc. and other lenders regarding the $25.0 million senior secured revolving credit facility, extending the term to August 1, 2012. Under the Amended Credit Agreement, advances are available based on 80 percent of “qualified accounts receivable,” as defined in the Amended Credit Agreement.
As of September 26, 2009 and June 27, 2009, there were no amounts outstanding under the Amended Credit Agreement. As of September 26, 2009, the Company was in compliance with all covenants under the Amended Credit Agreement.
At September 26, 2009 and June 27, 2009, respectively, there was $0.3 million in an outstanding standby letter of credit with a vendor secured under the Amended Credit Agreement, which expires in February 2010.

Note 8. Commitments and Contingencies
Guarantees
The Company indemnifies its directors and certain employees as required by law, and has entered into indemnification agreements with its directors and certain senior officers. The Company has not recorded a liability associated with these indemnification arrangements as the Company historically has not incurred any costs associated with such indemnification arrangements and does not expect to in the future. Costs associated with such indemnification arrangements may be mitigated, in whole or only in part, by insurance coverage that the Company maintains.
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
The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended
	September 26, 2009	September 27, 2008
	(Thousands)
Warranty provision — beginning of period	$2,228	$2,598
Warranties assumed in exchange of assets	305	—
Warranties issued	772	928
Warranties utilized or expired	(843)	(761)
Currency translation adjustment	5	(171)

Warranty provision — end of period	$2,467	$2,594

Litigation
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

The parties have reached a global settlement of the litigation. On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement. Under the settlement, the insurers will pay the full amount of the settlement share allocated to New Focus, Bookham Technology and Avanex, and New Focus, Bookham Technology and Avanex will bear no financial liability. New Focus, Bookham Technology and Avanex, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. A group of objectors has filed a petition requesting permission to appeal the Court’s October 5, 2009 order certifying the settlement class. If for any reason the settlement does not become effective, we believe that Bookham Technology, New Focus and Avanex have meritorious defenses to the claims and therefore believe that such claims will not have a material effect on our financial position, results of operations or cash flows.
On February 13, 2009, Bijan Badihian filed a complaint against Avanex Corporation, its then-CEO Giovanni Barbarossa, then interim CFO Mark Weinswig and Jaime Thayer, an administrative assistant, in the Superior Court for the State of California, Los Angeles County. The complaint alleged, among other things, that the July 7, 2008 press release misrepresented the reason for the termination of Avanex’s former CEO, Dr. Jo Major, and that plaintiff was thereby induced to hold onto his shares in Avanex. The complaint asserted claims against all defendants for (1) intentional misrepresentation; (2) negligent misrepresentation; and (3) fraudulent concealment; and against Avanex, Barbarossa, and Weinswig for (4) breach of fiduciary duty. The original complaint sought damages in excess of $5 million. On June 8, 2009, after defendants filed a demurrer, plaintiff filed a First Amended Complaint adding as defendants Oclaro, Inc. as successor to Avanex, and Paul Smith, who was Chairman of the Avanex Board of Directors. The First Amended Complaint alleges that beginning from July 7, 2008 to October 25, 2008, Avanex made a series of statements to him designed to induce him not to sell his shares in Avanex. The amended complaint alleges six causes of action against all defendants: (1) intentional misrepresentation; (2) negligent misrepresentation; (3) fraudulent concealment; (4) constructive fraud; (5) intentional infliction of emotional distress; and (6) negligent infliction of emotional distress. The complaint seeks approximately $5 million in compensatory damages and an unspecified amount of punitive damages and costs. On August 18, 2009, Defendants filed a demurrer to the First Amended Complaint seeking dismissal of the intentional and negligent infliction of emotional distress claims and the dismissal of Jaime Thayer as a defendant. In September 2009 the court granted in part and denied in part the demurrer, dismissing all claims against Jaime Thayer but denying the remainder of the demurrer. A trial date has been set for June 29, 2010.
On May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. The action alleges infringement of United States Patent Nos. 5,410,625 and 5,428,698 and seeks a permanent injunction against all products found to infringe those patents, unspecified damages, costs, attorneys’ fees and other expenses. On July 16, 2009, Oclaro filed an answer to the complaint and stated counterclaims against QinetiQ Limited for judgments of invalidity and unenforceability of the patents-in-suit and seeking costs, attorney’s fees, and other expenses. On August 7, 2009, QinetiQ Limited requested that the District Court dismiss Oclaro’s unenforceability counterclaims and strike two of Oclaro’s affirmative defenses. On August 24, 2009, Oclaro filed its brief opposing QinetiQ’s request. On August 14, 2009, Oclaro filed a Motion to Transfer Venue, requesting that the action be transferred to the Northern District of California. The District Court has not set a hearing date for argument on QinetiQ or Oclaro’s requests. Oclaro believes the claims asserted against it by QinetiQ are without merit and will continue to defend itself vigorously.
9. Stockholders’ Equity
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

	September 26, 2009	June 27, 2009
	(Thousands)
Accumulated other comprehensive income:
Unrealized loss on currency instruments designated as hedges	$(568)	$(545)
Currency translation adjustments	32,990	31,443
Unrealized gain on short-term investments	—	7

	$32,422	$30,905

10. Employee Stock Plans
Under the Company’s Amended and Restated 2004 Stock Incentive Plan and the Avanex Corporation 1998 Stock Plan, as amended, which the Company assumed in its merger with Avanex on April 27, 2009, there are approximately 8.6 million shares available for grant as of September 26, 2009. The Company generally grants stock options that vest over a four to five year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by the Company’s board of directors.
The following table summarizes the combined activity under all of the Company’s equity incentive plans for the three months ended September 26, 2009:

	Awards	Stock	Weighted-	Restricted Stock	Weighted-
	Available	Options	Average	Awards / Units	Average Grant
	For Grant	Outstanding	Exercise Price	Outstanding	Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at June 27, 2009	12,803	16,176	$4.20	2,154	$0.83
Granted	(3,564)	3,564	$0.69	—	—
Exercised or released	—	—	—	(764)	$0.69
Cancelled or forfeited	(591)	(550)	$1.51	(41)	$0.78

Balances at September 26, 2009	8,648	19,190	$3.63	1,349	$0.91

Supplemental disclosure information about the Company’s stock options outstanding as of September 26, 2009 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(Thousands)		(Years)	(Thousands)
Options exercisable at September 26, 2009	7,651	$7.68	5.1	$137
Options outstanding at September 26, 2009	19,190	$3.63	7.6	$4,645
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $1.06 as of September 25, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 307,000 shares of common stock subject to in-the-money options which were exercisable as of September 26, 2009. The Company settles employee stock option exercises with newly issued shares of common stock.
Note 11. Stock-based Compensation
The Company accounts for stock-based compensation under ASC 718, Compensation – Stock Compensation, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on the grant date fair value of such share-based awards. The application of ASC 718 requires the Company’s management to make judgments in the determination of inputs into the Black-Scholes-Merton stock option pricing model which the Company uses to determine the grant date fair value of stock options it grants. This model requires assumptions to be made related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. While the risk-free interest rate is a less subjective assumption, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment, which makes them critical accounting estimates.
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

The assumptions used to value stock option grants for the three months ended September 26, 2009 and September 27, 2008 are as follows:

	Three Months Ended
	September 26, 2009	September 27, 2008
Expected life	4.5 years	4.5 years
Risk-free interest rate	2.3%	2.9%
Volatility	101.3%	70.0%
Dividend yield	—	—
The amounts included in cost of revenues and operating expenses for stock-based compensation expenses for the three months ended September 26, 2009 and September 27, 2008 were as follows:

	Three Months Ended
	September 26, 2009	September 27, 2008
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$195	$363
Research and development	209	230
Selling, general and administrative	516	525
Income (loss) from discontinued operations	—	99

	$920	$1,217

Stock-based compensation by type of award:
Stock options	$790	$827
Restricted stock awards	179	280
Inventory adjustment to cost of revenues	(49)	110

	$920	$1,217

As of September 26, 2009 and June 27, 2009, the Company had capitalized $0.2 million and $0.2 million, respectively, of stock-based compensation as inventory.
Note 12. Income Taxes
The Company’s total amount of unrecognized tax benefits as of September 26, 2009 and June 27, 2009 was approximately $2.5 million. For the three months ended September 26, 2009, the Company had $0.2 million in unrecognized tax benefits that, if recognized, would affect its effective tax rate. No unrecognized tax positions presently exist for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. As of September 26, 2009, the Company has accrued approximately $33,000 for payment of interest and penalties related to unrecognized tax benefits.
The Company files U.S. federal, U.S. state and foreign tax returns and has determined its major tax jurisdictions are the United States, the United Kingdom, Italy, France and China. Certain jurisdictions remain open to examination by the appropriate governmental agencies; U.S. federal, Italy, France and China tax years 2004 to 2008, various U.S. states tax years 2003 to 2008, and the United Kingdom tax years 2002 to 2008. The Company is not currently under audit in any major jurisdiction. Management does not anticipate any significant adjustments to its financial position or results of operations as a result of any such examination.
Note 13. Net Loss Per Share
Basic earnings per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted earnings per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock units and warrants during such period.

For the three months ended September 26, 2009, there were no stock options, warrants or restricted stock units factored into the computation of diluted shares outstanding since the Company incurred a net loss in this period and their inclusion would be anti-dilutive. For the three months ended September 27, 2008, included in the computation of diluted shares outstanding were 0.6 million shares of common stock issuable upon vesting of outstanding restricted stock units. No stock options or warrants were included for the three months ended September 27, 2008 as their exercise prices exceeded the average share price for the period.
For the three months ended September 26, 2009 and September 27, 2008, the effects of potentially dilutive securities (which include warrants, stock options and restricted stock units) totaling 32.1 million and 19.0 million common shares, respectively, have been excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.
Note 14. Operating Segments and Related Information
The Company is organized and operates as two operating segments: (i) telecom and (ii) advanced photonics solutions. The telecom segment is responsible for the design, development, chip and filter level manufacturing, marketing and selling of optical components products to telecommunications systems vendors. The advanced photonics solutions segment is responsible for the design, manufacture, marketing and selling of optics and photonics solutions for markets including material processing, printing, medical and consumer applications.
The Company’s Chief Executive Officer is the Company’s chief operating decision maker, and as such, evaluates the performance of these segments and makes resource allocation decisions based on segment revenues and segment operating loss, after allocating manufacturing costs between these operating segments and allocating the Company’s corporate general and administration costs to these operating segments, exclusive of stock compensation, gains or losses on legal settlements, gain on sale of property and equipment and impairment of goodwill and other intangible assets, none of which are allocated to these operating segments.
Segment information, presented for continuing operations for the three months ended September 26, 2009 and September 27, 2008 is as follows:

	Three Months Ended
	September 26, 2009	September 27, 2008
	(Thousands)
Net revenues:
Telecom	$73,461	$52,255
Advanced photonics solutions	11,649	7,175

Consolidated net revenues	$85,110	$59,430

	Three Months Ended
	September 26, 2009	September 27, 2008
	(Thousands)
Operating loss
Telecom	$(1,567)	$(933)
Advanced photonics solutions	1,065	(873)

Total segment operating loss	(502)	(1,806)
Stock-based compensation	920	1,118
Legal settlements	—	(184)
(Gain) loss on sale of property and equipment	(532)	16

Consolidated operating loss	$(890)	$(2,756)

The following table shows revenues by geographic area based on the delivery locations of the Company’s products:

	Three Months Ended
	September 26, 2009	September 27, 2008
	(Thousands)
United States	$17,525	$14,158
Canada	4,991	4,655
Europe:
United Kingdom	2,179	3,409
Other	17,974	10,009
Asia:
China	22,826	14,673
Other	12,734	5,506
Rest of world	6,881	7,020

	$85,110	$59,430

The following table sets forth the Company’s long-lived tangible assets by geographic region as of the dates indicated:

	September 26, 2009	June 27, 2009
	(Thousands)
United States	$4,192	$2,252
Canada	182	185
Europe:
United Kingdom	2,875	3,104
Other	4,480	4,286
Asia:
China	18,545	19,996
Other	53	52

	$30,327	$29,875

Significant Customers and Concentration of Credit Risk
For the three months ended September 26, 2009, Huawei Technologies Co., Ltd. (Huawei) accounted for 13 percent of net revenues. For the three months ended September 27, 2008, Nortel Networks Corporation (Nortel) accounted for 20 percent and Huawei accounted for 15 percent of net revenues.
As of September 26, 2009, Huawei and Alcatel-Lucent each accounted for 14 percent of accounts receivable. As of June 27, 2009, Huawei and Alcatel-Lucent each accounted for 15 percent of accounts receivable.
In fiscal year 2009 the Company issued billings of (i) $4.1 million for products that were shipped to Nortel, but for which payment was not received prior to Nortel’s bankruptcy filing on January 14, 2009, and (ii) $1.3 million for products that were shipped to a contract manufacturer for which payment might not have been received due to the Nortel bankruptcy filing. As a result, an aggregate of $5.4 million in revenue was deferred, and therefore was not recognized as revenues or accounts receivable in the condensed consolidated financial statements at the time of such billings, as the Company determined that such amounts were not reasonably assured of collectability in accordance with its revenue recognition policy. During the third quarter of fiscal 2009, the Company recognized revenues of $0.6 million from Nortel and $1.3 million from the related contract manufacturer upon receipt of payment for billings which had been previously deferred. In the fourth quarter of fiscal 2009, Nortel returned $0.8 million in products to the Company which had been shipped to Nortel prior to the bankruptcy filing and which had not been paid for by Nortel. As of September 26, 2009 and June 27, 2009, the Company had remaining contractual receivables from Nortel totaling $3.1 million associated with product shipments deferred as a result of Nortel’s January 14, 2009 bankruptcy filing, which includes $0.4 million assumed in the merger with Avanex, which are not reflected in the accompanying condensed consolidated balance sheets.

Note 15. Subsequent Events
For the quarterly period ended September 26, 2009, the Company has reviewed its operations through November 9, 2009, the date it filed its Quarterly Report on Form 10-Q with the SEC, for any events or transactions subsequent to September 26, 2009 that may require recognition or disclosure in the financial statements.
Tender Offer
On November 2, 2009, the Company filed a “Tender Offer Statement” on Schedule TO with the Securities and Exchange Commission (SEC), which relates to an offer by the Company to certain of its employees to exchange some or all of their outstanding options to purchase the Company’s common stock for fewer replacement stock options with exercise prices equal to the closing price per share of the Company’s common stock on the date of grant, which will be the last day of the tender offer (the Offer). A stock option will be eligible for exchange if: (i) it has an exercise price of at least $2.00 per share; (ii) it was granted at least 12 months prior to the commencement of the Offer; (iii) it is held by an employee who is eligible to participate in the Offer and (iv) it remains outstanding (i.e., unexpired and unexercised) as of the date of grant of the replacement options (Eligible Options).
The Company is making the Offer to all of the U.S. and international employees of the Company and its subsidiaries who hold Eligible Options (Eligible Employees), except for (i) members of the Company’s Board of Directors and (ii) the Company’s named executive officers. To remain eligible to participate in the Offer, the Eligible Employees must be employed by the Company or one of its subsidiaries on the date the Offer commences and remain employed through the date that the replacement options are granted.
As of October 27, 2009, approximately 4,307,769 shares of common stock were subject to Eligible Options. The actual number of shares subject to the stock options to be exchanged in the Offer will depend upon the number of shares of common stock subject to Eligible Options surrendered by the Eligible Employees and accepted for exchange. The Company is making the Offer upon the terms and subject to the conditions set forth in the Offer and in the related accompanying Paper Election Form filed with the Schedule TO referred to above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. These forward-looking statements include statements concerning (i) the impact of the acquisition of Avanex Corporation and the exchange of assets with Newport Corporation (Newport) on the combined entity’s gross margin, (ii) sources for improvement of gross margin and operating expenses, including supply chain synergies, optimizing mix of product offerings, transition to higher margin product offerings, benefits of combined research and development and sales organizations and single public company costs, (iii) the expected financial opportunities after the Avanex merger, including becoming profitable in twelve months, expected synergies per quarter by the end of the fourth full quarter after the merger and restructuring costs, (iv) opportunities to grow in adjacent markets, (v) statements containing the words “target,” “believe,” “plan,” “anticipate,” “expect,” “estimate,” “will,” “should,” “ongoing,” and similar expressions and (vi) the assumptions underlying such statements. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including the impact of continued uncertainty in world financial markets and the resulting reduction in demand for our products, the future performance of Oclaro, Inc. following the closing of the merger with Avanex Corporation and the exchange of assets with Newport, the inability to realize the expected benefits and synergies as a result of the of the merger with Avanex Corporation and the exchange of assets with Newport, increased costs related to downsizing and compliance with regulatory requirements in connection with such downsizing, and the limited availability of credit or opportunity for equity based financing. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. The factors discussed in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q also identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
Overview
We are a provider of high performance optical components, modules and subsystems to the telecommunications (telecom) market, and believe we are one of the largest providers into metro and long haul network applications. We leverage proprietary core technologies and vertically integrated product development to provide our telecommunications customers with cost-effective and innovative optical solutions through the transmission products and regeneration and optical routing products of our telecom segment. We also have an advanced photonics solutions division that is chartered with diversification and growth into new markets, leveraging our brand, chip design and manufacturing expertise. We are a global company with chip fabrication facilities in the United Kingdom (U.K.), Switzerland and Italy, as well as in Arizona on a temporary basis during the transition of manufacturing related activities acquired from Newport Corporation (Newport) on July 4, 2009 to our European facilities over the upcoming quarters; manufacturing sites in the United States, Thailand and China; and research and development teams in the United States, U.K., Switzerland, Italy and China.
We are the result of the April 27, 2009 merger of Bookham, Inc. (Bookham) and Avanex, with Bookham becoming the parent company and changing its name to Oclaro, Inc. (Oclaro) upon the close of the merger. Subsequent to the merger, Avanex Corporation changed its name to Oclaro (North America), Inc. All references in this Quarterly Report on Form 10-Q to Bookham refer to Oclaro, Inc, and all references to Avanex related to time periods after the merger refer to Oclaro (North America), Inc. We issued approximately 85,152,000 shares of Oclaro common stock for all of the shares of Avanex outstanding on April 27, 2009. Under the terms of the merger, Avanex stockholders received 5.426 shares of Oclaro common stock for every share of Avanex common stock they owned. The combination is intended to qualify as a tax-free reorganization for federal income tax purposes. All financial information herein prior to April 27, 2009 relates to the consolidated financial position and results of operations of the former Bookham, and all financial information subsequent to April 27, 2009 herein relates to the consolidated financial position and results of operations of Oclaro, which includes the consolidated financial information of Avanex since April 27, 2009.
On July 4, 2009, we closed a transaction with Newport Corporation (Newport), under which we sold Newport the assets and liabilities of the New Focus business of Oclaro Photonics, Inc., which was in our advanced photonics solutions division, and in exchange we received the assets of the high power laser diodes business of Newport, which is now part of our advanced photonics solutions division. We also received $3.0 million in cash proceeds in the transaction, which is expected to fund the substantial portion of related transition and integration costs. For accounting purposes, during the three months ended September 26, 2009 we recorded a $1.3 million gain on the sale of the New Focus business and a preliminary $0.7 million gain on bargain purchase on the acquisition of Newport’s high power laser diodes business. We intend to finalize our purchase accounting in the second quarter of fiscal 2010. Any adjustments recorded in the second quarter of fiscal 2010 will be retrospectively presented as if they had been recorded as of the acquisition date. We expect the acquisition to leverage our existing state-of-the art global manufacturing infrastructure and lower certain of our product costs, including the costs of certain of our transmission products, as a result of operating efficiencies achieved through economies of scale and greater factory utilization.
Recent Accounting Pronouncements
We have adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 105, Generally Accepted Accounting Principles in this Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2009. ASC 105 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. GAAP. Under the Codification, all existing accounting standards and pronouncements are superseded and reorganized into a consistent structure arranged by topic, subtopic, section and paragraph. Since the Codification does not change or alter existing U.S. GAAP, it did not have any impact on our condensed consolidated financial statements; however it changes the way references to accounting standards and pronouncements are presented. References made to FASB guidance throughout this Quarterly Report on Form 10-Q have been updated to reflect the Codification.
In October 2009, the FASB issued Accounting Standards Update (ASU) 2009-14, Software (Topic 985), Certain Revenue Arrangements that Include Software Elements amending ASC 985. ASU 2009-14 applies to vendors that sell or lease tangible products that contain software that is more than incidental to the tangible product as a whole. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides direction for measuring and allocating revenue between the deliverables within the arrangement. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact of ASU 2009-14, but do not expect its adoption to have a material impact on our consolidated financial position or results of operations.
In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact of ASU 2009-13, but do not expect its adoption to have a material impact on our consolidated financial position or results of operations.
Application of Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses and other financial information. Actual results may differ significantly from those based on our estimates and judgments or could be materially different if we used different assumptions, estimates or conditions. In addition, our financial condition and results of operations could vary due to a change in the application of a particular accounting standard.
We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended June 27, 2009 (or the 2009 Form 10-K) related to revenue recognition and sales returns, inventory valuation, accounting for acquisitions and goodwill, impairment of goodwill and other intangible assets and accounting for share-based payments. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed in our 2009 Form 10-K.

Results of Operations
The following table sets forth our condensed consolidated results of operations for the three month periods indicated, along with amounts expressed as a percentage of net revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	September 26, 2009		September 27, 2008		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Net revenues	$85,110	100.0	$59,430	100.0	$25,680	43.2
Cost of revenues	63,029	74.1	44,777	75.3	18,252	40.8

Gross profit	22,081	25.9	14,653	24.7	7,428	50.7

Operating expenses:
Research and development	9,014	10.6	6,829	11.5	2,185	32.0
Selling, general and administrative	13,254	15.5	9,065	15.3	4,189	46.2
Amortization of intangible assets	52	—	197	0.3	(145)	(73.6)
Restructuring and severance charges	1,183	1.4	1,486	2.5	(303)	(20.4)
Legal settlements	—	—	(184)	(0.3)	184	(100.0)
(Gain) loss on sale of property and equipment	(532)	(0.6)	16	—	(548)	n/m	(1)

Total operating expenses	22,971	26.9	17,409	29.3	5,562	31.9

Operating loss	(890)	(1.0)	(2,756)	(4.6)	1,866	(67.7)
Other income (expense):
Interest income	23	—	243	0.4	(220)	(90.5)
Interest expense	(113)	(0.1)	(128)	(0.2)	15	(11.7)
Gain (loss) on foreign currency translation	(1,276)	(1.5)	6,496	10.9	(7,772)	n/m	(1)
Other income (expense)	712	0.8	(600)	(1.0)	1,312	n/m	(1)

Total other income (expense)	(654)	(0.8)	6,011	10.1	(6,665)	n/m	(1)

Income (loss) from continuing operations before income taxes	(1,544)	(1.8)	3,255	5.5	(4,799)	n/m	(1)
Income tax provision (benefit)	223	0.3	(62)	(0.1)	285	n/m	(1)

Income (loss) from continuing operations	(1,767)	(2.1)	3,317	5.6	(5,084)	n/m	(1)
Income (loss) from discontinued operations, net of tax	1,270	1.5	(1,124)	(1.9)	2,394	n/m	(1)

Net income (loss)	$(497)	(0.6)	$2,193	3.7	$(2,690)	n/m	(1)

(1)	Not meaningful.
Net Revenues
Net revenues for the three months ended September 26, 2009 increased by $25.7 million, or 43.2 percent, compared to the three months ended September 27, 2008. The increase was primarily related to the inclusion of revenues in fiscal year 2010 generated through the merger with Avanex on April 27, 2009, all of which are associated with our telecom segment. For the three months ended September 26, 2009, revenues in the telecom and advanced photonics solution segments increased by $21.2 million and $4.5 million, respectively, compared to the three months ended September 27, 2008. Revenues in our advanced photonics solutions segment increased by $4.5 million in the three months ended September 26, 2009 compared to the three months ended September 27, 2008, primarily as a result of classifying $7.1 million in revenues from our New Focus business within discontinued operations for the three months ended September 27, 2008.
For the three months ended September 26, 2009, Huawei Technologies Co., Ltd. (Huawei) accounted for $11.1 million, or 13 percent, of our net revenues. For the three months ended September 27, 2008, Huawei accounted for $9.0 million, or 15 percent, of our net revenues and Nortel Networks Corporation (Nortel) accounted for $12.2 million, or 20 percent, of our net revenues.

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
Our cost of revenues for the three months ended September 26, 2009 increased $18.3 million, or 40.8 percent, from the three months ended September 27, 2008. The increase was primarily related to the inclusion of cost of revenues in fiscal year 2010 generated through the merger with Avanex on April 27, 2009, which was partially offset by decreases from merger related synergies and realizing the benefits of previous cost reduction efforts described more fully in Note 6 to our condensed consolidated financial statements, appearing elsewhere in this Quarterly Report on Form 10-Q. Cost of revenues for the three months ended September 26, 2009, relative to the three months ended September 27, 2008, were also favorably impacted by a $0.6 million reduction in our U.K. manufacturing costs associated with the weakening of the U.K. pound sterling relative to the U.S. dollar, offset by a $5.1 million impact from classifying the cost of revenues associated with the New Focus business within discontinued operations for the three months ended September 27, 2008.
Gross Profit
Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.
Our gross margin rate increased to 25.9 percent for the three months ended September 26, 2009, compared to 24.7 percent for the three months ended September 27, 2008. The increase in gross margin rate was primarily due to synergies from the merger with Avanex, including related cost reductions and the internal sourcing of Oclaro components into Avanex products, as well as the impact of other cost reduction efforts during fiscal year 2009. Gross margin for the three months ended September 26, 2009, relative to the three months ended September 27, 2008, was also favorably impacted by a $0.6 million reduction in our U.K. manufacturing costs associated with the weakening of the U.K. pound sterling relative to the U.S. dollar. Further synergies from the Avanex merger and the consolidation of the Tucson wafer fabrication facility acquired from Newport into our European facilities, expected to take place during our third fiscal quarter of 2010, are expected to contribute 2.5 to 3.5 percentage points of gross margin improvement over the next three fiscal quarters.
Research and Development Expenses
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.
Research and development expenses increased to $9.0 million for the three months ended September 26, 2009 from $6.8 million for the three months ended September 27, 2008. The increase was primarily due to the increase in research and development activities in connection with the merger with Avanex on April 27, 2009, and $1.1 million in research and development expenses associated with the New Focus business which were classified within discontinued operations for the three months ended September 27, 2008. Personnel-related costs increased to $5.8 million for the three months ended September 26, 2009, compared with $3.9 million for the three months ended September 27, 2008. Other costs, including the costs of design tools and facilities-related costs increased to $3.2 million for the three months ended September 26, 2009, compared with $2.9 million for the three months ended September 27, 2008. Research and development expenses were favorably impacted by approximately $0.7 million as a result of the U.K. pound sterling weakening relative to the U.S. dollar.
Research and development expenses were 10.6 percent of net revenues for the three months ended September 26, 2009. Over the coming year, we intend to increase our research and development expenditures towards our target investment level of 13 percent of revenues.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.

Selling, general and administrative expenses increased to $13.3 million for the three months ended September 26, 2009, from $9.1 million for the three months ended September 27, 2008. The increase was primarily due to costs incurred in connection with the merger with Avanex on April 27, 2009, and $1.6 million in selling, general and administrative expenses associated with the New Focus business which were classified within discontinued operations for the three months ended September 27, 2008, and which were offset by merger related synergies. Personnel-related costs increased to $6.7 million for the three months ended September 26, 2009, compared with $4.7 million for the three months ended September 27, 2008. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses increased to $6.5 million for the three months ended September 26, 2009, compared with $4.4 million for the three months ended September 27, 2008. Selling, general and administrative expenses were favorably impacted by approximately $0.6 million as a result of the U.K. pound sterling weakening relative to the U.S. dollar.
Restructuring and Severance Charges
For the three months ended September 26, 2009 and September 27, 2008, we accrued $1.2 million and $1.5 million, respectively, in expenses for revised estimates related to employee separation charges and costs to exit certain facilities.
In the remainder of fiscal year 2010, we expect to accrue an additional $1.0 million to $1.4 million in restructuring and related charges in connection with the Avanex merger. We also expect to incur and pay an additional $0.5 million to $0.8 million in restructuring and related charges during the remainder of fiscal year 2010 associated with our acquisition of Newport’s high power laser diodes business and fabrication facility in Tucson and the related move of the fabrication activities to Europe. We accrued approximately $0.2 million of these anticipated costs, which are included in the restructuring and severance charges for the three months ended September 26, 2009.
Legal Settlement
For the three months ended September 27, 2008, we recorded a benefit of $0.2 million associated with the settlement of a legal action in connection with our sale of land in Swindon, U.K. to a third party in 2005.
(Gain)Loss on Sale of Property and Equipment
For the three months ended September 26, 2009, we recorded a gain of $0.5 million related to the sale of certain fixed assets in Villebon, France made surplus in connection with the closing of that facility.
Other Income (Expense)
Other income (expense) for the three months ended September 26, 2009 decreased by $6.7 million compared to the three months ended September 27, 2008. This was primarily related to a $7.8 million decrease in gain/(loss) from the re-measurement of short term receivables and payables for fluctuations in the U.S. dollar relative to our other local functional currencies during the corresponding periods between certain of our wholly-owned international subsidiaries. This was partially offset by a preliminary gain of $0.7 million from the bargain purchase of the high power laser diodes business from Newport on July 4, 2009. The three months ended September 27, 2008 also included a $0.6 million expense related to the fair value impairment of our short-term investment in a debt security of Lehman Brothers Holdings, Inc.
Income Tax Provision (Benefit)
We have incurred substantial losses to date and accordingly our income tax provision in each period presented is not significant. For the three months ended September 26, 2009, our income tax provision of $0.2 million primarily relates to income taxes on our manufacturing operations in Italy and China. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in prior periods, we have provided a full valuation allowance against our net deferred tax assets at September 26, 2009 and June 27, 2009.
Income (Loss) From Discontinued Operations
In the three months ended September 26, 2009, we recorded income of $1.3 million from discontinued operations from the sale of the New Focus business. For the three months ended September 27, 2008, we recorded a loss of $1.1 million related to the operations of the New Focus business during that period.

Liquidity and Capital Resources
Cash Flows from Operating Activities

	Three Months Ended
	September 26, 2009	September 27, 2008
	(Thousands)
Net income (loss)	$(497)	$2,193
Non-cash adjustments:
Accretion on short-term investments	19	(70)
Amortization of deferred gain on sale-leaseback	(238)	(271)
Depreciation and amortization	2,626	3,445
(Gain) loss on sale of property and equipment	(532)	16
Gain from bargain purchase	(712)	—
Gain on sale of New Focus business	(1,270)	—
Impairment of short-term investments	—	600
Stock-based compensation	920	1,217

Total non-cash adjustments	813	4,937
Change in operating assets and liabilities	(9,457)	(5,231)

Net cash provided by (used in) operating activities	$(9,141)	$1,899

Net cash used in operating activities for the three months ended September 26, 2009 was $9.1 million, resulting from the net loss of $0.5 million and an increase in our net operating assets and liabilities of $9.5 million, offset by non-cash adjustments of $0.8 million. The $9.5 million resulting from the change in operating assets and liabilities is comprised of cash used by an accounts receivable increase of $9.6 million, and an accrued expenses and other liabilities decrease of $4.1 million, partly offset by cash generated from inventory decreases of $2.6 million, other non-current assets decreases of $0.8 million, and accounts payable increases of $1.4 million.
Net cash provided by operating activities for the three month period ended September 27, 2008 was $1.9 million, primarily resulting from the net income of $2.2 million and non-cash adjustments of $4.9 million, offset by a net change in our operating assets and liabilities of $5.2 million due to increases in accounts receivable of $8.0 million and accounts payable of $0.2 million, partially offset by decreases in inventories of $0.2 million, accrued expenses and other liabilities of $2.1 million and prepaid expenses and other current assets of $0.6 million, also contributed to the use of cash.
Cash Flows from Investing Activities
Net cash provided by investing activities for the three months ended September 26, 2009 was $11.0 million, primarily consisting of $8.2 million in sales and maturities of available-for-sale investments, $3.0 million in cash proceeds from the exchange of assets with Newport and $0.6 million in proceeds from the sale of certain fixed assets, which were partially offset by $0.7 million used in capital expenditures.
Net cash provided by investing activities in the three month period ended September 27, 2008 was $1.7 million, primarily consisting of $11.3 million in sales and maturities of available-for-sale investments and $0.5 million from the release of restricted cash, which were partially offset by $6.9 million in purchases of available-for-sale investments and $3.2 million used in capital expenditures.
Cash Flows from Financing Activities
There were no significant cash flows from financing activities for the three months ended September 26, 2009 or the three months ended September 27, 2008.
Effect of Exchange Rates on Cash and Cash Equivalents for the Three Months Ended September 26, 2009 and September 27, 2008
The effect of exchange rates on cash and cash equivalents for the three months ended September 26, 2009 was an increase of $0.8 million, primarily consisting of $0.4 million in net loss due to the revaluation of foreign currency denominated cash balances to the functional currency of the respective subsidiaries, and a loss of approximately $0.8 million related to the revaluation of foreign currency denominated operating intercompany receivables on the books of our U.S., China and Italy subsidiaries, offset by a gain of approximately $0.3 million related to the revaluation of U.S. dollar denominated operating intercompany receivables on the books of our U.K. subsidiary.
The effect of exchange rates on cash and cash equivalents for the three months ended September 27, 2008 was a decrease of $6.8 million, primarily consisting of gains of $0.2 million due to the revaluation of foreign currency denominated cash balances to the functional currency of the respective subsidiaries, $2.5 million due to the revaluation of third party foreign currency receivables and payables to the functional currency of the respective subsidiaries and $3.9 million related to the revaluation of U.S. dollar denominated operating intercompany receivables on the books of our China and U.K. subsidiaries.
Credit Facility
On August 2, 2006, we entered into a $25.0 million senior secured revolving credit facility with Wells Fargo Foothill, Inc. and other lenders. On April 27, 2009, we, along with Oclaro Technology plc, Oclaro Photonics, Inc. and Oclaro Technology, Inc., each a wholly-owned subsidiary, collectively the Borrowers, entered into an amendment to its existing credit agreement (the Amended Credit Agreement) with Wells Fargo Foothill, Inc. and other lenders regarding the $25.0 million senior secured revolving credit facility, extending the term to August 1, 2012. Under the Amended Credit Agreement, advances are available based on 80 percent of “qualified accounts receivable,” as defined in the Amended Credit Agreement.
As of September 26, 2009 and June 27, 2009, there were no amounts outstanding under the Amended Credit Agreement. As of September 26, 2009, we were in compliance with all covenants under the Amended Credit Agreement.
At September 26, 2009 and June 27, 2009, respectively, there was $0.3 million in an outstanding standby letter of credit with a vendor secured under the Amended Credit Agreement, which expires in February 2010.
Future Cash Requirements
As of September 26, 2009, we held $47.2 million in cash and cash equivalents, $4.2 million in restricted cash and $1.1 million in short-term investments. We expect that our cash generated from operations, together with our current cash balances, short-term investments, and amounts expected to be available under our Amended Credit Agreement, which are based on a percentage of eligible accounts receivable (as defined in the Amended Credit Agreement) at the time the advance is requested, will provide us with sufficient financial resources in order to operate as a going concern through at least the four fiscal quarters subsequent to the fiscal quarter ended September 26, 2009. To strengthen our financial position, in the event of unforeseen circumstances, or in the event needed to fund growth in future financial periods, we may raise additional funds by any one or a combination of the following: issuing equity securities, debt or convertible debt or the sale of certain product lines and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.
From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses, such as our merger with Avanex and our exchange of assets agreements with Newport, and we continue to consider potential acquisition candidates. Any such transactions could involve the issuance of a significant number of new equity securities, debt, and/or cash consideration. We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity securities or borrowings. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.
Risk Management — Foreign Currency Risk
As our business is multinational in scope, we are increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. In the future we expect that a majority of our revenues will be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses could affect our operating results. This includes the Chinese yuan, the Swiss franc, the Thai baht and the Euro, in which we pay expenses in connection with operating our facilities in Shenzhen, China; Zurich, Switzerland; Bangkok, Thailand and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of September 26, 2009, we held nine outstanding foreign currency forward exchange contracts with a notional value of $10.5 million which include put and call options which expire, or expired, at various dates from October 2009 to June 2010. During the three months ended September 26, 2009, we recorded a net loss of $0.5 million in our condensed consolidated statements of operations in connection with foreign exchange contracts that expired during the quarter. As of September 26, 2009 we have recorded an unrealized loss of $0.6 million to accumulated other comprehensive income in connection with marking these contracts to fair value.
Off-Balance Sheet Arrangements
We indemnify our directors and certain employees as required by law, and have entered into indemnification agreements with our directors and executive officers. We have not recorded a liability associated with these indemnification arrangements as we historically have not incurred any costs associated with such indemnification obligations and do not expect to in the future. Costs associated with such indemnification obligations may be mitigated by insurance coverage that we maintain, however such insurance may not cover any, or may cover only a portion of, the amounts we may be required to pay. In addition, we may not be able to maintain such insurance coverage in the future.
We also have indemnification clauses in various contracts that we enter into in the normal course of business, such as those issued by our bankers in favor of several of our suppliers or indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing our products. We have not historically paid out any amounts related to these indemnifications and do not expect to in the future, therefore no accrual has been made for these indemnifications.
Other than as set forth above, we are not currently party to any material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
We finance our operations through a mixture of the issuance of equity securities, finance leases, working capital and by drawing on the Amended Credit Agreement. Our only exposure to interest rate fluctuations is on our cash deposits and for amounts borrowed under the Amended Credit Agreement. As of September 26, 2009 and June 27, 2009, there were no amounts outstanding under the Amended Credit Agreement. As of September 26, 2009 and June 27, 2009, we had $0.3 million in outstanding standby letters of credits with a vendor secured under the Amended Credit Agreement.
We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is generally invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts. We believe our interest rate risk is immaterial.
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
As of September 26, 2009, our U.K. subsidiary had $10.6 million, net, in U.S. dollar denominated operating intercompany payables and $34.8 million in U.S. dollar denominated accounts receivable related to sales to external customers. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $2.4 million (U.S. dollar strengthening), or loss of $2.4 million (U.S. dollar weakening) on the translation of these receivables, which would be recorded as gain (loss) on foreign exchange in our statement of operations.

Hedging Program
We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling. We do not currently hedge our exposure to the Swiss franc, Thai baht, Euro or the Chinese yuan, but we may in the future if conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of September 26, 2009, we held nine outstanding foreign currency forward exchange contracts with a notional value of $10.5 million which include put and call options which expire, or expired, at various dates from October 2009 to June 2010 and we have recorded an unrealized loss of $0.6 million to accumulated other comprehensive income in connection with marking these contracts to fair value. It is estimated that a 10 percent fluctuation in the dollar between September 26, 2009 and the maturity dates of the put and call instruments underlying these contracts would lead to a profit of $0.6 million (U.S. dollar weakening) or loss of $0.3 million (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 26, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the three months ended September 26, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The parties have reached a global settlement of the litigation. On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement. Under the settlement, the insurers will pay the full amount of the settlement share allocated to New Focus, Bookham Technology and Avanex, and New Focus, Bookham Technology and Avanex will bear no financial liability. New Focus, Bookham Technology and Avanex, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. A group of objectors has filed a petition requesting permission to appeal the Court’s October 5, 2009 order certifying the settlement class. If for any reason the settlement does not become effective, we believe that Bookham Technology, New Focus and Avanex have meritorious defenses to the claims and therefore believe that such claims will not have a material effect on our financial position, results of operations or cash flows.
On February 13, 2009, Bijan Badihian filed a complaint against Avanex Corporation, its then-CEO Giovanni Barbarossa, then interim CFO Mark Weinswig and Jaime Thayer, an administrative assistant, in the Superior Court for the State of California, Los Angeles County. The complaint alleged, among other things, that the July 7, 2008 press release misrepresented the reason for the termination of Avanex’s former CEO, Dr. Jo Major, and that plaintiff was thereby induced to hold onto his shares in Avanex. The complaint asserted claims against all defendants for (1) intentional misrepresentation; (2) negligent misrepresentation; and (3) fraudulent concealment; and against Avanex, Barbarossa, and Weinswig for (4) breach of fiduciary duty. The original complaint sought damages in excess of $5 million. On June 8, 2009, after defendants filed a demurrer, plaintiff filed a First Amended Complaint adding as defendants Oclaro, Inc. as successor to Avanex, and Paul Smith, who was Chairman of the Avanex Board of Directors. The First Amended Complaint alleges that beginning from July 7, 2008 to October 25, 2008, Avanex made a series of statements to him designed to induce him not to sell his shares in Avanex. The amended complaint alleges six causes of action against all defendants: (1) intentional misrepresentation; (2) negligent misrepresentation; (3) fraudulent concealment; (4) constructive fraud; (5) intentional infliction of emotional distress; and (6) negligent infliction of emotional distress. The complaint seeks approximately $5 million in compensatory damages and an unspecified amount of punitive damages and costs. On August 18, 2009, Defendants filed a demurrer to the First Amended Complaint seeking dismissal of the intentional and negligent infliction of emotional distress claims and the dismissal of Jaime Thayer as a defendant. In September 2009 the court granted in part and denied in part the demurrer, dismissing all claims against Jaime Thayer but denying the remainder of the demurrer. A trial date has been set for June 29, 2010.
On May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. The action alleges infringement of United States Patent Nos. 5,410,625 and 5,428,698 and seeks a permanent injunction against all products found to infringe those patents, unspecified damages, costs, attorneys’ fees and other expenses. On July 16, 2009, Oclaro filed an answer to the complaint and stated counterclaims against QinetiQ Limited for judgments of invalidity and unenforceability of the patents-in-suit and seeking costs, attorney’s fees, and other expenses. On August 7, 2009, QinetiQ Limited requested that the District Court dismiss Oclaro’s unenforceability counterclaims and strike two of Oclaro’s affirmative defenses. On August 24, 2009, Oclaro filed its brief opposing QinetiQ’s request. On August 14, 2009, Oclaro filed a Motion to Transfer Venue, requesting that the action be transferred to the Northern District of California. The District Court has not set a hearing date for argument on QinetiQ or Oclaro’s requests. Oclaro believes the claims asserted against it by QinetiQ are without merit and will continue to defend itself vigorously.

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
We have historically incurred losses and negative cash flows from operations since our inception. As of September 26, 2009, we had an accumulated deficit of $1,093 million. Our loss from continuing operations for the years ended June 27, 2009, June 28, 2008, and June 30, 2007 was $25.8 million, $23.3 million and $82.5 million, respectively. We may not be able to achieve profitability in any future periods. If we are unable to do so, we may need additional financing, which may not be available to us on commercially acceptable terms or at all, to execute on our current or future business strategies.
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
The following factors, among others, may prevent us from realizing these benefits:
•	the inability to increase product sales;

•	substantial demands on our management as a result of these transactions that may limit their time to attend to other operational, financial, business and strategic issues;

•	difficulty in:
o	the integration of operational, financial and administrative functions and systems to permit effective management, and the lack of control if such integration is not implemented or delayed;

o	demonstrating to our customers that the merger and acquisition will not result in adverse changes in client service standards or business focus and helping customers conduct business easily with the combined company;

o	consolidating and rationalizing corporate information technology, engineering and administrative infrastructures;

o	integrating product offerings;

o	coordinating sales and marketing efforts to effectively communicate the capabilities of the combined company;

o	coordinating and integrating the manufacturing activities of the three businesses, including with respect to third party manufacturers, and including the establishment of Tucson laser diode related manufacturing processes in our European facilities on a timely basis, or at all;

o	coordinating and integrating the supply chains;

o	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

o	preserving important relationships of the businesses and resolving potential conflicts between business cultures;
o	coordinating the international activities of the three businesses;
•	unexpected liabilities associated with the acquired businesses or unanticipated costs related to the integration;

•	tax laws due to increasing complexities of our global operating structure; and

•	employment law or regulations or other limitations in foreign jurisdictions that could have an impact on timing, amounts or costs of achieving expected synergies.
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
We may not be able to maintain or improve our gross margins, to the extent that current economic uncertainty, or other factors, affects our overall revenue, and we are unable to adjust expenses as necessary. We attempt, in any event, to reduce our product costs and improve our product mix to offset price erosion expected in most product categories. Our gross margins can also be adversely impacted for reasons including, but not limited to, unfavorable production variances, increases in costs of input parts and materials, the timing of movements in our inventory balances, warranty costs and related returns, and possible exposure to inventory valuation reserves. Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations.
Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may increase the other risks that affect our business.
The world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, dramatically increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, rating downgrades of investments and reduced valuations of securities generally. In light of these economic conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for optical components. While we have seen a short term improvement in customer demand, it is possible that these customers, or others, will continue to significantly reduce capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. These actions had, and in future quarters could continue to have, an adverse impact on our own revenues. In addition, the financial downturn affected the financial strength of certain of our customers, and could adversely affect others. In particular, in fiscal year 2009 we issued billings of (i) $4.1 million for products that were shipped to Nortel, but for which payment was not received prior to Nortel’s bankruptcy filing on January 14, 2009, and (ii) $1.3 million for products that were shipped to a contract manufacturer for which payment might not have been received due to the Nortel bankruptcy filing. As a result, an aggregate of $5.4 million in revenue was deferred, and therefore was not recognized as revenues or accounts receivable in the consolidated financial statements at the time of such billings, as we determined that such amounts were not reasonably assured of collectability in accordance with its revenue recognition policy. As of September 26, 2009, the remaining uncollected contractual receivables from Nortel, from prior to their bankruptcy filing, totaled $3.1 million, which are not reflected in the accompanying condensed consolidated balance sheets. There can be no assurance that Nortel will continue to purchase our products at previously or currently anticipated levels while it is in insolvency proceedings for reasons including, but not limited to, Nortel’s distractions from its core business execution and the reaction of its own customers.
In addition, our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all.
Because of the severity of the recent economic downturn, the supply chain for many of our products has tightened as various companies, including suppliers and ourselves, have managed inventories very carefully. In the recent quarter ended September 26, 2009, we were constrained in our ability to fulfil all customer demand for our product due to a variety of supply chain constraints that limited revenue opportunities by approximately $1.0 million to $2.0 million in the quarter ended September 26, 2009. To the extent recent improvements in customer demand continue, we could experience similar constraints in our ability to respond fully to that demand, and for the quarter ended January 2, 2010, we expect to experience similar constraints currently estimated in a range of $1.0 million to $2.0 million but not necessarily limited to such a range.
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
Our financial results have been materially impacted by foreign currency fluctuations and our future financial results may also be materially impacted by foreign currency fluctuations. At certain times in our history, declines in the value of the U.S. dollar versus the U.K. pound sterling have had a major negative effect on our margins and our cash flow. Despite our change in domicile from the United Kingdom to the United States in 2004 and the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, a significant portion of our expenses are still denominated in U.K. pounds sterling and substantially all of our revenues are denominated in U.S. dollars. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses will continue to have a material effect on our operating results. From the end of our fiscal year ended June 28, 2008 to the end of our fiscal year ended June 27, 2009, the U.S. dollar appreciated 17 percent relative to the U.K. pound sterling, which favorably impacted our results for fiscal year 2009. If the U.S. dollar stays the same or depreciates relative to the U.K. pound sterling in the future, our future financial results may also be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan, the Swiss franc, the Thai baht or the Euro vary more significantly than they have to date.
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
Operations in China are subject to greater political, legal and economic risks than our operations in other countries. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, employee benefits and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits.
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
We may make acquisitions that do not prove successful.
From time to time we consider acquisitions of other businesses, assets or companies. We may not be able to identify suitable acquisition candidates at prices we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully and satisfactorily negotiate the terms of the acquisition. Our management may not be able to effectively implement our acquisition plans and internal growth strategy simultaneously. We are also in an industry that is actively consolidating and there is no guarantee that we will successfully bid against third parties, including competitors, when we identify a critical target we want to acquire. The integration of acquisitions involves a number of risks and presents financial, managerial and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from these acquired entities with our management and personnel. Our failure to identify, consummate or integrate suitable acquisitions could adversely affect our business and results of operations. We cannot readily predict the timing, size or success of our future acquisitions. Failure to successfully implement our acquisition plans could have a material adverse effect on our business, prospects, financial condition and results of operations. Even successful acquisitions could have the effect of reducing our cash balances, diluting the ownership interests of existing stockholders or increasing our indebtedness. Acquisitions and divestitures could involve a number of other potential risks to our business, including the following, any of which could harm our business:
•	Unanticipated costs and liabilities and unforeseen accounting charges;

•	Delays and difficulties in delivery of products and services;

•	Failure to effectively integrate or separate management information systems, personnel, research and development, marketing, sales and support operations;

•	Loss of key employees;

•	Economic dilution to gross and operating profit and earnings(loss) per share;

•	Diversion of management’s attention from other business concerns and disruption of our ongoing business;

•	Difficulty in maintaining controls and procedures;

•	Uncertainty on the part of our existing customers, or the customers of an acquired company, about our ability to operate effectively after a transaction, and the potential loss of such customers;

•	Damage to or loss of supply or partnership relationships;

•	Declines in the revenue of the combined company;

•	Failure to realize the potential financial or strategic benefits of the acquisition or divestiture; and

•	Failure to successfully further develop the combined, acquired or remaining technology, resulting in the impairment of amounts recorded as goodwill or other intangible assets.
Fluctuations in operating results could adversely affect the market price of our common stock.
Our revenues and operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year for our telecom products, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, military, consumer and biotechnology markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase products from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred could vary significantly.
Because of these and other factors, quarter-to-quarter comparisons of our results of operations may not be indicative of future performance. In future periods, our results of operations may differ, in some cases materially, from the estimates of public market analysts and investors. Such a discrepancy, or our failure to meet published financial projections, could cause the market price of our common stock to decline.
The investment of our cash balances and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At September 26, 2009, we had $52.5 million in cash and cash equivalents, restricted cash and short-term investments, including $4.2 million in restricted cash and $1.1 million in investments in marketable debt securities. We have historically invested these amounts in U.S. Treasury securities and U.S. government agency securities, corporate debt, money market funds, commercial paper and municipal bonds. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. While we do not hold any investments whose value is directly correlated to sub-prime debt, the risks associated with holding certain investments, including some of the investments we hold, have been and may further be exacerbated by U.S. sub-prime mortgage defaults, which have affected various sectors of the financial markets and caused credit and liquidity issues.
In September 2008, Lehman Brothers Holdings Inc., or Lehman, filed a petition under Chapter 11 of the U.S. Bankruptcy Code. At September 26, 2009, we held a Lehman security with a par value of $0.8 million. As of September 26, 2009, we do not have an estimate of the recovery value of this security, but we have reduced the carrying value of this security to $0.1 million. For the year ended June 27, 2009, we have recorded impairment charges for the Lehman security of $0.7 million, which are included in other expense in our accompanying condensed consolidated statement of operations.
There may be further declines in the value of our short-term investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
We may record impairment charges which would adversely impact our results of operations.
We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually in accordance with ASC 350, Intangibles – Goodwill and Other. During the year ended June 27, 2009, we determined that the goodwill related to our New Focus reporting unit and Avalon reporting units was fully impaired. Impairment of goodwill and other intangible assets for fiscal year 2009, net of $2.8 million associated with the discontinued operations of the New Focus business, amounted to $9.1 million.
We anticipate that in the quarter ended January 2, 2010 we will finalize our accounting for the acquisition of Newport’s high power laser diodes business and will add additional intangible assets to our balance sheet.
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
In the fourth quarter of fiscal year 2009, in connection with the merger with Avanex, we accrued an aggregate of approximately $5.4 million in restructuring charges, and we anticipate an additional $1.8 million to $2.2 million in merger related restructuring charges in fiscal year 2010. On July 4, 2009, we completed the exchange of our New Focus business to Newport in exchange for Newport’s Tucson wafer fabrication facility and we expect to incur between $0.7 million to $1.0 million in restructuring expenses in the fiscal year 2010 in connection with the transfer of the Tucson manufacturing operations to our European facilities, an activity with inherent risk as to ability to execute and timing to completion.

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
We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. Accurately forecasting customers’ product needs is difficult. Some of our products and supplies have in the past, and may in the future, become obsolete while in inventory due to rapidly changing customer specifications or a decrease in customer demand. Largely as a result of our merger with Avanex, we also have exposure to contractual liabilities to our contract manufacturers for inventories purchased by them on our behalf, based on our forecasted requirements, which may become excess or obsolete. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off non-saleable or obsolete inventory, which would adversely affect our results of operations. We have from time to time incurred significant inventory-related charges. Any such charges we incur in future periods could materially and adversely affect our results of operations.
Oclaro Technology plc may not be able to utilize tax losses and other tax attributes against the receivables that arise as a result of its transaction with Deutsche Bank.
On August 10, 2005, Oclaro Technology plc purchased all of the issued share capital of City Leasing (Creekside) Limited (Creekside), a subsidiary of Deutsche Bank. We entered into this transaction primarily for the business purpose of raising money to fund our operations by realizing the economic value of certain of the deferred tax assets of Oclaro Technology plc from the third party described more fully below. In compliance with U.K. tax law, the transaction was structured to enable certain U.K. tax losses in Oclaro Technology plc to be surrendered in order to reduce U.K. taxes otherwise due on sub-lease revenue payable to Creekside. Creekside was entitled to receivables of £73.8 million (approximately $135.8 million, based on an exchange rate of $1.84 to £1.00 on September 2, 2005) from Deutsche Bank in connection with certain aircraft subleases and these payments have been applied over a two-year term to obligations of £73.1 million (approximately $134.5 million, based on an exchange rate of $1.84 to £1.00 on September 2, 2005) owed to Deutsche Bank. As a result of the completion of these transactions, Oclaro Technology plc has had available through Creekside cash of approximately £6.63 million (approximately $12.2 million, based on an exchange rate of $1.84 to £1.00 on September 2, 2005). We expect Oclaro Technology plc to utilize certain expected tax losses and other tax attributes to reduce the taxes that might otherwise be due by Creekside as the receivables are paid. In the event that Oclaro Technology plc is not able to utilize these tax losses and other tax attributes when U.K. tax returns are filed for the relevant periods (or these tax losses and other tax attributes do not arise or are successfully challenged by U.K. tax regulators), Creekside may have to pay taxes, reducing the cash available from Creekside. In the event there is a future change in applicable U.K. tax law, Creekside and in turn Oclaro Technology plc, would be responsible for any resulting tax liabilities, which amounts could be material to our financial condition or operating results.
Our products are complex and may take longer to develop than anticipated and we may not recognize revenues from new products until after long field testing and customer acceptance periods.
Many of our new products must be tailored to customer specifications. As a result, we are developing new products and using new technologies in those products. For example, while we currently manufacture and sell discrete “gold box” technology, we expect that many of our sales of “gold box” technology will soon be replaced by pluggable modules. New products or modifications to existing products often take many quarters or even years to develop because of their complexity and because customer specifications sometimes change during the development cycle. We often incur substantial costs associated with the research and development and sales and marketing activities in connection with products that may be purchased long after we have incurred the costs associated with designing, creating and selling such products. In addition, due to the rapid technological changes in our market, a customer may cancel or modify a design project before we begin large-scale manufacture of the product and receive revenue from the customer. It is unlikely that we would be able to recover the expenses for cancelled or unutilized design projects. It is difficult to predict with any certainty, particularly in the present economic climate, the frequency with which customers will cancel or modify their projects, or the effect that any cancellation or modification would have on our results of operations.

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
Manufacturing yields depend on a number of factors, including the volume of production due to customer demand and the nature and extent of changes in specifications required by customers for which we perform design-in work. Higher volumes due to demand for a fixed, rather than continually changing, design generally results in higher manufacturing yields, whereas lower volume production generally results in lower yields. In addition, lower yields may result, and have in the past resulted, from commercial shipments of products prior to full manufacturing qualification to the applicable specifications. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically caused, and may in the future cause, significantly reduced manufacturing yields, resulting in low or negative margins on those products. Moreover, an increase in the rejection rate of products during the quality control process, before, during or after manufacture, results in lower yields and margins. Finally, manufacturing yields and margins can also be lower if we receive or inadvertently use defective or contaminated materials from our suppliers. Any reduction in our manufacturing yields will adversely affect our gross margins and could have a material impact on our operating results.
We depend on a limited number of suppliers who could disrupt our business if they stopped, decreased or delayed shipments.
We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. We also depend on a limited number of contract manufacturers to manufacture certain of our products, principally Fabrinet in Thailand. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers other than Fabrinet and, therefore, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. In addition, given the current macroeconomic downturn, some of our suppliers that may be small or undercapitalized may experience financial difficulties that could prevent them from supplying us materials and equipment. Because of the severity of the recent economic downturn, the supply chain for many of our products has tightened as various companies, including suppliers and ourselves, have managed inventories very carefully. In the recent quarter ended September 26, 2009, we were constrained in our ability to fulfil all customer demand for our product due to a variety of supply chain constraints that limited revenue opportunities by approximately $1.0 million to $2.0 million in the quarter ended September 26, 2009. To the extent recent improvements in customer demand continue, we could experience similar constraints in our ability to respond fully to that demand, and for the quarter ended January 2, 2010, we expect to experience similar constraints currently estimated in a range of $1.0 million to $2.0 million but not necessarily limited to such a range.
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
Our intellectual property portfolio is an important corporate asset. The steps we have taken and may take in the future to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. We cannot assure investors that our competitors will not successfully challenge the validity of our patents or design products that avoid infringement of our proprietary rights with respect to our technology. There can be no assurance that other companies are not investigating or developing other similar technologies, that any patents will be issued from any application pending or filed by us or that, if patents are issued, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, we cannot assure investors that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights under those patents will provide a competitive advantage to us. Further, the laws of certain regions in which our products are or may be developed, manufactured or sold, including Asia-Pacific, Southeast Asia and Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States, the U.K. and continental European countries. This is especially relevant now that we have transferred certain advanced photonics solution manufacturing activities from our San Jose, California facility to Shenzhen, China and transferred all of our assembly and test operations and chip-on-carrier operations, including certain engineering related functions, from our facilities in the U.K. to Shenzhen, China. Also relevant is that both our competitors and new Chinese companies are establishing manufacturing operations in China to take advantage of comparatively low manufacturing costs.
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
For example, on March 4, 2008, Oclaro filed a declaratory judgment complaint captioned Bookham, Inc. v. JDS Uniphase Corp. and Agility Communications, Inc., Civil Action No. 5:08-CV-01275-RMW, in the United States District Court for the Northern District of California, San Jose Division. Oclaro’s complaint sought declaratory judgments that its tunable laser products do not infringe any valid, enforceable claim of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, and that all claims of the aforementioned patents are invalid and unenforceable. On April 10, 2009, Oclaro entered into a license and settlement agreement with JDSU pursuant to which Oclaro and JDSU have settled all claims between the parties
In addition, on May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. The action alleges infringement of United States Patent Nos. 5,410,625 and 5,428,698 and seeks a permanent injunction against all products found to infringe those patents, unspecified damages, costs, attorneys’ fees and other expenses. On July 16, 2009, Oclaro filed an answer to the complaint and stated counterclaims against QinetiQ Limited for judgments of invalidity and unenforceability of the patents-in-suit and seeking costs, attorney’s fees, and other expenses. On August 7, 2009, QinetiQ Limited requested that the District Court dismiss Oclaro’s unenforceability counterclaims and strike two of Oclaro’s affirmative defenses. On August 24, 2009, Oclaro filed its brief opposing QinetiQ’s request. On August 14, 2009, Oclaro filed a Motion to Transfer Venue, requesting that the action be transferred to the Northern District of California. The District Court has not set a hearing date for argument on QinetiQ or Oclaro’s requests. Oclaro believes the claims asserted against it by QinetiQ are without merit and will continue to defend itself vigorously.

Third parties may in the future assert claims against us concerning our existing products or with respect to future products under development. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. If we do infringe a third party’s rights, we may need to negotiate with holders of those rights relevant to our business. We have from time to time received notices from third parties alleging infringement of their intellectual property and where appropriate have entered into license agreements with those third parties with respect to that intellectual property. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. In times of economic turmoil, such as we are currently experiencing, holders of intellectual property rights have been more aggressive in alleging infringement of those intellectual property rights and we may be the subject of such claims asserted by a third party. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur significant costs and diversion of our resources and our management’s attention. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements that require payment of significant royalties.
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
The market for fiber optic components and modules is highly competitive and such competition could result in our existing customers moving their orders to competitors. We are aware of a number of companies that have developed or are developing optical component products, including tunable lasers, pluggables and thin film filter products, among others, that compete directly with our current and proposed product offerings. Certain of our competitors may be able to more quickly and effectively:
•	develop or respond to new technologies or technical standards;

•	react to changing customer requirements and expectations;

•	devote needed resources to the development, production, promotion and sale of products; and

•	deliver competitive products at lower prices.
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

We may not be able to compete successfully with our competitors and aggressive competition in the market may result in lower prices for our products and/or decreased gross margins. Any such development could have a material adverse effect on our business, financial condition and results of operations.
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
For the years ended June 27, 2009, June 28, 2008 and June 30, 2007, 20 percent, 18 percent and 15 percent of our net revenues, respectively, were derived in the United States and 80 percent, 82 percent and 85 percent of our net revenues, respectively, were derived outside the United States. We are subject to additional risks related to operating in foreign countries, including:
•	currency fluctuations, which could result in increased operating expenses and reduced revenues;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulty in enforcing or adequately protecting our intellectual property;

•	ability to hire qualified candidates;

•	foreign taxes;

•	political, legal and economic instability in foreign markets; and

•	foreign regulations.
Any of these risks, or any other risks related to our foreign operations, could materially adversely affect our business, financial condition and results of operations.
We may face product liability claims.
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
Similar to other technology companies, we rely upon stock options and other forms of equity-based compensation as key components of our executive and employee compensation structure. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. The retention value of our equity incentives has declined significantly as our stock price has declined, causing many of our options to be “under water”. On November 2, 2009, the Company filed a Schedule TO, under which certain of our key employees, are eligible to participate in an option exchange program whereby they can exchange significantly under water options for a lesser number of options that will be priced at-the-money as of the last day of the offer period. Without these components, we would be required to significantly increase cash compensation levels (or develop alternative compensation structures) in order to retain our key employees. Accounting rules relating to the expensing of equity compensation may cause us to substantially reduce, modify, or even eliminate, all or portions of our equity compensation programs which may, in turn, prevent us from retaining or hiring qualified employees and declines in our stock price could reduce or eliminate the retentive effects of our equity compensation programs.

In addition, none of the former Avanex and Newport employees now employed by us are subject to employment contracts and may decide to no longer work for us with little or no notice for a number of reasons, including dissatisfaction with our corporate culture, compensation, and new roles or responsibilities, among others.
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
If we raise funds through the issuance of equity, equity-linked or convertible debt securities, our stockholders may be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of securities held by existing stockholders. If we raise funds through the issuance of debt instruments, the agreements governing such debt instruments may contain covenant restrictions that limit our ability to, among other things: (i) incur additional debt, assume obligations in connection with letters of credit, or issue guarantees; (ii) create liens; (iii) make certain investments or acquisitions; (iv) enter into transactions with our affiliates; (v) sell certain assets; (vi) redeem capital stock or make other restricted payments; (vii) declare or pay dividends or make other distributions to stockholders; and (viii) merge or consolidate with any entity. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, develop or enhance our products, or otherwise respond to competitive pressures and operate effectively could be significantly limited.
Sales of our products could decline if customer relationships are disrupted by the merger with Avanex or acquisition of the high power laser diodes business of Newport.
The customers of Bookham, Avanex and the high power laser diode business of Newport may not continue their current buying patterns following the merger or acquisition. Any loss of design wins or significant delay or reduction in orders for the telecom or the high power laser diodes business’ products could harm the combined company’s business, financial condition and results of operations. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of our products and the combined company’s future product strategy, or consider purchasing products of our competitors. Customers may also seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products or may decide not to purchase any products from us. In addition, by increasing the breadth of Oclaro’s business, the merger may make it more difficult for the combined company to enter into relationships, including customer relationships, with strategic partners, some of whom may view Oclaro as a more direct competitor than either Bookham, Avanex or the high power laser diodes business as independent companies.
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
We historically handled small amounts of hazardous materials as part of our manufacturing activities and now handle more and different hazardous materials as a result of the manufacturing processes related to, an optical components business we acquired from Nortel in 2002 and the product lines we acquired from Marconi in 2002. Consequently, our operations are subject to environmental laws and regulations governing, among other things, the use and handling of hazardous substances and waste disposal. This also includes the operations in our Tucson fab, acquired from Newport in July 2009. We do not own the Tucson facility, and are not a direct party to the lease for the facility, but we do own the manufacturing equipment, which involves the use and handling of hazardous substances and waste disposal. We may incur costs to comply with current or future environmental laws. As with other companies engaged in manufacturing activities that involve hazardous materials, a risk of environmental liability is inherent in our manufacturing activities, as is the risk that our facilities will be shut down in the event of a release of hazardous waste, or that we would be subject to extensive monetary liability. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business. Under applicable EU regulations, we, along with other electronics component manufacturers, are prohibited from using lead and certain other hazardous materials in our products. We could lose business or face product returns if we fail to maintain these requirements properly.
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
The parties have reached a global settlement of the litigation. On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement. Under the settlement, the insurers will pay the full amount of the settlement share allocated to New Focus, Bookham Technology and Avanex, and New Focus, Bookham Technology and Avanex will bear no financial liability. New Focus, Bookham Technology and Avanex, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. A group of objectors has filed a petition requesting permission to appeal the Court’s October 5, 2009 order certifying the settlement class. If for any reason the settlement does not become effective, we believe that Bookham Technology, New Focus and Avanex have meritorious defenses to the claims and therefore believe that such claims will not have a material effect on our financial position, results of operations or cash flows.
On February 13, 2009, Bijan Badihian filed a complaint against Avanex Corporation, its then-CEO Giovanni Barbarossa, then interim CFO Mark Weinswig and Jaime Thayer, an administrative assistant, in the Superior Court for the State of California, Los Angeles County. The complaint alleged, among other things, that the July 7, 2008 press release misrepresented the reason for the termination of Avanex’s former CEO, Dr. Jo Major, and that plaintiff was thereby induced to hold onto his shares in Avanex. The complaint asserted claims against all defendants for (1) intentional misrepresentation; (2) negligent misrepresentation; and (3) fraudulent concealment; and against Avanex, Barbarossa, and Weinswig for (4) breach of fiduciary duty. The original complaint sought damages in excess of $5 million. On June 8, 2009, after defendants filed a demurrer, plaintiff filed a First Amended Complaint adding as defendants Oclaro, Inc. as successor to Avanex, and Paul Smith, who was Chairman of the Avanex Board of Directors. The First Amended Complaint alleges that beginning from July 7, 2008 to October 25, 2008, Avanex made a series of statements to him designed to induce him not to sell his shares in Avanex. The amended complaint alleges six causes of action against all defendants: (1) intentional misrepresentation; (2) negligent misrepresentation; (3) fraudulent concealment; (4) constructive fraud; (5) intentional infliction of emotional distress; and (6) negligent infliction of emotional distress. The complaint seeks approximately $5 million in compensatory damages and an unspecified amount of punitive damages and costs. On August 18, 2009, Defendants filed a demurrer to the First Amended Complaint seeking dismissal of the intentional and negligent infliction of emotional distress claims and the dismissal of Jaime Thayer as a defendant. In September 2009 the court granted in part and denied in part the demurrer, dismissing all claims against Jaime Thayer but denying the remainder of the demurrer. A trial date has been set for June 29, 2010.
In addition, we are party to certain intellectual property infringement litigation as more fully described above under “—Risks Related to Our Business — Our products may infringe the intellectual property rights of others which could result in expensive litigation or require us to obtain a license to use the technology from third parties, or we may be prohibited from selling certain products in the future.”
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
On September 15, 2009, the Company received notification from the Listing Qualifications Department of the NASDAQ Stock Market LLC (“NASDAQ”) that, for 30 consecutive business days beginning August 3, 2009, the bid price of the Company’s common stock on The NASDAQ Global Market closed below the minimum $1.00 per share required for continued listing under NASDAQ Listing Rule 5450(a)(1), or the Rule. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company was given 180 calendar days, or until March 15, 2010, to regain compliance. On September 30, 2009, the Company regained compliance with the Rule based on the closing price of its common stock exceeding $1.00 for at least 10 consecutive business days.
If the Company’s closing stock price were to again remain below $1.00 for a period of 30 consecutive business days, NASDAQ would provide written notification that our securities may be delisted unless the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days within 180 calendar days from such notification.
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

Item 4. Submission of Matters to a Vote of Security Holders
On October 21, 2009, we held our 2009 annual meeting of stockholders. As of the record date of September 1, 2009, there were 186,839,439 shares of common stock outstanding and entitled to vote at the meeting. A total of 141,249,672 shares were present in person or by proxy at the annual meeting of stockholders.
At the annual meeting, our stockholders elected Bernard Couillaud and Greg Dougherty as class II directors, to serve until our 2012 annual meeting of stockholders or until their respective successors are duly elected and qualified. The directors received the following votes:
Bernard Couillaud

For	Withheld
136,734,356	4,515,316
Greg Dougherty

For	Withheld
138,329,869	2,919,803
At the annual meeting, our stockholders approved a one-time stock option exchange program for employees (excluding directors, named executive officers and certain other designated employees). The proposal received the following votes:

For	Against	Abstain	Broker Non-Vote
79,831,863	3,653,248	516,669	57,247,892
At the annual meeting, our stockholders voted to extend the authorization of our board of directors to effect a reverse stock split from April 27, 2010 to December 31, 2010. The proposal received the following votes:

For	Against	Abstain	Broker Non-Vote
123,451,688	16,614,238	1,183,745	—
At the annual meeting, stockholders ratified the selection of Grant Thornton LLP as our independent registered public accounting firm for the current fiscal year. The proposal received the following votes:

For	Against	Abstain	Broker Non-Vote
139,795,869	780,206	673,597	—
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

OCLARO, INC.

Date: November 9, 2009	By:	/s/ Jerry Turin Jerry Turin
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