Form 10-Q
period 2010-01-02
OCLARO, INC.
filed 2010-02-16
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2010
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
Yes ☐       No ☑
Number of shares of common stock outstanding as of February 8, 2009: 212,327,788

OCLARO, INC.
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 2, 2010	June 27, 2009
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$51,731	$44,561
Short-term investments	—	9,259
Restricted cash	4,309	4,208
Accounts receivable, net	70,613	58,483
Inventories	61,147	59,527
Prepaid expenses and other current assets	14,168	11,834
Assets held for sale	—	10,442

Total current assets	201,968	198,314

Property and equipment, net	34,045	29,875
Goodwill	25,219	—
Other intangible assets, net	8,746	1,951
Other non-current assets	2,129	3,248

Total assets	$272,107	$233,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,624	$31,943
Accrued expenses and other liabilities	36,608	39,016
Liabilities held for sale	—	2,028

Total current liabilities	78,232	72,987

Deferred gain on sale-leaseback	14,213	15,088
Other long-term liabilities	10,437	4,923

Total liabilities	102,882	92,998

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 5,000 shares authorized; none issued and outstanding	—	—
Common stock:
$0.01 par value per share; 450,000 shares authorized; 212,263 and 186,164 shares issued and outstanding at January 2, 2010 and June 27, 2009, respectively	2,123	1,862
Additional paid-in capital	1,225,888	1,199,358
Accumulated other comprehensive income	31,675	30,905
Accumulated deficit	(1,090,461)	(1,091,735)

Total stockholders’ equity	169,225	140,390

Total liabilities and stockholders’ equity	$272,107	$233,388

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	January 2, 2010	December 27, 2008	January 2, 2010	December 27, 2008
	(Thousands, except per share amounts)
Revenues	$93,574	$43,375	$178,684	$102,805
Cost of revenues	68,715	36,971	131,834	81,748

Gross profit	24,859	6,404	46,850	21,057

Operating expenses:
Research and development	9,675	5,786	18,689	12,615
Selling, general and administrative	14,835	7,574	27,798	16,639
Amortization of intangible assets	125	178	250	375
Restructuring, merger and related costs	3,040	129	4,539	1,615
Legal settlements	—	308	—	124
Impairment of goodwill and other intangible assets	—	7,881	—	7,881
(Gain) loss on sale of property and equipment	(71)	(8)	(603)	8

Total operating expenses	27,604	21,848	50,673	39,257

Operating loss	(2,745)	(15,444)	(3,823)	(18,200)
Other income (expense):
Interest income	2	201	25	444
Interest expense	(33)	(196)	(121)	(324)
Gain (loss) on foreign currency translation	793	9,866	(483)	16,362
Other income (expense)	28	(95)	5,295	(695)

Total other income (expense)	790	9,776	4,716	15,787

Income (loss) from continuing operations before income taxes	(1,955)	(5,668)	893	(2,413)
Income tax provision (benefit)	524	36	747	(26)

Income (loss) from continuing operations	(2,479)	(5,704)	146	(2,387)
Income (loss) from discontinued operations, net of tax	—	(757)	1,420	(1,881)

Net income (loss)	$(2,479)	$(6,461)	$1,566	$(4,268)

Basic net income (loss) per share:
Income (loss) per share from continuing operations	$(0.01)	$(0.05)	$—	$(0.02)
Income (loss) per share from discontinued operations	—	(0.01)	0.01	(0.02)

Net income (loss) per share	$(0.01)	$(0.06)	$0.01	$(0.04)

Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$(0.01)	$(0.05)	$—	$(0.02)
Income (loss) per share from discontinued operations	—	(0.01)	0.01	(0.02)

Net income (loss) per share	$(0.01)	$(0.06)	$0.01	$(0.04)

Shares used in computing net loss per share:
Basic	189,901	100,339	188,119	100,209
Diluted	189,901	100,339	194,151	100,209
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	January 2, 2010	December 27, 2008
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$1,566	$(4,268)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion on short-term investments	22	(102)
Amortization of deferred gain on sale-leaseback	(466)	(486)
Depreciation and amortization	5,736	6,720
(Gain) loss on sale of property and equipment	(603)	8
Gain on bargain purchase	(5,267)	—
Gain on sale of New Focus business	(1,420)	—
Impairment of goodwill and other intangible assets	—	7,881
Impairment (recovery) of short-term investments	(28)	706
Stock-based compensation expense	1,951	2,241
Changes in operating assets and liabilities:
Accounts receivable, net	(10,238)	1,721
Inventories	5,462	(825)
Prepaid expenses and other current assets	(1,201)	684
Other non-current assets	1,590	(88)
Accounts payable	6,634	(5,264)
Accrued expenses and other liabilities	(7,295)	762

Net cash provided by (used in) operating activities	(3,557)	9,690

Cash flows from investing activities:
Purchases of property and equipment	(2,368)	(6,934)
Proceeds from sales of property and equipment	691	14
Purchases of available-for-sale investments	—	(6,945)
Sales and maturities of available-for-sale investments	9,258	15,350
Transfer (to) from restricted cash	(95)	575
Cash acquired from business combinations	3,277	—

Net cash provided by investing activities	10,763	2,060

Cash flows from financing activities:
Repayment of other liabilities	(52)	(31)

Net cash used in financing activities	(52)	(31)

Effect of exchange rate on cash and cash equivalents	16	(9,286)
Net increase in cash and cash equivalents	7,170	2,433
Cash and cash equivalents at beginning of period	44,561	32,863

Cash and cash equivalents at end of period	$51,731	$35,296

Supplemental disclosures of non-cash transactions:
Issuance of common stock, escrow liability and value protection liability for acquisition of Xtellus	$32,690	$—
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization
Oclaro, Inc., a Delaware corporation (Oclaro or the Company), designs, manufactures and markets optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. Due to its advantages of higher capacity and transmission speed, optical transmission has become the predominant technology for large-scale communications networks. For the three and six months ended January 2, 2010, the Company’s primary operating segment is its telecommunications (telecom) segment, which addresses this optical communications market; and the Company’s remaining product lines, which address certain other optics and photonics markets, such as material processing, printing, medical and consumer applications, and which leverage the resources, infrastructure and expertise of its telecom segment, comprise its advanced photonics solutions segment.
On April 27, 2009, Oclaro, Inc., at the time named Bookham, Inc. (Bookham), and Avanex Corporation (Avanex) completed a merger of Avanex with and into a subsidiary of Bookham with Avanex being the surviving corporation as a wholly-owned subsidiary of Bookham.
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
Note 2. Basis of Preparation
     Basis of Presentation
The accompanying unaudited condensed consolidated financial statements as of January 2, 2010 and for the three and six months ended January 2, 2010 and December 27, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Article 10 of Regulation S-X, and include the accounts of the Company and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s consolidated financial position and operations have been included. The condensed consolidated results of operations for the three and six months ended January 2, 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending July 3, 2010.
The condensed consolidated balance sheet as of June 27, 2009 has been derived from the audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009 (the 2009 Form 10-K).
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

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance now codified as FASB Accounting Standards Codification (ASC) Topic 105, Generally Accepted Accounting Principles. ASC 105 establishes the FASB Accounting Standards Codification (Codification) as the single source of authoritative U.S. GAAP. Under the Codification, all existing accounting standards and pronouncements are superseded and reorganized into a consistent structure arranged by topic, subtopic, section and paragraph. Since the Codification does not change or alter existing U.S. GAAP, it did not have any impact on the Company’s condensed consolidated financial statements; however, it changes the way references to accounting standards and pronouncements are presented. The provisions of ASC 105 were adopted by the Company in the first quarter of fiscal 2010. References made to FASB guidance throughout this Quarterly Report on Form 10-Q refer to the Codification.
     Reclassifications
For presentation purposes, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications do not affect the Company’s consolidated net income (loss), cash flows, cash and cash equivalents or stockholders’ equity, as previously reported.
As described in Note 4, on June 3, 2009 the Company entered into a definitive agreement to sell certain assets and liabilities of its Oclaro Photonics, Inc. (formerly New Focus, Inc.) subsidiary, which are referred to collectively herein as the New Focus business, to Newport Corporation (Newport). The sale was completed on July 4, 2009. The assets and liabilities sold to Newport are classified as assets held for sale and liabilities held for sale within current assets and current liabilities, respectively, on the condensed consolidated balance sheets for periods prior to the consummation of the sale. These notes to the Company’s condensed consolidated financial statements relate to the Company’s continuing operations only, unless otherwise indicated.
     Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended January 2, 2010 that are of significance, or potential significance, to the Company.
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
Note 3. Fair Value
In the first quarter of fiscal 2009, the Company adopted ASC 820, Fair Value Measurements and Disclosures for all financial assets and financial liabilities and for non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. Effective with the first quarter of fiscal 2010, the Company adopted the provisions of ASC 820 for all non-financial assets and non-financial liabilities. Under ASC 820, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. The three levels of inputs that may be used to measure fair value are as follows:

Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 — Inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices of identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.
The Company’s cash equivalents and short-term investment instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed securities and foreign currency forward exchange contracts. Such instruments are generally classified within Level 2 of the fair value hierarchy.
The Company’s non-financial assets, such as other intangible assets, net, are classified within Level 3 of the fair value hierarchy because they are valued using a discounted cash flow model based on the Company’s estimates of future cash flows. The Company also classified a liability for a value protection guarantee issued in connection with the acquisition of Xtellus Inc. within Level 3 because it is primarily valued using management estimates of future operating results. At January 2, 2010, the carrying value of these intangible assets and the value protection liability approximates their fair value.
The Company’s derivative instruments are primarily classified as Level 2 as they are valued using pricing models that use observable market inputs.
     Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at January 2, 2010:

	Fair Value Measurement at January 2, 2010 Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents (1):
Money market funds	$23,966	$—	$—	$23,966

Total assets measured at fair value	$23,966	$—	$—	$23,966

Liabilities:
Accrued expenses and other liabilities:
Unrealized loss on currency instruments designated as hedges	$—	$214	$—	$214
Other long-term liabilities:
Value protection liability	—	—	946	946

Total liabilities measured at fair value	$—	$214	$946	$1,160

(1)	Excludes $27.8 million in cash held in Company bank accounts at January 2, 2010.

     Derivative Financial Instruments
The Company’s operating results are subject to fluctuations based upon changes in the exchange rates between the currencies in which it collects revenues and pays expenses. A majority of the Company’s revenues are denominated in U.S. dollars, while a significant portion of its expenses are denominated in U.K. pounds sterling, the Chinese yuan, Swiss franc, Thai baht and the Euro, in which it pays expenses in connection with operating its facilities in Caswell, U.K.; Shenzhen, China; Zurich, Switzerland; Bangkok, Thailand and San Donato, Italy. The Company currently enters into foreign currency forward exchange contracts in an effort to mitigate a portion of its exposure to fluctuations between the U.S. dollar and the U.K. pound sterling.
The Company recognizes all derivatives, such as foreign currency forward exchange contracts, on its condensed consolidated balance sheets at fair value regardless of the purpose for holding the instrument. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through operating results or recognized in accumulated other comprehensive income until the hedged item is recognized in operating results in the condensed consolidated statements of operations.
At the end of each accounting period, the Company marks-to-market all foreign currency forward exchange contracts that have been designated as cash flow hedges and changes in fair value are recorded in accumulated other comprehensive income until the underlying cash flow is settled and the contract is recognized in other income (expense) in the condensed consolidated statements of operations. As of January 2, 2010, the Company held eighteen outstanding foreign currency forward exchange contracts to sell U.S. dollars and buy U.K. pounds sterling, which have all been designated as cash flow hedges. These contracts had an aggregate notional value of approximately $19.5 million of put and call options which expire at various dates from January 2010 through December 2010. To date, the Company has not entered into any such contracts for longer than 12 months and, accordingly, all amounts included in accumulated other comprehensive income as of January 2, 2010 will generally be reclassified into other income (expense) within the next 12 months. As of January 2, 2010, each of the eighteen designated cash flow hedges was determined to be fully effective; therefore, the Company has recorded an unrealized loss of $0.2 million to accumulated other comprehensive income related to recording the fair value of these foreign currency forward exchange contracts for accounting purposes. For the three and six months ended January 2, 2010, losses of $0.4 million and $0.7 million, respectively, were reclassified from accumulated other comprehensive income into other income (expense).
Note 4. Business Combinations
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
On December 17, 2009 the Company acquired Xtellus Inc. (Xtellus). Pursuant to the terms of the acquisition agreement, Oclaro issued 23.4 million shares of its common stock, a portion of which is being held in escrow for 18 months to support Xtellus’ indemnification obligations to Oclaro. Under the terms of the acquisition agreement, the Company also provides for a value protection guarantee under which Xtellus stockholders could receive additional consideration subject to both the share price of Oclaro failing to achieve a certain price level at the end of calendar year 2010 and on the Xtellus business achieving certain revenue targets.
During the three and six months ended January 2, 2010, the Company recorded $1.2 million and $1.6 million, respectively, in legal and other direct merger-related costs in connection with business combinations entered into in fiscal year 2010. These costs are recorded within restructuring, merger and related costs in the condensed consolidated statement of operations.
As of June 27, 2009, the Company had capitalized $0.3 million in legal and other deal-related costs associated with the acquisition of the high power laser diodes business. Upon the adoption of ASC 805, Business Combinations on June 28, 2009, the Company wrote-off these deferred assets to retained earnings as a cumulative effect of a change in accounting principle.

     Sale of the New Focus business
The Company’s estimate of the fair value of the assets and liabilities of the New Focus business transferred to Newport is $9.9 million. The carrying value of these assets and liabilities on the Company’s consolidated balance sheet as of July 4, 2009, the date of the exchange, was $8.5 million. In the six months ended January 2, 2010, the Company recorded a $1.4 million gain in income from discontinued operations from the sale of the New Focus business.
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

$10,442

June 27, 2009
(Thousands)
Liabilities held for sale:
Accounts payable	$1,197
Accrued expenses and other liabilities	831

$2,028

The following table presents the statements of operations for the discontinued operations of the New Focus business for the periods indicated:

	Three Months Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2010	2008	2010	2008
	(Thousands)		(Thousands)
Revenues	$—	$6,829	$—	$13,930
Cost of revenues	—	4,528	—	9,653

Gross profit	—	2,301	—	4,277
Operating expenses	—	3,130	—	6,121
Other income (expense), net	—	72	1,420	13

Income (loss) from discontinued operations before income taxes	—	(757)	1,420	(1,831)
Income tax provision	—	—	—	50

Income (loss) from discontinued operations	$—	$(757)	$1,420	$(1,881)

     Acquisition of the Newport high power laser diodes business
In accordance with ASC 805, Business Combinations, the Company has accounted for the assets acquired and liabilities assumed of Newport’s high power laser diodes business using the purchase method of accounting. The total consideration given to Newport in connection with the exchange described above has been allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the exchange.

The Company’s purchase price, based on the fair values of the assets acquired and liabilities assumed as of the date of the exchange, is as follows:

Purchase Price
(Thousands)
Cash	$3,000
Accounts receivable	2,240
Inventories	4,863
Property and equipment	4,800
Other intangible assets	1,755
Accounts payable	(923)
Accrued expenses and other current liabilities	(568)

Fair value of net assets acquired	15,167
Gain on bargain purchase	(5,267)

Total purchase price	$9,900

Any excess of the fair value of assets acquired and liabilities assumed over the aggregate consideration given for such acquisition results in a gain on bargain purchase. In the first quarter of fiscal 2010, the Company recorded a gain on bargain purchase of $5.3 million in connection with the acquisition of Newport’s high power laser diodes business, which is included in other income in the accompanying condensed consolidated statements of operations for the six month period ended January 2, 2010. The gain on bargain purchase reflects the completion of the Company’s full valuation of the fair value of assets acquired and liabilities assumed. Adjustments resulting from the completion of the full valuation are presented retrospectively in the Company’s condensed consolidated financial statements as though they had been recorded as of the acquisition date.
Acquisition of Xtellus
The Company has accounted for the assets acquired and liabilities assumed from Xtellus using the purchase method of accounting. Under the terms of the acquisition, Oclaro issued 18,465,905 shares of Oclaro common stock, valued at $24.7 million based on a price of $1.34 per share of Oclaro common stock as of the acquisition closing date, December 17, 2009. Of the shares issued, 17,331,021 shares were issued to former Xtellus stockholders and 1,134,884 shares were issued to certain former debtholders of Xtellus in order to extinguish outstanding Xtellus debt.
As part of the total consideration, the Company also issued 4,971,591 shares of Oclaro common stock into a third party escrow account for 18 months as security for the indemnification obligations of the Xtellus stockholders under the acquisition agreement. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company recorded this obligation as a long-term liability in the condensed consolidated balance sheet as of January 2, 2010.
In addition, the Company also agreed to pay a valuation protection guarantee (value protection liability) whereby stockholders of Xtellus are entitled to receive up to $7.0 million in additional consideration if Oclaro’s common stock trades below certain levels at the end of calendar 2010 and if revenue from Xtellus products is more than $17.0 million in calendar 2010. The estimated fair value of this valuation protection liability is $0.9 million. The estimate is determined using management estimates of future operating results and a Monte Carlo simulation to determine the likelihood of achieving certain market conditions. Subsequent changes to the fair value of the value protection liability will result in adjustments to the Company’s results of operations in the period of adjustment, up to a potential maximum of $6.1 million.
Under the terms of the acquisition agreement, the earliest these post-closing payments would be made is April 2011. The post-closing consideration, if any, is payable in cash or, at Oclaro’s option, newly issued shares of Oclaro common stock (or a combination of cash and stock).

For accounting purposes, the total consideration given in connection with the acquisition of Xtellus is $32.7 million.

Total Consideration
(Thousands)
Common shares issued to Xtellus stockholders and debtholders	$24,744
Estimated fair value of escrow liability	7,000
Estimated fair value of value protection liability	946

$32,690

The acquisition also calls for an employee retention program under which certain Xtellus employees will receive up to an aggregate of $5 million in a combination of cash (up to a maximum of $1 million) and restricted stock awards which will generally be subject to time-based vesting over two years and partially subject to the achievement of certain revenue targets during calendar year 2010. The costs of this retention program are considered compensatory and are being recorded in the Company’s results of operations. During the three months ended January 2, 2010, the Company recorded approximately $0.5 million in restructuring, merger and related costs in the condensed consolidated statements of operations related to cash payments due under the retention program.
The total consideration given to Xtellus in connection with the acquisition has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. The Company’s preliminary purchase price, based on the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition, is as follows:

Preliminary
Purchase Price
(Thousands)
Cash	$277
Accounts receivable	75
Inventories	1,560
Property and equipment	2,297
Prepaid expenses and other current assets	1,339
Other non-current assets	477
Other intangible assets	5,340
Accounts payable	(1,683)
Accrued expenses and other current liabilities	(1,730)
Other long-term liabilities	(481)

Fair value of net assets acquired	7,471
Goodwill	25,219

Total purchase price	$32,690

The Company intends to finalize its purchase accounting with respect to the Xtellus acquisition by the fourth quarter of fiscal 2010. Any adjustments recorded in the third or fourth quarter of fiscal 2010 will be retrospectively presented in the Company’s condensed consolidated financial statements as though they had been recorded as of the acquisition date.
     Unaudited Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of the Newport high power laser diodes business and Xtellus had occurred as of June 29, 2008, the first day of the Company’s fiscal year 2009:

	Six Months Ended
	January 2, 2010	December 27, 2008
	(Thousands)
Revenues	$181,662	$120,983
Income (loss) from continuing operations	$(5,204)	$(9,986)
Net income (loss)	$(3,784)	$(11,867)
Net income (loss) per share — basic and diluted	$(0.02)	$(0.10)
Shares used in computing net income (loss) per share — diluted	211,347	123,437

This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the merger been consummated as of that time, nor is it intended to be a projection of future results.
Note 5. Balance Sheet Details
The following table provides details regarding the Company’s cash, cash equivalents and short-term investments at the dates indicated:

	January 2, 2010	June 27, 2009
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$27,765	$24,162
Money market funds	23,966	20,399

	$51,731	$44,561

Short-term investments:
United States agency securities	$—	$6,669
United States corporate bonds	—	2,590

	$—	$9,259

As of June 27, 2009, all of the Company’s short-term investments had a maturity of less than one year.
Throughout fiscal year 2009, the Company held a Lehman Brothers Holdings Inc. (Lehman) security with par value of $0.8 million. In September 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code. During the three and six months ended December 27, 2008, the Company recorded impairment charges for the Lehman security of $0.1 million and $0.7 million, respectively, which are included in other expense in the condensed consolidated statements of operations. During the quarter ended January 2, 2010, the Company sold the Lehman security for $0.1 million, recording a recovery of $28,000 for the three and six months ended January 2, 2010, which is included in other expense in the condensed consolidated statements of operations.
The following table provides details regarding the Company’s inventories at the dates indicated:

	January 2, 2010	June 27, 2009
	(Thousands)
Inventories:
Raw materials	$13,593	$16,560
Work-in-process	31,609	29,825
Finished goods	15,945	13,142

	$61,147	$59,527

The following table provides details regarding the Company’s property and equipment, net at the dates indicated:

	January 2, 2010	June 27, 2009
	(Thousands)
Property and equipment, net:
Buildings	$16,493	$16,696
Plant and machinery	90,378	80,881
Fixtures, fittings and equipment	1,110	1,085
Computer equipment	12,118	12,936

	120,099	111,598
Less: accumulated depreciation	(86,054)	(81,723)

	$34,045	$29,875

The following table presents details regarding the Company’s accrued expenses and other liabilities at the dates indicated:

	January 2, 2010	June 27, 2009
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$6,485	$3,826
Compensation and benefits related accruals	7,947	8,024
Warranty accrual	2,486	2,228
Current portion of restructuring accrual	7,124	9,485
Unrealized loss on currency instruments designated as hedges	214	545
Other accruals	12,352	14,908

	$36,608	$39,016

The following table presents details regarding the Company’s other long-term liabilities at the dates indicated:

	January 2, 2010	June 27, 2009
	(Thousands)
Other long-term liabilities:
Escrow liability for Xtellus acquisition	$7,000	$—
Value protection liability for Xtellus acquisition	946	—
Other long-term liabilities	2,491	4,923

	$10,437	$4,923

Note 6. Goodwill and Other Intangible Assets
In connection with the Company’s acquisition of the Newport high power laser diodes business on July 4, 2009, the Company recorded $1.8 million in other intangible assets. The acquired other intangible assets from Newport consist of core and current technology assets of $1.1 million with a weighted average life of 6 years, customer relationships of $0.6 million with a weighted average life of 6 years, and contract backlog of $0.1 million with a weighted average life of 1.5 years.
In connection with the Company’s acquisition of Xtellus on December 17, 2009, the Company recorded $25.2 million in goodwill and $5.3 million in other intangible assets within the condensed consolidated balance sheet as of January 2, 2010. The acquired other intangible assets from Xtellus consist of core and current technology assets of $4.9 million with a weighted average life of 10 years and customer relationships of $0.4 million with a weighted average life of 6 years.
During the three and six months ended December 27, 2008, the Company recorded an impairment charge of $7.9 million to goodwill in its condensed consolidated statements of operations as management concluded that the carrying value of the net assets assigned to the New Focus and Avalon Photonics AG (Avalon) reporting units exceeded the fair value of the respective reporting units.
A summary of movement in the Company’s goodwill and other intangible assets follows:

		Other Intangible Assets
			Accumulated	Net Book
	Goodwill	Cost	Amortization	Value
	(Thousands)
June 27, 2009	$—	$12,142	$10,191	$1,951
Acquired	25,219	7,095	—	7,095
Amortization	—	—	250	(250)
Exchange rate adjustment	—	(93)	(43)	(50)

January 2, 2010	$25,219	$19,144	$10,398	$8,746

The following table reflects the components of other intangible assets, net at the dates indicated:

	January 2,	June 27,
	2010	2009
	(Thousands)
Supply agreements	$3,228	$3,253
Customer relationships	1,704	719
Customer databases	134	135
Core and current technology	12,594	6,650
Contract backlog	110	—
Patent portfolio	1,374	1,385

	19,144	12,142
Less accumulated amortization	(10,398)	(10,191)

Other intangible assets, net	$8,746	$1,951

Amortization of other intangible assets for the three and six months ended January 2, 2010 is $0.1 million and $0.3 million, respectively. Amortization of other intangible assets for the three months and six months ended December 27, 2008 is $0.2 million and $0.4 million, respectively. Amortization is recorded as an operating expense within the condensed consolidated statements of operations. Estimated future amortization expense of other intangible assets is $0.6 million for the remaining six months of fiscal year 2010, $1.1 million for fiscal year 2011, and $1.0 million for each of the fiscal years 2012 to 2015. Estimated future amortization expense is subject to the Company’s finalization of its purchase accounting for the Xtellus acquisition.
Note 7. Restructuring Liabilities
The following table summarizes activities related to the Company’s restructuring liabilities for the six months ended January 2, 2010:

					Accrued
	Accrued	Amounts			Restructuring
	Restructuring	Charged to	Amounts	Adjustments	Costs at
	Costs at June	Restructuring	Paid or	and	January 2,
	27, 2009	Costs	Written-off	Reversals	2010
	(Thousands)
Lease cancellations and commitments	$8,320	$783	$(2,663)	$—	$6,440
Termination payments to employees and related costs	4,719	2,204	(5,831)	92	1,184

Total accrued restructuring charges	13,039	$2,987	$(8,494)	$92	7,624

Less non-current accrued restructuring charges	(3,554)				(500)

Accrued restructuring charges included within accrued expenses and other liabilities	$9,485				$7,124

During the three and six months ended January 2, 2010, the Company accrued approximately $0.1 million and $0.3 million, respectively, in restructuring accruals for employee separation charges related to its acquisition of Newport’s high power laser diodes business. The Company expects to incur between $0.7 million and $1.0 million in total restructuring costs in fiscal year 2010 in connection with the transfer of the high power laser diodes business’ manufacturing operations from Tucson, Arizona to the Company’s European manufacturing facilities.
During the three and six months ended January 2, 2010, the Company accrued approximately $1.1 million and $1.9 million, respectively, in restructuring accruals for employee separation charges related to the overhead cost reduction plan initiated upon the merger with Avanex. During the three and six months ended January 2, 2010, the Company made payments of $0.1 million and $0.3 million, respectively, related to lease cancellations and $1.4 million and $5.8 million, respectively, related to employee separation charges.

In addition, during the three and six months ended January 2, 2010, the Company accrued approximately $0.2 million and $0.3 million, respectively, for restructuring accruals related to facilities assumed from Avanex as part of the merger (legacy facilities), and made payments of $0.9 million and $1.7 million during the same respective time periods, to cover the costs of exiting these legacy facilities.
During the three and six months ended January 2, 2010, the Company continued to make payments in connection with earlier plans of restructuring and cost reduction efforts, including payments of $0.5 million and $0.7 million, respectively, for lease commitments.
Note 8. Credit Facility
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
As of January 2, 2010 and June 27, 2009, there were no amounts outstanding under the Amended Credit Agreement. As of January 2, 2010, the Company was in compliance with all covenants under the Amended Credit Agreement.
At January 2, 2010 and June 27, 2009, there were $1.3 million and $0.3 million, respectively, in outstanding standby letters of credit with a vendor secured under the Amended Credit Agreement. The outstanding standby letter of credit for $0.3 million expires in February 2010 and the standby letter of credit for $1.0 million expires in April 2010.
Note 9. Commitments and Contingencies
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

The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2010	2008	2010	2008
	(Thousands)
Warranty provision — beginning of period	$2,317	$2,594	$2,228	$2,598
Warranties assumed in acquisitions	93	—	248	—
Warranties issued	928	694	1,700	1,622
Warranties utilized or expired	(821)	(727)	(1,664)	(1,488)
Currency translation adjustment	(31)	(387)	(26)	(558)

Warranty provision — end of period	$2,486	$2,174	$2,486	$2,174

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
The parties have reached a global settlement of the litigation. On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement. Under the settlement, the insurers will pay the full amount of the settlement share allocated to New Focus, Bookham Technology and Avanex, and New Focus, Bookham Technology and Avanex will bear no financial liability. New Focus, Bookham Technology and Avanex, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. Certain objectors have appealed the Court’s October 5, 2009 order to the Second Circuit Court of Appeals certifying the settlement class. If for any reason the settlement does not become effective, we believe that Bookham Technology, New Focus and Avanex have meritorious defenses to the claims and therefore believe that such claims will not have a material effect on our financial position, results of operations or cash flows.
On February 13, 2009, Bijan Badihian filed a complaint against Avanex Corporation, its then-CEO Giovanni Barbarossa, then interim CFO Mark Weinswig and Jaime Thayer, an administrative assistant, in the Superior Court for the State of California, Los Angeles County. The complaint alleged, among other things, that the July 7, 2008 press release misrepresented the reason for the termination of Avanex’s former CEO, Dr. Jo Major, and that plaintiff was thereby induced to hold onto his shares in Avanex. The complaint asserted claims against all defendants for (1) intentional misrepresentation; (2) negligent misrepresentation; and (3) fraudulent concealment; and against Avanex, Barbarossa, and Weinswig for (4) breach of fiduciary duty. The original complaint sought damages in excess of $5 million. On June 8, 2009, after defendants filed a demurrer, plaintiff filed a First Amended Complaint adding as defendants Oclaro, Inc. as successor to Avanex, and

Paul Smith, who was Chairman of the Avanex Board of Directors. The First Amended Complaint alleges that beginning from July 7, 2008 to October 25, 2008, Avanex made a series of statements to him designed to induce him not to sell his shares in Avanex. The amended complaint alleges six causes of action against all defendants: (1) intentional misrepresentation; (2) negligent misrepresentation; (3) fraudulent concealment; (4) constructive fraud; (5) intentional infliction of emotional distress; and (6) negligent infliction of emotional distress. The complaint seeks approximately $5 million in compensatory damages and an unspecified amount of punitive damages and costs. On August 18, 2009, Defendants filed a demurrer to the First Amended Complaint seeking dismissal of the intentional and negligent infliction of emotional distress claims and the dismissal of Jaime Thayer as a defendant. In September 2009 the court granted in part and denied in part the demurrer, dismissing all claims against Jaime Thayer but denying the remainder of the demurrer. Discovery is continuing. A trial date has been set for June 29, 2010.
On May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. The action alleges infringement of United States Patent Nos. 5,410,625 and 5,428,698 and seeks a permanent injunction against all products found to infringe those patents, unspecified damages, costs, attorneys’ fees and other expenses. On July 16, 2009, Oclaro filed an answer to the complaint and stated counterclaims against QinetiQ Limited for judgments of invalidity and unenforceability of the patents-in-suit and seeking costs, attorney’s fees, and other expenses. On August 7, 2009, QinetiQ Limited requested that the District Court dismiss Oclaro’s unenforceability counterclaims and strike two of Oclaro’s affirmative defenses. On August 24, 2009, Oclaro filed its brief opposing QinetiQ’s request. On August 14, 2009, Oclaro filed a Motion to Transfer Venue, requesting that the action be transferred to the Northern District of California. On December 18, 2009, the District Court for the District of Delaware granted Oclaro’s Motion to Transfer Venue and transferred the action to the Northern District of California. Oclaro believes the claims asserted against it by QinetiQ are without merit and will continue to defend itself vigorously.
Note 10. Stockholders’ Equity
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

	January 2, 2010	June 27, 2009
	(Thousands)
Accumulated other comprehensive income:
Unrealized loss on currency instruments designated as hedges	$(214)	$(545)
Currency translation adjustments	31,889	31,443
Unrealized gain on short-term investments	—	7

	$31,675	$30,905

Note 11. Employee Stock Plans
Under the Company’s Amended and Restated 2004 Stock Incentive Plan there are approximately 5.4 million shares of the Company’s common stock available for grant as of January 2, 2010. The Company generally grants stock options that vest over a four to five year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by the Company’s Board of Directors.
On November 2, 2009, the Company filed a “Tender Offer Statement” on Schedule TO with the Securities and Exchange Commission (SEC), which related to an offer by the Company to certain of its employees to exchange some or all of their outstanding options to purchase the Company’s common stock for fewer replacement stock options with exercise prices equal to $1.36, the closing price per share of the Company’s common stock on December 2, 2009, the date of grant and the last day of the tender offer (the Offer). A stock option was eligible for exchange in the Offer if: (i) it had an exercise price of at least $2.00 per share; (ii) it was granted at least 12 months prior to the commencement of the Offer; (iii) it was held by an employee who was eligible to participate in the Offer and (iv) it remained outstanding (i.e., unexpired and unexercised) as of the date of grant of the replacement options (Eligible Options). The Company made the Offer to all of the U.S. and international employees of the Company and its subsidiaries who hold Eligible Options (Eligible Employees), except for (i) members of the Company’s Board of Directors and (ii) the Company’s named executive officers. As of December 2, 2009, Eligible Employees surrendered approximately 3.9 million Eligible Options with a weighted-average exercise price of $7.51 in exchange for approximately 1.8 million replacement stock options with an exercise price of $1.36.

The fair value of the replacement options granted was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the new options granted. The incremental compensation cost of the new options granted was measured as the excess of the fair value of the new options granted over the fair value of the original options immediately before cancellation. The total remaining unrecognized compensation expense related to the original options will be recognized over the remaining requisite service period of the original options while the incremental compensation cost of $20,000 for the new options granted will be recognized over the two to three year service periods.
During the three months ended January 2, 2010, the Company reduced its shares available for grant by 3.7 million shares, of which 3.0 million shares available for grant were cancelled in connection with the Offer and 0.7 million shares available for grant were cancelled upon the expiration of the Avanex Corporation 1998 Stock Plan in December 2009.
The following table summarizes the combined activity under all of the Company’s equity incentive plans for the six months ended January 2, 2010:

	Shares	Stock	Weighted-	Restricted Stock	Weighted-
	Available	Options	Average	Awards / Units	Average Grant
	For Grant	Outstanding	Exercise Price	Outstanding	Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at June 27, 2009	12,803	16,176	$4.20	2,154	$0.83
Granted	(7,682)	4,831	$0.85	2,851	$1.36
Granted in connection with tender offer	(1,771)	1,771	$1.36	—	—
Exercised or released	—	(87)	$0.68	(1,007)	$0.74
Cancelled or forfeited	2,243	(2,136)	$5.14	(149)	$0.84
Cancelled in connection with tender offer	3,521	(3,883)	$7.51	—	—
Reduction in available for grant	(3,718)	—	—	—	—

Balances at January 2, 2010	5,396	16,672	$2.07	3,849	$1.25

Supplemental disclosure information about the Company’s stock options outstanding as of January 2, 2010 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(Thousands)		(Years)	(Thousands)
Options exercisable at January 2, 2010	4,230	$5.27	5.9	$1,057
Options outstanding at January 2, 2010	16,672	$2.07	8.2	$8,144
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $1.47 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 1.0 million shares of common stock subject to in-the-money options which were exercisable as of January 2, 2010. The Company settles employee stock option exercises with newly issued shares of common stock.
Note 12. Stock-based Compensation
The Company accounts for stock-based compensation under ASC 718, Compensation — Stock Compensation, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on the grant date fair value of such share-based awards. The application of ASC 718 requires the Company’s management to make judgments in the determination of inputs into the Black-Scholes-Merton stock option pricing model which the Company uses to determine the grant date fair value of stock options it grants. This model requires assumptions to be made related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. While the risk-free interest rate is a less subjective assumption, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment, which makes them critical accounting estimates.

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
The assumptions used to value stock option grants for the three and six months ended January 2, 2010 and December 27, 2008 are as follows:

	Three Months Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2010	2008	2010	2008
Expected life	4.5 years	4.5 years	4.5 years	4.5 years
Risk-free interest rate	2.1%	2.3%	2.2%	3.1%
Volatility	95.6%	82.9%	99.9%	70.4%
Dividend yield	—	—	—	—
The amounts included in cost of revenues and operating expenses for stock-based compensation expenses for the three and six months ended January 2, 2010 and December 27, 2008 were as follows:

	Three Months Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2010	2008	2010	2008
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$219	$261	$414	$624
Research and development	290	204	499	434
Selling, general and administrative	522	476	1,038	1,001
Income from discontinued operations	—	83	—	182

	$1,031	$1,024	$1,951	$2,241

Stock-based compensation by type of award:
Stock options	$838	$842	$1,628	$1,669
Restricted stock awards	258	150	437	430
Inventory adjustment to cost of revenues	(65)	32	(114)	142

	$1,031	$1,024	$1,951	$2,241

As of January 2, 2010 and June 27, 2009, the Company had capitalized approximately $0.3 million and $0.2 million, respectively, of stock-based compensation as inventory.
Note 13. Income Taxes
The Company’s total amount of unrecognized tax benefits as of January 2, 2010 and June 27, 2009 was approximately $2.5 million. For the six months ended January 2, 2010, the Company had $0.2 million in unrecognized tax benefits that, if recognized, would affect its effective tax rate. No unrecognized tax positions presently exist for which it is reasonably possible that the statute of limitations will expire in various jurisdictions within the next twelve months.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. As of January 2, 2010, the Company has accrued approximately $33,000 for payment of interest and penalties related to unrecognized tax benefits.
The Company files U.S. federal, U.S. state and foreign tax returns and has determined its major tax jurisdictions are the United States, the United Kingdom, Italy, France and China. Certain jurisdictions remain open to examination by the appropriate governmental agencies; U.S. federal, Italy, France and China tax years 2004 to 2008, various U.S. states tax years 2003 to 2008, and the United Kingdom tax years 2002 to 2008. The Company is not currently under audit in any major jurisdiction with the exception of France, which is going to be audited by French tax authority beginning January 19, 2010 for the period from April 16, 2007, the inception date, through June 30, 2009. Management does not anticipate any significant adjustments to its financial position or results of operations as a result of any such examination.

Note 14. Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2010	2008	2010	2008
	(Thousands,except per share amounts)
Net income (loss)	$(2,479)	$(6,461)	$1,566	$(4,268)

Weighted-average shares — basic	189,901	100,339	188,119	100,209
Effect of dilutive potential common shares from:
Stock options	—	—	3,955	—
Restricted stock awards	—	—	1,674	—
Obligations under escrow agreement	—	—	403	—

Weighted-average shares — diluted	189,901	100,339	194,151	100,209

Basic net income (loss) per share	$(0.01)	$(0.06)	$0.01	$(0.04)
Diluted net income (loss) per share	$(0.01)	$(0.06)	$0.01	$(0.04)
Anti-dilutive potential common shares excluded	32,240	18,952	22,729	18,481
Basic earnings per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted earnings per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and obligations under escrow agreements during such period. For the three months ended January 2, 2010 and for the three and six months ended December 27, 2008, there were no stock options, unvested restricted stock awards, warrants or obligations under escrow agreements factored into the computation of diluted shares outstanding since the Company incurred a net loss in these periods and their inclusion would be anti-dilutive.
For the six months ended January 2, 2010, the Company excluded 22.7 million outstanding stock options and warrants from the calculation of diluted net income per share because their effect would have been anti-dilutive.
Note 15. Comprehensive Income (Loss)
For the three and six months ended January 2, 2010 and December 27, 2008, the Company’s comprehensive income (loss) was primarily comprised of the Company’s net income (loss), the change in the unrealized gain (loss) on currency instruments designated as hedges, and unrealized gain (loss) on short-term investments and foreign currency translation adjustments.
The components of comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2010	2008	2010	2008
	(Thousands)
Net income (loss)	$(2,479)	$(6,461)	$1,566	$(4,268)
Other comprehensive income (loss):
Unrealized gain (loss) on currency instruments designated as hedges	354	(2,982)	331	(4,023)
Currency translation adjustments	(1,101)	(8,903)	446	(15,315)
Unrealized gain (loss) on short-term investments	—	61	(7)	44

Comprehensive income (loss)	$(3,226)	$(18,285)	$2,336	$(23,562)

Note 16. Operating Segments and Related Information
The Company is organized and operates as two operating segments: (i) telecom and (ii) advanced photonics solutions. The telecom segment is responsible for the design, development, chip and filter level manufacturing, marketing and selling of optical components products to telecommunications systems vendors. The advanced photonics solutions segment is responsible for the design, manufacture, marketing and selling of optics and photonics solutions for markets including material processing, printing, medical, and consumer applications.
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
Segment information, presented for continuing operations for the three months ended January 2, 2010 and December 27, 2008 is as follows:

	Three Months Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2010	2008	2010	2008
	(Thousands)
Net revenues:
Telecom	$82,178	$37,966	$156,444	$90,875
Advanced photonics solutions	11,396	5,409	22,240	11,930

Consolidated net revenues	$93,574	$43,375	$178,684	$102,805

	Three Months Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2010	2008	2010	2008
	(Thousands)
Operating loss
Telecom	$(1,189)	$(6,240)	$(1,541)	$(7,173)
Advanced photonics solutions	(596)	(82)	(934)	(955)

Total segment operating loss	(1,785)	(6,322)	(2,475)	(8,128)
Stock-based compensation	1,031	941	1,951	2,059
Legal settlements	—	308	—	124
(Gain) loss on sale of property and equipment	(71)	(8)	(603)	8
Impairment of goodwill and other intangible assets	—	7,881	—	7,881

Consolidated operating loss	$(2,745)	$(15,444)	$(3,823)	$(18,200)

The following table shows revenues by geographic area based on the delivery locations of the Company’s products:

	Three Months Ended		Six Months Ended
	January 2,	December 27,	January 2,	December 27,
	2010	2008	2010	2008
	(Thousands)
United States	$17,462	$7,792	$34,987	$21,950
Canada	3,748	3,151	8,739	7,806
Europe	22,840	11,342	42,993	24,760
Asia	42,998	18,004	78,558	38,183
Rest of world	6,526	3,086	13,407	10,106

	$93,574	$43,375	$178,684	$102,805

The following table sets forth the Company’s long-lived tangible assets by geographic region as of the dates indicated:

	January 2,	June 27,
	2010	2009
	(Thousands)
United States	$9,047	$2,252
Canada	167	185
Europe	7,403	7,390
Asia	17,428	20,048

	$34,045	$29,875

Significant Customers and Concentration of Credit Risk
For the three months ended January 2, 2010, Huawei Technologies Co., Ltd. (Huawei) accounted for 15 percent of the Company’s revenues. For the three months ended December 27, 2008, Huawei accounted for 17 percent, Nortel Networks Corporation (Nortel) accounted for 15 percent and Cisco Systems Inc. (Cisco) accounted for 10 percent of the Company’s revenues.
For the six months ended January 2, 2010, Huawei accounted for 14 percent of the Company’s revenues. For the six months ended December 27, 2008, Nortel accounted for 18 percent and Huawei accounted for 16 percent of the Company’s revenues.
As of January 2, 2010, Huawei accounted for 21 percent of accounts receivable. As of June 27, 2009, Huawei and Alcatel-Lucent each accounted for 15 percent of accounts receivable.
In fiscal year 2009 the Company issued billings of (i) $4.1 million for products that were shipped to Nortel, but for which payment was not received prior to Nortel’s bankruptcy filing on January 14, 2009, and (ii) $1.3 million for products that were shipped to a contract manufacturer for which payment might not have been received due to the Nortel bankruptcy filing. As a result, an aggregate of $5.4 million in revenue was deferred, and therefore was not recognized as revenues or accounts receivable in the condensed consolidated financial statements at the time of such billings, as the Company determined that such amounts were not reasonably assured of collectability in accordance with its revenue recognition policy. During the third quarter of fiscal 2009, the Company recognized revenues of $0.6 million from Nortel and $1.3 million from the related contract manufacturer upon receipt of payment for billings which had been previously deferred. In the fourth quarter of fiscal 2009, Nortel returned $0.8 million in products to the Company which had been shipped to Nortel prior to the bankruptcy filing and which had not been paid for by Nortel. As of January 2, 2010 and June 27, 2009, the Company had remaining contractual receivables from Nortel totaling $3.1 million associated with product shipments deferred as a result of Nortel’s January 14, 2009 bankruptcy filing, including $0.4 million assumed in the merger with Avanex, which are not reflected in the accompanying condensed consolidated balance sheets.
Note 17. Subsequent Events
For the quarterly period ended January 2, 2010, the Company has reviewed its operations through February 16, 2010, the date it filed its Quarterly Report on Form 10-Q with the SEC, for any events or transactions subsequent to January 2, 2010 that may require recognition or disclosure in the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. These forward-looking statements include statements concerning (i) the impact of the acquisition of Avanex Corporation (Avanex), the exchange of assets with Newport Corporation (Newport), and the acquisition of Xtellus Inc. (Xtellus) on the combined entity’s financial results, including without limitation, accretion, gross margin, operating income, and cash usage, (ii) sources for improvement of gross margin and operating expenses, including supply chain synergies, optimizing mix of product offerings, transition to higher margin product offerings, benefits of combined research and development and sales organizations and single public company costs, (iii) the expected financial opportunities after the Avanex merger, the exchange of assets with Newport, the Xtellus acquisition and the expected synergies related thereto, (iv) opportunities to grow in adjacent markets, (v) statements containing the words “target,” “believe,” “plan,” “anticipate,” “expect,” “estimate,” “will,” “should,” “ongoing,” and similar expressions and (vi) the assumptions underlying such statements. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including the impact of continued uncertainty in world financial markets and the resulting reduction in demand for our products, the future performance of Oclaro, Inc. following the closing of the merger with Avanex, the exchange of assets with Newport and the acquisition of Xtellus, the inability to realize the expected benefits and synergies as a result of the of the merger with Avanex, the exchange of assets with Newport and the acquisition of Xtellus, increased costs related to downsizing and compliance with regulatory requirements in connection with such downsizing, and the limited availability of credit or opportunity for equity-based financing. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. The factors discussed in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q also identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
Overview
We are a provider of high performance optical components, modules and subsystems to the telecommunications (telecom) market, and believe we are one of the largest providers into metro and long haul network applications. We leverage proprietary core technologies and vertically integrated product development to provide our telecommunications customers with cost-effective and innovative optical solutions through the transmission products, regeneration and optical routing products, and wavelength selective switch products of our telecom segment. We also have an advanced photonics solutions division that is chartered with diversification and growth into new markets, leveraging our brand, chip design and manufacturing expertise. We are a global company with chip fabrication facilities in the United Kingdom (U.K.), Switzerland and Italy, as well as in Arizona on a temporary basis during the transition of manufacturing related activities acquired from Newport Corporation (Newport) on July 4, 2009 to our European facilities over the upcoming quarters; manufacturing sites in the United States, Thailand, China and South Korea; and research and development teams in the United States, U.K., Switzerland, Italy, China and Israel.
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
On July 4, 2009, we closed a transaction with Newport, under which we sold Newport the assets and liabilities of the New Focus business of Oclaro Photonics, Inc., which was in our advanced photonics solutions division, and in exchange we received the assets of the high power laser diodes business of Newport, which is now part of our advanced photonics solutions division. We also received $3.0 million in cash proceeds in the transaction, which is expected to fund the substantial portion of related transition and integration costs. For accounting purposes, during the three months ended September 26, 2009, we recorded a $1.4 million gain from the sale of the New Focus business and a $5.3 million gain on bargain purchase from the acquisition of Newport’s high power laser diodes business. In the second quarter of fiscal 2010, we completed our purchase accounting related to this transaction. Adjustments recorded in the second fiscal quarter were reflected retrospectively as if they had been recorded as of the acquisition date. We expect the acquisition to leverage our existing state-of-the art global manufacturing infrastructure and lower certain of our product costs, including the costs of certain of our transmission products, as a result of operating efficiencies achieved through economies of scale and greater factory utilization.
On December 17, 2009, we acquired Xtellus Inc. (Xtellus). Pursuant to the acquisition agreement, Oclaro issued 23.4 million shares of its common stock, a portion of which is being held in escrow for 18 months to support Xtellus’ indemnification obligations to Oclaro. Under the terms of the acquisition agreement, we also provide for a value protection guarantee whereby stockholders of Xtellus are entitled to receive up to $7.0 million in additional consideration if Oclaro’s common stock trades below certain levels at the end of calendar 2010 and if revenue from Xtellus products is more than $17.0 million in calendar 2010. For accounting purposes, the total consideration in connection with the acquisition is $32.7 million. In connection with this acquisition we recorded $25.2 million in goodwill. We intend to finalize our purchase accounting with respect to the Xtellus acquisition by the fourth quarter of fiscal 2010. Any adjustments recorded in the third or fourth quarter of fiscal 2010 will be retrospectively presented in the Company’s condensed consolidated financial statements as though they had been recorded as of the acquisition date.
Recent Accounting Pronouncements
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
Application of Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of our financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses and other financial information. Actual results may differ significantly from those based on our estimates and judgments or could be materially different if we used different assumptions, estimates or conditions. In addition, our financial condition and results of operations could vary due to a change in the application of a particular accounting standard.
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

Results of Operations
The following tables set forth our condensed consolidated results of operations for the three and six month periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	January 2, 2010		December 27, 2008		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$93,574	100.0	$43,375	100.0	$50,199	115.7
Cost of revenues	68,715	73.4	36,971	85.2	31,744	85.9

Gross profit	24,859	26.6	6,404	14.8	18,455	288.2

Operating expenses:
Research and development	9,675	10.3	5,786	13.3	3,889	67.2
Selling, general and administrative	14,835	15.9	7,574	17.5	7,261	95.9
Amortization of intangible assets	125	0.1	178	0.4	(53)	(29.8)
Restructuring, merger and related costs	3,040	3.3	129	0.3	2,911	2,256.6
Legal settlements	—	—	308	0.7	(308)	n/m (1)
Impairment of goodwill and other intangible assets	—	—	7,881	18.2	(7,881)	n/m (1)
Gain on sale of property and equipment	(71)	(0.1)	(8)	—	(63)	787.5

Total operating expenses	27,604	29.5	21,848	50.4	5,756	26.3

Operating loss	(2,745)	(2.9)	(15,444)	(35.6)	12,699	(82.2)
Other income (expense):
Interest income	2	—	201	0.5	(199)	(99.0)
Interest expense	(33)	—	(196)	(0.5)	163	(83.2)
Gain on foreign currency translation	793	0.8	9,866	22.7	(9,073)	(92.0)
Other income (expense)	28	—	(95)	(0.2)	123	n/m (1)

Total other income (expense)	790	0.8	9,776	22.5	(8,986)	(91.9)

Loss from continuing operations before income taxes	(1,955)	(2.1)	(5,668)	(13.1)	3,713	(65.5)
Income tax provision	524	0.5	36	0.1	488	1,355.6

Loss from continuing operations	(2,479)	(2.6)	(5,704)	(13.2)	3,225	(56.5)
Loss from discontinued operations, net of tax	—	—	(757)	(1.7)	757	n/m (1)

Net loss	$(2,479)	(2.6)	$(6,461)	(14.9)	$3,982	(61.6)

(1)	Not meaningful.

	Six months Ended					Increase
	January 2, 2010		December 27, 2008		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$178,684	100.0	$102,805	100.0	$75,879	73.8
Cost of revenues	131,834	73.8	81,748	79.5	50,086	61.3

Gross profit	46,850	26.2	21,057	20.5	25,793	122.5

Operating expenses:
Research and development	18,689	10.4	12,615	12.3	6,074	48.1
Selling, general and administrative	27,798	15.6	16,639	16.2	11,159	67.1
Amortization of intangible assets	250	0.1	375	0.3	(125)	(33.3)
Restructuring, merger and related costs	4,539	2.5	1,615	1.6	2,924	181.1
Legal settlements	—	—	124	0.1	(124)	n/m	(1)
Impairment of goodwill and other intangible assets	—	—	7,881	7.7	(7,881)	n/m	(1)
(Gain) loss on sale of property and equipment	(603)	(0.3)	8	—	(611)	n/m	(1)

Total operating expenses	50,673	28.3	39,257	38.2	11,416	29.1

Operating loss	(3,823)	(2.1)	(18,200)	(17.7)	14,377	(79.0)
Other income (expense):
Interest income	25	—	444	0.5	(419)	(94.4)
Interest expense	(121)	(0.1)	(324)	(0.3)	203	(62.7)
Gain (loss) on foreign exchange	(483)	(0.3)	16,362	15.9	(16,845)	n/m	(1)
Other income (expense)	5,295	3.0	(695)	(0.7)	5,990	n/m	(1)

Total other income (expense)	4,716	2.6	15,787	15.4	(11,071)	(70.1)

Income (loss) from continuing operations before income taxes	893	0.5	(2,413)	(2.3)	3,306	n/m	(1)
Income tax provision (benefit)	747	0.4	(26)	—	773	n/m	(1)

Income (loss) from continuing operations	146	0.1	(2,387)	(2.3)	2,533	n/m	(1)
Gain (loss) from discontinued operations, net of tax	1,420	0.8	(1,881)	(1.9)	3,301	n/m	(1)

Net income (loss)	$1,566	0.9	$(4,268)	(4.2)	$5,834	n/m	(1)

(1)	Not meaningful.
     Revenues
Revenues for the three months ended January 2, 2010 increased by $50.2 million, or 116 percent, compared to the three months ended December 27, 2008. The increase was primarily related to the inclusion of revenues in fiscal year 2010 generated through the merger with Avanex on April 27, 2009, all of which are associated with our telecom segment. For the three months ended January 2, 2010, revenues in the telecom and advanced photonics solution segments increased by $44.2 million and $6.0 million, respectively, compared to the three months ended December 27, 2008. Our advanced photonics solutions segment increased primarily as a result of classifying $6.8 million in revenues from our New Focus business within discontinued operations for the three months ended December 27, 2008.
For the three months ended January 2, 2010, Huawei Technologies Co., Ltd. (Huawei) accounted for $13.6 million, or 15 percent, of our revenues. For the three months ended December 27, 2008, Huawei accounted for $7.4 million, or 17 percent, of our revenues, Nortel Networks Corporation (Nortel) accounted for $6.7 million, or 15 percent, of our revenues, and Cisco Systems Inc. (Cisco) accounted for $4.3 million, or 10 percent, of our revenues.
Revenues for the six months ended January 2, 2010 increased by $75.9 million, or 74 percent, compared to the six months ended December 27, 2008. The increase was primarily related to the inclusion of revenues in fiscal year 2010 generated through the merger with Avanex on April 27, 2009, all of which are associated with our telecom segment. For the six months ended January 2, 2010, revenues in the telecom and advanced photonics solution segments increased by $65.6 million and $10.3 million, respectively, compared to the six months ended December 27, 2008. Our advanced photonics solutions segment increased primarily as a result of classifying $13.9 million in revenues from our New Focus business within discontinued operations for the six months ended December 27, 2008.

For the six months ended January 2, 2010, Huawei accounted for $24.7 million, or 14 percent, of our revenues. For the six months ended December 27, 2008, Nortel accounted for $18.8 million, or 18 percent, of our revenues and Huawei accounted for $16.4 million, or 16 percent, of our revenues.
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
Our cost of revenues for the three months ended January 2, 2010 increased $31.7 million, or 86 percent, from the three months ended December 27, 2008. The increase was primarily related to the inclusion of cost of revenues in fiscal year 2010 generated through the merger with Avanex on April 27, 2009, which was partially offset by decreases from merger related synergies and realizing the benefits of previous cost reduction efforts described more fully in Note 7 to our condensed consolidated financial statements, appearing elsewhere in this Quarterly Report on Form 10-Q. Cost of revenues for the three months ended January 2, 2010 also reflect a $4.5 million reduction from classifying the cost of revenues associated with the New Focus business within discontinued operations for the three months ended December 27, 2008.
Our cost of revenues for the six months ended January 2, 2010 increased $50.1 million, or 61 percent, from the six months ended December 27, 2008. The increase was primarily related to the inclusion of cost of revenues in fiscal year 2010 generated through the merger with Avanex on April 27, 2009, which was partially offset by decreases from merger related synergies and realizing the benefits of previous cost reduction efforts described more fully in Note 7 to our condensed consolidated financial statements, appearing elsewhere in this Quarterly Report on Form 10-Q. Cost of revenues for the six months ended January 2, 2010, relative to the six months ended December 27, 2008, also reflect a $9.7 million impact from classifying the cost of revenues associated with the New Focus business within discontinued operations for the six months ended December 27, 2008.
The costs associated with the $5.4 million of products shipped to two customers in the second quarter of fiscal 2009, but for which revenue was deferred in accordance with our revenue recognition policy, are fully included in costs of revenues as title to the products passed to the customer upon shipment or delivery, depending on the terms of the individual sale.
     Gross Profit
Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.
Our gross margin rate increased to 27 percent for the three months ended January 2, 2010, compared to 15 percent for the three months ended December 27, 2008. The increase in gross margin rate was primarily due to synergies from the merger with Avanex, including related cost reductions and the internal sourcing of Oclaro components into Avanex products, as well as the impact of other cost reduction efforts during fiscal year 2009. Gross margin for the three months ended January 2, 2010 also increased relative to the three months ended December 27, 2008 due to recognizing the costs associated with the $5.4 million of products shipped to two customers in the three months ended December 27, 2008, but for which revenue was deferred in accordance with our revenue recognition policy.
Our gross margin rate increased to 26 percent for the six months ended January 2, 2010, compared to 21 percent for the six months ended December 27, 2008. The increase in gross margin rate was primarily due to synergies from the merger with Avanex, including related cost reductions and the internal sourcing of Oclaro components into Avanex products, as well as the impact of other cost reduction efforts during fiscal year 2009. Gross margin for the six months ended January 2, 2010 also increased relative to the six months ended December 27, 2008 due to recognizing the costs associated with the $5.4 million of products shipped to two customers in the six months ended December 27, 2008, but for which revenue was deferred in accordance with our revenue recognition policy.

Further synergies from the Avanex merger and the consolidation of the Tucson wafer fabrication facility acquired from Newport into our European facilities, which are expected to take place during the next two fiscal quarters of 2010, are expected to contribute 1.5 to 2.5 percentage points of gross margin improvement.
     Research and Development Expenses
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.
Research and development expenses increased to $9.7 million for the three months ended January 2, 2010 from $5.8 million for the three months ended December 27, 2008. The increase was primarily due to the quarter ended January 2, 2010 being a 14 week quarterly period and an increase in research and development activities in connection with the merger with Avanex on April 27, 2009, as well as the classification of $1.1 million in research and development expenses associated with the New Focus business as discontinued operations for the three months ended December 27, 2008. Personnel-related costs increased to $6.6 million for the three months ended January 2, 2010, compared with $3.4 million for the three months ended December 27, 2008. Other costs, including the costs of design tools and facilities-related costs increased to $3.1 million for the three months ended January 2, 2010, compared with $2.4 million for the three months ended December 27, 2008.
Research and development expenses increased to $18.7 million for the six months ended January 2, 2010 from $12.6 million for the six months ended December 27, 2008. The increase was primarily due to the six month period ended January 2, 2010 being a 27 week period and an increase in research and development activities in connection with the merger with Avanex on April 27, 2009, as well as the classification of $2.2 million in research and development expenses associated with the New Focus business as discontinued operations for the six months ended December 27, 2008. Personnel-related costs increased to $12.4 million for the six months ended January 2, 2010, compared with $7.3 million for the six months ended December 27, 2008. Other costs, including the costs of design tools and facilities-related costs increased to $6.3 million for the six months ended January 2, 2010, compared with $5.3 million for the six months ended December 27, 2008.
Over the coming year, we intend to gradually increase our research and development expenditures towards a target investment level in the range of 12 to 13 percent of revenues, with a bias towards investing in low cost regions where practical.
     Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.
Selling, general and administrative expenses increased to $14.8 million for the three months ended January 2, 2010, from $7.6 million for the three months ended December 27, 2008. The increase was primarily due to the quarter ended January 2, 2010 being a 14 week quarterly period and an increase in costs incurred in connection with the merger with Avanex on April 27, 2009, as well as the classification of $1.4 million in selling, general and administrative expenses associated with the New Focus business as discontinued operations for the three months ended December 27, 2008, and which were partially offset by merger related synergies. Personnel-related costs increased to $8.0 million for the three months ended January 2, 2010, compared with $4.6 million for the three months ended December 27, 2008. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses increased to $6.9 million for the three months ended January 2, 2010, compared with $2.9 million for the three months ended December 27, 2008.
Selling, general and administrative expenses increased to $27.8 million for the six months ended January 2, 2010, from $16.6 million for the six months ended December 27, 2008. The increase was primarily due to the six month period ended January 2, 2010 being a 27 week period and an increase in costs incurred in connection with the merger with Avanex on April 27, 2009, as well as the classification of $3.0 million in selling, general and administrative expenses associated with the New Focus business as discontinued operations for the six months ended December 27, 2008, and which were partially offset by merger related synergies. Personnel-related costs increased to $15.1 million for the six months ended January 2, 2010, compared with $9.5 million for the six months ended December 27, 2008. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses increased to $12.7 million for the six months ended January 2, 2010, compared with $7.2 million for the six months ended December 27, 2008.

     Restructuring, Merger and Related Costs
For the three months ended January 2, 2010 and December 27, 2008, we accrued $1.8 million and $0.1 million, respectively, in expenses for revised estimates related to employee separation charges and costs to exit certain facilities. During the three months ended January 2, 2010, we also recorded $1.2 million for merger-related costs, which include $0.7 million of professional fees and $0.5 million in employee retention payments payable in connection with the acquisition of Xtellus.
For the six months ended January 2, 2010 and December 27, 2008, we accrued $3.0 million and $1.6 million, respectively, in expenses for revised estimates related to employee separation charges and costs to exit certain facilities. During the six months ended January 2, 2010, we also recorded $1.6 million for merger-related costs, which include $1.1 million of professional fees and $0.5 million in employee retention payments payable in connection with the acquisition of Xtellus.
In the remainder of fiscal year 2010, we expect to accrue an additional $0.4 million to $1.0 million in restructuring and related charges in connection with the merger with Avanex, our acquisition of Newport’s high power laser diodes business and fabrication facility in Tucson and the related move of its fabrication activities to Europe, and our acquisition of Xtellus.
     Legal Settlement
For the three months ended December 27, 2008, legal settlement expense of $0.3 million represents legal fees incurred in connection with the settlement of outstanding litigation with JDS Uniphase Corporation, which occurred on April 10, 2009.
For the six months ended December 27, 2008, legal settlement expense of $0.1 million represents $0.3 million of legal fees incurred in connection with the settlement of outstanding litigation with JDS Uniphase Corporation, partially offset by a $0.2 million benefit from a settlement of a legal action in connection with our sale of land in Swindon, U.K. to a third party in 2005.
     Impairment of Goodwill and Other Intangible Assets
During the three month period ended December 27, 2008, we saw indicators of potential impairment of our goodwill, including the impact of the current general economic downturn on our future prospects and the continued decline of our current market capitalization, which caused us to conduct a preliminary interim goodwill impairment analysis. Based on our preliminary calculations, we determined that the goodwill in our New Focus and Avalon reporting units was in fact impaired. We recorded an estimate of $7.9 million for the impairment loss in our condensed consolidated statement of operations for the three and six months ended December 27, 2008 as we concluded that the loss was probable and the amount of the loss was reasonably determinable.
     (Gain)Loss on Sale of Property and Equipment
For the six months ended January 2, 2010, we recorded a gain of $0.6 million related to the sale of certain fixed assets in Villebon, France made surplus in connection with the closing of that facility.
     Other Income (Expense)
Other income (expense) for the three months ended January 2, 2010 decreased by $9.0 million compared to the three months ended December 27, 2008. This was primarily related to a $9.1 million decrease in gain from the re-measurement of short term receivables and payables for fluctuations in the U.S. dollar relative to our other local functional currencies during the corresponding periods between certain of our wholly-owned international subsidiaries. The three months ended December 27, 2008 also included a $0.1 million expense related to the fair value impairment of our short-term investment in a debt security of Lehman Brothers Holdings, Inc. (Lehman).
Other income (expense) for the six months ended January 2, 2010 decreased by $11.1 million compared to the six months ended December 27, 2008. This was primarily related to a $16.8 million decrease in gain (loss) from the re-measurement of short term receivables and payables for fluctuations in the U.S. dollar relative to our other local functional currencies during the corresponding periods between certain of our wholly-owned international subsidiaries. This was partially offset by a gain of $5.3 million from the bargain purchase of the high power laser diodes business from Newport on July 4, 2009. The six months ended December 27, 2008 also included a $0.7 million expense related to the fair value impairment of our short-term investment in a debt security of Lehman.

     Income Tax Provision (Benefit)
For the three and six months ended January 2, 2010, our income tax provision of $0.5 million and $0.7 million, respectively, primarily relates to income taxes on our manufacturing operations in Italy and China. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in prior periods, we have provided a full valuation allowance against our net deferred tax assets at January 2, 2010 and June 27, 2009.
     Income (Loss) From Discontinued Operations
During the six months ended January 2, 2010, we recorded income of $1.4 million from discontinued operations from the sale of the New Focus business. For the three and six months ended December 27, 2008, we recorded a loss of $0.8 million and $1.9 million, respectively, related to the operations of the New Focus business during that period.
Liquidity and Capital Resources
     Cash Flows from Operating Activities

	Six Months Ended
	January 2,	December 27,
	2010	2008
	(Thousands)
Net income (loss)	$1,566	$(4,268)
Non-cash adjustments:
Accretion on short-term investments	22	(102)
Amortization of deferred gain on sale-leaseback	(466)	(486)
Depreciation and amortization	5,736	6,720
(Gain) loss on sale of property and equipment	(603)	8
Gain from bargain purchase	(5,267)	—
Gain on sale of New Focus business	(1,420)	—
Impairment of goodwill and other intangible assets	—	7,881
Impairment (recovery) of short-term investments	(28)	706
Stock-based compensation expense	1,951	2,241

Total non-cash adjustments	(75)	16,968
Change in operating assets and liabilities	(5,048)	(3,010)

Net cash provided by (used in) operating activities	$(3,557)	$9,690

Net cash used in operating activities for the six months ended January 2, 2010 was $3.6 million, resulting from the net income of $1.6 million, offset by a decrease in our net operating assets and liabilities of $5.0 million. The $5.0 million decrease resulting from the change in operating assets and liabilities is comprised of cash used by an accounts receivable increase of $10.2 million, a prepaid expenses and other current assets increase of $1.2 million and an accrued expenses and other liabilities decrease of $7.3 million, partly offset by cash generated from inventory decreases of $5.5 million, other non-current assets decreases of $1.6 million, and accounts payable increases of $6.6 million.
Net cash provided by operating activities for the six months ended December 27, 2008 was $9.7 million, resulting from non-cash adjustments of $17.0 million, primarily consisting of a $7.9 million charge for impairment of goodwill, $6.7 million of expense related to depreciation and amortization of certain assets and $2.2 million of expense related to stock-based compensation. These were partially offset by a net loss of $4.3 million, and a decrease in cash from a net change in our operating assets and liabilities of $3.0 million due to an increase in inventories of $0.8 million and a decrease in accounts payable of $5.3 million, partially offset by decreases in accounts receivable of $1.7 million and prepaid expenses and other current assets of $0.8 million.
     Cash Flows from Investing Activities
Net cash provided by investing activities for the six months ended January 2, 2010 was $10.8 million, primarily consisting of $9.3 million in sales and maturities of available-for-sale investments, $3.0 million in cash proceeds from the exchange of assets with Newport, $0.3 million in cash proceeds from the acquisition of Xtellus, and $0.7 million in proceeds from the sale of certain fixed assets, which were partially offset by $2.4 million used in capital expenditures.

Net cash provided by investing activities in the six month period ended December 27, 2008 was $2.1 million, primarily consisting of $15.4 million in sales and maturities of available-for-sale investments and $0.6 million from the release of restricted cash, which were partially offset by $6.9 million in purchases of available-for-sale investments and $6.9 million used in capital expenditures.
     Cash Flows from Financing Activities
There were no significant cash flows from financing activities for the six months ended January 2, 2010 or the six months ended December 27, 2008.
Effect of Exchange Rates on Cash and Cash Equivalents for the Six Months Ended January 2, 2010 and December 27, 2008
The effect of exchange rates on cash and cash equivalents for the six months ended January 2, 2010 was a minimal increase, primarily consisting of $0.3 million in net gain due to the revaluation of foreign currency denominated cash balances to the functional currency of the respective subsidiaries, offset by a loss of approximately $0.3 million related to the revaluation of U.S. dollar denominated operating intercompany receivables on the books of our U.K. subsidiary.
The effect of exchange rates on cash and cash equivalents for the six months ended December 27, 2008 was a decrease of $9.3 million, primarily consisting of approximately $2.2 million in net gain due to the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries, a gain of approximately $6.3 million related to the revaluation of U.S. dollar denominated operating intercompany receivables on the books of our U.K. subsidiary, and a gain of approximately $0.9 million related to the revaluation of foreign currency denominated operating intercompany receivables on the books of our Shenzhen subsidiary.
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
As of January 2, 2010 and June 27, 2009, there were no amounts outstanding under the Amended Credit Agreement. As of January 2, 2010, we were in compliance with all covenants under the Amended Credit Agreement.
At January 2, 2010 and June 27, 2009, there were $1.3 million and $0.3 million, respectively, in outstanding standby letters of credit with a vendor secured under the Amended Credit Agreement. The standby letter of credit for $0.3 million expired in February 2010 and the standby letter of credit for $1.0 million expires in April 2010.
     Future Cash Requirements
As of January 2, 2010, we held $51.7 million in cash and cash equivalents and $4.3 million in restricted cash. We expect that our cash generated from operations, together with our current cash balances and amounts expected to be available under our Amended Credit Agreement, which are based on a percentage of eligible accounts receivable (as defined in the Amended Credit Agreement) at the time the advance is requested, will provide us with sufficient financial resources in order to operate as a going concern through at least the four fiscal quarters subsequent to the fiscal quarter ended January 2, 2010. To strengthen our financial position, in the event of unforeseen circumstances, or in the event needed to fund growth in future financial periods, we may raise additional funds by any one or a combination of the following: issuing equity securities, debt or convertible debt or the sale of certain product lines and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.
From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses, such as our mergers with Avanex and Xtellus and our exchange of assets agreements with Newport, and we continue to consider potential acquisition candidates. Any such transactions could involve the issuance of a significant number of new equity securities, debt, and/or cash consideration. We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity securities or borrowings. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.

     Risk Management — Foreign Currency Risk
As our business is multinational in scope, we are increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. In the future we expect that a majority of our revenues will be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses could affect our operating results. This includes the Chinese yuan, the Swiss franc, the Thai baht and the Euro, in which we pay expenses in connection with operating our facilities in Shenzhen, China; Zurich, Switzerland; Bangkok, Thailand and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of January 2, 2010, we held eighteen outstanding foreign currency forward exchange contracts with a notional value of $19.5 million which include put and call options which expire, or expired, at various dates from January 2010 to December 2010. During the three and six months ended January 2, 2010, we recorded net losses of $0.4 million and $0.7 million, respectively, in our condensed consolidated statements of operations in connection with foreign exchange contracts that expired during the periods. As of January 2, 2010 we have recorded an unrealized loss of $0.2 million to accumulated other comprehensive income in connection with marking these contracts to fair value.
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
Interest Rates
We finance our operations through a mixture of the issuance of equity securities, finance leases, working capital and by drawing on the Amended Credit Agreement. Our only exposure to interest rate fluctuations is on our cash deposits and for amounts borrowed under the Amended Credit Agreement. As of January 2, 2010 and June 27, 2009, there were no amounts outstanding under the Amended Credit Agreement. As of January 2, 2010 and June 27, 2009, we had $1.3 million and $0.3 million, respectively, in outstanding standby letters of credits with a vendor secured under the Amended Credit Agreement.
We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is generally invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts. We believe our interest rate risk is immaterial.

Foreign currency
As our business has grown and become multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States in 2004, and our movement of certain functions, including assembly and test operations, from the United Kingdom to China, in the future we expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese yuan, the Korean won, the Israeli shekel, the Swiss franc, the Thai baht and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen, China; Daejeon, South Korea; Jerusalem, Israel; Zurich, Switzerland; Bangkok, Thailand and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.
As of January 2, 2010, our U.K. subsidiary had $24.9 million, net, in U.S. dollar denominated operating intercompany payables and $42.9 million in U.S. dollar denominated accounts receivable related to sales to external customers. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $1.8 million (U.S. dollar strengthening), or loss of $1.8 million (U.S. dollar weakening) on the translation of these receivables, which would be recorded as gain (loss) on foreign exchange in our condensed consolidated statement of operations.
Hedging Program
We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling. We do not currently hedge our exposure to the Chinese yuan, Korean won, Israeli shekel, Swiss franc, Thai baht or Euro, but we may in the future if conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of January 2, 2010, we held eighteen outstanding foreign currency forward exchange contracts with a notional value of $19.5 million which include put and call options which expire, or expired, at various dates from January 2010 to December 2010 and we have recorded an unrealized loss of $0.2 million to accumulated other comprehensive income in connection with marking these contracts to fair value. It is estimated that a 10 percent fluctuation in the dollar between January 2, 2010 and the maturity dates of the put and call instruments underlying these contracts would lead to a profit of $0.4 million (U.S. dollar weakening) or loss of zero dollars (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 2, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 2, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the three months ended January 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The parties have reached a global settlement of the litigation. On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement. Under the settlement, the insurers will pay the full amount of the settlement share allocated to New Focus, Bookham Technology and Avanex, and New Focus, Bookham Technology and Avanex will bear no financial liability. New Focus, Bookham Technology and Avanex, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. Certain objectors have appealed the Court’s October 5, 2009 order to the Second Circuit Court of Appeals certifying the settlement class. If for any reason the settlement does not become effective, we believe that Bookham Technology, New Focus and Avanex have meritorious defenses to the claims and therefore believe that such claims will not have a material effect on our financial position, results of operations or cash flows.
On February 13, 2009, Bijan Badihian filed a complaint against Avanex Corporation, its then-CEO Giovanni Barbarossa, then interim CFO Mark Weinswig and Jaime Thayer, an administrative assistant, in the Superior Court for the State of California, Los Angeles County. The complaint alleged, among other things, that the July 7, 2008 press release misrepresented the reason for the termination of Avanex’s former CEO, Dr. Jo Major, and that plaintiff was thereby induced to hold onto his shares in Avanex. The complaint asserted claims against all defendants for (1) intentional misrepresentation; (2) negligent misrepresentation; and (3) fraudulent concealment; and against Avanex, Barbarossa, and Weinswig for (4) breach of fiduciary duty. The original complaint sought damages in excess of $5 million. On June 8, 2009, after defendants filed a demurrer, plaintiff filed a First Amended Complaint adding as defendants Oclaro, Inc. as successor to Avanex, and Paul Smith, who was Chairman of the Avanex Board of Directors. The First Amended Complaint alleges that beginning from July 7, 2008 to October 25, 2008, Avanex made a series of statements to him designed to induce him not to sell his shares in Avanex. The amended complaint alleges six causes of action against all defendants: (1) intentional misrepresentation; (2) negligent misrepresentation; (3) fraudulent concealment; (4) constructive fraud; (5) intentional infliction of emotional distress; and (6) negligent infliction of emotional distress. The complaint seeks approximately $5 million in compensatory damages and an unspecified amount of punitive damages and costs. On August 18, 2009, Defendants filed a demurrer to the First Amended Complaint seeking dismissal of the intentional and negligent infliction of emotional distress claims and the dismissal of Jaime Thayer as a defendant. In September 2009 the court granted in part and denied in part the demurrer, dismissing all claims against Jaime Thayer but denying the remainder of the demurrer. Discovery is continuing. A trial date has been set for June 29, 2010.
On May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. The action alleges infringement of United States Patent Nos. 5,410,625 and 5,428,698 and seeks a permanent injunction against all products found to infringe those patents, unspecified damages, costs, attorneys’ fees and other expenses. On July 16, 2009, Oclaro filed an answer to the complaint and stated counterclaims against QinetiQ Limited for judgments of invalidity and unenforceability of the patents-in-suit and seeking costs, attorney’s fees, and other expenses. On August 7, 2009, QinetiQ Limited requested that the District Court dismiss Oclaro’s unenforceability counterclaims and strike two of Oclaro’s affirmative defenses. On August 24, 2009, Oclaro filed its brief opposing QinetiQ’s request. On August 14, 2009, Oclaro filed a Motion to Transfer Venue, requesting that the action be transferred to the Northern District of California. On December 18, 2009, the District Court for the District of Delaware granted Oclaro’s Motion to Transfer and transferred the action to the Northern District of California. Oclaro believes the claims asserted against it by QinetiQ are without merit and will continue to defend itself vigorously.
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
We have historically incurred losses and negative cash flows from operations since our inception. As of January 2, 2010, we had an accumulated deficit of $1,090 million. Our income from continuing operations for the six months ended January 2, 2010 was $0.1 million. Our losses from continuing operations for the years ended June 27, 2009, June 28, 2008, and June 30, 2007 were $25.8 million, $23.3 million and $82.5 million, respectively. We may not be able to achieve profitability in any future periods. If we are unable to do so, we may need additional financing, which may not be available to us on commercially acceptable terms or at all, to execute on our current or future business strategies.
The combined company may not achieve strategic objectives, anticipated synergies and cost savings and other expected benefits of the merger with Avanex, the acquisition of the high power laser diodes business of Newport or the acquisition of Xtellus.
We completed our merger with Avanex on April 27, 2009, the acquisition of the high power laser diodes business of Newport on July 4, 2009, and the acquisition of Xtellus on December 17, 2009. We expect certain strategic and other financial and operating benefits as a result of these transactions, including, among other things, certain cost and performance synergies. However, we cannot predict with certainty which of these benefits, if any, will actually be achieved or the timing of any such benefits.
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

•
demonstrating to our customers that the transactions will not result in adverse changes in client service standards or business focus and helping customers conduct business easily with the combined company;

•	consolidating and rationalizing corporate information technology, engineering and administrative infrastructures;

•	integrating product offerings;

•	coordinating sales and marketing efforts to effectively communicate the capabilities of the combined company;

•
coordinating and integrating the manufacturing activities of the acquired businesses, including with respect to third party manufacturers, and including the establishment of Tucson laser diode related manufacturing processes in our European facilities on a timely basis, or at all, and including executing a ramp of production capacity in South Korea to support the potential revenue demand for the WSS related products of Xtellus;

•	coordinating and integrating the supply chains;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	preserving important relationships of the businesses and resolving potential conflicts between business cultures;

•	coordinating the international activities of the acquired businesses;
•	unexpected liabilities associated with the acquired businesses or unanticipated costs related to the integrations;

•	tax laws due to increasing complexities of our global operating structure; and

•	employment law or regulations or other limitations in foreign jurisdictions that could have an impact on timing, amounts or costs of achieving expected synergies.
Our integration with Avanex, the high power laser diode business of Newport and Xtellus will be a complex, time consuming and expensive process. It is not certain that these businesses can be successfully integrated in a timely manner, or at all, or that any of the anticipated benefits will be realized. Failure to achieve the strategic objectives of the merger with Avanex, the acquisition of the high power laser diodes business and the acquisition of Xtellus could have a material adverse effect on our revenues, expenses and our operating results and cash resources and could result in us not achieving the anticipated potential benefits of these transactions. In addition, we cannot assure you that the growth rate of the combined company will equal the historical growth rate experienced by Bookham, Avanex, Xtellus or the high power laser diodes business.
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
Over the past 12 to 18 months, the world’s financial markets have been experiencing significant turmoil, resulting in reductions in available credit, dramatically increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, rating downgrades of investments and reduced valuations of securities generally. In light of these economic conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for optical components. While we have seen a short term improvement in customer demand, and improvements in the economic conditions contributing to that improved demand, it is possible that economic conditions could experience further setbacks, and that these customers, or others, could as a result significantly reduce capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. Prior to the recent improvement in customer demand, these actions had, and in future quarters could continue to have, an adverse impact on our own revenues. In addition, the financial downturn affected the financial strength of certain of our customers, and could adversely affect others. In particular, in fiscal year 2009 we issued billings of (i) $4.1 million for products that were shipped to Nortel, but for which payment was not received prior to Nortel’s bankruptcy filing on January 14, 2009, and (ii) $1.3 million for products that were shipped to a contract manufacturer for which payment might not have been received due to the Nortel bankruptcy filing. As a result, an aggregate of $5.4 million in revenue was deferred, and therefore was not recognized as revenues or accounts receivable in the consolidated financial statements at the time of such billings, as we determined that such amounts were not reasonably assured of collectability in accordance with its revenue recognition policy. As of January 2, 2010, the remaining uncollected contractual receivables from Nortel, from prior to their bankruptcy filing, totaled $3.1 million, which are not reflected in the accompanying condensed consolidated balance sheets. There can be no assurance that Nortel will continue to purchase our products at previously or currently anticipated levels while it is in insolvency proceedings for reasons including, but not limited to, the pending sale of Nortel’s Metro Ethernet Network (MEN) division to Ciena Corp., Nortel’s distractions from its core business execution and the reaction of its own customers.
In addition, our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all.
These conditions could also result in reduced capital resources because of reduced credit availability, higher costs of credit and the stretching of payables by creditors seeking to preserve their own cash resources. We are unable to predict the likely duration, severity and potential continuation of the recent disruption in financial markets and adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business.
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
Our financial results have been materially impacted by foreign currency fluctuations and our future financial results may also be materially impacted by foreign currency fluctuations. At certain times in our history, declines in the value of the U.S. dollar versus the U.K. pound sterling have had a major negative effect on our margins and our cash flow. Despite our change in domicile from the United Kingdom to the United States in 2004 and the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, a significant portion of our expenses are still denominated in U.K. pounds sterling and substantially all of our revenues are denominated in U.S. dollars. Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses will continue to have a material effect on our operating results. From the end of our fiscal year ended June 28, 2008 to the end of our fiscal year ended June 27, 2009, the U.S. dollar appreciated 17 percent relative to the U.K. pound sterling, which favorably impacted our results for fiscal year 2009. If the U.S dollar stays the same or depreciates relative to the U.K. pound sterling in the future, our future financial results may also be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan, the South Korean won, the Israeli Shekel, the Swiss franc, the Thai baht or the Euro vary more significantly than they have to date.
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
Employee turnover in China is high due to the intensely competitive and fluid market for skilled labor. To operate the facility under these conditions, we will need to continue to hire direct manufacturing personnel, administrative personnel and technical personnel; obtain and retain required legal authorization to hire such personnel and incur the time and expense to hire and train such personnel. We are currently seeing a return of customer demand which had decreased as a result of adverse economic conditions in the preceding 12 to 18 months. Our ability to respond to this demand will, among other things, be a function of our ability to attract, train and retain skilled labor in China.
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
We depend on a limited number of suppliers who could disrupt our business if they stopped, decreased, delayed or were unable to meet our demand for shipments of their products.
We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. We also depend on a limited number of contract manufacturers to manufacture certain of our products, principally Fabrinet in Thailand. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers other than Fabrinet and, therefore, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Given the recent macroeconomic downturn, some of our suppliers that may be small or undercapitalized may experience financial difficulties that could prevent them from supplying us materials and equipment.
Any supply deficiencies relating to the quality or quantities of materials or equipment we use to manufacture our products could materially adversely affect our ability to fulfill customer orders and our results of operations. As customer demand has recently increased in our markets, and in adjacent markets, lead times for the purchase of certain materials and equipment from suppliers required to meet this demand have increased and in some cases have limited our ability to rapidly respond to increased demand, and may continue to do so in the future. These conditions have been exaserbated by suppliers, customers and companies such as ourselves reducing their inventory levels in response to the economic conditions described above.
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
From time to time we consider acquisitions of other businesses, assets or companies. We may not be able to identify suitable acquisition candidates at prices we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully and satisfactorily negotiate the terms of the acquisition. Our management may not be able to effectively implement our acquisition plans and internal growth strategy simultaneously. We are also in an industry that is actively consolidating and there is no guarantee that we will successfully bid against third parties, including competitors, when we identify a critical target we want to acquire. The integration of acquisitions involves a number of risks and presents financial, managerial and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from these acquired entities with our management and personnel. Our failure to identify, consummate or integrate suitable acquisitions could adversely affect our business and results of operations. We cannot readily predict the timing, size or success of our future acquisitions. Failure to successfully implement our acquisition plans could have a material adverse effect on our business, prospects, financial condition and results of operations. Even successful acquisitions could have the effect of reducing our cash balances, diluting the ownership interests of existing stockholders or increasing our indebtedness. For example, our recent acquisition of Xtellus required an immediate issuance of a significant number of newly issued shares of our common stock and we may be required to issue a significant additional number of newly issued shares of our common stock in connection with the “value protection guarantee” provided to Xtellus shareholders in the acquisition. Acquisitions and divestitures could involve a number of other potential risks to our business, including the following, any of which could harm our business:
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
At January 2, 2010, we had $56.0 million in cash, cash equivalents and restricted cash, including $4.3 million in restricted cash. We have historically invested these amounts in U.S. Treasury securities and U.S. government agency securities, corporate debt, money market funds, commercial paper and municipal bonds. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. In September 2008, Lehman Brothers Holdings Inc., or Lehman, filed a petition under Chapter 11 of the U.S. Bankruptcy Code. In the quarter ended January 2, 2010, we sold a Lehman security with a par value of $0.8 million for $0.1 million. We recorded the impairment charges for the Lehman security of $0.7 in fiscal year 2009 in other expense in our accompanying condensed consolidated statement of operations.

We may in the future experience declines in the value of our short-term investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
We may record impairment charges which would adversely impact our results of operations.
We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually in accordance with ASC 350, Intangibles — Goodwill and Other. During the year ended June 27, 2009, we determined that the goodwill related to our New Focus and Avalon reporting units was fully impaired. Impairment of goodwill and other intangible assets for fiscal year 2009, net of $2.8 million associated with the discontinued operations of the New Focus business, amounted to $9.1 million.
In the six months ended January 2, 2010, the Company recorded goodwill of $25.2 million and other intangible assets of $7.1 million in connection with the acquisitions of the Newport high power laser diodes business and Xtellus. In the event that we determine in a future period that impairment of our goodwill, intangible assets or long-lived assets exists for any reason, we would record additional impairment charges in the period such determination is made, which would adversely impact our financial position and results of operations.
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
For example, on March 4, 2008, Oclaro filed a declaratory judgment complaint captioned Bookham, Inc. v. JDS Uniphase Corp. and Agility Communications, Inc., Civil Action No. 5:08-CV-01275-RMW, in the United States District Court for the Northern District of California, San Jose Division. Oclaro’s complaint sought declaratory judgments that its tunable laser products do not infringe any valid, enforceable claim of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, and that all claims of the aforementioned patents are invalid and unenforceable. On April 10, 2009, Oclaro entered into a license and settlement agreement with JDSU pursuant to which Oclaro and JDSU have settled all claims between the parties
In addition, on May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. The action alleges infringement of United States Patent Nos. 5,410,625 and 5,428,698 and seeks a permanent injunction against all products found to infringe those patents, unspecified damages, costs, attorneys’ fees and other expenses. On July 16, 2009, Oclaro filed an answer to the complaint and stated counterclaims against QinetiQ Limited for judgments of invalidity and unenforceability of the patents-in-suit and seeking costs, attorney’s fees, and other expenses. On August 7, 2009, QinetiQ Limited requested that the District Court dismiss Oclaro’s unenforceability counterclaims and strike two of Oclaro’s affirmative defenses. On August 24, 2009,

Oclaro filed its brief opposing QinetiQ’s request. On August 14, 2009, Oclaro filed a Motion to Transfer Venue, requesting that the action be transferred to the Northern District of California. On December 18, 2009, the District Court for the District of Delaware granted Oclaro’s Motion to Transfer Venue and transferred the action to the Northern District of California. Oclaro believes the claims asserted against it by QinetiQ are without merit and will continue to defend itself vigorously.
Third parties may in the future assert claims against us concerning our existing products or with respect to future products under development. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. If we do infringe a third party’s rights, we may need to negotiate with holders of those rights relevant to our business. We have from time to time received notices from third parties alleging infringement of their intellectual property and where appropriate have entered into license agreements with those third parties with respect to that intellectual property. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. The recent economic downturn could result in holders of intellectual property rights becoming more aggressive in alleging infringement of their intellectual property rights and we may be the subject of such claims asserted by a third party. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur significant costs and diversion of our resources and our management’s attention. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements that require payment of significant royalties.
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
The market for fiber optic components and modules is highly competitive and such competition could result in our existing customers moving their orders to competitors. We are aware of a number of companies that have developed or are developing optical component products, including tunable lasers, pluggables, wavelength selective switches and thin film filter products, among others, that compete directly with our current and proposed product offerings. Certain of our competitors may be able to more quickly and effectively:
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
We may face product liability claims.
Despite quality assurance measures, defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects, including consequential damages. Such defects could, moreover, impair the market’s acceptance of our products. Both could have a material adverse effect on our business and financial condition. In addition, we may assume product warranty liabilities related to companies we acquire, which could have a material adverse effect on our business and financial condition. In order to mitigate the risk of liability for damages, we carry product liability insurance with a $25.0 million aggregate annual limit and errors and omissions insurance with a $5.0 million annual limit. We cannot assure investors that this insurance would adequately cover any or a portion of our costs arising from any defects in our products or otherwise.
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
Similar to other technology companies, we rely upon stock options and other forms of equity-based compensation as key components of our executive and employee compensation structure. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. The retention value of our equity incentives has declined significantly as our stock price has declined, causing many of our options to be “under water”. On December 2, 2009, we completed an option exchange program, under which certain of our key employees exchanged significantly under water options for a lesser number of options that were priced with an exercise price of $1.36 per share, which was the closing price of our common stock on December 2, 2009, the last day of the offer period. Without these components, we would be required to significantly increase cash compensation levels (or develop alternative compensation structures) in order to retain our key employees. Accounting rules relating to the expensing of equity compensation may cause us to substantially reduce, modify, or even eliminate, all or portions of our equity compensation programs which may, in turn, prevent us from retaining or hiring qualified employees and declines in our stock price could reduce or eliminate the retentive effects of our equity compensation programs.
In addition, none of the former Avanex, Newport, and Xtellus employees now employed by us are subject to employment contracts and may decide to no longer work for us with little or no notice for a number of reasons, including dissatisfaction with our corporate culture, compensation, and new roles or responsibilities, among others.
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
Sales of our products could decline if customer relationships are disrupted by the mergers with Avanex and Xtellus or the acquisition of the high power laser diodes business of Newport.
The customers of Bookham, Avanex, Xtellus and the high power laser diode business of Newport may not continue their current buying patterns following the merger or acquisition. Any loss of design wins or significant delay or reduction in orders for the telecom, the high power laser diodes, or the optical modules and components business’ products could harm the combined company’s business, financial condition and results of operations. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of our products and the combined company’s future product strategy, or consider purchasing products of our competitors. Customers may also seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products or may decide not to purchase any products from us. In addition, by increasing the breadth of Oclaro’s business, the transactions may make it more difficult for the combined company to enter into relationships, including customer relationships, with strategic partners, some of whom may view Oclaro as a more direct competitor than either Bookham, Avanex, Xtellus or the high power laser diodes business as independent companies.

As a result of the recent business combinations, we have become a larger and more geographically diverse organization, and if our management is unable to manage the combined organization efficiently, our operating results will suffer.
As of January 2, 2010, the combined company had approximately 2,658 employees in a total of 15 facilities around the world. As a result, Oclaro faces challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. The inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization could have a material adverse effect on the operating results of the combined company after the merger and, as a result, on the market price of Oclaro common stock.
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
We historically handled hazardous materials as part of our manufacturing activities. Consequently, our operations are subject to environmental laws and regulations governing, among other things, the use and handling of hazardous substances and waste disposal. This also includes the operations in our Tucson fab, acquired from Newport in July 2009. We do not own the Tucson facility, and are not a direct party to the lease for the facility, but we do own the manufacturing equipment, which involves the use and handling of hazardous substances and waste disposal. We may incur costs to comply with current or future environmental laws. As with other companies engaged in manufacturing activities that involve hazardous materials, a risk of environmental liability is inherent in our manufacturing activities, as is the risk that our facilities will be shut down in the event of a release of hazardous waste, or that we would be subject to extensive monetary liability. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business. Under applicable EU regulations, we, along with other electronics component manufacturers, are prohibited from using lead and certain other hazardous materials in our products. We could lose business or face product returns if we fail to maintain these requirements properly.
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
The parties have reached a global settlement of the litigation. On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement. Under the settlement, the insurers will pay the full amount of the settlement share allocated to New Focus, Bookham Technology and Avanex, and New Focus, Bookham Technology and Avanex will bear no financial liability. New Focus, Bookham Technology and Avanex, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. Certain objectors have appealed the Court’s October 5, 2009 order to the Second Circuit Court of Appeals certifying the settlement class. If for any reason the settlement does not become effective, we believe that Bookham Technology, New Focus and Avanex have meritorious defenses to the claims and therefore believe that such claims will not have a material effect on our financial position, results of operations or cash flows.

On February 13, 2009, Bijan Badihian filed a complaint against Avanex Corporation, its then-CEO Giovanni Barbarossa, then interim CFO Mark Weinswig and Jaime Thayer, an administrative assistant, in the Superior Court for the State of California, Los Angeles County. The complaint alleged, among other things, that the July 7, 2008 press release misrepresented the reason for the termination of Avanex’s former CEO, Dr. Jo Major, and that plaintiff was thereby induced to hold onto his shares in Avanex. The complaint asserted claims against all defendants for (1) intentional misrepresentation; (2) negligent misrepresentation; and (3) fraudulent concealment; and against Avanex, Barbarossa, and Weinswig for (4) breach of fiduciary duty. The original complaint sought damages in excess of $5 million. On June 8, 2009, after defendants filed a demurrer, plaintiff filed a First Amended Complaint adding as defendants Oclaro, Inc. as successor to Avanex, and Paul Smith, who was Chairman of the Avanex Board of Directors. The First Amended Complaint alleges that beginning from July 7, 2008 to October 25, 2008, Avanex made a series of statements to him designed to induce him not to sell his shares in Avanex. The amended complaint alleges six causes of action against all defendants: (1) intentional misrepresentation; (2) negligent misrepresentation; (3) fraudulent concealment; (4) constructive fraud; (5) intentional infliction of emotional distress; and (6) negligent infliction of emotional distress. The complaint seeks approximately $5 million in compensatory damages and an unspecified amount of punitive damages and costs. On August 18, 2009, Defendants filed a demurrer to the First Amended Complaint seeking dismissal of the intentional and negligent infliction of emotional distress claims and the dismissal of Jaime Thayer as a defendant. In September 2009 the court granted in part and denied in part the demurrer, dismissing all claims against Jaime Thayer but denying the remainder of the demurrer. Discovery is continuing. A trial date has been set for June 29, 2010.
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

•	future sales of common stock, or securities convertible into or exercisable for common stock;

•	adverse judgments or settlements obligating us to pay damages;

•	future issuances of common stock in connection with acquisitions or other transactions;

•	acts of war, terrorism, or natural disasters;

•	industry, domestic and international market and economic conditions, including the global macroeconomic downturn we are currently experiencing;

•	low trading volume in our stock;

•	developments relating to patents or property rights; and

•	government regulatory changes.
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
On September 15, 2009, we received notification from the Listing Qualifications Department of the NASDAQ Stock Market LLC (“NASDAQ”) that, for 30 consecutive business days beginning August 3, 2009, the bid price of our common stock on The NASDAQ Global Market closed below the minimum $1.00 per share required for continued listing under NASDAQ Listing Rule 5450(a)(1), or the Rule. In accordance with NASDAQ Listing Rule 5810(c)(3)(A), we were given 180 calendar days, or until March 15, 2010, to regain compliance. On September 30, 2009, we regained compliance with the Rule based on the closing price of our common stock exceeding $1.00 for at least 10 consecutive business days.
If our closing stock price were to again remain below $1.00 for a period of 30 consecutive business days, NASDAQ would provide written notification that our securities may be delisted unless the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days within 180 calendar days from such notification.
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

OCLARO, INC.
Date: February 16, 2010	By:	/s/ Jerry Turin
Jerry Turin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1
Offer to Exchange Certain Stock Options for Replacement Stock Options (previously filed as Exhibit 99. (A)(1)(A) to Registrant’s Tender Offer Statement on Schedule TO filed on November 2, 2009 and incorporated herein by reference).

10.2
Agreement of Merger dated December 16, 2009 by and among Oclaro, Inc., Rio Acquisition Corp., Xtellus Inc. and Alta Berkeley LLP (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated December 22, 2009 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.