Form 10-Q
period 2010-04-03
OCLARO, INC.
filed 2010-05-04
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
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
Yes ☐ No ☑
Number of shares of common stock outstanding as of April 30, 2010: 42,491,446 (post 1-for-5 reverse split of the registrant’s common stock, effective at 6:00 p.m., Eastern Time, on April 29, 2010. See Note 17, Subsequent Events, for additional details.)

OCLARO, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 3, 2010	June 27, 2009
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$51,476	$44,561
Short-term investments	—	9,259
Restricted cash	4,310	4,208
Accounts receivable, net	77,685	58,483
Inventories	59,979	59,527
Prepaid expenses and other current assets	12,739	11,834
Assets held for sale	—	10,442

Total current assets	206,189	198,314

Property and equipment, net	34,741	29,875
Goodwill	25,219	—
Other intangible assets, net	9,025	1,951
Other non-current assets	2,155	3,248

Total assets	$277,329	$233,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,617	$31,943
Accrued expenses and other liabilities	37,548	39,016
Borrowings under line of credit	2,500	—
Liabilities held for sale	—	2,028

Total current liabilities	85,665	72,987

Deferred gain on sale-leaseback	13,386	15,088
Other long-term liabilities	9,315	4,923

Total liabilities	108,366	92,998

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock (1): 1,000 shares authorized; none issued and outstanding	—	—
Common stock (1):
$0.01 par value per share; 90,000 shares authorized; 42,488 and 37,233 shares issued and outstanding at April 3, 2010 and June 27, 2009, respectively	425	372
Additional paid-in capital (1)	1,229,094	1,200,848
Accumulated other comprehensive income	29,700	30,905
Accumulated deficit	(1,090,256)	(1,091,735)

Total stockholders’ equity	168,963	140,390

Total liabilities and stockholders’ equity	$277,329	$233,388

(1)	On April 14, 2010, the Company announced that its Board of Directors had approved a 1-for-5 reverse split of its common stock, pursuant to previously obtained stockholder authorization. This reverse stock split became effective at 6:00 p.m., Eastern Time, on April 29, 2010. All share and per share amounts presented herein are reflected on a post-split basis. The par value per share amount remains unchanged at $0.01 per share after the reverse stock split. As a result, the common stock amount was reduced due to the decreased number of shares issued and outstanding and the additional paid-in capital amount was increased by this same amount.
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009
	(Thousands, except per share amounts)
Revenues	$101,152	$41,241	$279,836	$144,046
Cost of revenues	73,322	32,381	205,156	114,129

Gross profit	27,830	8,860	74,680	29,917
Operating expenses:
Research and development	11,288	5,260	29,977	17,875
Selling, general and administrative	14,451	7,601	42,249	24,240
Amortization of intangible assets	347	54	597	429
Restructuring, merger and related costs	1,610	54	6,149	1,669
Legal settlements	—	3,705	—	3,829
Impairment of goodwill and other intangible assets	—	1,252	—	9,133
(Gain) loss on sale of property and equipment	101	(16)	(502)	(8)

Total operating expenses	27,797	17,910	78,470	57,167

Operating income (loss)	33	(9,050)	(3,790)	(27,250)
Other income (expense):
Interest income	11	78	36	522
Interest expense	(134)	(109)	(255)	(433)
Gain (loss) on foreign currency translation	794	(598)	311	15,764
Other income (expense)	—	(5)	5,295	(700)

Total other income (expense)	671	(634)	5,387	15,153

Income (loss) from continuing operations before income taxes	704	(9,684)	1,597	(12,097)
Income tax provision (benefit)	499	19	1,246	(7)

Income (loss) from continuing operations	205	(9,703)	351	(12,090)
Income (loss) from discontinued operations, net of tax	—	(3,578)	1,420	(5,459)

Net income (loss)	$205	$(13,281)	$1,771	$(17,549)

Basic net income (loss) per share: (1)
Income (loss) per share from continuing operations	$—	$(0.48)	$0.01	$(0.61)
Income (loss) per share from discontinued operations	$—	$(0.18)	$0.04	$(0.27)

Net income (loss) per share	$—	$(0.66)	$0.05	$(0.88)

Diluted net income (loss) per share: (1)
Income (loss) per share from continuing operations	$—	$(0.48)	$0.01	$(0.61)
Income (loss) per share from discontinued operations	$—	$(0.18)	$0.03	$(0.27)

Net income (loss) per share	$—	$(0.66)	$0.04	$(0.88)

Shares used in computing net income (loss) per share: (1)
Basic	41,095	20,084	38,752	20,056
Diluted	43,829	20,084	40,331	20,056

(1)	On April 14, 2010, the Company announced that its Board of Directors had approved a 1-for-5 reverse split of its common stock, pursuant to previously obtained stockholder authorization. This reverse stock split became effective at 6:00 p.m., Eastern Time, on April 29, 2010. All share and per share amounts presented herein are reflected on a post-split basis.
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	April 3, 2010	March 28, 2009
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$1,771	$(17,549)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion on short-term investments	22	(127)
Amortization of deferred gain on sale-leaseback	(643)	(698)
Depreciation and amortization	8,667	9,833
Change in fair value of a value protection liability	(343)	—
Gain on sale of property and equipment	(502)	(8)
Gain on bargain purchase	(5,267)	—
Gain on sale of New Focus business	(1,420)	—
Impairment of goodwill and other intangible assets	—	11,915
Impairment (recovery) of short-term investments	(28)	706
Stock-based compensation expense	3,175	3,303
Changes in operating assets and liabilities:
Accounts receivable, net	(18,677)	(1,181)
Inventories	6,481	1,103
Prepaid expenses and other current assets	(16)	2,010
Other non-current assets	1,559	(1,036)
Accounts payable	10,788	(5,977)
Accrued expenses and other liabilities	(7,213)	1,849

Net cash provided by (used in) operating activities	(1,646)	4,143

Cash flows from investing activities:
Purchases of property and equipment	(5,945)	(8,475)
Proceeds from sales of property and equipment	691	32
Purchases of available-for-sale investments	—	(6,945)
Sales and maturities of available-for-sale investments	9,258	18,300
Transfer (to) from restricted cash	(103)	566
Purchase of intangibles and equipment from an asset purchase	(250)	—
Cash acquired from business combinations	3,277	—

Net cash provided by investing activities	6,928	3,478

Cash flows from financing activities:
Proceeds from issuance of common stock, net	137	—
Proceeds from borrowings under line of credit	2,500	—
Repayment of other liabilities	(52)	(46)

Net cash provided by (used in) financing activities	2,585	(46)

Effect of exchange rate on cash and cash equivalents	(952)	(8,607)
Net increase (decrease) in cash and cash equivalents	6,915	(1,032)
Cash and cash equivalents at beginning of period	44,561	32,863

Cash and cash equivalents at end of period	$51,476	$31,831

Supplemental disclosures of non-cash transactions:
Issuance of common stock, and incurrence of escrow liability and value protection liability for acquisition of Xtellus	$32,690	$—

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization
Oclaro, Inc., a Delaware corporation (“Oclaro” or the “Company”), designs, manufactures and markets optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals principally for use in high-performance fiber optics communications networks. Optical transmission has become the predominant technology for large-scale communications networks due to its advantages of higher capacity and transmission speed. For the three and nine months ended April 3, 2010, the Company’s primary operating segment is its telecommunications (“telecom”) segment, which addresses this optical communications market; and the Company’s remaining product lines, which address certain other optics and photonics markets, such as material processing, printing, medical and consumer applications, and which leverage the resources, infrastructure and expertise of its telecom segment, comprise its advanced photonics solutions segment.
On April 27, 2009, Oclaro, Inc., at the time named Bookham, Inc. (“Bookham”), and Avanex Corporation (“Avanex”) completed a merger of Avanex with and into a subsidiary of Bookham with Avanex being the surviving corporation as a wholly-owned subsidiary of Bookham.
In a separate transaction that also occurred on April 27, 2009, following the closing of the merger of Avanex into Bookham, Bookham changed its name to Oclaro, Inc. This name change was effected pursuant to Section 253 of the General Corporation Law of the State of Delaware by the merger of a wholly-owned subsidiary of Bookham (“the Subsidiary”) into Bookham. Bookham was the surviving corporation in this merger with the Subsidiary and, in connection with that merger, amended its Restated Certificate of Incorporation to change its name to Oclaro, Inc. pursuant to a Certificate of Ownership and Merger filed on April 27, 2009 with the Secretary of State of the State of Delaware.
References herein to the “Company” mean Bookham and its subsidiaries’ consolidated business activities prior to April 27, 2009 and Oclaro and its subsidiaries’ consolidated business activities since April 27, 2009. Subsequent to the merger, Avanex changed its name to Oclaro (North America), Inc. All references to “Avanex” in time periods after the merger refer to Oclaro (North America), Inc.
Note 2. Basis of Preparation
Basis of Presentation
On April 14, 2010, the Company announced that its Board of Directors had approved a 1-for-5 reverse split of its common stock, pursuant to previously obtained stockholder authorization. This reverse stock split became effective at 6:00 p.m., Eastern Time, on April 29, 2010, which reduced the number of shares of the Company’s common stock issued and outstanding from approximately 212 million to approximately 42 million and reduced the number of authorized shares of common stock from 450 million to 90 million. All share and per share amounts presented herein are reflected on a post-split basis.
The accompanying unaudited condensed consolidated financial statements as of April 3, 2010 and for the three and nine months ended April 3, 2010 and March 28, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X, and include the accounts of the Company and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the Company’s consolidated financial position and operations have been included. The condensed consolidated results of operations for the three and nine months ended April 3, 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending July 3, 2010.
The condensed consolidated balance sheet as of June 27, 2009 has been derived from the audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2009 (“2009 Form 10-K”).

The Company operates on a 52/53 week year ending on the Saturday closest to June 30. The fiscal year ended June 27, 2009 was a 52 week year. The fiscal year ending July 3, 2010 will be a 53 week year, with the quarter ended January 2, 2010 being a 14 week quarterly period.
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
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles. ASC 105 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S. GAAP. Under the Codification, all existing accounting standards and pronouncements are superseded and reorganized into a consistent structure arranged by topic, subtopic, section and paragraph. Since the Codification does not change or alter existing U.S. GAAP, it did not have any impact on the Company’s condensed consolidated financial statements; however, it changes the way references to accounting standards and pronouncements are presented. The provisions of ASC 105 were adopted by the Company in the first quarter of fiscal year 2010. References made to FASB guidance throughout this Quarterly Report on Form 10-Q refer to the Codification.
Reclassifications
For presentation purposes, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications do not affect the Company’s consolidated net income (loss), cash flows, cash and cash equivalents or stockholders’ equity, as previously reported.
On June 3, 2009 the Company entered into a definitive agreement to sell certain assets and liabilities of its Oclaro Photonics, Inc. (formerly “New Focus, Inc.”) subsidiary, which are referred to collectively herein as the New Focus business, to Newport Corporation (“Newport”). This sale was completed on July 4, 2009. The assets and liabilities sold to Newport are classified as assets held for sale and liabilities held for sale within current assets and current liabilities, respectively, on the condensed consolidated balance sheets for periods prior to the consummation of the sale. These notes to the Company’s condensed consolidated financial statements relate to the Company’s continuing operations only, unless otherwise indicated. See Note 4, Business Combinations, for additional details.
Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended April 3, 2010 that are of significance, or potential significance, to the Company.
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires companies to: disclose separately the amounts of significant transfers into and out of Level 1 and Level 2 fair value measurements and to describe the reasons for such transfers. In addition, in the reconciliation for Level 3 fair value measurements, companies are to present separately information about purchases, sales, issuances, and settlements on a gross basis. The revised authoritative guidance for Level 1 and 2 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2009 and the revised authoritative guidance for Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years with early application permitted. The Company’s adoption of the revised guidance for Levels 1 and 2 during the three months ended April 3, 2010 did not have any effect on its consolidated financial position or results of operations. The Company intends to adopt the revised guidance for Level 3 in the first quarter of fiscal year 2011 and it does not expect the adoption to have a material effect on its consolidated financial position or results of operations.
In October 2009, the FASB issued ASU 2009-14, Software (Topic 985), Certain Revenue Arrangements that Include Software Elements amending ASC 985. ASU 2009-14 applies to vendors that sell or lease tangible products that contain software that is more than incidental to the tangible product as a whole. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides direction for measuring and allocating revenue between the deliverables within the arrangement. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-14, but does not expect its adoption to have a material impact on the Company’s consolidated financial position or results of operations.
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
Note 3. Fair Value
In the first quarter of fiscal year 2009, the Company adopted ASC 820, Fair Value Measurements and Disclosures, for all financial assets and financial liabilities and for non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. Effective with the first quarter of fiscal year 2010, the Company adopted the provisions of ASC 820 for all non-financial assets and non-financial liabilities. Under ASC 820, the Company is required to provide certain information according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. The three levels of inputs that may be used to measure fair value are as follows:
Level 1 — Quoted prices in active markets for identical assets or liabilities.
Level 2 – Inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices of identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.
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
The Company’s non-financial assets, such as other intangible assets, net, are classified within Level 3 of the fair value hierarchy because they are valued using a discounted cash flow model based on the Company’s estimates of future cash flows. The Company also classified a liability within Level 3 for a value protection guarantee issued in connection with the acquisition of Xtellus Inc. because it is primarily valued using management estimates of future operating results. During the third quarter of fiscal year 2010, the Company reassessed the fair value of the value protection liability determining that the fair value of this liability declined from $0.9 million at January 2, 2010 to $0.6 million at April 3, 2010. This $0.3 million change in fair value was recognized as income within “Restructuring, merger and related costs” during the three months ended April 3, 2010. See Note 4, Business Combinations, for additional details.
The Company’s derivative instruments are primarily classified as Level 2 as they are valued using pricing models that use observable market inputs.

Assets and Liabilities Measured at Fair Value
Assets and liabilities measured at fair value are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at April 3, 2010:

	Fair Value Measurement at April 3, 2010 Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
		(Thousands)
Assets:
Cash and cash equivalents (1):
Money market funds	$23,966	$—	$—	$23,966

Total assets measured at fair value	$23,966	$—	$—	$23,966

Liabilities:
Accrued expenses and other liabilities:
Unrealized loss on currency instruments designated as hedges	$—	$423	$—	$423
Other long-term liabilities:
Value protection liability	—	—	603	603

Total liabilities measured at fair value	$—	$423	$603	$1,026

(1)	Excludes $27.5 million in cash held in Company bank accounts at April 3, 2010.
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
The Company recognizes all derivatives, such as foreign currency forward exchange contracts, on its condensed consolidated balance sheets at fair value regardless of the purpose for holding the instrument. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through operating results or recognized in “Accumulated other comprehensive income” until the hedged item is recognized in the condensed consolidated statements of operations.
At the end of each accounting period, the Company marks-to-market all foreign currency forward exchange contracts that have been designated as cash flow hedges and changes in fair value are recorded in “Accumulated other comprehensive income” until the underlying cash flow is settled and the contract is recognized in “Other income (expense)” in the condensed consolidated statements of operations. As of April 3, 2010, the Company held twelve outstanding foreign currency forward exchange contracts to sell U.S. dollars and buy U.K. pounds sterling. All of these contracts have been designated as cash flow hedges. These contracts had an aggregate notional value of approximately $12.0 million of put and call options which expire, or expired, at various dates ranging from April 2010 through December 2010. To date, the Company has not entered into any such contracts for longer than 12 months and, accordingly, all amounts included in “Accumulated other comprehensive income” as of April 3, 2010 will generally be reclassified into “Other income (expense)” within the next 12 months. As of April 3, 2010, each of the twelve designated cash flow hedges was determined to be fully effective; therefore, the Company has recorded an unrealized loss of $0.4 million to “Accumulated other comprehensive income” related to recording the fair value of these foreign currency forward exchange contracts for accounting purposes. For the three and nine months ended April 3, 2010, losses of nil and $0.7 million, respectively, were reclassified from “Accumulated other comprehensive income” into “Other income (expense).”

Note 4. Business Combinations
On July 4, 2009 the Company entered into a set of agreements with Newport Corporation (“Newport”), under which the Company transferred to Newport substantially all of the operating assets used or held for use in the Company’s New Focus business. In exchange, the Company received substantially all of the operating assets of Newport’s Tucson, Arizona facility, intellectual property of Newport’s high-power laser diodes business and $3.0 million in cash.
On December 17, 2009 the Company acquired Xtellus Inc. (“Xtellus”). Pursuant to the terms of the acquisition agreement, Oclaro issued 4.7 million shares (23.4 million shares pre-split) of its common stock, a portion of which is being held in escrow for 18 months to support indemnification obligations of the former Xtellus stockholders to Oclaro, which may be payable in cash, or, at the Company’s option, in newly issued shares of its Common stock, or a combination of cash and stock. Under the terms of the acquisition agreement, the Company also provides for a value protection guarantee under which former Xtellus stockholders could receive additional consideration subject to both the share price of Oclaro failing to achieve a certain price level at the end of calendar year 2010 and on the Xtellus business achieving certain revenue targets.
During the three and nine months ended April 3, 2010, the Company recorded $0.9 million and $2.5 million, respectively, in legal and other direct merger-related costs in connection with business combinations entered into in fiscal year 2010. These costs are recorded within “Restructuring, merger and related costs” in the condensed consolidated statement of operations.
As of June 27, 2009, the Company had capitalized $0.3 million in legal and other deal-related costs associated with the acquisition of the high-power laser diodes business. Upon the adoption of ASC 805, Business Combinations, on June 28, 2009, the Company wrote-off these deferred assets to retained earnings as a cumulative effect of a change in accounting principle.
Sale of the New Focus business
The Company’s estimate of the fair value of the assets and liabilities of the New Focus business transferred to Newport is $9.9 million. The carrying value of these assets and liabilities on the Company’s consolidated balance sheet as of July 4, 2009, the date of the exchange, was $8.5 million. In the nine months ended April 3, 2010, the Company recorded a $1.4 million gain in income from discontinued operations from the sale of the New Focus business.
The financial results of the New Focus business have been classified as discontinued operations for all periods presented. The assets and liabilities of the discontinued operation are presented as current assets and current liabilities, separately under the captions “Assets held for sale” and “Liabilities held for sale” in the accompanying condensed consolidated balance sheet at June 27, 2009 and consisted of the following:

June 27, 2009
(Thousands)
Assets held for sale:
Accounts receivable, net	$3,556
Inventories	5,566
Prepaid expenses and other current assets	46
Property and equipment, net	1,274

$10,442

June 27, 2009
(Thousands)
Liabilities held for sale:
Accounts payable	$1,197
Accrued expenses and other liabilities	831

$2,028

The following table presents the statements of operations for the discontinued operations of the New Focus business for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009
		(Thousands)
Revenues	$—	$5,751	$—	$19,681
Cost of revenues	—	3,722	—	13,375

Gross profit	—	2,029	—	6,306
Operating expenses	—	5,598	—	11,719
Other income (expense), net	—	(9)	1,420	4

Income (loss) from discontinued operations before income taxes	—	(3,578)	1,420	(5,409)
Income tax provision	—	—	—	50

Income (loss) from discontinued operations	$—	$(3,578)	$1,420	$(5,459)

Acquisition of the Newport high-power laser diodes business
In accordance with ASC 805, Business Combinations, the Company accounted for the assets acquired and liabilities assumed of Newport’s high-power laser diodes business using the purchase method of accounting. The total consideration given to Newport in connection with the exchange described above has been allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the exchange.
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

Any excess of the fair value of assets acquired and liabilities assumed over the aggregate consideration given for such acquisition results in a gain on bargain purchase. In the first quarter of fiscal year 2010, the Company recorded a gain on bargain purchase of $5.3 million in connection with the acquisition of Newport’s high-power laser diodes business, which is included in “Other income (expense)” in the accompanying condensed consolidated statements of operations for the nine month period ended April 3, 2010. The gain on bargain purchase reflects the completion of the Company’s full valuation of the fair value of assets acquired and liabilities assumed. Adjustments resulting from the completion of the full valuation are presented retrospectively in the Company’s condensed consolidated financial statements as though they had been recorded as of the acquisition date.
Acquisition of Xtellus
The Company has also accounted for the assets acquired and liabilities assumed from Xtellus using the purchase method of accounting. Under the terms of this acquisition, Oclaro issued 3,693,181 shares (18,465,905 shares pre-split) of Oclaro common stock, valued at $24.7 million based on a price of $6.70 per share ($1.34 per share pre-split) of Oclaro common stock as of the acquisition closing date, December 17, 2009. Of the shares issued, 3,466,204 shares (17,331,021 shares pre-split) were issued to former Xtellus stockholders and 226,977 shares (1,134,884 shares pre-split) were issued to certain former debt holders of Xtellus in order to extinguish outstanding Xtellus debt.
As part of the total consideration, the Company also issued 994,318 shares (4,971,591 shares pre-split) of Oclaro common stock into a third-party escrow account for 18 months as security for the indemnification obligations of the Xtellus stockholders under the acquisition agreement, which may be payable in cash, or, at the Company’s option, in newly issued shares of its Common stock, or a combination of cash and stock. In accordance with ASC 480, Distinguishing Liabilities from Equity, the Company recorded this obligation as a long-term liability in the condensed consolidated balance sheet as of April 3, 2010.
The Company also agreed to pay a valuation protection guarantee (“value protection liability”) whereby former stockholders of Xtellus are entitled to receive up to $7.0 million in additional consideration if Oclaro’s common stock trades below certain levels at the end of calendar year 2010 and if revenue from Xtellus products is more than $17.0 million in calendar year 2010. The estimated fair value of this valuation protection liability was $0.9 million at January 2, 2010. This estimate was determined using management estimates of future operating results and a Monte Carlo simulation model to determine the likelihood of achieving certain market conditions. During the third quarter of fiscal year 2010, the Company reassessed the fair value of the value protection liability, determining that the fair value of this liability declined from $0.9 million at January 2, 2010 to $0.6 million at April 3, 2010. This $0.3 million change in fair value was recognized as income within “Restructuring, merger and related costs” during the three months ended April 3, 2010. Subsequent changes to the fair value of the value protection liability will result in adjustments to the Company’s results of operations in the period of adjustment, up to a potential maximum of $6.4 million.
Under the terms of the acquisition agreement, the earliest these post-closing payments would be made is April 2011. The post-closing consideration, if any, is payable in cash or, at Oclaro’s option, newly issued shares of Oclaro common stock (or a combination of cash and stock).
For accounting purposes, the total consideration given in connection with the acquisition of Xtellus was $32.7 million, consisting of the following:

Total Consideration
(Thousands)
Common shares issued to Xtellus stockholders and debtholders	$24,744
Estimated fair value of escrow liability	7,000
Estimated fair value of value protection liability	946

$32,690

This acquisition also provides for an employee retention program under which certain former Xtellus employees will receive up to an aggregate of $5.0 million in a combination of cash (up to a maximum of $1.0 million) and restricted stock awards which will generally be subject to time-based vesting over two years and partially subject to the achievement of certain revenue targets during calendar year 2010. The costs of this retention program are considered compensatory and are being recorded in the Company’s results of operations. During the three and nine months ended April 3, 2010, the Company recorded approximately $0.4 million and $1.0 million in “Restructuring, merger and related costs” in the condensed consolidated statements of operations related to cash payments due under the retention program.
The total consideration given to former stockholders of Xtellus has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. The Company’s preliminary purchase price, based on the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition, is as follows:

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

The Company intends to finalize its purchase accounting with respect to the Xtellus acquisition by the fourth quarter of fiscal year 2010. Any adjustments recorded will be retrospectively presented in the Company’s condensed consolidated financial statements as though they had been recorded as of the acquisition date.
     Unaudited Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations, reflected on a post-split basis, have been prepared as if the acquisitions of the Newport high-power laser diodes business and Xtellus had occurred as of June 29, 2008, the first day of the Company’s fiscal year 2009:

	Nine Months Ended
	April 3, 2010	March 28, 2009
	(Thousands)
Revenues	$282,814	$169,962
Loss from continuing operations	$(6,409)	$(21,918)
Net loss	$(4,989)	$(27,377)
Net loss per share — basic and diluted	$(0.12)	$(1.13)
Shares used in computing net loss per share — basic and diluted	41,344	24,251
This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection of future results.
Note 5. Balance Sheet Details
The following table provides details regarding the Company’s cash, cash equivalents and short-term investments at the dates indicated:

	April 3, 2010	June 27, 2009
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$27,510	$24,162
Money market funds	23,966	20,399

	$51,476	$44,561

Short-term investments:
United States agency securities	$—	$6,669
United States corporate bonds	—	2,590

	$—	$9,259

As of June 27, 2009, all of the Company’s short-term investments had a maturity of less than one year.

Throughout fiscal year 2009, the Company held a Lehman Brothers Holdings Inc. (“Lehman”) security with par value of $0.8 million. In September 2008, Lehman filed a petition under Chapter 11 of the U.S. Bankruptcy Code. During the nine months ended March 28, 2009, the Company recorded impairment charges for the Lehman security of $0.7 million, included in “Other income (expense)” in the condensed consolidated statements of operations. The Company subsequently sold the Lehman security during the second quarter of fiscal year 2010 for $0.1 million, recording a recovery of $28,000 for the nine months ended April 3, 2010, included in “Other income (expense)” in the condensed consolidated statements of operations.
The following table provides details regarding the Company’s inventories at the dates indicated:

	April 3, 2010	June 27, 2009
	(Thousands)
Inventories:
Raw materials	$17,614	$16,560
Work-in-process	29,830	29,825
Finished goods	12,535	13,142

	$59,979	$59,527

The following table provides details regarding the Company’s property and equipment, net at the dates indicated:

	April 3, 2010	June 27, 2009
	(Thousands)
Property and equipment, net:
Buildings	$16,157	$16,696
Plant and machinery	92,549	80,881
Fixtures, fittings and equipment	1,149	1,085
Computer equipment	11,849	12,936

	121,704	111,598
Less: Accumulated depreciation	(86,963)	(81,723)

	$34,741	$29,875

The following table presents details regarding the Company’s accrued expenses and other liabilities at the dates indicated:

	April 3, 2010	June 27, 2009
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$7,099	$3,826
Compensation and benefits related accruals	6,956	8,024
Warranty accrual	2,879	2,228
Current portion of restructuring accrual	5,899	9,485
Unrealized loss on currency instruments designated as hedges	423	545
Value protection liability for Xtellus acquisition	603	—
Other accruals	13,689	14,908

	$37,548	$39,016

The following table presents details regarding the Company’s other long-term liabilities at the dates indicated:

	April 3, 2010	June 27, 2009
	(Thousands)
Other long-term liabilities:
Escrow liability for Xtellus acquisition	$7,000	$—
Other long-term liabilities	2,315	4,923

	$9,315	$4,923

Note 6. Goodwill and Other Intangible Assets
In connection with the Company’s acquisition of the Newport high-power laser diodes business on July 4, 2009, the Company recorded $1.8 million in other intangible assets. The acquired other intangible assets from Newport consist of core and current technology assets of $1.1 million with a weighted average life of 6 years, customer relationships of $0.6 million with a weighted average life of 6 years, and contract backlog of $0.1 million with a weighted average life of 1.5 years.

In connection with the Company’s acquisition of Xtellus on December 17, 2009, the Company recorded $25.2 million in goodwill and $5.3 million in other intangible assets. The acquired other intangible assets from Xtellus consist of core and current technology assets of $4.9 million with a weighted average life of 10 years and customer relationships of $0.4 million with a weighted average life of 6 years. These amounts are subject to change upon the finalization of the Company’s purchase accounting for the Xtellus acquisition.
During the nine months ended March 28, 2009, the Company recorded an impairment charge of $7.9 million to goodwill in its condensed consolidated statements of operations as management concluded that the carrying value of the net assets assigned to the New Focus and Avalon Photonics AG (“Avalon”) reporting units exceeded the fair value of the respective reporting units.
During the third quarter of fiscal year 2009, in conjunction with its goodwill impairment analysis, the Company also evaluated the fair value of the intangible assets of these two reporting units, in accordance with ASC 360, Property, Plant and Equipment. Based on this testing, the Company determined that the intangibles of the Avalon reporting unit were impaired by $1.2 million and recorded this impairment loss during the three months ended March 28, 2009.
A summary of movement in the Company’s goodwill and other intangible assets follows:

		Other Intangible Assets
			Accumulated
	Goodwill	Cost	Amortization	Net Book Value
		(Thousands)
June 27, 2009	$—	$12,142	$10,191	$1,951
Acquired (1)	25,219	7,802	—	7,802
Amortization	—	—	597	(597)
Exchange rate adjustment	—	(224)	(93)	(131)

April 3, 2010	$25,219	$19,720	$10,695	$9,025

(1)	During the third quarter of fiscal year 2010, the Company entered into an agreement to acquire assets associated with certain VOA products for $1.0 million. This transaction was accounted for as an asset purchase and included approximately $0.7 million in core and current technology with a weighted average life of 6 years. The remaining $0.3 million consisted of inventory and equipment.
The following table reflects the components of other intangible assets, net at the dates indicated:

	April 3,	June 27,
	2010	2009
	(Thousands)
Supply agreements	$3,102	$3,253
Customer relationships	1,704	719
Customer databases	134	135
Core and current technology	13,296	6,650
Contract backlog	110	—
Patent portfolio	1,374	1,385

	19,720	12,142
Less accumulated amortization	(10,695)	(10,191)

Other intangible assets, net	$9,025	$1,951

Amortization of other intangible assets for the three and nine months ended April 3, 2010 was $0.3 million and $0.6 million, respectively. Amortization of other intangible assets for the three months and nine months ended March 28, 2009 was $0.1 million and $0.4 million, respectively. Amortization is recorded as an operating expense within the condensed consolidated statements of operations. Estimated future amortization expense of other intangible assets is $0.3 million for the remaining three months of fiscal year 2010 and $1.3 million for each of the fiscal years 2011 to 2015. Estimated future amortization expense is subject to the Company’s finalization of its purchase accounting for the Xtellus acquisition.

Note 7. Restructuring Liabilities
The following table summarizes activities related to the Company’s restructuring liabilities for the nine months ended April 3, 2010:

	Accrued			Adjustments	Accrued
	Restructuring Costs	Amounts Charged to	Amounts Paid or	and	Restructuring Costs
	at June 27, 2009	Restructuring Costs	Written-off	Reversals	at April 3, 2010
			(Thousands)
Lease cancellations and commitments and other charges	$8,320	$1,443	$(4,165)	$(3)	$5,595
Termination payments to employees and related costs	4,719	2,555	(6,902)	75	447

Total accrued restructuring charges	13,039	$3,998	$(11,067)	$72	6,042

Less non-current accrued restructuring charges	(3,554)				(143)

Accrued restructuring charges included within accrued expenses and other liabilities	$9,485				$5,899

During the three and nine months ended April 3, 2010, the Company accrued approximately $0.1 million and $0.4 million, respectively, in restructuring accruals for employee separation charges related to its acquisition of Newport’s high-power laser diodes business, and made payments of $0.2 million during the same periods. The Company expects to incur between $0.6 million and $0.9 million in total restructuring costs in fiscal year 2010 in connection with the transfer of the high-power laser diodes business’ manufacturing operations from Tucson, Arizona to the Company’s European manufacturing facilities.
During the three and nine months ended April 3, 2010, the Company accrued approximately $0.3 million and $2.2 million, respectively, in restructuring accruals for employee separation charges related to the overhead cost reduction plan initiated from the merger with Avanex. During the three and nine months ended April 3, 2010, the Company made payments of nil and $0.3 million, respectively, related to lease commitments and $0.9 million and $7.0 million, respectively, related to employee separation charges.
In addition, during the three and nine months ended April 3, 2010, the Company reduced its accrual by $0.3 million and increased its accrual by $0.1 million, respectively, for restructuring accruals related to facilities assumed from Avanex as part of the merger (“legacy facilities”), and made payments of $0.9 million and $2.6 million during the same respective time periods, to cover the costs of exiting these legacy facilities.
During the third quarter of fiscal year 2010, the Company also accrued approximately $0.9 million in inventory-related restructuring accruals resulting from its acquisition of Xtellus.
During the three and nine months ended April 3, 2010, the Company continued to make payments in connection with earlier plans of restructuring and cost reduction efforts, including payments of $0.4 million and $1.1 million, respectively, for lease commitments.
Note 8. Credit Facility
On August 2, 2006, the Company entered into a $25.0 million senior secured revolving credit agreement with Wells Fargo Foothill, Inc. and other lenders. On April 27, 2009, the Company, with Oclaro Technology plc, Oclaro Photonics, Inc. and Oclaro Technology, Inc., each a wholly-owned subsidiary, collectively the Borrowers, entered into an amendment to its existing credit agreement (“Amended Credit Agreement”) with Wells Fargo Foothill, Inc. and other lenders regarding the $25.0 million senior secured revolving credit facility, extending the term to August 1, 2012. Under the Amended Credit Agreement, advances are available based on 80 percent of “qualified accounts receivable,” as defined in the Amended Credit Agreement.
As of April 3, 2010, there was $2.5 million outstanding under the Amended Credit Agreement with an interest rate of 7.00 percent, which was based on the bank’s prime rate plus 3.50 percentage points. There was no amount outstanding as of June 27, 2009. As of April 3, 2010, the Company was in compliance with all covenants under the Amended Credit Agreement.

At April 3, 2010 and June 27, 2009, there were $1.0 million and $0.3 million, respectively, in outstanding standby letters of credit with a vendor secured under the Amended Credit Agreement. The outstanding standby letter of credit for $1.0 million expires in April 2010.
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
The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009
	(Thousands)
Warranty provision — beginning of period	$2,486	$2,174	$2,228	$2,598
Warranties assumed in acquisitions	—	—	248	—
Warranties issued	1,162	558	2,862	2,180
Warranties utilized or expired	(687)	(664)	(2,351)	(2,152)
Currency translation adjustment	(82)	(48)	(108)	(606)

Warranty provision — end of period	$2,879	$2,020	$2,879	$2,020

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
The parties have reached a global settlement of the litigation. On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement. Under the settlement, the insurers will pay the full amount of the settlement share allocated to New Focus, Bookham Technology and Avanex, and New Focus, Bookham Technology and Avanex will bear no financial liability. New Focus, Bookham Technology and Avanex, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. Certain objectors have appealed the Court’s October 5, 2009 order to the Second Circuit Court of Appeals. If for any reason the settlement does not become effective, we believe that Bookham Technology, New Focus and Avanex have meritorious defenses to the claims and therefore believe that such claims will not have a material effect on our financial position, results of operations or cash flows.
On February 13, 2009, Bijan Badihian filed a complaint against Avanex Corporation, its then-CEO Giovanni Barbarossa, then interim CFO Mark Weinswig and an administrative assistant (who has since been dismissed from the action), in the Superior Court for the State of California, Los Angeles County. On June 8, 2009, after defendants filed a demurrer, plaintiff filed a First Amended Complaint adding as defendants Oclaro, Inc. as successor to Avanex, and Paul Smith, who was Chairman of the Avanex Board of Directors. On April 28, 2010 Badihian filed a Second Amended Complaint, which names Avanex, Oclaro (as successor in interest), Greg Dougherty, Joel Smith III, Paul Smith, Barbarossa, and Weinswig. Messrs. Barbarossa, Dougherty and Smith III are current members of Oclaro’s Board of Directors. The Second Amended Complaint alleges that defendants failed to disclose material facts regarding Avanex’s operational performance and future prospects, or engaged in conduct which negatively impacted those future prospects. The Second Amended Complaint alleges causes of action for (1) breach of fiduciary duty; (2) intentional misrepresentation; (3) negligent misrepresentation; (4) concealment; (5) constructive fraud; (6) intentional infliction of emotional distress; and (7) negligent infliction of emotional distress. The Second Amended Complaint seeks at least $5 million in compensatory damages plus prejudgment interest, unspecified damages for emotional distress, punitive damages, and costs. The parties are currently engaged in discovery. The Superior Court has set a trial date of January 18, 2011.
On May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. The action alleges infringement of United States Patent Nos. 5,410,625 and 5,428,698 and seeks a permanent injunction against all products found to infringe those patents, unspecified damages, costs, attorneys’ fees and other expenses. On July 16, 2009, Oclaro filed an answer to the complaint and stated counterclaims against QinetiQ Limited for judgments of invalidity and unenforceability of the patents-in-suit and seeking costs, attorney’s fees, and other expenses. On August 7, 2009, QinetiQ Limited requested that the District Court dismiss Oclaro’s unenforceability counterclaims and strike two of Oclaro’s affirmative defenses. On August 24, 2009, Oclaro filed its brief opposing QinetiQ’s request. QinetiQ Limited has since indicated to the Court that it plans to withdraw that request. On August 14, 2009, Oclaro filed a Motion to Transfer Venue, requesting that the action be transferred to the Northern District of California. On December 18, 2009, the District Court for the District of Delaware granted Oclaro’s Motion to Transfer Venue and transferred the action to the Northern District of California. Oclaro believes the claims asserted against it by QinetiQ are without merit and will continue to defend itself vigorously.

Note 10. Stockholders’ Equity
     Warrants
The following table summarizes activity relating to warrants to purchase the Company’s common stock on a post-split basis:

		Weighted-
	Warrants	Average
	Outstanding	Exercise Price
	(Thousands)
Balance at June 27, 2009	2,547	$24.55
Expired on December 20, 2009	(400)	30.00
Expired on March 8, 2010	(531)	37.15

Balance at April 3, 2010	1,616	$19.05

On April 27, 2009, in connection with the merger of Avanex and Oclaro, the Company issued approximately 531,000 replacement warrants (2,655,000 warrants pre-split) to existing Avanex warrant holders as of April 27, 2009. These warrants were exercisable during the period beginning on April 28, 2009 through March 8, 2010, at an exercise price of $37.15 per share ($7.43 per share pre-split). All of these warrants expired on March 8, 2010.
On March 22, 2007, the Company entered into a private placement agreement which included warrants to purchase up to 818,413 shares (4,092,066 shares pre-split) of common stock with certain institutional accredited investors. The warrants have a five year term and are exercisable beginning on September 23, 2007 at an exercise price of $14.00 per share ($2.80 per share pre-split), subject to adjustment based on a weighted average anti-dilution formula if the Company effects certain equity issuances in the future for consideration per share that is less than the then current exercise price per share of such warrants.
On August 31, 2006, the Company entered into a private placement agreement which included issuance of warrants to purchase up to 434,800 shares (2,174,000 shares pre-split) of common stock. On September 19, 2006, through a second closing of this private placement, the Company issued additional warrants to purchase up to 144,933 shares (724,667 shares pre-split) of common stock. In both cases, the warrants were issued and sold to certain institutional accredited investors. The warrants are exercisable during the period beginning on March 2, 2007 through September 1, 2011, at an exercise price of $20.00 per share ($4.00 per share pre-split).
On January 13, 2006, the Company issued warrants to investors to purchase 60,872 shares (304,359 shares pre-split) of common stock in connection with the conversion of a portion of the Company’s 7.0 percent senior unsecured convertible debentures issued in December 2004. On March 23, 2006, the Company issued warrants to purchase 19,092 shares (95,461 shares pre-split) of common stock to convert the remaining portion of the Company’s 7.0 percent senior unsecured convertible debentures. The warrants are exercisable from July 13, 2006 to January 13, 2011 at an exercise price per share of $35.00 ($7.00 per share pre-split).
On January 13, 2006, the Company issued warrants to purchase 137,200 shares (686,000 shares pre-split) of common stock to certain accredited institutional investors in connection with their purchase and subsequent retirement of other debt obligations. The warrants are exercisable from July 13, 2006 to January 13, 2011 at an exercise price per share of $35.00 ($7.00 per share pre-split).
On December 20, 2004, in connection with the sale of debentures, the Company provided holders thereof the right to purchase up to an aggregate of 400,393 shares (2,001,963 shares pre-split) of common stock, exercisable during the five years from the date of grant, at an initial exercise price of $30.00 per share ($6.00 per share pre-split). These warrants were exercisable from December 20, 2004 to December 20, 2009. All of these warrants expired on December 20, 2009.
During 2003, the Company assumed warrants to purchase 976 shares (4,881 shares pre-split) of common stock as part of the terms of its acquisition of Ignis Optics. The warrants have an exercise price of $200.00 per share ($40.00 per share pre-split), and began expiring in fiscal year 2008.

     Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income are as follows:

	April 3, 2010	June 27, 2009
	(Thousands)
Accumulated other comprehensive income:
Unrealized loss on currency instruments designated as hedges	$(423)	$(545)
Currency translation adjustments	30,123	31,443
Unrealized gain on short-term investments	—	7

	$29,700	$30,905

Note 11. Employee Stock Plans
Under the Company’s Amended and Restated 2004 Stock Incentive Plan there are approximately 1.1 million shares (5.3 million shares pre-split) of the Company’s common stock available for grant as of April 3, 2010. The Company generally grants stock options that vest over a four to five year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by the Company’s Board of Directors.
On November 2, 2009, the Company filed a “Tender Offer Statement” on Schedule TO with the SEC, related to an offer by the Company to certain of its employees to exchange some or all of their outstanding options to purchase the Company’s common stock for fewer replacement stock options with exercise prices equal to $6.80 per share ($1.36 per share pre-split), which was the closing price per share of the Company’s common stock on December 2, 2009, the date of grant and the last day of the tender offer (“the Offer”). A stock option was eligible for exchange in the Offer if: (i) it had an exercise price of at least $10.00 per share ($2.00 per share pre-split); (ii) it was granted at least 12 months prior to the commencement of the Offer; (iii) it was held by an employee who was eligible to participate in the Offer and (iv) it remained outstanding (i.e., unexpired and unexercised) as of the date of grant of the replacement options (“Eligible Options”). The Company made the Offer to all of the U.S. and international employees of the Company and its subsidiaries who held Eligible Options (“Eligible Employees”), except for (i) members of the Company’s Board of Directors and (ii) the Company’s named executive officers. As of December 2, 2009, when the Offer expired. Eligible Employees surrendered approximately 0.8 million Eligible Options (3.9 million pre-split) with a weighted-average exercise price of $37.55 per share ($7.51 per share pre-split) in exchange for approximately 0.4 million replacement stock options (1.8 million pre-split) with an exercise price of $6.80 per share ($1.36 per share pre-split).
The fair value of the replacement options granted was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the new options granted. The incremental compensation cost of the new options granted was measured as the excess of the fair value of the new options granted over the fair value of the original options immediately before cancellation. The total remaining unrecognized compensation expense related to the original options tendered will be recognized over the remaining requisite service period of the original options. The incremental compensation cost of the new options granted was $20,000.
During the nine months ended April 3, 2010, the Company reduced its shares available for grant by 0.7 million shares (3.7 million shares pre-split), of which 0.6 million shares (3.0 million shares pre-split) available for grant were cancelled in connection with the Offer and 0.1 million shares (0.7 million shares pre-split) available for grant were cancelled upon the expiration of the Avanex Corporation 1998 Stock Plan in December 2009.

The following table summarizes the combined activity under all of the Company’s equity incentive plans for the nine months ended April 3, 2010 reflected on a post-split basis:

	Shares	Stock	Weighted-	Restricted Stock	Weighted-
	Available	Options	Average	Awards / Units	Average Grant
	For Grant	Outstanding	Exercise Price	Outstanding	Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at June 27, 2009	2,561	3,235	$21.00	431	$4.15
Granted	(1,561)	990	4.40	570	6.80
Granted in connection with tender offer	(354)	354	6.80	—	—
Exercised or released	—	(45)	3.70	(216)	3.90
Cancelled or forfeited	463	(487)	31.15	(32)	4.15
Cancelled in connection with tender offer	704	(777)	37.55	—	—
Reduction in available for grant	(744)	—	—	—	—

Balances at April 3, 2010	1,069	3,270	$9.15	753	$6.25

Supplemental disclosure information about the Company’s stock options outstanding as of April 3, 2010 reflected on a post-split basis is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(Thousands)		(Years)	(Thousands)
Options exercisable at April 3, 2010	906	$20.05	6.0	$4,357
Options outstanding at April 3, 2010	3,270	$9.15	8.0	$25,667
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $13.95 ($2.79 pre-split) as of April 1, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.6 million shares (2.8 million shares pre-split) of common stock subject to in-the-money options which were exercisable as of April 3, 2010. The Company settles employee stock option exercises with newly issued shares of common stock.
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
The Company has not issued, and does not anticipate issuing, dividends to stockholders and accordingly uses a zero percent dividend yield assumption for all Black-Scholes-Merton stock option pricing calculations. The Company’s volatility is derived from an expected stock-price volatility assumption based on historical realized volatility of the underlying common stock during a period of time. The Company evaluates the exercise behavior of past grants as a basis to predict future activity to arrive at its expected life assumption.

The assumptions used to value stock option grants for the three and nine months ended April 3, 2010 and March 28, 2009 are as follows:

	Three Months Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009
Expected life	4.5 years	4.5 years	4.5 years	4.5 years
Risk-free interest rate	2.2%	1.9%	2.3%	2.8%
Volatility	95.9%	84.6%	99.8%	74.0%
Dividend yield	—	—	—	—
The amounts included in cost of revenues and operating expenses for stock-based compensation expenses for the three and nine months ended April 3, 2010 and March 28, 2009 were as follows:

	Three Months Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009
		(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$226	$265	$640	$889
Research and development	332	216	831	650
Selling, general and administrative	666	490	1,704	1,491
Income (loss) from discontinued operations	—	91	—	273

	$1,224	$1,062	$3,175	$3,303

Stock-based compensation by type of award:
Stock options	$629	$904	$2,257	$2,573
Restricted stock awards	741	136	1,178	566
Inventory adjustment to cost of revenues	(146)	22	(260)	164

	$1,224	$1,062	$3,175	$3,303

As of April 3, 2010 and June 27, 2009, the Company had capitalized approximately $0.4 million and $0.2 million, respectively, of stock-based compensation as inventory.
Note 13. Income Taxes
The Company’s total amount of unrecognized tax benefits as of April 3, 2010 and June 27, 2009 was approximately $2.7 million and $2.5 million, respectively. For the nine months ended April 3, 2010, the Company had $0.4 million in unrecognized tax benefits that, if recognized, would affect its effective tax rate. There are no unrecognized tax positions that presently exist for which it is reasonably possible there will be a significant increase or decrease within the next twelve months.
The Company’s policy is to include interest and penalties related to unrecognized tax benefits within the Company’s provision for (benefit from) income taxes. As of April 3, 2010, the Company has accrued approximately $49,000 for payment of interest and penalties related to unrecognized tax benefits.
The Company files U.S. federal, U.S. state and foreign tax returns and has determined its major tax jurisdictions are the United States, the United Kingdom, Italy, France and China. Certain jurisdictions remain open to examination by the appropriate governmental agencies; U.S. federal, Italy, France and China tax years 2004 to 2008, various U.S. states tax years 2004 to 2009, and the United Kingdom tax years 2003 to 2009. The Company is currently under audit in Canada, France and the United Kingdom. Management has accounted for approximately $0.1 million of potential examination exposure within its consolidated financial statements as of April 3, 2010. Management does not anticipate any significant adjustments to its financial position or results of operations as a result of any such examinations.

Note 14. Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share reflected on a post-split basis:

	Three Months Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009
		(Thousands,except per share amounts)
Net income (loss)	$205	$(13,281)	$1,771	$(17,549)

Weighted average shares — basic	41,095	20,084	38,752	20,056
Effect of dilutive potential common shares from:
Stock options	1,472	—	914	—
Restricted stock awards	760	—	473	—
Obligations under escrow agreement	502	—	192	—

Weighted average shares — diluted	43,829	20,084	40,331	20,056

Basic net income (loss) per share	$—	$(0.66)	$0.05	$(0.88)
Diluted net income (loss) per share	$—	$(0.66)	$0.04	$(0.88)
Basic earnings per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted earnings per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and obligations under escrow agreements during such period. For the three and nine months ended March 28, 2009, there were no stock options, unvested restricted stock awards, warrants or obligations under escrow agreements factored into the computation of diluted shares outstanding since the Company incurred a net loss in these periods which would have resulted in their inclusion having an anti-dilutive effect.
For the three and nine months ended April 3, 2010, the Company excluded 0.5 million (2.4 million pre-split) and 1.4 million (7.2 million pre-split), respectively, of outstanding stock options and warrants from the calculation of diluted net income per share because their effect would have been anti-dilutive.
Note 15. Comprehensive Income (Loss)
For the three and nine months ended April 3, 2010 and March 28, 2009, the Company’s comprehensive income (loss) primarily comprised of the Company’s net income (loss), the change in the unrealized gain (loss) on currency instruments designated as hedges, unrealized gain (loss) on short-term investments and foreign currency translation adjustments.
The components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009
		(Thousands)
Net income (loss)	$205	$(13,281)	$1,771	$(17,549)
Other comprehensive income (loss):
Unrealized gain (loss) on currency instruments designated as hedges	(210)	1,635	121	(2,388)
Currency translation adjustments	(1,766)	(1,649)	(1,320)	(16,964)
Unrealized gain (loss) on short-term investments	—	(33)	(7)	11

Comprehensive income (loss)	$(1,771)	$(13,328)	$565	$(36,890)

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
The Company’s Chief Executive Officer is the Company’s chief operating decision maker, and as such, evaluates the performance of these segments and makes resource allocation decisions based on segment revenues and segment operating income (loss), after allocating manufacturing costs between these operating segments and allocating the Company’s corporate general and administration costs to these operating segments, exclusive of stock compensation, gains or losses on legal settlements, gain on sale of property and equipment and impairment of goodwill and other intangible assets, none of which are allocated to these operating segments.
Segment information, presented for continuing operations for the three and nine months ended April 3, 2010 and March 28, 2009 was as follows:

	Three Months Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009
		(Thousands)
Net revenues:
Telecom	$87,013	$37,174	$243,457	$128,049
Advanced photonics solutions	14,139	4,067	36,379	15,997

Consolidated net revenues	$101,152	$41,241	$279,836	$144,046

	Three Months Ended		Nine Months Ended
	April 3,	March 28 ,	April 3,	March 28,
	2010	2009	2010	2009
		(Thousands)
Operating income (loss)
Telecom	$1,957	$482	$(372)	$(6,691)
Advanced photonics solutions	(599)	(3,620)	(745)	(4,575)

Total segment operating income (loss)	1,358	(3,138)	(1,117)	(11,266)
Stock-based compensation	1,224	971	3,175	3,030
Legal settlements	—	3,705	—	3,829
(Gain) loss on sale of property and equipment	101	(16)	(502)	(8)
Impairment of goodwill and other intangible assets	—	1,252	—	9,133

Consolidated operating income (loss)	$33	$(9,050)	$(3,790)	$(27,250)

The following table shows revenues by geographic area based on the delivery locations of the Company’s products:

	Three Months Ended		Nine Months Ended
	April 3,	March 28,	April 3,	March 28,
	2010	2009	2010	2009
		(Thousands)
United States	$19,542	$8,064	$54,529	$30,014
Canada	3,563	3,804	12,302	11,610
Europe	23,424	12,083	66,417	36,843
Asia	47,234	17,290	125,792	55,473
Rest of world	7,389	—	20,796	10,106

	$101,152	$41,241	$279,836	$144,046

The following table sets forth the Company’s long-lived tangible assets by geographic region as of the dates indicated:

	April 3, 2010	June 27, 2009
	(Thousands)
United States	$9,445	$2,252
Canada	152	185
Europe	7,707	7,390
Asia	17,437	20,048

	$34,741	$29,875

     Significant Customers and Concentration of Credit Risk
For the three months ended April 3, 2010, Huawei Technologies Co., Ltd. (“Huawei”) accounted for 13 percent and Alcatel-Lucent accounted for 10 percent of the Company’s revenues. For the three months ended March 28, 2009, Huawei accounted for 21 percent and Nortel Networks Corporation (“Nortel”) accounted for 16 percent of the Company’s revenues.
For the nine months ended April 3, 2010, Huawei accounted for 13 percent of the Company’s revenues. For the nine months ended March 28, 2009, Nortel accounted for 17 percent and Huawei accounted for 17 percent of the Company’s revenues.
As of April 3, 2010, Huawei accounted for 14 percent of the Company’s accounts receivable. As of June 27, 2009, Huawei and Alcatel-Lucent each accounted for 15 percent of the Company’s accounts receivable.
In fiscal year 2009 the Company issued billings of (i) $4.1 million for products that were shipped to Nortel, but for which payment was not received prior to Nortel’s bankruptcy filing on January 14, 2009, and (ii) $1.3 million for products that were shipped to a contract manufacturer for which payment might not have been received due to the Nortel bankruptcy filing. As a result, an aggregate of $5.4 million in revenue was deferred, and therefore was not recognized as revenues or accounts receivable in the condensed consolidated financial statements at the time of such billings, as the Company determined that such amounts were not reasonably assured of collectability in accordance with its revenue recognition policy. During the third quarter of fiscal year 2009, the Company recognized revenues of $0.6 million from Nortel and $1.3 million from the related contract manufacturer upon receipt of payment for billings which had been previously deferred. In the fourth quarter of fiscal year 2009, Nortel returned $0.8 million in products to the Company which had been shipped to Nortel prior to the bankruptcy filing and which had not been paid for by Nortel. As of April 3, 2010 and June 27, 2009, the Company had remaining contractual receivables from Nortel totaling $3.1 million associated with product shipments deferred as a result of Nortel’s January 14, 2009 bankruptcy filing, including $0.4 million assumed in the merger with Avanex, which are not reflected in the accompanying condensed consolidated balance sheets.
Note 17. Subsequent Events
On April 14, 2010, the Company announced that its Board of Directors had approved a 1-for-5 reverse split of its common stock, pursuant to previously obtained stockholder authorization. This reverse stock split became effective at 6:00 p.m., Eastern Time, on April 29, 2010, which reduced the number of shares of the Company’s common stock issued and outstanding from approximately 212 million to approximately 42 million and reduced the number of authorized shares of common stock from 450 million to 90 million. All share and per share amounts herein have been presented on a post-split basis.
On April 29, 2010, the Company announced that it would be selling 6,000,000 shares of its common stock in a public offering pursuant to an effective shelf registration statement. The offering is subject to market conditions, and there can be no assurance as to whether or when the offering may be completed, or as to the actual size or terms of the offering. The Company intends to use the net proceeds from the offering for general corporate purposes, including working capital. The Company may use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. These forward-looking statements include statements concerning (i) the impact of the acquisition of Avanex Corporation (“Avanex”), the exchange of assets with Newport Corporation (“Newport”), and the acquisition of Xtellus Inc. (“Xtellus”) on the combined entity’s financial results, including without limitation, accretion, gross margin, operating income and cash usage, (ii) future expense levels and sources for improvement of gross margin and operating expenses, including supply chain synergies, optimizing mix of product offerings, transition to higher margin product offerings, benefits of combined research and development and sales organizations and single public company costs, (iii) the expected financial opportunities after the Avanex merger, the exchange of assets with Newport, the Xtellus acquisition and the expected synergies related thereto, (iv) opportunities to grow in adjacent markets, (v) statements containing the words “target,” “believe,” “plan,” “anticipate,” “expect,” “estimate,” “will,” “should,” “ongoing,” and similar expressions and (vi) the assumptions underlying such statements. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including the impact of continued uncertainty in world financial markets and the resulting reduction in demand for our products, the future performance of Oclaro, Inc. following the closing of the merger with Avanex, the exchange of assets with Newport and the acquisition of Xtellus, the inability to realize the expected benefits and synergies as a result of the of the merger with Avanex, the exchange of assets with Newport and the acquisition of Xtellus, increased costs related to downsizing and compliance with regulatory requirements in connection with such downsizing, and the limited availability of credit or opportunity for equity-based financing. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. The factors discussed in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q also identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
Overview
We are a leading provider of high-performance core optical network components, modules and subsystems to global telecom equipment manufacturers. We leverage our proprietary core technologies and vertically integrated product development to provide our customers with cost-effective and innovative optical solutions in metro and long-haul network applications. In addition, we utilize our optical expertise to address new and emerging optical product opportunities in selective non-telecom markets, such as materials processing, consumer, medical, industrial, printing and biotechnology, which we refer to as our Advanced Photonics Solutions business. We offer our customers a differentiated solution that is designed to make it easier for our customers to do business by combining optical technology innovation, photonic integration, and a vertical approach to manufacturing and product development. We are a global company with chip fabrication facilities in the United Kingdom (“U.K.”), Switzerland and Italy, as well as in Arizona on a temporary basis that continued from the acquisition of related activities from Newport Corporation (“Newport”) on July 4, 2009 through the end of March 2010; manufacturing sites in the United States, Thailand, China and South Korea; and research and development teams in the United States, U.K., Switzerland, Italy, China and Israel.
We are the result of the April 27, 2009 merger of Bookham, Inc. (“Bookham”) and Avanex, with Bookham becoming the parent company and changing its name to Oclaro, Inc. (“Oclaro”) upon the close of the merger. Subsequent to the merger, Avanex Corporation changed its name to Oclaro (North America), Inc. All references in this Quarterly Report on Form 10-Q to Bookham refer to Oclaro, Inc, and all references to Avanex relating to time periods after the merger refer to Oclaro (North America), Inc. Under the terms of the merger, we issued approximately 17.0 million shares (85.2 million shares pre-split) of Oclaro common stock for all of the shares of Avanex outstanding on April 27, 2009. Avanex stockholders received 1.085 shares (5.426 shares pre-split) of Oclaro common stock for every share of Avanex common stock they owned. The merger is intended to qualify as a tax-free reorganization for federal income tax purposes. All financial information herein prior to April 27, 2009 relates to the consolidated financial position and results of operations of the former Bookham, and all financial information subsequent to April 27, 2009 herein relates to the consolidated financial position and results of operations of Oclaro, which includes the consolidated financial information of Avanex since April 27, 2009.
On July 4, 2009, we closed a transaction with Newport, under which we sold Newport the assets and liabilities of the New Focus business of Oclaro Photonics, Inc., which was in our advanced photonics solutions segment. In exchange, we received the assets of the high-power laser diodes business of Newport, which is included in our advanced photonics solutions segment. We also received $3.0 million in cash proceeds in the transaction, which has funded the substantial portion of related transition and integration costs. During the three months ended September 26, 2009, we recorded a $1.4 million gain from the sale of the New Focus business and a $5.3 million gain on bargain purchase from the acquisition of Newport’s high-

power laser diodes business. In the second quarter of fiscal year 2010, we completed our purchase accounting related to this transaction. Adjustments recorded in the second fiscal quarter were reflected retrospectively as if they had been recorded as of the acquisition date. We intend that this acquisition will help us leverage our existing state-of-the art global manufacturing infrastructure and lower certain of our product costs, including the costs of certain of our transmission products, as a result of operating efficiencies achieved through economies of scale and greater factory utilization achieved from shutting down our Newport wafer fabrication facilities in Tucson, Arizona, which was substantially complete in March 2010, and bringing up the corresponding production in our European facilities.
On December 17, 2009, we acquired Xtellus Inc. (“Xtellus”) through the issuance of 4.7 million shares (23.4 million shares pre-split) of our common stock, a portion of which is being held in escrow for 18 months to support Xtellus’ indemnification obligations to us, which may be payable in cash, or, at our option, in newly issued shares of our Common stock, or a combination of cash and stock. Under the terms of the acquisition agreement, we also provide for a value protection guarantee whereby stockholders of Xtellus are entitled to receive up to $7.0 million in additional consideration if Oclaro’s common stock trades below certain levels at the end of calendar year 2010 and if revenue from Xtellus products is more than $17.0 million in calendar year 2010. For accounting purposes, the total consideration in connection with the acquisition is $32.7 million. In connection with this acquisition we recorded $25.2 million in goodwill. We intend to finalize our purchase accounting with respect to this acquisition by the fourth quarter of fiscal year 2010. Any adjustments recorded will be retrospectively presented in our condensed consolidated financial statements as though they had been recorded as of the acquisition date. Subsequent to this acquisition, Xtellus Inc. changed its name to Oclaro (New Jersey), Inc. All references in this Quarterly Report on Form 10-Q to Xtellus refer to Oclaro (New Jersey), Inc.
Recent Significant Events
On April 14, 2010, we announced that our Board of Directors had approved a 1-for-5 reverse split of our common stock, pursuant to previously obtained stockholder authorization. This reverse stock split became effective at 6:00 p.m., Eastern Time, on April 29, 2010, which reduced the number of shares of our common stock issued and outstanding from approximately 212 million to approximately 42 million and reduced the number of authorized shares of our common stock from 450 million to 90 million. All share and per share amounts herein are presented on a post-split basis.
On April 29, 2010, we announced that we would be selling 6,000,000 shares of our common stock in a public offering pursuant to an effective shelf registration statement. The offering is subject to market conditions, and there can be no assurance as to whether or when the offering may be completed, or as to the actual size or terms of the offering. We intend to use the net proceeds from this offering for general corporate purposes, including working capital. We may use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies.
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires companies to: disclose separately the amounts of significant transfers into and out of Level 1 and Level 2 fair value measurements and to describe the reasons for such transfers. In addition, in the reconciliation for Level 3 fair value measurements, companies are to present separately information about purchases, sales, issuances, and settlements on a gross basis. The revised authoritative guidance for Level 1 and 2 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2009 and the revised authoritative guidance for Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years with early application permitted. Our adoption of the revised guidance for Levels 1 and 2 during the three months ended April 3, 2010 did not have any effect on our consolidated financial position or results of operations. We intend to adopt the revised guidance for Level 3 in the first quarter of fiscal year 2011 and we do not expect the adoption to have a material effect on our consolidated financial position or results of operations.
In October 2009, the FASB issued ASU 2009-14, Software (Topic 985), Certain Revenue Arrangements that Include Software Elements amending ASC 985. ASU 2009-14 applies to vendors that sell or lease tangible products that contain software that is more than incidental to the tangible product as a whole. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides direction for measuring and allocating revenue between the deliverables within the arrangement. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We are currently evaluating the impact of ASU 2009-14, but do not expect its adoption to have a material impact on our consolidated financial position or results of operations.
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
Application of Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses and other financial information. Actual results may differ significantly from those based on our estimates and judgments or could be materially different if we used different assumptions, estimates or conditions. In addition, our financial condition and results of operations could vary due to a change in the application of a particular accounting standard.
We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended June 27, 2009 (“2009 Form 10-K”) related to revenue recognition and sales returns, inventory valuation, accounting for acquisitions and goodwill, impairment of goodwill and other intangible assets and accounting for share-based payments. It is important that the discussion of our operating results that follows be read in conjunction with the critical accounting policies discussed in our 2009 Form 10-K.

Results of Operations
The following tables set forth our condensed consolidated results of operations for the three and nine month periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	April 3, 2010		March 28, 2009		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$101,152	100.0	$41,241	100.0	$59,911	145.3
Cost of revenues	73,322	72.5	32,381	78.5	40,941	126.4

Gross profit	27,830	27.5	8,860	21.5	18,970	214.1

Operating expenses:
Research and development	11,288	11.2	5,260	12.8	6,028	114.6
Selling, general and administrative	14,451	14.3	7,601	18.4	6,850	90.1
Amortization of intangible assets	347	0.3	54	0.1	293	542.6
Restructuring, merger and related costs	1,610	1.6	54	0.1	1,556	2,881.5
Legal settlements	—	—	3,705	9.0	(3,705)	n/m	(1)
Impairment of goodwill and other intangible assets	—	—	1,252	3.0	(1,252)	n/m	(1)
(Gain) loss on sale of property and equipment	101	0.1	(16)	—	117	n/m	(1)

Total operating expenses	27,797	27.5	17,910	43.4	9,887	55.2

Operating income (loss)	33	—	(9,050)	(21.9)	9,083	n/m	(1)
Other income (expense):
Interest income	11	—	78	0.2	(67)	(85.9)
Interest expense	(134)	(0.1)	(109)	(0.3)	(25)	22.9
Gain (loss) on foreign currency translation	794	0.8	(598)	(1.5)	1,392	n/m	(1)
Other income (expense)	—	—	(5)	—	5	n/m	(1)

Total other income (expense)	671	0.7	(634)	(1.6)	1,305	n/m	(1)

Income (loss) from continuing operations before income taxes	704	0.7	(9,684)	(23.5)	10,388	n/m	(1)
Income tax provision	499	0.5	19	—	480	2,526.3

Income (loss) from continuing operations	205	0.2	(9,703)	(23.5)	9,908	n/m	(1)
Loss from discontinued operations, net of tax	—	—	(3,578)	(8.7)	3,578	n/m	(1)

Net income (loss)	$205	0.2	$(13,281)	(32.2)	$13,486	n/m	(1)

(1)	Not meaningful.

	Nine Months Ended					Increase
	April 3, 2010		March 28, 2009		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$279,836	100.0	$144,046	100.0	$135,790	94.3
Cost of revenues	205,156	73.3	114,129	79.2	91,027	79.8

Gross profit	74,680	26.7	29,917	20.8	44,763	149.6

Operating expenses:
Research and development	29,977	10.7	17,875	12.4	12,102	67.7
Selling, general and administrative	42,249	15.1	24,240	16.8	18,009	74.3
Amortization of intangible assets	597	0.2	429	0.3	168	39.2
Restructuring, merger and related costs	6,149	2.2	1,669	1.2	4,480	268.4
Legal settlements	—	—	3,829	2.7	(3,829)	n/m	(1)
Impairment of goodwill and other intangible assets	—	—	9,133	6.3	(9,133)	n/m	(1)
Gain on sale of property and equipment	(502)	(0.1)	(8)	—	(494)	6,175.0

Total operating expenses	78,470	28.1	57,167	39.7	21,303	37.3

Operating loss	(3,790)	(1.4)	(27,250)	(18.9)	23,460	(86.1)
Other income (expense):
Interest income	36	—	522	0.4	(486)	(93.1)
Interest expense	(255)	(0.1)	(433)	(0.3)	178	(41.1)
Gain on foreign exchange	311	0.1	15,764	10.9	(15,453)	(98.0)
Other income (expense)	5,295	1.9	(700)	(0.5)	5,995	n/m	(1)

Total other income	5,387	1.9	15,153	10.5	(9,766)	(64.4)

Income (loss) from continuing operations before income taxes	1,597	0.5	(12,097)	(8.4)	13,694	n/m	(1)
Income tax provision (benefit)	1,246	0.4	(7)	—	1,253	n/m	(1)

Income (loss) from continuing operations	351	0.1	(12,090)	(8.4)	12,441	n/m	(1)
Income (loss) from discontinued operations, net of tax	1,420	0.5	(5,459)	(3.8)	6,879	n/m	(1)

Net income (loss)	$1,771	0.6	$(17,549)	(12.2)	$19,320	n/m	(1)

(1)	Not meaningful.
     Revenues
Revenues for the three months ended April 3, 2010 increased by $59.9 million, or 145 percent, compared to the three months ended March 28, 2009. The increase was primarily related to the inclusion of revenues in fiscal year 2010 generated through the merger with Avanex on April 27, 2009, all of which are associated with our telecom segment, as well as improvements in market conditions, as compared to the calendar year 2009 economic downturn, in both of our operating segments. For the three months ended April 3, 2010, revenues in the telecom and advanced photonics solution segments increased by $49.8 million and $10.1 million, respectively, compared to the three months ended March 28, 2009. Our advanced photonics solutions segment revenues increased primarily as a result of including revenues from our July 4, 2009 acquisition of the Newport laser diode business in our results of operations for the three months ended April 3, 2010.
For the three months ended April 3, 2010, Huawei Technologies Co., Ltd. (“Huawei”) accounted for $12.9 million, or 13 percent, of our revenues, and Alcatel-Lucent accounted for $9.8 million, or 10 percent, of our revenues. For the three months ended March 28, 2009, Huawei accounted for $8.8 million, or 21 percent, of our revenues, and Nortel Networks Corporation (“Nortel”) accounted for $6.8 million, or 16 percent, of our revenues.
Revenues for the nine months ended April 3, 2010 increased by $135.8 million, or 94 percent, compared to the nine months ended March 28, 2009. The increase was primarily related to the inclusion of revenues in fiscal year 2010 generated through the merger with Avanex on April 27, 2009, all of which are associated with our telecom segment, as well as improvements in market conditions, as compared to the calendar year 2009 economic downturn, in both of our operating segments. For the nine months ended April 3, 2010, revenues in the telecom and advanced photonics solution segments increased by $115.4 million and $20.4 million, respectively, compared to the nine months ended March 28, 2009. Our advanced photonics solutions segment revenues increased primarily as a result of including revenues from our July 4, 2009 acquisition of the Newport laser diode business in our results of operations for the nine months ended April 3, 2010.
For the nine months ended April 3, 2010, Huawei accounted for $37.6 million, or 13 percent, of our revenues. For the nine months ended March 28, 2009, Huawei accounted for $25.2 million, or 17 percent, of our revenues and Nortel accounted for $24.8 million, or 17 percent, of our revenues.
     Cost of Revenues
Our cost of revenues consists of the costs associated with manufacturing our products, and includes the purchase of raw materials, labor costs and related overhead, including stock-based compensation charges, and the costs charged by our contract manufacturers on the products they manufacture for us. Charges for excess and obsolete inventory, including in regards to inventories procured by contract manufacturers on our behalf, the cost of product returns and warranty costs are also included in cost of revenues. Costs and expenses related to our manufacturing resources incurred in connection with the development of new products are included in research and development expense.
Our cost of revenues for the three months ended April 3, 2010 increased $40.9 million, or 126 percent, from the three months ended March 28, 2009. The increase was primarily related to the inclusion of cost of revenues in fiscal year 2010 generated through the merger with Avanex on April 27, 2009, as well as costs associated with higher volumes of revenue resulting from improved market conditions subsequent to the economic downturn of calendar year 2009, offset in part by decreases from merger-related synergies and realizing the benefits of previous cost reduction efforts described more fully in Note 7, Restructuring Liabilities, to our condensed consolidated financial statements, appearing elsewhere in this Quarterly Report on Form 10-Q.
Our cost of revenues for the nine months ended April 3, 2010 increased $91.0 million, or 80 percent, from the nine months ended March 28, 2009. The increase was primarily related to the inclusion of cost of revenues in fiscal year 2010 generated through the merger with Avanex on April 27, 2009, as well as costs associated with higher volumes of revenue resulting from improved market conditions subsequent to the economic downturn of calendar year 2009, which were partially offset by decreases from merger-related synergies and realizing the benefits of previous cost reduction efforts.
The costs associated with the $3.5 million of products shipped to two customers in the second quarter of fiscal year 2009, but for which revenues were deferred in accordance with our revenue recognition policy, are fully included in costs of revenues for the nine months ended March 28, 2009 as title to the products passed to the customer upon shipment or delivery, depending on the terms of the individual sale.
     Gross Profit
Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.
Our gross margin rate increased to 28 percent for the three months ended April 3, 2010, compared to 21 percent for the three months ended March 28, 2009. The increase in gross margin rate was primarily due to operating leverage from higher revenue volumes, synergies from the merger with Avanex, including related cost reductions and the internal sourcing of Oclaro components into Avanex products, as well as the impact of other cost reduction efforts during fiscal year 2009. During the three months ended March 28, 2009, the recognition of $1.9 million of revenues, and $1.9 million of related gross margin, from two customers upon receipt of payment for billings which had been previously deferred increased our gross margin rate by approximately 3.8 percentage points because all of the related cost of sales was recognized during the second quarter of fiscal year 2009.
Our gross margin rate increased to 27 percent for the nine months ended April 3, 2010, compared to 21 percent for the nine months ended March 28, 2009. The increase in gross margin rate was primarily due to operating leverage from higher revenue volumes, synergies from the merger with Avanex, including related cost reductions and the internal sourcing of Oclaro components into Avanex products, as well as the impact of other cost reduction efforts during fiscal year 2009. Gross margin rate for the nine months ended April 3, 2010 also increased relative to the nine months ended March 28, 2009 due to recognizing the costs associated with the $3.5 million of products shipped to two customers in the nine months ended March 28, 2009, but for which revenues were deferred in accordance with our revenue recognition policy.

     Research and Development Expenses
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.
Research and development expenses increased to $11.3 million for the three months ended April 3, 2010 from $5.3 million for the three months ended March 28, 2009. The increase was primarily due to an increase in research and development activities in connection with the merger with Avanex on April 27, 2009, and increased investment in research and development resources, primarily personnel-related, as we have exited the economic downturn of calendar year 2009 and are investing to match the rate of our anticipated revenue growth. Personnel-related costs increased to $7.4 million for the three months ended April 3, 2010, compared with $3.1 million for the three months ended March 28, 2009. Other costs, including the costs of design tools and facilities-related costs increased to $3.9 million for the three months ended April 3, 2010, compared with $2.2 million for the three months ended March 28, 2009.
Research and development expenses increased to $30.0 million for the nine months ended April 3, 2010 from $17.9 million for the nine months ended March 28, 2009. The increase was primarily due to an increase in research and development activities in connection with the merger with Avanex on April 27, 2009, and increased investment in research and development resources, primarily personnel-related, as we have exited the economic downturn of calendar year 2009 and are investing to match the rate of our anticipated revenue growth, as well as an additional week during the nine months ended April 3, 2010. Personnel-related costs increased to $19.8 million for the nine months ended April 3, 2010, compared with $10.4 million for the nine months ended March 28, 2009. Other costs, including the costs of design tools and facilities-related costs increased to $10.2 million for the nine months ended April 3, 2010, compared with $7.5 million for the nine months ended March 28, 2009.
Over the coming year, we intend to increase our research and development expenditures consistent with the rate of our anticipated revenue growth, with a bias towards investing in low cost regions where practical.
     Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.
Selling, general and administrative expenses increased to $14.5 million for the three months ended April 3, 2010, from $7.6 million for the three months ended March 28, 2009. The increase was primarily due to the increase in costs incurred in connection with the merger with Avanex on April 27, 2009, offset in part by merger-related synergies. Personnel-related costs increased to $8.4 million for the three months ended April 3, 2010, compared with $4.2 million for the three months ended March 28, 2009. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses increased to $6.1 million for the three months ended April 3, 2010, compared with $3.4 million for the three months ended March 28, 2009.
Selling, general and administrative expenses increased to $42.2 million for the nine months ended April 3, 2010, from $24.2 million for the nine months ended March 28, 2009. The increase was primarily due to an increase in costs incurred in connection with the merger with Avanex on April 27, 2009 and from including an additional week during the nine months ended April 3, 2010, offset in part by merger-related synergies. Personnel-related costs increased to $23.5 million for the nine months ended April 3, 2010, compared with $13.6 million for the nine months ended March 28, 2009. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses increased to $18.8 million for the nine months ended April 3, 2010, compared with $10.6 million for the nine months ended March 28, 2009.
     Restructuring, Merger and Related Costs
For the three months ended April 3, 2010 and March 28, 2009, we accrued $1.0 million and $0.1 million, respectively, in expenses for revised estimates related to employee separation charges, asset impairments and costs to exit certain facilities. During the three months ended April 3, 2010, we also recorded $0.9 million for merger-related costs, which include $0.5 million of professional fees and $0.4 million in employee retention payments payable in connection with the acquisition of Xtellus. During the third quarter of fiscal year 2010, we reassessed the fair value of the value protection liability related to our Xtellus acquisition determining that the fair value of this liability declined from $0.9 million at January 2, 2010 to $0.6 million at April 3, 2010. This $0.3 million change in fair value was recognized as a reduction to merger-related costs during the three months ended April 3, 2010. For further description, see Note 4, Business Combinations, to our condensed consolidated financial statements, appearing elsewhere in this Quarterly Report on Form 10-Q.
For the nine months ended April 3, 2010 and March 28, 2009, we accrued $4.0 million and $1.7 million, respectively, in expenses for revised estimates related to employee separation charges and costs to exit certain facilities. During the nine months ended April 3, 2010, we also recorded $2.5 million for merger-related costs, which include $1.5 million of professional fees and $1.0 million in employee retention payments payable in connection with the acquisition of Xtellus. During the third quarter of fiscal year 2010, we reassessed the fair value of the value protection liability related to our Xtellus acquisition determining that the fair value of this liability declined from $0.9 million at January 2, 2010 to $0.6 million at April 3, 2010. This $0.3 million change in fair value was recognized as a reduction to merger-related costs during the three months ended April 3, 2010.
     Legal Settlement
On April 10, 2009, we settled our outstanding litigation with JDS Uniphase Corporation (“JDSU”), which resulted in us recording $3.7 million and $4.0 million, respectively, in legal settlement expenses during the three and nine months ended March 28, 2009. Of these amounts, $3.0 million in each period represents settlement payments paid to JDSU and $0.7 million and $1.0 million for the three and nine months ended March 28, 2009, respectively, represents legal fees incurred in connection with the JDSU litigation and settlement. Legal fees during the nine months ended March 28, 2009 were partially offset by a $0.2 million benefit from the settlement of a legal action in connection with our sale of land in Swindon, U.K. to a third-party in 2005.
     Impairment of Goodwill and Other Intangible Assets
During the three month period ended December 27, 2008, we saw indicators of potential impairment of our goodwill, including the impact of the current general economic downturn on our future prospects and the continued decline of our current market capitalization, which caused us to conduct a preliminary interim goodwill impairment analysis. Based on our preliminary calculations, we determined that the goodwill in our New Focus and Avalon reporting units was in fact impaired. We recorded an estimate of $7.9 million for the impairment loss in our condensed consolidated statement of operations during the three months ended December 27, 2008 as we concluded that the loss was probable and the amount of the loss was reasonably determinable. During the third quarter ended March 28, 2009, we completed our full evaluation of the second step impairment analysis, concluding that the goodwill of $7.9 million was fully impaired.
During the third quarter of fiscal year 2009, in conjunction with our full evaluation of the second step goodwill impairment analysis, we also evaluated the fair value of the intangible assets of our reporting units, in accordance with ASC 360, Property, Plant and Equipment. Based on this testing, we determined that the intangibles of our Avalon reporting unit was impaired by $1.2 million, which we reflected in our statements of operations for the third quarter of fiscal year 2009.
     (Gain)Loss on Sale of Property and Equipment
For the nine months ended April 3, 2010, we recorded a net gain of $0.5 million, primarily related to the sale of certain fixed assets in Villebon, France made surplus in connection with the closing of that facility.
     Other Income (Expense)
Other income (expense) for the three months ended April 3, 2010 increased by $1.3 million compared to the three months ended March 28, 2009. This was primarily related to a $1.4 million increase in gain from the re-measurement of short term receivables and payables for fluctuations in the U.S. dollar relative to our other local functional currencies during the corresponding periods among certain of our wholly-owned international subsidiaries.
Other income (expense) for the nine months ended April 3, 2010 decreased by $9.8 million compared to the nine months ended March 28, 2009. This was primarily related to a $15.5 million decrease in gain from the re-measurement of short term receivables and payables for fluctuations in the U.S. dollar relative to our other local functional currencies during the corresponding periods among certain of our wholly-owned international subsidiaries. The decrease was offset in part by a $5.3 million gain from the bargain purchase of the high-power laser diodes business from Newport on July 4, 2009. The decrease was also partially offset by a $0.7 million expense related to the fair value impairment of our short-term investment in a debt security of Lehman Brothers Holdings, Inc. recognized during the nine months ended March 28, 2009.

     Income Tax Provision (Benefit)
For the three and nine months ended April 3, 2010, our income tax provision of $0.5 million and $1.2 million, respectively, primarily relates to income taxes on our operations in Italy, China and the United States. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in prior periods, we have provided a full valuation allowance against our net deferred tax assets at April 3, 2010 and June 27, 2009.
     Income (Loss) From Discontinued Operations
During the nine months ended April 3, 2010, we recorded income of $1.4 million from discontinued operations from the sale of the New Focus business. For the three and nine months ended March 28, 2009, we recorded losses of $3.6 million and $5.5 million, respectively, related to the operations of the New Focus business during those periods.
Liquidity and Capital Resources
     Cash Flows from Operating Activities
Net cash used by operating activities for the nine months ended April 3, 2010 was $1.6 million, resulting from net income of $1.8 million, plus non-cash adjustments of $3.7 million, offset by a $7.1 million decrease in cash resulting from the change in operating assets and liabilities. The $3.7 million increase in cash resulting from non-cash adjustments primarily consisted of the $8.7 million of expense related to depreciation and amortization and $3.2 million of expense related to stock-based compensation, offset in part by the $5.3 million in gain from the bargain purchase of the high-power laser diodes business from Newport, $1.4 million in gain from the sale of the New Focus business, $0.6 million from the amortization of deferred gain from a sales-leaseback transaction, $0.5 million in gain from the sale of property and equipment and $0.3 million from the change in fair value of the value protection guarantee related to the acquisition of Xtellus. The $7.1 million decrease in cash resulting from the change in operating assets and liabilities was comprised of cash used by an accounts receivable increase of $18.7 million and by accrued expenses and other liabilities decrease of $7.2 million, offset in part by cash generated from inventory decreases of $6.5 million, other non-current assets decreases of $1.6 million, and accounts payable increases of $10.8 million.
Net cash provided by operating activities for the nine months ended March 28, 2009 was $4.1 million, resulting from non-cash adjustments of $24.9 million, offset by a net loss of $17.5 million and by a $3.2 million decrease from the change in operating assets and liabilities. The $24.9 million increase in cash resulting from non-cash adjustments primarily consisted of the $11.9 million charge for impairment of goodwill and other intangible assets, $9.8 million of expense related to depreciation and amortization and $3.3 million of expense related to stock-based compensation. These were partially offset by a decrease in cash from a net change in our operating assets and liabilities of $3.2 million due to an increase in accounts receivable and other assets and a decrease in accounts payable, partially offset by decreases in inventories and prepaid expenses and other current assets, and an increase in accrued expenses and other liabilities. Included in net loss for the period are a gain of approximately $6.4 million related to the revaluation of U.S. dollar denominated operating intercompany receivables on the books of our U.K. subsidiary, and a gain of approximately $1.0 million related to the revaluation of foreign currency denominated operating intercompany receivables on the books of our Shenzhen subsidiary.
     Cash Flows from Investing Activities
Net cash provided by investing activities for the nine months ended April 3, 2010 was $6.9 million, primarily consisting of $9.3 million in sales and maturities of available-for-sale investments, $3.0 million in cash proceeds from the exchange of assets with Newport, $0.3 million in cash proceeds from the acquisition of Xtellus, and $0.7 million in proceeds from the sale of certain fixed assets, which were partially offset by $5.9 million used in capital expenditures and $0.3 million used to acquire intangible assets, equipment and inventory through an asset purchase.
Net cash provided by investing activities for the nine months ended March 28, 2009 was $3.5 million, primarily consisting of $18.3 million in sales and maturities of available-for-sale investments and $0.6 million from the release of restricted cash, which were partially offset by $6.9 million in purchases of available-for-sale investments and $8.5 million used in capital expenditures.
     Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended April 3, 2010 primarily resulted from $2.5 million in net proceeds from borrowings under our Amended Credit Agreement. There were no other significant cash flows from financing activities for the nine months ended April 3, 2010 or the nine months ended March 28, 2009.

     Effect of Exchange Rates on Cash and Cash Equivalents for the Nine Months Ended April 3, 2010
The effect of exchange rates on cash and cash equivalents for the nine months ended April 3, 2010 was a decrease of $1.0 million, primarily consisting of a loss of approximately $1.4 million related to the revaluation of U.S. dollar denominated operating intercompany payables on the books of our U.K. subsidiary, offset by $0.2 million in net gain from the revaluation of foreign currency denominated intercompany balances on the books of our Shenzhen subsidiary, $0.2 million in net gain due to the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries.
     Credit Facility
On August 2, 2006, we entered into a $25.0 million senior secured revolving credit facility with Wells Fargo Foothill, Inc. and other lenders. On April 27, 2009, we, along with Oclaro Technology plc, Oclaro Photonics, Inc. and Oclaro Technology, Inc., each a wholly-owned subsidiary, collectively the Borrowers, entered into an amendment to our existing credit agreement (“Amended Credit Agreement”) with Wells Fargo Foothill, Inc. and other lenders regarding the $25.0 million senior secured revolving credit facility, extending the term to August 1, 2012. Under the Amended Credit Agreement, advances are available based on 80 percent of “qualified accounts receivable,” as defined in the Amended Credit Agreement. As of April 3, 2010, there was $2.5 million outstanding under the Amended Credit Agreement with an interest rate of 7.00 percent, which was based on the bank’s prime rate plus 3.50 percentage points. There was no amount outstanding as of June 27, 2009. As of April 3, 2010, we were in compliance with all covenants under the Amended Credit Agreement.
At April 3, 2010 and June 27, 2009, there were $1.0 million and $0.3 million, respectively, in outstanding standby letters of credit with a vendor secured under the Amended Credit Agreement. The standby letter of credit for $1.0 million expired in April 2010.
     Future Cash Requirements
As of April 3, 2010, we held $51.5 million in cash and cash equivalents and $4.3 million in restricted cash. We expect that our cash generated from operations, together with our current cash balances and amounts expected to be available under our Amended Credit Agreement, which are based on a percentage of eligible accounts receivable (as defined in the Amended Credit Agreement) at the time the advance is requested, will provide us with sufficient financial resources in order to operate as a going concern through at least the four fiscal quarters subsequent to the fiscal quarter ended April 3, 2010. On April 29, 2010, we announced that we would be selling 6,000,000 shares of our common stock in a public offering pursuant to an effective shelf registration. The offering is subject to market conditions, and there can be no assurance as to whether or when the offering may be completed, or as to the actual size or terms of the offering. We intend to use the net proceeds from this offering for general corporate purposes, including working capital. We may use a portion of the net proceeds to acquire or invest in complementary businesses, products or technologies. In the future, in order to strengthen our financial position, in the event of unforeseen circumstances, or in the event we need to fund our growth in future financial periods, we may need to raise additional funds by any one or a combination of the following: issuing equity securities, debt or convertible debt or the sale of certain product lines and/or portions of our business. There can be no guarantee that we will be able to raise additional funds, including funds under the proposed offering announced on April 29, 2010, on terms acceptable to us, or at all.
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

     Risk Management — Foreign Currency Risk
As our business is multinational in scope, we are increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. In the future we expect that a majority of our revenues will be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses could affect our operating results. This includes the Chinese yuan, the Swiss franc, the Thai baht and the Euro, in which we pay expenses in connection with operating our facilities in Shenzhen, China; Zurich, Switzerland; Bangkok, Thailand; San Donato, Italy; Korean won; and Israeli, shekel. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of April 3, 2010, we held twelve outstanding foreign currency forward exchange contracts with a notional value of $12.0 million which include put and call options which expire, or expired, at various dates from April 2010 to December 2010. During the three and nine months ended April 3, 2010, we recorded net losses of nil and $0.7 million, respectively, in our condensed consolidated statements of operations in connection with foreign exchange contracts that expired during the periods. As of April 3, 2010 we have recorded an unrealized loss of $0.4 million to “Accumulated other comprehensive income” in connection with marking these contracts to fair value.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
We finance our operations through a mixture of the issuance of equity securities, finance leases, working capital and by drawing on the Amended Credit Agreement. Our only exposure to interest rate fluctuations is on our cash deposits and for amounts borrowed under the Amended Credit Agreement. As of April 3, 2010, there was $2.5 million outstanding under the Amended Credit Agreement with an interest rate of 7.00 percent, which was based on the bank’s prime rate plus 3.50 percentage points. A 10 percent increase in the level of interest rates, with all other variables held constant, would have resulted in an immaterial increase in interest expense for the three and nine months ended April 3, 2010. As of April 3, 2010, we had $1.0 million in outstanding standby letters of credits with a vendor secured under the Amended Credit Agreement.
We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is generally invested in short-term deposits with banks accessible within one day’s notice and invested in overnight money market accounts. We believe our interest rate risk is immaterial.

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
As of April 3, 2010, our U.K. subsidiary had $30.4 million, net, in U.S. dollar denominated operating intercompany payables and $51.5 million in U.S. dollar denominated accounts receivable related to sales to external customers. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $2.1 million (U.S. dollar strengthening), or loss of $2.1 million (U.S. dollar weakening) on the translation of these receivables, which would be recorded as gain (loss) on foreign exchange in our condensed consolidated statement of operations.
Hedging Program
We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling. We do not currently hedge our exposure to the Chinese yuan, Korean won, Israeli shekel, Swiss franc, Thai baht or Euro, but we may in the future if conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of April 3, 2010, we held twelve outstanding foreign currency forward exchange contracts with a notional value of $12.0 million which include put and call options which expire, or expired, at various dates from April 2010 to December 2010 and we have recorded an unrealized loss of $0.4 million to “Accumulated other comprehensive income” in connection with marking these contracts to fair value as of April 3, 2010. It is estimated that a 10 percent fluctuation in the dollar between April 3, 2010 and the maturity dates of the put and call instruments underlying these contracts would lead to a profit of zero dollars (U.S. dollar weakening) or loss of $2.4 million dollars (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 3, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 3, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the three months ended April 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The parties have reached a global settlement of the litigation. On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement. Under the settlement, the insurers will pay the full amount of the settlement share allocated to New Focus, Bookham Technology and Avanex, and New Focus, Bookham Technology and Avanex will bear no financial liability. New Focus, Bookham Technology and Avanex, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. Certain objectors have appealed the Court’s October 5, 2009 order to the Second Circuit Court of Appeals. If for any reason the settlement does not become effective, we believe that Bookham Technology, New Focus and Avanex have meritorious defenses to the claims and therefore believe that such claims will not have a material effect on our financial position, results of operations or cash flows.
On February 13, 2009, Bijan Badihian filed a complaint against Avanex Corporation, its then-CEO Giovanni Barbarossa, then interim CFO Mark Weinswig and an administrative assistant (who has since been dismissed from the action), in the Superior Court for the State of California, Los Angeles County. On June 8, 2009, after defendants filed a demurrer, plaintiff filed a First Amended Complaint adding as defendants Oclaro, Inc. as successor to Avanex, and Paul Smith, who was Chairman of the Avanex Board of Directors. On April 28, 2010 Badihian filed a Second Amended Complaint, which names Avanex, Oclaro (as successor in interest), Greg Dougherty, Joel Smith III, Paul Smith, Barbarossa, and Weinswig. Messrs. Barbarossa, Dougherty and Smith III are current members of Oclaro’s Board of Directors. The Second Amended Complaint alleges that defendants failed to disclose material facts regarding Avanex’s operational performance and future prospects, or engaged in conduct which negatively impacted those future prospects. The Second Amended Complaint alleges causes of action for (1) breach of fiduciary duty; (2) intentional misrepresentation; (3) negligent misrepresentation; (4) concealment; (5) constructive fraud; (6) intentional infliction of emotional distress; and (7) negligent infliction of emotional distress. The Second Amended Complaint seeks at least $5 million in compensatory damages plus prejudgment interest, unspecified damages for emotional distress, punitive damages, and costs. The parties are currently engaged in discovery. The Superior Court has set a trial date of January 18, 2011.
On May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. The action alleges infringement of United States Patent Nos. 5,410,625 and 5,428,698 and seeks a permanent injunction against all products found to infringe those patents, unspecified damages, costs, attorneys’ fees and other expenses. On July 16, 2009, Oclaro filed an answer to the complaint and stated counterclaims against QinetiQ Limited for judgments of invalidity and unenforceability of the patents-in-suit and seeking costs, attorneys’ fees, and other expenses. On August 7, 2009, QinetiQ Limited requested that the District Court dismiss Oclaro’s unenforceability counterclaims and strike two of Oclaro’s affirmative defenses. On August 24, 2009, Oclaro filed its brief opposing QinetiQ’s request. QinetiQ Limited has since indicated to the Court that it plans to withdraw that request. On August 14, 2009, Oclaro filed a Motion to Transfer Venue, requesting that the action be transferred to the Northern District of California. On December 18, 2009, the District Court for the District of Delaware granted Oclaro’s Motion to Transfer and transferred the action to the Northern District of California. Oclaro believes the claims asserted against it by QinetiQ are without merit and will continue to defend itself vigorously.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Quarterly Report on Form 10-Q. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall and you could lose all or part of your investment.
Risks Related to Our Business
We have a history of large operating losses and we may not be able to achieve profitability in the future.
We have historically incurred losses and negative cash flows from operations since our inception. As of April 3, 2010, we had an accumulated deficit of $1,090 million. Our income from continuing operations for the nine months ended April 3, 2010 was $0.4 million. Our losses from continuing operations for the fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007 were $25.8 million, $23.3 million and $82.5 million, respectively. We may not be able to achieve profitability in any future periods. If we are unable to do so, we may need additional financing, which may not be available to us on commercially acceptable terms or at all, to execute on our current or future business strategies.
We may not be able to maintain current levels of gross margins.
We may not be able to maintain or improve our gross margins, to the extent that current economic uncertainty, changes in customer demand, or other factors, affects our overall revenue, and we are unable to adjust our expenses as necessary. We attempt, in any event, to reduce our product costs and improve our product mix to offset price erosion expected in most product categories. Our gross margins can also be adversely impacted for reasons including, but not limited to, unfavorable production variances, increases in costs of input parts and materials, the timing of movements in our inventory balances, warranty costs and related returns, and possible exposure to inventory valuation reserves. Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations.
Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may increase the other risks that affect our business.
Over the past 18 to 24 months, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, rating downgrades of investments and reduced valuations of securities generally. In light of these economic conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for optical components. While we have seen a short-term improvement in customer demand, and improvements in the economic conditions contributing to that improved customer demand, it is possible that economic conditions could experience further setbacks, and that these customers, or others, could as a result significantly reduce their capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. Prior to the recent improvement in customer demand, these actions had, and in future quarters could continue to have, an adverse impact on our own revenues. In addition, the financial downturn affected the financial strength of certain of our customers, and could adversely affect others. In particular, in fiscal year 2009, we issued billings of (i) $4.1 million for products that were shipped to Nortel, but for which payment was not received prior to Nortel’s bankruptcy filing on January 14, 2009, and (ii) $1.3 million for products that were shipped to a contract manufacturer for which payment might not have been received due to the Nortel bankruptcy filing. As a result, an aggregate of $5.4 million in revenue was deferred, and therefore was not recognized as revenues or accounts receivable in our consolidated financial statements at the time of such billings, as we determined that such amounts were not reasonably assured of collectability in accordance with our revenue recognition policy. As of April 3, 2010, the remaining uncollected contractual receivables from Nortel, from prior to its bankruptcy filing, totaled $3.1 million, which are not reflected in our accompanying condensed consolidated balance sheets.

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
The market for optical components continues to be characterized by excess capacity and intense price competition which has had, and may have, a material adverse effect on our results of operations.
There continues to be excess capacity for many optical components companies, intense price competition among optical component manufacturers and continued consolidation in the industry. As a result of this excess capacity and other industry factors, pricing pressure remains intense. The continued uncertainties in the optical telecommunications systems industry and the global economy make it difficult for us to anticipate revenue levels and therefore to make appropriate estimates and plans relating to cost management. Continued uncertain demand for optical components has had, and may continue to have, a material adverse effect on our results of operations.
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
For example, in the nine months ended April 3, 2010, and fiscal years ended June 27, 2009, June 28, 2008 and June 30, 2007, our three largest customers accounted for 28 percent, 38 percent, 38 percent and 49 percent of our net revenues, respectively. Revenues from any of our major customers may fluctuate significantly in the future, which could have an adverse impact on our business and results of operations.
The majority of our long-term customer contracts do not commit customers to specified buying levels, and our customers may decrease, cancel or delay their buying levels at any time with little or no advance notice to us.
The majority of our customers typically purchase our products pursuant to individual purchase orders or contracts that do not contain purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but many of these customers may decrease, cancel or delay purchase orders already in place, and the impact of any such actions may be intensified given our dependence on a small number of large customers. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short-term and long-term financial and operating goals and result in excess and obsolete inventory.
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
We may not achieve our strategic objectives, anticipated synergies and cost savings and other expected benefits of our merger with Avanex, our acquisition of the high-power laser diodes business of Newport or our acquisition of Xtellus.
We completed our merger with Avanex on April 27, 2009, our acquisition of the high-power laser diodes business of Newport on July 4, 2009, and our acquisition of Xtellus on December 17, 2009. We expect certain strategic and other financial and operating benefits as a result of these transactions, including, certain cost and performance synergies. However, we cannot predict with certainty which of these benefits, if any, will actually be achieved or the timing of any such benefits.
The following factors, among others, may prevent us from realizing these benefits:
•	the inability to increase product sales;

•	substantial demands on our management as a result of these transactions that may limit their time to attend to other operational, financial, business and strategic issues;

•	difficulty in:

o	the integration of operational, financial and administrative functions and systems to permit effective management, and the lack of control if such integration is not implemented or delayed;

o	demonstrating to our customers that the transactions will not result in adverse changes in client service standards or business focus and helping our customers conduct business easily with us;

o	consolidating and rationalizing corporate information technology, engineering and administrative infrastructures;

o	integrating product offerings;

o	coordinating sales and marketing efforts to effectively communicate our capabilities;

o	coordinating and integrating the manufacturing activities of our acquired businesses, including with respect to third-party manufacturers, and including the establishment of Tucson laser diode related manufacturing processes in our European facilities on a timely basis, or at all, and including executing a ramp of production capacity in South Korea to support the potential revenue demand for the WSS related products of Xtellus;

o	coordinating and integrating supply chains;

o	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

o	preserving important relationships of our acquired businesses and resolving potential conflicts between business cultures;

o	coordinating the international activities of our acquired businesses;

o	unexpected liabilities associated with our acquired businesses or unanticipated costs related to the integrations;

o	the effect of tax laws due to increasing complexities of our global operating structure; and

o	employment law or regulations or other limitations in foreign jurisdictions that could have an impact on timing, amounts or costs of achieving expected synergies.
Our integration with Avanex, the high-power laser diode business of Newport and Xtellus has been and will continue to be a complex, time-consuming and expensive process. We cannot assure you that we will be able to successfully integrate these businesses in a timely manner, or at all, or that any of the anticipated benefits or our acquisition of these businesses will be realized. Our failure to achieve the strategic objectives of our merger with Avanex, our acquisition of the high-power laser diodes business of Newport and our acquisition of Xtellus could have a material adverse effect on our revenues, expenses and our other operating results and cash resources and could result in us not achieving the anticipated potential benefits of these transactions. In addition, we cannot assure you that the growth rate of the combined company will equal the historical growth rate experienced by Bookham, Avanex, the high-power laser diodes business of Newport, or Xtellus.
Sales of our products could decline if customer relationships are disrupted by our recent merger and acquisition activities.
The customers of Bookham, Avanex, Xtellus and the high-power laser diode business of Newport may not continue their current buying patterns. Any loss of design wins or significant delay or reduction in orders for the telecom, the high-power laser diodes, or the optical modules and components business’ products could harm our business, financial condition and results of operations. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of our products and our future product strategy, or consider purchasing products of our competitors.
Customers may also seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products or may decide not to purchase any products from us. In addition, by increasing the breadth of our business, the transactions may make it more difficult for us to enter into relationships, including customer relationships, with strategic partners, some of whom may view us as a more direct competitor than either Bookham, Avanex, Xtellus or the high-power laser diodes business of Newport as independent companies.

As a result of the recent business combinations, we have become a larger and more geographically diverse organization, and if our management is unable to manage the combined organization efficiently, our operating results will suffer.
As of April 3, 2010, we had approximately 2,819 employees in a total of 15 facilities around the world. As a result, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization could have a material adverse effect on our operating results and, as a result, on the market price of our common stock.
We may not successfully transfer the wafer production from the Tucson, Arizona manufacturing operations we acquired from Newport to our European fabrication facilities and realize the anticipated benefits of the acquisition.
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
• it may take longer than anticipated to transfer wafer manufacturing operations from Tucson, Arizona to our European fabs, the results may not deliver desired yields and costs savings and any delay may cause us not to achieve expected synergies from leveraging our existing global manufacturing infrastructure;
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
Many of our new products must be tailored to customer specifications. As a result, we are developing new products and using new technologies in those products. For example, while we currently manufacture and sell discrete “gold box” technology, we expect that many of our sales of “gold box” technology will soon be replaced by pluggable modules. New products or modifications to existing products often take many quarters or even years to develop because of their complexity and because customer specifications sometimes change during the development cycle. We often incur substantial costs associated with the research and development and sales and marketing activities in connection with products that may be purchased long after we have incurred the costs associated with designing, creating and selling such products. In addition, due to the rapid technological changes in our market, a customer may cancel or modify a design project before we begin large-scale manufacture of the product and receive revenues from the customer. It is unlikely that we would be able to recover the expenses for cancelled or unutilized design projects. It is difficult to predict with any certainty, particularly in the present economic climate, the frequency with which customers will cancel or modify their projects, or the effect that any cancellation or modification would have on our results of operations.
As a result of our global operations, our business is subject to currency fluctuations that have adversely affected our results of operations in recent quarters and may continue to do so in the future.
Our financial results have been and will continue to be materially impacted by foreign currency fluctuations. At certain times in our history, declines in the value of the U.S. dollar versus the U.K. pound sterling have had a major negative effect on our margins and our cash flow. Despite our change in domicile from the United Kingdom to the United States in 2004 and the transfer of our assembly and test operations from Paignton, U.K. to Shenzhen, China, a significant portion of our expenses are still denominated in U.K. pounds sterling and substantially all of our revenues are denominated in U.S. dollars.
Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses will continue to have a material effect on our operating results. From the end of our fiscal year ended June 28, 2008 to the end of our fiscal year ended June 27, 2009, the U.S. dollar appreciated 17 percent relative to the U.K. pound sterling, which favorably impacted our operating results for fiscal year 2009. If the U.S dollar stays the same or depreciates relative to the U.K. pound sterling in the future, our future operating results may also be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan, the South Korean won, the Israeli shekel, the Swiss franc, the Thai baht or the Euro vary more significantly than they have to date.
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
We cannot assure you that we will be able to do any of these.
Employee turnover in China is high due to the intensely competitive and fluid market for skilled labor. To operate our Shenzhen facility under these conditions, we will need to continue to hire direct manufacturing personnel, administrative personnel and technical personnel; obtain and retain required legal authorization to hire such personnel and incur the time and expense to hire and train such personnel. We are currently seeing a return of customer demand which had decreased as a result of adverse economic conditions in the preceding 18 to 24 months. Our ability to respond to this demand will, among other things, be a function of our ability to attract, train and retain skilled labor in China.
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
We intend to continue to export the majority of the products manufactured at our Shenzhen facility. Under current regulations, upon application and approval by the relevant governmental authorities, we will not be subject to certain Chinese taxes and will be exempt from certain duties on imported materials that are used in the manufacturing process and subsequently exported from China as finished products. However, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation and duties in China or may be required to pay export fees in the future. In the event that we become subject to new forms of taxation or export fees in China, our business and results of operations could be materially adversely affected. We may also be required to expend greater amounts than we currently anticipate in connection with increasing production at our Shenzhen facility. Any one of the factors cited above, or a combination of them, could result in unanticipated costs or interruptions in production, which could materially and adversely affect our business.
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
Any supply deficiencies relating to the quality or quantities of materials or equipment we use to manufacture our products could materially adversely affect our ability to fulfill customer orders and our results of operations. As customer demand has recently increased in our markets, and in adjacent markets, lead times for the purchase of certain materials and equipment from suppliers required to meet this demand have increased and in some cases have limited our ability to rapidly respond to increased demand, and may continue to do so in the future. These conditions have been exacerbated by suppliers, customers and companies such as ourselves reducing their inventory levels in response to the economic conditions described above.
In addition, Fabrinet’s manufacturing operations are located in Thailand. Thailand has been subject to political unrest in the recent past, including the temporary interruption of service at one of its international airports, and may again experience such political unrest in the future. If Fabrinet is unable to supply us with materials or equipment, or if they are unable to ship our materials or equipment out of Thailand due to political unrest, this could materially adversely affect our ability to fulfill customer orders and our results of operations.
Fluctuations in our operating results could adversely affect the market price of our common stock.
Our revenues and other operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year for our telecom products, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, military, consumer and biotechnology markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase products from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred could vary significantly.
Because of these and other factors, quarter-to-quarter comparisons of our results of operations may not be indicative of our future performance. In future periods, our results of operations may differ, in some cases materially, from the estimates of public market analysts and investors. Such a discrepancy, or our failure to meet published financial projections, could cause the market price of our common stock to decline and you to lose all or part of your investment.
The investment of our cash balances and our investments in marketable debt securities are subject to risks which may cause losses and affect the liquidity of these investments.
At April 3, 2010, we had $55.8 million in cash, cash equivalents and restricted cash, including $4.3 million in restricted cash. We have historically invested these amounts in U.S. Treasury securities and U.S. government agency securities, corporate debt, money market funds, commercial paper and municipal bonds. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. In September 2008, Lehman Brothers Holdings Inc., or Lehman, filed a petition under Chapter 11 of the U.S. Bankruptcy Code. In the quarter ended January 2, 2010, we sold a Lehman security with a par value of $0.8 million for $0.1 million. We recorded the impairment charges for the Lehman security of $0.7 in fiscal year 2009 in other expense in our condensed consolidated statement of operations.

We may in the future experience declines in the value of our short-term investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.
We may record additional impairment charges that will adversely impact our results of operations.
We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually in accordance with ASC 350, Intangibles — Goodwill and Other. During the fiscal year ended June 27, 2009, we determined that the goodwill related to our New Focus and Avalon reporting units was fully impaired. Impairment of goodwill and other intangible assets for fiscal year 2009, net of $2.8 million associated with the discontinued operations of the New Focus business, amounted to $9.1 million.
In the nine months ended April 3, 2010, we recorded goodwill of $25.2 million and other intangible assets of $7.8 million primarily in connection with our acquisitions of the Newport high-power laser diodes business and Xtellus. In the event that we determine in a future period that impairment of our goodwill, intangible assets or long-lived assets exists for any reason, we would record additional impairment charges in the period such determination is made, which would adversely impact our financial position and results of operations.
We may incur additional significant restructuring charges that will adversely affect our results of operations.
In the fourth quarter of fiscal year 2009, in connection with our merger with Avanex, we accrued an aggregate of approximately $5.4 million in restructuring charges, and we anticipate an additional $2.2 million to $2.5 million in merger related restructuring charges in fiscal year 2010. On July 4, 2009, we completed the exchange of our New Focus business to Newport for Newport’s Tucson wafer fabrication facility and we expect to incur between $0.6 million to $0.9 million in restructuring expenses in fiscal year 2010 in connection with the transfer of the Tucson manufacturing operations to our European facilities, an activity with inherent risk as to ability to execute and timing to completion.
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
On August 10, 2005, Oclaro Technology plc purchased all of the issued share capital of City Leasing (Creekside) Limited (Creekside), a subsidiary of Deutsche Bank. We entered into this transaction primarily for the business purpose of raising money to fund our operations by realizing the economic value of certain of the deferred tax assets of Oclaro Technology plc from the third-party described more fully below. In compliance with U.K. tax law, the transaction was structured to enable certain U.K. tax losses in Oclaro Technology plc to be surrendered in order to reduce U.K. taxes otherwise due on sub-lease revenue payable to Creekside. Creekside was entitled to receivables of £73.8 million (approximately $135.8 million, based on an exchange rate of $1.84 to £1.00 on September 2, 2005) from Deutsche Bank in connection with certain aircraft subleases and these payments have been applied over a two-year term to obligations of £73.1 million (approximately $134.5 million, based on an exchange rate of $1.84 to £1.00 on September 2, 2005) owed to Deutsche Bank. As a result of the completion of these transactions, Oclaro Technology plc has had available through Creekside cash of approximately £6.63 million (approximately $12.2 million, based on an exchange rate of $1.84 to £1.00 on September 2, 2005). We expect Oclaro Technology plc to utilize certain expected tax losses and other tax attributes to reduce the taxes that might otherwise be due by Creekside as the receivables are paid. In the event that Oclaro Technology plc is not able to utilize these tax losses and other tax attributes when U.K. tax returns are filed for the relevant periods (or these tax losses and other tax attributes do not arise or are successfully challenged by U.K. tax regulators), Creekside may have to pay taxes, reducing the cash available from Creekside. In the event there is a future change in applicable U.K. tax law, Creekside and in turn Oclaro Technology plc, would be responsible for any resulting tax liabilities, which amounts could be material to our financial condition or operating results.
If our customers do not qualify our manufacturing lines or the manufacturing lines of our subcontractors for volume shipments, our operating results could suffer.
Most of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Our manufacturing lines have passed our qualification standards, as well as our technical standards. However, our customers also require that our manufacturing lines pass their specific qualification standards and that we, and any subcontractors that we may use, be registered under international quality standards. In addition, we have in the past, and may in the future, encounter quality control issues as a result of relocating our manufacturing lines or introducing new products to fill production. We may be unable to obtain customer qualification of our manufacturing lines or we may experience delays in obtaining customer qualification of our manufacturing lines. Such delays or failure to obtain qualifications would harm our operating results and customer relationships.
Delays, disruptions or quality control problems in manufacturing could result in delays in product shipments to customers and could adversely affect our business.
We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors. As a result, we could incur additional costs that would adversely affect our gross margins, and our product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputation. Furthermore, even if we are able to deliver products to our customers on a timely basis, we may be unable to recognize revenues at the time of delivery based on our revenue recognition policies.
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
Our future success will depend, in large part, upon our intellectual property rights, including patents, copyrights, design rights, trade secrets, trademarks, know-how and continuing technological innovation. We maintain an active program of identifying technology appropriate for patent protection. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individuals during their work for us and require that all proprietary information disclosed will remain confidential. Although such agreements may be binding, they may not be enforceable in full or in part in all jurisdictions and any breach of a confidentiality obligation could have a very serious effect on our business and our remedy for such breach may be limited.

Our intellectual property portfolio is an important corporate asset. The steps we have taken and may take in the future to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. We cannot assure you that our competitors will not successfully challenge the validity of our patents or design products that avoid infringement of our proprietary rights with respect to our technology. There can be no assurance that other companies are not investigating or developing other similar technologies, that any patents will be issued from any application pending or filed by us or that, if patents are issued, that the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, we cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights under those patents will provide a competitive advantage to us or that our products and technology will be adequately covered by our patents and other intellectual property. Further, the laws of certain regions in which our products are or may be developed, manufactured or sold, including Asia-Pacific, Southeast Asia and Latin America, may not be enforced to protect our products and intellectual property rights to the same extent as the laws of the United States, the U.K. and continental European countries. This is especially relevant now that we have transferred certain advanced photonics solution manufacturing activities from our San Jose, California facility to Shenzhen, China and transferred all of our assembly and test operations and chip-on-carrier operations, including certain engineering-related functions, from our facilities in the U.K. to Shenzhen, China. Also relevant is that our competitors and new Chinese companies are establishing manufacturing operations in China to take advantage of comparatively low manufacturing costs.
Our products may infringe the intellectual property rights of others which could result in expensive litigation or require us to obtain a license to use the technology from third parties, or we may be prohibited from selling certain products in the future.
Companies in the industry in which we operate frequently are sued or receive informal claims of patent infringement or infringement of other intellectual property rights. We have, from time to time, received such claims, including from competitors and from companies that have substantially more resources than us.
For example, on March 4, 2008, we filed a declaratory judgment complaint captioned Bookham, Inc. v. JDS Uniphase Corp. and Agility Communications, Inc., Civil Action No. 5:08-CV-01275-RMW, in the United States District Court for the Northern District of California, San Jose Division. Our complaint sought declaratory judgments that its tunable laser products do not infringe any valid, enforceable claim of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, and that all claims of the aforementioned patents are invalid and unenforceable. On April 10, 2009, we entered into a license and settlement agreement with JDSU pursuant to which we and JDSU have settled all claims between us.
In addition, on May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. The action alleges that we infringed United States Patent Nos. 5,410,625 and 5,428,698 and seeks a permanent injunction against all of our products found to infringe those patents, unspecified damages, costs, attorneys’ fees and other expenses. On July 16, 2009, Oclaro filed an answer to the complaint and stated counterclaims against QinetiQ Limited for judgments of invalidity and unenforceability of the patents-in-suit and seeking costs, attorneys’ fees and other expenses. On August 7, 2009, QinetiQ Limited requested that the District Court dismiss our unenforceability counterclaims and strike two of our affirmative defenses. On August 24, 2009, we filed our brief opposing QinetiQ’s request. QinetiQ Limited has since indicated to the Court that it plans to withdraw that request. On August 14, 2009, we filed a Motion to Transfer Venue, requesting that the action be transferred to the Northern District of California. On December 18, 2009, the District Court for the District of Delaware granted our Motion to Transfer Venue and transferred the action to the Northern District of California. We believe that the claims asserted against us by QinetiQ are without merit and we will continue to defend ourselves vigorously.
Third parties may in the future assert claims against us concerning our existing products or with respect to future products under development. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. If we do infringe a third-party’s rights, we may need to negotiate with holders of those rights relevant to our business. We have from time to time received notices from third parties alleging infringement of their intellectual property and where appropriate have entered into license agreements with those third parties with respect to that intellectual property. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. The recent economic downturn could result in holders of intellectual property rights becoming more aggressive in alleging infringement of their intellectual property rights and we may be the subject of such claims asserted by a third-party. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur significant costs and diversion of our resources and our management’s attention. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements that require payment of significant royalties.
If we fail to obtain the right to use the intellectual property rights of others necessary to operate our business, our ability to succeed will be adversely affected.
Certain companies in the telecommunications and optical components markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and our competitors. Optical component suppliers may seek to gain a competitive advantage or other third parties, inside or outside our market, may seek an economic return on their intellectual property portfolios by making infringement claims against us. We currently in-license certain intellectual property of third-parties, and in the future, we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could be used to inhibit or prohibit our production and sale of existing products and our development of new products for our markets. Licenses granting us the right to use third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results. In addition, in the event we are granted such a license it is likely such license would be non-exclusive and other parties, including competitors, may be able to utilize such technology. Our larger competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage. In addition, our larger competitors may be able to buy such technology and preclude us from licensing or using such technology.
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
For the nine months ended April 3, 2010, years ended June 27, 2009, June 28, 2008 and June 30, 2007, 19 percent, 20 percent, 18 percent and 15 percent of our revenues, respectively, were derived from sales to customers located in the United States and 81 percent, 80 percent, 82 percent and 85 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

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
We may face product liability claims.
Despite quality assurance measures, defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects, including consequential damages. Such defects could, moreover, impair market acceptance of our products. Both could have a material adverse effect on our business and financial condition. In addition, we may assume product warranty liabilities related to companies we acquire, which could have a material adverse effect on our business and financial condition. In order to mitigate the risk of liability for damages, we carry product liability insurance with a $25.0 million aggregate annual limit and errors and omissions insurance with a $5.0 million annual limit. We cannot assure you that this insurance would adequately cover any or a portion of our costs arising from any defects in our products or otherwise.
If we fail to attract and retain key personnel, our business could suffer.
Our future success depends, in part, on our ability to attract and retain key personnel. Competition for highly skilled technical people is extremely intense and we continue to face difficulty identifying and hiring qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future success also depends on the continued contributions of our executive management team and other key management and technical personnel, each of whom would be difficult to replace. The loss of services of these or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business.
Similar to other technology companies, we rely upon stock options and other forms of equity-based compensation as key components of our executive and employee compensation structure. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. The retention value of our equity incentives has declined significantly as our stock price has declined, causing many of our options to be “under water.” On December 2, 2009, we completed an option exchange program, under which certain of our key employees exchanged significantly under water options for a lesser number of options that were priced with an exercise price of $6.80 per share ($1.36 per share pre-split), which was the closing price of our common stock on December 2, 2009, the last day of the offer period. Without these components, we would be required to significantly increase cash compensation levels (or develop alternative compensation structures) in order to retain our key employees. Accounting rules relating to the expensing of equity compensation may cause us to substantially reduce, modify, or even eliminate, all or portions of our equity compensation programs which may, in turn, prevent us from retaining or hiring qualified employees and declines in our stock price could reduce or eliminate the retentive effects of our equity compensation programs.
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
We historically handled hazardous materials as part of our manufacturing activities. Consequently, our operations are subject to environmental laws and regulations governing, among other things, the use and handling of hazardous substances and waste disposal. This also includes the operations in our Tucson fab, which we acquired from Newport in July 2009. We do not own the Tucson facility, and are not a direct party to the lease for the facility, but we do own the manufacturing equipment, which involves the use and handling of hazardous substances and waste disposal. We may incur costs to comply with current or future environmental laws. As with other companies engaged in manufacturing activities that involve hazardous materials, a risk of environmental liability is inherent in our manufacturing activities, as is the risk that our facilities will be shut down in the event of a release of hazardous waste, or that we would be subject to extensive monetary liability. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business. Under applicable EU regulations, we, along with other electronics component manufacturers, are prohibited from using lead and certain other hazardous materials in our products. We could lose business or face product returns if we fail to maintain these requirements properly.
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
Avanex previously experienced material weaknesses in its internal controls over financial reporting. A lack of effective internal control over our financial reporting could result in an inability to report our financial results accurately, which could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Effective internal controls over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. Avanex has in the past discovered, and we may in the future discover, deficiencies, including those considered to be indicative of material weaknesses, in our internal control over financial reporting.

Our failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on the our business, financial condition, operating results and our stock price, and we could be subject to stockholder litigation. Even if we are able to implement and maintain effective internal control over financial reporting, the costs of doing may increase and our management may be required to dedicate greater time and resources to that effort.
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
On February 13, 2009, Bijan Badihian filed a complaint against Avanex Corporation, its then-CEO Giovanni Barbarossa, then interim CFO Mark Weinswig and an administrative assistant (who has since been dismissed from the action), in the Superior Court for the State of California, Los Angeles County. On June 8, 2009, after defendants filed a demurrer, plaintiff filed a First Amended Complaint adding as defendants Oclaro, Inc. as successor to Avanex, and Paul Smith, who was Chairman of the Avanex Board of Directors. On April 28, 2010 Badihian filed a Second Amended Complaint, which names Avanex, Oclaro (as successor in interest), Greg Dougherty, Joel Smith III, Paul Smith, Barbarossa, and Weinswig. Messrs. Barbarossa, Dougherty and Smith III are current members of Oclaro’s Board of Directors. The Second Amended Complaint alleges that defendants failed to disclose material facts regarding Avanex’s operational performance and future prospects, or engaged in conduct which negatively impacted those future prospects. The Second Amended Complaint alleges causes of action for (1) breach of fiduciary duty; (2) intentional misrepresentation; (3) negligent misrepresentation; (4) concealment; (5) constructive fraud; (6) intentional infliction of emotional distress; and (7) negligent infliction of emotional distress. The Second Amended Complaint seeks at least $5 million in compensatory damages plus prejudgment interest, unspecified damages for emotional distress, punitive damages, and costs. The parties are currently engaged in discovery. The Superior Court has set a trial date of January 18, 2011.

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
We are subject to the provisions of Section 203 of the General Corporation Law of the State of Delaware prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Our certificate of incorporation and bylaws contain provisions relating to the limitations of liability and indemnification of our directors and officers, dividing our board of directors into three classes of directors serving staggered three year terms and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders. In addition, our certificate of incorporation authorizes us to issue up to 1,000,000 shares (5,000,000 shares pre-split) of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. All of these provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. These provisions also may have the effect of deterring hostile takeovers or delaying changes in control or management of us.
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
The trading price of our common stock has been, and is likely to continue to be, highly volatile. Many factors could cause the market price of our common stock to rise and fall. In addition to the matters discussed in other risk factors included herein, some of the reasons for the fluctuations in our stock price are:
•	fluctuations in our results of operations;

•	changes in our business, operations or prospects;

•	hiring or departure of key personnel;

•	new contractual relationships with key suppliers or customers by us or our competitors;

•	proposed acquisitions by us or our competitors;

•	financial results that fail to meet public market analysts’ expectations and changes in stock market analysts’ recommendations regarding us, other optical technology companies or the telecommunication industry in general;

•	future sales of common stock, or securities convertible into or exercisable for common stock;

•	adverse judgments or settlements obligating us to pay damages;

•	future issuances of common stock in connection with acquisitions or other transactions;

•	acts of war, terrorism, or natural disasters;

•	industry, domestic and international market and economic conditions, including the global macroeconomic downturn over the last 18 to 24 months;

•	low trading volume in our stock;

•	developments relating to patents or property rights; and

•	government regulatory changes.
In connection with our acquisition of Xtellus in December 2009, approximately 3.7 million of the shares of our common stock that we issued to Xtellus stockholders are subject to sale, transfer and other disposition restrictions. The restrictions lapse on half of such shares six months after the closing date of the transaction and on the remainder of such shares 12 months after the closing date of the transaction. The sale of these shares after the restrictions lapse could negatively impact our stock price.
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
Our certificate of incorporation authorizes us to issue up to 1,000,000 shares (5,000,000 shares pre-split) of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:
•	adversely affect the voting power of the holders of our common stock;

•	make it more difficult for a third-party to gain control of us;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price of our common stock.

We may in the future issue additional shares of authorized preferred stock at any time.
Delaware law, our charter documents and our stockholder rights plan contain provisions that could discourage or prevent a potential takeover, even if such a transaction would be beneficial to our stockholders.
Some provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These include provisions:
•	authorizing the board of directors to issue additional preferred stock;

•	prohibiting cumulative voting in the election of directors;

•	limiting the persons who may call special meetings of stockholders;

•	prohibiting stockholder actions by written consent;

•	creating a classified board of directors pursuant to which our directors are elected for staggered three-year terms;

•	permitting the board of directors to increase the size of the board and to fill vacancies;

•	requiring a super-majority vote of our stockholders to amend our bylaws and certain provisions of our certificate of incorporation; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.
We are subject to the provisions of Section 203 of the Delaware General Corporation Law which limit the right of a corporation to engage in a business combination with a holder of 15% or more of the corporation’s outstanding voting securities, or certain affiliated persons.
Although we believe that these charter and bylaw provisions, provisions of Delaware law and our stockholder rights plan provide an opportunity for the board to assure that our stockholders realize full value for their investment, they could have the effect of delaying or preventing a change of control, even under circumstances that some stockholders may consider beneficial.
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

OCLARO, INC.
Date: May 4, 2010	By:	/s/ Jerry Turin
Jerry Turin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
10.1	Agreement of Merger dated December 16, 2009 by and among Oclaro, Inc., Rio Acquisition Corp., Xtellus Inc. and Alta Berkeley LLP (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K dated December 22, 2009 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.