Form 10-K
period 2010-07-03
OCLARO, INC.
filed 2010-09-01
CIK 1110647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JULY 3, 2010
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

(408) 383-1400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $0.01 Per Share	NASDAQ Global Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $310,806,000 based on the last reported sale price of the registrant’s common stock on December 31, 2009 as reported by the NASDAQ Global Market ($7.35 per share). As of August 24, 2010, there were 49,497,577 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed on or before November 1, 2010. With the exception of the sections of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders specifically incorporated herein by reference, the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders is not deemed to be filed as part of this Form 10-K.

OCLARO, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 3, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. These forward-looking statements include statements concerning (i) potential future financial results, (ii) the impact of the acquisition of Avanex Corporation (“Avanex”), the exchange of assets with Newport Corporation (“Newport”), the acquisition of Xtellus Inc. (“Xtellus”) and the acquisition of Mintera Corporation (“Mintera”) on the combined entity’s financial results, including without limitation, accretion, gross margin, operating income and cash usage, (iii) future expense levels and sources for improvement of gross margin and operating expenses, including supply chain synergies, optimizing mix of product offerings, transition to higher margin product offerings, benefits of combined research and development and sales organizations and single public company costs, (iv) the expected financial opportunities after the Avanex merger, the exchange of assets with Newport, the Xtellus acquisition and the Mintera acquisition and the expected synergies related thereto, (v) opportunities to grow in adjacent markets, (vi) statements containing the words “target,” “believe,” “plan,” “anticipate,” “expect,” “estimate,” “will,” “should,” “ongoing,” and similar expressions and (vii) the assumptions underlying such statements. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including the impact of continued uncertainty in world financial markets and any resulting reduction in demand for our products, the future performance of Oclaro, Inc. following the closing of the merger with Avanex, the exchange of assets with Newport, the acquisition of Xtellus and the acquisition of Mintera, the potential inability to realize the expected benefits and synergies as a result of the of the merger with Avanex, the exchange of assets with Newport, the acquisition of Xtellus and the acquisition of Mintera, increased costs related to downsizing and compliance with regulatory requirements in connection with such downsizing, and the potential lack of availability of credit or opportunity for equity-based financing. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and the documents incorporated herein by reference.

PART I

Item 1.	Business

Overview of Oclaro

We are a leading provider of high-performance core optical network components, modules and subsystems to global telecommunications (“telecom”) equipment manufacturers. We leverage our proprietary core technologies and vertically integrated product development to provide our customers with cost-effective and innovative optical solutions in metro and long-haul network applications. In addition, we utilize our optical expertise to address new and emerging optical product opportunities in selective non-telecom markets, such as materials processing, consumer, medical, industrial, printing and biotechnology, which we refer to as our Advanced Photonics Solutions business. We offer our customers a differentiated solution that is designed to make it easier for our customers to do business by combining optical technology innovation, photonic integration, and a vertical approach to manufacturing and product development. Our customers include Huawei Technologies Co. Ltd (“Huawei”); Alcatel-Lucent; Ciena Corporation, including certain assets of the former Metro Ethernet Network (“MEN”) division of Nortel Networks Corporation; Tellabs, Inc.; Infinera Corporation; Cisco Systems, Inc.; ADVA Optical Networking; Fujitsu Limited; NEC Corporation; Nokia-Siemens Networks and Ericsson.

Corporate Information

We were incorporated in Delaware in June 2004. Our common stock is currently traded on the NASDAQ Global Market under the symbol “OCLR.” On September 10, 2004, pursuant to a scheme of arrangement under the laws of the United Kingdom (“U.K.”), we became the publicly traded parent company of the Oclaro Technology Ltd (formerly Bookham Technology plc) group of companies, including Oclaro Technology Ltd, a limited company incorporated under the laws of England and Wales whose stock was previously traded on the London Stock Exchange and the NASDAQ National Market under the Bookham name. We are the result of the April 27, 2009 merger of Bookham, Inc. (“Bookham”) and Avanex Corporation (“Avanex”), with Bookham becoming the parent company and changing its name to Oclaro, Inc. upon the close of the merger. Subsequent to the merger, Avanex Corporation changed its name to Oclaro (North America), Inc. and Oclaro changed its NASDAQ Global Market symbol to “OCLR.”

Our principal executive offices are located at 2584 Junction Avenue, San Jose, California 95134, and our telephone number at that location is (408) 383-1400. We maintain a web site with the address www.oclaro.com. Our web site includes links to our Code of Business Conduct and Ethics and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters. We did not waive any provisions of our Code of Business Conduct and Ethics during the year ended July 3, 2010. We are not including the information contained in our web site or any information that may be accessed through our web site as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”).

Our Business Segments

Telecom.  Our telecom segment targets telecom equipment manufacturers that integrate our optical technology into the systems they offer to the telecommunications carriers that are building, upgrading and operating high-performance optical networks. Telecom carriers are increasingly demanding greater levels of network capacity from their telecom equipment suppliers, our customers, in order to meet their rapidly growing network bandwidth requirements. We believe that the trend toward an increase in demand for optical solutions, which increase network capacity, is in response to growing bandwidth demand driven by increased transmission of video, voice and data over optical communication networks, and by a need among network carriers to decrease the total cost of ownership of their networks. The rapid development of network infrastructure underway in developing countries is also driving growth in demand for optical solutions. We are a leading supplier of core optical network technology to leading telecom equipment companies worldwide.

We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals in telecommunications networks. These products include tunable lasers, pump lasers, modulators and receivers, transceivers, transponders, optical amplifiers, reconfigurable optical add drop multiplexers (“ROADMs”) and other value-added subsystems. Many of our products enable increased flexibility in optical telecom networks, making the networks more dynamic in nature. These products include tunable lasers and corresponding module level products, wavelength selective switching products and tunable dispersion compensation products.

Our telecom revenues for the fiscal year ended July 3, 2010 were $341.9 million, representing 87 percent of our total revenues.

Advanced Photonic Solutions.  Our advanced photonic solutions (“APS”) segment, is focused on the design, manufacture, marketing and sale of optics and photonics solutions for non-telecom markets including material processing, consumer, medical, industrial, printing and biotechnology. Increasingly, customers outside of the telecom market are recognizing the value of optical technology to their products and end markets. We believe that the proliferation of optical technology into new and emerging markets and our ability to be a viable supplier of differentiated technologies to larger vertically integrated laser systems companies serving these markets helps drive the growth of our APS segment. One such example is our selection by Intel Corporation as a strategic supplier of vertical cavity surface emitting lasers (“VCSELs”), into their “Light Peak Optical Interconnectivity for Computers Initiative,” a new high-speed optical cable technology designed to connect electronic devices to each other.

Our APS revenues for the fiscal year ended July 3, 2010 were $50.6 million, representing 13 percent of our total revenues.

Competitive Differentiation

We believe that the following competitive strengths have enabled us to establish our position as a leading provider of core optical network components, modules and subsystems:

•	Customer Ease of Use. We believe that providing innovative solutions to enhance our customers’ ease of doing business is critical to success, and this is at the core of our strategy. This includes exhibiting high standards of flexibility and quality and the ability to provide products ranging from standard components to advanced subsystems designed in partnership with our customers. We are a leading supplier of optical products at the component level, including tunable lasers, pump lasers, modulators and receivers, and we are also a leading supplier of products at the module and subsystem levels, including transceivers, transponders, amplifiers and controlled subsystems. Our intellectual property (“IP”) leadership and vertically integrated manufacturing strategy enable us to deliver high performance, competitive solutions.

•	Optical Technology Leadership. We have extensive expertise in optical technologies including optoelectronic semiconductors, electronics design, firmware and software capabilities. Our expertise includes III-V optoelectronic semiconductors utilizing indium phosphide (“InP”), gallium arsenide and lithium niobate (“LiNbO3”) substrates. We have over 1,000 patents issued and our IP base represents significant investment in the optical industry over the past 20 years. We believe our commitment to the optical industry and our IP and know-how represents a differentiated value proposition for our customers. We believe that we are positioned as the number one or number two supplier in the metro and long-haul telecom markets.

•	Leading Photonic Integration Capabilities. Photonic integration, which is the combination of multiple functions or devices in one package or on one chip, is an important source of differentiation. Our wafer fabrication facilities and process technologies position us to be a leader in delivering photonic integration. We believe that photonic integration will enable us to capture additional value in the optical network supply chain as customers demand increasing product integration and complexity to build the next generation network.

•	Vertically Integrated Manufacturing Approach. We operate three optical wafer fabrication facilities as well as a low-cost back end assembly and test facility in China. Our vertical integration enables us to support and control all phases of the development and manufacturing process from chip creation, to component design, to module and subsystem production. We believe that our wafer fabrication facilities position us to introduce product innovations delivering optical network cost and performance advantages to our customers. We believe that our in-house control of this complete product lifecycle process enables us to respond more quickly to changing customer requirements, allowing our customers to reduce the time it takes them to deliver products to market. Furthermore, our ability to deliver innovative technologies in a variety of form factors, ranging from chip level to module level to subsystem level, allows us to address the needs of a broad base of potential customers regardless of their desired level of product integration or complexity.

•	Proven Ability to Expand into Other Optical Markets. We leverage our core optical expertise to enter attractive optical markets outside of telecom. We have become a leading merchant supplier of laser diodes, serving markets such as manufacturing, printing, medical and consumer and we have become a viable supplier of differentiated technologies to larger vertically integrated laser systems companies serving these markets. This business leverages our telecom optical expertise, allows us to increase fab utilization and provides revenue diversification.

Business Strategy

In order to maintain our position as a leading provider of core optical network components, modules and subsystems, we are continuing to pursue the following business strategies:

•	Maintain Focus on Core Optical Network. We are positioned as a key strategic supplier to the major telecommunications equipment companies and intend to continue to focus on enabling our customers to build equipment for the implementation of next generation core optical networks. Our optical IP and development expertise provides us with optical network insights that enable us to partner with our customers to continue to innovate optical solutions. We plan to continue to work with our customers to develop key technologies and expand our product offerings across the optical network.

•	Expand Position with Tier One Customers Through Technology Innovation and Manufacturing Flexibility. We believe we are a market leader in many of the market segments we address. Our combination of technology innovation and manufacturing flexibility enable us to deliver low-latency, high-performance products to our customers. We believe our customer-centric strategy will enable us to continue to gain share in our markets by innovating in partnership with our customers and delivering cost-effective solutions to them.

•	Extend Core Optical Product Differentiation. We plan to continue to invest in optical innovation in order to power the infrastructure required to serve the rapidly growing demand for bandwidth. Our photonic integration capability enables additional functionality of our products and we plan to continue to leverage this advantage to advance optical technology in the network. We also plan to evaluate acquisitions of and investments in complementary businesses, products or technologies in order to continuously improve our solutions for customers.

•	Match Global Engineering and Manufacturing Resources with Customer Demands. We believe our global engineering and manufacturing infrastructure enables us to deliver cost-effective solutions for our customers. We plan to continue to manage our manufacturing infrastructure in order to effectively meet customer demand for high-performance products and rapid time to market. We believe the scale of our manufacturing infrastructure can enable our margins to increase as our revenue grows due to limited incremental cost required to meet increasing demand. We also supplement our facilities with the use of contract manufacturers on a selective basis, enabling us to dynamically manage our production in the face of varying customer demand.

•	Leverage Optical Expertise to Address Other Optical Market Opportunities. We plan to continue to enter and/or build in adjacent markets with our APS segment in order to leverage our optical expertise and our manufacturing infrastructure.

•	Consider the Use of Strategic Investment and Acquisitions to Maintain Optical Leadership Position. Our industry has historically been fragmented and characterized by large numbers of competitors. In addition to our internal development capabilities, we intend to continue to consider the use of acquisitions as a means to enhance our scale, obtain critical technologies, and enter new markets. We have historically expanded our business through acquisitions where we have seen an opportunity to enhance scale, broaden our product offerings, or integrate new technology. For instance, in addition to Oclaro’s formation from the April 27, 2009 merger of Bookham and Avanex, both of these predecessors have also participated in significant past merger and acquisition activities. Bookham’s acquisitions included, in particular, the Nortel Networks Optical Components business in 2002, the Marconi Optical Components business in 2002, and seven other acquisitions between 2003 and 2009. Our most recent acquisitions were the purchase of Xtellus, in December 2009, which complemented and expanded our wavelength selective switch (“WSS”) product portfolio, and the purchase of Mintera Corporation (“Mintera”) in July 2010, which we believe will broaden our product portfolio for high-speed transmission solutions and will reinforce our position as one of the leading optical communications providers. In June 2010, we also made a minority investment in, and entered into a strategic marketing arrangement with, ClariPhy Communications, Inc. (“ClariPhy”), a designer of high-speed digital signal processors complementary to our optical components in 40 gigabits per second (“Gb/s”) and, in the future, 100 Gb/s applications.

Our Product Offerings

Telecom Products

•	Tunable laser transmitters. Our tunable laser products include discrete lasers and co-packaged laser modulators to optimize performance and reduce the size of the product. Our tunable products at the component level include an InP tunable laser chip, a 10 Gb/s integrated tunable laser assembly (“iTLA”) and a 10 Gb/s co-packaged laser modulator tunable compact mach-zender. We also supply our tunable components into our customer’s 40 Gb/s products, and believe we are the primary supplier of these and related components into the 40 Gb/s solutions commercially available today.

•	Fixed wavelength laser transmitters. Our fixed laser products include discrete lasers and co-packaged laser modulators to optimize performance and reduce the size of the product. Our fixed wavelength products at the component level are designed for both long-haul and metro applications at 2.5 Gb/s and 10 Gb/s and include InP laser chips, a 10 Gb/s laser and a 10 Gb/s co-packaged laser and compact mach-zender modulator.

We believe that our ability to produce co-packaged, integrated transmitters, both tunable and fixed wavelength, many of which are sole-sourced to customers, demonstrates the advantages of InP photonic integration provided by our wafer fabrication facility in Caswell, U.K.

•	Lithium niobate modulators. Our lithium niobate modulators are optical devices that manipulate the phase or the amplitude of an optical signal. Their primary function is to transfer information on an optical carrier by modulating the light. These devices externally modulate the lasers of discrete transmitter products including, but not limited to, our own standalone laser products.

•	Receivers. Our portfolio of discrete receivers for metro and long-haul applications at 2.5 Gb/s and 10 Gb/s includes avalanche photodiode (“APD”) preamp receivers, as well as PIN photodiode preamp receivers, and PIN and APD modules and products that feature integrated attenuators.

•	Transceivers. Our small form factor pluggable transceiver portfolio includes SFP products operating at 2.5 Gb/s and XFP products operating at 10 Gb/s, including a tunable X2 extended product operating at 10 Gb/s. We are currently sampling tunable XFP products which we believe will be cost effective solutions and industry leading in terms of performance. We believe the photonic integration of our internal componentry represents a differentiator and a competitive advantage in our tunable XFP products.

•	Transponder modules. Our transponder modules provide both transmitter and receiver functions. A transponder includes electrical circuitry to control the laser diode and modulation function of the transmitter as well as the receiver electronics. We supply a small form factor tunable transponder at 10 Gb/s and a 40 Gb/s transponder based on a DQPSK modulation scheme. With our recent acquisition of Mintera, we now also offer a DPSK-based 40 Gb/s transponder and expect to introduce a 40 Gb/s PM-QPSK, also known as a coherent-based transponder, in calendar year 2011. We believe the photonic integration of our internal componentry represents a differentiator and a competitive advantage in certain of these products.

•	Pump laser chips. Our 980 nanometer (“nm”) pump laser diodes are designed for use as high-power, reliable pump sources for erbium doped fiber amplifiers (“EDFAs”) in terrestrial and undersea, or submarine, applications. Uncooled modules are designed for low-cost, reliable amplification for metro, cross-connect or other single/multi-channel amplification applications, and submarine applications.

•	Amplifiers. EDFAs are used to boost the brightness of optical signals and offer compact amplification for ultra long-haul, long-haul and metro networks. We offer a semi-custom product portfolio of multi-wavelength amplifiers from gain blocks to full card level or subsystem solutions designed for use in wide bandwidth wave division multiplexing (“WDM”) optical transmission systems. We also offer lower cost narrow band mini-amplifiers. 980 nm pump laser diodes are a key component of these products and they are mostly sourced internally from our own wafer fabrication facilities.

•	Wavelength Management. Our wavelength management products include switching and routing solutions, multiplexing and signal processing solutions and micro-optics and integrated modules. These include products that optically add and drop transmission signals in both fixed and reconfigurable versions, including ROADMs, products that optically multiplex or demultiplex signals based on thin film filters, planar and interleaver technologies, and products that optically attenuate signal power across a single or multiple wavelength bands.

•	Dispersion Compensation Management. Our dispersion compensation product family consists of products that optically compensate for chromatic dispersion and dispersion degradation of transmission signals, including fixed and tunable products based on dispersion compensating fiber and cascaded etalons.

•	Thin Film Filters. Our thin film filter (“TFF”) products are used for multiplexing and demultiplexing optical signals within dense WDM transmission systems. In addition to this, TFF products are used to attenuate and control light within our amplifier product range.

Advanced Photonic Solutions Products

•	High Powered Laser Diode Products. We market advanced pump laser technology diodes for material processing, medical and printing applications. Our market opportunities for our high power laser diodes are expanding to include consumer applications, including cosmetic and 3-D imaging applications.

•	VCSEL Products. We sell low-power polarized products for optical mouse and finger navigation applications. Our market opportunities for VCSEL products are expanding to include optical data interconnectivity applications.

•	Thin Film Filter Products. We deploy our optical TFF technology to markets outside of telecommunications, with applications available in the life sciences, biotechnology and consumer display industries.

Customers, Sales and Marketing

We believe it is essential to maintain a comprehensive and capable direct sales and marketing organization. As of July 3, 2010, we had an established direct sales and marketing force of 98 people for all of our products sold in Canada, China, France, Germany, Italy, Switzerland, the U.K. and the United States. This sales and marketing organization supports both of our business segments. In addition to our direct sales and marketing organization, we also sell and market our products through international sales representatives and resellers that extend our commercial reach to smaller geographic locations and customers that are not currently covered by our direct sales and marketing efforts.

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

For the fiscal year ended July 3, 2010, Huawei accounted for 13 percent and Alcatel-Lucent accounted for 10 percent of our revenues. For the fiscal year ended June 27, 2009, Huawei accounted for 17 percent and Nortel Networks Corporation (“Nortel”) accounted for 14 percent of our revenues. For the fiscal year ended June 28, 2008, Nortel accounted for 17 percent and Huawei accounted for 12 percent of our revenues.

Customers for our telecom products are primarily telecommunications systems and components vendors, and also include customers in data communications, military and aerospace. Customers for our advanced photonics solutions products include life-sciences companies, industrial printing companies, and consumer electronics components companies.

The following table sets forth our revenues by segment for the periods indicated:

	Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
	(Thousands)

Revenues:
Telecom	$341,908	$190,748	$178,374
Advanced photonics solutions	50,637	20,175	24,289

Consolidated revenues	$392,545	$210,923	$202,663

For additional information on these business segments, see Note 14, Operating Segments and Related Information, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The following table sets forth our revenues by geographic region for the periods indicated, determined based on the country to which the products were shipped:

	Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
	(Thousands)

United States	$75,907	$42,776	$36,209
Canada	14,845	14,596	39,050
Europe	96,387	53,236	43,730
Asia	176,534	86,951	76,096
Rest of world	28,872	13,364	7,578

	$392,545	$210,923	$202,663

Manufacturing

We leverage our own in-house manufacturing capabilities, which include our own wafer fabrication facilities in Europe and our facility in Shenzhen, China where we perform assembly and test operations. We are able to support and control all phases of the development and manufacturing process from chip creation to component design and all the way through module and subsystem production. We also utilize contract manufacturers on a selective basis to provide further flexibility and to complement our internal capabilities. Our wafer fabrication facilities in particular, we believe, position us to introduce product innovations delivering optical network cost and performance advantages to our customers. We believe that our in-house control of this complete process provides us with the opportunity to respond more quickly to changing customer requirements, allowing our customers to reduce the time it takes them to deliver products to market. We also believe that our ability to deliver innovative technologies in a variety of form factors, ranging from chip level to module level to subsystem level, allows us to address the needs of a broad base of potential customers regardless of their desired level of product integration or complexity.

We believe our advanced chip and component design and manufacturing facilities would be very expensive to replicate. On-chip, or monolithic, integration of functionality is more difficult to achieve without control over the production process, and requires advanced process know-how and equipment. Although the market for optical integrated circuits is still in its early stages, it shares many characteristics with the semiconductor market, including the positive relationship between the number of features integrated on a chip, the wafer size and the cost and sophistication of the fabrication equipment. For example, we believe our 3-inch wafer InP semiconductor fabrication facility in Caswell, U.K. provides us a competitive advantage by allowing us to increase the complexity of the optical circuits that we design and manufacture, and the integration of photonics components within smaller packages, without the relatively high cost, power and size issues associated with less integrated solutions. We also believe that our pump laser gallium arsenide semiconductor fabrication facility in Zurich, Switzerland is one of the few facilities in the world offering the 980 nm pump laser diode capability required for most metro and long haul optical amplification solutions.

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

We have wafer fabrication facilities in Caswell, U.K.; Zurich, Switzerland; and San Donato, Italy. We also have facilities in Shenzhen, China where we perform assembly and test operations, a thin film filter manufacturing facility in Santa Rosa, California, and a liquid crystal optical processor fabrication facility with associated assembly and test activities in Daejon, Korea. We also use third party contract manufacturers in Thailand and China, principally Fabrinet in Thailand, and these activities are coordinated by our operations support team in Shenzhen, China. We also use a United States-based contract manufacturer to a lesser degree, on a specific product basis. For assembly and test, we believe that maintaining a strategy of utilizing both internal manufacturing and third party subcontractors maximizes the flexibility and leverage of our back-end processes. As of July 3, 2010, our manufacturing organization comprised 2,297 people.

Research and Development

We intend to draw upon our internal development and manufacturing capability to continue to create innovative solutions for our customers. We believe that continued focus on the development of our technology, and cost reduction of existing products through design enhancements, are critical to our future competitive success. We seek to expand and develop our products to reduce cost, improve performance and address new market opportunities, and to enhance our manufacturing processes to reduce production costs, provide increased device performance and reduce product time to market.

We have significant expertise in optical technologies such as optoelectronic semiconductors utilizing indium phosphide, gallium arsenide and lithium niobate substrates, thin film filters and micro-optic assembly and packaging technology. In addition to these technologies, we also have electronics design, firmware and software capabilities to produce transceivers, transponders, optical amplifiers, ROADMs and other value-added subsystems. We will also consider supplementing our in-house technical capabilities with strategic alliances or technology development arrangements with third parties when we deem appropriate. An example of this is our minority investment in, and strategic marketing arrangement with, ClariPhy, a developer of high-speed digital signal processors complementary to our optical components in 40 Gb/s and, in the future, 100 Gb/s telecom solutions. We spent $41.5 million, $26.1 million and $28.6 million on research and development during the years ended July 3, 2010, June 27, 2009 and June 28, 2008, respectively. As of July 3, 2010, our research and development organization comprised 331 people.

Our research and development facilities are in Paignton and Caswell, U.K.; San Jose and Santa Rosa, California; San Donato, Italy; Zurich, Switzerland; Shenzhen and Shanghai, China; Horseheads, New York; Acton, Massachusetts; Tucson, Arizona; Denville, New Jersey; and Jerusalem, Israel. These facilities include computer-aided design stations, modern laboratories and automated test equipment. Our research and development organization has optical and electronic integration expertise that facilitates meeting customer-specific requirements as they arise.

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

Oclaro has a substantial number of patents in the United States and other countries, and additional applications are pending. These relate to technology that we have obtained from our acquisitions of businesses and companies in addition to our own internally developed technology. As of July 3, 2010, we held 750 U.S. patents and 293 non-U.S. patents, and we had approximately 200 patent applications pending in various jurisdictions. Although our business is not materially dependent upon any one patent, our rights and the products made and sold under our patents, taken as a whole, are a significant element of our business. We maintain an active program designed to identify technology appropriate for patent protection.

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

Oclaro enters into patent and technology licensing agreements with other companies when management determines that it is in its best interest to do so, for example, see our risk factor “Our products may infringe the intellectual property rights of others which could result in expensive litigation or require us to obtain a license to use the technology from third parties, or we may be prohibited from selling certain products in the future” appearing in Item 1A of this Annual Report on Form 10-K. These may result in net royalties payable to Oclaro or by Oclaro to third parties. However, royalties received from or paid to third parties have not been material to our consolidated results of operations.

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

Competition

The optical communications markets are rapidly evolving. We expect these markets to continue to be highly competitive because of the available capacity and number of competitors. We believe that our principal competitors in the optical subsystems, modules and components industry include Finisar Corporation (“Finisar”), JDS Uniphase Corporation (“JDSU”), Oplink Communications, Inc. (“Oplink”) and Opnext, Inc. (“Opnext”), and vertically-integrated equipment manufacturers such as Fujitsu Limited and Sumitomo Electric Industries, Ltd. The principal competitive factors upon which we compete include breadth of product line, availability, performance, product reliability, innovation and selling price. We seek to differentiate ourselves from our competitors by offering high levels of customer value through collaborative product design, technology innovation, manufacturing capabilities, optical/mechanical performance, intelligent features for configuration, control and monitoring, multi-function integration and overall customization. There can be no assurance that we will continue to compete favorably with respect to these factors. We encounter substantial competition in most of our markets, although no one competitor competes with us across all product lines or markets.

Consolidation in the optical systems and components industry in the past has intensified, and future consolidation could further intensify, the competitive pressures that we face. For example, in addition to our recent merger with Avanex, and our fiscal year 2010 acquisitions of Xtellus and Mintera, Finisar and Optium Corporation merged in 2008, and Opnext acquired StrataLight Communications, Inc. in 2009. In the past, JDSU and Oplink have also expanded their businesses through acquisitions.

We also face competition from companies that may expand into our industry and introduce additional competitive products. Existing and potential customers are also our potential competitors. These customers may internally develop or acquire additional competitive products or technologies, which may cause them to reduce or cease their purchases from us.

Competitors of our advanced photonics solutions segment include laser diode suppliers such as DILAS Diode Lasers, Inc., Jenoptik AG, Coherent, Inc. and JDSU, some of which are captive suppliers to their own vertically integrated laser systems operations as well as suppliers to external customers, and some of which are merchant suppliers of laser diodes, like ourselves. Our competitors in VCSEL products include Avago Technologies.

Recent Significant Events

On April 14, 2010, we announced that our board of directors had approved a 1-for-5 reverse split of our common stock, pursuant to previously obtained stockholder authorization. This reverse stock split, which became effective at 6:00 p.m., Eastern Time, on April 29, 2010, reduced the number of shares of our common stock issued and outstanding from approximately 212 million to approximately 42 million and reduced the number of authorized shares of our common stock from 450 million to 90 million. All share and per share amounts herein and in the documents incorporated by reference are presented on a post-reverse-split basis.

On May 12, 2010, we completed a public offering of 6,900,000 shares of our common stock pursuant to a shelf registration statement. We received net proceeds of approximately $77.1 million from the offering after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds from this offering for general corporate purposes, including working capital. To date, we have used $7.5 million of the net proceeds for an investment in ClariPhy and $12.0 million for our acquisition of Mintera. We may use a portion of the remaining net proceeds to acquire or invest in complementary businesses, products or technologies.

On July 21, 2010, we announced the acquisition of Mintera Corporation, a privately-held provider of high-performance optical transport sub-systems solutions. We paid $12.0 million in cash to the former security holders and creditors of Mintera. We also agreed to pay additional revenue-based consideration whereby former security holders of Mintera are entitled to receive up to $20.0 million, determined based on a set of sliding scale formulas, to the extent revenue from Mintera products is more than $29.0 million in the twelve months following the acquisition and/or more than $40.0 million in the 18 months following the acquisition. The post-closing consideration, if any, will be payable in cash or, at our option, newly issued shares of our common stock, or a combination of cash and stock. Achieving cumulative revenues of $40.0 million over the next 12 month period and $70.0 million over the next 18 month period would lead to the maximum $20.0 million in additional consideration. We believe this acquisition will broaden our product portfolio for high-speed transmission solutions and will reinforce our position as one of the leading optical communications providers. As a result of the acquisition, Oclaro expects to offer components, modules and sub-systems covering all of the major modulation technologies necessary for high-performance 40 Gb/s data transmission in regional, metro, long-haul and ultra long-haul networks.

Long-Lived Tangible Assets and Total Assets

The following table sets forth our long-lived tangible assets and total assets by geographic region as of the dates indicated:

	Long-Lived Tangible Assets		Total Assets
	July 3, 2010	June 27, 2009	July 3, 2010	June 27, 2009
	(Thousands)

United States	$8,213	$2,252	$151,821	$94,539
Canada	275	185	886	363
Europe	8,824	7,390	139,383	81,065
Asia	20,204	20,048	68,705	57,421

	$37,516	$29,875	$360,795	$233,388

Employees

As of July 3, 2010, we employed 2,865 persons, including 331 in research and development, 2,297 in manufacturing, 98 in sales and marketing, and 139 in finance and administration. In Italy, 109 employees belong to local collective bargaining/professional guilds. None of our other employees are subject to collective bargaining agreements. We believe that our relations with our employees are good.

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

Risks Related to Our Business

Prior to the fiscal year ended July 3, 2010, we had a history of large operating losses and we may not be able to achieve profitability in the future.

We have historically incurred losses and negative cash flows from operations since our inception. As of July 3, 2010, we had an accumulated deficit of $1,079.6 million. Although we generated income of $11.0 million from continuing operations for the fiscal year ended July 3, 2010, we incurred losses from continuing operations for the fiscal years ended June 27, 2009 and June 28, 2008 of $25.8 million and $23.3 million, respectively. We may not be able to achieve profitability in any future periods. If we are unable to do so, we may need additional financing, which may not be available to us on commercially acceptable terms or at all, to execute on our current or future business strategies.

We may not be able to maintain current levels of gross margins.

We may not be able to maintain or improve our gross margins, to the extent that current economic uncertainty, changes in customer demand, or other factors, affects our overall revenue, and we are unable to adjust our expenses as necessary. We attempt to reduce our product costs and improve our product mix to offset price erosion expected in most product categories, but there is no assurance that we will be successful. Our gross margins can also be adversely impacted for reasons including, but not limited to, unfavorable production variances, increases in costs of input parts and materials, the timing of movements in our inventory balances, warranty costs and related returns, and possible exposure to inventory valuation reserves. Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations.

Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may increase the other risks that affect our business.

Over the past two years, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, rating downgrades of investments and reduced valuations of securities generally. In light of these economic conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for optical components. While we have seen a short-term improvement in customer demand, and improvements in the economic conditions contributing to that improved customer demand, it is possible that economic conditions could experience further setbacks, and that these customers, or others, could as a result significantly reduce their capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. Prior to the recent improvement in customer demand, these actions had, and in future quarters could have, an adverse impact on our own revenues. In addition, the financial downturn affected the financial strength of certain of our customers, and could adversely affect others. In particular, in fiscal year 2009, we issued billings of $4.1 million for products that were shipped to Nortel Networks Corporation (“Nortel”) for which payment was not received prior to Nortel’s bankruptcy filing on January 14, 2009. As a result, the corresponding revenue was deferred, and therefore was not recognized as revenues or accounts receivable in our consolidated financial statements at the time of such billings, as we determined that such amounts were not reasonably assured of collectability in accordance with our revenue recognition policy. As of July 3, 2010, the remaining uncollected contractual receivables from Nortel, from prior to its bankruptcy filing, totaled $2.7 million, which are not reflected in our accompanying consolidated balance sheets. In addition, our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all.

These conditions could also result in reduced capital resources because of the potential lack of credit availability, higher costs of credit and the stretching of payables by creditors seeking to preserve their own cash resources. We are unable to predict the likely duration, severity and potential continuation of the recent disruption in financial markets and adverse economic conditions in the U.S. and other countries, but the longer the duration the greater the risks we face in operating our business.

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

There continues to be excess capacity for many optical components companies, intense price competition among optical component manufacturers and continued consolidation in the industry. As a result of this excess capacity and other industry factors, pricing pressure remains intense. The continued uncertainties in the optical telecommunications systems industry and the global economy make it difficult for us to anticipate revenue levels and therefore to make appropriate estimates and plans relating to cost management. Continued uncertain demand for optical components has had in the past, and may again have in the future, a material adverse effect on our results of operations.

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

For example, in the fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008, our three largest customers accounted for 29 percent, 38 percent and 38 percent of our revenues, respectively. Revenues from any of our major customers may fluctuate significantly in the future, which could have an adverse impact on our business and results of operations.

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

The integration of acquisitions involves a number of risks and presents financial, managerial and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from these acquired entities with our management and personnel. Our failure to identify, consummate or integrate suitable acquisitions could adversely affect our business and results of operations. We cannot readily predict the timing, size or success of our future acquisitions. Failure to successfully implement our acquisition plans could have a material adverse effect on our business, prospects, financial condition and results of operations. Even successful acquisitions could have the effect of reducing our cash balances, diluting the ownership interests of existing stockholders or increasing our indebtedness. For example, our recent acquisition of Xtellus required an immediate issuance of a significant number of newly issued shares of our common stock and we may be required to issue a significant additional number of newly issued shares of our common stock in connection with the “value protection guarantee” provided to Xtellus shareholders in the acquisition. Acquisitions and divestitures could involve a number of other potential risks to our business, including the following, any of which could harm our business:

•	unanticipated costs and liabilities and unforeseen accounting charges;

•	delays and difficulties in delivery of products and services;

•	failure to effectively integrate or separate management information systems, personnel, research and development, marketing, sales and support operations;

•	loss of key employees;

•	economic dilution to gross and operating profit and earnings (loss) per share;

•	diversion of management’s attention from other business concerns and disruption of our ongoing business;

•	difficulty in maintaining controls and procedures;

•	uncertainty on the part of our existing customers, or the customers of an acquired company, about our ability to operate effectively after a transaction, and the potential loss of such customers;

•	damage to or loss of supply or partnership relationships;

•	declines in the revenue of the combined company;

•	failure to realize the potential financial or strategic benefits of the acquisition or divestiture; and

•	failure to successfully further develop the combined, acquired or remaining technology, resulting in the impairment of amounts recorded as goodwill or other intangible assets.

We may not achieve, and/or sustain, our strategic objectives, anticipated synergies and cost savings and other expected benefits of our merger with Avanex, our acquisition of the high-power laser diodes business of Newport or our acquisitions of Xtellus or Mintera.

We completed our merger with Avanex on April 27, 2009, our acquisition of the high-power laser diodes business of Newport on July 4, 2009, our acquisition of Xtellus on December 17, 2009, and our acquisition of Mintera on July 21, 2010. We believe we have achieved certain strategic and other financial and operating benefits as a result of some of these transactions, including, certain cost and performance synergies, and we expect additional strategic and other financial and operating benefits to accrue from certain of these transactions. However, we cannot predict with certainty which of these benefits, if any, will actually be achieved or the timing of any such benefits, or whether those benefits which have been achieved will be sustainable on a long-term basis.

The following factors, among others, may prevent us from realizing these benefits:

•	the inability to increase product sales;

•	substantial demands on our management as a result of these transactions that may limit their time to attend to other operational, financial, business and strategic issues;

•	difficulty in:

•	the integration of operational, financial and administrative functions and systems to permit effective management, and the lack of control if such integration is not implemented or delayed;

•	demonstrating to our customers that the transactions will not result in adverse changes in client service standards or business focus and helping our customers conduct business easily with us;

•	consolidating and rationalizing corporate information technology, engineering and administrative infrastructures;

•	integrating product offerings;

•	coordinating sales and marketing efforts to effectively communicate our capabilities;

•	coordinating and integrating the manufacturing activities of our acquired businesses, including with respect to third-party manufacturers, and including executing a ramp of production capacity in South Korea and with our contract manufacturers to support the potential revenue demand for the WSS related products of Xtellus; and including managing the manufacturing activities of the laser diode business acquired from Newport while these activities are being transferred from Tucson, Arizona to Europe and Asia;

•	coordinating and integrating supply chains;

•	coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•	preserving important relationships of our acquired businesses and resolving potential conflicts between business cultures;

•	coordinating the international activities of our acquired businesses;

•	unexpected liabilities associated with our acquired businesses or unanticipated costs related to the integrations;

•	the effect of tax laws due to increasing complexities of our global operating structure; and

•	employment law or regulations or other limitations in foreign jurisdictions that could have an impact on timing, amounts or costs of achieving expected synergies.

Our integration with merged and acquired businesses has been and will continue to be a complex, time-consuming and expensive process. We cannot assure you that we will be able to successfully integrate these businesses in a timely manner, or at all, or that any of the anticipated benefits or our acquisition of these businesses will be realized. Our failure to achieve the strategic objectives of our mergers and acquisitions could have a material adverse effect on our revenues, expenses and our other operating results and cash resources and could result in us not achieving the anticipated potential benefits of these transactions. In addition, we cannot assure you that the growth rate of the combined company will equal the historical growth rate experienced by any of the predecessors, including Bookham, Avanex, the high-power laser diodes business of Newport, Xtellus or Mintera.

Sales of our products could decline if customer and/or supplier relationships are disrupted by our recent merger and acquisition activities.

The customers of acquired or merged businesses, and/or of predecessor companies, may not continue their historical buying patterns. Any loss of design wins or significant delay or reduction in orders for the telecom, the high-power laser diodes, or the optical modules and components business’ products could harm our business, financial condition and results of operations. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of our products and our future product strategy, or consider purchasing products of our competitors.

Customers may also seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products or may decide not to purchase any products from us. In addition, by increasing the breadth of our business, the transactions may make it more difficult for us to enter into relationships, including customer relationships, with strategic partners, some of whom may view us as a more direct competitor than any of the predecessor and/or acquired and merged businesses as independent companies.

Competitive positions in the market, including relative to suppliers who are also competitors, could change as a result of an acquisition or merger of a new business into Oclaro, and this could impact supplier relationships, including the terms under which we do business with such suppliers.

As a result of the recent business combinations, we have become a larger and more geographically diverse organization, and if our management is unable to manage the combined organization efficiently, our operating results will suffer.

As of July 3, 2010, we had approximately 2,865 employees in a total of 14 facilities around the world. As a result, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization could have a material adverse effect on our operating results and, as a result, on the market price of our common stock.

We may not successfully transfer the wafer production from the Tucson, Arizona manufacturing operations we acquired from Newport to our European fabrication facilities and realize the anticipated benefits of the acquisition.

Achieving the potential benefits of our July 4, 2009 acquisition from Newport of the laser diodes manufacturing operations in Tucson, Arizona will depend in substantial part on the successful transfer of those manufacturing operations to our European fabrication facilities. We face significant challenges in transferring these operations in a timely and efficient manner. As a result of certain of these challenges, our opportunities to increase revenues in the corresponding business were limited in the fiscal quarter ended July 3, 2010, and we expect these limitations to continue through the first quarter of fiscal year 2011. Some of the challenges involved in this transfer include:

•	transferring operations is placing substantial demands on our management that may limit their time to attend to other operational, financial and strategic issues;

•	it may take longer than anticipated to complete the transfer of wafer manufacturing operations from Tucson, Arizona to our European fabs, the results may not deliver desired yields and costs savings, any delay may cause us not to achieve expected synergies from leveraging our existing global manufacturing infrastructure, and our ability to grow related revenues could be limited by the levels of inventory built to sustain customer demand during the period of transfer;

•	the costs of transferring manufacturing operations from Tucson, Arizona to our European fabs may exceed our current estimates;

•	delays in qualifying production of the laser diodes in our European fabs could cause disruption to our customers and have an adverse impact on our operating results;

•	we may experience difficulty in the integration of operational, financial and administrative functions and systems to permit effective management, and may experience a lack of control if such integration is not implemented or delayed; and

•	employment law or regulations or other limitations in foreign jurisdictions could have an impact on timing, amounts or costs of achieving expected synergies.

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

Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses will continue to have a material effect on our operating results. From the end of our fiscal year ended June 27, 2009 to the end of our fiscal year ended July 3, 2010, the U.S. dollar appreciated 8 percent relative to the U.K. pound sterling, which favorably impacted our operating results for fiscal year 2010. If the U.S. dollar stays the same or depreciates relative to the U.K. pound sterling in the future, our future operating results may also be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan, the South Korean won, the Israeli shekel, the Swiss franc or the Euro vary more significantly than they have to date.

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

The majority of our assembly and test operations, chip-on-carrier operations and manufacturing and supply chain management operations are concentrated in our facility in Shenzhen, China. We have substantial research and development related activities in Shenzhen and Shanghai, China. To be successful in China we will need to:

•	qualify our manufacturing lines and the products we produce in Shenzhen, as required by our customers;

•	attract and retain qualified personnel to operate our Shenzhen facility; and

•	attract and retain research and development employees at our Shenzhen and Shanghai facilities.

We cannot assure you that we will be able to do any of these.

Employee turnover in China is high due to the intensely competitive and fluid market for skilled labor. To operate our Shenzhen facility under these conditions, we will need to continue to hire direct manufacturing personnel, administrative personnel and technical personnel; obtain and retain required legal authorization to hire such personnel and incur the time and expense to hire and train such personnel. We are currently seeing a return of customer demand which had decreased as a result of adverse economic conditions in the preceding two years. Our ability to respond to this demand will, among other things, be a function of our ability to attract, train and retain skilled labor in China.

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

Any supply deficiencies relating to the quality or quantities of materials or equipment we use to manufacture our products could materially adversely affect our ability to fulfill customer orders and our results of operations. As customer demand has recently increased in our markets, and in adjacent markets, lead times for the purchase of certain materials and equipment from suppliers required to meet this demand have increased and in some cases have limited our ability to rapidly respond to increased demand, and may continue to do so in the future. These conditions have been exacerbated by suppliers, customers and companies reducing their inventory levels in response to the economic conditions described above.

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

Our revenues and other operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle in both of our segments, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, military, consumer and biotechnology markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase products from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred could vary significantly.

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

At July 3, 2010, we had $111.6 million in cash, cash equivalents and restricted cash, including $4.5 million in restricted cash. We have historically invested these amounts in U.S. Treasury securities and U.S. government agency securities, corporate debt, money market funds, commercial paper and municipal bonds. Certain of these investments are subject to general credit, liquidity, market and interest rate risks. In September 2008, Lehman Brothers Holdings Inc., or Lehman, filed a petition under Chapter 11 of the U.S. Bankruptcy Code. In the quarter ended January 2, 2010, we sold a Lehman security with a par value of $0.8 million for $0.1 million. We recorded the impairment charges for the Lehman security of $0.7 million in fiscal year 2009 in “Other income (expense)” in our consolidated statement of operations.

We may in the future experience declines in the value of our short-term investments, which we may determine to be other-than-temporary. These market risks associated with our investment portfolio may have a negative adverse effect on our results of operations, liquidity and financial condition.

We may record additional impairment charges that will adversely impact our results of operations.

We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. During the fiscal year ended June 27, 2009, we determined that the goodwill related to our New Focus and Avalon reporting units was fully impaired. Impairment of goodwill and other intangible assets for fiscal year 2009, net of $2.8 million associated with the discontinued operations of the New Focus business, amounted to $9.1 million.

During fiscal year ended July 3, 2010, we recorded goodwill of $20.0 million and other intangible assets of $9.8 million primarily in connection with our acquisitions of the Newport high-power laser diodes business and Xtellus. We anticipate recording additional goodwill and intangible assets when the purchase accounting for our acquisition of Mintera is complete. In the event that we determine in a future period that impairment of our goodwill, intangible assets or long-lived assets exists for any reason, we would record additional impairment charges in the period such determination is made, which would adversely impact our financial position and results of operations.

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

For instance, we accrued $5.4 million and $2.2 million in restructuring charges during fiscal year 2009 and 2010, respectively, in connection with our merger with Avanex. On July 4, 2009, we completed the exchange of our New Focus business to Newport for Newport’s Tucson wafer fabrication facility which resulted in us incurring $0.5 million in restructuring charges in fiscal year 2010 in connection with the transfer of the Tucson manufacturing operations to our European facilities, an activity which has inherent risk as to ability to execute and timing to completion. While restructuring activities associated with our acquisitions of Xtellus and Mintera are expected to be more limited, the costs and execution risk of the corresponding actions could be significant.

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

Oclaro Technology Ltd. may not be able to utilize tax losses and other tax attributes against the receivables that arise as a result of its transaction with Deutsche Bank, or in the event there are any restrictions on its ability to utilize tax losses against future income from operations.

On August 10, 2005, Oclaro Technology Ltd purchased all of the issued share capital of City Leasing (Creekside) Limited (Creekside), a subsidiary of Deutsche Bank. We entered into this transaction primarily for the business purpose of raising money to fund our operations by realizing the economic value of certain of the deferred tax assets of Oclaro Technology Ltd from the third-party described more fully below. In compliance with U.K. tax law, the transaction was structured to enable certain U.K. tax losses in Oclaro Technology Ltd to be surrendered in order to reduce U.K. taxes otherwise due on sub-lease revenue payable to Creekside. Creekside was entitled to receivables of £73.8 million (approximately $135.8 million, based on an exchange rate of $1.84 to £1.00 on September 2, 2005) from Deutsche Bank in connection with certain aircraft subleases and these payments have been applied over a two-year term to obligations of £73.1 million (approximately $134.5 million, based on an exchange rate of $1.84 to £1.00 on September 2, 2005) owed to Deutsche Bank. As a result of the completion of these transactions, Oclaro Technology Ltd has had available through Creekside cash of approximately £6.63 million (approximately $12.2 million, based on an exchange rate of $1.84 to £1.00 on September 2, 2005). We expect Oclaro Technology Ltd to utilize certain expected tax losses and other tax attributes to reduce the taxes that might otherwise be due by Creekside as the receivables are paid. In the event that Oclaro Technology Ltd is not able to utilize these tax losses and other tax attributes when U.K. tax returns are filed for the relevant periods (or these tax losses and other tax attributes do not arise or are successfully challenged by U.K. tax regulators), Creekside may have to pay taxes, reducing the cash available from Creekside. In the event there is a future change in applicable U.K. tax law, Creekside and in turn Oclaro Technology Ltd, would be responsible for any resulting tax liabilities, which amounts could be material to our financial condition or operating results. In addition, should there be any future changes in U.K. tax law, or unexpected interpretations of U.K. tax law by authorities, that otherwise limit our ability to utilize tax losses and other tax attributes of Oclaro Technology Ltd., we may experience more income tax expense in future years than would be otherwise expected.

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

For example, on March 4, 2008, we filed a declaratory judgment complaint captioned Bookham, Inc. v. JDS Uniphase Corp. and Agility Communications, Inc., Civil Action No. 5:08-CV-01275-RMW, in the United States District Court for the Northern District of California, San Jose Division. Our complaint sought declaratory judgments that our tunable laser products do not infringe any valid, enforceable claim of U.S. Patent Nos. 6,658,035, 6,654,400 and 6,687,278, and that all claims of the aforementioned patents are invalid and unenforceable. On April 10, 2009, we entered into a license and settlement agreement with JDSU pursuant to which we and JDSU have settled all claims between us.

In addition, on May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. QinetiQ’s original complaint alleged infringement of United States Patent Nos. 5,410,625 and 5,428,698, and sought a permanent injunction, money damages, costs, and attorneys’ fees. We filed an answer to the complaint and stated counterclaims against QinetiQ for judgments that the patents-in-suit are invalid and unenforceable. Additionally, we filed a motion to transfer venue to the Northern District of California, which was granted on December 18, 2009. After transfer, the litigation was assigned Civil Action No. 4:10-cv-00080-SBA by the Northern District Court. On June 21, 2010, QinetiQ amended its complaint to allege infringement of a third patent, U.S. Patent No. 5,379,354. We answered QinetiQ’s amended complaint and asserted fraud counterclaims against QinetiQ. A trial in this matter has not yet been set. We believe the claims asserted against us by QinetiQ are without merit and will continue to defend ourselves vigorously.

Third parties may in the future assert claims against us concerning our existing products or with respect to future products under development, or with respect to products that we may acquire through a merger, acquisition or asset purchase. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. If we do infringe a third-party’s rights, we may need to negotiate with holders of those rights relevant to our business. We have from time to time received notices from third parties alleging infringement of their intellectual property and where appropriate have entered into license agreements with those third parties with respect to that intellectual property. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. The recent economic downturn could result in holders of intellectual property rights becoming more aggressive in alleging infringement of their intellectual property rights and we may be the subject of such claims asserted by a third-party. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur significant costs and diversion of our resources and our management’s attention. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements or judgments that require payment of significant royalties or damages.

If we fail to obtain the right to use the intellectual property rights of others necessary to operate our business, our ability to succeed will be adversely affected.

Certain companies in the telecommunications and optical components markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and our competitors. Optical component suppliers may seek to gain a competitive advantage or other third parties, inside or outside our market, may seek an economic return on their intellectual property portfolios by making infringement claims against us. We currently in-license certain intellectual property of third-parties, and in the future, we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could be used to inhibit or prohibit our production and sale of existing products and our development of new products for our markets. Licenses granting us the right to use third-party technology may not be available on commercially reasonable terms, if at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results. In addition, in the event we are granted such a license, it is likely such license would be non-exclusive and other parties, including competitors, may be able to utilize such technology. Our larger competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage. In addition, our larger competitors may be able to buy such technology and preclude us from licensing or using such technology.

The inability to obtain government licenses and approvals for desired international trading activities or technology transfers may prevent the profitable operation of our business.

Many of our present and future business activities are subject to licensing by the United States government under the Export Administration Act, the Export Administration Regulations and other laws, regulations and requirements governing international trade and technology transfer. We presently manufacture products in China and Thailand that require such licenses. The profitable operations of our business may require the continuity of these licenses and may require further licenses and approvals for future products in these and other countries. However, there is no certainty to the continuity of these licenses, nor that further desired licenses and approvals may be obtained.

The markets in which we operate are highly competitive, which could result in lost sales and lower revenues.

The market for optical components and modules is highly competitive and such competition could result in our existing customers moving their orders to competitors. We are aware of a number of companies that have developed or are developing optical component products, including tunable lasers, pluggables, wavelength selective switches and thin film filter products, among others, that compete directly with our current and proposed product offerings.

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

For fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008, 19 percent, 20 percent and 18 percent of our revenues, respectively, were derived from sales to customers located in the United States and 81 percent, 80 percent and 82 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

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

Similar to other technology companies, we rely upon stock options and other forms of equity-based compensation as key components of our executive and employee compensation structure. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. In the past, the retention value of our equity incentives has declined significantly as our stock price has declined, causing many of our options to be “under water.” On December 2, 2009, we completed an option exchange program, under which certain of our key employees exchanged significantly under water options for a lesser number of options that were priced with an exercise price of $6.80 per share, which was the closing price of our common stock on December 2, 2009, the last day of the offer period. Without these components, we would be required to significantly increase cash compensation levels (or develop alternative compensation structures) in order to retain our key employees. Accounting rules relating to the expensing of equity compensation may cause us to substantially reduce, modify, or even eliminate, all or portions of our equity compensation programs which may, in turn, prevent us from retaining or hiring qualified employees and declines in our stock price could reduce or eliminate the retentive effects of our equity compensation programs.

In addition, certain former Avanex, Newport, Xtellus and Mintera employees now employed by us may decide to no longer work for us with little or no notice for a number of reasons, including dissatisfaction with our corporate culture, compensation, and new roles or responsibilities, among others.

We may not be able to raise capital when desired on favorable terms, or at all, or without dilution to our stockholders.

The rapidly changing industry in which we operate, the length of time between developing and introducing a product to market and frequent changing customer specifications for products, among other things, makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations, or be able to draw down on the $25.0 million senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders, or otherwise have sufficient capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies.

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

Avanex previously experienced material weaknesses in its internal controls over financial reporting. We have also acquired private companies which had no previous reporting obligations under Sarbanes-Oxley. A lack of effective internal control over our financial reporting could result in an inability to report our financial results accurately, which could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. Avanex has in the past discovered, and we may in the future discover, deficiencies, including those considered to be indicative of material weaknesses, in our internal control over financial reporting.

Our failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business, financial condition, operating results and our stock price, and we could be subject to stockholder litigation. Even if we are able to implement and maintain effective internal control over financial reporting, the costs of doing business may increase and our management may be required to dedicate greater time and resources to that effort.

Litigation may substantially increase our costs and harm our business.

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

The lawsuit against New Focus is coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases, as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS), including actions against Bookham Technology plc, now known as Oclaro Technology Ltd (Bookham Technology) and Avanex Corporation, now known as Oclaro (North America), Inc. (Avanex), and certain of each entity’s respective officers and directors, and certain of the underwriters of their public offerings. In October 2002, the claims against the directors and officers of New Focus, Bookham Technology and Avanex were dismissed, without prejudice, subject to the directors’ and officers’ execution of tolling agreements.

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

On February 13, 2009, Bijan Badihian filed a complaint against Avanex Corporation, its then-CEO Giovanni Barbarossa, then interim CFO Mark Weinswig and an administrative assistant (who has since been dismissed from the action), in the Superior Court for the State of California, Los Angeles County. On June 8, 2009, after defendants filed a demurrer, plaintiff filed a First Amended Complaint adding as defendants Oclaro, Inc. as successor to Avanex, and Paul Smith, who was Chairman of the Avanex Board of Directors. On April 28, 2010 Badihian filed a Second Amended Complaint, which names Avanex, Oclaro (as successor in interest), Greg Dougherty, Joel Smith III, Paul Smith, Barbarossa, and Weinswig. Messrs. Barbarossa, Dougherty and Smith III are current members of Oclaro’s Board of Directors. The Second Amended Complaint alleges that defendants failed to disclose material facts regarding Avanex’s operational performance and future prospects, or engaged in conduct which negatively impacted those future prospects. The Second Amended Complaint alleges causes of action for (1) breach of fiduciary duty; (2) intentional misrepresentation; (3) negligent misrepresentation; (4) concealment; (5) constructive fraud; (6) intentional infliction of emotional distress; and (7) negligent infliction of emotional distress. The Second Amended Complaint seeks at least $5 million in compensatory damages plus prejudgment interest, unspecified damages for emotional distress, punitive damages, and costs. On August 6, 2010, the parties entered into a confidential settlement agreement providing for the dismissal of the litigation with prejudice. Consistent with the terms of the settlement agreement, the Defendants deny any wrongdoing as alleged by the Plaintiff.

On May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. QinetiQ’s original complaint alleged infringement of United States Patent Nos. 5,410,625 and 5,428,698, and sought a permanent injunction, money damages, costs, and attorneys’ fees. We filed an answer to the complaint and stated counterclaims against QinetiQ for judgments that the patents-in-suit are invalid and unenforceable. Additionally, we filed a motion to transfer venue to the Northern District of California, which was granted on December 18, 2009. After transfer, the litigation was assigned Civil Action No. 4:10-cv-00080-SBA by the Northern District Court. On June 21, 2010, QinetiQ amended its complaint to allege infringement of a third patent, U.S. Patent No. 5,379,354. We answered QinetiQ’s amended complaint and asserted fraud counterclaims against QinetiQ. A trial in this matter has not yet been set. We believe the claims asserted against us by QinetiQ are without merit and will continue to defend ourselves vigorously.

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

The trading price of our common stock has been, and is likely to continue to be, highly volatile. Many factors could cause the market price of our common stock to rise and fall. In addition to the matters discussed in other risk factors included herein, some of the reasons for the fluctuations in our stock price are:

•	fluctuations in our results of operations;

•	changes in our business, operations or prospects;

•	hiring or departure of key personnel;

•	new contractual relationships with key suppliers or customers by us or our competitors;

•	proposed acquisitions by us or our competitors;

•	financial results that fail to meet public market analysts’ expectations and changes in stock market analysts’ recommendations regarding us, other optical technology companies or the telecommunication industry in general;

•	future sales of common stock, or securities convertible into or exercisable for common stock;

•	adverse judgments or settlements obligating us to pay damages;

•	future issuances of common stock in connection with acquisitions or other transactions;

•	acts of war, terrorism, or natural disasters;

•	industry, domestic and international market and economic conditions, including the global macroeconomic downturn over the last two years;

•	low trading volume in our stock;

•	developments relating to patents or property rights; and

•	government regulatory changes.

In connection with our acquisition of Xtellus in December 2009, approximately 3.7 million of the shares of our common stock that we issued to Xtellus stockholders are or were subject to sale, transfer and other disposition restrictions. The restrictions lapsed on half of such shares six months after the closing date of the transaction and lapse on the remainder of such shares 12 months after the closing date of the transaction. The sale of these shares after the restrictions lapse could negatively impact our stock price. In addition, in connection with our recent acquisition of Mintera in July 2010, we may pay up to $20.0 million in additional revenue-based consideration to former stockholders of Mintera, determined based on a set of sliding scale formulas, to the extent revenue from Mintera products is more than $29.0 million in the twelve months following the acquisition and/or more than $40.0 million in the 18 months following the acquisition. Achieving cumulative revenues of $40 million over the next 12 months and $70.0 million over the next 18 month period would lead to the maximum $20.0 million in additional consideration. This post-closing consideration, if any, will be payable in cash or, at our option, newly issued shares of our common stock, or a combination of cash and stock. The issuance, if any, and subsequent sale of these shares could also negatively impact our stock price.

Since Oclaro Technology Ltd’s initial public offering in April 2000, Oclaro Technology Ltd’s American Depository Shares (ADSs) and ordinary shares, our shares of common stock and the shares of our customers and competitors have experienced substantial price and volume fluctuations, in many cases without any direct relationship to the affected company’s operating performance. An outgrowth of this market volatility is the significant vulnerability of our stock price and the stock prices of our customers and competitors to any actual or perceived fluctuation in the strength of the markets we serve, regardless of the actual consequence of such fluctuations. As a result, the market prices for stock in these companies are highly volatile. These broad market and industry factors caused the market price of Oclaro Technology Ltd’s ADSs, ordinary shares, and our common stock to fluctuate, and may in the future cause the market price of our common stock to fluctuate, regardless of our actual operating performance or the operating performance of our customers.

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

Our certificate of incorporation authorizes us to issue up to 1,000,000 shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:

•	adversely affect the voting power of the holders of our common stock;

•	make it more difficult for a third-party to gain control of us;

•	discourage bids for our common stock at a premium;

•	limit or eliminate any payments that the holders of our common stock could expect to receive upon our liquidation; or

•	otherwise adversely affect the market price of our common stock.

We may in the future issue shares of authorized preferred stock at any time.

Delaware law and our charter documents contain provisions that could discourage or prevent a potential takeover, even if such a transaction would be beneficial to our stockholders.

Some provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These include provisions:

•	authorizing the board of directors to issue shares of preferred stock;

•	prohibiting cumulative voting in the election of directors;

•	limiting the persons who may call special meetings of stockholders;

•	prohibiting stockholder actions by written consent;

•	creating a classified board of directors pursuant to which our directors are elected for staggered three-year terms;

•	permitting the board of directors to increase the size of the board and to fill vacancies;

•	requiring a super-majority vote of our stockholders to amend our bylaws and certain provisions of our certificate of incorporation; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

We are subject to the provisions of Section 203 of the Delaware General Corporation Law which limit the right of a corporation to engage in a business combination with a holder of 15 percent or more of the corporation’s outstanding voting securities, or certain affiliated persons. We do not currently have a stockholder rights plan in place.

Although we believe that these charter and bylaw provisions, and provisions of Delaware law provide an opportunity for the board to assure that our stockholders realize full value for their investment, they could have the effect of delaying or preventing a change of control, even under circumstances that some stockholders may consider beneficial.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal properties as of July 3, 2010 are set forth below:

	Square			Lease
Location	Feet	Principal Use	Ownership	Expiration

San Jose, California	52,000	Corporate headquarters, office space, manufacturing, research and development	Lease	March 2011
Shenzhen, China	247,000	Office space, manufacturing, research and development	Own	Not Applicable
Caswell, United Kingdom	183,000	Office space, manufacturing, research and development	Lease	March 2026
Zurich, Switzerland	124,000	Manufacturing, research and development	Lease	June 2012
San Donato, Italy	66,000	Office space, manufacturing, research and development	Lease	June 2011
Santa Rosa, California	33,000	Office space, manufacturing, research and development	Lease	December 2011

In addition to the above properties, the Company also owns and/or leases administrative, manufacturing and research and development facilities in Tucson, Arizona (29,500 square feet); Shanghai, China (24,000 square feet); Paignton, United Kingdom (18,000 square feet); Horseheads, New York (15,000 square feet); Daejon, Korea (7,000 square feet); Denville, New Jersey (6,000 square feet): Jerusalem, Israel (5,000 square feet); and Ottawa, Canada (4,000 square feet), with lease expiration dates ranging from September 2010 to December 2017.

The Company also maintains approximately 345,000 square feet of unused properties in three locations in Newark and Camarillo, California which are currently subleased. The Newark lease expires in November 2010 and the Camarillo lease expires in April 2011.

As of July 3, 2010, we owned or leased a total of approximately 1.2 million square feet worldwide, including the locations listed above. We believe that our properties are adequate to meet our business needs.

Our telecom segment utilizes the Shanghai, China; Paignton, U.K.; Horseheads, New York; Daejon, Korea; Denville, New Jersey and Jerusalem, Israel facilities; substantial portions of the Shenzhen, China and Caswell, U.K. facilities; and it shares the Santa Rosa and San Jose, California facilities and the Zurich, Switzerland facilities with our advanced photonic solutions segment. Our advanced photonics solutions segment shares the San Jose and Santa Rosa, California facilities and the Zurich, Switzerland facility with our telecom segment, and utilizes a comparatively small portion of our Caswell, U.K. facility. In addition, on July 21, 2010, in connection with the acquisition by our telecom segment of Mintera, we entered into a sublease for 23,000 square feet of manufacturing, research and development and office space in Acton, Massachusetts which expires in January 2011.

Item 3.	Legal Proceedings

On June 26, 2001, the first of a number of securities class actions was filed in the United States District Court for the Southern District of New York against New Focus, Inc., now known as Oclaro Photonics, Inc. (“New Focus”), certain of its officers and directors, and certain underwriters for New Focus’ initial and secondary public offerings. A consolidated amended class action complaint, captioned In re New Focus, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 5822, was filed on April 20, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in New Focus’ initial public offering and seeks unspecified damages for claims under the Exchange Act on behalf of a purported class of purchasers of common stock from May 17, 2000 to December 6, 2000.

The lawsuit against New Focus is coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases, as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS), including actions against Bookham Technology plc, now known as Oclaro Technology Ltd (“Bookham Technology”) and Avanex Corporation, now known as Oclaro (North America), Inc. (“Avanex”), and certain of each entity’s respective officers and directors, and certain of the underwriters of their public offerings. In October 2002, the claims against the directors and officers of New Focus, Bookham Technology and Avanex were dismissed, without prejudice, subject to the directors’ and officers’ execution of tolling agreements.

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

On February 13, 2009, Bijan Badihian filed a complaint against Avanex Corporation, its then-CEO Giovanni Barbarossa, then interim CFO Mark Weinswig and an administrative assistant (who has since been dismissed from the action), in the Superior Court for the State of California, Los Angeles County. On June 8, 2009, after defendants filed a demurrer, plaintiff filed a First Amended Complaint adding as defendants Oclaro, Inc. as successor to Avanex, and Paul Smith, who was Chairman of the Avanex Board of Directors. On April 28, 2010 Badihian filed a Second Amended Complaint, which names Avanex, Oclaro (as successor in interest), Greg Dougherty, Joel Smith III, Paul Smith, Barbarossa, and Weinswig. Messrs. Barbarossa, Dougherty and Smith III are current members of Oclaro’s Board of Directors. The Second Amended Complaint alleges that defendants failed to disclose material facts regarding Avanex’s operational performance and future prospects, or engaged in conduct which negatively impacted those future prospects. The Second Amended Complaint alleges causes of action for (1) breach of fiduciary duty; (2) intentional misrepresentation; (3) negligent misrepresentation; (4) concealment; (5) constructive fraud; (6) intentional infliction of emotional distress; and (7) negligent infliction of emotional distress. The Second Amended Complaint seeks at least $5 million in compensatory damages plus prejudgment interest, unspecified damages for emotional distress, punitive damages, and costs. On August 6, 2010, the parties entered into a confidential settlement agreement providing for the dismissal of the litigation with prejudice. Consistent with the terms of the settlement agreement, the Defendants deny any wrongdoing as alleged by the Plaintiff.

On May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. QinetiQ’s original complaint alleged infringement of United States Patent Nos. 5,410,625 and 5,428,698, and sought a permanent injunction, money damages, costs, and attorneys’ fees. Oclaro filed an answer to the complaint and stated counterclaims against QinetiQ for judgments that the patents-in-suit are invalid and unenforceable. Additionally, Oclaro filed a motion to transfer venue to the Northern District of California, which was granted on December 18, 2009. After transfer, the litigation was assigned Civil Action No. 4:10-cv-00080-SBA by the Northern District Court. On June 21, 2010, QinetiQ amended its complaint to allege infringement of a third patent, U.S. Patent No. 5,379,354. Oclaro answered QinetiQ’s amended complaint and asserted fraud counterclaims against QinetiQ. A trial in this matter has not yet been set. Oclaro believes the claims asserted against it by QinetiQ are without merit and will continue to defend itself vigorously.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is quoted on the NASDAQ Global Market under the symbol “OCLR.” On April 29, 2010, we effected a 1-for-5 reverse split of our common stock. The following table shows, for the periods indicated, the high and low sale prices of our common stock as reported on The NASDAQ Global Market. All amounts in the table have been adjusted to give effect to the reverse stock split.

	Price Per Share of Common Stock
	High	Low

Fiscal 2009 quarter ended:
September 27, 2008	$10.45	$5.25
December 27, 2008	6.40	1.50
March 28, 2009	2.90	1.05
June 27, 2009	6.50	1.95
Fiscal 2010 quarter ended:
September 26, 2009	$6.20	$2.70
January 2, 2010	7.65	5.10
April 3, 2010	14.50	7.25
July 3, 2010	15.99	10.15

On August 24, 2010, the closing sale price of our common stock as reported on The NASDAQ Global Market was $10.10 per share. According to the records of our transfer agent, there were 9,983 stockholders of record of our common stock on August 24, 2010. A substantially greater number of holders of our common stock are “street name” or beneficial owners, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never paid cash dividends on our common stock or ordinary shares. To the extent we generate earnings, we intend to retain them for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facility with Wells Fargo Capital Finance, Inc. contains restrictions on our ability to pay cash dividends on our common stock.

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

	July 2,	July 1,	June 30,	June 28,	June 27,	July 3,
	2005	2006	2007	2008	2009	2010
Oclaro, Inc.	$100.00	$107.01	$71.66	$54.78	$16.88	$68.79
NASDAQ Composite Index	$100.00	$107.08	$130.99	$114.02	$90.79	$105.54
NASDAQ Telecommunications Index	$100.00	$104.77	$148.09	$129.55	$101.24	$105.45

*	Assumes that $100.00 was invested in Oclaro common stock and in each index at market closing prices on July 2, 2005, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Financial Data

The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

The selected financial data set forth below at July 3, 2010 and June 27, 2009, and for the fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data at June 28, 2008, June 30, 2007 and July 1, 2006, and for the fiscal years ended June 30, 2007 and July 1, 2006 are derived from audited financial statements not included in this Annual Report on Form 10-K, after giving effect to the discontinued operations of our New Focus business. On April 29, 2010, we effected a 1-for-5 reverse split of our common stock. All share and per share amounts presented below are reflected on a post-reverse-split basis.

Consolidated Statements of Operations Data

	Year Ended
	July 3,	June 27,	June 28,	June 30,	July 1,
	2010	2009	2008	2007	2006
	(Thousands, except per share data)

Revenues	$392,545	$210,923	$202,663	$171,183	$206,037
Operating income (loss)	4,834	(34,811)	(29,894)	(79,871)	(69,605)
Income (loss) from continuing operations	10,961	(25,769)	(23,261)	(82,450)	(80,018)
Income (loss) from discontinued operations	1,420	(6,387)	(179)	275	(7,479)
Net income (loss)	12,381	(32,156)	(23,440)	(82,175)	(87,497)
Income (loss) from continuing operations per common share:
Basic	$0.27	$(1.12)	$(1.25)	$(5.86)	$(8.57)
Diluted	$0.26	$(1.12)	$(1.25)	$(5.86)	$(8.57)
Weighted average shares of common stock outstanding:
Basic	40,322	22,969	18,620	14,067	9,336
Diluted	42,262	22,969	18,620	14,067	9,336

Consolidated Balance Sheet Data

	July 3,	June 27,	June 28,	June 30,	July 1,
	2010	2009	2008	2007	2006
	(Thousands)

Total assets	$360,795	$233,388	$212,090	$204,526	$236,797
Total stockholders’ equity	252,534	140,390	149,062	120,967	135,141
Long-term obligations	9,785	4,923	1,336	1,908	5,337

The following items affect the comparability of our financial data for the periods shown in the consolidated statements of operations data above:

Revenues, operating income (loss), income (loss) from continuing operations and net income (loss) in fiscal years 2010 and 2009 include the revenues, costs of revenues and operating expenses of Avanex from April 27, 2009, the date of the merger. The operating loss for the fiscal year ended June 27, 2009 includes $9.1 million in recognition of impairment of goodwill and other intangible assets as more fully discussed in Note 4, Goodwill and Other Intangible Assets, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Income (loss) from discontinued operations corresponds to the net operating results of our New Focus business, which was sold to Newport in the exchange of assets that closed in July 2009, as more fully discussed in Note 3, Business Combinations, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Risk Factors” appearing in Item 1A of this Annual Report on Form 10-K, “Selected Financial Data” appearing in Item 6 of this Annual Report on Form 10-K and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, including Note 1, Business and Summary of Significant Accounting Policies, to such consolidated financial statements. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by the forward-looking statements due to, among other things, our critical accounting estimates discussed below and important other factors set forth in this Annual Report on Form 10-K. Please see “Special Note Regarding Forward-Looking Statements” above.

Overview

We are a leading provider of high-performance core optical network components, modules and subsystems to global telecom equipment manufacturers. We leverage our proprietary core technologies and vertically integrated product development to provide our customers with cost-effective and innovative optical solutions in metro and long-haul network applications. In addition, we utilize our optical expertise to address new and emerging optical product opportunities in selective non-telecom markets, such as materials processing, consumer, medical, industrial, printing and biotechnology, which we refer to as our advanced photonics solutions segment. We offer our customers a differentiated solution that is designed to make it easier for our customers to do business by combining optical technology innovation, photonic integration, and a vertical approach to manufacturing and product development. Our customers include Huawei Technologies Co. Ltd. (“Huawei”); Alcatel-Lucent; Ciena Corporation, including certain assets of the former Metro Ethernet Network (“MEN”) division of Nortel Networks Corporation; Tellabs, Inc., Infinera Corporation; Cisco Systems, Inc.; ADVA Optical Networking; Fujitsu Limited; NEC Corporation; Nokia-Siemens Networks and Ericsson. We are the result of the April 27, 2009 merger of Bookham, Inc., or Bookham, and Avanex Corporation, or Avanex, with Bookham becoming the parent company and changing its name to Oclaro, Inc. upon the close of the merger.

Results of Operations

On June 3, 2009 we announced the signing of a definitive agreement with Newport, under which Newport would acquire the New Focus business of our advanced photonics solutions segment in exchange for the Newport high power laser diodes business. The transaction closed on July 4, 2009. We have classified the financial results of the New Focus business as discontinued operations for all periods presented in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 360, Property, Plant and Equipment. The following presentations relate to continuing operations only, unless otherwise indicated.

Fiscal Years Ended July 3, 2010 and June 27, 2009

The following table sets forth our consolidated results of operations for the fiscal years ended July 3, 2010 and June 27, 2009, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of revenues, except where indicated:

	Year Ended					Increase
	July 3, 2010		June 27, 2009		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%

Revenues	$392,545	100.0	$210,923	100.0	$181,622	86.1
Cost of revenues	283,751	72.3	164,425	78.0	119,326	72.6

Gross profit	108,794	27.7	46,498	22.0	62,296	134.0

Operating expenses:
Research and development	41,496	10.6	26,147	12.4	15,349	58.7
Selling, general and administrative	56,378	14.4	34,899	16.6	21,479	61.5
Amortization of intangible assets	951	0.2	487	0.2	464	95.3
Restructuring, merger and related costs	5,468	1.4	6,826	3.2	(1,358)	(19.9)
Legal settlements	—	—	3,829	1.8	(3,829)	n/m	(1)
Impairment of goodwill and other intangible assets	—	—	9,133	4.3	(9,133)	n/m	(1)
Gain on sale of property and equipment	(333)	(0.1)	(12)	—	(321)	2,675.0

Total operating expenses	103,960	26.5	81,309	38.5	22,651	27.9

	Year Ended					Increase
	July 3, 2010		June 27, 2009		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%

Operating income (loss)	4,834	1.2	(34,811)	(16.5)	39,645	n/m	(1)
Other income (expense):
Interest income	36	—	575	0.3	(539)	(93.7)
Interest expense	(367)	(0.1)	(543)	(0.3)	176	(32.4)
Gain on foreign currency translation	2,494	0.6	11,094	5.3	(8,600)	(77.5)
Other income (expense)	4,892	1.3	(685)	(0.3)	5,577	n/m	(1)

Total other income (expense)	7,055	1.8	10,441	5.0	(3,386)	(32.4)

Income (loss) from continuing operations before income taxes	11,889	3.0	(24,370)	(11.5)	36,259	n/m	(1)
Income tax provision	928	0.2	1,399	0.7	(471)	(33.7)

Income (loss) from continuing operations	10,961	2.8	(25,769)	(12.2)	36,730	n/m	(1)
Income (loss) from discontinued operations, net of tax	1,420	0.4	(6,387)	(3.0)	7,807	n/m	(1)

Net income (loss)	$12,381	3.2	$(32,156)	(15.2)	$44,537	n/m	(1)

(1)	Not meaningful

Revenues.  Revenues for the year ended July 3, 2010 increased by $181.6 million, or 86 percent, compared to the year ended June 27, 2009. For the year ended July 3, 2010, revenues in the telecom and advanced photonics solution segments increased by $151.2 million and $30.4 million, respectively, compared to the year ended June 27, 2009. The increase in our telecom segment was primarily related to our merger with Avanex in April 2009, improvements in market conditions as compared to the calendar year 2009 economic downturn, and market share gains across the majority of our product areas. The increase in our advanced photonics solutions segment was primarily related to including revenues from our July 2009 acquisition of the Newport laser diode business in our results of operations for the year ended July 3, 2010.

For the year ended July 3, 2010, Huawei accounted for $51.9 million, or 13 percent, of our revenues and Alcatel-Lucent accounted for $39.5 million, or 10 percent, of our revenues. For the year ended June 27, 2009, Huawei accounted for $35.7 million, or 17 percent, of our revenues and Nortel Networks Corporation (“Nortel”) accounted for $29.5 million, or 14 percent, of our revenues.

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

Our cost of revenues for the year ended July 3, 2010 increased $119.3 million, or 73 percent, from the year ended June 27, 2009. The increase was primarily related to our merger with Avanex in April 2009 and the acquisition of the Newport laser diode business in July 2009, as well as costs associated with higher volumes of revenue resulting from improved market conditions subsequent to the economic downturn of calendar year 2009, which were partially offset by the efficiencies from merger-related synergies and realizing the benefits of previous cost reduction efforts.

Gross Profit.  Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.

Our gross margin rate increased to 28 percent for the year ended July 3, 2010, compared to 22 percent for the year ended June 27, 2009. The increase in gross margin rate was primarily due to operating leverage from higher revenue volumes, synergies from the merger with Avanex, including related cost reductions and the internal sourcing of Oclaro components into Avanex products, as well as the impact of other cost reduction efforts during fiscal year 2010 and earlier. Gross margin rate was also favorably impacted during year ended July 3, 2010 relative to year ended June 27, 2009 due to recognizing the costs associated with $2.7 million of products shipped to Nortel in the year ended June 27, 2009, which revenue was deferred in accordance with our revenue recognition policy.

Research and Development Expenses.  Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.

Research and development expenses increased to $41.5 million for the year ended July 3, 2010 from $26.1 million for the year ended June 27, 2009. The increase was primarily due to an increase in research and development in connection with the merger with Avanex in April 2009, the acquisitions of the Newport laser diode business in July 2009 and Xtellus in December 2009, and increased investment in research and development resources, primarily personnel-related, as we have the objective of investing in research and development to match the rate of our anticipated revenue growth. Research and development expenses in fiscal year 2010 also included an additional one week of expenses due to our fiscal calendar. The year ended July 3, 2010 was a 53 week year, while the year ended June 27, 2009 was a 52 week year. Personnel-related costs increased to $26.9 million for the year ended July 3, 2010, compared with $15.3 million for the year ended June 27, 2009. Other costs, including the costs of design tools and facilities-related costs increased to $14.6 million for the year ended July 3, 2010, compared with $10.8 million for the year ended June 27, 2009.

Over the coming year, we intend to increase our research and development expenditures consistent with the rate of our anticipated revenue growth, with a continuing emphasis towards investing in low cost regions where practical.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.

Selling, general and administrative expenses increased to $56.4 million for the year ended July 3, 2010, from $34.9 million for the year ended June 27, 2009. The increase was primarily due to an increase in costs incurred in connection with the merger with Avanex in April 2009 and the acquisitions of the Newport laser diode business in July 2009 and Xtellus in December 2009, offset in part by synergies related to integrating these operations. Selling, general and administrative expenses in fiscal year 2010 also included an additional one week of expenses due to our fiscal calendar. The year ended July 3, 2010 was a 53 week year, while the year ended June 27, 2009 was a 52 week year. Personnel-related costs increased to $31.4 million for the year ended July 3, 2010, compared with $19.4 million for the year ended June 27, 2009. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses increased to $25.0 million for the year ended July 3, 2010, compared with $15.5 million for the year ended June 27, 2009.

Amortization of Intangible Assets.  Amortization of intangible assets increased to $1.0 million for the year ended July 3, 2010 from $0.5 million in the year ended June 27, 2009. This $0.5 million increase was driven by recent acquisitions during the current fiscal year. Specifically, the amortizable base of our intangible assets increased in the year ended July 3, 2010 by $1.8 million from our Newport acquisition, $7.3 million from our Xtellus acquisition and $0.7 million from an asset purchase. We expect the amortization of intangible assets to increase to $1.5 million for fiscal year 2011 and $1.4 million for fiscal years 2012 through 2015. These future amortization expense amounts do not reflect any additional amortization expense which may occur as a result of our recent acquisition of Mintera Corporation.

Restructuring, Merger and Related Costs.  For the year ended July 3, 2010 we accrued $0.4 million in expenses, net of adjustments, for revised estimates related to lease cancellations and commitments and $2.2 million in additional employee separation costs in connection with cost reduction and restructuring plans implemented in prior years. During the year ended July 3, 2010, we also initiated a new restructuring plan resulting from our acquisition of the Newport laser diode business. This plan involves the transfer of laser diode manufacturing operations from Tucson, Arizona to our European manufacturing facilities. We incurred $0.5 million in restructuring accruals for employee separation charges under the Newport plan. During the year ended July 3, 2010, we also wrote-down $0.8 million in inventory, net of adjustments, which became impaired through the integration of our wavelength selective switch (“WSS”) product lines.

During the year ended July 3, 2010, we also recorded $2.5 million for merger-related costs, which include $1.5 million of professional fees and $1.0 million in employee retention payments payable in connection with the acquisition of Xtellus. During the second half of fiscal year 2010, we reassessed the fair value of the value protection liability related to our Xtellus acquisition determining that the fair value of this liability declined from $0.9 million at January 2, 2010 to nil at July 3, 2010. This $0.9 million change in fair value was recognized as a reduction to merger-related costs during the year ended July 3, 2010.

Legal Settlement.  In April 2009, we settled our outstanding litigation with a competitor, which resulted in us recording $4.0 million in legal settlement expenses during the year ended June 27, 2009. Of this amount, $3.0 million represents settlement payments paid to the competitor and $1.0 million represents legal fees incurred in connection with the litigation and settlement. Legal fees during the year ended June 27, 2009 were partially offset by a $0.2 million benefit from the settlement of a legal action in connection with our sale of land in Swindon, U.K. to a third-party in 2005.

Impairment of Goodwill and Other Intangible Assets.  During the year ended June 27, 2009 we determined, in accordance with ASC Topic 360, that the goodwill related to our New Focus and Avalon reporting units was fully impaired, and we therefore recorded an impairment charge of $7.9 million for goodwill impairment. In conjunction with our review of goodwill, we recorded $1.2 million for the impairment loss related to certain intangible assets related to our Avalon reporting unit in our fiscal year 2009 statement of operations. The impairment charges will not result in any current or future cash expenditures.

Gain on Sale of Property and Equipment.  During the year ended July 3, 2010, we recorded a net gain of $0.3 million, primarily related to the sale of certain fixed assets in Villebon, France made surplus in connection with the closing of that facility.

Other Income (Expense).  Other income (expense) for the year ended July 3, 2010 decreased by $3.4 million compared to the year ended June 27, 2009. This decrease primarily resulted from an $8.6 million decrease in gain from the re-measurement of short term receivables and payables for fluctuations in the U.S. dollar relative to our other local functional currencies during the corresponding periods among certain of our wholly-owned international subsidiaries and a $0.5 million decrease in interest income due to lower average interest rates, which was partially offset by a $5.3 million gain from the bargain purchase of the high-power laser diodes business from Newport on July 4, 2009.

Income Tax Provision (Benefit).  For the year ended July 3, 2010, our income tax provision of $0.9 million primarily relates to $2.2 million in current income taxes related to our operations in Italy, China and the United States, which was partially offset by a release of $1.3 million in our valuation allowance.

In the fourth quarter of fiscal year 2010, we determined that it is more-likely-than-not that we will utilize net operating losses in one of our foreign jurisdictions due to current earnings and projections of future profitability. Accordingly, we released $1.3 million of our valuation allowance against $1.3 million of previously unrecognized deferred tax assets during the fourth quarter of fiscal year 2010. This amount represents the entire remaining deferred tax asset related to the accumulated net operating losses of the foreign jurisdiction. Due to the uncertainty surrounding the realization of the tax attributes in other jurisdictions, we have recorded a full valuation allowance against our remaining foreign and domestic deferred tax assets as of July 3, 2010.

Income (Loss) From Discontinued Operations.  During the year ended July 3, 2010, we recorded income of $1.4 million from discontinued operations from the sale of the New Focus business. For the year ended June 27,

2009, we recorded a loss of $6.4 million related to the operations of the New Focus business. For further details, refer to “Discontinued Operations” appearing later in this section as well as Note 3, Business Combinations, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Fiscal Years Ended June 27, 2009 and June 28, 2008

The following table sets forth our consolidated results of operations for the fiscal years ended June 27, 2009 and June 28, 2008, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of revenues, except where indicated:

	Year Ended					Increase
	June 27, 2009		June 28, 2008		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%

Revenues	$210,923	100.0	$202,663	100.0	$8,260	4.1
Cost of revenues	164,425	78.0	161,902	79.9	2,523	1.6

Gross profit	46,498	22.0	40,761	20.1	5,737	14.1

Operating expenses:
Research and development	26,147	12.4	28,608	14.1	(2,461)	(8.6)
Selling, general and administrative	34,899	16.6	40,948	20.2	(6,049)	(14.8)
Amortization of intangible assets	487	0.2	3,510	1.8	(3,023)	(86.1)
Restructuring, merger and related costs	6,826	3.2	3,033	1.5	3,793	125.1
Legal settlements	3,829	1.8	(2,882)	(1.4)	6,711	n/m (1)
Impairment of goodwill and other intangible assets	9,133	4.3	—	—	9,133	n/m (1)
Gain on sale of property and equipment	(12)	—	(2,562)	(1.3)	2,550	(99.5)

Total operating expenses	81,309	38.5	70,655	34.9	10,654	15.1

Operating loss	(34,811)	(16.5)	(29,894)	(14.8)	(4,917)	16.4
Other income (expense):
Interest income	575	0.3	1,261	0.6	(686)	(54.4)
Interest expense	(543)	(0.3)	(682)	(0.3)	139	(20.4)
Gain on foreign currency translation	11,094	5.3	6,059	3.0	5,035	83.1
Other income (expense)	(685)	(0.3)	—	—	(685)	n/m (1)

Total other income (expense)	10,441	5.0	6,638	3.3	3,803	57.3

Loss from continuing operations before income taxes	(24,370)	(11.5)	(23,256)	(11.5)	(1,114)	4.8
Income tax provision	1,399	0.7	5	—	1,394	n/m (1)

Loss from continuing operations	(25,769)	(12.2)	(23,261)	(11.5)	(2,508)	10.8
Loss from discontinued operations, net of tax	(6,387)	(3.0)	(179)	(0.1)	(6,208)	3,468.2

Net loss	$(32,156)	(15.2)	$(23,440)	(11.6)	$(8,716)	37.2

(1)	Not meaningful

Revenues.  Revenues for the year ended June 27, 2009 increased by $8.3 million, or 4 percent, compared to the year ended June 28, 2008. The increase was primarily related to the inclusion of $23.6 million of Avanex-related revenues subsequent to our merger on April 27, 2009, largely offset by decreased revenues of $11.2 million related to our pre-merger telecom and $4.1 million related to our advanced photonics solution segments. We believe the decrease in our telecom sales was primarily attributable to the uncertainty in the global economic downturn, in particular within North America and Europe, and the resulting impact on certain of our customers and the overall markets for our products. For the year ended June 27, 2009, Huawei accounted for $35.7 million, or 17 percent, of our revenues and Nortel accounted for $29.5 million, or 14 percent, of our revenues. For the year ended June 28, 2008, Nortel accounted for $35.2 million, or 17 percent, of our revenues and Huawei accounted for $24.8 million, or 12 percent, of our revenues.

Cost of Revenues.  Our cost of revenues for the year ended June 27, 2009 increased $2.5 million, or 2 percent, from the year ended June 28, 2008. The increase was primarily related to the inclusion of $17.6 million in Avanex-related cost of revenues subsequent to our merger on April 27, 2009, largely offset by decreases from realizing the full-year benefits of previous cost reduction efforts described more fully in Note 5, Restructuring Liabilities, to our consolidated financial statements, appearing elsewhere in this Annual Report on Form 10-K, and temporary measures taken to reduce costs in our manufacturing facilities during the economic downtown in the second half of fiscal year 2009. Cost of revenues for the year ended June 27, 2009 relative to the year ended June 28, 2008, were also favorably impacted by a $3.8 million reduction in our U.K. manufacturing costs associated with the weakening of the U.K. pound sterling relative to the U.S. dollar. Cost of revenues for the fiscal year ended June 27, 2009 included $1.2 million of stock-based compensation charges compared to $2.1 million for the fiscal year ended June 28, 2008.

Gross Profit.  Our gross margin rate increased to 22 percent for the year ended June 27, 2009, compared to 20 percent for the year ended June 28, 2008. The increase in gross margin rate was due to improved costs and yields in certain product areas in our telecom segment, including our tunable products, the benefit of previous manufacturing overhead cost reduction efforts being in place for an entire year, and from temporary measures to reduce the costs in our manufacturing sites during the economic downturn. Gross margin for the year ended June 27, 2009 relative to the ended June 28, 2008, was also favorably impacted by a $3.8 million reduction in our U.K. manufacturing costs associated with the weakening of the U.K. pound sterling relative to the U.S. dollar.

Research and Development Expenses.  Research and development expenses decreased by $2.5 million, or 9 percent, to $26.1 million for the year ended June 27, 2009 from $28.6 million for the year ended June 28, 2008. The decrease was primarily due to $3.7 million in cost savings associated with the U.K. pound sterling weakening relative to the U.S. dollar, of which approximately $1.7 million was personnel related. There was a further $1.1 million reduction in stock-based compensation. These reductions were offset by increased spend on materials used in new product development, increased research and development expenditures of $0.8 million in our Shenzhen, China site and the addition of $2.6 million in research and development expenses from Avanex for the period from April 27, 2009 to June 27, 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $6.0 million, or 15 percent, to $34.9 million for the year ended June 27, 2009 from $40.9 million for the year ended June 28, 2008. The decrease was primarily the result of $3.0 million in cost reductions associated with the U.K. pound sterling weakening relative to the U.S. dollar, $2.3 million in lower stock compensation charges, and $3.6 million in other cost reductions, partially offset by $2.9 million in expenses from Avanex for the period from April 27, 2009 to June 27, 2009.

Amortization of Intangible Assets.  During the year ended June 27, 2009, certain of the purchased intangible assets from our prior business acquisitions became fully amortized. Additionally, purchased intangible assets related to our Avalon reporting unit were determined to be impaired in the third quarter of fiscal year 2009, and written down to fair value as described above. Collectively, these events reduced our expense for amortization of purchased intangible assets for the year ended June 27, 2009 by $3.0 million as compared to the year ended June 28, 2008. At June 27, 2009, there were $2.0 million in remaining intangible assets, net of accumulated amortization and impairment charges, subject to the amortization provisions of ASC Topic 350, Intangibles — Goodwill and Other. The purchase accounting for our merger with Avanex on April 27, 2009 did not generate additional intangible assets.

Restructuring and Severance Charges.  In connection with our merger with Avanex, during the fourth quarter of fiscal year 2009 we initiated an overhead cost reduction plan which includes workforce rationalizations as well as shut downs and/or relocations of our Fremont, California and Villebon, France facilities. During the year ended June 27, 2009 we accrued merger-related restructuring charges of approximately $5.1 million for employee separation charges and $0.3 million in expenses for lease commitments related to vacating our Fremont and Villebon locations.

In connection with earlier plans of restructuring, during the year ended June 27, 2009 we accrued approximately $1.7 million in additional expenses for revised estimates of the cash flows for lease cancellations and commitments, and approximately $0.6 million for additional employee separation charges. These additional restructuring costs were substantially associated with the advanced photonics solutions segment.

In connection with earlier plans of restructuring, during the year ended June 28, 2008 we accrued approximately $1.1 million in additional expenses for revised estimates of the cash flows for lease cancellations and commitments, and approximately $2.3 million for additional employee separation charges. The additional lease costs were associated with the advanced photonics solutions segment and the additional employee separation charges were primarily associated with our telecom segment.

Legal Settlements.  On April 2009, we settled outstanding litigation with a competitor, which resulted in us recording $4.0 million in legal settlement expenses during the year ended June 27, 2009. Of this amount, $3.0 million represents settlement payments and $1.0 million represents legal fees incurred in connection with the litigation and settlement. In the year ended June 27, 2009, we also recorded $0.2 million in additional gain, revising our original estimate of a gain on settlement of a legal action in connection with our sale of land in Swindon, U.K. to a third party in 2005.

In the year ended June 28, 2008, we recorded a gain from legal settlements, net of costs, of $2.9 million associated with the settlement of a legal action connected with our sale of land in Swindon, U.K. to a third party in 2005.

Impairment of Goodwill and Other Intangible Assets.  During the year ended June 27, 2009 we determined, in accordance with ASC Topic 360, that the goodwill related to our New Focus and Avalon reporting units was fully impaired, and we therefore recorded an impairment charge of $7.9 million for goodwill impairment. In conjunction with our review of goodwill, we recorded $1.2 million for the impairment loss related to certain intangible assets related to our Avalon reporting unit in our fiscal year 2009 statement of operations.

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

Interest expense was $0.5 million and $0.7 million in the years ended June 27, 2009 and June 28, 2008, respectively, and consisted of bank charges and costs primarily associated with our $25.0 million senior secured bank credit facility.

Gain (loss) on foreign exchange includes the net impact from the re-measurement of intercompany balances and monetary accounts not denominated in functional currencies, other than the U.S. dollar, and realized and unrealized gains or losses on foreign currency contracts not designated as hedges. The net results for the years ended June 27, 2009 and June 28, 2008 are largely a function of exchange rate changes between the U.S dollar and the U.K. pound sterling and to a lesser degree the exchange rate changes between the U.S. dollar and the Swiss franc, the Chinese yuan, the Euro and in fiscal year 2009, the Thai baht.

Income Tax Provision.  For the year ended June 27, 2009 our income tax provision was $1.4 million, primarily due to a one-time expense of $1.0 million related to our restructuring activities in France as a result of the Avanex merger and $0.4 million in provision related to our manufacturing operations in Italy. Our income tax provision was negligible for fiscal year 2008.

Discontinued Operations

The following table sets forth the results of the discontinued operations of our New Focus business, which was sold on July 4, 2009, for the fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008 and the year-over-year increases (decreases) in our results:

	Year Ended			Year Ended
	July 3,	June 27,		June 27,	June 28,
	2010	2009	Change	2009	2008	Change
	(Thousands)			(Thousands)

Revenues	$—	$24,829	$(24,829)	$24,829	$32,828	$(7,999)
Cost of revenues	—	17,113	(17,113)	17,113	20,616	(3,503)

Gross profit	—	7,716	(7,716)	7,716	12,212	(4,496)
Gross margin rate	0.0%	31.1%		31.1%	37.2%
Operating expenses	—	14,106	(14,106)	14,106	12,585	1,521
Other income (expense), net	1,420	53	1,367	53	194	(141)

Income (loss) from discontinued operations before income taxes	1,420	(6,337)	7,757	(6,337)	(179)	(6,158)
Income tax provision	—	50	(50)	50	—	50

Net income (loss) from discontinued operations	$1,420	$(6,387)	$7,807	$(6,387)	$(179)	$(6,208)

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

Gross Profit.  The gross margin rate of the New Focus business decreased to 31 percent for the year ended June 27, 2009 compared to 37 percent for the year ended June 28, 2008, as a result of costs associated with the move of manufacturing operations from San Jose California, to Shenzhen China, and also due to lower gross margins from certain of the New Focus business’ OEM products.

Operating Expenses.  The increase of $1.5 million in operating expenses in fiscal year 2009 compared to fiscal year 2008 is primarily a result of the recognition of a $2.8 million charge for impairment of intangible assets related to the 2004 acquisition of New Focus, partially offset by cost reduction efforts initiated as a result of the economic downturn in the second half of fiscal year 2009.

Other income (expense), net.  During fiscal year 2010, we recorded income of $1.4 million from the sale of the New Focus business. For further details, refer to Note 3, Business Combinations, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Income Tax Provision.  Oclaro Photonics, Inc. has incurred substantial losses on a cumulative basis from the date of acquisition in 2004. Accordingly our income tax provision related to discontinued operations is negligible in each period presented.

Liquidity and Capital Resources

Cash flows from Operating Activities

Net cash used by operating activities for the year ended July 3, 2010 was $5.3 million, primarily resulting from a $25.1 million decrease in cash due to changes in operating assets and liabilities, which was partially offset by net income of $12.4 million and non-cash adjustments of $7.4 million. The $25.1 million decrease in cash due to changes in operating assets and liabilities was comprised of a $34.9 million increase in accounts receivable, a $7.6 million decrease in accrued expenses and other liabilities and an increase of $2.4 million in prepaid expenses and other current assets, offset in part by cash generated from a $15.4 million increase in accounts payable, a $3.3 million decrease in inventory and a $1.1 million decrease in other non-current assets. The $7.4 million increase in cash resulting from non-cash adjustments primarily consisted of $11.8 million of expense related to depreciation and amortization and $4.4 million of expense related to stock-based compensation, offset in part by $5.3 million in gain from the bargain purchase of the high-power laser diodes business from Newport, $1.4 million in gain from the sale of the New Focus business, $0.9 million from the amortization of deferred gain from a sales-leaseback transaction, $0.9 million from the change in fair value of the value protection guarantee related to the Xtellus acquisition and $0.3 million in gain from the sale of property and equipment.

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

Cash flows from Investing Activities

Net cash used in investing activities for the year ended July 3, 2010 was $6.7 million, primarily consisting of $12.1 million used in capital expenditures, $7.5 million used to acquire an equity interest in ClariPhy, a privately-held company, and $0.3 million used to acquire intangible assets, equipment and inventory through an asset purchase, which were partially offset by $9.3 million in sales and maturities of available-for-sale investments, $3.3 million in cash acquired from business combinations and $0.9 million in proceeds from the sale of certain fixed assets.

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

Cash Flows from Financing Activities

Net cash of $77.3 million provided by financing activities for the year ended July 3, 2010 primarily resulted from $77.1 million in proceeds, net of estimated expenses and commissions, from an underwritten public offering of 6.9 million shares of our common stock at a price to the public of $12.00 per share. During fiscal year 2010 we received $2.5 million in net proceeds from borrowings under our Amended Credit Agreement, which was entirely repaid within the fiscal year, and also received $0.3 million from issuance of common stock primarily through stock option exercises. There were no other significant cash flows from financing activities for the year ended July 3, 2010.

There were no significant cash flows from financing activities for the year ended June 27, 2009.

Net cash provided by financing activities for the year ended June 28, 2008 was $36.9 million, primarily consisting of $40.8 million in proceeds, net of expenses and commissions, from an underwritten public offering of 3.2 million shares of our common stock at a price to the public of $13.75 a share and $0.5 million drawn under our credit facility with Wells Fargo Capital Finance, Inc. which were partially offset by the repayment of $4.3 million previously drawn under our credit facility.

The following represents a summary of recent public offerings of our common stock:

On May 12, 2010, we completed a public offering of 6,900,000 shares of our common stock at a price to the public of $12.00 pursuant to a shelf registration statement. We received net proceeds of approximately $77.1 million from the offering after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds from this offering for general corporate purposes, including working capital. To date, we have used $7.5 million of the net proceeds for an investment in ClariPhy and $12.0 million for our acquisition of Mintera. We may use a portion of the remaining net proceeds to acquire or invest in complementary businesses, products or technologies.

On November 13, 2007, we completed a public offering of 3,200,000 shares of our common stock at a price to the public of $13.75 per share pursuant to a shelf registration statement. We received net proceeds of approximately $40.8 million of cash from the offering after deducting underwriting discounts and commissions and estimated offering expenses.

Effect of Exchange Rates on Cash and Cash Equivalents for the Years Ended July 3, 2010, June 27, 2009 and June 28, 2008

The effect of exchange rates on cash and cash equivalents for year ended July 3, 2010 was a decrease of $2.8 million, primarily consisting of a loss of approximately $1.4 million related to the revaluation of U.S. dollar denominated operating intercompany payables on the books of our U.K. subsidiary and from $1.0 million in net loss due to the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries.

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

Credit Facility

On August 2, 2006, we entered into a $25.0 million senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders. On April 27, 2009, the Company, with Oclaro Technology Ltd, Oclaro Photonics, Inc. and Oclaro Technology, Inc., each a wholly-owned subsidiary, collectively the Borrowers, entered into an amendment to our existing credit agreement (the Amended Credit Agreement) with Wells Fargo Capital Finance, Inc. and other lenders regarding the $25.0 million senior secured revolving credit facility, extending the term to August 1, 2012. Under the Amended Credit Agreement, advances are available based on 80 percent of “qualified accounts receivable,” as defined in the Amended Credit Agreement

The obligations of the Borrowers under the Amended Credit Agreement are guaranteed by us, Oclaro (North America), Inc., Oclaro (Canada), Inc., Bookham Nominees Limited and Bookham International Ltd., each also a wholly-owned subsidiary, (which we refer to collectively as the Guarantors and together with the Borrowers, as the Obligors), and are secured pursuant to a security agreement, or the Security Agreement, by the assets of the Obligors, including a pledge of the capital stock holdings of the Obligors in some of their direct subsidiaries.

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

As of July 3, 2010 and June 27, 2009, there were no amounts outstanding under the facility. As of July 3, 2010, we had $2.0 million in an outstanding standby letter of credit with a vendor secured under this credit agreement which expired in August 2010. As of July 3, 2010, we had contractual accounts receivable from Nortel totaling $2.7 million, which as a result of Nortel’s January 14, 2009 bankruptcy filing are not reflected in our accompanying consolidated balance sheet as of such date, and are not deemed to be “qualified accounts receivable” for purposes of determining amounts that may be available under the Amended Credit Agreement.

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

Future Cash Requirements

As of July 3, 2010, we held $107.2 million in cash and cash equivalents and $4.5 million in restricted cash. We expect that our cash flows from operations, together with our current cash balances and amounts expected to be available under our Amended Credit Agreement, which are based on a percentage of eligible accounts receivable (as defined in the Amended Credit Agreement) at the time the advance is requested, will provide us with sufficient financial resources in order to operate as a going concern through at least the four fiscal quarters subsequent to the fiscal year ended July 3, 2010. On May 12, 2010, we completed a public offering of 6,900,000 shares of our common stock pursuant to a shelf registration statement. We received net proceeds of approximately $77.1 million from the offering after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds from this offering for general corporate purposes, including working capital. To date, we have used $7.5 million of the net proceeds for an investment in ClariPhy and $12.0 million for our acquisition of Mintera. We may use a portion of the remaining net proceeds to acquire or invest in complementary businesses, products or technologies. In the future, in order to strengthen our financial position, in the event of unforeseen circumstances, or in the event we need to fund our growth in future financial periods, we may need to raise additional funds by any one or a combination of the following: issuing equity securities, debt or convertible debt or the sale of certain product lines and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses, such as our merger with Avanex, acquisitions of Xtellus and Mintera, and our exchange of assets agreement with Newport, and we continue to consider potential acquisition candidates. Any such transactions could involve the issuance of a significant number of new equity securities, debt, and/or cash consideration. We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity securities or borrowings. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.

Risk Management — Foreign Currency Risk

As our business is multinational in scope, we are increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. In the future we expect that a majority of our revenues will be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses could affect our operating results. This includes the Chinese yuan, the Korean won, the Israeli shekel, the Swiss franc and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen, China; Daejeon, South Korea; Jerusalem, Israel; Zurich, Switzerland and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of July 3, 2010, we held seventeen foreign currency forward exchange contracts with a notional value of $18.3 million which include put and call options which expire, or expired, at various dates from July 2010 to May 2011. During the year ended July 3, 2010, we recorded a net loss of $0.7 million in our statement of operations in connection with foreign exchange contracts that expired during that year. As of July 3, 2010 we recorded an unrealized gain of $49,000 to “Accumulated other comprehensive income” in connection with marking these contracts to fair value.

Contractual Obligations

Our contractual obligations at July 3, 2010, by nature of the obligation and amount due over identified periods of time, are set out in the table below:

	Operating	Sublease	Purchase	Long-Term
	Leases	Income	Obligations	Obligations
	(Thousands)

Fiscal Year:
2011	$7,549	$(160)	$74,218	$140
2012	4,437	(9)	1,997	140
2013	2,525	(6)	—	13
2014	2,398	(6)	—	—
2015	2,299	(2)	—	—
Thereafter	24,990	—	—	—

	$44,198	$(183)	$76,215	$293

The purchase obligations consist of our total outstanding purchase order commitments as at July 3, 2010. Any capital purchases to which we are committed are included in these outstanding purchase orders under standard terms and conditions. Operating leases are future annual commitments under non-cancelable operating leases, including rents payable for land and buildings.

Off-Balance Sheet Arrangements

We indemnify our directors and certain employees as permitted by law, and have entered into indemnification agreements with our directors and executive officers. We have not recorded a liability associated with these indemnification arrangements as we historically have not incurred any material costs associated with such indemnification obligations. Costs associated with such indemnification obligations may be mitigated by insurance coverage that we maintain, however such insurance may not cover any, or may cover only a portion of, the amounts we may be required to pay. In addition, we may not be able to maintain such insurance coverage in the future.

We also have indemnification clauses in various contracts that we enter into in the normal course of business, such as those issued by our bankers in favor of several of our suppliers or indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing our products should such products infringe the intellectual property rights of a third party. We have not historically paid out any material amounts related to these indemnifications, therefore no accrual has been made for these indemnifications.

Other than as set forth above, we are not currently party to any material off-balance sheet arrangements.

Recent Significant Events

On April 14, 2010, we announced that our board of directors had approved a 1-for-5 reverse split of our common stock, pursuant to previously obtained stockholder authorization. This reverse stock split, which became effective at 6:00 p.m., Eastern Time, on April 29, 2010, reduced the number of shares of our common stock issued and outstanding from approximately 212 million to approximately 42 million and reduced the number of authorized shares of our common stock from 450 million to 90 million. All share and per share amounts herein are presented on a post-reverse-split basis.

On May 12, 2010, we completed a public offering of 6,900,000 shares of our common stock pursuant to a shelf registration statement. We received net proceeds of approximately $77.1 million from the offering after deducting underwriting discounts and commissions and estimated offering expenses. We intend to use the net proceeds from this offering for general corporate purposes, including working capital. To date, we have used $7.5 million of the net proceeds for an investment in ClariPhy and $12.0 million for our acquisition of Mintera. We may use a portion of the remaining net proceeds to acquire or invest in complementary businesses, products or technologies.

On July 21, 2010, we announced the acquisition of Mintera Corporation, a privately-held provider of high-performance optical transport sub-systems solutions. We paid $12.0 million in cash to the former security holders and creditors of Mintera. We also agreed to pay additional revenue-based consideration whereby former security holders of Mintera are entitled to receive up to $20.0 million, determined based on a set of sliding scale formulas, to the extent revenue from Mintera products is more than $29.0 million in the twelve months following the acquisition and/or more than $40.0 million in the 18 months following the acquisition. The post-closing consideration, if any, will be payable in cash or, at our option, newly issued shares of our common stock, or a combination of cash and stock. Achieving cumulative revenues of $40.0 million over the next 12 month period and $70.0 million over the next 18 month period would lead to the maximum $20.0 million in additional consideration. We believe this acquisition will broaden our product portfolio for high-speed transmission solutions, and will reinforce our position as one of the leading optical communications providers. As a result of the acquisition, Oclaro expects to offer components, modules and sub-systems covering all of the major modulation technologies necessary for high-performance 40 Gb/s data transmission in regional, metro, long-haul and ultra long-haul networks.

Recent Accounting Pronouncements

See Note 1, Business and Summary of Significant Accounting Policies, to our consolidated financial statements for information regarding the effect of new accounting pronouncements on our consolidated financial statements.

Application of Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses and other financial information. Actual results may differ significantly from those based on our estimates and judgments or could be materially different if we used different assumptions, estimates or conditions. In addition, our financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

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

Our significant accounting policies are described in Note 1, Business and Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that the policies described below involve critical accounting estimates.

Revenue Recognition and Sales Returns

Revenue represents the amounts, excluding sales taxes, derived from the sale of goods and services to third-party customers during a given period. Our revenue recognition policy follows ASC Topic 605, Revenue Recognition. Specifically, we recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectability is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. For certain sales, we are required to determine, in particular, whether the delivery has occurred, whether items will be returned and whether we will be paid under normal commercial terms. For certain products sold to customers, we specify delivery terms in the agreement under which the sale was made and assess each shipment against those terms, and only recognize revenue when we are certain that the delivery terms have been met. For shipments to new customers and evaluation units, including initial shipments of new products, where the customer has the right of return through the end of an evaluation period, we recognize revenue on these shipments at the end of the evaluation period, if not returned, and when collection is reasonably assured. We record a provision for estimated sales returns in the same period as the related revenues are recorded, which is netted against revenue. These estimates for sales returns are based on historical sales return rates, other known factors and our return policy. Before accepting a new customer, we review publicly available information and credit rating databases to provide ourselves with reasonable assurance that the new customer will pay all outstanding amounts in accordance with our standard terms. For existing customers, we monitor historic payment patterns to assess whether we can expect payment in accordance with the terms set forth in the agreement under which the sale was made.

We recognize revenues from financially distressed customers when collectability becomes reasonably assured, assuming all other above criteria for revenue recognition have been met. In fiscal year 2009 we issued billings of $4.1 million for products that were shipped to Nortel, but for which payment was not received prior to Nortel’s bankruptcy filing on January 14, 2009. As a result, the corresponding revenue was deferred, and therefore was not recognized as revenues or accounts receivable in the consolidated financial statements at the time of such billings, as we determined that such amounts were not reasonably assured of collectability in accordance with our revenue recognition policy. As of July 3, 2010, we had contractual receivables from Nortel totaling $2.7 million which are not reflected in the accompanying consolidated balance sheet. To the extent that collectability becomes reasonably assured for these deferred billings in future periods, our future results of operations will benefit from the recognition of these amounts.

Inventory Valuation

In general, our inventories are valued at the lower of cost to acquire or manufacture our products or market value, less write-offs of inventory we believe could prove to be unsaleable. Manufacturing costs include the cost of the components purchased to produce our products and related labor and overhead. We review our inventory on a quarterly basis to determine if it is saleable. Products may be unsaleable because they are technically obsolete due to substitute products, specification changes or excess inventory relative to customer forecasts. We currently reduce the cost basis for inventory using methods that take these factors into account. If we find that the cost of inventory is greater than the current market price, we will write the inventory down to the estimated selling price, less the cost to complete and sell the product.

Business Combinations

Through June 27, 2009, we accounted for our acquisitions using the purchase accounting method in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), Business Combinations. Under this method, we allocated the purchase price of acquired companies to the assets acquired and liabilities assumed, based on their estimated relative fair values at the acquisition date, with any excess allocated to goodwill (defined as the excess of the purchase price over the fair value allocated to the assets acquired and liabilities assumed). Our judgments as to fair value of the assets, therefore, affected the amount of goodwill that we recorded. These judgments include estimating the useful lives over which the fair values are amortized to expense.

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

Our acquisitions consummated after June 27, 2009, including the acquisition of the high power laser diodes business from Newport on July 4, 2009 and our acquisition of Xtellus on December 17, 2009, were accounted for pursuant to ASC Topic 805, Business Combinations. Under ASC Topic 805, there are significant differences as compared to SFAS No. 141 in determining the purchase price of an acquired entity, including:

•	Under ASC Topic 805, the purchase price is equivalent to the fair value of consideration transferred on the date of the business combination. Previously, the value of equity-based consideration transferred was determined based on the fair value at the time of announcement of the business combination.

•	Tangible and identifiable intangible assets acquired and liabilities assumed as of the acquisition date are recorded at the acquisition date fair value. Such valuations require management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets.

•	Goodwill is recognized for any excess of purchase price over the net fair value of assets acquired and liabilities assumed. A bargain purchase gain results if the fair value of the purchase price is less than the net fair value of the assets acquired and liabilities assumed. We recorded a $5.3 million bargain purchase gain related to our acquisition of Newport’s high-power laser diodes business during fiscal year 2010.

Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. For instance, the estimated fair value of our common stock issued in connection with our acquisition of Xtellus was determined using the closing price of $6.70 per share as of the acquisition date, December 17, 2009, adjusted by a discount rate to reflect the lack of marketability due to the shares being unregistered and subject to restrictions on transfer under Rule 144 of the Securities Act. In addition, the estimated fair value of the value protection guarantee issued in connection with the Xtellus acquisition was determined by using management estimates of future operating results and a Monte Carlo simulation model to determine the likelihood of achieving certain market conditions.

Our preliminary estimates of fair value are inherently uncertain and subject to refinement. As a result, during the measurement period for a business combination, which may be up to one year, we may record adjustments to the values of assets acquired and liabilities assumed. After the conclusion of the measurement period or our final determination of the values of assets acquired or liabilities assumed, whichever comes first, subsequent adjustments affecting earnings are recorded to our consolidated statements of operations.

As a result of adopting the revised accounting standards provided for by ASC Topic 805 as of the beginning of our fiscal year 2010, certain of our policies differ when accounting for acquisitions consummated after June 27, 2009, including:

•	the direct transaction costs associated with a business combination are expensed as incurred (previously, direct transaction costs were included as part of the purchase price);

•	the costs to exit or restructure certain activities of an acquired company are accounted for separately from the business combination (previously, restructuring and exit costs directly resulting from the business combination were included as a part of the assumed obligations in deriving the purchase price allocation); and

•	the fair value of in-process research and development is recorded as an indefinite-lived intangible asset until the underlying project is completed, at which time the intangible asset is amortized over its estimated useful life, or abandoned, at which time the intangible asset is expensed (previously, in-process research and development was expensed as of the acquisition date).

Impairment of Goodwill and Other Intangible Assets

Under ASC Topic 350, goodwill is tested annually for impairment, in our case during the fourth quarter of each fiscal year, or more often if an event or circumstance suggests impairment has occurred. In addition, we review identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Circumstances which could trigger an impairment test include, but are not limited to, significant decreases in the market price of the asset, significant adverse changes to the business climate or legal factors, current period cash flow or operating losses or a forecast of continuing losses associated with the use of the asset and a current expectation that the asset will more likely than not be sold or disposed of significantly below carrying value before the end of its estimated useful life.

ASC Topic 350 requires that the first phase of testing goodwill for impairment be based on a reporting unit’s “fair value,” which is generally determined through market prices. In certain cases, due to the absence of market prices for a particular element of our business, and as permitted by ASC Topic 350, we have elected to base our testing on discounted future expected cash flows. Although the discount rates and other input variables may differ, the model we use in this process is the same model we use to evaluate the fair value of acquisition candidates and the fairness of offers to purchase businesses that we are considering for divestiture. The forecasted cash flows we use are derived from the annual long-range planning process that we perform and present to our board of directors. In this process, each reporting unit is required to develop reasonable sales, earnings and cash flow forecasts for the next three to seven years based on current and forecasted economic conditions. For purposes of testing for impairment, the cash flow forecasts are adjusted as needed to reflect information that becomes available concerning changes in business levels and general economic trends. The discount rates used for determining discounted future cash flows are generally based on our weighted-average cost of capital and are then adjusted for “plan risk” (the risk that a business will fail to achieve its forecasted results) and “country risk” (the risk that economic or political instability in the countries in which we operate will cause a business unit’s projections to be inaccurate). Finally, a growth factor beyond the three to seven-year period for which cash flows are planned is selected based on expectations of future economic conditions. Virtually all of the assumptions used in our models are susceptible to change due to global and regional economic conditions as well as competitive factors in the industry in which we operate. Unanticipated changes in discount rates from one year to the next can also have a significant effect on the results of the calculations. While we believe the estimates and assumptions we use are reasonable, various economic factors could cause the results of our goodwill testing to vary significantly.

During the fiscal year ended June 27, 2009, we observed indicators of potential impairment of our goodwill, including the impact of the then current general economic downturn, our future prospects and the continued decline of our market capitalization, which caused us to conduct a goodwill impairment analysis. Specifically, indicators emerged within our New Focus reporting unit, which includes the technology acquired in the March 2004 acquisition of Oclaro Photonics, Inc. and is in our advanced photonics solutions segment, and one other reporting unit in the advanced photonics solutions segment that includes the technology acquired in the March 2006 acquisition of Avalon Photonics AG (the Avalon reporting unit). These indicators led us to conclude that an ASC Topic 350 impairment test was required to be performed for goodwill related to these reporting units.

During the fiscal year ended June 27, 2009, we determined, in our first step goodwill impairment analysis, that the goodwill related to our New Focus and Avalon reporting units were in fact impaired. We completed our full evaluation of the second step impairment analysis, which indicated that the goodwill was fully impaired. We recorded $7.9 million for impairment losses in our statement of operations for the year ended June 27, 2009. The impairment will not result in any current or future cash expenditures.

In conjunction with our full evaluation of the second step goodwill impairment analysis, we also evaluated the fair value of the intangible assets of these two reporting units in accordance with ASC Topic 360, Property, Plant and Equipment. Based on this testing, we determined that the intangibles of our New Focus reporting unit and our Avalon reporting units were impaired. We recorded $1.2 million for the impairment loss related to these intangibles, net of $2.8 million associated with the discontinued operations of the New Focus business, in our statements of operations for the year ended June 27, 2009.

During the fourth quarter of fiscal year ended July 3, 2010, we performed our annual ASC Topic 350 impairment assessment of our goodwill and a separate impairment assessment of our other intangible assets, concluding that no impairment existed at the assessment dates.

Accounting for Share-Based Payments

ASC Topic 718, Compensation — Stock Compensation, requires companies to recognize in their statement of operations all share-based payments, including grants of employee stock options and restricted stock, based on their fair values on the grant dates. The application of ASC Topic 718 involves significant amounts of judgment in the determination of inputs into the Black-Scholes-Merton valuation model which we use to determine the fair value of share-based awards. These inputs are based upon highly subjective assumptions as to the volatility of the underlying stock, risk free interest rates and the expected life of the options. Judgment is also required in estimating the number of share-based awards that are expected to be forfeited during any given period. As required under the accounting rules, we review our valuation assumptions at each grant date, and, as a result, our valuation assumptions used to value employee stock-based awards granted in future periods may change. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our consolidated results of operations could be materially impacted. During the years ended July 3, 2010, June 27, 2009 and June 28, 2008, we recognized $4.4 million, $4.1 million and $8.3 million of stock-based compensation expense, respectively, in our results from continuing operations. See Note 11, Stock-based Compensation, to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Income Taxes

We provide for income taxes under the provisions of ASC Topic 740, Income Taxes. ASC Topic 740 requires an asset and liability based approach of accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against deferred income tax assets which are not likely to be realized.

In the fourth quarter of fiscal year 2010, we determined that it is more-likely-than-not that we will utilize net operating losses in one of our foreign jurisdictions due to current earnings and projections of future profitability. Accordingly, we released $1.3 million of our valuation allowance against $1.3 million of previously unrecognized deferred tax assets during the fourth quarter of fiscal year 2010. This amount represents the entire remaining deferred tax asset related to the accumulated net operating losses of the foreign jurisdiction. Due to the uncertainty surrounding the realization of the tax attributes in other jurisdictions, we have recorded full a valuation allowance against our remaining foreign and domestic deferred tax assets as of July 3, 2010.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest rates

We finance our operations through a mixture of issuances of equity securities, finance leases, working capital and by drawing on the Amended Credit Agreement. Our only exposure to interest rate fluctuations is on our cash deposits and for amounts borrowed under the Amended Credit Agreement. At July 3, 2010 there was no amount outstanding under the Amended Credit Agreement. As of July 3, 2010, we had $2.0 million in an outstanding standby letter of credit with a vendor secured under this credit agreement.

We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts. We believe our current interest rate risk is immaterial.

Foreign currency

As our business has grown and become multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States in 2004, and our movement of certain functions, including assembly and test operations, from the United Kingdom to China, in the future we expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese yuan, the Korean won, the Israeli shekel, the Swiss franc and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen, China; Daejeon, South Korea; Jerusalem, Israel; Zurich, Switzerland and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.

As of July 3, 2010, our U.K. subsidiary had $33.6 million, net, in U.S. dollar denominated operating intercompany payables and $70.0 million in U.S. dollar denominated accounts receivable related to sales to external customers. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $3.6 million (U.S. dollar strengthening), or loss of $3.6 million (U.S. dollar weakening) on the translation of these receivables, which would be recorded as gain (loss) on foreign exchange in our consolidated statement of operations.

Hedging Program

We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling. We do not currently hedge our exposure to the Chinese yuan, Korean won, Israeli shekel, Swiss franc or the Euro, but we may in the future if conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of July 3, 2010, we held seventeen foreign currency forward exchange contracts with a notional value of $18.3 million which include put and call options which expire, or expired, at various dates from July 2010 to May 2011 and we have recorded an unrealized gain of $49,000 to “Accumulated other comprehensive income” in connection with marking these contracts to fair value. It is estimated that a 10 percent fluctuation in the dollar between July 3, 2010 and the maturity dates of the put and call instruments underlying these contracts would lead to a profit of $0.9 million (U.S. dollar weakening) or loss of $1.3 million (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.

Item 8.	Financial Statements and Supplementary Data

The financial statements required by this item may be found on pages F-1 through F-45 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 3, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 3, 2010, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 3, 2010. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of July 3, 2010, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears under Item 8 of this Form 10-K.

Management excluded Xtellus Inc. and its subsidiaries from its assessment of internal control over financial reporting as of July 3, 2010, because this entity was acquired by the Company in a business combination during the fiscal year ended July 3, 2010.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the most recent fiscal quarter ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this Item is incorporated by reference to the information contained in Oclaro’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders under the headings “Proposal 1 — Election of Class III Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics” and “Non-Director Executive Officers.”

Item 11.	Executive Compensation

Information required by this Item is incorporated by reference to the information contained in Oclaro’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Severance and Change of Control Arrangements.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to the information contained in Oclaro’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is incorporated by reference to the information contained in Oclaro’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders under the headings “Policies and Procedures for Related Person Transactions,” “Board Determination of Independence,” “Severance and Change of Control Arrangements,” “Proposal 1 — Election of Class III Directors,” and “Corporate Governance.”

Item 14.	Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the information contained in Oclaro’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders under the headings “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of or are included in this Annual Report on Form 10-K:

1. Financial Statements

See Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

2. Financial Statement Schedules

The Financial Statement Schedule II: Valuation and Qualifying Accounts that follows the Notes to Consolidated Financial Statements is filed as part of this Annual Report Form 10-K. Other financial statement schedules have been omitted since they are either not required or the information is otherwise included.

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

OCLARO, INC.
(Registrant)

September 1, 2010	By: /s/ Alain Couder Alain Couder Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alain Couder Alain Couder	Chief Executive Officer, President and Director (Principal Executive Officer)	September 1, 2010

/s/ Jerry Turin Jerry Turin	Chief Financial Officer (Principal Financial and Accounting Officer)	September 1, 2010

/s/ Bernard J. Couillaud Bernard J. Couillaud	Chairman of the Board and Director	September 1, 2010

/s/ Giovanni Barbarossa Giovanni Barbarossa	Director	September 1, 2010

/s/ Edward B. Collins Edward B. Collins	Director	September 1, 2010

/s/ Greg Dougherty Greg Dougherty	Director	September 1, 2010

/s/ Lori Holland Lori Holland	Director	September 1, 2010

/s/ Joel Smith III Joel Smith III	Director	September 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Oclaro, Inc.

We have audited the accompanying consolidated balance sheets of Oclaro, Inc. (a Delaware corporation) and subsidiaries as of July 3, 2010 and June 27, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended July 3, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oclaro, Inc. and subsidiaries as of July 3, 2010 and June 27, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended July 3, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, Oclaro, Inc.’s internal control over financial reporting as of July 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 1, 2010, expressed an unqualified opinion on the effective operation of internal control over financial reporting.

/s/  GRANT THORNTON LLP

San Francisco, California
September 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Oclaro, Inc.

We have audited Oclaro, Inc. (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of July 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Oclaro, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Oclaro Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Oclaro, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oclaro, Inc. and subsidiaries as of July 3, 2010 and June 27, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended July 3, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15 (a) (2). Our report dated September 1, 2010 expressed an unqualified opinion thereon.

/s/  GRANT THORNTON LLP

San Francisco, California
September 1, 2010

OCLARO, INC.
CONSOLIDATED BALANCE SHEETS

	July 3, 2010	June 27, 2009
	(Thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$107,176	$44,561
Short-term investments	—	9,259
Restricted cash	4,458	4,208
Accounts receivable, net of allowances for doubtful accounts and sales returns of $2,046 and $645 in 2010 and $623 and $277 in 2009	93,412	58,483
Inventories	62,570	59,527
Prepaid expenses and other current assets	14,905	11,834
Assets held for sale	—	10,442

Total current assets	282,521	198,314

Property and equipment, net	37,516	29,875
Other intangible assets, net	10,610	1,951
Goodwill	20,000	—
Other non-current assets	10,148	3,248

Total assets	$360,795	$233,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,103	$31,943
Accrued expenses and other liabilities	35,404	39,016
Liabilities held for sale	—	2,028

Total current liabilities	85,507	72,987

Deferred gain on sale-leaseback	12,969	15,088
Other non-current liabilities	9,785	4,923

Total liabilities	108,261	92,998

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 90,000 shares authorized; 49,396 and 37,233 shares issued and outstanding at July 3, 2010 and June 27, 2009, respectively	494	372
Additional paid-in capital	1,304,779	1,200,848
Accumulated other comprehensive income	26,907	30,905
Accumulated deficit	(1,079,646)	(1,091,735)

Total stockholders’ equity	252,534	140,390

Total liabilities and stockholders’ equity	$360,795	$233,388

The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
	(Thousands, except per share amounts)

Revenues	$392,545	$210,923	$202,663
Cost of revenues	283,751	164,425	161,902

Gross profit	108,794	46,498	40,761
Operating expenses:
Research and development	41,496	26,147	28,608
Selling, general and administrative	56,378	34,899	40,948
Amortization of intangible assets	951	487	3,510
Restructuring, merger and related costs	5,468	6,826	3,033
Legal settlements	—	3,829	(2,882)
Impairment of goodwill and other intangible assets	—	9,133	—
Gain on sale of property and equipment	(333)	(12)	(2,562)

Total operating expenses	103,960	81,309	70,655

Operating income (loss)	4,834	(34,811)	(29,894)
Other income (expense):
Interest income	36	575	1,261
Interest expense	(367)	(543)	(682)
Gain on foreign currency translation	2,494	11,094	6,059
Other income (expense)	4,892	(685)	—

Total other income (expense)	7,055	10,441	6,638

Income (loss) from continuing operations before income taxes	11,889	(24,370)	(23,256)
Income tax provision	928	1,399	5

Income (loss) from continuing operations	10,961	(25,769)	(23,261)
Income (loss) from discontinued operations, net of tax	1,420	(6,387)	(179)

Net income (loss)	$12,381	$(32,156)	$(23,440)

Basic net income (loss) per share:
Income (loss) from continuing operations	$0.27	$(1.12)	$(1.25)
Income (loss) from discontinued operations	0.04	(0.28)	(0.01)

Net income (loss) per share	$0.31	$(1.40)	$(1.26)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$0.26	$(1.12)	$(1.25)
Income (loss) from discontinued operations	0.03	(0.28)	(0.01)

Net income (loss) per share	$0.29	$(1.40)	$(1.26)

Shares used in computing net income (loss) per share:
Basic	40,322	22,969	18,620
Diluted	42,262	22,969	18,620

The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	July 3, 2010	June 27, 2009	June 28, 2008
	(Thousands)

Cash flows from operating activities:
Net income (loss)	$12,381	$(32,156)	$(23,440)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion on short-term investments	22	(100)	(145)
Amortization of deferred gain on sale-leaseback	(863)	(938)	(1,384)
Depreciation and amortization	11,811	12,491	16,869
Change in fair value of value protection guarantee	(946)	—	—
Gain on sale of property and equipment	(333)	(8)	(2,562)
Gain on bargain purchase	(5,267)	—	—
Gain on sale of New Focus business	(1,420)	—	—
Impairment of goodwill and other intangible assets	—	11,915	—
Impairment (recovery) of short-term investments	(28)	706	—
Stock-based compensation expense	4,432	4,436	8,812
Changes in operating assets and liabilities:
Accounts receivable, net	(34,914)	(821)	(11,930)
Inventories	3,339	6,859	(2,426)
Prepaid expenses and other current assets	(2,400)	533	4,056
Other non-current assets	1,062	204	22
Accounts payable	15,415	(5,573)	(1,211)
Accrued expenses and other liabilities	(7,560)	(677)	(2,811)

Net cash used in operating activities	(5,269)	(3,129)	(16,150)

Cash flows from investing activities:
Purchases of property and equipment	(12,114)	(9,231)	(9,135)
Proceeds from sales of property and equipment	885	32	2,972
Purchases of available-for-sale investments	—	(6,945)	(22,699)
Sales and maturities of available-for-sale investments	9,258	29,200	5,000
Transfer (to) from restricted cash	(256)	(3,109)	5,026
Purchase of intangibles and equipment from an asset purchase	(250)	—	—
Purchase of investment in a privately held company	(7,500)	—	—
Cash acquired from business combinations	3,277	11,482	—

Net cash provided by (used in) investing activities	(6,700)	21,429	(18,836)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	77,390	4	40,785
Proceeds from borrowings under credit line	2,500	—	2,501
Repayment of borrowings under credit line and other loans	(2,552)	(62)	(6,359)

Net cash provided by (used in) financing activities	77,338	(58)	36,927

Effect of exchange rate on cash and cash equivalents	(2,754)	(6,544)	(5,709)
Net increase (decrease) in cash and cash equivalents	62,615	11,698	(3,768)
Cash and cash equivalents at beginning of period	44,561	32,863	36,631

Cash and cash equivalents at end of period	$107,176	$44,561	$32,863

Supplemental disclosures of cash flow information:
Cash paid for interest	$244	$220	$244
Cash paid for income taxes	$184	$177	$52
Supplemental disclosures of non-cash transactions:
Issuance of common stock, stock options, restricted stock and warrants in merger with Avanex	$—	$32,347	$—
Issuance of common stock and incurrence of escrow liability and value protection liability for the acquisition of Xtellus	$29,441	$—	$—

The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME (LOSS)

				Accumulated
			Additional	Other		Comprehensive	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Income	Deficit	(Loss)	Equity
	(Thousands)

Balance at June 30, 2007	16,655	$166	$1,115,057	$42,444	$(1,036,700)		$120,967
Issuance of shares related to share awards and restricted stock units	293	3	(3)	—	—	—	—
Buy-back of accelerated stock options issued to former officer of the Company	—	—	(2)	—	—	—	(2)
Adjustment to prior years taxes payable to reflect effect of adoption of FIN 48	—	—	—	—	561	—	561
Common stock issued in public offering	3,200	32	40,754	—	—	—	40,786
Stock-based compensation expense	—	—	8,598	—	—	—	8,598
Comprehensive loss:
Unrealized loss on hedging transactions	—	—	—	(34)	—	(34)	(34)
Currency translation adjustment	—	—	—	1,615	—	1,615	1,615
Other comprehensive income	—	—	—	11	—	11	11
Net loss for the period	—	—	—	—	(23,440)	(23,440)	(23,440)

Total comprehensive loss						$(21,848)

Balance at June 28, 2008	20,148	$201	$1,164,404	$44,036	$(1,059,579)		$149,062
Issuance of shares related to share awards and restricted stock units	52	1	(1)	—	—	—	—
Issuance of shares upon the exercise of common stock options	3	—	4	—	—	—	4
Common stock issued in connection with the acquisition of Avanex	17,030	170	32,177	—	—	—	32,347
Stock-based compensation expense	—	—	4,264	—	—	—	4,264
Comprehensive loss:
Unrealized loss on hedging transactions	—	—	—	(631)	—	(631)	(631)
Currency translation adjustment	—	—	—	(12,496)	—	(12,496)	(12,496)
Other comprehensive loss	—	—	—	(4)	—	(4)	(4)
Net loss for the period	—	—	—	—	(32,156)	(32,156)	(32,156)

Total comprehensive loss						$(45,287)

Balance at June 27, 2009	37,233	$372	$1,200,848	$30,905	$(1,091,735)		$140,390
Adjustment to prior years retained earnings to reflect effect of adoption of ASC 805	—	—	—	—	(292)	—	(292)

					$(1,092,027)
Issuance of shares related to share awards and restricted stock units	500	5	(53)	—	—	—	(48)
Issuance of shares upon the exercise of common stock options	71	1	268	—	—	—	269
Common stock issued in connection with acquisitions	3,698	37	22,209	—	—	—	22,246
Common stock placed in escrow for the acquisition of Xtellus	994	10	(10)	—	—	—	—
Common stock issued in public offering	6,900	69	77,005	—	—	—	77,074
Stock-based compensation expense	—	—	4,512	—	—	—	4,512
Comprehensive income:
Unrealized gain on hedging transactions	—	—	—	594	—	594	594
Currency translation adjustment	—	—	—	(3,432)	—	(3,432)	(3,432)
Adoption of ASC 715, net of tax benefits	—	—	—	(1,153)	—	(1,153)	(1,153)
Other comprehensive loss	—	—	—	(7)	—	(7)	(7)
Net income for the period	—	—	—	—	12,381	12,381	12,381

Total comprehensive income						8,383

Balance at July 3, 2010	49,396	$494	$1,304,779	$26,907	$(1,079,646)		$252,534

The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Business and Summary of Significant Accounting Policies

Business

Oclaro, Inc., a Delaware corporation (“Oclaro” or the “Company”), is a leading provider of high-performance core optical network components, modules and subsystems to global telecommunications (“telecom”) equipment manufacturers. The Company leverages its proprietary core technologies and vertically integrated product development to provide its customers with cost-effective and innovative optical solutions in metro and long-haul network applications. In addition, it utilizes its optical expertise to address new and emerging optical product opportunities in selective non-telecom markets, such as materials processing, consumer, medical, industrial, printing and biotechnology, which it refers to as its advanced photonics solutions segment. The Company offers its customers a differentiated solution that is designed to make it easier for its customers to do business by combining optical technology innovation, photonic integration, and a vertical approach to manufacturing and product development. For the year ended July 3, 2010, the Company’s primary operating segment is its telecommunications (“telecom”) segment, which addresses this optical communications market; and the Company’s remaining product lines, which address certain other optics and photonics markets, such as material processing, printing, medical and consumer applications, and which leverage the resources, infrastructure and expertise of its telecom segment, comprise its advanced photonics solutions segment.

On April 27, 2009, Oclaro, at the time named Bookham, Inc. (“Bookham”), and Avanex Corporation (“Avanex”) completed a merger of Avanex with and into a subsidiary of Bookham with Avanex being the surviving corporation as a wholly-owned subsidiary of Bookham.

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

On April 14, 2010, the Company announced that its board of directors had approved a 1-for-5 reverse split of its common stock, pursuant to previously obtained stockholder authorization. This reverse stock split became effective at 6:00 p.m., Eastern Time, on April 29, 2010, which reduced the number of shares of the Company’s common stock issued and outstanding from approximately 212 million to approximately 42 million and reduced the number of authorized shares of common stock from 450 million to 90 million. All share and per share amounts presented herein are reflected on a post-reverse-split basis.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles. ASC Topic 105 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the Codification, all existing accounting standards and pronouncements are superseded and reorganized into a consistent structure arranged by topic, subtopic, section and paragraph. Since the Codification does not change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements; however, it changes the way references to accounting standards and pronouncements are presented. The provisions of ASC Topic 105 were adopted by the Company in the first quarter of fiscal year 2010. References made to FASB guidance throughout this Annual Report on Form 10-K refer to the Codification.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Examples of significant estimates and assumptions made by management involve the fair value of goodwill and long-lived assets, the fair value of purchase consideration paid and assets acquired in business combinations, valuation allowances for deferred tax assets, fair value of stock-based compensation, estimates for allowances for doubtful accounts, and valuation of excess and obsolete inventories. These judgments can be subjective and complex and consequently actual results could differ materially from those estimates and assumptions.

Fiscal Years

The Company operates on a 52/53 week year ending on the Saturday closest to June 30. The fiscal year ended July 3, 2010 was a 53 week year. Each of the fiscal years ended June 27, 2009 and June 28, 2008 were 52 week years.

Reclassifications

For presentation purposes, certain prior period amounts have been reclassified to conform to the current period consolidated financial statements. These reclassifications do not affect the Company’s consolidated net income (loss), cash flows, cash and cash equivalents or stockholders’ equity, as previously reported.

On June 3, 2009, the Company entered into a definitive agreement to sell certain assets and liabilities of its Oclaro Photonics, Inc. subsidiary, which are referred to collectively herein as the New Focus business, to Newport Corporation (“Newport”). This sale was completed on July 4, 2009. The assets and liabilities sold to Newport are classified as assets held for sale and liabilities held for sale within current assets and current liabilities, respectively, on the consolidated balance sheets for periods prior to the consummation of the sale. The financial results of the Company’s New Focus business are classified as discontinued operations in the consolidated statements of operations for all periods presented. These notes to the Company’s consolidated financial statements relate to the Company’s continuing operations only, unless otherwise indicated. See Note 3, Business Combinations, for additional details.

Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents are carried at market value. The Company considers all liquid investment securities with an original maturity date of three months or less to be cash equivalents. Any realized gains and losses on liquid investment securities are included in “Other income (expense)” in the consolidated statements of operations. Restricted cash of $4.5 million as of July 3, 2010 consists of collateral for the performance of the Company’s obligations under certain facility lease agreements and bank accounts otherwise restricted.

The Company classifies short-term investments, which consist primarily of securities purchased with original maturities of more than three months, as available-for-sale securities. These short-term investments are reported at market value, with the aggregate unrealized holding gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity. All realized gains and losses and unrealized losses resulting from declines in fair value that are other than temporary and not involving credit losses are recorded in the consolidated statements of operations in the period they occur.

The following table provides details regarding the Company’s cash, cash equivalents and short-term investments at the dates indicated:

	July 3,	June 27,
	2010	2009
	(Thousands)

Cash and cash equivalents:
Cash-in-bank	$23,962	$24,162
Money market funds	83,214	20,399

	$107,176	$44,561

Short-term investments:
United States agency securities	$—	$6,669
United States corporate bonds	—	2,590

	$—	$9,259

As of June 27, 2009, all of the Company’s short-term investments had maturities of less than one year.

Concentration of Credit Risks

The Company places its cash, cash equivalents and short-term investments with and in the custody of financial institutions which at times, are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the ongoing creditworthiness of these institutions. The Company’s investment policy limits the amounts invested with any one institution, type of security and issuer. To date, the Company has not experienced significant losses on these investments.

The Company’s trade accounts receivable are concentrated with companies in the telecom industry. At July 3, 2010, two customers accounted for 29 percent of the Company’s gross accounts receivable. At June 27, 2009, two customers accounted for 30 percent of the Company’s gross accounts receivable.

Allowance for Doubtful Accounts and Sales Return Allowance

The Company performs ongoing credit evaluations of its customers and records specific allowances for doubtful accounts when a customer is unable to meet its financial obligations, as in the case of bankruptcy filings or deteriorated financial position. Estimates are used in determining allowances for customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. The Company writes off a receivable account when all rights, remedies and recourses against the account and its principals are exhausted and records a benefit when previously reserved accounts are collected. The Company recorded provisions of $1.5 million, $0.2 million and $16,000 as allowances for doubtful accounts in fiscal years 2010, 2009 and 2008, respectively.

The Company records a provision for estimated sales returns, which is netted against revenues, in the same period as the related revenues are recorded. These estimates are based on historical sales returns, other known factors and the Company’s return policy. The Company recorded provisions of $0.2 million, $0.1 million and $0.1 million as sales return allowances in fiscal years 2010, 2009 and 2008, respectively.

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

The following table provides details regarding the Company’s inventories at the dates indicated:

	July 3,	June 27,
	2010	2009
	(Thousands)

Inventories:
Raw materials	$17,732	$16,560
Work-in-process	32,491	29,825
Finished goods	12,347	13,142

	$62,570	$59,527

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which generally range from three to five years, except for buildings which are generally depreciated over twenty years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives or the term of the related lease, whichever is shorter. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains resulting from asset dispositions are included in gain on sale of property and equipment in the accompanying consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

The following table provides details regarding the Company’s property and equipment, net at the dates indicated:

	July 3,	June 27,
	2010	2009
	(Thousands)

Property and equipment, net:
Buildings	$16,104	$16,696
Plant and machinery	97,186	80,881
Fixtures, fittings and equipment	1,142	1,085
Computer equipment	12,232	12,936

	126,664	111,598
Less: accumulated depreciation	(89,148)	(81,723)

	$37,516	$29,875

Depreciation expense was $10.9 million, $11.0 million and $12.0 million for the fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008, respectively.

Goodwill and Other Intangible Assets

The Company reviews its goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and also reviews goodwill annually. The values assigned to goodwill and other intangible assets are based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.

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

Non-Marketable Cost Method Investments

In May 2010, the Company made a $7.5 million investment in ClariPhy Communications, Inc. (“ClariPhy”), a privately-held company, receiving in exchange a less than 20 percent equity interest in ClariPhy. In addition, ClariPhy and Oclaro executed a co-marketing and development agreement under which the Company has the opportunity to increase its initial equity interest stake in ClariPhy through achievement of certain milestones related to this agreement. Achievement of the maximum additional equity interest in ClariPhy through the co-marketing and development agreement would still result in a less than 20 percent equity interest in ClariPhy.

As of July 3, 2010 and June 27, 2009, including the investment in ClariPhy, the Company had $9.0 million and $1.5 million, respectively, of investments in privately-held companies. These investments consist of less than 20 percent equity ownership interests of common stock and/or preferred stock in these companies. These investments are accounted for under the cost method of accounting since the Company does not exercise any form of significant influence over the financial or operating matters of these companies. Under the cost method, an investment is recorded at cost and carried at that amount until it is sold or otherwise disposed of, or until it is written down due to an impairment. The Company periodically performs an impairment assessment whenever events or changes in circumstances indicate that the investments’ respective carrying amounts may not be recoverable. These investments are included in “Other non-current assets” in the consolidated balance sheets.

Derivative Financial Instruments

The Company’s operating results are subject to fluctuations based upon changes in the exchange rates between the currencies in which it collects revenues and pays expenses. A majority of the Company’s revenues are denominated in U.S. dollars, while a significant portion of its expenses are denominated in United Kingdom (U.K.) pounds sterling, the Chinese yuan, Swiss franc, and the Euro, in which it pays expenses in connection with operating its facilities in the U.K., China, Switzerland and Italy. The Company currently enters into foreign currency forward exchange contracts in an effort to mitigate a portion of its exposure to fluctuations between the U.S. dollar and the U.K. pound sterling.

ASC Topic 815, Derivatives and Hedging, requires the Company to recognize all derivatives, such as foreign currency forward exchange contracts, on the consolidated balance sheets at fair value regardless of the purpose for holding the instrument. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through operating results or recognized in accumulated other comprehensive income until the hedged item is recognized in operating results in the consolidated statements of operations.

At the end of each accounting period, the Company marks-to-market all foreign currency forward exchange contracts that have been designated as cash flow hedges and changes in fair value are recorded in “Accumulated other comprehensive income” until the underlying cash flow is settled and the contract is recognized in “Other income (expense)” in the consolidated statements of operations. As of July 3, 2010, the Company held seventeen outstanding foreign currency forward exchange contracts to sell U.S. dollars and buy U.K. pounds sterling. All of these contracts have all been designated as cash flow hedges. These contracts had an aggregate notional value of approximately $18.3 million of put and call options which expire, or expired, at various dates ranging from July 2010 through May 2011. To date, the Company has not entered into any such contracts for longer than 12 months and, accordingly, all amounts included in “Accumulated other comprehensive income” as of July 3, 2010 will generally be reclassified into “Other income (expense)” within the next 12 months. As of July 3, 2010, each of the seventeen designated cash flow hedges was determined to be fully effective; therefore, the Company has recorded an unrealized gain of $49,000 to “Accumulated other comprehensive income” related to recording the fair value of these foreign currency forward exchange contracts for accounting purposes. For the fiscal year ended July 3, 2010, a net loss of $0.7 million was reclassified from “Accumulated other comprehensive income” into “Other income (expense).”

Accrued Expenses and Other Liabilities

The following table provides details for the Company’s accrued expenses and other liabilities at the dates indicated:

	July 3,	June 27,
	2010	2009
	(Thousands)

Accrued expenses and other liabilities:
Trade payables	$4,464	$3,826
Compensation and benefits related accruals	8,688	8,024
Warranty accrual	2,437	2,228
Current portion of restructuring accrual	4,338	9,485
Unrealized loss on currency instruments designated as hedges	—	545
Other accruals	15,477	14,908

	$35,404	$39,016

Warranty

The Company accrues for the estimated costs to provide warranty services at the time revenue is recognized. The Company’s estimate of costs to service its warranty obligations is based on historical experience and expectation of future conditions. To the extent the Company experiences increased warranty claim activity or increased costs associated with servicing those claims, the Company’s warranty costs will increase, resulting in a decrease in gross profit and a decrease in net income.

Revenue Recognition

The Company’s revenue recognition policy follows ASC Topic 605, Revenue Recognition, for both its telecom and advanced photonics solutions operating segments. Specifically, the Company recognizes product revenue when (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped and title has transferred, (iii) collectability is reasonably assured, (iv) the fees are fixed or determinable and (v) there are no uncertainties with respect to customer acceptance.

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

In the second quarter of fiscal year 2009 the Company issued billings of $4.1 million for products that were shipped to Nortel Networks Corporation (“Nortel”), but for which payment was not received prior to Nortel’s bankruptcy filing on January 14, 2009. As a result, the corresponding revenue was deferred, and therefore was not recognized as revenues or accounts receivable in the consolidated financial statements at the time of such billings, as the Company determined that such amounts were not reasonably assured of collectability in accordance with its revenue recognition policy. In fiscal year 2009, the Company recognized revenues of $0.6 million from Nortel upon receipt of payment for billings which had been previously deferred and Nortel returned $0.8 million in products to the Company which had been shipped to Nortel prior to the bankruptcy filing and which had not been paid for by Nortel.

As of July 3, 2010, the Company had remaining contractual receivables from Nortel, associated with product shipments deferred as a result of Nortel’s January 14, 2009 bankruptcy filing, totaling $2.7 million which are not reflected in the accompanying consolidated balance sheets. To the extent that collectability becomes reasonably assured for these deferred billings in future periods, our future results will benefit from the recognition of these amounts.

Research, Development and Engineering Expenses

Research, development and engineering costs are expensed as incurred.

Advertising Expenses

Advertising costs are expensed as incurred. The Company’s advertising costs for the years ended July 3, 2010, June 27, 2009 and June 28, 2008 were not significant.

Restructuring Expenses

The Company records costs associated with employee terminations and other exit activities in accordance with ASC Topic 420, Exit or Disposal Cost Obligations. Under ASC Topic 420, employee termination benefits are recorded as an operating expense when the benefit arrangement is communicated to the employee and no significant future services are required. If employees are required to render service until they are terminated in order to receive the termination benefits, the fair value of the termination date liability is recognized ratably over the future service period.

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

The Company’s goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired.

Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. The Company amortizes its acquired intangible assets with definite lives over the estimated useful life of the assets, which is generally from 1.5 to 11 years and 15 years as to one specific customer contract.

Stock-Based Compensation

The Company has adopted the fair value recognition provisions of ASC Topic 718, Compensation — Stock Compensation, using the modified prospective transition method. Under that transition method, stock-based compensation cost recognized during the years ended July 3, 2010, June 27, 2009 and June 28, 2008 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 3, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, Accounting for Stock-based Compensation, and (b) compensation cost for all share-based payments granted subsequent to July 3, 2005, based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718.

The Company uses the Black-Scholes-Merton option pricing model to value the compensation expense associated with its stock-based awards. In addition, the Company estimates forfeitures when recognizing compensation expense, and it adjusts its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

Stock options have a term of seven to ten years and generally vest over a two to four year service period, and restricted stock awards generally vest over a one to four year period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by the Company’s board of directors.

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

Income Taxes

The Company provides for income taxes under the provisions of ASC Topic 740, Income Taxes. ASC Topic 740 requires an asset and liability based approach in accounting for income taxes. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against deferred income tax assets which are not likely to be realized.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and obligations under escrow agreements during such period. For fiscal years ended June 27, 2009 and June 28, 2008, there were no stock options, unvested restricted stock awards or warrants factored into the computation of diluted shares outstanding since the Company incurred a net loss in these periods which would have resulted in their inclusion having an anti-dilutive effect.

Recent Accounting Pronouncements

With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or of potential significance, to the Company.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-17, Revenue Recognition — Milestone Method (Topic 605) — Revenue Recognition. ASU 2010-17 provides guidance on defining the milestone and determining when the use of the milestone method of revenue recognition for research or development transactions is appropriate. It provides criteria for evaluating if the milestone is substantive and clarifies that a vendor can recognize consideration that is contingent upon achievement of a milestone as revenue in the period in which the milestone is achieved, if the milestone meets all the criteria to be considered substantive. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2010-17, but does not expect its adoption to have a material impact on the Company’s consolidated financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. ASU 2010-06 requires companies to: disclose separately the amounts of significant transfers into and out of Level 1 and Level 2 fair value measurements and to describe the reasons for such transfers. In addition, in the reconciliation for Level 3 fair value measurements, companies are to present separately information about purchases, sales, issuances, and settlements on a gross basis. The revised authoritative guidance for Level 1 and 2 fair value measurements is effective for interim and annual reporting periods beginning after December 15, 2009 and the revised authoritative guidance for Level 3 fair value measurements is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years with early application permitted. The Company’s adoption of the revised guidance for Levels 1 and 2 during the three months ended April 3, 2010 did not have any effect on its consolidated financial position or results of operations. The Company intends to adopt the revised guidance for Level 3 in the first quarter of fiscal year 2011 and it does not expect the adoption to have a material effect on its consolidated financial position or results of operations.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985), Certain Revenue Arrangements that Include Software Elements amending ASC Topic 985. ASU 2009-14 applies to vendors that sell or lease tangible products that contain software that is more than incidental to the tangible product as a whole. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides direction for measuring and allocating revenue between the deliverables within the arrangement. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-14, but does not expect its adoption to have a material impact on the Company’s consolidated financial position or results of operations.

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements amending ASC Topic 605. ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. ASU 2009-13 eliminates the residual method of revenue allocation and requires revenue to be allocated using the relative selling price method. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently evaluating the impact of ASU 2009-13, but does not expect its adoption to have a material impact on the Company’s consolidated financial position or results of operations.

Note 2.	Fair Value

In the first quarter of fiscal year 2009, the Company adopted ASC Topic 820, Fair Value Measurements and Disclosures, for all financial assets and financial liabilities and for non-financial assets and non-financial liabilities recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. Effective with the first quarter of fiscal year 2010, the Company adopted the provisions of ASC Topic 820 for all non-financial assets and non-financial liabilities. Under ASC Topic 820, the Company is required to provide certain information according to a fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. The three levels of inputs that may be used to measure fair value are as follows:

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

The Company’s non-financial assets, such as other intangible assets, net, are classified within Level 3 of the fair value hierarchy because they are valued using a discounted cash flow model based on the Company’s estimates of future cash flows. The Company also classified a liability within Level 3 for a value protection guarantee issued in connection with the acquisition of Xtellus Inc. because it is primarily valued using management estimates of future operating results. The fair value of this value protection liability was initially estimated at $0.9 million. During the second half of fiscal year 2010, the Company reassessed the fair value of this liability determining that its value declined from $0.9 million at January 2, 2010 to nil at July 3, 2010. This $0.9 million change in fair value was recognized as income within “Restructuring, merger and related costs” during the year ended July 3, 2010. The Company has classified the escrow liability for the Xtellus acquisition within Level 2 of the fair value hierarchy, as its value is derived from the gross liability of $7.0 million due 18 months after the acquisition discounted to present value using the Company’s incremental borrowing cost. See Note 3, Business Combinations, for additional details regarding these liabilities.

The Company’s defined benefit pension plan assets are comprised of $17.6 million in Level 1 assets, which include cash, equity investments and fixed income investments, and $2.6 million in Level 3 assets, which include real estate and alternative investments. These pension plan assets are not reflected in the accompanying consolidated balance sheets and thus, are not included in the table below.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at July 3, 2010:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)

Assets:
Cash and cash equivalents(1):
Money market funds	$83,214	$—	$—	$83,214
Prepaid expenses and other current assets:
Unrealized gain on currency instruments designated as hedges	—	49	—	49
Other intangible assets, net	—	—	10,610	10,610

Total assets measured at fair value	$83,214	$49	$10,610	$93,873

Liabilities:
Other long-term liabilities:
Escrow liability for Xtellus acquisition	—	6,324	—	6,324

Total liabilities measured at fair value	$—	$6,324	$—	$6,324

(1)	Excludes $24.0 million in cash held in Company bank accounts at July 3, 2010.

Note 3.	Business Combinations

Fiscal 2009 Acquisitions

On January 27, 2009, Oclaro entered into a definitive agreement providing for the merger of Oclaro, Inc. and Avanex Corporation. On April 27, 2009, the Company consummated the combination with Avanex through the merger of Avanex with a wholly-owned subsidiary of the Company following approval by the stockholders of both companies. The Company issued approximately 17 million shares of its common stock for all of the outstanding shares of Avanex on April 27, 2009.

Fiscal 2010 Acquisitions

On June 3, 2009, the Company signed a definitive agreement with Newport Corporation (“Newport”), under which Newport agreed to acquire the net assets of the Company’s New Focus business in exchange for the net assets of Newport’s high power laser diodes business and $3.0 million in cash proceeds. The transaction closed on July 4, 2009. Under the agreement, the Company transferred to Newport substantially all of the operating assets used or held for use in its New Focus business. In exchange, the Company received substantially all of the operating assets of Newport’s Tucson, Arizona facility, as well as the intellectual property of the high power laser diodes business.

On December 17, 2009, the Company acquired Xtellus Inc. (“Xtellus”). Pursuant to the terms of the acquisition agreement, Oclaro issued 4.7 million shares of its common stock, a portion of which is being held in escrow for 18 months to support indemnification obligations of the former Xtellus stockholders to Oclaro, which may be payable in cash, or, at the Company’s option, in newly issued shares of its common stock, or a combination of cash and stock. Under the terms of the acquisition agreement, the Company also provides for a value protection guarantee under which former Xtellus stockholders could receive additional consideration subject to both the share price of Oclaro failing to achieve a certain price level at the end of calendar year 2010 and on the Xtellus business achieving certain revenue targets. Subsequent to the merger, Xtellus changed its name to Oclaro (New Jersey), Inc. All references to “Xtellus” in time periods after the merger refer to Oclaro (New Jersey), Inc.

During the year ended July 3, 2010, the Company recorded $2.5 million in legal and other direct merger-related costs in connection with business combinations entered into in fiscal year 2010. These costs are recorded within “Restructuring, merger and related costs” in the consolidated statement of operations.

As of June 27, 2009, the Company had capitalized $0.3 million in legal and other deal-related costs associated with the acquisition of the high-power laser diodes business. Upon adoption of ASC Topic 805, Business Combinations, on June 28, 2009, the Company wrote-off these deferred assets to retained earnings as a cumulative effect of a change in accounting principle.

Merger of Oclaro Inc. and Avanex Corporation

The Company accounted for this acquisition under the purchase method of accounting. For accounting purposes, the fair value of the consideration paid to Avanex stockholders in the merger was $36.2 million; which includes the issuance of $31.8 million in common stock, based on a price of $1.87 per share of Oclaro common stock, which was the weighted-average of the closing market prices of the Company’s common stock for a period beginning two days before and ending two days after January 27, 2009, the day the merger was announced; $0.6 million for the assumption of vested stock options and warrants to purchase Oclaro common stock; and $3.9 million in acquisition-related transaction costs.

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

Sale of the New Focus Business and Acquisition of Newport’s High-Power Laser Diodes Business

The Company’s estimate of the fair value of the assets and liabilities of the New Focus business transferred to Newport is $9.9 million. The carrying value of these assets and liabilities on the Company’s consolidated balance sheet as of July 4, 2009, the date of the exchange, was $8.5 million. In the year ended July 3, 2010, the Company recorded a $1.4 million gain in income from discontinued operations from the sale of the New Focus business.

In accordance with ASC Topic 360, Property, Plant and Equipment, the financial results of the New Focus business have been classified as discontinued operations for all periods presented. The assets and liabilities of the discontinued operation are presented as current assets and current liabilities, separately under the captions “Assets held for sale” and “Liabilities held for sale” in the accompanying consolidated balance sheet at June 27, 2009 and consisted of the following:

	July 3,	June 27,
	2010	2009
	(Thousands)

Assets held for sale:
Accounts receivable, net	$—	$3,556
Inventories	—	5,566
Prepaid expenses and other current assets	—	46
Property and equipment, net	—	1,274

	$—	$10,442

	July 3,	June 27,
	2010	2009
	(Thousands)

Liabilities held for sale:
Accounts payable	$—	$1,197
Accrued expenses and other liabilities	—	831

	$—	$2,028

The following table presents the statements of operations for the discontinued operations of the New Focus business for the periods indicated:

	Year Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Thousands)

Revenues	$—	$24,829	$32,828
Cost of revenues	—	17,113	20,616

Gross profit	—	7,716	12,212
Operating expenses	—	14,106	12,585
Other income (expense), net	1,420	53	194

Income (loss) from discontinued operations before income taxes	1,420	(6,337)	(179)
Income tax provision	—	50	—

Income (loss) from discontinued operations	$1,420	$(6,387)	$(179)

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

Any excess of the fair value of assets acquired and liabilities assumed over the aggregate consideration given for such acquisition results in a gain on bargain purchase. In the year ended July 3, 2010, the Company recorded a gain on bargain purchase of $5.3 million in connection with the acquisition of Newport’s high-power laser diodes business, which is included in “Other income (expense)” in the accompanying consolidated statements of operations. The gain on bargain purchase reflects the completion of the Company’s full valuation of the fair value of assets acquired and liabilities assumed. Adjustments resulting from the completion of the full valuation are presented retrospectively in the Company’s consolidated financial statements as though they had been recorded as of the acquisition date.

Acquisition of Xtellus

The Company accounted for the assets acquired and liabilities assumed from its acquisition of Xtellus using the purchase method of accounting. Under the terms of this acquisition, Oclaro issued 3,693,181 unregistered shares of Oclaro common stock with a fair value of $22.2 million as of the acquisition closing date, December 17, 2009. Of these shares issued, 3,466,204 shares were issued to former Xtellus stockholders and 226,977 shares were issued to certain former debt holders of Xtellus in order to extinguish outstanding Xtellus debt. The fair value of these shares was determined using the Company’s closing price of $6.70 per share of Oclaro common stock as of December 17, 2009, adjusted by a discount of 10.4 percent to reflect the lack of marketability due to the shares being unregistered and subject to restrictions on transfer under Rule 144 of the Securities and Exchange Commission (“SEC”).

The Company is also obligated to pay an additional $7.0 million in consideration to the former Xtellus stockholders after an 18 month escrow period established to secure the indemnification obligations of the Xtellus stockholders under the acquisition agreement. The $7.0 million, less any indemnified obligations which may be assumed by the Company, is payable in cash, or, at the Company’s option, in newly issued shares of its common stock, or a combination of cash and stock. The Company determined the fair value of this obligation to be $6.3 million at the acquisition date, which it recorded as a long-term liability in the consolidated balance sheet as of July 3, 2010. The Company issued 994,318 shares of Oclaro common stock into a third-party escrow account to secure its obligation under the escrow agreement.

The Company also agreed to pay a valuation protection guarantee (“value protection liability”) whereby former stockholders of Xtellus are entitled to receive up to $7.0 million in additional consideration if Oclaro’s common stock trades below certain levels at the end of calendar year 2010 and if revenue from Xtellus products is more than $17.0 million in calendar year 2010. The post-closing consideration, if any, is payable in cash or, at Oclaro’s option, newly issued shares of Oclaro common stock, or a combination of cash and stock. The estimated fair value of this valuation protection liability was $0.9 million at January 2, 2010. This estimate was determined using management estimates of future operating results and a Monte Carlo simulation model to determine the likelihood of achieving certain market conditions. During fiscal year 2010, the Company reassessed the fair value of this liability, determining that its value declined from $0.9 million at January 2, 2010 to nil at July 3, 2010. This $0.9 million change in fair value was recognized as income within “Restructuring, merger and related costs” during the year ended July 3, 2010. Subsequent changes to the fair value of the value protection liability will result in adjustments to the Company’s results of operations in the period of adjustment, up to a potential maximum of $7.0 million.

For accounting purposes, the total fair value consideration given in connection with the acquisition of Xtellus was $29.4 million, consisting of the following:

Total Consideration
(Thousands)

Common shares issued to Xtellus stockholders and debtholders	$22,171
Estimated fair value of escrow liability	6,324
Estimated fair value of value protection guarantee	946

$29,441

This acquisition also provides for an employee retention program under which certain former Xtellus employees will receive up to an aggregate of $5.0 million in a combination of cash (up to a maximum of $1.0 million) and restricted stock awards which are generally subject to time-based vesting over two years and partially subject to the achievement of certain revenue targets during calendar year 2010. The costs of this retention program are considered compensatory and are being recorded in the Company’s results of operations. During fiscal year 2010, the Company recorded $1.0 million in “Restructuring, merger and related costs” in the consolidated statements of operations related to cash payments due under the retention program.

The total consideration given to former stockholders of Xtellus has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. The Company’s preliminary purchase price allocation, based on the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition, is as follows:

Preliminary
Purchase Price
(Thousands)

Cash	$277
Accounts receivable	75
Inventories	1,560
Property and equipment	2,297
Prepaid expenses and other current assets	1,339
Other non-current assets	477
Other intangible assets	7,309
Accounts payable	(1,683)
Accrued expenses and other current liabilities	(1,729)
Other long-term liabilities	(481)

Fair value of net assets acquired	9,441
Goodwill	20,000

Total purchase price	$29,441

During the fourth quarter of fiscal year 2010, the Company continued its fair value assessment of the Xtellus acquisition, which resulted in revised fair value estimates for consideration given and certain assets acquired. Total estimated fair value of the consideration given decreased from $32.7 million at April 3, 2010 to $29.4 million at July 3, 2010. Estimated fair value of goodwill decreased from $25.2 million at April 3, 2010 to $20.0 million at July 3, 2010, and estimated fair value of other intangible assets increased from $5.3 million at April 3, 2010 to $7.3 million at July 3, 2010. The Company intends to finalize its purchase accounting with respect to the Xtellus acquisition by the first quarter of fiscal year 2011. Any adjustments recorded will be retrospectively presented in the Company’s consolidated financial statements as though they had been recorded as of the acquisition date.

Unaudited Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations have been prepared as if the acquisitions of the Newport high-power laser diodes business and Xtellus had occurred as of June 29, 2008, the first day of the Company’s fiscal year 2009:

	Year Ended
	July 3,	June 27,
	2010	2009
	(Thousands — unaudited)

Revenues	$395,523	$245,381
Income (loss) from continuing operations	$5,611	$(37,272)
Net income (loss)	$7,031	$(43,659)
Net income (loss) per share — Basic	$0.17	$(1.60)
Net income (loss) per share — Diluted	$0.16	$(1.60)
Shares used in computing net income (loss) per share — Basic	42,346	27,310
Shares used in computing net income (loss) per share — Diluted	44,286	27,310

This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the merger been consummated as of that time, nor is it intended to be a projection of future results.

Note 4.	Goodwill and Other Intangible Assets

Additions.  In connection with the Company’s acquisition of the Newport high-power laser diodes business on July 4, 2009, the Company recorded $1.8 million in other intangible assets. The acquired other intangible assets from Newport consist of core and current technology assets of $1.1 million with a weighted average life of 6 years, customer relationships of $0.6 million with a weighted average life of 6 years, and contract backlog of $0.1 million with a weighted average life of 1.5 years.

In connection with the Company’s acquisition of Xtellus on December 17, 2009, the Company recorded $20.0 million in goodwill and $7.3 million in other intangible assets. The acquired other intangible assets from Xtellus consist of core and current technology assets of $3.1 million with a weighted average life of 8 years, customer relationships of $1.2 million with a weighted average life of 6 years, patents of $2.8 million with a weighted average life of 11 years and trade names of $0.2 million with a weighted average life of 8 years. These amounts are subject to change upon the finalization of the Company’s purchase accounting for the Xtellus acquisition. During fiscal year 2010, the Company also acquired through an asset purchase $0.7 million in core and current technology with a weighted average life of 6 years.

Impairment Assessments.  During the fiscal year ended June 27, 2009, the Company observed indicators of potential impairment of its goodwill, including the impact of the current general economic downturn on the Company’s future prospects and the continued decline of its market capitalization, which caused the Company to conduct a goodwill impairment analysis. Specifically, indicators emerged within the New Focus reporting unit, which includes the technology acquired in the March 2004 acquisition of Oclaro Photonics, Inc. and is in the Company’s advanced photonics solutions segment, and one other reporting unit in the advanced photonics solutions segment that includes the technology acquired in the March 2006 acquisition of Avalon Photonics AG (the Avalon reporting unit). These indicators led the Company to conclude that an impairment test was required to be performed for goodwill related to these reporting units.

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

In conjunction with its full evaluation of the second step goodwill impairment analysis, the Company also evaluated the fair value of the intangible assets of these two reporting units. Based on this testing, the Company determined that the intangibles of its New Focus reporting unit and its Avalon reporting units were impaired. The Company recorded $1.2 million for the impairment loss related to these intangibles, net of $2.8 million associated with the discontinued operations of the New Focus business, in its statements of operations for the year ended June 27, 2009.

During the fourth quarter of fiscal year ended July 3, 2010, the Company performed its annual impairment assessment of its goodwill and a separate impairment assessment of its other intangible assets, concluding that no impairment existed at the assessment dates.

Amortization.  Amortization of other intangible assets for the years ended July 3, 2010, June 27, 2009 and June 28, 2008, was $1.0 million, $0.5 million and $3.5 million, respectively. Amortization is recorded as an operating expense within the consolidated statements of operations. Estimated future amortization expense of other intangible assets is $1.5 million for fiscal year 2011 and $1.4 million for fiscal years 2012 through 2015.

The following table summarizes the Company’s goodwill by reportable segment:

			Advanced
			Photonics
	Total	Telecom	Solutions
	(Thousands)

Balance at June 30, 2007 and June 28, 2008	$7,881	$—	$7,881
Impairment	(7,881)	—	(7,881)

Balance at June 27, 2009	—	—	—
Addition arising from Xtellus acquisition	20,000	20,000	—

Balance at July 3, 2010	$20,000	$20,000	$—

The following tables summarize the activity related to the Company’s other intangible assets for fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008:

	Balance			Impairment	Translations	Balance
	June 27,			and	and	July 3,
	2009	Additions	Disposals	Amortization	Adjustments	2010
	(Thousands)

Supply agreements	$3,253	$—	$—	$—	$(197)	$3,056
Customer relationships	719	1,760	(719)	—	—	1,760
Customer databases	135	—	(135)	—	—	—
Core and current technology	6,650	4,921	(6,650)	—	(12)	4,909
Patent portfolio	1,385	2,780	(1,385)	—	—	2,780
Backlog	—	110	—	—	—	110
Tradename	—	200	—	—	—	200

	12,142	9,771	(8,889)	—	(209)	12,815
Less accumulated amortization	(10,191)	—	8,889	(951)	48	(2,205)

Intangibles, net	$1,951	$9,771	$—	$(951)	$(161)	$10,610

	Balance			Impairment	Translations	Balance
	June 28,			and	and	June 27,
	2008	Additions	Disposals	Amortization	Adjustments	2009
	(Thousands)

Supply agreements	$4,026	$—	$—	$—	$(773)	$3,253
Customer relationships	1,168	—	—	(300)	(149)	719
Customer databases	135	—	—	—	—	135
Core and current technology	12,654	—	(2,734)	(2,925)	(345)	6,650
Patent portfolio	2,216	—	—	(809)	(22)	1,385

	20,199	—	(2,734)	(4,034)	(1,289)	12,142
Less accumulated amortization	(12,370)	—	2,734	(1,229)	674	(10,191)

Intangibles, net	$7,829	$—	$—	$(5,263)	$(615)	$1,951

	Balance			Impairment	Translations	Balance
	June 30,			and	and	June 28,
	2007	Additions	Disposals	Amortization	Adjustments	2008
	(Thousands)

Supply agreements	$4,213	$—	$—	$—	$(187)	$4,026
Customer relationships	1,059	—	—	—	109	1,168
Customer databases	132	—	—	—	3	135
Core and current technology	35,155	385	(22,762)		(124)	12,654
Patent portfolio	19,446	—	(17,208)	—	(22)	2,216
Customer contracts	3,695	—	(3,695)	—	—	—

	63,700	385	(43,665)	—	(221)	20,199
Less accumulated amortization	(51,934)	(4,639)	43,665	—	538	(12,370)

Intangibles, net	$11,766	$(4,254)	$—	$—	$317	$7,829

Note 5.	Restructuring Liabilities

Fiscal Year 2008.  In connection with earlier plans of restructuring, during fiscal year 2008 the Company accrued approximately $1.1 million in additional expenses for revised estimates related to lease cancellations and commitments, primarily due to changing sub-lease assumptions regarding previously exited buildings, and approximately $2.3 million for additional employee severance costs. The additional lease costs are associated with the advanced photonics solutions segment. The additional employee costs are primarily related to the telecom segment. The Company continued to make scheduled payments during fiscal year 2008, reducing the related lease cancellation and commitment liabilities.

Fiscal Year 2009.  In connection with earlier plans of restructuring, during fiscal year 2009 the Company accrued approximately $1.7 million in additional expenses for revised estimates of the cash flows for lease cancellations and commitments, and approximately $0.6 million for additional employee separation charges, and continued to make scheduled payments during fiscal year 2009, reducing the related lease liabilities and employee severance and retention obligations. The additional lease costs are associated with the advanced photonics solutions segment.

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

Fiscal Year 2010.  In connection with earlier cost reduction and restructuring plans, the Company accrued $0.4 million in additional expenses, net of adjustments, for revised estimates related to lease cancellations and commitments and $2.2 million in additional employee separation costs. During fiscal year 2010, the Company initiated a new restructuring plan resulting from its acquisition of Newport’s high-power laser diodes business. This plan involved the transfer of Newport’s high-power laser diodes manufacturing operations from Tucson, Arizona to the Company’s European manufacturing facilities. The Company incurred $0.5 million in restructuring accruals for employee separation charges under the Newport plan. During fiscal year 2010, the Company also wrote-down $0.8 million in inventory, net of adjustments, which became impaired through the integration of its wavelength selective switch (“WSS”) product lines.

For all periods presented, separation payments under the restructuring and cost reduction efforts were accrued and charged to restructuring in the period that the amounts were both determined and communicated to the affected employees. Remaining net lease cancellation and commitment obligations as of July 3, 2010 are included in the disclosures in Note 8, Commitments and Contingencies.

The following tables summarize the activity related to the Company’s restructuring liability for the years ended July 3, 2010, June 27, 2009 and June 28, 2008. Accrued restructuring costs related to previous restructuring activities of the New Focus business were not sold to Newport in the July 4, 2009 exchange of assets, and are therefore included at the corresponding balance sheet dates in the tables below. The related amounts charged to restructuring and severance charges are included in “Income (loss) from discontinued operations” in the accompanying consolidated statements of operations.

	Accrued	Amounts			Accrued
	Restructuring	Charged to	Amounts		Restructuring
	Costs at	Restructuring	Paid or		Costs at
	June 27, 2009	Costs	Written-off	Adjustments	July 3, 2010
	(Thousands)

Lease cancellations and commitments and other charges	$8,320	$1,694	$(5,422)	$(485)	$4,107
Termination payments to employees and related costs	4,719	2,706	(7,254)	60	231

Total accrued restructuring charges	13,039	$4,400	$(12,676)	$(425)	4,338

Less non-current accrued restructuring charges	(3,554)				—

Accrued restructuring charges included within accrued expenses and other liabilities	$9,485				$4,338

	Accrued	Amounts			Accrued
	Restructuring	Charged to	Amounts		Restructuring
	Costs at	Restructuring	Paid or		Costs at
	June 28, 2008	Costs	Written-off	Adjustments	June 27, 2009
	(Thousands)

Lease cancellations and commitments	$2,074	$2,027	$(1,966)	$6,185	$8,320
Termination payments to employees and related costs	754	5,693	(1,682)	(46)	4,719

Total accrued restructuring charges	2,828	$7,720	$(3,648)	$6,139	13,039

Less non-current accrued restructuring charges	(1,108)				(3,554)

Accrued restructuring charges included within accrued expenses and other liabilities	$1,720				$9,485

	Accrued	Amounts			Accrued
	Restructuring	Charged to	Amounts		Restructuring
	Costs at	Restructuring	Paid or		Costs at
	June 30, 2007	Costs	Written-off	Adjustments	June 28, 2008
	(Thousands)

Lease cancellations and commitments	$3,845	$1,141	$(2,904)	$(8)	$2,074
Asset impairment	—	35	(35)	—	—
Termination payments to employees and related costs	546	2,350	(2,141)	(1)	754

Total accrued restructuring charges	4,391	$3,526	$(5,080)	$(9)	2,828

Less non-current accrued restructuring charges	(1,678)				(1,108)

Accrued restructuring charges included within accrued expenses and other liabilities	$2,713				$1,720

Note 6.	Credit Agreement

On August 2, 2006, the Company entered into a $25.0 million senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders. On April 27, 2009, the Company, with Oclaro Technology Ltd (formerly Oclaro Technology plc), Oclaro Photonics, Inc. and Oclaro Technology, Inc., each a wholly-owned subsidiary, collectively the Borrowers, entered into an amendment to its existing credit agreement (the “Amended Credit Agreement”) with Wells Fargo Capital Finance, Inc. and other lenders regarding the $25.0 million senior secured revolving credit facility, extending the term to August 1, 2012. Under the Amended Credit Agreement, advances are available based on 80 percent of “qualified accounts receivable,” as defined in the Amended Credit Agreement.

The obligations of the Borrowers under the Amended Credit Agreement are guaranteed by the Company, Oclaro (North America), Inc., Oclaro (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., each also a wholly-owned subsidiary, (which are referred to collectively as the Guarantors and together with the Borrowers, as the Obligors), and are secured pursuant to a security agreement, or the Security Agreement, by the assets of the Obligors, including a pledge of the capital stock holdings of the Obligors in some of their direct subsidiaries.

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

As of July 3, 2010 and June 27, 2009, there were no amounts outstanding under the facility. At July 3, 2010 and June 27, 2009, there were $2.0 million and $0.3 million, respectively, in outstanding standby letters of credit with vendors secured under this credit agreement. The outstanding standby letter of credit for $2.0 million expires in August 2010.

Note 7.	Post-Retirement Benefits

401(k) Plan

In the U.S., the Company sponsors a 401(k) plan that allows voluntary contributions by eligible employees, who may elect to contribute up to the maximum allowed under the U.S. Internal Revenue Service regulations. The Company generally makes 25 percent matching contributions (up to a maximum of $2,000 per eligible employee per year) and it recorded related expenses of $0.7 million, $0.4 million and $0.5 million in the fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008, respectively.

Defined Contribution Plan

The Company contributes to a U.K. based defined contribution pension scheme for employees. Contributions under this plan and the related expenses were $1.1 million, $1.1 million and $1.6 million in the fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008, respectively.

Switzerland Defined Benefit Plan

The Company has a pension plan covering employees of its Swiss subsidiary (the “Swiss plan”) which has historically not been recorded in the financial statements because the amounts were immaterial. Due to the increased significance of the Company’s Swiss pension plan in fiscal year 2010, the Company concluded that as of July 3, 2010 its Swiss pension plan should be recorded as a defined benefit plan. As a result, the Company increased other non-current liabilities by $1.5 million and other non-current assets by $0.3 million, and decreased accumulated other comprehensive income by $1.2 million, net of tax, to reflect the underfunded pension liability.

Employer and employee contributions are made to the Swiss plan based on various percentages of salary and wages that vary according to employee age and other factors. Employer contributions to the Swiss plan in fiscal years 2009 and 2010 were $1.6 million in each year. Employer contributions to the Swiss plan in fiscal year 2011 are estimated to be approximately $1.7 million.

The funded status of the Swiss plan at July 3, 2010 and June 27, 2009 was as follows:

	Year Ended
	July 3,	June 27,
	2010	2009
	(Thousands)

Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$19,664	$18,500
Service cost	1,523	1,339
Interest cost	690	607
Participant contributions	801	783
Benefits paid	(933)	(142)
Actuarial gain on obligation	(536)	(336)
Currency translation adjustment	523	(1,087)

Projected benefit obligation, end of period	$21,732	$19,664

	Year Ended
	July 3,	June 27,
	2010	2009
	(Thousands)

Change in plan assets:
Plan assets at fair value, beginning of period	$18,610	$17,828
Actual return on plan assets	(334)	(377)
Employer contributions	1,624	1,567
Participant contributions	801	782
Benefits paid	(934)	(142)
Currency translation adjustment	496	(1,048)

Plan assets at fair value, end of period	$20,263	$18,610

Amounts recognized in consolidated balance sheets:
Other non-current assets:
Deferred tax asset	$316	$—
Other non-current liabilities:
Underfunded pension liability	$1,469	$—
Amounts recognized in accumulated other comprehensive income (loss), net of tax:
Underfunded pension liability	$1,153	$—
Accumulated benefit obligation, end of period	$18,113	$16,390

Net periodic pension cost associated with the Swiss Plan in the years ended July 3, 2010 and June 27, 2009 include the following components:

	Year Ended
	July 3,	June 27,
	2010	2009
	(Thousands)

Service cost	$1,523	$1,339
Interest cost	690	607
Expected return on plan assets	(794)	(714)

Net periodic pension cost	$1,419	$1,232

The projected and accumulated benefit obligations for the Swiss plan were calculated as of July 3, 2010 and June 27, 2009 using the following assumptions:

	Year Ended
	July 3,	June 27,
	2010	2009

Discount rate	3.0%	3.5%
Salary increase rate	2.0%	2.0%
Expected return on plan assets	4.0%	4.0%
Expected average remaining working life (in years)	13.7	14.3

The discount rate is based on assumed pension benefit maturity and estimates developed using the rate of return and yield curves for high quality Swiss corporate and government bonds. The 2.0 percent salary increase rate is based on the Company’s best assessment for on-going increases over time. The 4.0 percent expected long term rate of return on plan assets is based on the expected asset allocation and taking into consideration historical long-term rates of return for the relevant asset categories.

The Swiss plan is legally separate from the Company, as are the assets of the plan. As of July 3, 2010 and June 27, 2009, the Swiss plan’s asset allocation was as follows:

	July 3,	June 27,
	2010	2009

Fixed income investments	24.0%	21.0%
Equity investments	48.0%	55.0%
Real estate	11.0%	14.0%
Cash	15.0%	7.0%
Alternative investments	2.0%	3.0%

	100.0%	100.0%

In accordance with ASC Topic 820, the Swiss plan assets are measured at fair value and are classified into one of three distinct class levels, as defined in Note 2, Fair Value. The Swiss plan assets are comprised of Level 1 assets, which include cash, equity investments and fixed income investments, and Level 3 assets, which include real estate and alternative investments. The investment strategy of the Swiss plan’s pension committee is to achieve a consistent long-term return which will provide sufficient funding for future pension obligations while limiting risk. The investment strategy is reviewed regularly.

None of the $1.2 million balance in accumulated other comprehensive income at July 3, 2010 is expected to be amortized into net periodic benefit income in fiscal year 2011. Estimated future benefit payments from the Swiss plan are $0.5 million in fiscal year 2011, $0.7 million in fiscal year 2012, $1.0 million in fiscal year 2013, $0.6 million in fiscal year 2014, $1.1 million in fiscal year 2015 and $8.0 million in the following five years.

Note 8.	Commitments and Contingencies

Guarantees

The Company accounts for its guarantees in accordance with the provisions of ASC Topic 460, Guarantees.

The Company indemnifies its directors and certain employees as permitted by law, and has entered into indemnification agreements with its directors and certain senior officers. The Company has not recorded a liability associated with these indemnification arrangements as the Company historically has not incurred any material costs associated with such indemnification arrangements. Costs associated with such indemnification arrangements may be mitigated, in whole or only in part, by insurance coverage that the Company maintains.

The Company also has indemnification clauses in various contracts that it enters into in the normal course of business, such as those issued by its banks in favor of several of its suppliers. Additionally, the Company from time-to-time, in the normal course of business, indemnifies certain customers with whom it enters into contractual relationships. The Company has agreed to hold the other party harmless against third party claims that the Company’s products, when used for their intended purposes, infringe the intellectual property rights of such third parties. The Company has not historically paid out any material amounts related to these indemnification obligations, therefore no accrual has been made for these indemnification obligations.

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

The following table summarizes movements in the warranty accrual for the periods indicated:

	Year Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Thousands)

Warranty provision — beginning of period	$2,228	$2,598	$2,569
Warranties assumed in acquisition	261	250	—
Warranties issued	3,516	2,811	2,290
Warranties utilized or expired	(3,426)	(3,000)	(2,299)
Currency translation adjustment	(142)	(431)	38

Warranty provision — end of period	$2,437	$2,228	$2,598

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

The lawsuit against New Focus is coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases, as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS), including actions against Bookham Technology plc, now known as Oclaro Technology Ltd (Bookham Technology) and Avanex Corporation, now known as Oclaro (North America), Inc. (Avanex), and certain of each entity’s respective officers and directors, and certain of the underwriters of their public offerings. In October 2002, the claims against the directors and officers of New Focus, Bookham Technology and Avanex were dismissed, without prejudice, subject to the directors’ and officers’ execution of tolling agreements.

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

On February 13, 2009, Bijan Badihian filed a complaint against Avanex Corporation, its then-CEO Giovanni Barbarossa, then interim CFO Mark Weinswig and an administrative assistant (who has since been dismissed from the action), in the Superior Court for the State of California, Los Angeles County. On June 8, 2009, after defendants filed a demurrer, plaintiff filed a First Amended Complaint adding as defendants Oclaro, Inc. as successor to Avanex, and Paul Smith, who was Chairman of the Avanex Board of Directors. On April 28, 2010 Badihian filed a Second Amended Complaint, which names Avanex, Oclaro (as successor in interest), Greg Dougherty, Joel Smith III, Paul Smith, Barbarossa, and Weinswig. Messrs. Barbarossa, Dougherty and Smith III are current members of Oclaro’s Board of Directors. The Second Amended Complaint alleges that defendants failed to disclose material facts regarding Avanex’s operational performance and future prospects, or engaged in conduct which negatively impacted those future prospects. The Second Amended Complaint alleges causes of action for (1) breach of fiduciary duty; (2) intentional misrepresentation; (3) negligent misrepresentation; (4) concealment; (5) constructive fraud; (6) intentional infliction of emotional distress; and (7) negligent infliction of emotional distress. The Second Amended Complaint seeks at least $5 million in compensatory damages plus prejudgment interest, unspecified damages for emotional distress, punitive damages, and costs. On August 6, 2010, the parties entered into a confidential settlement agreement providing for the dismissal of the litigation with prejudice. Consistent with the terms of the settlement agreement, the Defendants deny any wrongdoing as alleged by the Plaintiff.

On May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. QinetiQ’s original complaint alleged infringement of United States Patent Nos. 5,410,625 and 5,428,698, and sought a permanent injunction, money damages, costs, and attorneys’ fees. Oclaro filed an answer to the complaint and stated counterclaims against QinetiQ for judgments that the patents-in-suit are invalid and unenforceable. Additionally, Oclaro filed a motion to transfer venue to the Northern District of California, which was granted on December 18, 2009. After transfer, the litigation was assigned Civil Action No. 4:10-cv-00080-SBA by the Northern District Court. On June 21, 2010, QinetiQ amended its complaint to allege infringement of a third patent, U.S. Patent No. 5,379,354. Oclaro answered QinetiQ’s amended complaint and asserted fraud counterclaims against QinetiQ. A trial in this matter has not yet been set. Oclaro believes the claims asserted against it by QinetiQ are without merit and will continue to defend itself vigorously.

Sale-Leaseback

On March 10, 2006, the Company’s Oclaro Technology Ltd subsidiary entered into multiple agreements with a subsidiary of Scarborough Development (Scarborough) for the sale and leaseback of the land and buildings located at its Caswell, U.K., manufacturing site. The sale transaction, which closed on March 30, 2006, resulted in immediate proceeds to Oclaro Technology Ltd of £13.75 million (approximately U.S. $24 million on the date of the transaction). Under these agreements, Oclaro Technology Ltd leases back the Caswell site for an initial term of 20 years, with options to renew the lease term for 5 years following the initial term and for rolling 2-year terms thereafter. Based on the exchange rate of $1.5027 as of July 2, 2010, annual rent of £1.1 million during the first 5 years of the lease is approximately $1.7 million per year; annual rent of £1.2 million during the next 5 years of the lease is approximately $1.9 million per year; annual rent of £1.4 million during the next 5 years of the lease is approximately $2.1 million per year; and £1.6 million during the next 5 years of the lease is approximately $2.4 million per year. Rent during the optional renewal terms will be determined according to the then market rent for the site. The obligations of Oclaro Technology Ltd under these agreements are guaranteed by the Company. In addition, Scarborough, Oclaro Technology Ltd and the Company entered into a pre-emption agreement with the buyer under which Oclaro Technology Ltd, within the next 20 years, has a right to purchase the Caswell site in whole or in part on terms acceptable to Scarborough if Scarborough agrees to terms with or receives an offer from a third party to purchase the Caswell facility. In accordance with ASC Topic 840, Leases, the Company deferred a related gain of $20.4 million, which is being amortized ratably against rent expense over the initial 20-year term of the lease. As of July 3, 2010, the unamortized balance of this deferred gain is $13.8 million.

At the inception of the Caswell lease, the Company determined the total minimum lease payments which were to be paid over the lease term, and it is recognizing the effects of scheduled rent increases, which are included in the total minimum lease payments, on a straight-line basis over the lease term, as required by ASC Topic 840.

Operating Leases

The Company leases certain facilities under non-cancelable operating lease agreements that expire at various dates through 2026. The Company’s future fiscal year minimum lease payments under non-cancelable operating leases and related sublease income, including the sale-leaseback of the Caswell facility and $1.9 million related to unoccupied facilities as a result of the Company’s restructuring activities, are as follows:

	Operating Lease	Sublease
	Payments	Income
	(Thousands)

Fiscal Year:
2011	$7,549	$(160)
2012	4,437	(9)
2013	2,525	(6)
2014	2,398	(6)
2015	2,299	(2)
Thereafter	24,990	—

	$44,198	$(183)

Rent expense for these leases was $9.1 million, $6.8 million and $5.9 million during the fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008, respectively.

Note 9.	Stockholders’ Equity

Common Stock

On May 12, 2010, the Company completed a public offering of 6,900,000 shares of our common stock pursuant to a shelf registration statement that was previously filed and declared effective by the Securities and Exchange Commission. The Company received net proceeds of approximately $77.1 million from the offering after deducting underwriting discounts and commissions and estimated offering expenses.

On April 14, 2010, the Company announced that its board of directors had approved a 1-for-5 reverse split of its common stock, pursuant to previously obtained stockholder authorization. This reverse stock split, which became effective at 6:00 p.m., Eastern Time, on April 29, 2010, reduced the number of shares of its common stock issued and outstanding from approximately 212 million to approximately 42 million and reduced the number of authorized shares of its common stock from 450 million to 90 million.

On December 17, 2009, in connection with the acquisition of Xtellus, the Company issued 3,693,181 shares of its common stock to the former shareholders and debt holders of Xtellus, and issued 994,318 shares of its common stock into a third-party escrow account to secure its obligations under an 18 month escrow agreement entered into in connection with the acquisition.

On April 27, 2009, in connection with the merger of Avanex and Oclaro, the Company issued approximately 17,030,400 shares of its common stock for all of the outstanding shares of common stock of Avanex.

On April 27, 2009, the Company amended its restated certificate of incorporation to increase the number of authorized shares of common stock from 35,000,000 to 90,000,000 shares.

On November 13, 2007, the Company completed a public offering of 3,200,000 shares of its common stock at a price to the public of $13.75 per share that generated $40.8 million of cash, net of underwriting commissions and offering expenses.

Warrants

The following table summarizes activity relating to warrants to purchase the Company’s common stock:

		Weighted-
	Warrants	Average
	Outstanding	Exercise Price
	(Thousands)

Balance at June 30, 2007	2,017	$21.25
Expired	(1)	200.00

Balance at June 28, 2008	2,016	21.20
Assumed April 27, 2009 in acquisition	531	37.15

Balance at June 27, 2009	2,547	24.55
Expired on December 20, 2009	(400)	30.00
Expired on March 8, 2010	(531)	37.15

Balance at July 3, 2010	1,616	18.78

On April 27, 2009, in connection with the merger of Avanex and Oclaro, the Company issued approximately 531,000 replacement warrants to existing Avanex warrant holders as of April 27, 2009. These warrants were exercisable during the period beginning on April 28, 2009 through March 8, 2010, at an exercise price of $37.15 per share. All of these warrants expired on March 8, 2010.

On March 22, 2007, the Company entered into a private placement agreement which included warrants to purchase up to 818,417 shares of common stock with certain institutional accredited investors. The warrants have a five year term and are exercisable beginning on September 23, 2007. As of July 3, 2010, the exercise price was $13.48 per share, which is subject to adjustment based on a weighted average anti-dilution formula if the Company effects certain equity issuances in the future for consideration per share that is less than the then current exercise price per share of such warrants.

On August 31, 2006, the Company entered into a private placement agreement which included issuance of warrants to purchase up to 434,804 shares of common stock. On September 19, 2006, through a second closing of this private placement, the Company issued additional warrants to purchase up to 144,935 shares of common stock. The warrants are exercisable during the period beginning on March 2, 2007 through September 1, 2011, at an exercise price of $20.00 per share.

In fiscal year 2006, the Company issued warrants to investors to purchase 80,004 shares of common stock in connection with the conversion of the Company’s 7.0 percent senior unsecured convertible debentures issued in December 2004. The warrants are exercisable from July 13, 2006 to January 13, 2011 at an exercise price per share of $35.00.

On January 13, 2006, the Company issued warrants to purchase 137,202 shares of common stock to certain accredited institutional investors in connection with their purchase and subsequent retirement of other debt obligations. The warrants are exercisable from July 13, 2006 to January 13, 2011 at an exercise price per share of $35.00.

On December 20, 2004, in connection with the sale of debentures, the Company provided holders thereof warrants to purchase up to an aggregate of 400,393 shares of common stock, exercisable during the five years from the date of grant, at an initial exercise price of $30.00 per share. These warrants were exercisable from December 20, 2004 to December 20, 2009. All of these warrants expired on December 20, 2009.

During fiscal year 2003, the Company assumed warrants to purchase 976 shares of common stock as part of the terms of its acquisition of Ignis Optics. The warrants have an exercise price of $200.00 per share, and began expiring in fiscal year 2008.

Preferred Stock

The Company’s restated certificate of incorporation authorizes it to issue up to 1,000,000 shares of preferred stock with designations, rights and preferences determined from time-to-time by the board of directors. To date, the Company has not issued any preferred stock.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

	July 3,	June 27,
	2010	2009
	(Thousands)

Unrealized gain (loss) on currency instruments designated as cash flow hedges	$49	$(545)
Currency translation adjustments	28,011	31,443
Adoption of ASC 715, net of tax benefits	(1,153)	—
Unrealized gain on short-term investments	—	7

	$26,907	$30,905

Note 10.	Employee Stock Plans

Under the Company’s Amended and Restated 2004 Stock Incentive Plan there are approximately 1.1 million shares available for grant as of July 3, 2010. The Company generally grants stock options that vest over a two to four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by the Company’s Board of Directors.

On November 2, 2009, the Company filed a “Tender Offer Statement” on Schedule TO with the SEC, related to an offer by the Company to certain of its employees to exchange some or all of their outstanding options to purchase the Company’s common stock for fewer replacement stock options with exercise prices equal to $6.80 per share, which was the closing price per share of the Company’s common stock on December 2, 2009, the date of grant and the last day of the tender offer (“the Offer”). A stock option was eligible for exchange in the Offer if: (i) it had an exercise price of at least $10.00 per share; (ii) it was granted at least 12 months prior to the commencement of the Offer; (iii) it was held by an employee who was eligible to participate in the Offer and (iv) it remained outstanding (i.e., unexpired and unexercised) as of the date of grant of the replacement options (“Eligible Options”). The Company made the Offer to all of the U.S. and international employees of the Company and its subsidiaries who held Eligible Options (“Eligible Employees”), except for (i) members of the Company’s Board of Directors and (ii) the Company’s named executive officers. As of December 2, 2009, when the Offer expired, Eligible Employees surrendered approximately 0.8 million Eligible Options with a weighted-average exercise price of $37.55 per share in exchange for approximately 0.4 million replacement stock options with an exercise price of $6.80 per share.

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

During fiscal year 2010, the Company reduced its shares available for grant by 0.7 million shares, of which 0.6 million shares available for grant were cancelled in connection with the Offer and 0.1 million shares available for grant were cancelled upon the expiration of the Avanex Corporation 1998 Stock Plan in December 2009.

The following table summarizes the combined activity under all of the Company’s equity incentive plans for the three-year period ended July 3, 2010:

	Awards	Stock	Weighted-	Restricted Stock	Weighted-
	Available	Options	Average	Awards / Units	Average Grant
	for Grant	Outstanding	Exercise Price	Outstanding	Date Fair Value
	(Thousands)	(Thousands)		(Thousands)

Balances at June 30, 2007	449	1,286	$45.80	311	$15.45
Authorized January 25, 2008	2,000	—	—	—	—
Granted	(590)	350	10.65	240	11.85
Exercised or released	—	—	—	(213)	12.05
Cancelled, forfeited or expired	60	(271)	33.20	(37)	15.35

Balances at June 28, 2008	1,919	1,365	29.35	301	15.00
Assumed in acquisition	1,510	979	29.95	391	2.80
Granted	(1,149)	1,149	5.60	—	—
Exercised or released	—	(3)	1.50	(215)	13.30
Cancelled or forfeited	281	(254)	24.40	(46)	20.55

Balances at June 27, 2009	2,561	3,236	21.00	431	4.15
Granted	(1,614)	1,044	4.84	570	6.80
Granted in connection with tender offer	(354)	354	6.80	—	—
Exercised or released	—	(71)	3.98	(222)	4.05
Cancelled or forfeited	536	(600)	20.77	(76)	3.35
Cancelled in connection with tender offer	704	(777)	37.55	—	—
Reduction in available for grant	(744)	—	—	—	—

Balances at July 3, 2010	1,089	3,186	8.78	703	6.42

Supplemental disclosure information about the Company’s stock options outstanding as of July 3, 2010 was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(Thousands)		(Years)	(Thousands)

Options exercisable at July 3, 2010	1,054	$15.88	6.5	$4,033
Options outstanding at July 3, 2010	3,186	8.78	7.8	16,047

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $10.80 as of July 2, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.7 million shares of common stock subject to in-the-money options which were exercisable as of July 3, 2010. The Company settles employee stock option exercises with newly issued shares of common stock.

Note 11.	Stock-based Compensation

The Company accounts for stock-based compensation under ASC Topic 718, which requires companies to recognize in their statement of operations all share-based payments, including grants of stock options, based on the grant date fair value of such share-based awards. The application of ASC Topic 718 requires the Company’s management to make judgments in the determination of inputs into the Black-Scholes-Merton stock option pricing model which the Company uses to determine the grant date fair value of stock options it grants. This model requires assumptions to be made related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. While the risk-free interest rate is a less subjective assumption, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment, which makes them critical accounting estimates.

The Company has not issued and does not anticipate issuing dividends to stockholders and accordingly uses a zero percent dividend yield assumption for all Black-Scholes-Merton stock option pricing calculations. The Company uses an expected stock-price volatility assumption that is based on historical realized volatility of the underlying common stock during a period of time. With regard to the weighted-average option life assumption, the Company evaluates the exercise behavior of past grants and comparison to industry peer companies as a basis to predict future activity.

The assumptions used to value stock option grants for the fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008 are as follows:

	Year Ended
	July 3,	June 27,	June 28,
	2010	2009	2008

Expected life	4.5 years	4.5 years	4.5 years
Risk-free interest rate	2.2%	2.4%	3.6%
Volatility	98.6%	83.5%	75.0%
Dividend yield	—	—	—

The amounts included in cost of revenues, operating expenses and income (loss) from discontinued operations for stock-based compensation expenses for the fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008 were as follows:

	Year Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Thousands)

Stock-based compensation by category of expense:
Cost of revenues	$1,110	$1,168	$2,130
Research and development	1,090	888	1,939
Selling, general and administrative	2,232	2,016	4,266
Income (loss) from discontinued operations	—	364	477

	$4,432	$4,436	$8,812

Stock-based compensation by type of award:
Stock options	$2,865	$3,477	$3,927
Restricted stock awards	1,646	787	4,671
Inventory adjustment to cost of revenues	(79)	172	214

	$4,432	$4,436	$8,812

As of July 3, 2010 and June 27, 2009, the Company had capitalized $0.2 million of stock-based compensation as inventory.

Note 12.	Income Taxes

For financial reporting purposes, the Company’s income (loss) from continuing operations before income taxes includes the following:

	Year Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Thousands)

Domestic	$(6,211)	$(18,064)	$(7,086)
Foreign	18,100	(6,306)	(16,170)

	$11,889	$(24,370)	$(23,256)

The components of the income tax provision are as follows:

	Year Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Thousands)

Current:
Domestic	$61	$—	$—
Foreign	2,175	1,399	5
Deferred:
Foreign	(1,308)	—	—

	$928	$1,399	$5

Reconciliations of the income tax provision at the statutory rate to the Company’s income tax provision are as follows:

	Year Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Thousands)

Tax expense (benefit) at U.S. federal statutory rate	$4,043	$(8,286)	$(7,907)
Tax expense (benefit) at state statutory rate	189	(592)	(769)
Permanent adjustments	(1,466)	3,278	(3,010)
Foreign rate differential	(2,152)	(427)	6,033
Change in valuation allowance	240	7,034	5,638
Other	74	392	20

Provision for income taxes	$928	$1,399	$5

During the year ended July 3, 2010, the Company recorded income tax expense of approximately $0.9 million. This included $2.2 million in expense related to its foreign operations, which was partially offset by a $1.3 million reduction in the Company’s valuation allowance against its deferred tax assets that will more likely than not be realized. The primary differences between the effective tax rate and the U.S. federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, benefited and unbenefited foreign and domestic tax attributes, and the release of valuation allowance on certain foreign deferred tax assets due to certainty around future profitability in relation to an established transfer pricing regime.

During fiscal years 2009 and 2008, the Company recorded a tax expense of approximately $1.4 million and $5,000, respectively, due to its foreign operations. The primary differences between the effective tax rate and the U.S. federal statutory tax rate relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate and both benefited and unbenefited foreign and domestic tax attributes.

The Company has not provided for U.S. federal and state income taxes on non-U.S. subsidiaries’ undistributed earnings as of July 3, 2010, because such earnings are intended to be reinvested in the operations of its international subsidiaries indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to applicable U.S. federal and state income taxes.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	July 3,	June 27,
	2010	2009
	(Thousands)

Deferred tax assets:
Net operating loss carryforwards	$176,738	$192,693
Depreciation and capital losses	64,230	70,011
Capitalized research and development	6,602	618
Tax credit carryforwards	5,882	6,587
Accruals and reserves	5,241	5,070
Stock compensation	2,432	2,072
Other asset impairments	1,678	1,551
Foreign pension plan	316	—
Inventory valuation	333	4,534

Gross deferred tax assets	263,452	283,136
Valuation allowance	(251,447)	(275,294)

Deferred tax assets	12,005	7,842

Deferred tax liabilities:
Acquired intangibles	(2,539)	—
Other deferred liabilities	(7,842)	(7,842)

Deferred tax liabilities	(10,381)	(7,842)

Total net deferred tax assets	$1,624	$—

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In evaluating its ability to recover its deferred tax assets, the Company considers all available positive and negative evidence including its past operating results, the existence of cumulative losses and its forecast of future taxable income. In determining future taxable income, the Company is responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

In the fourth quarter of fiscal year 2010, the Company determined that it is more-likely-than-not that it will utilize net operating losses in one of its foreign jurisdictions due to current earnings and projections of future profitability. Accordingly, the Company released a previously recorded valuation allowance of $1.3 million and recognized $0.3 million related to a foreign pension plan resulting in $1.6 million in net recognized deferred tax assets. The $1.3 million represents the entire remaining deferred tax asset related to the accumulated net operating losses of that foreign jurisdiction and additionally, the $0.3 million meets the more-likely-than not criteria for recognition and thus, does not require a valuation allowance. Due to the uncertainty surrounding the realization of the tax attributes in other jurisdictions, the Company has recorded full a valuation allowance against our remaining foreign and domestic deferred tax assets as of July 3, 2010 and recorded a full valuation allowance against our total net deferred tax assets at June 27, 2009. The valuation allowance decreased approximately $23.8 million from June 27, 2009 to July 3, 2010.

As of July 3, 2010, the Company had foreign net operating loss carry forwards of approximately $471.2 million, $24.7 million, $0.3 million and $2.3 million in the United Kingdom, Switzerland, Canada, and France, respectively. The United Kingdom and France net operating losses do not expire, the Swiss net operating loss will expire at various times from 2011 through 2017 if unused, and the Canada net operating loss will expire at various times from 2028 through 2030. The Company also has U.S. federal and California net operating losses of approximately $106.6 million and $41.8, million respectively, which will expire in various years from 2013 through 2030 if unused.

As of July 3, 2010, the Company has U.S. federal, California and foreign research and development credits of approximately $0.3 million, $4.6 million and $1.6 million, respectively. The U.S. federal credit will expire from 2015 through 2030. The California credit may be carried forward indefinitely and the foreign credit will expire at various times from 2027 through 2030 if unused.

Utilization of net operating loss carryforwards and credit carryforwards are subject to annual limitations due to ownership changes as provided in the Internal Revenue Code of 1986, as amended, as well as similar state and foreign tax laws. This annual limitation may result in the expiration of a significant portion of the net operating loss carryforwards and tax credits before utilization.

The Company’s total amount of unrecognized tax benefits as of July 3, 2010 was approximately $8.4 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.5 million as of July 3, 2010. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not expect that changes to our unrecognized tax benefits will be significant in the next twelve months.

A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, net of interest and penalties, for fiscal year ended July 3, 2010 and June 27, 2009 is as follows:

	Year Ended
	July 3,	June 27,
	2010	2009
	(Thousands)

Balance at beginning of period	$2,451	$92,280
Additions for tax positions related to the current year	598	439
Reductions related to discontinued operations of the New Focus business	—	(41,001)
Additions for tax positions related to prior years	5,348	—
Reductions for tax positions related to prior years	—	(49,267)

Balance at end of period	$8,397	$2,451

Upon the adoption of FIN No. 48 (provisions of which were subsequently incorporated into ASC Topic 740), the Company’s policy to include interest and penalties related to unrecognized tax benefits within the Company’s income tax provision did not change. As of July 3, 2010 and June 27, 2009, the Company has accrued approximately $18,000 and nil for payment of interest and penalties related to unrecognized tax benefits, respectively.

The Company files U.S. federal, U.S. state, and foreign tax returns and has determined its major tax jurisdictions are the United States, the United Kingdom, Italy, France, Switzerland, and China. Certain jurisdictions remain open to examination by the appropriate governmental agencies; U.S. federal, Italy, France, and China tax years 2005 to 2009, various U.S. states tax years 2004 to 2009, and the United Kingdom tax years 2003 to 2009. The Company is currently under audit in both France and Canada.

Note 13.	Net Income (loss) Per Share

The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Thousands, except per share amounts)

Net income (loss)	$12,381	$(32,156)	$(23,440)

Weighted average shares — basic	40,322	22,969	18,620
Effect of dilutive potential common shares from:
Stock options	1,059	—	—
Restricted stock awards	535	—	—
Obligations under escrow agreement	346	—	—

Weighted average shares — diluted	42,262	22,969	18,620

Basic net income (loss) per share	$0.31	$(1.40)	$(1.26)
Diluted net income (loss) per share	$0.29	$(1.40)	$(1.26)

ASC Topic 260, Earnings Per Share, requires dual presentation of basic and diluted earnings per share on the face of the statement of operations. Basic earnings per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted earnings per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and obligations under escrow agreements during such period.

For fiscal years 2009 and 2008, there were no stock options, unvested restricted stock awards or warrants factored into the computation of diluted shares outstanding since the Company incurred a net loss in these periods which would have resulted in their inclusion having an anti-dilutive effect.

For fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008, the Company excluded 3.2 million, 4.5 million and 3.7 million, respectively, of outstanding stock options and warrants from the calculation of diluted net income per share because their effect would have been anti-dilutive.

Note 14.	Operating Segments and Related Information

The Company evaluates its reportable segments in accordance with ASC Topic 280, Segment Reporting, which establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements.

The Company is organized and operates as two operating segments: (i) telecom and (ii) advanced photonics solutions. The telecom segment is responsible for the design, development, chip and filter level manufacturing, marketing and selling of high performance core optical network components, module and subsystem products to telecommunications systems vendors. The advanced photonics solutions segment is responsible for the design, manufacture, marketing and selling of optics and photonics solutions for markets including material processing, printing, medical and consumer applications.

The Company’s Chief Executive Officer is the Company’s chief operating decision maker, and as such, evaluates the performance of these segments and makes resource allocation decisions based on segment revenues and segment operating income (loss), after allocating manufacturing costs between these operating segments and allocating the Company’s corporate general and administration costs to these operating segments, exclusive of stock compensation, legal settlements, gain on sale of property and equipment and impairment of goodwill and other tangible and intangible assets, none of which are allocated to these operating segments.

Segment information, presented for continuing operations for the fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008, is as follows:

	Year Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Thousands)

Revenues:
Telecom	$341,908	$190,748	$178,374
Advanced photonics solutions	50,637	20,175	24,289

Consolidated revenues	$392,545	$210,923	$202,663

A reconciliation of the Company’s telecom and advanced photonics solutions segments’ operating income (loss) to its consolidated operating income (loss), presented for continuing operations for the fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008, is as follows:

	Year Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Thousands)

Operating income (loss)
Telecom	$10,273	$(14,101)	$(29,641)
Advanced photonics solutions	(1,340)	(3,688)	2,638

Total segment operating income (loss)	8,933	(17,789)	(27,003)
Stock compensation	4,432	4,072	8,335
Legal settlements	—	3,829	(2,882)
Gain on sale of property and equipment	(333)	(12)	(2,562)
Impairment of goodwill and other tangible and intangible assets	—	9,133	—

Consolidated operating income (loss)	$4,834	$(34,811)	$(29,894)

The following table shows revenues by geographic area for the fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008, based on the delivery locations of the Company’s products:

	Year Ended
	July 3,	June 27,	June 28,
	2010	2009	2008
	(Thousands)

United States	$75,907	$42,776	$36,209
Canada	14,845	14,596	39,050
Europe	96,387	53,236	43,730
Asia	176,534	86,951	76,096
Rest of world	28,872	13,364	7,578

	$392,545	$210,923	$202,663

The following table sets forth the Company’s long-lived tangible assets and total assets by geographic region as of the dates indicated:

	Long-Lived Tangible Assets		Total Assets
	July 3,	June 27,	July 3,	June 27,
	2010	2009	2010	2009
	(Thousands)

United States	$8,213	$2,252	$151,821	$94,539
Canada	275	185	886	363
Europe	8,824	7,390	139,383	81,065
Asia	20,204	20,048	68,705	57,421

	$37,516	$29,875	$360,795	$233,388

Significant Customers and Concentration of Credit Risk

For the fiscal year ended July 3, 2010, Huawei Technologies Co., Ltd. (“Huawei”) accounted for 13 percent and Alcatel-Lucent accounted for 10 percent of the Company’s revenues. For the fiscal year ended June 27, 2009, Huawei accounted for 17 percent and Nortel accounted for 14 percent of revenues. For the fiscal year ended June 28, 2008, Nortel accounted for 17 percent and Huawei accounted for 12 percent of revenues.

As of July 3, 2010, Alcatel-Lucent accounted for 15 percent and Huawei accounted for 14 percent of the Company’s accounts receivable. As of June 27, 2009, Huawei and Alcatel-Lucent each accounted for 15 percent of the Company’s accounts receivable.

In fiscal year 2009 the Company issued billings of $4.1 million for products that were shipped to Nortel, but for which payment was not received prior to Nortel’s bankruptcy filing on January 14, 2009. As a result, the corresponding revenue was deferred, and therefore was not recognized as revenues or accounts receivable in the consolidated financial statements at the time of such billings, as the Company determined that such amounts were not reasonably assured of collectability in accordance with its revenue recognition policy. During fiscal year 2009, the Company recognized revenues of $0.6 million from Nortel upon receipt of payment for billings which had been previously deferred and Nortel returned $0.8 million in products to the Company which had been shipped to Nortel prior to the bankruptcy filing and which had not been paid for by Nortel. As of July 3, 2010 and June 27, 2009, the Company had remaining contractual receivables from Nortel totaling $2.7 million associated with product shipments deferred as a result of Nortel’s January 14, 2009 bankruptcy filing, which are not reflected in the accompanying consolidated balance sheets.

Note 15.	Related Party Transactions

Alain Couder, the Company’s President and Chief Executive Officer also serves as a director on the board of directors of Sanmina-SCI Corporation (“Sanmina”). During the fiscal years ended July 3, 2010, June 27, 2009 and June 28, 2008, sales to Sanmina were $12.6 million, $3.6 million and $4.1 million, respectively. As of July 3, 2010 and June 27, 2009, accounts receivable from Sanmina were $6.2 million and $0.8 million, respectively.

In connection with the merger with Avanex on April 27, 2009, the Company entered into a one year consulting agreement with Giovanni Barbarossa, which became effective upon consummation of the merger. Under the consulting agreement, Dr. Barbarossa provided consulting services to the Company for the purpose of assisting in the integration of Avanex’s operations into those of Oclaro, including, among other things, advice and assistance on strategic and technological matters and customer relations. Under the consulting agreement, Dr. Barbarossa received consulting fees of $300,000 and $60,000 for the fiscal years ended July 3, 2010 and June 27, 2009, respectively.

Note 16.	Subsequent Event

On July 21, 2010, the Company announced the acquisition of Mintera Corporation, a privately-held company providing high-performance optical transport sub-systems solutions. The Company paid $12.0 million in cash to the former security holders and creditors of Mintera. The Company also agreed to pay additional revenue-based consideration whereby former security holders of Mintera are entitled to receive up to $20.0 million, determined based on a set of sliding scale formulas, to the extent revenue from Mintera products is more than $29.0 million in the twelve months following the acquisition and/or more than $40.0 million in the 18 months following the acquisition. The post-closing consideration, if any, will be payable in cash or, at Oclaro’s option, newly issued shares of Oclaro common stock, or a combination of cash and stock. Achieving cumulative revenues of $40.0 million over the next 12 month period and $70.0 million over the next 18 month period would lead to the maximum $20.0 million in additional consideration.

Note 17.	Selected Quarterly Consolidated Financial Data (Unaudited)

The following tables set forth the Company’s unaudited condensed consolidated statements of operations data for each of the eight quarterly periods ended July 3, 2010. The Company has prepared this unaudited information on a basis consistent with its audited consolidated financial statements, reflecting all normal recurring adjustments that it considers necessary for a fair presentation of its financial position and operating results for the fiscal quarters presented. Basic and diluted net income (loss) per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income (loss) per share. All amounts in these tables have been adjusted to give effect to the 1-for-5 reserve stock split effective April 29, 2010.

	Quarter Ended
	July 3,	April 3,	January 2,	September 26,
	2010	2010	2010	2009
	(Thousands)

Revenues	$112,709	$101,152	$93,574	$85,110
Cost of revenues	78,595	73,322	68,715	63,119

Gross profit	34,114	27,830	24,859	21,991
Operating expenses	(25,490)	(27,797)	(27,604)	(23,069)
Other income (expense), net	1,668	671	790	3,926

Income (loss) from continuing operations before income taxes	10,292	704	(1,955)	2,848
Income tax provision (benefit)	(318)	499	524	223

Income (loss) from continuing operations	10,610	205	(2,479)	2,625
Income from discontinued operations, net of tax	—	—	—	1,420

Net income (loss)	$10,610	$205	$(2,479)	$4,045

Net income (loss) per share:
Basic	$0.23	$—	$(0.07)	$0.11
Diluted	$0.22	$—	$(0.07)	$0.11
Shares used in computing net income (loss) per share:
Basic	45,153	41,095	37,980	37,240
Diluted	48,228	43,829	37,980	38,100

	Quarter Ended
	June 27,	March 28,	December 27,	September 27,
	2009	2009	2008	2008
	(Thousands)

Revenues	$66,877	$41,241	$43,375	$59,430
Cost of revenues	50,296	32,381	36,971	44,777

Gross profit	16,581	8,860	6,404	14,653
Operating expenses	(24,142)	(17,910)	(21,848)	(17,409)
Other income (expense), net	(4,712)	(634)	9,776	6,011

Income (loss) from continuing operations before income taxes	(12,273)	(9,684)	(5,668)	3,255
Income tax provision (benefit)	1,406	19	36	(62)

Income (loss) from continuing operations	(13,679)	(9,703)	(5,704)	3,317
Loss from discontinued operations, net of tax	(928)	(3,578)	(757)	(1,124)

Net income (loss)	$(14,607)	$(13,281)	$(6,461)	$2,193

Net income (loss) per share:
Basic	$(0.46)	$(0.66)	$(0.32)	$0.11
Diluted	$(0.46)	$(0.66)	$(0.32)	$0.11
Shares used in computing net income (loss) per share:
Basic	31,707	20,084	20,068	20,016
Diluted	31,707	20,084	20,068	20,146

Financial Statement Schedule II: Valuation and Qualifying Accounts
For the Years Ended July 3, 2010, June 27, 2009 and June 28, 2008

	Allowance for	Allowance for
	Doubtful Accounts	Sales Returns
	(Thousands)

Balance at June 30, 2007	$649	$241
Additions charged to cost and expenses	16	133
Deductions and write-offs	(494)	(186)

Balance at June 28, 2008	171	188
Balances assumed in acquisitions	332	144
Additions charged to cost and expenses	171	53
Deductions and write-offs	(51)	(108)

Balance at June 27, 2009	623	277
Balances assumed in acquisitions	186	—
Additions charged to cost and expenses	1,500	243
Deductions, write-offs and adjustments	(263)	125

Balance at July 3, 2010	$2,046	$645

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

2.1		Agreement and Plan of Merger and Reorganization dated January 27, 2009 by and among Oclaro Inc., Ultraviolet Acquisition Sub, Inc., and Avanex Corporation (previously filed as Annex A to Registrant’s Registration Statement on Form S-4 dated February 26, 2009 and incorporated herein by reference).
2.2		Agreement of Merger among: Oclaro, Inc., a Delaware corporation; Rio Acquisition corp., a Delaware corporation; Xtellus Inc., a Delaware corporation; and Alta Berkeley LLP, as the Stockholders’ Agent. Dated as of December 16, 2009 (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on December 22, 2009 and incorporated herein by reference).
2.3		Agreement of Merger among: Oclaro, Inc., a Delaware corporation; Nikko Acquisition Corp., a Delaware corporation; Mintera Corporation, a Delaware corporation; and Shareholder Representative Services LLC, as the Stockholders’ Agent. Dated as of July 20, 2010 (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference).
3.1		Amended and Restated Bylaws of Oclaro, Inc. (formerly Bookham, Inc.) (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-8 dated May 5, 2009 and incorporated herein by reference).
3	.2(3)	Restated Certificate of Incorporation of Oclaro, Inc.
3.3		Certificate of Ownership and Merger merging Oclaro, Inc. into Bookham, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K dated April 27, 2009 and incorporated herein by reference).
10.1		Form of Warrant (previously filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on January 17, 2006, and incorporated herein by reference).
10.2		Form of Warrant (previously filed as Exhibit 99.5 to Registrant’s Current Report on Form 8-K filed on January 17, 2006, and incorporated herein by reference).
10.3		Form of Warrant (previously filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on September 5, 2006 and incorporated herein by reference).
10.4		Form of Warrant (previously filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference).
10.5		Credit Agreement, dated as of August 2, 2006, among Oclaro, Inc., Oclaro Technology Ltd (formerly Bookham Technology plc), Oclaro Photonics, Inc. (formerly New Focus, Inc.) and Oclaro Technology, Inc. (formerly Bookham (US), Inc.), Wells Fargo Capital Finance, Inc. (formerly Wells Fargo Foothill, Inc.) and other lenders party thereto. (previously filed as Exhibit 10.53 to Registrant’s Annual Report on Form 10-K for the year ended July 1, 2006, and incorporated herein by reference).
10	.6(3)	Amendment Number One to Credit Agreement, dated as of April 30, 2007, by and among Wells Fargo Capital Finance, Inc., Oclaro, Inc., Oclaro Technology Ltd, Oclaro Photonics, Inc. and Oclaro Technology, Inc.
10	.7(3)	Amendment Number Two to Credit Agreement, dated as of April 30, 2007, by and among Wells Fargo Capital Finance, Inc., Oclaro, Inc., Oclaro Technology Ltd, Oclaro Photonics, Inc. and Oclaro Technology, Inc.
10.8		Amendment Number Three to Credit Agreement, dated as of April 27, 2009, by and among Wells Fargo Capital Finance, Inc., Oclaro, Inc., Oclaro Technology Ltd, Oclaro Photonics, Inc. and Oclaro Technology, Inc. (previously filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K on May 1, 2009, and incorporated herein by reference).
10	.9(3)	Amendment Number Four to Credit Agreement, dated as of May 22, 2009, by and among Wells Fargo Capital Finance, Inc., Oclaro, Inc., Oclaro Technology Ltd, Oclaro Photonics, Inc. and Oclaro Technology, Inc.
10	.10(3)	Amendment Number Five to Credit Agreement, dated as of December 16, 2009, by and among Wells Fargo Capital Finance, Inc., Oclaro, Inc., Oclaro Technology Ltd, Oclaro Photonics, Inc. and Oclaro Technology, Inc.
10	.11(3)	Amendment Number Six to Credit Agreement, dated as of July 20, 2010, by and among Wells Fargo Capital Finance, Inc., Oclaro, Inc., Oclaro Technology Ltd, Oclaro Photonics, Inc. and Oclaro Technology, Inc.

Exhibit
Number		Description of Exhibit

10.12		Security Agreement, dated as of August 2, 2006, among Oclaro, Inc., Onetta, Inc., Focused Research, Inc., Globe Y. Technology, Inc., Ignis Optics, Inc., Oclaro (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., Wells Fargo Capital Finance, Inc. and other secured parties party thereto. (previously filed as Exhibit 10.54 to Registrant’s Annual Report on Form 10-K for the year ended July 1, 2006, and incorporated herein by reference).
10.13		Share Purchase Agreement dated August 10, 2005 among London Industrial Leasing Limited, Deutsche Bank AG (acting through its London Branch) and Oclaro Technology Ltd (previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference).
10.14		Loan Facility Agreement dated August 10, 2005 between City Leasing (Creekside) Limited and Deutsche Bank AG, Limited, for a facility of up to £18,348,132.33 (previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference).
10.15		Loan Facility Agreement dated August 10, 2005 between City Leasing (Creekside) Limited and Deutsche Bank AG, Limited for a facility of up to £42,500,000.00 (previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference).
10.16		Lease dated December 23, 1999 by and between Silicon Valley Properties, LLC and Oclaro Photonics, Inc., with respect to 2580 Junction Avenue, San Jose, California (previously filed as Exhibit 10.32 to Registrant’s Amendment No. 1 to Transition Report on Form 10-K for the for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10.17		Agreement for Sale and Leaseback dated as of March 10, 2006, by and among Oclaro Technology Ltd, Coleridge (No. 24) Limited and Oclaro, Inc. (previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, and incorporated herein by reference).
10.18		Pre-emption Agreement dated as of March 10, 2006, by and among Oclaro Technology Ltd, Coleridge (No. 24) Limited and Oclaro, Inc. (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, and incorporated herein by reference).
10.19		Lease dated as of March 10, 2006, by and among Oclaro Technology Ltd, Coleridge (No. 24) Limited and Oclaro, Inc. (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, and incorporated herein by reference).
10	.20(1)	Volume Supply Agreement, dated May 6, 2004, between Avanex Corporation and Fabrinet. (previously filed as Exhibit 10.12 of Avanex Corporation’s Quarterly Report (File No. 000-29175) on Form 10-Q filed on February 14, 2006, and incorporated herein by reference).
10	.21(1)	First Amendment to the Volume Supply Agreement, dated April 1, 2008, between Avanex Corporation and Fabrinet. (previously filed as Exhibit 10.33 of Avanex Corporation’s Annual Report on Form 10-K (File No. 000-29175) filed on September 5, 2008, and incorporated herein by reference).
10	.22(2)	2004 Employee Stock Purchase Plan (previously filed as Exhibit 10.18 to Registrant’s Transition Report on Form 10-K for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10	.23(2)	2004 Sharesave Scheme (previously filed as Exhibit 10.20 to Registrant’s Transition Report on Form 10-K for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).
10	.24(2)	U.K. Subplan to the 2004 Stock Incentive Plan (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, and incorporated herein by reference).
10	.25(2)	Form of Incentive Stock Option, Form of Non-Statutory Stock Option, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Agreement (previously filed as part of Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 and incorporated herein by reference)
10	.26(2)	Amended and Restated 2004 Stock Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2007, and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

10	.27(2)	Form of amendment to restricted stock award agreement issued pursuant to Amended and Restated 2004 Stock Incentive Plan (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q dated May 7, 2009 and incorporated herein by reference).
10	.28(2)	Contract of Employment between Oclaro Technology Ltd and Jim Haynes (previously filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the year ended July 2, 2005, and incorporated herein by reference).
10	.29(2)	Form of Indemnification Agreement, dated October 26, 2005, between Oclaro, Inc. and each of Giorgio Anania and Liam Nagle, (previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on November 1, 2005, and incorporated herein by reference).
10	.30(2)	Restricted Stock Agreement dated November 11, 2005 between Oclaro, Inc. and Jim Haynes (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference).
10	.31(2)	Amended and Restated Employment Agreement, dated August 4, 2010, between the Oclaro, Inc. and Alain Couder (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 10, 2010 and incorporated herein by reference).
10	.32(2)	Form of Indemnification Agreement, between Oclaro, Inc. and directors and executive officers (previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2007 and incorporated herein by reference).
10	.33(2)	Form of Executive Severance and Retention Agreement, between Oclaro, Inc. and its executive officers (previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference).
10	.34(2)	Summary of cash bonus plan (previously provided in Registrant’s Current Report on Form 8-K filed on October 29, 2008 and incorporated herein by reference).
10	.35(2)	Summary of cash bonus plan (previously provided in Registrant’s Current Report on Form 8-K filed on February 24, 2009, and incorporated herein by reference).
10	.36(2)	Summary of cash bonus plan (previously provided in Registrant’s Current Report on Form 8-K filed on July 27, 2009 and incorporated herein by reference).
10	.37(2)	Consulting Agreement between Oclaro, Inc. (formerly known as Bookham, Inc.), Avanex Corporation and Giovanni Barbarossa (previously filed as Exhibit 10.40 to Registrant’s Annual Report on Form 10-K for the year ended June 27, 2009, and incorporated herein by reference).
10	.38(2)	Separation and Release Agreement between Oclaro, Inc. (formerly known as Bookham, Inc.), Avanex Corporation and Giovanni Barbarossa (previously filed as Exhibit 10.41 to Registrant’s Annual Report on Form 10-K for the year ended June 27, 2009, and incorporated herein by reference).
10	.39(2)	Form of Indemnification Agreement between Avanex Corporation and each of its directors and officers (previously filed as Exhibit 10.1 of Avanex Corporation’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999, and incorporated herein by reference).
10	.40(2)	Avanex 1998 Stock Plan, as amended and restated (previously filed as Exhibit 10.2 of Avanex Corporation’s Annual Report on Form 10-K (File No. 000-29175) filed on September 5, 2008, and incorporated herein by reference).
10	.41(2)	Avanex 1999 Director Option Plan, as amended (previously filed as Exhibit 10.5 of Avanex Corporation’s Annual Report on Form 10-K (File No. 000-29175) filed on September 5, 2008, and incorporated herein by reference).
10	.42(2)	Form of stock option agreement between Avanex and certain of its directors (previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended June 27, 2009, and incorporated herein by reference).
10	.43(2)	Form of stock option agreement between Avanex and certain of its executive officers (previously filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended June 27, 2009, and incorporated herein by reference).
10	.44(2)	Form of stock option agreement between Avanex and certain of its employees (previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for the year ended June 27, 2009, and incorporated herein by reference).

Exhibit
Number		Description of Exhibit

10	.45(2)	Form of Restricted Stock Unit Agreement between Avanex and certain of its executive officers (previously filed as Exhibit 10.48 to Registrant’s Annual Report on Form 10-K for the year ended June 27, 2009, and incorporated herein by reference).
10	.46(2)	Form of Restricted Stock Unit Agreement between Avanex and certain of its employees (previously filed as Exhibit 10.49 to Registrant’s Annual Report on Form 10-K for the year ended June 27, 2009, and incorporated herein by reference).
10	.47(2)	Variable Pay Plan (previously filed as Exhibit 5.02 to Registrant’s Current report on Form 8-K filed on August 2, 2010 and incorporated herein by reference).
21	.1(3)	List of Oclaro, Inc. subsidiaries
23	.1(3)	Consent of Independent Registered Public Accounting Firm
31	.1(3)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31	.2(3)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32	.1(3)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32	.2(3)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment granted by the Commission.

(2)	Management contract or compensatory plan or arrangement.

(3)	Filed herewith.