Form 10-Q
period 2010-10-02
OCLARO, INC.
filed 2010-11-10
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
Number of shares of common stock outstanding as of November 5, 2010: 49,822,870

OCLARO, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 2, 2010	July 3, 2010
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$91,117	$107,176
Restricted cash	2,835	4,458
Accounts receivable, net	101,909	93,412
Inventories	72,557	62,570
Prepaid expenses and other current assets	16,251	14,905

Total current assets	284,669	282,521

Property and equipment, net	45,453	37,516
Other intangible assets, net	21,873	10,610
Goodwill	30,904	20,000
Other non-current assets	10,107	10,148

Total assets	$393,006	$360,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,007	$50,103
Accrued expenses and other liabilities	39,855	35,404

Total current liabilities	99,862	85,507

Deferred gain on sale-leaseback	13,406	12,969
Other non-current liabilities	18,992	9,785

Total liabilities	132,260	108,261

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 90,000 shares authorized; 49,812 and 49,396 shares issued and outstanding at October 2, 2010 and July 3, 2010, respectively	498	494
Additional paid-in capital	1,306,695	1,304,779
Accumulated other comprehensive income	32,843	26,907
Accumulated deficit	(1,079,290)	(1,079,646)

Total stockholders’ equity	260,746	252,534

Total liabilities and stockholders’ equity	$393,006	$360,795

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	October 2,	September 26,
	2010	2009
	(Thousands, except per share amounts)
Revenues	$121,347	$85,110
Cost of revenues	86,521	63,119

Gross profit	34,826	21,991
Operating expenses:
Research and development	13,711	9,014
Selling, general and administrative	14,813	12,963
Amortization of intangible assets	619	125
Restructuring, merger and related costs	670	1,499
Gain on sale of property and equipment	(21)	(532)

Total operating expenses	29,792	23,069

Operating income (loss)	5,034	(1,078)
Other income (expense):
Interest income	7	23
Interest expense	(573)	(88)
Loss on foreign currency translation	(3,587)	(1,276)
Other income	—	5,267

Total other income (expense)	(4,153)	3,926

Income from continuing operations before income taxes	881	2,848
Income tax provision	525	223

Income from continuing operations	356	2,625
Income from discontinued operations, net of tax	—	1,420

Net income	$356	$4,045

Basic net income per share:
Income per share from continuing operations	$0.01	$0.07
Income per share from discontinued operations	—	0.04

Basic net income per share	$0.01	$0.11

Diluted net income per share:
Income per share from continuing operations	$0.01	$0.07
Income per share from discontinued operations	—	0.04

Diluted net income per share	$0.01	$0.11

Shares used in computing net income per share:
Basic	48,115	37,240
Diluted	50,984	38,100
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	October 2, 2010	September 26, 2009
	(Thousands)
Cash flows from operating activities:
Net income	$356	$4,045
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred gain on sale-leaseback	(231)	(238)
Depreciation and amortization	3,833	2,789
Gain on bargain purchase	—	(5,267)
Gain on sale of discontinued operations	—	(1,420)
Stock-based compensation expense	1,358	920
Other non-cash adjustments	(21)	(513)
Changes in operating assets and liabilities:
Accounts receivable, net	(583)	(9,550)
Inventories	(4,902)	2,587
Prepaid expenses and other current assets	(258)	(553)
Other non-current assets	86	809
Accounts payable	6,252	1,372
Accrued expenses and other liabilities	(6,896)	(4,122)

Net cash used in operating activities	(1,006)	(9,141)

Cash flows from investing activities:
Purchases of property and equipment	(6,882)	(744)
Proceeds from sales of property and equipment	21	620
Sales and maturities of available-for-sale investments	—	8,150
Transfer (to) from restricted cash	1,696	(30)
Cash (paid for) received from business combinations	(10,482)	3,000

Net cash provided by (used in) investing activities	(15,647)	10,996

Cash flows from financing activities:
Proceeds from issuance of common stock, net	516	—
Repayment of other loans	—	(16)

Net cash provided by (used in) financing activities	516	(16)

Effect of exchange rate on cash and cash equivalents	78	784
Net increase (decrease) in cash and cash equivalents	(16,059)	2,623
Cash and cash equivalents at beginning of period	107,176	44,561

Cash and cash equivalents at end of period	$91,117	$47,184

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Oclaro, Inc., a Delaware corporation, (“Oclaro,” “we,” “us” or “our”) as of October 2, 2010 and for the three months ended October 2, 2010 and September 26, 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three months ended October 2, 2010 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending July 2, 2011.
The condensed consolidated balance sheet as of July 3, 2010 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended July 3, 2010 (“2010 Form 10-K”).
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These judgments can be subjective and complex, and consequently, actual results could differ materially from those estimates and assumptions. Descriptions of some of the key estimates and assumptions are included in our 2010 Form 10-K.
Reclassifications
For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. With the exception of those discussed below, these reclassifications did not affect our consolidated net income, cash flows, cash and cash equivalents or stockholders’ equity, as previously reported.
During the second quarter of fiscal year 2010, we finalized the purchase accounting with respect to our acquisition of Newport Corporation’s (“Newport”) high power laser diodes business. Our final assessment resulted in the gain on bargain purchase increasing from $0.7 million as originally reported to $5.3 million and the income from discontinued operations increasing from $1.3 million as originally reported to $1.4 million during the second quarter of fiscal year 2010.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended October 2, 2010 that are of significance, or potential significance, to us.
Comprehensive Income
For the three months ended October 2, 2010 and September 26, 2009, comprehensive income is primarily comprised of our net income, changes in the unrealized gain (loss) on currency instruments designated as cash flow hedges, unrealized loss on short-term investments and currency translation adjustments.

The components of comprehensive income were as follows for the periods indicated:

	Three Months Ended
	October 2,	September 26,
	2010	2009
	(Thousands)
Net income	$356	$4,045
Other comprehensive income (loss):
Unrealized gain (loss) on currency instruments designated as cash flow hedges	323	(23)
Currency translation adjustments	5,613	1,547
Unrealized loss on short-term investments	—	(7)

Comprehensive income	$6,292	$5,562

Note 2. Fair Value
We define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. We apply the following fair value hierarchy, which ranks the quality and reliability of the information used to determine fair values:
Level 1 – quoted prices in active markets for identical assets or liabilities;
Level 2 – inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices of identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
Level 3 – unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.
Our cash equivalents and short-term investment instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most U.S. government and agency securities and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment-grade corporate bonds, mortgage-backed and asset-backed securities and foreign currency forward exchange contracts. Such instruments are generally classified within Level 2 of the fair value hierarchy.
We have classified an escrow liability issued in connection with our acquisition of Xtellus Inc. (“Xtellus”) within Level 2 of the fair value hierarchy, as its value was derived by discounting the total liability of $7.0 million due 18 months after the acquisition to its present value using our incremental borrowing cost. During the first quarter of fiscal year 2011, we classified $15.3 million in earnout liabilities arising from our acquisition of Mintera Corporation (“Mintera”) within Level 3 of the fair value hierarchy because their values were primarily derived from management estimates of future operating results. See Note 3, Business Combinations, for additional details regarding these liabilities.
We have a defined benefit pension plan in Switzerland whose assets are classified within Level 1 of the fair value hierarchy for plan assets of cash, equity investments and fixed income investments, and Level 3 of the fair value hierarchy for plan assets of real estate and alternative investments. These pension plan assets are not reflected in the accompanying condensed consolidated balance sheets, and are thus not included in the tables below.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at October 2, 2010:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
		(Thousands)
Assets:
Cash and cash equivalents (1):
Money market funds	$58,194	$—	$—	$58,194
Prepaid expenses and other current assets:
Unrealized gain on currency instruments designated as cash flow hedges	—	372	—	372

Total assets measured at fair value	$58,194	$372	$—	$58,566

Liabilities:
Accrued expenses and other liabilities:
Escrow liability for Xtellus acquisition (2)	$—	$6,662	$—	$6,662
Other non-current liabilities:
Earnout liabilities for Mintera acquisition (2)	—	—	15,328	15,328

Total liabilities measured at fair value	$—	$6,662	$15,328	$21,990

(1)	Excludes $32.9 million in cash held in our bank accounts at October 2, 2010.

(2)	Includes interest expense accrued during the three months ended October 2, 2010.
The following table provides details regarding the changes in assets and liabilities classified within Level 3 from July 3, 2010 to October 2, 2010:

Fair Value Measured and
Recorded Using
Significant Unobservable
Inputs (Level 3)
Other
Non-Current
Liabilities
(Thousands)
Balance at July 3, 2010	$—
Earnout liabilities from Mintera acquisition	15,148
Interest expense on Mintera earnout liabilities	180

Balance at October 2, 2010	$15,328

Derivative Financial Instruments
At the end of each accounting period, we mark-to-market all foreign currency forward exchange contracts that have been designated as cash flow hedges and changes in fair value are recorded in accumulated other comprehensive income until the underlying cash flow is settled and the contract is recognized in other income (expense) in our condensed consolidated statements of operations. As of October 2, 2010, we held eleven outstanding foreign currency forward exchange contracts to sell U.S. dollars and buy U.K. pounds sterling. All of these contracts have been designated as cash flow hedges. These contracts had an aggregate notional value of approximately $11.3 million of put and call options which expire, or expired, at various dates ranging from October 2010 through May 2011. To date, we have not entered into any such contracts for longer than 12 months and, accordingly, all amounts included in accumulated other comprehensive income as of October 2, 2010 will generally be reclassified into other income (expense) within the next 12 months. As of October 2, 2010, each of the eleven designated cash flow hedges was determined to be fully effective; therefore, we recorded an unrealized gain of $0.4 million to accumulated other comprehensive income related to recording the fair value of these foreign currency forward exchange contracts for accounting purposes.
Note 3. Business Combinations
During the three months ended October 2, 2010 and September 26, 2009, we recorded $0.1 million and $0.3 million, respectively, in legal and other direct merger-related costs in connection with business combinations. These costs are recorded within restructuring, merger and related costs in our condensed consolidated statement of operations.
As of June 27, 2009, we had capitalized $0.3 million in legal and other deal-related costs associated with the acquisition of the high-power laser diodes business from Newport. On June 28, 2009, we wrote-off these deferred assets to retained earnings as a cumulative effect of a change in accounting principle upon adoption of new accounting guidance.
Sale of the New Focus Business and Acquisition of Newport’s High Power Laser Diodes Business
On July 4, 2009, we sold the net assets of our New Focus business to Newport in exchange for the net assets of Newport’s high power laser diodes business and $3.0 million in cash proceeds. This transaction resulted in the recording of $1.4 million in income from discontinued operations from the sale of the New Focus business and a $5.3 million gain on bargain purchase of Newport’s high power laser diodes business during the quarter ended September 26, 2009.
Acquisition of Xtellus
On December 17, 2009, we acquired Xtellus and accounted for the assets acquired and liabilities assumed from this acquisition using the purchase method of accounting. During the first quarter of fiscal year 2011, we completed our fair value assessment of the Xtellus acquisition, which resulted in no change to the estimated fair values of the assets acquired and liabilities assumed from the amounts we previously reported in our 2010 Form 10-K.
During the current quarter, we recorded $0.3 million in interest expense related to the Xtellus escrow liability and reclassified this liability from other non-current liabilities to accrued expenses and other liabilities. In addition, we also reassessed the fair value of the Xtellus valuation protection guarantee determining that its value should remain at nil as of October 2, 2010. Any subsequent change to the fair value of the value protection guarantee will result in an adjustment to our results of operations in the period of adjustment, up to a potential maximum of $7.0 million.
Further description of the Xtellus acquisition is included in Note 3, Business Combinations, of our 2010 Form 10-K.
Acquisition of Mintera
On July 21, 2010, we acquired Mintera, a privately-held company providing high-performance optical transport sub-systems solutions. We accounted for the assets acquired and liabilities assumed from our acquisition of Mintera using the purchase method of accounting. Under the terms of this agreement, we paid $10.5 million in cash to the former security holders and creditors of Mintera at the time of close and assumed $1.5 million in liabilities due by the security holders of Mintera, which we paid during the three months ended October 2, 2010. We also agreed to pay additional revenue-based consideration whereby former security holders of Mintera are entitled to receive up to $20.0 million, determined based on a set of sliding scale formulas, to the extent revenue from Mintera products is more than $29.0 million in the 12 months following the acquisition and/or more than $40.0 million in the 18 months following the acquisition. The earnout consideration, if any, will be payable in cash or, at our option, newly issued shares of our common stock, or a combination of cash and stock. Achieving cumulative revenues of $40.0 million over the next 12 month period and $70.0 million over the next 18 month period would lead to the maximum $20.0 million in additional consideration. The estimated fair value of this obligation was determined using management estimates of the total amounts expected to be paid based on estimated future operating results, discounted to its present value using our incremental borrowing cost. The estimated fair value of this obligation is $15.1 million at the acquisition date, and has been recorded in other non-current liabilities in our condensed consolidated balance sheet at October 2, 2010. During the three months ended October 2, 2010, we recorded $0.2 million in interest expense related to this liability.
For accounting purposes, the total fair value of consideration given in connection with the acquisition of Mintera was $25.6 million, consisting of the following:

Total Consideration
(Thousands)
Consideration to security holders and creditors of Mintera	$12,000
Less: Unpaid liabilities of Mintera security holders assumed by Oclaro	(1,518)

Net cash paid to security holders and creditors of Mintera	10,482
Estimated fair value for the 12-month earnout liability	4,338
Estimated fair value for the 18-month earnout liability	10,810

Total estimated fair value for the earnouts	15,148

Total consideration	$25,630

Our preliminary allocation of the purchase price of Mintera, based on the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, is as follows:

Preliminary
Purchase Price
(Thousands)
Restricted cash	$41
Accounts receivable, net	3,053
Inventories	2,592
Prepaid expenses and other current assets	130
Property and equipment, net	3,202
Other intangible assets	11,740
Accounts payable	(1,947)
Accrued expenses and other current liabilities	(4,085)

Fair value of assets acquired and liabilities assumed	14,726
Goodwill	10,904

Total purchase price	$25,630

We intend to finalize our purchase accounting with respect to the Mintera acquisition by the second quarter of fiscal year 2011. Any adjustments recorded will be retrospectively presented in our consolidated financial statements as though they had been recorded as of the acquisition date.
     Unaudited Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Mintera had occurred as of June 28, 2009, the first day of our fiscal year 2010:

	Three Months Ended
	October 2, 2010	September 26, 2009
	(Thousands)
Revenues	$121,815	$91,972
Income (loss) from continuing operations	$(2,002)	$1,178
Net income (loss)	$(2,002)	$2,598
Net income (loss) per share — basic	$(0.04)	$0.07
Net income (loss) per share — diluted	$(0.04)	$0.07
Shares used in computing net income (loss) per share — basic	48,115	37,240
Shares used in computing net income (loss) per share — diluted	48,115	38,100
This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.
Note 4. Balance Sheet Details
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	October 2, 2010	July 3, 2010
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$32,923	$23,962
Money market funds	58,194	83,214

	$91,117	$107,176

The following table provides details regarding our inventories at the dates indicated:

	October 2, 2010	July 3, 2010
	(Thousands)
Inventories:
Raw materials	$29,138	$17,732
Work-in-process	28,784	32,491
Finished goods	14,635	12,347

	$72,557	$62,570

The following table provides details regarding our property and equipment, net at the dates indicated:

	October 2, 2010	July 3, 2010
	(Thousands)
Property and equipment, net:
Buildings	$16,615	$16,104
Plant and machinery	106,991	97,186
Fixtures, fittings and equipment	1,334	1,142
Computer equipment	12,889	12,232

	137,829	126,664
Less: Accumulated depreciation	(92,376)	(89,148)

	$45,453	$37,516

The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	October 2, 2010	July 3, 2010
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$5,482	$4,464
Compensation and benefits related accruals	7,442	8,688
Warranty accrual	2,736	2,437
Restructuring accrual	2,187	4,338
Escrow liability for Xtellus acquisition (1)	6,662	—
Other accruals	15,346	15,477

	$39,855	$35,404

(1)
Includes interest expense accrued during the three months ended October 2, 2010. During the first quarter of fiscal year 2011, we reclassified this escrow liability from non-current liabilities to current liabilities.

The following table presents details regarding our other non-current liabilities at the dates indicated:

	October 2, 2010	July 3, 2010
	(Thousands)
Other non-current liabilities
Escrow liability for Xtellus acquisition (1)	$—	$6,324
Earnout liabilities for Mintera acquisition (2)	15,328	—
Other non-current liabilities	3,664	3,461

	$18,992	$9,785

(1)	During the first quarter of fiscal year 2011, we reclassified this escrow liability from non-current liabilities to current liabilities.

(2)	Includes interest expense accrued during the three months ended October 2, 2010.
The following table presents the components of accumulated other comprehensive income at the dates indicated:

	October 2, 2010	July 3, 2010
	(Thousands)
Accumulated other comprehensive income:
Unrealized gain on currency instruments designated as cash flow hedges	$372	$49
Currency translation adjustments	33,624	28,011
Swiss defined benefit plan	(1,153)	(1,153)

	$32,843	$26,907

Note 5. Goodwill and Other Intangible Assets
In connection with our acquisition of Mintera on July 21, 2010, we recorded $10.9 million in goodwill and $11.7 million in other intangible assets. The other intangible assets acquired from Mintera consist of core and current technology assets of $6.0 million with a weighted-average life of 6 years, a development agreement of $3.4 million with a weighted-average life of 7 years, customer relationships of $1.4 million with a weighted-average life of 8.5 years, manufacturing software of $0.7 million with a weighted-average life of 6 years, patents of $0.1 million with a weighted-average life of 5.5 years, trade names of $80,000 with a weighted-average life of 1.5 years and backlog of $30,000 with a weighted-average life of 1.5 years. These amounts are subject to change upon the finalization of our purchase accounting for the Mintera acquisition.
The following table provides details regarding the changes in our goodwill and other intangible assets from July 3, 2010 to October 2, 2010:

		Other Intangible Assets
			Accumulated	Net Book
	Goodwill	Cost	Amortization	Value
	(Thousands)
Balance at July 3, 2010	$20,000	$12,815	$(2,205)	$10,610
Acquired	10,904	11,740	—	11,740
Amortization	—	—	(619)	(619)
Exchange rate adjustment	—	142	—	142

Balance at October 2, 2010	$30,904	$24,697	$(2,824)	$21,873

The following table reflects the components of other intangible assets, net at the dates indicated:

			October 2,	July 3,
			2010	2010
			(Thousands)
Other intangible assets, net
Supply agreements			$3,198	$3,056
Customer relationships			3,200	1,760
Core and current technology			10,939	4,909
Patent portfolio			2,910	2,780
Development agreement			3,350	—
Manufacturing software			680	—
Backlog			140	110
Tradename			280	200

			24,697	12,815
Less: Accumulated amortization			(2,824)	(2,205)

			$21,873	$10,610

Amortization of other intangible assets for the three months ended October 2, 2010 and September 26, 2009 was $0.6 million and $0.1 million, respectively. Amortization is recorded as an operating expense within our condensed consolidated statements of operations. Estimated future amortization expense of other intangible assets is $2.2 million for the remaining nine months of fiscal year 2011, $3.3 million for each of the fiscal years 2012 to 2015 and $3.0 million for fiscal year 2016. Estimated future amortization expense is subject to the finalization of our purchase accounting for the Mintera acquisition.
Note 6. Restructuring Liabilities
The following table summarizes activities related to our restructuring liabilities for the three months ended October 2, 2010:

	Accrued	Amounts			Accrued
	Restructuring	Charged to	Amounts		Restructuring
	Costs at	Restructuring	Paid or		Costs at
	July 3, 2010	Costs	Written-off	Adjustments	October 2, 2010
	(Thousands)
Lease cancellations and commitments and other charges	$4,107	$—	$(2,279)	$(100)	$1,728
Termination payments to employees and related costs	231	646	(446)	28	459

Total accrued restructuring charges	$4,338	$646	$(2,725)	$(72)	$2,187

In connection with earlier cost reduction and restructuring plans, we accrued $0.3 million in additional employee separation costs during the three months ended October 2, 2010. During the three months ended October 2, 2010, we initiated a new restructuring plan in connection with our acquisition of Mintera. We incurred $0.3 million in employee separation charges under the Mintera plan during the three months ended October 2, 2010 and do not expect to incur significant additional restructuring costs under this plan.
Note 7. Credit Facility
As of October 2, 2010, we had a $25.0 million senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders with an expiration date of August 1, 2012. As of October 2, 2010 and July 3, 2010, there were no amounts outstanding under the credit facility. At October 2, 2010, there was a $1.5 million outstanding standby letter of credit with a vendor secured under the credit facility. This letter of credit expires in November 2010.
Note 8. Post-Retirement Benefits
Switzerland Defined Benefit Plan (“Swiss Plan”)
Net periodic pension costs associated with our Swiss Plan for the three months ended October 2, 2010 included the following components:

Three Months
Ended
October 2,
2010
(Thousands)
Service cost	$419
Interest cost	176
Expected return on plan assets	(232)

Net periodic pension costs	$363

During the three months ended October 2, 2010, we contributed $0.4 million to our Swiss Plan. We currently anticipate contributing an additional $1.0 million to this pension plan in the remainder of fiscal year 2011.
Note 9. Commitments and Contingencies
     Guarantees
We indemnify our directors and certain employees as permitted by law, and have entered into indemnification agreements with our directors and executive officers. We have not recorded a liability associated with these indemnification arrangements, as we historically have not incurred any material costs associated with such indemnification obligations. Costs associated with such indemnification obligations may be mitigated by insurance coverage that we maintain, however, such insurance may not cover any, or may cover only a portion of, the amounts we may be required to pay. In addition, we may not be able to maintain such insurance coverage in the future.
We also have indemnification clauses in various contracts that we enter into in the normal course of business, such as those issued by our bankers in favor of certain suppliers or indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing our products should such products infringe the intellectual property rights of a third party. We have not historically paid out any material amounts related to these indemnifications, therefore, no accrual has been made for these indemnifications.
     Warranty accrual
We accrue for the estimated costs to provide warranty services at the time revenue is recognized. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty costs would increase, resulting in a decrease in gross profit.
The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended
	October 2,	September 26,
	2010	2009
	(Thousands)
Warranty provision — beginning of period	$2,437	$2,228
Warranties assumed in acquisitions	357	155
Warranties issued	432	772
Warranties utilized or expired	(564)	(843)
Currency translation adjustment	74	5

Warranty provision — end of period	$2,736	$2,317

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
On February 13, 2009, Bijan Badihian filed a complaint against Avanex Corporation and certain of its employees in the Superior Court for the State of California, Los Angeles County. On August 6, 2010, the parties entered into a confidential settlement agreement. On September 10, 2010 the litigation was dismissed with prejudice. Consistent with the terms of the settlement agreement, the Defendants denied any wrongdoing.
On May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372 was filed in the United States District Court for the District of Delaware. QinetiQ’s original complaint alleged infringement of United States Patent Nos. 5,410,625 and 5,428,698, and sought a permanent injunction, money damages, costs, and attorneys’ fees. Oclaro filed an answer to the complaint and stated counterclaims against

QinetiQ for judgments that the patents-in-suit are invalid and unenforceable. Additionally, we filed a motion to transfer venue to the Northern District of California, which was granted on December 18, 2009. After transfer, the litigation was assigned Civil Action No. 4:10-cv-00080-SBA by the Northern District Court. On June 21, 2010, QinetiQ amended its complaint to allege infringement of a third patent, U.S. Patent No. 5,379,354. We answered QinetiQ’s amended complaint and asserted fraud counterclaims against QinetiQ. A trial in this matter has not yet been set. We believe the claims asserted against us by QinetiQ are without merit and will continue to defend ourselves vigorously.
Note 10. Employee Stock Plans
Our Amended and Restated 2004 Stock Incentive Plan (“Plan”) was amended by stockholder approval on October 27, 2010. The primary changes to the Plan resulting from this amendment include: (1) an increase in the number of shares available under the Plan from 3,800,000 shares to 7,800,000 shares, (2) issuance of full value awards being counted as 1.25 share of common stock for purposes of the share limit, and (3) a prohibition on recycling of repurchased shares in cases where shares are used to exercise an award or shares are withheld for taxes. As amended, the Plan now expires on October 26, 2020.
As of October 2, 2010, there were approximately 0.2 million shares of our common stock available for grant under the Plan. We generally grant stock options that vest over a four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors.
The following table summarizes the combined activity under all of our equity incentive plans for the three months ended October 2, 2010:

	Shares	Stock	Weighted-	Restricted Stock	Weighted-
	Available	Options	Average	Awards / Units	Average Grant
	For Grant	Outstanding	Exercise Price	Outstanding	Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at July 3, 2010	1,089	3,186	$8.78	703	$6.42
Granted	(867)	606	10.93	261	10.43
Exercised or released	—	(49)	4.10	(114)	3.18
Cancelled or forfeited	18	(55)	6.56	(30)	6.60

Balances at October 2, 2010	240	3,688	9.23	820	8.14

Supplemental disclosure information about our stock options outstanding as of October 2, 2010 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(Thousands)		(Years)	(Thousands)
Options exercisable at October 2, 2010	1,266	$13.93	6.7	$10,300
Options outstanding at October 2, 2010	3,688	9.23	7.9	32,194
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $15.82 on October 1, 2010, which would have been received by the option holders had all option holders exercised their options as of that date (our closing stock price was $9.97 on November 5, 2010). There were approximately 1.0 million shares of common stock subject to in-the-money options which were exercisable as of October 2, 2010. We settle employee stock option exercises with newly issued shares of common stock.

Note 11. Stock-based Compensation
We recognize compensation expense in our statement of operations related to all share-based awards, including grants of stock options, based on the grant date fair value of such share-based awards. Estimating the grant date fair value of such share-based awards requires us to make judgments in the determination of inputs into the Black-Scholes stock option pricing model which we use to arrive at an estimate of the grant date fair value for such awards. The assumptions used in this model to value stock option grants for the three months ended October 2, 2010 and September 26, 2009 were as follows:

	Three Months Ended
	October 2,	September 26,
	2010	2009
Expected life	4.5 years	4.5 years
Risk-free interest rate	1.3%	2.3%
Volatility	96.6%	101.3%
Dividend yield	—	—
The amounts included in cost of revenues and operating expenses for stock-based compensation for the three months ended October 2, 2010 and September 26, 2009 were as follows:

	Three Months Ended
	October 2,	September 26,
	2010	2009
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$310	$195
Research and development	318	209
Selling, general and administrative	730	516

	$1,358	$920

Stock-based compensation by type of award:
Stock options	$763	$790
Restricted stock awards	642	179
Inventory adjustment to cost of revenues	(47)	(49)

	$1,358	$920

As of October 2, 2010 and July 3, 2010, we had capitalized approximately $0.3 million and $0.2 million, respectively, of stock-based compensation as inventory.
Note 12. Income Taxes
The total amount of our unrecognized tax benefits as of October 2, 2010 and July 3, 2010 was approximately $8.4 million. For the three months ended October 2, 2010, we had $0.5 million in unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not expect that changes to our unrecognized tax benefits will be significant in the next twelve months. We are currently under audit in France and Canada. We do not anticipate any significant adjustment to our financial position or results of operations as a result of these examinations.

Note 13. Net Income Per Share
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	October 2,	September 26,
	2010	2009
	(Thousands,except per share amounts)
Net income	$356	$4,045

Weighted-average shares — basic	48,115	37,240
Effect of dilutive potential common shares from:
Stock options	1,657	512
Restricted stock awards	770	348
Obligations under escrow agreement	442	—

Weighted-average shares — diluted	50,984	38,100

Basic net income per share	$0.01	$0.11
Diluted net income per share	$0.01	$0.11
Basic net income per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and obligations under escrow agreements during such period.
For the three months ended October 2, 2010 and September 26, 2009, respectively, we excluded 1.8 million and 6.4 million of outstanding stock options and warrants from the calculation of diluted net income per share because their effect would have been anti-dilutive.
Note 14. Operating Segments and Related Information
We are organized and operate as two operating segments: (i) telecom and (ii) advanced photonics solutions. Our telecom segment is responsible for the design, development, chip and filter level manufacturing, marketing and selling of high performance core optical network components, module and subsystem products to telecommunications systems vendors. Our advanced photonics solutions segment is responsible for the design, manufacture, marketing and selling of optics and photonics solutions for markets including material processing, printing, medical and consumer applications.
Our Chief Executive Officer is our chief operating decision maker, and as such, evaluates the performance of these segments and makes resource allocation decisions based on segment revenues. We previously reported segment operating income (loss) for each of our segments. Beginning in fiscal year 2011, we are no longer presenting this information. Due to our integration of the activities of recent acquisitions into our existing operations and our recent efforts to streamline certain existing operations along geographic lines, the discrete financial information necessary to present segment operating income (loss) is no longer available.
Segment revenues for the three months ended October 2, 2010 and September 26, 2009 were as follows:

	Three Months Ended
	October 2,	September 26,
	2010	2009
	(Thousands)
Revenues:
Telecom	$107,822	$74,266
Advanced photonics solutions	13,525	10,844

Consolidated revenues	$121,347	$85,110

The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended
	October 2,	September 26,
	2010	2009
	(Thousands)
United States	$19,664	$17,525
Canada	3,401	4,991
Europe	35,424	20,153
Asia	54,329	35,560
Rest of world	8,529	6,881

	$121,347	$85,110

     Significant Customers and Concentration of Credit Risk
For the three months ended October 2, 2010, Huawei Technologies Co., Ltd. (“Huawei”) accounted for 15 percent and Alcatel-Lucent accounted for 13 percent of our revenues. For the three months ended September 26, 2009, Huawei accounted for 13 percent of our revenues.
As of October 2, 2010, Huawei accounted for 17 percent and Alcatel-Lucent accounted for 14 percent of our accounts receivable. As of July 3, 2010, Alcatel-Lucent accounted for 15 percent and Huawei accounted for 14 percent of our accounts receivable.
Note 15. Subsequent Events
Our Amended and Restated 2004 Stock Incentive Plan (“Plan”) was amended by stockholder approval on October 27, 2010. The primary changes to the Plan resulting from this amendment include: (1) an increase in the number of shares available under the Plan from 3,800,000 shares to 7,800,000 shares, (2) issuance of full value awards being counted as 1.25 share of common stock for purposes of the share limit, and (3) a prohibition on recycling of repurchased shares in cases where shares are used to exercise an award or shares are withheld for taxes. As amended, the Plan now expires on October 26, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. These forward-looking statements include statements concerning (i) potential future financial results, (ii) the impact of mergers or acquisitions on our financial results, including without limitation, accretion or dilution, gross margin, operating income and cash usage, (iii) future expense levels and sources for improvement of gross margin and operating expenses, including supply chain synergies, optimizing mix of product offerings, transition to higher margin product offerings, benefits of combined research and development and sales organizations and single public company costs, (iv) the expected financial opportunities after mergers or acquisitions and the expected synergies related thereto, (v) opportunities to grow in adjacent markets, (vi) statements containing the words “target,” “believe,” “plan,” “anticipate,” “expect,” “estimate,” “will,” “should,” “ongoing,” and similar expressions and (vii) the assumptions underlying such statements. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including the impact of continued uncertainty in world financial markets and any resulting or other reduction in demand for our products, the effect of fluctuating product mix, currency prices and consumer demand on our financial results, the future performance of Oclaro, Inc. following the closing of mergers or acquisitions, the potential inability to realize the expected benefits and synergies as a result of mergers or acquisitions, increased costs related to downsizing and compliance with regulatory requirements in connection with such downsizing, and the potential lack of availability of credit or opportunity for equity-based financing. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. The factors discussed in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q also identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
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
Results of Operations
The following tables set forth our condensed consolidated results of operations for the three month periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	October 2, 2010		September 26, 2009		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$121,347	100.0	$85,110	100.0	$36,237	42.6
Cost of revenues	86,521	71.3	63,119	74.2	23,402	37.1

Gross profit	34,826	28.7	21,991	25.8	12,835	58.4

Operating expenses:
Research and development	13,711	11.3	9,014	10.6	4,697	52.1
Selling, general and administrative	14,813	12.2	12,963	15.2	1,850	14.3
Amortization of intangible assets	619	0.5	125	0.1	494	395.2
Restructuring, merger and related costs	670	0.6	1,499	1.8	(829)	(55.3)
Gain on sale of property and equipment	(21)	—	(532)	(0.6)	511	(96.1)

Total operating expenses	29,792	24.6	23,069	27.1	6,723	29.1

Operating income (loss)	5,034	4.1	(1,078)	(1.3)	6,112	n/m (1)
Other income (expense):
Interest income	7	—	23	—	(16)	(69.6)
Interest expense	(573)	(0.5)	(88)	(0.1)	(485)	551.1
Loss on foreign currency translation	(3,587)	(2.9)	(1,276)	(1.5)	(2,311)	181.1
Other income	—	—	5,267	6.2	(5,267)	n/m (1)

Total other income (expense)	(4,153)	(3.4)	3,926	4.6	(8,079)	n/m (1)

Income from continuing operations before income taxes	881	0.7	2,848	3.3	(1,967)	(69.1)
Income tax provision	525	0.4	223	0.2	302	135.4

Income from continuing operations	356	0.3	2,625	3.1	(2,269)	(86.4)
Income from discontinued operations, net of tax	—	—	1,420	1.7	(1,420)	n/m (1)

Net income	$356	0.3	$4,045	4.8	$(3,689)	(91.2)

(1)	Not meaningful.
     Revenues
Revenues for the three months ended October 2, 2010 increased by $36.2 million, or 43 percent, compared to the three months ended September 26, 2009. Revenues by operating segments increased by $33.5 million in our telecom segment and $2.7 million in our advanced photonics segment during the three months ended October 2, 2010, compared to the three months ended September 26, 2009. The increases were primarily from improvements in market conditions, as compared to the calendar year 2009 economic downturn, in both of our operating segments, and, to some extent, a result of our ability to effectively integrate and realize synergies from our recent mergers and acquisitions, offset in part by certain deferrals and cancellations of orders we experienced towards the end of the current quarter.
For the three months ended October 2, 2010, Huawei Technologies Co., Ltd. (“Huawei”) accounted for $18.3 million, or 15 percent, of our revenues, and Alcatel-Lucent accounted for $16.0 million, or 13 percent, of our revenues. For the three months ended September 26, 2009, Huawei accounted for $11.1 million, or 13 percent, of our revenues.

     Cost of Revenues
Our cost of revenues consists of the costs associated with manufacturing our products, and includes the purchase of raw materials, labor costs and related overhead, including stock-based compensation charges, and the costs charged by our contract manufacturers on the products they manufacture for us. Charges for excess and obsolete inventory, including inventories procured by contract manufacturers on our behalf, the cost of product returns and warranty costs are also included in cost of revenues. Costs and expenses related to our manufacturing resources incurred in connection with the development of new products are included in research and development expense.
Our cost of revenues for the three months ended October 2, 2010 increased by $23.4 million, or 37 percent, from the three months ended September 26, 2009. The increase was primarily related to costs associated with higher volumes of revenue resulting from improved market conditions subsequent to the economic downturn of calendar year 2009, offset in part by decreases from merger-related synergies and realizing the benefits of previous cost reduction efforts described more fully in Note 6, Restructuring Liabilities.
     Gross Profit
Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.
Our gross margin rate increased to 29 percent for the three months ended October 2, 2010, compared to 26 percent for the three months ended September 26, 2009. The increase in gross margin rate was primarily due to operating leverage from higher revenue volumes, synergies from the Avanex merger, including related cost reductions and the internal sourcing of Oclaro components into Avanex products, as well as the impact of other cost reduction efforts during the first quarter of fiscal year 2011 and earlier.
     Research and Development Expenses
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.
Research and development expenses increased to $13.7 million for the three months ended October 2, 2010 from $9.0 million for the three months ended September 26, 2009. The increase was primarily due to increased investment in research and development resources, primarily personnel-related, as we are investing to match the rate of our recent revenue growth. Personnel-related costs increased to $8.2 million for the three months ended October 2, 2010, compared with $5.8 million for the three months ended September 26, 2009. Other costs, including the costs of design tools and facilities-related costs increased to $5.5 million for the three months ended October 2, 2010, compared with $3.2 million for the three months ended September 26, 2009. Research and development expenses were favorably impacted by approximately $0.5 million as a result of the U.K. pound sterling weakening relative to the U.S. dollar.
Over the coming year, we intend to increase our research and development expenditures consistent with the rate of any actual revenue growth, with a bias towards investing in low cost regions where practical.
     Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.
Selling, general and administrative expenses increased to $14.8 million for the three months ended October 2, 2010, from $13.0 million for the three months ended September 26, 2009. The increase was primarily due to the increase in costs incurred in connection with recent mergers and acquisitions, offset in part by merger-related synergies. Personnel-related costs increased to $7.8 million for the three months ended October 2, 2010, compared with $6.7 million for the three months ended September 26, 2009. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, increased to $7.0 million for the three months ended October 2, 2010, compared with $6.3 million for the three months ended September 26, 2009. Selling, general and administrative expenses were favorably impacted by approximately $0.5 million as a result of the U.K. pound sterling weakening relative to the U.S. dollar.
     Restructuring, Merger and Related Costs
In connection with earlier cost reduction and restructuring plans, we accrued $0.3 million in additional employee separation costs, net of adjustments, during the three months ended October 2, 2010. During this period, we initiated a new restructuring plan resulting from our acquisition of Mintera Corporation (“Mintera”). We incurred $0.3 million in employee separation charges under the Mintera plan during the three months ended October 2, 2010 and do not expect to incur significant additional restructuring costs in connection with this plan. During the three months ended October 2, 2010, we also recorded $0.1 million in merger-related professional fees.
During the three months ended September 26, 2009, in connection with earlier cost reduction and restructuring plans, we accrued $0.2 million in additional expenses, net of adjustments, for revised estimates related to lease cancellations and commitments and $1.0 million in additional employee separation costs. During this period we also recorded $0.3 million in merger-related professional fees.
     Gain on Sale of Property and Equipment
For the three months ended September 26, 2009, we recorded a net gain of $0.5 million, primarily related to the sale of certain fixed assets in Villebon, France made surplus in connection with the closing of that facility.
     Other Income (Expense)
Other income (expense) for the three months ended October 2, 2010 decreased by $8.1 million compared to the three months ended September 26, 2009. This decrease was primarily due to $5.3 million in gain from the bargain purchase of Newport’s high power laser diodes business being recorded during the three months ended September 26, 2009. There was also a $2.3 million increase in loss from the re-measurement of short term receivables and payables among certain of our wholly-owned international subsidiaries for fluctuations in the U.S. dollar relative to our other local functional currencies during the corresponding periods. This decrease was also due to a $0.5 million increase in interest expense related to liabilities recognized in the acquisitions of Xtellus, Inc. (“Xtellus”) and Mintera.
     Income Tax Provision (Benefit)
For the three months ended October 2, 2010, our income tax provision of $0.5 million primarily related to our foreign operations. For the three months ended September 26, 2009, our income tax provision of $0.2 million primarily related to income taxes on our operations in the United States, Italy and China.
In the fourth quarter of fiscal year 2010, we determined that it is more-likely-than-not that we will utilize net operating losses in one of our foreign jurisdictions due to current earnings and projections of future profitability. Accordingly, we released $1.3 million of our valuation allowance against $1.3 million of previously unrecognized deferred tax assets during the fourth quarter of fiscal year 2010. This amount represented the entire remaining deferred tax asset related to the accumulated net operating losses of the foreign jurisdiction. Due to the uncertainty surrounding the realization of the tax attributes in other jurisdictions, we have recorded a full valuation allowance against our remaining foreign and domestic deferred tax assets as of October 2, 2010.
     Income from Discontinued Operations
During the three months ended September 26, 2009, we recorded income of $1.4 million from discontinued operations from the sale of our New Focus business. For further details, refer to Note 3, Business Combinations.

Recent Accounting Pronouncements
See Note 1, Basis of Preparation, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding the effect of new accounting pronouncements on our financial statements.
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
We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended July 3, 2010 (“2010 Form 10-K”) related to revenue recognition and sales returns, inventory valuation, business combinations, impairment of goodwill and other intangible assets, accounting for share-based payments and income taxes. It is important that the discussion of our operating results be read in conjunction with the critical accounting policies discussed in our 2010 Form 10-K.
Liquidity and Capital Resources
     Cash Flows from Operating Activities
Net cash used by operating activities for the three months ended October 2, 2010 was $1.0 million, primarily resulting from a $6.3 million decrease in cash due to changes in operating assets and liabilities, partially offset by net income of $0.4 million and non-cash adjustments of $4.9 million. The $6.3 million decrease in cash due to changes in operating assets and liabilities was comprised of a $6.9 million decrease in accrued expenses and other liabilities, a $4.9 million increase in inventory, a $0.6 million increase in accounts receivable and a $0.3 million increase in prepaid expense and other current assets, offset in part by cash generated from a $6.3 million increase in accounts payable and a $0.1 million decrease in other non-current assets. The $4.9 million increase in cash resulting from non-cash adjustments primarily consisted of $3.8 million of expense related to depreciation and amortization and $1.4 million of expense related to stock-based compensation, offset in part by $0.2 million from the amortization of deferred gain from a sales-leaseback transaction.
Net cash used in operating activities for the three months ended September 26, 2009 was $9.1 million, resulting from an increase in our net operating assets and liabilities of $9.4 million and non-cash adjustments of $3.7 million, partially offset by net income of $4.0 million. The $9.4 million decrease in cash due to an increase in net operating assets and liabilities was comprised of a $9.6 million increase in accounts receivable, a $4.1 million decrease in accrued expenses and other liabilities and a $0.5 million increase in prepaid expenses and other current assets, offset by cash generated from a $2.6 million decrease in inventory, a $1.4 million increase in accounts payable and a $0.8 million decrease in other non-current assets. The $3.7 million decrease in cash resulting from non-cash adjustments consisted of $5.3 million in gain from the bargain purchase of Newport’s high-power laser diodes business, $1.4 million in gain from the sale of the New Focus business, $0.5 million in gain from the sale of property and equipment and $0.2 million from the amortization of deferred gain from a sales-leaseback transaction, offset in part by $2.8 million of expense related to depreciation and amortization and $0.9 million of expense related to stock-based compensation.
     Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended October 2, 2010 was $15.6 million, primarily consisting of $10.5 million used in the acquisition of Mintera and $6.9 million used in capital expenditures, which were partially offset by a reduction of $1.7 million in restricted cash related to a facility lease from which we exited during the current quarter.
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
     Cash Flows from Financing Activities
Net cash provided by financing activities of $0.5 million for the three months ended October 2, 2010 primarily resulted from $0.3 million in additional proceeds related to our May 2010 follow-on stock offering due to finalization of our previous estimates of offering related expenses and $0.2 million received from issuance of common stock, primarily through stock option exercises. There were no other significant cash flows from financing activities for the three months ended October 2, 2010 or the three months ended September 26, 2009.
     Effect of Exchange Rates on Cash and Cash Equivalents for the Three Months Ended October 2, 2010 and September 26, 2009
The effect of exchange rates on cash and cash equivalents for the three months ended October 2, 2010 was an increase of $0.1 million, primarily consisting of $0.9 million in net gain due to the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries and from a loss of approximately $1.1 million related to the revaluation of U.S. dollar denominated operating intercompany payables on the books of our subsidiaries.
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
     Credit Facility
As of October 2, 2010, we had a $25.0 million senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders with an expiration date of August 1, 2012. As of October 2, 2010 and July 3, 2010, there were no amounts outstanding under the credit facility. At October 2, 2010, there was $1.5 million in outstanding standby letter of credit with a vendor secured under the credit facility. This standby letter of credit expires in November 2010.
     Future Cash Requirements
As of October 2, 2010, we held $91.1 million in cash and cash equivalents and $2.8 million in restricted cash. In the future, in order to strengthen our financial position, in the event of unforeseen circumstances, or in the event we need to fund our growth in future financial periods, we may need to raise additional funds by any one or a combination of the following: issuing equity securities, debt or convertible debt or the sale of certain product lines and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.
From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses, and we continue to consider potential acquisition candidates. Any such transactions could involve the issuance of a significant number of new equity securities, debt, and/or cash consideration. We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity securities or borrowings. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.

     Off-Balance Sheet Arrangements
We indemnify our directors and certain employees as permitted by law, and have entered into indemnification agreements with our directors and executive officers. We have not recorded a liability associated with these indemnification arrangements, as we historically have not incurred any material costs associated with such indemnification obligations. Costs associated with such indemnification obligations may be mitigated by insurance coverage that we maintain, however, such insurance may not cover any, or may cover only a portion of, the amounts we may be required to pay. In addition, we may not be able to maintain such insurance coverage in the future.
We also have indemnification clauses in various contracts that we enter into in the normal course of business, such as those issued by our bankers in favor of certain suppliers or indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing our products should such products infringe the intellectual property rights of a third party. We have not historically paid out any material amounts related to these indemnifications; therefore, no accrual has been made for these indemnifications.
Other than as set forth above, we are not currently party to any material off-balance sheet arrangements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
We finance our operations through a mixture of the issuance of equity securities, finance leases, working capital and by drawing on our Amended Credit Agreement. Our only exposure to interest rate fluctuations is on our cash deposits. We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is generally invested in short-term deposits with banks accessible within one day’s notice and invested in overnight money market accounts. We believe our interest rate risk is immaterial.
Foreign currency
As our business is multinational in scope, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. In the future we expect that a majority of our revenues will be denominated in U.S. dollars, while a significant portion of our expenses related to our operations in the United Kingdom will be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese yuan, the Korean won, the Israeli shekel, the Swiss franc and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen and Shanghai, China; Daejeon, South Korea; Jerusalem, Israel; Zurich, Switzerland and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.
As of October 2, 2010, our U.K. subsidiary had $34.5 million, net, in U.S. dollar denominated operating intercompany payables and $72.1 million in U.S. dollar denominated accounts receivable related to sales to external customers. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $3.8 million (U.S. dollar strengthening), or loss of $3.8 million (U.S. dollar weakening) on the translation of these receivables, which would be recorded as gain (loss) on foreign exchange in our condensed consolidated statement of operations.
Hedging Program
We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling. We do not currently hedge our exposure to the Chinese yuan, the Korean won, the Israeli shekel, the Swiss franc or the Euro, but we may in the future if conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of October 2, 2010, we held eleven outstanding foreign currency forward exchange contracts with a notional value of

$11.3 million which include put and call options which expire, or expired, at various dates from October 2010 to May 2011 and we have recorded an unrealized gain of $0.4 million to accumulated other comprehensive income in connection with marking these contracts to fair value as of October 2, 2010. It is estimated that a 10 percent fluctuation in the dollar between October 2, 2010 and the maturity dates of the put and call instruments underlying these contracts would lead to a profit of $1.0 million dollars (U.S. dollar weakening) or loss of $0.2 million dollars (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 2, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 2, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the three months ended October 2, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On February 13, 2009, Bijan Badihian filed a complaint against Avanex Corporation and certain of its employees in the Superior Court for the State of California, Los Angeles County. On August 6, 2010, the parties entered into a confidential settlement agreement. On September 10, 2010 the litigation was dismissed with prejudice. Consistent with the terms of the settlement agreement, the Defendants denied any wrongdoing.
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
Risks Related to Our Business
Prior to the year ended July 3, 2010, we had a history of large operating losses and we may not be able to sustain profitability in the future.
We have historically incurred losses and negative cash flows from operations since our inception. As of October 2, 2010, we had an accumulated deficit of $1,079.3 million. Although we generated income from continuing operations for the quarter ended October 2, 2010 and the year ended July 3, 2010 of $0.4 million and $11.0 million, respectively, we incurred losses from continuing operations for the years ended June 27, 2009 and June 28, 2008 of $25.8 million and $23.3 million, respectively. We may not be able to achieve profitability in any future periods. If we are unable to do so, we may need additional financing, which may not be available to us on commercially acceptable terms or at all, to execute on our current or future business strategies.
We may not be able to maintain gross margin levels.
We may not be able to maintain or improve our gross margins, to the extent that current economic uncertainty, changes in customer demand, including a change in product mix between different areas of our business, or other factors, affects our overall revenue, and we are unable to adjust our expenses as necessary. We attempt to reduce our product costs and improve our product mix to offset price competition and erosion expected in most product categories, but there is no assurance that we will be successful. Our gross margins can also be adversely impacted for reasons including, but not limited to, unfavorable production variances, increases in costs of input parts and materials, the timing of movements in our inventory balances, warranty costs and related returns, and possible exposure to inventory valuation reserves. Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations.

Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may increase the other risks that affect our business.
Over the past two years, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, rating downgrades of investments and reduced valuations of securities generally. In light of these economic conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for optical components. While we have seen a short-term improvement in customer demand, and improvements in the economic conditions contributing to that improved customer demand, it is possible that economic conditions could result in further setbacks, and that these customers, or others, could as a result significantly reduce their capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. Prior to the recent improvement in customer demand, these actions had, and in future quarters could have, an adverse impact on our own revenues. In addition, the financial downturn affected the financial strength of certain of our customers, and could adversely affect others. Our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all. In our most recent three months ended October 2, 2010, we experienced order cancellations and delays which, given the recent economic history discussed above, we cannot be certain are short term in nature.
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
Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, in the years ended July 3, 2010, June 27, 2009 and June 28, 2008, our three largest customers accounted for 29 percent, 38 percent and 38 percent of our revenues, respectively. Revenues from any of our major customers may fluctuate significantly in the future, which could have an adverse impact on our business and results of operations.

The majority of our long-term customer contracts do not commit customers to specified buying levels, and our customers may decrease, cancel or delay their buying levels at any time with little or no advance notice to us.
The majority of our customers typically purchase our products pursuant to individual purchase orders or contracts that do not contain purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but many of these customers may decrease, cancel or delay purchase orders already in place, and the impact of any such actions may be intensified given our dependence on a small number of large customers. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short-term and long-term financial and operating goals and result in excess and obsolete inventory. For example, in mid-September 2010, we did experience certain deferrals and cancellation of orders which adversely impacted our financial results.
We may undertake mergers or acquisitions that do not prove successful.
From time to time we consider mergers or acquisitions, collectively referred to as “acquisitions,” of other businesses, assets or companies. We may not be able to identify suitable acquisition candidates at prices we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to successfully and satisfactorily negotiate the terms of the acquisition. Our management may not be able to effectively implement our acquisition plans and internal growth strategy simultaneously. We are also in an industry that is actively consolidating and there is no guarantee that we will successfully bid against third parties, including competitors, when we identify a critical target we want to acquire.
The integration of acquisitions involves a number of risks and presents financial, managerial and operational challenges. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from these acquired entities with our management and personnel. Our failure to identify, consummate or integrate suitable acquisitions could adversely affect our business and results of operations. We cannot readily predict the timing, size or success of our future acquisitions. Failure to successfully implement our acquisition plans could have a material adverse effect on our business, prospects, financial condition and results of operations. Even successful acquisitions could have the effect of reducing our cash balances, diluting the ownership interests of existing stockholders or increasing our indebtedness. For example, our recent acquisition of Xtellus required an immediate issuance of a significant number of newly issued shares of our common stock and we may choose to issue a significant number of additional newly issued shares of our common stock in connection with the “value protection guarantee” provided to Xtellus shareholders in the acquisition. We could also choose to use shares of our common stock to settle the Mintera earnouts, should all, or portions, of these earnouts be achieved in the twelve and/or eighteen month periods subsequent to the acquisition date. We cannot predict with certainty which strategic, financial or operating synergies or other benefits, if any, will actually be achieved from any transaction we undertake, the timing of any such benefits, or whether those benefits which have been achieved will be sustainable on a long-term basis.
Acquisitions could involve a number of other potential risks to our business, including the following, any of which could harm our business:
•	failure to realize the potential financial or strategic benefits of the acquisition;

•	declines in the revenue of the combined company;

•	economic dilution to gross and operating profit and earnings (loss) per share;

•	failure to successfully further develop the combined, acquired or remaining technology, resulting in the impairment of amounts recorded as goodwill or other intangible assets;

•	unanticipated costs and liabilities and unforeseen accounting charges;

•	difficulty in integrating product offerings;

•	difficulty in coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•
difficulty in coordinating and integrating the manufacturing activities of our acquired businesses, including with respect to third-party manufacturers, including executing a production capacity ramp up of our South Korea facility and our contract manufacturers to support the potential revenue demand for the WSS-related products of Xtellus, including managing the manufacturing activities of the laser diode business acquired from Newport while these activities are being transferred from Tucson, Arizona to Europe and Asia, and including transferring certain production of Mintera products to our internal facilities;

•	delays and difficulties in delivery of products and services;

•	failure to effectively integrate or separate management information systems, personnel, research and development, marketing, sales and support operations;

•	difficulty in maintaining controls and procedures;

•	difficulty in preserving important relationships of our acquired businesses and resolving potential conflicts between business cultures;

•	uncertainty on the part of our existing customers, or the customers of an acquired company, about our ability to operate effectively after a transaction, and the potential loss of such customers;

•	loss of key employees;

•	difficulty in coordinating the international activities of our acquired businesses;

•	the effect of tax laws due to increasing complexities of our global operating structure;

•	the effect of employment law or regulations or other limitations in foreign jurisdictions that could have an impact on timing, amounts or costs of achieving expected synergies; and

•	substantial demands on our management as a result of these transactions that may limit their time to attend to other operational, financial, business and strategic issues.
Our integration with merged and acquired businesses has been and will continue to be a complex, time-consuming and expensive process. We cannot assure you that we will be able to successfully integrate these businesses in a timely manner, or at all, or that any of the anticipated benefits from our acquisition of these businesses will be realized. Our failure to achieve the strategic objectives of our mergers and acquisitions could have a material adverse effect on our revenues, expenses and our other operating results and cash resources and could result in us not achieving the anticipated potential benefits of these transactions. In addition, we cannot assure you that the growth rate of the combined company will equal the historical growth rate experienced by any of the companies that we have acquired or merged with. Comparable risks would accompany any divestiture of business or assets we might undertake.
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
As a result of our recent business combinations, we have become a larger and more geographically diverse organization, and if our management is unable to manage the combined organization efficiently, our operating results will suffer.
As of October 2, 2010, we had approximately 2,926 employees in a total of 15 facilities around the world. As a result, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization could have a material adverse effect on our operating results and, as a result, on the market price of our common stock.
We may not successfully transfer the wafer production from the Tucson, Arizona manufacturing operations we acquired from Newport to our European fabrication facilities and realize the anticipated benefits of the acquisition.
Achieving the potential benefits of our July 4, 2009 acquisition from Newport of the laser diodes manufacturing operations in Tucson, Arizona will depend in substantial part on the successful transfer of those manufacturing operations to our European fabrication facilities. We face significant challenges in transferring these operations in a timely and efficient manner. As a result of certain of these challenges, our opportunities to increase revenues in the corresponding business were limited in the quarter ended October 2, 2010, and we expect these limitations to continue into the second quarter of fiscal year 2011. Some of the challenges involved in this transfer include:
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
• delays in qualifying production of the laser diodes in our European fabs could cause disruption to our customers and have an adverse impact on our operating results; and
• we may experience difficulty in the integration of operational, financial and administrative functions and systems to permit effective management, and may experience a lack of control if such integration is not implemented or delayed.
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
Our financial results have been and will continue to be materially impacted by foreign currency fluctuations. At certain times in our history, declines in the value of the U.S. dollar versus the U.K. pound sterling have had a major negative effect on our margins and our cash flow. A significant portion of our expenses are denominated in U.K. pounds sterling and substantially all of our revenues are denominated in U.S. dollars.
Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. From the end of our year ended June 27, 2009 to the end of our year ended July 3, 2010, the U.S. dollar appreciated 8 percent relative to the U.K. pound sterling, which favorably impacted our operating results for fiscal year 2010. If the U.S. dollar stays the same or depreciates relative to the U.K. pound sterling in the future, our future operating results may be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan, the South Korean won, the Israeli shekel, the Swiss franc or the Euro vary more significantly than they have to date.
We engage in currency hedging transactions in an effort to cover some of our exposure to U.S. dollar to U.K. pound sterling currency fluctuations, and we may be required to convert currencies to meet our obligations. These transactions may not operate to fully hedge our exposure to currency fluctuations, and under certain circumstances, these transactions could have an adverse effect on our financial condition.
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
We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. We also depend on a limited number of contract manufacturers, principally Fabrinet in Thailand, to manufacture certain of our products. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers other than Fabrinet and, therefore, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Given the recent macroeconomic downturn, some of our suppliers that may be small or undercapitalized may experience financial difficulties that could prevent them from supplying us materials and equipment.
Any supply deficiencies relating to the quality or quantities of materials or equipment we use to manufacture our products could materially adversely affect our ability to fulfill customer orders and our results of operations. Lead times for the purchase of certain materials and equipment from suppliers have increased and in some cases have limited our ability to rapidly respond to increased demand, and may continue to do so in the future. These conditions have been exacerbated by suppliers, customers and companies reducing their inventory levels in response to the economic conditions described above.
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
During year ended July 3, 2010, we recorded goodwill of $20.0 million and other intangible assets of $9.8 million primarily in connection with our acquisitions of the Newport high-power laser diodes business and Xtellus. During the first quarter of fiscal year 2011, we also recorded goodwill of $10.9 million and other intangible assets of $11.7 million in connection with our acquisition of Mintera. In the event that we determine in a future period that impairment of our goodwill, intangible assets or long-lived assets exists for any reason, we would record additional impairment charges in the period such determination is made, which would adversely impact our financial position and results of operations.
We may incur additional significant restructuring charges that will adversely affect our results of operations.
We have previously enacted a series of restructuring plans and cost reduction plans designed to reduce our manufacturing overhead and our operating expenses. Such charges have adversely affected, and will continue to adversely affect, our results of operations for the periods in which such charges have been, or will be, incurred. Additionally, actual costs have in the past, and may in the future, exceed the amounts estimated and provided for in our financial statements. Significant additional charges could materially and adversely affect our results of operations in the periods that they are incurred and recognized.
For instance, we accrued $5.4 million and $2.2 million in restructuring charges during fiscal year 2009 and 2010, respectively, in connection with our merger with Avanex. On July 4, 2009, we completed the exchange of our New Focus business to Newport in exchange for Newport’s high powered laser diode business, which resulted in us incurring $0.5 million in restructuring charges in fiscal year 2010 in connection with the transfer of the Tucson manufacturing operations to our European facilities, an activity which has inherent risk as to the ability to execute and timing to completion. While restructuring activities associated with our acquisitions of Xtellus and Mintera are expected to be more limited, the costs and execution risk of the corresponding actions could be significant.
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
For example, on May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. QinetiQ’s original complaint alleged infringement of United States Patent Nos. 5,410,625 and 5,428,698, and sought a permanent injunction, money damages, costs, and attorneys’ fees. We filed an answer to the complaint and stated counterclaims against QinetiQ for judgments that the patents-in-suit are invalid and unenforceable. Additionally, we filed a motion to transfer venue to the Northern District of California, which was granted on December 18, 2009. After transfer, the litigation was assigned Civil Action No. 4:10-cv-00080-SBA by the Northern District Court. On June 21, 2010, QinetiQ amended its complaint to allege infringement of a third patent, U.S. Patent No. 5,379,354. We answered QinetiQ’s amended complaint and asserted fraud counterclaims against QinetiQ. A trial in this matter has not yet been set. We believe the claims asserted against us by QinetiQ are without merit and will continue to defend ourselves vigorously, but litigation is inherently uncertain and accordingly we cannot assure you of a positive outcome.
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
Certain companies in the telecommunications and optical components markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and our competitors. Optical component suppliers may seek to gain a competitive advantage or other third parties, inside or outside our market, may seek an economic return on their intellectual property portfolios by making infringement claims against us. We currently in-license certain intellectual property of third-parties, and in the future, we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could be used to inhibit or prohibit our production and sale of existing products and our development of new products for our markets. Licenses granting us the right to use third-party technology may not be available on commercially reasonable terms, or at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results. In addition, in the event we are granted such a license, it is likely such license would be non-exclusive and other parties, including competitors, may be able to utilize such technology. Our larger competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage. In addition, our larger competitors may be able to buy such technology and preclude us from licensing or using such technology.
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
In addition, certain former employees from prior mergers or acquisitions that are now employed by us may decide to no longer work for us with little or no notice for a number of reasons, including dissatisfaction with our corporate culture, compensation, and new roles or responsibilities, among others.
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
We have in the past, and may in the future, merge with or acquire companies that have either experienced material weaknesses in their internal controls over financial reporting or have had no previous reporting obligations under Sarbanes-Oxley. A lack of effective internal control over our financial reporting could result in an inability to report our financial results accurately, which could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
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
The parties have reached a global settlement of the litigation. On October 5, 2009, the Court entered an order certifying a settlement class and granting final approval of the settlement. Under the settlement, the insurers will pay the full amount of the settlement share allocated to New Focus, Bookham Technology and Avanex, and New Focus, Bookham Technology and Avanex will bear no financial liability. New Focus, Bookham Technology and Avanex, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, will receive complete dismissals from the case. Certain objectors have appealed the Court’s October 5, 2009 order to the Second Circuit Court of Appeals. If for any reason the settlement does not become effective, we believe that Bookham Technology, New Focus and Avanex have meritorious defenses to the claims, but litigation is inherently uncertain and we cannot assure you of a positive outcome.
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

•
financial results or projections that fail to meet public market analysts’ expectations and changes in stock market analysts’ recommendations regarding us, other optical technology companies or the telecommunication industry in general;

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
In connection with our acquisition of Xtellus in December 2009, approximately 3.7 million of the shares of our common stock that we issued to Xtellus stockholders are or were subject to sale, transfer and other disposition restrictions. The restrictions lapsed on half of such shares six months after the closing date of the transaction and lapse on the remainder of such shares 12 months after the closing date of the transaction. The sale of these shares after the restrictions lapse could negatively impact our stock price. In addition, in connection with our recent acquisition of Mintera in July 2010, we may pay up to $20.0 million in additional revenue-based consideration to former stockholders of Mintera, determined based on a set of sliding scale formulas, to the extent revenue from Mintera products is more than $29.0 million in the twelve months following the acquisition and/or more than $40.0 million in the 18 months following the acquisition. Achieving cumulative revenues of $40 million over the next 12 months and $70.0 million over the next 18 month period would lead to the maximum $20.0 million in additional consideration. This earnout consideration, if any, will be payable in cash or, at our option, newly issued shares of our common stock, or a combination of cash and stock. The issuance, if any, and subsequent sale of these shares could also negatively impact our stock price.

Our shares of common stock and the shares of our customers and competitors have experienced substantial price and volume fluctuations, in many cases without any direct relationship to the affected company’s operating performance. An outgrowth of this market volatility is the significant vulnerability of our stock price and the stock prices of our customers and competitors to any actual or perceived fluctuation in the strength of the markets we serve, regardless of the actual consequence of such fluctuations. As a result, the market prices for stock in these companies are highly volatile. These broad market and industry factors have caused the market price of our common stock to fluctuate, and may in the future cause the market price of our common stock to fluctuate, regardless of our actual operating performance or the operating performance of our customers.
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
We may not be able to raise capital when desired on favorable terms without dilution to our stockholders, or at all.
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
Some provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable. These include provisions:
•	authorizing the board of directors to issue preferred stock;

•	prohibiting cumulative voting in the election of directors;

•	limiting the persons who may call special meetings of stockholders;

•	prohibiting stockholder actions by written consent;

•	creating a classified board of directors pursuant to which our directors are elected for staggered three-year terms;

•	permitting the board of directors to increase the size of the board and to fill vacancies;

•	requiring a super-majority vote of our stockholders to amend our bylaws and certain provisions of our certificate of incorporation; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

OCLARO, INC.
Date: November 10, 2010	By:	/s/ Jerry Turin
Jerry Turin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
2.1
Agreement of Merger, dated as of July 20, 2010, by and among Oclaro, Inc., Nikko Acquisition Corp., Mintera Corporation and Shareholder Representative Services LLC (previously filed as Exhibit 2.1 to our current report on Form 8-K, filed with the SEC on July 26, 2010, and incorporated herein by reference).

10.1	Variable Pay Program (previously filed as Exhibit 5.02 to our current report on Form 8-K, filed with the SEC on August 2, 2010, and incorporated herein by reference)

10.2
Amended and Restated Employment Agreement, dated August 4, 2010, by and between Oclaro, Inc. and Alain Couder (previously filed as Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on August 10, 2010, and incorporated herein by reference).

10.3
Oclaro, Inc. Amended and Restated 2004 Stock Incentive Plan (previously filed as Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on October 28, 2010, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.