Form 10-Q
period 2011-01-01
OCLARO, INC.
filed 2011-02-10
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 1, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________
Commission file number 000-30684
OCLARO, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1303994 (I.R.S. Employer Identification Number)
2560 Junction Avenue, San Jose, California 95134
(Address of principal executive offices, zip code)
(408) 383-1400
(Registrant’s telephone number, including area code)

2584 Junction Avenue, San Jose, California 95134
(Former address of principal executive offices, zip code)

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
Yes ☐ No ☑
Number of shares of common stock outstanding as of February 4, 2011: 49,941,880

OCLARO, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	January 1, 2011	July 3, 2010
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$77,279	$107,176
Restricted cash	845	4,458
Accounts receivable, net	105,715	93,412
Inventories	82,840	62,570
Prepaid expenses and other current assets	15,858	14,905

Total current assets	282,537	282,521

Property and equipment, net	54,086	37,516
Other intangible assets, net	21,060	10,610
Goodwill	30,904	20,000
Other non-current assets	10,094	10,148

Total assets	$398,681	$360,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,763	$50,103
Accrued expenses and other liabilities	45,520	35,404

Total current liabilities	107,283	85,507

Deferred gain on sale-leaseback	12,899	12,969
Other non-current liabilities	14,631	9,785

Total liabilities	134,813	108,261

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 90,000 shares authorized; 49,931 and 49,396 shares issued and outstanding at January 1, 2011 and July 3, 2010, respectively	499	494
Additional paid-in capital	1,308,538	1,304,779
Accumulated other comprehensive income	34,334	26,907
Accumulated deficit	(1,079,503)	(1,079,646)

Total stockholders’ equity	263,868	252,534

Total liabilities and stockholders’ equity	$398,681	$360,795

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010
	(Thousands, except per share amounts)
Revenues	$120,299	$93,574	$241,646	$178,684
Cost of revenues	84,556	68,715	171,077	131,834

Gross profit	35,743	24,859	70,569	46,850
Operating expenses:
Research and development	15,696	9,675	29,407	18,689
Selling, general and administrative	15,149	14,835	29,962	27,798
Amortization of intangible assets	739	125	1,358	250
Restructuring, acquisition and related costs	903	3,040	1,573	4,539
Legal settlements	1,678	—	1,678	—
Gain on sale of property and equipment	(48)	(71)	(69)	(603)

Total operating expenses	34,117	27,604	63,909	50,673

Operating income (loss)	1,626	(2,745)	6,660	(3,823)
Other income (expense):
Interest income	9	2	16	25
Interest expense	(479)	(33)	(1,052)	(121)
Gain (loss) on foreign currency translation	(1,119)	793	(4,706)	(483)
Other income	—	28	—	5,295

Total other income (expense)	(1,589)	790	(5,742)	4,716

Income (loss) from continuing operations before income taxes	37	(1,955)	918	893
Income tax provision	250	524	775	747

Income (loss) from continuing operations	(213)	(2,479)	143	146
Income from discontinued operations, net of tax	—	—	—	1,420

Net income (loss)	$(213)	$(2,479)	$143	$1,566

Basic net income (loss) per share:
Income (loss) per share from continuing operations	$—	$(0.07)	$—	$—
Income per share from discontinued operations	—	—	—	$0.04

Basic net income (loss) per share	$—	$(0.07)	$—	$0.04

Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$—	$(0.07)	$—	$—
Income per share from discontinued operations	—	—	—	$0.04

Diluted net income (loss) per share	$—	$(0.07)	$—	$0.04

Shares used in computing net income (loss) per share:
Basic	48,262	37,980	48,189	37,624
Diluted	48,262	37,980	51,109	38,830
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	January 1, 2011	January 2, 2010
	(Thousands)
Cash flows from operating activities:
Net income	$143	$1,566
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred gain on sale-leaseback	(458)	(466)
Depreciation and amortization	8,053	5,736
Gain on bargain purchase	—	(5,267)
Gain on sale of discontinued operations	—	(1,420)
Stock-based compensation expense	3,032	1,951
Other non-cash adjustments	(70)	(609)
Changes in operating assets and liabilities:
Accounts receivable, net	(6,135)	(10,238)
Inventories	(14,450)	5,462
Prepaid expenses and other current assets	(238)	(1,201)
Other non-current assets	105	1,590
Accounts payable	8,033	6,634
Accrued expenses and other liabilities	(5,348)	(7,295)

Net cash used in operating activities	(7,333)	(3,557)

Cash flows from investing activities:
Purchases of property and equipment	(18,681)	(2,368)
Proceeds from sales of property and equipment	69	691
Sales and maturities of available-for-sale investments	—	9,258
Transfer (to) from restricted cash	3,693	(95)
Cash (paid for) received from business combinations	(10,482)	3,277

Net cash provided by (used in) investing activities	(25,401)	10,763

Cash flows from financing activities:
Proceeds from issuance of common stock, net	625	—
Repayment of loans	—	(52)

Net cash provided by (used in) financing activities	625	(52)

Effect of exchange rate on cash and cash equivalents	2,212	16
Net increase (decrease) in cash and cash equivalents	(29,897)	7,170
Cash and cash equivalents at beginning of period	107,176	44,561

Cash and cash equivalents at end of period	$77,279	$51,731

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Oclaro, Inc., a Delaware corporation, (“Oclaro,” “we,” “us” or “our”) as of January 1, 2011 and for the three and six months ended January 1, 2011 and January 2, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X, and include the accounts of Oclaro and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three and six months ended January 1, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending July 2, 2011.
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
Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ended July 3, 2010 was a 53 week year, with the quarter ended January 2, 2010 being a 14 week quarterly period. Our fiscal year ended July 2, 2011 will be a 52 week year, with the quarter ended January 1, 2011 being a 13 week quarterly period.
Reclassifications
For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. With the exception of those discussed below, these reclassifications did not affect our consolidated net income, cash flows, cash and cash equivalents or stockholders’ equity, as previously reported.
During the second quarter of fiscal year 2010, we finalized the purchase accounting with respect to our acquisition of Newport Corporation’s (“Newport”) high power laser diodes business and the disposition of our New Focus business. Our final assessment resulted in the gain on bargain purchase increasing from $0.7 million as originally reported to $5.3 million and the income from discontinued operations increasing from $1.3 million as originally reported to $1.4 million during the second quarter of fiscal year 2010.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three or six months ended January 1, 2011 that are of significance, or potential significance, to us.

Comprehensive Income (Loss)
For the three and six months ended January 1, 2011 and January 2, 2010, comprehensive income (loss) is primarily comprised of our net income (loss), changes in the unrealized gain (loss) on currency instruments designated as cash flow hedges, unrealized loss on short-term investments and currency translation adjustments.
The components of comprehensive income (loss) were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010
	(Thousands)
Net income (loss)	$(213)	$(2,479)	$143	$1,566
Other comprehensive income (loss):
Unrealized gain (loss) on currency instruments designated as cash flow hedges	(288)	354	35	331
Currency translation adjustments	1,779	(1,101)	7,392	446
Unrealized loss on short-term investments	—	—	—	(7)

Comprehensive income (loss)	$1,278	$(3,226)	$7,570	$2,336

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at January 1, 2011:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents (1):
Money market funds	$48,196	$—	$—	$48,196
Prepaid expenses and other current assets:
Unrealized gain on currency instruments designated as cash flow hedges	—	84	—	84

Total assets measured at fair value	$48,196	$84	$—	$48,280

Liabilities:
Accrued expenses and other liabilities:
Escrow liability for Xtellus acquisition (2)	$—	$6,767	$—	$6,767
Earnout liability for Mintera acquisition (2)	—	—	4,465	4,465
Other non-current liabilities:
Earnout liability for Mintera acquisition (2)	—	—	11,134	11,134

Total liabilities measured at fair value	$—	$6,767	$15,599	$22,366

(1)	Excludes $29.1 million in cash held in our bank accounts at January 1, 2011.

(2)	Includes interest expense accrued during the six months ended January 1, 2011.

The following table provides details regarding the changes in assets and liabilities classified within Level 3 from July 3, 2010 to January 1, 2011:

	Fair Value Measured and Recorded Using Significant Unobservable Inputs (Level 3)
	Accrued Expenses	Other
	and Other	Non-Current
	Liabilities	Liabilities
	(Thousands)
Balance at July 3, 2010	$—	$—
Earnout liabilities from Mintera acquisition	4,338	10,810
Interest expense on Mintera earnout liabilities	127	324

Balance at January 1, 2011	$4,465	$11,134

Derivative Financial Instruments
At the end of each accounting period, we mark-to-market all foreign currency forward exchange contracts that have been designated as cash flow hedges and changes in fair value are recorded in accumulated other comprehensive income until the underlying cash flow is settled and the contract is recognized in other income (expense) in our condensed consolidated statements of operations. As of January 1, 2011, we held sixteen outstanding foreign currency forward exchange contracts to sell U.S. dollars and buy U.K. pounds sterling. All of these contracts have been designated as cash flow hedges. These contracts had an aggregate notional value of approximately $17.5 million of put and call options which expire, or expired, at various dates ranging from January 2011 through November 2011. To date, we have not entered into any such contracts for longer than 12 months and, accordingly, all amounts included in accumulated other comprehensive income as of January 1, 2011 will generally be reclassified into other income (expense) within the next 12 months. As of January 1, 2011, each of the sixteen designated cash flow hedges was determined to be fully effective; therefore, we recorded an unrealized gain of $0.1 million to accumulated other comprehensive income related to recording the fair value of these foreign currency forward exchange contracts.
Note 3. Business Combinations
During the three and six months ended January 1, 2011, we recorded nil and $0.1 million, respectively, in legal and other direct acquisition-related costs in connection with business combinations. During the three and six months ended January 2, 2010, we recorded $1.2 million and $1.6 million, respectively, in legal and other direct acquisition-related costs in connection with business combinations. These costs are recorded within restructuring, acquisition and related costs in our condensed consolidated statement of operations.
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
During the three and six months ended January 1, 2011, we recorded $0.1 million and $0.4 million in interest expense related to the Xtellus escrow liability. During the first quarter of fiscal year 2011, we reclassified this escrow liability from other non-current liabilities to accrued expenses and other liabilities.
We also reassessed the fair value of the Xtellus valuation protection guarantee during the current quarter. Based on the criteria established in the merger agreement for the guarantee with Xtellus, no liability is due. The guarantee expired in December 2010.
Further description of the Xtellus acquisition is included in Note 3, Business Combinations, of our 2010 Form 10-K.
Acquisition of Mintera
On July 21, 2010, we acquired Mintera, a privately-held company providing high-performance optical transport sub-systems solutions. We accounted for the assets acquired and liabilities assumed from this acquisition using the purchase method of accounting. Under the terms of this agreement, we paid $10.5 million in cash to the former security holders and creditors of Mintera at the time of close and assumed $1.5 million in liabilities due by the security holders of Mintera, which we paid during the three months ended October 2, 2010. We also agreed to pay additional revenue-based consideration whereby former security holders of Mintera are entitled to receive up to $20.0 million, determined based on a set of sliding scale formulas, to the extent revenue from Mintera products is more than $29.0 million in the 12 months following the acquisition and/or more than $40.0 million in the 18 months following the acquisition. The earnout consideration, if any, will be payable in cash or, at our option, newly issued shares of our common stock, or a combination of cash and stock. Achieving cumulative revenues of $40.0 million over the next 12 month period and $70.0 million over the next 18 month period would lead to the maximum $20.0 million in additional consideration. The estimated fair value of this obligation was determined using management estimates of the total amounts expected to be paid based on estimated future operating results, discounted to its present value using our incremental borrowing cost. The estimated fair value of this obligation was $15.1 million at the acquisition date, and has been recorded in accrued expenses and other liabilities and other non-current liabilities in our condensed consolidated balance sheet at January 1, 2011. We reassessed the fair value of this obligation during the current quarter determining that its value should remain at $15.1 million (plus accrued interest from the acquisition date) as of January 1, 2011. During the three and six months ended January 1, 2011, we recorded $0.3 million and $0.5 million in interest expense related to this liability.
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

Our allocation of the purchase price of Mintera, based on the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, is as follows:

Purchase Price
(Thousands)
Restricted cash	$41
Accounts receivable, net	3,053
Inventories	2,592
Prepaid expenses and other current assets	130
Property and equipment, net	3,202
Other intangible assets	11,740
Accounts payable	(1,947)
Accrued expenses and other current liabilities	(4,085)

Fair value of assets acquired and liabilities assumed	14,726
Goodwill	10,904

Total purchase price	$25,630

During the current quarter, we completed our fair value assessment of the Mintera acquisition, which resulted in no change to the estimated fair values of the assets acquired and liabilities assumed from the amounts we previously reported in our Form 10-Q for the period ended October 2, 2010.
Unaudited Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Mintera had occurred as of June 28, 2009, the first day of our fiscal year 2010:

	Three Months Ended		Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
	(Thousands)		(Thousands)
Revenues	$120,299	$100,436	$242,114	$192,408
Loss from continuing operations	$(213)	$(3,926)	$(2,215)	$(2,748)
Net loss	$(213)	$(3,926)	$(2,215)	$(1,328)
Net loss per share — basic	$—	$(0.10)	$(0.05)	$(0.04)
Net loss per share — diluted	$—	$(0.10)	$(0.05)	$(0.04)
Shares used in computing net loss per share — basic	48,262	37,980	48,189	37,624
Shares used in computing net loss per share — diluted	48,262	37,980	48,189	37,624
This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Mintera acquisition been consummated as of that time, nor is it intended to be a projection of future results. In addition, this unaudited pro forma financial information does not include the impact of additional acquisitions completed in fiscal year 2010.

Note 4. Balance Sheet Details
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	January 1, 2011	July 3, 2010
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$29,083	$23,962
Money market funds	48,196	83,214

	$77,279	$107,176

The following table provides details regarding our inventories at the dates indicated:

	January 1, 2011	July 3, 2010
	(Thousands)
Inventories:
Raw materials	$33,530	$17,732
Work-in-process	32,503	32,491
Finished goods	16,807	12,347

	$82,840	$62,570

The following table provides details regarding our property and equipment, net at the dates indicated:

	January 1, 2011	July 3, 2010
	(Thousands)
Property and equipment, net:
Buildings	$16,547	$16,104
Plant and machinery	118,903	97,186
Fixtures, fittings and equipment	1,368	1,142
Computer equipment	13,063	12,232

	149,881	126,664
Less: Accumulated depreciation	(95,795)	(89,148)

	$54,086	$37,516

The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	January 1, 2011	July 3, 2010
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$5,975	$4,464
Compensation and benefits related accruals	7,806	8,688
Warranty accrual	2,241	2,437
Restructuring accrual	1,379	4,338
Escrow liability for Xtellus acquisition (1)	6,767	—
Earnout liability for Mintera acquisition (2)	4,465	—
Other accruals	16,887	15,477

	$45,520	$35,404

(1)
Includes interest expense accrued during the six months ended January 1, 2011. During the first quarter of fiscal year 2011, we reclassified this escrow liability from other non-current liabilities to accrued expenses and other liabilities.

(2)	Includes interest expense accrued during the six months ended January 1, 2011.

The following table presents details regarding our other non-current liabilities at the dates indicated:

	January 1, 2011	July 3, 2010
	(Thousands)
Other non-current liabilities
Escrow liability for Xtellus acquisition (1)	$—	$6,324
Earnout liability for Mintera acquisition (2)	11,134	—
Other non-current liabilities	3,497	3,461

	$14,631	$9,785

(1)	During the first quarter of fiscal year 2011, we reclassified this escrow liability from other non-current liabilities to accrued expenses and other liabilities.

(2)	Includes interest expense accrued during the six months ended January 1, 2011.
The following table presents the components of accumulated other comprehensive income at the dates indicated:

	January 1, 2011	July 3, 2010
	(Thousands)
Accumulated other comprehensive income:
Unrealized gain on currency instruments designated as cash flow hedges	$84	$49
Currency translation adjustments	35,403	28,011
Swiss defined benefit plan	(1,153)	(1,153)

	$34,334	$26,907

Note 5. Goodwill and Other Intangible Assets
In connection with our acquisition of Mintera on July 21, 2010, we recorded $10.9 million in goodwill and $11.7 million in other intangible assets. The other intangible assets acquired from Mintera consist of core and current technology assets of $6.0 million with a weighted-average life of 6 years, development agreement of $3.4 million with a weighted-average life of 7 years, customer relationships of $1.4 million with a weighted-average life of 8.5 years, manufacturing software of $0.7 million with a weighted-average life of 6 years, patents of $0.1 million with a weighted-average life of 5.5 years, trade names of $80,000 with a weighted-average life of 1.5 years and backlog of $30,000 with a weighted-average life of 1.5 years.
The following table provides details regarding the changes in our goodwill and other intangible assets from July 3, 2010 to January 1, 2011:

		Other Intangible Assets
			Accumulated	Net Book
	Goodwill	Cost	Amortization	Value
	(Thousands)
Balance at July 3, 2010	$20,000	$12,815	$(2,205)	$10,610
Acquired	10,904	11,740	—	11,740
Amortization	—	—	(1,358)	(1,358)
Exchange rate adjustment	—	68	—	68

Balance at January 1, 2011	$30,904	$24,623	$(3,563)	$21,060

The following table reflects the components of other intangible assets, net at the dates indicated:

	January 1,	July 3,
	2011	2010
	(Thousands)
Other intangible assets, net
Supply agreements	$3,124	$3,056
Customer relationships	3,200	1,760
Core and current technology	10,939	4,909
Patent portfolio	2,910	2,780
Development agreement	3,350	—
Manufacturing software	680	—
Backlog	140	110
Tradename	280	200

	24,623	12,815
Less: Accumulated amortization	(3,563)	(2,205)

	$21,060	$10,610

Amortization of other intangible assets for the three and six months ended January 1, 2011 was $0.7 million and $1.4 million, respectively. Amortization of other intangible assets for the three and six months ended January 2, 2010 was $0.1 million and $0.3 million, respectively. Amortization is recorded as an operating expense within our condensed consolidated statements of operations. Estimated future amortization expense of other intangible assets is $1.4 million for the remaining six months of fiscal year 2011, $3.3 million for each of the fiscal years 2012 to 2015 and $3.0 million for fiscal year 2016.
Note 6. Restructuring Liabilities
The following table summarizes activities related to our restructuring liabilities for the six months ended January 1, 2011:

					Accrued
	Accrued	Amounts			Restructuring
	Restructuring	Charged to			Costs at
	Costs at July	Restructuring	Amounts		January 1,
	3, 2010	Costs	Paid	Adjustments	2011
	(Thousands)
Lease cancellations and commitments and other charges	$4,107	$—	$(2,951)	$(257)	$899
Termination payments to employees and related costs	231	1,103	(865)	11	480

Total accrued restructuring charges	$4,338	$1,103	$(3,816)	$(246)	$1,379

We accrued $0.2 million and $0.5 million in additional employee separation costs during the three and six months ended January 1, 2011 in connection with cost reduction and restructuring plans initiated prior to fiscal year 2011. During the first quarter of fiscal year 2011, we initiated a new restructuring plan in connection with our acquisition of Mintera. We incurred $0.2 million and $0.6 million in employee separation charges under the Mintera plan during the three and six months ended January 1, 2011 and do not expect to incur significant additional restructuring costs under this plan. During the three and six months ended January 1, 2011, we also recorded reductions to our restructuring reserve of $0.1 million and $0.2 million resulting from revised estimates for lease cancelation and commitment and other charges.

Note 7. Credit Facility
As of January 1, 2011, we had a $25.0 million senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders with an expiration date of August 1, 2012. As of January 1, 2011 and July 3, 2010, there were no amounts outstanding under the credit facility. At January 1, 2011, we had a standby letter of credit in the amount of $1.5 million with a vendor secured under the credit facility. This standby letter of credit expires in March 2011.
Note 8. Post-Retirement Benefits
Switzerland Defined Benefit Plan (“Swiss Plan”)
Net periodic pension costs associated with our Swiss Plan for the three and six months ended January 1, 2011 included the following components:

	Three Months	Six Months
	Ended	Ended
	January 1,	January 1,
	2011	2011
	(Thousands)
Service cost	$436	$855
Interest cost	183	359
Expected return on plan assets	(241)	(473)

Net periodic pension costs	$378	$741

During the three and six months ended January 1, 2011, we contributed $0.5 million and $1.0 million, respectively, to our Swiss Plan. We currently anticipate contributing an additional $0.5 million to this pension plan in the remainder of fiscal year 2011.
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

The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010
	(Thousands)
Warranty provision — beginning of period	$2,736	$2,317	$2,437	$2,228
Warranties assumed in acquisitions	—	93	357	248
Warranties issued	444	928	876	1,700
Warranties utilized or expired	(916)	(821)	(1,480)	(1,664)
Currency translation adjustment	(23)	(31)	51	(26)

Warranty provision — end of period	$2,241	$2,486	$2,241	$2,486

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
On May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372 was filed in the United States District Court for the District of Delaware. QinetiQ’s original complaint alleged infringement of United States Patent Nos. 5,410,625 and 5,428,698, and sought a permanent injunction, money damages, costs, and attorneys’ fees. Oclaro filed an answer to the complaint and stated counterclaims against QinetiQ for judgments that the patents-in-suit are invalid and unenforceable. Additionally, we filed a motion to transfer venue to the Northern District of California, which was granted on December 18, 2009. After transfer, the litigation was assigned Civil Action No. 4:10-cv-00080-SBA by the Northern District Court. On June 21, 2010, QinetiQ amended its complaint to allege infringement of a third patent, U.S. Patent No. 5,379,354. We answered QinetiQ’s amended complaint and asserted fraud counterclaims against QinetiQ. In December 2010, we entered into a binding memorandum of understanding with QinetiQ.
On December 6, 2010, a bankruptcy preferential transfer avoidance action was filed by Nortel Networks Inc. et al.

against Oclaro Technology Ltd. (formerly Bookham Technology, Plc.) and Oclaro (North America), Inc. (formerly Avanex Corporation) in the United States Bankruptcy Court for the District of Delaware, Adversary Proceeding No. 10-55919-KG. The complaint alleges, among other things, that Nortel Networks Inc., and/or its affiliated debtors in the Chapter 11 bankruptcy cases also pending before the Delaware Bankruptcy Court (Jointly Administered Case No. 09-10138-KG), made at least $4,593,152 in preferential transfers to the defendants’ predecessors, Bookham Technology Plc. and Avanex Corporation, in the 90 days prior to the commencement of the Nortel Chapter 11 bankruptcy cases on January 14, 2009. We intend to vigorously contest the claims set forth in the complaint.
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
As of January 1, 2011, there were approximately 4.0 million shares of our common stock available for grant under the Plan. We generally grant stock options that vest over a four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors.
The following table summarizes the combined activity under all of our equity incentive plans for the six months ended January 1, 2011:

	Shares	Stock	Weighted-	Restricted Stock	Weighted-
	Available	Options	Average	Awards / Units	Average Grant
	For Grant	Outstanding	Exercise Price	Outstanding	Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at July 3, 2010	1,089	3,186	$8.78	703	$6.42
Granted	(1,095)	718	11.13	354	11.28
Exercised or released	—	(84)	3.64	(254)	5.61
Cancelled or forfeited	41	(84)	6.84	(90)	6.91
Increase in available for grant	4,000	—	—	—	—

Balances at January 1, 2011	4,035	3,736	$8.84	713	$9.06

Supplemental disclosure information about our stock options outstanding as of January 1, 2011 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(Thousands)		(Years)	(Thousands)
Options exercisable at January 1, 2011	1,546	$11.14	6.6	$9,632
Options outstanding at January 1, 2011	3,736	8.84	7.7	22,829
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $13.15 on December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 1.2 million shares of common stock subject to in-the-money options which were exercisable as of January 1, 2011. We settle employee stock option exercises with newly issued shares of common stock.

Note 11. Stock-based Compensation
We recognize compensation expense in our statement of operations related to all share-based awards, including grants of stock options, based on the grant date fair value of such share-based awards. Estimating the grant date fair value of such share-based awards requires us to make judgments in the determination of inputs into the Black-Scholes stock option pricing model which we use to arrive at an estimate of the grant date fair value for such awards. The assumptions used in this model to value stock option grants for the three and six months ended January 1, 2011 and January 2, 2010 were as follows:

	Three Months Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010
Expected life	4.5 years	4.5 years	4.5 years	4.5 years
Risk-free interest rate	1.0%	2.1%	1.2%	2.2%
Volatility	97.2%	95.6%	96.7%	99.9%
Dividend yield	—	—	—	—
The amounts included in cost of revenues and operating expenses for stock-based compensation for the three and six months ended January 1, 2011 and January 2, 2010 were as follows:

	Three Months Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$350	$219	$660	$414
Research and development	391	290	709	499
Selling, general and administrative	933	522	1,663	1,038

	$1,674	$1,031	$3,032	$1,951

Stock-based compensation by type of award:
Stock options	$907	$838	$1,670	$1,628
Restricted stock awards	828	258	1,470	437
Inventory adjustment to cost of revenues	(61)	(65)	(108)	(114)

	$1,674	$1,031	$3,032	$1,951

As of January 1, 2011 and July 3, 2010, we had capitalized approximately $0.3 million and $0.2 million, respectively, of stock-based compensation as inventory.
Note 12. Income Taxes
The total amount of our unrecognized tax benefits as of January 1, 2011 and July 3, 2010 was approximately $8.4 million. For the three and six months ended January 1, 2011, we had $0.5 million in unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not expect that changes to our unrecognized tax benefits will be significant in the next twelve months. We are currently under audit in France and Canada. We do not anticipate any significant adjustment to our financial position or results of operations as a result of these examinations.

Note 13. Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010
	(Thousands,except per share amounts)
Net income (loss)	$(213)	$(2,479)	$143	$1,566

Weighted-average shares — basic	48,262	37,980	48,189	37,624
Effect of dilutive potential common shares from:
Stock options	—	—	1,615	791
Restricted stock awards	—	—	773	335
Obligations under escrow agreement	—	—	532	80

Weighted-average shares — diluted	48,262	37,980	51,109	38,830

Basic net income (loss) per share	$—	$(0.07)	$—	$0.04
Diluted net income (loss) per share	$—	$(0.07)	$—	$0.04
Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and obligations under escrow agreements during such period.
For the three months ended January 1, 2011, we excluded 5.1 million of outstanding stock options, warrants and restricted stock units from the calculation of diluted net income per share because their effect would have been anti-dilutive. For the three months ended January 2, 2010, we excluded 5.4 million of outstanding stock options, warrants and restricted stock units from the calculation of diluted net income per share because their effect would have been anti-dilutive. For the six months ended January 1, 2011, we excluded 1.9 million of outstanding stock options and warrants from the calculation of diluted net income per share because their effect would have been anti-dilutive. For the six months ended January 2, 2010, we excluded 4.5 million of outstanding stock options and warrants from the calculation of diluted net income per share because their effect would have been anti-dilutive.
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

Segment revenues for the three and six months ended January 1, 2011 and January 2, 2010 were as follows:

	Three Months Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010
	(Thousands)
Revenues:
Telecom	$108,274	$82,178	$216,096	$156,444
Advanced photonics solutions	12,025	11,396	25,550	22,240

Consolidated revenues	$120,299	$93,574	$241,646	$178,684

The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended		Six Months Ended
	January 1,	January 2,	January 1,	January 2,
	2011	2010	2011	2010
	(Thousands)
United States	$17,892	$17,462	$37,556	$34,987
Canada	2,783	3,748	6,184	8,739
Europe	34,859	22,840	70,283	42,993
Asia	56,333	42,998	110,662	78,558
Rest of world	8,432	6,526	16,961	13,407

	$120,299	$93,574	$241,646	$178,684

     Significant Customers and Concentration of Credit Risk
For the three months ended January 1, 2011, Huawei Technologies Co., Ltd. (“Huawei”) accounted for 17 percent, Ciena Corporation (“Ciena”) accounted for 12 percent and Alcatel-Lucent accounted for 11 percent of our revenues. For the six months ended January 1, 2011, Huawei accounted for 16 percent, Alcatel-Lucent accounted for 12 percent and Ciena accounted for 10 percent of our revenues. For the three months ended January 2, 2010, Huawei accounted for 15 percent of our revenues. For the six months ended January 2, 2010, Huawei accounted for 14 percent of our revenues.
As of January 1, 2011, Huawei accounted for 18 percent and Alcatel-Lucent accounted for 14 percent of our accounts receivable. As of July 3, 2010, Alcatel-Lucent accounted for 15 percent and Huawei accounted for 14 percent of our accounts receivable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target” and other words of similar meaning in connection with discussion of future operating or financial performance. These forward-looking statements include statements concerning (i) potential future financial results, (ii) the impact of mergers or acquisitions on our financial performance, including without limitation, accretion or dilution, gross margin, operating income and cash usage, (iii) future expense levels and sources for improvement of gross margin and operating expenses, including supply chain synergies, optimizing mix of product offerings, transition to higher margin product offerings, benefits of combined research and development and sales organizations, (iv) the expected financial opportunities after mergers or acquisitions and the expected synergies related thereto, (v) opportunities to grow in adjacent markets, (vi) our organizational restructuring with the formation of two new business units focused on photonic components and networks solutions and (vii) the assumptions underlying such statements. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including the impact of continued uncertainty in world financial markets and any resulting or other reduction in demand for our products, our ability to maintain our gross margin, our ability to respond to evolving technologies and customer requirements, our dependence on a limited number of customers for a significant percentage of our revenues, our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do, the effect of fluctuating product mix, currency prices and consumer demand on our financial results, our performance following the closing of acquisitions, our potential inability to realize the expected benefits and synergies from our acquisitions, increased costs related to downsizing and compliance with regulatory requirements in connection with such downsizing, and the potential lack of availability of credit or opportunity for equity-based financing and the risks associated with our international operations. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. The factors discussed in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q also identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
Overview
We are a leading provider of high-performance core optical network components, modules and subsystems to global telecom equipment manufacturers. We leverage our proprietary core technologies and vertically integrated product development to provide our customers with cost-effective and innovative optical solutions in metro and long-haul network applications, which we refer to as our telecom segment. In addition, we utilize our optical expertise to address new and emerging optical product opportunities in selective non-telecom markets, such as materials processing, consumer, medical, industrial, printing and biotechnology, which we refer to as our advanced photonics solutions (“APS”) segment. We offer our customers a differentiated solution that is designed to make it easier for our customers to do business by combining optical technology innovation, photonic integration, and a vertical approach to manufacturing and product development.
In late 2010, we aligned our APS portfolio to more completely leverage the assets of our telecom business. This was the culmination of our 2009 transaction to acquire the laser diodes assets of Newport Corporation in exchange for our New Focus photonics tools business. Our APS products, strategies and infrastructure support are now more closely aligned with the rest of our telecom business, and we will be operating the business accordingly, under the same management. As a result, in future periods we will not be reporting APS as a separate segment. In January 2011, we also announced the further realignment of our four telecom business units into two business units, one of which will contain our former APS product lines. The intent is to simplify our organizational structure to focus on ramping new products, simplifying our customer interface, strengthening our execution of product development and other key initiatives. Our new photonics components business unit will be focused on delivering component level solutions to our customers, and it will include our former APS products. Our new optical networks solutions business unit will be focused on delivering module and subsystem level solutions to substantially the same telecom customers. A single sales and a single operations function will support all of the products in each business unit.
Effective January 3, 2011, our common stock is now traded on the NASDAQ Global Select Market under the symbol “OCLR.” We previously traded on the NASDAQ Global Market under the same symbol.
Results of Operations
The following tables set forth our condensed consolidated results of operations for the three and six month periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	January 1, 2011		January 2, 2010		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$120,299	100.0	$93,574	100.0	$26,725	28.6
Cost of revenues	84,556	70.3	68,715	73.4	15,841	23.1

Gross profit	35,743	29.7	24,859	26.6	10,884	43.8

Operating expenses:
Research and development	15,696	13.0	9,675	10.3	6,021	62.2
Selling, general and administrative	15,149	12.6	14,835	15.9	314	2.1
Amortization of intangible assets	739	0.6	125	0.1	614	491.2
Restructuring, acquisition and related costs	903	0.8	3,040	3.3	(2,137)	(70.3)
Legal settlements	1,678	1.4	—	—	1,678	n/m (1)
Gain on sale of property and equipment	(48)	—	(71)	(0.1)	23	(32.4)

Total operating expenses	34,117	28.4	27,604	29.5	6,513	23.6

Operating income (loss)	1,626	1.4	(2,745)	(2.9)	4,371	n/m (1)
Other income (expense):
Interest income	9	—	2	—	7	350.0
Interest expense	(479)	(0.4)	(33)	—	(446)	1,351.5
Gain (loss) on foreign currency translation	(1,119)	(0.9)	793	0.8	(1,912)	n/m (1)
Other income	—	—	28	—	(28)	(100.0)

Total other income (expense)	(1,589)	(1.3)	790	0.8	(2,379)	n/m (1)

Income (loss) from continuing operations before income taxes	37	—	(1,955)	(2.1)	1,992	n/m (1)
Income tax provision	250	0.2	524	0.5	(274)	(52.3)

Loss from continuing operations	(213)	(0.2)	(2,479)	(2.6)	2,266	(91.4)
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net loss	$(213)	(0.2)	$(2,479)	(2.6)	$2,266	(91.4)

(1)	Not meaningful.

	Six Months Ended					Increase
	January 1, 2011		January 2, 2010		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$241,646	100.0	$178,684	100.0	$62,962	35.2
Cost of revenues	171,077	70.8	131,834	73.8	39,243	29.8

Gross profit	70,569	29.2	46,850	26.2	23,719	50.6

Operating expenses:
Research and development	29,407	12.2	18,689	10.4	10,718	57.3
Selling, general and administrative	29,962	12.4	27,798	15.6	2,164	7.8
Amortization of intangible assets	1,358	0.5	250	0.1	1,108	443.2
Restructuring, acquisition and related costs	1,573	0.6	4,539	2.5	(2,966)	(65.3)
Legal settlements	1,678	0.7	—	—	1,678	n/m (1)
Gain on sale of property and equipment	(69)	—	(603)	(0.3)	534	(88.6)

Total operating expenses	63,909	26.4	50,673	28.3	13,236	26.1

Operating income (loss)	6,660	2.8	(3,823)	(2.1)	10,483	n/m (1)
Other income (expense):
Interest income	16	—	25	—	(9)	(36.0)
Interest expense	(1,052)	(0.4)	(121)	(0.1)	(931)	769.4
Loss on foreign exchange	(4,706)	(2.0)	(483)	(0.3)	(4,223)	874.3
Other income (expense)	—	—	5,295	3.0	(5,295)	(100.0)

Total other income (expense)	(5,742)	(2.4)	4,716	2.6	(10,458)	n/m (1)

Income from continuing operations before income taxes	918	0.4	893	0.5	25	2.8
Income tax provision	775	0.3	747	0.4	28	3.7

Income from continuing operations	143	0.1	146	0.1	(3)	(2.1)
Income from discontinued operations, net of tax	—	—	1,420	0.8	(1,420)	(100.0)

Net income	$143	0.1	$1,566	0.9	$(1,423)	(90.9)

(1)	Not meaningful.
     Revenues
Revenues for the three months ended January 1, 2011 increased by $26.7 million, or 29 percent, compared to the three months ended January 2, 2010. Revenues by operating segments increased by $26.1 million in our telecom segment and $0.6 million in our APS segment during the three months ended January 1, 2011, compared to the three months ended January 2, 2010. The increases were primarily from increased product sales attributable to improved market conditions, as compared to the market conditions of calendar year 2009 as a result of the economic downturn, in both of our operating segments, and from our acquisitions of Mintera Corporation (“Mintera”) in July 2010 and Xtellus, Inc. (“Xtellus”) in December 2009.
For the three months ended January 1, 2011, Huawei Technologies Co., Ltd. (“Huawei”) accounted for $20.9 million, or 17 percent, Ciena Corporation (“Ciena”) accounted for $14.7 million, or 12 percent, and Alcatel-Lucent accounted for $13.5 million, or 11 percent, of our revenues. For the three months ended January 2, 2010, Huawei accounted for $13.6 million, or 15 percent, of our revenues.
Revenues for the six months ended January 1, 2011 increased by $63.0 million, or 35 percent, compared to the six months ended January 2, 2010. Revenues by operating segments increased by $59.7 million in our telecom segment and $3.3 million in our APS segment during the six months ended January 1, 2011, compared to the six months ended January 2, 2010. The increases were primarily from increased product sales attributable to improved market conditions, as compared to the market conditions of calendar year 2009 as a result of the economic downturn, in both of our operating segments, and from our acquisitions of Mintera and Xtellus.
For the six months ended January 1, 2011, Huawei accounted for $39.1 million, or 16 percent, Alcatel-Lucent accounted for $29.5 million, or 12 percent, and Ciena accounted for $25.0 million, or 10 percent, of our revenues. For the six months ended January 2, 2010, Huawei accounted for $24.7 million, or 14 percent, of our revenues.
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
Our cost of revenues for the three months ended January 1, 2011 increased by $15.8 million, or 23 percent, compared to the three months ended January 2, 2010. The increase was primarily related to costs associated with increased product sales resulting from improved market conditions in calendar year 2010 and realizing the benefits of previous cost reduction efforts described more fully in Note 6, Restructuring Liabilities. Our cost of revenues were favorably impacted by approximately $0.5 million as a result of the U.K. pound sterling weakening relative to the U.S. dollar and unfavorably impacted by approximately $0.2 million as a result of the Swiss franc strengthening relative to the U.S. dollar.
Our cost of revenues for the six months ended January 1, 2011 increased by $39.2 million, or 30 percent, compared to the six months ended January 2, 2010. The increase was primarily related to costs associated with increased product sales resulting from improved market conditions in calendar year 2010 and realizing the benefits of previous cost reduction efforts. Our cost of revenues were favorably impacted by approximately $0.6 million as a result of the U.K. pound sterling weakening relative to the U.S. dollar and unfavorably impacted by approximately $0.3 million as a result of the Swiss franc strengthening relative to the U.S. dollar.
     Gross Profit
Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.
Our gross margin rate increased to 30 percent for the three months ended January 1, 2011, compared to 27 percent for the three months ended January 2, 2010. The increase in gross margin rate was primarily due to operating leverage from higher revenue volumes, synergies from the Avanex merger, including related cost reductions and the internal sourcing of Oclaro components into Avanex products, as well as the impact of other cost reduction efforts during the second quarter of fiscal year 2011 and earlier.
Our gross margin rate increased to 29 percent for the six months ended January 1, 2011, compared to 26 percent for the six months ended January 2, 2010. The increase in gross margin rate was primarily due to operating leverage from higher revenue volumes, synergies from the Avanex merger, including related cost reductions and the internal sourcing of Oclaro components into Avanex products, as well as the impact of other cost reduction efforts during the first half of fiscal year 2011 and earlier.
     Research and Development Expenses
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.

Research and development expenses increased by $6.0 million, or 62 percent, for the three months ended January 1, 2011, compared to the three months ended January 2, 2010. During the current quarter, we continued to increase our investment in research and development resources, primarily personnel-related, as we are investing to match the rate of our anticipated revenue growth. The increase was also due to our acquisition of Mintera in July 2010 and Xtellus in December 2009. The increase was offset in part by having an additional week of expenses during the three months ended January 2, 2010 compared to the three months ended January 1, 2011. Personnel-related costs increased to $8.8 million for the three months ended January 1, 2011, compared with $6.6 million for the three months ended January 2, 2010. Other costs, including the costs of design tools and facilities-related costs increased to $6.9 million for the three months ended January 1, 2011, compared with $3.1 million for the three months ended January 2, 2010. Research and development expenses were favorably impacted by approximately $0.4 million as a result of the U.K. pound sterling weakening relative to the U.S. dollar.
Research and development expenses increased by $10.7 million, or 57 percent, for the six months ended January 1, 2011, compared to the six months ended January 2, 2010. The increase was primarily due to increased investment in research and development resources, primarily personnel-related, as we are investing to match the rate of our anticipated revenue growth. The increase was also due to our acquisitions of Mintera and Xtellus. The increase was offset in part by having an additional week of expenses during the six months ended January 2, 2010 compared to the six months ended January 1, 2011. Personnel-related costs increased to $17.1 million for the six months ended January 1, 2011, compared with $12.4 million for the six months ended January 2, 2010. Other costs, including the costs of design tools and facilities-related costs increased to $12.3 million for the six months ended January 1, 2011, compared with $6.3 million for the six months ended January 2, 2010. Research and development expenses were favorably impacted by approximately $0.9 million as a result of the U.K. pound sterling weakening relative to the U.S. dollar.
Over the coming year, we intend to increase our research and development expenditures consistent with the rate of our anticipated revenue growth, with a bias towards investing in low cost regions where practical.
     Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses (excluding research and development focused sites), insurance expenses and certain information technology costs.
Selling, general and administrative expenses increased by $0.3 million, or 2 percent, for the three months ended January 1, 2011, compared to the three months ended January 2, 2010. The increase was primarily due to the increase in costs incurred in connection with recent acquisitions, offset in part by acquisition-related synergies and from the additional week of expenses during the three months ended January 2, 2010. Personnel-related costs increased to $8.3 million for the three months ended January 1, 2011, compared with $8.0 million for the three months ended January 2, 2010. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, decreased to $6.8 million for the three months ended January 1, 2011, compared with $6.9 million for the three months ended January 2, 2010. Selling, general and administrative expenses were favorably impacted by approximately $0.5 million as a result of the U.K. pound sterling weakening relative to the U.S. dollar.
Selling, general and administrative expenses increased by $2.2 million, or 8 percent, for the six months ended January 1, 2011, compared to the six months ended January 2, 2010. The increase was primarily due to the increase in costs incurred in connection with recent acquisitions, offset in part by acquisition-related synergies and from the additional week of expenses during the six months ended January 2, 2010. Personnel-related costs increased to $16.2 million for the six months ended January 1, 2011, compared with $15.1 million for the six months ended January 2, 2010. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, increased to $13.8 million for the six months ended January 1, 2011, compared with $12.7 million for the six months ended January 2, 2010. Selling, general and administrative expenses were favorably impacted by approximately $1.0 million as a result of the U.K. pound sterling weakening relative to the U.S. dollar.

     Restructuring, Acquisition and Related Costs
We accrued $0.4 million in employee separation charges in connection with cost reduction and restructuring plans, offset by reductions to our restructuring reserve of $0.1 million from revised estimates for lease cancellation and commitments and other charges, during the three months ended January 1, 2011. We do not expect to incur significant additional restructuring costs in connection with these plans. We also incurred $0.6 million during the three months ended January 1, 2011 in external consulting charges associated with the next phase of optimization of past acquisitions as we focus on the associated infrastructure and process required to support sustainable growth.
For the three months ended January 2, 2010, we accrued $1.8 million in expenses for revised estimates related to employee separation charges and costs to exit certain facilities. During the three months ended January 2, 2010, we also recorded $1.2 million for acquisition-related costs, which included $0.7 million of professional fees and $0.5 million in employee retention payments in connection with our acquisition of Xtellus.
We accrued $1.1 million in employee separation costs during the six months ended January 1, 2011 in connection with cost reduction and restructuring plans, offset by reductions to our restructuring reserve of $0.2 million from revised estimates for lease cancellation and commitments and other charges. We also incurred $0.6 million during the six months ended January 1, 2011 in external consulting charges associated with the next phase of optimization of past acquisitions as we focus on the associated infrastructure and process required to support sustainable growth. In addition, we recorded $0.1 million in acquisition-related professional fees during this same period.
For the six months ended January 2, 2010, we accrued $3.0 million in expenses for revised estimates related to employee separation charges and costs to exit certain facilities. During the six months ended January 2, 2010, we also recorded $1.6 million for acquisition-related costs, which included $1.1 million of professional fees and $0.5 million in employee retention payments in connection with our acquisition of Xtellus.
     Legal Settlements
Legal settlements expense of $1.7 million during the three and six months ended January 1, 2011 includes amounts reserved in connection with the memorandum of understanding with QinetiQ and in anticipation of other legal settlements and related legal costs.
     Gain on Sale of Property and Equipment
For the six months ended January 2, 2010, we recorded a net gain of $0.6 million, primarily related to the sale of certain fixed assets in Villebon, France in connection with the closing of that facility.
     Other Income (Expense)
Other income (expense) for the three months ended January 1, 2011 decreased by $2.4 million compared to the three months ended January 2, 2010. This decrease was primarily due to a $1.9 million increase in loss from the re-measurement of short term receivables and payables among certain of our wholly-owned international subsidiaries for fluctuations in the U.S. dollar relative to our other local functional currencies during the corresponding periods and from a $0.4 million increase in interest expense related to liabilities recognized in the acquisitions of Xtellus and Mintera.
Other income (expense) for the six months ended January 1, 2011 decreased by $10.5 million compared to the six months ended January 2, 2010. This decrease was primarily due to $5.3 million in gain from our purchase of Newport’s high power laser diodes business being recorded during the six months ended January 2, 2010. There was also a $4.2 million decrease from the re-measurement of short term receivables and payables among certain of our wholly-owned international subsidiaries for fluctuations in the U.S. dollar relative to our other local functional currencies during the corresponding periods and from a $0.9 million increase in interest expense related to liabilities recognized in the acquisitions of Xtellus and Mintera.

     Income Tax Provision (Benefit)
For the three months ended January 1, 2011, our income tax provision of $0.3 million primarily related to our foreign operations. For the three months ended January 2, 2010, our income tax provision of $0.5 million primarily related to income taxes on our operations in Italy and China.
For the six months ended January 1, 2011, our income tax provision of $0.8 million primarily related to our foreign operations. For the six months ended January 2, 2010, our income tax provision of $0.7 million primarily related to income taxes on our operations in Italy and China.
In the fourth quarter of fiscal year 2010, we determined that it is more-likely-than-not that we will utilize net operating losses in one of our foreign jurisdictions due to current earnings and projections of future profitability. Accordingly, we released $1.3 million of our valuation allowance against $1.3 million of previously unrecognized deferred tax assets during the fourth quarter of fiscal year 2010. This amount represented the entire remaining deferred tax asset related to the accumulated net operating losses of the foreign jurisdiction. Due to the uncertainty surrounding the realization of the tax attributes in other jurisdictions, we have recorded a full valuation allowance against our remaining foreign and domestic deferred tax assets as of January 1, 2011.
     Income from Discontinued Operations
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
Liquidity and Capital Resources
     Cash Flows from Operating Activities
Net cash used by operating activities for the six months ended January 1, 2011 was $7.3 million, primarily resulting from an $18.0 million decrease in cash due to changes in operating assets and liabilities, partially offset by net income of $0.1 million and non-cash adjustments of $10.6 million. The $18.0 million decrease in cash due to changes in operating assets and liabilities was comprised of a $14.5 million increase in inventory as we are investing to match the rate of our anticipated revenue growth and to provide us with strategic flexibility, a $6.1 million increase in accounts receivable, a $5.3 million decrease in accrued expenses and other liabilities and a $0.2 million increase in prepaid expense and other current assets, offset in part by cash generated from a $8.0 million increase in accounts payable and a $0.1 million decrease in other non-current assets. The $10.6 million increase in cash resulting from non-cash adjustments primarily consisted of $8.1 million of expense related to depreciation and amortization and $3.0 million of expense related to stock-based compensation, offset in part by $0.5 million from the amortization of deferred gain from a sales-leaseback transaction.
Net cash used in operating activities for the six months ended January 2, 2010 was $3.6 million, resulting from our net income of $1.6 million, offset by a decrease in our net operating assets and liabilities of $5.0 million. The $5.0 million decrease resulting from the change in operating assets and liabilities was comprised of cash used by an accounts receivable increase of $10.2 million, a prepaid expenses and other current assets increase of $1.2 million and an accrued expenses and other liabilities decrease of $7.3 million, partly offset by cash generated from inventory decreases of $5.5 million, other non-current assets decreases of $1.6 million, and accounts payable increases of $6.6 million.
     Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended January 1, 2011 was $25.4 million, primarily consisting of $10.5 million used in the acquisition of Mintera and $18.7 million used in capital expenditures to support new product introductions and our anticipated revenue growth, partially offset by a reduction of $3.7 million in restricted cash related to a facility lease from which we exited during the first quarter of the current fiscal year.
Net cash provided by investing activities for the six months ended January 2, 2010 was $10.8 million, primarily consisting of $9.3 million in sales and maturities of available-for-sale investments, $3.0 million in cash proceeds from the exchange of assets with Newport, $0.3 million in cash proceeds from the acquisition of Xtellus, and $0.7 million in proceeds from the sale of certain fixed assets, partially offset by $2.4 million used in capital expenditures.
     Cash Flows from Financing Activities
Net cash provided by financing activities of $0.6 million for the six months ended January 1, 2011 primarily resulted from $0.3 million in additional proceeds related to our May 2010 follow-on stock offering due to finalization of our previous estimates of offering related expenses and $0.3 million received from issuance of common stock, primarily through stock option exercises. There were no other significant cash flows from financing activities for the six months ended January 1, 2011 or the six months ended January 2, 2010.
     Effect of Exchange Rates on Cash and Cash Equivalents for the Six Months Ended January 1, 2011 and January 2, 2010
The effect of exchange rates on cash and cash equivalents for the six months ended January 1, 2011 was an increase of $2.2 million, primarily consisting of $0.8 million in net gain due to the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries and from gains of approximately $0.8 million related to the revaluation of U.S. dollar denominated operating intercompany payables of our subsidiaries.
The effect of exchange rates on cash and cash equivalents for the six months ended January 2, 2010 was a minimal increase, primarily consisting of $0.3 million in net gain due to the revaluation of foreign currency denominated cash balances to the functional currency of the respective subsidiaries, offset by a loss of approximately $0.3 million related to the revaluation of U.S. dollar denominated operating intercompany receivables of our U.K. subsidiary.
     Credit Facility
As of January 1, 2011, we had a $25.0 million senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders with an expiration date of August 1, 2012. As of January 1, 2011 and July 3, 2010, there were no amounts outstanding under the credit facility. At January 1, 2011, we had a standby letter of credit in the amount of $1.5 million with a vendor secured under the credit facility. This standby letter of credit expires in March 2011.

     Future Cash Requirements
As of January 1, 2011, we held $77.3 million in cash and cash equivalents and $0.8 million in restricted cash. We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future.
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
Foreign currency
As our business is multinational in scope, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. In the future we expect that a majority of our revenues will be denominated in U.S. dollars, while a significant portion of our expenses related to our operations in the United Kingdom will be denominated in U.K. pounds sterling. Fluctuations in the exchange rate between the U.S. dollar and the U.K. pound sterling and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese yuan, the Korean won, the Israeli shekel, the Swiss franc and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen and Shanghai, China; Daejeon, South Korea; Jerusalem, Israel; Zurich, Switzerland and San Donato, Italy, respectively.

To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.
As of January 1, 2011, our U.K. subsidiary had $40.6 million, net, in U.S. dollar denominated operating intercompany payables and $84.8 million in U.S. dollar denominated accounts receivable related to sales to external customers. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $4.4 million (U.S. dollar strengthening), or loss of $4.4 million (U.S. dollar weakening) on the translation of these receivables, which would be recorded as gain (loss) on foreign exchange in our condensed consolidated statement of operations.
Hedging Program
We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling. We do not currently hedge our exposure to the Chinese yuan, the Korean won, the Israeli shekel, the Swiss franc or the Euro, but we may in the future if conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of January 1, 2011, we held sixteen outstanding foreign currency forward exchange contracts with a notional value of $17.5 million which include put and call options which expire, or expired, at various dates from January 2011 to November 2011 and we have recorded an unrealized gain of $0.1 million to accumulated other comprehensive income in connection with marking these contracts to fair value as of January 1, 2011. It is estimated that a 10 percent fluctuation in the dollar between January 1, 2011 and the maturity dates of the put and call instruments underlying these contracts would lead to a profit of $1.3 million dollars (U.S. dollar weakening) or loss of $0.6 million dollars (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of January 1, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of January 1, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the three months ended January 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. QinetiQ’s original complaint alleged infringement of United States Patent Nos. 5,410,625 and 5,428,698, and sought a permanent injunction, money damages, costs, and attorneys’ fees. We filed an answer to the complaint and stated counterclaims against QinetiQ for judgments that the patents-in-suit are invalid and unenforceable. Additionally, we filed a motion to transfer venue to the Northern District of California, which was granted on December 18, 2009. After transfer, the litigation was assigned Civil Action No. 4:10-cv-00080-SBA by the Northern District Court. On June 21, 2010, QinetiQ amended its complaint to allege infringement of a third patent, U.S. Patent No. 5,379,354. We answered QinetiQ’s amended complaint and asserted fraud counterclaims against QinetiQ. In December 2010, we entered into a binding memorandum of understanding with QinetiQ.
On December 6, 2010, a bankruptcy preferential transfer avoidance action was filed by Nortel Networks Inc. et al. against Oclaro Technology Ltd. (formerly Bookham Technology Plc.) and Oclaro (North America), Inc. (formerly Avanex Corporation) in the United States Bankruptcy Court for the District of Delaware, Adversary Proceeding No. 10-55919-KG. The complaint alleges, among other things, that Nortel Networks Inc., and/or its affiliated debtors in the Chapter 11 bankruptcy cases also pending before the Delaware Bankruptcy Court (Jointly Administered Case No. 09-10138-KG), made at least $4,593,152 in preferential transfers to the defendants’ predecessors, Bookham Technology Plc. and Avanex Corporation, in the 90 days prior to the commencement of the Nortel Chapter 11 bankruptcy cases on January 14, 2009. We intend to vigorously contest the claims set forth in the complaint.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Quarterly Report on Form 10-Q. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer materially. In that case, the trading price of our common stock could fall and you could lose all or part of your investment.

Risks Related to Our Business
Prior to the year ended July 3, 2010, we had a history of large operating losses and we may not be able to sustain profitability in the future.
We have historically incurred losses and negative cash flows from operations since our inception. As of January 1, 2011, we had an accumulated deficit of $1,079.5 million. Although we generated income from continuing operations for the six months ended January 1, 2011 and the year ended July 3, 2010 of $0.1 million and $11.0 million, respectively, we incurred losses from continuing operations for the years ended June 27, 2009 and June 28, 2008 of $25.8 million and $23.3 million, respectively. We may not be able to achieve profitability in any future periods. If we are unable to do so, we may need additional financing, which may not be available to us on commercially acceptable terms or at all, to execute on our current or future business strategies.
We may not be able to maintain gross margin levels.
We may not be able to maintain or improve our gross margins, to the extent that current economic uncertainty, changes in customer demand, including a change in product mix between different areas of our business, pricing pressure due to increased competition or other factors, affects our overall revenue, and we are unable to adjust our expenses as necessary. We attempt to reduce our product costs and improve our product mix to offset price competition and erosion expected in most product categories, but there is no assurance that we will be successful. Our gross margins can also be adversely impacted for reasons including, but not limited to, unfavorable production variances, increases in costs of input parts and materials, the timing of movements in our inventory balances, warranty costs and related returns, and possible exposure to inventory valuation reserves. Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations.
Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may increase the other risks that affect our business.
Over the past two years, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, rating downgrades of investments and reduced valuations of securities generally. In light of these economic conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for our products. While we have seen a short-term improvement in customer demand, and improvements in the economic conditions contributing to that improved customer demand, it is possible that economic conditions could result in further setbacks, and that these customers, or others, could as a result significantly reduce their capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. Prior to the recent improvement in customer demand, these actions had, and in future quarters could have, an adverse impact on our own revenues. In addition, the financial downturn affected the financial strength of certain of our customers, including their ability to obtain credit to finance purchases of our products, and could adversely affect additional customers in the future. Our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all.
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
The market for telecommunications equipment is characterized by substantial capital investment, rapid and unpredictable changes in customer demand and diverse and evolving technologies. For example, the market for optical components is currently characterized by a trend toward the adoption of pluggable components and tunable transmitters that do not require the customized interconnections of traditional fixed wavelength “gold box” devices and the increased integration of components on subsystems. Our ability to anticipate and respond to these and other changes in technology, industry standards, customer requirements and product offerings and to develop and introduce new and enhanced products will be significant factors in our ability to succeed. We expect that new technologies will continue to emerge as competition in the telecommunications industry increases and the need for higher and more cost efficient bandwidth expands. The introduction of new products embodying new technologies or the emergence of new industry standards could render our existing products or products in development uncompetitive from a pricing standpoint, obsolete or unmarketable, which would negatively affect our financial condition and results of operations.
We depend on a limited number of customers for a significant percentage of our revenues.
Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, in the years ended July 3, 2010, June 27, 2009 and June 28, 2008, our three largest customers accounted for 29 percent, 38 percent and 38 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers could have a materially adverse impact on our financial conditions and results of operations. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain our revenues.
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
From time to time we consider mergers or acquisitions, collectively referred to as “acquisitions,” of other businesses, assets or companies that would complement our current product offerings, enhance our intellectual property rights or offer other competitive opportunities. However, we may not be able to identify suitable acquisition candidates at prices we consider appropriate. In addition, we are in an industry that is actively consolidating and, as a result, there is no guarantee that we will successfully and satisfactorily bid against third parties, including competitors, when we identify a critical target we want to acquire. Our management may not be able to effectively implement our acquisition plans and internal growth strategy simultaneously.
We cannot readily predict the timing, size or success of our future acquisitions. Failure to successfully implement our acquisition plans could have a material adverse effect on our business, prospects, financial condition and results of operations. Even successful acquisitions could have the effect of reducing our cash balances, diluting the ownership interests of existing stockholders or increasing our indebtedness. For example, our recent acquisition of Xtellus required an immediate issuance of a significant number of newly issued shares of our common stock. We could also choose to use shares of our common stock to pay certain earnouts associated with our acquisition of Mintera, should all, or portions, of these earnouts be achieved in the twelve and/or eighteen month periods subsequent to the acquisition date. We cannot predict with certainty which strategic, financial or operating synergies or other benefits, if any, will actually be achieved from any transaction we undertake, the timing of any such benefits, or whether those benefits which have been achieved will be sustainable on a long-term basis. Our failure to identify, consummate or integrate suitable acquisitions could adversely affect our business and results of operations.
Acquisitions could involve a number of other potential risks to our business, including the following, any of which could harm our business:
•	failure to realize the potential financial or strategic benefits of the acquisition;

•	increased costs associated with acquired operations;

•	economic dilution to gross and operating profit and earnings (loss) per share;

•
failure to successfully further develop the combined, acquired or remaining technology, which could, among other things, result in the impairment of amounts recorded as goodwill or other intangible assets;

•	unanticipated costs and liabilities and unforeseen accounting charges;

•	difficulty in integrating product offerings;

•	difficulty in coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

•
difficulty in coordinating and integrating the manufacturing activities of our acquired businesses, including with respect to third-party manufacturers, including executing a production capacity ramp up of our South Korea facility and our contract manufacturers to support the potential revenue demand for the WSS-related products of Xtellus, managing the manufacturing activities of the laser diode business acquired from Newport while these activities are being transferred from Tucson, Arizona to Europe and Asia, and transferring certain production of Mintera products to our internal facilities;

•	delays and difficulties in delivery of products and services;

•	failure to effectively integrate or separate management information systems, personnel, research and development, marketing, sales and support operations;

•
difficulty in maintaining internal control procedures and disclosure controls that comply with the requirements of the Sarbanes-Oxley Act of 2002, or poor integration of a target’s procedures and controls;

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
Our integration with acquired businesses has been and will continue to be a complex, time-consuming and expensive process. We cannot assure you that we will be able to successfully integrate these businesses in a timely manner, or at all, or that any of the anticipated benefits from our acquisition of these businesses will be realized. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from these acquired entities with our management and personnel. Our failure to achieve the strategic objectives of our acquisitions could have a material adverse effect on our revenues, expenses and our other operating results and cash resources and could result in us not achieving the anticipated potential benefits of these transactions. In addition, we cannot assure you that the growth rate of the combined company will equal the historical growth rate experienced by any of the companies that we have acquired. Comparable risks would accompany any divestiture of business or assets we might undertake.
Sales of our products could decline if customer and/or supplier relationships are disrupted by our recent acquisition activities.
The customers of acquired businesses, and/or of predecessor companies, may not continue their historical buying patterns. Customers may defer purchasing decisions as they evaluate the likelihood of successful integration of our products and our future product strategy, or consider purchasing products of our competitors.
Customers may also seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products or may decide not to purchase any products from us. In addition, by increasing the breadth of our business, the transactions may make it more difficult for us to enter into relationships, including customer relationships, with strategic partners, some of whom may view us as a more direct competitor than any of the predecessor and/or acquired businesses as independent companies.
Competitive positions in the market, including relative to suppliers who are also competitors, could change as a result of an acquisition, and this could impact supplier relationships, including the terms under which we do business with such suppliers.
As a result of our recent business combinations, we have become a larger and more geographically diverse organization, with greater available market opportunities. If our management is unable to manage the combined organization efficiently, including the challenges of managing the growth potentially available from expanded market opportunities, our operating results will suffer.
As of January 1, 2011, we had approximately 3,208 employees in a total of 15 facilities around the world. As a result, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization could have a material adverse effect on our operating results and, as a result, on the market price of our common stock. Certain of these acquisitions have increased our serviceable available markets and scaling the company to address the growth potentially available from addressing these markets, and potentially available within our previously existing markets, creates additional challenges of a similar nature.
We may not realize the anticipated benefits from the transfer of wafer production from our Tucson, Arizona manufacturing operations we acquired from Newport to our European fabrication facilities.
Achieving the potential benefits of our July 4, 2009 acquisition from Newport of the laser diodes manufacturing operations in Tucson, Arizona will depend in substantial part on the successful transfer of those manufacturing operations to our European fabrication facilities. We have faced significant challenges in transferring these operations in a timely and efficient manner. As a result of certain of these challenges, our opportunities to increase revenues in the corresponding business were limited in the quarter ended January 1, 2011, and the six months ended January 1, 2011, and we expect certain of these limitations to continue into the third quarter of fiscal year 2011.
While we have now successfully transferred those manufacturing facilities to our European fabrication facilities, we have not yet achieved the desired yields and related cost savings. Any delays in achieving desired yields may cause us not to achieve expected synergies from leveraging our existing global manufacturing infrastructure, and our ability to grow related revenues could continue to be limited by the fully yielded output of production.

Our products are complex and may take longer to develop than anticipated and we may not recognize revenues from new products until after long field testing and customer acceptance periods.
Many of our new products must be tailored to customer specifications. As a result, we are developing new products and using new technologies in those products. For example, while we currently manufacture and sell discrete “gold box” technology, we expect that many of our sales of “gold box” technology will soon be replaced by pluggable modules. New products or modifications to existing products often take many quarters or even years to develop because of their complexity and because customer specifications sometimes change during the development cycle. We often incur substantial costs associated with the research and development, design, sales and marketing activities in connection with products that may be purchased long after we have incurred such costs. In addition, due to the rapid technological changes in our market, a customer may cancel or modify a design project before we begin large-scale manufacture of the product and receive revenues from the customer. It is unlikely that we would be able to recover the expenses for cancelled or unutilized design projects. It is difficult to predict with any certainty, particularly in the present economic climate, the frequency with which customers will cancel or modify their projects, or the effect that any cancellation or modification would have on our results of operations.
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
Employee turnover in China is high due to the intensely competitive and fluid market for skilled labor. To operate our Shenzhen facility under these conditions, we will need to continue to hire direct manufacturing personnel, administrative personnel and technical personnel; obtain and retain required legal authorization to hire such personnel; and incur the time and expense to hire and train such personnel. We are currently seeing a return of customer demand which had decreased as a result of adverse economic conditions in the preceding two years. Our ability to respond to this demand will, among other things, be a function of our ability to attract, train and retain skilled labor in China.
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

Any supply deficiencies relating to the quality or quantities of materials or equipment we use to manufacture our products could materially adversely affect our ability to fulfill customer orders and our results of operations. Lead times for the purchase of certain materials and equipment from suppliers have increased and in some cases have limited our ability to rapidly respond to increased demand, and may continue to do so in the future. These conditions have been exacerbated by suppliers, customers and companies reducing their inventory levels in response to the recent macroeconomic downturn.
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
We have previously enacted a series of restructuring plans and cost reduction plans designed to reduce our manufacturing overhead and our operating expenses that have resulted in significant restructuring charges. Such charges have adversely affected, and will continue to adversely affect, our results of operations for the periods in which such charges have been, or will be, incurred. Additionally, actual costs have in the past, and may in the future, exceed the amounts estimated and provided for in our financial statements. Significant additional charges could materially and adversely affect our results of operations in the periods that they are incurred and recognized.
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
Our future success will depend, in large part, upon our intellectual property rights, including patents, copyrights, design rights, trade secrets, trademarks and know-how. We maintain an active program of identifying technology appropriate for patent protection. Our practice is to require employees and consultants to execute non-disclosure and proprietary rights agreements upon commencement of employment or consulting arrangements. These agreements acknowledge our exclusive ownership of all intellectual property developed by the individuals during their work for us and require that all proprietary information disclosed will remain confidential. Although such agreements may be binding, they may not be enforceable in full or in part in all jurisdictions and any breach of a confidentiality obligation could have a negative effect on our business and our remedy for such breach may be limited.
Our intellectual property portfolio is an important corporate asset. The steps we have taken and may take in the future to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. We cannot assure you that our competitors will not successfully challenge the validity of our patents or design products that avoid infringement of our proprietary rights with respect to our technology. There can be no assurance that other companies are not investigating or developing other similar technologies, that any patents will be issued from any application pending or filed by us or that, if patents are issued, that the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, we cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights under those patents will provide a competitive advantage to us or that our products and technology will be adequately covered by our patents and other intellectual property. Further, the laws of certain regions in which our products are or may be developed, manufactured or sold, including Asia-Pacific, Southeast Asia and Latin America, may not be enforceable to protect our products and intellectual property rights to the same extent as the laws of the United States, the U.K. and continental European countries. This is especially relevant now that we have transferred certain advanced photonics solution manufacturing activities from our San Jose, California facility to

Shenzhen, China and have also transferred all of our assembly and test operations and chip-on-carrier operations, including certain engineering-related functions, from our facilities in the U.K. to Shenzhen, China.
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
For example, on May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. QinetiQ’s original complaint alleged infringement of United States Patent Nos. 5,410,625 and 5,428,698, and sought a permanent injunction, money damages, costs, and attorneys’ fees. We filed an answer to the complaint and stated counterclaims against QinetiQ for judgments that the patents-in-suit are invalid and unenforceable. Additionally, we filed a motion to transfer venue to the Northern District of California, which was granted on December 18, 2009. After transfer, the litigation was assigned Civil Action No. 4:10-cv-00080-SBA by the Northern District Court. On June 21, 2010, QinetiQ amended its complaint to allege infringement of a third patent, U.S. Patent No. 5,379,354. We answered QinetiQ’s amended complaint and asserted fraud counterclaims against QinetiQ. A trial in this matter has not yet been set. We believe the claims asserted against us by QinetiQ are without merit and will continue to defend ourselves vigorously, but litigation is inherently uncertain and accordingly we cannot assure you of a positive outcome. In December 2010, we entered into a binding memorandum of understanding with QinetiQ.
Third parties may in the future assert claims against us concerning our existing products or with respect to future products under development, or with respect to products that we may acquire through acquisitions. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. If we do infringe a third-party’s rights, we may need to negotiate with holders of those rights in order to obtain a license to those rights or otherwise settle any infringement claim. We have from time to time received notices from third parties alleging infringement of their intellectual property and where appropriate have entered into license agreements with those third parties with respect to that intellectual property. Any license agreements that we wish to enter into the future with respect to intellectual property rights may not be available to us on commercially reasonable terms, or at all. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. The recent economic downturn could result in holders of intellectual property rights becoming more aggressive in alleging infringement of their intellectual property rights and we may be the subject of such claims asserted by a third-party. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur significant costs and diversion of our resources and our management’s attention. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements or judgments that require payment of significant royalties or damages.
If we fail to obtain the right to use the intellectual property rights of others necessary to operate our business, our business and results of operations will be materially and adversely affected.
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
The market for optical components and modules is highly competitive and this competition could result in our existing customers moving their orders to our competitors. We are aware of a number of companies that have developed or are developing optical component products, including tunable lasers, pluggables, wavelength selective switches and thin film filter products, among others, that compete directly with our current and proposed product offerings.
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
•	currency fluctuations, which could result in increased operating expenses and reduced revenues;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	difficulty in enforcing or adequately protecting our intellectual property;

•	ability to hire qualified candidates;

•	foreign taxes;

•	political, legal and economic instability in foreign markets;

•	foreign regulations;

•	changes in, or impositions of, legislative or regulatory requirements;

•	trade restrictions, including restrictions imposed by the United States government on trading with parties in foreign countries;

•	transportation delays;

•	epidemics and illnesses;

•	terrorism and threats of terrorism;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	work stoppages related to employee dissatisfaction;

•	changes in import/export regulations, tariffs, and freight rates; and

•	the effective protections of, and the ability to enforce, contractual arrangements.
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
Our future success depends, in part, on our ability to attract and retain key personnel. Competition for highly skilled technical personnel is extremely intense and we continue to face difficulty identifying and hiring qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future success also depends on the continued contributions of our executive management team and other key management and technical personnel, each of whom would be difficult to replace. The loss of services of these or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business.
In addition, certain employees of companies we have acquired that are now employed by us may decide to no longer work for us with little or no notice for a number of reasons, including dissatisfaction with our corporate culture, compensation, and new roles or responsibilities, among others.
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
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. Our failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business, financial condition, operating results and our stock price, and we could be subject to stockholder litigation. Even if we are able to implement and maintain effective internal control over financial reporting, the costs of doing business may increase and our management may be required to dedicate greater time and resources to that effort. In addition, we have in the past, and may in the future, acquire companies that have either experienced material weaknesses in their internal controls over financial reporting or have had no previous reporting obligations under Sarbanes-Oxley. Failure to integrate acquired businesses into our internal controls over financial reporting could cause those controls to fail.
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
The trading price of our common stock has been, and is likely to continue to be, highly volatile. Many factors could cause the market price of our common stock to rise and fall. In addition to the matters discussed in other risk factors included herein, some of the reasons for the fluctuations in our stock price are:
•	fluctuations in our results of operations, including our gross margins;

•	changes in our business, operations or prospects;

•	hiring or departure of key personnel;

•	new contractual relationships with key suppliers or customers by us or our competitors;

•	proposed acquisitions by us or our competitors;

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
In connection with our acquisition of Mintera in July 2010, we may pay up to $20.0 million in additional revenue-based consideration to former stockholders of Mintera, determined based on a set of sliding scale formulas, to the extent revenue from Mintera products is more than $29.0 million in the twelve months following the acquisition and/or more than $40.0 million in the 18 months following the acquisition. Achieving cumulative revenues of $40 million over the next 12 months and $70.0 million over the next 18 month period would lead to the maximum $20.0 million in additional consideration. This earnout consideration, if any, will be payable in cash or, at our option, newly issued shares of our common stock, or a combination of cash and stock. The issuance, if any, and subsequent sale of these shares could also negatively impact our stock price.
Our shares of common stock have experienced substantial price and volume fluctuations, in many cases without any direct relationship to our operating performance. An outgrowth of this market volatility is the significant vulnerability of our stock price to any actual or perceived fluctuation in the strength of the markets we serve, regardless of the actual consequence of such fluctuations. As a result, the market prices for our stock is highly volatile. These broad market and industry factors have caused the market price of our common stock to fluctuate, and may in the future cause the market price of our common stock to fluctuate, regardless of our actual operating performance.
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
Our revenues and other operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, changes in the pricing of our products due to competitive pressures as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle in both of our segments, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, military, consumer and biotechnology markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase products from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred could vary significantly.
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

OCLARO, INC.
Date: February 10, 2011	By:	/s/ Jerry Turin
Jerry Turin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit
2.1		Agreement of Merger, dated as of July 20, 2010, by and among Oclaro, Inc., Nikko Acquisition Corp., Mintera Corporation and Shareholder Representative Services LLC (previously filed as Exhibit 2.1 to our current report on Form 8-K, filed with the SEC on July 26, 2010, and incorporated herein by reference).

10.1		Variable Pay Program (previously filed as Exhibit 5.02 to our current report on Form 8-K, filed with the SEC on August 2, 2010, and incorporated herein by reference)

10.2		Amended and Restated Employment Agreement, dated August 4, 2010, by and between Oclaro, Inc. and Alain Couder (previously filed as Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on August 10, 2010, and incorporated herein by reference).

10.3		Oclaro, Inc. Amended and Restated 2004 Stock Incentive Plan (previously filed as Exhibit 10.1 to our current report on Form 8-K, filed with the SEC on October 28, 2010, and incorporated herein by reference).

10.4(	1)	First Amendment to the Executive Severance and Retention Agreement, dated as of December 14, 2010, by and between Oclaro, Inc., a Delaware corporation, and Catherine Hunt Rundle (also known as Kate Rundle).

10.5(	1)	First Amendment to the Executive Severance and Retention Agreement, dated as of December 14, 2010, by and between Oclaro, Inc., a Delaware corporation, and Jerry Turin.

31.1(	1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2(	1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1(	1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2(	1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(1)	Filed herewith.