Form 10-Q
period 2011-04-02
OCLARO, INC.
filed 2011-05-11
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2011
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
Yes ☐ No ☑
Number of shares of common stock outstanding as of May 4, 2011: 50,463,086

OCLARO, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 2, 2011	July 3, 2010
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$74,851	$107,176
Restricted cash	854	4,458
Accounts receivable, net	96,447	93,412
Inventories	87,519	62,570
Prepaid expenses and other current assets	17,141	14,905

Total current assets	276,812	282,521

Property and equipment, net	64,786	37,516
Other intangible assets, net	20,423	10,610
Goodwill	30,904	20,000
Other non-current assets	10,041	10,148

Total assets	$402,966	$360,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64,993	$50,103
Accrued expenses and other liabilities	47,042	35,404

Total current liabilities	112,035	85,507

Deferred gain on sale-leaseback	13,176	12,969
Other non-current liabilities	15,894	9,785

Total liabilities	141,105	108,261

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 90,000 shares authorized; 50,460 and 49,396 shares issued and outstanding at April 2, 2011 and July 3, 2010, respectively	505	494
Additional paid-in capital	1,312,179	1,304,779
Accumulated other comprehensive income	38,507	26,907
Accumulated deficit	(1,089,330)	(1,079,646)

Total stockholders’ equity	261,861	252,534

Total liabilities and stockholders’ equity	$402,966	$360,795

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
	(Thousands, except per share amounts)
Revenues	$115,681	$101,152	$357,327	$279,836
Cost of revenues	87,269	73,322	258,346	205,156

Gross profit	28,412	27,830	98,981	74,680
Operating expenses:
Research and development	17,220	11,288	46,627	29,977
Selling, general and administrative	16,087	14,451	46,049	42,249
Amortization of intangible assets	722	347	2,080	597
Restructuring, acquisition and related costs	1,019	1,610	2,592	6,149
Legal settlements	—	—	1,678	—
(Gain) loss on sale of property and equipment	4	101	(65)	(502)

Total operating expenses	35,052	27,797	98,961	78,470

Operating income (loss)	(6,640)	33	20	(3,790)
Other income (expense):
Interest income	—	11	16	36
Interest expense	(487)	(134)	(1,539)	(255)
Gain (loss) on foreign exchange	(2,032)	794	(6,738)	311
Other income	—	—	—	5,295

Total other income (expense)	(2,519)	671	(8,261)	5,387

Income (loss) from continuing operations before income taxes	(9,159)	704	(8,241)	1,597
Income tax provision	668	499	1,443	1,246

Income (loss) from continuing operations	(9,827)	205	(9,684)	351
Income from discontinued operations, net of tax	—	—	—	1,420

Net income (loss)	$(9,827)	$205	$(9,684)	$1,771

Basic net income (loss) per share:
Income (loss) per share from continuing operations	$(0.20)	$—	$(0.20)	$0.01
Income per share from discontinued operations	—	—	—	0.04

Basic net income (loss) per share	$(0.20)	$—	$(0.20)	$0.05

Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$(0.20)	$—	$(0.20)	$0.01
Income per share from discontinued operations	—	—	—	0.03

Diluted net income (loss) per share	$(0.20)	$—	$(0.20)	$0.04

Shares used in computing net income (loss) per share:
Basic	48,587	41,095	48,321	38,752
Diluted	48,587	43,829	48,321	40,331
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	April 2, 2011	April 3, 2010
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(9,684)	$1,771
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred gain on sale-leaseback	(693)	(643)
Depreciation and amortization	12,788	8,667
Gain on bargain purchase	—	(5,267)
Gain on sale of discontinued operations	—	(1,420)
Stock-based compensation expense	4,629	3,175
Other non-cash adjustments	(65)	(851)
Changes in operating assets and liabilities:
Accounts receivable, net	6,817	(18,677)
Inventories	(17,908)	6,481
Prepaid expenses and other current assets	(1,018)	(16)
Other non-current assets	141	1,559
Accounts payable	10,204	10,788
Accrued expenses and other liabilities	(3,792)	(7,213)

Net cash provided by (used in) operating activities	1,419	(1,646)

Cash flows from investing activities:
Purchases of property and equipment	(32,881)	(5,945)
Proceeds from sales of property and equipment	75	691
Sales and maturities of available-for-sale investments	—	9,258
Transfer (to) from restricted cash	3,703	(103)
Purchase of intangibles and equipment from an asset purchase	—	(250)
Cash (paid for) received from business combinations	(10,482)	3,277

Net cash provided by (used in) investing activities	(39,585)	6,928

Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,645	137
Proceeds from borrowings under line of credit	—	2,500
Repayment of loans	—	(52)

Net cash provided by financing activities	2,645	2,585

Effect of exchange rate on cash and cash equivalents	3,196	(952)
Net increase (decrease) in cash and cash equivalents	(32,325)	6,915
Cash and cash equivalents at beginning of period	107,176	44,561

Cash and cash equivalents at end of period	$74,851	$51,476

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Preparation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Oclaro, Inc., a Delaware corporation, (“Oclaro,” “we,” “us” or “our”) as of April 2, 2011 and for the three and nine months ended April 2, 2011 and April 3, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (“SEC”) Regulation S-X, and include the accounts of Oclaro and all of its subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our condensed consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three and nine months ended April 2, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending July 2, 2011.
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
Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ended July 3, 2010 was a 53 week year, with the quarter ended January 2, 2010 being a 14 week quarterly period. Our fiscal year ending July 2, 2011 will be a 52 week year.
Reclassifications
For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications did not affect our consolidated net income (loss), cash flows, cash and cash equivalents or stockholders’ equity, as previously reported.
Recent Accounting Pronouncements
There have been no recent accounting pronouncements or changes in accounting pronouncements during the three or nine months ended April 2, 2011 that are of significance, or potential significance, to us.
Comprehensive Income (Loss)
For the three and nine months ended April 2, 2011 and April 3, 2010, comprehensive income (loss) is primarily comprised of our net income (loss), changes in the unrealized gain (loss) on currency instruments designated as cash flow hedges, unrealized loss on marketable securities and short-term investments and currency translation adjustments.

The components of comprehensive income (loss) were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
	(Thousands)
Net income (loss)	$(9,827)	$205	$(9,684)	$1,771
Other comprehensive income (loss):
Unrealized gain (loss) on currency instruments designated as cash flow hedges	149	(210)	184	121
Currency translation adjustments	4,062	(1,766)	11,454	(1,320)
Unrealized loss on marketable securities	(38)	—	(38)	—
Unrealized loss on short-term investments	—	—	—	(7)

Comprehensive income (loss)	$(5,654)	$(1,771)	$1,916	$565

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
Our cash equivalents and non-current marketable securities are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include marketable securities and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The type of instrument valued based on other observable inputs are foreign currency forward exchange contracts. Such instruments are generally classified within Level 2 of the fair value hierarchy.
We have classified an escrow liability issued in connection with our acquisition of Xtellus Inc. (“Xtellus”) within Level 2 of the fair value hierarchy, as its value was derived by discounting the total liability of $7.0 million due 18 months after the acquisition to its present value using our incremental borrowing cost.
During the first quarter of fiscal year 2011, we classified earnout liabilities arising from our acquisition of Mintera Corporation (“Mintera”) within Level 3 of the fair value hierarchy because their values were primarily derived from management estimates of future operating results. See Note 3, Business Combinations, for additional details regarding these liabilities.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at April 2, 2011:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents (1):
Money market funds	$40,197	$—	$—	$40,197
Prepaid expenses and other current assets:
Unrealized gain on currency instruments designated as cash flow hedges	—	233	—	233
Other non-current assets:
Marketable securities	267	—	—	267

Total assets measured at fair value	$40,464	$233	$—	$40,697

Liabilities:
Accrued expenses and other liabilities:
Escrow liability for Xtellus acquisition (2)	$—	$6,883	$—	$6,883
Earnout liability for Mintera acquisition (2)	—	—	4,541	4,541
Other non-current liabilities:
Earnout liability for Mintera acquisition (2)	—	—	11,328	11,328

Total liabilities measured at fair value	$—	$6,883	$15,869	$22,752

(1)	Excludes $34.7 million in cash held in our bank accounts at April 2, 2011.

(2)	Includes interest expense accrued during the nine months ended April 2, 2011.
The following table provides details regarding the changes in assets and liabilities classified within Level 3 from July 3, 2010 to April 2, 2011:

	Fair Value Measured and
	Recorded Using
	Significant Unobservable
	Inputs (Level 3)
	Accrued Expenses	Other
	and Other	Non-Current
	Liabilities	Liabilities
	(Thousands)
Balance at July 3, 2010	$—	$—
Earnout liabilities from Mintera acquisition	4,338	10,810
Interest expense on Mintera earnout liabilities	203	518

Balance at April 2, 2011	$4,541	$11,328

Derivative Financial Instruments
At the end of each accounting period, we mark-to-market all foreign currency forward exchange contracts that have been designated as cash flow hedges and changes in fair value are recorded in accumulated other comprehensive income until the underlying cash flow is settled and the contract is recognized in other income (expense) in our condensed consolidated statements of operations. As of April 2, 2011, we held ten outstanding foreign currency forward exchange contracts to sell U.S. dollars and buy U.K. pounds sterling. All of these contracts have been designated as cash flow hedges. These contracts had an aggregate notional value of approximately $10.5 million of put and call options which expire, or expired, at various dates ranging from April 2011 through November 2011. To date, we have not entered into any such contracts for longer than 12 months and, accordingly, all amounts included in accumulated other comprehensive income as of April 2, 2011 will generally be reclassified into other income (expense) within the next 12 months. As of April 2, 2011, each of the ten designated cash flow hedges was determined to be fully effective; therefore, we recorded an unrealized gain of $0.2 million to accumulated other comprehensive income related to recording the fair value of these foreign currency forward exchange contracts.
Note 3. Business Combinations
During the three and nine months ended April 2, 2011, we recorded nil and $0.1 million, respectively, in legal and other direct acquisition-related costs in connection with business combinations. During the three and nine months ended April 3, 2010, we recorded $0.9 million and $2.5 million, respectively, in legal and other direct acquisition-related costs in connection with business combinations. These costs are recorded within restructuring, acquisition and related costs in our condensed consolidated statement of operations.
Sale of the New Focus Business and Acquisition of Newport’s High Power Laser Diodes Business
On July 4, 2009, we sold the net assets of our New Focus business to Newport Corporation (“Newport”) in exchange for the net assets of Newport’s high power laser diodes business and $3.0 million in cash proceeds. This transaction resulted in the recording of $1.4 million in income from discontinued operations from the sale of the New Focus business and a $5.3 million gain on bargain purchase of Newport’s high power laser diodes business during the quarter ended September 26, 2009.
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
We are obligated to pay an additional $7.0 million in consideration to the former Xtellus stockholders after an 18 month escrow period established to secure the indemnification obligations of the Xtellus stockholders under the acquisition agreement. The $7.0 million, less any indemnified obligations which may be assumed by us, will become payable in cash, or, at our option, in newly issued shares of our common stock, or a combination of cash and stock, in June 2011. The estimated fair value of this obligation was $6.3 million at the acquisition date, and was recorded in other non-current liabilities in our condensed consolidated balance sheet at July 3, 2010. During the first quarter of fiscal year 2011, we reclassified this escrow liability from other non-current liabilities to accrued expenses and other liabilities. During the three and nine months ended April 2, 2011, we recorded $0.1 million and $0.6 million in interest expense related to the Xtellus escrow liability.
We also reassessed the fair value of the Xtellus valuation protection guarantee during the second quarter of fiscal year 2011. Based on the criteria established in the merger agreement for the guarantee with Xtellus, no liability was due. This guarantee expired in December 2010.
Further description of the Xtellus acquisition is included in Note 3, Business Combinations, of our 2010 Form 10-K.

Acquisition of Mintera
On July 21, 2010, we acquired Mintera, a privately-held company providing high-performance optical transport sub-systems solutions. We accounted for the assets acquired and liabilities assumed from this acquisition using the purchase method of accounting. Under the terms of this agreement, we paid $10.5 million in cash to the former security holders and creditors of Mintera at the time of close and assumed $1.5 million in liabilities due by the security holders of Mintera, which we paid during the three months ended October 2, 2010. We also agreed to pay additional revenue-based consideration whereby former security holders of Mintera are entitled to receive up to $20.0 million, determined based on a set of sliding scale formulas, to the extent revenue from Mintera products is more than $29.0 million in the 12 months following the acquisition and/or more than $40.0 million in the 18 months following the acquisition. The earnout consideration, if any, will be payable in cash or, at our option, newly issued shares of our common stock, or a combination of cash and stock, in October 2011 for the 12 month earnout liability and April 2012 for the 18 month earnout liability. Achieving cumulative revenues of $40.0 million over the next 12 month period and $70.0 million over the next 18 month period would lead to the maximum $20.0 million in additional consideration. The estimated fair value of these obligations were determined using management estimates of the total amounts expected to be paid based on estimated future operating results, discounted to their present value using our incremental borrowing cost. The estimated fair value of these obligations were $15.1 million at the acquisition date, and have been recorded in accrued expenses and other liabilities and other non-current liabilities in our condensed consolidated balance sheet at April 2, 2011. We reassessed the fair value of these obligations during the current quarter, determining that their values as of April 2, 2011 should remain at $15.1 million (plus accrued interest from the acquisition date). During the three and nine months ended April 2, 2011, we recorded $0.3 million and $0.7 million in interest expense related to these liabilities.
For accounting purposes, the total fair value of consideration given in connection with the acquisition of Mintera was $25.6 million, consisting of the following:

Total Consideration
(Thousands)
Consideration to security holders and creditors of Mintera	$12,000
Less: Unpaid liabilities of Mintera security holders assumed by Oclaro	(1,518)

Net cash paid to security holders and creditors of Mintera	10,482
Estimated fair value for the 12-month earnout liability	4,338
Estimated fair value for the 18-month earnout liability	10,810

Total estimated fair value for the earnout liabilities	15,148

Total consideration	$25,630

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

During the second quarter of fiscal year 2011, we completed our fair value assessment of the Mintera acquisition, which resulted in no change to the estimated fair values of the assets acquired and liabilities assumed from the amounts we previously reported in our Form 10-Q for the period ended October 2, 2010.
Unaudited Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Mintera had occurred as of June 28, 2009, the first day of our fiscal year 2010:

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
	(Thousands)		(Thousands)
Revenues	$115,681	$104,037	$357,795	$296,445
Loss from continuing operations	$(9,827)	$(4,438)	$(12,042)	$(7,186)
Net loss	$(9,827)	$(4,438)	$(12,042)	$(5,766)
Net loss per share — basic	$(0.20)	$(0.11)	$(0.25)	$(0.15)
Net loss per share — diluted	$(0.20)	$(0.11)	$(0.25)	$(0.15)
Shares used in computing net loss per share — basic	48,587	41,095	48,321	38,752
Shares used in computing net loss per share — diluted	48,587	41,095	48,321	38,752
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
Note 4. Balance Sheet Details
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	April 2, 2011	July 3, 2010
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$34,654	$23,962
Money market funds	40,197	83,214

	$74,851	$107,176

The following table provides details regarding our inventories at the dates indicated:

	April 2, 2011	July 3, 2010
	(Thousands)
Inventories:
Raw materials	$32,905	$17,732
Work-in-process	35,035	32,491
Finished goods	19,579	12,347

	$87,519	$62,570

The following table provides details regarding our property and equipment, net at the dates indicated:

	April 2, 2011	July 3, 2010
	(Thousands)
Property and equipment, net:
Buildings	$16,660	$16,104
Plant and machinery	134,756	97,186
Fixtures, fittings and equipment	1,627	1,142
Computer equipment	13,729	12,232

	166,772	126,664
Less: Accumulated depreciation	(101,986)	(89,148)

	$64,786	$37,516

The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	April 2, 2011	July 3, 2010
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$7,379	$4,464
Compensation and benefits related accruals	9,899	8,688
Warranty accrual	2,010	2,437
Restructuring accrual	366	4,338
Escrow liability for Xtellus acquisition (1)	6,883	—
Earnout liability for Mintera acquisition (2)	4,541	—
Other accruals	15,964	15,477

	$47,042	$35,404

(1)
Includes interest expense accrued during the nine months ended April 2, 2011. During the first quarter of fiscal year 2011, we reclassified this escrow liability from other non-current liabilities to accrued expenses and other liabilities.

(2)	Includes interest expense accrued during the nine months ended April 2, 2011.
The following table presents details regarding our other non-current liabilities at the dates indicated:

	April 2, 2011	July 3, 2010
	(Thousands)
Other non-current liabilities
Escrow liability for Xtellus acquisition (1)	$—	$6,324
Earnout liability for Mintera acquisition (2)	11,328	—
Other non-current liabilities	4,566	3,461

	$15,894	$9,785

(1)	During the first quarter of fiscal year 2011, we reclassified this escrow liability from other non-current liabilities to accrued expenses and other liabilities.

(2)	Includes interest expense accrued during the nine months ended April 2, 2011.

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
The following table provides details regarding the changes in our goodwill and other intangible assets from July 3, 2010 to April 2, 2011:

		Other Intangible Assets
			Accumulated	Net Book
	Goodwill	Cost	Amortization	Value
	(Thousands)
Balance at July 3, 2010	$20,000	$12,815	$(2,205)	$10,610
Acquired	10,904	11,740	—	11,740
Amortization	—	—	(2,080)	(2,080)
Exchange rate adjustment	—	153	—	153

Balance at April 2, 2011	$30,904	$24,708	$(4,285)	$20,423

The following table reflects the components of other intangible assets, net at the dates indicated:

	April 2,	July 3,
	2011	2010
	(Thousands)
Other intangible assets, net
Core and current technology	$10,939	$4,909
Development agreement	3,350	—
Supply agreements	3,209	3,056
Customer relationships	3,200	1,760
Patent portfolio	2,910	2,780
Manufacturing software	680	—
Tradename	280	200
Backlog	140	110

	24,708	12,815
Less: Accumulated amortization	(4,285)	(2,205)

	$20,423	$10,610

Amortization of other intangible assets for the three and nine months ended April 2, 2011 was $0.7 million and $2.1 million, respectively. Amortization of other intangible assets for the three and nine months ended April 3, 2010 was $0.3 million and $0.6 million, respectively. Amortization is recorded as an operating expense within our condensed consolidated statements of operations. Estimated future amortization expense of other intangible assets is $0.7 million for the remaining three months of fiscal year 2011, $3.3 million for each of the fiscal years 2012 to 2015 and $3.0 million for fiscal year 2016.
Note 6. Restructuring Liabilities
The following table summarizes activities related to our restructuring liabilities for the nine months ended April 2, 2011:

	Accrued	Amounts			Accrued
	Restructuring	Charged to			Restructuring
	Costs at July	Restructuring	Amounts		Costs at April
	3, 2010	Costs	Paid	Adjustments	2, 2011
	(Thousands)
Lease cancellations and commitments and other charges	$4,107	$—	$(3,200)	$(541)	$366
Employee separation costs	231	1,103	(1,091)	(243)	—

Total accrued restructuring charges	$4,338	$1,103	$(4,291)	$(784)	$366

We accrued nil and $0.5 million in additional employee separation costs during the three and nine months ended April 2, 2011 in connection with cost reduction and restructuring plans initiated prior to fiscal year 2011. During the first quarter of fiscal year 2011, we initiated a restructuring plan specific to our acquisition of Mintera. We incurred nil and $0.6 million in employee separation costs under the Mintera plan during the three and nine months ended April 2, 2011 and do not expect to incur significant additional restructuring costs under this plan. During the three and nine months ended April 2, 2011, we recorded reductions to our restructuring reserve of $0.3 million and $0.5 million, respectively, resulting from revised estimates for lease cancellations and commitments and other charges. We also recorded a reduction to our restructuring reserve of $0.2 million related to employee separation costs during the three and nine months ended April 2, 2011.
Note 7. Credit Facility
As of April 2, 2011, we had a $25.0 million senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders with an expiration date of August 1, 2012. As of April 2, 2011 and July 3, 2010, there were no amounts outstanding under the credit facility. At April 2, 2011, we had a standby letter of credit in the amount of $1.0 million with a vendor secured under the credit facility. This standby letter of credit expires in June 2011.
Note 8. Post-Retirement Benefits
Switzerland Defined Benefit Plan (“Swiss Plan”)
Net periodic pension costs associated with our Swiss Plan for the three and nine months ended April 2, 2011 included the following components:

	Three Months	Nine Months
	Ended	Ended
	April 2,	April 2,
	2011	2011
	(Thousands)
Service cost	$447	$1,302
Interest cost	188	547
Expected return on plan assets	(248)	(721)

Net periodic pension costs	$387	$1,128

During the three and nine months ended April 2, 2011, we contributed $0.6 million and $1.5 million, respectively, to our Swiss Plan. We currently anticipate contributing an additional $0.5 million to this pension plan in the remainder of fiscal year 2011.

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
The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
	(Thousands)
Warranty provision — beginning of period	$2,241	$2,486	$2,437	$2,228
Warranties assumed in acquisitions	—	—	357	248
Warranties issued	450	1,162	1,326	2,862
Warranties utilized or expired	(741)	(687)	(2,221)	(2,351)
Currency translation adjustment	60	(82)	111	(108)

Warranty provision — end of period	$2,010	$2,879	$2,010	$2,879

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
On May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372 was filed in the United States District Court for the District of Delaware. Additionally, we filed a motion to transfer venue to the Northern District of California, which was granted on December 18, 2009. After transfer, the litigation was assigned Civil Action No. 4:10-cv-00080-SBA by the Northern District Court. On March 17, 2011, the parties entered into a confidential settlement agreement. The litigation has been dismissed with prejudice.
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
Note 10. Stockholders’ Equity
     Warrants
The following table summarizes activity relating to warrants to purchase our common stock for the nine months ended April 2, 2011:

		Weighted-
	Warrants	Average
	Outstanding	Exercise Price
	(Thousands)
Balance at July 3, 2010	1,616	$18.78
Expired on January 13, 2011	(217)	35.00

Balance at April 2, 2011	1,399	$16.27

In fiscal year 2006, we issued warrants to investors to purchase 217,206 shares of our common stock. These warrants were exercisable from July 13, 2006 to January 13, 2011 at an exercise price per share of $35.00. All of these warrants expired on January 13, 2011.

     Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income at the dates indicated:

	April 2, 2011	July 3, 2010
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$39,465	$28,011
Unrealized gain on currency instruments designated as cash flow hedges	233	49
Unrealized loss on marketable securities	(38)	—
Swiss defined benefit plan	(1,153)	(1,153)

	$38,507	$26,907

Note 11. Employee Stock Plans
Our Amended and Restated 2004 Stock Incentive Plan (“Plan”) was amended by stockholder approval on October 27, 2010. The primary changes to the Plan resulting from this amendment include: (1) an increase in the number of shares available under the Plan from 3,800,000 shares to 7,800,000 shares, (2) issuance of full value awards being counted as 1.25 shares of common stock for purposes of the share limit, and (3) a prohibition on recycling of repurchased shares in cases where shares are used to exercise an award or shares are withheld for taxes. As amended, the Plan now expires on October 26, 2020.
As of April 2, 2011, there were approximately 3.8 million shares of our common stock available for grant under the Plan. We generally grant stock options that vest over a four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors.
The following table summarizes the combined activity under all of our equity incentive plans for the nine months ended April 2, 2011:

	Shares	Stock	Weighted-	Restricted Stock	Weighted-
	Available	Options	Average	Awards / Units	Average Grant
	For Grant	Outstanding	Exercise Price	Outstanding	Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at July 3, 2010	1,089	3,186	$8.78	703	$6.42
Granted	(1,376)	837	11.58	484	8.25
Exercised or released	—	(502)	4.68	(250)	5.37
Cancelled or forfeited	58	(109)	9.34	(112)	6.25
Increase in available for grant	4,000	—	—	—	—

Balances at April 2, 2011	3,771	3,412	$9.46	825	$9.69

Supplemental disclosure information about our stock options outstanding as of April 2, 2011 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(Thousands)		(Years)	(Thousands)
Options exercisable at April 2, 2011	1,337	$12.24	6.5	$5,431
Options outstanding at April 2, 2011	3,412	9.46	7.7	13,064

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $10.90 on April 1, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 1.0 million shares of common stock subject to in-the-money options which were exercisable as of April 2, 2011. We settle employee stock option exercises with newly issued shares of common stock.
Note 12. Stock-based Compensation
We recognize compensation expense in our statement of operations related to all share-based awards, including grants of stock options, based on the grant date fair value of such share-based awards. Estimating the grant date fair value of such share-based awards requires us to make judgments in the determination of inputs into the Black-Scholes stock option pricing model which we use to arrive at an estimate of the grant date fair value for such awards. The assumptions used in this model to value stock option grants for the three and nine months ended April 2, 2011 and April 3, 2010 were as follows:

	Three Months Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
Expected life	4.5 years	4.5 years	4.5 years	4.5 years
Risk-free interest rate	1.9%	2.2%	1.3%	2.3%
Volatility	97.8%	95.9%	96.8%	99.8%
Dividend yield	—	—	—	—
The amounts included in cost of revenues and operating expenses for stock-based compensation for the three and nine months ended April 2, 2011 and April 3, 2010 were as follows:

	Three Months Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$352	$226	$1,012	$640
Research and development	344	332	1,053	831
Selling, general and administrative	901	666	2,564	1,704

	$1,597	$1,224	$4,629	$3,175

Stock-based compensation by type of award:
Stock options	$988	$629	$2,658	$2,257
Restricted stock awards	639	741	2,109	1,178
Inventory adjustment to cost of revenues	(30)	(146)	(138)	(260)

	$1,597	$1,224	$4,629	$3,175

As of April 2, 2011 and July 3, 2010, we had capitalized approximately $0.4 million and $0.2 million, respectively, of stock-based compensation as inventory.
Note 13. Income Taxes
The total amount of our unrecognized tax benefits as of April 2, 2011 and July 3, 2010 was approximately $9.4 million and $8.4 million, respectively. For the three and nine months ended April 2, 2011, we had $1.8 million in unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, management does not expect that changes to our unrecognized tax benefits will be significant in the next twelve months. We are currently under audit in France. We do not anticipate any significant adjustment to our financial position or results of operations as a result of this examination.

Note 14. Net Income (Loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
	(Thousands,except per share amounts)
Net income (loss)	$(9,827)	$205	$(9,684)	$1,771

Weighted-average shares — basic	48,587	41,095	48,321	38,752
Effect of dilutive potential common shares from:
Stock options	—	1,472	—	914
Restricted stock awards	—	760	—	473
Obligations under escrow agreement	—	502	—	192

Weighted-average shares — diluted	48,587	43,829	48,321	40,331

Basic net income (loss) per share	$(0.20)	$—	$(0.20)	$0.05
Diluted net income (loss) per share	$(0.20)	$—	$(0.20)	$0.04
Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and obligations under escrow agreements during such period.
For the three months ended April 2, 2011, we excluded 5.0 million of outstanding stock options, warrants and restricted stock units from the calculation of diluted net income per share because their effect would have been anti-dilutive. For the three months ended April 3, 2010, we excluded 2.4 million of outstanding stock options and warrants from the calculation of diluted net income per share because their effect would have been anti-dilutive. For the nine months ended April 2, 2011, we excluded 4.7 million of outstanding stock options and warrants from the calculation of diluted net income per share because their effect would have been anti-dilutive. For the nine months ended April 3, 2010, we excluded 3.5 million of outstanding stock options and warrants from the calculation of diluted net income per share because their effect would have been anti-dilutive.
Note 15. Operating Segments and Related Information
Up to and through the second quarter of fiscal year 2011, we were organized and operated as two operating segments: (i) telecom and (ii) advanced photonics solutions (“APS”). Our telecom segment was responsible for the design, development, chip and filter level manufacturing, marketing and selling of high performance core optical network components, module and subsystem products to telecommunications systems vendors. Our advanced photonics solutions segment was responsible for the design, manufacture, marketing and selling of optics and photonics solutions for markets including material processing, printing, medical and consumer applications.
In late 2010, we aligned our APS portfolio to more fully leverage the assets of our telecom business. This was the culmination of our 2009 transaction to acquire the laser diodes assets of Newport in exchange for our New Focus photonics tools business. Our APS products, strategies and infrastructure support are now more closely aligned with the rest of our telecom business, and beginning in the third quarter of fiscal year 2011 we operate our business accordingly, under the same management. As a result, beginning in the third quarter of fiscal year 2011 we are no longer reporting APS as a separate operating segment. In January 2011, we also announced the further realignment of our four telecom business units into two business units, one of which contains our former APS product lines. The intent is to simplify our organizational structure to focus on ramping new products, simplifying our customer interface, and strengthening our execution of product development and other key initiatives. Our new photonics components business unit is focused on delivering component level solutions to our customers, and it includes our former APS products. Our new optical networks solutions business unit is focused on delivering module and subsystem level solutions to substantially the same telecom customers. Single sales and operation functions support all of the products in each business unit.
The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended		Nine Months Ended
	April 2,	April 3,	April 2,	April 3,
	2011	2010	2011	2010
	(Thousands)
United States	$18,222	$19,542	$55,778	$54,529
Canada	3,838	3,563	10,022	12,302
Europe	30,744	23,424	101,027	66,417
Asia	58,558	47,234	169,220	125,792
Rest of world	4,319	7,389	21,280	20,796

	$115,681	$101,152	$357,327	$279,836

     Significant Customers and Concentration of Credit Risk
For the three months ended April 2, 2011, Huawei Technologies Co., Ltd. (“Huawei”) accounted for 19 percent and Alcatel-Lucent accounted for 10 percent of our revenues. For the nine months ended April 2, 2011, Huawei accounted for 17 percent, Alcatel-Lucent accounted for 12 percent and Ciena Corporation accounted for 10 percent of our revenues. For the three months ended April 3, 2010, Huawei accounted for 13 percent and Alcatel-Lucent accounted for 10 percent of our revenues. For the nine months ended April 3, 2010, Huawei accounted for 13 percent of our revenues.
As of April 2, 2011, Huawei accounted for 22 percent and Alcatel-Lucent accounted for 11 percent of our accounts receivable. As of July 3, 2010, Alcatel-Lucent accounted for 15 percent and Huawei accounted for 14 percent of our accounts receivable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target” and other words of similar meaning in connection with discussion of future operating or financial performance. These forward-looking statements include statements concerning (i) potential future financial results, (ii) the impact of acquisitions on our financial performance, including without limitation, accretion or dilution, gross margin, operating income and cash usage, (iii) future expense levels and sources for improvement of gross margin and operating expenses, including supply chain synergies, optimizing mix of product offerings, transition to higher margin product offerings, benefits of combined research and development and sales organizations, (iv) the expected financial opportunities after mergers or acquisitions and the expected synergies related thereto, (v) opportunities to grow in adjacent markets, (vi) our organizational restructuring with the formation of two new business units focused on photonic components and optical networks solutions and (vii) the assumptions underlying such statements. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including the impact of continued uncertainty in world financial markets and any resulting or other reduction in demand for our products, our ability to maintain our gross margin, our ability to respond to evolving technologies and customer requirements, our ability to protect our intellectual property rights and the resolution of allegations that we infringe the intellectual property rights of others, our dependence on a limited number of customers for a significant percentage of our revenues, our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do, the effect of fluctuating product mix, currency prices and consumer demand on our financial results, our performance following the closing of acquisitions, our potential inability to realize the expected benefits and synergies from our acquisitions, increased costs related to downsizing and compliance with regulatory requirements in connection with such downsizing, the impact of events beyond our control such as natural disasters and political unrest, the outcome of our currently pending litigation and future litigation that may be brought by or against us, the potential lack of availability of credit or opportunity for equity-based financing and the risks associated with our international operations. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. The factors discussed in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q also identify important factors that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements.
Overview
We are a leading provider of high-performance core optical network components, modules and subsystems to global telecom equipment manufacturers. We leverage our proprietary core technologies and vertically integrated product development to provide our customers with cost-effective and innovative optical solutions in metro and long-haul network applications. In addition, we utilize our optical expertise to address new and emerging optical product opportunities in selective non-telecom markets, such as materials processing, consumer, medical, industrial, printing and biotechnology. We offer our customers a differentiated solution that is designed to make it easier for our customers to do business by combining optical technology innovation, photonic integration, and a vertical approach to manufacturing and product development.
In late 2010, we aligned our advanced photonics solutions (“APS”) portfolio to more fully leverage the assets of our telecom business. This was the culmination of our 2009 transaction to acquire the laser diodes assets of Newport Corporation in exchange for our New Focus photonics tools business. Our APS products, strategies and infrastructure support are now more closely aligned with the rest of our telecom business, and beginning in the third quarter of fiscal year 2011 we operate our business accordingly, under the same management. As a result, beginning in the third quarter of fiscal year 2011 we are no longer reporting APS as a separate operating segment. In January

2011, we also announced the further realignment of our four telecom business units into two business units, one of which contains our former APS product lines. The intent is to simplify our organizational structure to focus on ramping new products, simplifying our customer interface, and strengthening our execution of product development and other key initiatives. Our new photonics components business unit is focused on delivering component level solutions to our customers, and it includes our former APS products. Our new optical networks solutions business unit is focused on delivering module and subsystem level solutions to substantially the same telecom customers. Single sales and single operation functions support all of the products in each business unit.
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
Results of Operations
The following tables set forth our condensed consolidated results of operations for the three and nine month periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	April 2, 2011		April 3, 2010		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$115,681	100.0	$101,152	100.0	$14,529	14.4
Cost of revenues	87,269	75.4	73,322	72.5	13,947	19.0

Gross profit	28,412	24.6	27,830	27.5	582	2.1

Operating expenses:
Research and development	17,220	14.9	11,288	11.2	5,932	52.6
Selling, general and administrative	16,087	13.9	14,451	14.3	1,636	11.3
Amortization of intangible assets	722	0.6	347	0.3	375	108.1
Restructuring, acquisition and related costs	1,019	0.9	1,610	1.6	(591)	(36.7)
Legal settlements	—	—	—	—	—	—
Loss on sale of property and equipment	4	—	101	0.1	(97)	(96.0)

Total operating expenses	35,052	30.3	27,797	27.5	7,255	26.1

Operating income (loss)	(6,640)	(5.7)	33	—	(6,673)	n/m	(1)
Other income (expense):
Interest income	—	—	11	—	(11)	(100.0)
Interest expense	(487)	(0.4)	(134)	(0.1)	(353)	263.4
Gain (loss) on foreign exchange	(2,032)	(1.8)	794	0.8	(2,826)	n/m	(1)
Other income	—	—	—	—	—	—

Total other income (expense)	(2,519)	(2.2)	671	0.7	(3,190)	n/m	(1)

Income (loss) from continuing operations before income taxes	(9,159)	(7.9)	704	0.7	(9,863)	n/m	(1)
Income tax provision	668	0.6	499	0.5	169	33.9

Income (loss) from continuing operations	(9,827)	(8.5)	205	0.2	(10,032)	n/m	(1)
Income from discontinued operations, net of tax	—	—	—	—	—	—

Net income (loss)	$(9,827)	(8.5)	$205	0.2	$(10,032)	n/m	(1)

(1)	Not meaningful.

	Nine Months Ended					Increase
	April 2, 2011		April 3, 2010		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$357,327	100.0	$279,836	100.0	$77,491	27.7
Cost of revenues	258,346	72.3	205,156	73.3	53,190	25.9

Gross profit	98,981	27.7	74,680	26.7	24,301	32.5

Operating expenses:
Research and development	46,627	13.0	29,977	10.7	16,650	55.5
Selling, general and administrative	46,049	12.9	42,249	15.1	3,800	9.0
Amortization of intangible assets	2,080	0.6	597	0.2	1,483	248.4
Restructuring, acquisition and related costs	2,592	0.7	6,149	2.2	(3,557)	(57.8)
Legal settlements	1,678	0.5	—	—	1,678	n/m	(1)
Gain on sale of property and equipment	(65)	—	(502)	(0.1)	437	(87.1)

Total operating expenses	98,961	27.7	78,470	28.1	20,491	26.1

Operating income (loss)	20	—	(3,790)	(1.4)	3,810	n/m	(1)
Other income (expense):
Interest income	16	—	36	—	(20)	(55.6)
Interest expense	(1,539)	(0.4)	(255)	(0.1)	(1,284)	503.5
Gain (loss) on foreign exchange	(6,738)	(1.9)	311	0.1	(7,049)	n/m	(1)
Other income	—	—	5,295	1.9	(5,295)	(100.0)

Total other income (expense)	(8,261)	(2.3)	5,387	1.9	(13,648)	n/m	(1)

Income (loss) from continuing operations before income taxes	(8,241)	(2.3)	1,597	0.5	(9,838)	n/m	(1)
Income tax provision	1,443	0.4	1,246	0.4	197	15.8

Income (loss) from continuing operations	(9,684)	(2.7)	351	0.1	(10,035)	n/m	(1)
Income from discontinued operations, net of tax	—	—	1,420	0.5	(1,420)	(100.0)

Net income (loss)	$(9,684)	(2.7)	$1,771	0.6	$(11,455)	n/m	(1)

(1)	Not meaningful.
     Revenues
Revenues for the three months ended April 2, 2011 increased by $14.5 million, or 14 percent, compared to the three months ended April 3, 2010. The increase was primarily from increased product sales attributable to our acquisition of Mintera Corporation (“Mintera”) in July 2010. In the quarter ended April 2, 2011, short term decreases in demand, including a slowdown of 40 Gb/s deployments in China, and reduced sales as a result of inventory adjustments with many of our customers offset the improved market conditions we have otherwise seen since the quarter ended April 3, 2010. We expect these conditions to continue and to have a greater negative impact on revenues in our fiscal quarter ending July 2, 2011.
For the three months ended April 2, 2011, Huawei Technologies Co., Ltd. (“Huawei”) accounted for $21.5 million, or 19 percent and Alcatel-Lucent accounted for $12.0 million, or 10 percent, of our revenues. For the three months ended April 3, 2010, Huawei accounted for $12.9 million, or 13 percent, of our revenues, and Alcatel-Lucent accounted for $9.8 million, or 10 percent, of our revenues.
Revenues for the nine months ended April 2, 2011 increased by $77.5 million, or 28 percent, compared to the nine months ended April 3, 2010. The increase was primarily from increased product sales attributable to improved market conditions, as compared to the market conditions of calendar year 2009 as a result of the economic downturn, and from our acquisitions of Mintera in July 2010 and Xtellus, Inc. (“Xtellus”) in December 2009.
For the nine months ended April 2, 2011, Huawei accounted for $60.6 million, or 17 percent, Alcatel-Lucent accounted for $41.5 million, or 12 percent, and Ciena Corporation accounted for $35.7 million, or 10 percent, of our revenues. For the nine months ended April 3, 2010, Huawei accounted for $37.6 million, or 13 percent, of our revenues.
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
Our cost of revenues for the three months ended April 2, 2011 increased by $13.9 million, or 19 percent, compared to the three months ended April 3, 2010. The increase was primarily related to increased costs associated with product sales from our acquisition of Mintera in July 2010 and from a $1.1 million increase in depreciation expense. Our cost of revenues were also unfavorably impacted by approximately $0.6 million as a result of the Swiss franc strengthening relative to the U.S. dollar, offset in part by a favorable impact of approximately $0.1 million as a result of the U.K. pound sterling weakening relative to the U.S. dollar.
Our cost of revenues for the nine months ended April 2, 2011 increased by $53.2 million, or 26 percent, compared to the nine months ended April 3, 2010. The increase was primarily related to costs associated with increased product sales resulting from improved market conditions in calendar year 2010 and increased costs associated with product sales from Mintera and Xtellus, and from a $1.7 million increase in depreciation expense. Our cost of revenues were also unfavorably impacted by approximately $0.9 million as a result of the Swiss franc strengthening relative to the U.S. dollar, offset in part by a favorable impact of approximately $0.4 million as a result of the U.K. pound sterling weakening relative to the U.S. dollar.
     Gross Profit
Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.
Our gross margin rate decreased to 25 percent for the three months ended April 2, 2011, compared to 28 percent for the three months ended April 3, 2010. The decrease in gross margin rate was primarily due to a lower mix of relatively higher margin industrial products in the quarter ended April 2, 2011 and from a $1.1 million increase in depreciation expense, offset in part by higher revenue volumes, synergies from previous acquisitions, as well as the impact of other cost reduction efforts during the third quarter of fiscal year 2011 and earlier. Our gross profit was also unfavorably impacted by approximately $0.6 million as a result of the Swiss franc strengthening relative to the U.S. dollar, offset in part by a favorable impact of approximately $0.1 million as a result of the U.K. pound sterling weakening relative to the U.S. dollar. A decrease in demand in our fiscal quarter ending July 2, 2011, including decreases in demand for component level products, could negatively impact our gross margin rate in the three months ending July 2, 2011.
Our gross margin rate increased to 28 percent for the nine months ended April 2, 2011, compared to 27 percent for the nine months ended April 3, 2010. The increase in gross margin rate was primarily due to operating leverage from higher revenue volumes, synergies from previous acquisitions, as well as the impact of other cost reduction efforts during the first nine months of fiscal year 2011 and earlier, offset in part by a lower mix of relatively higher margin industrial products and from a $1.7 million increase in depreciation expense. Our gross profit was also unfavorably impacted by approximately $0.9 million as a result of the Swiss franc strengthening relative to the U.S. dollar, offset in part by a favorable impact of approximately $0.4 million as a result of the U.K. pound sterling weakening relative to the U.S. dollar.

     Research and Development Expenses
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.
Research and development expenses increased by $5.9 million, or 53 percent, for the three months ended April 2, 2011, compared to the three months ended April 3, 2010. Compared to the three months ended April 3, 2010, our research and development expenses have increased as we have been investing to match the rate of our anticipated revenue growth. This includes increased spending on personnel and on materials associated with our product development efforts. The increase was also attributable to research and development associated with increased personnel and product development efforts related to our acquisitions of Mintera in July 2010 and Xtellus in December 2009. While we have recently decreased the rate of our investment in research and development in response to changing short term revenue growth expectations, we do expect research and development expenses to increase in the three months ending July 2, 2011, as compared to the three months ended July 3, 2010. Personnel-related costs increased to $9.6 million for the three months ended April 2, 2011, compared with $7.4 million for the three months ended April 3, 2010. Other costs, including engineering materials, the costs of design tools and facilities-related costs increased to $7.6 million for the three months ended April 2, 2011, compared with $3.9 million for the three months ended April 3, 2010.
Research and development expenses increased by $16.7 million, or 56 percent, for the nine months ended April 2, 2011, compared to the nine months ended April 3, 2010. The increase was primarily due to increased investment in research and development resources, primarily personnel-related, as we had been investing to match the rate of our anticipated revenue growth. The increase was also due to our acquisitions of Mintera and Xtellus. We are also spending more on materials associated with our product development efforts. The increase was offset in part by having an additional week of expenses during the nine months ended April 3, 2010 compared to the nine months ended April 2, 2011. Personnel-related costs increased to $26.6 million for the nine months ended April 2, 2011, compared with $19.8 million for the nine months ended April 3, 2010. Other costs, including engineering materials, the costs of design tools and facilities-related costs increased to $20.0 million for the nine months ended April 2, 2011, compared with $10.2 million for the nine months ended April 3, 2010. Research and development expenses were favorably impacted by approximately $0.6 million as a result of the U.K. pound sterling weakening relative to the U.S. dollar, offset in part by an unfavorable impact of approximately $0.2 million as a result of the Swiss franc strengthening relative to the U.S. dollar.
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
Selling, general and administrative expenses increased by $1.6 million, or 11 percent, for the three months ended April 2, 2011, compared to the three months ended April 3, 2010. This increase was partially due to the increase in costs as a result of our acquisition of Mintera. Personnel-related costs increased to $9.2 million for the three months ended April 2, 2011, compared with $8.4 million for the three months ended April 3, 2010. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, increased to $6.9 million for the three months ended April 2, 2011, compared with $6.1 million for the three months ended April 3, 2010.
Selling, general and administrative expenses increased by $3.8 million, or 9 percent, for the nine months ended April 2, 2011, compared to the nine months ended April 3, 2010. The increase was primarily due to the increase in costs incurred in connection with recent acquisitions, offset in part by the additional week of expenses during the nine months ended April 3, 2010. Personnel-related costs increased to $25.5 million for the nine months ended April 2, 2011, compared with $23.5 million for the nine months ended April 3, 2010. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, increased to $20.6 million for the nine months ended April 2, 2011, compared with $18.8 million for the nine months ended April 3, 2010. Selling, general and administrative expenses were favorably impacted by approximately $0.6 million as a result of the U.K. pound sterling weakening relative to the U.S. dollar, offset in part by an unfavorable impact of approximately $0.2 million as a result of the Swiss franc strengthening relative to the U.S. dollar.
     Restructuring, Acquisition and Related Costs
During the three months ended April 2, 2011, we reduced our restructuring reserve by $0.5 million due to revised estimates for employee separation cost estimates, lease cancellation and commitments and other charges. We do not expect to incur significant additional restructuring costs in connection with previously announced restructuring plans. We also incurred $1.5 million during the three months ended April 2, 2011 in external consulting charges associated with our next phase of optimization of past acquisitions as we focus on the associated infrastructure and processes required to support sustainable growth.
For the three months ended April 3, 2010, we accrued $1.0 million in expenses for revised estimates related to employee separation charges, asset impairments and costs to exit certain facilities. During this period, we also recorded $0.9 million for acquisition-related costs, which include $0.5 million of professional fees and $0.4 million in employee retention payments payable in connection with our acquisition of Xtellus. During the third quarter of fiscal year 2010, we also reassessed the fair value of the value protection liability related to our Xtellus acquisition determining that the fair value of this liability declined from $0.9 million at January 2, 2010 to $0.6 million at April 3, 2010. This $0.3 million change in fair value was recognized as a reduction to acquisition-related costs during the three months ended April 3, 2010.
We accrued $1.1 million in employee separation costs during the nine months ended April 2, 2011 in connection with previously announced restructuring plans, offset by reductions to our restructuring reserve of $0.8 million from revised estimates for employee separation costs, lease cancellation and commitments and other charges. We also incurred $2.1 million during the nine months ended April 2, 2011 in external consulting charges associated with our next phase of optimization of past acquisitions as we focus on the associated infrastructure and processes required to support sustainable growth. In addition, we recorded $0.2 million in acquisition-related professional fees during this same period.
For the nine months ended April 3, 2010, we accrued $4.0 million in expenses for revised estimates related to employee separation charges and costs to exit certain facilities. During this period, we also recorded $2.5 million for acquisition-related costs, which include $1.5 million of professional fees and $1.0 million in employee retention payments payable in connection with our acquisition of Xtellus. During the third quarter of fiscal year 2010, we reassessed the fair value of the value protection liability related to our Xtellus acquisition determining that the fair value of this liability declined from $0.9 million at January 2, 2010 to $0.6 million at April 3, 2010. This $0.3 million change in fair value was recognized as a reduction to acquisition-related costs during this period.
     Legal Settlements
Legal settlements expense of $1.7 million during the nine months ended April 2, 2011 includes amounts reserved in connection with a memorandum of understanding with QinetiQ Limited and in anticipation of other legal settlements and related legal costs. On March 17, 2011, we entered into a confidential settlement agreement with QinetiQ Limited, and the related litigation has been dismissed with prejudice.
     Gain on Sale of Property and Equipment
For the nine months ended April 3, 2010, we recorded a net gain of $0.5 million, primarily related to the sale of certain fixed assets in Villebon, France in connection with the closing of that facility.
     Other Income (Expense)
Other income (expense) for the three months ended April 2, 2011 decreased by $3.2 million compared to the three months ended April 3, 2010. This decrease was primarily due to a $2.8 million increase in foreign exchange loss from the re-measurement of short term receivables and payables among certain of our wholly-owned international subsidiaries for fluctuations in the U.S. dollar relative to our other local functional currencies during the corresponding periods and from a $0.4 million increase in interest expense related to liabilities recognized in the acquisitions of Xtellus and Mintera.
Other income (expense) for the nine months ended April 2, 2011 decreased by $13.6 million compared to the nine months ended April 3, 2010. This decrease was primarily due to a $7.0 million increase in foreign exchange loss from the re-measurement of short term receivables and payables among certain of our wholly-owned international subsidiaries for fluctuations in the U.S. dollar relative to our other local functional currencies during the corresponding periods. This decrease was also due to a $5.3 million in gain from our purchase of Newport’s high power laser diodes business being recorded during the nine months ended April 3, 2010 and from a $1.3 million increase in interest expense during the nine months ended April 2, 2011 related to liabilities recognized in the acquisitions of Xtellus and Mintera.
     Income Tax Provision
For the three months ended April 2, 2011, our income tax provision of $0.7 million primarily related to our foreign operations. For the three months ended April 3, 2010, our income tax provision of $0.5 million primarily related to income taxes on our operations in Italy and China.
For the nine months ended April 2, 2011, our income tax provision of $1.4 million primarily related to our foreign operations. For the nine months ended April 3, 2010, our income tax provision of $1.2 million primarily related to income taxes on our operations in Italy and China.
In the fourth quarter of fiscal year 2010, we determined that it is more-likely-than-not that we will utilize net operating losses in one of our foreign jurisdictions due to current earnings and projections of future profitability. Accordingly, we released $1.3 million of our valuation allowance against $1.3 million of previously unrecognized deferred tax assets during the fourth quarter of fiscal year 2010. This amount represented the entire remaining deferred tax asset related to the accumulated net operating losses of the foreign jurisdiction. Due to the uncertainty surrounding the realization of the tax attributes in other jurisdictions, we have recorded a full valuation allowance against our remaining foreign and domestic deferred tax assets as of April 2, 2011.
     Income from Discontinued Operations
During the nine months ended April 3, 2010, we recorded income of $1.4 million from discontinued operations from the sale of our New Focus business. For further details, refer to Note 3, Business Combinations, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
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
Liquidity and Capital Resources
     Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended April 2, 2011 was $1.4 million, primarily resulting from a $16.7 million increase in cash due to non-cash adjustments, partially offset by net loss of $9.7 million and a $5.6 million decrease in cash due to changes in operating assets and liabilities. The $16.7 million increase in cash resulting from non-cash adjustments primarily consisted of $12.8 million of expense related to depreciation and amortization and $4.6 million of expense related to stock-based compensation, offset in part by $0.7 million from the amortization of deferred gain from a sales-leaseback transaction. The $5.6 million decrease in cash due to changes in operating assets and liabilities was comprised of a $17.9 million increase in inventory as we are investing to match the rate of our anticipated revenue growth and to provide us with strategic flexibility, a $3.8 million decrease in accrued expenses and other liabilities and a $1.0 million increase in prepaid expenses and other current assets, offset in part by cash generated from a $10.2 million increase in accounts payable, a $6.8 million decrease in accounts receivable and a $0.1 million decrease in other non-current assets.
Net cash used in operating activities for the nine months ended April 3, 2010 was $1.6 million, resulting from a $7.1 million decrease in cash from the change in operating assets and liabilities, partially offset by a $3.7 million increase in cash due to non-cash adjustments and from net income of $1.8 million. The $7.1 million decrease in cash resulting from the change in operating assets and liabilities was due to cash used by an accounts receivable increase of $18.7 million and by accrued expenses and other liabilities decrease of $7.2 million, offset in part by cash generated from inventory decreases of $6.5 million, other non-current assets decreases of $1.6 million, and accounts payable increases of $10.8 million. The $3.7 million increase in cash resulting from non-cash adjustments primarily consisted of the $8.7 million of expense related to depreciation and amortization and $3.2 million of expense related to stock-based compensation, offset in part by the $5.3 million gain from the bargain purchase of the high-power laser diodes business from Newport, $1.4 million gain from the sale of the New Focus business, $0.6 million from the amortization of deferred gain from a sales-leaseback transaction, $0.5 million in gain from the sale of property and equipment and $0.3 million from the change in fair value of the value protection guarantee related to the acquisition of Xtellus.
     Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended April 2, 2011 was $39.6 million, primarily consisting of $32.9 million used in capital expenditures to support new product introductions and our anticipated revenue growth and $10.5 million used in the acquisition of Mintera, partially offset by a reduction of $3.7 million in restricted cash related to a facility lease from which we exited during the first quarter of the current fiscal year.
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
     Cash Flows from Financing Activities
Net cash provided by financing activities of $2.6 million for the nine months ended April 2, 2011 resulted from $2.3 million received from issuance of common stock, primarily through stock option exercises, and from $0.3 million in additional proceeds related to our May 2010 follow-on stock offering due to finalization of our previous estimates of offering related expenses.
Net cash provided by financing activities of $2.6 million for the nine months ended April 3, 2010 primarily resulted from $2.5 million in net proceeds from borrowings under our Amended Credit Agreement. There were no other significant cash flows from financing activities for the nine months ended April 3, 2010.
     Effect of Exchange Rates on Cash and Cash Equivalents for the Nine Months Ended April 2, 2011 and April 3, 2010
The effect of exchange rates on cash and cash equivalents for the nine months ended April 2, 2011 was an increase of $3.2 million, primarily consisting of $1.3 million in net gain due to the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries and from gains of approximately $2.4 million related to the revaluation of U.S. dollar denominated operating intercompany payables of our subsidiaries.
The effect of exchange rates on cash and cash equivalents for the nine months ended April 3, 2010 was a decrease of $1.0 million, primarily consisting of a loss of approximately $1.4 million related to the revaluation of U.S. dollar denominated operating intercompany payables on the books of our U.K. subsidiary, offset by $0.2 million in net gain from the revaluation of foreign currency denominated intercompany balances on the books of a foreign subsidiary and $0.2 million in net gain due to the revaluation of foreign currency cash balances to the functional currency of the foreign subsidiaries.
     Credit Facility
As of April 2, 2011, we had a $25.0 million senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders with an expiration date of August 1, 2012. As of April 2, 2011 and July 3, 2010, there were no amounts outstanding under the credit facility. At April 2, 2011, we had a standby letter of credit in the amount of $1.0 million with a vendor secured under the credit facility. This standby letter of credit expires in June 2011.
     Future Cash Requirements
As of April 2, 2011, we held $74.9 million in cash and cash equivalents and $0.9 million in restricted cash. We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our working capital and capital expenditure requirements for the foreseeable future.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
We finance our operations through a mixture of the issuance of equity securities, finance leases, working capital and by drawing on our Amended Credit Agreement. Our only exposure to interest rate fluctuations is on our cash equivalents. We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is generally invested in short-term deposits with banks accessible within one day’s notice and invested in overnight money market accounts. We believe our interest rate risk is immaterial.
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
As of April 2, 2011, our U.K. subsidiary had $48.5 million, net, in U.S. dollar denominated operating intercompany payables and $73.8 million in U.S. dollar denominated accounts receivable related to sales to external customers. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $2.5 million (U.S. dollar strengthening), or loss of $2.5 million (U.S. dollar weakening) on the translation of these receivables, which would be recorded as gain (loss) on foreign exchange in our condensed consolidated statement of operations.
Hedging Program
We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling. We do not currently hedge our exposure to the Chinese yuan, the Korean won, the Israeli shekel, the Swiss franc or the Euro, but we may in the future if conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of April 2, 2011, we held ten outstanding foreign currency forward exchange contracts with a notional value of $10.5 million which include put and call options which expire, or expired, at various dates from April 2011 to November 2011 and we have recorded an unrealized gain of $0.2 million to accumulated other comprehensive income in connection with marking these contracts to fair value as of April 2, 2011. It is estimated that a 10 percent fluctuation in the dollar between April 2, 2011 and the maturity dates of the put and call instruments underlying these contracts would lead to a profit of $1.1 million dollars (U.S. dollar weakening) or loss of $0.1 million dollars (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 2, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the

Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 2, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the three months ended April 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On May 27, 2009, a patent infringement action captioned QinetiQ Limited v. Oclaro, Inc., Civil Action No. 1:09-cv-00372, was filed in the United States District Court for the District of Delaware. Additionally, we filed a motion to transfer venue to the Northern District of California, which was granted on December 18, 2009. After transfer, the litigation was assigned Civil Action No. 4:10-cv-00080-SBA by the Northern District Court. On March 17, 2011, the parties entered into a confidential settlement agreement. The litigation has been dismissed with prejudice.
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
We have historically incurred losses and negative cash flows from operations since our inception. As of April 2, 2011, we had an accumulated deficit of $1,089.3 million. Although we generated income of $11.0 million from continuing operations for the year ended July 3, 2010, we incurred losses from continuing operations for the nine months ended April 2, 2011 and for the years ended June 27, 2009 and June 28, 2008 of $9.7 million, $25.8 million and $23.3 million, respectively. We may not be able to achieve profitability in any future periods. If we are unable to do so, we may need additional financing, which may not be available to us on commercially acceptable terms or at all, to execute on our current or future business strategies.
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
Over the past two years, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, rating downgrades of investments and reduced valuations of securities generally. In light of these economic conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for our products. It is possible that economic conditions could result in further setbacks, and that these customers, or others, could as a result significantly reduce their capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. In future quarters, these actions could have an adverse impact on our own revenues. In addition, the financial downturn affected the financial strength of certain of our customers, including their ability to obtain credit to finance purchases of our products, and could adversely affect additional customers in the future. Our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all.
These conditions could also result in reduced capital resources because of the potential lack of credit availability, higher costs of credit and the stretching of payables by creditors seeking to preserve their own cash resources. We are unable to predict the likely duration, severity and potential continuation of any disruption in financial markets and adverse economic conditions in the U.S. and other countries, but the longer the duration the greater the risks we face in operating our business.
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
Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, in the years ended July 3, 2010, June 27, 2009 and June 28, 2008, our three largest customers accounted for 29 percent, 38 percent and 38 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. Our revenues for the fiscal quarter ended April 2, 2011, and our revenue expectations for the fiscal quarter ending July 2, 2011, have been adversely impacted by a change in customer demand expectations, including a significant change in demand expectations from a particular major customer. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain our revenues.
The majority of our long-term customer contracts do not commit customers to specified buying levels, and our customers may decrease, cancel or delay their buying levels at any time with little or no advance notice to us.
The majority of our customers typically purchase our products pursuant to individual purchase orders or contracts that do not contain purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but many of these customers may decrease, cancel or delay purchase orders already in place, and the impact of any such actions may be intensified given our dependence on a small number of large customers. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short-term and long-term financial and operating goals and result in excess and obsolete inventory. For example, in mid-September 2010, we did experience certain deferrals and cancellation of orders which adversely impacted our financial results. In addition, our revenues for the fiscal quarter ended April 2, 2011, and our revenue expectations for the fiscal quarter ending July 2, 2011, have been adversely impact by a change in customer demand expectations, including a significant change in demand expectations from a particular major customer.

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
As of April 2, 2011, we had approximately 3,235 employees in a total of 15 facilities around the world. As a result, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization could have a material adverse effect on our operating results and, as a result, on the market price of our common stock. Certain of these acquisitions have increased our serviceable available markets and scaling the company to address the growth potentially available from addressing these markets, and potentially available within our previously existing markets, creates additional challenges of a similar nature.
We may not realize the anticipated benefits from the transfer of wafer production from our Tucson, Arizona manufacturing operations we acquired from Newport to our European fabrication facilities.
Achieving the potential benefits of our July 4, 2009 acquisition from Newport of the laser diodes manufacturing operations in Tucson, Arizona depends in substantial part on the successful transfer of those manufacturing operations to our European fabrication facilities. We have faced significant challenges in transferring these operations in a timely and efficient manner. As a result of certain of these challenges, our opportunities to increase revenues in the corresponding business were limited in the quarter ended April 2, 2011, and the nine months ended April 2, 2011, and we expect certain of these limitations to continue into the fourth quarter of fiscal year 2011.
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
We intend to continue to export the products manufactured at our Shenzhen facility. Under current regulations, upon application and approval by the relevant governmental authorities, we will not be subject to certain Chinese taxes and will be exempt from certain duties on imported materials that are used in the manufacturing process and subsequently exported from China as finished products. However, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation and duties in China or may be required to pay export fees in the future. In the event that we become subject to new forms of taxation or export fees in China, our business and results of operations could be materially adversely affected. We may also be required to expend greater amounts than we currently anticipate in connection with increasing production at our Shenzhen facility. Any one of the factors cited above, or a combination of them, could result in unanticipated costs or interruptions in production, which could materially and adversely affect our business.
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
We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. We also depend on a limited number of contract manufacturers, principally Fabrinet in Thailand, to manufacture certain of our products. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers other than Fabrinet and, therefore, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Given the recent macroeconomic downturn, some of our suppliers that may be small or undercapitalized may experience financial difficulties that could prevent them from supplying us materials and equipment. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shut downs due to circumstances beyond their control such as earthquakes, floods, fires or other natural disasters.
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
We review our goodwill, intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable, and also review goodwill annually. During the year ended June 27, 2009, we determined that the goodwill related to our previous New Focus and Avalon reporting units was fully impaired. Impairment of goodwill and other intangible assets for fiscal year 2009, net of $2.8 million associated with the discontinued operations of the New Focus business, amounted to $9.1 million.
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

For instance, we accrued $5.4 million and $2.2 million in restructuring charges during fiscal years 2009 and 2010, respectively, in connection with our merger with Avanex. On July 4, 2009, we completed the exchange of our New Focus business to Newport in exchange for Newport’s high powered laser diode business, which resulted in us incurring $0.5 million in restructuring charges in fiscal year 2010 in connection with the transfer of the Tucson manufacturing operations to our European facilities.
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
Changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
We may face product liability claims.
Despite quality assurance measures, defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects, including consequential damages. Such defects could, moreover, impair market acceptance of our products. Both could have a material adverse effect on our business and financial condition. In addition, we may assume product warranty liabilities related to companies we acquire, which could have a material adverse effect on our business and financial condition. In order to mitigate the risk of liability for damages, we carry product liability insurance with a $25.0 million aggregate annual limit and errors and omissions insurance with a $5.0 million annual limit. We cannot assure you that this insurance would adequately cover our costs arising from any defects in our products or otherwise.
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
Our business and operating results may be adversely affected by natural disasters or other catastrophic events beyond our control.
Our business and operating results are vulnerable to natural disasters, such as earthquakes, fires and floods, as well as other events beyond our control such as power loss, telecommunications failures and uncertainties arising out of terrorist attacks in the United States and armed conflicts overseas. Our corporate headquarters and a portion of our research and development and manufacturing operations are located in Silicon Valley, California. This region in particular has been vulnerable to natural disasters, such as earthquakes. The occurrence of any of these events could pose physical risks to our property and personnel, which may adversely affect our ability to produce and deliver products to our customers. Although we presently maintain insurance against certain of these events, we cannot be certain that our insurance will be adequate to cover any damage sustained by us or by our customers.
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
We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act, or the FCPA. Our failure to comply with these laws could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.
We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anticorruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anticorruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. We have manufacturing operations in China and other jurisdictions, many of which pose elevated risks of anti-corruption violations, and we then export such products for sale internationally. This puts us in frequent contact with persons who may be considered “foreign officials” under the FCPA, resulting in an elevated risk of potential FCPA violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.
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
In addition, from time to time, we have been a party to certain intellectual property infringement litigation as more fully described above under “—Risks Related to Our Business — Our products may infringe the intellectual property rights of others which could result in expensive litigation or require us to obtain a license to use the technology from third parties, or we may be prohibited from selling certain products in the future.”
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
Our shares of common stock have experienced substantial price and volume fluctuations, in many cases without any direct relationship to our operating performance. An outgrowth of this market volatility is the significant vulnerability of our stock price to any actual or perceived fluctuation in the strength of the markets we serve, regardless of the actual consequence of such fluctuations. As a result, the market price for our stock is highly volatile. These broad market and industry factors have caused the market price of our common stock to fluctuate, and may in the future cause the market price of our common stock to fluctuate, regardless of our actual operating performance.
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
Our revenues and other operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, changes in the pricing of our products due to competitive pressures as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, military, consumer and biotechnology markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase products from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred, could vary significantly.
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

OCLARO, INC.
Date: May 11, 2011	By:	/s/ Jerry Turin
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

10.2
First Amendment to the Executive Severance and Retention Agreement, dated as of December 14, 2010, by and between Oclaro, Inc., a Delaware corporation, and Catherine Hunt Rundle (also known as Kate Rundle) (previously filed as Exhibit 10.4 to our quarterly report on Form 10-Q, filed with the SEC on February 10, 2011, and incorporated herein by reference).

10.3
First Amendment to the Executive Severance and Retention Agreement, dated as of December 14, 2010, by and between Oclaro, Inc., a Delaware corporation, and Jerry Turin (previously filed as Exhibit 10.5 to our quarterly report on Form 10-Q, filed with the SEC on February 10, 2011, and incorporated herein by reference).

31.1	(1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	(1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

(1)	Filed herewith.