Form 10-K
period 2011-07-02
OCLARO, INC.
filed 2011-09-09
CIK 1110647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JULY 2, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-30684

OCLARO, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-1303994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2560 Junction Avenue, San Jose, California, 95134
(Address of principal executive offices, zip code)
(408) 383-1400
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $0.01 Per Share	NASDAQ Global Select Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was $652,256,000 based on the last reported sale price of the registrant’s common stock on December 31, 2010 as reported by the NASDAQ Global Market ($13.15 per share). As of September 6, 2011, there were 50,373,660 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be filed on or before October 31, 2011. With the exception of the sections of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders specifically incorporated herein by reference, the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders is not deemed to be filed as part of this Form 10-K.

OCLARO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 2, 2011

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target” and other words of similar meaning in connection with discussion of future operating or financial performance. These forward-looking statements include statements concerning (i) potential future financial results, (ii) the impact of acquisitions on our financial performance, including without limitation, accretion or dilution, gross margin, operating income and cash usage, (iii) future expense levels and sources for improvement of gross margin and operating expenses, including supply chain synergies, optimizing mix of product offerings, transition to higher margin product offerings and benefits of combined research and development and sales organizations, (iv) the expected financial opportunities after mergers or acquisitions and the expected synergies related thereto, (v) opportunities to grow in adjacent markets, (vi) our organizational restructuring with the formation of two new business units focused on photonic components and optical networks solutions and (vii) the assumptions underlying such statements. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including the impact of continued uncertainty in world financial markets and any resulting or other reduction in demand for our products, our ability to maintain our gross margin, our ability to respond to evolving technologies and customer requirements, our ability to develop and commercialize new products in a timely manner, our ability to protect our intellectual property rights and the resolution of allegations that we infringe the intellectual property rights of others, our dependence on a limited number of customers for a significant percentage of our revenues, our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do, the effect of fluctuating product mix, currency prices and consumer demand on our financial results, our performance following the closing of acquisitions, our potential inability to realize the expected benefits and synergies from our acquisitions, increased costs related to downsizing and compliance with regulatory requirements in connection with such downsizing, the impact of events beyond our control such as natural disasters and political unrest, the outcome of our currently pending litigation and future litigation that may be brought by or against us, the potential lack of availability of credit or opportunity for equity-based financing and the risks associated with our international operations. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and the documents incorporated herein by reference.
As used herein, “Oclaro,” “we,” “our,” and similar terms include Oclaro, Inc. and its subsidiaries, unless the context indicates otherwise.
PART I

Item 1.	Business
Overview of Oclaro
We are a leading provider of high-performance core optical network components, modules and subsystems to global telecommunications (“telecom”) equipment manufacturers. We leverage our proprietary core technologies and vertically integrated product development to provide our customers with cost-effective and innovative optical solutions in metro and long-haul network applications. Increasingly, we have new opportunities with customers who are managing and building out wide area networks with certain characteristics common to telecom networks. In addition, we utilize our optical expertise to address new and emerging optical product opportunities in selective non-telecom markets, such as materials processing, consumer, medical, industrial, printing and biotechnology. In all markets, our approach is to offer a differentiated solution that is designed to make it easier for our customers to do business by combining optical technology innovation, photonic integration, and a vertical integrated approach to manufacturing and product development.

Our customers include Huawei Technologies Co. Ltd (“Huawei”); Alcatel-Lucent; Ciena Corporation (“Ciena”); Fujitsu Limited; Tellabs, Inc.; Infinera Corporation; Cisco Systems, Inc.; ADVA Optical Networking; NEC Corporation; Nokia-Siemens Networks and Ericsson.
Corporate Information
We were incorporated in Delaware in June 2004. On September 10, 2004, pursuant to a scheme of arrangement under the laws of the United Kingdom (“U.K.”), we became the publicly traded parent company of the Oclaro Technology Ltd (formerly Bookham Technology plc) group of companies, including Oclaro Technology Ltd, a limited company incorporated under the laws of England and Wales whose stock was previously traded on the London Stock Exchange and the NASDAQ National Market under the Bookham name. We are the result of the April 27, 2009 merger of Bookham, Inc. (“Bookham”) and Avanex Corporation (“Avanex”), with Bookham becoming the parent company and changing its name to Oclaro, Inc. upon the close of the merger. Subsequent to the merger, Avanex changed its name to Oclaro (North America), Inc. and Oclaro changed its NASDAQ Global Market symbol to “OCLR.” Effective January 3, 2011, our common stock is now traded on the NASDAQ Global Select Market under the symbol “OCLR.”
Our principal executive offices are located at 2560 Junction Avenue, San Jose, California 95134, and our telephone number at that location is (408) 383-1400. We maintain a web site with the address www.oclaro.com. Our web site includes links to our Code of Business Conduct and Ethics and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters. We did not waive any provisions of our Code of Business Conduct and Ethics during the year ended July 2, 2011. We are not including the information contained in our web site or any information that may be accessed through our web site as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Any document we file with the SEC, may be inspected, without charge, at the SEC’s public reference room at 100 F Street NE, Washington, D.C. 20549 or at the SEC’s internet address at http://www.sec.gov (this website address is not intended to function as a hyperlink, and the information contained in the SEC’s website is not intended to be a part of this filing). Information related to the operation of the SEC’s public reference room may be obtained by calling the SEC at 1-800-SEC-0330.
Our Business
We are a leading supplier of core optical network technology to leading telecom equipment companies worldwide. We target telecom equipment manufacturers that integrate our optical technology into the systems they offer to the telecommunications carriers that are building, upgrading and operating high-performance optical networks. Telecom carriers are increasingly demanding greater levels of network capacity from their telecom equipment suppliers, our customers, in order to meet their rapidly growing network bandwidth requirements. We believe that the trend toward an increase in demand for optical solutions, which increase network capacity, is in response to growing bandwidth demand driven by increased transmission of video, voice and data over optical communication networks. Network carriers also seek to decrease the total cost of ownership of their networks and many of our advanced optical solutions, both now and potentially in terms of future optical technologies to enable new network architectures, can provide a level of flexibility and responsiveness consistent with supporting these goals. The rapid development of network infrastructure underway in developing countries is also driving growth in demand for optical solutions. Increasingly, internet service providers with their own wide area networks have similar requirements and are also becoming customers for our optical network products.
We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals in telecommunications networks. We are a leading supplier of optical products at the component level, including tunable lasers, pump lasers, external modulators, integrated lasers and modulators, receivers, and we are also a leading supplier of products at the module and subsystem levels, including transceivers, transponders, tunable dispersion compensation, amplifiers, wavelength selective switch (“WSS”) and controlled subsystems, including integrated reconfigurable optical add-drop multiplexer (“ROADM”) line cards. Many of our products enable increased flexibility in optical telecom networks, making the networks more dynamic in nature.
Within our overall business, we also have specific product lines focused on the design, manufacture, marketing and sale of optics and photonics solutions for selected non-telecom markets. These products include high-power lasers targeted at material processing, consumer, medical, industrial and printing markets, vertical cavity surface emitting lasers (“VCSELs”) targeted at consumer markets and thin film filter products targeted at biotechnology and other markets. Increasingly, customers outside of the telecom market are recognizing the value of optical technology to their products and end markets.

We believe that there is a long-term transition under way across many markets from use of electronics to use of light waves. We also believe that the proliferation of optical technology into new and emerging markets and our ability to be a viable supplier of differentiated technologies to larger laser system companies serving these markets helps drive our growth in related product lines. One such example is our recent introduction of fiber lasers which we believe may contribute to our customers’ ability to compete effectively in related markets with existing vertically integrated competitors.
Competitive Differentiation
We believe that the following competitive strengths have enabled us to establish our position as a leading provider of core optical network components, modules and subsystems:
•
Customer Ease of Use. We believe that providing innovative solutions to enhance our customers’ ease of doing business is critical to success, and this is at the core of our strategy. This includes exhibiting high standards of flexibility and quality and the ability to provide products ranging from standard components to advanced subsystems designed in partnership with our customers. We are a leading supplier of optical products at the component level, including tunable lasers, pump lasers, external modulators, integrated lasers and modulators and receivers. We are also a leading supplier of products at the module and subsystem levels, including transceivers, transponders, tunable dispersion compensation, amplifiers, wavelength selective switch and controlled subsystems, including integrated ROADM line cards. Our intellectual property (“IP”) leadership and vertically integrated manufacturing strategy enable us to deliver high performance, competitive solutions.

•
Optical Technology Leadership. We have extensive expertise in optical technologies including optoelectronic semiconductors, electronics design, firmware and software capabilities. Our expertise includes III-V optoelectronic semiconductors utilizing indium phosphide (“InP”), gallium arsenide and lithium niobate substrates. We have over 1,000 patents issued and our IP portfolio represents significant investment in the optical industry over the past 20 years. We believe our commitment to the optical industry and our IP and know-how represents a differentiated value proposition for our customers. We believe that we are positioned as the number one or number two supplier in many of our metro and long-haul telecom product areas, and that we have differentiated technology in the wavelength selective switching and ROADM markets where we are more recent market entrants.

•
Leading Photonic Integration Capabilities. Photonic integration, which is the combination of multiple functions or devices in one package or on one chip, is an important source of differentiation. Photonic integration can reduce the number of component elements, and thus the cost, of a solution, reduce the landscape of the required functionality, reduce the complexity of the corresponding integration of component elements and reduce overall power consumption of the related functionality. Our wafer fabrication facilities and process technologies position us to be a leader in delivering photonic integration. We believe that photonic integration will enable us to capture additional value in the optical network supply chain as customers demand increasing product integration and complexity to build the next generation network.

•
Vertically Integrated Manufacturing Approach. We operate three optical wafer fabrication facilities as well as a low-cost back-end assembly and test facility in China. Our vertical integration enables us to support and control all phases of the development and manufacturing process from chip creation, to component design, to module and subsystem production. We believe that our wafer fabrication facilities position us to introduce product innovations delivering optical network cost and performance advantages to our customers. We believe that our in-house control of this complete product lifecycle process enables us to respond more quickly to changing customer requirements, allowing our customers to reduce the time it takes them to deliver products to market. Furthermore, our ability to deliver innovative technologies in a variety of form factors, ranging from chip level to module level to subsystem level, allows us to address the needs of a broad base of potential customers regardless of their desired level of product integration or complexity.

•
Proven Ability to Expand into Other Optical Markets. We leverage our core optical expertise to enter attractive optical markets outside of telecom. We have become a leading merchant supplier of laser diodes, serving markets such as manufacturing, printing, medical and consumer and we have become a viable supplier of differentiated technologies to larger vertically integrated laser systems companies serving these markets. The corresponding product lines operate within our overall business, leveraging our telecom optical expertise, allowing us to increase fab utilization and providing revenue diversification.

Business Strategy
In order to maintain our position as a leading provider of core optical network components, modules and subsystems, we are continuing to pursue the following business strategies:
•
Maintain Focus on Core Optical Network. We are positioned as a key strategic supplier to the major telecommunications equipment companies and intend to continue to focus on enabling our customers to build equipment for the implementation of next generation core optical networks. Our optical IP and development expertise provides us with optical network insights that enable us to partner with our customers to continue to develop and deliver innovative optical solutions. We plan to continue to work with our customers to develop key technologies and expand our product offerings across the optical network.

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

•
Match Global Engineering and Manufacturing Resources with Customer Demands. We believe our global engineering and manufacturing infrastructure enables us to deliver cost-effective solutions for our customers. We plan to continue to manage our manufacturing infrastructure in order to effectively meet customer demand for high-performance products and rapid time to market. We believe the scale of our manufacturing infrastructure can enable our margins to increase as our revenue grows due to limited incremental cost required to meet increasing demand. We also supplement our facilities with the use of contract manufacturers on a selective basis, enabling us to dynamically manage our production in the face of varying customer demand. We are currently evaluating the capabilities of additional potential contract manufacturing partners to ensure we have a scalable and cost effective manufacturing strategy appropriate for executing to our business objectives over a long-term horizon.

•
Leverage Optical Expertise to Address Other Optical Market Opportunities. We plan to continue to selectively enter and/or expand into non-telecom markets for optical products where we can leverage our optical expertise and our manufacturing infrastructure in order to provide differentiated products for our customers.

•
Consider the Use of Strategic Investment and Acquisitions to Maintain Optical Leadership Position. Our industry has historically been fragmented and characterized by large numbers of competitors. In addition to our internal development capabilities, we intend to continue to consider the use of acquisitions as a means to enhance our scale, obtain critical technologies and enter new markets. We have historically expanded our business through acquisitions where we have seen an opportunity to enhance scale, broaden our product offerings or integrate new technology. For instance, in addition to Oclaro’s formation from the April 27, 2009 merger of Bookham and Avanex, both of these predecessors have also participated in significant past merger and acquisition activities. Bookham’s acquisitions included, in particular, the Nortel Networks Optical Components business in 2002, the Marconi Optical Components business in 2002, and seven other acquisitions between 2003 and 2009. Our most recent acquisitions were the purchase of Xtellus, Inc. (“Xtellus”) in December 2009, which complemented and expanded our WSS product portfolio, and the purchase of Mintera Corporation (“Mintera”) in July 2010, which we believe will broaden our product portfolio for high-speed transmission solutions and will reinforce our position as one of the leading optical communications providers. In June 2010, we also made a minority investment in, and entered into a strategic marketing arrangement with, ClariPhy Communications, Inc. (“ClariPhy”), a designer of high-speed digital signal processors complementary to our optical components in 40 gigabits per second (“Gb/s”) and, in the future, 100 Gb/s applications.

Our Product Offerings
•
Tunable laser transmitters. Our tunable laser products include discrete lasers and co-packaged laser modulators to optimize performance and reduce the size of the product. Our tunable products at the component level include an InP tunable laser chip, a 10 Gb/s integrated tunable laser assembly (“iTLA”) and a 10 Gb/s co-packaged laser modulator tunable compact mach-zender. We also supply our tunable components into our customers’ 40 Gb/s products, and believe we are a primary supplier of these and related components into the 40 Gb/s solutions commercially available today.

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

•
Lithium niobate modulators. Our lithium niobate external modulators are optical devices that manipulate the phase or the amplitude of an optical signal. Their primary function is to transfer information on an optical carrier by modulating the light. These devices externally modulate the lasers of discrete transmitter products including, but not limited to, our own standalone laser products. We are leaders in the market for 10 Gb/s modulators, and have recently introduced 40 Gb/s and 100 Gb/s modulators.

•
Receivers. Our portfolio of discrete receivers for metro and long-haul applications at 2.5 Gb/s and 10 Gb/s includes avalanche photodiode (“APD”) preamp receivers, as well as PIN photodiode preamp receivers, and PIN and APD modules and products that feature integrated attenuators.

•
Transceivers. Our small form factor pluggable transceiver portfolio includes small-form factor pluggable (“SFP”) products operating at 2.5 Gb/s and XFP products operating at 10 Gb/s, including a tunable X2 extended product operating at 10 Gb/s. We have also introduced 10 Gb/s tunable XFP products, the volume production of which we expect to increase significantly during fiscal year 2012, and which we believe will be cost effective solutions and industry leading in terms of performance. We believe the photonic integration of our internal componentry represents a differentiator and a competitive advantage in our tunable XFP products.

•
Transponder modules. Our transponder modules provide both transmitter and receiver functions. A transponder includes electrical circuitry to control the laser diode and modulation function of the transmitter as well as the receiver electronics. We supply a small form factor tunable transponder at 10 Gb/s. We supply large form factor and small form factor 40 Gb/s transponders based on a differential phase shift keying (“DPSK”) modulation scheme and a 40 Gb/s polarization multiplexing quadrature phase-shift keying (“PM-QPSK”) transponder, also known as a coherent-based transponder. We believe the photonic integration of our internal componentry represents a differentiator and a competitive advantage in certain of these products.

•
Amplifiers. Erbium doped fiber amplifiers (“EDFAs”) are used to boost the brightness of optical signals and offer compact amplification for ultra long-haul, long-haul and metro networks. We offer a semi-custom product portfolio of multi-wavelength amplifiers from gain blocks to full card level or subsystem solutions designed for use in wide bandwidth wave division multiplexing (“WDM”) optical transmission systems. We also offer lower cost narrow band mini-amplifiers. 980 nanometer (“nm”) pump laser diodes are a key component of these products and they are mostly sourced internally from our own wafer fabrication facilities.

•
Pump laser chips. Our 980 nm pump laser diodes are designed for use as high-power, reliable pump sources for EDFAs in terrestrial and undersea, or submarine, applications. Uncooled modules are designed for low-cost, reliable amplification for metro, cross-connect or other single/multi-channel amplification applications and submarine applications.

•
Wavelength Management. Our wavelength management products include switching and routing solutions, multiplexing and signal processing solutions and micro-optics and integrated modules. These include products that optically add and drop transmission signals in both fixed and reconfigurable versions, including WSS products, which can be vertically integrated into ROADM line cards, products that optically multiplex or demultiplex signals based on thin film filters, planar and interleaver technologies, and products that optically attenuate signal power across a single or multiple wavelength bands.

•
Dispersion Compensation Management. Our dispersion compensation product family consists of products that optically compensate for chromatic dispersion and dispersion degradation of transmission signals, including fixed and tunable products based on dispersion compensating fiber and cascaded etalons. We believe our tunable dispersion compensation products are deployed in the substantial portion of the non-coherent 40 Gb/s networks built today.

•
Thin Film Filters. Our thin film filter (“TFF”) products are used for multiplexing and demultiplexing optical signals within dense WDM transmission systems. In addition to this, TFF products are used to attenuate and control light within our amplifier product range. We also deploy our optical TFF technology to markets outside of telecommunications, with applications available in the life sciences, biotechnology and consumer display industries.

•
High Powered Laser Diode Products. We market advanced pump laser technology diodes for material processing, medical, cosmetic, 3-D imaging and printing applications. We are introducing fiber lasers which are being marketed to our laser systems customers. We are also exploring other new market opportunities for our high power lasers.

•
VCSEL Products. We sell low-power polarized products for optical mouse and finger navigation applications. Our market opportunities for VCSEL products are expanding to include optical data interconnectivity applications.

Customers, Sales and Marketing
We believe it is essential to maintain a comprehensive and capable sales and marketing organization. As of July 2, 2011, our sales and marketing organization, which included direct sales force, customer service, marketing communications and product line specific marketing employees, totaled 117 people for all of our products sold in Canada, China, France, Germany, Italy, Switzerland, the U.K., Japan and the United States. In addition to our direct sales and marketing organization, we also sell and market our products through international sales representatives and resellers that extend our commercial reach to smaller geographic locations and customers that are not currently covered by our direct sales and marketing efforts.
Many of our products typically have a long sales cycle. The period of time from our initial contact with a customer to the receipt of an actual purchase order is frequently a year or more. In addition, many customers perform, and require us to perform, extensive process and product evaluation and testing of components before entering into purchase arrangements.
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
For the fiscal year ended July 2, 2011, Huawei accounted for 15 percent and Alcatel-Lucent accounted for 11 percent of our revenues. For the fiscal year ended July 3, 2010, Huawei accounted for 13 percent and Alcatel-Lucent accounted for 10 percent of our revenues. For the fiscal year ended June 27, 2009, Huawei accounted for 17 percent and Nortel Networks Corporation (“Nortel”) accounted for 14 percent of our revenues.
Our customers are primarily telecommunications systems and components vendors, and also include customers in data communications, laser systems, life-sciences, industrial printing and consumer electronics components.
The following table sets forth our revenues by geographic region for the periods indicated, determined based on the country to which the products were shipped:

	Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
	(Thousands)
United States	$80,350	$75,907	$42,776
Canada	13,090	14,845	14,596
Europe	126,310	96,387	53,236
Asia	219,777	176,534	86,951
Rest of world	26,978	28,872	13,364

	$466,505	$392,545	$210,923

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
We believe our advanced chip and component design and manufacturing facilities would be very expensive to replicate. On-chip, or monolithic, integration of functionality is more difficult to achieve without control over the production process, and requires advanced process know-how and equipment. Although the market for optical integrated circuits is still in its early stages, it shares many characteristics with the semiconductor market, including the positive relationship between the number of features integrated on a chip, the wafer size and the cost and sophistication of the fabrication equipment. For example, we believe our 3-inch wafer InP semiconductor fabrication facility in Caswell, U.K. provides us a competitive advantage by allowing us to increase the complexity of the optical circuits that we design and manufacture, and the integration of photonics components within smaller packages, without the relatively high cost, power and size issues associated with less integrated solutions. We also believe that our pump laser gallium arsenide semiconductor fabrication facility in Zurich, Switzerland is one of the few facilities in the world offering the 980 nm pump laser diode capability required for most metro and long-haul optical amplification solutions.
Our manufacturing capabilities include fabrication processing operations for InP substrates, gallium arsenide substrates, lithium niobate substrates and thin film filters, including clean room facilities for each of these fabrication processes, along with assembly and test capability and reliability/quality testing. We utilize sophisticated semiconductor processing equipment in these operations, such as epitaxy reactors, metal deposition systems, photolithography, etching, analytical measurement and control equipment. Our assembly and test facilities include specialized automated assembly equipment, temperature and humidity control and reliability and testing facilities.
We have wafer fabrication facilities in Caswell, U.K.; Zurich, Switzerland and San Donato, Italy. We also have facilities in Shenzhen, China where we perform assembly and test operations, a thin film filter manufacturing facility in Santa Rosa, California and a liquid crystal optical processor fabrication facility with associated assembly and test activities in Daejeon, South Korea. We also use third-party contract manufacturers in Thailand and China, principally Fabrinet in Thailand, and these activities are coordinated by our operations support team in Shenzhen, China. We also use a U.S.-based contract manufacturer to a lesser degree, on a specific product basis. For assembly and test, we believe that maintaining a strategy of utilizing both internal manufacturing and third party subcontractors maximizes the flexibility and leverage of our back-end processes. We are currently evaluating the capabilities of additional potential contract manufacturing partners to ensure we have a scalable and cost effective manufacturing strategy appropriate for executing our business objectives over a long-term horizon. As of July 2, 2011, our manufacturing organization was comprised of 2,346 people.
Research and Development
We draw upon our internal development and manufacturing capability to continue to create innovative solutions for our customers. We believe that continued focus on the development of our technology, and cost reduction of existing products through design enhancements, are critical to our future competitive success. We seek to expand and develop our products to reduce cost, improve performance and address new market opportunities, and to enhance our manufacturing processes to reduce production costs, provide increased device performance and reduce product time to market.
We have significant expertise in optical technologies such as optoelectronic semiconductors utilizing InP, gallium arsenide and lithium niobate substrates, thin film filters and micro-optic assembly and packaging technology. In addition to these technologies, we also have electronics design, firmware and software capabilities to produce transceivers, transponders, optical amplifiers, WSS, ROADMs and other value-added subsystems. We will also consider supplementing our in-house technical capabilities with strategic alliances or technology development arrangements with third parties when we deem appropriate. An example of this is our minority investment in, and strategic marketing arrangement with, ClariPhy, a developer of high-speed digital signal processors complementary to our optical components in 40 Gb/s and, in the future, 100 Gb/s applications. We spent $65.5 million, $41.5 million and $26.1 million on research and development during the years ended July 2, 2011, July 3, 2010 and June 27, 2009, respectively. As of July 2, 2011, our research and development organization was comprised of 464 people.

Our research and development facilities are in Paignton and Caswell, U.K.; San Jose and Santa Rosa, California; San Donato, Italy; Zurich, Switzerland; Shenzhen and Shanghai, China; Horseheads, New York; Acton, Massachusetts; Tucson, Arizona; Denville, New Jersey and Jerusalem, Israel. These facilities include computer-aided design stations, modern laboratories and automated test equipment. Our research and development organization has optical and electronic integration expertise that facilitates meeting customer-specific requirements as they arise.
Intellectual Property
Our competitive position significantly depends upon our research, development, engineering, manufacturing and marketing capabilities, and not just on our patent position. However, obtaining and enforcing intellectual property rights, including patents, provides us with a further competitive advantage. In the appropriate circumstances, these rights can help us to obtain entry into new markets by providing consideration for cross-licenses. In other circumstances they can be used to prevent competitors from copying our products or from using our inventions. Accordingly, our practice is to file patent applications in the United States and other countries for inventions that we consider significant. In addition to patents, we also possess other intellectual property, including trademarks, know-how, trade secrets, design rights and copyrights.
We have a substantial number of patents in the United States and other countries, and additional applications are pending. These relate to technology that we have obtained from our acquisitions of businesses and companies in addition to our own internally developed technology. As of July 2, 2011, we held 749 U.S. patents and 312 non-U.S. patents, and we had approximately 228 patent applications pending in various jurisdictions. Although our business is not materially dependent upon any one patent, our rights and the products made and sold under our patents, taken as a whole, are a significant element of our business. We maintain an active program designed to identify technology appropriate for patent protection.
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
We enter into patent and technology licensing agreements with other companies when management determines that it is in our best interest to do so, for example, see our risk factor “Our products may infringe the intellectual property rights of others, which could result in expensive litigation or require us to obtain a license to use the technology from third parties, or we may be prohibited from selling certain products in the future” appearing in Item 1A of this Annual Report on Form 10-K. These may result in net royalties payable to us by third parties or by us to third parties. However, royalties received from or paid to third parties to date have not been material to our consolidated results of operations.
In the normal course of business, we periodically receive and make inquiries regarding possible patent infringement. In dealing with such inquiries, it may become necessary or useful for us to obtain or grant licenses or other rights. However, there can be no assurance that such licenses or rights will be available to us on commercially reasonable terms, or at all. If we are not able to resolve or settle claims, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend our position, our business, financial condition and results of operations could be materially and adversely affected.

Competition
The optical communications markets are rapidly evolving. We expect these markets to continue to be highly competitive because of the available capacity and number of competitors. We compete with domestic and international companies, many of which have substantially greater financial and other resources than we do. We believe that our principal competitors in the optical subsystems, modules and components industry include Finisar Corporation (“Finisar”), JDS Uniphase Corporation (“JDSU”), Oplink Communications, Inc. (“Oplink”) and Opnext, Inc. (“Opnext”), and vertically-integrated equipment manufacturers such as Fujitsu Limited and Sumitomo Electric Industries, Ltd. The principal competitive factors upon which we compete include breadth of product line, availability, performance, product reliability, innovation and selling price. We seek to differentiate ourselves from our competitors by offering high levels of customer value through collaborative product design, technology innovation, manufacturing capabilities, optical/mechanical performance, intelligent features for configuration, control and monitoring, multi-function integration and overall customization. There can be no assurance that we will continue to compete favorably with respect to these factors. We encounter substantial competition in most of our markets, although no one competitor competes with us across all product lines or markets.
Our competitors also include laser diode suppliers such as DILAS Diode Lasers, Inc., Jenoptik AG, Coherent, Inc. and JDSU, some of which are captive suppliers to their own vertically integrated laser systems operations as well as suppliers to external customers, and some of which, like us, are merchant suppliers of laser diodes. Our competitors in VCSEL products include Avago Technologies.
Consolidation in the optical systems and components industry in the past has intensified, and future consolidation could further intensify, the competitive pressures that we face. For example, in addition to our merger with Avanex, our fiscal year 2010 acquisition of Xtellus and our fiscal year 2011 acquisition of Mintera, Finisar and Optium Corporation merged in 2008, Finisar acquired Ignis Optics in 2011 and Opnext acquired StrataLight Communications, Inc. in 2009. In the past, JDSU and Oplink have also expanded their businesses through acquisitions.
We also face competition from companies that may expand into our industry and introduce additional competitive products. Existing and potential customers are also our potential competitors. These customers may internally develop or acquire additional competitive products or technologies, which may cause them to reduce or cease their purchases from us.
Amendment and Restatement of Credit Facility
On July 26, 2011, we entered into an amendment and restatement of our senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and the other lenders party thereto, which, among other things, increased the facility size from $25 million to $45 million and extended the term thereof to August 1, 2014. This amendment and restatement is more fully discussed in Note 16, Subsequent Event, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Long-Lived Tangible Assets and Total Assets
The following table sets forth our long-lived tangible assets and total assets by geographic region as of the dates indicated:

	Long-lived Tangible Assets		Total Assets
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(Thousands)
United States	$8,048	$8,213	$98,248	$151,821
Canada	232	275	799	886
Europe	16,096	8,824	167,350	139,383
Asia	44,998	20,204	108,777	68,705

	$69,374	$37,516	$375,174	$360,795

Employees
As of July 2, 2011, we employed 3,085 persons, including 464 in research and development, 2,346 in manufacturing, 117 in sales and marketing, and 158 in finance and administration. In Italy, 119 employees belong to local collective bargaining/professional guilds. None of our other employees are subject to collective bargaining agreements. We believe that our relations with our employees are good.

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
We have historically incurred losses and negative cash flows from operations since our inception. As of July 2, 2011, we had an accumulated deficit of $1,126.1 million. We incurred losses from continuing operations for the years ended July 2, 2011 and June 27, 2009, of $46.4 million and $25.8 million, respectively. Even though we generated income of $11.0 million from continuing operations for the year ended July 3, 2010, we may not be able to achieve profitability in any future periods. If we are unable to do so, we may need additional financing, which may not be available to us on commercially acceptable terms or at all, to execute on our current or future business strategies.
We may not be able to maintain gross margin levels.
We may not be able to maintain or improve our gross margins, due to the current economic uncertainty, changes in customer demand (including a change in product mix between different areas of our business) and pricing pressure from increased competition or other factors. During fiscal year 2011, our gross margin decreased as compared to fiscal year 2010. We attempt to reduce our product costs and improve our product mix to offset price competition and erosion expected in most product categories, but there is no assurance that we will be successful. Our gross margins can also be adversely impacted for reasons including, but not limited to, unfavorable production yields or variances, increases in costs of input parts and materials, the timing of movements in our inventory balances, warranty costs and related returns, changes in foreign currency exchange rates, and possible exposure to inventory valuation reserves. Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations.
Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may increase the other risks that affect our business.
Over the past few years, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, rating downgrades of investments and reduced valuations of securities generally. In light of these economic conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for our products. It is possible that economic conditions could result in further setbacks, and that these customers, or others, could as a result significantly reduce their capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. These actions could have an adverse impact on our own revenues. In addition, the financial downturn affected the financial strength of certain of our customers, including their ability to obtain credit to finance purchases of our products, and could adversely affect additional customers in the future. Our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all.
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
Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, in the years ended July 2, 2011, July 3, 2010 and June 27, 2009, our three largest customers accounted for 36 percent, 29 percent and 38 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, our revenues for the fiscal quarter ended July 2, 2011 were adversely impacted by a change in customer demand expectations, including a significant change in demand expectations from a particular major customer. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.
The majority of our long-term customer contracts do not commit customers to specified buying levels, and our customers may decrease, cancel or delay their buying levels at any time with little or no advance notice to us.
The majority of our customers typically purchase our products pursuant to individual purchase orders or contracts that do not contain purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but many of these customers may decrease, cancel or delay purchase orders already in place, and the impact of any such actions may be intensified given our dependence on a small number of large customers. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short-term and long-term financial and operating goals and result in excess and obsolete inventory. For example, in mid-September 2010, we did experience certain deferrals and cancellation of orders which adversely impacted our financial results. In addition, our revenues for the fiscal quarter ended July 2, 2011 were adversely impacted by a change in customer demand expectations, including a significant change in demand expectations from a particular major customer.
We have significant manufacturing and research and development operations in China, which exposes us to risks inherent in doing business in China.
The majority of our assembly and test operations, chip-on-carrier operations and manufacturing and supply chain management operations are concentrated in our facility in Shenzhen, China. In addition, we have substantial research and development related activities in Shenzhen and Shanghai, China. To be successful in China we will need to:
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
Inflation rates in China are higher than in most jurisdictions in which we operate. We believe that salary inflation rates for the skilled personnel we hire and seek to retain in Shenzhen and Shanghai are likely to be higher than overall inflation rates.
Operations in China are subject to greater political, legal and economic risks than our operations in other countries. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, employee benefits and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits.
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
We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. Accurately forecasting customers’ product needs is difficult. Our inventory balances increased to $102.2 million as of July 2, 2011 from $82.8 million as of January 1, 2011, even though quarterly revenues decreased to $109.2 million for the fiscal quarter ended July 2, 2011 from $120.3 million for the fiscal quarter ended January 1, 2011. The increase was partly as a result of actual customer demand decreasing from earlier forecast expectations. Some of our products and supplies have in the past, and may in the future, become obsolete while in inventory due to rapidly changing customer specifications or a decrease in customer demand. We also have exposure to contractual liabilities to our contract manufacturers for inventories purchased by them on our behalf, based on our forecasted requirements, which may become excess or obsolete. Our inventory balances also represent an investment of cash. To the extent our inventory turns are slower than we anticipate based on historical practice, our cash conversion cycle extends and more of our cash remains invested in working capital. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off non-saleable or obsolete inventory. We have from time to time incurred significant inventory-related charges. Any such charges we incur in future periods could materially and adversely affect our results of operations.
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

We cannot readily predict the timing, size or success of our future acquisitions. Failure to successfully implement our acquisition plans could have a material adverse effect on our business, prospects, financial condition and results of operations. Even successful acquisitions could have the effect of reducing our cash balances, diluting the ownership interests of existing stockholders or increasing our indebtedness. For example, our acquisition of Xtellus required an immediate issuance of a significant number of newly issued shares of our common stock. In addition, during the first quarter of fiscal year 2012, we intend to issue approximately 0.9 million shares of our common stock related to the settlement of our Xtellus escrow liability. We could also choose to use shares of our common stock to pay certain earnouts associated with our acquisition of Mintera, should all, or portions, of these earnouts be achieved in the twelve and/or eighteen month periods subsequent to the acquisition date. We cannot predict with certainty which strategic, financial or operating synergies or other benefits, if any, will actually be achieved from any transaction we undertake, the timing of any such benefits, or whether those benefits which have been achieved will be sustainable on a long-term basis. Our failure to identify, consummate or integrate suitable acquisitions could adversely affect our business and results of operations.
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
As of July 2, 2011, we had approximately 3,085 employees in a total of 15 facilities around the world. As a result, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization could have a material adverse effect on our operating results and, as a result, on the market price of our common stock. Certain of these acquisitions have increased our serviceable available markets and scaling the company to address the growth potentially available from addressing these markets, and potentially available within our previously existing markets, creates additional challenges of a similar nature.
We may not realize the anticipated benefits from the transfer of wafer production from our Tucson, Arizona manufacturing operations we acquired from Newport to our European fabrication facilities.
Achieving the potential benefits of our July 4, 2009 acquisition from Newport of the laser diodes manufacturing operations in Tucson, Arizona depended in substantial part on the successful transfer of those manufacturing operations to our European fabrication facilities. We have faced significant challenges in transferring these operations in a timely and efficient manner. As a result of certain of these challenges, our opportunities to increase revenues in the corresponding business were limited in fiscal year 2011.

While we have now successfully transferred those manufacturing facilities to our European fabrication facilities, we may continue to see limitations on the extent to which we can increase revenues in fiscal year 2012, and we have not yet achieved the desired yields and related cost savings. To the extent we were to conduct similar movements of product or production between manufacturing facilities in the future, we could see similar challenges and results.
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
Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. For example during fiscal year 2011, the Swiss franc appreciated approximately 28 percent relative to the U.S. dollar, and the U.K. pound sterling appreciated 7 percent relative to the U.S. dollar, causing increases of approximately $3.1 million related to the Swiss franc and $4.4 million related to the U.K. pound sterling, respectively, in our annual manufacturing overhead and operating expenses. If the U.S. dollar stays the same or depreciates relative to the Swiss franc and/or U.K. pound sterling in the future, our future operating results may be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan, the South Korean won, the Israeli shekel, or the Euro vary more significantly than they have to date.
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

Any supply deficiencies relating to the quality or quantities of materials or equipment we use to manufacture our products could materially adversely affect our ability to fulfill customer orders and our results of operations. Lead times for the purchase of certain materials and equipment from suppliers have increased and in some cases have limited our ability to rapidly respond to increased demand, and may continue to do so in the future. These conditions have been exacerbated by suppliers, customers and companies reducing their inventory levels in response to the recent macroeconomic downturn. We are currently evaluating the capabilities of additional potential contract manufacturing partners to ensure we have a scalable and cost effective manufacturing strategy appropriate for executing our business objectives over a long-term horizon. To the extent we introduce additional contract manufacturing partners, introduce new products with new partners and/or move existing internal or external production lines to new partners, we could experience supply disruptions during the transition process.
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
During the fourth quarter of fiscal year 2011 we completed our annual first step analysis for potential impairment of our goodwill, which included examining the impact of current general economic conditions on our future prospects and the current level of our market capitalization. Based on this analysis, we concluded that goodwill related to our WSS reporting unit was impaired. Our WSS reporting unit’s goodwill was originally recorded in connection with our acquisition of Xtellus. During the fourth quarter of fiscal year 2011 we also completed our second step analysis of goodwill impairment, determining that the $20.0 million of goodwill related to our WSS reporting unit was fully impaired. Based upon this evaluation, we recorded $20.0 million for the goodwill impairment loss in our consolidated statement of operations for the fiscal year ended July 2, 2011.
During the fiscal year ended June 27, 2009, we determined that the goodwill related to our previous New Focus and Avalon reporting units was fully impaired. Impairment of goodwill and other intangible assets for fiscal year 2009, net of $2.8 million associated with the discontinued operations of the New Focus business, amounted to $9.1 million.
As of July 2, 2011, we had $10.9 million in goodwill and $19.7 million in other intangible assets on our consolidated balance sheet. In the event that we determine in a future period that impairment of our goodwill, other intangible assets or long-lived assets exists for any reason, we would record additional impairment charges in the period such determination is made, which would adversely impact our financial position and results of operations.
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
For instance, we accrued $5.4 million and $2.2 million in restructuring charges during fiscal years 2009 and 2010, respectively, in connection with our merger with Avanex. On July 4, 2009, we completed the exchange of our New Focus business to Newport in exchange for Newport’s high powered laser diode business, which resulted in us incurring $0.5 million in restructuring charges in fiscal year 2010 in connection with the transfer of the Tucson manufacturing operations to our European facilities. During fiscal year 2011, we incurred $0.6 million in restructuring charges related to a restructuring plan specific to our acquisition of Mintera.

If our customers do not qualify our manufacturing lines or the manufacturing lines of our subcontractors for volume shipments, our operating results could suffer.
Most of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Our manufacturing lines have passed our qualification standards, as well as our technical standards. However, our customers also require that our manufacturing lines pass their specific qualification standards and that we, and any subcontractors that we may use, be registered under international quality standards. In addition, we have in the past, and may in the future, encounter quality control issues as a result of relocating our manufacturing lines or introducing new products to fill production. We may be unable to obtain customer qualification of our manufacturing lines or we may experience delays in obtaining customer qualification of our manufacturing lines. Such delays or failure to obtain qualifications would harm our operating results and customer relationships. We are currently evaluating the capabilities of additional potential contract manufacturing partners to ensure we have a scalable and cost effective manufacturing strategy appropriate for executing to our business objectives over a long-term horizon. To the extent we introduce new contract manufacturing partners and move any production lines from existing internal or external facilities the new production lines will likely need to be requalified with customers.
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
Manufacturing yields depend on a number of factors, including the volume of production due to customer demand and the nature and extent of changes in specifications required by customers for which we perform design-in work. Higher volumes due to demand for a fixed, rather than continually changing, design generally results in higher manufacturing yields, whereas lower volume production generally results in lower yields. In addition, lower yields may result, and have in the past resulted, from commercial shipments of products prior to full manufacturing qualification to the applicable specifications. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs and the introduction of new product lines have historically caused, and may in the future cause, significantly reduced manufacturing yields, resulting in low or negative margins on those products. Moreover, an increase in the rejection rate of products during the quality control process, before, during or after manufacture, results in lower yields and margins. For example, see the Risk Factor entitled “We may not realize the anticipated benefits from the transfer of wafer production from our Tucson, Arizona manufacturing operations to our European fabrication facilities” above. Finally, manufacturing yields and margins can also be lower if we receive or inadvertently use defective or contaminated materials from our suppliers. Any reduction in our manufacturing yields will adversely affect our gross margins and could have a material impact on our operating results.
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
Our products may infringe the intellectual property rights of others, which could result in expensive litigation or require us to obtain a license to use the technology from third parties, or we may be prohibited from selling certain products in the future.
Companies in the industry in which we operate frequently are sued or receive informal claims of patent infringement or infringement of other intellectual property rights. We have, from time to time, received such claims, including from competitors and from companies that have substantially more resources than us.
Third parties may in the future assert claims against us concerning our existing products or with respect to future products under development, or with respect to products that we may acquire through acquisitions. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. If we do infringe a third party’s rights, we may need to negotiate with holders of those rights in order to obtain a license to those rights or otherwise settle any infringement claim. We have from time to time received notices from third parties alleging infringement of their intellectual property and where appropriate have entered into license agreements with those third parties with respect to that intellectual property. Any license agreements that we wish to enter into the future with respect to intellectual property rights may not be available to us on commercially reasonable terms, or at all. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. The recent economic downturn could result in holders of intellectual property rights becoming more aggressive in alleging infringement of their intellectual property rights and we may be the subject of such claims asserted by a third party. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur significant costs and diversion of our resources and our management’s attention. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements or judgments that require payment of significant royalties or damages.
If we fail to obtain the right to use the intellectual property rights of others necessary to operate our business, our business and results of operations will be materially and adversely affected.
Certain companies in the telecommunications and optical components markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and our competitors. Optical component suppliers may seek to gain a competitive advantage or other third parties, inside or outside our market, may seek an economic return on their intellectual property portfolios by making infringement claims against us. We currently in-license certain intellectual property of third parties, and in the future, we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could be used to inhibit or prohibit our production and sale of existing products and our development of new products for our markets. Licenses granting us the right to use third-party technology may not be available on commercially reasonable terms, or at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results. In addition, in the event we are granted such a license, it is likely such license would be non-exclusive and other parties, including competitors, may be able to utilize such technology. Our larger competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage. In addition, our larger competitors may be able to buy such technology and preclude us from licensing or using such technology.

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
For fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009, 17 percent, 19 percent and 20 percent of our revenues, respectively, were derived from sales to customers located in the United States and 83 percent, 81 percent and 80 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:
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
We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anticorruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anticorruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. We have manufacturing operations in China and other jurisdictions, many of which pose elevated risks of anti-corruption violations, and we export our products for sale internationally. This puts us in frequent contact with persons who may be considered “foreign officials” under the FCPA, resulting in an elevated risk of potential FCPA violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anticorruption laws by U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.
A lack of effective internal control over our financial reporting could result in an inability to report our financial results accurately, which could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. Our failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business, financial condition, operating results and our stock price, and we could be subject to stockholder litigation as a result. Even if we are able to implement and maintain effective internal control over financial reporting, the costs of doing business may increase and our management may be required to dedicate greater time and resources to that effort. In addition, we have in the past, and may in the future, acquire companies that have either experienced material weaknesses in their internal controls over financial reporting or have had no previous reporting obligations under Sarbanes-Oxley. Failure to integrate acquired businesses into our internal controls over financial reporting could cause those controls to fail.

Litigation may substantially increase our costs and harm our business.
We are a party to numerous lawsuits and will continue to incur legal fees and other costs related thereto, including potentially expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. In addition, there can be no assurance that we will be successful in any defense. Further, the amount of time that will be required to resolve these lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition.
For a description of our current material litigation, see Part I, Item 3 — Legal Proceedings of this Annual Report on Form 10-K.
In addition, from time to time, we have been a party to certain intellectual property infringement litigation as more fully described above under “Risks Related to Our Business — Our products may infringe the intellectual property rights of others, which could result in expensive litigation or require us to obtain a license to use the technology from third parties, or we may be prohibited from selling certain products in the future.”
Our business involves the use of hazardous materials, and we are subject to environmental and import/export laws and regulations that may expose us to liability and increase our costs.
We historically handled hazardous materials as part of our manufacturing activities. Consequently, our operations are subject to environmental laws and regulations governing, among other things, the use and handling of hazardous substances and waste disposal. We may incur costs to comply with current or future environmental laws. As with other companies engaged in manufacturing activities that involve hazardous materials, a risk of environmental liability is inherent in our manufacturing activities, as is the risk that our facilities will be shut down in the event of a release of hazardous waste, or that we would be subject to extensive monetary liabilities. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business. Under applicable European Union regulations, we, along with other electronics component manufacturers, are prohibited from using lead and certain other hazardous materials in our products. We could lose business or face product returns if we fail to maintain these requirements properly.
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
•
industry, domestic and international market and economic conditions, including the global macroeconomic downturn over the last three years and related sovereign debt issues in certain parts of the world;

•	low trading volume in our stock;
•	developments relating to patents or property rights; and
•	government regulatory changes.
In connection with our acquisition of Mintera in July 2010, we may pay up to $20.0 million in additional revenue-based consideration to former stockholders of Mintera, determined based on a set of sliding scale formulas, to the extent revenue from Mintera products is more than $29.0 million in the 12 months following the acquisition and/or more than $40.0 million in the 18 months following the acquisition. Achieving cumulative revenues of $40.0 million over the 12 months and $70.0 million over the 18 month period following the acquisition would lead to the maximum $20.0 million in additional consideration. This earnout consideration, if any, will be payable in cash or, at our option, newly issued shares of our common stock, or a combination of cash and stock. The issuance, if any, and subsequent sale of these shares, would dilute our existing stockholders and potentially have a negative impact on our stock price.
In connection with our acquisition of Xtellus in December 2009, we were obligated to pay an additional $7.0 million in consideration to the former Xtellus stockholders after an 18 month escrow period established to secure the indemnification obligations of the Xtellus stockholders under the acquisition agreement. We issued approximately 1.0 million shares of our common stock into a third-party escrow account to secure our obligation under the escrow agreement. The $7.0 million became payable in June 2011. This obligation remained outstanding as of July 2, 2011. During the first quarter of fiscal year 2012, we intend to settle this obligation through issuance of approximately 0.9 million shares of our common stock. This issuance and the subsequent sale of these shares will dilute our existing stockholders and could potentially have a negative impact on our stock price.
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

We are subject to pending securities class action and shareholder derivative legal proceedings.
When the market price of a stock experiences a sharp decline, as our stock price recently has, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. Several securities class action lawsuits have been filed against us and certain of our current and former officers and directors. Each purported derivative complaint alleges, among other things, counts for breaches of fiduciary duty, waste, and unjust enrichment. For a description of these lawsuits, see Part I, Item 3 — Legal Proceedings of this Annual Report on Form 10-K. These lawsuits will likely divert the time and attention of our management. In addition, if these suits are resolved in a manner adverse to us, the damages we could be required to pay may be substantial and could have an adverse impact on our results of operations and our ability to operate our business.
Fluctuations in our operating results could adversely affect the market price of our common stock.
Our revenues and other operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, changes in the pricing of our products due to competitive pressures as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, consumer and biotechnology markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase products from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred, could vary significantly.
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
The rapidly changing industry in which we operate, the length of time between developing and introducing a product to market and frequent changing customer specifications for products, among other things, makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations, or be able to draw down on our $45.0 million senior secured revolving credit facility, or otherwise have sufficient capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies.
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
Although we believe that these charter and bylaw provisions, and provisions of Delaware law, provide an opportunity for the board to assure that our stockholders realize full value for their investment, they could have the effect of delaying or preventing a change of control, even under circumstances that some stockholders may consider beneficial.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our principal properties as of July 2, 2011 are set forth below:

	Square			Lease
Location	Feet	Principal Use	Ownership	Expiration
San Jose, California	52,000	Corporate headquarters, office space, manufacturing, research and development	Lease	January 2016
Shenzhen, China	247,000	Office space, manufacturing, research and development	Own	Not Applicable
Caswell, United Kingdom	183,000	Office space, manufacturing, research and development	Lease	March 2026
Zurich, Switzerland	124,000	Office space, manufacturing, research and development	Lease	June 2012
San Donato, Italy	66,000	Office space, manufacturing, research and development	Lease	July 2017
Santa Rosa, California	33,000	Office space, manufacturing, research and development	Lease	December 2011
In addition to the above properties, we also own and/or lease administrative, manufacturing and research and development facilities in Shanghai, China (24,000 square feet); Acton, Massachusetts (23,000 square feet); Paignton, United Kingdom (18,000 square feet); Tucson, Arizona (15,000 square feet); Horseheads, New York (15,000 square feet); Daejeon, South Korea (7,000 square feet); Denville, New Jersey (6,000 square feet); Jerusalem, Israel (5,000 square feet) and Ottawa, Canada (4,000 square feet), with lease expiration dates ranging from September 2012 to December 2017.
As of July 2, 2011, we owned or leased a total of approximately 0.8 million square feet worldwide, including the locations listed above. We believe that our properties are adequate to meet our business needs.

Item 3.	Legal Proceedings
On June 26, 2001, the first of a number of securities class actions was filed in the United States District Court for the Southern District of New York against New Focus, Inc., now known as Oclaro Photonics, Inc. (“New Focus”), certain of our officers and directors, and certain underwriters for New Focus’ initial and secondary public offerings. A consolidated amended class action complaint, captioned In re New Focus, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 5822, was filed on April 20, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in New Focus’ initial public offering and seeks unspecified damages for claims under the Exchange Act on behalf of a purported class of purchasers of common stock from May 17, 2000 to December 6, 2000.
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
On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors, allegedly on behalf of persons who purchased or otherwise acquired our common stock between May 6 and October 27, 2010. The complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC (N.D. Cal. filed May 19, 2011), alleges generally that defendants issued materially false and misleading statements during the relevant time period regarding our current business and financial condition, including projections for our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. Discovery has not commenced, and no trial has been scheduled in this action. We intend to defend this litigation vigorously.
On June 10, 2011, a purported shareholder, Stanley Moskal, filed a purported derivative action in the Superior Court for the State of California, County of Santa Clara, against us, as nominal defendant, and certain of our current and former officers and directors, as defendants. The case is styled Moskal v. Couder, No. 1:11 CV 202880 (Santa Clara County Super. Ct. filed June 10, 2011). Four other purported shareholders, Matteo Guindani, Jermaine Coney, Jefferson Braman and Toby Aguilar, separately filed substantially similar lawsuits in the United States District Court for the Northern District of California on June 27, June 28, July 7 and July 26, 2011, respectively. The cases are styled Guindani v. Couder, No. 11 Civ. 3176 PSG (N.D. Cal. filed June 27, 2011), Coney v. Couder, No. 11 Civ. 3214 HRL (N.D. Cal. filed June 28, 2011), and Braman v. Couillaud, No. 11 Civ. 3322 RS (N.D. Cal. filed July 7, 2011), and Aguilar v. Couillaud, No. 11 Civ. 3668 EDL (N.D. Cal. filed July 26, 2011). Each purported derivative complaint alleges that Oclaro has been, or will be, damaged by the actions alleged in the Westley complaint, and the litigation of the Westley action, and any damages or settlement paid in the Westley action. Each purported derivative complaint alleges counts for breaches of fiduciary duty, waste, and unjust enrichment. Additionally, the complaint in Aguilar alleges claims for contribution pursuant to Sections 10(b) and 21D of the Securities and Exchange Act, and Securities and Exchange Commission Rule 10b-5, and Section 20(a) of the Securities Exchange Act. Each purported derivative complaint seeks damages and costs of an unspecified amount, as well as injunctive relief. Discovery has not commenced, and no trial has been scheduled in any of these actions. We intend to defend this litigation vigorously.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information and Holders
Our common stock is currently quoted on the NASDAQ Global Select Market under the symbol “OCLR.” The following table shows, for the periods indicated, the high and low sale prices of our common stock as reported on the NASDAQ Global Select Market on and subsequent to January 3, 2011 and the NASDAQ Global Market prior to January 3, 2011.

	Price Per Share of Common Stock
	High	Low
Fiscal 2010 quarter ended:
September 26, 2009	$6.20	$2.70
January 2, 2010	7.65	5.10
April 3, 2010	14.50	7.25
July 3, 2010	15.99	10.15
Fiscal 2011 quarter ended:
October 2, 2010	$16.79	$9.62
January 1, 2011	17.45	8.25
April 2, 2011	18.95	10.16
July 2, 2011	12.02	6.00
On September 6, 2011, the closing sale price of our common stock as reported on the NASDAQ Global Select Market was $4.30 per share. According to the records of our transfer agent, there were 9,819 stockholders of record of our common stock on September 6, 2011. A substantially greater number of holders of our common stock are “street name” or beneficial owners, whose shares of record are held by banks, brokers and other financial institutions.
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

	July 1,	June 30,	June 28,	June 27,	July 3,	July 2,
	2006	2007	2008	2009	2010	2011
Oclaro, Inc.	$100.00	$66.96	$51.19	$15.77	$64.29	$40.09
NASDAQ Composite Index	$100.00	$122.33	$108.31	$86.75	$100.42	$132.75
NASDAQ Telecommunications Index	$100.00	$141.44	$122.57	$95.93	$99.80	$120.07

*
Assumes that $100.00 was invested in Oclaro common stock and in each index at market closing prices on July 1, 2006, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6.	Selected Financial Data
The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.
The selected financial data set forth below at July 2, 2011 and July 3, 2010, and for the fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data at June 27, 2009, June 28, 2008 and June 30, 2007, and for the fiscal years ended June 28, 2008 and June 30, 2007 are derived from audited financial statements not included in this Annual Report on Form 10-K, after giving effect to the discontinued operations of our New Focus business. On April 29, 2010, we effected a 1-for-5 reverse split of our common stock. All share and per share amounts presented below are reflected on a post-reverse-split basis.
Consolidated Statements of Operations Data

	Year Ended
	July 2,	July 3,	June 27,	June 28,	June 30,
	2011	2010	2009	2008	2007
	(Thousands, except per share data)
Revenues	$466,505	$392,545	$210,923	$202,663	$171,183
Operating income (loss)	(33,610)	4,834	(34,811)	(29,894)	(79,871)
Income (loss) from continuing operations	(46,425)	10,961	(25,769)	(23,261)	(82,450)
Income (loss) from discontinued operations	—	1,420	(6,387)	(179)	275
Net income (loss)	(46,425)	12,381	(32,156)	(23,440)	(82,175)
Income (loss) from continuing operations per common share:
Basic	$(0.96)	$0.27	$(1.12)	$(1.25)	$(5.86)
Diluted	$(0.96)	$0.26	$(1.12)	$(1.25)	$(5.86)
Weighted average shares of common stock outstanding:
Basic	48,444	40,322	22,969	18,620	14,067
Diluted	48,444	42,262	22,969	18,620	14,067
Consolidated Balance Sheet Data

	July 2,	July 3,	June 27,	June 28,	June 30,
	2011	2010	2009	2008	2007
	(Thousands)
Total assets	$375,174	$360,795	$233,388	$212,090	$204,526
Total stockholders’ equity	229,095	252,534	140,390	149,062	120,967
Long-term obligations	6,277	9,785	4,923	1,336	1,908
The following items affect the comparability of our financial data for the periods shown in the consolidated statements of operations data above:
Revenues, operating income (loss), income (loss) from continuing operations and net income (loss) in fiscal years 2011, 2010 and 2009 include the revenues, costs of revenues and operating expenses of Avanex from April 27, 2009, the date of the merger. Operating losses for fiscal years ended July 2, 2011 and June 27, 2009 include $20.0 million and $9.1 million in recognition of impairment of goodwill and other intangible assets as more fully discussed in Note 4, Goodwill and Other Intangible Assets, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Risk Factors” appearing in Item 1A of this Annual Report on Form 10-K, “Selected Financial Data” appearing in Item 6 of this Annual Report on Form 10-K and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, including Note 1, Business and Summary of Significant Accounting Policies, to such consolidated financial statements. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by the forward-looking statements due to, among other things, our critical accounting estimates discussed below and important other factors set forth in this Annual Report on Form 10-K. Please see “Special Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.
Overview
We are a leading provider of high-performance core optical network components, modules and subsystems to global telecommunications (“telecom”) equipment manufacturers. We leverage our proprietary core technologies and vertically integrated product development to provide our customers with cost-effective and innovative optical solutions in metro and long-haul network applications. Increasingly we have new opportunities with other customers managing and building out their own wide area networks with characteristics of telecom networks. In addition, we utilize our optical expertise to address new and emerging optical product opportunities in selective non-telecom markets, such as materials processing, consumer, medical, industrial, printing and biotechnology. In all markets our approach is to offer a differentiated solution that is designed to make it easier for our customers to do business by combining optical technology innovation, photonic integration, and a vertical integrated approach to manufacturing and product development.
Our customers include Huawei; Alcatel-Lucent; Ciena; Fujitsu Limited; Tellabs, Inc.; Infinera Corporation; Cisco Systems, Inc.; ADVA Optical Networking; NEC Corporation; Nokia-Siemens Networks and Ericsson.
Results of Operations
On June 3, 2009 we announced the signing of a definitive agreement with Newport, under which Newport would acquire our New Focus business in exchange for Newport’s high power laser diodes business. The transaction closed on July 4, 2009. We have classified the financial results of the New Focus business as discontinued operations for all periods presented. The following presentations relate to continuing operations only, unless otherwise indicated.

Fiscal Years Ended July 2, 2011 and July 3, 2010
The following table sets forth our consolidated results of operations for the fiscal years ended July 2, 2011 and July 3, 2010, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of revenues, except where indicated:

	Year Ended					Increase
	July 2, 2011		July 3, 2010		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$466,505	100.0	$392,545	100.0	$73,960	18.8
Cost of revenues	342,869	73.5	283,751	72.3	59,118	20.8

Gross profit	123,636	26.5	108,794	27.7	14,842	13.6

Operating expenses:
Research and development	65,492	14.0	41,496	10.6	23,996	57.8
Selling, general and administrative	62,767	13.4	56,378	14.4	6,389	11.3
Amortization of intangible assets	2,805	0.6	951	0.2	1,854	195.0
Restructuring, acquisition and related costs	4,469	1.0	5,468	1.4	(999)	(18.3)
Legal settlements	1,678	0.4	—	—	1,678	n/m	(1)
Impairment of goodwill	20,000	4.3	—	—	20,000	n/m	(1)
Gain (loss) on sale of property and equipment	35	—	(333)	(0.1)	368	n/m	(1)

Total operating expenses	157,246	33.7	103,960	26.5	53,286	51.3

Operating income (loss)	(33,610)	(7.2)	4,834	1.2	(38,444)	n/m	(1)
Other income (expense):
Interest income	16	—	36	—	(20)	(55.6)
Interest expense	(2,011)	(0.4)	(367)	(0.1)	(1,644)	448.0
Gain (loss) on foreign currency translation	(9,174)	(2.0)	2,494	0.6	(11,668)	n/m	(1)
Other income (expense)	—	—	4,892	1.3	(4,892)	(100.0)

Total other income (expense)	(11,169)	(2.4)	7,055	1.8	(18,224)	n/m	(1)

Income (loss) from continuing operations before income taxes	(44,779)	(9.6)	11,889	3.0	(56,668)	n/m	(1)
Income tax provision	1,646	0.4	928	0.2	718	77.4

Income (loss) from continuing operations	(46,425)	(10.0)	10,961	2.8	(57,386)	n/m	(1)
Income from discontinued operations, net of tax	—	—	1,420	0.4	(1,420)	(100.0)

Net income (loss)	$(46,425)	(10.0)	$12,381	3.2	$(58,806)	n/m	(1)

(1)	Not meaningful
Revenues
Revenues for the year ended July 2, 2011 increased by $74.0 million, or 19 percent, compared to the year ended July 3, 2010. The increase was primarily from increased product sales attributable to improved market conditions as our sector experienced a rebound from the economic downturn, as compared to the market conditions of calendar year 2009, and from our acquisitions of Mintera in July 2010 and Xtellus in December 2009. During the second half of fiscal year 2011, short-term decreases in demand, including a slowdown of 40 Gb/s deployments in China, and reduced sales as a result of inventory adjustments with many of our customers offset the improved market conditions we have otherwise seen since fiscal year 2010.

For the year ended July 2, 2011, Huawei accounted for $71.7 million, or 15 percent, and Alcatel-Lucent accounted for $50.0 million, or 11 percent, of our revenues. For the year ended July 3, 2010, Huawei accounted for $51.9 million, or 13 percent, of our revenues and Alcatel-Lucent accounted for $39.5 million, or 10 percent, of our revenues.
Cost of Revenues
Our cost of revenues consists of the costs associated with manufacturing our products, and includes the purchase of raw materials, labor costs and related overhead, including stock-based compensation charges and the costs charged by our contract manufacturers for the products they manufacture for us. Charges for excess and obsolete inventory are also included in cost of revenues. Costs and expenses related to our manufacturing resources incurred in connection with the development of new products are included in research and development expense.
Our cost of revenues for the year ended July 2, 2011 increased by $59.1 million, or 21 percent, compared to the year ended July 3, 2010. The increase was primarily related to costs associated with our 19 percent increase in revenues during fiscal year 2011 and from increased costs associated with revenues from our acquisitions of Mintera and Xtellus. We also had a $2.9 million increase in depreciation expense, offset in part by lower costs from having one less week of expenses in fiscal year 2011 compared to fiscal year 2010. Our cost of revenues were also unfavorably impacted by approximately $2.1 million as a result of the Swiss franc strengthening relative to the U.S. dollar and $1.5 million as a result of the U.K. pound sterling strengthening relative to the U.S. dollar.
Gross Profit
Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.
Our gross margin rate decreased to 27 percent for the year ended July 2, 2011, compared to 28 percent for the year ended July 3, 2010. Our gross profit was unfavorably impacted by approximately $2.1 million as a result of the Swiss franc strengthening relative to the U.S. dollar and $1.5 million as a result of the U.K. pound sterling strengthening relative to the U.S. dollar. In addition, we had a $2.9 million increase in depreciation expense, offset in part by lower costs from having one less week of expenses in fiscal year 2011 compared to fiscal year 2010.
Research and Development Expenses
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.
Research and development expenses increased by $24.0 million, or 58 percent, for the year ended July 2, 2011, compared to the year ended July 3, 2010. Our research and development expenses increased as we invested to match the rate of our anticipated revenue growth for fiscal year 2011. This includes increased spending on personnel and on materials associated with our product development efforts. The increase was also attributable to research and development associated with increased personnel and product development efforts related to our acquisitions of Mintera in July 2010 and Xtellus in December 2009. These increases were offset in part by having an additional week of expenses during the year ended July 3, 2010 compared to the year ended July 2, 2011. Beginning in the fourth quarter of fiscal year 2011, we began to decrease the rate of our investment in research and development in response to changing short-term revenue growth expectations, and expect this trend to continue in our fiscal quarter ended October 1, 2011. We do expect research and development expenses to be higher in amount for the full fiscal year 2012, as compared to the full fiscal year 2011. Personnel-related costs increased to $37.7 million for the year ended July 2, 2011, compared with $26.9 million for the year ended July 3, 2010. Other costs, including engineering materials, the costs of design tools and facilities-related costs increased to $27.8 million for the year ended July 2, 2011, compared with $14.6 million for the year ended July 3, 2010. Research and development expenses were unfavorably impacted by approximately $1.1 million as a result of the U.K. pound sterling strengthening relative to the U.S. dollar and $0.6 million as a result of the Swiss franc strengthening relative to the U.S. dollar.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses (excluding manufacturing and research and development focused sites), insurance expenses and certain information technology costs.
Selling, general and administrative expenses increased by $6.4 million, or 11 percent, for the year ended July 2, 2011, compared to the year ended July 3, 2010. The increase was primarily due to the increase in costs incurred in connection with recent acquisitions, offset in part by the additional week of expenses during the year ended July 3, 2010. Personnel-related costs increased to $34.9 million for the year ended July 2, 2011, compared with $31.4 million for the year ended July 3, 2010. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, increased to $27.9 million for the year ended July 2, 2011, compared with $25.0 million for the year ended July 3, 2010. Selling, general and administrative expenses were unfavorably impacted by approximately $1.8 million as a result of the U.K. pound sterling strengthening relative to the U.S. dollar and $0.4 million as a result of the Swiss franc strengthening relative to the U.S. dollar.
Amortization of Intangible Assets
Amortization of intangible assets increased to $2.8 million for the year ended July 2, 2011 from $1.0 million for the year ended July 3, 2010. This $1.8 million increase was primarily attributable to our acquisitions of Mintera in July 2010 and Xtellus in December 2009. Specifically, the amortizable base of our intangible assets increased by $11.7 million from our Mintera acquisition and by $7.3 million from our Xtellus acquisition. We expect the amortization of intangible assets to increase from $2.8 million to $2.9 million for fiscal year 2012, $3.2 million for fiscal years 2013 through 2015 and $2.7 million for fiscal year 2016 based on the current level of our intangible assets.
Restructuring, Acquisition and Related Costs
We incurred $1.5 million in employee separation costs during the year ended July 2, 2011 in connection with previously announced restructuring plans, offset by reductions to our restructuring reserve of $0.8 million from revised estimates for employee separation costs, lease cancellation and commitments and other charges. We do not expect to incur significant additional restructuring costs in connection with previously announced restructuring plans.
We also incurred $3.6 million during the year ended July 2, 2011 in external consulting charges associated with our next phase of optimization of past acquisitions as we focus on the associated infrastructure and processes required to support sustainable growth. In addition, we recorded $0.1 million in acquisition-related professional fees during this same period.
Legal Settlements
Legal settlements expense of $1.7 million during the year ended July 2, 2011 includes amounts recorded in connection with a confidential settlement agreement with QinetiQ Limited and for other legal settlements and related legal costs.
Impairment of Goodwill
During the fourth quarter of fiscal year 2011, we completed our annual first step analysis for potential impairment of our goodwill, which included examining the impact of current general economic conditions on our future prospects and the current level of our market capitalization. Based on this analysis, including the effect of recent declines in our stock price and market capitalization, we concluded that goodwill related to our WSS reporting unit was impaired. Our WSS reporting unit’s goodwill was originally recorded in connection with our acquisition of Xtellus. During the fourth quarter of fiscal year 2011, we also completed our second step analysis of goodwill impairment, determining that the $20.0 million of goodwill related to our WSS reporting unit was fully impaired. Based upon this evaluation, we recorded $20.0 million for the goodwill impairment loss in our consolidated statement of operations for fiscal year 2011.

Gain on Sale of Property and Equipment
For the year ended July 3, 2010, we recorded a net gain of $0.3 million, primarily related to the sale of certain fixed assets in Villebon, France in connection with the closing of that facility.
Other Income (Expense)
Other income (expense) for the year ended July 2, 2011 decreased by $18.2 million compared to the year ended July 3, 2010. This decrease was primarily due to an $11.7 million increase in foreign exchange loss from the non-cash re-measurement of short-term receivables and payables among certain of our wholly-owned international subsidiaries for fluctuations in the U.S. dollar relative to our other local functional currencies during the corresponding periods. This decrease was also due to a $5.3 million in gain from our purchase of Newport’s high-power laser diodes business being recorded during the year ended July 3, 2010 and from a $1.6 million increase in interest expense during the year ended July 2, 2011 related to liabilities recognized in the acquisitions of Xtellus and Mintera.
Income Tax Provision
For the fiscal year ended July 2, 2011, our income tax provision of $1.6 million primarily related to certain of our foreign operations, which operate on a cost-plus basis for services primarily associated with manufacturing and research and development.
In the fourth quarter of fiscal year 2010, we determined that it is more-likely-than-not that we will utilize net operating losses in one of our foreign jurisdictions due to current earnings and projections of future profitability. Accordingly, we released $1.3 million of our valuation allowance against $1.3 million of previously unrecognized deferred tax assets during the fourth quarter of fiscal year 2010. This amount represented the entire remaining deferred tax asset related to the accumulated net operating losses of the foreign jurisdiction. Due to the uncertainty surrounding the realization of the tax attributes in other jurisdictions, we have recorded a full valuation allowance against our remaining foreign and domestic deferred tax assets as of July 2, 2011.
Income from Discontinued Operations
No amounts related to revenues, cost of revenues, gross profit or operating expenses were recognized during fiscal years 2011 and 2010 due to the sale of our New Focus business on July 4, 2009. During fiscal year 2010, we recorded income of $1.4 million from discontinued operations from the sale of our New Focus business. For further details, refer to Note 3, Business Combinations, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Fiscal Years Ended July 3, 2010 and June 27, 2009
The following table sets forth our consolidated results of operations for the fiscal years ended July 3, 2010 and June 27, 2009, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of revenues, except where indicated:

	Year Ended					Increase
	July 3, 2010		June 27, 2009		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$392,545	100.0	$210,923	100.0	$181,622	86.1
Cost of revenues	283,751	72.3	164,425	78.0	119,326	72.6

Gross profit	108,794	27.7	46,498	22.0	62,296	134.0

Operating expenses:
Research and development	41,496	10.6	26,147	12.4	15,349	58.7
Selling, general and administrative	56,378	14.4	34,899	16.6	21,479	61.5
Amortization of intangible assets	951	0.2	487	0.2	464	95.3
Restructuring, acquisition and related costs	5,468	1.4	6,826	3.2	(1,358)	(19.9)
Legal settlements	—	—	3,829	1.8	(3,829)	(100.0)
Impairment of goodwill and other intangible assets	—	—	9,133	4.3	(9,133)	(100.0)
Gain on sale of property and equipment	(333)	(0.1)	(12)	—	(321)	2,675.0

Total operating expenses	103,960	26.5	81,309	38.5	22,651	27.9

Operating income (loss)	4,834	1.2	(34,811)	(16.5)	39,645	n/m (1)
Other income (expense):
Interest income	36	—	575	0.3	(539)	(93.7)
Interest expense	(367)	(0.1)	(543)	(0.3)	176	(32.4)
Gain on foreign currency translation	2,494	0.6	11,094	5.3	(8,600)	(77.5)
Other income (expense)	4,892	1.3	(685)	(0.3)	5,577	n/m (1)

Total other income (expense)	7,055	1.8	10,441	5.0	(3,386)	(32.4)

Income (loss) from continuing operations before income taxes	11,889	3.0	(24,370)	(11.5)	36,259	n/m (1)
Income tax provision	928	0.2	1,399	0.7	(471)	(33.7)

Income (loss) from continuing operations	10,961	2.8	(25,769)	(12.2)	36,730	n/m (1)
Income (loss) from discontinued operations, net of tax	1,420	0.4	(6,387)	(3.0)	7,807	n/m (1)

Net income (loss)	$12,381	3.2	$(32,156)	(15.2)	$44,537	n/m (1)

(1)	Not meaningful
Revenues
Revenues for the year ended July 3, 2010 increased by $181.6 million, or 86 percent, compared to the year ended June 27, 2009. The increase was primarily related to our merger with Avanex in April 2009, increased product sales attributable to improved market conditions, as compared to the market conditions of calendar year 2009 as a result of the economic downturn, which resulted in market share gains across the majority of our product areas. The increase was also due to including revenues from our July 2009 acquisition of the Newport laser diode business in our results of operations for the year ended July 3, 2010.

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
Gross Profit
Our gross margin rate increased to 28 percent for the year ended July 3, 2010, compared to 22 percent for the year ended June 27, 2009. The increase in gross margin rate was primarily due to operating leverage from higher revenue volumes, synergies from the merger with Avanex, including related cost reductions and the internal sourcing of Oclaro components into Avanex products, as well as the impact of other cost reduction efforts during fiscal year 2010 and earlier. Gross margin rate was also favorably impacted during the year ended July 3, 2010 relative to year ended June 27, 2009 due to recognizing the costs associated with $2.7 million of products shipped to Nortel in the year ended June 27, 2009, which revenue was deferred in accordance with our revenue recognition policy.
Research and Development Expenses
Research and development expenses increased to $41.5 million for the year ended July 3, 2010 from $26.1 million for the year ended June 27, 2009. The increase was primarily due to an increase in research and development in connection with the merger with Avanex in April 2009, the acquisitions of the Newport laser diode business in July 2009 and Xtellus in December 2009, and increased investment in research and development resources, primarily personnel-related, in an effort to match the rate of our anticipated revenue growth. Research and development expenses in fiscal year 2010 also included one additional week of expenses due to our fiscal calendar. The year ended July 3, 2010 was a 53 week year, while the year ended June 27, 2009 was a 52 week year. Personnel-related costs increased to $26.9 million for the year ended July 3, 2010, compared with $15.3 million for the year ended June 27, 2009. Other costs, including the costs of design tools and facilities-related costs increased to $14.6 million for the year ended July 3, 2010, compared with $10.8 million for the year ended June 27, 2009.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $56.4 million for the year ended July 3, 2010, from $34.9 million for the year ended June 27, 2009. The increase was primarily due to an increase in costs incurred in connection with the merger with Avanex in April 2009 and the acquisitions of the Newport laser diode business in July 2009 and Xtellus in December 2009, offset in part by synergies related to integrating these operations. Selling, general and administrative expenses in fiscal year 2010 also included one additional week of expenses due to our fiscal calendar. Personnel-related costs increased to $31.4 million for the year ended July 3, 2010, compared with $19.4 million for the year ended June 27, 2009. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses increased to $25.0 million for the year ended July 3, 2010, compared with $15.5 million for the year ended June 27, 2009.
Amortization of Intangible Assets
Amortization of intangible assets increased to $1.0 million for the year ended July 3, 2010 from $0.5 million in the year ended June 27, 2009. This $0.5 million increase was driven by acquisitions during fiscal year 2010. Specifically, the amortizable base of our intangible assets increased in the year ended July 3, 2010 by $1.8 million from our Newport acquisition, $7.3 million from our Xtellus acquisition and $0.7 million from an asset purchase.

Restructuring, Acquisition and Related Costs
For the year ended July 3, 2010, we accrued $0.4 million in expenses, net of adjustments, for revised estimates related to lease cancellations and commitments and $2.2 million in employee separation costs in connection with cost reduction and restructuring plans implemented in prior years. During the year ended July 3, 2010, we also initiated a new restructuring plan resulting from our acquisition of the Newport laser diode business. This plan involves the transfer of laser diode manufacturing operations from Tucson, Arizona to our European manufacturing facilities. We incurred $0.5 million in restructuring accruals for employee separation charges under the Newport plan. During the year ended July 3, 2010, we also wrote-down $0.8 million in inventory, net of adjustments, which became impaired through the integration of our WSS product lines.
During the year ended July 3, 2010, we also recorded $2.5 million for acquisition-related costs, which include $1.5 million of professional fees and $1.0 million in employee retention payments payable in connection with the acquisition of Xtellus. During the second half of fiscal year 2010, we reassessed the fair value of the value protection liability related to our Xtellus acquisition determining that the fair value of this liability declined from $0.9 million at January 2, 2010 to nil at July 3, 2010. This $0.9 million change in fair value was recognized as a reduction to acquisition-related costs during the year ended July 3, 2010.
Legal Settlement
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
Impairment of Goodwill and Other Intangible Assets
During the year ended June 27, 2009 we determined that the goodwill related to our New Focus and Avalon reporting units was fully impaired, and we therefore recorded a $7.9 million goodwill impairment charge. In conjunction with our review of goodwill, we recorded $1.2 million for the impairment loss related to certain intangible assets related to our Avalon reporting unit in our fiscal year 2009 statement of operations. The impairment charges will not result in any current or future cash expenditures.
Gain on Sale of Property and Equipment
During the year ended July 3, 2010, we recorded a net gain of $0.3 million, primarily related to the sale of certain fixed assets in Villebon, France made surplus in connection with the closing of that facility.
Other Income (Expense)
Other income (expense) for the year ended July 3, 2010 decreased by $3.4 million compared to the year ended June 27, 2009. This decrease primarily resulted from an $8.6 million decrease in gain from the re-measurement of short-term receivables and payables for fluctuations in the U.S. dollar relative to our other local functional currencies during the corresponding periods among certain of our wholly-owned international subsidiaries and a $0.5 million decrease in interest income due to lower average interest rates, which was partially offset by a $5.3 million gain from the bargain purchase of the high-power laser diodes business from Newport on July 4, 2009.
Income Tax Provision
For the year ended July 3, 2010, our income tax provision of $0.9 million primarily related to $2.2 million in current income taxes from our operations in Italy, China and the United States, partially offset by a release of $1.3 million in our valuation allowance.

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
Income (Loss) From Discontinued Operations
The following table sets forth the results of the discontinued operations of our New Focus business, which was sold on July 4, 2009, for the fiscal years ended July 3, 2010 and June 27, 2009 and the year-over-year increase (decrease) in our results:

	Year Ended
	July 3,	June 27,
	2010	2009	Change
	(Thousands, except percentages)
Revenues	$—	$24,829	$(24,829)
Cost of revenues	—	17,113	(17,113)

Gross profit	—	7,716	(7,716)
Gross margin rate	—	31.1%
Operating expenses	—	14,106	(14,106)
Other income (expense), net	1,420	53	1,367

Income (loss) from discontinued operations before income taxes	1,420	(6,337)	7,757
Income tax provision	—	50	(50)

Net income (loss) from discontinued operations	$1,420	$(6,387)	$7,807

For further details, refer to Note 3, Business Combinations, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Liquidity and Capital Resources
Cash flows from Operating Activities
Net cash used by operating activities for the year ended July 2, 2011 was $4.6 million, primarily resulting from a net loss of $46.4 million and by a $1.7 million decrease in cash due to changes in operating assets and liabilities, largely offset by $43.5 million in non-cash adjustments to our net loss. The $1.7 million decrease in cash due to changes in operating assets and liabilities was comprised of a $30.9 million increase in inventory, a $1.9 million decrease in accrued expenses and other liabilities, a $0.3 million increase in prepaid expenses and other current assets and a $0.2 million increase in other non-current assets, offset in part by cash generated from a $20.7 million decrease in accounts receivable and a $10.8 million increase in accounts payable. The $43.5 million in non-cash adjustments consisted of a $20.0 million charge for impairment of goodwill, $18.1 million of expense related to depreciation and amortization and $6.3 million of expense related to stock-based compensation, offset in part by $0.9 million from the amortization of deferred gain from a sales-leaseback transaction.
Net cash used by operating activities for the year ended July 3, 2010 was $5.3 million, primarily resulting from a $25.1 million decrease in cash due to changes in operating assets and liabilities, partially offset by net income of $12.4 million and non-cash adjustments to net income of $7.4 million. The $25.1 million decrease in cash due to changes in operating assets and liabilities was comprised of a $34.9 million increase in accounts receivable, a $7.6 million decrease in accrued expenses and other liabilities and an increase of $2.4 million in prepaid expenses and other current assets, offset in part by cash generated from a $15.4 million increase in accounts payable, a $3.3 million decrease in inventory and a $1.1 million decrease in other non-current assets. The $7.4 million in non-cash adjustments primarily consisted of $11.8 million of expense related to depreciation and amortization and $4.4 million of expense related to stock-based compensation, offset in part by $5.3 million in gain from the bargain purchase of the high-power laser diodes business from Newport, $1.4 million in gain from the sale of the New Focus business, $0.9 million from the amortization of deferred gain from a sales-leaseback transaction, $0.9 million from the change in fair value of the value protection guarantee related to the Xtellus acquisition and $0.3 million in gain from the sale of property and equipment.

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
Cash flows from Investing Activities
Net cash used in investing activities for the year ended July 2, 2011 was $47.9 million, primarily consisting of $41.6 million used in capital expenditures to support new product introductions and our anticipated revenue growth and $10.5 million used in the acquisition of Mintera, partially offset by a reduction of $4.0 million in restricted cash related to facility leases from which we exited during fiscal year 2011 and $0.2 million in proceeds from the sale of certain fixed assets.
Net cash used in investing activities for the year ended July 3, 2010 was $6.7 million, primarily consisting of $12.1 million used in capital expenditures, $7.5 million used to acquire an equity interest in ClariPhy Communications, Inc., a privately-held company, and $0.3 million used to acquire intangible assets, equipment and inventory through an asset purchase, which were partially offset by $9.3 million in sales and maturities of available-for-sale investments, $3.3 million in cash acquired from business combinations and $0.9 million in proceeds from the sale of certain fixed assets.
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
Cash Flows from Financing Activities
Net cash provided by financing activities of $2.7 million for the year ended July 2, 2011 resulted from $2.4 million received from issuance of common stock, primarily through stock option exercises, and from $0.3 million in additional proceeds related to our May 2010 follow-on stock offering due to finalization of our previous estimates of offering-related expenses.
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
Effect of Exchange Rates on Cash and Cash Equivalents for the Years Ended July 2, 2011, July 3, 2010 and June 27, 2009
The effect of exchange rates on cash and cash equivalents for the year ended July 2, 2011 was an increase of $5.4 million, which included $1.5 million in net gain due to the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries and from gains of approximately $2.2 million related to the revaluation of U.S. dollar denominated operating intercompany payables of our subsidiaries.

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
Credit Facility
On August 2, 2006, Oclaro, Inc., along with Oclaro Technology Ltd., Oclaro Photonics, Inc. and Oclaro Technology, Inc., each a wholly-owned subsidiary of the Company (collectively the “Original Borrowers”), entered into a credit agreement, or the “Original Credit Agreement,” with Wells Fargo Capital Finance, Inc. and certain other lenders, which Original Credit Agreement has previously been amended from time to time.
On July 26, 2011, Oclaro Technology Ltd., as “Borrower,” and Oclaro, Inc., as “Parent,” entered into an amendment and restatement to the Original Credit Agreement with Wells Fargo Capital Finance, Inc. and the other lenders party thereto regarding the senior secured revolving credit facility, increasing the facility size from $25 million to $45 million and extending the term thereof to August 1, 2014 (the “Credit Agreement”). Under the Credit Agreement, advances are available based on 80 percent of “qualified accounts receivable,” as defined in the Credit Agreement.
The obligations of the Borrower under the Credit Agreement are guaranteed by Parent and all significant subsidiaries of Parent and Borrower (collectively, the “Guarantors”), and are secured, pursuant to two security agreements (the “Security Agreements”), by substantially all of the assets of Borrower and Guarantors, including a pledge of the capital stock holdings of the Borrower and certain Guarantors in their direct subsidiaries.
Borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate plus 2.50 percentage points or the bank’s prime rate plus 1.50 percentage points. In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and re-borrowed at any time until maturity, which is August 1, 2014.
The Credit Agreement contains negative covenants applicable to Parent, Borrower and their subsidiaries, including a financial covenant that, on a consolidated basis, requires Parent to maintain a minimum fixed charge coverage ratio of no less than 1.10 to 1.00, if Parent and its subsidiaries have not maintained “minimum liquidity” (defined as $15 million of qualified cash and excess availability, each as defined in the Credit Agreement). The Credit Agreement also contains restrictions on liens, certain investments, indebtedness, fundamental changes to the Borrower’s business, certain dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates.
The obligations of the Borrower under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $2.0 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as the Employee Retirement Income Security Act, certain judgments in excess of $2.0 million and a change of control default.
In connection with the Credit Agreement, the Borrower paid a closing fee of $250,000 and agreed to pay a monthly servicing fee of $3,000 and a variable unused line fee equal to between 0.375 and 0.50 percentage points per annum, payable monthly on the unused amount of revolving credit commitments. To the extent there are letters of credit outstanding under the Credit Agreement, the Borrower is obligated to pay the administrative agent a letter of credit fee at a rate equal to 3.3 percentage points per annum.

As of July 2, 2011 and July 3, 2010, there were no amounts outstanding under the Original Credit Agreement. At July 2, 2011 and July 3, 2010, there were $1.1 million and $2.0 million, respectively, in outstanding standby letters of credit with vendors secured under the Original Credit Agreement and subsequently under the Credit Agreement. The outstanding standby letters of credit for $1.1 million expire at various intervals through April 2014.
Future Cash Requirements
As of July 2, 2011, we held $62.8 million in cash and cash equivalents and $0.6 million in restricted cash. We expect that our cash flows from operations, together with our current cash balances and amounts expected to be available under our Credit Agreement, which are based on a percentage of eligible accounts receivable (as defined in the Credit Agreement), will provide us with sufficient financial resources in order to operate as a going concern through at least fiscal year 2012. In the future, in order to strengthen our financial position, in the event of unforeseen circumstances, or in the event we need to fund our growth in future financial periods, we may need to raise additional funds by any one or a combination of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.
From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses, such as our merger with Avanex, our acquisitions of Xtellus and Mintera, and our exchange of assets agreement with Newport. We continue to consider potential acquisition candidates. Any such transactions could result in us issuing significant number of new equity or debt securities (including promissory notes), the incurrence or assumption of debt, and the utilization of our cash and cash equivalents. We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity securities and/or borrowings. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.
Risk Management — Foreign Currency Risk
As our business is multinational in scope, we are increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. In the future, we expect that a majority of our revenues will be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling and the Swiss franc. Fluctuations in the exchange rate between the U.S. dollar, the U.K. pound sterling and the Swiss franc and, to a lesser extent, other currencies in which we collect revenues and pay expenses could affect our operating results. This includes the Chinese yuan, the Korean won, the Israeli shekel and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen and Shanghai, China; Daejeon, South Korea; Jerusalem, Israel and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of July 2, 2011, we held five foreign currency forward exchange contracts with a notional value of $4.0 million which include put and call options which expire, or expired, at various dates from July 2011 to November 2011. As of July 2, 2011, we recorded an unrealized gain of $0.1 million to accumulated other comprehensive income in connection with marking these contracts to fair value.

Contractual Obligations
Our contractual obligations at July 2, 2011, by nature of the obligation and amount due over identified periods of time, are set out in the table below:

	Operating	Sublease	Purchase	Long-Term
	Leases	Income	Obligations	Obligations
	(Thousands)
Fiscal Year:
2012	$6,653	$(238)	$86,888	$138
2013	4,206	(128)	—	7
2014	3,634	(128)	—	—
2015	3,425	(84)	—	—
2016	3,334	(62)	—	—
Thereafter	24,039	—	—	—

	$45,291	$(640)	$86,888	$145

The purchase obligations consist of our total outstanding purchase order commitments at July 2, 2011. Any capital purchases to which we are committed are included in these outstanding purchase order commitments. Operating leases are future annual commitments under non-cancelable operating leases, including rents payable for land and buildings.
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
We also have indemnification clauses in various contracts that we enter into in the normal course of business, such as indemnifications in favor of customers in respect of liabilities they may incur as a result of purchasing our products should such products infringe the intellectual property rights of a third party. We have not historically paid out any material amounts related to these indemnifications; therefore, no accrual has been made for these indemnifications.
Other than as set forth above, we are not currently party to any material off-balance sheet arrangements.
Recent Accounting Pronouncements
See Note 1, Business and Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding the effect of new accounting pronouncements on our consolidated financial statements.
Application of Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses and other financial information. Actual results may differ significantly from those based on our estimates and judgments or could have been materially different if we had used different assumptions, estimates or conditions. In addition, our financial condition and results of operations could vary due to a change in the application of a particular accounting standard.

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
Revenue Recognition and Sales Returns
Revenue represents the amounts, excluding sales taxes, derived from the sale of goods and services to third-party customers during a given period. Specifically, we recognize product revenue when persuasive evidence of an arrangement exists, the product has been shipped, title has transferred, collectability is reasonably assured, fees are fixed or determinable and there are no uncertainties with respect to customer acceptance. For certain sales, we are required to determine, in particular, whether the delivery has occurred, whether items will be returned and whether we will be paid under normal commercial terms. For certain products sold to customers, we specify delivery terms in the agreement under which the sale was made and assess each shipment against those terms, and only recognize revenue when we are certain that the delivery terms have been met. We record a provision for estimated sales returns in the same period as the related revenues are recorded, which is netted against revenue. These estimates for sales returns are based on historical sales return rates, other known factors and our return policy. Before accepting a new customer, we review publicly available information and credit rating databases to provide ourselves with reasonable assurance that the new customer will pay all outstanding amounts in accordance with our standard terms. For existing customers, we monitor historic payment patterns and we perform ongoing credit evaluations to assess whether we can expect payment in accordance with the terms set forth in the agreement under which the sale was made.
We recognize revenues from financially distressed customers when collectability becomes reasonably assured, assuming all other above criteria for revenue recognition have been met. In fiscal year 2009 we issued billings of $4.1 million for products that were shipped to Nortel, but for which payment was not received prior to Nortel’s bankruptcy filing on January 14, 2009. As a result, the corresponding revenue was deferred, and therefore was not recognized as revenues or accounts receivable in the consolidated financial statements at the time of such billings, as we determined that such amounts were not reasonably assured of collectability in accordance with our revenue recognition policy. As of July 2, 2011, we had remaining contractual receivables from Nortel totaling $2.7 million which are not reflected in the accompanying consolidated balance sheet. To the extent that collectability becomes reasonably assured for these deferred billings in future periods, our future results of operations will benefit from the recognition of these amounts.
Inventory Valuation
In general, our inventories are valued at the lower of cost to acquire or manufacture our products or market value, less write-offs of inventory we believe could prove to be unsalable. Manufacturing costs include the cost of the components purchased to produce our products and related labor and overhead. We review our inventory on a quarterly basis to determine if it is saleable. Products may be unsalable because they are technically obsolete due to substitute products, specification changes or excess inventory relative to customer forecasts. We currently reduce the cost basis for inventory using methods that take these factors into account. If we find that the cost of inventory is greater than the current market price, we will write the inventory down to the estimated selling price, less the estimated cost to complete and sell the product.
Business Combinations
Through June 27, 2009, we accounted for our acquisitions using the purchase accounting method in accordance with Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), Business Combinations. Under this method, we allocated the purchase price of acquired companies to the assets acquired and liabilities assumed, based on their estimated relative fair values at the acquisition date, with any excess allocated to goodwill (defined as the excess of the purchase price over the fair value allocated to the assets acquired and liabilities assumed). Our judgments as to fair value of the assets, therefore, affected the amount of goodwill that we recorded. These judgments included estimating the useful lives over which the fair values are or were amortized to expense.

For tangible assets acquired in any acquisition, such as plant and equipment, we estimate useful lives by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of acquired intangible assets with definite lives, we consider the industry environment and specific factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include core and current technology, patents, supply agreements, capitalized licenses and customer contracts. We amortize our acquired intangible assets with definite lives over periods generally ranging from 1.5 to 11 years and, in the case of one specific customer contract, 15 years.
Our acquisitions consummated after June 27, 2009, including the acquisition of the high-power laser diodes business from Newport on July 4, 2009 and our acquisitions of Xtellus on December 17, 2009 and Mintera on July 21, 2010, were accounted for pursuant to Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Under ASC Topic 805, there are significant differences as compared to SFAS No. 141 in determining the purchase price of an acquired entity, including:
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

Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. For instance, the estimated fair value of our common stock issued in connection with our acquisition of Xtellus was determined using the closing price of $6.70 per share as of the acquisition date, December 17, 2009, adjusted by a discount rate to reflect the lack of marketability due to the shares being unregistered and subject to restrictions on transfer under Rule 144 of the Securities Act. In addition, the estimated fair value of the value protection guarantee issued in connection with the Xtellus acquisition was determined by using management estimates of future operating results and a Monte Carlo simulation model to determine the likelihood of achieving certain market conditions. For our Mintera acquisition, we agreed to pay additional revenue-based consideration whereby former security holders of Mintera are entitled to receive up to $20.0 million, determined based on a set of sliding scale formulas, to the extent revenue from Mintera products is more than $29.0 million in the 12 months following the acquisition and/or more than $40.0 million in the 18 months following the acquisition. The estimated fair value of these obligations were determined using management estimates of the total amounts expected to be paid based on estimated operating results, discounted to their present value using our incremental borrowing cost.
Our preliminary estimates of fair value are inherently uncertain and subject to refinement. As a result, during the measurement period for a business combination, which may be up to one year, we may record adjustments to the values of assets acquired and liabilities assumed. After the conclusion of the measurement period or our final determination of the values of assets acquired or liabilities assumed, whichever comes first, subsequent adjustments affecting earnings are recorded within our consolidated statements of operations.
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
The first step of testing goodwill for impairment is based on a reporting unit’s “fair value,” which is generally determined through market prices. In certain cases, due to the absence of market prices for a particular element of our business, we have elected to base our testing on discounted future expected cash flows. Although the discount rates and other input variables may differ, the model we use in this process is the same model we use to evaluate the fair value of acquisition candidates and the fairness of offers to purchase businesses that we are considering for divestiture. The forecasted cash flows we use are derived from the annual long-range planning process that we perform and present to our board of directors. In this process, each reporting unit is required to develop reasonable sales, earnings and cash flow forecasts for the next three to seven years based on current and forecasted economic conditions. For purposes of testing for impairment, the cash flow forecasts are adjusted as needed to reflect information that becomes available concerning changes in business levels and general economic trends. The discount rates used for determining discounted future cash flows are generally based on our weighted-average cost of capital and are then adjusted for “plan risk” (the risk that a business will fail to achieve its forecasted results) and “country risk” (the risk that economic or political instability in the countries in which we operate will cause a business unit’s projections to be inaccurate). Finally, a growth factor beyond the three to seven-year period for which cash flows are planned is selected based on expectations of future economic conditions. Virtually all of the assumptions used in our models are susceptible to change due to global and regional economic conditions as well as competitive factors in the industry in which we operate. Unanticipated changes in discount rates from one year to the next can also have a significant effect on the results of the calculations. While we believe the estimates and assumptions we use are reasonable, various economic factors could cause the results of our goodwill testing to vary significantly.
During the fourth quarter of fiscal year 2011, we completed our annual first step analysis for potential impairment of our goodwill, which included examining the impact of current general economic conditions on our future prospects and the current level of our market capitalization. Based on this analysis, we concluded that goodwill related to our WSS reporting unit was impaired. Our WSS reporting unit’s goodwill was originally recorded in connection with our acquisition of Xtellus. During the fourth quarter of fiscal year 2011, we also completed our second step analysis of goodwill impairment, determining that the $20.0 million of goodwill related to our WSS reporting unit was fully impaired. Based upon this evaluation, we recorded $20.0 million for the goodwill impairment loss in our consolidated statement of operations for fiscal year 2011. In conjunction with our second step goodwill impairment analysis, we also evaluated the fair value of the intangible assets of this reporting unit and concluded that such assets were not impaired.
During the fiscal year ended June 27, 2009, we observed indicators of potential impairment of our goodwill, including the impact of the then current general economic downturn, our future prospects and the continued decline of our market capitalization, which caused us to conduct a goodwill impairment analysis. Specifically, indicators emerged within our New Focus reporting unit, which includes the technology acquired in the March 2004 acquisition of Oclaro Photonics, Inc. and one other reporting unit that included the technology acquired in the March 2006 acquisition of Avalon Photonics AG (the Avalon reporting unit). These indicators led us to conclude that an impairment test was required to be performed for goodwill related to these reporting units.

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
These impairments will not result in any current or future cash expenditures.
Accounting for Stock-Based Compensation
We recognize in our statement of operations all stock-based compensation, including grants of employee stock options and restricted stock, based on their fair values on the grant dates. Estimating the grant date fair value of employee stock options requires us to make judgments in the determination of inputs into the Black-Scholes-Merton valuation model which we use to arrive at an estimate of the fair value for such awards. These inputs are based upon highly subjective assumptions as to the volatility of the underlying stock, risk free interest rates and the expected life of the options. Judgment is also required in estimating the number of share-based awards that are expected to be forfeited during any given period. As required under the accounting rules, we review our valuation assumptions at each grant date, and, as a result, our valuation assumptions used to value employee stock options granted in future periods may change. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our consolidated results of operations could be materially impacted. During the years ended July 2, 2011, July 3, 2010 and June 27, 2009, we recognized $6.3 million, $4.4 million and $4.1 million of stock-based compensation expense, respectively, in our results from continuing operations. See Note 11, Stock-based Compensation, to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
Income Taxes
We account for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against deferred income tax assets which are not likely to be realized.
In fiscal year 2010, we determined that it is more-likely-than-not that we will utilize net operating losses in one of our foreign jurisdictions due to current earnings and projections of future profitability. Accordingly, we released $1.3 million of our valuation allowance against $1.3 million of previously unrecognized deferred tax assets during fiscal year 2010. This amount represented the entire remaining deferred tax asset related to the accumulated net operating losses of the foreign jurisdiction. Due to the uncertainty surrounding the realization of the tax attributes in other jurisdictions, we have recorded a full valuation allowance against our remaining foreign and domestic deferred tax assets as of July 2, 2011.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Interest rates
We finance our operations through a mixture of issuances of equity securities, finance leases, working capital and by drawing on our Credit Agreement. Our only exposure to interest rate fluctuations is on our cash deposits and for amounts borrowed under our Credit Agreement. At July 2, 2011 there was no amount outstanding under our Credit Agreement. As of July 2, 2011, we had $1.1 million in three outstanding standby letters of credit with vendors secured under our Credit Agreement.
We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts. We believe our current interest rate risk is immaterial.

Foreign currency
As our business has grown and become multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States in 2004, and our movement of certain functions, including assembly and test operations, from the United Kingdom to China, in the future we expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling and the Swiss franc. Fluctuations in the exchange rate between the U.S. dollar, the U.K. pound sterling and the Swiss franc and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese yuan, the Korean won, the Israeli shekel and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen and Shanghai, China; Daejeon, South Korea; Jerusalem, Israel and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.
As of July 2, 2011, our U.K. subsidiary had $45.3 million, net, in U.S. dollar denominated operating intercompany payables and $59.5 million in U.S. dollar denominated accounts receivable related to sales to external customers. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $1.4 million (U.S. dollar strengthening), or loss of $1.4 million (U.S. dollar weakening) on the translation of these receivables, which would be recorded as gain (loss) on foreign exchange in our consolidated statement of operations.
Hedging Program
We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling. We do not currently hedge our exposure to the Chinese yuan, Korean won, Israeli shekel, Swiss franc or the Euro, but we may in the future if conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of July 2, 2011, we held five foreign currency forward exchange contracts with a notional value of $4.0 million which include put and call options which expire, or expired, at various dates from July 2011 to November 2011 and we have recorded an unrealized gain of $0.1 million to accumulated other comprehensive income in connection with marking these contracts to fair value. It is estimated that a 10 percent fluctuation in the dollar between July 2, 2011 and the maturity dates of the put and call instruments underlying these contracts would lead to a profit of $0.4 million (U.S. dollar weakening) or break-even (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.

Item 8.	Financial Statements and Supplementary Data
The financial statements required by this item may be found on pages F-1 through F-40 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 2, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Our management assessed the effectiveness of our internal control over financial reporting as of July 2, 2011. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.
Based on our assessment, management concluded that, as of July 2, 2011, our internal control over financial reporting is effective based on these criteria.
Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears under Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting during the most recent fiscal quarter ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders under the headings “Proposal 1 — Election of Class I Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics” and “Non-Director Executive Officers.”

Item 11.	Executive Compensation
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Employment, Change of Control and Severance Arrangements.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders under the headings “Policies and Procedures for Related Person Transactions,” “Board Determination of Independence,” “Employment, Change of Control and Severance Arrangements,” “Proposal 1 — Election of Class I Directors,” and “Corporate Governance.”

Item 14.	Principal Accounting Fees and Services
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders under the headings “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures.”
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

OCLARO, INC. (Registrant)
September 9, 2011	By:	/s/ Alain Couder
Alain Couder
Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Alain Couder Alain Couder	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 9, 2011

/s/ Jerry Turin Jerry Turin	Chief Financial Officer (Principal Financial and Accounting Officer)	September 9, 2011

/s/ Giovanni Barbarossa Giovanni Barbarossa	Director	September 9, 2011

/s/ Edward B. Collins Edward B. Collins	Director	September 9, 2011

/s/ Greg Dougherty Greg Dougherty	Director	September 9, 2011

/s/ Lori Holland Lori Holland	Director	September 9, 2011

/s/ Marissa Peterson Marissa Peterson	Director	September 9, 2011

/s/ Joel Smith III Joel Smith III	Director	September 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Oclaro, Inc.
We have audited the accompanying consolidated balance sheets of Oclaro, Inc. (a Delaware corporation) and subsidiaries as of July 2, 2011 and July 3, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended July 2, 2011. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oclaro, Inc. and subsidiaries as of July 2, 2011 and July 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oclaro, Inc. and subsidiaries’ internal control over financial reporting as of July 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 9, 2011, expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
San Francisco, California
September 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Oclaro, Inc.
We have audited Oclaro, Inc. (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of July 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Oclaro, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Oclaro Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Oclaro, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oclaro, Inc. and subsidiaries as of July 2, 2011 and July 3, 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended July 2, 2011. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). Our report dated September 9, 2011 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
San Francisco, California
September 9, 2011

OCLARO, INC.
CONSOLIDATED BALANCE SHEETS

	July 2, 2011	July 3, 2010
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$62,783	$107,176
Restricted cash	574	4,458
Accounts receivable, net of allowances for doubtful accounts and sales returns of $1,122 and $1,054 in 2011 and $2,046 and $645 in 2010	82,868	93,412
Inventories	102,201	62,570
Prepaid expenses and other current assets	16,495	14,905

Total current assets	264,921	282,521

Property and equipment, net	69,374	37,516
Other intangible assets, net	19,698	10,610
Goodwill	10,904	20,000
Other non-current assets	10,277	10,148

Total assets	$375,174	$360,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,179	$50,103
Accrued expenses and other liabilities	60,703	35,404

Total current liabilities	126,882	85,507

Deferred gain on sale-leaseback	12,920	12,969
Other non-current liabilities	6,277	9,785

Total liabilities	146,079	108,261

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 90,000 shares authorized; 50,476 and 49,396 shares issued and outstanding at July 2, 2011 and July 3, 2010, respectively	505	494
Additional paid-in capital	1,313,931	1,304,779
Accumulated other comprehensive income	40,730	26,907
Accumulated deficit	(1,126,071)	(1,079,646)

Total stockholders’ equity	229,095	252,534

Total liabilities and stockholders’ equity	$375,174	$360,795

The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
	(Thousands, except per share amounts)
Revenues	$466,505	$392,545	$210,923
Cost of revenues	342,869	283,751	164,425

Gross profit	123,636	108,794	46,498

Operating expenses:
Research and development	65,492	41,496	26,147
Selling, general and administrative	62,767	56,378	34,899
Amortization of intangible assets	2,805	951	487
Restructuring, acquisition and related costs	4,469	5,468	6,826
Legal settlements	1,678	—	3,829
Impairment of goodwill and other intangible assets	20,000	—	9,133
(Gain) loss on sale of property and equipment	35	(333)	(12)

Total operating expenses	157,246	103,960	81,309

Operating income (loss)	(33,610)	4,834	(34,811)
Other income (expense):
Interest income	16	36	575
Interest expense	(2,011)	(367)	(543)
Gain (loss) on foreign currency translation	(9,174)	2,494	11,094
Other income (expense)	—	4,892	(685)

Total other income (expense)	(11,169)	7,055	10,441

Income (loss) from continuing operations before income taxes	(44,779)	11,889	(24,370)
Income tax provision	1,646	928	1,399

Income (loss) from continuing operations	(46,425)	10,961	(25,769)
Income (loss) from discontinued operations, net of tax	—	1,420	(6,387)

Net income (loss)	$(46,425)	$12,381	$(32,156)

Basic net income (loss) per share:
Income (loss) from continuing operations	$(0.96)	$0.27	$(1.12)
Income (loss) from discontinued operations	—	0.04	(0.28)

Net income (loss) per share	$(0.96)	$0.31	$(1.40)

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(0.96)	$0.26	$(1.12)
Income (loss) from discontinued operations	—	0.03	(0.28)

Net income (loss) per share	$(0.96)	$0.29	$(1.40)

Shares used in computing net income (loss) per share:
Basic	48,444	40,322	22,969
Diluted	48,444	42,262	22,969
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(46,425)	$12,381	$(32,156)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accretion on short-term investments	—	22	(100)
Amortization of deferred gain on sale-leaseback	(942)	(863)	(938)
Change in fair value of value protection guarantee	—	(946)	—
Depreciation and amortization	18,125	11,811	12,491
(Gain) loss on sale of property and equipment	35	(333)	(8)
Gain on bargain purchase	—	(5,267)	—
Gain on sale of New Focus business	—	(1,420)	—
Impairment of goodwill and other intangible assets	20,000	—	11,915
Impairment (recovery) of short-term investments	—	(28)	706
Stock-based compensation expense	6,304	4,432	4,436
Changes in operating assets and liabilities:
Accounts receivable, net	20,706	(34,914)	(821)
Inventories	(30,921)	3,339	6,859
Prepaid expenses and other current assets	(263)	(2,400)	533
Other non-current assets	(159)	1,062	204
Accounts payable	10,831	15,415	(5,573)
Accrued expenses and other liabilities	(1,929)	(7,560)	(677)

Net cash used in operating activities	(4,638)	(5,269)	(3,129)

Cash flows from investing activities:
Purchases of property and equipment	(41,631)	(12,114)	(9,231)
Proceeds from sales of property and equipment	209	885	32
Purchases of available-for-sale investments	—	—	(6,945)
Sales and maturities of available-for-sale investments	—	9,258	29,200
Transfer (to) from restricted cash	4,002	(256)	(3,109)
Purchase of intangibles and equipment from an asset purchase	—	(250)	—
Purchase of investment in a privately held company	—	(7,500)	—
Cash acquired from (paid for) business combinations	(10,482)	3,277	11,482

Net cash provided by (used in) investing activities	(47,902)	(6,700)	21,429

Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,704	77,390	4
Proceeds from borrowings under credit line	—	2,500	—
Repayment of borrowings under credit line and other loans	—	(2,552)	(62)

Net cash provided by (used in) financing activities	2,704	77,338	(58)

Effect of exchange rate on cash and cash equivalents	5,443	(2,754)	(6,544)
Net increase (decrease) in cash and cash equivalents	(44,393)	62,615	11,698
Cash and cash equivalents at beginning of period	107,176	44,561	32,863

Cash and cash equivalents at end of period	$62,783	$107,176	$44,561

Supplemental disclosures of cash flow information:
Cash paid for interest	$163	$244	$220
Cash paid for income taxes	$1,325	$184	$177
Supplemental disclosures of non-cash transactions:
Issuance of common stock, stock options, restricted stock and warrants in merger the with Avanex	$—	$—	$32,347
Issuance of common stock and incurrence of escrow liability and value protection liability for the acquisition of Xtellus	$—	$29,441	$—
Incurrence of earnout liability related to the acquisition of Mintera	$15,148	$—	$—
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

				Accumulated			Total
			Additional	Other		Comprehensive	Stock-
	Common Stock		Paid-In	Comprehensive	Accumulated	Income	holders’
	Shares	Amount	Capital	Income	Deficit	(Loss)	Equity
	(Thousands)
Balance at June 28, 2008	20,148	$201	$1,164,404	$44,036	$(1,059,579)		$149,062
Issuance of shares related to share awards and restricted stock units	52	1	(1)	—	—	—	—
Issuance of shares upon the exercise of common stock options	3	—	4	—	—	—	4
Common stock issued in connection with the acquisition of Avanex	17,030	170	32,177	—	—	—	32,347
Stock-based compensation	—	—	4,264	—	—	—	4,264
Comprehensive loss:
Unrealized loss on hedging transactions	—	—	—	(631)	—	(631)	(631)
Currency translation adjustment	—	—	—	(12,496)	—	(12,496)	(12,496)
Other comprehensive loss	—	—	—	(4)	—	(4)	(4)
Net loss for the period	—	—	—	—	(32,156)	(32,156)	(32,156)

Total comprehensive loss						$(45,287)

Balance at June 27, 2009	37,233	$372	$1,200,848	$30,905	$(1,091,735)		$140,390
Adjustment to prior years retained earnings to reflect effect of adoption of ASC 805	—	—	—	—	(292)	—	(292)

					$(1,092,027)
Issuance of shares related to share awards and restricted stock units	500	5	(53)	—	—	—	(48)
Issuance of shares upon the exercise of common stock options	71	1	268	—	—	—	269
Common stock issued in connection with acquisitions	3,698	37	22,209	—	—	—	22,246
Common stock placed in escrow for the acquisition of Xtellus	994	10	(10)	—	—	—	—
Common stock issued in public offering	6,900	69	77,005	—	—	—	77,074
Stock-based compensation	—	—	4,512	—	—	—	4,512
Comprehensive income:
Unrealized gain on hedging transactions	—	—	—	594	—	594	594
Currency translation adjustment	—	—	—	(3,432)	—	(3,432)	(3,432)
Pension adjustment, net of tax benefits	—	—	—	(1,153)	—	(1,153)	(1,153)
Other comprehensive loss	—	—	—	(7)	—	(7)	(7)
Net income for the period	—	—	—	—	12,381	12,381	12,381

Total comprehensive income						$8,383

Balance at July 3, 2010	49,396	$494	$1,304,779	$26,907	$(1,079,646)		$252,534
Issuance of shares related to share awards and restricted stock units	565	6	(6)	—	—	—	—
Issuance of shares of common stock	515	5	2,699	—	—	—	2,704
Stock-based compensation	—	—	6,459	—	—	—	6,459
Comprehensive loss:
Unrealized gain on hedging transactions	—	—	—	5	—	5	5
Unrealized loss on marketable securities	—	—	—	(139)	—	(139)	(139)
Currency translation adjustment	—	—	—	15,525	—	15,525	15,525
Pension adjustment, net of tax benefits	—	—	—	(1,568)	—	(1,568)	(1,568)
Net loss for the period	—	—	—	—	(46,425)	(46,425)	(46,425)

Total comprehensive loss						$(32,602)

Balance at July 2, 2011	50,476	$505	$1,313,931	$40,730	$(1,126,071)		$229,095

The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Business and Summary of Significant Accounting Policies
Business
Oclaro, Inc., a Delaware corporation (“Oclaro,” “we,” or “our”), is a leading provider of high-performance core optical network components, modules and subsystems to global telecommunications (“telecom”) equipment manufacturers. We leverage our proprietary core technologies and vertically integrated product development to provide our customers with cost-effective and innovative optical solutions in metro and long-haul network applications. In addition, we utilize our optical expertise to address new and emerging optical product opportunities in selective non-telecom markets, such as materials processing, consumer, medical, industrial, printing and biotechnology. We offer our customers a differentiated solution that is designed to make it easier for our customers to do business by combining optical technology innovation, photonic integration, and a vertical approach to manufacturing and product development.
On April 27, 2009, Oclaro, at the time named Bookham, Inc. (“Bookham”), and Avanex Corporation (“Avanex”) completed a merger of Avanex with and into a subsidiary of Bookham with Avanex being the surviving corporation as a wholly-owned subsidiary of Bookham.
In a separate transaction that also occurred on April 27, 2009, following the closing of the merger of Avanex into a subsidiary of Bookham, Bookham changed its name to Oclaro, Inc. This name change was effected pursuant to Section 253 of the General Corporation Law of the State of Delaware by the merger of a wholly-owned subsidiary of Bookham (“the Subsidiary”) into Bookham. Bookham was the surviving corporation in this merger with the Subsidiary and, in connection with the merger, amended its Restated Certificate of Incorporation to change its name to Oclaro, Inc. pursuant to a Certificate of Ownership and Merger filed on April 27, 2009 with the Secretary of State of the State of Delaware. References herein to “Oclaro,” “we” or “our” mean Bookham and its subsidiaries’ consolidated business activities prior to April 27, 2009 and Oclaro and its subsidiaries’ consolidated business activities since April 27, 2009. Subsequent to the merger, Avanex changed its name to Oclaro (North America), Inc. All references to “Avanex” in time periods after the merger refer to Oclaro (North America), Inc.
Basis of Presentation
The consolidated financial statements include the accounts of Oclaro and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Up to and through the second quarter of fiscal year 2011, we were organized and operated as two operating segments: (i) telecom and (ii) advanced photonics solutions (“APS”). In late calendar 2010, we aligned our APS portfolio to more fully leverage the assets of our telecom business. Our APS products, strategies and infrastructure support are now more closely aligned with the rest of our telecom business, and beginning in the third quarter of fiscal year 2011 we have operated our business accordingly, under the same management. As a result, beginning in the third quarter of fiscal year 2011 we no longer report APS as a separate operating segment.
In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles. ASC Topic 105 establishes the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting principles generally accepted in the United States of America (“U.S. GAAP”). Under the Codification, all existing accounting standards and pronouncements were superseded and reorganized into a consistent structure arranged by topic, subtopic, section and paragraph. Since the Codification did not change or alter existing U.S. GAAP, it did not have any impact on our consolidated financial statements; however, it changed the way references to accounting standards and pronouncements are presented. The provisions of ASC Topic 105 were adopted by us in the first quarter of fiscal year 2010. References made to FASB guidance throughout this Annual Report on Form 10-K refer to the Codification.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Examples of significant estimates and assumptions made by management involve the fair value of goodwill and long-lived assets, the fair value of purchase consideration paid, assets acquired and liabilities assumed in business combinations, valuation allowances for deferred tax assets, the fair value of stock-based compensation, estimates for allowances for doubtful accounts, and valuation of excess and obsolete inventories. These judgments can be subjective and complex and consequently actual results could differ materially from those estimates and assumptions.

Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Each of the fiscal years ended July 2, 2011 and June 27, 2009 were 52 week years. Our fiscal year ended July 3, 2010 was a 53 week year.
Cash and Cash Equivalents
Cash and cash equivalents are carried at market value. We consider all liquid investment securities with an original maturity date of three months or less to be cash equivalents. Any realized gains and losses on liquid investment securities are included in other income (expense) in our consolidated statements of operations. Restricted cash of $0.6 million as of July 2, 2011 consists of collateral for the performance of our obligations under certain facility lease agreements and bank accounts otherwise restricted.
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	July 2, 2011	July 3, 2010
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$42,585	$23,962
Money market funds	20,198	83,214

	$62,783	$107,176

Concentration of Credit Risks
We place our cash and cash equivalents with and in the custody of financial institutions which at times, are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the ongoing creditworthiness of these institutions. Our investment policy limits the amounts invested with any one institution, type of security and issuer. To date, we have not experienced significant losses on these investments.
Our trade accounts receivable are concentrated with companies in the telecom industry. At July 2, 2011, no customer accounted for 10 percent or more of our gross accounts receivable. At July 3, 2010, two customers accounted for a total of 29 percent of our gross accounts receivable.
Allowance for Doubtful Accounts and Sales Return Allowance
We perform ongoing credit evaluations of our customers and record specific allowances for doubtful accounts when a customer is unable to meet its financial obligations, as in the case of bankruptcy filings or deteriorated financial position. Estimates are used in determining allowances for customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. We write-off a receivable account when all rights, remedies and recourses against the account and its principals are exhausted and record a benefit when previously reserved accounts are collected. We recorded provisions of $0.6 million, $1.5 million and $0.2 million as allowances for doubtful accounts in fiscal years 2011, 2010 and 2009, respectively.
We record a provision for estimated sales returns, which is netted against revenues, in the same period as the related revenues are recorded. These estimates are based on historical sales returns, other known factors and our return policy. We recorded provisions of $0.6 million, $0.2 million and $0.1 million as sales return allowances in fiscal years 2011, 2010 and 2009, respectively.

Inventories
Inventories, consisting of raw materials, work-in-process and finished goods are stated at the lower of cost (first in, first out basis) or market. We plan production based on orders received and forecasted demand and maintain stock of certain items. These production estimates are dependent on assessment of current and expected orders from our customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. We assess the valuation of our inventory, including significant inventories held by contract manufacturers on our behalf, on a quarterly basis. Products may be unsalable because they are technically obsolete due to substitute products, specification changes or excess inventory relative to customer forecasts. We adjust the carrying value of inventory using methods that take these factors into account. If we find that the cost basis of our inventory is greater than the current market value, we write the inventory down to the estimated selling price, less the estimated costs to complete and sell the product.
The following table provides details regarding our inventories at the dates indicated:

	July 2, 2011	July 3, 2010
	(Thousands)
Inventories:
Raw materials	$38,863	$17,732
Work-in-process	37,084	32,491
Finished goods	26,254	12,347

	$102,201	$62,570

Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which generally range from three to five years, except for buildings which are generally depreciated over twenty years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives or the term of the related lease, whichever is shorter. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gain or loss resulting from asset dispositions are included in (gain) loss on sale of property and equipment in the accompanying consolidated statements of operations. Repair and maintenance costs are expensed as incurred.
The following table provides details regarding our property and equipment, net at the dates indicated:

	July 2, 2011	July 3, 2010
	(Thousands)
Property and equipment, net:
Buildings	$17,640	$16,104
Plant and machinery	149,120	97,186
Fixtures, fittings and equipment	1,802	1,142
Computer equipment	14,235	12,232

	182,797	126,664
Less: accumulated depreciation	(113,423)	(89,148)

	$69,374	$37,516

Depreciation expense was $15.3 million, $10.9 million and $11.0 million for the fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009, respectively.
Goodwill and Other Intangible Assets
We review our goodwill and other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable and also review goodwill annually. The values assigned to goodwill and other intangible assets are based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.

Goodwill is tested for impairment using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, a second step of the impairment test is performed whereby we hypothetically apply purchase accounting to the reporting unit using the fair values from the first step in order to determine the implied fair value of a reporting unit’s goodwill.
Non-Marketable Cost Method Investments
In May 2010, we made a $7.5 million investment in ClariPhy Communications, Inc. (“ClariPhy”), a privately-held company, receiving in exchange a less than 20 percent equity interest in ClariPhy. In addition, ClariPhy and Oclaro executed a co-marketing and development agreement under which we have the opportunity to increase our initial equity interest stake in ClariPhy through achievement of certain milestones related to this agreement. Achievement of the maximum additional equity interest in ClariPhy through the co-marketing and development agreement would still result in a less than 20 percent equity interest in ClariPhy.
As of July 2, 2011 and July 3, 2010, including the investment in ClariPhy, we had $8.7 million and $9.0 million, respectively, of investments in privately-held companies. These investments consist of less than 20 percent equity ownership interests of common stock and/or preferred stock in these companies and are accounted for under the cost method of accounting. These investments are included in other non-current assets in our consolidated balance sheets.
Derivative Financial Instruments
Our operating results are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. A majority of our revenues are denominated in U.S. dollars, while a significant portion of our expenses are denominated in United Kingdom (U.K.) pounds sterling, the Chinese yuan, Swiss franc, and the Euro, in which we pay expenses in connection with operating our facilities in the U.K., China, Switzerland and Italy. We currently enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to fluctuations between the U.S. dollar and the U.K. pound sterling.
We recognize all derivatives, such as foreign currency forward exchange contracts, on our consolidated balance sheets at fair value regardless of the purpose for holding the instrument. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged assets, liabilities or firm commitments through operating results or recognized in accumulated other comprehensive income until the hedged item is recognized in operating results in our consolidated statements of operations.
Accrued Expenses and Other Liabilities
The following table provides details for our accrued expenses and other liabilities at the dates indicated:

	July 2, 2011	July 3, 2010
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$6,241	$4,464
Compensation and benefits related accruals	11,097	8,688
Warranty accrual	2,175	2,437
Restructuring accrual	215	4,338
Escrow liability for Xtellus acquisition (1)	7,000	—
Earnout liability for Mintera acquisition (2)	16,140	—
Other accruals	17,835	15,477

	$60,703	$35,404

(1)	Includes interest expense accrued during fiscal year 2011. In fiscal year 2011, we reclassified this escrow liability from other non-current liabilities to accrued expenses and other liabilities.

(2)
Includes interest expense accrued during fiscal year 2011. In fiscal year 2011, we reclassified the non-current portion of this earnout liability from other non-current liabilities to accrued expenses and other liabilities.

Warranty
We accrue for the estimated costs to provide warranty services at the time revenue is recognized. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty costs will increase, resulting in a decrease in gross profit and a decrease in net income.
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
In the second quarter of fiscal year 2009 we issued billings of $4.1 million for products that were shipped to Nortel Networks Corporation (“Nortel”), but for which payment was not received prior to Nortel’s bankruptcy filing on January 14, 2009. As a result, the corresponding revenue was deferred, and therefore was not recognized as revenues or accounts receivable in our consolidated financial statements at the time of such billings, as we determined that such amounts were not reasonably assured of collectability in accordance with our revenue recognition policy. In fiscal year 2009, we recognized revenues of $0.6 million from Nortel upon receipt of payment for billings which had been previously deferred and Nortel returned $0.8 million in products to us which had been shipped to Nortel prior to the bankruptcy filing and which had not been paid for by Nortel.
As of July 2, 2011, we had remaining contractual receivables from Nortel, associated with product shipments deferred as a result of Nortel’s January 14, 2009 bankruptcy filing, totaling $2.7 million, which are not reflected in the accompanying consolidated balance sheets. To the extent that collectability becomes reasonably assured for these deferred billings in future periods, our future results will benefit from the recognition of these amounts.
Research and Development Costs
Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs are expensed as incurred. Our advertising costs for the years ended July 2, 2011, July 3, 2010 and June 27, 2009 were not significant.
Restructuring Expenses
We record costs associated with employee terminations and other exit activities when the liability is incurred. Employee termination benefits are recorded when the benefit arrangement is communicated to the employee and no significant future services are required. If employees are required to render service until they are terminated in order to receive the termination benefits, the fair value of the termination date liability is recognized ratably over the future service period. Lease cancellation and commitment costs are recorded when we make a formal decision to exit the facility. Lease cancellation and commitment costs are calculated using estimated future lease commitments less estimated sublease income, based on current market conditions.
Impairment of Long-Lived Assets
We review property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable on an annual basis. Recoverability of these assets is measured by comparing their carrying amounts to market prices or the future undiscounted cash flows the assets are expected to generate. If property and equipment or certain identifiable intangibles are considered to be impaired, the impairment to be recognized would equal the amount by which the carrying value of the asset exceeds its fair market value based on market prices or future discounted cash flows.

Our goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired.
Intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable. We amortize our acquired intangible assets with definite lives over the estimated useful life of the assets, which is generally from 1.5 to 11.5 years and 15 years as to one specific customer contract.
Stock-Based Compensation
We use the Black-Scholes-Merton option pricing model to value the compensation expense associated with our stock-based awards. In addition, we estimate forfeitures when recognizing compensation expense, and we adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.
Stock options have a term of seven to ten years and generally vest over a two to four year service period, and restricted stock awards generally vest over a one to four year period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors.
Foreign Currency Transactions and Translation Gains and Losses
The assets and liabilities of our foreign operations are translated from their respective functional currencies into U.S. dollars at the rates in effect at the consolidated balance sheet dates, and revenue and expense amounts are translated at the average rate during the applicable periods reflected on the consolidated statements of operations. Foreign currency translation adjustments are recorded as accumulated other comprehensive income, except for the translation adjustment of short-term intercompany loans which are recorded as other income or expense. Gains and losses from foreign currency transactions, realized and unrealized in the event of foreign currency transactions not designated as hedges, and those transactions denominated in currencies other than our functional currency, are recorded as gain (loss) on foreign currency translation in our consolidated statements of operations.
Income Taxes
We account for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against deferred income tax assets which are not likely to be realized.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and obligations under escrow agreements during such period. For the fiscal years ended July 2, 2011 and June 27, 2009, there were no stock options, unvested restricted stock awards, warrants or obligations under escrow agreements factored into the computation of diluted shares outstanding since we incurred a net loss in these periods which would have resulted in their inclusion having an anti-dilutive effect.
Recent Accounting Pronouncements
With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements that are of significance, or of potential significance, to us.
In December 2010, the FASB issued ASU No. 2010-29, which updates accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. ASU No. 2010-29 will be effective from the beginning of our fiscal year 2012. The adoption of this update will not have any effect on our consolidated financial statements as we currently present pro forma financial information in accordance with the disclosure requirements of ASU No. 2010-29.

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, an amendment to ASC Topic 820, Fair Value Measurements, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC Topic 820 disclosure requirements, particularly for Level 3 fair value measurements. This amendment will be effective for our fiscal quarter beginning January 1, 2012. The adoption of this amendment is not expected to have a material effect on our consolidated financial statements, but may require certain additional disclosures.
In June 2011, the FASB issued ASU No. 2011-05, which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of our statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU No. 2011-05 will be effective for our fiscal year beginning July 1, 2013. The adoption of this update will not have an impact on our consolidated financial position, results of operations or cash flows as it only requires a change in the format of our current presentation.
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
Our cash equivalents and non-current marketable securities are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most marketable securities and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instrument valued based on other observable inputs are foreign currency forward exchange contracts. Such instruments are generally classified within Level 2 of the fair value hierarchy.
During fiscal year 2011, we classified earnout liabilities arising from our acquisition of Mintera Corporation (“Mintera”) within Level 3 of the fair value hierarchy because their values were primarily derived from management estimates of future operating results. See Note 3, Business Combinations, for additional details regarding these liabilities.

We have a defined benefit pension plan in Switzerland whose assets are classified within Level 1 of the fair value hierarchy for plan assets of cash, equity investments and fixed income investments, and Level 3 of the fair value hierarchy for plan assets of real estate and alternative investments. These pension plan assets are not reflected in the accompanying consolidated balance sheets, and are thus not included in the tables below.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at July 2, 2011:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents (1):
Money market funds	$20,198	$—	$—	$20,198
Prepaid expenses and other current assets:
Unrealized gain on currency instruments designated as cash flow hedges	—	54	—	54
Other non-current assets:
Marketable securities	166	—	—	166

Total assets measured at fair value	$20,364	$54	$—	$20,418

Liabilities:
Accrued expenses and other liabilities:
Earnout liability for Mintera acquisition (2)	—	—	16,140	16,140

Total liabilities measured at fair value	$—	$—	$16,140	$16,140

(1)	Excludes $42.6 million in cash held in our bank accounts at July 2, 2011.

(2)	Includes interest expense accrued during fiscal year 2011.
The following table provides details regarding the changes in assets and liabilities classified within Level 3 from July 3, 2010 to July 2, 2011:

	Fair Value Measured and Recorded Using
	Significant Unobservable Inputs (Level 3)
	Accrued Expenses	Other
	and Other	Non-Current
	Liabilities	Liabilities
	(Thousands)
Balance at July 3, 2010	$—	$—
Earnout liabilities from Mintera acquisition	4,338	10,810
Interest expense on Mintera earnout liabilities	280	712
Reclass Mintera earnout liability from non-current to current liability (1)	11,522	(11,522)

Balance at July 2, 2011	$16,140	$—

(1)	In fiscal year 2011, we reclassified the non-current portion of this earnout liability from other non-current liabilities to accrued expenses and other liabilities.

Derivative Financial Instruments
At the end of each accounting period, we mark-to-market all foreign currency forward exchange contracts that have been designated as cash flow hedges and changes in fair value are recorded in accumulated other comprehensive income until the underlying cash flow is settled and the contract is recognized in other income (expense) in our consolidated statements of operations. As of July 2, 2011, we held five outstanding foreign currency forward exchange contracts to sell U.S. dollars and buy U.K. pounds sterling. All of these contracts have been designated as cash flow hedges. These contracts had an aggregate notional value of approximately $4.0 million of put and call options which expire at various dates ranging from July 2011 through November 2011. To date, we have not entered into any such contracts for longer than 12 months and, accordingly, all amounts included in accumulated other comprehensive income as of July 2, 2011 will generally be reclassified into other income (expense) within the next 12 months. As of July 2, 2011, each of the five designated cash flow hedges was determined to be fully effective; therefore, we recorded an unrealized gain of $0.1 million to accumulated other comprehensive income related to recording the fair value of these foreign currency forward exchange contracts.
Note 3. Business Combinations
During the fiscal years ended July 2, 2011 and July 3, 2010, we recorded $0.1 million and $2.5 million in legal and other direct acquisition-related costs in connection with business combinations. These costs are recorded within restructuring, acquisition and related costs in our consolidated statement of operations.
As of June 27, 2009, we had capitalized $0.3 million in legal and other deal-related costs associated with our acquisition of Newport Corporation’s (“Newport”) high-power laser diodes business. Upon adoption of ASC Topic 805, Business Combinations, on June 28, 2009, we wrote-off these deferred assets to retained earnings as a cumulative effect of a change in accounting principle.
Fiscal Year 2009
Merger of Oclaro and Avanex
On January 27, 2009, we entered into a definitive agreement providing for the merger of Oclaro and Avanex. On April 27, 2009, we merged with Avanex through the merger of Avanex with a wholly-owned subsidiary of Oclaro following approval by the stockholders of both companies. We issued approximately 17 million shares of our common stock for all of the outstanding shares of Avanex on April 27, 2009.
We accounted for this acquisition under the purchase method of accounting. For accounting purposes, the fair value of the consideration paid to Avanex stockholders in the merger was $36.2 million; which includes the issuance of $31.8 million in common stock, based on a price of $1.87 per share of Oclaro common stock, which was the weighted-average of the closing market prices of our common stock for a period beginning two days before and ending two days after January 27, 2009, the day the merger was announced; $0.6 million for the assumption of vested stock options and warrants to purchase Oclaro common stock; and $3.9 million in acquisition-related transaction costs.
The following table presents the allocation of the purchase price, including the fair value of common stock options and warrants assumed, professional fees and other related transaction costs, to the assets acquired and liabilities assumed, based on their estimated fair values as of April 27, 2009:

Purchase
Price Allocation
(Thousands)
Cash, cash equivalents, short-term investments and restricted cash	$25,746
Accounts receivable	22,933
Inventories	13,703
Prepaid expenses and other current assets	6,802
Property and equipment	1,432
Other non-current assets	3,245
Accounts payable	(15,568)
Accrued expenses and other liabilities	(17,687)
Other non-current liabilities	(4,377)

Total purchase price	$36,229

Fiscal Year 2010
Sale of the New Focus Business and Acquisition of Newport’s High-Power Laser Diodes Business
On June 3, 2009, we signed a definitive agreement with Newport under which Newport agreed to acquire the net assets of our New Focus business in exchange for the net assets of Newport’s high power laser diodes business and $3.0 million in cash proceeds. The transaction closed on July 4, 2009. Under the agreement, we transferred to Newport substantially all of the operating assets used or held for use in our New Focus business. In exchange, we received substantially all of the operating assets of Newport’s Tucson, Arizona facility, as well as the intellectual property of the high power laser diodes business.
Our estimate of the fair value of the assets and liabilities of the New Focus business transferred to Newport was $9.9 million. The carrying value of these assets and liabilities on our consolidated balance sheet as of July 4, 2009, the date of the exchange, was $8.5 million. In the year ended July 3, 2010, we recorded a $1.4 million gain in income from discontinued operations from the sale of the New Focus business. The financial results of the New Focus business have been classified as discontinued operations for all periods presented.
The following table presents the statements of operations for the discontinued operations of the New Focus business for the fiscal years ended July 3, 2010 and June 27, 2009. There were no discontinued operations in the fiscal year ended July 2, 2011.

	Year Ended
	July 3, 2010	June 27, 2009
	(Thousands)
Revenues	$—	$24,829
Cost of revenues	—	17,113

Gross profit	—	7,716
Operating expenses	—	14,106
Other income (expense), net	1,420	53

Income (loss) from discontinued operations before income taxes	1,420	(6,337)
Income tax provision	—	50

Income (loss) from discontinued operations	$1,420	$(6,387)

We accounted for the assets acquired and liabilities assumed of Newport’s high-power laser diodes business using the purchase method of accounting. The total consideration given to Newport in connection with the exchange described above has been allocated to the assets acquired and liabilities assumed based on their fair values as of the date of the exchange.
Our purchase price, based on the fair values of the assets acquired and liabilities assumed as of the date of the exchange, is as follows:

Purchase Price
(Thousands)
Cash	$3,000
Accounts receivable	2,240
Inventories	4,863
Property and equipment	4,800
Other intangible assets	1,755
Accounts payable	(923)
Accrued expenses and other current liabilities	(568)

Fair value of assets acquired and liabilities assumed	15,167
Gain on bargain purchase	(5,267)

Total purchase price	$9,900

Any excess of the fair value of assets acquired and liabilities assumed over the aggregate consideration given for such acquisition results in a gain on bargain purchase. In the year ended July 3, 2010, we recorded a gain on bargain purchase of $5.3 million in connection with the acquisition of Newport’s high-power laser diodes business, which is included in other income (expense) in the accompanying consolidated statements of operations. The gain on bargain purchase reflects the completion of our full valuation of the fair value of assets acquired and liabilities assumed. Adjustments resulting from the completion of the full valuation are presented retrospectively in our consolidated financial statements as though they had been recorded as of the acquisition date.
Acquisition of Xtellus
On December 17, 2009, we acquired Xtellus and accounted for the assets acquired and liabilities assumed from this acquisition using the purchase method of accounting. During fiscal year 2011, we completed our fair value assessment of the Xtellus acquisition, which resulted in no change to the estimated fair values of the assets acquired and liabilities assumed from the amounts we previously reported in our 2010 Form 10-K. Under the terms of this acquisition, we issued approximately 3.7 million unregistered shares of Oclaro common stock with a fair value of $22.2 million as of the acquisition closing date, December 17, 2009. Of these shares issued, approximately 3.5 million shares were issued to former Xtellus stockholders and approximately 0.2 million shares were issued to certain former debt holders of Xtellus in order to extinguish outstanding Xtellus debt. The fair value of these shares was determined using the closing price of $6.70 per share of Oclaro common stock as of December 17, 2009, adjusted by a discount of 10.4 percent to reflect the lack of marketability due to the shares being unregistered and subject to restrictions on transfer under Rule 144 of the Securities and Exchange Commission (“SEC”).
We are also obligated to pay an additional $7.0 million in consideration to the former Xtellus stockholders after an 18 month escrow period established to secure the indemnification obligations of the Xtellus stockholders under the acquisition agreement. We issued approximately 1.0 million shares of Oclaro common stock into a third-party escrow account to secure our obligation under the escrow agreement. We determined the net present fair value of this obligation to be $6.3 million at the acquisition date based on our incremental borrowing cost, initially recording this amount in other non-current liabilities in our consolidated balance sheet at July 3, 2010. During fiscal years 2011 and 2010, we recorded $0.7 million and nil, respectively, in interest expense related to the Xtellus escrow liability. The $7.0 million became payable in June 2011 and remained outstanding as of July 2, 2011. During the first quarter of fiscal year 2012, we intend to settle this obligation through issuance of approximately 0.9 million shares of our common stock.
We also agreed to pay a valuation protection guarantee (“value protection liability”) whereby former stockholders of Xtellus were entitled to receive up to $7.0 million in additional consideration if Oclaro’s common stock traded below certain levels at the end of calendar year 2010 and if revenue from Xtellus products was more than $17.0 million in calendar year 2010. The estimated fair value of this valuation protection liability was $0.9 million at the acquisition date. This estimate was determined using management estimates of future operating results and a Monte Carlo simulation model to determine the likelihood of achieving certain market conditions. During fiscal year 2010, we reassessed the fair value of this liability, determining that its value declined from $0.9 million at January 2, 2010 to nil at July 3, 2010. This $0.9 million change in fair value was recognized as income within restructuring, acquisition and related costs during the year ended July 3, 2010. This guarantee expired in December 2010 with no liability due.
For accounting purposes, the total fair value consideration given in connection with the acquisition of Xtellus was $29.4 million, consisting of the following:

Total Consideration
(Thousands)
Common shares issued to Xtellus stockholders and debtholders	$22,171
Estimated fair value of escrow liability	6,324
Estimated fair value of value protection guarantee	946

Total consideration	$29,441

The total consideration given to former stockholders and debtholders of Xtellus has been allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of the acquisition. Our purchase price allocation is as follows:

Purchase Price
(Thousands)
Cash	$277
Accounts receivable	75
Inventories	1,560
Property and equipment	2,297
Prepaid expenses and other current assets	1,339
Other non-current assets	477
Other intangible assets	7,309
Accounts payable	(1,683)
Accrued expenses and other current liabilities	(1,729)
Other non-current liabilities	(481)

Fair value of assets acquired and liabilities assumed	9,441
Goodwill	20,000

Total purchase price	$29,441

This acquisition also provided for an employee retention program under which certain former Xtellus employees received up to an aggregate of $5.0 million in a combination of cash (up to a maximum of $1.0 million) and restricted stock awards which are generally subject to time-based vesting over two years and were partially subject to the achievement of certain revenue targets during calendar year 2010. The costs of this retention program are considered compensatory and are being recorded in our results of operations. During fiscal year 2010, we recorded $1.0 million in restructuring, acquisition and related costs in our consolidated statements of operations related to cash payments due under the retention program.
Fiscal Year 2011
Acquisition of Mintera
On July 21, 2010, we acquired Mintera, a privately-held company providing high-performance optical transport sub-systems solutions. We accounted for the assets acquired and liabilities assumed from this acquisition using the purchase method of accounting. Under the terms of this agreement, we paid $10.5 million in cash to the former security holders and creditors of Mintera at the time of close and assumed $1.5 million in liabilities due by the security holders of Mintera, which we paid during fiscal year 2011. We also agreed to pay additional revenue-based consideration whereby former security holders of Mintera are entitled to receive up to $20.0 million, determined based on a set of sliding scale formulas, to the extent revenue from Mintera products is more than $29.0 million in the 12 months following the acquisition and/or more than $40.0 million in the 18 months following the acquisition. The earnout consideration, if any, will be payable in cash or, at our option, newly issued shares of our common stock, or a combination of cash and stock, in October 2011 for the 12 month earnout liability and April 2012 for the 18 month earnout liability. Achieving cumulative revenues of $40.0 million over the 12 month period and $70.0 million over the 18 month period would lead to the maximum $20.0 million in additional consideration. The estimated fair value of these obligations were determined using management estimates of the total amounts expected to be paid based on estimated future operating results, discounted to their present value using our incremental borrowing cost. The estimated net present fair value of these obligations was $15.1 million at the acquisition date. As of July 2, 2011, we reassessed the fair value of these obligations, determining that their values should remain at $15.1 million plus accrued interest of approximately $1.0 million from the acquisition date. These amounts are recorded in accrued expenses and other liabilities in our consolidated balance sheet at July 2, 2011.

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

Our allocation of the purchase price of Mintera, based on the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date, is as follows:

Purchase Price
(Thousands)
Restricted cash	$41
Accounts receivable, net	3,053
Inventories	2,592
Prepaid expenses and other current assets	130
Property and equipment	3,202
Other intangible assets	11,740
Accounts payable	(1,947)
Accrued expenses and other current liabilities	(4,085)

Fair value of assets acquired and liabilities assumed	14,726
Goodwill	10,904

Total purchase price	$25,630

During fiscal year 2011, we completed our fair value assessment of the Mintera acquisition, which resulted in no change to our original estimated fair values of the assets acquired and liabilities assumed.
Unaudited Pro Forma Financial Information
The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition of Mintera had occurred as of June 28, 2009, the first day of our fiscal year 2010:

	Year Ended
	July 2, 2011	July 3, 2010
	(Unaudited, thousands)
Revenues	$466,973	$412,039
Loss from continuing operations	$(48,783)	$(1,219)
Net income (loss)	$(48,783)	$201
Net income (loss) per share — Basic	$(1.01)	$—
Net income (loss) per share — Diluted	$(1.01)	$—

Shares used in computing net income (loss) per share — Basic	48,444	40,322
Shares used in computing net income (loss) per share — Diluted	48,444	42,262

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
Note 4. Goodwill and Other Intangible Assets
Additions
In connection with our acquisition of the Newport high-power laser diodes business on July 4, 2009, we recorded $1.8 million in other intangible assets. The acquired other intangible assets from Newport consist of core and current technology assets of $1.1 million with a weighted average life of 6 years, customer relationships of $0.6 million with a weighted average life of 6 years, and contract backlog of $0.1 million with a weighted average life of 1.5 years.
In connection with our acquisition of Xtellus on December 17, 2009, we recorded $20.0 million in goodwill and $7.3 million in other intangible assets. The acquired other intangible assets from Xtellus consist of core and current technology assets of $3.1 million with a weighted average life of 8 years, customer relationships of $1.2 million with a weighted average life of 5.5 years, patents of $2.8 million with a weighted average life of 11.5 years and trade names of $0.2 million with a weighted average life of 8 years.
During fiscal year 2010, we also acquired through an asset purchase $0.7 million in core and current technology with a weighted average life of 6 years.
In connection with our acquisition of Mintera on July 21, 2010, we recorded $10.9 million in goodwill and $11.7 million in other intangible assets. The other intangible assets acquired from Mintera consist of core and current technology assets of $6.0 million with a weighted-average life of 6 years, a development agreement of $3.4 million with a weighted-average life of 7 years, customer relationships of $1.4 million with a weighted-average life of 8.5 years, manufacturing software of $0.7 million with a weighted-average life of 6 years, patents of $0.1 million with a weighted-average life of 5.5 years, trade names of $0.1 million with a weighted-average life of 1.5 years and backlog of $30,000 with a weighted-average life of 1.5 years.
Impairment Assessments
During the fourth quarter of fiscal year 2011 we completed our annual first step analysis for potential impairment of our goodwill, which included examining the impact of current general economic conditions on our future prospects and the current level of our market capitalization. Based on this analysis, we concluded that goodwill related to our wavelength selective switches (“WSS”) reporting unit was impaired. Our WSS reporting unit’s goodwill was originally recorded in connection with our acquisition of Xtellus. During the fourth quarter of fiscal year 2011 we also completed our second step analysis of goodwill impairment, determining that the $20.0 million of goodwill related to our WSS reporting unit was fully impaired. Based upon this evaluation, we recorded $20.0 million for the goodwill impairment loss in our consolidated statement of operations for fiscal year 2011. In conjunction with our second step goodwill impairment analysis, we also evaluated the fair value of the intangible assets of this reporting unit and concluded that such assets were not impaired.
During the fiscal year ended June 27, 2009, we observed indicators of potential impairment of our goodwill, including the impact of the current general economic downturn on our future prospects and the continued decline of our market capitalization, which caused us to conduct a goodwill impairment analysis. Specifically, indicators emerged within our New Focus reporting unit, which included the technology acquired in the March 2004 acquisition of Oclaro Photonics, Inc. and one other reporting unit that included the technology acquired in the March 2006 acquisition of Avalon Photonics AG (the Avalon reporting unit). These indicators led us to conclude that an impairment test was required to be performed for goodwill related to these reporting units.
During the fiscal year ended June 27, 2009, we determined, in our first step goodwill impairment analysis, that our goodwill related to the New Focus and Avalon reporting units was in fact impaired. We completed our full evaluation of the second step impairment analysis, which indicated that the goodwill was fully impaired. We recorded $7.9 million in goodwill impairment in our statement of operations for the year ended June 27, 2009.

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
These impairments will not result in any current or future cash expenditures.
Amortization
Amortization of other intangible assets for the years ended July 2, 2011, July 3, 2010 and June 27, 2009, was $2.8 million, $1.0 million and $0.5 million, respectively. Amortization is recorded as an operating expense within the consolidated statements of operations. Estimated future amortization expense of other intangible assets is $2.9 million for fiscal year 2012, $3.2 million for fiscal year 2013 through fiscal year 2015 and $2.7 million for fiscal year 2016 based on the current level of our intangible assets.
The following table provides details regarding the changes in our goodwill for each of the three years in the fiscal years ended:

Total
(Thousands)
Balance at June 28, 2008	$7,881
Impairment	(7,881)

Balance at June 27, 2009	—
Addition arising from Xtellus acquisition	20,000

Balance at July 3, 2010	20,000
Addition arising from Mintera acquisition	10,904
Impairment	(20,000)

Balance at July 2, 2011	$10,904

The following table summarizes the activity related to our other intangible assets for fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009:

	Core and	Development
	Current	and Supply	Customer	Patent	Other
	Technology	Agreements	Relationships	Portfolio	Intangibles	Amortization	Total
	(Thousands)
Balance at June 28, 2008	$12,654	$4,026	$1,168	$2,216	$135	$(12,370)	$7,829
Disposals	(2,734)	—	—	—	—	2,734	—
Impairment and amortization	(2,925)	—	(300)	(809)	—	(1,229)	(5,263)
Translations and adjustments	(345)	(773)	(149)	(22)	—	674	(615)

Balance at June 27, 2009	6,650	3,253	719	1,385	135	(10,191)	1,951
Additions	4,921	—	1,760	2,780	310	—	9,771
Disposals	(6,650)	—	(719)	(1,385)	(135)	8,889	—
Amortization	—	—	—	—	—	(951)	(951)
Translations and adjustments	(12)	(197)	—	—	—	48	(161)

Balance at July 3, 2010	4,909	3,056	1,760	2,780	310	(2,205)	10,610
Additions	6,030	3,350	1,440	130	790	—	11,740
Amortization	—	—	—	—	—	(2,805)	(2,805)
Translations and adjustments	—	153	—	—	—	—	153

Balance at July 2, 2011	$10,939	$6,559	$3,200	$2,910	$1,100	$(5,010)	$19,698

Note 5. Restructuring Liabilities
Fiscal Year 2009
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
In connection with the merger with Avanex, during the fourth quarter of fiscal year 2009, we initiated an overhead cost reduction plan which included workforce reductions as well as facility and site consolidation of our Fremont, California and Villebon, France locations. We also assumed from Avanex facilities-related restructuring accruals of $6.2 million related to four locations in Fremont and Newark, California and one location in Villebon, France. During fiscal year 2009, we accrued restructuring charges of approximately $0.3 million for lease commitments related to vacating the Fremont and Villebon locations, and approximately $5.1 million for employee separation charges, and continued to make scheduled payments, reducing the related lease liabilities and employee severance and retention obligations.
Fiscal Year 2010
In connection with earlier cost reduction and restructuring plans, we accrued $0.4 million in additional expenses, net of adjustments, for revised estimates related to lease cancellations and commitments and $2.2 million in additional employee separation costs.
During fiscal year 2010, we initiated a new restructuring plan resulting from our acquisition of Newport’s high-power laser diodes business. This plan involved the transfer of Newport’s high-power laser diodes manufacturing operations from Tucson, Arizona to our European manufacturing facilities. We incurred $0.5 million in restructuring accruals for employee separation charges under the Newport plan. During fiscal year 2010, we also wrote-down $0.8 million in inventory, which became impaired through the integration of our WSS product lines.
Fiscal Year 2011
We incurred $1.5 million in employee separation costs during fiscal year 2011 in connection with cost reduction and restructuring plans, including $0.6 million related to a restructuring plan specific to our acquisition of Mintera. During fiscal year 2011, we recorded reductions to our restructuring reserve of $0.5 million resulting from revised estimates for lease cancellations and commitments and other charges. We also recorded a reduction to our restructuring reserve of $0.2 million related to employee separation costs during fiscal year 2011. We do not expect to incur significant additional restructuring costs in connection with previously announced restructuring plans.
As of July 2, 2011, our $0.2 million in accrued restructuring liabilities relates to an inventory impairment.
For all periods presented, separation payments under the restructuring and cost reduction efforts were accrued and charged to restructuring in the period that the amounts were both determined and communicated to the affected employees.

The following table summarizes the activity related to our restructuring liability for the years ended July 2, 2011, July 3, 2010 and June 27, 2009. Accrued restructuring costs related to earlier restructuring activities of the New Focus business were not assumed by Newport in the July 4, 2009 exchange of assets, and are therefore included at the corresponding balance sheet dates in the table below. The related amounts charged to restructuring charges are included in income (loss) from discontinued operations in the accompanying consolidated statements of operations.

	Lease	Termination
	Cancellations,	Payments to	Total
	Commitments	Employees	Accrued
	and Other	and Related	Restructuring
	Charges	Costs	Charges	Current	Non-Current
	(Thousands)
Balance at June 28, 2008	$2,074	$754	$2,828	$1,720	$1,108
Charged to restructuring costs	2,027	5,693	7,720
Paid or written off	(1,966)	(1,682)	(3,648)
Adjustments	6,185	(46)	6,139

Balance at June 27, 2009	8,320	4,719	13,039	$9,485	$3,554
Charged to restructuring costs	1,694	2,706	4,400
Paid or written off	(5,422)	(7,254)	(12,676)
Adjustments	(485)	60	(425)

Balance at July 3, 2010	4,107	231	4,338	$4,338	$—
Charged to restructuring costs	14	1,465	1,479
Paid or written off	(3,365)	(1,453)	(4,818)
Adjustments	(541)	(243)	(784)

Balance at July 2, 2011	$215	$—	$215	$215	$—

Note 6. Credit Agreement
Information presented in this footnote reflects the terms and conditions of our senior secured credit facility as of July 2, 2011. See Note 16, Subsequent Event, for a description of a further amendment and restatement of this credit facility made on July 26, 2011.
On August 2, 2006, we entered into a $25.0 million senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders. On April 27, 2009, we, with our wholly-owned subsidiaries Oclaro Technology Ltd, Oclaro Photonics, Inc. and Oclaro Technology, Inc., collectively the Borrowers, entered into an amendment to the existing credit agreement (the “Amended Credit Agreement”) with Wells Fargo Capital Finance, Inc. and other lenders regarding the $25.0 million senior secured revolving credit facility, extending the term to August 1, 2012. We further amended the Amended Credit Agreement from time to time, most recently on May 13, 2011. Under the Amended Credit Agreement, advances are available based on 80 percent of “qualified accounts receivable,” as defined in the Amended Credit Agreement.
The obligations of the Borrowers under the Amended Credit Agreement are guaranteed by Oclaro, Oclaro (North America), Inc., Oclaro (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., each also a wholly-owned subsidiary, (which are referred to collectively as the Guarantors and together with the Borrowers, as the Obligors), and are secured pursuant to a security agreement, or the Security Agreement, by the assets of the Obligors, including a pledge of the capital stock holdings of the Obligors in some of their direct subsidiaries.
Pursuant to the terms of the Amended Credit Agreement, borrowings made under the facility bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 2.75 percentage points or the bank’s prime rate plus 1.75 percentage points. In the absence of an event of default, any amounts outstanding under the Amended Credit Agreement may be repaid and re-borrowed anytime until maturity, which is August 1, 2012.

The obligations of the Borrowers under the Amended Credit Agreement may be accelerated upon the occurrence of an event of default under the Amended Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $1.0 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as ERISA and certain judgments in excess of $1.0 million, and a change of control default. The Amended Credit Agreement contains negative covenants applicable to the Borrowers and their subsidiaries, including a financial covenant that the Borrowers maintain a minimum fixed charge coverage ratio (defined as the ratio of EBITDA minus capital expenditures made or incurred during such period, to fixed charges for such period), of no less than 1.10 to 1.00, if the Borrowers have not maintained “minimum liquidity” (defined as $30.0 million of qualified cash and excess availability, each as also defined in the Amended Credit Agreement), and to also include restrictions on liens, investments, indebtedness, fundamental changes to the Borrower’s business, dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates.
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
As of July 2, 2011 and July 3, 2010, there were no amounts outstanding under the Amended Credit Agreement. At July 2, 2011 and July 3, 2010, there were $1.1 million and $2.0 million, respectively, in outstanding standby letters of credit with vendors secured under the Amended Credit Agreement. The outstanding standby letters of credit for $1.1 million expire at various intervals through April 2014.
Note 7. Post-Retirement Benefits
401(k) Plan
In the U.S., we sponsor a 401(k) plan that allows voluntary contributions by eligible employees, who may elect to contribute up to the maximum allowed under the U.S. Internal Revenue Service regulations. We generally make 50 percent matching contributions (up to a maximum of $9,800 per eligible employee per year) and we recorded related expenses of $0.9 million, $0.7 million and $0.4 million in the fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009, respectively.
Defined Contribution Plan
We contribute to a U.K. based defined contribution pension scheme for employees. Contributions under this plan and the related expenses were $1.3 million, $1.1 million and $1.1 million in the fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009, respectively.
Switzerland Defined Benefit Plan
We have a pension plan covering employees of our Swiss subsidiary (the “Swiss plan”) which has historically not been recorded in the financial statements because the amounts were immaterial. Due to the increased significance of our Swiss pension plan in fiscal year 2010, we concluded that as of July 3, 2010 our Swiss pension plan should be recorded as a defined benefit plan. As a result, we increased other non-current liabilities by $1.5 million and other non-current assets by $0.3 million, and decreased accumulated other comprehensive income by $1.2 million, net of tax, to reflect the under-funded pension liability.
Employer and employee contributions are made to the Swiss plan based on various percentages of salary and wages that vary according to employee age and other factors. Employer contributions to the Swiss plan for years ended July 2, 2011 and July 3, 2010 were $2.4 million and $1.6 million, respectively. Employer contributions to the Swiss plan in fiscal year 2012 are estimated to be approximately $2.6 million.

The funded status of the Swiss plan at July 2, 2011 and July 3, 2010 was as follows:

	Year Ended
	July 2, 2011	July 3, 2010
	(Thousands)
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$21,732	$19,664
Service cost	1,892	1,523
Interest cost	840	690
Participant contributions	1,158	801
Benefits paid (received)	422	(933)
Actuarial gain on obligation	(463)	(536)
Currency translation adjustment	6,046	523

Projected benefit obligation, end of period	$31,627	$21,732

Change in plan assets:
Plan assets at fair value, beginning of period	$20,263	$18,610
Actual return on plan assets	(768)	(334)
Employer contributions	2,378	1,624
Participant contributions	1,158	801
Benefits paid (received)	422	(934)
Currency translation adjustment	5,637	496

Plan assets at fair value, end of period	$29,090	$20,263

Amounts recognized in consolidated balance sheets:
Other non-current assets:
Deferred tax asset	$316	$316
Other non-current liabilities:
Underfunded pension liability	$2,537	$1,469
Amounts recognized in accumulated other comprehensive income (loss), net of tax:
Pension adjustment	$2,721	$1,153
Accumulated benefit obligation, end of period	$27,340	$18,113
Net periodic pension cost associated with the Swiss plan in the years ended July 2, 2011 and July 3, 2010 include the following components:

	Year Ended
	July 2, 2011	July 3, 2010
	(Thousands)
Service cost	$1,892	$1,523
Interest cost	840	690
Expected return on plan assets	(1,115)	(794)

Net periodic pension cost	$1,617	$1,419

The projected and accumulated benefit obligations for the Swiss plan were calculated as of July 2, 2011 and July 3, 2010 using the following assumptions:

	Year Ended
	July 2, 2011	July 3, 2010
Discount rate	3.0%	3.0%
Salary increase rate	2.0%	2.0%
Expected return on plan assets	4.0%	4.0%
Expected average remaining working life (in years)	13.8	13.7
The discount rate is based on assumed pension benefit maturity and estimates developed using the rate of return and yield curves for high quality Swiss corporate and government bonds. The 2.0 percent salary increase rate is based on our best assessment for on-going increases over time. The 4.0 percent expected long-term rate of return on plan assets is based on the expected asset allocation and taking into consideration historical long-term rates of return for the relevant asset categories.
The Swiss plan is legally separate from Oclaro, as are the assets of the plan. As of July 2, 2011 and July 3, 2010, the Swiss plan’s asset allocation was as follows:

	July 2, 2011	July 3, 2010
Fixed income investments	33.0%	24.0%
Equity investments	48.0%	48.0%
Real estate	10.0%	11.0%
Cash	7.0%	15.0%
Alternative investments	2.0%	2.0%

	100.0%	100.0%

The Swiss plan assets are measured at fair value and are classified into two distinct levels of the fair value hierarchy, as defined in Note 2, Fair Value. The Swiss plan assets are comprised of Level 1 assets, which include cash, equity investments and fixed income investments, and Level 3 assets, which include real estate and alternative investments. The investment strategy of the Swiss plan’s pension committee is to achieve a consistent long-term return which will provide sufficient funding for future pension obligations while limiting risk. The investment strategy is reviewed regularly.
None of the $2.7 million balance in accumulated other comprehensive income at July 2, 2011 is expected to be amortized into net periodic benefit income in fiscal year 2012. Estimated future benefit payments from the Swiss plan are $0.9 million in fiscal year 2012, $1.2 million in fiscal year 2013, $0.8 million in fiscal year 2014, $1.4 million in fiscal year 2015, $1.4 million in fiscal year 2016 and $12.1 million in the following five years.
Note 8. Commitments and Contingencies
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
We also have indemnification clauses in various contracts that we enter into in the normal course of business, such as indemnifications in favor of customers in respect of liabilities they may incur as a result of purchasing our products should such products infringe the intellectual property rights of a third party. We have not historically paid out any material amounts related to these indemnifications; therefore, no accrual has been made for these indemnifications.

Warranty accrual
We accrue for the estimated costs to provide warranty services at the time revenue is recognized. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty costs would increase, resulting in a decrease in gross profit and a decrease in our net income, or an increase in our net loss.
The following table summarizes movements in the warranty accrual for the periods indicated:

	Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
	(Thousands)
Warranty provision — beginning of period	$2,437	$2,228	$2,598
Warranties assumed in acquisitions	357	261	250
Warranties issued	1,933	3,516	2,811
Warranties utilized or expired	(2,661)	(3,426)	(3,000)
Currency translation adjustment	109	(142)	(431)

Warranty provision — end of period	$2,175	$2,437	$2,228

Litigation
On June 26, 2001, the first of a number of securities class actions was filed in the United States District Court for the Southern District of New York against New Focus, Inc., now known as Oclaro Photonics, Inc. (“New Focus”), certain of our officers and directors, and certain underwriters for New Focus’ initial and secondary public offerings. A consolidated amended class action complaint, captioned In re New Focus, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 5822, was filed on April 20, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in New Focus’ initial public offering and seeks unspecified damages for claims under the Exchange Act on behalf of a purported class of purchasers of common stock from May 17, 2000 to December 6, 2000.
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
On December 6, 2010, a bankruptcy preferential transfer avoidance action was filed by Nortel Networks Inc. et al. against Oclaro Technology Ltd. (formerly Bookham Technology Plc.) and Oclaro (North America), Inc. (formerly Avanex Corporation) in the United States Bankruptcy Court for the District of Delaware, Adversary Proceeding No. 10-55919-KG. The complaint alleges, among other things, that Nortel Networks Inc., and/or its affiliated debtors in the Chapter 11 bankruptcy cases also pending before the Delaware Bankruptcy Court (Jointly Administered Case No. 09-10138-KG), made at least approximately $4.6 million in preferential transfers to the defendants’ predecessors, Bookham Technology Plc. and Avanex Corporation, in the 90 days prior to the commencement of the Nortel Chapter 11 bankruptcy cases on January 14, 2009. We intend to vigorously contest the claims set forth in the complaint.

On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors, allegedly on behalf of persons who purchased or otherwise acquired our common stock between May 6 and October 27, 2010. The complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC (N.D. Cal. filed May 19, 2011), alleges generally that defendants issued materially false and misleading statements during the relevant time period regarding our current business and financial condition, including projections for our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. Discovery has not commenced, and no trial has been scheduled in this action. We intend to defend this litigation vigorously.
On June 10, 2011, a purported shareholder, Stanley Moskal, filed a purported derivative action in the Superior Court for the State of California, County of Santa Clara, against us, as nominal defendant, and certain of our current and former officers and directors, as defendants. The case is styled Moskal v. Couder, No. 1:11 CV 202880 (Santa Clara County Super. Ct. filed June 10, 2011). Four other purported shareholders, Matteo Guindani, Jermaine Coney, Jefferson Braman and Toby Aguilar, separately filed substantially similar lawsuits in the United States District Court for the Northern District of California on June 27, June 28, July 7 and July 26, 2011, respectively. The cases are styled Guindani v. Couder, No. 11 Civ. 3176 PSG (N.D. Cal. filed June 27, 2011), Coney v. Couder, No. 11 Civ. 3214 HRL (N.D. Cal. filed June 28, 2011), and Braman v. Couillaud, No. 11 Civ. 3322 RS (N.D. Cal. filed July 7, 2011), and Aguilar v. Couillaud, No. 11 CV 3668 EDL (N.D. Cal. filed July 26, 2011). Each purported derivative complaint alleges that Oclaro has been, or will be, damaged by the actions alleged in the Westley complaint, and the litigation of the Westley action, and any damages or settlement paid in the Westley action. Each purported derivative complaint alleges counts for breaches of fiduciary duty, waste, and unjust enrichment. Additionally, the complaint in Aguilar alleges claims for contribution pursuant to Sections 10(b) and 21D of the Securities Exchange Act, and Securities and Exchange Commission Rule 10b-5, and Section 20(a) of the Securities Exchange Act. Each purported derivative complaint seeks damages and costs of an unspecified amount, as well as injunctive relief. Discovery has not commenced, and no trial has been scheduled in any of these actions. We intend to defend this litigation vigorously.
Sale-Leaseback
On March 10, 2006, our Oclaro Technology Ltd subsidiary entered into multiple agreements with a subsidiary of Scarborough Development (Scarborough) for the sale and leaseback of the land and buildings located at our Caswell, U.K., manufacturing site. The sale transaction, which closed on March 30, 2006, resulted in immediate proceeds to Oclaro Technology Ltd of £13.75 million (approximately U.S. $24 million on the date of the transaction). Under these agreements, Oclaro Technology Ltd leases back the Caswell site for an initial term of 20 years, with options to renew the lease term for 5 years following the initial term and for rolling 2-year terms thereafter. Based on the exchange rate of $1.61 as of July 1, 2011, annual rent for the next 5 years of the lease is approximately £1.2 million, or $2.0 million per year; annual rent for the subsequent 5 years of the lease is approximately £1.4 million, or $2.3 million per year; and annual rent for the last 5 years of the lease is approximately £1.6 million, or $2.6 million per year. Rent during the optional renewal terms will be determined according to the then market rent for the site. The obligations of Oclaro Technology Ltd under these agreements are guaranteed by us. In addition, Scarborough and Oclaro entered into a pre-emption agreement with the buyer under which Oclaro Technology Ltd, within the initial 20-year term, has a right to purchase the Caswell site in whole or in part on terms acceptable to Scarborough if Scarborough agrees to terms with or receives an offer from a third party to purchase the Caswell facility. As a result of these agreements, we deferred a related gain of $20.4 million, which is being amortized ratably against rent expense over the initial 20-year term of the lease. As of July 2, 2011, the unamortized balance of this deferred gain was $13.9 million.
At the inception of the Caswell lease, we determined the total minimum lease payments which were to be paid over the lease term, and we are recognizing the effects of scheduled rent increases, which are included in the total minimum lease payments, on a straight-line basis over the lease term.

Operating Leases
We lease certain facilities under non-cancelable operating lease agreements that expire at various dates through 2026. Our future fiscal year minimum lease payments under non-cancelable operating leases and related sublease income, including the sale-leaseback of our Caswell facility, are as follows:

	Operating Lease	Sublease
	Payments	Income
	(Thousands)
Fiscal Year:
2012	$6,653	$(238)
2013	4,206	(128)
2014	3,634	(128)
2015	3,425	(84)
2016	3,334	(62)
Thereafter	24,039	—

	$45,291	$(640)

Rent expense for these leases was $8.6 million, $9.1 million and $6.8 million during the fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009, respectively.
Note 9. Stockholders’ Equity
Common Stock
On May 12, 2010, we completed a public offering of 6.9 million shares of our common stock pursuant to a shelf registration statement that was previously filed and declared effective by the Securities and Exchange Commission. We received net proceeds of approximately $77.1 million from the offering after deducting underwriting discounts and commissions and estimated offering expenses.
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
On December 17, 2009, in connection with our acquisition of Xtellus, we issued approximately 3.7 million shares of our common stock to the former shareholders and debt holders of Xtellus, and issued approximately 1.0 million shares of our common stock into a third-party escrow account to secure our obligations under an 18 month escrow agreement entered into in connection with this acquisition. This obligation remained outstanding as of July 2, 2011. During the first quarter of fiscal year 2012, we intend to settle this obligation through the issuance of approximately 0.9 million shares of our common stock.
On April 27, 2009, in connection with the merger of Avanex and Oclaro, we issued approximately 17.0 million shares of our common stock for all of the outstanding shares of common stock of Avanex.

Warrants
The following table summarizes activity relating to warrants to purchase our common stock:

		Weighted-
	Warrants	Average
	Outstanding	Exercise Price
	(Thousands)
Balance at June 28, 2008	2,016	$21.20
Assumed April 27, 2009 in acquisition	531	37.15

Balance at June 27, 2009	2,547	24.55
Expired on December 20, 2009	(400)	30.00
Expired on March 8, 2010	(531)	37.15

Balance at July 3, 2010	1,616	18.78
Expired on January 13, 2011	(217)	35.00
Expired on April 24, 2011	(1)	200.00

Balance at July 2, 2011	1,398	$16.18

On March 22, 2007, we entered into a private placement agreement which included warrants to purchase up to 818,417 shares of common stock with certain institutional accredited investors. The warrants are exercisable during the period from September 23, 2007 through September 22, 2012. As of July 2, 2011, the exercise price was $13.48 per share, which is subject to adjustment based on a weighted average anti-dilution formula if we effect certain equity issuances in the future for consideration per share that is less than the then current exercise price per share of such warrants.
On August 31, 2006, we entered into a private placement agreement which included issuance of warrants to purchase up to 434,804 shares of common stock. On September 19, 2006, through a second closing of this private placement, we issued additional warrants to purchase up to 144,935 shares of common stock. The warrants are exercisable during the period beginning on March 2, 2007 through September 1, 2011, at an exercise price of $20.00 per share.
Preferred Stock
Our restated certificate of incorporation authorizes us to issue up to 1.0 million shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. To date, we have not issued any preferred stock.
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, are as follows:

	July 2, 2011	July 3, 2010
	(Thousands)
Currency translation adjustments, net of tax	$43,536	$28,011
Unrealized gain on currency instruments designated as cash flow hedges	54	49
Unrealized loss on marketable securities	(139)	—
Adjustment for the Swiss defined benefit plan	(2,721)	(1,153)

	$40,730	$26,907

Note 10. Employee Stock Plans
Our Amended and Restated 2004 Stock Incentive Plan (“Plan”) was amended by stockholder approval on October 27, 2010. The primary changes to the Plan resulting from this amendment include: (1) an increase in the number of shares available under the Plan from 3.8 million shares to 7.8 million shares, (2) issuance of full value awards being counted as 1.25 shares of common stock for purposes of the share limit, and (3) a prohibition on recycling of repurchased shares in cases where shares are used to exercise an award or shares are withheld for taxes. As amended, the Plan now expires on October 26, 2020.
On November 2, 2009, we filed a “Tender Offer Statement” on Schedule TO with the SEC, related to an offer by us to certain of our employees to exchange some or all of their outstanding options to purchase our common stock for fewer replacement stock options with exercise prices equal to $6.80 per share, which was the closing price per share of our common stock on December 2, 2009, the date of grant and the last day of the tender offer (“the Offer”). A stock option was eligible for exchange in the Offer if: (i) it had an exercise price of at least $10.00 per share; (ii) it was granted at least 12 months prior to the commencement of the Offer; (iii) it was held by an employee who was eligible to participate in the Offer; and (iv) it remained outstanding (i.e., unexpired and unexercised) as of the date of grant of the replacement options (“Eligible Options”). We made the Offer to all of our U.S. and international employees who held Eligible Options (“Eligible Employees”), except for (i) members of our board of directors and (ii) our named executive officers. As of December 2, 2009, when the Offer expired, Eligible Employees surrendered approximately 0.8 million Eligible Options with a weighted-average exercise price of $37.55 per share in exchange for approximately 0.4 million replacement stock options with an exercise price of $6.80 per share. The fair value of the replacement options granted was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the new options granted. The incremental compensation cost of the new options granted was measured as the excess of the fair value of the new options granted over the fair value of the original options immediately before cancellation. The total remaining unrecognized compensation expense related to the original options tendered will be recognized over the remaining requisite service period of the original options. The incremental compensation cost of the new options granted was $20,000.
During fiscal year 2010, we reduced our shares available for grant by 0.7 million shares, of which 0.6 million shares available for grant were cancelled in connection with the Offer and 0.1 million shares available for grant were cancelled upon the expiration of the Avanex Corporation 1998 Stock Plan in December 2009.
The following table summarizes the combined activity under all of our equity incentive plans for the three-year period ended July 2, 2011:

	Awards	Stock	Weighted-	Restricted Stock	Weighted-
	Available	Options	Average	Awards / Units	Average Grant
	For Grant	Outstanding	Exercise Price	Outstanding	Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at June 28, 2008	1,919	1,365	$29.35	301	$15.00
Assumed in acquisition	1,510	979	29.95	391	2.80
Granted	(1,149)	1,149	5.60	—	—
Exercised or released	—	(3)	1.50	(215)	13.30
Cancelled or forfeited	281	(254)	24.40	(46)	20.55

Balances at June 27, 2009	2,561	3,236	21.00	431	4.15
Granted	(1,614)	1,044	4.84	570	6.80
Granted in connection with tender offer	(354)	354	6.80	—	—
Exercised or released	—	(71)	3.98	(222)	4.05
Cancelled or forfeited	536	(600)	20.77	(76)	3.35
Cancelled in connection with tender offer	704	(777)	37.55	—	—
Reduction in available for grant	(744)	—	—	—	—

Balances at July 3, 2010	1,089	3,186	8.78	703	6.42
Granted	(1,466)	852	11.57	564	11.60
Exercised or released	—	(515)	4.64	(255)	5.78
Cancelled or forfeited	104	(173)	12.01	(213)	6.89
Increase in available for grant	4,000	—	—	—	—

Balances at July 2, 2011	3,727	3,350	$9.38	799	$10.15

Supplemental disclosure information about our stock options outstanding as of July 2, 2011 was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(Thousands)		(Years)	(Thousands)
Options exercisable at July 2, 2011	1,510	$11.24	6.3	$2,311
Options outstanding at July 2, 2011	3,350	9.38	7.4	4,720
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing stock price of $6.74 as of July 1, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.6 million shares of common stock subject to in-the-money options which were exercisable as of July 2, 2011. We settle employee stock option exercises with newly issued shares of common stock.
Note 11. Stock-based Compensation
We recognize compensation expense in our statement of operations related to all share-based awards, including grants of stock options, based on the grant date fair value of such share-based awards. Estimating the grant date fair value of such share-based wards requires us to make judgments in the determination of inputs into the Black-Scholes-Merton stock option pricing model which we use to arrive at an estimate of the grant date fair value for such awards. This model requires assumptions to be made related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. While the risk-free interest rate is a less subjective assumption, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment, which makes them critical accounting estimates. We have not issued and do not anticipate issuing dividends to stockholders and accordingly use a zero percent dividend yield assumption for all Black-Scholes-Merton stock option pricing calculations. We use an expected stock-price volatility assumption that is based on an implied and historical realized volatility of our underlying common stock during a period of time. With regard to the weighted-average option life assumption, we evaluate the exercise behavior of past grants and comparison to industry peer companies as a basis to predict future activity.
The weighted-average assumptions used in this model to value stock option grants for the fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009 were as follows:

	Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Expected life	4.5 years	4.5 years	4.5 years
Risk-free interest rate	1.3%	2.2%	2.4%
Volatility	96.8%	98.6%	83.5%
Dividend yield	—	—	—

The amounts included in cost of revenues, operating expenses and income (loss) from discontinued operations for stock-based compensation expenses for the fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009 were as follows:

	Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
	(thousands)
Stock-based compensation by category of expense:
Cost of revenues	$1,385	$1,110	$1,168
Research and development	1,414	1,090	888
Selling, general and administrative	3,505	2,232	2,016
Income (loss) from discontinued operations	—	—	364

	$6,304	$4,432	$4,436

Stock-based compensation by type of award:
Stock options	$3,656	$2,865	$3,477
Restricted stock awards	2,803	1,646	787
Inventory adjustment to cost of revenues	(155)	(79)	172

	$6,304	$4,432	$4,436

As of July 2, 2011 and July 3, 2010, we had capitalized $0.4 million and $0.2 million, respectively, of stock-based compensation as inventory.
Note 12. Income Taxes
For financial reporting purposes, our income (loss) from continuing operations before income taxes includes the following:

	Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
	(Thousands)
Domestic	$(33,205)	$(6,211)	$(18,064)
Foreign	(11,574)	18,100	(6,306)

	$(44,779)	$11,889	$(24,370)

The components of our income tax provision were as follows:

	Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
	(Thousands)
Current:
Domestic	$36	$61	$—
Foreign	2,279	2,175	1,399
Deferred:
Foreign	(669)	(1,308)	—

	$1,646	$928	$1,399

The primary differences between the effective tax rate and the U.S. federal statutory tax rate for fiscal year 2011 relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate and benefited and unbenefited foreign and domestic tax attributes. The primary differences between the effective tax rate and the U.S. federal statutory tax rate for fiscal years 2010 and 2009 related to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, benefited and unbenefited foreign and domestic tax attributes, and the release of valuation allowance on certain foreign deferred tax assets due to certainty around future profitability in relation to an established transfer pricing regime.

Reconciliations of our income tax provision at the statutory rate to our income tax provision are as follows:

	Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
	(Thousands)
Tax expense (benefit) at U.S. federal statutory rate	$(15,225)	$4,043	$(8,286)
Tax expense (benefit) at state statutory rate	(3,846)	189	(592)
Permanent adjustments	(1,329)	(1,466)	3,278
Foreign rate differential	2,642	(2,152)	(427)
Change in valuation allowance	10,730	240	7,034
Non-deductible goodwill impairment loss	8,533	—	—
Other	141	74	392

Provision for income taxes	$1,646	$928	$1,399

We have not provided for U.S. federal and state income taxes on non-U.S. subsidiaries’ undistributed earnings as of July 2, 2011 because such earnings are intended to be reinvested in the operations of our international subsidiaries indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to applicable U.S. federal and state income taxes.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	July 2, 2011	July 3, 2010
	(Thousands)
Deferred tax assets:
Net operating loss carryforwards	$185,910	$176,738
Depreciation and capital losses	57,153	64,230
Capitalized research and development	15,119	6,602
Tax credit carryforwards	4,664	5,882
Accruals and reserves	3,648	5,241
Stock-based compensation	1,927	2,432
Other asset impairments	1,670	1,678
Foreign pension plan	741	316
Inventory valuation	408	333
Other	188	—

Gross deferred tax assets	271,428	263,452
Valuation allowance	(263,243)	(251,447)

Deferred tax assets	8,185	12,005

Deferred tax liabilities:
Acquired intangibles	(6,558)	(2,539)
Other deferred liabilities	—	(7,842)

Deferred tax liabilities	(6,558)	(10,381)

Total net deferred tax assets	$1,627	$1,624

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses and our forecast of future taxable income, which are consistent with the plans and estimates we are using to manage our underlying businesses.

In the fourth quarter of fiscal year 2010, we determined that it is more-likely-than-not that we will utilize net operating losses in one of our foreign jurisdictions due to current earnings and projections of future profitability. Accordingly, we released $1.3 million of our valuation allowance against $1.3 million of previously unrecognized deferred tax assets during the fourth quarter of fiscal year 2010. This amount represented the entire remaining deferred tax asset related to the accumulated net operating losses of the foreign jurisdiction. Due to the uncertainty surrounding the realization of the tax attributes in other jurisdictions, we have recorded a full valuation allowance against our remaining foreign and domestic deferred tax assets as of July 2, 2011.
As of July 2, 2011, we had foreign net operating loss carry forwards of approximately $480.9 million, $19.3 million, $0.1 million and $2.3 million in the United Kingdom, Switzerland, Canada and France, respectively. The United Kingdom and France net operating losses do not expire, the Swiss net operating loss will expire at various times from 2012 through 2019 if unused, and the Canada net operating loss will expire at various times from 2028 through 2031. We also have U.S. federal and California net operating losses of approximately $151.3 million and $78.8 million, respectively, which will expire in various years from 2012 through 2032 if unused. As of July 2, 2011, we had U.S. federal, California and foreign research and development credits of approximately $0.7 million, $1.0 million and $1.7 million, respectively. The U.S. federal credits will expire from 2012 through 2032. The California credits may be carried forward indefinitely and the foreign credits will expire at various times from 2027 through 2030 if unused.
Utilization of net operating loss carryforwards and credit carryforwards are subject to annual limitations due to ownership changes as provided in the Internal Revenue Code of 1986, as amended, as well as similar state and foreign tax laws. This annual limitation may result in the expiration of a significant portion of the net operating loss carryforwards and tax credits before utilization.
Our total amount of unrecognized tax benefits as of July 2, 2011 was approximately $6.9 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.8 million as of July 2, 2011. While it is often difficult to predict the final outcome of any particular uncertain tax position, we do not expect that changes to our unrecognized tax benefits will be significant in the next twelve months. Unrecognized deferred tax benefits related to stock-based awards totaled $1.1 million and $0.1 million for federal and state as of July 2, 2011, respectively, and if and when realized through a reduction in income taxes payable, will be accounted for as a credit to additional paid-in capital.
A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, net of interest and penalties, for fiscal year ended July 2, 2011 and July 3, 2010 is as follows:

	Year Ended
	July 2, 2011	July 3, 2010
	(Thousands)
Balance at beginning of period	$8,397	$2,451
Additions for tax positions related to the current year	378	598
Additions for tax positions related to prior years	1,922	5,348
Reductions for tax positions related to prior years	(3,844)	—

Balance at end of period	$6,853	$8,397

We include interest and penalties related to unrecognized tax benefits within the provision for income taxes on our consolidated statements of operations. As of July 2, 2011 and July 3, 2010, we had accrued approximately $0.3 million and $18,000 for payment of interest and penalties related to unrecognized tax benefits, respectively.
We file U.S. federal, state and foreign tax returns and have determined that our major tax jurisdictions are the United States, the United Kingdom, Italy, France, Switzerland and China. Certain jurisdictions remain open to examination by the appropriate governmental agencies; U.S. federal, Italy, France, and China tax years 2006 to 2010, various U.S. states tax years 2005 to 2010, and the United Kingdom tax years 2004 to 2010. We are currently under audit in the United States and France.

Note 13. Net Income (loss) Per Share
The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
	(Thousands, except per share amounts)
Net income (loss)	$(46,425)	$12,381	$(32,156)

Weighted average shares — basic	48,444	40,322	22,969
Effect of dilutive potential common shares from:
Stock options	—	1,059	—
Restricted stock awards	—	535	—
Obligations under escrow agreement	—	346	—

Weighted average shares — diluted	48,444	42,262	22,969

Basic net income (loss) per share	$(0.96)	$0.31	$(1.40)
Diluted net income (loss) per share	$(0.96)	$0.29	$(1.40)
Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and obligations under escrow agreements during such period.
For fiscal years 2011 and 2009, there were no stock options, unvested restricted stock awards, warrants or obligations under escrow agreements factored into the computation of diluted shares outstanding since we incurred a net loss in these periods which would have resulted in their inclusion having an anti-dilutive effect.
For fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009, we excluded 5.1 million, 3.2 million and 4.5 million, respectively, of outstanding stock options, warrants and restricted stock units from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.
Note 14. Geographic and Customer Concentration Information
Geographic Information
The following table shows revenues by geographic area for the fiscal years ended July 2, 2011, July 3, 2010 and June 27, 2009, based on the delivery locations of our products:

	Year Ended
	July 2, 2011	July 3, 2010	June 27, 2009
	(Thousands)
United States	$80,350	$75,907	$42,776
Canada	13,090	14,845	14,596
Europe	126,310	96,387	53,236
Asia	219,777	176,534	86,951
Rest of world	26,978	28,872	13,364

	$466,505	$392,545	$210,923

The following table sets forth our long-lived tangible assets and total assets by geographic region as of the dates indicated:

	Long-lived Tangible Assets		Total Assets
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
	(Thousands)
United States	$8,048	$8,213	$98,248	$151,821
Canada	232	275	799	886
Europe	16,096	8,824	167,350	139,383
Asia	44,998	20,204	108,777	68,705

	$69,374	$37,516	$375,174	$360,795

Significant Customers and Concentration of Credit Risk
For the fiscal year ended July 2, 2011, Huawei Technologies Co., Ltd. (“Huawei”) accounted for 15 percent and Alcatel-Lucent accounted for 11 percent of our revenues. For the fiscal year ended July 3, 2010, Huawei accounted for 13 percent and Alcatel-Lucent accounted for 10 percent of our revenues. For the fiscal year ended June 27, 2009, Huawei accounted for 17 percent and Nortel accounted for 14 percent of revenues.
As of July 2, 2011, no customer accounted for 10 percent or more of our accounts receivable. As of July 3, 2010, Alcatel-Lucent accounted for 15 percent and Huawei accounted for 14 percent of our accounts receivable.
Note 15. Related Party Transactions
In connection with the merger with Avanex on April 27, 2009, we entered into a one year consulting agreement with Giovanni Barbarossa, which became effective upon consummation of the merger. Under the consulting agreement, Dr. Barbarossa provided consulting services to us for the purpose of assisting in the integration of Avanex’s operations into those of Oclaro, including, among other things, advice and assistance on strategic and technological matters and customer relations. Under the consulting agreement, Dr. Barbarossa received consulting fees of $300,000 and $60,000 for the fiscal years ended July 3, 2010 and June 27, 2009, respectively.
Note 16. Subsequent Event
On August 2, 2006, Oclaro, Inc., along with Oclaro Technology Ltd., Oclaro Photonics, Inc. and Oclaro Technology, Inc., each a wholly-owned subsidiary of Oclaro (collectively the “Original Borrowers”), entered into a credit agreement, or the “Original Credit Agreement,” with Wells Fargo Capital Finance, Inc. and certain other lenders, which Original Credit Agreement has previously been amended from time to time. See Note 6, Credit Agreement, for additional information.
On July 26, 2011, Oclaro Technology Ltd., as “Borrower,” and Oclaro, Inc., as “Parent,” entered into an amendment and restatement to the Original Credit Agreement, or the “Credit Agreement,” with Wells Fargo Capital Finance, Inc. and the other lenders regarding the senior secured revolving credit facility, increasing the facility size from $25 million to $45 million and extending the term thereof to August 1, 2014. Under the Credit Agreement, advances are available based on 80 percent of “qualified accounts receivable,” as defined in the Credit Agreement.
The obligations of the Borrower under the Credit Agreement are guaranteed by Parent and all significant subsidiaries of Parent and Borrower (collectively, the “Guarantors”), and are secured, pursuant to two security agreements (the “Security Agreements”), by substantially all of the assets of Borrower and Guarantors, including a pledge of the capital stock holdings of the Borrower and certain Guarantors in their direct subsidiaries.
Borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate plus 2.50 percentage points or the bank’s prime rate plus 1.50 percentage points. In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and re-borrowed at any time until maturity, which is August 1, 2014.

The Credit Agreement contains negative covenants applicable to Parent, Borrower and their subsidiaries, including a financial covenant that, on a consolidated basis, requires Parent to maintain a minimum fixed charge coverage ratio of no less than 1.10 to 1.00, if Parent and its subsidiaries have not maintained “minimum liquidity” (defined as $15 million of qualified cash and excess availability, each as defined in the Credit Agreement). The Credit Agreement also contains restrictions on liens, certain investments, indebtedness, fundamental changes to the Borrower’s business, certain dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates.
The obligations of the Borrower under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $2.0 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as the Employee Retirement Income Security Act and certain judgments in excess of $2.0 million and a change of control default.
In connection with the Credit Agreement, the Borrower paid a closing fee of $250,000 and agreed to pay a monthly servicing fee of $3,000 and a variable unused line fee equal to between 0.375 and 0.50 percentage points per annum, payable monthly on the unused amount of revolving credit commitments. To the extent there are letters of credit outstanding under the Credit Agreement, the Borrower is obligated to pay the administrative agent a letter of credit fee at a rate equal to 3.3 percentage points per annum.
Note 17. Selected Quarterly Consolidated Financial Data (Unaudited)
The following tables set forth our unaudited condensed consolidated statements of operations data for each of the eight quarterly periods ended July 2, 2011. We have prepared this unaudited information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the fiscal quarters presented. Basic and diluted net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income (loss) per share.

	Quarter Ended
	July 2,	April 2,	January 1,	October 2,
	2011	2011	2011	2010
	(Thousands)
Revenues	$109,178	$115,681	$120,299	$121,347
Cost of revenues	84,523	87,269	84,556	86,521

Gross profit	24,655	28,412	35,743	34,826
Operating expenses	(58,285)	(35,052)	(34,117)	(29,792)
Other income (expense), net	(2,908)	(2,519)	(1,589)	(4,153)

Income (loss) from continuing operations before income taxes	(36,538)	(9,159)	37	881
Income tax provision	203	668	250	525

Income (loss) from continuing operations	(36,741)	(9,827)	(213)	356
Income from discontinued operations, net of tax	—	—	—	—

Net income (loss)	$(36,741)	$(9,827)	$(213)	$356

Net income (loss) per share:
Basic	$(0.75)	$(0.20)	$—	$0.01
Diluted	$(0.75)	$(0.20)	$—	$0.01
Shares used in computing net income (loss) per share:
Basic	48,811	48,587	48,262	48,115
Diluted	48,811	48,587	48,262	50,984

	Quarter Ended
	July 3,	April 3,	January 2,	September 26,
	2010	2010	2010	2009
	(Thousands)
Revenues	$112,709	$101,152	$93,574	$85,110
Cost of revenues	78,595	73,322	68,715	63,119

Gross profit	34,114	27,830	24,859	21,991
Operating expenses	(25,490)	(27,797)	(27,604)	(23,069)
Other income (expense), net	1,668	671	790	3,926

Income (loss) from continuing operations before income taxes	10,292	704	(1,955)	2,848
Income tax provision (benefit)	(318)	499	524	223

Income (loss) from continuing operations	10,610	205	(2,479)	2,625
Income from discontinued operations, net of tax	—	—	—	1,420

Net income (loss)	$10,610	$205	$(2,479)	$4,045

Net income (loss) per share:
Basic	$0.23	$—	$(0.07)	$0.11
Diluted	$0.22	$—	$(0.07)	$0.11
Shares used in computing net income (loss) per share:
Basic	45,153	41,095	37,980	37,240
Diluted	48,228	43,829	37,980	38,100

Financial Statement Schedule II: Valuation and Qualifying Accounts
For the Years Ended July 2, 2011, July 3, 2010 and June 27, 2009

	Allowance for	Allowance for
	Doubtful Accounts	Sales Returns
	(Thousands)
Balance at June 28, 2008	$171	$188
Balances assumed in acquisitions	332	144
Additions charged to cost and expenses	171	53
Deductions and write-offs	(51)	(108)

Balance at June 27, 2009	623	277
Balances assumed in acquisitions	186	—
Additions charged to cost and expenses	1,500	243
Deductions, write-offs and adjustments	(263)	125

Balance at July 3, 2010	2,046	645
Additions charged to cost and expenses	599	645
Deductions and write-offs	(1,523)	(236)

Balance at July 2, 2011	$1,122	$1,054

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Agreement of Merger among: Oclaro, Inc., a Delaware corporation; Rio Acquisition corp., a Delaware corporation; Xtellus Inc., a Delaware corporation; and Alta Berkeley LLP, as the Stockholders’ Agent. Dated as of December 16, 2009 (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on December 22, 2009 and incorporated herein by reference).

2.2	Agreement of Merger among: Oclaro, Inc., a Delaware corporation; Nikko Acquisition Corp., a Delaware corporation; Mintera Corporation, a Delaware corporation; and Shareholder Representative Services LLC, as the Stockholders’ Agent. Dated as of July 20, 2010 (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference).

3.1	Amended and Restated Bylaws of Oclaro, Inc., including Amendments No. 1 and No. 2 thereto (formerly Bookham, Inc.) (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-8 dated May 5, 2009 and incorporated herein by reference).

3.2	Amendment No. 3 to Amended and Restated By-Laws of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 28, 2011 and incorporated herein by reference).

3.3	Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K filed on September 1, 2010 and incorporated herein by reference)

10.1	Form of Warrant (previously filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on September 5, 2006 and incorporated herein by reference).

10.2	Form of Warrant (previously filed as Exhibit 99.3 to Registrant’s Current Report on Form 8-K filed on March 26, 2007 and incorporated herein by reference).

10.3	Credit Agreement, dated as of August 2, 2006, among Oclaro, Inc., Oclaro Technology Ltd (formerly Bookham Technology plc), Oclaro Photonics, Inc. (formerly New Focus, Inc.) and Oclaro Technology, Inc. (formerly Bookham (US), Inc.), Wells Fargo Capital Finance, Inc. (formerly Wells Fargo Foothill, Inc.) and other lenders party thereto. (previously filed as Exhibit 10.53 to Registrant’s Annual Report on Form 10-K for the year ended July 1, 2006, and incorporated herein by reference).

10.4	Amendment Number One to Credit Agreement, dated as of April 30, 2007, by and among Wells Fargo Capital Finance, Inc., Oclaro, Inc., Oclaro Technology Ltd, Oclaro Photonics, Inc. and Oclaro Technology, Inc. (previously filed as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K filed on September 1, 2010 and incorporated herein by reference)

10.5	Amendment Number Two to Credit Agreement, dated as of April 30, 2007, by and among Wells Fargo Capital Finance, Inc., Oclaro, Inc., Oclaro Technology Ltd, Oclaro Photonics, Inc. and Oclaro Technology, Inc. (previously filed as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed on September 1, 2010 and incorporated herein by reference)

10.6	Amendment Number Three to Credit Agreement, dated as of April 27, 2009, by and among Wells Fargo Capital Finance, Inc., Oclaro, Inc., Oclaro Technology Ltd, Oclaro Photonics, Inc. and Oclaro Technology, Inc. (previously filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K on May 1, 2009, and incorporated herein by reference).

10.7	Amendment Number Four to Credit Agreement, dated as of May 22, 2009, by and among Wells Fargo Capital Finance, Inc., Oclaro, Inc., Oclaro Technology Ltd, Oclaro Photonics, Inc. and Oclaro Technology, Inc. (previously filed as Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed on September 1, 2010 and incorporated herein by reference)

10.8	Amendment Number Five to Credit Agreement, dated as of December 16, 2009, by and among Wells Fargo Capital Finance, Inc., Oclaro, Inc., Oclaro Technology Ltd, Oclaro Photonics, Inc. and Oclaro Technology, Inc. (previously filed as Exhibit 10.10 to Registrant’s Annual Report on Form 10-K filed on September 1, 2010 and incorporated herein by reference)

10.9	Amendment Number Six to Credit Agreement, dated as of July 20, 2010, by and among Wells Fargo Capital Finance, Inc., Oclaro, Inc., Oclaro Technology Ltd, Oclaro Photonics, Inc. and Oclaro Technology, Inc. (previously filed as Exhibit 10.11 to Registrant’s Annual Report on Form 10-K filed on September 1, 2010 and incorporated herein by reference)

10.10(1)(3)	Amendment Number Seven to Credit Agreement, dated as of May 13, 2011, by and among Wells Fargo Capital Finance, Inc., Oclaro, Inc., Oclaro Technology Ltd, Oclaro Photonics, Inc. and Oclaro Technology, Inc.

10.11(1)(3)	Amended and Restated Credit Agreement, dated as of July 26, 2011, among Oclaro, Inc., Oclaro Technology Ltd, Wells Fargo Capital Finance, Inc. and other lenders party thereto.

Exhibit
Number	Description of Exhibit

10.12	Security Agreement, dated as of August 2, 2006, among Oclaro, Inc., Onetta, Inc., Focused Research, Inc., Globe Y. Technology, Inc., Ignis Optics, Inc., Oclaro (Canada) Inc., Bookham Nominees Limited and Bookham International Ltd., Wells Fargo Capital Finance, Inc. and other secured parties party thereto. (previously filed as Exhibit 10.54 to Registrant’s Annual Report on Form 10-K for the year ended July 1, 2006, and incorporated herein by reference).

10.13(1)(3)	Security Agreement (Domestic), dated as of July 26, 2011, among Oclaro, Inc., Oclaro Photonics, Inc., Oclaro Technology, Inc., Oclaro (New Jersey), Inc., Oclaro (North America), Inc., Mintera Corporation, Wells Fargo Capital Finance, Inc. and other lenders party thereto.

10.14(1)(3)	Security Agreement (Foreign), dated as of July 26, 2011, among Oclaro, Inc., Oclaro Technology Ltd., Bookham International, Ltd., Bookham Nominees Ltd., Oclaro (Canada), Inc., Oclaro Innovations LLP, Wells Fargo Capital Finance, Inc. and other lenders party thereto.

10.15	Loan Facility Agreement dated August 10, 2005 between City Leasing (Creekside) Limited and Deutsche Bank AG, Limited, for a facility of up to £18,348,132.33 (previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference).

10.16	Loan Facility Agreement dated August 10, 2005 between City Leasing (Creekside) Limited and Deutsche Bank AG, Limited for a facility of up to £42,500,000.00 (previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, and incorporated herein by reference).

10.17	Lease dated December 23, 1999 by and between Silicon Valley Properties, LLC and Oclaro Photonics, Inc., with respect to 2560 Junction Avenue, San Jose, California (previously filed as Exhibit 10.32 to Registrant’s Amendment No. 1 to Transition Report on Form 10-K for the for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).

10.18(3)	Second Amendment to Lease dated November 30, 2010 by and between 702/703 Investors LLC and Oclaro, Inc., with respect to 2560 Junction Avenue, San Jose, California.

10.19	Pre-emption Agreement dated as of March 10, 2006, by and among Oclaro Technology Ltd, Coleridge (No. 24) Limited and Oclaro, Inc. (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, and incorporated herein by reference).

10.20	Lease dated as of March 10, 2006, by and among Oclaro Technology Ltd, Coleridge (No. 24) Limited and Oclaro, Inc. (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, and incorporated herein by reference).

10.21(1)	Volume Supply Agreement, dated May 6, 2004, between Avanex Corporation and Fabrinet. (previously filed as Exhibit 10.12 of Avanex Corporation’s Quarterly Report (File No. 000-29175) on Form 10-Q filed on February 14, 2006, and incorporated herein by reference).

10.22(1)	First Amendment to the Volume Supply Agreement, dated April 1, 2008, between Avanex Corporation and Fabrinet. (previously filed as Exhibit 10.33 of Avanex Corporation’s Annual Report on Form 10-K (File No. 000-29175) filed on September 5, 2008, and incorporated herein by reference).

10.23(2)	2004 Sharesave Scheme (previously filed as Exhibit 10.20 to Registrant’s Transition Report on Form 10-K for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference).

10.24(2)	U.K. Subplan to the 2004 Stock Incentive Plan (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, and incorporated herein by reference).

10.25(2)(3)	Form of Incentive Stock Option, Form of Non-Statutory Stock Option, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Award Agreement.

10.26(2)	Oclaro, Inc. Amended and Restated 2004 Stock Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on October 28, 2010, and incorporated herein by reference).

10.27(2)	Form of amendment to restricted stock award agreement issued pursuant to Amended and Restated 2004 Stock Incentive Plan (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q dated May 7, 2009 and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.28(2)	Contract of Employment between Oclaro Technology Ltd and Jim Haynes (previously filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the year ended July 2, 2005, and incorporated herein by reference).

10.29(2)	Restricted Stock Agreement dated November 11, 2005 between Oclaro, Inc. and Jim Haynes (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2005, and incorporated herein by reference).

10.30(2)	Amended and Restated Employment Agreement, dated August 4, 2010, between the Oclaro, Inc. and Alain Couder (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 10, 2010 and incorporated herein by reference).

10.31(2)	Form of Indemnification Agreement, between Oclaro, Inc. and directors and executive officers (previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2007 and incorporated herein by reference).

10.32(2)	Form of Executive Severance and Retention Agreement, between Oclaro, Inc. and its executive officers (previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference).

10.33(2)(3)	Form of Executive Severance and Retention Agreement, between Oclaro, Inc. and its executive officers.

10.34(2)	First Amendment to the Executive Severance and Retention Agreement, dated as of December 14, 2010, by and between Oclaro, Inc., a Delaware corporation, and Catherine Hunt Rundle (also known as Kate Rundle) (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on February 10, 2011 and incorporated herein by reference).

10.35(2)	First Amendment to the Executive Severance and Retention Agreement, dated as of December 14, 2010, by and between Oclaro, Inc., a Delaware corporation, and Jerry Turin (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on February 10, 2011 and incorporated herein by reference).

10.36(2)	Consulting Agreement between Oclaro, Inc. (formerly known as Bookham, Inc.), Avanex Corporation and Giovanni Barbarossa (previously filed as Exhibit 10.40 to Registrant’s Annual Report on Form 10-K for the year ended June 27, 2009 and incorporated herein by reference).

10.37(2)	Form of Indemnification Agreement between Avanex Corporation and each of its directors and officers (previously filed as Exhibit 10.1 of Avanex Corporation’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999 and incorporated herein by reference).

10.38(2)	Avanex 1998 Stock Plan, as amended and restated (previously filed as Exhibit 10.2 of Avanex Corporation’s Annual Report on Form 10-K (File No. 000-29175) filed on September 5, 2008 and incorporated herein by reference).

10.39(2)	Avanex 1999 Director Option Plan, as amended (previously filed as Exhibit 10.5 of Avanex Corporation’s Annual Report on Form 10-K (File No. 000-29175) filed on September 5, 2008 and incorporated herein by reference).

10.40(2)	Form of stock option agreement between Avanex and certain of its directors (previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended June 27, 2009 and incorporated herein by reference).

10.41(2)	Form of stock option agreement between Avanex and certain of its executive officers (previously filed as Exhibit 10.46 to Registrant’s Annual Report on Form 10-K for the year ended June 27, 2009 and incorporated herein by reference).

10.42(2)	Form of stock option agreement between Avanex and certain of its employees (previously filed as Exhibit 10.47 to Registrant’s Annual Report on Form 10-K for the year ended June 27, 2009 and incorporated herein by reference).

10.43(2)	Form of Restricted Stock Unit Agreement between Avanex and certain of its executive officers (previously filed as Exhibit 10.48 to Registrant’s Annual Report on Form 10-K for the year ended June 27, 2009 and incorporated herein by reference).

10.44(2)	Form of Restricted Stock Unit Agreement between Avanex and certain of its employees (previously filed as Exhibit 10.49 to Registrant’s Annual Report on Form 10-K for the year ended June 27, 2009 and incorporated herein by reference).

Exhibit
Number	Description of Exhibit

10.45(2)	Variable Pay Plan (previously filed as Exhibit 5.02 to Registrant’s Current report on Form 8-K filed on August 2, 2010 and incorporated herein by reference).

21.1 (3)	List of Oclaro, Inc. subsidiaries

23.1 (3)	Consent of Independent Registered Public Accounting Firm

31.1 (3)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2 (3)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 (3)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 (3)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

(2)	Management contract or compensatory plan or arrangement.

(3)	Filed herewith.