Form 10-Q
period 2011-10-01
OCLARO, INC.
filed 2011-11-10
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2011
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
Yes ☐     No ☑
50,561,677 shares of common stock outstanding as of November 4, 2011

OCLARO, INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of October 1, 2011 and July 2, 2011	3

Condensed Consolidated Statements of Operations for the three months ended October 1, 2011 and October 2, 2010	4

Condensed Consolidated Statements of Cash Flows for the three months ended October 1, 2011 and October 2, 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	26

Item 6. Exhibits	42

Signature	43

Exhibit 10.3
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)
OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 1, 2011	July 2, 2011
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$51,051	$62,783
Restricted cash	631	574
Accounts receivable, net	81,219	82,868
Inventories	100,535	102,201
Prepaid expenses and other current assets	12,887	16,495

Total current assets	246,323	264,921

Property and equipment, net	69,470	69,374
Goodwill	10,904	10,904
Other intangible assets, net	18,919	19,698
Other non-current assets	13,964	10,277

Total assets	$359,580	$375,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,349	$66,179
Accrued expenses and other liabilities	47,111	60,703
Line of credit payable	19,500	—

Total current liabilities	117,960	126,882

Deferred gain on sale-leaseback	12,345	12,920
Other non-current liabilities	6,196	6,277

Total liabilities	136,501	146,079

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 90,000 shares authorized; 50,560 and 50,476 shares issued and outstanding at October 1, 2011 and July 2, 2011, respectively	506	505
Additional paid-in capital	1,322,663	1,313,931
Accumulated other comprehensive income	36,157	40,730
Accumulated deficit	(1,136,247)	(1,126,071)

Total stockholders’ equity	223,079	229,095

Total liabilities and stockholders’ equity	$359,580	$375,174

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	October 1,	October 2,
	2011	2010
	(Thousands, except per share amounts)
Revenues	$105,821	$121,347
Cost of revenues	81,788	86,521

Gross profit	24,033	34,826

Operating expenses:
Research and development	17,667	13,711
Selling, general and administrative	17,534	14,813
Amortization of intangible assets	726	619
Restructuring, acquisition and related costs	(1,765)	670
(Gain) loss on sale of property and equipment	60	(21)

Total operating expenses	34,222	29,792

Operating income (loss)	(10,189)	5,034
Other income (expense):
Interest income (expense), net	(157)	(566)
Gain (loss) on foreign currency translation	1,392	(3,587)

Total other income (expense)	1,235	(4,153)

Income (loss) before income taxes	(8,954)	881
Income tax provision	1,222	525

Net income (loss)	$(10,176)	$356

Net income (loss) per share:
Basic	$(0.21)	$0.01
Diluted	$(0.21)	$0.01
Shares used in computing net income (loss) per share:
Basic	49,448	48,115
Diluted	49,448	50,984
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	October 1,	October 2,
	2011	2010
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(10,176)	$356
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred gain on sale-leaseback	(228)	(231)
Depreciation and amortization	5,842	3,833
Adjustment in fair value of earnout obligation	(3,789)	—
Stock-based compensation expense	1,583	1,358
Other non-cash adjustments	60	(21)
Changes in operating assets and liabilities:
Accounts receivable, net	(435)	(583)
Inventories	(262)	(4,902)
Prepaid expenses and other current assets	(370)	(258)
Other non-current assets	(337)	86
Accounts payable	(13,833)	6,252

Accrued expenses and other liabilities	(1,564)	(6,896)

Net cash used in operating activities	(23,509)	(1,006)
Cash flows from investing activities:
Purchases of property and equipment	(6,220)	(6,882)
Proceeds from sales of property and equipment	—	21
Transfer from (to) restricted cash	(78)	1,696
Cash paid for acquisition	—	(10,482)

Net cash used in investing activities	(6,298)	(15,647)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	61	516
Proceeds from borrowings under line of credit	19,500	—

Net cash provided by financing activities	19,561	516

Effect of exchange rate on cash and cash equivalents	(1,486)	78
Net decrease in cash and cash equivalents	(11,732)	(16,059)
Cash and cash equivalents at beginning of period	62,783	107,176

Cash and cash equivalents at end of period	$51,051	$91,117

Supplemental disclosures of non-cash transactions:
Issuance of common stock to settle Xtellus escrow liability	$7,000	$—
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PREPARATION
Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Quarterly Report on Form 10-Q as “Oclaro,” “we,” “us” or “our.” The accompanying unaudited condensed consolidated financial statements of Oclaro as of October 1, 2011 and for the three months ended October 1, 2011 and October 2, 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (SEC) Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three months ended October 1, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2012.
The condensed consolidated balance sheet as of July 2, 2011 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended July 2, 2011 (2011 Form 10-K).
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These judgments can be subjective and complex, and consequently, actual results could differ materially from those estimates and assumptions. Descriptions of some of the key estimates and assumptions are included in our 2011 Form 10-K.
NOTE 2. RECENT ACCOUNTING STANDARDS
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-09, which updates Accounting Standards Codification (ASC) Subtopic 715-80, Compensation — Retirement Benefits — Multiemployer Plans, enhancing disclosures by requiring transparency about the nature of the commitments and risks involved in participating in multiemployer pension plans. We intend to adopt ASU No. 2011-09 on January 1, 2012, the first day of our third fiscal quarter. The adoption of this update is not expected to have a material effect on our condensed consolidated financial statements, but will require certain additional disclosures.
In September 2011, the FASB issued ASU No. 2011-08, which amends current guidance by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it should perform the two-step goodwill impairment test to calculate the fair value of a reporting unit. The update also provides additional examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We intend to adopt ASU No. 2011-08 on January 1, 2012, the first day of our third fiscal quarter. The adoption of this update is not expected to have a material effect on our condensed consolidated financial statements, but may impact amounts we record, if any, as goodwill impairment in the future.
In June 2011, the FASB issued ASU No. 2011-05, which amends current comprehensive income guidance. This update eliminates the option to present the components of other comprehensive income as part of our statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU No. 2011-05 will be effective for our fiscal year beginning July 1, 2013. The adoption of this update will not have an impact on our condensed consolidated financial statements as it only requires a change in the format of our current presentation.

In May 2011, the FASB issued ASU No. 2011-04, an amendment to ASC Topic 820, Fair Value Measurements, providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU No. 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the ASC Topic 820 disclosure requirements, particularly for Level 3 fair value measurements. This update will be effective for our fiscal quarter beginning January 1, 2012. The adoption of this update is not expected to have a material effect on our consolidated financial statements, but may require certain additional disclosures.
NOTE 3. FAIR VALUE
We define fair value as the estimated price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value measurements for assets and liabilities which are required to be recorded at fair value, we consider the principal or most advantageous market in which we would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. We apply the following fair value hierarchy, which ranks the quality and reliability of the information used to determine fair values:
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
Our cash equivalents and non-current marketable securities are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most marketable securities and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs are foreign currency forward exchange contracts. Such instruments are generally classified within Level 2 of the fair value hierarchy.
During the three months ended October 1, 2011, we have classified the earnout obligations arising from our acquisition of Mintera Corporation (Mintera) within Level 3 of the fair value hierarchy because their values were primarily derived from management estimates of future operating results. See Note 4, Business Combination, for additional details regarding these earnout obligations.
We have a defined benefit pension plan in Switzerland whose assets are classified within Level 1 of the fair value hierarchy for plan assets of cash, equity investments and fixed income investments, and Level 3 of the fair value hierarchy for plan assets of real estate and alternative investments. These pension plan assets are not reflected in the accompanying condensed consolidated balance sheets, and are thus not included in the following table.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at October 1, 2011:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents:
Money market funds	$19,734	$—	$—	$19,734
Prepaid expenses and other current assets:
Unrealized loss on currency instruments designated as cash flow hedges	—	(25)	—	(25)
Other non-current assets:
Marketable securities	158	—	—	158

Total assets measured at fair value	$19,892	$(25)	$—	$19,867

Liabilities:
Accrued expenses and other liabilities:
Earnout obligations for Mintera acquisition	$—	$—	$12,351	$12,351

Total liabilities measured at fair value	$—	$—	$12,351	$12,351

The following table provides details regarding the changes in assets and liabilities classified within Level 3 from July 2, 2011 to October 1, 2011:

Accrued Expenses
and Other Liabilities
(Thousands)
Balance at July 2, 2011	$16,140
Fair value adjustment to Mintera earnout obligations	(3,789)

Balance at October 1, 2011	$12,351

Derivative Financial Instruments
At the end of each accounting period, we mark-to-market all foreign currency forward exchange contracts that have been designated as cash flow hedges and changes in fair value are recorded in accumulated other comprehensive income until the underlying cash flow is settled and the contract is recognized in other income (expense) in our condensed consolidated statements of operations. As of October 1, 2011, we held 14 outstanding foreign currency forward exchange contracts to sell U.S. dollars and buy U.K. pounds sterling. All of these contracts have been designated as cash flow hedges. These contracts had an aggregate notional value of approximately $11.5 million of put and call options which expire, or expired, at various dates ranging from October 2011 through September 2012. To date, we have not entered into any such contracts for longer than 12 months and, accordingly, all amounts included in accumulated other comprehensive income as of October 1, 2011 will generally be reclassified into other income (expense) within the next 12 months. As of October 1, 2011, each of the 14 designated cash flow hedges was determined to be fully effective; therefore, we recorded an unrealized loss of $25,000 to accumulated other comprehensive income related to recording the fair value of these foreign currency forward exchange contracts for accounting purposes.

NOTE 4. BUSINESS COMBINATION
Acquisition of Mintera
On July 21, 2010, we acquired Mintera, a privately-held company providing high-performance optical transport sub-systems solutions. For accounting purposes, the total fair value of consideration given in connection with the acquisition of Mintera was $25.6 million, which we allocated to the assets acquired and liabilities assumed as of the acquisition date based on their estimated fair values. This acquisition is more fully discussed in Note 3, Business Combinations, to our consolidated financial statements included in our 2011 Form 10-K.
Under the terms of this agreement, we agreed to pay certain revenue-based consideration, whereby former security holders of Mintera are entitled to receive up to $20.0 million, determined based on a set of sliding scale formulas, to the extent revenue from Mintera products was more than $29.0 million in the 12 months following the acquisition and/or is more than $40.0 million in the 18 months following the acquisition. The earnout consideration is payable in cash or, at our option, newly issued shares of our common stock, or a combination of cash and stock. During the three months ended October 1, 2011, we reviewed the fair value of these obligations and determined that their fair value decreased by $3.8 million based on revised estimates of revenues from Mintera products. This $3.8 million decrease in fair value was recorded as a decrease in restructuring, acquisition and related expenses in the condensed consolidated statement of operations for the three months ended October 1, 2011. During the three months ended October 2, 2010, we recorded $0.2 million in interest expense related to these obligations.
Based on sales in the 12 month period following the acquisition, earnout consideration of $3.3 million became payable for the 12 month obligation during the three months ended October 1, 2011. This amount has been recorded in accrued expenses and other liabilities in our condensed consolidated balance sheet at October 1, 2011. On October 21, 2011, we paid $0.5 million in cash and issued 0.8 million shares of our common stock valued at $2.8 million to settle the 12 month obligation. See Note 15, Subsequent Events.
At October 1, 2011, the estimated fair value of the 18 month obligation of $9.0 million was determined using management estimates of the total amounts expected to be paid based on estimated future operating results, discounted to present value using our incremental borrowing cost. This amount has been recorded, along with accrued interest, in accrued expenses and other liabilities in our condensed consolidated balance sheet at October 1, 2011. The 18 month obligation is payable in April 2012.
NOTE 5. BALANCE SHEET DETAILS
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	October 1, 2011	July 2, 2011
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$31,317	$42,585
Money market funds	19,734	20,198

	$51,051	$62,783

The following table provides details regarding our inventories at the dates indicated:

	October 1, 2011	July 2, 2011
	(Thousands)
Inventories:
Raw materials	$39,093	$38,863
Work-in-process	38,884	37,084
Finished goods	22,558	26,254

	$100,535	$102,201

The following table provides details regarding our property and equipment, net at the dates indicated:

	October 1, 2011	July 2, 2011
	(Thousands)
Property and equipment, net:
Buildings	$17,513	$17,640
Plant and machinery	154,647	149,120
Fixtures, fittings and equipment	1,779	1,802
Computer equipment	15,467	14,235

	189,406	182,797
Less: Accumulated depreciation	(119,936)	(113,423)

	$69,470	$69,374

The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	October 1, 2011	July 2, 2011
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$3,386	$6,241
Compensation and benefits related accruals	8,958	11,097
Earnout obligations for Mintera acquisition	12,351	16,140
Escrow liability for Xtellus acquisition	—	7,000
Warranty accrual	2,312	2,175
Other accruals	20,104	18,050

	$47,111	$60,703

The following table presents the components of accumulated other comprehensive income at the dates indicated:

	October 1, 2011	July 2, 2011
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$39,050	$43,536
Unrealized gain (loss) on currency instruments designated as cash flow hedges	(25)	54
Unrealized loss on marketable securities	(147)	(139)
Adjustment for Swiss defined benefit plan	(2,721)	(2,721)

	$36,157	$40,730

NOTE 6. CREDIT AGREEMENT
On July 26, 2011, Oclaro Technology Ltd., as “Borrower,” and Oclaro, Inc., as “Parent,” entered into an amendment and restatement to our existing senior secured credit facility (the Credit Agreement) with Wells Fargo Capital Finance, Inc. and other lenders, increasing the facility size from $25 million to $45 million and extending the term thereof to August 1, 2014. This Credit Agreement is more fully discussed in Note 6, Credit Agreement, and Note 16, Subsequent Event, to our consolidated financial statements included in our 2011 Form 10-K.
As of October 1, 2011 there was $19.5 million outstanding under the Credit Agreement at an average interest rate of 3.24% and we were in compliance with all covenants. As of July 2, 2011, there were no amounts outstanding under the Credit Agreement. At October 1, 2011 and July 2, 2011, there were $0.1 million and $1.1 million, respectively, in outstanding standby letters of credit secured under the Credit Agreement. These letters of credit expire at various intervals through April 2014.

NOTE 7. POST-RETIREMENT BENEFITS
We have a pension plan covering employees of our Swiss subsidiary (the Swiss Plan). Net periodic pension costs associated with our Swiss Plan for the three months ended October 1, 2011 and October 2, 2010 included the following:

	Three Months Ended
	October 1,	October 2,
	2011	2010
	(Thousands)
Service cost	$628	$419
Interest cost	215	176
Expected return on plan assets	(281)	(232)

Net periodic pension costs	$562	$363

During the three months ended October 1, 2011 and October 2, 2010, we contributed $0.3 million and $0.4 million, respectively, to our Swiss Plan. We currently anticipate contributing an additional $0.9 million to this pension plan during the remainder of fiscal year 2012.
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
The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended
	October 1,	October 2,
	2011	2010
	(Thousands)
Warranty provision — beginning of period	$2,175	$2,437
Warranties assumed in acquisitions	—	357
Warranties issued	677	432
Warranties utilized or expired	(490)	(564)
Currency translation adjustment	(50)	74

Warranty provision — end of period	$2,312	$2,736

Litigation
On June 26, 2001, the first of a number of securities class actions was filed in the United States District Court for the Southern District of New York against New Focus, Inc., now known as Oclaro Photonics, Inc. (New Focus), certain of our officers and directors, and certain underwriters for New Focus’ initial and secondary public offerings. A consolidated amended class action complaint, captioned In re New Focus, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 5822, was filed on April 20, 2002. The complaint generally alleges that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in New Focus’ initial public offering and seeks unspecified damages for claims under the Exchange Act on behalf of a purported class of purchasers of common stock from May 17, 2000 to December 6, 2000.
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
On December 6, 2010, a bankruptcy preferential transfer avoidance action was filed by Nortel Networks Inc. (Nortel) et al. against Oclaro Technology Ltd. (formerly Bookham Technology Plc.) and Oclaro (North America), Inc. (formerly Avanex Corporation) in the United States Bankruptcy Court for the District of Delaware, Adversary Proceeding No. 10-55919-KG. The complaint alleges, among other things, that Nortel Networks Inc., and/or its affiliated debtors in the Chapter 11 bankruptcy cases also pending before the Delaware Bankruptcy Court (Jointly Administered Case No. 09-10138-KG), made at least $4,593,152 in preferential transfers to the defendants’ predecessors, Bookham Technology Plc. and Avanex Corporation, in the 90 days prior to the commencement of the Nortel Chapter 11 bankruptcy cases on January 14, 2009. Pursuant to a settlement agreement dated October 6, 2011, Oclaro Technology Ltd. and Oclaro (North America), Inc. settled the preference-related claims with Nortel Networks Inc. without any cash payment by Oclaro Technology Ltd. or Oclaro (North America), Inc.. The settlement agreement is subject to approval by the Delaware Bankruptcy Court, and the hearing to approve the settlement agreement is currently scheduled for November 29, 2011.
On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (Pension Fund) as lead plaintiff for the putative class. On October 27, 2011, the Pension Fund filed an Amended Complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that defendants issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. Discovery has not commenced, and no trial has been scheduled in this action. We intend to defend this litigation vigorously.

On June 10, 2011, a purported shareholder, Stanley Moskal, filed a purported derivative action in the Superior Court for the State of California, County of Santa Clara, against us, as nominal defendant, and certain of our current and former officers and directors, as defendants. The case is styled Moskal v. Couder, No. 1:11 CV 202880 (Santa Clara County Super. Ct. filed June 10, 2011). Four other purported shareholders, Matteo Guindani, Jermaine Coney, Jefferson Braman and Toby Aguilar, separately filed substantially similar lawsuits in the United States District Court for the Northern District of California on June 27, June 28, July 7 and July 26, 2011, respectively. By Order dated September 14, 2011, the Guindani, Coney, and Braman actions were consolidated under In re Oclaro, Inc. Derivative Litigation, Lead Case No. 11 Civ. 3176 EMC. On October 5, 2011, the Aguilar action was voluntarily dismissed. Each remaining purported derivative complaint alleges that Oclaro has been, or will be, damaged by the actions alleged in the Westley complaint, and the litigation of the Westley action, and any damages or settlement paid in the Westley action. Each purported derivative complaint alleges counts for breaches of fiduciary duty, waste, and unjust enrichment. Each purported derivative complaint seeks damages and costs of an unspecified amount, as well as injunctive relief. Discovery has not commenced, and no trial has been scheduled in any of these actions.
NOTE 9. STOCKHOLDERS’ EQUITY
Comprehensive Income
For the three months ended October 1, 2011 and October 2, 2010, comprehensive income is primarily comprised of our net income, changes in the unrealized gain (loss) on currency instruments designated as cash flow hedges, unrealized loss on short-term investments and currency translation adjustments. The components of comprehensive income were as follows for the periods indicated:

	Three Months Ended
	October 1,	October 2,
	2011	2010
	(Thousands)
Net income (loss)	$(10,176)	$356
Other comprehensive income (loss):
Currency translation adjustments	(4,486)	5,613
Unrealized gain (loss) on currency instruments designated as cash flow hedges	(79)	323
Unrealized loss on marketable securities	(8)	—

Comprehensive income (loss)	$(14,749)	$6,292

Warrants
The following table summarizes activity relating to warrants to purchase our common stock:

		Weighted-
	Warrants	Average
	Outstanding	Exercise Price
	(Thousands)
Balance at July 2, 2011	1,398	$16.18
Expired on September 1, 2011	(580)	20.00

Balance at October 1, 2011	818	$13.48

Common Stock
On December 17, 2009, we acquired Xtellus, Inc. (Xtellus). As part of the consideration, we were obligated to pay $7.0 million in consideration to the former Xtellus stockholders after an 18 month escrow period. In the fiscal quarter ended January 2, 2010, we issued approximately 1.0 million shares of our common stock into a third-party escrow account to secure this obligation.

During the quarter ended October 1, 2011, we settled the $7.0 million liability with the former Xtellus stockholders by transferring approximately 0.9 million shares of common stock held in escrow, valued at $7.0 million, to the former Xtellus stockholders. The transfer of the shares resulted in a $7.0 million increase to our additional paid-in capital and a $7.0 million decrease in our accrued expenses and other liabilities within our condensed consolidated balance sheet at October 1, 2011. The balance of 0.1 million shares of common stock held in escrow was returned to us, retired and returned to the status of authorized but unissued common stock in September 2011.
NOTE 10. EMPLOYEE STOCK PLANS
We currently maintain the Amended and Restated 2004 Stock Incentive Plan (“Plan”). Under the Plan, there are a total of 7.8 million shares of common stock authorized for issuance, with full value awards being counted as 1.25 shares of common stock for purposes of the share limit. The Plan expires in October 2020.
As of October 1, 2011, there were approximately 2.7 million shares of our common stock available for grant under the Plan. We generally grant stock options that vest over a four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors.
In July 2011, our board of directors approved the grant of 0.2 million performance stock units (PSUs) to certain executive officers with an aggregate estimated grant date fair value of $0.9 million. These PSUs vest upon the achievement of certain revenue growth targets through June 30, 2013, relative to certain comparable companies. Vesting is also contingent upon service conditions being met through August 2015. If the performance conditions are not achieved, then the corresponding PSUs will be forfeited in the first quarter of fiscal year 2014.
The following table summarizes the combined activity under all of our equity incentive plans for the three months ended October 1, 2011:

	Shares	Stock	Weighted-	Restricted Stock	Weighted-
	Available	Options	Average	Awards / Units	Average Grant
	For Grant	Outstanding	Exercise Price	Outstanding	Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at July 2, 2011	3,727	3,350	$9.38	799	$10.15
Granted	(906)	359	4.37	438	4.35
Granted — performance stock units	(250)	—	—	200	4.33
Exercised or released	—	(23)	2.65	(125)	11.88
Cancelled or forfeited	82	(150)	17.09	(37)	10.01

Balances at October 1, 2011	2,653	3,536	8.93	1,275	7.13

Supplemental disclosure information about our stock options outstanding as of October 1, 2011 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(Thousands)		(Years)	(Thousands)
Options exercisable at October 1, 2011	1,738	$9.97	6.4	$640
Options outstanding at October 1, 2011	3,536	$8.93	7.5	972
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $3.64 on September 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date (our closing stock price was $4.37 on November 4, 2011). There were approximately 0.6 million shares of common stock subject to in-the-money options which were exercisable as of October 1, 2011. We settle employee stock option exercises with newly issued shares of common stock.

NOTE 11. STOCK-BASED COMPENSATION
We recognize compensation expense in our statement of operations related to all share-based awards, including grants of stock options, based on the grant date fair value of such share-based awards. Estimating the grant date fair value of such share-based awards requires us to make judgments in the determination of inputs into the Black-Scholes stock option pricing model which we use to arrive at an estimate of the grant date fair value for such awards. The assumptions used in this model to value stock option grants for the three months ended October 1, 2011 and October 2, 2010 were as follows:

	Three Months Ended
	October 1,	October 2,
	2011	2010
Expected life	4.8 years	4.5 years
Risk-free interest rate	1.0%	1.3%
Volatility	92.8%	96.6%
Dividend yield	—	—
The amounts included in cost of revenues and operating expenses for stock-based compensation for the three months ended October 1, 2011 and October 2, 2010 were as follows:

	Three Months Ended
	October 1,	October 2,
	2011	2010
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$309	$310
Research and development	367	318
Selling, general and administrative	907	730

	$1,583	$1,358

Stock-based compensation by type of award:
Stock options	$884	$763
Restricted stock awards	788	642
Inventory adjustment to cost of revenues	(89)	(47)

	$1,583	$1,358

As of October 1, 2011 and July 2, 2011, we had capitalized approximately $0.5 million and $0.4 million, respectively, of stock-based compensation as inventory.
Included in stock-based compensation for the three months ended October 1, 2011, is approximately $27,000 in compensation cost related to the issuance of PSUs. As of October 1, 2011, we have determined that the achievement of the performance conditions associated with the PSUs is probable at the 100 percent target level. The amount of stock-based compensation expense recognized in any one period can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
NOTE 12. INCOME TAXES
The total amount of our unrecognized tax benefits as of October 1, 2011 and July 2, 2011 were approximately $6.9 million. For the three months ended October 1, 2011, we had $1.8 million in unrecognized tax benefits that, if recognized, would affect our effective tax rate. We are currently under tax audit in France and the United States. We believe that an adequate provision has been made for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with our expectations, we could be required to adjust our income tax provision in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.

NOTE 13. NET INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	October 1,	October 2,
	2011	2010
	(Thousands,except per share amounts)
Net income (loss)	$(10,176)	$356

Weighted-average shares — basic	49,448	48,115
Effect of dilutive potential common shares from:
Stock options	—	1,657
Restricted stock awards	—	770
Obligations under escrow agreement	—	442

Weighted-average shares — diluted	49,448	50,984

Net income (loss) per share — basic	$(0.21)	$0.01
Net income (loss) per share — diluted	$(0.21)	$0.01
Basic net income per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and obligations under escrow agreements during such period.
For the three months ended October 1, 2011 and October 2, 2010, respectively, we excluded 4.6 million and 1.8 million of outstanding stock options, warrants and unvested restricted stock awards from the calculation of diluted net income per share because their effect would have been anti-dilutive.
NOTE 14. GEOGRAPHIC AND CUSTOMER CONCENTRATION INFORMATION
Geographic Information
The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended
	October 1,	October 2,
	2011	2010
	(Thousands)
United States	$16,902	$19,664
Canada	5,909	3,401
Europe	26,294	35,424
Asia	49,306	54,329
Rest of world	7,410	8,529

	$105,821	$121,347

Significant Customers and Concentration of Credit Risk
For the three months ended October 1, 2011, Huawei Technologies Co., Ltd. (Huawei) accounted for 13 percent, Cisco Systems, Inc. accounted for 11 percent, Fujitsu Limited accounted for 11 percent and Alcatel-Lucent accounted for 10 percent of our revenues. For the three months ended October 2, 2010, Huawei accounted for 15 percent and Alcatel-Lucent accounted for 13 percent of our revenues.
As of October 1, 2011, Alcatel-Lucent accounted for 15 percent and Huawei accounted for 13 percent of our accounts receivable. As of July 2, 2011, no customer accounted for 10 percent or more of our accounts receivable.
NOTE 15. SUBSEQUENT EVENTS
In connection with our July 2010 acquisition of Mintera, on October 21, 2011 we paid $0.5 million in cash and issued 0.8 million shares of our common stock valued at $2.8 million to settle the 12 month earnout obligation. See Note 4, Business Combination.
On October 22, 2011, Fabrinet, our primary contract manufacturer, announced that, as a result of the flooding in Thailand, it has suspended operations at two factories located in Chokchai and Pinehurst. Fabrinet manufactures approximately 30 percent of our total finished goods in these factories. Subsequently, on October 24, Fabrinet announced its Chokchai factory suffered extensive flood damage and is now largely inaccessible due to high water levels inside and surrounding the manufacturing facility. Although our management cannot yet quantify the possible impact of the flooding in Thailand on our business, it is likely that the supply disruption will materially and adversely affect our results of operations, including our revenue, for at least the next two fiscal quarters. Our current evaluation is that revenues for the second quarter of fiscal 2012 could be $25 million to $30 million less as a result of this disruption than would otherwise be expected. While we maintain both property and business interruption insurance coverage, there can be no assurance as to the extent or timing of insurance recoveries.
On October 26, 2011, our 2011 Employee Stock Purchase Plan (ESPP) was approved by our stockholders. Under the ESPP, we have reserved 1.7 million shares of our common stock for issuance. The ESPP will be effective on a date determined by our board of directors within 12 months following stockholder approval.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target” and other words of similar meaning in connection with discussion of future operating or financial performance. These forward-looking statements include statements concerning (i) potential future financial results, (ii) the impact of acquisitions on our financial performance, including without limitation, accretion or dilution, gross margin, operating income and cash usage, (iii) future expense levels and sources for improvement of gross margin and operating expenses, including supply chain synergies, optimizing mix of product offerings, transition to higher margin product offerings and benefits of combined research and development and sales organizations, (iv) the expected financial opportunities after mergers or acquisitions and the expected synergies related thereto, (v) opportunities to grow in adjacent markets, (vi) our organizational restructuring with the formation of two new business units focused on photonic components and optical networks solutions, (vii) the potential impact of the flooding in Thailand on our product supply and on results of operations (viii) the potential outsourcing of our Shenzhen assembly and test operations to a major contract manufacturer and the expected proceeds to us from such transaction, and the entrance into a supply agreement in connection with such transaction, and (ix) the assumptions underlying such statements. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements including (i) the impact to our operations and financial condition attributable to the flooding in Thailand, (ii) our inability to reach final terms, enter into a definitive agreement or consummate the outsourcing of our Shenzhen assembly and test operations to a major contract manufacturer (and no guarantee can be provided that such transaction will occur, the supply agreement will result in the benefits that we expect or the transaction will result in us receiving the anticipated cash proceeds and the timing of receipt of such proceeds), (iii) the impact of continued uncertainty in world financial markets and any resulting or other reduction in demand for our products, (iv) our ability to maintain our gross margin, (v) our ability to respond to evolving technologies and customer requirements, (vi) our ability to develop and commercialize new products in a timely manner, (vii) our ability to protect our intellectual property rights and the resolution of allegations that we infringe the intellectual property rights of others, (viii) our dependence on a limited number of customers for a significant percentage of our revenues, (ix) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do, (x) the effect of fluctuating product mix, currency prices and consumer demand on our financial results, (xi) our performance following the closing of acquisitions, (xii) our potential inability to realize the expected benefits and synergies from our acquisitions, (xiii) increased costs related to downsizing and compliance with regulatory requirements in connection with such downsizing, (xiv) the impact of events beyond our control such as natural disasters, including additional information that will become available in the future regarding the impact of the flooding in Thailand on our results of operations, and political unrest, (xv) the outcome of our currently pending litigation and future litigation that may be brought by or against us, (xvi) the potential lack of availability of credit or opportunity for equity-based financing and (xvii) the risks associated with our international operations. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.
OVERVIEW
We are a leading provider of high-performance core optical network components, modules and subsystems to global telecommunications (telecom) equipment manufacturers. We leverage our proprietary core technologies and vertically integrated product development to provide our customers with cost-effective and innovative optical solutions in metro and long-haul network applications. In addition, we utilize our optical expertise to address new and emerging optical product opportunities in selective non-telecom markets, such as materials processing, consumer, medical, industrial, printing and biotechnology. In all markets, our approach is to offer a differentiated solution that is designed to make it easier for our customers to do business by combining optical technology innovation, photonic integration, and a vertically integrated approach to manufacturing and product development.

RECENT DEVELOPMENTS
On October 22, 2011, Fabrinet, our primary contract manufacturer, announced that, as a result of the flooding in Thailand, it has suspended operation at two factories located in Chokchai and Pinehurst. Fabrinet manufactures approximately 30 percent of our total finished goods in these factories. As a result, we immediately began to deploy our contingency planning to assess alternative manufacturing options. Subsequently, on October 24, Fabrinet announced its Chokchai factory suffered extensive flood damage and is now largely inaccessible due to high water levels inside and surrounding the manufacturing facility. Our assessment of the damage to equipment and inventory on site is affected by the limited site accessibility at this time. Our and Fabrinet’s management teams are actively investigating alternative production locations and have enacted business continuity plans. Fabrinet’s Pinehurst facility remains secure from flood water at this time, but remains closed. Shipments continue from our Shenzhen, China manufacturing facility, and other locations which account for approximately 70 percent of our finished goods output. However, we are still evaluating the broader supply chain implications of the flooding in Thailand across our entire manufacturing operations. Although our management cannot yet quantify the possible impact of the flooding in Thailand on our business, it is likely that the supply disruption will materially and adversely affect our results of operations, including our revenue, for at least the next two fiscal quarters. Our current evaluation is that revenues for the second quarter of fiscal 2012 could be $25 million to $30 million less as a result of this disruption than would otherwise be expected. There is no assurance that the disruption in our second quarter fiscal 2012 revenues will be limited to this range, nor can it be assured that the adverse impact will be limited to the next two fiscal quarters. In addition, certain of our customers may seek alternative sources of supply if we are unable to meet their supply needs as a result of the flooding in Thailand. While we believe our insurance coverage, both property and business interruption, will mitigate a portion of the adverse impact, there can be no assurance as to the extent or timing of insurance recoveries.
We are currently in negotiations to outsource our Shenzhen assembly and test operations to a major contract manufacturer in a transaction which we expect could generate $30 million to $40 million in net cash proceeds in our third fiscal quarter of 2012, with potential additional consideration to be received in the future, and would include a long term supply agreement with the contract manufacturer. We are also evaluating selling our building in Shenzhen. No guarantee can be provided that such transactions will occur, the supply agreement will result in the benefits that we expect or the transactions will result in us receiving the anticipated cash proceeds and the timing of receipt of such proceeds.
RESULTS OF OPERATIONS
The following tables set forth our condensed consolidated results of operations for the three month periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	October 1,2011		October 2, 2010		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$105,821	100.0	$121,347	100.0	$(15,526)	(12.8)
Cost of revenues	81,788	77.3	86,521	71.3	(4,733)	(5.5)

Gross profit	24,033	22.7	34,826	28.7	(10,793)	(31.0)

Operating expenses:
Research and development	17,667	16.7	13,711	11.3	3,956	28.9
Selling, general and administrative	17,534	16.6	14,813	12.2	2,721	18.4
Amortization of intangible assets	726	0.7	619	0.5	107	17.3
Restructuring, acquisition and related costs	(1,765)	(1.7)	670	0.6	(2,435)	n/m	(1)
(Gain) loss on sale of property and equipment	60	—	(21)	—	81	n/m	(1)

Total operating expenses	34,222	32.3	29,792	24.6	4,430	14.9

Operating income (loss)	(10,189)	(9.6)	5,034	4.1	(15,223)	n/m	(1)
Other income (expense):
Interest income (expense), net	(157)	(0.1)	(566)	(0.5)	409	(72.3)
Gain (loss) on foreign currency translation	1,392	1.3	(3,587)	(2.9)	4,979	n/m	(1)

Total other income (expense)	1,235	1.2	(4,153)	(3.4)	5,388	n/m	(1)

Income (loss) before income taxes	(8,954)	(8.4)	881	0.7	(9,835)	n/m	(1)
Income tax provision	1,222	1.2	525	0.4	697	132.8

Net income (loss)	$(10,176)	(9.6)	$356	0.3	$(10,532)	n/m	(1)

(1)	Not meaningful.

Revenues
Revenues for the three months ended October 1, 2011 decreased by $15.5 million, or 13 percent, compared to the three months ended October 2, 2010. The decrease was primarily due to inventory corrections and a decrease in demand in our telecommunications related markets, largely associated with uncertain global macroeconomic conditions. See "Recent Developments" for a discussion of the impact on our future results of operations as a result of the flooding in Thailand.
For the three months ended October 1, 2011, Huawei Technologies Co., Ltd. (Huawei) accounted for $13.3 million, or 13 percent, of our revenues; Cisco Systems, Inc. accounted for $11.6 million, or 11 percent, of our revenues; Fujitsu Limited accounted for $11.4 million, or 11 percent, of our revenues; and Alcatel-Lucent accounted for $10.5 million, or 10 percent of our revenues. For the three months ended October 2, 2010, Huawei accounted for $18.3 million, or 15 percent, of our revenues and Alcatel-Lucent accounted for $16.0 million, or 13 percent, of our revenues.
Cost of Revenues
Our cost of revenues for the three months ended October 1, 2011 decreased by $4.7 million, or 5 percent, from the three months ended October 2, 2010. The decrease was primarily related to reduced costs associated with lower volumes of revenue.
Gross Profit
Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues. Our gross margin rate decreased to 23 percent for the three months ended October 1, 2011, compared to 29 percent for the three months ended October 2, 2010. The decrease in gross margin rate was primarily due to the impact of our fixed costs on lower revenues, centered around a lower mix of relatively higher margin 10 G/bps transmission products, a higher mix of less mature 40 G/bps transmission products that are not yet margin optimized, and a $1.5 million increase in depreciation expense. Our gross profit was also favorably impacted by approximately $1.8 million as a result of the U.K. pound sterling and the Swiss franc weakening relative to the U.S. dollar.
Research and Development Expenses
Research and development expenses increased to $17.7 million for the three months ended October 1, 2011 from $13.7 million for the three months ended October 2, 2010. The increase was primarily due to increased investment in research and development resources, primarily personnel-related. Personnel-related costs increased to $10.5 million for the three months ended October 1, 2011, compared with $8.2 million for the three months ended October 2, 2010. Other costs, including the costs of design tools and facilities-related costs increased to $7.2 million for the three months ended October 1, 2011, compared with $5.5 million for the three months ended October 2, 2010. Research and development expenses were favorably impacted by approximately $0.6 million as a result of the U.K. pound sterling and the Swiss franc weakening relative to the U.S. dollar.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $17.5 million for the three months ended October 1, 2011, from $14.8 million for the three months ended October 2, 2010. Personnel-related costs increased to $10.0 million for the three months ended October 1, 2011, compared with $7.8 million for the three months ended October 2, 2010. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, increased to $7.5 million for the three months ended October 1, 2011, compared with $7.0 million for the three months ended October 2, 2010. Selling, general and administrative expenses were favorably impacted by approximately $0.6 million as a result of the U.K. pound sterling and the Swiss franc weakening relative to the U.S. dollar.
Restructuring, Acquisition and Related Costs
During each of the three months ended October 1, 2011 and October 2, 2010, we accrued $0.6 million in employee separation costs related to previously announced restructuring plans. We also incurred $1.1 million of expenses during the three months ended October 1, 2011 in external consulting charges associated with the next phase of our optimization of past acquisitions as we focus on the associated infrastructure and processes required to support sustainable growth.

During the three months ended October 1, 2011, we reviewed the fair value of certain remaining earnout obligations arising from the acquisition of Mintera Corporation (Mintera) and determined that their fair value decreased by $3.8 million based on revised estimates of revenues from Mintera products. This $3.8 million decrease in fair value was recorded as a decrease in restructuring, acquisition and related expenses in the first quarter of fiscal year 2012.
Other Income (Expense)
Other income (expense) for the three months ended October 1, 2011 was $1.2 million in income, an increase of $5.4 million from an expense of $4.2 million for the three months ended October 2, 2010. This increase was primarily due to recording income of $2.3 million from the re-measurement of short-term receivables and payables among certain of our wholly-owned international subsidiaries for fluctuations in the U.S. dollar relative to our other local functional currencies during the three months ended October 1, 2011, as compared to a $2.3 million expense for the three months ended October 2, 2010. In addition, there was also a $0.5 million decrease in interest expense, which related to reduced interest expense related to liabilities recognized in the acquisitions of Xtellus, Inc. (Xtellus) and Mintera.
Income Tax Provision (Benefit)
For the three months ended October 1, 2011 and October 2, 2010, our income tax provisions of $1.2 million and $0.5 million, respectively, primarily related to our foreign operations.
In the fourth quarter of fiscal year 2010, we determined that it is more-likely-than-not that we will utilize net operating losses in one of our foreign jurisdictions due to current earnings and projections of future profitability. Accordingly, we released $1.3 million of our valuation allowance against $1.3 million of previously unrecognized deferred tax assets during the fourth quarter of fiscal year 2010. This amount represented the entire remaining deferred tax asset related to the accumulated net operating losses of the foreign jurisdiction. Due to the uncertainty surrounding the realization of the tax attributes in other jurisdictions, we have recorded a full valuation allowance against our remaining foreign and domestic deferred tax assets as of October 1, 2011.
RECENT ACCOUNTING STANDARDS
See Note 2, Recent Accounting Standards, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding the effect of new accounting pronouncements on our condensed consolidated financial statements.
APPLICATION OF CRITICAL ACCOUNTING POLICIES
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements contained elsewhere in this Quarterly Report on Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of our financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses and other financial information. Actual results may differ significantly from those based on our estimates and judgments or could be materially different if we used different assumptions, estimates or conditions. In addition, our financial condition and results of operations could vary due to a change in the application of a particular accounting policy.
We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended July 2, 2011 (2011 Form 10-K) related to revenue recognition and sales returns, inventory valuation, business combinations, impairment of goodwill and other intangible assets, accounting for share-based payments and income taxes. It is important that the discussion of our operating results be read in conjunction with the critical accounting policies discussed in our 2011 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operating Activities
Net cash used by operating activities for the three months ended October 1, 2011 was $23.5 million, primarily resulting from a net loss of $10.2 million and a $16.8 million decrease in cash due to changes in operating assets and liabilities, partially offset by non-cash adjustments of $3.5 million. The $16.8 million decrease in cash due to changes in operating assets and liabilities was comprised of a $13.8 million decrease in accounts payable, $1.6 million decrease in accrued expenses and other liabilities, a $0.4 million increase in accounts receivable, a $0.4 million increase in prepaid expense and other current assets, a $0.3 million increase in other non-current assets, and a $0.3 million increase in inventory. The $3.5 million increase in cash resulting from non-cash adjustments primarily consisted of $5.8 million of expense related to depreciation and amortization and $1.6 million of expense related to stock-based compensation, offset in part by $3.8 million due to the revaluation of the Mintera earnout liability and $0.2 million from the amortization of deferred gain from a sales-leaseback transaction.
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
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended October 1, 2011 was $6.3 million, primarily consisting of $6.2 million used in capital expenditures and a $0.1 million increase in restricted cash related to contractual commitments.
Net cash used in investing activities for the three months ended October 2, 2010 was $15.6 million, primarily consisting of $10.5 million used in the acquisition of Mintera and $6.9 million used in capital expenditures, which were partially offset by a reduction of $1.7 million in restricted cash related to a facility lease from which we exited during the quarter.
Cash Flows from Financing Activities
Net cash provided by financing activities of $19.6 million for the three months ended October 1, 2011 primarily consisted of $19.5 million in borrowings under our revolving credit facility and $0.1 million in proceeds from the issuance of common stock through stock option exercises.
Net cash provided by financing activities of $0.5 million for the three months ended October 2, 2010 primarily resulted from $0.3 million in additional proceeds related to our May 2010 follow-on stock offering and $0.2 million received from the issuance of common stock through stock option exercises.
Effect of Exchange Rates on Cash and Cash Equivalents for the Three Months Ended October 1, 2011 and October 2, 2010
The effect of exchange rates on cash and cash equivalents for the three months ended October 1, 2011 was a decrease of $1.5 million, primarily consisting of $0.9 million in net loss due to the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries and from a loss of approximately $0.6 million related to the revaluation of U.S. dollar denominated operating intercompany balances on the books of our subsidiaries.
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

Credit Facility
As of October 1, 2011, we had a $45.0 million senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders (the Credit Agreement) with an expiration date of August 1, 2014. See Note 6, Credit Facility, for additional information regarding this credit facility. As of October 1, 2011 there was $19.5 million outstanding under the Credit Agreement and we were in compliance with all covenants. As of July 2, 2011, there were no amounts outstanding under the Credit Agreement. At October 1, 2011 and July 2, 2011, there were $0.1 million and $1.1 million, respectively, in outstanding standby letters of credit secured under the Credit Agreement. These letters of credit expire at various intervals through April 2014.
Future Cash Requirements
As of October 1, 2011, we held $51.1 million in cash and cash equivalents and $0.6 million in restricted cash. In the future, in order to strengthen our financial position, in the event of unforeseen circumstances, in the event we need to fund our growth in future financial periods, or in the event insurance proceeds are not sufficient or timely enough to offset our expenses or lost revenue associated with the Thailand floods, we may need to raise additional funds by any one or a combination of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all. We are currently in negotiations to outsource our Shenzhen assembly and test operations to a major contract manufacturer, in a transaction which we expect could generate $30 million to $40 million in proceeds in our third fiscal quarter of 2012, with potential additional consideration to be received in the future, and would include a long term supply agreement with the contract manufacturer. We are also evaluating selling our building in Shenzhen. We also expect to receive advance payments under insurance coverage associated with the Thailand flooding, although neither the amounts nor the timing of such payments can be reasonably estimated at this time.
From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses, such as our merger with Avanex, our acquisitions of Xtellus and Mintera, and our exchange of assets agreement with Newport. We continue to consider potential acquisition candidates. Any such transactions could result in us issuing a significant number of new equity or debt securities (including promissory notes), the incurrence or assumption of debt, and the utilization of our cash and cash equivalents. We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity securities and/or borrowings. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.
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
We also have indemnification clauses in various contracts that we enter into in the normal course of business, such as indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing our products should such products infringe the intellectual property rights of a third party. We have not historically paid out any material amounts related to these indemnifications; therefore, no accrual has been made for these indemnifications.
Other than as set forth above, we are not currently party to any material off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
We finance our operations through a mixture of the issuance of equity securities, finance leases, working capital and by drawing on our Credit Agreement. Our primary exposure to interest rate fluctuations is on our cash deposits and for amounts borrowed under our Credit Agreement. As of October 1, 2011, we had $19.5 million in outstanding borrowings at an average interest rate of 3.25% and $0.1 million in outstanding standby letters of credit secured under our Credit Agreement. An increase in our average interest rate on our Credit Agreement of 1.0% would increase our annual interest expense by $0.2 million.
We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is generally invested in short-term deposits with banks accessible within one day’s notice and invested in overnight money market accounts. We believe our interest rate risk is immaterial.
FOREIGN CURRENCY
As our business has grown and become multinational in scope, we have become increasingly subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. In the future we expect that a majority of our revenues will be denominated in U.S. dollars, while a significant portion of our expenses will be denominated in U.K. pounds sterling and the Swiss franc. Fluctuations in the exchange rate between the U.S. dollar, the U.K. pound sterling and the Swiss franc and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese yuan, the Korean won, the Israeli shekel and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen and Shanghai, China; Daejeon, South Korea; Jerusalem, Israel and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.
As of October 1, 2011, our U.K. subsidiary had $53.0 million, net, in U.S. dollar denominated operating intercompany payables and $65.1 million in U.S. dollar denominated net accounts receivable related to sales to external customers. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $1.3 million (U.S. dollar strengthening), or a loss of $1.3 million (U.S. dollar weakening) on the translation of these receivables, which would be recorded as gain (loss) on foreign exchange in our condensed consolidated statement of operations.
HEDGING PROGRAM
We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to fluctuations between the U.S. dollar and the U.K. pound sterling. We do not currently hedge our exposure to the Chinese yuan, the Korean won, the Israeli shekel, the Swiss franc or the Euro, but we may in the future if conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of October 1, 2011, we held 14 outstanding foreign currency forward exchange contracts with a notional value of $11.5 million which include put and call options which expire, or expired, at various dates from October 2011 to September 2012 and we have recorded an unrealized loss of $25,000 to accumulated other comprehensive income in connection with marking these contracts to fair value as of October 1, 2011. It is estimated that a 10 percent fluctuation in the dollar between October 1, 2011 and the maturity dates of the put and call instruments underlying these contracts would lead to a profit of $0.9 million dollars (U.S. dollar weakening) or loss of $0.6 million dollars (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 1, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the three months ended October 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On December 6, 2010, a bankruptcy preferential transfer avoidance action was filed by Nortel Networks Inc. (Nortel) et al. against Oclaro Technology Ltd. (formerly Bookham Technology Plc.) and Oclaro (North America), Inc. (formerly Avanex Corporation) in the United States Bankruptcy Court for the District of Delaware, Adversary Proceeding No. 10-55919-KG. The complaint alleges, among other things, that Nortel Networks Inc., and/or its affiliated debtors in the Chapter 11 bankruptcy cases also pending before the Delaware Bankruptcy Court (Jointly Administered Case No. 09-10138-KG), made at least $4,593,152 in preferential transfers to the defendants’ predecessors, Bookham Technology Plc. and Avanex Corporation, in the 90 days prior to the commencement of the Nortel Chapter 11 bankruptcy cases on January 14, 2009. Pursuant to a settlement agreement dated October 6, 2011, Oclaro Technology Ltd. and Oclaro (North America), Inc. settled the preference-related claims with Nortel Networks Inc. without any cash payment by Oclaro Technology Ltd. or Oclaro (North America), Inc.. The settlement agreement is subject to approval by the Delaware Bankruptcy Court, and the hearing to approve the settlement agreement is currently scheduled for November 29, 2011.

On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (Pension Fund) as lead plaintiff for the putative class. On October 27, 2011, the Pension Fund filed an Amended Complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that defendants issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. Discovery has not commenced, and no trial has been scheduled in this action. We intend to defend this litigation vigorously.
On June 10, 2011, a purported shareholder, Stanley Moskal, filed a purported derivative action in the Superior Court for the State of California, County of Santa Clara, against us, as nominal defendant, and certain of our current and former officers and directors, as defendants. The case is styled Moskal v. Couder, No. 1:11 CV 202880 (Santa Clara County Super. Ct. filed June 10, 2011). Four other purported shareholders, Matteo Guindani, Jermaine Coney, Jefferson Braman and Toby Aguilar, separately filed substantially similar lawsuits in the United States District Court for the Northern District of California on June 27, June 28, July 7 and July 26, 2011, respectively. By Order dated September 14, 2011, the Guindani, Coney, and Braman actions were consolidated under In re Oclaro, Inc. Derivative Litigation, Lead Case No. 11 Civ. 3176 EMC. On October 5, 2011, the Aguilar action was voluntarily dismissed. Each remaining purported derivative complaint alleges that Oclaro has been, or will be, damaged by the actions alleged in the Westley complaint, and the litigation of the Westley action, and any damages or settlement paid in the Westley action. Each purported derivative complaint alleges counts for breaches of fiduciary duty, waste, and unjust enrichment. Each purported derivative complaint seeks damages and costs of an unspecified amount, as well as injunctive relief. Discovery has not commenced, and no trial has been scheduled in any of these actions.

ITEM 1A.	RISK FACTORS
Investing in our securities involves a high degree of risk. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Quarterly Report on Form 10-Q.If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall and you could lose all or part of your investment.
RISKS RELATED TO OUR BUSINESS
Our results of operations will be materially and adversely affected by the flooding in Thailand.
On October 22, 2011, Fabrinet, our primary contract manufacturer, announced that, as a result of the flooding in Thailand, it has suspended operations at two factories located in Chokchai and Pinehurst. Fabrinet manufactures approximately 30 percent of our total finished goods in these factories. Subsequently, on October 24, Fabrinet announced its Chokchai factory suffered extensive flood damage and is now largely inaccessible due to high water levels inside and surrounding the manufacturing facility. It is possible that our customers could experience other supply chain disruptions as a result of the flooding in Thailand that could impact their demand, or the timing of their demand, for our products. It is also possible that our customers will seek alternative suppliers of comparable products if we are unable to meet their supply needs as a result of the flooding in Thailand. Although our management cannot yet definitively quantify the possible impact of the flooding in Thailand on our business, it is likely that the supply disruption will materially and adversely affect our results of operations, including our revenue, for at least the next two fiscal quarters. Our current evaluation is that revenues for the second quarter of fiscal 2012 could be $25 million to $30 million less as a result of this disruption than would otherwise be expected. There is no assurance that the disruption in our second quarter fiscal 2012 revenues will be limited to this range, nor can it be assured that the adverse impact will be limited to the next two fiscal quarters. While we believe our insurance coverage, both property and business interruption, will mitigate a portion of the adverse impact, there can be no assurance as to the extent or timing of insurance recoveries.

We are negotiating the outsourcing of our Shenzhen assembly and test operations, and a corresponding long term supply agreement, with a major contract manufacturer
There can be no assurance that our negotiations to outsource our Shenzhen assembly and test operations and to enter into a corresponding long term supply agreement with a major contract manufacturer will result in definitive agreements, the closing of such agreements or result in the benefits that we expect. There can be no assurance, therefore, that we will receive the net cash proceeds of $30 million to $40 million we would expect from the outsourcing transaction, or the potential additional consideration to be received in the future, or enter into a long term supply agreement on terms acceptable to us. In addition, there can be no assurance that announcing these negotiations will not have an adverse impact on the efficiency of our Shenzhen manufacturing facility prior to, or subsequent to, resolution of these negotiations, which could have an adverse impact on our production output and/or the levels and gross margins of the corresponding product revenues supported by the production output.
In addition, during a similar transaction by a competitor, the competitor experienced a work stoppage by their employees. There can be no assurance that outsourcing our Shenzhen assembly and test operations will not result in similar adverse impacts, which may negatively impact our revenues and ability to deliver products to our customers.
We have a history of large operating losses and we may not be able to achieve profitability in the future.
We have historically incurred losses and negative cash flows from operations since our inception. As of October 1, 2011, we had an accumulated deficit of $1,136.2 million. For the three months ended October 1, 2011, we incurred a net loss of $10.2 million. For the year ended July 2, 2011 we incurred a loss from continuing operations of $46.4 million. Even though we generated income of $11.0 million from continuing operations for the year ended July 3, 2010, we may not be able to achieve profitability in any future periods. If we are unable to do so, we may need additional financing, which may not be available to us on commercially acceptable terms or at all, to execute on our current or future business strategies.
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
Over the past few years, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, rating downgrades of investments and reduced valuations of securities generally. In light of these economic conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for our products. It is possible that economic conditions could result in further setbacks, and that these customers, or others, could as a result significantly reduce their capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. These actions could have an adverse impact on our revenues. In addition, the financial downturn affected the financial strength of certain of our customers, including their ability to obtain credit to finance purchases of our products, and could adversely affect additional customers in the future. Our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all.
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
Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, for the three months ended October 1, 2011 and the years ended July 2, 2011 and July 3, 2010, our three largest customers accounted for 35 percent, 36 percent and 29 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, our revenues for the fiscal quarter ended July 2, 2011 were adversely impacted by a change in customer demand expectations, including a significant change in demand expectations from a particular major customer. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.
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
We cannot be assured that we will be able to do any of these.
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
We intend to continue to export the products manufactured at our Shenzhen facility, whether we own and operate the Shenzhen facility or whether we contract with a provider that owns and operates the facility. Under current regulations, upon application and approval by the relevant governmental authorities, we will not be subject to certain Chinese taxes and will be exempt from certain duties on imported materials that are used in the manufacturing process and subsequently exported from China as finished products. However, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation and duties in China or may be required to pay export fees in the future. In the event that we become subject to new forms of taxation or export fees in China, our business and results of operations could be materially adversely affected. We may also be required to expend greater amounts than we currently anticipate in connection with increasing production at our Shenzhen facility. Any one of the factors cited above, or a combination of them, could result in unanticipated costs or interruptions in production, which could materially and adversely affect our business.
Our results of operations may suffer if we do not effectively manage our inventory, and we may incur inventory-related charges.
We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. Accurately forecasting customers’ product needs is difficult. Even though our inventory balances decreased to $100.5 million as of October 1, 2011 from $102.2 million as of July 2, 2011, our quarterly revenues also decreased, to $105.8 million for the fiscal quarter ended October 1, 2011 from $109.2 million for the fiscal quarter ended July 2, 2011. Although, the decrease was partly as a result of actual customer demand decreasing from earlier forecast expectations. Some of our products and supplies have in the past, and may in the future, become obsolete while in inventory due to rapidly changing customer specifications or a decrease in customer demand. We also have exposure to contractual liabilities to our contract manufacturers for inventories purchased by them on our behalf, based on our forecasted requirements, which may become excess or obsolete. Our inventory balances also represent an investment of cash. To the extent our inventory turns are slower than we anticipate based on historical practice, our cash conversion cycle extends and more of our cash remains invested in working capital. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off non-saleable or obsolete inventory. We have from time to time incurred significant inventory-related charges. Any such charges we incur in future periods could materially and adversely affect our results of operations.
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
We cannot readily predict the timing, size or success of our future acquisitions. Failure to successfully implement our acquisition plans could have a material adverse effect on our business, prospects, financial condition and results of operations. Even successful acquisitions could have the effect of reducing our cash balances, diluting the ownership interests of existing stockholders or increasing our indebtedness. For example, our acquisition of Xtellus required an immediate issuance of a significant number of newly issued shares of our common stock. In addition, during the first quarter of fiscal year 2012, we issued 0.9 million shares of our common stock related to the settlement of our Xtellus escrow liability. In October 2011, we also issued 0.8 million shares of our common stock to pay a portion of the 12 month Mintera earnout obligation. We could also choose to use shares of our common stock to pay a portion the 18 month Mintera earnout obligation, should all, or a portion, of this earnout be achieved in the eighteen month period subsequent to the acquisition date. We cannot predict with certainty which strategic, financial or operating synergies or other benefits, if any, will actually be achieved from any transaction we undertake, the timing of any such benefits, or whether those benefits which have been achieved will be sustainable on a long-term basis. Our failure to identify, consummate or integrate suitable acquisitions could adversely affect our business and results of operations.

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
As of October 1, 2011, we had approximately 2,888 employees in a total of 15 facilities around the world. As a result, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization could have a material adverse effect on our operating results and, as a result, on the market price of our common stock. Certain of these acquisitions have increased our serviceable available markets and scaling the company to address the growth potentially available from addressing these markets, and potentially available within our previously existing markets, creates additional challenges of a similar nature.
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
Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. For example during fiscal year 2011, the Swiss franc appreciated approximately 28 percent relative to the U.S. dollar, and the U.K. pound sterling appreciated 7 percent relative to the U.S. dollar, causing increases of approximately $3.1 million related to the Swiss franc and $4.4 million related to the U.K. pound sterling, respectively, in our annual manufacturing overhead and operating expenses. If the U.S. dollar maintains the same value or depreciates relative to the Swiss franc and/or U.K. pound sterling in the future, our future operating results may be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan, the South Korean won, the Israeli shekel, or the Euro vary more significantly than they have to date.
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
We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. We also depend on a limited number of contract manufacturers, principally Fabrinet in Thailand, to manufacture certain of our products. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers other than Fabrinet and, therefore, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Given the recent macroeconomic downturn, some of our suppliers that may be small or undercapitalized may experience financial difficulties that could prevent them from supplying us materials and equipment. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shut downs due to circumstances beyond their control such as earthquakes, floods, fires or other natural disasters. For example, in October 2011, due to flooding in Thailand, Fabrinet suspended operations at both of their factories that supply us with finished goods.
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
As of October 1, 2011, we had $10.9 million in goodwill and $18.9 million in other intangible assets on our condensed consolidated balance sheet. In the event that we determine in a future period that impairment of our goodwill, other intangible assets or long-lived assets exists for any reason, we would record additional impairment charges in the period such determination is made, which would adversely impact our financial position and results of operations.
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
For instance, we accrued $2.2 million in restructuring charges during fiscal year 2010 in connection with our merger with Avanex. On July 4, 2009, we completed the exchange of our New Focus business to Newport in exchange for Newport’s high powered laser diode business, which resulted in us incurring $0.5 million in restructuring charges in fiscal year 2010 in connection with the transfer of the Tucson manufacturing operations to our European facilities. During fiscal year 2011, we incurred $0.6 million in restructuring charges related to a restructuring plan specific to our acquisition of Mintera.
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
For the three months ended October 1, 2011 and the fiscal years ended July 2, 2011 and July 3, 2010, 16 percent, 17 percent and 19 percent of our revenues, respectively, were derived from sales to customers located in the United States and 84 percent, 83 percent and 81 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:
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

For a description of our current material litigation, see Part II, Item 1 — Legal Proceedings of this Quarterly Report on Form 10-Q.
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
In connection with our acquisition of Xtellus, during the first quarter of fiscal year 2012 we issued 0.9 million shares of our common stock to settle our escrow liability. In October 2011, we also issued 0.8 million shares of our common stock to pay a portion of the 12 month earnout obligation associated with our acquisition of Mintera. These issuances and the subsequent sale of these shares will dilute our existing stockholders and could potentially have a negative impact on our stock price.
We could also choose to use shares of our common stock to pay a portion the 18 month earnout obligation associated with our acquisition of Mintera, should all, or a portion, of this earnout be achieved in the eighteen month period subsequent to the acquisition date. The issuance, if any, and subsequent sale of these shares, would dilute our existing stockholders and potentially have a negative impact on our stock price.
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
When the market price of a stock experiences a sharp decline, as our stock price recently has, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. Several securities class action lawsuits have been filed against us and certain of our current and former officers and directors. Each purported derivative complaint alleges, among other things, counts for breaches of fiduciary duty, waste, and unjust enrichment. For a description of these lawsuits, see Part II, Item 1 — Legal Proceedings of this Quarterly Report on Form 10-Q. These lawsuits will likely divert the time and attention of our management. In addition, if these suits are resolved in a manner adverse to us, the damages we could be required to pay may be substantial and could have an adverse impact on our results of operations and our ability to operate our business.
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
The exhibits filed as part of this Quarterly Report on Form 10-Q, or incorporated by reference, are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCLARO, INC. (Registrant)
Date: November 10, 2011	By:	/s/ Jerry Turin
Jerry Turin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number		Description of Exhibit

3.1
Amended and Restated Bylaws of Oclaro, Inc., including Amendments No. 1 and No. 2 thereto (formerly Bookham, Inc.) (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-8 dated May 5, 2009 and incorporated herein by reference)

3.2
Amendment No. 3 to Amended and Restated By-Laws of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 28, 2011 and incorporated herein by reference).

3.3		Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K filed on September 1, 2010 and incorporated herein by reference)

10.1
2011 Employee Stock Purchase Plan (previously filed as Appendix A to our Proxy Statement for our 2011 Annual Meeting of Stockholders, filed with the SEC on September 9, 2011 and incorporated herein by reference)

10.2		Variable Pay Program (previously filed as Appendix B to our Proxy Statement for our 2011 Annual Meeting of Stockholders, filed with the SEC on September 9, 2011 and incorporated herein by reference)

10.3	(1)	Form of Executive Severance and Retention Agreement, between Oclaro, Inc. and its executive officers.

31.1	(1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	(1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	(2)	XBRL Instance Document

101.SCH	(2)	XBRL Taxonomy Extension Schema Document

101.CAL	(2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	(2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	(2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)
Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.