Form 10-K/A
period 2011-07-02
OCLARO, INC.
filed 2012-01-27
CIK 1110647

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

OCLARO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 2, 2011

Page
PART IV

Item 15. Exhibits, Financial Statement Schedules	4

Signatures	5
Exhibit 10.10
Exhibit 10.11
Exhibit 10.13
Exhibit 10.14
Exhibit 31.1
Exhibit 31.2

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K of Oclaro, Inc. (the “Company”) for the fiscal year ended July 2, 2011, filed with the Securities and Exchange Commission (the “Commission”) on September 9, 2011 (the “Original Filing”). This Amendment No. 1 is being filed as an exhibit-only filing solely to include the revised redacted versions of Exhibit 10.10, Exhibit 10.11, Exhibit 10.13 and Exhibit 10.14 to the Original Filing, which have been revised in response to comments that the Company received from the staff of the Commission in connection with the Company’s request for confidential treatment with respect thereto. Item 15 of Part IV of the Original Filing is hereby amended to include the revised redacted versions of Exhibit 10.10, Exhibit 10.11, Exhibit 10.13 and Exhibit 10.14.
Except as described above, there has been no modification or update to any other items or disclosures presented in the Original Filing. This Amendment No. 1 does not reflect events occurring after the date of the Original Filing or modify or update those disclosures that may be affected by subsequent events.

3

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a)
3. List of Exhibits

Exhibit
Number	Description of Exhibit

10.10(1)(2)
Amendment Number Seven to Credit Agreement, dated as of May 13, 2011, by and among Wells Fargo Capital Finance, Inc., Oclaro, Inc., Oclaro Technology Ltd, Oclaro Photonics, Inc. and Oclaro Technology, Inc.

10.11(1)(2)	Amended and Restated Credit Agreement, dated as of July 26, 2011, among Oclaro, Inc., Oclaro Technology Ltd, Wells Fargo Capital Finance, Inc. and other lenders party thereto.

10.13(1)(2)
Security Agreement (Domestic), dated as of July 26, 2011, among Oclaro, Inc., Oclaro Photonics, Inc., Oclaro Technology, Inc., Oclaro (New Jersey), Inc., Oclaro (North America), Inc., Mintera Corporation, Wells Fargo Capital Finance, Inc. and other lenders party thereto.

10.14(1)(2)
Security Agreement (Foreign), dated as of July 26, 2011, among Oclaro, Inc., Oclaro Technology Ltd., Bookham International, Ltd., Bookham Nominees Ltd., Oclaro (Canada), Inc., Oclaro Innovations LLP, Wells Fargo Capital Finance, Inc. and other lenders party thereto.

31.1 (2)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2 (2)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

(2)	Filed herewith.

4

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCLARO, INC. (Registrant)
January 27, 2012	By:	/s/ Alain Couder
Alain Couder
Chairman of the Board and Chief Executive Officer

5