Form 10-Q
period 2011-12-31
OCLARO, INC.
filed 2012-02-08
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
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
Yes ☐   No ☑
51,455,639 shares of common stock outstanding as of February 3, 2012

OCLARO, INC.

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited):

Condensed Consolidated Balance Sheets as of December 31, 2011 and July 2, 2011	3

Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2011 and January 1, 2011	4

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and January 1, 2011	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	31

Item 6. Exhibits	49

Signature	49

Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	July 2,
	2011	2011
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$53,628	$62,783
Restricted cash	593	574
Accounts receivable, net	59,730	82,868
Inventories	83,306	102,201
Prepaid expenses and other current assets	11,932	16,495

Total current assets	209,189	264,921

Property and equipment, net	63,831	69,374
Other intangible assets, net	18,172	19,698
Goodwill	10,904	10,904
Other non-current assets	12,486	10,277

Total assets	$314,582	$375,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,730	$66,179
Accrued expenses and other liabilities	44,614	60,703
Line of credit payable	19,500	—

Total current liabilities	102,844	126,882

Deferred gain on sale-leaseback	11,961	12,920
Other non-current liabilities	6,056	6,277

Total liabilities	120,861	146,079

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 90,000 shares authorized; 51,455 and 50,476 shares issued and outstanding at December 31, 2011 and July 2, 2011, respectively	515	505
Additional paid-in capital	1,327,114	1,313,931
Accumulated other comprehensive income	33,435	40,730
Accumulated deficit	(1,167,343)	(1,126,071)

Total stockholders’ equity	193,721	229,095

Total liabilities and stockholders’ equity	$314,582	$375,174

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
	(Thousands, except per share amounts)
Revenues	$86,488	$120,299	$192,309	$241,646
Cost of revenues	75,613	84,556	157,401	171,077

Gross profit	10,875	35,743	34,908	70,569

Operating expenses:
Research and development	17,024	15,696	34,691	29,407
Selling, general and administrative	14,425	15,149	31,959	29,962
Amortization of intangible assets	723	739	1,449	1,358
Restructuring, acquisition and related costs	3,219	903	1,454	1,573
Flood-related expense	9,088	—	9,088	—
Legal settlements	—	1,678	—	1,678
Gain (loss) on sale of property and equipment	37	(48)	97	(69)

Total operating expenses	44,516	34,117	78,738	63,909

Operating income (loss)	(33,641)	1,626	(43,830)	6,660
Other income (expense):
Interest income (expense), net	(245)	(470)	(402)	(1,036)
Gain (loss) on foreign currency translation, net	1,298	(1,119)	2,690	(4,706)
Other income	2,238	—	2,238	—

Total other income (expense)	3,291	(1,589)	4,526	(5,742)

Income (loss) before income taxes	(30,350)	37	(39,304)	918
Income tax provision	746	250	1,968	775

Net income (loss)	$(31,096)	$(213)	$(41,272)	$143

Net income (loss) per share:
Basic	$(0.62)	$0	$(0.83)	$0
Diluted	$(0.62)	$0	$(0.83)	$0
Shares used in computing net income (loss) per share:
Basic	50,492	48,262	49,970	48,189
Diluted	50,492	48,262	49,970	51,109
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31,	January 1,
	2011	2011
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(41,272)	$143
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred gain on sale-leaseback	(454)	(458)
Depreciation and amortization	11,189	8,053
Adjustment in fair value of earnout obligation	(2,859)	—
Flood-related non-cash losses	7,180	—
Stock-based compensation expense	3,258	3,032
Other non-cash adjustments	(2,141)	(70)
Changes in operating assets and liabilities:
Accounts receivable, net	20,084	(6,135)
Inventories	11,748	(14,450)
Prepaid expenses and other current assets	265	(238)
Other non-current assets	(41)	105
Accounts payable	(25,867)	8,033
Accrued expenses and other liabilities	(1,772)	(5,348)

Net cash used in operating activities	(20,682)	(7,333)

Cash flows from investing activities:
Purchases of property and equipment	(9,035)	(18,681)
Proceeds from sales of property and equipment	—	69
Proceeds from sales of investments	3,438	—
Transfers (to) from restricted cash	(52)	3,693
Cash paid for acquisition	—	(10,482)

Net cash used in investing activities	(5,649)	(25,401)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	71	625
Proceeds from borrowings under line of credit	19,500	—

Net cash provided by financing activities	19,571	625

Effect of exchange rate on cash and cash equivalents	(2,395)	2,212
Net decrease in cash and cash equivalents	(9,155)	(29,897)
Cash and cash equivalents at beginning of period	62,783	107,176

Cash and cash equivalents at end of period	$53,628	$77,279

Supplemental disclosures of non-cash transactions:
Issuance of common stock to settle Xtellus escrow liability	$7,000	$—
Issuance of common stock to settle Mintera earnout liability	$2,758	$—
Incurrence of earnout liability related to the acquisition of Mintera	$—	$15,148
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PREPARATION
Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Quarterly Report on Form 10-Q as “Oclaro,” “we,” “us” or “our.” The accompanying unaudited condensed consolidated financial statements of Oclaro as of December 31, 2011 and for the three and six months ended December 31, 2011 and January 1, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (SEC) Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three and six months ended December 31, 2011 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2012.
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
For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications did not affect our consolidated net income (loss), cash flows, cash and cash equivalents or stockholders’ equity as previously reported.
NOTE 2. RECENT ACCOUNTING STANDARDS
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires us to disclose gross information and net information about instruments and transactions eligible for offset in the statement of financial position. ASU No. 2011-11 will be effective for our fiscal year beginning on June 30, 2013. The adoption of this update will require a change in the format of our current presentation.
In September 2011, the FASB issued ASU No. 2011-09, which updates Accounting Standards Codification (ASC) Subtopic 715-80, Compensation — Retirement Benefits — Multiemployer Plans, enhancing disclosures by requiring transparency about the nature of the commitments and risks involved in participating in multiemployer pension plans. We intend to adopt ASU No. 2011-09 on January 1, 2012, the first day of our third fiscal quarter. The adoption of this update is not expected to have a material effect on our condensed consolidated financial statements, but will require certain additional disclosures.
In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment, which amends current guidance by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment in order to determine whether it should perform the two-step goodwill impairment test to calculate the fair value of a reporting unit. The update also provides additional examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. This update will be effective for our fiscal quarter beginning January 1, 2012. The adoption of this update is not expected to have a material effect on our condensed consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, an amendment to ASC Topic 220, Comprehensive Income, which amends current comprehensive income guidance. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income as part of our statement of stockholders’ equity. Instead, we must report comprehensive income in either a single continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU No. 2011-05 will be effective for our fiscal year beginning July 1, 2012. The adoption of this update will require a change in the format of our current presentation.
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
During the six months ended December 31, 2011, we have classified the earnout obligations arising from our acquisition of Mintera Corporation (Mintera) within Level 3 of the fair value hierarchy because their values were primarily derived from management estimates of future operating results. See Note 4, Business Combinations, for additional details regarding these earnout obligations.
We have a defined benefit pension plan in Switzerland whose assets are classified within Level 1 of the fair value hierarchy for plan assets of cash, equity investments and fixed income investments, and Level 3 of the fair value hierarchy for plan assets of real estate and alternative investments. These pension plan assets are not reflected in the accompanying condensed consolidated balance sheets, and are thus not included in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at December 31, 2011:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents:
Money market funds	$10,001	$—	$—	$10,001
Other non-current assets:
Marketable securities	105	—	—	105

Total assets measured at fair value	$10,106	$—	$—	$10,106

Liabilities:
Accrued expenses and other liabilities:
Earnout obligation for Mintera acquisition	$—	$—	$10,024	$10,024
Unrealized loss on currency instruments designated as cash flow hedges	—	12	—	12

Total liabilities measured at fair value	$—	$12	$10,024	$10,036

The following table provides details regarding the changes in accrued expenses and other liabilities classified within Level 3 from July 2, 2011 to December 31, 2011:

Accrued Expenses
and Other
Liabilities
(Thousands)
Balance at July 2, 2011	$16,140
Fair value adjustment to Mintera earnout obligations	(2,867)
Payouts related to Mintera 12 month earnout obligation	(3,256)
Interest expense on Mintera 18 month earnout obligation	7

Balance at December 31, 2011	$10,024

Derivative Financial Instruments
At the end of each accounting period, we mark-to-market all foreign currency forward exchange contracts that have been designated as cash flow hedges and changes in fair value are recorded in accumulated other comprehensive income until the underlying cash flow is settled and the contract is recognized in other income (expense) in our condensed consolidated statements of operations. As of December 31, 2011, we held nine outstanding foreign currency forward exchange contracts to sell U.S. dollars and buy U.K. pounds sterling. All of these contracts have been designated as cash flow hedges. These contracts had an aggregate notional value of approximately $7.0 million of put and call options which expire, or expired, at various dates ranging from January 2012 through September 2012. To date, we have not entered into any such contracts for longer than 12 months and, accordingly, all amounts included in accumulated other comprehensive income as of December 31, 2011 will generally be reclassified into other income (expense) within the next 12 months. As of December 31, 2011, each of the nine designated cash flow hedges were determined to be fully effective; therefore, we recorded an unrealized loss of $12,000 to accumulated other comprehensive income related to recording the fair value of these foreign currency forward exchange contracts for accounting purposes.

NOTE 4. BUSINESS COMBINATIONS
Asset Sale
In December 2011, we entered into an asset sale agreement to sell certain assets related to a legacy product, including inventory, equipment and intangibles, in exchange for $3.9 million in initial consideration plus potential earnout consideration, based on the purchaser’s revenues from the legacy product over a 15 month period following the closing date. As of December 31, 2011, we have received $1.5 million in cash proceeds and are scheduled to receive the remaining $2.4 million of initial consideration in the third quarter of fiscal year 2012.
The transfer of assets under the agreement is expected to be completed in February 2012. As of December 31, 2011, we have deferred a $1.3 million net gain on the sale of these assets and classified this amount in accrued expenses and other liabilities in our condensed consolidated balance sheet. We expect to recognize this deferred gain when the asset transfer is complete. Earnout consideration, if any, will be recognized in the period it is reported to us as due, provided we believe cash collections are reasonably assured.
Acquisition of Mintera
In July 2010, we acquired Mintera. For accounting purposes, the total fair value of consideration given in connection with the acquisition of Mintera was $25.6 million. This acquisition is more fully discussed in Note 3, Business Combinations, to our consolidated financial statements included in our 2011 Form 10-K.
Under the terms of this acquisition, we agreed to pay certain revenue-based consideration, whereby former security holders of Mintera are entitled to receive up to $20.0 million, determined based on a set of sliding scale formulas, to the extent revenue from Mintera products was more than $29.0 million in the 12 months following the acquisition and/or is more than $40.0 million in the 18 months following the acquisition. The earnout consideration is payable in cash or, at our option, newly issued shares of our common stock, or a combination of cash and stock.
During the three months ended October 1, 2011, we reviewed the fair value of the 12 month and 18 month earnout obligations and determined that the fair value of the obligations decreased by $3.8 million, to $12.4 million, based on revised estimates of revenues from Mintera products. The $3.8 million decrease in fair value was recorded as a decrease in restructuring, acquisition and related expenses in the condensed consolidated statement of operations.
During the three months ended December 31, 2011, we settled the 12 month earnout obligation with the former security holders by paying them $0.5 million in cash and issuing 0.8 million shares of our common stock valued at $2.8 million. We also reassessed the fair value of the 18 month earnout obligation, determining that the fair value of the obligations increased by $0.9 million, to $10.0 million, during the three months ended December 31, 2011. We estimated the fair value of the 18 month obligation using management estimates of the total amounts expected to be paid based on estimated future operating results, discounted to present value using our incremental borrowing cost. The $10.0 million has been recorded in accrued expenses and other liabilities in our condensed consolidated balance sheet at December 31, 2011. The 18 month obligation is payable in April 2012.
During the three and six months ended December 31, 2011, we recorded minimal amounts in interest expense related to the earnout obligations. During the three and six months ended January 1, 2011, we recorded $0.3 million and $0.5 million, respectively, in interest expense related to the earnout obligations.

NOTE 5. BALANCE SHEET DETAILS
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	December 31, 2011	July 2, 2011
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$43,627	$42,585
Money market funds	10,001	20,198

	$53,628	$62,783

The following table provides details regarding our inventories at the dates indicated:

	December 31, 2011	July 2, 2011
	(Thousands)
Inventories:
Raw materials	$31,422	$38,863
Work-in-process	36,238	37,084
Finished goods	15,646	26,254

	$83,306	$102,201

The following table provides details regarding our property and equipment, net at the dates indicated:

	December 31, 2011	July 2, 2011
	(Thousands)
Property and equipment, net:
Buildings	$17,457	$17,640
Plant and machinery	146,247	149,120
Fixtures, fittings and equipment	1,747	1,802
Computer equipment	13,443	14,235

	178,894	182,797
Less: Accumulated depreciation	(115,063)	(113,423)

	$63,831	$69,374

The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	December 31, 2011	July 2, 2011
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$8,669	$6,241
Compensation and benefits related accruals	9,107	11,097
Warranty accrual	2,430	2,175
Escrow liability for Xtellus acquisition	—	7,000
Earnout liability for Mintera acquisition	10,024	16,140
Other accruals	14,384	18,050

	$44,614	$60,703

The following table presents the components of accumulated other comprehensive income at the dates indicated:

	December 31, 2011	July 2, 2011
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$36,368	$43,536
Unrealized gain (loss) on currency instruments designated as cash flow hedges	(12)	54
Unrealized loss on marketable securities	(200)	(139)
Adjustment for Swiss defined benefit plan	(2,721)	(2,721)

	$33,435	$40,730

NOTE 6. FLOOD-RELATED EXPENSE
In October 2011, certain areas in Thailand suffered major flooding as a result of monsoons. This flooding had a material impact on our business and results of operations. Our primary contract manufacturer, Fabrinet, suspended operations at two factories located in Chokchai, Thailand and Pinehurst, Thailand. The Chokchai factory suffered extensive flood damage and became inaccessible due to high water levels inside and surrounding the manufacturing facility. As a result of this flooding, we experienced a significant decline in product sales and we incurred significant damage to our inventory and property and equipment located at the Chokchai facility. During the three months ended December 31, 2011, we recorded impairment charges of $4.2 million related to the write-off of the net book value of damaged inventory and $3.0 million related to the write-off of the net book value of property and equipment based on our preliminary estimates of the damage caused by the flooding. These impairment charges are recorded within the operating expense caption flood-related expense in our condensed consolidated statement of operations for the three and six months ended December 31, 2011. Flood-related expense for the three and six months ended December 31, 2011 also includes $1.9 million in personnel-related costs, professional fees and related expenses incurred in connection with our recovery efforts. We continue to evaluate our preliminary estimates of flood-related losses, and in future quarters we may record additional losses for damaged equipment and inventory.
While we maintain both property and business interruption insurance coverage, there can be no assurance as to the amount or timing of insurance recoveries. Insurance recoveries related to impairment losses previously recorded and other recoverable expenses will be recognized to the extent of the related loss or expense in the period that recoveries become probable and realizable. Insurance recoveries under business interruption coverage and insurance recovery gains in excess of amounts previously written off related to impaired inventory and equipment or in excess of other recoverable expenses previously recognized will be recognized when they become realizable and all contingencies have been resolved. The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. Insurance recoveries we receive in future periods will be recorded net of flood-related expense in the condensed consolidated statement of operations. As of December 31, 2011, we have not received any insurance recoveries, nor have we recorded any amounts relating to potential future insurance recoveries in the condensed consolidated statement of operations.

NOTE 7. CREDIT AGREEMENT
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
At December 31, 2011, there was $19.5 million outstanding under the Credit Agreement with an average interest rate of 3.37 percent and we were in compliance with all covenants under the Credit Agreement. As of July 2, 2011, there were no amounts outstanding under the Credit Agreement. At December 31, 2011 and July 2, 2011, there were $0.1 million and $1.1 million, respectively, in outstanding standby letters of credit secured under the Credit Agreement. These letters of credit expire at various intervals through April 2014.
NOTE 8. POST-RETIREMENT BENEFITS
We have a pension plan covering employees of our Swiss subsidiary (the Swiss Plan). Net periodic pension costs associated with our Swiss Plan for the three and six months ended December 31, 2011 and January 1, 2011 included the following:

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
	(Thousands)
Service cost	$613	$436	$1,241	$855
Interest cost	210	183	425	359
Expected return on plan assets	(275)	(241)	(556)	(473)

Net periodic pension costs	$548	$378	$1,110	$741

During the three and six months ended December 31, 2011, we contributed $0.3 million and $0.6 million, respectively, to our Swiss Plan. We currently anticipate contributing an additional $0.6 million to this pension plan during the remainder of fiscal year 2012.
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
The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
	(Thousands)
Warranty provision — beginning of period	$2,312	$2,736	$2,175	$2,437
Warranties assumed in acquisitions	—	—	—	357
Warranties issued	621	444	1,298	876
Warranties utilized or expired	(476)	(916)	(966)	(1,480)
Currency translation adjustment	(27)	(23)	(77)	51

Warranty provision — end of period	$2,430	$2,241	$2,430	$2,241

Litigation
On June 26, 2001, the first of a number of securities class actions was filed in the United States District Court for the Southern District of New York against New Focus, Inc., now known as Oclaro Photonics, Inc. (New Focus), certain of our officers and directors, and certain underwriters for New Focus’ initial and secondary public offerings. A consolidated amended class action complaint, captioned In re New Focus, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 5822, was filed on April 20, 2002. The complaint generally alleged that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in New Focus’ initial public offering and sought unspecified damages for claims under the Exchange Act on behalf of a purported class of purchasers of common stock from May 17, 2000 to December 6, 2000.
The lawsuit against New Focus was coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases, as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS), including actions against Bookham Technology plc, now known as Oclaro Technology Ltd (Bookham Technology) and Avanex Corporation, now known as Oclaro (North America), Inc. (Avanex), and certain of each entity’s respective officers and directors, and certain of the underwriters of their public offerings. In October 2002, the claims against the directors and officers of New Focus, Bookham Technology and Avanex were dismissed, without prejudice, subject to the directors’ and officers’ execution of tolling agreements.
The parties reached a global settlement of the litigation under which the insurers are funding the full amount of the settlement share allocated to New Focus, Bookham Technology and Avanex, and New Focus, Bookham Technology and Avanex bear no financial liability. New Focus, Bookham Technology and Avanex, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, receive complete dismissals from the case. The settlement was approved by the Court in 2009 and during the second fiscal quarter of 2012 all remaining appeals contesting the settlement were dismissed or withdrawn.

On December 6, 2010, a bankruptcy preferential transfer avoidance action was filed by Nortel Networks Inc. (Nortel) et al. against Oclaro Technology Ltd. (formerly Bookham Technology Plc.) and Oclaro (North America), Inc. (formerly Avanex Corporation) in the United States Bankruptcy Court for the District of Delaware, Adversary Proceeding No. 10-55919-KG. The complaint alleges, among other things, that Nortel Networks Inc., and/or its affiliated debtors in the Chapter 11 bankruptcy cases also pending before the Delaware Bankruptcy Court (Jointly Administered Case No. 09-10138-KG), made at least $4,593,152 in preferential transfers to the defendants’ predecessors, Bookham Technology Plc. and Avanex Corporation, in the 90 days prior to the commencement of the Nortel Chapter 11 bankruptcy cases on January 14, 2009. Pursuant to a settlement agreement dated October 6, 2011, Oclaro Technology Ltd. and Oclaro (North America), Inc. settled the preference-related claims with Nortel Networks Inc. without any cash payment by Oclaro Technology Ltd. or Oclaro (North America), Inc.. The settlement agreement was approved by the Delaware Bankruptcy Court by an order dated November 28, 2011, and was dismissed by the plaintiff voluntarily and with prejudice on December 14, 2011.
On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (Pension Fund) as lead plaintiff for the putative class. On October 27, 2011, the Pension Fund filed an Amended Complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that defendants issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. On December 12, 2011, defendants filed a motion to dismiss the complaint. That motion is scheduled to be heard on March 23, 2012. Discovery has not commenced, and no trial has been scheduled in this action. We intend to defend this litigation vigorously. We are unable at this time to estimate the effects of these lawsuits on our financial position, results of operations or cash flows.
On June 10, 2011, a purported shareholder, Stanley Moskal, filed a purported derivative action in the Superior Court for the State of California, County of Santa Clara, against us, as nominal defendant, and certain of our current and former officers and directors, as defendants. The case is styled Moskal v. Couder, No. 1:11 CV 202880 (Santa Clara County Super. Ct. filed June 10, 2011). Four other purported shareholders, Matteo Guindani, Jermaine Coney, Jefferson Braman and Toby Aguilar, separately filed substantially similar lawsuits in the United States District Court for the Northern District of California on June 27, June 28, July 7 and July 26, 2011, respectively. By Order dated September 14, 2011, the Guindani, Coney, and Braman actions were consolidated under In re Oclaro, Inc. Derivative Litigation, Lead Case No. 11 Civ. 3176 EMC. On October 5, 2011, the Aguilar action was voluntarily dismissed. Each remaining purported derivative complaint alleges that Oclaro has been, or will be, damaged by the actions alleged in the Westley complaint, and the litigation of the Westley action, and any damages or settlement paid in the Westley action. Each purported derivative complaint alleges counts for breaches of fiduciary duty, waste, and unjust enrichment. Each purported derivative complaint seeks damages and costs of an unspecified amount, as well as injunctive relief. By Order dated November 23, 2011, the parties in the Moskal action agreed that defendants shall not be required to respond to the original complaint, that plaintiff would serve an amended complaint no later than March 9, 2012, and the stay of discovery would remain in effect until further order of the Court or agreement by the parties. By Order dated November 29, 2011, the parties to In re Oclaro, Inc. Derivative Litigation agreed to stay all proceedings, including motion practice and discovery, until such time as (a) the defendants file an answer to any complaint in the Westley Action; or (b) the Westley Action is dismissed in its entirety with prejudice. Discovery has not commenced, and no trial has been scheduled in any of these actions. We are unable at this time to estimate the effects of these lawsuits on our financial position, results of operations or cash flows.

NOTE 10. STOCKHOLDERS’ EQUITY
Comprehensive Income (Loss)
For the three and six months ended December 31, 2011 and January 1, 2011, comprehensive income (loss) is primarily comprised of our net income (loss), changes in the unrealized gain (loss) on currency instruments designated as cash flow hedges, unrealized loss on marketable securities and currency translation adjustments. The components of comprehensive income (loss) were as follows for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
	(Thousands)
Net income (loss)	$(31,096)	$(213)	(41,272)	$143
Other comprehensive income (loss):
Unrealized gain (loss) on currency instruments designated as cash flow hedges	13	(288)	(66)	35
Currency translation adjustments	(2,682)	1,779	(7,168)	7,392
Unrealized loss on marketable securities	(53)	—	(61)	—

Comprehensive income (loss)	$(33,818)	$1,278	$(48,567)	$7,570

Warrants
The following table summarizes activity relating to warrants to purchase our common stock for the six months ended December 31, 2011:

		Weighted-
	Warrants	Average
	Outstanding	Exercise Price
	(Thousands)
Balance at July 2, 2011	1,398	$16.18
Expired on September 1, 2011	(580)	20.00

Balance at December 31, 2011	818	$13.48

Common Stock
In December 2009, we acquired Xtellus, Inc. (Xtellus). As part of the consideration, we were obligated to pay $7.0 million in consideration to the former Xtellus stockholders after an 18 month escrow period. During the three months ended October 1, 2011, we settled the $7.0 million liability with the former Xtellus stockholders by transferring approximately 0.9 million shares of common stock held in escrow, valued at $7.0 million. The transfer of the shares resulted in a $7.0 million increase to our additional paid-in capital and a corresponding decrease to our accrued expenses and other liabilities. The balance of 0.1 million shares of common stock held in escrow were returned to us, retired and returned to the status of authorized but unissued common stock in September 2011.
In connection with our July 2010 acquisition of Mintera, we paid $0.5 million in cash and issued 0.8 million shares of our common stock valued at $2.8 million to settle our 12 month earnout obligation in October 2011. The transfer of the shares resulted in a $2.8 million increase to our additional paid-in capital and a corresponding decrease to our accrued expenses and other liabilities.
Employee Stock Purchase Plan
On October 26, 2011, our 2011 Employee Stock Purchase Plan (ESPP) was approved by our stockholders. Under the ESPP, we have reserved 1.7 million shares of our common stock for issuance. The ESPP will be effective as of January 24, 2012.

NOTE 11. EMPLOYEE STOCK PLANS
We currently maintain the Amended and Restated 2004 Stock Incentive Plan (“Plan”). Under the Plan, there are a total of 7.8 million shares of common stock authorized for issuance, with full value awards being counted as 1.25 shares of common stock for purposes of the share limit. The Plan expires in October 2020.
As of December 31, 2011, there were approximately 2.5 million shares of our common stock available for grant under the Plan. We generally grant stock options that vest over a four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors.
In July 2011, our board of directors approved the grant of 0.2 million performance stock units (PSUs) to certain executive officers with an aggregate estimated grant date fair value of $0.9 million. These PSUs will be earned through June 30, 2013 based upon the achievement of certain revenue growth targets relative to certain comparable companies. Vesting is also contingent upon service conditions being met through August 2015. If the performance conditions are not achieved, then the corresponding PSUs will be forfeited in the first quarter of fiscal year 2014.
The following table summarizes the combined activity under all of our equity incentive plans for the six months ended December 31, 2011:

	Shares	Stock	Weighted-	Restricted Stock	Weighted-
	Available	Options	Average	Awards / Units	Average Grant
	For Grant	Outstanding	Exercise Price	Outstanding	Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at July 2, 2011	3,727	3,350	$9.38	799	$10.15
Granted	(1,114)	450	4.19	531	4.20
Granted — performance stock	(250)	—	—	200	4.33
Exercised or released	—	(31)	2.24	(311)	9.04
Cancelled or forfeited	132	(247)	21.46	(103)	7.81

Balances at December 31, 2011	2,495	3,522	$8.26	1,116	$6.85

Supplemental disclosure information about our stock options outstanding as of December 31, 2011 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(Thousands)		(Years)	(Thousands)
Options exercisable at December 31, 2011	1,917	$9.44	6.9	$367
Options outstanding at December 31, 2011	3,522	$8.26	7.6	$471
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $2.82 on December 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.2 million shares of common stock subject to in-the-money options which were exercisable as of December 31, 2011. We settle employee stock option exercises with newly issued shares of common stock.

NOTE 12. STOCK-BASED COMPENSATION
We recognize compensation expense in our statement of operations related to all share-based awards, including grants of stock options, based on the grant date fair value of such share-based awards. Estimating the grant date fair value of such share-based awards requires us to make judgments in the determination of inputs into the Black-Scholes stock option pricing model which we use to arrive at an estimate of the grant date fair value for such awards. The assumptions used in this model to value stock option grants for the three and six months ended December 31, 2011 and January 1, 2011 were as follows:

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
Expected life	4.8 years	4.5 years	4.8 years	4.5 years
Risk-free interest rate	1.1%	1.0%	1.0%	1.2%
Volatility	89.6%	97.2%	92.2%	96.7%
Dividend yield	—	—	—	—
The amounts included in cost of revenues and operating expenses for stock-based compensation for the three and six months ended December 31, 2011 and January 1, 2011 were as follows:

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$388	$350	$697	$660
Research and development	374	391	741	709
Selling, general and administrative	913	933	1,820	1,663

	$1,675	$1,674	$3,258	$3,032

Stock-based compensation by type of award:
Stock options	$869	$907	$1,753	$1,670
Restricted stock awards	824	828	1,612	1,470
Inventory adjustment to cost of revenues	(18)	(61)	(107)	(108)

	$1,675	$1,674	$3,258	$3,032

As of December 31, 2011 and July 2, 2011, we had capitalized approximately $0.5 million and $0.4 million, respectively, of stock-based compensation as inventory.
Included in stock-based compensation for the three and six months ended December 31, 2011 is approximately $0.1 million and $0.1 million, respectively, in compensation cost related to the issuance of PSUs. As of December 31, 2011, we have determined that the achievement of the performance conditions associated with the PSUs is probable at 100 percent of the target level. The amount of stock-based compensation expense recognized in any one period can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.

NOTE 13. INCOME TAXES
For the three and six months ended December 31, 2011, our income tax provisions of $0.7 million and $2.0 million, respectively, primarily related to our foreign operations. For the three and six months ended January 1, 2011, our income tax provisions of $0.3 million and $0.8 million, respectively, primarily related to income taxes on our operations in Italy and China.
The total amount of our unrecognized tax benefits as of December 31, 2011 and July 2, 2011 were approximately $7.0 million. For the three and six months ended December 31, 2011, we had $1.9 million in unrecognized tax benefits that, if recognized, would affect our effective tax rate. We are currently under tax audit in France and the United States. We believe that an adequate provision has been made for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with our expectations, we could be required to adjust our income tax provision in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.
NOTE 14. NET INCOME (LOSS) PER SHARE
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
	(Thousands, except per share amounts)
Net income (loss)	$(31,096)	$(213)	$(41,272)	$143

Weighted-average shares — basic	50,492	48,262	49,970	48,189
Effect of dilutive potential common shares from:
Stock options	—	—	—	1,615
Restricted stock awards	—	—	—	773
Obligations under escrow agreement	—	—	—	532

Weighted-average shares — diluted	50,492	48,262	49,970	51,109

Basic net income (loss) per share	$(0.62)	$—	$(0.83)	$—
Diluted net income (loss) per share	$(0.62)	$—	$(0.83)	$—
Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and obligations under escrow agreements during such period.
For the three and six months ended December 31, 2011, we excluded 5.4 million and 4.8 million, respectively, of outstanding stock options, warrants and restricted stock units from the calculation of diluted net income per share because their effect would have been anti-dilutive. For the three and six months ended January 1, 2011, we excluded 5.1 million and 1.9 million, respectively, of outstanding stock options, warrants and restricted stock units from the calculation of diluted net income per share because their effect would have been anti-dilutive.

NOTE 15. GEOGRAPHIC AND CUSTOMER CONCENTRATION INFORMATION
Geographic Information
The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
	(Thousands)
United States	$15,953	$17,892	$32,855	$37,556
Canada	1,735	2,783	7,644	6,184
Europe	21,894	34,859	48,188	70,283
Asia	43,548	56,333	92,854	110,662
Rest of world	3,358	8,432	10,768	16,961

	$86,488	$120,299	$192,309	$241,646

Significant Customers and Concentration of Credit Risk
For the three months ended December 31, 2011, Fujitsu Limited (Fujitsu) accounted for 14 percent, Infinera Corporation (Infinera) accounted for 11 percent and Ciena Corporation (Ciena) accounted for 10 percent of our revenues. For the six months ended December 31, 2011, Fujitsu accounted for 12 percent and Huawei Technologies Co., Ltd. (Huawei) accounted for 11 percent of our revenues.
For the three months ended January 1, 2011, Huawei accounted for 17 percent, Ciena accounted for 12 percent and Alcatel-Lucent accounted for 11 percent of our revenues. For the six months ended January 1, 2011, Huawei accounted for 16 percent, Alcatel-Lucent accounted for 12 percent and Ciena accounted for 10 percent of our revenues.
As of December 31, 2011, Infinera accounted for 12 percent and Huawei accounted for 10 percent of our accounts receivable. As of July 2, 2011, no customer accounted for 10 percent or more of our accounts receivable.
NOTE 16. SUBSEQUENT EVENTS
On February 2, 2012, we received a $6.4 million advance payment from one of our insurers relating to losses we incurred due to the flooding in Thailand. This payment is a general advance from our insurer against all Thailand flood-related claims and was not specifically identified as reimbursement for any particular loss or claim. We have not included any portion of this advance payment in our condensed consolidated statements of operations for the three and six months ended December 31, 2011 as we are unable to identify whether any portion of the amount received related to losses or expenses which were recognized in flood-related expense for the three and six months ended December 31, 2011.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) the impact to our operations and financial condition attributable to the flooding in Thailand and our ability to obtain insurance recoveries for claims related to such flooding, (ii) our inability to enter into strategic relationships with contract manufacturers, (iii) the impact of continued uncertainty in world financial markets and any resulting or other reduction in demand for our products, (iv) our ability to maintain our gross margin, (v) our ability to respond to evolving technologies and customer requirements, (vi) our ability to develop and commercialize new products in a timely manner, (vii) our ability to protect our intellectual property rights and the resolution of allegations that we infringe the intellectual property rights of others, (viii) our dependence on a limited number of customers for a significant percentage of our revenues, (ix) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do, (x) the effect of fluctuating product mix, currency prices and consumer demand on our financial results, (xi) our performance following the closing of acquisitions, (xii) our potential inability to realize the expected benefits and synergies from our acquisitions, (xiii) increased costs related to downsizing and compliance with regulatory requirements in connection with such downsizing, (xiv) the impact of events beyond our control such as natural disasters, including additional information that will become available in the future regarding the impact of the flooding in Thailand on our results of operations, and political unrest, (xv) the outcome of our currently pending litigation and future litigation that may be brought by or against us, (xvi) our ability to increase our cash reserves and the potential lack of availability of credit or opportunity for equity-based financing on terms acceptable to us and (xvii) the risks associated with our international operations. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.
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
RECENT DEVELOPMENTS
We continue to be in negotiations to transition our Shenzhen assembly and test operations to a major contract manufacturer and we expect this could generate $30 million to $40 million in net cash proceeds in our third or fourth fiscal quarters of 2012, with potential additional consideration to be received in the future, and would include a long term supply agreement with the contract manufacturer. No guarantee can be provided that such transactions will occur, the supply agreement will result in the benefits that we expect or that the transactions will result in us receiving the anticipated cash proceeds and the timing of receipt of such proceeds.

We are continuing to evaluate the broader supply chain implications of the flooding in Thailand across our entire manufacturing operations. Although our management cannot fully quantify the possible impact of the flooding in Thailand on our business, the supply disruption materially and adversely impacted our results of operations, including our revenue, for the second fiscal quarter of 2012, and will materially and adversely affect our results of operations, including our revenue, for at least the next two fiscal quarters. While we believe our insurance coverage, both property and business interruption, will mitigate a portion of the adverse impact, there can be no assurance as to the amount or timing of insurance recoveries.
RESULTS OF OPERATIONS
The following tables set forth our condensed consolidated results of operations for the three and six month periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	December 31, 2011		January 1, 2011		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$86,488	100.0	$120,299	100.0	$(33,811)	(28.1)
Cost of revenues	75,613	87.4	84,556	70.3	(8,943)	(10.6)

Gross profit	10,875	12.6	35,743	29.7	(24,868)	(69.6)

Operating expenses:
Research and development	17,024	19.7	15,696	13.0	1,328	8.5
Selling, general and administrative	14,425	16.7	15,149	12.6	(724)	(4.8)
Amortization of intangible assets	723	0.9	739	0.6	(16)	(2.2)
Restructuring, acquisition and related costs	3,219	3.7	903	0.8	2,316	256.5
Flood-related expense	9,088	10.5	—	—	9,088	n/m	(1)
Legal settlements	—	—	1,678	1.4	(1,678)	(100.0)
Gain (loss) on sale of property and equipment	37	—	(48)	—	85	n/m	(1)

Total operating expenses	44,516	51.5	34,117	28.4	10,399	30.5

Operating income (loss)	(33,641)	(38.9)	1,626	1.3	(35,267)	n/m	(1)
Other income (expense):
Interest income (expense), net	(245)	(0.3)	(470)	(0.4)	225	(47.9)
Gain (loss) on foreign currency translation	1,298	1.5	(1,119)	(0.9)	2,417	n/m	(1)
Other income	2,238	2.6	—	—	2,238	n/m	(1)

Total other income (expense)	3,291	3.8	(1,589)	(1.3)	4,880	n/m	(1)

Income (loss) from continuing operations	(30,350)	(35.1)	37	—	(30,387)	n/m	(1)
Income tax provision	746	0.9	250	0.2	496	198.4

Net loss	$(31,096)	(36.0)	$(213)	(0.2)	$(30,883)	14,499

(1)	Not meaningful.

	Six Months Ended					Increase
	December 31, 2011		January 1, 2011		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$192,309	100.0	$241,646	100.0	$(49,337)	(20.4)
Cost of revenues	157,401	81.8	171,077	70.8	(13,676)	(8.0)

Gross profit	34,908	18.2	70,569	29.2	(35,661)	(50.5)

Operating expenses:
Research and development	34,691	18.0	29,407	12.2	5,284	18.0
Selling, general and administrative	31,959	16.6	29,962	12.4	1,997	6.7
Amortization of intangible assets	1,449	0.8	1,358	0.5	91	6.7
Restructuring, acquisition and related costs	1,454	0.8	1,573	0.6	(119)	(7.6)
Flood-related expense	9,088	4.7	—	—	9,088	n/m	(1)
Legal settlements	—	—	1,678	0.7	(1,678)	(100.0)
Gain (loss) on sale of property and equipment	97	0.1	(69)	—	166	n/m	(1)

Total operating expenses	78,738	41.0	63,909	26.4	14,829	23.2

Operating income (loss)	(43,830)	(22.8)	6,660	2.8	(50,490)	n/m	(1)
Other income (expense):
Interest income (expense), net	(402)	(0.2)	(1,036)	(0.4)	634	(61.2)
Gain (loss) on foreign currency translation	2,690	1.4	(4,706)	(2.0)	7,396	n/m	(1)
Other income	2,238	1.1	—	—	2,238	n/m	(1)

Total other income (expense)	4,526	2.3	(5,742)	(2.4)	10,268	n/m	(1)

Income (loss) from continuing operations before income taxes	(39,304)	(20.5)	918	0.4	(40,222)	n/m	(1)
Income tax provision	1,968	1.0	775	0.3	1,193	153.9

Net income (loss)	$(41,272)	(21.5)	$143	0.1	$(41,415)	n/m	(1)

(1)	Not meaningful.
Revenues
Revenues for the three months ended December 31, 2011 decreased by $33.8 million, or 28 percent, compared with the three months ended January 1, 2011. The decrease was primarily due to the disruption in our business caused by the flooding of our contract manufacturer in Thailand which resulted in the suspension of the manufacturing of a significant number of our products, coupled with a decrease in demand in our telecommunications related markets, largely associated with uncertain global macroeconomic conditions. We expect our revenues to continue to be adversely affected by the flooding in Thailand for at least the next two fiscal quarters.
For the three months ended December 31, 2011, Fujitsu Limited (Fujitsu) accounted for $12.4 million, or 14 percent, Infinera Corporation (Infinera) accounted for $9.1 million, or 11 percent, and Ciena Corporation (Ciena) accounted for $8.3 million, or 10 percent, of our revenues. For the three months ended January 1, 2011, Huawei Technologies Co., Ltd. (Huawei) accounted for $20.9 million, or 17 percent, Ciena accounted for $14.7 million, or 12 percent, and Alcatel-Lucent accounted for $13.5 million, or 11 percent, of our revenues.
Revenues for the six months ended December 31, 2011 decreased by $49.3 million, or 20 percent, compared with the six months ended January 1, 2011. The decrease was largely due to the disruption in our business caused by the flooding of our contract manufacturer in Thailand which resulted in the suspension of the manufacturing of a significant number of our products and a decrease in demand in our telecommunications related markets, largely associated with uncertain global macroeconomic conditions.

For the six months ended December 31, 2011, Fujitsu accounted for $23.8 million, or 12 percent, and Huawei accounted for $21.0 million, or 11 percent, of our revenues. For the six months ended January 1, 2011, Huawei accounted for $39.1 million, or 16 percent, Alcatel-Lucent accounted for $29.5 million, or 12 percent, and Ciena accounted for $25.0 million, or 10 percent, of our revenues.
Cost of Revenues
Our cost of revenues for the three months ended December 31, 2011 decreased by $8.9 million, or 11 percent, compared with the three months ended January 1, 2011. The decrease was primarily related to reduced costs associated with lower volumes of revenue attributable to lower product sales. Our cost of revenues for the six months ended December 31, 2011 decreased by $13.7 million, or 8 percent, compared with the six months ended January 1, 2011. The decrease was primarily related to reduced costs associated with lower volumes of revenue attributable to lower product sales. As part of our Thailand flood recovery efforts, certain of our manufacturing employees were redirected to efforts to restore our production capacity. For the three and six months ended December 31, 2011, costs of revenues were $0.5 million lower than they would have been otherwise as these flood recovery costs have been included in flood-related expense.
Gross Profit
Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.
Our gross margin rate decreased to 13 percent for the three months ended December 31, 2011, compared with 30 percent for the three months ended January 1, 2011. The decrease in gross margin rate was primarily related to the impact of our fixed costs on lower revenues, and correspondingly lower production volumes, caused by the disruption in our business from the flooding in Thailand. While we experienced a significant decline in sales of our products, many of our costs are fixed and did not decline with our revenue. Our gross profit was also unfavorably impacted by approximately $0.5 million as a result of the U.K. pound sterling and the Swiss franc strengthening relative to the U.S. dollar. As part of our Thailand flood recovery efforts, certain of our manufacturing employees were redirected to efforts to restore our production capacity. For the three and six months ended December 31, 2011, gross profit was $0.5 million higher than it would have been otherwise as these flood recovery costs have been included in flood-related expense.
Our gross margin rate decreased to 18 percent for the six months ended December 31, 2011, compared with 29 percent for the six months ended January 1, 2011. The decrease in gross margin rate was primarily due to the impact of our fixed costs on lower revenues, and correspondingly lower production volumes, which is a result of the disruption in our business from the flooding in Thailand, coupled with a lower mix of relatively higher margin 10 Gbps transmission products and a higher mix of less mature 40 Gbps transmission products that are not yet margin optimized. While we experienced a significant decline in sales of our products, many of our costs are fixed and did not decline with our revenue. Our gross profit was also unfavorably impacted by approximately $1.4 million as a result of the Swiss franc strengthening relative to the U.S. dollar and the U.K. pound sterling weakening relative to the U.S. dollar.
Research and Development Expenses
Research and development expenses increased by $1.3 million, or 9 percent, for the three months ended December 31, 2011, compared with the three months ended January 1, 2011. The increase was primarily due to increased investment in research and development resources, primarily personnel-related. Personnel-related costs increased to $9.8 million for the three months ended December 31, 2011, compared with $8.8 million for the three months ended January 1, 2011. Other costs, including the costs of design tools and facilities-related costs increased to $7.2 million for the three months ended December 31, 2011, compared with $6.9 million for the three months ended January 1, 2011. As part of our Thailand flood recovery efforts, certain of our research and development employees were redirected to efforts to restore our production capacity. For the three and six months ended December 31, 2011, research and development expenses were $0.6 million lower than they would have been otherwise as these flood recovery costs have been included in flood-related expense.

Research and development expenses increased by $5.3 million, or 18 percent, for the six months ended December 31, 2011, compared with the six months ended January 1, 2011. The increase was primarily due to increased investment in research and development resources, primarily personnel-related. Personnel-related costs increased to $20.3 million for the six months ended December 31, 2011, compared with $17.1 million for the six months ended January 1, 2011. Other costs, including engineering materials, the costs of design tools and facilities-related costs increased to $14.4 million for the six months ended December 31, 2011, compared with $12.3 million for the six months ended January 1, 2011. Research and development expenses were unfavorably impacted by approximately $0.7 million as a result of the U.K. pound sterling and Swiss franc strengthening relative to the U.S. dollar.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $0.7 million, or 5 percent, for the three months ended December 31, 2011, compared with the three months ended January 1, 2011. Personnel-related costs increased to $9.3 million for the three months ended December 31, 2011, compared with $8.3 million for the three months ended January 1, 2011. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, decreased to $5.1 million for the three months ended December 31, 2011, compared with $6.8 million for the three months ended January 1, 2011.
Selling, general and administrative expenses increased by $2.0 million, or 7 percent, for the six months ended December 31, 2011, compared with the six months ended January 1, 2011. Personnel-related costs increased to $19.4 million for the six months ended December 31, 2011, compared with $16.2 million for the six months ended January 1, 2011. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, decreased to $12.6 million for the six months ended December 31, 2011, compared with $13.8 million for the six months ended January 1, 2011. Selling, general and administrative expenses were unfavorably impacted by approximately $0.6 million as a result of the U.K. pound sterling and Swiss franc strengthening relative to the U.S. dollar.
Restructuring, Acquisition and Related Costs
During the three months ended December 31, 2011 and January 1, 2011, we accrued $0.5 million and $0.4 million, respectively, in employee separation costs related to ongoing restructuring plans. During the three months ended December 31, 2011 and January 1, 2011, we also incurred $1.8 million and $0.6 million, respectively, in external consulting charges associated with the next phase of our optimization of past acquisitions as we focus on the associated infrastructure and processes required to support sustainable growth, including, for the three months ended December 31, 2011, external costs associated with potential transactions to outsource our Shenzhen manufacturing operations.
During the three months ended December 31, 2011, we reviewed the fair value of certain remaining earnout obligations arising from the acquisition of Mintera Corporation (Mintera) and determined that their fair value increased by $0.9 million based on revised estimates of revenues from Mintera products. This $0.9 million increase in fair value was recorded as an increase in restructuring, acquisition and related expenses in the three months ended December 31, 2011.
During each of the six months ended December 31, 2011 and January 1, 2011, we accrued $1.1 million in employee separation costs related to ongoing restructuring plans. We also incurred $2.9 million and $0.6 million of expenses during the six months ended December 31, 2011 and January 1, 2011, respectively, in external consulting charges associated with the next phase of our optimization of past acquisitions as we focus on the associated infrastructure and processes required to support sustainable growth, including, for the six months ended December 31, 2011, external costs associated with potential transactions to outsource of Shenzhen manufacturing operations.
During the six months ended December 31, 2011, we reviewed the fair value of certain remaining earnout obligations arising from the acquisition of Mintera and determined that their fair value decreased by $2.9 million based on revised estimates of revenues from Mintera products. This $2.9 million decrease in fair value was recorded as a decrease in restructuring, acquisition and related expenses during the six months ended December 31, 2011.

Flood-Related Expense
In October 2011, certain areas in Thailand suffered major flooding as a result of monsoons. This flooding had a material impact on our business and results of operations. Our primary contract manufacturer, Fabrinet, suspended operations at two factories located in Chokchai, Thailand and Pinehurst, Thailand. The Chokchai factory suffered extensive flood damage and became inaccessible due to high water levels inside and surrounding the manufacturing facility. As a result of this flooding, we experienced a significant decline in products sales and we incurred significant damage to our inventory and property and equipment located at the Chokchai facility. During the three months ended December 31, 2011, we recorded impairment charges of $4.2 million related to the write-off of the net book value of damaged inventory and $3.0 million related to the write-off of the net book value of property and equipment based on our preliminary estimates of the damage caused by the flooding. These impairment charges are recorded within the operating expense caption flood-related expense in our condensed consolidated statement of operations for the three and six months ended December 31, 2011. Flood-related expense for the three and six months ended December 31, 2011 also includes $1.9 million in personnel-related costs, professional fees and related expenses incurred in connection with our recovery efforts. We continue to evaluate our preliminary estimates of flood-related losses, and in future quarters we may record additional losses for damaged equipment and inventory.
Legal Settlements
Legal settlements expense of $1.7 million during the three and six months ended January 1, 2011 includes amounts reserved in connection with a legal settlement with QinetiQ Limited and in connection with other legal settlements and related legal costs.
Other Income (Expense)
Other income (expense) for the three months ended December 31, 2011 increased by $4.9 million compared with the three months ended January 1, 2011. This increase was primarily due to a $2.2 million gain on the sale of a minority equity investment in a private company in the second quarter of 2012 and a $2.4 million increase in foreign exchange gains from the re-measurement of short term receivables and payables among certain of our wholly-owned international subsidiaries for fluctuations in the U.S. dollar relative to our other local functional currencies during the corresponding periods.
Other income (expense) for the six months ended December 31, 2011 increased by $10.3 million compared with the six months ended January 1, 2011. This increase was primarily due to a $2.2 million gain on the sale of a minority equity investment in a private company in the second quarter of 2012 and a $7.4 million increase in foreign exchange gains from the re-measurement of short term receivables and payables among certain of our wholly-owned international subsidiaries for fluctuations in the U.S. dollar relative to our other local functional currencies during the corresponding periods.
Income Tax Provision
For the three months ended December 31, 2011, our income tax provision of $0.7 million primarily related to our foreign operations. For the three months ended January 1, 2011, our income tax provision of $0.3 million primarily related to income taxes on our operations in Italy and China.
For the six months ended December 31, 2011, our income tax provision of $2.0 million primarily related to our foreign operations. For the six months ended January 1, 2011, our income tax provision of $0.8 million primarily related to income taxes on our operations in Italy and China.
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
We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended July 2, 2011 (2011 Form 10-K) related to revenue recognition and sales returns, inventory valuation, business combinations, impairment of goodwill and other intangible assets, accounting for stock-based compensation and income taxes. It is important that the discussion of our operating results be read in conjunction with the critical accounting policies discussed in our 2011 Form 10-K.
Based on the adverse effects the flooding in Thailand has had on our business and the potential for significant insurance recoveries, we have designated our accounting policy for insurance recoveries as a critical accounting policy beginning in the three months ended December 31, 2011.
Insurance Recoveries
Insurance recoveries related to impairment losses previously recorded and other recoverable expenses will be recognized up to the amount of the related loss or expense in the period that recoveries become realizable. Insurance recoveries under business interruption coverage and insurance recovery gains in excess of amounts previously written off related to impaired inventory and equipment or in excess of other recoverable expenses previously recognized will be recognized when they become realizable and all contingencies have been resolved. The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. Insurance recoveries we receive in future periods will be recorded net of flood-related expense in the condensed consolidated statement of operations. As of December 31, 2011, we have not received any insurance recoveries, nor have we recorded any amounts relating to potential future insurance recoveries in the condensed consolidated statement of operations.
Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash used by operating activities for the six months ended December 31, 2011 was $20.7 million, primarily resulting from a net loss of $41.3 million, partially offset by $16.2 million of non-cash adjustments and a $4.4 million increase in cash due to changes in operating assets and liabilities. The $16.2 million of non-cash adjustments was primarily comprised of $11.2 million of expense related to depreciation and amortization, $7.2 million related to our non-cash flood-related impairments and $3.3 million of expense related to stock-based compensation, partially offset by $2.9 million due to the revaluation of the Mintera earnout liability, $2.2 million gain on the sale of investments and $0.5 million from the amortization of deferred gain from a sales-leaseback transaction. The $4.4 million increase in cash due to changes in operating assets and liabilities was primarily comprised of a $20.1 million decrease in accounts receivable, an $11.7 million decrease in inventory, a $0.3 million decrease in prepaid expenses and other current assets, partially offset by a $25.9 million decrease in accounts payable and a $1.8 million decrease in accrued expenses and other liabilities.

Although our management cannot yet definitively quantify the total impacts of the flooding in Thailand on our business, it is likely that the supply disruption will materially and adversely affect our results of operations, including our revenue, for at least the next two fiscal quarters. There is no assurance that the adverse impact will be limited to the next two fiscal quarters. While we believe our insurance coverage, both property and business interruption, will mitigate a portion of the adverse impact, there can be no assurance as to the amount or timing of insurance recoveries.
Net cash used by operating activities for the six months ended January 1, 2011 was $7.3 million, primarily resulting from an $18.0 million decrease in cash due to changes in operating assets and liabilities, partially offset by net income of $0.1 million and non-cash adjustments of $10.6 million. The $18.0 million decrease in cash due to changes in operating assets and liabilities was comprised of a $14.5 million increase in inventory, a $6.1 million increase in accounts receivable, a $5.3 million decrease in accrued expenses and other liabilities and a $0.2 million increase in prepaid expense and other current assets, partially offset by cash generated from an $8.0 million increase in accounts payable and a $0.1 million decrease in other non-current assets. The $10.6 million of non-cash adjustments was primarily comprised of $8.1 million of expense related to depreciation and amortization and $3.0 million of expense related to stock-based compensation, partially offset by $0.5 million from the amortization of deferred gain from a sales-leaseback transaction.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended December 31, 2011 was $5.6 million, primarily consisting of $9.0 million used in capital expenditures and a $0.1 million increase in restricted cash related to contractual commitments, partially offset by $3.4 million in proceeds from the sale of an investment.
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
Cash Flows from Financing Activities
Net cash provided by financing activities of $19.6 million for the six months ended December 31, 2011 primarily consisted of $19.5 million in borrowings under our revolving credit facility and $0.1 million in proceeds from the issuance of common stock through stock option exercises.
Net cash provided by financing activities of $0.6 million for the six months ended January 1, 2011 primarily resulted from $0.3 million in additional proceeds related to our May 2010 follow-on stock offering due to finalization of our previous estimates of offering related expenses and $0.3 million received from issuance of common stock, primarily through stock option exercises.
Effect of Exchange Rates on Cash and Cash Equivalents for the Six months Ended December 31, 2011 and January 1, 2011
The effect of exchange rates on cash and cash equivalents for the six months ended December 31, 2011 was a decrease of $2.4 million, primarily consisting of $0.7 million in net loss due to the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries and from a loss of approximately $1.7 million related to the revaluation of U.S. dollar denominated operating intercompany payables and receivables of our foreign subsidiaries.
The effect of exchange rates on cash and cash equivalents for the six months ended January 1, 2011 was an increase of $2.2 million, primarily consisting of $0.8 million in net gain due to the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries and from gains of approximately $0.8 million related to the revaluation of U.S. dollar denominated operating intercompany payables and receivables of our foreign subsidiaries.

Credit Facility
As of December 31, 2011, we had a $45.0 million senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders (the Credit Agreement) with an expiration date of August 1, 2014. See Note 7, Credit Agreement, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding this credit facility. As of December 31, 2011, there was $19.5 million outstanding under the Credit Agreement and we were in compliance with all covenants. As of July 2, 2011, there were no amounts outstanding under the Credit Agreement. At December 31, 2011 and July 2, 2011, there were $0.1 million and $1.1 million, respectively, in outstanding standby letters of credit secured under the Credit Agreement. These letters of credit expire at various intervals through April 2014.
Future Cash Requirements
As of December 31, 2011, we held $53.6 million in cash and cash equivalents and $0.6 million in restricted cash. In the future, in order to strengthen our financial position, in the event of unforeseen circumstances, in the event we need to fund our growth in future financial periods, or in the event insurance proceeds are not sufficient or timely enough to offset our expenses or lost revenue associated with the flooding in Thailand, we may need to raise additional funds by any one or a combination of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or other portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all. We continue to be in negotiations to transition our Shenzhen assembly and test operations to a major contract manufacturer and we expect this could generate $30 million to $40 million in proceeds in our third or fourth fiscal quarters of 2012, with potential additional consideration to be received in the future, and which would include a long term supply agreement with the contract manufacturer. In addition to the $6.4 million insurance coverage advance payment we received in February 2012 associated with the flooding in Thailand, we also expect to receive substantial additional insurance proceeds, although neither the amounts nor the timing of such payments can be reasonably estimated at this time.
From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses, such as our merger with Avanex, our acquisitions of Xtellus and Mintera, our exchange of assets agreement with Newport and our sale of a legacy product line in the second quarter of fiscal year 2012. We continue to consider potential acquisition candidates. Any such transactions could result in us issuing a significant number of new equity or debt securities (including promissory notes), the incurrence or assumption of debt, and the utilization of our cash and cash equivalents. We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity securities and/or borrowings. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rates
We finance our operations through a mixture of the issuance of equity securities, finance leases, working capital and by drawing on our Credit Agreement. Our primary exposure to interest rate fluctuations is on our cash deposits and for amounts borrowed under our Credit Agreement. As of December 31, 2011, we had $19.5 million in outstanding borrowings at an average interest rate of 3.37 percent and $0.1 million in outstanding standby letters of credit secured under our Credit Agreement. An increase in our average interest rate on our Credit Agreement of 1.0 percent would increase our annual interest expense by $0.2 million.
We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is generally invested in short-term deposits with banks accessible within one day’s notice and invested in overnight money market accounts. We believe our interest rate risk is immaterial.
Foreign currency
As our business is multinational in scope, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. A significant majority of our revenues are be denominated in U.S. dollars, while a significant portion of our expenses are be denominated in U.K. pounds sterling and the Swiss franc. Fluctuations in the exchange rate between the U.S. dollar, the U.K. pound sterling and the Swiss franc and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese yuan, the Korean won, the Israeli shekel and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen and Shanghai, China; Daejeon, South Korea; Jerusalem, Israel and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.
As of December 31, 2011, our U.K. subsidiary had $53.7 million, net, in U.S. dollar denominated operating intercompany payables and $55.3 million in U.S. dollar denominated net accounts receivable related to sales to external customers. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $0.2 million (U.S. dollar strengthening), or a loss of $0.2 million (U.S. dollar weakening) on the translation of these receivables, which would be recorded as gain (loss) on foreign exchange in our condensed consolidated statement of operations.
Hedging Program
We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to fluctuations between the U.S. dollar and the U.K. pound sterling. We do not currently hedge our exposure to the Chinese yuan, the Korean won, the Israeli shekel, the Swiss franc or the Euro, but we may in the future if conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of December 31, 2011, we held nine outstanding foreign currency forward exchange contracts with a notional value of $7.0 million which include put and call options which expire, or expired, at various dates from January 2012 to September 2012. We have recorded an unrealized loss of $12,000 to accumulated other comprehensive income in connection with marking these contracts to fair value as of December 31, 2011. It is estimated that a 10 percent fluctuation in the dollar between December 31, 2011 and the maturity dates of the put and call instruments underlying these contracts would lead to a profit of $0.5 million dollars (U.S. dollar weakening) or loss of $0.5 million dollars (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.

Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
On June 26, 2001, the first of a number of securities class actions was filed in the United States District Court for the Southern District of New York against New Focus, Inc., now known as Oclaro Photonics, Inc. (New Focus), certain of our officers and directors, and certain underwriters for New Focus’ initial and secondary public offerings. A consolidated amended class action complaint, captioned In re New Focus, Inc. Initial Public Offering Securities Litigation, No. 01 Civ. 5822, was filed on April 20, 2002. The complaint generally alleged that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in New Focus’ initial public offering and sought unspecified damages for claims under the Exchange Act on behalf of a purported class of purchasers of common stock from May 17, 2000 to December 6, 2000.
The lawsuit against New Focus was coordinated for pretrial proceedings with a number of other pending litigations challenging underwriter practices in over 300 cases, as In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS), including actions against Bookham Technology plc, now known as Oclaro Technology Ltd (Bookham Technology) and Avanex Corporation, now known as Oclaro (North America), Inc. (Avanex), and certain of each entity’s respective officers and directors, and certain of the underwriters of their public offerings. In October 2002, the claims against the directors and officers of New Focus, Bookham Technology and Avanex were dismissed, without prejudice, subject to the directors’ and officers’ execution of tolling agreements.
The parties reached a global settlement of the litigation under which the insurers are funding the full amount of the settlement share allocated to New Focus, Bookham Technology and Avanex, and New Focus, Bookham Technology and Avanex bear no financial liability. New Focus, Bookham Technology and Avanex, as well as the officer and director defendants who were previously dismissed from the action pursuant to tolling agreements, receive complete dismissals from the case. The settlement was approved by the Court in 2009 and during the second fiscal quarter of 2012 all remaining appeals contesting the settlement were dismissed or withdrawn.
On December 6, 2010, a bankruptcy preferential transfer avoidance action was filed by Nortel Networks Inc. (Nortel) et al. against Oclaro Technology Ltd. (formerly Bookham Technology Plc.) and Oclaro (North America), Inc. (formerly Avanex Corporation) in the United States Bankruptcy Court for the District of Delaware, Adversary Proceeding No. 10-55919-KG. The complaint alleges, among other things, that Nortel Networks Inc., and/or its affiliated debtors in the Chapter 11 bankruptcy cases also pending before the Delaware Bankruptcy Court (Jointly Administered Case No. 09-10138-KG), made at least $4,593,152 in preferential transfers to the defendants’ predecessors, Bookham Technology Plc. and Avanex Corporation, in the 90 days prior to the commencement of the Nortel Chapter 11 bankruptcy cases on January 14, 2009. Pursuant to a settlement agreement dated October 6, 2011, Oclaro Technology Ltd. and Oclaro (North America), Inc. settled the preference-related claims with Nortel Networks Inc. without any cash payment by Oclaro Technology Ltd. or Oclaro (North America), Inc.. The settlement agreement was approved by the Delaware Bankruptcy Court by an order dated November 28, 2011, and was dismissed by the plaintiff voluntarily and with prejudice on December 14, 2011.

On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (Pension Fund) as lead plaintiff for the putative class. On October 27, 2011, the Pension Fund filed an Amended Complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that defendants issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. On December 12, 2011, defendants filed a motion to dismiss the complaint. That motion is scheduled to be heard on March 23, 2012. Discovery has not commenced, and no trial has been scheduled in this action. We intend to defend this litigation vigorously. We are unable at this time to estimate the effects of these lawsuits on our financial position, results of operations or cash flows.
On June 10, 2011, a purported shareholder, Stanley Moskal, filed a purported derivative action in the Superior Court for the State of California, County of Santa Clara, against us, as nominal defendant, and certain of our current and former officers and directors, as defendants. The case is styled Moskal v. Couder, No. 1:11 CV 202880 (Santa Clara County Super. Ct. filed June 10, 2011). Four other purported shareholders, Matteo Guindani, Jermaine Coney, Jefferson Braman and Toby Aguilar, separately filed substantially similar lawsuits in the United States District Court for the Northern District of California on June 27, June 28, July 7 and July 26, 2011, respectively. By Order dated September 14, 2011, the Guindani, Coney, and Braman actions were consolidated under In re Oclaro, Inc. Derivative Litigation, Lead Case No. 11 Civ. 3176 EMC. On October 5, 2011, the Aguilar action was voluntarily dismissed. Each remaining purported derivative complaint alleges that Oclaro has been, or will be, damaged by the actions alleged in the Westley complaint, and the litigation of the Westley action, and any damages or settlement paid in the Westley action. Each purported derivative complaint alleges counts for breaches of fiduciary duty, waste, and unjust enrichment. Each purported derivative complaint seeks damages and costs of an unspecified amount, as well as injunctive relief. By Order dated November 23, 2011, the parties in the Moskal action agreed that defendants shall not be required to respond to the original complaint, that plaintiff would serve an amended complaint no later than March 9, 2012, and the stay of discovery would remain in effect until further order of the Court or agreement by the parties. By Order dated November 29, 2011, the parties to In re Oclaro, Inc. Derivative Litigation agreed to stay all proceedings, including motion practice and discovery, until such time as (a) the defendants file an answer to any complaint in the Westley Action; or (b) the Westley Action is dismissed in its entirety with prejudice. Discovery has not commenced, and no trial has been scheduled in any of these actions. We are unable at this time to estimate the effects of these lawsuits on our financial position, results of operations or cash flows.
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

RISKS RELATED TO OUR BUSINESS
Our results of operations have been and will be materially and adversely affected by the flooding in Thailand.
In October 2011, certain areas in Thailand suffered major flooding as a result of monsoons. This flooding had a material impact on our business and results of operations. Our primary contract manufacturer, Fabrinet, suspended operations at two factories located in Chokchai, Thailand and Pinehurst, Thailand. The Chokchai factory suffered extensive flood damage and became inaccessible due to high water levels inside and surrounding the manufacturing facility. As a result of this flooding, we experienced a significant decline in products sales and we incurred significant damage to our inventory and property and equipment located at the Chokchai facility. During the three and six months ended December 31, 2011, we recorded impairment charges of $4.2 million related to the write-off of the net book value of damaged inventory and $3.0 million related to the write-off of the net book value of property and equipment based on our preliminary estimates of the damage caused by the flooding and we incurred $1.9 million in personnel-related costs, professional fees and related expenses incurred in connection with our recovery efforts. We continue to evaluate our preliminary estimates of flood-related losses, and in future quarters we may record additional losses for damaged equipment and inventory.
It is possible that our customers could experience supply chain disruptions as a result of other suppliers whose manufacturing operations in Thailand have been impacted by the flooding which could impact our customers’ demand, or the timing of their demand, for our products. It is also possible that our customers will seek alternative suppliers of comparable products if we are unable to meet their supply needs as a result of the flooding in Thailand. Although our management cannot yet definitively quantify the total impacts of the flooding in Thailand on our business, it is likely that the supply disruption will continue to materially and adversely affect our results of operations, including our revenue, for at least the next two fiscal quarters. There is no assurance that the adverse impact will be limited to the next two fiscal quarters. While we believe our insurance coverage, both property and business interruption, will mitigate a portion of the adverse impact, there can be no assurance as to the amount or timing of insurance recoveries, or that the timing or amounts will be sufficient to fully compensate for negative impacts on our operating cash flow during the recovery period. If we do not efficiently and effectively mitigate the impact of the flooding on our business or if the adverse impact extends for a longer period of time than expected, our results of operations would be materially and adversely affected.
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
Fabrinet’s manufacturing operations are located in Thailand. In October 2011, due to flooding in Thailand, Fabrinet suspended operations at both of their factories that supply us with finished goods. Thailand has also been subject to political unrest in the recent past, including the temporary interruption of service at one of its international airports, and may again experience such political unrest in the future. If Fabrinet is unable to supply us with materials or equipment, or if they are unable to ship our materials or equipment out of Thailand due to future flooding or political unrest, this could materially adversely affect our ability to fulfill customer orders and our results of operations.

Any supply deficiencies relating to the quality or quantities of materials or equipment we use to manufacture our products could materially adversely affect our ability to fulfill customer orders and our results of operations. Lead times for the purchase of certain materials and equipment from suppliers have increased and in some cases have limited our ability to rapidly respond to increased demand, and may continue to do so in the future. These conditions have been exacerbated by suppliers, customers and companies reducing their inventory levels in response to the recent macroeconomic downturn. We are currently evaluating the capabilities of additional potential contract manufacturing partners to ensure we have a scalable and cost effective manufacturing strategy appropriate for executing our business objectives over a long-term horizon. To the extent we introduce additional contract manufacturing partners, introduce new products with new partners and/or move existing internal or external production lines to new partners, we could experience supply disruptions during the transition process. In addition, due to our customers’ requirements relating to the qualification of our suppliers and contract manufacturing facilities and operations, we cannot quickly enter into alternative supplier relationships, which prevents us from being able to respond immediately to adverse events affecting our suppliers.
We are negotiating the transition of our Shenzhen assembly and test operations, and a corresponding long term supply agreement, to a major contract manufacturer.
There can be no assurance that our negotiations to transition our Shenzhen assembly and test operations and to enter into a corresponding long term supply agreement with a major contract manufacturer will result in definitive agreements, the closing of such agreements or result in the benefits that we expect. There can be no assurance, therefore, that we will receive the $30 million to $40 million we would expect from such a transition, or the potential additional consideration to be received in the future, or enter into a long term supply agreement on terms acceptable to us. In addition, there can be no assurance that announcing these negotiations will not have an adverse impact on the efficiency of our Shenzhen manufacturing facility prior to, or subsequent to, resolution of these negotiations, which could have an adverse impact on our production output and/or the levels and gross margins of the corresponding product revenues supported by the production output.
In addition, during a similar transition by a competitor, the competitor experienced a work stoppage by their employees. There can be no assurance that transitioning our Shenzhen assembly and test operations will not result in similar adverse impacts, which may negatively impact our revenues and ability to deliver products to our customers.
We have a history of large operating losses and we may not be able to achieve profitability in the future.
We have historically incurred losses and negative cash flows from operations since our inception. As of December 31, 2011, we had an accumulated deficit of $1,167.3 million. For the six months ended December 31, 2011, we incurred a net loss of $41.3 million. For the year ended July 2, 2011 we incurred a loss from continuing operations of $46.4 million. Even though we generated income of $11.0 million from continuing operations for the year ended July 3, 2010, our results of operations are currently being materially and adversely impacted by the flooding in Thailand, and we may not be able to achieve profitability in any future periods. If we are unable to do so, we may need additional financing, which may not be available to us on commercially acceptable terms or at all, to execute on our current or future business strategies. In addition, we are likely to incur material operating losses for at least the next two fiscal quarters as a result of decreased revenue attributable to the flooding in Thailand discussed above.
We may not be able to maintain gross margin levels.
We may not be able to maintain or improve our historical gross margin levels, due to the current economic uncertainty, changes in customer demand (including a change in product mix between different areas of our business) and pricing pressure from increased competition or other factors. During fiscal year 2011, our gross margin decreased compared with fiscal year 2010, and has further decreased for the six months ended December 31, 2011. We attempt to reduce our product costs and improve our product mix to offset price competition and erosion expected in most product categories, but there is no assurance that we will be successful. Our gross margins have been, and will be in the future, adversely impacted for reasons including, but not limited to, fixed manufacturing costs that will not decrease in tandem with lower revenues due to the flooding in Thailand, unfavorable production yields or variances, increases in costs of input parts and materials, the timing of movements in our inventory balances, warranty costs and related returns, changes in foreign currency exchange rates, and possible exposure to inventory valuation reserves. Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations.

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
Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, for the six months ended December 31, 2011 and the years ended July 2, 2011 and July 3, 2010, our three largest customers accounted for 33 percent, 36 percent and 29 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, our revenues for the fiscal quarter ended July 2, 2011 were adversely impacted by a change in customer demand expectations, including a significant change in demand expectations from a particular major customer. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.

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
We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. Accurately forecasting customers’ product needs is difficult. Even though our inventory balances decreased to $83.3 million as of December 31, 2011 from $102.2 million as of July 2, 2011, our quarterly revenues also decreased, to $86.5 million for the fiscal quarter ended December 31, 2011 from $109.2 million for the fiscal quarter ended July 2, 2011. Some of our products and supplies have in the past, and may in the future, become obsolete while in inventory due to rapidly changing customer specifications or a decrease in customer demand. We also have exposure to contractual liabilities to our contract manufacturers for inventories purchased by them on our behalf, based on our forecasted requirements, which may become excess or obsolete. Our inventory balances also represent an investment of cash. To the extent our inventory turns are slower than we anticipate based on historical practice, our cash conversion cycle extends and more of our cash remains invested in working capital. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off non-saleable or obsolete inventory. We have from time to time incurred significant inventory-related charges. Any such charges we incur in future periods could materially and adversely affect our results of operations. Should we enter into a contract to transition our Shenzhen manufacturing facility to a major contract manufacturer we may need to invest in additional inventories during the corresponding transition period, and in the future may be exposed to contractual liabilities to the new contract manufacturer for inventories purchased by them on our behalf.
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
We cannot readily predict the timing, size or success of our future acquisitions. Failure to successfully implement our acquisition plans could have a material adverse effect on our business, prospects, financial condition and results of operations. Even successful acquisitions could have the effect of reducing our cash balances, diluting the ownership interests of existing stockholders or increasing our indebtedness. For example, our acquisition of Xtellus required an immediate issuance of a significant number of newly issued shares of our common stock. In addition, during the first quarter of fiscal year 2012, we issued 0.9 million shares of our common stock related to the settlement of our Xtellus escrow liability. In October 2011, we also issued 0.8 million shares of our common stock to pay a portion of the 12 month Mintera earnout obligation. We could also choose to use shares of our common stock to pay a portion the 18 month Mintera earnout obligation.
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
As of December 31, 2011, we had approximately 2,745 employees in a total of 15 facilities around the world. As a result, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization could have a material adverse effect on our operating results and, as a result, on the market price of our common stock. Certain of these acquisitions have increased our serviceable available markets and scaling the company to address the growth potentially available from addressing these markets, and potentially available within our previously existing markets, creates additional challenges of a similar nature.
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
As of December 31, 2011, we had $10.9 million in goodwill and $18.2 million in other intangible assets on our condensed consolidated balance sheet. In the event that we determine in a future period that impairment of our goodwill, other intangible assets or long-lived assets exists for any reason, we would record additional impairment charges in the period such determination is made, which would adversely impact our financial position and results of operations.
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
Certain of our competitors may not be impacted by the flooding in Thailand and this may place competitive pressures on our ability to recover our flood-affected revenue losses.
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
For the six months ended December 31, 2011 and the fiscal years ended July 2, 2011 and July 3, 2010, 17 percent, 17 percent and 19 percent of our revenues, respectively, were derived from sales to customers located in the United States and 83 percent, 83 percent and 81 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:
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
Our business and operating results are vulnerable to natural disasters, such as earthquakes, fires and floods, as well as other events beyond our control such as power loss, telecommunications failures and uncertainties arising out of terrorist attacks in the United States and armed conflicts overseas. For example, in the second quarter of fiscal year 2012, our results of operations were materially and adversely impacted by the flooding in Thailand, and we expect the results of the flooding in Thailand to continue to materially and adversely impact our results of operations for at least the next two fiscal quarters. Additionally, our corporate headquarters and a portion of our research and development and manufacturing operations are located in Silicon Valley, California. This region in particular has been vulnerable to natural disasters, such as earthquakes. The occurrence of any of these events could pose physical risks to our property and personnel, which may adversely affect our ability to produce and deliver products to our customers. Although we presently maintain insurance against certain of these events, we cannot be certain that our insurance will be adequate to cover any damage sustained by us or by our customers.
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

•	future sales of common stock, or securities convertible into or exercisable for common stock;

•	adverse judgments or settlements obligating us to pay damages;

•	future issuances of common stock in connection with acquisitions or other transactions;

•	acts of war, terrorism, natural disasters and other events that are either unanticipated or uncontrollable by us;

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
We could also choose to use shares of our common stock to pay a portion the 18 month earnout obligation associated with our acquisition of Mintera. The issuance, if any, and subsequent sale of these shares, would dilute our existing stockholders and potentially have a negative impact on our stock price.

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
Our revenues and other operating results are likely to fluctuate significantly in the future. In particular, we anticipate that our results of operations will be adversely affected for at least the next two fiscal quarters as a result of the flooding in Thailand. In addition, the timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, changes in the pricing of our products due to competitive pressures as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, consumer and biotechnology markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase products from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred, could vary significantly.
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
As of December 31, 2011, we held $53.6 million in cash and cash equivalents and $0.6 million in restricted cash. The rapidly changing industry in which we operate, the length of time between developing and introducing a product to market and frequent changing customer specifications for products, among other things, makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations, or be able to draw down on our $45.0 million senior secured revolving credit facility, or otherwise have sufficient capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies.
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

Date: February 8, 2012	OCLARO, INC. (Registrant)
	By:	/s/ Jerry Turin
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

3.3		Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K filed on September 1, 2010 and incorporated herein by reference).

10.1
2011 Employee Stock Purchase Plan (previously filed as Appendix A to our Proxy Statement for our 2011 Annual Meeting of Stockholders, filed with the SEC on September 9, 2011 and incorporated herein by reference).

10.2		Variable Pay Program (previously filed as Appendix B to our Proxy Statement for our 2011 Annual Meeting of Stockholders, filed with the SEC on September 9, 2011 and incorporated herein by reference).

10.3
Form of Executive Severance and Retention Agreement, between Oclaro, Inc. and its executive officers (previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, and incorporated herein by reference).

10.4	(1)(2)	Manufacturing and Purchase Agreement, dated November 9, 2011, between Oclaro, Inc. and Fabrinet.

31.1	(1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2	(1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	(3)	XBRL Instance Document

101.SCH	(3)	XBRL Taxonomy Extension Schema Document

101.CAL	(3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	(3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	(3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	(3)	XBRL Taxonomy Extension Presentation Linkbase Document
(1)	Filed herewith.

(2)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

(3)
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