Form 10-Q/A
period 2011-10-01
OCLARO, INC.
filed 2012-04-27
CIK 1110647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

50,561,677 shares of common stock outstanding as of November 4, 2011

Oclaro, Inc.

Form 10-Q/A

Explanatory Note

This Amendment No. 1 to the quarterly report of Oclaro, Inc. (“Oclaro,” “we,” “us” or “our”) on Form 10-Q/A replaces in its entirety our quarterly report on Form 10-Q for the period ended October 1, 2011, which was originally filed on November 10, 2011 (the “original Form 10-Q”). This amendment is being filed for the purpose of restating certain items in:

•	Part I - Item 1. Financial Statements

•	Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I - Item 4. Controls and Procedures

•	Part II - Item 1A. Risk Factors

•	Part II - Item 6. Exhibits

All other items included in this Amendment No. 1 are as originally filed.

The financial statements included in our original Form 10-Q, including the calculation of our income tax provision, were prepared based on management’s determination of the existence of certain net operating loss carryforwards in a foreign jurisdiction. In July 2011, the Company received notice that these net operating loss carry forwards were subject to loss if not successfully appealed within 30 days. Subsequent to our filing of the original Form 10-Q, we have determined that the net operating loss carryforwards in this foreign jurisdiction became fully impaired during the three months ended October 1, 2011, as this is the period our right to appeal their loss lapsed. The effect of this impairment was to increase our income tax provision by $4.4 million for the three months ended October 1, 2011 and to decrease our current deferred tax assets by $0.7 million, increase our income taxes payable by $3.5 million and increase our accumulated other comprehensive income by $0.3 million at October 1, 2011. The recognition of additional income tax provision due to the impairment increased our net loss by $4.4 million and increased our net loss per share to $0.29 per share for the three months ended October 1, 2011.

The increase in net loss due to this restatement has been offset in the condensed consolidated statement of cash flows by changes in operating assets and liabilities. There is no change to our net cash used in operating activities.

This restatement is described in Note 1, Basis of Preparation and Restatement to the Notes to Condensed Consolidated Financial Statements.

This Amendment No. 1 to the Form 10-Q for the period ended October 1, 2011 contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q, other than the restatement for the matter discussed above. Such events include, among other things, the events described in our current reports on Form 8-K and our quarterly report on Form 10-Q filed after the date of the original Form 10-Q. Concurrent with our filing of this Amendment No. 1, we will file an amended Form 10-Q for the second quarter of fiscal 2012.

OCLARO, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

OCLARO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands, except par value)

(Unaudited)

	October 1, 2011	July 2, 2011
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$51,051	$62,783
Restricted cash	631	574
Accounts receivable, net	81,219	82,868
Inventories	100,535	102,201
Prepaid expenses and other current assets	12,223	16,495

Total current assets	245,659	264,921

Property and equipment, net	69,470	69,374
Goodwill	10,904	10,904
Other intangible assets, net	18,919	19,698
Other non-current assets	13,964	10,277

Total assets	$358,916	$375,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,349	$66,179
Accrued expenses and other liabilities	50,561	60,703
Line of credit payable	19,500	—

Total current liabilities	121,410	126,882

Deferred gain on sale-leaseback	12,345	12,920
Other non-current liabilities	6,196	6,277

Total liabilities	139,951	146,079

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 90,000 shares authorized; 50,560 and 50,476 shares issued and outstanding at October 1, 2011 and July 2, 2011, respectively	506	505
Additional paid-in capital	1,322,663	1,313,931
Accumulated other comprehensive income	36,449	40,730
Accumulated deficit	(1,140,653)	(1,126,071)

Total stockholders’ equity	218,965	229,095

Total liabilities and stockholders’ equity	$358,916	$375,174

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	October 1, 2011		October 2, 2010
	(Restated)
Revenues	$105,821		$121,347
Cost of revenues	81,788		86,521

Gross profit	24,033		34,826

Operating expenses:
Research and development	17,667		13,711
Selling, general and administrative	17,534		14,813
Amortization of intangible assets	726		619
Restructuring, acquisition and related costs	(1,765)		670
(Gain) loss on sale of property and equipment	60		(21)

Total operating expenses	34,222		29,792

Operating income (loss)	(10,189)		5,034
Other income (expense):
Interest income (expense), net	(157)		(566)
Gain (loss) on foreign currency translation	1,392		(3,587)

Total other income (expense)	1,235		(4,153)

Income (loss) before income taxes	(8,954)		881
Income tax provision	5,628		525

Net income (loss)	$(14,582)		$356

Net income (loss) per share:
Basic	$(0.29	) $	0.01
Diluted	$(0.29	) $	0.01
Shares used in computing net income (loss) per share:
Basic	49,448		48,115
Diluted	49,448		50,984

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Three Months Ended
	October 1, 2011	October 2, 2010
	(Restated)
Cash flows from operating activities:
Net income (loss)	$(14,582)	$356
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred gain on sale-leaseback	(228)	(231)
Depreciation and amortization	5,842	3,833
Adjustment in fair value of earnout obligation	(3,789)	—
Stock-based compensation expense	1,583	1,358
Other non-cash adjustments	60	(21)
Changes in operating assets and liabilities:
Accounts receivable, net	(435)	(583)
Inventories	(262)	(4,902)
Prepaid expenses and other current assets	294	(258)
Other non-current assets	(337)	86
Accounts payable	(13,833)	6,252
Accrued expenses and other liabilities	2,178	(6,896)

Net cash used in operating activities	(23,509)	(1,006)

Cash flows from investing activities:
Purchases of property and equipment	(6,220)	(6,882)
Proceeds from sales of property and equipment	—	21
Transfer from (to) restricted cash	(78)	1,696
Cash paid for acquisition	—	(10,482)

Net cash used in investing activities	(6,298)	(15,647)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	61	516
Proceeds from borrowings under line of credit	19,500	—

Net cash provided by financing activities	19,561	516

Effect of exchange rate on cash and cash equivalents	(1,486)	78
Net decrease in cash and cash equivalents	(11,732)	(16,059)
Cash and cash equivalents at beginning of period	62,783	107,176

Cash and cash equivalents at end of period	$51,051	$91,117

Supplemental disclosures of non-cash transactions:
Issuance of common stock to settle Xtellus escrow liability	$7,000	$—

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PREPARATION AND RESTATEMENT

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

Restatement

The financial statements included in our original Form 10-Q, including the calculation of our income tax provision, were prepared based on management’s determination of the existence of certain net operating loss carryforwards in a foreign jurisdiction. In July 2011, the Company received notice that these net operating loss carryforwards were subject to loss if not successfully appealed within 30 days. Subsequent to our filing of the original Form 10-Q, we have determined that the net operating loss carryforwards in this foreign jurisdiction became fully impaired during the three months ended October 1, 2011, as this is the period our right to appeal their loss lapsed. As a result of this impairment, our financial statements have been restated as follows:

Condensed Consolidated Statement of Operations

	Three Months Ended October 1, 2011
	As Originally Reported	Adjustments	As Restated
	(Thousands, except per share amounts)
Income tax provision	$1,222	$4,406	$5,628
Net income (loss)	(10,176)	(4,406)	(14,582)
Net loss per share - basic and diluted	$(0.21)	$(0.09)	$(0.29)

Condensed Consolidated Balance Sheet

	As of October 1, 2011
	As Originally Reported	Adjustments	As Restated
		(Thousands)
Prepaid expenses and other current assets	$12,887	$(664)	$12,223
Total current assets	246,323	(664)	245,659
Total assets	359,580	(664)	358,916

Accrued expenses and other liabilities	47,111	3,450	50,561
Total current liabilities	117,960	3,450	121,410
Total liabilities	136,501	3,450	139,951
Accumulated other comprehensive income	36,157	292	36,449
Accumulated deficit	(1,136,247)	(4,406)	(1,140,653)
Total stockholders’ equity	223,079	(4,114)	218,965
Total liabilities and stockholders’ equity	359,580	(664)	358,916

Condensed Consolidated Statement of Cash Flows

	Three Months Ended October 1, 2011
	As Originally Reported	Adjustments	As Restated
		(Thousands)
Cash flows from operating activities:
Net income (loss)	$(10,176)	(4,406)	$(14,582)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(370)	664	294
Accrued expenses and other liabilities	(1,564)	3,742	2,178
Net cash used in operating activities	(23,509)	—	(23,509)

NOTE 2. RECENT ACCOUNTING STANDARDS

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-09, which updates Accounting Standards Codification (ASC) Subtopic 715-80, Compensation – Retirement Benefits – Multiemployer Plans, enhancing disclosures by requiring transparency about the nature of the commitments and risks involved in participating in multiemployer pension plans. We intend to adopt ASU No. 2011-09 on January 1, 2012, the first day of our third fiscal quarter. The adoption of this update is not expected to have a material effect on our condensed consolidated financial statements, but will require certain additional disclosures.

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

Level 1 –	Quoted prices in active markets for identical assets or liabilities.

Level 2 –	Inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices of identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 –	Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at October 1, 2011:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
		(Thousands)
Assets:
Cash and cash equivalents:
Money market funds	$19,734	$—	$—	$19,734
Prepaid expenses and other current assets:
Unrealized loss on currency instruments designated as cash flow hedges	—	(25)	—	(25)
Other non-current assets:
Marketable securities	158	—	—	158

Total assets measured at fair value	$19,892	$(25)	$—	$19,867

Liabilities:
Accrued expenses and other liabilities:
Earnout obligations for Mintera acquisition	$—	$—	$12,351	$12,351

Total liabilities measured at fair value	$—	$—	$12,351	$12,351

The following table provides details regarding the changes in assets and liabilities classified within Level 3 from July 2, 2011 to October 1, 2011:

Accrued Expenses and Other Liabilities
(Thousands)
Balance at July 2, 2011	$16,140
Fair value adjustment to Mintera earnout obligations	(3,789)

Balance at October 1, 2011	$12,351

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

NOTE 5. BALANCE SHEET DETAILS

The following table provides details regarding our cash and cash equivalents at the dates indicated:

	October 1, 2011	July 2, 2011
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$31,317	$42,585
Money market funds	19,734	20,198

	$51,051	$62,783

The following table provides details regarding our inventories at the dates indicated:

	October 1, 2011	July 2, 2011
	(Thousands)
Inventories:
Raw materials	$39,093	$38,863
Work-in-process	38,884	37,084
Finished goods	22,558	26,254

	$100,535	$102,201

The following table provides details regarding our property and equipment, net at the dates indicated:

	October 1, 2011	July 2, 2011
	(Thousands)
Property and equipment, net:
Buildings	$17,513	$17,640
Plant and machinery	154,647	149,120
Fixtures, fittings and equipment	1,779	1,802
Computer equipment	15,467	14,235

	189,406	182,797
Less: Accumulated depreciation	(119,936)	(113,423)

	$69,470	$69,374

The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	October 1, 2011	July 2, 2011
	(Restated)
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$3,386	$6,241
Compensation and benefits related accruals	8,958	11,097
Earnout obligations for Mintera acquisition	12,351	16,140
Escrow liability for Xtellus acquisition	—	7,000
Warranty accrual	2,312	2,175
Other accruals	23,554	18,050

	$50,561	$60,703

The following table presents the components of accumulated other comprehensive income at the dates indicated:

	October 1, 2011	July 2, 2011
	(Restated)
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$39,342	$43,536
Unrealized gain (loss) on currency instruments designated as cash flow hedges	(25)	54
Unrealized loss on marketable securities	(147)	(139)
Adjustment for Swiss defined benefit plan	(2,721)	(2,721)

	$36,449	$40,730

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

NOTE 7. POST-RETIREMENT BENEFITS

We have a pension plan covering employees of our Swiss subsidiary (the Swiss Plan). Net periodic pension costs associated with our Swiss Plan for the three months ended October 1, 2011 and October 2, 2010 included the following:

	Three Months Ended
	October 1, 2011	October 2, 2010
	(Thousands)
Service cost	$628	$419
Interest cost	215	176
Expected return on plan assets	(281)	(232)

Net periodic pension costs	$562	$363

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

The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended
	October 1, 2011	October 2, 2010
	(Thousands)
Warranty provision - beginning of period	$2,175	$2,437
Warranties assumed in acquisitions	—	357
Warranties issued	677	432
Warranties utilized or expired	(490)	(564)
Currency translation adjustment	(50)	74

Warranty provision - end of period	$2,312	$2,736

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

NOTE 9. STOCKHOLDERS’ EQUITY

Comprehensive Income

For the three months ended October 1, 2011 and October 2, 2010, comprehensive income is primarily comprised of our net income, changes in the unrealized gain (loss) on currency instruments designated as cash flow hedges, unrealized loss on short-term investments and currency translation adjustments. The components of comprehensive income were as follows for the periods indicated:

	Three Months Ended
	October 1, 2011	October 2, 2010
	(Restated)
	(Thousands)
Net income (loss)	$(14,582)	$356
Other comprehensive income (loss):
Currency translation adjustments	(4,194)	5,613
Unrealized gain (loss) on currency instruments designated as cash flow hedges	(79)	323
Unrealized loss on marketable securities	(8)	—

Comprehensive income (loss)	$(18,863)	$6,292

Warrants

The following table summarizes activity relating to warrants to purchase our common stock:

	Warrants Outstanding	Weighted- Average Exercise Price
	(Thousands)
Balance at July 2, 2011	1,398	$16.18
Expired on September 1, 2011	(580)	20.00

Balance at October 1, 2011	818	$13.48

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

The following table summarizes the combined activity under all of our equity incentive plans for the three months ended October 1, 2011:

	Shares Available For Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at July 2, 2011	3,727	3,350	$9.38	799	$10.15
Granted	(906)	359	4.37	438	4.35
Granted - performance stock units	(250)	—	—	200	4.33
Exercised or released	—	(23)	2.65	(125)	11.88
Cancelled or forfeited	82	(150)	17.09	(37)	10.01

Balances at October 1, 2011	2,653	3,536	8.93	1,275	7.13

Supplemental disclosure information about our stock options outstanding as of October 1, 2011 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options exercisable at October 1, 2011	1,738	$9.97	6.4	$640
Options outstanding at October 1, 2011	3,536	$8.93	7.5	972

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

	Three Months Ended
	October 1, 2011	October 2, 2010
Expected life	4.8 years	4.5 years
Risk-free interest rate	1.0%	1.3%
Volatility	92.8%	96.6%
Dividend yield	—	—

The amounts included in cost of revenues and operating expenses for stock-based compensation for the three months ended October 1, 2011 and October 2, 2010 were as follows:

	Three Months Ended
	October 1, 2011	October 2, 2010
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$309	$310
Research and development	367	318
Selling, general and administrative	907	730

	$1,583	$1,358

Stock-based compensation by type of award:
Stock options	$884	$763
Restricted stock awards	788	642
Inventory adjustment to cost of revenues	(89)	(47)

	$1,583	$1,358

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

NOTE 13. NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	October 1, 2011	October 2, 2010
	(Restated)
	(Thousands, except per share amounts)
Net income (loss)	$(14,582)	$356

Weighted-average shares - basic	49,448	48,115
Effect of dilutive potential common shares from:
Stock options	—	1,657
Restricted stock awards	—	770
Obligations under escrow agreement	—	442

Weighted-average shares - diluted	49,448	50,984

Net income (loss) per share - basic	$(0.29)	$0.01
Net income (loss) per share - diluted	$(0.29)	$0.01

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

NOTE 14. GEOGRAPHIC AND CUSTOMER CONCENTRATION INFORMATION

Geographic Information

The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended
	October 1, 2011	October 2, 2010
	(Thousands)
United States	$16,902	$19,664
Canada	5,909	3,401
Europe	26,294	35,424
Asia	49,306	54,329
Rest of world	7,410	8,529

	$105,821	$121,347

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target” and other words of similar meaning in connection with discussion of future operating or financial performance. These forward-looking statements include statements concerning (i) potential future financial results, (ii) the impact of acquisitions on our financial performance, including without limitation, accretion or dilution, gross margin, operating income and cash usage, (iii) future expense levels and sources for improvement of gross margin and operating expenses, including supply chain synergies, optimizing mix of product offerings, transition to higher margin product offerings and benefits of combined research and development and sales organizations, (iv) the expected financial opportunities after mergers or acquisitions and the expected synergies related thereto, (v) opportunities to grow in adjacent markets, (vi) our organizational restructuring with the formation of two new business units focused on photonic components and optical networks solutions, (vii) the potential impact of the flooding in Thailand on our product supply and on results of operations, (viii) the potential outsourcing of our Shenzhen assembly and test operations to a major contract manufacturer and the expected proceeds to us from such transaction, and the entrance into a supply agreement in connection with such transaction, and (ix) the assumptions underlying such statements. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) the impact to our operations and financial condition attributable to the flooding in Thailand, (ii) our inability to reach final terms, enter into a definitive agreement or consummate the outsourcing of our Shenzhen assembly and test operations to a major contract manufacturer (and no guarantee can be provided that such transaction will occur, the supply agreement will result in the benefits that we expect or the transaction will result in us receiving the anticipated cash proceeds and the timing of receipt of such proceeds), (iii) the impact of continued uncertainty in world financial markets and any resulting or other reduction in demand for our products, (iv) our ability to maintain our gross margin, (v) our ability to respond to evolving technologies and customer requirements, (vi) our ability to develop and commercialize new products in a timely manner, (vii) our ability to protect our intellectual property rights and the resolution of allegations that we infringe the intellectual property rights of others, (viii) our dependence on a limited number of customers for a significant percentage of our revenues, (ix) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do, (x) the effect of fluctuating product mix, currency prices and consumer demand on our financial results, (xi) our performance following the closing of acquisitions, (xii) our potential inability to realize the expected benefits and synergies from our acquisitions, (xiii) increased costs related to downsizing and compliance with regulatory requirements in connection with such downsizing, (xiv) the impact of events beyond our control such as natural disasters, including additional information that will become available in the future regarding the impact of the flooding in Thailand on our results of operations, and political unrest, (xv) the outcome of our currently pending litigation and future litigation that may be brought by or against us, (xvi) the potential lack of availability of credit or opportunity for equity-based financing and (xvii) the risks associated with our international operations. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.

RESTATEMENT

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement of the condensed consolidated balance sheet as of October 1, 2011, the condensed consolidated statement of operations for the three months ended October 1, 2011, and the condensed consolidated statement of cash flows for the three months ended October 1, 2011. For a more detailed description of this restatement, see Note 1, Basis of Preparation and Restatement, in the accompanying Notes to Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The following tables set forth our condensed consolidated results of operations for the three month periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended				Change	Increase (Decrease)
	October 1, 2011		October 2, 2010
	(Restated)				(Restated)	(Restated)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$105,821	100.0	$121,347	100.0	$(15,526)	(12.8)
Cost of revenues	81,788	77.3	86,521	71.3	(4,733)	(5.5)

Gross profit	24,033	22.7	34,826	28.7	(10,793)	(31.0)

Operating expenses:
Research and development	17,667	16.7	13,711	11.3	3,956	28.9
Selling, general and administrative	17,534	16.6	14,813	12.2	2,721	18.4
Amortization of intangible assets	726	0.7	619	0.5	107	17.3
Restructuring, acquisition and related costs	(1,765)	(1.7)	670	0.6	(2,435)	n/m	(1)
(Gain) loss on sale of property and equipment	60	—	(21)	—	81	n/m	(1)

Total operating expenses	34,222	32.3	29,792	24.6	4,430	14.9

Operating income (loss)	(10,189)	(9.6)	5,034	4.1	(15,223)	n/m	(1)
Other income (expense):
Interest income (expense), net	(157)	(0.1)	(566)	(0.5)	409	(72.3)
Gain (loss) on foreign currency translation	1,392	1.3	(3,587)	(2.9)	4,979	n/m	(1)

Total other income (expense)	1,235	1.2	(4,153)	(3.4)	5,388	n/m	(1)

Income (loss) before income taxes	(8,954)	(8.4)	881	0.7	(9,835)	n/m	(1)
Income tax provision	5,628	5.4	525	0.4	5,103	972.0

Net income (loss)	$(14,582)	(13.8)	$356	0.3	$(14,938)	n/m	(1)

(1)	Not meaningful.

Revenues

Revenues for the three months ended October 1, 2011 decreased by $15.5 million, or 13 percent, compared to the three months ended October 2, 2010. The decrease was primarily due to inventory corrections and a decrease in demand in our telecommunications related markets, largely associated with uncertain global macroeconomic conditions. See “Recent Developments” for a discussion of the impact on our future results of operations as a result of the flooding in Thailand.

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

Income Tax Provision (Benefit)

In this Amendment No.1 to Form 10-Q, we have restated our income tax provision from the amounts originally reported. See Note 1 to our condensed consolidated financial statements for further discussion of this restatement.

For the three months ended October 1, 2011 and October 2, 2010, our income tax provisions of $5.6 million and $0.5 million, respectively, primarily related to our foreign operations. During the three months ended October 1, 2011, $4.4 million of the total expense was due to the impact of the impairment of certain net operating loss carryforwards in a foreign jurisdiction.

Due to the uncertainty surrounding the realization of our tax attributes, we have recorded a full valuation allowance against our foreign and domestic deferred tax assets as of October 1, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

Net cash used by operating activities for the three months ended October 1, 2011 was $23.5 million, primarily resulting from a net loss of $14.6 million and a $12.4 million decrease in cash due to changes in operating assets and liabilities, partially offset by non-cash adjustments of $3.5 million. The $12.4 million decrease in cash due to changes in operating assets and liabilities was comprised of a $13.8 million decrease in accounts payable, a $0.4 million increase in accounts receivable, a $0.3 million increase in other non-current assets and a $0.3 million increase in inventory, partially offset by a $2.2 million increase in accrued expenses and other liabilities and a $0.3 million decrease in prepaid expense and other current assets. The $3.5 million increase in cash resulting from non-cash adjustments primarily consisted of $5.8 million of expense related to depreciation and amortization and $1.6 million of expense related to stock-based compensation, offset in part by $3.8 million due to the revaluation of the Mintera earnout liability and $0.2 million from the amortization of deferred gain from a sales-leaseback transaction.

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

At the time that our Form 10-Q for the quarter ended October 1, 2011 was filed on November 10, 2011, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2011. Subsequent to that evaluation, the Company identified a material weakness related to accounting for income taxes. The material weakness was a lack of sufficient monitoring controls over the preparation and filing of foreign income tax returns. We are implementing enhancements to our internal controls over financial reporting, including adding additional monitoring controls over the preparation and filing of foreign income tax returns, to provide reasonable assurance that errors and control deficiencies in our accounting for income taxes will not recur.

Notwithstanding this material weakness, management, based upon the work performed during the restatement process, has concluded that our condensed consolidated financial statements included in this amended Form 10-Q are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of a material weakness in our internal control over financial reporting relating to the accounting for income taxes, our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of October 1, 2011.

Except with respect to the material weakness noted above, there was no change in our internal control over financial reporting during the three months ended October 1, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are negotiating the outsourcing of our Shenzhen assembly and test operations, and a corresponding long term supply agreement, with a major contract manufacturer.

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

We have historically incurred losses and negative cash flows from operations since our inception. As of October 1, 2011, we had an accumulated deficit of $1,140.7 million. For the three months ended October 1, 2011, we incurred a net loss of $14.6 million. For the year ended July 2, 2011 we incurred a loss from continuing operations of $46.4 million. Even though we generated income of $11.0 million from continuing operations for the year ended July 3, 2010, we may not be able to achieve profitability in any future periods. If we are unable to do so, we may need additional financing, which may not be available to us on commercially acceptable terms or at all, to execute on our current or future business strategies.

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

In connection with the restatement of our previously issued consolidated financial statements as of and for the quarter ended October 1, 2011, our management re-evaluated the effectiveness of our disclosure controls and procedures. As a result of that re-evaluation, our management determined that a material weakness existed in our internal controls over financial reporting such that our disclosure controls and procedures related to accounting for income taxes were not effective as of October 1, 2011. Additional information regarding the restatement is contained in Note 1 to the condensed consolidated financial statements included in this Form 10-Q/A. We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our condensed consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

For a description of our current material litigation, see Part II, Item 1 – Legal Proceedings of this Quarterly Report on Form 10-Q.

In addition, from time to time, we have been a party to certain intellectual property infringement litigation as more fully described above under “Risks Related to Our Business – Our products may infringe the intellectual property rights of others, which could result in expensive litigation or require us to obtain a license to use the technology from third parties, or we may be prohibited from selling certain products in the future.”

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

When the market price of a stock experiences a sharp decline, as our stock price recently has, holders of that stock have occasionally brought securities class action litigation against the company that issued the stock. Several securities class action lawsuits have been filed against us and certain of our current and former officers and directors. Each purported derivative complaint alleges, among other things, counts for breaches of fiduciary duty, waste, and unjust enrichment. For a description of these lawsuits, see Part II, Item 1 – Legal Proceedings of this Quarterly Report on Form 10-Q. These lawsuits will likely divert the time and attention of our management. In addition, if these suits are resolved in a manner adverse to us, the damages we could be required to pay may be substantial and could have an adverse impact on our results of operations and our ability to operate our business.

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

The exhibits filed as part of this Amendment No. 1 to Quarterly Report on Form 10-Q, or incorporated by reference, are listed on the Exhibit Index immediately preceding such exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCLARO, INC.
(Registrant)

Date: April 27, 2012	By:	/s/ JERRY TURIN
Jerry Turin
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws of Oclaro, Inc., including Amendments No. 1 and No. 2 thereto (formerly Bookham, Inc.) (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-8 dated May 5, 2009 and incorporated herein by reference)

3.2	Amendment No. 3 to Amended and Restated By-Laws of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 28, 2011 and incorporated herein by reference).

3.3	Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K filed on September 1, 2010 and incorporated herein by reference)

10.1	2011 Employee Stock Purchase Plan (previously filed as Appendix A to our Proxy Statement for our 2011 Annual Meeting of Stockholders, filed with the SEC on September 9, 2011 and incorporated herein by reference)

10.2	Variable Pay Program (previously filed as Appendix B to our Proxy Statement for our 2011 Annual Meeting of Stockholders, filed with the SEC on September 9, 2011 and incorporated herein by reference)

10.3	Form of Executive Severance and Retention Agreement, between Oclaro, Inc. and its executive officers. (previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2011 and incorporated herein by reference)

31.1 (1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.