Form 10-Q/A
period 2011-12-31
OCLARO, INC.
filed 2012-04-27
CIK 1110647

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

Oclaro, Inc.

Form 10-Q/A

Explanatory Note

This Amendment No. 1 to the quarterly report of Oclaro, Inc. (“Oclaro,” “we,” “us” or “our”) on Form 10-Q/A replaces in its entirety our quarterly report on Form 10-Q for the period ended December 31, 2011, which was originally filed on February 8, 2012. This amendment is being filed for the purpose of restating certain items in:

•	Part I - Item 1. Financial Statements

•	Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Part I - Item 4. Controls and Procedures

•	Part II - Item 1A. Risk Factors

•	Part II - Item 6. Exhibits

All other items included in this Amendment No. 1 are as originally filed.

The financial statements included in our original Form 10-Q, including the calculation of our income tax provision, were prepared based on management’s determination of the existence of certain net operating loss carryforwards in a foreign jurisdiction. In July 2011, the Company received notice that these net operating loss carryforwards were subject to loss if not successfully appealed within 30 days. Subsequent to our filing of the original Form 10-Q, we have determined that the net operating loss carryforwards in this foreign jurisdiction became fully impaired during the three months ended October 1, 2011, as this is the period our right to appeal their loss lapsed. The effect of this impairment was to increase our income tax provision by $4.1 million for the six months ended December 31, 2011, and to increase our income taxes payable by $3.8 million and our accumulated other comprehensive income by $0.3 million at December 31, 2011. The recognition of additional income tax provision due to the impairment increased our net loss by $4.1 million for the six months ended December 31, 2011 and decreased our net loss by $0.3 million for the three months ended December 31, 2011. Our net loss per share increased to $0.91 per share for the six months ended December 31, 2011.

The increase in net loss due to this restatement has been offset in the condensed consolidated statement of cash flows by changes in operating assets and liabilities. There is no change to our net cash used in operating activities.

This restatement is described in Note 1, Basis of Preparation and Restatement to the Notes to Condensed Consolidated Financial Statements.

This Amendment No. 1 to the Form 10-Q for the period ended December 31, 2011 contains currently dated certifications as Exhibits 31.1, 31.2, 32.1 and 32.2. This Amendment No. 1 does not reflect events occurring after the filing of the original Form 10-Q, other than the restatement for the matter discussed above. Such events include, among other things, the events described in our current reports on Form 8-K filed after the date of this original Form 10-Q. Concurrent with our filing of this Amendment No. 1, we will file an amended Form 10-Q for the first quarter of fiscal 2012.

OCLARO, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

OCLARO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Thousands, except par value)

(Unaudited)

	December 31, 2011	July 2, 2011
	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$53,628	$62,783
Restricted cash	593	574
Accounts receivable, net	59,730	82,868
Inventories	83,306	102,201
Prepaid expenses and other current assets	11,932	16,495

Total current assets	209,189	264,921

Property and equipment, net	63,831	69,374
Other intangible assets, net	18,172	19,698
Goodwill	10,904	10,904
Other non-current assets	12,486	10,277

Total assets	$314,582	$375,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,730	$66,179
Accrued expenses and other liabilities	48,460	60,703
Line of credit payable	19,500	—

Total current liabilities	106,690	126,882

Deferred gain on sale-leaseback	11,961	12,920
Other non-current liabilities	6,056	6,277

Total liabilities	124,707	146,079

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 90,000 shares authorized; 51,455 and 50,476 shares issued and outstanding at December 31, 2011 and July 2, 2011, respectively	515	505
Additional paid-in capital	1,327,114	1,313,931
Accumulated other comprehensive income	33,727	40,730
Accumulated deficit	(1,171,481)	(1,126,071)

Total stockholders’ equity	189,875	229,095

Total liabilities and stockholders’ equity	$314,582	$375,174

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(Restated)		(Restated)
Revenues	$86,488	$120,299	$192,309	$241,646
Cost of revenues	75,613	84,556	157,401	171,077

Gross profit	10,875	35,743	34,908	70,569
Operating expenses:
Research and development	17,024	15,696	34,691	29,407
Selling, general and administrative	14,425	15,149	31,959	29,962
Amortization of intangible assets	723	739	1,449	1,358
Restructuring, acquisition and related costs	3,219	903	1,454	1,573
Flood-related expense	9,088	—	9,088	—
Legal settlements	—	1,678	—	1,678
Gain (loss) on sale of property and equipment	37	(48)	97	(69)

Total operating expenses	44,516	34,117	78,738	63,909

Operating income (loss)	(33,641)	1,626	(43,830)	6,660
Other income (expense):
Interest income (expense), net	(245)	(470)	(402)	(1,036)
Gain (loss) on foreign currency translation, net	1,298	(1,119)	2,690	(4,706)
Other income	2,238	—	2,238	—

Total other income (expense)	3,291	(1,589)	4,526	(5,742)

Income (loss) before income taxes	(30,350)	37	(39,304)	918
Income tax provision	478	250	6,106	775

Net income (loss)	$(30,828)	$(213)	$(45,410)	$143

Net income (loss) per share:
Basic	$(0.61)	$—	$(0.91)	$—
Diluted	$(0.61)	$—	$(0.91)	$—
Shares used in computing net income (loss) per share:
Basic	50,492	48,262	49,970	48,189
Diluted	50,492	48,262	49,970	51,109

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Thousands)

(Unaudited)

	Six Months Ended
	December 31, 2011	January 1, 2011
	(Restated)
Cash flows from operating activities:
Net income (loss)	$(45,410)	$143
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred gain on sale-leaseback	(454)	(458)
Depreciation and amortization	11,189	8,053
Adjustment in fair value of earnout obligation	(2,859)	—
Flood-related non-cash losses	7,180	—
Stock-based compensation expense	3,258	3,032
Other non-cash adjustments	(2,141)	(70)
Changes in operating assets and liabilities:
Accounts receivable, net	20,084	(6,135)
Inventories	11,748	(14,450)
Prepaid expenses and other current assets	265	(238)
Other non-current assets	(41)	105
Accounts payable	(25,867)	8,033
Accrued expenses and other liabilities	2,366	(5,348)

Net cash used in operating activities	(20,682)	(7,333)

Cash flows from investing activities:
Purchases of property and equipment	(9,035)	(18,681)
Proceeds from sales of property and equipment	—	69
Proceeds from sales of investments	3,438	—
Transfers (to) from restricted cash	(52)	3,693
Cash paid for acquisition	—	(10,482)

Net cash used in investing activities	(5,649)	(25,401)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	71	625
Proceeds from borrowings under line of credit	19,500	—

Net cash provided by financing activities	19,571	625

Effect of exchange rate on cash and cash equivalents	(2,395)	2,212
Net decrease in cash and cash equivalents	(9,155)	(29,897)
Cash and cash equivalents at beginning of period	62,783	107,176

Cash and cash equivalents at end of period	$53,628	$77,279

Supplemental disclosures of non-cash transactions:
Issuance of common stock to settle Xtellus escrow liability	$7,000	$—
Issuance of common stock to settle Mintera earnout liability	$2,758	$—
Incurrence of earnout liability related to the acquisition of Mintera	$—	$15,148

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

Condensed Consolidated Statement of Operations

	Three Months Ended December 31, 2011
	As Originally Reported	Adjustments	As Restated
	(Thousands, except per share amounts)
Income tax provision	$746	$(268)	$478
Net income (loss)	(31,096)	268	(30,828)
Net loss per share—basic and diluted	$(0.62)	$0.01	$(0.61)

	Six Months Ended December 31, 2011
	As Originally Reported	Adjustments	As Restated
	(Thousands, except per share amounts)
Income tax provision	$1,968	$4,138	$6,106
Net income (loss)	(41,272)	(4,138)	(45,410)
Net loss per share—basic and diluted	$(0.83)	$(0.08)	$(0.91)

Condensed Consolidated Balance Sheet

	As of December 31, 2011
	As Originally Reported	Adjustments	As Restated
	(Thousands)
Accrued expenses and other liabilities	44,614	3,846	48,460
Total current liabilities	102,844	3,846	106,690
Total liabilities	120,861	3,846	124,707
Accumulated other comprehensive income	33,435	292	33,727
Accumulated deficit	(1,167,343)	(4,138)	(1,171,481)
Total stockholders’ equity	193,721	(3,846)	189,875
Total liabilities and stockholders’ equity	314,582	—	314,582

Condensed Consolidated Statement of Cash Flows

	Six Months Ended December 31, 2011
	As Originally Reported	Adjustments	As Restated
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(41,272)	(4,138)	$(45,410)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Accrued expenses and other liabilities	(1,772)	4,138	2,366
Net cash used in operating activities	(20,682)	—	(20,682)

NOTE 2.	RECENT ACCOUNTING STANDARDS

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

NOTE 5.	BALANCE SHEET DETAILS

The following table provides details regarding our cash and cash equivalents at the dates indicated:

	December 31, 2011	July 2, 2011
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$43,627	$42,585
Money market funds	10,001	20,198

	$53,628	$62,783

The following table provides details regarding our inventories at the dates indicated:

	December 31, 2011	July 2, 2011
	(Thousands)
Inventories:
Raw materials	$31,422	$38,863
Work-in-process	36,238	37,084
Finished goods	15,646	26,254

	$83,306	$102,201

The following table provides details regarding our property and equipment, net at the dates indicated:

	December 31, 2011	July 2, 2011
	(Thousands)
Property and equipment, net:
Buildings	$17,457	$17,640
Plant and machinery	146,247	149,120
Fixtures, fittings and equipment	1,747	1,802
Computer equipment	13,443	14,235

	178,894	182,797
Less: Accumulated depreciation	(115,063)	(113,423)

	$63,831	$69,374

The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	December 31, 2011	July 2, 2011
	(Restated)
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$8,669	$6,241
Compensation and benefits related accruals	9,107	11,097
Warranty accrual	2,430	2,175
Escrow liability for Xtellus acquisition	—	7,000
Earnout liability for Mintera acquisition	10,024	16,140
Other accruals	18,230	18,050

	$48,460	$60,703

The following table presents the components of accumulated other comprehensive income at the dates indicated:

	December 31, 2011	July 2, 2011
	(Restated)
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$36,660	$43,536
Unrealized gain (loss) on currency instruments designated as cash flow hedges	(12)	54
Unrealized loss on marketable securities	(200)	(139)
Adjustment for Swiss defined benefit plan	(2,721)	(2,721)

	$33,727	$40,730

NOTE 6.	FLOOD-RELATED EXPENSE

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

We have a pension plan covering employees of our Swiss subsidiary (the Swiss Plan). Net periodic pension costs associated with our Swiss Plan for the three and six months ended December 31, 2011 and January 1, 2011 included the following:

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(Thousands)
Service cost	$613	$436	$1,241	$855
Interest cost	210	183	425	359
Expected return on plan assets	(275)	(241)	(556)	(473)

Net periodic pension costs	$548	$378	$1,110	$741

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

The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(Thousands)
Warranty provision—beginning of period	$2,312	$2,736	$2,175	$2,437
Warranties assumed in acquisitions	—	—	—	357
Warranties issued	621	444	1,298	876
Warranties utilized or expired	(476)	(916)	(966)	(1,480)
Currency translation adjustment	(27)	(23)	(77)	51

Warranty provision—end of period	$2,430	$2,241	$2,430	$2,241

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

On December 6, 2010, a bankruptcy preferential transfer avoidance action was filed by Nortel Networks Inc. (Nortel) et al. against Oclaro Technology Ltd. (formerly Bookham Technology Plc.) and Oclaro (North America), Inc. (formerly Avanex Corporation) in the United States Bankruptcy Court for the District of Delaware, Adversary Proceeding No. 10-55919-KG. The complaint alleges, among other things, that Nortel Networks Inc., and/or its affiliated debtors in the Chapter 11 bankruptcy cases also pending before the Delaware Bankruptcy Court (Jointly Administered Case No. 09-10138-KG), made at least $4,593,152 in preferential transfers to the defendants’ predecessors, Bookham Technology Plc. and Avanex Corporation, in the 90 days prior to the commencement of the Nortel Chapter 11 bankruptcy cases on January 14, 2009. Pursuant to a settlement agreement dated October 6, 2011, Oclaro Technology Ltd. and Oclaro (North America), Inc. settled the preference-related claims with Nortel Networks Inc. without any cash payment by Oclaro Technology Ltd. or Oclaro (North America), Inc. The settlement agreement was approved by the Delaware Bankruptcy Court by an order dated November 28, 2011, and was dismissed by the plaintiff voluntarily and with prejudice on December 14, 2011.

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

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(Restated)		(Restated)
	(Thousands)
Net income (loss)	$(30,828)	$(213)	$(45,410)	$143
Other comprehensive income (loss):
Unrealized gain (loss) on currency instruments designated as cash flow hedges	13	(288)	(66)	35
Currency translation adjustments	(2,682)	1,779	(6,876)	7,392
Unrealized loss on marketable securities	(53)	—	(61)	—

Comprehensive income (loss)	$(33,550)	$1,278	$(52,413)	$7,570

Warrants

The following table summarizes activity relating to warrants to purchase our common stock for the six months ended December 31, 2011:

	Warrants Outstanding	Weighted- Average Exercise Price
	(Thousands)
Balance at July 2, 2011	1,398	$16.18
Expired on September 1, 2011	(580)	20.00

Balance at December 31, 2011	818	$13.48

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

The following table summarizes the combined activity under all of our equity incentive plans for the six months ended December 31, 2011:

	Shares Available For Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at July 2, 2011	3,727	3,350	$9.38	799	$10.15
Granted	(1,114)	450	4.19	531	4.20
Granted—performance stock	(250)	—	—	200	4.33
Exercised or released	—	(31)	2.24	(311)	9.04
Cancelled or forfeited	132	(247)	21.46	(103)	7.81

Balances at December 31, 2011	2,495	3,522	$8.26	1,116	$6.85

Supplemental disclosure information about our stock options outstanding as of December 31, 2011 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options exercisable at December 31, 2011	1,917	$9.44	6.9	$367
Options outstanding at December 31, 2011	3,522	$8.26	7.6	$471

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

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Expected life	4.8 years	4.5 years	4.8 years	4.5 years
Risk-free interest rate	1.1%	1.0%	1.0%	1.2%
Volatility	89.6%	97.2%	92.2%	96.7%
Dividend yield	—	—	—	—

The amounts included in cost of revenues and operating expenses for stock-based compensation for the three and six months ended December 31, 2011 and January 1, 2011 were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$388	$350	$697	$660
Research and development	374	391	741	709
Selling, general and administrative	913	933	1,820	1,663

	$1,675	$1,674	$3,258	$3,032

Stock-based compensation by type of award:
Stock options	$869	$907	$1,753	$1,670
Restricted stock awards	824	828	1,612	1,470
Inventory adjustment to cost of revenues	(18)	(61)	(107)	(108)

	$1,675	$1,674	$3,258	$3,032

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

NOTE 13.	INCOME TAXES (RESTATED)

For the three and six months ended December 31, 2011, our income tax provisions of $0.5 million and $6.1 million, respectively, primarily related to our foreign operations. Due to the impact of the impairment of certain net operating loss carryforwards in a foreign jurisdiction, our income tax provision was reduced by $0.3 million for the three months ended December 31, 2011 and increased by $4.1 million for the six months ended December 31, 2011.

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

NOTE 14.	NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(Restated)		(Restated)
	(Thousands, except per share amounts)
Net income (loss)	$(30,828)	$(213)	$(45,410)	$143

Weighted-average shares—basic	50,492	48,262	49,970	48,189
Effect of dilutive potential common shares from:
Stock options	—	—	—	1,615
Restricted stock awards	—	—	—	773
Obligations under escrow agreement	—	—	—	532

Weighted-average shares—diluted	50,492	48,262	49,970	51,109

Basic net income (loss) per share	$(0.61)	$—	$(0.91)	$—
Diluted net income (loss) per share	$(0.61)	$—	$(0.91)	$—

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

NOTE 15.	GEOGRAPHIC AND CUSTOMER CONCENTRATION INFORMATION

Geographic Information

The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
	(Thousands)
United States	$15,953	$17,892	$32,855	$37,556
Canada	1,735	2,783	7,644	6,184
Europe	21,894	34,859	48,188	70,283
Asia	43,548	56,333	92,854	110,662
Rest of world	3,358	8,432	10,768	16,961

	$86,488	$120,299	$192,309	$241,646

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

RESTATEMENT

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement of the condensed consolidated balance sheet as of December 31, 2011, the condensed consolidated statements of operations for the three and six months ended December 31, 2011, and the condensed consolidated statement of cash flows for the six months ended December 31, 2011. For a more detailed description of this restatement, see Note 1, Basis of Preparation and Restatement, in the accompanying Notes to Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

The following tables set forth our condensed consolidated results of operations for the three and six month periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase (Decrease)
	December 31, 2011		January 1, 2011		Change
	(Restated)				(Restated)	(Restated)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$86,488	100.0	$120,299	100.0	$(33,811)	(28.1)
Cost of revenues	75,613	87.4	84,556	70.3	(8,943)	(10.6)

Gross profit	10,875	12.6	35,743	29.7	(24,868)	(69.6)

Operating expenses:
Research and development	17,024	19.7	15,696	13.0	1,328	8.5
Selling, general and administrative	14,425	16.7	15,149	12.6	(724)	(4.8)
Amortization of intangible assets	723	0.9	739	0.6	(16)	(2.2)
Restructuring, acquisition and related costs	3,219	3.7	903	0.8	2,316	256.5
Flood-related expense	9,088	10.5	—	—	9,088	n/m	(1)
Legal settlements	—	—	1,678	1.4	(1,678)	(100.0)
Gain (loss) on sale of property and equipment	37	—	(48)	—	85	n/m	(1)

Total operating expenses	44,516	51.5	34,117	28.4	10,399	30.5

Operating income (loss)	(33,641)	(38.9)	1,626	1.3	(35,267)	n/m	(1)
Other income (expense):
Interest income (expense), net	(245)	(0.3)	(470)	(0.4)	225	(47.9)
Gain (loss) on foreign currency translation	1,298	1.5	(1,119)	(0.9)	2,417	n/m	(1)
Other income	2,238	2.6	—	—	2,238	n/m	(1)

Total other income (expense)	3,291	3.8	(1,589)	(1.3)	4,880	n/m	(1)

Income (loss) from continuing operations	(30,350)	(35.1)	37	—	(30,387)	n/m	(1)
Income tax provision	478	0.5	250	0.2	228	91.2

Net loss	$(30,828)	(35.6)	$(213)	(0.2)	$(30,615)	14,373

(1)	Not meaningful.

	Six Months Ended					Increase (Decrease)
	December 31, 2011		January 1, 2011		Change
	(Restated)				(Restated)	(Restated)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$192,309	100.0	$241,646	100.0	$(49,337)	(20.4)
Cost of revenues	157,401	81.8	171,077	70.8	(13,676)	(8.0)

Gross profit	34,908	18.2	70,569	29.2	(35,661)	(50.5)

Operating expenses:
Research and development	34,691	18.0	29,407	12.2	5,284	18.0
Selling, general and administrative	31,959	16.6	29,962	12.4	1,997	6.7
Amortization of intangible assets	1,449	0.8	1,358	0.5	91	6.7
Restructuring, acquisition and related costs	1,454	0.8	1,573	0.6	(119)	(7.6)
Flood-related expense	9,088	4.7	—	—	9,088	n/m	(1)
Legal settlements	—	—	1,678	0.7	(1,678)	(100.0)
Gain (loss) on sale of property and equipment	97	0.1	(69)	—	166	n/m	(1)

Total operating expenses	78,738	41.0	63,909	26.4	14,829	23.2

Operating income (loss)	(43,830)	(22.8)	6,660	2.8	(50,490)	n/m	(1)
Other income (expense):
Interest income (expense), net	(402)	(0.2)	(1,036)	(0.4)	634	(61.2)
Gain (loss) on foreign currency translation	2,690	1.4	(4,706)	(2.0)	7,396	n/m	(1)
Other income	2,238	1.1	—	—	2,238	n/m	(1)

Total other income (expense)	4,526	2.3	(5,742)	(2.4)	10,268	n/m	(1)

Income (loss) from continuing operations before income taxes	(39,304)	(20.5)	918	0.4	(40,222)	n/m	(1)
Income tax provision	6,106	3.1	775	0.3	5,331	687.9

Net income (loss)	$(45,410)	(23.6)	$143	0.1	$(45,553)	n/m	(1)

(1)	Not meaningful.

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

Income Tax Provision

In this Amendment No. 1 to Form 10-Q, we have restated our income tax provision from the amounts originally reported. See Note 1 to our condensed consolidated financial statements for further discussion of this restatement.

For the three months ended December 31, 2011, our income tax provision of $0.5 million primarily related to our foreign operations. During the three months ended December 31, 2011, our income tax provision was reduced by $0.3 million due to the impact of the impairment of certain net operating loss carryforwards in a foreign jurisdiction. For the three months ended January 1, 2011, our income tax provision of $0.3 million primarily related to income taxes on our operations in Italy and China.

For the six months ended December 31, 2011, our income tax provision of $6.1 million primarily related to our foreign operations. During the six months ended December 31, 2011, $4.1 million of the total expense was due to the impact of the impairment of certain net operating loss carryforwards in a foreign jurisdiction. For the six months ended January 1, 2011, our income tax provision of $0.8 million primarily related to income taxes on our operations in Italy and China.

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

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used by operating activities for the six months ended December 31, 2011 was $20.7 million, primarily resulting from a net loss of $45.4 million, partially offset by $16.2 million of non-cash adjustments and a $8.6 million increase in cash due to changes in operating assets and liabilities. The $16.2 million of non-cash adjustments was primarily comprised of $11.2 million of expense related to depreciation and amortization, $7.2 million related to our non-cash flood-related impairments and $3.3 million of expense related to stock-based compensation, partially offset by $2.9 million due to the revaluation of the Mintera earnout liability, $2.2 million gain on the sale of investments and $0.5 million from the amortization of deferred gain from a sales-leaseback transaction. The $8.6 million increase in cash due to changes in operating assets and liabilities was primarily comprised of a $20.1 million decrease in accounts receivable, an $11.7 million decrease in inventory, a $2.4 million increase in accrued expenses and other liabilities and a $0.3 million decrease in prepaid expenses and other current assets, partially offset by a $25.9 million decrease in accounts payable.

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

At the time that our Form 10-Q for the quarter ended December 31, 2011 was filed on February 8, 2012, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011. Subsequent to that evaluation, the Company identified a material weakness related to accounting for income taxes. The material weakness was a lack of sufficient monitoring controls over the preparation and filing of foreign income tax returns. We are implementing enhancements to our internal controls over financial reporting, including adding additional monitoring controls over the preparation and filing of foreign income tax returns, to provide reasonable assurance that errors and control deficiencies in our accounting for income taxes will not recur.

Notwithstanding this material weakness, management, based upon the work performed during the restatement process, has concluded that our condensed consolidated financial statements included in this Form 10-Q/A are fairly stated in all material respects in accordance with U.S. generally accepted accounting principles for each of the periods presented herein.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As a result of a material weakness in our internal control over financial reporting relating to the accounting for income taxes, our management has reassessed the effectiveness of our disclosure controls and procedures and have determined that our disclosure controls and procedures were not effective as of December 31, 2011.

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

On December 6, 2010, a bankruptcy preferential transfer avoidance action was filed by Nortel Networks Inc. (Nortel) et al. against Oclaro Technology Ltd. (formerly Bookham Technology Plc.) and Oclaro (North America), Inc. (formerly Avanex Corporation) in the United States Bankruptcy Court for the District of Delaware, Adversary Proceeding No. 10-55919-KG. The complaint alleges, among other things, that Nortel Networks Inc., and/or its affiliated debtors in the Chapter 11 bankruptcy cases also pending before the Delaware Bankruptcy Court (Jointly Administered Case No. 09-10138-KG), made at least $4,593,152 in preferential transfers to the defendants’ predecessors, Bookham Technology Plc. and Avanex Corporation, in the 90 days prior to the commencement of the Nortel Chapter 11 bankruptcy cases on January 14, 2009. Pursuant to a settlement agreement dated October 6, 2011, Oclaro Technology Ltd. and Oclaro (North America), Inc. settled the preference-related claims with Nortel Networks Inc. without any cash payment by Oclaro Technology Ltd. or Oclaro (North America), Inc. The settlement agreement was approved by the Delaware Bankruptcy Court by an order dated November 28, 2011, and was dismissed by the plaintiff voluntarily and with prejudice on December 14, 2011.

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

We have historically incurred losses and negative cash flows from operations since our inception. As of December 31, 2011, we had an accumulated deficit of $1,171.5 million. For the six months ended December 31, 2011, we incurred a net loss of $45.4 million. For the year ended July 2, 2011 we incurred a loss from continuing operations of $46.4 million. Even though we generated income of $11.0 million from continuing operations for the year ended July 3, 2010, our results of operations are currently being materially and adversely impacted by the flooding in Thailand, and we may not be able to achieve profitability in any future periods. If we are unable to do so, we may need additional financing, which may not be available to us on commercially acceptable terms or at all, to execute on our current or future business strategies. In addition, we are likely to incur material operating losses for at least the next two fiscal quarters as a result of decreased revenue attributable to the flooding in Thailand discussed above.

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

In connection with the restatement of our previously issued consolidated financial statements as of and for the quarter ended December 31, 2011, our management re-evaluated the effectiveness of our disclosure controls and procedures. As a result of that re-evaluation, our management determined that a material weakness existed in our internal controls over financial reporting such that our disclosure controls and procedures related to accounting for income taxes were not effective as of December 31, 2011. Additional information regarding the restatement is contained in Note 1 to the condensed consolidated financial statements included in this Form 10-Q/A. We are actively engaged in developing a remediation plan designed to address this material weakness. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our condensed consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

See the Exhibit Index on the page immediately preceding the exhibits for a list of exhibits filed as part of this Amendment No. 1 to Quarterly Report on Form 10-Q, which Exhibit Index is incorporated herein by reference.

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

10.4(2)	Manufacturing and Purchase Agreement, dated November 9, 2011, between Oclaro, Inc. and Fabrinet. (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on February 8, 2012 and incorporated herein by reference)

31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS(3)	XBRL Instance Document

101.SCH(3)	XBRL Taxonomy Extension Schema Document

101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.
(3)	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.