Form 10-Q
period 2012-03-31
OCLARO, INC.
filed 2012-05-10
CIK 1110647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

51,481,012 shares of common stock outstanding as of May 4, 2012

OCLARO, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

OCLARO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	July 2, 2011
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$50,543	$62,783
Restricted cash	595	574
Accounts receivable, net	61,723	82,868
Inventories	72,671	102,201
Prepaid expenses and other current assets	11,717	16,495
Assets held for sale	20,296	—

Total current assets	217,545	264,921

Property and equipment, net	59,492	69,374
Other intangible assets, net	17,453	19,698
Goodwill	10,904	10,904
Other non-current assets	12,549	10,277

Total assets	$317,943	$375,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,710	$66,179
Accrued expenses and other liabilities	48,646	60,703
Line of credit payable	25,500	—

Total current liabilities	122,856	126,882

Deferred gain on sale-leaseback	12,098	12,920
Other non-current liabilities	6,351	6,277

Total liabilities	141,305	146,079

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 90,000 shares authorized; 51,480 and 50,476 shares issued and outstanding at March 31, 2012 and July 2, 2011, respectively	515	505
Additional paid-in capital	1,328,703	1,313,931
Accumulated other comprehensive income	36,063	40,730
Accumulated deficit	(1,188,643)	(1,126,071)

Total stockholders’ equity	176,638	229,095

Total liabilities and stockholders’ equity	$317,943	$375,174

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(Thousands, except per share amounts)
Revenues	$88,709	$115,681	$281,018	$357,327
Cost of revenues	75,021	87,269	232,422	258,346

Gross profit	13,688	28,412	48,596	98,981
Operating expenses:
Research and development	15,045	17,220	49,736	46,627
Selling, general and administrative	14,889	16,087	46,848	46,049
Amortization of intangible assets	775	722	2,224	2,080
Restructuring, acquisition and related costs	2,189	1,019	3,643	2,592
Flood-related (income) expense, net	(3,267)	—	5,821	—
Legal settlements	—	—	—	1,678
(Gain) loss on sale of property and equipment	(13)	4	84	(65)

Total operating expenses	29,618	35,052	108,356	98,961

Operating income (loss)	(15,930)	(6,640)	(59,760)	20
Other income (expense):
Interest income (expense), net	(303)	(487)	(705)	(1,523)
Gain (loss) on foreign currency translation, net	(261)	(2,032)	2,429	(6,738)
Other income	—	—	2,238	—

Total other income (expense)	(564)	(2,519)	3,962	(8,261)

Loss before income taxes	(16,494)	(9,159)	(55,798)	(8,241)
Income tax provision	668	668	6,774	1,443

Net loss	$(17,162)	$(9,827)	$(62,572)	$(9,684)

Net loss per share:
Basic	$(0.34)	$(0.20)	$(1.25)	$(0.20)
Diluted	$(0.34)	$(0.20)	$(1.25)	$(0.20)
Shares used in computing net loss per share:
Basic	50,814	48,587	50,251	48,321
Diluted	50,814	48,587	50,251	48,321

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31, 2012	April 2, 2011
	(Thousands)
Cash flows from operating activities:
Net loss	$(62,572)	$(9,684)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred gain on sale-leaseback	(694)	(693)
Depreciation and amortization	16,597	12,788
Adjustment in fair value of earnout obligation	(2,158)	—
Flood-related non-cash losses	7,905	—
Stock-based compensation expense	4,930	4,629
Other non-cash and operating activities adjustments	(4,101)	(65)
Changes in operating assets and liabilities:
Accounts receivable, net	21,381	6,817
Inventories	9,665	(17,908)
Prepaid expenses and other current assets	822	(1,018)
Other non-current assets	(73)	141
Accounts payable	(16,957)	10,204
Accrued expenses and other liabilities	1,335	(3,792)

Net cash provided by (used in) operating activities	(23,920)	1,419

Cash flows from investing activities:
Purchases of property and equipment	(15,883)	(32,881)
Proceeds from sales of property and equipment	—	75
Proceeds from sale of assets	2,900	—
Proceeds from sales of investments	3,438	—
Transfers (to) from restricted cash	(39)	3,703
Cash paid for acquisition	—	(10,482)

Net cash used in investing activities	(9,584)	(39,585)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	71	2,645
Proceeds from borrowings under line of credit	25,500	—

Net cash provided by financing activities	25,571	2,645

Effect of exchange rate on cash and cash equivalents	(4,307)	3,196
Net decrease in cash and cash equivalents	(12,240)	(32,325)
Cash and cash equivalents at beginning of period	62,783	107,176

Cash and cash equivalents at end of period	$50,543	$74,851

Supplemental disclosures of non-cash transactions:
Issuance of common stock to settle Xtellus escrow liability	$7,000	$—
Issuance of common stock to settle Mintera earnout liability	$2,758	$—

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Quarterly Report on Form 10-Q as “Oclaro,” “we,” “us” or “our.” The accompanying unaudited condensed consolidated financial statements of Oclaro as of March 31, 2012 and for the three and nine months ended March 31, 2012 and April 2, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (SEC) Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three and nine months ended March 31, 2012 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2012.

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

For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications did not affect our consolidated net loss, cash flows, cash and cash equivalents or stockholders’ equity as previously reported. On March 19, 2012, we entered into a definitive agreement to sell certain assets to Venture Corporation Limited (Venture). The assets to be transferred to Venture within the next 12 months are classified as assets held for sale within current assets on the condensed consolidated balance sheet at March 31, 2012. We have also committed to a plan to market and sell our building in Shenzhen, China. The building’s carrying value is classified in assets held for sale within our condensed consolidated balance sheet as of March 31, 2012.

NOTE 2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2011, the FASB issued ASU No. 2011-09, which updates Accounting Standards Codification (ASC) Subtopic 715-80, Compensation – Retirement Benefits – Multiemployer Plans, enhancing disclosures by requiring transparency about the nature of the commitments and risks involved in participating in multiemployer pension plans. ASU No. 2011-09 will be effective for our fiscal year ending June 30, 2012. The adoption of this update will require certain additional disclosures.

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

NOTE 3.	FAIR VALUE MEASUREMENTS

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

During the eighteen month period ending January 20, 2012, we classified the earnout obligations arising from our acquisition of Mintera Corporation (Mintera) within Level 3 of the fair value hierarchy because their values were primarily derived from management estimates of future operating results. At March 31, 2012, the remaining earnout obligations were classified within Level 2 of the fair value hierarchy as the amounts to be paid were fixed based on sales of Mintera products through the eighteen month period ended January 20, 2012. See Note 4, Business Combinations, for additional details regarding these earnout obligations.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at March 31, 2012:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents:
Money market funds	$16,001	$—	$—	$16,001
Other non-current assets:
Marketable securities	109	—	—	109

Total assets measured at fair value	$16,110	$—	$—	$16,110

Liabilities:
Accrued expenses and other liabilities:
Earnout obligation for Mintera acquisition	$—	$10,760	$—	$10,760
Unrealized gain on currency instruments designated as cash flow hedges	—	65	—	65

Total liabilities measured at fair value	$—	$10,825	$—	$10,825

The following table provides details regarding the changes in accrued expenses and other liabilities classified within Level 3 from July 2, 2011 to March 31, 2012:

Accrued Expenses and Other Liabilities
(Thousands)
Balance at July 2, 2011	$16,140
Fair value adjustment to Mintera earnout obligations	(2,158)
Payouts related to Mintera 12 month earnout obligation	(3,306)
Interest expense on Mintera 18 month earnout obligation	84
Transfer of Mintera 18 month earnout obligation to Level 2 in January 2012	(10,760)

Balance at March 31, 2012	$—

Derivative Financial Instruments

At the end of each accounting period, we mark-to-market all foreign currency forward exchange contracts that have been designated as cash flow hedges and changes in fair value are recorded in accumulated other comprehensive income until the underlying cash flows are settled and the contracts are recognized in other income (expense) in our condensed consolidated statements of operations. As of March 31, 2012, we held six outstanding foreign currency forward exchange contracts to sell U.S. dollars and buy U.K. pounds sterling. All of these contracts have been designated as cash flow hedges. These contracts had an aggregate notional value of approximately $4.0 million of put and call options which expire, or expired, at various dates ranging from April 2012 through September 2012. To date, we have not entered into any such contracts for longer than 12 months and, accordingly, all amounts included in accumulated other comprehensive income as of March 31, 2012 will generally be reclassified into other income (expense) within the next 12 months. As of March 31, 2012, each of the six designated cash flow hedges were determined to be fully effective; therefore, we recorded an unrealized gain of $0.1 million to accumulated other comprehensive income related to recording the fair value of these foreign currency forward exchange contracts for accounting purposes.

NOTE 4.	BUSINESS COMBINATIONS

Merger with Opnext

On March 26, 2012, we entered into an Agreement and Plan of Merger and Reorganization (Merger Agreement), by and among Opnext, Inc. (Opnext), Tahoe Acquisition Sub, Inc., a newly formed wholly-owned subsidiary of Oclaro (Merger Sub) and Oclaro, pursuant to which Oclaro and Opnext will combine our businesses through a merger of Merger Sub with and into Opnext (Merger).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, by virtue of the Merger and without any action on the part of any stockholder, each outstanding share of common stock of Opnext, par value $0.01 per share, will be converted into the right to receive 0.42 of a share of common stock of Oclaro, par value $0.01 per share. Options to purchase Opnext common stock will be assumed by Oclaro pursuant to the terms of the Merger Agreement. Stock appreciation rights with respect to Opnext common stock and restricted stock units of Opnext will be converted into stock appreciation rights with respect to Oclaro common stock and restricted stock units of Oclaro pursuant to the terms described in the Merger Agreement.

Each of Opnext and Oclaro has made customary representations, warranties and covenants in the Merger Agreement. Consummation of the Merger is subject to customary conditions, including the adoption of the Merger Agreement by the stockholders of Opnext and the approval by the stockholders of Oclaro of the issuance of shares of Oclaro common stock and of a Certificate of Amendment to Oclaro’s Certificate of Incorporation in connection with the Merger. The Merger Agreement contains certain termination rights for both Opnext and Oclaro in certain circumstances, some of which would require Opnext or Oclaro to pay the other a termination fee of $6.0 million.

Asset Sale

In December 2011, we entered into an asset sale agreement to sell certain assets related to a legacy product, including inventory, equipment and intangibles, in exchange for $3.9 million of initial consideration plus potential earnout consideration, based on the purchaser’s revenues from the legacy product over a 15 month period following the closing date. As of March 31, 2012, we have received $2.9 million of the initial consideration

In the second fiscal quarter of 2012, we recorded a deferred gain of $1.3 million related to the sale of these assets and classified this amount in accrued expenses and other liabilities in our condensed consolidated balance sheet. In the third fiscal quarter of 2012, we completed the asset transfer and recognized a gain of $1.9 million within restructuring, acquisition and related costs in the condensed consolidated statements of operations. Earnout consideration, if any, will be recognized in the period it is reported to us as due, provided we believe cash collections are reasonably assured.

Acquisition of Mintera

In July 2010, we acquired Mintera. For accounting purposes, the initial fair value of consideration given in connection with the acquisition of Mintera was $25.6 million. This acquisition is more fully discussed in Note 3, Business Combinations, to our consolidated financial statements included in our 2011 Form 10-K.

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

During the three and nine months ended March 31, 2012, we reassessed the fair value of the earnout obligations, determining that the fair value of the obligations increased by $0.7 million during the three month period and decreased by $2.2 million during the nine month period. The $0.7 million increase in fair value during the three months ended March 31, 2012 and the $2.2 million decrease in fair value during the nine months ended March 31, 2012 were recorded within restructuring, acquisition and related expenses in the condensed consolidated statements of operations.

In October 2011, we settled the 12 month earnout obligation with the former security holders by paying them $0.5 million in cash and issuing 0.8 million shares of our common stock valued at $2.8 million.

At March 31, 2012, we determined the fair value of the 18 month earnout obligation to be fixed at $10.8 million based on sales of Mintera products during the eighteen month period ended January 20, 2012. We recorded the $10.8 million in accrued expenses and other liabilities in our condensed consolidated balance sheet. We intend to settle the remaining earnout obligation of $10.8 million in cash during the fourth quarter of fiscal 2012.

During the three and nine months ended March 31, 2012, we recorded minimal amounts in interest expense related to the earnout obligations. During the three and nine months ended April 2, 2011, we recorded $0.3 million and $0.7 million, respectively, in interest expense related to the earnout obligations.

NOTE 5.	BALANCE SHEET DETAILS

The following table provides details regarding our cash and cash equivalents at the dates indicated:

	March 31, 2012	July 2, 2011
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$34,542	$42,585
Money market funds	16,001	20,198

	$50,543	$62,783

The following table provides details regarding our inventories at the dates indicated:

	March 31, 2012	July 2, 2011
	(Thousands)
Inventories:
Raw materials	$18,064	$38,863
Work-in-process	39,447	37,084
Finished goods	15,160	26,254

	$72,671	$102,201

The following table provides details regarding our assets held for sale at the dates indicated:

	March 31, 2012	July 2, 2011
	(Thousands)
Assets held for sale:
Building	$5,296	$—
Property and equipment	2,500	—
Inventory	12,500	—

	$20,296	$—

On March 19, 2012, we entered into a definitive agreement with Venture to transfer our Shenzhen, China final assembly and test operations in a phased and gradual transfer of products over the next three years. As part of this transfer, we also entered into a definitive Equipment and Inventory Purchase Agreement with Venture and their affiliates to sell certain equipment and inventory. We anticipate that we will transfer at least $15.0 million in equipment and inventory to Venture within the next 12 months, and have classified this amount as assets held for sale within our condensed consolidated balance sheet as of March 31, 2012.

We have also committed to a plan to market and sell our building in Shenzhen, China. The building’s carrying value of $5.3 million is classified in assets held for sale within our condensed consolidated balance sheet as of March 31, 2012.

The following table provides details regarding our property and equipment, net at the dates indicated:

	March 31, 2012	July 2, 2011
	(Thousands)
Property and equipment, net:
Buildings	$9,705	$17,640
Plant and machinery	136,985	149,120
Fixtures, fittings and equipment	1,807	1,802
Computer equipment	13,873	14,235

	162,370	182,797
Less: Accumulated depreciation	(102,878)	(113,423)

	$59,492	$69,374

As noted above, certain equipment to be sold to Venture, along with our building in Shenzhen, China, have been reclassified from property and equipment, net to assets held for sale within our condensed consolidated balance sheet as of March 31, 2012.

The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	March 31, 2012	July 2, 2011
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$7,139	$6,241
Compensation and benefits related accruals	8,719	11,097
Warranty accrual	2,679	2,175
Escrow liability for Xtellus acquisition	—	7,000
Earnout liability for Mintera acquisition	10,760	16,140
Other accruals	19,349	18,050

	$48,646	$60,703

The following table presents the components of accumulated other comprehensive income at the dates indicated:

	March 31, 2012	July 2, 2011
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$38,916	$43,536
Unrealized gain on currency instruments designated as cash flow hedges	65	54
Unrealized loss on marketable securities	(197)	(139)
Adjustment for Swiss defined benefit plan	(2,721)	(2,721)

	$36,063	$40,730

NOTE 6.	FLOOD-RELATED (INCOME) EXPENSE, NET

In October 2011, certain areas in Thailand suffered major flooding as a result of monsoons. This flooding had a material impact on our business and results of operations. Our primary contract manufacturer, Fabrinet, suspended operations at two factories located in Chokchai, Thailand and Pinehurst, Thailand. The Chokchai factory suffered extensive flood damage and became inaccessible due to high water levels inside and surrounding the manufacturing facility. As a result of this flooding, we experienced a significant decline in product sales due to our inability or limited ability to manufacture certain Oclaro products and we incurred significant damage to our inventory and property and equipment located at the Chokchai facility.

During the three and nine months ended March 31, 2012, we recorded impairment charges related to the write-off of the net book value of damaged inventory and property and equipment based on our current estimates of the damage caused by the flooding. These impairment charges are recorded within the operating expense caption flood-related (income) expense, net in our condensed consolidated statement of operations. Flood-related (income) expense, net for the three and nine months ended March 31, 2012 also includes personnel-related costs, professional fees and related expenses incurred in connection with our recovery efforts. We continue to evaluate our estimates of flood-related losses, and in future quarters we may record additional losses for damaged equipment and inventory.

On February 2, 2012, we received a $6.4 million advance payment from one of our insurers relating to losses we incurred due to the flooding in Thailand. This payment is a general advance from our insurer against all Thailand flood-related claims and was not specifically identified as reimbursement for any particular loss or claim. As there were no contingencies associated with this payment, we recorded this advance payment within flood related income (expense), net in our condensed consolidated statements of operations for the three and nine months ended March 31, 2012.

Flood-related (income) expense, net for the three and nine months ended March 31, 2012 included the following:

	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012
	(Thousands)
Write-off of net book value of damaged inventory	$—	$4,246
Write-off of net book value of damaged property and equipment	624	3,659
Personnel-related costs, professional fees and related expenses	2,474	4,281
Advance payment from insurer	(6,365)	(6,365)

	$(3,267)	$5,821

While we maintain both property and business interruption insurance coverage, there can be no assurance as to the amount or timing of future insurance recoveries, or that we will be able to fully and timely resume production of each of our affected product lines. Insurance recoveries related to impairment losses previously recorded and other recoverable expenses will be recognized to the extent of the related loss or expense in the period that recoveries become probable and realizable. Insurance recoveries under business interruption coverage and insurance recovery gains in excess of amounts previously written-off related to impaired inventory and equipment or in excess of other recoverable expenses previously recognized will be recognized when they become realizable and all contingencies have been resolved. The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. Insurance recoveries we receive in future periods will be recorded net of flood-related expense in the condensed consolidated statement of operations. As of March 31, 2012, we have not recorded any estimated amounts relating to potential future insurance recoveries in the condensed consolidated statement of operations.

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

At March 31, 2012, there was $25.5 outstanding under the Credit Agreement with an average interest rate of 3.4 percent. As of March 31, 2012, we were in compliance with all covenants under the Credit Agreement. As of July 2, 2011, there were no amounts outstanding under the Credit Agreement. At March 31, 2012 and July 2, 2011, there were $0.1 million and $1.1 million, respectively, in outstanding standby letters of credit secured under the Credit Agreement. These letters of credit expire at various intervals through April 2014.

NOTE 8.	POST-RETIREMENT BENEFITS

We have a pension plan covering employees of our Swiss subsidiary (the Swiss Plan). Net periodic pension costs associated with our Swiss Plan for the three and nine months ended March 31, 2012 and April 2, 2011 included the following:

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(Thousands)
Service cost	$629	$447	1,870	1,302
Interest cost	216	188	641	547
Expected return on plan assets	(282)	(248)	(838)	(721)

Net periodic pension costs	$563	$387	$1,673	$1,128

During the three and nine months ended March 31, 2012, we contributed $0.3 million and $0.9 million, respectively, to our Swiss Plan. We currently anticipate contributing an additional $0.3 million to this pension plan during the remainder of fiscal year 2012.

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

Warranty accrual

We generally provide a warranty for our products for twelve months from the date of sale. We accrue for the estimated costs to provide warranty services at the time revenue is recognized. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty costs would increase, resulting in a decrease in gross profit.

The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(Thousands)
Warranty provision - beginning of period	$2,430	$2,241	$2,175	$2,437
Warranties assumed in acquisitions	—	—	—	357
Warranties issued	627	450	1,925	1,326
Warranties utilized or expired	(444)	(741)	(1,410)	(2,221)
Currency translation adjustment	66	60	(11)	111

Warranty provision - end of period	$2,679	$2,010	$2,679	$2,010

Litigation

Five putative class actions challenging the Merger have been filed in the Superior Court of the State of California in and for the County of Alameda: (1) Martin Zilberberg v. Charles J. Abbe, No RG12623460, on March 28, 2012; (2) Eleanor Welty v. Harry L. Bosco, Case No. RG12624240, on April 4, 2012; (3) Todd Wright v. Harry L. Bosco, Case No. RG12624343, on April 5, 2012; (4) Stephen Greenberg v. Charles J. Abbe, No. RG12624444, on April 5, 2012; and (5) Mark Graf v. Opnext, Inc., No. RG12624798, on April 9, 2012 (the Graf Action). Two putative class actions challenging the Merger have been filed in the Delaware Court of Chancery: Glenn Freedman v. Opnext, Inc., CA No. 7400-VCL, on April 5, 2012; and (2) Berger v. Bosco, No. 7406-VCL, on April 9, 2012. The two Delaware actions have been consolidated under the caption In re Opnext, Inc. Shareholders Litigation, C.A. No. 7400-VCL. The defendants in each case are Opnext, Inc. and the members of Opnext’s Board (collectively, the Opnext Defendants), Oclaro, Inc. and Tahoe Acquisition Sub, Inc. (collectively, the Oclaro Defendants). Each action alleges that the Opnext Defendants breached their fiduciary duties to Opnext stockholders by entering into the Merger Agreement. Each action further alleges that the Oclaro Defendants aided and abetted those breaches of fiduciary duties.

Among other relief, the plaintiff in each case seeks an order enjoining the Merger, and seeking attorneys’ fees. All of the actions except for the Graf Action seek damages and an accounting. Plaintiffs have served discovery in certain of these actions, but no trial date has been set in any of these actions. We believe that the claims asserted in each of these actions are without merit and intend to defend them vigorously. We are unable at this time to estimate the effects of these lawsuits on our financial position, results of operations or cash flows.

On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (Pension Fund) as lead plaintiff for the putative class. On October 27, 2011, the Pension Fund filed an Amended Complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that defendants issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. On December 12, 2011, defendants filed a motion to dismiss the complaint. That motion was granted with leave to file the amended complaint. Discovery has not commenced, and no trial has been scheduled in this action. We intend to defend this litigation vigorously. We are unable at this time to estimate the effects of these lawsuits on our financial position, results of operations or cash flows.

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

Comprehensive Income (Loss)

For the three and nine months ended March 31, 2012 and April 2, 2011, comprehensive income (loss) is primarily comprised of our net loss, changes in the unrealized gain on currency instruments designated as cash flow hedges, unrealized gain (loss) on marketable securities and currency translation adjustments. The components of comprehensive income (loss) were as follows for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(Thousands)
Net loss	$(17,162)	$(9,827)	$(62,572)	$(9,684)
Other comprehensive income (loss):
Unrealized gain on currency instruments designated as cash flow hedges	77	149	11	184
Currency translation adjustments	2,256	4,062	(4,620)	11,454
Unrealized gain (loss) on marketable securities	3	(38)	(58)	(38)

Comprehensive income (loss)	$(14,826)	$(5,654)	$(67,239)	$1,916

Warrants

The following table summarizes activity relating to warrants to purchase our common stock for the nine months ended March 31, 2012:

		Weighted-
	Warrants	Average
	Outstanding	Exercise Price
	(Thousands)
Balance at July 2, 2011	1,398	$16.18
Expired on September 1, 2011	(580)	20.00
Expired on March 22, 2012	(818)	13.48

Balance at March 31, 2012	—

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

In connection with our July 2010 acquisition of Mintera, we paid $0.5 million in cash and issued 0.8 million shares of our common stock valued at $2.8 million to settle our 12 month earnout obligation in October 2011. The transfer of the shares resulted in a $2.8 million increase to our additional paid-in capital and a corresponding decrease to our accrued expenses and other liabilities. See Note 4, Business Combinations.

NOTE 11.	EMPLOYEE STOCK PLANS

Amended and Restated 2004 Stock Incentive Plan

We currently maintain the Amended and Restated 2004 Stock Incentive Plan (Plan). Under the Plan, there are a total of 7.8 million shares of common stock authorized for issuance, with full value awards being counted as 1.25 shares of common stock for purposes of the share limit. The Plan expires in October 2020.

As of March 31, 2012, there were approximately 2.6 million shares of our common stock available for grant under the Plan. We generally grant stock options that vest over a four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors.

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

The following table summarizes the combined stock option and restricted stock activity under all of our equity incentive plans for the nine months ended March 31, 2012:

	Shares Available For Grant	Stock Options Outstanding	Weighted- Average Exercise Price	Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at July 2, 2011	3,727	3,350	$9.38	799	$10.15
Granted	(1,178)	468	4.18	568	4.21
Granted - performance stock	(250)	—	—	200	4.33
Exercised or released	—	(43)	2.13	(324)	9.19
Cancelled or forfeited	296	(305)	21.72	(214)	9.88

Balances at March 31, 2012	2,595	3,470	$7.89	1,029	$6.04

Supplemental disclosure information about our stock options outstanding as of March 31, 2012 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options exercisable at March 31, 2012	2,055	$8.72	6.1	$915
Options outstanding at March 31, 2012	3,470	$7.89	7.0	$1,278

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $3.94 on March 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.7 million shares of common stock subject to in-the-money options which were exercisable as of March 31, 2012. We settle employee stock option exercises with newly issued shares of common stock.

2011 Employee Stock Purchase Plan

On October 26, 2011, our 2011 Employee Stock Purchase Plan (ESPP) was approved by our stockholders. Under the ESPP, we have reserved 1.7 million shares of our common stock for issuance. As of March 31, 2012, no shares have been issued under the ESPP and the full 1.7 million shares remain available for issuance. Our ESPP provides that eligible employees may contribute up to 15% of their eligible earnings toward the semi-annual purchase of our common stock. Participants may not purchase more than $25,000 worth of common stock in any calendar year or 15,000 shares in any offering period. The ESPP is qualified under Section 423 of the Internal Revenue Code. The ESPP became effective January 24, 2012, and our first six-month offering period (or the look-back period) began February 16, 2012 and will end on August 15, 2012.

The purchase price with respect to each offering period is equal to 85% of the lesser of (i) the fair market value of our common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of our common stock on the purchase date (or, if not a trading day, on the immediately preceding trading day).

During the three and nine months ended March 31, 2012, we received $0.1 million from employees for the issuance of shares under the ESPP and the weighted-average fair value per share of each purchase right was $1.92.

NOTE 12.	STOCK-BASED COMPENSATION

We recognize compensation expense in our statement of operations related to all share-based awards, including grants of stock options and purchase rights under our ESPP, based on the grant date fair value of such share-based awards. Estimating the grant date fair value of such share-based awards requires us to make judgments in the determination of inputs into the Black-Scholes stock option pricing model which we use to arrive at an estimate of the grant date fair value for such awards.

The weighted-average assumptions used in this model to value stock option grants and purchase rights under the ESPP for the three and nine months ended March 31, 2012 and April 2, 2011 were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
Stock options:
Expected life	4.8 years	4.5 years	4.8 years	4.5 years
Risk-free interest rate	0.9%	1.9%	1.0%	1.3%
Volatility	89.6%	97.8%	92.1%	96.8%
Dividend yield	—	—	—	—
Purchase rights under ESPP:
Expected life	0.5 years	—	0.5 years	—
Risk-free interest rate	0.1%	—	0.1%	—
Volatility	87.0%	—	87.0%	—
Dividend yield	—	—	—	—

The amounts included in cost of revenues and operating expenses for stock-based compensation for the three and nine months ended March 31, 2012 and April 2, 2011 were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$460	$352	$1,157	1,012
Research and development	349	344	1,090	1,053
Selling, general and administrative	863	901	2,683	2,564

	$1,672	$1,597	$4,930	$4,629

Stock-based compensation by type of award:
Stock options	$833	$988	$2,586	2,658
Restricted stock awards	652	639	2,264	2,109
Purchase rights under ESPP	104	—	104	—
Inventory adjustment to cost of revenues	83	(30)	(24)	(138)

	$1,672	$1,597	$4,930	$4,629

As of March 31, 2012 and July 2, 2011, we had capitalized approximately $0.4 million and $0.4 million, respectively, of stock-based compensation as inventory.

Included in stock-based compensation for the three and nine months ended March 31, 2012 is approximately $0.1 million and $0.1 million, respectively, in compensation cost related to the issuance of PSUs. As of March 31, 2012, we have determined that the achievement of the performance conditions associated with the PSUs is probable at 100 percent of the target level. The amount of stock-based compensation expense recognized in any one period can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.

NOTE 13.	INCOME TAXES

For the three and nine months ended March 31, 2012, our income tax provisions of $0.7 million and $6.8 million, respectively, primarily related to our foreign operations. During the nine months ended March 31, 2012, we recorded $4.1 million in income tax provision due to the impact of an impairment of certain net operating loss carryforwards in a foreign jurisdiction.

For the three and nine months ended April 2, 2011, our income tax provisions of $0.7 million and $1.4 million, respectively, primarily related to our foreign operations.

The total amount of our unrecognized tax benefits as of March 31, 2012 and July 2, 2011 were approximately $7.1 million and $6.9 million, respectively. For the three and nine months ended March 31, 2012, we had $2.0 million in unrecognized tax benefits that, if recognized, would affect our effective tax rate. We are currently under tax audit in France and Israel. We believe that an adequate provision has been made for any adjustments that may result from tax audits. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with our expectations, we could be required to adjust our income tax provision in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits will materially change in the next 12 months.

NOTE 14.	NET LOSS PER SHARE

Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and obligations under escrow agreements during such period.

For the three and nine months ended March 31, 2012, we excluded 4.2 million and 4.7 million, respectively, of outstanding stock options, warrants and restricted stock units from the calculation of diluted net loss per share because their effect would have been anti-dilutive. For the three and nine months ended April 2, 2011, we excluded 5.0 million and 4.7 million, respectively, of outstanding stock options, warrants and restricted stock units from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 15.	GEOGRAPHIC AND CUSTOMER CONCENTRATION INFORMATION

Geographic Information

The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended		Nine Months Ended
	March 31, 2012	April 2, 2011	March 31, 2012	April 2, 2011
	(Thousands)
United States	$14,861	$18,222	$47,716	55,778
Canada	2,283	3,838	9,927	10,022
Europe	19,329	30,744	67,517	101,027
Asia	46,590	58,558	139,444	169,220
Rest of world	5,646	4,319	16,414	21,280

	$88,709	$115,681	$281,018	$357,327

Significant Customers and Concentration of Credit Risk

For the three months ended March 31, 2012, Fujitsu Limited (Fujitsu) accounted for 16 percent of our revenues. For the nine months ended March 31, 2012, Fujitsu accounted for 14 percent and Huawei Technologies Co., Ltd. (Huawei) accounted for 10 percent of our revenues.

For the three months ended April 2, 2011, Huawei accounted for 19 percent and Alcatel-Lucent accounted for 10 percent of our revenues. For the nine months ended April 2, 2011, Huawei accounted for 17 percent, Alcatel-Lucent accounted for 12 percent and Ciena accounted for 10 percent of our revenues.

As of March 31, 2012, Huawei accounted for 10 percent of our accounts receivable. As of July 2, 2011, no customer accounted for 10 percent or more of our accounts receivable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) expectations related to our pending merger with Opnext, Inc., (ii) the impact to our operations and financial condition attributable to the flooding in Thailand and our ability to obtain insurance recoveries for claims related to such flooding, (iii) our ability to effectively and efficiently transition to an outsourced back-end assembly and test model over the next three years, and receive the expected benefits of our transaction with Venture Corporation Limited, (iv) the impact of continued uncertainty in world financial markets and any resulting or other reduction in demand for our products, (v) our ability to maintain our gross margin, (vi) our ability to respond to evolving technologies and customer requirements, (vii) our ability to develop and commercialize new products in a timely manner, (viii) our ability to protect our intellectual property rights and the resolution of allegations that we infringe the intellectual property rights of others, (ix) our dependence on a limited number of customers for a significant percentage of our revenues, (x) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do, (xi) the effect of fluctuating product mix, currency prices and consumer demand on our financial results, (xii) our performance following the closing of acquisitions and mergers, (xiii) our potential inability to realize the expected benefits and synergies from our acquisitions and mergers, including our merger with Opnext, Inc., (xiv) increased costs related to downsizing and compliance with regulatory requirements in connection with such downsizing, (xv) the impact of events beyond our control such as natural disasters, including additional information that will become available in the future regarding the impact of the flooding in Thailand on our results of operations, and political unrest, (xvi) the outcome of our currently pending litigation and future litigation that may be brought by or against us, (xvii) our ability to increase our cash reserves and the potential lack of availability of credit or opportunity for equity-based financing on terms acceptable to us and (xviii) the risks associated with our international operations. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.

OVERVIEW

We are a tier-one provider and innovator of high-performance core optical network components, modules and subsystems to global telecommunications (telecom) equipment manufacturers. We leverage our proprietary core technologies and vertically integrated product development to provide our customers with cost-effective and innovative optical solutions in metro and long-haul network applications. Increasingly, we have new opportunities with customers who are managing and building out wide area networks with certain characteristics common to telecom networks. In addition, we utilize our optical expertise to address new and emerging optical product opportunities in selective non-telecom markets, such as materials processing, consumer, medical, industrial, printing and biotechnology. In all markets, our approach is to offer a differentiated solution that is designed to make it easier for our customers to do business by combining optical technology innovation, photonic integration, and a vertically integrated approach to manufacturing and product development.

RECENT DEVELOPMENTS

On March 26, 2012, we entered into an Agreement and Plan of Merger and Reorganization (Merger Agreement), by and among Opnext, Inc. (Opnext), Tahoe Acquisition Sub, Inc., a newly formed wholly owned subsidiary of Oclaro (Merger Sub) and Oclaro, pursuant to which Oclaro and Opnext will combine their businesses through a merger of Merger Sub with and into Opnext (Merger).

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each share of common stock of Opnext will be converted into the right to receive 0.42 of a share of common stock of Oclaro. Options to purchase Opnext common stock will be assumed by Oclaro pursuant to the terms of the Merger Agreement. Stock appreciation rights with respect to Opnext common stock and restricted stock units of Opnext will be converted into stock appreciation rights with respect to Oclaro common stock and restricted stock units of Oclaro pursuant to the terms described in the Merger Agreement.

Each of Opnext and Oclaro has made customary representations, warranties and covenants in the Merger Agreement. Consummation of the Merger is subject to customary conditions, including the adoption of the Merger Agreement by the stockholders of Opnext and the approval by the stockholders of Oclaro of the issuance of shares of Oclaro common stock and of a Certificate of Amendment to Oclaro’s Certificate of Incorporation in connection with the Merger. The Merger Agreement contains certain termination rights for both Opnext and Oclaro in certain circumstances, some of which would require Opnext or Oclaro to pay the other a termination fee of $6.0 million.

On March 19, 2012, we entered into a definitive agreement with Venture Corporation Limited (Venture) to transfer our Shenzhen, China final assembly and test operations in a phased and gradual transfer of products over the next three years. As part of the transfer, we have entered into a five-year supply agreement, in which Venture will manufacture and supply us with certain products that were previously manufactured by us in our Shenzhen facility. We have also entered into an Equipment and Inventory Purchase Agreement with Venture and their affiliates, in which we will sell Venture certain of our equipment and inventory. We anticipate that we will transfer $15 million in equipment and inventory to Venture within the next 12 months. Over the transition period, the outsourcing activities associated with these agreements are expected to free up in excess of $35 million from lower working capital requirements, net of transition and employee retention costs. No guarantee can be provided that the corresponding transactions will result in the anticipated benefits, or that the transactions will result in us receiving the expected cash proceeds and the timing of receipt of such proceeds.

On March 28, 2012, shortly after announcing this agreement with Venture, certain of our employees in Shenzhen initiated a work stoppage. The work stoppage impacted our Shenzhen manufacturing capabilities temporarily up to and including April 4, 2012. Revenues for the quarter ended March 31, 2012 were adversely impacted by approximately $4 million by the work stoppage, which has since been resolved.

We have also committed to a plan to market and sell our building in Shenzhen, China. We expect the sale of the building to be completed within the next 12 months.

We are continuing to evaluate the broader supply chain implications of the flooding in Thailand across our entire manufacturing operations. Although our management cannot fully quantify the possible impact of the flooding in Thailand on our business, the supply disruption materially and adversely impacted our results of operations, including our revenue, for the second and third fiscal quarters of 2012, and is expected to materially and adversely affect our results of operations, including revenue, for at least the next fiscal quarter. While we believe our insurance coverage, both property and business interruption, will mitigate a portion of the adverse impacts, there can be no assurance as to the amount or timing of future insurance recoveries, or that we will be able to fully and timely resume production of each of our affected product lines.

RESULTS OF OPERATIONS

The following tables set forth our condensed consolidated results of operations for the three and nine month periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase (Decrease)
	March 31, 2012		April 2, 2011		Change
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$88,709	100.0	$115,681	100.0	$(26,972)	(23.3)
Cost of revenues	75,021	84.6	87,269	75.4	(12,248)	(14.0)

Gross profit	13,688	15.4	28,412	24.6	(14,724)	(51.8)

Operating expenses:
Research and development	15,045	17.0	17,220	14.9	(2,175)	(12.6)
Selling, general and administrative	14,889	16.8	16,087	13.9	(1,198)	(7.4)
Amortization of intangible assets	775	0.9	722	0.6	53	7.3
Restructuring, acquisition and related costs	2,189	2.4	1,019	0.9	1,170	114.8
Flood-related (income) expense, net	(3,267)	(3.7)	—	—	(3,267)	n/m (1)
(Gain) loss on sale of property and equipment	(13)	—	4	—	(17)	n/m (1)

Total operating expenses	29,618	33.4	35,052	30.3	(5,434)	(15.5)

Operating income (loss)	(15,930)	(18.0)	(6,640)	(5.7)	(9,290)	139.9
Other income (expense):
Interest income (expense), net	(303)	(0.3)	(487)	(0.4)	184	(37.8)
Gain (loss) on foreign currency translation	(261)	(0.3)	(2,032)	(1.8)	1,771	(87.2)

Total other income (expense)	(564)	(0.6)	(2,519)	(2.2)	1,955	(77.6)

Loss from continuing operations before income taxes	(16,494)	(18.6)	(9,159)	(7.9)	(7,335)	80.1
Income tax provision	668	0.7	668	0.6	—	—

Net loss	$(17,162)	(19.3)	$(9,827)	(8.5)	$(7,335)	74.6

(1)	Not meaningful.

	Nine Months Ended					Increase (Decrease)
	March 31, 2012		April 2, 2011		Change
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$281,018	100.0	$357,327	100.0	$(76,309)	(21.4)
Cost of revenues	232,422	82.7	258,346	72.3	(25,924)	(10.0)

Gross profit	48,596	17.3	98,981	27.7	(50,385)	(50.9)

Operating expenses:
Research and development	49,736	17.7	46,627	13.0	3,109	6.7
Selling, general and administrative	46,848	16.7	46,049	12.9	799	1.7
Amortization of intangible assets	2,224	0.8	2,080	0.6	144	6.9
Restructuring, acquisition and related costs	3,643	1.3	2,592	0.7	1,051	40.5
Flood-related (income) expense, net	5,821	2.1	—	—	5,821	n/m	(1)
Legal settlements	—	—	1,678	0.5	(1,678)	(100.0)
(Gain) loss on sale of property and equipment	84	—	(65)	—	149	n/m	(1)

Total operating expenses	108,356	38.5	98,961	27.7	9,395	9.5

Operating income (loss)	(59,760)	(21.3)	20	—	(59,780)	n/m	(1)
Other income (expense):
Interest income (expense), net	(705)	(0.3)	(1,523)	(0.4)	818	(53.7)
Gain (loss) on foreign currency translation	2,429	0.9	(6,738)	(1.9)	9,167	n/m	(1)
Other income	2,238	0.8	—	—	2,238	n/m	(1)

Total other income (expense)	3,962	1.4	(8,261)	(2.3)	12,223	n/m	(1)

Loss from continuing operations before income taxes	(55,798)	(19.9)	(8,241)	(2.3)	(47,557)	577.1
Income tax provision	6,774	2.4	1,443	0.4	5,331	369.4

Net loss	$(62,572)	(22.3)	$(9,684)	(2.7)	$(52,888)	546.1

(1)	Not meaningful.

Revenues

Revenues for the three months ended March 31, 2012 decreased by $27.0 million, or 23 percent, compared with the three months ended April 2, 2011. The decrease was primarily due to the disruption in our business caused by the flooding of our contract manufacturer in Thailand which resulted in the suspension of the manufacturing of five of our product lines. We have resumed operations at pre-flood manufacturing capacity for three of the affected product lines and we currently expect to achieve pre-flood capacity for the remaining two product lines by June 2012. Revenues were also adversely impacted by approximately $4.0 million from a short-term work stoppage in our China factory, which has since been resolved.

For the three months ended March 31, 2012, Fujitsu Limited (Fujitsu) accounted for $14.3 million, or 16 percent, of our revenues. For the three months ended April 2, 2011, Huawei Technologies Co., Ltd. (Huawei) accounted for $21.5 million, or 19 percent, and Alcatel-Lucent accounted for $12.0 million, or 10 percent, of our revenues.

Revenues for the nine months ended March 31, 2012 decreased by $76.3 million, or 21 percent, compared with the nine months ended April 2, 2011. The decrease was largely due to the disruption in our business caused by the flooding of our contract manufacturer in Thailand which resulted in the suspension of the manufacturing of a significant number of our products; a decrease in demand in our telecommunications related markets, largely associated with uncertain global macroeconomic conditions; and by approximately $4.0 million from a short-term work stoppage in our China factory, which has since been resolved.

For the nine months ended March 31, 2012, Fujitsu accounted for $38.2 million, or 14 percent, and Huawei accounted for $28.5 million, or 10 percent, of our revenues. For the nine months ended April 2, 2011, Huawei accounted for $60.6 million, or 17 percent, Alcatel-Lucent accounted for $41.5 million, or 12 percent, and Ciena accounted for $35.7 million, or 10 percent, of our revenues.

Cost of Revenues

Our cost of revenues for the three months ended March 31, 2012 decreased by $12.2 million, or 14 percent, compared with the three months ended April 2, 2011. The decrease was primarily related to reduced costs associated with lower volumes of revenue attributable to lower product sales.

Our cost of revenues for the nine months ended March 31, 2012 decreased by $25.9 million, or 10 percent, compared with the nine months ended April 2, 2011. The decrease was primarily related to reduced costs associated with lower volumes of revenue attributable to a decrease in product sales. As part of our Thailand flood recovery efforts, certain of our manufacturing employees were redirected to efforts to restore our production capacity. For the three and nine months ended March 31, 2012, costs of revenues were $1.2 million and $1.7 million lower, respectively, than they would have been otherwise as these flood recovery costs have been included in flood-related expense and not cost of revenues.

Gross Profit

Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.

Our gross margin rate decreased to 15 percent for the three months ended March 31, 2012, compared with 25 percent for the three months ended April 2, 2011. The decrease in gross margin rate was primarily related to the impact of our fixed costs on lower revenues, and correspondingly lower production volumes, caused by the disruption in our business from the flooding in Thailand. While we experienced a significant decline in sales of our products, many of our costs are fixed and did not decline with our revenue. Our gross profit was favorably impacted by approximately $0.3 million as a result of the U.K. pound sterling weakening relative to the U.S. dollar and the Swiss franc strengthening relative to the U.S. dollar. As part of our Thailand flood recovery efforts, certain of our manufacturing employees were redirected to efforts to restore our production capacity. For the three months ended March 31, 2012, gross profit was $1.2 million higher than it would have been otherwise as these flood recovery costs have been included in flood-related expense.

Our gross margin rate decreased to 17 percent for the nine months ended March 31, 2012, compared with 28 percent for the nine months ended April 2, 2011. The decrease in gross margin rate was primarily due to the impact of our fixed costs on lower revenues, and correspondingly lower production volumes, which is a result of the disruption in our business from the flooding in Thailand, coupled with a lower mix of relatively higher margin 10 Gbps transmission products and a higher mix of less mature, currently lower margin 40 Gbps transmission products that are not yet margin optimized. While we experienced a significant decline in sales of our products, many of our costs are fixed and did not decline with our revenue. Our gross profit was also unfavorably impacted by approximately $1.3 million as a result of the Swiss franc strengthening relative to the U.S. dollar and the U.K. pound sterling weakening relative to the U.S. dollar. For the nine months ended March 31, 2012, gross profit was $1.7 million higher than it would have been otherwise as these flood recovery costs have been included in flood-related expense.

Research and Development Expenses

Research and development expenses decreased by $2.2 million, or 13 percent, for the three months ended March 31, 2012, compared with the three months ended April 2, 2011. Personnel-related costs increased to $10.6 million for the three months ended March 31, 2012, compared with $9.6 million for the three months ended April 2, 2011. Other costs, including the costs of design tools and facilities-related costs decreased to $4.5 million for the three months ended March 31, 2012, compared with $7.6 million for the three months ended April 2, 2011. As part of our Thailand flood recovery efforts, certain of our research and development employees were redirected to efforts to restore our production capacity. For the three months ended March 31, 2012, research and development expenses were $0.6 million lower than they would have been otherwise as these flood recovery costs have been included in flood-related expense.

Research and development expenses increased by $3.1 million, or 7 percent, for the nine months ended March 31, 2012, compared with the nine months ended April 2, 2011. The increase was primarily due to increased investment in research and development resources, primarily personnel-related. Personnel-related costs increased to $30.8 million for the nine months ended March 31, 2012, compared with $26.6 million for the nine months ended April 2, 2011. Other costs, including engineering materials, the costs of design tools and facilities-related costs decreased to $18.9 million for the nine months ended March 31, 2012, compared with $20.0 million for the nine months ended April 2, 2011. Research and development expenses were unfavorably impacted by approximately $0.7 million as a result of the U.K. pound sterling weakening and Swiss franc strengthening relative to the U.S. dollar. For the nine months ended March 31, 2012, research and development expenses were $1.1 million lower than they would have been otherwise as these flood recovery costs have been included in flood-related expense.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $1.2 million, or 7 percent, for the three months ended March 31, 2012, compared with the three months ended April 2, 2011. Personnel-related costs decreased to $9.1 million for the three months ended March 31, 2012, compared with $9.2 million for the three months ended April 2, 2011. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, decreased to $5.8 million for the three months ended March 31, 2012, compared with $6.9 million for the three months ended April 2, 2011.

Selling, general and administrative expenses increased by $0.8 million, or 2 percent, for the nine months ended March 31, 2012, compared with the nine months ended April 2, 2011. Personnel-related costs increased to $28.5 million for the nine months ended March 31, 2012, compared with $25.5 million for the nine months ended April 2, 2011. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, decreased to $18.4 million for the nine months ended March 31, 2012, compared with $20.6 million for the nine months ended April 2, 2011.

Restructuring, Acquisition and Related Costs

During the three months ended March 31, 2012, we accrued $1.2 million in employee separation costs related to ongoing restructuring plans. During the three months ended April 2, 2011, we reduced our restructuring reserve by $0.5 million due to revised estimates for employee separation cost estimates, lease cancellation and commitments and other charges. During the three months ended March 31, 2012 and April 2, 2011, we also incurred $0.8 million and $1.5 million, respectively, in external consulting charges associated with the optimization of past acquisitions as we focus on the associated infrastructure and processes required to support sustainable growth, including, for the three months ended March 31, 2012, external costs associated with potential transactions to outsource our Shenzhen manufacturing operations, which culminated in our transaction with Venture.

During the nine months ended March 31, 2012, we accrued $2.3 million in employee separation costs related to ongoing restructuring plans. We also incurred $3.9 million of expenses during the nine months ended March 31, 2012, in external consulting charges associated with the next phase of our optimization of past acquisitions as we focus on the associated infrastructure and processes required to support sustainable growth, including external costs associated with potential transactions to outsource our Shenzhen manufacturing operations, which culminated in our transaction with Venture.

During the nine months ended April 2, 2011, we accrued $1.1 million in employee separation costs in connection with previously announced restructuring plans, offset by reductions to our restructuring reserve of $0.8 million from revised estimates for employee separation costs, lease cancellation and commitments and other charges. We also incurred $2.1 million during the nine months ended April 2, 2011 in external consulting charges associated with the optimization of past acquisitions. In addition, we recorded $0.2 million in acquisition-related professional fees during this same period.

During the three and nine months ended March 31, 2012, we reassessed the fair value of the 12 and 18 month earnout obligations related to our acquisition of Mintera, determining that the fair value of the obligations increased by $0.7 million during the three month period and decreased by $2.2 million during the nine month period. The $0.7 million increase in fair value during the three months ended March 31, 2012 and the $2.2 million decrease in fair value during the nine months ended March 31, 2012 were recorded within restructuring, acquisition and related expenses.

Flood-Related (Income) Expense, Net

In October 2011, certain areas in Thailand suffered major flooding as a result of monsoons. This flooding had a material and adverse impact on our business and results of operations. Our primary contract manufacturer, Fabrinet, suspended operations at two factories located in Chokchai, Thailand and Pinehurst, Thailand. The Chokchai factory suffered extensive flood damage and became inaccessible due to high water levels inside and surrounding the manufacturing facility. As a result of this flooding, we experienced a significant decline in products sales due to our inability or limited ability to manufacture certain Oclaro products and we incurred significant damage to our inventory and property and equipment located at the Chokchai facility.

During the three and nine months ended March 31, 2012, we recorded impairment charges related to the write-off of the net book value of damaged inventory and property and equipment based on our current estimates of the damage caused by the flooding. Flood-related (income) expense, net for the three and nine months ended March 31, 2012 also includes personnel-related costs, professional fees and related expenses incurred in connection with our recovery efforts. We continue to evaluate our estimates of flood-related losses, and in future quarters we may record additional losses for damaged equipment and inventory.

On February 2, 2012, we received a $6.4 million advance payment from one of our insurers relating to losses we incurred due to the flooding in Thailand. This payment is a general advance from our insurer against all Thailand flood-related claims and was not specifically identified as reimbursement for any particular loss or claim.

Flood-related (income) expense, net for the three and nine months ended March 31, 2012 and April 2, 2011 included the following:

	Three Months Ended March 31, 2012	Nine Months Ended March 31, 2012
	(Thousands)
Write-off of net book value of damaged inventory	$—	$4,246
Write-off of net book value of damaged property and equipment	624	3,659
Personnel-related costs, professional fees and related expenses	2,474	4,281
Advance payment from insurer	(6,365)	(6,365)

	$(3,267)	$5,821

Legal Settlements

Legal settlements expense of $1.7 million during the three and nine months ended April 2, 2011 includes amounts reserved in connection with a legal settlement with QinetiQ Limited and in connection with other legal settlements and related legal costs.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2012 increased by $2.0 million compared with the three months ended April 2, 2011. This increase was primarily due to a $1.8 million decrease in foreign exchange losses from the re-measurement of short term receivables and payables among certain of our wholly-owned international subsidiaries for fluctuations in the U.S. dollar relative to our other local functional currencies during the corresponding periods.

Other income (expense) for the nine months ended March 31, 2012 increased by $12.2 million compared with the nine months ended April 2, 2011. This increase was primarily due to a $2.2 million gain on the sale of a minority equity investment in a private company in the second quarter of 2012 and a $9.2 million increase in foreign exchange gains from the re-measurement of short term receivables and payables among certain of our wholly-owned international subsidiaries for fluctuations in the U.S. dollar relative to our other local functional currencies during the corresponding periods.

Income Tax Provision

For the three months ended March 31, 2012, our income tax provision of $0.7 million primarily related to our foreign operations. For the three months ended April 2, 2011, our income tax provision of $0.7 million primarily related to income taxes on our operations in Italy and China.

For the nine months ended March 31, 2012, our income tax provision of $6.8 million primarily related to our foreign operations, including a $4.1 million charge due to the impairment of certain net operating loss carryforwards in a foreign jurisdiction. For the nine months ended April 2, 2011, our income tax provision of $1.4 million primarily related to income taxes on our operations in Italy and China.

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

Based on the adverse effects the flooding in Thailand has had on our business and the significant insurance recoveries we have received to date, we have designated our accounting policy for insurance recoveries as a critical accounting policy beginning in the three months ended December 31, 2011.

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

On February 2, 2012, we received a $6.4 million advance payment from one of our insurers relating to losses we incurred due to the flooding in Thailand. This payment is a general advance from our insurer against all Thailand flood-related claims and was not specifically identified as reimbursement for any particular loss or claim. As there were no contingencies associated with this payment, we recorded this advance payment within flood related income (expense), net in our condensed consolidated statements of operations for the three and nine months ended March 31, 2012.

The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. Insurance recoveries we receive in future periods will be recorded net of flood-related expense in the condensed consolidated statement of operations. As of March 31, 2012, we have not recorded any estimated amounts relating to potential future insurance recoveries in the condensed consolidated statement of operations.

Liquidity and Capital Resources

Cash Flows from Operating Activities

Net cash used by operating activities for the nine months ended March 31, 2012 was $23.9 million, primarily resulting from a net loss of $62.6 million, partially offset by $22.5 million of non-cash adjustments and a $16.2 million increase in cash due to changes in operating assets and liabilities. The $22.5 million of non-cash adjustments was primarily comprised of $16.6 million of expense related to depreciation and amortization, $7.9 million of expense related to our non-cash flood-related impairments and $4.9 million of expense related to stock-based compensation, partially offset by $2.2 million due to the revaluation of the Mintera earnout liability, $2.2 million gain on the sale of an investment, $1.9 million gain from the sale of certain assets related to a legacy product and $0.7 million from the amortization of deferred gain from a sales-leaseback transaction. The $16.2 million increase in cash due to changes in operating assets and liabilities was primarily comprised of a $21.4 million decrease in accounts receivable, a $9.7 million decrease in inventory, a $1.3 million increase in accrued expenses and other liabilities, a $0.8 million decrease in prepaid expenses and other current assets, partially offset by a $17.0 million decrease in accounts payable and a $0.1 million increase in other non-current assets.

Although our management cannot yet definitively quantify the total impacts of the flooding in Thailand on our business, it is likely that the supply disruption will materially and adversely affect our results of operations, including our revenue, for at least the next fiscal quarter. There is no assurance that the adverse impact will be limited to the next fiscal quarter. While we believe our insurance coverage, both property and business interruption, will mitigate a portion of the adverse impact, there can be no assurance as to the amount or timing of future insurance recoveries, or that we will be able to fully and timely resume production of each of our affected product lines.

Net cash provided by operating activities for the nine months ended April 2, 2011 was $1.4 million, primarily resulting from $16.7 million of non-cash adjustments, partially offset by a net loss of $9.7 million and a $5.6 million decrease in cash due to changes in operating assets and liabilities. The $16.7 million of non-cash adjustments was comprised of $12.8 million of expense related to depreciation and amortization and $4.6 million of expense related to stock-based compensation, offset in part by $0.7 million from the amortization of deferred gain from a sales-leaseback transaction. The $5.6 million decrease in cash due to changes in operating assets and liabilities was comprised of a $17.9 million increase in inventory as we are investing to match the rate of our anticipated revenue growth and to provide us with strategic flexibility, a $3.8 million decrease in accrued expenses and other liabilities and a $1.0 million increase in prepaid expenses and other current assets, offset in part by cash generated from a $10.2 million increase in accounts payable, a $6.8 million decrease in accounts receivable and a $0.1 million decrease in other non-current assets.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended March 31, 2012 was $9.6 million, primarily consisting of $15.9 million used in capital expenditures, partially offset by $3.4 million in proceeds from the sale of an investment and $2.9 million in proceeds from the sale of certain assets related to a legacy product.

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

Cash Flows from Financing Activities

Net cash provided by financing activities of $25.6 million for the nine months ended March 31, 2012 primarily consisted of $25.5 million in borrowings under our revolving credit facility and $0.1 million in proceeds from the issuance of common stock through stock option exercises.

Net cash provided by financing activities of $2.6 million for the nine months ended April 2, 2011 primarily resulted from $2.3 million received from issuance of common stock, primarily through stock option exercises, and $0.3 million in additional proceeds related to our May 2010 follow-on stock offering due to finalization of our previous estimates of offering related expenses.

Effect of Exchange Rates on Cash and Cash Equivalents for the Nine months Ended March 31, 2012 and April 2, 2011

The effect of exchange rates on cash and cash equivalents for the nine months ended March 31, 2012 was a decrease of $4.3 million, primarily consisting of $0.6 million loss due to the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries and from a loss of approximately $3.7 million related to the revaluation of U.S. dollar denominated operating intercompany payables and receivables of our foreign subsidiaries.

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

Credit Facility

As of March 31, 2012, we had a $45.0 million senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders (the Credit Agreement) with an expiration date of August 1, 2014. See Note 7, Credit Agreement, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for additional information regarding this credit facility. As of March 31, 2012, there was $25.5 million outstanding under the Credit Agreement and we were in compliance with all covenants. As of July 2, 2011, there were no amounts outstanding under the Credit Agreement. At March 31, 2012 and July 2, 2011, there were $0.1 million and $1.1 million, respectively, in outstanding standby letters of credit secured under the Credit Agreement. These letters of credit expire at various intervals through April 2014.

Future Cash Requirements

As of March 31, 2012, we held $50.5 million in cash and cash equivalents and $0.6 million in restricted cash. In the future, in order to strengthen our financial position, in the event of unforeseen circumstances, in the event we need to fund our growth in future financial periods, or in the event insurance proceeds are not sufficient or timely enough to offset our expenses or lost revenue associated with the flooding in Thailand, we may need to raise additional funds by any one or a combination of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or other portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all. We are committed to a plan to market and sell our building in Shenzhen, China. We expect the sale of the building to be completed within the next 12 months. In addition to the $6.4 million insurance coverage advance payment we received in February 2012 associated with the flooding in Thailand, we also expect to receive substantial additional insurance proceeds, although neither the amounts nor the timing of such payments can be reasonably estimated at this time.

At March 31, 2012, we determined the fair value of the 18 month earnout obligation to be fixed at $10.8 million based on sales of Mintera products during the eighteen month period ended January 20, 2012. We recorded the $10.8 million in accrued expenses and other liabilities in our condensed consolidated balance sheet. We intend to settle the remaining earnout obligation of $10.8 million in cash during the fourth quarter of fiscal 2012.

From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses, such as our pending merger with Opnext, our merger with Avanex, our acquisitions of Xtellus and Mintera, our exchange of assets agreement with Newport and our sale of a legacy product line in the second quarter of fiscal year 2012. We continue to consider potential acquisition candidates. Any such transactions could result in us issuing a significant number of new equity or debt securities (including promissory notes), the incurrence or assumption of debt, and the utilization of our cash and cash equivalents. We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity securities and/or borrowings. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.

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

Interest Rates

We finance our operations through a mixture of the issuance of equity securities, finance leases, working capital and by drawing on our Credit Agreement. Our primary exposure to interest rate fluctuations is on our cash deposits and for amounts borrowed under our Credit Agreement. As of March 31, 2012, we had $25.5 million in outstanding borrowings at an average interest rate of 3.4 percent and $0.1 million in outstanding standby letters of credit secured under our Credit Agreement. An increase in our average interest rate on our Credit Agreement of 1.0 percent would increase our annual interest expense by $0.3 million.

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

As of March 31, 2012, our U.K. subsidiary had $68.0 million, net, in U.S. dollar denominated operating intercompany payables, $14.8 million in U.S. dollar denominated cash balances and $49.4 million in U.S. dollar denominated net accounts receivable related to sales to external customers. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $0.4 million (U.S. dollar strengthening), or a loss of $0.4 million (U.S. dollar weakening) on the translation of these balances, which would be recorded as gain (loss) on foreign exchange in our condensed consolidated statement of operations.

Hedging Program

We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to fluctuations between the U.S. dollar and the U.K. pound sterling. We do not currently hedge our exposure to the Chinese yuan, the Korean won, the Israeli shekel, the Swiss franc or the Euro, but we may in the future if conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of March 31, 2012, we held six outstanding foreign currency forward exchange contracts with a notional value of $4.0 million which include put and call options which expire, or expired, at various dates from April 2012 to September 2012. We have recorded an unrealized gain of $0.1 million to accumulated other comprehensive income in connection with marking these contracts to fair value as of March 31, 2012. It is estimated that a 10 percent fluctuation in the dollar between March 31, 2012 and the maturity dates of the put and call instruments underlying these contracts would lead to a profit of $0.4 million dollars (U.S. dollar weakening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

As disclosed in our Amendments No. 1 to our Quarterly Reports on Form 10-Q for the quarters ended October 1, 2011 and December 31, 2011, we identified a material weakness in our internal control over financial reporting such that our disclosure controls and procedures related to accounting for income taxes were not effective. During the quarter ended March 31, 2012, we implemented enhancements to our internal controls over financial reporting, including adding additional monitoring controls over the preparation and filing of foreign income tax returns. Our remediation efforts, including the testing of these controls, will continue throughout our fiscal year 2012. We expect that the material weakness will be considered remediated in the fourth quarter of fiscal year 2012 once these controls have been operational for a sufficient period of time to allow management to conclude that these controls are operating effectively.

Except as noted in the preceding paragraph, there was no change in our internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Five putative class actions challenging the Merger have been filed in the Superior Court of the State of California in and for the County of Alameda: (1) Martin Zilberberg v. Charles J. Abbe, No RG12623460, on March 28, 2012; (2) Eleanor Welty v. Harry L. Bosco, Case No. RG12624240, on April 4, 2012; (3) Todd Wright v. Harry L. Bosco, Case No. RG12624343, on April 5, 2012; (4) Stephen Greenberg v. Charles J. Abbe, No. RG12624444, on April 5, 2012; and (5) Mark Graf v. Opnext, Inc., No. RG12624798, on April 9, 2012. Two putative class actions challenging the Merger have been filed in the Delaware Court of Chancery: Glenn Freedman v. Opnext, Inc., CA No. 7400-VCL, on April 5, 2012; and (2) Berger v. Bosco, No. 7406-VCL, on April 9, 2012. The two Delaware actions have been consolidated under the caption In re Opnext, Inc. Shareholders Litigation, C.A. No. 7400-VCL. The defendants in each case are Opnext, Inc. and the members of Opnext’s Board (collectively, the Opnext Defendants), Oclaro, Inc. and Tahoe Acquisition Sub, Inc. (collectively, the Oclaro Defendants). Each action alleges that the Opnext Defendants breached their fiduciary duties to Opnext stockholders by entering into the Merger Agreement. Each action further alleges that the Oclaro Defendants aided and abetted those breaches of fiduciary duties.

Among other relief, the plaintiff in each case seeks an order enjoining the Merger, and seeking attorneys’ fees. All of the actions except for the Graf Action seek damages and an accounting. Plaintiffs have served discovery in certain of these actions, but no trial date has been set in any of these actions. We believe that the claims asserted in each of these actions are without merit and intend to defend them vigorously. We are unable at this time to estimate the effects of these lawsuits on our financial position, results of operations or cash flows.

On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (Pension Fund) as lead plaintiff for the putative class. On October 27, 2011, the Pension Fund filed an Amended Complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that defendants issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. On December 12, 2011, defendants filed a motion to dismiss the complaint. That motion was granted with leave to file the amended complaint. Discovery has not commenced, and no trial has been scheduled in this action. We intend to defend this litigation vigorously. We are unable at this time to estimate the effects of these lawsuits on our financial position, results of operations or cash flows.

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

In October 2011, certain areas in Thailand suffered major flooding as a result of monsoons. This flooding had a material impact on our business and results of operations. Our primary contract manufacturer, Fabrinet, suspended operations at two factories located in Chokchai, Thailand and Pinehurst, Thailand. The Chokchai factory suffered extensive flood damage and became inaccessible due to high water levels inside and surrounding the manufacturing facility. As a result of this flooding, we experienced a significant decline in products sales and we incurred significant damage to our inventory and property and equipment located at the Chokchai facility. During the nine months ended March 31, 2012, we recorded impairment charges of $4.2 million related to the write-off of the net book value of damaged inventory and $3.7 million related to the write-off of the net book value of property and equipment based on our preliminary estimates of the damage caused by the flooding and we incurred $4.3 million in personnel-related costs, professional fees and related expenses incurred in connection with our recovery efforts. We continue to evaluate our estimates of flood-related losses, and in future quarters we may record additional losses for damaged equipment and inventory.

It is possible that our customers could experience supply chain disruptions as a result of other suppliers whose manufacturing operations in Thailand have been impacted by the flooding which could impact our customers’ demand, or the timing of their demand, for our products. It is also possible that our customers will seek alternative suppliers of comparable products if we are unable to meet their supply needs as a result of the flooding in Thailand. Although our management cannot yet definitively quantify the total impacts of the flooding in Thailand on our business, it is likely that the supply disruption will continue to materially and adversely affect our results of operations, including our revenue, for at least the next fiscal quarter. There is no assurance that the adverse impact will be limited to the next fiscal quarter. While we believe our insurance coverage, both property and business interruption, will mitigate a portion of the adverse impact, there can be no assurance as to the amount or timing of insurance recoveries beyond those received in February 2012, or that the timing or amounts will be sufficient to fully compensate for negative impacts on our operating cash flow during the recovery period. If we do not efficiently and effectively mitigate the impact of the flooding on our business or if the adverse impact extends for a longer period of time than expected, our results of operations would be materially and adversely affected.

We may undertake mergers or acquisitions that do not prove successful, such as our pending merger with Opnext.

From time to time we consider mergers or acquisitions, collectively referred to as “acquisitions,” of other businesses, assets or companies that would complement our current product offerings, enhance our intellectual property rights or offer other competitive opportunities. For example, on March 26, 2012, we entered into an Agreement and Plan of Merger and Reorganization with Opnext. However, in the future, we may not be able to identify suitable acquisition candidates at prices we consider appropriate. In addition, we are in an industry that is actively consolidating and, as a result, there is no guarantee that we will successfully and satisfactorily bid against third parties, including competitors, when we identify a critical target we want to acquire.

We cannot readily predict the timing, size or success of our future acquisitions. Failure to successfully implement our acquisition plans could have a material adverse effect on our business, prospects, financial condition and results of operations. Even successful acquisitions could have the effect of reducing our cash balances, diluting the ownership interests of existing stockholders or increasing our indebtedness. For example, our pending merger with Opnext will require us to issue a significant number of newly issued shares of our common stock. In addition, during the first quarter of fiscal year 2012, we issued 0.9 million shares of our common stock related to the settlement of our Xtellus escrow liability. In October 2011, we paid $0.5 million in cash and issued 0.8 million shares of our common stock to pay the 12 month Mintera earnout obligation; and we intend to settle the $10.8 million due under the 18 month Mintera earnout obligation in the fourth quarter of fiscal year 2012.

We cannot predict with certainty which strategic, financial or operating synergies or other benefits, if any, will actually be achieved from our pending merger with Opnext or any other transaction we undertake, the timing of any such benefits, or whether those benefits which have been achieved will be sustainable on a long-term basis. Our failure to identify, consummate or integrate suitable acquisitions could adversely affect our business and results of operations.

Our pending merger with Opnext and other acquisitions could involve a number of other potential risks to our business, including the following, any of which could harm our business:

•	failure to realize the potential financial or strategic benefits of the merger or acquisition;

•	increased costs associated with merged or acquired operations;

•	economic dilution to gross and operating profit and earnings (loss) per share;

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

•

difficulty in coordinating the international activities of our acquired businesses, including Opnext, which has substantial operations in Japan as well as the United States, and which uses contract manufacturing suppliers in Southeast Asia;

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

Our integration with acquired businesses has been and will continue to be a complex, time-consuming and expensive process. We cannot assure you that we will be able to successfully integrate these businesses in a timely manner, or at all, or that any of the anticipated benefits from our pending merger with Opnext or previous acquisitions will be realized. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from our pending merger with Opnext and previously acquired entities with our management and personnel. Our failure to achieve the strategic objectives of our pending merger with Opnext or previous acquisitions could have a material adverse effect on our revenues, expenses and our other operating results and cash resources, and could result in us not achieving the anticipated potential benefits of these transactions. In addition, we cannot assure you that the growth rate of the combined company will equal the historical growth rate experienced by any of the companies that we have acquired or Opnext. Comparable risks would accompany any divestiture of business or assets we might undertake.

We depend on a limited number of suppliers who could disrupt our business if they stopped, decreased, delayed or were unable to meet our demand for shipments of their products.

We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. We currently also depend on a limited number of contract manufacturers, principally Fabrinet in Thailand, to manufacture certain of our products. We will also increasingly depend on Venture Corporation Limited (Venture) as we transfer our Shenzhen assembly and test operations in a phased and gradual transfer of products to Venture over the next three years. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers other than Fabrinet and Venture, therefore, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Given the recent macroeconomic downturn, some of our suppliers that may be small or undercapitalized may experience financial difficulties that could prevent them from supplying us materials and equipment. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shut downs due to circumstances beyond their control such as earthquakes, floods, fires or other natural disasters.

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

We may not realize the anticipated benefits from the transition of our Shenzhen assembly and test operations, and the corresponding long term supply agreement, with Venture.

In March 2012, we entered into a definitive agreement with Venture to transfer our Shenzhen final assembly and test operations to Venture’s Malaysia facility in a phased and gradual transfer of products over the next three years. In conjunction with this agreement, we entered into a 5 year supply agreement with Venture to manufacture and supply us with certain products that were previously manufactured at our Shenzhen facility. There can be no assurance that the transition of our Shenzhen assembly and test operations and the corresponding long term supply agreement with Venture will result in the benefits that we expect. There can be no assurance that we will realize the anticipated $35 million in lower working capital requirements due to the outsourcing of these activities.

On March 28, 2012, shortly after announcing this agreement, certain of our employees in Shenzhen initiated a work stoppage up to and including April 4, 2012. Although we negotiated a resolution to this work stoppage, there can be no assurance that work stoppages will not arise in the future having a material adverse impact on our production output and/or the levels and gross margins of the corresponding product revenues supported by the production output. Any such work stoppage may adversely impact our revenues and our ability to deliver products to our customers.

We have a history of large operating losses and we may not be able to achieve profitability in the future.

We have historically incurred losses and negative cash flows from operations since our inception. As of March 31, 2012, we had an accumulated deficit of $1,188.6 million. For the nine months ended March 31, 2012, we incurred a net loss of $62.6 million. For the year ended July 2, 2011 we incurred a loss from continuing operations of $46.4 million. Even though we generated income of $11.0 million from continuing operations for the year ended July 3, 2010, our results of operations are currently being materially and adversely impacted by the flooding in Thailand, and we may not be able to achieve profitability in any future periods. If we are unable to do so, we may need additional financing, which may not be available to us on commercially acceptable terms or at all, to execute on our current or future business strategies.

We may not be able to maintain gross margin levels.

We may not be able to maintain or improve our historical gross margin levels, due to the current economic uncertainty, changes in customer demand (including a change in product mix between different areas of our business) and pricing pressure from increased competition or other factors. During fiscal year 2011, our gross margin decreased compared with fiscal year 2010, and has further decreased for the nine months ended March 31, 2012. We attempt to reduce our product costs and improve our product mix to offset price competition and erosion expected in most product categories, but there is no assurance that we will be successful. Our gross margins have been, and will be in the future, adversely impacted for reasons including, but not limited to, fixed manufacturing costs that will not decrease in tandem with lower revenues due to the flooding in Thailand, unfavorable production yields or variances, increases in costs of input parts and materials, the timing of movements in our inventory balances, warranty costs and related returns, changes in foreign currency exchange rates, and possible exposure to inventory valuation reserves. Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations.

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

Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, for the nine months ended March 31, 2012 and the years ended July 2, 2011 and July 3, 2010, our three largest customers accounted for 32 percent, 36 percent and 29 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, our revenues for the fiscal quarter ended July 2, 2011 were adversely impacted by a change in customer demand expectations, including a significant change in demand expectations from a particular major customer. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.

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

Employee turnover in China is high due to the intensely competitive and fluid market for skilled labor. To operate our Shenzhen facility under these conditions, we will need to continue to hire direct manufacturing personnel, administrative personnel and technical personnel; obtain and retain required legal authorization to hire such personnel; and incur the time and expense to hire and train such personnel. On March 28, 2012, shortly after announcing this agreement with Venture, certain of our employees in Shenzhen initiated a work stoppage. The work stoppage impacted our Shenzhen manufacturing capabilities temporarily up to and including April 4, 2012. Revenues for the quarter ended March 31, 2012 were adversely impacted by approximately $4 million by the work stoppage, which has since been resolved.

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

We intend to continue to export the products manufactured at our Shenzhen facility for the estimated three year period of transfer of production to Venture. Under current regulations, upon application and approval by the relevant governmental authorities, we will not be subject to certain Chinese taxes and will be exempt from certain duties on imported materials that are used in the manufacturing process and subsequently exported from China as finished products. However, Chinese trade regulations are in a state of flux, and we may become subject to other forms of taxation and duties in China or may be required to pay export fees in the future. In the event that we become subject to new forms of taxation or export fees in China, our business and results of operations could be materially adversely affected. We may also be required to expend greater amounts than we currently anticipate in connection with increasing production in product lines active at our Shenzhen facility, even while in the process of transitioning product lines to Venture. Any one of the factors cited above, or a combination of them, could result in unanticipated costs or interruptions in production, which could materially and adversely affect our business.

Our results of operations may suffer if we do not effectively manage our inventory, and we may incur inventory-related charges.

We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. Accurately forecasting customers’ product needs is difficult. Even though our inventory balances decreased to $72.7 million as of March 31, 2012 from $102.2 million as of July 2, 2011, our quarterly revenues also decreased, to $88.7 million for the fiscal quarter ended March 31, 2012 from $109.2 million for the fiscal quarter ended July 2, 2011. Some of our products and supplies have in the past, and may in the future, become obsolete while in inventory due to rapidly changing customer specifications or a decrease in customer demand. We also have exposure to contractual liabilities to our contract manufacturers for inventories purchased by them on our behalf, based on our forecasted requirements, which may become excess or obsolete. Our inventory balances also represent an investment of cash. To the extent our inventory turns are slower than we anticipate based on historical practice, our cash conversion cycle extends and more of our cash remains invested in working capital. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off non-saleable or obsolete inventory. We have from time to time incurred significant inventory-related charges. Any such charges we incur in future periods could materially and adversely affect our results of operations. Should we enter into a contract to transition our Shenzhen manufacturing facility to a major contract manufacturer we may need to invest in additional inventories during the corresponding transition period, and in the future may be exposed to contractual liabilities to the new contract manufacturer for inventories purchased by them on our behalf.

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

As of March 31, 2012, we had approximately 2,692 employees in a total of 15 facilities around the world. As a result, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization could have a material adverse effect on our operating results and, as a result, on the market price of our common stock. Certain of these acquisitions have increased our serviceable available markets and scaling the company to address the growth potentially available from addressing these markets, and potentially available within our previously existing markets, creates additional challenges of a similar nature.

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

As of March 31, 2012, we had $10.9 million in goodwill and $17.5 million in other intangible assets on our condensed consolidated balance sheet. In the event that we determine in a future period that impairment of our goodwill, other intangible assets or long-lived assets exists for any reason, we would record additional impairment charges in the period such determination is made, which would adversely impact our financial position and results of operations.

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

Most of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Our manufacturing lines have passed our qualification standards, as well as our technical standards. However, our customers also require that our manufacturing lines pass their specific qualification standards and that we, and any subcontractors that we may use, be registered under international quality standards. In addition, we have in the past, and may in the future, encounter quality control issues as a result of relocating our manufacturing lines or introducing new products to fill production. We may be unable to obtain customer qualification of our manufacturing lines or we may experience delays in obtaining customer qualification of our manufacturing lines. Such delays or failure to obtain qualifications would harm our operating results and customer relationships. We are currently evaluating the capabilities of additional potential contract manufacturing partners to ensure we have a scalable and cost effective manufacturing strategy appropriate for executing to our business objectives over a long-term horizon. To the extent we introduce new contract manufacturing partners and move any production lines from existing internal or external facilities the new production lines will likely need to be requalified with customers. Exposures to these risks could increase during the transition of our Shenzhen product lines to Venture Malaysia over what is anticipated to be a two to three year period.

Delays, disruptions or quality control problems in manufacturing could result in delays in product shipments to customers and could adversely affect our business.

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors. As a result, we could incur additional costs that would adversely affect our gross margins, and our product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputation. Furthermore, even if we are able to deliver products to our customers on a timely basis, we may be unable to recognize revenues at the time of delivery based on our revenue recognition policies. Exposures to these risks could increase during the transition of our Shenzhen product lines to Venture Malaysia over what is anticipated to be a two to three year period.

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

Certain companies in the telecommunications and optical components markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and our competitors. Optical component suppliers may seek to gain a competitive advantage or other third parties, inside or outside our market, may seek an economic return on their intellectual property portfolios by making infringement claims against us. We currently in-

license certain intellectual property of third parties, and in the future, we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could be used to inhibit or prohibit our production and sale of existing products and our development of new products for our markets. Licenses granting us the right to use third-party technology may not be available on commercially reasonable terms, or at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results. In addition, in the event we are granted such a license, it is likely such license would be non-exclusive and other parties, including competitors, may be able to utilize such technology. Our larger competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage. In addition, our larger competitors may be able to buy such technology and preclude us from licensing or using such technology.

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

For the nine months ended March 31, 2012 and the fiscal years ended July 2, 2011 and July 3, 2010, 17 percent, 17 percent and 19 percent of our revenues, respectively, were derived from sales to customers located in the United States and 83 percent, 83 percent and 81 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

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

Our business and operating results are vulnerable to natural disasters, such as earthquakes, fires and floods, as well as other events beyond our control such as power loss, telecommunications failures and uncertainties arising out of terrorist attacks in the United States and armed conflicts overseas. For example, in the second and third quarters of fiscal year 2012, our results of operations were materially and adversely impacted by the flooding in Thailand, and we expect the results of the flooding in Thailand to continue to materially and adversely impact our results of operations for at least the next fiscal quarter. Additionally, our corporate headquarters and a portion of our research and development and manufacturing operations are located in Silicon Valley, California. This region in particular has been vulnerable to natural disasters, such as earthquakes. The occurrence of any of these events could pose physical risks to our property and personnel, which may adversely affect our ability to produce and deliver products to our customers. Although we presently maintain insurance against certain of these events, we cannot be certain that our insurance will be adequate to cover any damage sustained by us or by our customers.

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

In April 2012, in connection with the restatement of our previously issued consolidated financial statements as of and for the quarters ended December 31, 2011 and October 1, 2011, our management re-evaluated the effectiveness of our disclosure controls and procedures. As a result of that re-evaluation, our management determined that a material weakness existed in our internal controls over financial reporting such that our disclosure controls and procedures related to accounting for income taxes were not effective as of December 31, 2011 and October 1, 2011. Additional information regarding the prior period restatements are contained in Note 1 to the condensed consolidated financial statements included as part of Amendment No. 1 to Quarterly Report on Form 10-Q for each of the respective quarters. During the quarter ended March 31, 2012, we implemented enhancements to our internal controls over financial reporting, including adding additional monitoring controls over the preparation and filing of foreign income tax returns. Our remediation efforts, including the testing of these controls will continue throughout our fiscal year 2012. We expect that the material weakness will be considered remediated in the fourth quarter of fiscal year 2012 once these controls have been operational for a sufficient period of time to allow management to conclude that these controls are operating effectively. However, we cannot assure you that our efforts to fully remediate this internal control weakness will be successful or that similar material weaknesses will not recur. If additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our condensed consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

In connection with our acquisition of Xtellus, during the first quarter of fiscal year 2012 we issued 0.9 million shares of our common stock to settle our escrow liability. In October 2011, we issued 0.8 million shares of our common stock to pay portions of the 12 month earnout obligations associated with our acquisition of Mintera. These issuances and the subsequent sale of these shares will dilute our existing stockholders and could potentially have a negative impact on our stock price.

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

Our revenues and other operating results are likely to fluctuate significantly in the future. In particular, we anticipate that our results of operations will be adversely affected for at least the next fiscal quarter as a result of the flooding in Thailand. In addition, the timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, changes in the pricing of our products due to competitive pressures as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, consumer and biotechnology markets. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase products from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred, could vary significantly.

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

As of March 31, 2012, we held $50.5 million in cash and cash equivalents and $0.6 million in restricted cash. The rapidly changing industry in which we operate, the length of time between developing and introducing a product to market and frequent changing customer specifications for products, among other things, makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations, or be able to draw down on our $45.0 million senior secured revolving credit facility, or otherwise have sufficient capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies.

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

OCLARO, INC. (Registrant)

Date: May 10, 2012	By:	/s/ Jerry Turin
Jerry Turin
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated March 26, 2012, among Oclaro, Inc., Tahoe Acquisition Sub, Inc. and Opnext, Inc. (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 26, 2011 and incorporated herein by reference).

3.1	Amended and Restated Bylaws of Oclaro, Inc., including Amendments No. 1 and No. 2 thereto (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-8 dated May 5, 2009 and incorporated herein by reference).

3.2	Amendment No. 3 to Amended and Restated By-Laws of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 28, 2011 and incorporated herein by reference).

3.3	Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K filed on September 1, 2010 and incorporated herein by reference).

10.1	2011 Employee Stock Purchase Plan (previously filed as Appendix A to our Proxy Statement for our 2011 Annual Meeting of Stockholders, filed with the SEC on September 9, 2011 and incorporated herein by reference).

10.2	Variable Pay Program (previously filed as Appendix B to our Proxy Statement for our 2011 Annual Meeting of Stockholders, filed with the SEC on September 9, 2011 and incorporated herein by reference).

10.3

Form of Executive Severance and Retention Agreement, between Oclaro, Inc. and its executive officers

(previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, and incorporated herein by reference).

10.4(1)	Manufacturing and Purchase Agreement, dated November 9, 2011, between Oclaro, Inc. and Fabrinet (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, and incorporated herein by reference).

10.5(2)(3)	Manufacturing and Purchase Agreement, dated March 19, 2012, between Oclaro Technology, Ltd and Venture Corporation Ltd.

10.6(2)	Equipment and Inventory Purchase Agreement, dated March 19, 2012, between Oclaro Technology Ltd, Oclaro Technology (Shenzhen) Co., Ltd, Venture Electronics (Shenzhen) Co., Ltd, and Venture Electronics Services (M) Sdn Bhd.

10.7	Form of Opnext, Inc. Voting Agreement (previously filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on March 26, 2012 and incorporated herein by reference).

10.8	Form of Oclaro, Inc. Voting Agreement (previously filed as Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed on March 26, 2012 and incorporate herein by reference).

10.9(1)(2)	Amendment Number One to the Amended and Restated Credit Agreement, dated as of March 29, 2012, among Oclaro, Inc., Oclaro Technology Ltd, Wells Fargo Capital Finance, Inc. and other lenders party thereto.

31.1(2)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2(2)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1(2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2(2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS(4)	XBRL Instance Document

101.SCH(4)	XBRL Taxonomy Extension Schema Document

101.CAL(4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(4)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(4)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Portions of this exhibit have been omitted pursuant to an order granting confidential treatment by the Securities and Exchange Commission.
(2)	Filed herewith.
(3)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.
(4)	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.