Form 10-K
period 2012-06-30
OCLARO, INC.
filed 2012-09-13
CIK 1110647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $143,520,000 based on the last reported sale price of the registrant’s common stock on December 31, 2011 as reported by the NASDAQ Global Select Market ($2.82 per share). As of September 4, 2012, there were 90,288,637 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be filed on or before October 29, 2012. With the exception of the sections of the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders specifically incorporated herein by reference, the registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders is not deemed to be filed as part of this Form 10-K.

OCLARO, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) our future operational and financial performance, (ii) our ability to effectively integrate the operations of Opnext, Inc. and other acquired companies following the closing of acquisitions and mergers, (iii) our ability to realize the expected benefits and synergies of acquisitions and mergers, including our acquisition of Opnext, Inc., (iv) the impact to our operations and financial condition attributable to the flooding in Thailand and our ability to obtain insurance recoveries for claims related to such flooding, (v) our ability to effectively and efficiently transition to an outsourced back-end assembly and test model, and receive the expected benefits of our transaction with Venture Corporation Limited, (vi) the impact of continued uncertainty in world financial markets and any resulting or other reduction in demand for our products, (vii) our ability to maintain our gross margin, (viii) our ability to respond to evolving technologies and customer requirements, (ix) our ability to develop and commercialize new products in a timely manner, (x) our ability to protect our intellectual property rights and resolve allegations that we infringe the intellectual property rights of others, (xi) our dependence on a limited number of customers for a significant percentage of our revenues, (xii) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do, (xiii) the effects of fluctuating product mix, currency prices and consumer demand on our financial results, (xiv) increased costs related to downsizing and compliance with regulatory requirements in connection with such downsizing, (xv) the impact of events beyond our control such as natural disasters, including additional information that will become available in the future regarding the impact of the flooding in Thailand on our results of operations, and political unrest, (xvi) the outcome of our currently pending litigation and future litigation that may be brought by or against us, (xvii) our ability to increase our cash reserves and the potential lack of availability of credit or opportunity for equity-based financing on terms acceptable to us, (xviii) the outcome of tax audits or similar proceedings, and (xix) the risks associated with our international operations. You should not place undue reliance on forward-looking statements. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and the documents incorporated herein by reference.

As used herein, “Oclaro,” “we,” “our,” and similar terms include Oclaro, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business

Overview of Oclaro

We are a tier-one provider of optical communications and laser components, modules and subsystems for a broad range of diverse markets, including telecommunications (telecom), industrial, scientific, consumer electronics and medical. In all markets, our approach is to offer a differentiated solution that is designed to make it easier for our customers to do business by combining optical technology innovation, photonic integration, and a vertically integrated approach to manufacturing and product development.

Our customers include Huawei Technologies Co. Ltd (Huawei); Alcatel-Lucent; Ciena Corporation (Ciena); Fujitsu Limited (Fujitsu); Tellabs, Inc.; Infinera Corporation; Cisco Systems, Inc. (Cisco); ADVA Optical Networking; Laserline Inc.; and Ericsson.

On July 23, 2012, we acquired Opnext, Inc. (Opnext). With this acquisition, we believe we are one of the world’s largest suppliers of optical components to network communications markets, with increased breadth in our laser component presence in industrial, scientific, consumer electronics and medical markets.

Corporate Information

We were incorporated in Delaware in June 2004. On September 10, 2004, we became the publicly traded parent company of the Oclaro Technology Ltd (formerly Bookham Technology plc) group of companies, including Oclaro Technology Ltd, a limited company incorporated under the laws of England and Wales whose stock was previously traded on the London Stock Exchange and the NASDAQ National Market under the Bookham name.

In April 2009, Bookham, Inc. (Bookham) and Avanex Corporation (Avanex) merged, with Bookham becoming the parent company and changing its name to Oclaro, Inc. Subsequent to the merger, Oclaro changed its NASDAQ Global Market symbol to “OCLR.” Effective January 3, 2011, our common stock is now traded on the NASDAQ Global Select Market under the symbol “OCLR.”

Our principal executive offices are located at 2560 Junction Avenue, San Jose, California 95134, and our telephone number at that location is (408) 383-1400. We maintain a web site with the address www.oclaro.com. Our web site includes links to our Code of Business Conduct and Ethics and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters. We did not waive any provisions of our Code of Business Conduct and Ethics during the year ended June 30, 2012. We are not including the information contained in our web site or any information that may be accessed through our web site as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Any document we file with the SEC, may be inspected, without charge, at the SEC’s public reference room at 100 F Street NE, Washington, D.C. 20549 or may be obtained by calling the SEC at 1-800-SEC-0330 or at the SEC’s internet address at http://www.sec.gov (the information contained in the SEC’s website is not intended to be a part of this filing).

Recent Development

On March 26, 2012, we entered into an agreement to acquire Opnext. On July 23, 2012, we consummated the acquisition with Opnext through the merger of Opnext with a newly formed wholly-owned subsidiary of Oclaro.

Pursuant to the terms of the merger agreement, each outstanding share of common stock of Opnext was converted into the right to receive 0.42 of a share of common stock of Oclaro. We issued approximately 38,416,450 shares of our common stock for all of the outstanding shares of Opnext common stock on July 23, 2012. Stock options and stock appreciation rights of Opnext were also assumed by us pursuant to the terms of the merger agreement. The Oclaro stockholders immediately before the merger now own approximately 57.3 percent of the combined company, and the former Opnext stockholders now own approximately 42.7 percent of the combined company.

The combination is intended to qualify as a tax-free reorganization for federal income tax purposes. We will account for this acquisition under the purchase method of accounting as of July 23, 2012. Our consolidated balance sheet as of June 30, 2012 and our statements of operations and statements of cash flows for the year ended June 30, 2012 do not include any assets or liabilities assumed in the acquisition or any results of operations from Opnext. We will include the results of operations for Opnext after the closing date of the acquisition, and the estimated fair value of assets acquired and liabilities assumed in our condensed consolidated financial statements beginning in the first quarter of fiscal year 2013. Unless otherwise indicated, the discussions in this Annual Report on Form10-K relate to Oclaro as a stand-alone entity and do not reflect the impact of the acquisition of Opnext.

We expect the combination of Oclaro and Opnext to create synergies and cost saving opportunities through the integration of product lines, supply chains, administrative functions, sales and marketing teams and research and development efforts. We believe this transaction has positioned us to be a leader in the telecom market of the optical industry and a stronger competitor in the data communication market of the optical industry. As a result of the acquisition, we have a comprehensive portfolio of terminal and line product technologies that are critical for the metro and long-haul markets, a broad product portfolio of transceivers for enterprise and datacom applications, and an extensive product portfolio in the industrial and consumer markets. Our products are complementary to one another, with little overlap between the product portfolios. We have complementary chip level and technology portfolios, which are expected to allow us to deliver more vertical integration capabilities from components to subsystems. We expect to become a new leader in the growing optical components and modules market and a leading supplier of laser diodes for industrial and consumer applications.

Our Business

We are a supplier of core optical network technology to leading telecom equipment companies worldwide. We target telecom equipment manufacturers that integrate our optical technology into the systems they offer to the telecom carriers that are building, upgrading and operating high-performance optical networks. Telecom carriers are increasingly demanding greater levels of network capacity from their telecom equipment suppliers, our customers, in order to meet their rapidly growing network bandwidth requirements. We believe that the trend toward an increase in demand for optical solutions, which increase network capacity, is in response to growing bandwidth demand driven by increased transmission of video, voice and data over optical communication networks. Network carriers also seek to decrease the total cost of ownership of their networks and many of our advanced optical solutions, both now and potentially in terms of future optical technologies to enable new network architectures, can provide a level of flexibility and responsiveness consistent with supporting these goals. The rapid development of network infrastructure underway in developing countries is also driving growth in demand for optical solutions. Increasingly, internet service providers with their own wide area networks have similar requirements and are also becoming customers for our optical network products.

We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals in telecom networks. We are a leading supplier of optical products at the component level, including tunable lasers, pump lasers, external modulators, integrated lasers and modulators and receivers. We are also a leading supplier of products at the module and subsystem levels, including transceivers, transponders, tunable dispersion compensation, amplifiers, wavelength selective switch (WSS) and controlled subsystems, including integrated reconfigurable optical add-drop multiplexer (ROADM) line cards. Many of our products enable increased flexibility in optical telecom networks, making the networks more dynamic in nature. With the acquisition of Opnext, we expect to reinforce our leadership position in transceivers, transponders and subsystems in our traditional core optical network markets, and to extend our presence more significantly into the datacom/enterprise market with Opnext’s portfolio of client-side and short reach transceivers.

Within our overall business, we also have specific product lines focused on the design, manufacture, marketing and sale of optics and photonics solutions for select non-telecom markets. These products include high-power lasers targeted at material processing, consumer, medical, industrial and printing markets, vertical cavity surface emitting lasers (VCSELs) targeted at consumer markets and thin film filter products targeted at biotechnology and other markets. Increasingly, customers outside of the telecom market are recognizing the value of optical technology to their products and end markets. We believe that there is a long-term transition under way across many markets from the use of electronics to the use of light waves. We also believe that the proliferation of optical technology into new and emerging markets and our ability to be a viable supplier of differentiated technologies to larger laser system companies serving these markets helps drive our growth in related product lines. One such example is our introduction of fiber lasers, which we believe may contribute to our customers’ ability to compete effectively in related markets with existing vertically integrated competitors.

Competitive Differentiation

We believe that the following competitive strengths have enabled us to establish our position as a leading provider of core optical network components, modules and subsystems:

•

Customer Ease of Use. We believe that providing innovative solutions to enhance our customers’ ease of doing business is critical to success, and this is at the core of our strategy. This includes exhibiting high standards of flexibility and quality and the ability to provide products ranging from standard components to advanced subsystems designed in partnership with our customers. We are a leading supplier of optical products at the component level, including tunable lasers, pump lasers, external modulators, integrated lasers and modulators and receivers. We are also a leading supplier of products at the module and subsystem levels, including transceivers, transponders, tunable dispersion compensation, amplifiers, WSS and controlled subsystems, including integrated ROADM line cards. Our intellectual property (IP) leadership and vertically integrated manufacturing strategy enable us to deliver high performance, competitive solutions.

•

Optical Technology Leadership. We have extensive expertise in optical technologies including optoelectronic semiconductors, electronics design, firmware and software capabilities. Our expertise includes III-V optoelectronic semiconductors utilizing indium phosphide (InP), gallium arsenide and lithium niobate substrates. Following the acquisition of Opnext, we will have over 1,700 patents issued. Our IP portfolio represents a significant investment in the optical industry over the past 20 years. We believe our commitment to the optical industry and our IP and know-how represents a differentiated value proposition for our customers. We believe that we are positioned as the number one or number two supplier in many of our metro and long-haul telecom product areas, and that we have differentiated technology in the wavelength selective switching and ROADM markets where we are more recent market entrants.

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

•

Vertically Integrated Approach. Prior to our acquisition of Opnext, we operated three optical wafer fabrication facilities. We believe that our wafer fabrication facilities position us to introduce product innovations delivering optical network cost and performance advantages to our customers. We believe that the combination of our in-house control of the product lifecycle process combined with the scalability and flexibility of our contract manufacturers enables us to respond more quickly to changing customer requirements, allowing our customers to reduce the time it takes them to deliver products to market. We also operate a back-end assembly and test facility in China, which is in the process of being transitioned to a contract manufacturer. We believe that our ability to deliver innovative technologies in a variety of vertical form factors, ranging from chip level to module level to subsystem level, allows us to address the needs of a broad base of potential customers regardless of their desired level of product integration or complexity.

•

Proven Ability to Expand into Other Optical Markets. We leverage our core optical expertise to enter attractive optical markets outside of telecom. We have become a leading merchant supplier of laser diodes, serving markets such as manufacturing, printing, medical and consumer and we have become a viable supplier of differentiated technologies to larger vertically integrated laser systems companies serving these markets. The corresponding product lines operate within our overall business, leveraging our telecom optical expertise, allowing us to increase fab utilization and providing revenue diversification. We also believe we can extend our expertise by providing internally manufactured optical components to strengthen the competitive positioning of certain Opnext products in datacom and enterprise-related markets.

Business Strategy

In order to maintain our position as a leading provider of core optical network components, modules and subsystems, we are continuing to pursue the following business strategies:

•

Maintain Focus on Core Optical Network. We are positioned as a key strategic supplier to the major telecom equipment companies and intend to continue to focus on enabling our customers to build equipment for the implementation of next generation core optical networks. Our optical IP and development expertise provides us with optical network insights that enable us to partner with our customers to continue to develop and deliver innovative optical solutions. We plan to continue to work with our customers to develop key technologies and expand our product offerings across the optical network. Our acquisition of Opnext reinforces our position in the core optical network and also extends our presence into datacom and enterprise aspects of the optical network.

•

Expand Position with Tier One Customers Through Technology Innovation and Manufacturing Flexibility. We believe we are a market leader in many of the market segments we address. Our combination of technology innovation and manufacturing flexibility enable us to deliver low-latency, high-performance products to our customers. We believe our customer-centric strategy will enable us to continue to gain share in our markets by innovating in partnership with our customers and delivering cost-effective solutions to them. Our acquisition of Opnext reinforces our position as a tier one supplier to customers, and in some cases, may create new opportunities for cross selling a broader portfolio of product offerings within existing customers.

•

Extend Core Optical Product Differentiation. We plan to continue to invest in optical innovation in order to power the infrastructure required to serve the rapidly growing demand for bandwidth. Our photonic integration capability enables additional functionality of our products and we plan to continue to leverage this advantage to advance optical technology in the network. We also plan to evaluate acquisitions of and investments in complementary businesses, products or technologies in order to continuously improve our solutions for customers. Our acquisition of Opnext reinforces our leadership position in the high-bit rate 40 gigabits per second (Gb/s) and 100 Gb/s segments of the core optical network market. Our acquisition of Opnext also increases our skills in the area of packaging of vertically integrated products at the module and transceiver level.

•

Match Global Engineering and Manufacturing Resources with Customer Demands. We believe our global engineering and manufacturing infrastructure enables us to deliver cost-effective solutions for our customers. A sizable portion of our global engineering team is in low cost regions of Asia, including a sizable presence near key customers in China. Our use of contract manufacturers, primarily in Southeast Asia, provides us with an effective cost base and enables us to dynamically manage our production in the face of varying customer demand. We also operate a back-end assembly and test facility in China, which is in the process of being transitioned to a contract manufacturer. We continually evaluate the capabilities of additional potential contract manufacturing partners to ensure we have a scalable and cost effective manufacturing strategy appropriate for executing to our business objectives over a long-term horizon.

•

Leverage Optical Expertise to Address Other Optical Market Opportunities. We plan to continue to selectively enter and/or expand into non-telecom markets for optical products where we can leverage our optical expertise and our manufacturing infrastructure in order to provide differentiated products for our customers.

•

Consider the Use of Strategic Investments and Acquisitions to Maintain Optical Leadership Position. Our industry has historically been fragmented and characterized by large numbers of competitors, but in recent years has experienced increasing levels of consolidation. In addition to our internal development capabilities, we intend to continue to consider the use of acquisitions as a means to enhance our scale, obtain critical technologies and enter new markets. We have historically expanded our business through acquisitions where we have seen an opportunity to enhance scale, broaden our product offerings or integrate new technology. Our July 2012 acquisition of Opnext is consistent with this strategy. In addition, we have participated in significant past merger and acquisition activities, including our merger with Avanex in April 2009; our acquisition of Xtellus, Inc. (Xtellus) in December 2009, which complemented and expanded our WSS product portfolio; our acquisition of Mintera Corporation (Mintera) in July 2010, which broadened our product portfolio for high-speed transmission solutions and reinforces our position as one of the leading optical communications providers; and our acquisition of Nortel Networks Optical Components business in 2002, the Marconi Optical Components business in 2002, and seven other acquisitions between 2003 and 2009. In addition, in June 2010, we made a minority investment in, and entered into a strategic marketing arrangement with, ClariPhy Communications, Inc. (ClariPhy), a designer of high-speed digital signal processors complementary to our high-bit rate products.

Our Product Offerings

•

Tunable laser transmitters. Our tunable laser products include discrete lasers and co-packaged laser modulators to optimize performance and reduce the size of the product. Our tunable products at the component level include an InP tunable laser chip, a 10 Gb/s integrated tunable laser assembly (iTLA) and a 10 Gb/s co-packaged laser modulator tunable compact mach-zender. We also supply our tunable components into our customers’ 40 Gb/s products, and believe we are a primary supplier of these and related components into the 40 Gb/s solutions commercially available today.

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

•

Receivers. Our portfolio of discrete receivers for metro and long-haul applications includes 10 Gb/s XMD PIN and avalanche photodiode (APD) receivers, 40 Gb/s XLMD PIN receivers, 10 Gb/s coplanar receivers in PIN and APD configurations, 20 Gb/s balanced receivers, and 40 Gb/s and 100 Gb/s coherent receivers.

•

Transceivers. Our small form factor pluggable transceiver portfolio includes small-form factor pluggable (SFP) products operating at 2.5 Gb/s and XFP products operating at 10 Gb/s, including a tunable X2 extended product operating at 10 Gb/s and 10 Gb/s tunable XFP products, which we believe will be cost effective solutions and industry leading in terms of performance. We believe the photonic integration of our internal componentry represents a differentiator and a competitive advantage in our tunable XFP products. We are also in development on a 100 Gb/s CFP pluggable transceiver for client-side applications.

•

Transponder modules. Our transponder modules provide both transmitter and receiver functions. A transponder includes electrical circuitry to control the laser diode and modulation function of the transmitter as well as the receiver electronics. We supply a small form factor tunable transponder at 10 Gb/s. We supply large form factor 40 Gb/s transponders based on a differential phase shift keying (DPSK) modulation scheme and a 40 Gb/s polarization multiplexing quadrature phase-shift keying (PM-QPSK) transponder, also known as a coherent-based transponder. We believe the photonic integration of our internal componentry represents a differentiator and a competitive advantage in certain of these products.

•

Amplifiers. Erbium doped fiber amplifiers (EDFAs) are used to boost the brightness of optical signals and offer compact amplification for ultra long-haul, long-haul and metro networks. We offer a semi-custom product portfolio of multi-wavelength amplifiers from gain blocks to full card level or subsystem solutions designed for use in wide bandwidth wave division multiplexing (WDM) optical transmission systems. We also offer lower cost narrow band mini-amplifiers. 980 nanometer (nm) pump laser diodes are a key component of these products and they are mostly sourced internally from our own wafer fabrication facilities.

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

•

Tunable Dispersion Compensation Products. Our tunable dispersion compensation product family consists of products that optically compensate for chromatic dispersion and dispersion degradation of transmission signals, based on dispersion compensating fiber and cascaded etalons. We believe our tunable dispersion compensation products are deployed in the substantial portion of the non-coherent 40 Gb/s networks built today.

•

Thin Film Filters. Our thin film filter (TFF) products are used for multiplexing and demultiplexing optical signals within dense WDM transmission systems. In addition to this, TFF products are used to attenuate and control light within our amplifier product range. We also deploy our optical TFF technology to markets outside of telecommunications, with applications available in the life sciences, biotechnology and consumer display industries.

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

Our acquisition of Opnext will allow us to:

•

Reinforce our leadership position in transponders and transceivers for metro and long haul applications within the core optical network, in particular at the high-bit rate 40 Gb/s and 100 Gb/s segments of the market, and in some cases at subsystem level products.

•

Extend our leadership position into client-side and short reach transceivers for datacom/enterprise applications, with the potential to improve the competitiveness of certain of these products by using our internally manufactured components within the transceivers.

•

Add lasers and infrared LEDs for a variety of industrial and commercial applications to our product portfolio. The Opnext products include 404 nm, 445 nm, 635 nm, 650 nm and 670 nm wavelength-visible lasers for applications such as mini-projectors, laser printing, industrial barcode scanning, bio/medical imaging, industrial imaging and professional contractor tools; 780 nm and 830 nm wavelength infrared lasers for scientific measurement, night vision, and other infrared applications; and 640 nm, 760 nm, 840 nm and 880 nm wavelength infrared LEDs for sensors used in robotics and other industrial applications.

The following table sets forth our revenues by product group for the periods indicated:

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
Telecom components (1)	$98,066	$134,705	$147,366
Transmission modules (2)	108,965	93,292	34,433
Amplification, filtering and optical routing (3)	120,611	184,514	161,628
Industrial and consumer (4)	57,816	53,994	49,118

	$385,458	$466,505	$392,545

(1)	Includes lasers, modulators, laser pumps, receivers and integrated lasers and modulators.
(2)	Includes 10 Gb/s and 40 Gb/s transponders and transceivers.
(3)	Includes amplifiers, micro-optics, dispersion compensation management, WSS modules, subsystems, ROADM line cards and thin film filters.
(4)	Includes high power laser and VCSEL products.

Customers, Sales and Marketing

We believe it is essential to maintain a comprehensive and capable sales and marketing organization. As of June 30, 2012, our sales and marketing organization, which included direct sales force, customer service, marketing communications and product line specific marketing employees, totaled 112 people for all of our products sold in Canada, China, France, Germany, Italy, Switzerland, the U.K., Japan and the United States. In addition to our direct sales and marketing organization, we also sell and market our products through international sales representatives and resellers that extend our commercial reach to smaller geographic locations and customers that are not currently covered by our direct sales and marketing efforts.

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

For the fiscal year ended June 30, 2012, Huawei and Fujitsu each accounted for 10 percent of our revenues. For the fiscal year ended July 2, 2011, Huawei accounted for 15 percent and Alcatel-Lucent accounted for 11 percent of our revenues. For the fiscal year ended July 3, 2010, Huawei accounted for 13 percent and Alcatel-Lucent accounted for 10 percent of our revenues.

Our customers are primarily telecommunications systems and components vendors, and also include customers in data communications, laser systems, life-sciences, industrial printing and consumer electronics components.

The following table sets forth our revenues by geographic region for the periods indicated, determined based on the country or region to which the products were shipped:

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
United States	$68,271	$80,350	$75,907
China, excluding Hong Kong	44,370	81,828	73,588
Hong Kong	41,967	47,452	36,287
Germany	47,446	46,652	34,368
Italy	23,159	46,376	35,507
Japan	59,552	45,058	20,332
Thailand	32,290	32,072	33,956
Rest of world	68,403	86,717	82,600

	$385,458	$466,505	$392,545

Manufacturing

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

Our manufacturing capabilities include fabrication processing operations for InP substrates, gallium arsenide substrates, lithium niobate substrates and thin film filters, including clean room facilities for each of these fabrication processes, along with assembly and test capability and reliability/quality testing. We utilize sophisticated semiconductor processing equipment in these operations, such as epitaxy reactors, metal deposition systems, photolithography, etching, analytical measurement and control equipment. Our assembly and test facilities, whether internal or under service agreements with our contract manufacturers, include specialized automated assembly equipment, temperature and humidity control and reliability and testing facilities.

We have wafer fabrication facilities in Caswell, U.K.; Zurich, Switzerland and San Donato, Italy. We also have facilities in Shenzhen, China where we perform assembly and test operations, a thin film filter manufacturing facility in Santa Rosa, California and a liquid crystal optical processor fabrication facility with associated assembly and test activities in Daejeon, South Korea. Through the acquisition of Opnext, we will add facilities in Totsuka, Japan and Komora, Japan to our portfolio of wafer fabs. We believe that innovation at the wafer and fab level is a key differentiator in optical components and the acquisition of Opnext reinforces our position accordingly.

We also use third-party contract manufacturers in Thailand (Fabrinet) and China, and these activities are coordinated by our operations support team in Shenzhen, China. In the third quarter of fiscal year 2012, we entered into an agreement with Venture Corporation Limited (Venture) to transfer our Shenzhen, China operations to their facilities in Malaysia over a period of three years. We also use a U.S.-based contract manufacturer to a lesser degree, on a specific product basis. We continually evaluate the capabilities of additional potential contract manufacturing partners to ensure we have a scalable and cost effective manufacturing strategy appropriate for executing our business objectives over a long-term horizon. As of June 30, 2012, our manufacturing organization was comprised of 2,014 people, which will increase in fiscal year 2013 due to the consummation of the Opnext acquisition, and gradually decrease as a result of our phased and gradual transfer of our operations from Shenzhen, China to Venture.

Our acquisition of Opnext will add facilities in Japan, where we will manufacture key lasers and photo detectors, and in California, where we will perform a portion of the manufacturing of 40 Gb/s and 100 Gb/s subsystems and 40 Gb/s DPSK modules.

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

We have significant expertise in optical technologies such as optoelectronic semiconductors utilizing InP, gallium arsenide and lithium niobate substrates, thin film filters and micro-optic assembly and packaging technology. In addition to these technologies, we also have electronics design, firmware and software capabilities to produce transceivers, transponders, optical amplifiers, WSS, ROADMs and other value-added subsystems. We will also consider supplementing our in-house technical capabilities with strategic alliances or technology development arrangements with third parties when we deem appropriate. An example of this is our minority investment in, and strategic marketing arrangement with, ClariPhy, a developer of high-speed digital signal processors complementary to our optical components in 40 Gb/s and, in the future, 100 Gb/s applications. We spent $67.0 million, $65.5 million and $41.5 million on research and development during the years ended June 30, 2012, July 2, 2011 and July 3, 2010, respectively. As of June 30, 2012, our research and development organization was comprised of 505 people, which will increase in fiscal year 2013 as a result of our acquisition of Opnext.

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

Our acquisition of Opnext will expand our research and development facilities to include facilities in Japan and California.

Intellectual Property

Our competitive position significantly depends upon our research, development, engineering, manufacturing and marketing capabilities, and not just on our patent position. However, obtaining and enforcing intellectual property rights, including patents, provides us with a further competitive advantage. In the appropriate circumstances, these rights can help us to obtain entry into new markets by providing consideration for cross-licenses. In other circumstances, they can be used to prevent competitors from copying our products or from using our inventions. Accordingly, our practice is to file patent applications in the United States and other countries for inventions that we consider significant. In addition to patents, we also possess other intellectual property, including trademarks, know-how, trade secrets, design rights and copyrights.

We have a substantial number of patents in the United States and other countries, and additional applications are pending. These relate to technology that we have obtained from our acquisitions of businesses and companies in addition to our own internally developed technology. As of June 30, 2012, we held over 1,000 patents worldwide, with additional patent applications pending in various jurisdictions. Although our business is not materially dependent upon any one patent, our rights and the products made and sold under our patents, taken as a whole, are a significant element of our business. We maintain an active program designed to identify technology appropriate for patent protection. Following our acquisition of Opnext in July 2012, our patent portfolio increased by over 650 issued patents worldwide.

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

Although we continue to take steps to identify and protect our patentable technology and to obtain and protect proprietary rights to our technology, we cannot be certain the steps we have taken will prevent misappropriation of our technology, especially in certain countries where the legal protections of intellectual property are still developing. We may take legal action to enforce our patents and trademarks and other intellectual property rights. However, legal action may not always be successful or appropriate, and may be costly. Further, situations may arise in which we may decide to grant intellectual property licenses to third parties in which case other parties will be able to exploit our technology in the marketplace.

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

Competition

The optical communications markets are rapidly evolving. We expect these markets to continue to be highly competitive because of the available capacity and number of competitors. We compete with domestic and international companies, many of which have substantially greater financial and other resources than we do. As of June 30, 2012, we believe that our principal competitors in the optical subsystems, modules and components industry include Finisar Corporation (Finisar), JDS Uniphase Corporation (JDSU), Oplink Communications, Inc. (Oplink) and Opnext, which we acquired on July 23, 2012, and vertically-integrated equipment manufacturers such as Fujitsu Limited and Sumitomo Electric Industries, Ltd. The principal competitive factors upon which we compete include breadth of product line, availability, performance, product reliability, innovation and selling price. We seek to differentiate ourselves from our competitors by offering high levels of customer value through collaborative product design, technology innovation, manufacturing capabilities, optical/mechanical performance, intelligent features for configuration, control and monitoring, multi-function integration and overall customization. There can be no assurance that we will continue to compete favorably with respect to these factors. We encounter substantial competition in most of our markets, although no one competitor competes with us across all product lines or markets.

Our competitors also include laser diode suppliers such as DILAS Diode Lasers, Inc., Jenoptik AG, Coherent, Inc. and JDSU, some of which are captive suppliers to their own vertically integrated laser systems operations as well as suppliers to external customers, and some of which, like us, are merchant suppliers of laser diodes. Our competitors in VCSEL products include Avago Technologies.

Consolidation in the optical systems and components industry in the past has intensified, and future consolidation could further intensify, the competitive pressures that we face. For example, in addition to our mergers with Opnext and Avanex, our fiscal year 2010 acquisition of Xtellus and our fiscal year 2011 acquisition of Mintera; Finisar and Optium Corporation merged in 2008, Finisar acquired Ignis Optics in 2011 and Red-C Optical Networks Ltd. in 2012, Neophotonics acquired Santur in 2011 and Opnext acquired StrataLight Communications, Inc. in 2009. In the past, JDSU and Oplink have also expanded their businesses through acquisitions.

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

Amendment and Restatement of Credit Facility

On July 26, 2011 and March 29, 2012, we entered into amendments and restatements of our senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and the other lenders party thereto, which, among other things, increased the facility size from $25.0 million to $45.0 million, extended the term thereof to August 1, 2014, and redefined certain events of default. On July 23, 2012, we further amended the credit facility, granting us consent to acquire Opnext and permitting us to assume certain existing debt obligations of Opnext in the acquisition. These amendments and restatement are more fully discussed in Note 7, Credit Agreement, and Note 16, Subsequent Events, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Long-Lived Tangible Assets and Total Assets

The following table sets forth our long-lived tangible assets and total assets by geographic region as of the dates indicated:

	Long-lived Tangible Assets		Total Assets
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(Thousands)
United States	$6,672	$8,048	$69,722	$98,248
China	23,194	33,564	84,286	80,906
United Kingdom	7,617	6,496	116,625	124,841
Switzerland	6,184	7,480	23,922	31,572
Thailand	12,357	9,598	18,699	23,242
Rest of world	3,592	4,188	15,052	16,365

	$59,616	$69,374	$328,306	$375,174

Employees

As of June 30, 2012, we employed 2,790 people, including 505 in research and development, 2,014 in manufacturing, 112 in sales and marketing, and 159 in finance and administration. In Italy, 126 employees belong to local collective bargaining/professional guilds. None of our other employees are subject to collective bargaining agreements.

On March 28, 2012, shortly after announcing our agreement with Venture to transfer our Shenzhen, China operations, certain of our employees in Shenzhen initiated a work stoppage that lasted through April 4, 2012. We negotiated a resolution to this work stoppage.

As a result of our acquisition of Opnext on July 23, 2012 and the gradual transfer of our China operations to Venture, our organizational structure and size is expected to change.

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

Risks Related to Our Business

We may undertake mergers or acquisitions, such as our acquisition of Opnext, Inc. (Opnext), that do not prove successful, which would materially and adversely affect our business, prospects, financial condition and results of operations.

From time to time we consider mergers or acquisitions, collectively referred to as “acquisitions,” of other businesses, assets or companies that would complement our current product offerings, enhance our intellectual property rights or offer other competitive opportunities. For example, on March 26, 2012, we entered into an Agreement and Plan of Merger and Reorganization with Opnext, which was completed on July 23, 2012. However, in the future, we may not be able to identify suitable acquisition candidates at prices we consider appropriate. In addition, we are in an industry that is actively consolidating and, as a result, there is no guarantee that we will successfully and satisfactorily bid against third parties, including competitors, when we identify a critical target we want to acquire.

We cannot readily predict the timing or size of our future acquisitions, or the success of our recent or future acquisitions. Failure to successfully implement our acquisition plans could have a material adverse effect on our business, prospects, financial condition and results of operations. Even successful acquisitions could have the effect of reducing our cash balances, diluting the ownership interests of existing stockholders or increasing our indebtedness. For example, in our acquisition of Opnext we issued approximately 38.4 million newly issued shares of our common stock to the former stockholders of Opnext. In addition, during the first quarter of fiscal year 2012, we issued 0.9 million shares of our common stock related to the settlement of our Xtellus escrow liability. In October 2011, we paid $0.5 million in cash and issued 0.8 million shares of our common stock to pay the 12 month Mintera earnout obligation. In the fourth quarter of fiscal year 2012, we paid $2.2 million to settle a portion of our 18 month Mintera earnout obligation, and settled the remaining $8.6 million in cash in the first quarter of fiscal year 2013.

Our acquisition of Opnext and other acquisitions could involve a number of other potential risks to our business, including the following, any of which could harm our business:

•	failure to realize the potential financial or strategic benefits of the merger or acquisition;

•	increased costs associated with merged or acquired operations;

•	economic dilution to gross and operating profit (loss) and earnings (loss) per share;

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

•

difficulty in coordinating and integrating the manufacturing activities of our acquired businesses, including with respect to third-party manufacturers, including executing a production capacity ramp up of our South Korea facility and our contract manufacturers to support the potential revenue demand for the WSS-related products of Xtellus, and transferring certain production of Mintera products to our internal facilities, in addition to coordination, integration or transfers of any manufacturing activities associated with our acquisition of Opnext;

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

•	the effect of tax laws due to increasing complexities of our global operating structure;

•	greater exposure to the impact of foreign currency changes on our business;

•	the effect of employment law or regulations or other limitations in foreign jurisdictions that could have an impact on timing, amounts or costs of achieving expected synergies; and

•	substantial demands on our management as a result of these transactions that may limit their time to attend to other operational, financial, business and strategic issues.

Our integration with acquired businesses has been and will continue to be a complex, time-consuming and expensive process. We cannot assure you that we will be able to successfully integrate these businesses in a timely manner, or at all, or that any of the anticipated benefits from our acquisition of Opnext or previous acquisitions will be realized. There are inherent challenges in integrating the operations of geographically diverse companies. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from our acquisition of Opnext and previously acquired entities with our management and personnel. Our failure to achieve the strategic objectives of our acquisition of Opnext or previous acquisitions could have a material adverse effect on our revenues, expenses and our other operating results and cash resources, and could result in us not achieving the anticipated potential benefits of these transactions. In addition, we cannot assure you that the growth rate of the combined company will equal the historical growth rate experienced by any of the companies that we have acquired or Opnext. Comparable risks would accompany any divestiture of business or assets we might undertake.

In addition, even if we successfully integrate the operations of Opnext and other companies that we acquire in the future, we cannot predict with certainty which strategic, financial or operating synergies or other benefits, if any, will actually be achieved from our acquisition, the timing of any such benefits, or whether those benefits which have been achieved will be sustainable on a long-term basis. Our failure to successfully integrate the operations of Opnext would likely have a material and adverse impact on our business, prospects, financial condition and results of operations.

Our results of operations have been and will be materially and adversely affected by the flooding in Thailand.

In October 2011, certain areas in Thailand suffered major flooding as a result of monsoons. This flooding had a material impact on our business and results of operations. Our primary contract manufacturer, Fabrinet, suspended operations at two factories located in Chokchai, Thailand and Pinehurst, Thailand. The Chokchai factory suffered extensive flood damage and became inaccessible due to high water levels inside and surrounding the manufacturing facility. As a result of this flooding, we experienced a significant decline in products sales and we incurred significant damage to our inventory and property and equipment located at the Chokchai facility. During the year ended June 30, 2012, we recorded impairment charges of $4.2 million related to the write-off of the net book value of damaged inventory and $3.9 million related to the write-off of the net book value of property and equipment based on our preliminary estimates of the damage caused by the flooding; and we incurred $5.3 million in personnel-related costs, professional fees and related expenses incurred in connection with our recovery efforts. Although we do not anticipate incurring additional material expenses or losses related to damaged equipment and inventory or recovery efforts in fiscal year 2013, we will continue to evaluate our estimates of flood-related losses.

It is possible that our customers could experience supply chain disruptions as a result of other suppliers whose manufacturing operations in Thailand have been impacted by the flooding which could impact our customers’ demand, or the timing of their demand, for our products. It is also possible that our customers will seek alternative suppliers of comparable products if we are unable to meet their supply needs as a result of the flooding in Thailand. While we believe our insurance coverage, both property and business interruption, will mitigate a portion of the adverse impact, there can be no assurance as to the amount or timing of insurance recoveries beyond those received through June 2012, or that the timing or amounts will be sufficient to fully compensate for negative impacts on our operating cash flow during the recovery period. If we do not efficiently and effectively mitigate the impact of the flooding on our business or if the adverse impact extends for a longer period of time than expected, our results of operations would be materially and adversely affected.

We may not realize the anticipated benefits from the transition of our Shenzhen assembly and test operations, and the corresponding long term supply agreement, with Venture.

In March 2012, we entered into a definitive agreement with Venture Corporation Limited (Venture) to transfer our Shenzhen final assembly and test operations to Venture’s Malaysia facility in a phased and gradual transfer of products over a period of three years. In conjunction with this agreement, we entered into a five-year supply agreement with Venture to manufacture and supply us with certain products that were previously manufactured at our Shenzhen facility. There can be no assurance that the transition of our Shenzhen assembly and test operations and the corresponding long term supply agreement with Venture will result in the benefits that we expect. There can be no assurance that we will realize our initial estimate of $35 million in lower working capital requirements, net of related costs incurred, due to the outsourcing of these activities.

On March 28, 2012, shortly after announcing this agreement, certain of our employees in Shenzhen initiated a work stoppage up to and including April 4, 2012. Although we negotiated a resolution to this work stoppage, there can be no assurance that work stoppages will not arise in the future having a material adverse impact on our production output and/or the levels and gross margins of the corresponding product revenues supported by the production output, and/or increasing the net costs of executing the transfer to Venture. Any such work stoppage may adversely impact our revenues and our ability to deliver products to our customers.

We depend on a limited number of suppliers who could disrupt our business if they stopped, decreased, delayed or were unable to meet our demand for shipments of their products.

We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. We currently also depend on a limited number of contract manufacturers, principally Fabrinet in Thailand, to manufacture certain of our products. We will also increasingly depend on Venture as we transfer our Shenzhen assembly and test operations in a phased and gradual transfer of products to Venture. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers other than Fabrinet and Venture, therefore, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Given the recent macroeconomic downturn, some of our suppliers that may be small or undercapitalized may experience financial difficulties that could prevent them from supplying us materials and equipment. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shut downs due to circumstances beyond their control such as earthquakes, floods, fires or other natural disasters.

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

We have historically incurred losses and negative cash flows from operations since our inception. As of June 30, 2012, we had an accumulated deficit of $1,192.6 million. We incurred losses from continuing operations for the years ended June 30, 2012 and July 2, 2011, of $66.5 million and $46.4 million, respectively. Even though we generated income of $11.0 million from continuing operations for the year ended July 3, 2010, we have not been profitable in subsequent fiscal years and may not be able to achieve profitability in any future periods. If we are unable to do so, we may need additional financing, which may not be available to us on commercially acceptable terms or at all, to execute on our current or future business strategies.

We may not be able to maintain or improve gross margin levels.

We may not be able to maintain or improve our gross margins, due to the current economic uncertainty, changes in customer demand (including a change in product mix between different areas of our business) and pricing pressure from increased competition or other factors. During fiscal year 2012, our gross margin decreased as compared to fiscal year 2011. We attempt to reduce our product costs and improve our product mix to offset price competition and erosion expected in most product categories, but there is no assurance that we will be successful. Our gross margins can also be adversely impacted for reasons including, but not limited to, fixed manufacturing costs that would not be expected to decrease in proportion to any decrease in revenues, as occurred due to the flooding in Thailand, unfavorable production yields or variances, increases in costs of input parts and materials, the timing of movements in our inventory balances, warranty costs and related returns, changes in foreign currency exchange rates, and possible exposure to inventory valuation reserves. Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations.

Our business and results of operations may continue to be negatively impacted by general economic and financial market conditions and such conditions may increase the other risks that affect our business.

Over the past few years, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, rating downgrades of investments and reduced valuations of securities generally. In light of these economic conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for our products. It is possible that economic conditions could result in further setbacks, and that these customers, or others, could as a result significantly reduce their capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. These actions could have an adverse impact on our own revenues. In addition, the financial downturn affected the financial strength of certain of our customers, including their ability to obtain credit to finance purchases of our products, and could adversely affect additional customers in the future. Our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all. To a large degree, orders from our customers are dependent on demand from telecom carrier capital expenditures around the world. The capital expenditure plans and execution by telecom carriers can also be adversely impacted, both in terms of total spend and in determination of areas of investment within network infrastructures, by global and regional macroeconomic conditions.

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

Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, in the years ended June 30, 2012, July 2, 2011 and July 3, 2010, our three largest customers accounted for 29 percent, 36 percent and 29 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, our revenues for the fiscal quarter ended July 2, 2011 were adversely impacted by a change in customer demand expectations, including a significant change in demand expectations from a particular major customer. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.

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

The majority of our assembly and test operations, chip-on-carrier operations and manufacturing and supply chain management operations are concentrated in our facility in Shenzhen, China. In addition, we have substantial research and development related activities in Shenzhen and Shanghai, China. To be successful in China we will need to:

•	qualify our manufacturing lines and the products we produce in Shenzhen, as required by our customers;

•	attract and retain qualified personnel to operate our Shenzhen facility, even during the transition period to Venture; and

•	attract and retain research and development employees at our Shenzhen and Shanghai facilities.

We cannot assure you that we will be able to do any of these.

Employee turnover in China is high due to the intensely competitive and fluid market for skilled labor. To operate our Shenzhen facility under these conditions, we will need to continue to hire direct manufacturing personnel, administrative personnel and technical personnel; obtain and retain required legal authorization to hire such personnel; and incur the time and expense to hire and train such personnel. On March 28, 2012, shortly after announcing the agreement with Venture, certain of our employees in Shenzhen initiated a work stoppage. The work stoppage impacted our Shenzhen manufacturing capabilities temporarily up to and including April 4, 2012. Revenues for the quarter ended March 31, 2012 were adversely impacted by approximately $4.0 million by the work stoppage.

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

We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. Accurately forecasting customers’ product needs is difficult. Some of our products and supplies have in the past, and may in the future, become obsolete while in inventory due to rapidly changing customer specifications or a decrease in customer demand. We also have exposure to contractual liabilities to our contract manufacturers for inventories purchased by them on our behalf, based on our forecasted requirements, which may become excess or obsolete. Our inventory balances also represent an investment of cash. To the extent our inventory turns are slower than we anticipate based on historical practice, our cash conversion cycle extends and more of our cash remains invested in working capital. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off non-saleable or obsolete inventory. We have from time to time incurred significant inventory-related charges. Any such charges we incur in future periods could materially and adversely affect our results of operations. As part of the transition of our Shenzhen manufacturing facility to Venture, we may need to invest in additional inventories during the corresponding transition period, and in the future may be exposed to contractual liabilities to Venture for inventories purchased by them on our behalf.

Prior to our merger with Opnext, Opnext initiated plans to relocate its operations located in Totsuka, Japan. Our business may experience disruption due to this planned relocation.

Opnext initiated plans to relocate their manufacturing and research and development facilities, as well as their administrative offices, currently in Totsuka, Japan to a facility they leased from Yokogawa Electric Corporation in Sagamihara-shi, Kanagawa Prefecture, Japan. There can be no assurance that such relocation will not adversely impact our production capacity or manufacturing yields or divert management’s attention from the day-to-day operations of our business, any of which could adversely affect our business, results of operations and cash flows.

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

As of June 30, 2012, we had approximately 2,790 employees in a total of 15 facilities around the world. With the acquisition of Opnext, our organization will increase to approximately 3,200 employees across a total of 25 facilities. As a result, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization, including managing and executing the planned acquisition synergies and transitions with Opnext, could have a material adverse effect on our operating results and, as a result, on the market price of our common stock. Certain of these acquisitions have increased our serviceable available markets and scaling the company to address the growth potentially available from addressing these markets, and potentially available within our previously existing markets, creates additional challenges of a similar nature.

Our products are complex and may take longer to develop than anticipated and we may not recognize revenues from new products until after long field testing and customer acceptance periods.

Many of our new products must be tailored to customer specifications. As a result, we are developing new products and using new technologies in those products. For example, while we currently manufacture and sell discrete “gold box” technology, we expect that many of our sales of “gold box” technology will soon be replaced by pluggable modules. New products or modifications to existing products often take many quarters or even years to develop because of their complexity and because customer specifications sometimes change during the development cycle. We often incur substantial costs associated with the research and development, design, sales and marketing activities in connection with products that may be purchased long after we have incurred such costs. In addition, due to the rapid technological changes in our market, a customer may cancel or modify a design project before we begin large-scale manufacture of the product and receive revenues from the customer. It is unlikely that we would be able to recover the expenses for cancelled or unutilized design projects. It is difficult to predict with any certainty, particularly in the present economic climate, the frequency with which customers will cancel or modify their projects, or the effect that any cancellation or modification would have on our results of operations. In some cases, the adoption of our new product offerings can also become a function of the pace of adoption of new technologies or new data rates at the telecom network level.

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

Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. For example during fiscal year 2012, the Swiss franc depreciated approximately 13 percent relative to the U.S. dollar, and the U.K. pound sterling depreciated approximately 3 percent relative to the U.S. dollar, impacting our annual manufacturing overhead and operating expenses. If the U.S. dollar stays the same or depreciates relative to the Swiss franc and/or U.K. pound sterling in the future, our future operating results may be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan, the South Korean won, the Israeli shekel, or the Euro vary more significantly than they have to date. In addition, due to our acquisition of Opnext, we will have additional exposure to fluctuations in the exchange rate between the U.S. dollar and the Japanese yen, since an increasing portion of our expenses will be denominated in the Japanese yen.

We engage in currency hedging transactions in an effort to cover some of our exposure to U.S. dollar to U.K. pound sterling currency fluctuations, and we may be required to convert currencies to meet our obligations. We may, in the future, enter into similar hedging transactions in an effort to cover some of our exposure to U.S. dollar to Japanese yen currency fluctuations. These transactions may not operate to fully hedge our exposure to currency fluctuations, and under certain circumstances, these transactions could have an adverse effect on our financial condition.

We may record additional impairment charges that will adversely impact our results of operations.

As of June 30, 2012, we had goodwill of approximately $10.9 million and $16.6 million in other intangible assets on our consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period in which such determination is made. The testing of goodwill for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.

During the fourth quarter of fiscal year 2012 we completed our annual first step analysis for potential impairment of our goodwill, which included examining the impact of current general economic conditions on our future prospects and the current level of our market capitalization. Based on this analysis, we concluded that our goodwill was not impaired.

During the fiscal year ended July 2, 2011, we determined that the goodwill related to our WSS reporting unit was fully impaired. Impairment of goodwill and other intangible assets for fiscal year 2011 amounted to $20.0 million.

We will incur additional significant restructuring charges that will adversely affect our results of operations.

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

For instance, we accrued $5.4 million and $2.2 million in restructuring charges during fiscal years 2009 and 2010, respectively, in connection with our merger with Avanex. On July 4, 2009, we completed the exchange of our New Focus business to Newport in exchange for Newport’s high powered laser diode business, which resulted in us incurring $0.5 million in restructuring charges in fiscal year 2010 in connection with the transfer of the Tucson manufacturing operations to our European facilities. During fiscal year 2011, we incurred $0.6 million in restructuring charges related to a restructuring plan specific to our acquisition of Mintera. During fiscal year 2012, we incurred $6.0 million in restructuring charges in connection with the transition of our Shenzhen, China assembly and test operations to Venture, and expect to incur an additional $8.0 million to $12.0 million in restructuring charges over the remaining transition period. We also expect to incur significant restructuring charges in connection with the acquisition and integration of Opnext.

If our customers do not qualify our manufacturing lines or the manufacturing lines of our subcontractors for volume shipments, our operating results could suffer.

Most of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Our manufacturing lines have passed our qualification standards, as well as our technical standards. However, our customers also require that our manufacturing lines pass their specific qualification standards and that we, and any subcontractors that we may use, be registered under international quality standards. In addition, we have in the past, and may in the future, encounter quality control issues as a result of relocating our manufacturing lines or introducing new products to fill production. We may be unable to obtain customer qualification of our manufacturing lines or we may experience delays in obtaining customer qualification of our manufacturing lines. Such delays or failure to obtain qualifications would harm our operating results and customer relationships. We are currently evaluating the capabilities of additional potential contract manufacturing partners to ensure we have a scalable and cost effective manufacturing strategy appropriate for executing to our business objectives over a long-term horizon. To the extent we introduce new contract manufacturing partners and move any production lines from existing internal or external facilities the new production lines will likely need to be re-qualified with customers. Exposures to these risks could increase materially during the transition of our Shenzhen product lines to Venture Malaysia, and as a result of our acquisition and integration of Opnext, including relocating certain operations from Totsuka, Japan to a different leased facility in Japan.

Delays, disruptions or quality control problems in manufacturing could result in delays in product shipments to customers and could adversely affect our business.

We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors. As a result, we could incur additional costs that would adversely affect our gross margins, and our product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputation. Furthermore, even if we are able to deliver products to our customers on a timely basis, we may be unable to recognize revenues at the time of delivery based on our revenue recognition policies. Exposures to these risks could increase during the transition of our Shenzhen product lines to Venture Malaysia over what is anticipated to be a two to three year period, and with regards to any product line manufacturing transitions associated with our integration of Opnext.

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

Our intellectual property portfolio is an important corporate asset. The steps we have taken and may take in the future to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. We cannot assure you that our competitors will not successfully challenge the validity of our patents or design products that avoid infringement of our proprietary rights with respect to our technology. There can be no assurance that other companies are not investigating or developing other similar technologies, that any patents will be issued from any application pending or filed by us, or that, if patents are issued, that the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, we cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights under those patents will provide a competitive advantage to us or that our products and technology will be adequately covered by our patents and other intellectual property. Further, the laws of certain regions in which our products are or may be developed, manufactured or sold, including Asia-Pacific, Southeast Asia and Latin America, may not be enforceable to protect our products and intellectual property rights to the same extent as the laws of the United States, the U.K. and continental European countries. This is especially relevant since we have transferred our assembly and test operations and chip-on-carrier operations, including certain engineering-related functions, to Shenzhen, China, and have recently signed an agreement to transition these assembly and test operations to Malaysia.

Opnext has historically relied on Hitachi for assistance with the research and development efforts related to Opnext’s product portfolio. Any failure of Hitachi to continue to provide these services could have a material adverse effect on our business. Opnext’s product expertise is based on the research ability developed within their Hitachi heritage and through joint research and development in lasers and optical technologies. A key factor to Opnext’s business success and strategy is fundamental laser research. Opnext relied on access to Hitachi’s research laboratories pursuant to a research and development agreement with Hitachi, which includes access to Hitachi’s research facilities and engineers, to conduct research and development activities that are important to the establishment of new technologies and products vital to their current and future business. Should access to Hitachi’s research laboratories become unavailable or available at less attractive terms in the future, this may impede development of new technologies and products, and our financial condition and operating results could be materially adversely affected.

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

Prior to our acquisition of Opnext, Opnext licensed its intellectual property to Hitachi and its wholly owned subsidiaries without restriction. In addition, Hitachi is free to license certain of Hitachi’s intellectual property that Opnext used in its business to any third party, including competitors, which could harm our business and operating results.

Opnext was initially created as a stand-alone entity by acquiring certain assets of Hitachi through various transactions. In connection with these transactions, Opnext acquired a number of patents and know-how from Hitachi, but also granted Hitachi and its wholly owned subsidiaries a perpetual right to continue to use those patents and know-how, as well as other patents and know-how that Opnext developed during a period which ended in July 2011 (or which will end in October 2012 in certain cases). This license back to Hitachi is broad and permits Hitachi to use this intellectual property for any products or services anywhere in the world, including licensing this intellectual property to competitors of the combined company.

Additionally, while significant intellectual property owned by Hitachi was assigned to Opnext when Opnext was formed, Hitachi retained and only licensed to Opnext the intellectual property rights to underlying technologies used in both Opnext products and the products of Hitachi. Under the agreement, Hitachi remains free to license these intellectual property rights to the underlying technologies to any party, including competitors. The intellectual property that has been retained by Hitachi and that can be licensed in this manner does not relate solely or primarily to one or more of Opnext’s products, or groups of products; rather, the intellectual property that is licensed to Opnext by Hitachi is generally used broadly across Opnext’s entire product portfolio. Competition by third parties using the underlying technologies retained by Hitachi could harm the Opnext business, financial condition and results of operations.

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

For fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, 18 percent, 17 percent and 19 percent of our revenues, respectively, were derived from sales to customers located in the United States and 82 percent, 83 percent and 81 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

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

Our future success depends, in part, on our ability to attract and retain key personnel. Competition for highly skilled technical personnel is extremely intense and we continue to face difficulty identifying and hiring qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future success also depends on the continued contributions of our executive management team and other key management and technical personnel, each of whom would be difficult to replace. The loss of services of these or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business. Following the closing of our acquisition of Opnext, we and our Chairman and Chief Executive Officer, Alain Couder, agreed upon a plan by which Mr. Couder will continue as our Chairman and Chief Executive Officer until June 30, 2014, when he will retire from the position of Chief Executive Officer. We will need to identify and recruit Mr. Couder’s successor as Chief Executive Officer over the next two years. If we fail to identify or recruit the right person to be his successor in a timely manner, such a failure could have a material adverse effect on our business. It is also possible that as we approach Mr. Couder’s expected retirement date, we could find it more difficult to retain key employees as they contemplate a change in our Chief Executive Officer position.

In addition, certain employees of companies we have acquired, including Opnext, that are now employed by us may decide to no longer work for us with little or no notice for a number of reasons, including dissatisfaction with our corporate culture, compensation, and new roles or responsibilities, among others.

Our business and operating results may be adversely affected by natural disasters or other catastrophic events beyond our control.

Our business and operating results are vulnerable to natural disasters, such as earthquakes, fires, tsunami, volcanic activity and floods, as well as other events beyond our control such as power loss, telecommunications failures and uncertainties arising out of terrorist attacks in the United States and armed conflicts overseas. For example, in the latter three quarters of fiscal year 2012, our results of operations were materially and adversely impacted by the flooding in Thailand. Additionally, our corporate headquarters and a portion of our research and development and manufacturing operations are located in Silicon Valley, California, and select manufacturing facilities which were acquired through our acquisition of Opnext are located in Japan. These regions in particular have been vulnerable to natural disasters, such as earthquakes and tsunamis. The occurrence of any of these events could pose physical risks to our property and personnel, which may adversely affect our ability to produce and deliver products to our customers. Although we presently maintain insurance against certain of these events, we cannot be certain that our insurance will be adequate to cover any damage sustained by us or by our customers.

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

In April 2012, in connection with the restatement of our previously issued consolidated financial statements as of and for the quarters ended December 31, 2011 and October 1, 2011, our management re-evaluated the effectiveness of our disclosure controls and procedures. As a result of that re-evaluation, our management determined that a material weakness existed in our internal controls over financial reporting such that our disclosure controls and procedures related to accounting for income taxes were not effective as of December 31, 2011 and October 1, 2011. Additional information regarding the prior period restatements are contained in Note 1 to the condensed consolidated financial statements included as part of Amendment No. 1 to Quarterly Report on Form 10-Q for each of the respective quarters. During the quarter ended March 31, 2012, we implemented enhancements to our internal controls over financial reporting, including adding additional monitoring controls over the preparation and filing of foreign income tax returns. Our remediation efforts, including the testing of these controls continued throughout our fiscal year 2012. The material weakness was considered remediated in the fourth quarter of fiscal year 2012, once these controls were shown to be operational for a sufficient period of time to allow management to conclude that these controls were operating effectively. However, we cannot assure you that similar material weaknesses will not recur. If additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

For a description of our current material litigation, see Part I, Item 3 – Legal Proceedings of this Annual Report on Form 10-K.

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

We handle hazardous materials as part of our manufacturing activities. Consequently, our operations are subject to environmental laws and regulations governing, among other things, the use and handling of hazardous substances and waste disposal. We may incur costs to comply with current or future environmental laws. As with other companies engaged in manufacturing activities that involve hazardous materials, a risk of environmental liability is inherent in our manufacturing activities, as is the risk that our facilities will be shut down in the event of a release of hazardous waste, or that we would be subject to extensive monetary liabilities. The costs associated with environmental compliance or remediation efforts or other environmental liabilities could adversely affect our business. Under applicable European Union regulations, we, along with other electronics component manufacturers, are prohibited from using lead and certain other hazardous materials in our products. We could lose business or face product returns if we fail to maintain these requirements properly.

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

In connection with our acquisition of Xtellus, during the first quarter of fiscal year 2012 we issued 0.9 million shares of our common stock to settle our escrow liability. In connection with our acquisition of Mintera, during the second quarter of fiscal year 2012, we issued 0.8 million shares of our common stock to pay portions of the 12 month earnout obligations. In connection with our acquisition of Opnext, during the first quarter of fiscal year 2013, we issued 38.4 million shares of our common stock. These issuances and the subsequent sale of these shares will dilute our existing stockholders and could potentially have a negative impact on our stock price.

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

When the market price of a stock experiences a sharp decline, as our stock price recently has, holders of that stock have often brought securities class action litigation against the company that issued the stock. Several securities class action lawsuits have been filed against us and certain of our current and former officers and directors. Other class action lawsuits have been initiated against Opnext, us and certain of our respective current and former officers and directors as purported derivative actions. The securities class action complaints allege violations of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the Securities and Exchange Commission. Each purported derivative complaint alleges, among other things, counts for breaches of fiduciary duty, waste, and unjust enrichment. For a description of these lawsuits, see Part I, Item 3 – Legal Proceedings of this Annual Report on Form 10-K. These lawsuits will likely divert the time and attention of our management. In addition, if these suits are resolved in a manner adverse to us, the damages we could be required to pay may be substantial and could have an adverse impact on our results of operations and our ability to operate our business.

Fluctuations in our operating results could adversely affect the market price of our common stock.

Our revenues and other operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, changes in the pricing of our products due to competitive pressures as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, consumer and biotechnology markets. Purchase decisions by our customers are also impacted by the capital expenditure plans of the global telecom carriers, which tend to be the primary customers of our customers. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase products from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred, could vary significantly.

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

As of June 30, 2012, we held $61.8 million in cash and cash equivalents and $0.6 million in restricted cash. The rapidly changing industry in which we operate, the length of time between developing and introducing a product to market and frequent changing customer specifications for products, among other things, makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations, or be able to draw down on our $45.0 million senior secured revolving credit facility, or otherwise have sufficient capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties as of June 30, 2012 are set forth below:

Location	Square Feet	Principal Use	Ownership	Lease Expiration
San Jose, California	52,000	Corporate headquarters, office space, manufacturing, research and development	Lease	January 2016
Shenzhen, China	247,000	Office space, manufacturing, research and development	Lease	June 2016
Caswell, United Kingdom	183,000	Office space, manufacturing, research and development	Lease	March 2026
Zurich, Switzerland	124,000	Office space, manufacturing, research and development	Lease	June 2013
San Donato, Italy	66,000	Office space, manufacturing, research and development	Lease	July 2017
Santa Rosa, California	33,000	Office space, manufacturing, research and development	Lease	December 2014

On June 13, 2012, we completed the sale of our facility located in Shenzhen, China to Shenzhen Fangdao Technology Co., Ltd. (Shenzhen Fangdao). We received proceeds of approximately $18.7 million, net of transfer taxes and transaction costs. Under an agreement with Shenzhen Fangdao, dated May 15, 2012, we agreed to leaseback the facility for a four year term, with an option to cancel after either the second or third year.

In addition to the above properties, we also own and/or lease administrative, manufacturing and research and development facilities in Shanghai, China (24,000 square feet); Acton, Massachusetts (31,000 square feet); Paignton, United Kingdom (18,000 square feet); Tucson, Arizona (15,000 square feet); Horseheads, New York (15,000 square feet); Daejeon, South Korea (7,000 square feet); Denville, New Jersey (6,000 square feet); Jerusalem, Israel (5,000 square feet) and Ottawa, Canada (4,000 square feet), with lease expiration dates ranging from September 2012 to December 2017.

As of June 30, 2012, we owned or leased a total of approximately 0.8 million square feet worldwide, including the locations listed above. With our acquisition of Opnext on July 23, 2012, we now lease 0.2 million square feet in an additional 10 locations worldwide. We believe that our properties are adequate to meet our business needs.

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

On July 6, 2012, plaintiff Wright voluntarily dismissed his complaint. On July 31, 2012, the remaining plaintiffs executed a memorandum of understanding settling these matters, subject to court approval.

On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (Pension Fund) as lead plaintiff for the putative class. On April 26, 2012, the Pension Fund filed a second amended complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that we and certain of our officers and directors issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. On May 25, 2012, defendants filed a motion to dismiss the complaint. That motion is scheduled to be heard on August 31, 2012. Discovery has not commenced, and no trial has been scheduled in this action. We intend to defend this litigation vigorously. We are unable at this time to estimate the effects of these lawsuits on our financial position, results of operations or cash flows.

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

On March 27, 2008, Furukawa Electric Co. (Furukawa) filed a complaint against Opnext Japan, Inc., the Company’s wholly owned subsidiary (Opnext Japan), in the Tokyo District Court, alleging that certain laser diode modules sold by Opnext Japan infringe Furukawa’s Japanese Patent No. 2,898,643 (the “Furukawa Patent”). The complaint sought an injunction as well as 300.0 million Japanese yen in royalty damages. On February 24, 2010, the Tokyo District Court entered judgment in favor of Opnext Japan, which judgment was appealed by Furukawa to the Intellectual Property High Court on March 9, 2010. On September 5, 2011, the Intellectual Property High Court ruled in favor of Opnext Japan, holding Furukawa’s patent to be invalid. On September 20, 2011, Furukawa appealed the judgment of the Intellectual Property High Court to the Supreme Court of Japan, and on February 17, 2012, the Supreme Court of Japan rejected such appeal. The matter is no longer subject to further appeal and is now final.

On May 27, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court alleging that certain laser diode modules sold by Furukawa infringe Opnext Japan’s Japanese patent No. 3,887,174. Opnext Japan is seeking an injunction as well as damages in the amount of 100.0 million Japanese yen.

On August 5, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court alleging that certain integratable tunable laser assemblies sold by Furukawa infringe Opnext Japan’s Japanese patent No. 4,124,845. Opnext Japan is seeking an injunction as well as damages in the amount of 200.0 million Japanese yen.

On September 2, 2011, Tyco Electronics Subsea Communications, LLC (Tyco) filed a complaint against Opnext, Inc. in the Supreme Court of the State of New York, alleging that Opnext, Inc. failed to meet certain obligations owed to Tyco pursuant to a non-recurring engineering development agreement entered into between Opnext, Inc. and Tyco. The complaint sought contract damages in an amount not less than $1 million, punitive damages, costs and attorneys’ fees and such other relief as such court deemed just and proper. Opnext, Inc. filed a motion to dismiss this complaint on October 14, 2011. By decision and order dated August 13, 2012, the Court dismissed Tyco’s complaint in its entirety.

Item 4. Mine Safety Disclosures

None.

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

	Price Per Share of Common Stock
	High	Low
Fiscal year 2012 quarter ended:
October 1, 2011	$7.33	$3.23
December 31, 2011	4.46	2.68
March 31, 2012	5.10	2.88
June 30, 2012	4.12	2.11
Fiscal year 2011 quarter ended:
October 2, 2010	$16.79	$9.62
January 1, 2011	17.45	8.25
April 2, 2011	18.95	10.16
July 2, 2011	12.02	6.00

On September 4, 2012, the closing sale price of our common stock as reported on the NASDAQ Global Select Market was $2.57 per share. According to the records of our transfer agent, there were 9,928 stockholders of record of our common stock on September 4, 2012. A substantially greater number of holders of our common stock are “street name” or beneficial owners, whose shares of record are held by banks, brokers and other financial institutions.

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

	June 30, 2007	June 28, 2008	June 27, 2009	July 3, 2010	July 2, 2011	June 30, 2012
Oclaro, Inc.	$100.00	$76.44	$23.56	$96.00	$59.87	$27.02
NASDAQ Composite Index	$100.00	$84.54	$73.03	$82.88	$110.33	$115.30
NASDAQ Telecommunications Index	$100.00	$71.08	$59.76	$66.94	$80.70	$64.56

*	Assumes that $100.00 was invested in Oclaro common stock and in each index at market closing prices on June 30, 2007, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

The selected financial data set forth below at June 30, 2012 and July 2, 2011, and for the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data at July 3, 2010, June 27, 2009 and June 28, 2008, and for the fiscal years ended June 27, 2009 and June 28, 2008 are derived from audited financial statements not included in this Annual Report on Form 10-K, after giving effect to the discontinued operations of our New Focus business. On April 29, 2010, we effected a 1-for-5 reverse split of our common stock. All share and per share amounts presented below are reflected on a post-reverse-split basis.

Consolidated Statements of Operations Data

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010	June 27, 2009	June 28, 2008
	(Thousands, except per share data)
Revenues	$385,458	$466,505	$392,545	$210,923	$202,663
Operating income (loss)	(63,752)	(33,610)	4,834	(34,811)	(29,894)
Income (loss) from continuing operations	(66,503)	(46,425)	10,961	(25,769)	(23,261)
Income (loss) from discontinued operations	—	—	1,420	(6,387)	(179)
Net income (loss)	(66,503)	(46,425)	12,381	(32,156)	(23,440)
Income (loss) from continuing operations per common share:
Basic	$(1.32)	$(0.96)	$0.27	$(1.12)	$(1.25)
Diluted	$(1.32)	$(0.96)	$0.26	$(1.12)	$(1.25)
Weighted average shares of common stock outstanding:
Basic	50,396	48,444	40,322	22,969	18,620
Diluted	50,396	48,444	42,262	22,969	18,620

Consolidated Balance Sheet Data

	June 30, 2012	July 2, 2011	July 3, 2010	June 27, 2009	June 28, 2008
	(Thousands)
Total assets	$328,306	$375,174	$360,795	$233,388	$212,090
Total stockholders’ equity	167,651	229,095	252,534	140,390	149,062
Long-term obligations	12,391	6,277	9,785	4,923	1,336

The following items affect the comparability of our financial data for the periods shown in the consolidated statements of operations data above:

Revenues, operating income (loss), income (loss) from continuing operations and net income (loss) in fiscal years 2012, 2011 and 2010 include the revenues, costs of revenues and operating expenses of Avanex from April 27, 2009, the date of the merger. Operating losses for fiscal year ended July 2, 2011 include $20.0 million in recognition of impairment of goodwill and other intangible assets as more fully discussed in Note 4, Goodwill and Other Intangible Assets, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Operating losses for fiscal year ended June 30, 2012 include a significant decline in product sales and impairment charges related to the flooding in Thailand as more fully discussed in Note 6, Flood-Related (Income) Expense, Net, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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

Overview

We are a tier-one provider of optical communications and laser components, modules and subsystems for a broad range of diverse markets, including telecommunications (telecom), industrial, scientific, consumer electronics and medical. In all markets our approach is to offer a differentiated solution that is designed to make it easier for our customers to do business by combining optical technology innovation, photonic integration, and a vertical integrated approach to manufacturing and product development.

Our customers include Huawei Technologies Co. Ltd (Huawei); Alcatel-Lucent; Ciena Corporation (Ciena); Fujitsu Limited (Fujitsu); Tellabs, Inc.; Infinera Corporation; Cisco Systems, Inc. (Cisco); ADVA Optical Networking, Laserline Inc. and Ericsson.

Recent Developments

On March 26, 2012, we entered into an agreement to merge with Opnext, Inc. (Opnext). On July 23, 2012, we consummated the combination with Opnext through the merger of Opnext with a newly formed wholly-owned subsidiary following approval by the stockholders of both companies.

Pursuant to the terms of the merger agreement, each outstanding share of common stock of Opnext was converted into the right to receive 0.42 of a share of common stock of Oclaro. We issued 38,416,450 shares of our common stock for all of the outstanding shares of Opnext common stock on July 23, 2012. Options and stock appreciation rights of Opnext were also assumed by us pursuant to the terms of the merger agreement. The Oclaro stockholders immediately before the merger, now own approximately 57.3 percent of the combined company, and the former Opnext stockholders now own approximately 42.7 percent of the combined company.

Our consolidated balance sheet as of June 30, 2012 and statements of operations and statements of cash flows for the year ended June 30, 2012 do not include any assets or liabilities assumed in the merger or any results of operations from Opnext. We will include the results of operations of Opnext after the closing date of the acquisition, and the estimated fair value of assets acquired and liabilities assumed in our condensed consolidated financial statements beginning in the first quarter of fiscal year 2013.

In fiscal year 2013, we expect revenues and expenses to increase significantly as a result of our acquisition of Opnext. We expect the merger will create synergies and cost saving opportunities through the integration of product lines, supply chains, administrative functions, sales and marketing teams and research and development efforts. We believe this transaction has positioned us to be a leader in the telecom market of the optical industry and a stronger competitor in the data communication market of the optical industry. As a result of the merger, we will have a comprehensive portfolio of terminal and line product technologies that are critical for the metro and long-haul markets and a broader product portfolio in the industrial and consumer markets. Our products are complementary to one another, with little overlap between the product portfolios. We have complementary chip level and technology portfolios, which are expected to allow us to deliver more vertical integration capabilities from components to subsystems. We expect to become a new leader in the growing optical components and modules market and a leading supplier of laser diodes for industrial and consumer applications.

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

Fiscal Years Ended June 30, 2012 and July 2, 2011

The following table sets forth our consolidated results of operations for the fiscal years ended June 30, 2012 and July 2, 2011, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of revenues, except where indicated:

	Year Ended					Increase
	June 30, 2012		July 2, 2011		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$385,458	100.0	$466,505	100.0	$(81,047)	(17.4)
Cost of revenues	315,413	81.8	342,869	73.5	(27,456)	(8.0)

Gross profit	70,045	18.2	123,636	26.5	(53,591)	(43.3)

Operating expenses:
Research and development	67,003	17.4	65,492	14.0	1,511	2.3
Selling, general and administrative	62,541	16.2	62,767	13.4	(226)	(0.4)
Amortization of intangible assets	3,000	0.8	2,805	0.6	195	7.0
Restructuring, acquisition and related costs	10,361	2.7	4,469	1.0	5,892	131.8
Flood-related (income) expense, net	2,458	0.6	—	—	2,458	n/m (1)
Legal settlements	—	—	1,678	0.4	(1,678)	(100.0)
Impairment of goodwill	—	—	20,000	4.3	(20,000)	(100.0)
(Gain) loss on sale of property and equipment	(11,566)	(3.0)	35	—	(11,601)	n/m (1)

Total operating expenses	133,797	34.7	157,246	33.7	(23,449)	(14.9)

Operating loss	(63,752)	(16.5)	(33,610)	(7.2)	(30,142)	89.7
Other income (expense):
Interest income (expense), net	(1,121)	(0.3)	(1,995)	(0.4)	874	(43.8)
Gain (loss) on foreign currency translation	3,116	0.8	(9,174)	(2.0)	12,290	n/m (1)
Other income	2,238	0.6	—	—	2,238	n/m (1)

Total other income (expense)	4,233	1.1	(11,169)	(2.4)	15,402	n/m (1)

Loss before income taxes	(59,519)	(15.4)	(44,779)	(9.6)	(14,740)	32.9
Income tax provision	6,984	1.9	1,646	0.4	5,338	324.3

Net loss	$(66,503)	(17.3)	$(46,425)	(10.0)	$(20,078)	43.2

(1)	Not meaningful

Revenues

Revenues for the year ended June 30, 2012 decreased by $81.0 million, or 17 percent, compared to the year ended July 2, 2011. The decrease was largely due to reduced product sales attributable to the disruption in our business caused by the flooding of our contract manufacturer in Thailand which resulted in the suspension of the manufacturing of a significant number of our products; and due to a decrease in demand in our telecommunications related markets, largely associated with uncertain global macroeconomic conditions.

For the year ended June 30, 2012, Huawei accounted for $39.7 million, or 10 percent, and Fujitsu accounted for $39.3 million, or 10 percent, of our revenues. For the year ended July 2, 2011, Huawei accounted for $71.7 million, or 15 percent, of our revenues and Alcatel-Lucent accounted for $50.0 million, or 11 percent, of our revenues.

In fiscal year 2013, we expect revenues to increase significantly as a result of our acquisition of Opnext.

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

Our cost of revenues for the year ended June 30, 2012 decreased by $27.5 million, or 8 percent, compared to the year ended July 2, 2011. The decrease was primarily related to reduced costs associated with lower volumes of revenue attributable to a decrease in product sales. As part of our Thailand flood recovery efforts, certain of our manufacturing employees were redirected to efforts to restore our production capacity. For the year ended June 30, 2012, costs of revenues were $1.9 million lower than they would have been otherwise as these flood recovery costs have been included in flood-related expense and not cost of revenues.

In fiscal year 2013, we expect cost of revenues to increase significantly as a result of our acquisition of Opnext.

Gross Profit

Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.

Our gross margin rate decreased to 18 percent for the year ended June 30, 2012, compared to 27 percent for the year ended July 2, 2011. The decrease in gross margin rate was primarily due to the impact of our fixed costs on lower revenues, and correspondingly lower production volumes, which is a result of the disruption in our business from the flooding in Thailand, coupled with a lower mix of relatively higher margin 10 Gb/s transmission products and a higher mix of less mature, currently lower margin 40 Gb/s transmission products that are not yet margin optimized. While we experienced a significant decline in sales of our products, many of our costs are fixed and did not decline with our revenue.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.

Research and development expenses increased by $1.5 million, or 2 percent, for the year ended June 30, 2012, compared to the year ended July 2, 2011. The increase was primarily due to increased investment in research and development resources, primarily personnel-related. Personnel-related costs increased to $41.5 million for the year ended June 30, 2012, compared with $37.7 million for the year ended July 2, 2011. Other costs, including engineering materials, the costs of design tools and facilities-related costs decreased to $25.5 million for the year ended June 30, 2012, compared with $27.8 million for the year ended July 2, 2011. Research and development expenses were unfavorably impacted by approximately $0.4 million as a result of the fluctuations of the U.K. pound sterling and Swiss franc relative to the U.S. dollar. For the year ended June 30, 2012, research and development expenses were $1.2 million lower than they would have been otherwise as the redeployment of certain research and development personnel to flood recovery efforts, on a temporary basis during the recovery time period, have been included in flood-related expense.

In fiscal year 2013, we expect research and development expenses to increase significantly as a result of our acquisition of Opnext.

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

Selling, general and administrative expenses decreased by $0.2 million, or less than one percent, for the year ended June 30, 2012, compared to the year ended July 2, 2011. Personnel-related costs increased to $37.1 million for the year ended June 30, 2012, compared with $34.9 million for the year ended July 2, 2011. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, decreased to $25.5 million for the year ended June 30, 2012, compared with $27.9 million for the year ended July 2, 2011. Selling, general and administrative expenses were unfavorably impacted by approximately $0.1 million as a result of the fluctuations in the U.K. pound sterling and Swiss franc relative to the U.S. dollar. For the year ended June 30, 2012, selling, general and administrative expenses were $0.4 million lower than they would have been otherwise, as the redeployment of certain selling, general and administrative personnel to flood recovery efforts, on a temporary basis during the recovery time period, have been included in flood-related expense.

In fiscal year 2013, we expect selling, general and administrative expenses to increase significantly as a result of our acquisition of Opnext.

Amortization of Intangible Assets

Amortization of intangible assets increased to $3.0 million for the year ended June 30, 2012 from $2.8 million for the year ended July 2, 2011. We expect the amortization of intangible assets to increase from $3.0 million to $3.2 million for fiscal years 2013 through 2015, before decreasing to $2.7 million for fiscal year 2016 and $2.0 million for fiscal year 2017, based on the current level of our intangible assets. In fiscal year 2013, we expect amortization of intangible assets to increase significantly as a result of our acquisition of Opnext.

Restructuring, Acquisition and Related Costs

During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of our Shenzhen, China manufacturing operations to Venture. We expect this transition to occur in a phased and gradual transfer of products over a three year period. In connection with this transition, we recorded restructuring charges of $6.0 million for employee separation charges. Separation charges under the restructuring plan were accrued and charged to restructuring, acquisition and other related costs. We expect to incur between $8.0 million and $12.0 million in additional restructuring costs in connection with the transition of our manufacturing operations to Venture over the three year period.

We also incurred $1.4 million in employee separation costs during the year ended June 30, 2012 in connection with previously announced restructuring plans. We do not expect to incur significant additional restructuring costs in connection with previously announced restructuring plans.

In addition, we incurred $3.9 million of expenses during the year ended June 30, 2012, in external consulting charges associated with the optimization of past acquisitions as we focus on the associated infrastructure and processes required to support sustainable growth, including external costs associated with potential transactions to outsource our Shenzhen manufacturing operations, which culminated in our transaction with Venture.

We also recorded $1.7 million in acquisition-related professional fees during this same period. We expect to incur significant additional restructuring charges in our fiscal year 2013 related to our acquisition and integration of Opnext.

During fiscal year 2011, we incurred $1.5 million in employee separation costs in connection with previously announced restructuring plans, offset by reductions to our restructuring reserve of $0.8 million from revised estimates for employee separation costs, lease cancellation and commitments and other charges. We also incurred $3.6 million during the year ended July 2, 2011 in external consulting charges associated with the optimization of past acquisitions. In addition, we recorded $0.1 million in acquisition-related professional fees during this same period.

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

During the year ended June 30, 2012, we recorded impairment charges related to the write-off of the net book value of damaged inventory and property and equipment based on our current estimates of the damage caused by the flooding. Flood-related (income) expense, net for the year ended June 30, 2012 also includes personnel-related costs, professional fees and related expenses incurred in connection with our recovery efforts. Although we do not anticipate incurring additional material expenses or losses related to damaged equipment and inventory or recovery efforts in fiscal year 2013, we will continue to evaluate our estimates of flood-related losses.

In February 2012 and May 2012, we received $6.4 million and $4.6 million, respectively, in advance payments from one of our insurers relating to losses we incurred due to the flooding in Thailand. This payment is a general advance from our insurer against all Thailand flood-related claims and was not specifically identified as reimbursement for any particular loss or claim. Insurance recoveries related to impairment losses previously recorded and other recoverable expenses will be recognized up to the amount of the related loss or expense in the period that recoveries become realizable. Insurance recoveries under business interruption coverage and insurance recovery gains in excess of amounts previously written off related to impaired inventory and equipment or in excess of other recoverable expenses previously recognized will be recognized when they become realizable and all contingencies have been resolved.

Flood-related (income) expense, net for the year ended June 30, 2012 included the following:

June 30, 2012
(Thousands)
Write-off of net book value of damaged inventory	$4,246
Write-off of net book value of damaged property and equipment	3,927
Personnel-related costs, professional fees and related expenses	5,274
Advance payments from insurer	(10,989)

$2,458

Legal Settlements

Legal settlements expense of $1.7 million during the year ended July 2, 2011 includes amounts recorded in connection with a confidential settlement agreement with QinetiQ Limited and for other legal settlements and related legal costs.

Impairment of Goodwill

During the fourth quarter of fiscal year 2012, we completed our annual first step analysis for potential impairment of our goodwill, which included examining the impact of current general economic conditions on our future prospects and the current level of our market capitalization. Based on this analysis, we concluded that our goodwill was not impaired.

During the fourth quarter of fiscal year 2011, we completed our annual first step analysis for potential impairment of our goodwill, which based on the decline in our stock price and market capitalization, we concluded that goodwill related to our WSS reporting unit was impaired. Our WSS reporting unit’s goodwill was originally recorded in connection with our acquisition of Xtellus. During the fourth quarter of fiscal year 2011, we also completed our second step analysis of goodwill impairment, determining that the $20.0 million of goodwill related to our WSS reporting unit was fully impaired. Based upon this evaluation, we recorded $20.0 million for the goodwill impairment loss in our consolidated statement of operations for fiscal year 2011.

Gain (Loss) on Sale of Property and Equipment

During the fourth quarter of fiscal year 2012, we sold our Shenzhen, China manufacturing facility for 136.0 million Chinese yuan (approximately $21.5 million on the date of the transaction). We received approximately $18.7 million in net proceeds after transfer taxes of approximately $2.5 million and transaction costs of approximately $0.4 million. For the year ended June 30, 2012, we recorded a $13.6 million gain on the sale of this facility, recognizing $11.3 million of this amount in gain (loss) on sale of property and equipment in our consolidated statement of operations in the fourth quarter of fiscal year 2012, and deferring $2.3 million of the gain, which will be amortized ratably against rent expense as part of our lease back of the facility.

Other Income (Expense)

Other income (expense) for the year ended June 30, 2012 increased by $15.4 million compared to the year ended July 2, 2011. This increase was primarily due to a $12.3 million increase in foreign exchange gains from the non-cash re-measurement of short-term receivables and payables among certain of our wholly-owned international subsidiaries for fluctuations in the U.S. dollar relative to our other local functional currencies during the corresponding periods. This increase was also due to a $2.2 million gain on the sale of a minority equity investment in a private company in the second quarter of 2012.

Income Tax Provision

For the fiscal year ended June 30, 2012, our income tax provision of $7.0 million primarily related to certain of our foreign operations, which operate on a cost-plus basis for services primarily associated with manufacturing and research and development, including a $4.1 million charge due to the impairment of certain net operating loss carryforwards in our Swiss jurisdiction.

For the fiscal year ended July 2, 2011, our income tax provision of $1.6 million primarily related to certain of our foreign operations.

Fiscal Years Ended July 2, 2011 and July 3, 2010

The following table sets forth our consolidated results of operations for the fiscal years ended July 2, 2011 and July 3, 2010, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of revenues, except where indicated:

	Year Ended					Increase
	July 2, 2011		July 3, 2010		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$466,505	100.0	$392,545	100.0	$73,960	18.8
Cost of revenues	342,869	73.5	283,751	72.3	59,118	20.8

Gross profit	123,636	26.5	108,794	27.7	14,842	13.6

Operating expenses:
Research and development	65,492	14.0	41,496	10.6	23,996	57.8
Selling, general and administrative	62,767	13.4	56,378	14.4	6,389	11.3
Amortization of intangible assets	2,805	0.6	951	0.2	1,854	195.0
Restructuring, acquisition and related costs	4,469	1.0	5,468	1.4	(999)	(18.3)
Legal settlements	1,678	0.4	—	—	1,678	n/m	(1)
Impairment of goodwill	20,000	4.3	—	—	20,000	n/m	(1)
(Gain) loss on sale of property and equipment	35	—	(333)	(0.1)	368	n/m	(1)

Total operating expenses	157,246	33.7	103,960	26.5	53,286	51.3

Operating income (loss)	(33,610)	(7.2)	4,834	1.2	(38,444)	n/m	(1)
Other income (expense):
Interest income (expense), net	(1,995)	(0.4)	(331)	(0.1)	(1,664)	502.7
Gain (loss) on foreign currency translation	(9,174)	(2.0)	2,494	0.6	(11,668)	n/m	(1)
Other income	—	—	4,892	1.3	(4,892)	(100.0)

Total other income (expense)	(11,169)	(2.4)	7,055	1.8	(18,224)	n/m	(1)

Income (loss) from continuing operations before income taxes	(44,779)	(9.6)	11,889	3.0	(56,668)	n/m	(1)
Income tax provision	1,646	0.4	928	0.2	718	77.4

Income (loss) from continuing operations	(46,425)	(10.0)	10,961	2.8	(57,386)	n/m	(1)
Income from discontinued operations, net of tax	—	—	1,420	0.4	(1,420)	(100.0)

Net income (loss)	$(46,425)	(10.0)	$12,381	3.2	$(58,806)	n/m	(1)

(1)	Not meaningful

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

Cost of Revenues

Our cost of revenues for the year ended July 2, 2011 increased by $59.1 million, or 21 percent, compared to the year ended July 3, 2010. The increase was primarily related to costs associated with our 19 percent increase in revenues during fiscal year 2011 and from increased costs associated with revenues from our acquisitions of Mintera and Xtellus. We also had a $2.9 million increase in depreciation expense, offset in part by lower costs from having one less week of expenses in fiscal year 2011 compared to fiscal year 2010. In addition, our cost of revenues was unfavorably impacted by approximately $2.1 million as a result of the Swiss franc strengthening relative to the U.S. dollar and $1.5 million as a result of the U.K. pound sterling strengthening relative to the U.S. dollar.

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

Research and Development Expenses

Research and development expenses increased by $24.0 million, or 58 percent, for the year ended July 2, 2011, compared to the year ended July 3, 2010. Our research and development expenses increased as we invested to match the rate of our anticipated revenue growth for fiscal year 2011. This includes increased spending on personnel and on materials associated with our product development efforts. The increase was also attributable to research and development associated with increased personnel and product development efforts related to our acquisitions of Mintera in July 2010 and Xtellus in December 2009. These increases were offset in part by having an additional week of expenses during the year ended July 3, 2010 compared to the year ended July 2, 2011. During the fourth quarter of fiscal year 2011, we began to decrease the rate of our investment in research and development in response to changing short-term revenue growth expectations. Personnel-related costs increased to $37.7 million for the year ended July 2, 2011, compared with $26.9 million for the year ended July 3, 2010. Other costs, including engineering materials, the costs of design tools and facilities-related costs increased to $27.8 million for the year ended July 2, 2011, compared with $14.6 million for the year ended July 3, 2010. Research and development expenses were unfavorably impacted by approximately $1.1 million as a result of the U.K. pound sterling strengthening relative to the U.S. dollar and $0.6 million as a result of the Swiss franc strengthening relative to the U.S. dollar.

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

Gain (Loss) on Sale of Property and Equipment

For the year ended July 3, 2010, we recorded a net gain of $0.3 million, primarily related to the sale of certain fixed assets in Villebon, France in connection with the closing of that facility.

Other Income (Expense)

Other income (expense) for the year ended July 2, 2011 decreased by $18.2 million compared to the year ended July 3, 2010. This decrease was primarily due to an $11.7 million increase in foreign exchange loss from the non-cash re-measurement of short-term receivables and payables among certain of our wholly-owned international subsidiaries for fluctuations in the U.S. dollar relative to our other local functional currencies during the corresponding periods. This decrease was also due to a $5.3 million gain from our purchase of Newport’s high-power laser diodes business being recorded during the year ended July 3, 2010 and from a $1.6 million increase in interest expense during the year ended July 2, 2011 related to liabilities recognized in the acquisitions of Xtellus and Mintera.

Income Tax Provision

For the fiscal year ended July 2, 2011, our income tax provision of $1.6 million primarily related to certain of our foreign operations, which operate on a cost-plus basis for services primarily associated with manufacturing and research and development.

In the fourth quarter of fiscal year 2010, we determined that it was more-likely-than-not that we would utilize net operating losses in one of our foreign jurisdictions due to current earnings and projections of future profitability. Accordingly, we released $1.3 million of our valuation allowance against $1.3 million of previously unrecognized deferred tax assets during the fourth quarter of fiscal year 2010. This amount represented the entire remaining deferred tax asset related to the accumulated net operating losses of the foreign jurisdiction.

Income from Discontinued Operations

No amounts related to revenues, cost of revenues, gross profit or operating expenses were recognized during fiscal years 2011 and 2010 due to the sale of our New Focus business on July 4, 2009. During fiscal year 2010, we recorded income of $1.4 million from discontinued operations from the sale of our New Focus business, which was comprised entirely of other income. For further details, refer to Note 3, Business Combinations, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Liquidity and Capital Resources

Cash flows from Operating Activities

Net cash used by operating activities for the year ended June 30, 2012 was $26.7 million, primarily resulting from a net loss of $66.5 million, partially offset by $18.2 million of non-cash adjustments and a $21.7 million increase in cash due to changes in operating assets and liabilities. The $18.2 million of non-cash adjustments was primarily comprised of $22.3 million of expense related to depreciation and amortization, $8.2 million of expense related to our non-cash flood-related impairments and $6.6 million of expense related to stock-based compensation, partially offset by a $11.3 million gain on the sale of our building in Shenzhen, China, $2.2 million due to the revaluation of the Mintera earnout liability, $2.2 million gain on the sale of an investment, $1.9 million gain from the sale of certain assets related to a legacy product and $1.0 million from the amortization of deferred gain from two sales-leaseback transactions. The $21.7 million increase in cash due to changes in operating assets and liabilities was primarily comprised of a $14.9 million decrease in inventory, a $6.7 million increase in accrued expenses and other liabilities and a $6.3 million decrease in accounts receivable, partially offset by a $5.1 million decrease in accounts payable, a $0.6 million increase in other non-current assets and a $0.5 million increase in prepaid expenses and other current assets.

Our management cannot yet definitively quantify the total impacts of the flooding in Thailand on our business. While we believe our insurance coverage, both property and business interruption, will mitigate a portion of the adverse impact, there can be no assurance as to the amount or timing of future insurance recoveries, or that we will be able to fully and timely resume production of each of our affected product lines.

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

Cash flows from Investing Activities

Net cash provided by investing activities for the year ended June 30, 2012 was $6.1 million, primarily consisting of $18.7 million in net proceeds from the sale of the manufacturing facility in Shenzhen, China, $3.9 million in proceeds from the sale of certain assets related to a legacy product, $3.4 million in proceeds from the sale of a minority investment and $0.4 million in proceeds from the sale of other property and equipment, partially offset by $20.3 million used in capital expenditures.

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

Cash Flows from Financing Activities

Net cash provided by financing activities of $22.8 million for the year ended June 30, 2012 primarily consisted of $25.5 million in borrowings under our revolving credit facility and $0.1 million in proceeds from the issuance of common stock through stock option exercises, partially offset by $2.8 million in payments in connection with earnout obligations related to our acquisition of Mintera.

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

Effect of Exchange Rates on Cash and Cash Equivalents for the Years Ended June 30, 2012, July 2, 2011 and July 3, 2010

The effect of exchange rates on cash and cash equivalents for the year ended June 30, 2012 was a decrease of $3.3 million, primarily consisting of a loss of approximately $4.0 million related to the revaluation of U.S. dollar denominated operating intercompany payables and receivables of our foreign subsidiaries, partially offset by a $0.7 million gain due to the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries.

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

Credit Facility

On August 2, 2006, Oclaro, Inc., along with Oclaro Technology Ltd., Oclaro Photonics, Inc. and Oclaro Technology, Inc., each a wholly-owned subsidiary of the Company (collectively the “Original Borrowers”), entered into a credit agreement, or the “Original Credit Agreement,” with Wells Fargo Capital Finance, Inc. (Wells Fargo) and certain other lenders, which Original Credit Agreement has previously been amended from time to time.

On July 26, 2011, Oclaro Technology Ltd., as “Borrower,” and Oclaro, Inc., as “Parent,” entered into an amendment and restatement to the Original Credit Agreement with Wells Fargo and the other lenders party thereto regarding the senior secured revolving credit facility, increasing the facility size from $25.0 million to $45.0 million and extending the term thereof to August 1, 2014 (the “Credit Agreement”). Under the Credit Agreement, advances are available based on 80 percent of “qualified accounts receivable,” as defined in the Credit Agreement.

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

The obligations of the Borrower under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $2.0 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as the Employee Retirement Income Security Act, certain judgments in excess of $2.0 million and a change of control default. On March 29, 2012, we entered into Amendment No. 1 to the Credit Agreement, redefining certain events of default. Under this amendment, we are required to maintain minimum liquidity of $20.0 million and excess availability of $2.5 million, as defined by the Credit Agreement, through September 30, 2012; reverting back to $15.0 million in minimum liquidity and $7.5 million in excess availability thereafter. On July 23, 2012, we further amended the Credit Agreement, granting us consent to merge with Opnext and permitting us to assume certain existing debt obligations of Opnext in the merger.

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

As of June 30, 2012, we had $25.5 million outstanding under the Credit Agreement with an average interest rate of 4.75 percent per annum and we were in compliance with all covenants. As of July 2, 2011, there were no amounts outstanding under the Credit Agreement. At June 30, 2012 and July 2, 2011, there were $0.1 million and $1.1 million, respectively, in outstanding standby letters of credit with vendors secured under the Original Credit Agreement and subsequently under the Credit Agreement. The outstanding standby letters of credit for $0.1 million expire at various intervals through April 2014.

Future Cash Requirements

As of June 30, 2012, we held $61.8 million in cash and cash equivalents and $0.6 million in restricted cash. We expect that our cash flows from operations, together with our current cash balances, which include $18.7 million in proceeds from the June 13, 2012 sale of our building in Shenzhen, China, cash balances acquired through our acquisition of Opnext on July 23, 2012 and amounts expected to be available under our Credit Agreement, which are based on a percentage of eligible accounts receivable (as defined in the Credit Agreement), will provide us with sufficient financial resources in order to operate as a going concern through at least fiscal year 2013. In the future, in order to strengthen our financial position, in the event of unforeseen circumstances, in the event we need to fund our growth in future financial periods, or in the event insurance proceeds are not sufficient or timely enough to offset our expenses or lost revenue associated with the flooding in Thailand, we may need to raise additional funds by any one or a combination of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all. In addition to the $11.0 million insurance coverage advance payments we received in our fiscal year 2012 associated with the flooding in Thailand, we also expect to receive substantial additional insurance proceeds, although neither the amounts nor the timing of such payments can be reasonably estimated at this time.

In the third quarter of our fiscal year 2012, we determined the fair value of the 18 month earnout obligation to be fixed at $10.8 million based on sales of Mintera products during the eighteen month period ended January 20, 2012. We settled $2.2 million of the $10.8 million earnout obligation in cash during the fourth quarter of fiscal year 2012 and we settled the remaining $8.6 million balance in cash during the first quarter of fiscal 2013. At June 30, 2012, we recorded the $8.6 million in accrued expenses and other liabilities in our consolidated balance sheet related to the earnout obligation owed to Mintera.

From time to time, we have engaged in discussions with third parties concerning potential acquisitions of product lines, technologies and businesses, such as our acquisition of Opnext, our merger with Avanex, our acquisitions of Xtellus and Mintera, our exchange of assets agreement with Newport and our sale of a legacy product line. We continue to consider potential acquisition candidates. Any such transactions could result in us issuing significant number of new equity or debt securities (including promissory notes), the incurrence or assumption of debt, and the utilization of our cash and cash equivalents. We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity securities and/or borrowings. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.

Risk Management — Foreign Currency Risk

As our business is multinational in scope, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. We expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling and the Swiss franc. In addition, with the acquisition of Opnext, we will have an increasing portion of our expenses denominated in Japanese yen. Fluctuations in the exchange rate between the U.S. dollar, the U.K. pound sterling, the Swiss franc, the Japanese yen and, to a lesser extent, other currencies in which we collect revenues and pay expenses could affect our operating results. This includes the Chinese yuan, the Korean won, the Israeli shekel and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen and Shanghai, China; Daejeon, South Korea; Jerusalem, Israel and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase. We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of June 30, 2012, we held three foreign currency forward exchange contracts with a notional value of $1.5 million which include put and call options which expire, or expired, at various dates from July 2012 to September 2012. As of June 30, 2012, we recorded minimal unrealized gains to accumulated other comprehensive income in connection with marking these contracts to fair value.

Contractual Obligations

Our contractual obligations at June 30, 2012, by nature of the obligation and amount due over identified periods of time, are set out in the table below:

	Operating Lease Payments	Sublease Income	Purchase Obligations
	(Thousands)
Fiscal Year:
2013	$8,635	$(149)	$67,588
2014	6,568	(57)	—
2015	6,159	(30)	—
2016	5,440	—	—
2017	3,605	—	—
Thereafter	20,884	—	—

	$51,291	$(236)	$67,588

The purchase obligations consist of our total outstanding purchase order commitments at June 30, 2012. Any capital purchases to which we are committed are included in these outstanding purchase order commitments. Operating leases are future annual commitments under non-cancelable operating leases, including rents payable for land and buildings.

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

We also have indemnification clauses in various contracts that we enter into in connection with acquisitions and during the normal course of business, such as indemnifications in favor of customers in respect of liabilities they may incur as a result of purchasing our products should such products infringe the intellectual property rights of a third party. We have not historically paid out any material amounts related to these indemnifications; therefore, no accrual has been made for these indemnifications.

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

We recognize revenues from financially distressed customers when collectability becomes reasonably assured, assuming all other above criteria for revenue recognition have been met. In fiscal year 2009 we issued billings of $4.1 million for products that were shipped to Nortel, but for which payment was not received prior to Nortel’s bankruptcy filing on January 14, 2009. As a result, the corresponding revenue was deferred, and therefore was not recognized as revenues or accounts receivable in the consolidated financial statements at the time of such billings, as we determined that such amounts were not reasonably assured of collectability in accordance with our revenue recognition policy. As of June 30, 2012, we had remaining contractual receivables from Nortel totaling $2.0 million which are not reflected in the accompanying consolidated balance sheet. To the extent that collectability becomes reasonably assured for these deferred billings in future periods, our future results of operations will benefit from the recognition of these amounts.

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

Business Combinations

Our acquisitions consummated after June 27, 2009, including the acquisition of the high-power laser diodes business from Newport on July 4, 2009 and our acquisitions of Xtellus on December 17, 2009 and Mintera on July 21, 2010, were accounted for pursuant to Accounting Standards Codification (ASC) Topic 805, Business Combinations. Under ASC Topic 805, there are significant differences as compared to previous guidance in determining the purchase price of an acquired entity, including:

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

Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. For instance, the estimated fair value of our common stock issued in connection with our acquisition of Xtellus was determined using the closing price of $6.70 per share as of the acquisition date, December 17, 2009, adjusted by a discount rate to reflect the lack of marketability due to the shares being unregistered and subject to restrictions on transfer under Rule 144 of the Securities Act. In addition, the estimated fair value of the value protection guarantee issued in connection with the Xtellus acquisition was determined by using management estimates of future operating results and a Monte Carlo simulation model to determine the likelihood of achieving certain market conditions. For our Mintera acquisition, we agreed to pay additional revenue-based consideration whereby former security holders of Mintera were entitled to receive up to $20.0 million, determined based on a set of sliding scale formulas, to the extent revenue from Mintera products is more than $29.0 million in the 12 months following the acquisition and/or more than $40.0 million in the 18 months following the acquisition. The estimated fair value of these obligations were determined using management estimates of the total amounts expected to be paid based on estimated operating results, discounted to their present value using our incremental borrowing cost.

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

During the year ended June 30, 2012, we received $11.0 million in advance payments from one of our insurers relating to losses we incurred due to the flooding in Thailand. This payment is a general advance from our insurer against all Thailand flood-related claims and was not specifically identified as reimbursement for any particular loss or claim. As there were no contingencies associated with this payment, we recorded this advance payment within flood related income (expense), net in our consolidated statements of operations for the year ended June 30, 2012.

The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. Insurance recoveries we receive in future periods will be recorded net of flood-related expense in the consolidated statement of operations. As of June 30, 2012, we have not recorded any estimated amounts relating to potential future insurance recoveries in the consolidated statement of operations.

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

During the fourth quarter of fiscal year 2012, we completed our annual first step analysis for potential impairment of our goodwill, which included examining the impact of current general economic conditions on our future prospects and the current level of our market capitalization. Based on this analysis, we concluded that our goodwill was not impaired.

During the fiscal year ended July 2, 2011, we observed indicators of potential impairment of our goodwill, including the impact of current general economic conditions on our future prospects and the decline of our market capitalization. Specifically, indicators emerged within our WSS reporting unit, which was originally recorded in connection with our acquisition of Xtellus. These indicators led us to conclude that an impairment test was required to be performed for goodwill related to this reporting unit. We determined in our first step goodwill impairment analysis that the goodwill was in fact impaired. We completed our full evaluation of the second step impairment analysis, which indicated that the goodwill was fully impaired. We recorded $20.0 million for impairment losses in our consolidated statement of operations for the year ended July 2, 2011. In conjunction with our second step goodwill impairment analysis, we also evaluated the fair value of the intangible assets of this reporting unit and concluded that such assets were not impaired. This impairment did not result in any current or future cash expenditures.

Accounting for Stock-Based Compensation

We recognize in our statement of operations all stock-based compensation, including grants of employee stock options, grants of restricted stock and purchase rights under our Employee Stock Purchase Plan, based on their fair values on the grant dates. Estimating the grant date fair value of employee stock options and purchase rights requires us to make judgments in the determination of inputs into the Black-Scholes-Merton valuation model which we use to arrive at an estimate of the fair value for such awards. These inputs are based upon highly subjective assumptions as to the volatility of the underlying stock, risk free interest rates and the expected life of the options. Judgment is also required in estimating the number of share-based awards that are expected to be forfeited during any given period. As required under the accounting standards, we review our valuation assumptions at each grant date, and, as a result, our valuation assumptions used to value employee stock options granted and purchase rights in future periods may change. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our consolidated results of operations could be materially impacted. During the years ended June 30, 2012, July 2, 2011 and July 3, 2010, we recognized $6.6 million, $6.3 million and $4.4 million of stock-based compensation expense, respectively, in our results from continuing operations. See Note 12, Stock-based Compensation, to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Income Taxes

We account for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against deferred income tax assets which are not likely to be realized.

In fiscal year 2012, we determined that it is more-likely-than-not that we will realize deferred tax assets of $0.6 million in China and $2.3 million in Switzerland. Due to the uncertainty surrounding the realization of the tax attributes in other jurisdictions, we have recorded a full valuation allowance against our remaining foreign and domestic deferred tax assets as of June 30, 2012.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rates

We finance our operations through a mixture of issuances of equity securities, finance leases, working capital and by drawing on our Credit Agreement. Our only exposure to interest rate fluctuations is on our cash deposits and for amounts borrowed under our Credit Agreement. At June 30, 2012 there was $25.5 million outstanding under our Credit Agreement at an average interest rate of 4.75 percent per annum and $0.1 million in outstanding standby letters of credit secured under our Credit Agreement. An increase in our average interest rate on our Credit Agreement by 1.0 percent would increase our annual interest expense by $0.3 million.

We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts. We believe our current interest rate risk is immaterial.

Foreign currency

As our business has grown and is multinational in scope, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. Despite our change in domicile from the United Kingdom to the United States in 2004, and our movement of certain functions, including assembly and test operations, from the United Kingdom to China, in the future we expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling and the Swiss franc. In addition, with the acquisition of Opnext, we will have an increasing portion of our expenses denominated in Japanese yen. Fluctuations in the exchange rate between the U.S. dollar, the U.K. pound sterling, the Swiss franc and the Japanese yen and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese yuan, the Korean won, the Israeli shekel and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen and Shanghai, China; Daejeon, South Korea; Jerusalem, Israel and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.

As of June 30, 2012, our U.K. subsidiary had $44.1 million, net, in U.S. dollar denominated operating intercompany payables and $55.0 million in U.S. dollar denominated accounts receivable and payable, net, related to sales to external customers. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $3.3 million (U.S. dollar strengthening), or loss of $3.3 million (U.S. dollar weakening) on the translation of these receivables and other cash balances, which would be recorded as gain (loss) on foreign exchange in our consolidated statement of operations.

Hedging Program

We enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling. We do not currently hedge our exposure to the Chinese yuan, Korean won, Israeli shekel, Swiss franc or the Euro, but we may in the future if conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of June 30, 2012, we held three foreign currency forward exchange contracts with a notional value of $1.5 million which include put and call options which expire, or expired, at various dates from July 2012 to September 2012 and we have recorded an immaterial unrealized gain to accumulated other comprehensive income in connection with marking these contracts to fair value. It is estimated that a 10 percent fluctuation in the dollar between June 30, 2012 and the maturity dates of the put and call instruments underlying these contracts would lead to a profit of $0.1 million (U.S. dollar weakening) or break-even (U.S. dollar strengthening) on our outstanding foreign currency forward exchange contracts, should they be held to maturity.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item may be found on pages F-1 through F-40 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment, management concluded that, as of June 30, 2012, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears under Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

As disclosed in our Amendments No. 1 to our Quarterly Reports on Form 10-Q for the quarters ended October 1, 2011 and December 31, 2011 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, we identified a material weakness in our internal control over financial reporting such that our disclosure controls and procedures related to accounting for income taxes were not effective. During the third quarter of fiscal year 2012, we implemented enhancements to our internal controls over financial reporting, including adding additional monitoring controls over the preparation and filing of foreign income tax returns. Our remediation efforts, including the testing of these controls continued through the remainder of fiscal year 2012. As of June 30, 2012, we considered this material weakness to be remediated.

Except as noted in the preceding paragraph, there was no change in our internal control over financial reporting during the most recent fiscal quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders under the headings “Proposal 1 — Election of Class I Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Code of Business Conduct and Ethics” and “Non-Director Executive Officers.”

Item 11. Executive Compensation

Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Employment, Change of Control and Severance Arrangements.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders under the headings “Policies and Procedures for Related Person Transactions,” “Board Determination of Independence,” “Employment, Change of Control and Severance Arrangements,” “Proposal 1 — Election of Class I Directors,” and “Corporate Governance.”

Item 14. Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders under the headings “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures.”

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

OCLARO, INC. (Registrant)

September 13, 2012	By:	/s/ Alain Couder
Alain Couder
Chairman of the Board and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Alain Couder and Jerry Turin, jointly and severally, as their attorneys-in-fact, with full power of each to act alone and full powers of substitution, for them in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Alain Couder Alain Couder	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	September 13, 2012

/s/ Jerry Turin Jerry Turin	Chief Financial Officer (Principal Financial and Accounting Officer)	September 13, 2012

/s/ Harry Bosco Harry Bosco	Director	September 13, 2012

/s/ Edward B. Collins Edward B. Collins	Director	September 13, 2012

/s/ Kendall W. Cowan Kendall W. Cowan	Director	September 13, 2012

/s/ Greg Dougherty Greg Dougherty	Director	September 13, 2012

/s/ Lori Holland Lori Holland	Director	September 13, 2012

/s/ David Lee David Lee	Director	September 13, 2012

/s/ Marissa Peterson Marissa Peterson	Director	September 13, 2012

/s/ Joel Smith III Joel Smith III	Director	September 13, 2012

/s/ William L. Smith William L. Smith	Director	September 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Oclaro, Inc.

We have audited the accompanying consolidated balance sheets of Oclaro, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 30, 2012 and July 2, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2012. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oclaro, Inc. and subsidiaries as of June 30, 2012 and July 2, 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 13, 2012, expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

San Francisco, California

September 13, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Oclaro, Inc.

We have audited Oclaro, Inc. (a Delaware corporation) and subsidiaries’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Oclaro, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Oclaro Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Oclaro, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oclaro, Inc. and subsidiaries as of June 30, 2012 and July 2, 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2012. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). Our report dated September 13, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

San Francisco, California

September 13, 2012

OCLARO, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	July 2, 2011
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$61,760	$62,783
Restricted cash	614	574
Accounts receivable, net of allowances for doubtful accounts and sales returns of $1,317 and $153 in 2012 and $1,122 and $1,054 in 2011	74,666	82,868
Inventories	78,444	102,201
Prepaid expenses and other current assets	12,582	16,495

Total current assets	228,066	264,921

Property and equipment, net	59,616	69,374
Other intangible assets, net	16,645	19,698
Goodwill	10,904	10,904
Other non-current assets	13,075	10,277

Total assets	$328,306	$375,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,098	$66,179
Accrued expenses and other liabilities	49,944	60,703
Credit line payable	25,500	—

Total current liabilities	135,542	126,882

Deferred gain on sale-leasebacks	12,722	12,920
Other non-current liabilities	12,391	6,277

Total liabilities	160,655	146,079

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 90,000 shares authorized; 51,511 and 50,476 shares issued and outstanding at June 30, 2012 and July 2, 2011, respectively	515	505
Additional paid-in capital	1,330,172	1,313,931
Accumulated other comprehensive income	29,538	40,730
Accumulated deficit	(1,192,574)	(1,126,071)

Total stockholders’ equity	167,651	229,095

Total liabilities and stockholders’ equity	$328,306	$375,174

The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands, except per share amounts)
Revenues	$385,458	$466,505	$392,545
Cost of revenues	315,413	342,869	283,751

Gross profit	70,045	123,636	108,794

Operating expenses:
Research and development	67,003	65,492	41,496
Selling, general and administrative	62,541	62,767	56,378
Amortization of intangible assets	3,000	2,805	951
Restructuring, acquisition and related costs	10,361	4,469	5,468
Flood-related (income) expense, net	2,458	—	—
Legal settlements	—	1,678	—
Impairment of goodwill and other intangible assets	—	20,000	—
(Gain) loss on sale of property and equipment	(11,566)	35	(333)

Total operating expenses	133,797	157,246	103,960

Operating income (loss)	(63,752)	(33,610)	4,834
Other income (expense):
Interest income (expense), net	(1,121)	(1,995)	(331)
Gain (loss) on foreign currency translation	3,116	(9,174)	2,494
Other income	2,238	—	4,892

Total other income (expense)	4,233	(11,169)	7,055

Income (loss) from continuing operations before income taxes	(59,519)	(44,779)	11,889
Income tax provision	6,984	1,646	928

Income (loss) from continuing operations	(66,503)	(46,425)	10,961
Income from discontinued operations, net of tax	—	—	1,420

Net income (loss)	$(66,503)	$(46,425)	$12,381

Basic net income (loss) per share:
Income (loss) from continuing operations	$(1.32)	$(0.96)	$0.27
Income from discontinued operations	—	—	0.04

Net income (loss) per share	$(1.32)	$(0.96)	$0.31

Diluted net income (loss) per share:
Income (loss) from continuing operations	$(1.32)	$(0.96)	$0.26
Income from discontinued operations	—	—	0.03

Net income (loss) per share	$(1.32)	$(0.96)	$0.29

Shares used in computing net income (loss) per share:
Basic	50,396	48,444	40,322
Diluted	50,396	48,444	42,262

The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(66,503)	$(46,425)	$12,381
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Adjustment in fair value of earn-out obligation	(2,158)	—	—
Amortization of deferred gain on sale-leasebacks	(985)	(942)	(863)
Depreciation and amortization	22,289	18,125	11,811
Flood-related non-cash losses	8,173	—	—
(Gain) loss on sale of property and equipment	(11,566)	35	(333)
Impairment of goodwill and other intangible assets	—	20,000	—
Stock-based compensation expense	6,592	6,304	4,432
Other adjustments	(4,185)	—	(7,639)
Changes in operating assets and liabilities:
Accounts receivable, net	6,255	20,706	(34,914)
Inventories	14,898	(30,921)	3,339
Prepaid expenses and other current assets	(469)	(263)	(2,400)
Other non-current assets	(641)	(159)	1,062
Accounts payable	(5,111)	10,831	15,415
Accrued expenses and other liabilities	6,738	(1,929)	(7,560)

Net cash used in operating activities	(26,673)	(4,638)	(5,269)

Cash flows from investing activities:
Purchases of property and equipment	(20,292)	(41,631)	(12,114)
Proceeds from sale of building	18,664	—	—
Proceeds from sales of property and equipment	446	209	885
Proceeds from sale of assets	3,900	—	—
Proceeds from sale of investments	3,438	—	—
Sales and maturities of available-for-sale securities	—	—	9,258
Transfer (to) from restricted cash	(71)	4,002	(256)
Purchase of intangibles and equipment from an asset purchase	—	—	(250)
Purchase of investment in a privately held company	—	—	(7,500)
Cash acquired from (paid for) business combinations	—	(10,482)	3,277

Net cash provide by (used in) investing activities	6,085	(47,902)	(6,700)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	97	2,704	77,390
Proceeds from borrowings under credit line	25,500	—	2,500
Repayment of borrowings under credit line and other loans	—	—	(2,552)
Cash paid under earnout obligations	(2,762)	—	—

Net cash provided by financing activities	22,835	2,704	77,338

Effect of exchange rate on cash and cash equivalents	(3,270)	5,443	(2,754)
Net increase (decrease) in cash and cash equivalents	(1,023)	(44,393)	62,615
Cash and cash equivalents at beginning of period	62,783	107,176	44,561

Cash and cash equivalents at end of period	$61,760	$62,783	$107,176

Supplemental disclosures of cash flow information:
Cash paid for interest	$743	$163	$244
Cash paid for income taxes	$2,688	$1,325	$184
Supplemental disclosures of non-cash transactions:
Issuance of common stock and incurrence of escrow liability and value protection liability related to the acquisition of Xtellus	$—	$—	$29,441
Issuance of common stock to settle Xtellus escrow liability	$7,000	$—	$—
Incurrence of earnout liability related to the acquisition of Mintera	$—	$15,148	$—
Issuance of common stock to settle Mintera earnout liability	$2,758	$—	$—

The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

				Accumulated
			Additional	Other		Comprehensive	Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Income	Stockholders’
	Shares	Amount	Capital	Income	Deficit	(Loss)	Equity
	(Thousands)
Balance at June 27, 2009	37,233	$372	$1,200,848	$30,905	$(1,091,735)		$140,390
Adjustment to prior years retained earnings to reflect effect of adoption of ASC 805	—	—	—	—	(292)	—	(292)

					$(1,092,027)
Issuance of shares related to share awards and restricted stock units	500	5	(53)	—	—	—	(48)
Issuance of shares upon the exercise of common stock options	71	1	268	—	—	—	269
Shares issued in connection with acquisitions	3,698	37	22,209	—	—	—	22,246
Shares placed in escrow for the acquisition of Xtellus	994	10	(10)	—	—	—	—
Shares issued in public offering	6,900	69	77,005	—	—	—	77,074
Stock-based compensation	—	—	4,512	—	—	—	4,512
Comprehensive income:
Unrealized gain on hedging transactions	—	—	—	594	—	594	594
Currency translation adjustments	—	—	—	(3,432)	—	(3,432)	(3,432)
Pension adjustment, net of tax benefits	—	—	—	(1,153)	—	(1,153)	(1,153)
Other comprehensive loss	—	—	—	(7)	—	(7)	(7)
Net income for the period	—	—	—	—	12,381	12,381	12,381

Total comprehensive income						$8,383

Balance at July 3, 2010	49,396	$494	$1,304,779	$26,907	$(1,079,646)		$252,534
Issuance of shares related to share awards and restricted stock units	565	6	(6)	—	—	—	—
Issuance of shares upon the exercise of common stock options	515	5	2,699	—	—	—	2,704
Stock-based compensation	—	—	6,459	—	—	—	6,459
Comprehensive loss:
Unrealized gain on hedging transactions	—	—	—	5	—	5	5
Unrealized loss on marketable securities	—	—	—	(139)	—	(139)	(139)
Currency translation adjustments	—	—	—	15,525	—	15,525	15,525
Pension adjustment, net of tax benefits	—	—	—	(1,568)	—	(1,568)	(1,568)
Net loss for the period	—	—	—	—	(46,425)	(46,425)	(46,425)

Total comprehensive loss						$(32,602)

Balance at July 2, 2011	50,476	$505	$1,313,931	$40,730	$(1,126,071)		$229,095
Issuance of shares related to share awards and restricted stock units	343	3	(182)	—	—	—	(179)
Issuance of shares upon the exercise of common stock options	45	—	96	—	—	—	96
Transfer of escrow shares to former Xtellus stockholders	—	—	7,000	—	—	—	7,000
Shares returned from escrow account	(122)	(1)	1	—	—	—	—
Shares issued in connection with acquisitions	769	8	2,750				2,758
Stock-based compensation	—	—	6,576	—	—	—	6,576
Comprehensive loss:
Unrealized loss on hedging transactions	—	—	—	(47)	—	(47)	(47)
Unrealized loss on marketable securities	—	—	—	(52)	—	(52)	(52)
Currency translation adjustments	—	—	—	(6,980)	—	(6,980)	(6,980)
Pension adjustment, net of tax benefits	—	—	—	(4,113)	—	(4,113)	(4,113)
Net loss for the period	—	—	—	—	(66,503)	(66,503)	(66,503)

Total comprehensive loss						$(77,695)

Balance at June 30, 2012	51,511	$515	$1,330,172	$29,538	$(1,192,574)		$167,651

The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Annual Report on Form 10-K as “Oclaro,” “we,” “us,” or “our.” We are a tier-one provider of optical communications and laser components, modules and subsystems for a broad range of diverse markets, including telecommunications, industrial, scientific, consumer electronics and medical. We offer our customers a differentiated solution that is designed to make it easier for our customers to do business by combining optical technology innovation, photonic integration, and a vertical approach to manufacturing and product development.

On July 23, 2012, we completed a merger by and among Opnext, Inc. (Opnext), Tahoe Acquisition Sub, Inc., a newly formed wholly-owned subsidiary of Oclaro (Merger Sub), and Oclaro, pursuant to which Oclaro acquired Opnext through a merger of Merger Sub with and into Opnext. The acquisition is more fully discussed in Note 3, Business Combinations and Note 16, Subsequent Events.

Our consolidated balance sheet as of June 30, 2012 and our statements of operations and cash flows for the years ended June 30, 2012 do not include any assets or liabilities assumed in the acquisition or any results of operations from Opnext.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Examples of significant estimates and assumptions made by management involve the fair value of goodwill and long-lived assets, the fair value of purchase consideration paid, assets acquired and liabilities assumed in business combinations, valuation allowances for deferred tax assets, the fair value of stock-based compensation, estimates for allowances for doubtful accounts, the evaluation of insurance recoveries, and valuation of excess and obsolete inventories. These judgments can be subjective and complex and consequently actual results could differ materially from those estimates and assumptions.

Fiscal Years

We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal years ended June 30, 2012 and July 2, 2011 were each 52 week years. Our fiscal year ended July 3, 2010 was a 53 week year.

Cash and Cash Equivalents

Cash and cash equivalents are carried at market value. We consider all liquid investment securities with an original maturity date of three months or less to be cash equivalents. Any realized gains and losses on liquid investment securities are included in other income (expense) in our consolidated statements of operations. Restricted cash of $0.6 million as of June 30, 2012 consists of collateral for the performance of our obligations under certain facility lease agreements and bank accounts otherwise restricted.

The following table provides details regarding our cash and cash equivalents at the dates indicated:

	June 30, 2012	July 2, 2011
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$59,759	$42,585
Money market funds	2,001	20,198

	$61,760	$62,783

Concentration of Credit Risks

We place our cash and cash equivalents with and in the custody of financial institutions, which at times, are in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). Management monitors the ongoing creditworthiness of these institutions. Our investment policy limits the amounts invested with any one institution, type of security and issuer. To date, we have not experienced significant losses on these investments.

Our trade accounts receivable are concentrated with companies in the telecom industry. At June 30, 2012, four customers accounted for a total of 45 percent of our gross accounts receivable. At July 2, 2011, no customer accounted for 10 percent or more of our gross accounts receivable.

Allowance for Doubtful Accounts and Sales Return Allowance

We perform ongoing credit evaluations of our customers and record specific allowances for doubtful accounts when a customer is unable to meet its financial obligations, as in the case of bankruptcy filings or deteriorated financial position. Estimates are used in determining allowances for customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. We write-off a receivable account when all rights, remedies and recourses against the account and its principals are exhausted and record a benefit when previously reserved accounts are collected. We recorded provisions of $0.2 million, $0.6 million and $1.5 million as allowances for doubtful accounts in fiscal years 2012, 2011 and 2010, respectively.

We record a provision for estimated sales returns, which is netted against revenues, in the same period as the related revenues are recorded. These estimates are based on historical sales returns, other known factors and our return policy. We recorded a benefit of $0.9 million in fiscal year 2012 and provisions of $0.6 million and $0.2 million as sales return allowances in fiscal years 2011 and 2010, respectively.

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

The following table provides details regarding our inventories at the dates indicated:

	June 30, 2012	July 2, 2011
	(Thousands)
Inventories:
Raw materials	$26,392	$38,863
Work-in-process	35,415	37,084
Finished goods	16,637	26,254

	$78,444	$102,201

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which generally range from three to five years, except for buildings which are generally depreciated over twenty years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives or the term of the related lease, whichever is shorter. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from asset dispositions are included in (gain) loss on sale of property and equipment in the accompanying consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

The following table provides details regarding our property and equipment, net at the dates indicated:

	June 30, 2012	July 2, 2011
	(Thousands)
Property and equipment, net:
Buildings and improvements	$9,465	$17,640
Plant and machinery	138,924	149,120
Fixtures, fittings and equipment	1,854	1,802
Computer equipment	13,722	14,235

	163,965	182,797
Less: accumulated depreciation	(104,349)	(113,423)

	$59,616	$69,374

Depreciation expense was $19.3 million, $15.3 million and $10.9 million for the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, respectively.

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

Goodwill is tested for impairment using a two-step process. In the first step, the estimated fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, a second step of the impairment test is performed whereby we hypothetically apply purchase accounting to the reporting unit using the fair value from the first step in order to determine the implied fair value of a reporting unit’s goodwill. We estimate the fair value of the reporting unit using the expected present value of future cash flows and also compare our market capitalization plus a control premium for reasonableness.

Non-Marketable Cost Method Investments

In the second quarter of fiscal year 2012, we sold for $3.4 million of cash proceeds an investment in a privately-held company that we had previously acquired for a purchase price of $1.2 million. We recorded the $2.2 million gain on the sale of the investment in other income in our consolidated statement of operations for the year ended June 30, 2012.

In fiscal year 2010, we made a $7.5 million investment in ClariPhy Communications, Inc. (ClariPhy), a privately-held company, receiving in exchange a less than 20 percent equity interest in ClariPhy. As of June 30, 2012 and July 2, 2011, including the investment in ClariPhy, we had $7.5 million and $8.7 million, respectively, of investments in privately-held companies. These investments consist of less than 20 percent equity ownership interests of common stock and/or preferred stock in these companies and are accounted for under the cost method of accounting. These investments are included in other non-current assets in our consolidated balance sheets.

Derivative Financial Instruments

Our operating results are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. A majority of our revenues are denominated in U.S. dollars, while a significant portion of our expenses are denominated in United Kingdom (U.K.) pounds sterling, Chinese yuan, Swiss francs, and euros, in which we pay expenses in connection with operating our facilities in the U.K., China, Switzerland and Italy. We currently enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to exchange rate fluctuations between the U.S. dollar and the U.K. pound sterling.

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

Accrued Expenses and Other Liabilities

The following table provides details for our accrued expenses and other liabilities at the dates indicated:

	June 30, 2012	July 2, 2011
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$14,518	$6,241
Compensation and benefits related accruals	9,701	11,097
Warranty accrual	2,599	2,175
Escrow liability for Xtellus acquisition	—	7,000
Earnout liabilities for Mintera acquisition	8,628	16,140
Other accruals	14,498	18,050

	$49,944	$60,703

Warranty

We generally provide a warranty for our products for twelve months from the date of sale, although warranties for certain of our products may be longer. We accrue for the estimated costs to provide warranty services at the time revenue is recognized. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty costs will increase, resulting in a decrease in gross profit and a decrease in net income.

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

In fiscal year 2009, we deferred certain revenue related to product shipments to Nortel Networks Corporation (Nortel) as a result of its bankruptcy filing on January 14, 2009. As of June 30, 2012, we have $2.0 million in contractual receivables from Nortel which are not reflected in the accompanying consolidated balance sheets, as we determined that such amounts were not reasonably assured of collectability in accordance with our revenue recognition policy. To the extent that collectability becomes reasonably assured for these deferred billings in future periods, our future results will benefit from the recognition of these amounts as revenue in those future periods.

Research and Development Costs

Research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. Our advertising costs for the years ended June 30, 2012, July 2, 2011 and July 3, 2010 were not significant.

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

Insurance Recoveries

Insurance recoveries related to impairment losses previously recorded and other recoverable expenses will be recognized up to the amount of our related loss or expense in the period that recoveries become realizable. Insurance recoveries under business interruption coverage and insurance recovery gains in excess of amounts previously written off related to impaired inventory and equipment or in excess of other recoverable expenses previously recognized will be recognized when they become realizable and all contingencies have been resolved.

During the year ended June 30, 2012, we received $11.0 million in advance payments from one of our insurers relating to losses we incurred due to flooding at one of our contract manufacturers in Thailand. These payments are a general advance from our insurer against all Thailand flood-related claims and were not specifically identified as reimbursement for any particular loss or claim. As there were no contingencies associated with these payments, we recorded these advance payments within flood-related income (expense), net in our consolidated statement of operations for the year ended June 30, 2012.

The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. Insurance recoveries we receive in future periods will be recorded net of flood-related expenses in our consolidated statements of operations. As of June 30, 2012, we have not recorded any estimated amounts relating to potential future insurance recoveries in our consolidated statement of operations.

Impairment of Long-Lived Assets

We review property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparing their carrying amounts to market prices or the future undiscounted cash flows the assets are expected to generate. If property and equipment or certain identifiable intangibles are considered to be impaired, the impairment to be recognized would equal the amount by which the carrying value of the asset exceeds its fair market value based on market prices or future discounted cash flows.

Our goodwill is tested for impairment at least annually or sooner, whenever events or changes in circumstances indicate that the goodwill may be impaired.

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

Stock-Based Compensation

We use the Black-Scholes-Merton option pricing model to value the compensation expense associated with our stock-based compensation programs, which include stock options, restricted stock awards, restricted stock units, performance shares, and our 2011 Employee Stock Purchase Program (ESPP). We estimate forfeitures when recognizing compensation expense, and we adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

Stock options have a term of seven to ten years and generally vest over a two to four year service period, and restricted stock awards generally vest over a one to four year period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors or may be subject to additional vesting conditions based upon achievement of such performance-based objectives.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and obligations under escrow agreements during such period. For the fiscal years ended June 30, 2012 and July 2, 2011, there were no stock options, unvested restricted stock awards, warrants or obligations under escrow agreements factored into the computation of diluted shares outstanding since we incurred a net loss in these periods and their inclusion would have an anti-dilutive effect. For the fiscal year ended July 3, 2010, 1.9 million dilutive securities, including 1.1 million stock options, 0.5 million unvested restricted stock awards and 0.3 million shares of common stock securing obligations under our escrow agreement, were included in the computation of diluted earnings per share.

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

In June 2011, the FASB issued ASU No. 2011-05, an amendment to ASC Topic 220, Comprehensive Income, which amends current comprehensive income guidance. ASU No. 2011-05 eliminates the option to present the components of other comprehensive income (loss) as part of our statement of stockholders’ equity. Instead, we must report comprehensive income (loss) in either a single continuous statement of comprehensive income (loss) that contains two sections, net income (loss) and other comprehensive income (loss), or in two separate but consecutive statements. ASU No. 2011-05 will be effective for the first quarter of our fiscal year 2013 beginning July 1, 2012. The adoption of this update will require a change in the format of our current presentation.

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

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices of identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Our cash equivalents and non-current marketable securities are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most marketable securities and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. We have classified the earnout obligations arising from our acquisition of Mintera Corporation (Mintera) within Level 2 of the fair value hierarchy as the amounts to be paid were fixed based on sales of Mintera products through the eighteen month period ended January 20, 2012. See Note 3, Business Combinations, for additional details regarding these liabilities.

We have a defined benefit pension plan in Switzerland whose assets are classified within Level 1 of the fair value hierarchy for plan assets of cash, equity investments and fixed income investments, and Level 3 of the fair value hierarchy for plan assets of real estate and alternative investments. These pension plan assets are not reflected in the accompanying consolidated balance sheets, and are thus not included in the following tables.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at June 30, 2012:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$2,001	$—	$—	$2,001
Other non-current assets:
Marketable securities	114	—	—	114

Total assets measured at fair value	$2,115	$—	$—	$2,115

Liabilities:
Accrued expenses and other liabilities:
Earnout obligation for Mintera acquisition	$—	$8,628	$—	$8,628

Total liabilities measured at fair value	$—	$8,628	$—	$8,628

(1)	Excludes $59.8 million in cash held in our bank accounts at June 30, 2012.

The following table provides details regarding the changes in assets and liabilities classified within Level 3 from July 3, 2010 to June 30, 2012:

	Accrued Expenses and Other Liabilities	Other Non-Current Liabilities
	(Thousands)
Balance at July 3, 2010	$—	$—
Earnout liabilities from Mintera acquisition	4,338	10,810
Interest expense on Mintera earnout liabilities	280	712
Reclass Mintera earnout liability from non-current to current liability	11,522	(11,522)

Balance at July 2, 2011	$16,140	$—
Payouts and fair value adjustments related to Mintera earnout obligations	(7,679)	—
Interest expense on Mintera 18 month earnout obligation	167	—
Transfer of Mintera 18 month earnout obligation to Level 2	(8,628)	—

Balance at June 30, 2012	$—	$—

In the third fiscal quarter of 2012, we determined the fair value of the 18 month earnout obligation to be fixed based on sales of Mintera products during the eighteen month period ended January 20, 2012 and reclassified this amount within Level 2.

Derivative Financial Instruments

At the end of each accounting period, we mark-to-market all foreign currency forward exchange contracts that have been designated as cash flow hedges and changes in fair value are recorded in accumulated other comprehensive income until the underlying cash flow is settled and the contract is recognized in other income (expense) in our consolidated statements of operations. As of June 30, 2012, we held three outstanding foreign currency forward exchange contracts to sell U.S. dollars and buy U.K. pounds sterling. All of these contracts have been designated as cash flow hedges. These contracts had an aggregate notional value of approximately $1.5 million of put and call options which expire at various dates ranging from July 2012 through September 2012. To date, we have not entered into any such contracts for longer than 12 months and, accordingly, all amounts included in accumulated other comprehensive income as of June 30, 2012 will generally be reclassified into other income (expense) within the next 12 months. As of June 30, 2012, each of the three designated cash flow hedges was determined to be fully effective; therefore, we recorded an unrealized gain of $7,000 to accumulated other comprehensive income related to recording the fair value of these foreign currency forward exchange contracts.

NOTE 3. BUSINESS COMBINATIONS

During the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, we recorded $2.6 million, $0.1 million and $2.5 million, respectively, in legal and other direct acquisition-related costs in connection with business combinations. These costs are recorded within restructuring, acquisition and related costs in our consolidated statement of operations.

Acquisition of Opnext

On March 26, 2012, we entered into an Agreement and Plan of Merger and Reorganization, by and among Opnext, Inc. (Opnext), Tahoe Acquisition Sub, Inc., a newly formed wholly-owned subsidiary of Oclaro (Merger Sub), and Oclaro, pursuant to which Oclaro acquired Opnext through a merger of Merger Sub with and into Opnext. On July 23, 2012, we consummated the acquisition following approval by the stockholders of both companies. See Note 16, Subsequent Events.

Asset Sale

In December 2011, we entered into an asset sale agreement to sell certain assets related to a legacy product, including inventory, equipment and intangibles, in exchange for $3.9 million of initial consideration plus potential earnout consideration based on the purchaser’s revenues from the legacy product over a 15 month period following the closing date. As of June 30, 2012, we received the full $3.9 million of the initial consideration.

During the year ended June 30, 2012, we completed the asset transfer and recognized a gain of $1.9 million within restructuring, acquisition and related costs in the consolidated statements of operations. Earnout consideration, if any, will be recognized in the period it is reported to us as due, provided we believe cash collections are reasonably assured.

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

We also agreed to pay additional revenue-based consideration whereby former security holders of Mintera were entitled to receive up to $20.0 million. The earnout consideration is payable in cash or, at our option, newly issued shares of our common stock, or a combination of cash and stock. During the year ended June 30, 2012, we recorded a $2.2 million decrease in the fair value of these earnout obligations within restructuring, acquisition and related expenses in the consolidated statements of operations. In the second quarter of fiscal year 2012, we settled the 12 month earnout obligation with the former security holders by paying them $0.5 million in cash and issuing 0.8 million shares of our common stock valued at $2.8 million. In the fourth quarter of fiscal year 2012, we settled a portion of the 18 month earnout obligation with the former security holders by paying them $2.2 million in cash. The remaining 18 month earnout obligation of $8.6 million is recorded in accrued expenses and other liabilities in our consolidated balance sheet at June 30, 2012. In the first quarter of fiscal year 2013, we settled in cash the remaining $8.6 million in earnout obligations. See Note 16, Subsequent Events.

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

Acquisition of Xtellus

On December 17, 2009, we acquired Xtellus and accounted for the assets acquired and liabilities assumed from this acquisition using the purchase method of accounting. Under the terms of this acquisition, we issued approximately 3.7 million unregistered shares of Oclaro common stock with a fair value of $22.2 million as of the acquisition closing date, December 17, 2009. Of these shares issued, approximately 3.5 million shares were issued to former Xtellus stockholders and approximately 0.2 million shares were issued to certain former debt holders of Xtellus in order to extinguish outstanding Xtellus debt. The fair value of these shares was determined using the closing price of $6.70 per share of Oclaro common stock as of December 17, 2009, adjusted by a discount of 10.4 percent to reflect the lack of marketability due to the shares being unregistered and subject to restrictions on transfer under Rule 144 of the Securities and Exchange Commission (SEC).

We were also obligated to pay an additional $7.0 million in consideration to the former Xtellus stockholders after an 18 month escrow period established to secure the indemnification obligations of the Xtellus stockholders under the acquisition agreement. We issued approximately 1.0 million shares of Oclaro common stock into a third-party escrow account to secure our obligation under the escrow agreement. We determined the net present fair value of this obligation to be $6.3 million at the acquisition date based on our incremental borrowing cost. During fiscal year 2011 we recorded $0.7 million in interest expense related to the Xtellus escrow liability. The $7.0 million liability to the former Xtellus stockholders became payable in June 2011. During the year end June 30, 2012, we settled the $7.0 million liability with the former Xtellus stockholders by transferring approximately 0.9 million shares of common stock held in escrow, valued at $7.0 million, to the former Xtellus stockholders. The transfer of the shares resulted in a $7.0 million increase to our additional paid-in capital and a $7.0 million decrease in our accrued expenses and other liabilities within our consolidated balance sheet at June 30, 2012. The balance of 0.1 million shares of common stock held in escrow was returned to us, retired and returned to the status of authorized but unissued common stock in September 2011.

We also agreed to pay a valuation protection guarantee (value protection liability) whereby former stockholders of Xtellus were entitled to receive up to $7.0 million in additional consideration if our common stock traded below certain levels at the end of calendar year 2010 and if revenue from Xtellus products was more than $17.0 million in calendar year 2010. The estimated fair value of this valuation protection liability was $0.9 million at the acquisition date. During fiscal year 2010, we reassessed the fair value of this liability, determining that its value declined from $0.9 million at January 2, 2010 to nil at July 3, 2010. This $0.9 million change in fair value was recognized as income within restructuring, acquisition and related costs during the year ended July 3, 2010. This guarantee expired in December 2010 with no liability due.

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

This acquisition also provided for an employee retention program under which certain former Xtellus employees received up to an aggregate of $5.0 million in a combination of cash (up to a maximum of $1.0 million) and restricted stock awards which were generally subject to time-based vesting over two years and were partially subject to the achievement of certain revenue targets during calendar year 2010. The costs of this retention program were considered compensatory and were recorded in our results of operations. During fiscal year 2010, we recorded $1.0 million in restructuring, acquisition and related costs in our consolidated statements of operations related to cash payments due under the retention program.

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

Our estimate of the fair value of the assets and liabilities of the New Focus business transferred to Newport was $9.9 million. The carrying value of these assets and liabilities on our consolidated balance sheet as of July 4, 2009, the date of the exchange, was $8.5 million. In the year ended July 3, 2010, we recorded $1.4 million in net income from discontinued operations from the sale of the New Focus business, which was entirely comprised of $1.4 million of other income. The financial results of the New Focus business have been classified as discontinued operations for all periods presented.

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

Impairment Assessments

During the fourth quarter of fiscal year 2012 we completed our annual first step analysis for potential impairment of our goodwill, which included examining the impact of current general economic conditions on our future prospects and the current level of our market capitalization. Based on this analysis, we concluded that our goodwill, which was originally recorded in connection with our acquisition of Mintera, was not impaired. We also evaluated the fair value of our intangible assets and concluded that such assets were not impaired as of June 30, 2012.

During the fiscal year ended July 2, 2011 we determined in our first step goodwill impairment analysis that our goodwill related to our wavelength selective switches (WSS) reporting unit was impaired. We completed our second step analysis of goodwill impairment, determining that the $20.0 million of goodwill related to our WSS reporting unit was fully impaired. Based upon this evaluation, we recorded $20.0 million for the goodwill impairment loss in our consolidated statement of operations for fiscal year 2011. This impairment did not result in any current or future cash expenditures. In conjunction with our second step goodwill impairment analysis, we also evaluated the fair value of the intangible assets of this reporting unit and concluded that such assets were not impaired as of July 2, 2011.

Amortization

Amortization of other intangible assets for the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, was $3.0 million, $2.8 million and $1.0 million, respectively. Amortization is recorded as an operating expense within the consolidated statements of operations. Estimated future amortization expense of other intangible assets is $3.2 million per year for fiscal year 2013 through fiscal year 2015, $2.7 million for fiscal year 2016, $2.0 million for fiscal year 2017, and $2.2 million thereafter based on the current level of our intangible assets.

The following table provides details regarding the changes in our goodwill for each of the three years in the fiscal years then ended:

Total
(Thousands)
Balance at June 27, 2009	$—
Addition arising from Xtellus acquisition	20,000

Balance at July 3, 2010	20,000
Addition arising from Mintera acquisition	10,904
Impairment	(20,000)

Balance at July 2, 2011 and June 30, 2012	$10,904

The following table summarizes the activity related to our other intangible assets for fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010:

	Core and	Development
	Current	and Supply	Customer	Patent	Other
	Technology	Agreements	Relationships	Portfolio	Intangibles	Amortization	Total
	(Thousands)
Balance at June 27, 2009	$6,650	$3,253	$719	$1,385	$135	$(10,191)	$1,951
Additions	4,921	—	1,760	2,780	310	—	9,771
Disposals	(6,650)	—	(719)	(1,385)	(135)	8,889	—
Amortization	—	—	—	—	—	(951)	(951)
Translations and adjustments	(12)	(197)	—	—	—	48	(161)

Balance at July 3, 2010	4,909	3,056	1,760	2,780	310	(2,205)	10,610
Additions	6,030	3,350	1,440	130	790	—	11,740
Amortization	—	—	—	—	—	(2,805)	(2,805)
Translations and adjustments	—	153	—	—	—	—	153

Balance at July 2, 2011	10,939	6,559	3,200	2,910	1,100	(5,010)	19,698
Amortization	—	—	—	—	—	(3,000)	(3,000)
Translations and adjustments	(14)	(39)	—	—	—	—	(53)

Balance at June 30, 2012	$10,925	$6,520	$3,200	$2,910	$1,100	$(8,010)	$16,645

NOTE 5. RESTRUCTURING LIABILITIES

Fiscal Year 2012

During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of our Shenzhen, China manufacturing operations to Venture. We expect this transition to occur in a phased and gradual transfer of products over the next three years. In connection with this transition, we recorded restructuring charges of $6.0 million in fiscal year 2012 for employee separation charges. During fiscal year 2012, we made scheduled payments of $3.9 million to settle a portion of these restructuring liabilities. We expect to incur between $8 million and $12 million in additional restructuring costs in connection with the transition of our manufacturing operations to Venture over the next three years. We also expect to incur restructuring charges in connection with our acquisition of Opnext as we integrate the two companies.

During fiscal year 2012, we also accrued approximately $1.4 million in additional employee separation charges in connection with earlier plans of restructuring. During fiscal year 2012, we made scheduled payments of $1.2 million, reducing the related lease liabilities and employee severance and retention obligations. We do not expect to incur significant additional restructuring costs in connection with previously announced restructuring plans.

In addition, during fiscal year 2012 we incurred $3.9 million of expenses in external consulting charges associated with our optimization of past acquisitions as we focus on the associated infrastructure and processes required to support our growth.

As of June 30, 2012, the $2.3 million in accrued restructuring liabilities relates primarily to employee separation charges in connection with the transition of our Shenzhen manufacturing operations to Venture.

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

During fiscal year 2010, we initiated a restructuring plan resulting from our acquisition of Newport’s high-power laser diodes business. This plan involved the transfer of Newport’s high-power laser diodes manufacturing operations from Tucson, Arizona to our European manufacturing facilities. We incurred $0.5 million in restructuring accruals for employee separation charges under the Newport plan. During fiscal year 2010, we also wrote-down $0.8 million in inventory, which became impaired through the integration of our WSS product lines.

For all periods presented, separation payments under the restructuring and cost reduction efforts were accrued and charged to restructuring in the period that the amounts were both determined and communicated to the affected employees.

The following table summarizes the activity related to our restructuring liability for the years ended June 30, 2012, July 2, 2011 and July 3, 2010.

	Lease	Termination
	Cancellations,	Payments to	Total
	Commitments	Employees	Accrued
	and Other	and Related	Restructuring
	Charges	Costs	Charges
	(Thousands)
Balance at June 27, 2009	$8,320	$4,719	$13,039
Charged to restructuring costs	1,694	2,706	4,400
Paid or written off	(5,422)	(7,254)	(12,676)
Adjustments	(485)	60	(425)

Balance at July 3, 2010	4,107	231	4,338
Charged to restructuring costs	14	1,465	1,479
Paid or written off	(3,365)	(1,453)	(4,818)
Adjustments	(541)	(243)	(784)

Balance at July 2, 2011	215	—	215
Charged to restructuring costs	—	7,418	7,418
Paid or written off	—	(5,112)	(5,112)
Adjustments	(215)	—	(215)

Balance at June 30, 2012	$—	$2,306	$2,306

NOTE 6. FLOOD-RELATED (INCOME) EXPENSE, NET

In October 2011, certain areas in Thailand suffered major flooding as a result of monsoons. This flooding had a material impact on our business and results of operations. Our primary contract manufacturer, Fabrinet, suspended operations at two factories located in Chokchai, Thailand and Pinehurst, Thailand. The Chokchai factory suffered extensive flood damage and became inaccessible due to high water levels inside and surrounding the manufacturing facility. As a result of this flooding, we experienced a significant decline in product sales due to our inability or limited ability to manufacture certain of our products and we incurred significant damage to our inventory and property and equipment located at the Chokchai facility.

During the year ended June 30, 2012, we recorded impairment charges of $8.2 million related to the write-off of the net book value of damaged inventory and property and equipment based on our current estimates of the damage caused by the flooding. These impairment charges are recorded within the operating expense caption flood-related (income) expense, net in our consolidated statement of operations. Flood-related (income) expense, net for the year ended June 30, 2012 also includes $5.3 million of personnel-related costs, professional fees and related expenses incurred in connection with our recovery efforts. We continue to evaluate our estimates of flood-related losses, and in future quarters we may record additional expenses.

During fiscal year 2012, we received $11.0 million in advance payments from one of our insurers relating to losses we incurred due to the flooding in Thailand. These payments are a general advance from our insurer against all Thailand flood-related claims and were not specifically identified as reimbursement for any particular loss or claim. As there were no contingencies associated with these payments, we recorded these advance payments within flood-related income (expense), net in our consolidated statements of operations for the year ended June 30, 2012.

Flood-related (income) expense, net for the year ended June 30, 2012 included the following:

June 30, 2012
(Thousands)
Write-off of net book value of damaged inventory	$4,246
Write-off of net book value of damaged property and equipment	3,927
Personnel-related costs, professional fees and related expenses	5,274
Advance payments from insurer	(10,989)

$2,458

While we maintain both property and business interruption insurance coverage, there can be no assurance as to the amount or timing of future insurance recoveries, or that we will be able to fully and timely resume production of each of our affected product lines. Insurance recoveries related to impairment losses previously recorded and other recoverable expenses will be recognized to the extent of the related loss or expense in the period that recoveries become probable and realizable. Insurance recoveries under business interruption coverage and insurance recovery gains in excess of amounts previously written-off related to impaired inventory and equipment or in excess of other recoverable expenses previously recognized will be recognized when they become realizable and all contingencies have been resolved. The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. Insurance recoveries we receive in future periods will be recorded net of flood-related expense in the consolidated statement of operations. As of June 30, 2012, we have not recorded any estimated amounts relating to potential future insurance recoveries in the condensed consolidated statement of operations.

NOTE 7. CREDIT AGREEMENT

On July 26, 2011, Oclaro Technology Ltd., as “Borrower,” and Oclaro, Inc., as “Parent,” entered into an amendment and restatement to our existing senior secured credit facility (Credit Agreement) with Wells Fargo Capital Finance, Inc. (Wells Fargo) and other lenders, increasing the facility size from $25 million to $45 million and extending the term thereof to August 1, 2014. Under the Credit Agreement, advances are available based on 80 percent of “qualified accounts receivable,” as defined in the Credit Agreement.

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

Borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate (LIBOR) plus 2.50 percentage points or the bank’s prime rate plus 1.50 percentage points. In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and re-borrowed at any time until maturity, which is August 1, 2014.

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

The obligations of the Borrower under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $2.0 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as the Employee Retirement Income Security Act and certain judgments in excess of $2.0 million and a change of control default. On March 29, 2012, we entered into Amendment No. 1 to the Credit Agreement, redefining certain events of default. Under this amendment, we are required to maintain minimum liquidity of $20.0 million and excess availability of $2.5 million, as defined by the Credit Agreement, through September 30, 2012; reverting back to $15.0 million in minimum liquidity and $7.5 million in excess availability thereafter.

In connection with the Credit Agreement, the Borrower paid a closing fee of $250,000, which is being amortized on a straight-line basis over the term of the Credit Agreement, and also agreed to pay a monthly servicing fee of $3,000 and a variable unused line fee equal to between 0.375 and 0.50 percentage points per annum, payable monthly on the unused amount of revolving credit commitments. To the extent there are letters of credit outstanding under the Credit Agreement, the Borrower is obligated to pay the administrative agent a letter of credit fee at a rate equal to 3.3 percentage points per annum.

At June 30, 2012, there was $25.5 million outstanding under the Credit Agreement with an average interest rate of 4.75 percent per annum. At July 2, 2011, there were no amounts outstanding under the Credit Agreement. At June 30, 2012 and July 2, 2011, there were $0.1 million and $1.1 million, respectively, in outstanding standby letters of credit with vendors secured under the Credit Agreement. The outstanding standby letters of credit for $0.1 million expire at various intervals through April 2014.

On July 23, 2012, we further amended the Credit Agreement, entering into Amendment No. 2 to the Credit Agreement, under which Wells Fargo consented to the Merger and agreed that we may assume certain existing debt obligations of Opnext in the Merger. See Note 16, Subsequent Events.

NOTE 8. POST-RETIREMENT BENEFITS

401(k) Plan

In the U.S., we sponsor a 401(k) plan that allows voluntary contributions by eligible employees, who may elect to contribute up to the maximum allowed under the U.S. Internal Revenue Service regulations. We generally make 100 percent matching contributions on the first 3 percent and 50 percent matching contributions on the following 2 percent (up to a maximum of $10,000 per eligible employee for calendar year 2012) and we recorded related expenses of $1.0 million, $0.9 million and $0.7 million in the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, respectively.

Defined Contribution Plan

We contribute to a U.K. based defined contribution pension scheme for employees. Contributions under this plan and the related expenses were $1.4 million, $1.3 million and $1.1 million in the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, respectively.

Switzerland Defined Benefit Plan

We have a pension plan covering employees of our Swiss subsidiary (Swiss Plan). Due to the increased significance of our Swiss Plan in fiscal year 2010, we concluded that as of July 3, 2010 our Swiss Plan should be recorded as a defined benefit plan. As a result, we increased other non-current liabilities by $1.5 million and other non-current assets by $0.3 million, and decreased accumulated other comprehensive income by $1.2 million, net of tax, to reflect the under-funded pension liability.

Employer and employee contributions are made to the Swiss plan based on various percentages of salary and wages that vary according to employee age and other factors. Employer contributions to the Swiss Plan for years ended June 30, 2012, July 2, 2011 and July 3, 2010 were $2.4 million, $2.4 million and $1.6 million, respectively. Employer contributions to the Swiss Plan in fiscal year 2013 are estimated to be approximately $2.3 million.

The funded status of the Swiss Plan in the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010 was as follows:

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$31,627	$21,732	$19,664
Service cost	2,341	1,892	1,523
Interest cost	826	840	690
Participant contributions	1,160	1,158	801
Benefits (paid) received	(286)	422	(933)
Actuarial (gain) loss on obligation	5,156	(463)	(536)
Currency translation adjustment	(3,960)	6,046	523

Projected benefit obligation, end of period	$36,864	$31,627	$21,732

Change in plan assets:
Plan assets at fair value, beginning of period	$29,090	$20,263	$18,610
Actual return on plan assets	350	(768)	(334)
Employer contributions	2,409	2,378	1,624
Participant contributions	1,160	1,158	801
Benefits (paid) received	(286)	422	(934)
Currency translation adjustment	(3,643)	5,637	496

Plan assets at fair value, end of period	$29,080	$29,090	$20,263

Amounts recognized in consolidated balance sheets:
Other non-current assets:
Deferred tax asset	$1,946	$316	$316
Other non-current liabilities:
Underfunded pension liability	$7,784	$2,537	$1,469
Amounts recognized in accumulated other comprehensive income, net of tax:
Pension adjustment	$6,834	$2,721	$1,153
Accumulated benefit obligation, end of period	$32,917	$27,340	$18,113

Net periodic pension cost associated with the Swiss Plan in the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010 include the following components:

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
Service cost	$2,341	$1,892	$1,523
Interest cost	826	840	690
Expected return on plan assets	(1,084)	(1,115)	(794)

Net periodic pension cost	$2,083	$1,617	$1,419

The projected and accumulated benefit obligations for the Swiss Plan were calculated as of June 30, 2012, July 2, 2011 and July 3, 2010 using the following assumptions:

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Discount rate	2.0%	3.0%	3.0%
Salary increase rate	2.0%	2.0%	2.0%
Expected return on plan assets	4.0%	4.0%	4.0%
Expected average remaining working life (in years)	13.6	13.8	13.7

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

The Swiss Plan is legally separate from Oclaro, as are the assets of the plan. As of June 30, 2012 and July 2, 2011, the Swiss Plan’s asset allocation was as follows:

	June 30, 2012	July 2, 2011
Fixed income investments	31.0%	33.0%
Equity investments	49.0%	48.0%
Real estate	10.0%	10.0%
Cash	8.0%	7.0%
Alternative investments	2.0%	2.0%

	100.0%	100.0%

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

Beginning in fiscal year 2013, we plan to amortize $5.0 million from accumulated other comprehensive income into net periodic pension cost over a 14 year period. Estimated future benefit payments from the Swiss Plan are $1.1 million in fiscal year 2013, $0.7 million in fiscal year 2014, $1.3 million in fiscal year 2015, $1.3 million in fiscal year 2016, $2.3 million in fiscal year 2017 and $10.2 million in the following five years.

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

Warranty accrual

We generally provide a warranty for our products for twelve months from the date of sale, although warranties for certain of our products may be longer. We accrue for the estimated costs to provide warranty services at the time revenue is recognized. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty costs would increase, resulting in a decrease in gross profit and a decrease in our net income, or an increase in our net loss.

The following table summarizes movements in the warranty accrual for the periods indicated:

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
Warranty provision—beginning of period	$2,175	$2,437	$2,228
Warranties assumed in acquisitions	—	357	261
Warranties issued	2,547	1,933	3,516
Warranties utilized or expired	(2,072)	(2,661)	(3,426)
Currency translation adjustment	(51)	109	(142)

Warranty provision—end of period	$2,599	$2,175	$2,437

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

On July 6, 2012, plaintiff Wright voluntarily dismissed his complaint. On July 31, 2012, the remaining plaintiffs executed a memorandum of understanding settling these matters, subject to court approval.

On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (Pension Fund) as lead plaintiff for the putative class. On April 26, 2012, the Pension Fund filed a second amended complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that defendants issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. On May 25, 2012, defendants filed a motion to dismiss the complaint. That motion is scheduled to be heard on August 31, 2012. Discovery has not commenced, and no trial has been scheduled in this action. We intend to defend this litigation vigorously. We are unable at this time to estimate the effects of these lawsuits on our financial position, results of operations or cash flows.

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

On March 27, 2008, Furukawa Electric Co. (Furukawa) filed a complaint against Opnext Japan, Inc., the Company’s wholly owned subsidiary (Opnext Japan), in the Tokyo District Court, alleging that certain laser diode modules sold by Opnext Japan infringe Furukawa’s Japanese Patent No. 2,898,643 (the “Furukawa Patent”). The complaint sought an injunction as well as 300.0 million yen in royalty damages. On February 24, 2010, the Tokyo District Court entered judgment in favor of Opnext Japan, which judgment was appealed by Furukawa to the Intellectual Property High Court on March 9, 2010. On September 5, 2011, the Intellectual Property High Court ruled in favor of Opnext Japan, holding Furukawa’s patent to be invalid. On September 20, 2011, Furukawa appealed the judgment of the Intellectual Property High Court to the Supreme Court of Japan, and on February 17, 2012, the Supreme Court of Japan rejected such appeal. The matter is no longer subject to further appeal and is now final.

On May 27, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court alleging that certain laser diode modules sold by Furukawa infringe Opnext Japan’s Japanese patent No. 3,887,174. Opnext Japan is seeking an injunction as well as damages in the amount of 100.0 million yen.

On August 5, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court alleging that certain integratable tunable laser assemblies sold by Furukawa infringe Opnext Japan’s Japanese patent No. 4,124,845. Opnext Japan is seeking an injunction as well as damages in the amount of 200.0 million yen.

On September 2, 2011, Tyco Electronics Subsea Communications, LLC (Tyco) filed a complaint against Opnext, Inc. in the Supreme Court of the State of New York, alleging that Opnext, Inc. failed to meet certain obligations owed to Tyco pursuant to a non-recurring engineering development agreement entered into between Opnext, Inc. and Tyco. The complaint sought contract damages in an amount not less than $1 million, punitive damages, costs and attorneys’ fees and such other relief as such court deemed just and proper. Opnext, Inc. filed a motion to dismiss this complaint on October 14, 2011. By decision and order dated August 13, 2012, the Court dismissed Tyco’s complaint in its entirety.

Sale-Leasebacks

In May 2012, our Oclaro Technology (Shenzhen) Co., Ltd. subsidiary entered into an agreement with Shenzhen Fangdao Technology Co., Ltd. for the sale and leaseback of our manufacturing facility located in Shenzhen, China. On June 7, 2012, we completed the sale transaction for 136.0 million Chinese yuan (approximately $21.5 million at the exchange rate in effect on the date of the transaction). We received approximately $18.7 million in net proceeds after transfer taxes of approximately $2.5 million and transaction costs of approximately $0.4 million. This agreement also provides for Oclaro Technology (Shenzhen) Co., Ltd. to lease back the facility for a term of four years, provided that we may terminate the lease after the second or third year of the term upon written notice. Based on the Chinese yuan exchange rate on June 30, 2012, annual rent for each of the first 2 years is $1.2 million. In year three and year four, the rental rates per square meter are scheduled to increase 8 percent and 17 percent, respectively, from the rental rate in the first two years of the lease.

As a result of this transaction, we recorded a $13.6 million gain on the sale of this facility, recognizing $11.3 million of this amount in gain (loss) on sale of property and equipment in our consolidated statement of operations in fiscal year 2012, and deferring $2.3 million of the gain, which will be amortized ratably against rent expense over the initial two year non-cancellable lease term. As of June 30, 2012, the unamortized balance of this deferred gain is $2.2 million.

In March 2006, our Oclaro Technology Ltd. subsidiary entered into multiple agreements with a subsidiary of Scarborough Development (Scarborough) for the sale and leaseback of the land and buildings located at our Caswell, U.K., manufacturing site. The sale transaction, which closed on March 30, 2006, resulted in immediate proceeds to Oclaro Technology Ltd. of £13.75 million (approximately $24 million on the date of the transaction). Under these agreements, Oclaro Technology Ltd. leases back the Caswell site for an initial term of 20 years, with options to renew the lease term for 5 years following the initial term and for rolling 2-year terms thereafter. Based on the exchange rate on June 30, 2012, annual rent for the next 4 years of the lease is approximately £1.2 million, or $1.9 million per year; annual rent for the subsequent 5 years of the lease is approximately £1.4 million, or $2.2 million per year; and annual rent for the last 5 years of the lease is approximately £1.6 million, or $2.5 million per year. Rent during the optional renewal terms will be determined according to the then market rent for the site. The obligations of Oclaro Technology Ltd under these agreements are guaranteed by us. In addition, Scarborough and us entered into a pre-emption agreement with the buyer under which Oclaro Technology Ltd, within the initial 20-year term, has a right to purchase the Caswell site in whole or in part on terms acceptable to Scarborough if Scarborough agrees to terms with or receives an offer from a third party to purchase the Caswell facility. As a result of these agreements, we deferred a related gain of $20.4 million, which is being amortized ratably against rent expense over the initial 20-year term of the lease. As of June 30, 2012, the unamortized balance of this deferred gain is $12.6 million.

At the inception of the Caswell lease, we determined the total minimum lease payments which were to be paid over the lease term, and we are recognizing the effects of scheduled rent increases, which are included in the total minimum lease payments, on a straight-line basis over the lease term.

Operating Leases

We lease certain facilities under non-cancelable operating lease agreements that expire at various dates through 2026. Our future fiscal year minimum lease payments under non-cancelable operating leases and related sublease income, including the sale-leaseback of our Caswell and Shenzhen facilities, are as follows:

	Operating	Sublease
	Lease Payments	Income
	(Thousands)
Fiscal Year:
2013	$8,635	$(149)
2014	6,568	(57)
2015	6,159	(30)
2016	5,440	—
2017	3,605	—
Thereafter	20,884	—

	$51,291	$(236)

Rent expense for these leases was $7.3 million, $8.6 million and $9.1 million during the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, respectively.

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

On July 23, 2012, in connection with the Merger, our stockholders approved an amendment to our restated certificate of incorporation to increase the number of authorized shares of Oclaro common stock to 175 million. See Note 16, Subsequent Events.

In connection with our acquisition of Mintera, during fiscal year 2012 we issued 0.8 million shares of our common stock valued at $2.8 million to settle our 12 month earnout obligation. The transfer of these shares resulted in a $2.8 million increase to our additional paid-in capital and a corresponding decrease to our accrued expenses and other liabilities. See Note 3, Business Combinations.

On May 12, 2010, we completed a public offering of 6.9 million shares of our common stock pursuant to a shelf registration statement that was previously filed and declared effective by the SEC. We received net proceeds of approximately $77.1 million from the offering after deducting underwriting discounts and commissions and estimated offering expenses.

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

On December 17, 2009, in connection with our acquisition of Xtellus, we issued approximately 3.7 million shares of our common stock to the former shareholders and debt holders of Xtellus. We were also obligated to pay $7.0 million in consideration to the former Xtellus stockholders after an 18 month escrow period. During fiscal year 2012, we settled the $7.0 million liability with the former Xtellus stockholders by transferring approximately 0.9 million shares of common stock held in escrow, valued at $7.0 million. The transfer of the escrow shares resulted in a $7.0 million increase to our additional paid-in capital and a corresponding decrease to our accrued expenses and other liabilities. The balance of 0.1 million shares of common stock held in previously escrow were returned to us, retired and returned to the status of authorized but unissued common stock in September 2011.

Warrants

The following table summarizes activity relating to warrants to purchase our common stock:

		Weighted-
	Warrants	Average
	Outstanding	Exercise Price
	(Thousands)
Balance at June 27, 2009	2,547	$24.55
Expired	(931)	34.08

Balance at July 3, 2010	1,616	18.78
Expired	(218)	35.47

Balance at July 2, 2011	1,398	16.18
Expired	(1,398)	16.18

Balance at June 30, 2012	—	—

Preferred Stock

Our restated certificate of incorporation authorizes us to issue up to 1.0 million shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. To date, we have not issued any preferred stock.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, are as follows:

	June 30, 2012	July 2, 2011
	(Thousands)
Currency translation adjustments	$36,556	$43,536
Unrealized gain on currency instruments designated as cash flow hedges	7	54
Unrealized loss on marketable securities	(191)	(139)
Adjustment for Swiss defined benefit plan	(6,834)	(2,721)

	$29,538	$40,730

NOTE 11. EMPLOYEE STOCK PLANS

Amended and Restated 2004 Stock Incentive Plan

Our Amended and Restated 2004 Stock Incentive Plan (Plan) was amended by stockholder approval on October 27, 2010. The primary changes to the Plan resulting from this amendment include: (1) an increase in the number of shares available under the Plan from 3.8 million shares to 7.8 million shares, (2) issuance of full value awards being counted as 1.25 shares of common stock for purposes of the share limit, and (3) a prohibition on recycling of repurchased shares in cases where shares are used to exercise an award or shares are withheld for taxes. As amended, the Plan now expires on October 26, 2020.

As of June 30, 2012, there were approximately 2.5 million shares of our common stock available for grant under the Plan.

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

On November 2, 2009, we filed a “Tender Offer Statement” on Schedule TO with the SEC, related to an offer by us to certain of our employees to exchange some or all of their outstanding options to purchase our common stock for fewer replacement stock options with exercise prices equal to $6.80 per share, which was the closing price per share of our common stock on December 2, 2009, the date of grant and the last day of the tender offer (Offer). A stock option was eligible for exchange in the Offer if: (i) it had an exercise price of at least $10.00 per share; (ii) it was granted at least 12 months prior to the commencement of the Offer; (iii) it was held by an employee who was eligible to participate in the Offer; and (iv) it remained outstanding (i.e., unexpired and unexercised) as of the date of grant of the replacement options (Eligible Options). We made the Offer to all of our U.S. and international employees who held Eligible Options (Eligible Employees), except for (i) members of our board of directors and (ii) our named executive officers. As of December 2, 2009, when the Offer expired, Eligible Employees surrendered approximately 0.8 million Eligible Options with a weighted-average exercise price of $37.55 per share in exchange for approximately 0.4 million replacement stock options with an exercise price of $6.80 per share. The fair value of the replacement options granted was measured as the total of the unrecognized compensation cost of the original options tendered and the incremental compensation cost of the new options granted. The incremental compensation cost of the new options granted, which was determined to be $20,000, was measured as the excess of the fair value of the new options granted over the fair value of the original options immediately before cancellation. The total remaining unrecognized compensation expense related to the original options tendered will be recognized over the remaining requisite service period of the original options.

During fiscal year 2010, we reduced our shares available for grant by 0.7 million shares, of which 0.6 million shares available for grant were cancelled in connection with the Offer and 0.1 million shares available for grant were cancelled upon the expiration of the Avanex Corporation 1998 Stock Plan in December 2009.

The following table summarizes the combined activity under all of our equity incentive plans for the three-year period ended June 30, 2012:

	Awards	Stock	Weighted-	Restricted Stock	Weighted-
	Available	Options	Average	Awards / Units	Average Grant
	For Grant	Outstanding	Exercise Price	Outstanding	Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at June 27, 2009	2,561	3,236	$21.00	431	$4.15
Granted	(1,614)	1,044	4.84	570	6.80
Granted in connection with tender offer	(354)	354	6.80	—	—
Exercised or released	—	(71)	3.98	(222)	4.05
Cancelled or forfeited	536	(600)	20.77	(76)	3.35
Cancelled in connection with tender offer	704	(777)	37.55	—	—
Reduction in available for grant	(744)	—	—	—	—

Balances at July 3, 2010	1,089	3,186	8.78	703	6.42
Granted	(1,466)	852	11.57	564	11.60
Exercised or released	—	(515)	4.64	(255)	5.78
Cancelled or forfeited	104	(173)	12.01	(213)	6.89
Increase in available for grant	4,000	—	—	—	—

Balances at July 2, 2011	3,727	3,350	9.38	799	10.15
Granted	(1,263)	498	4.11	612	4.11
Granted - performance stock	(250)	—	—	200	4.33
Exercised or released	—	(45)	2.10	(331)	9.20
Cancelled or forfeited	323	(333)	20.73	(229)	9.70

Balances at June 30, 2012	2,537	3,470	$7.84	1,051	$5.76

Supplemental disclosure information about our stock options outstanding as of June 30, 2012 was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(Thousands)		(Years)	(Thousands)
Options exercisable at June 30, 2012	2,189	$8.58	6.0	$445
Options outstanding at June 30, 2012	3,470	$7.84	6.8	$508

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing stock price of $3.04 as of June 29, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.2 million shares of common stock subject to in-the-money options which were exercisable as of June 30, 2012. We settle employee stock option exercises with newly issued shares of common stock.

2011 Employee Stock Purchase Plan

On October 26, 2011, our 2011 Employee Stock Purchase Plan (ESPP) was approved by our stockholders. Under the ESPP, we have reserved 1.7 million shares of our common stock for issuance. As of June 30, 2012, no shares have been issued under the ESPP and the full 1.7 million shares remain available for issuance. Our ESPP provides that eligible employees may contribute up to 15 percent of their eligible earnings toward the semi-annual purchase of our common stock. Participants may not purchase more than $25,000 worth of common stock in any calendar year or 15,000 shares in any offering period. The ESPP is qualified under Section 423 of the Internal Revenue Code. The ESPP became effective January 24, 2012, and our first six-month offering period (or the look-back period) began February 16, 2012 and will end on August 15, 2012.

The purchase price with respect to each offering period is equal to 85 percent of the lesser of (i) the fair market value of our common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of our common stock on the purchase date (or, if not a trading day, on the immediately preceding trading day).

During year ended June 30, 2012, we received $0.6 million from employees for the future issuance of shares under the ESPP and the weighted-average fair value per share of each purchase right was $1.92.

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

The weighted-average assumptions used in this model to value stock option grants and purchase rights under the ESPP for the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010 were as follows:

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Stock options:
Expected life	4.8 years	4.5 years	4.5 years
Risk-free interest rate	1.0%	1.3%	2.2%
Volatility	91.6%	96.8%	98.6%
Dividend yield	—	—	—
Purchase rights under ESPP:
Expected life	0.5 years	—	—
Risk-free interest rate	0.1%	—	—
Volatility	87.0%	—	—
Dividend yield	—	—	—

The amounts included in cost of revenues, operating expenses and income (loss) from discontinued operations for stock-based compensation expenses for the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010 were as follows:

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$1,585	$1,385	$1,110
Research and development	1,447	1,414	1,090
Selling, general and administrative	3,560	3,505	2,232

	$6,592	$6,304	$4,432

Stock-based compensation by type of award:
Stock options	$3,365	$3,656	$2,865
Restricted stock awards	2,898	2,803	1,646
Purchase rights under ESPP	313	—	—
Inventory adjustment to cost of revenues	16	(155)	(79)

	$6,592	$6,304	$4,432

As of June 30, 2012 and July 2, 2011, we had capitalized $0.4 million of stock-based compensation as inventory.

Included in stock-based compensation for the year ended June 30, 2012 is approximately $0.2 million in compensation cost related to the issuance of PSUs. As of June 30, 2012, we have determined that the achievement of the performance conditions associated with the PSUs is probable at 100 percent of the target level. The amount of stock-based compensation expense recognized in any one period can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.

NOTE 13. INCOME TAXES

For financial reporting purposes, our income (loss) from continuing operations before income taxes includes the following:

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
Domestic	$(26,147)	$(33,205)	$(6,211)
Foreign	(33,372)	(11,574)	18,100

	$(59,519)	$(44,779)	$11,889

The components of our income tax provision are as follows:

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
Current:
Domestic	$(13)	$36	$61
Foreign	6,671	2,279	2,175
Deferred:
Foreign	326	(669)	(1,308)

	$6,984	$1,646	$928

For the years ended June 30, 2012, July 2, 2011 and July 3, 2010, our income tax provisions of $7.0 million, $1.6 million and $0.9 million, respectively, primarily related to our foreign operations. During the year ended June 30, 2012, we recorded $4.1 million in income tax provision due to the impact of an impairment of certain net operating loss carry forwards in Switzerland, which is included in Other in the table below.

Reconciliations of our income tax provision at the statutory rate to our income tax provision are as follows:

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
Tax expense (benefit) at U.S. federal statutory rate	$(20,237)	$(15,225)	$4,043
Tax expense (benefit) at state statutory rate	(3,663)	(3,846)	189
Permanent adjustments	2,066	(1,329)	(1,466)
Foreign rate differential	9,496	2,642	(2,152)
Change in valuation allowance	16,017	10,730	240
Non-deductible goodwill impairment loss	—	8,533	—
Other	3,305	141	74

Provision for income taxes	$6,984	$1,646	$928

The primary differences between the effective tax rate and the U.S. federal statutory tax rate for fiscal years 2012, 2011 and 2010 relate to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, benefited and unbenefited foreign and domestic tax attributes and a release of valuation allowance on certain foreign deferred tax assets due to certainty around the future profitability in relation to an established transfer pricing regime.

We have not provided for U.S. federal and state income taxes on non-U.S. subsidiaries’ undistributed earnings as of June 30, 2012 because such earnings are intended to be reinvested in the operations of our international subsidiaries indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to applicable U.S. federal and state income taxes.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 30, 2012	July 2, 2011
	(Thousands)
Deferred tax assets:
Net operating loss carryforwards	$192,667	$185,910
Depreciation and capital losses	53,955	57,153
Capitalized research and development	13,135	15,119
Tax credit carryforwards	5,201	4,664
Accruals and reserves	3,645	3,648
Stock-based compensation	2,070	1,927
Other asset impairments	1,696	1,670
Foreign pension plan	2,283	741
Inventory valuation	593	408
Other	2	188

Gross deferred tax assets	275,247	271,428
Valuation allowance	(266,715)	(263,243)

Deferred tax assets	8,532	8,185

Deferred tax liabilities:
Acquired intangibles	(5,690)	(6,558)

Deferred tax liabilities	(5,690)	(6,558)

Total net deferred tax assets	$2,842	$1,627

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage our underlying businesses.

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in all prior fiscal periods, we have provided a full valuation allowance against most of our U.S. and foreign deferred tax assets with the exception of $0.6 million and $2.3 million of deferred tax assets in China and Switzerland, respectively. Our valuation allowance increased by $3.5 million from July 2, 2011 to June 30, 2012.

We have elected to derecognize both the gross deferred income tax assets and the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards. Recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable is prohibited. Such unrecognized deferred tax benefits totaled $1.1 million and $0.1 million for federal and state, respectively, as of June 30 2012, and if and when realized through a reduction in income taxes payable, will be accounted for as a credit to additional paid-in capital.

As of June 30, 2012, we had foreign net operating loss carry forwards of approximately $531.2 million and $63.8 million in the United Kingdom and Canada, respectively. The United Kingdom net operating losses do not expire and the Canada net operating loss will expire at various times from 2028 through 2031. We also have U.S. federal and California net operating losses of approximately $177.5 million and $94.7 million, respectively, which will expire in various years from 2013 through 2033 if unused. As of June 30, 2012, we had U.S. federal, California and foreign research and development credits of approximately $0.7 million, $1.3 million and $1.7 million, respectively. The U.S. federal credits will expire from 2013 through 2033. The California credits may be carried forward indefinitely and the foreign credits will expire at various times from 2027 through 2030 if unused.

Utilization of net operating loss carryforwards and credit carryforwards are subject to annual limitations due to ownership changes as provided in the Internal Revenue Code of 1986, as amended, as well as similar state and foreign tax laws. This annual limitation may result in the expiration of a significant portion of the net operating loss carryforwards and tax credits before utilization.

Our total amount of unrecognized tax benefits as of June 30, 2012 was approximately $7.2 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.3 million as of June 30, 2012. While it is often difficult to predict the final outcome of any particular uncertain tax position, we do not expect that changes to our unrecognized tax benefits will be significant in the next twelve months.

A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, net of interest and penalties, for fiscal year ended June 30, 2012, July 2, 2011 and July 3, 2010 is as follows:

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
Balance at beginning of period	$6,853	$8,397	$2,451
Additions for tax positions related to the current year	380	378	598
Additions for tax positions related to prior years	125	1,922	5,348
Reductions for tax positions related to prior years	(110)	(3,844)	—

Balance at end of period	$7,248	$6,853	$8,397

We include interest and penalties related to unrecognized tax benefits within the provision for income taxes on our consolidated statements of operations. As of June 30, 2012 and July 2, 2011, we had accrued approximately $0.4 million and $0.3 million for payment of interest and penalties related to unrecognized tax benefits, respectively.

We file U.S. federal, state and foreign tax returns and have determined that our major tax jurisdictions are the United States, the United Kingdom, Italy, France, Switzerland and China. Certain jurisdictions remain open to examination by the appropriate governmental agencies; U.S. federal, Italy, France and China tax years 2007 to 2011, various U.S. states tax years 2006 to 2011, and the United Kingdom tax years 2005 to 2011. We are currently under audit in Israel, and although we do not anticipate any material adjustments, we cannot determine the outcome of the examination.

NOTE 14. NET INCOME (LOSS) PER SHARE

The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands, except per share amounts)
Net income (loss)	$(66,503)	$(46,425)	$12,381

Weighted average shares—basic	50,396	48,444	40,322
Effect of dilutive potential common shares from:
Stock options	—	—	1,059
Restricted stock awards	—	—	535
Obligations under escrow agreement	—	—	346

Weighted average shares—diluted	50,396	48,444	42,262

Basic net income (loss) per share	$(1.32)	$(0.96)	$0.31
Diluted net income (loss) per share	$(1.32)	$(0.96)	$0.29

Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and obligations under escrow agreements during such period.

For fiscal years 2012 and 2011, there were no stock options, unvested restricted stock awards, warrants or obligations under escrow agreements factored into the computation of diluted shares outstanding since we incurred a net loss in these periods which would have resulted in their inclusion having an anti-dilutive effect.

For fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, we excluded 4.4 million, 5.1 million and 3.2 million, respectively, of outstanding stock options, warrants and restricted stock units from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.

NOTE 15. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION

Geographic Information

The following table shows revenues by geographic area for the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, based on the delivery locations of our products:

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
United States	$68,271	$80,350	$75,907
China, excluding Hong Kong	44,370	81,828	73,588
Hong Kong	41,967	47,452	36,287
Germany	47,446	46,652	34,368
Italy	23,159	46,376	35,507
Japan	59,552	45,058	20,332
Thailand	32,290	32,072	33,956
Rest of world	68,403	86,717	82,600

	$385,458	$466,505	$392,545

The following table sets forth our long-lived tangible assets and total assets by geographic region as of the dates indicated:

	Long-lived Tangible Assets		Total Assets
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(Thousands)
United States	$6,672	$8,048	$69,722	$98,248
China	23,194	33,564	84,286	80,906
United Kingdom	7,617	6,496	116,625	124,841
Switzerland	6,184	7,480	23,922	31,572
Thailand	12,357	9,598	18,699	23,242
Rest of world	3,592	4,188	15,052	16,365

	$59,616	$69,374	$328,306	$375,174

Product Groups

The following table sets forth revenues by product group for the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010:

	Year Ended
	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
Telecom components (1)	$98,066	$134,705	$147,366
Transmission modules (2)	108,965	93,292	34,433
Amplification, filtering and optical routing (3)	120,611	184,514	161,628
Industrial and consumer (4)	57,816	53,994	49,118

	$385,458	$466,505	$392,545

(1)	Includes lasers, modulators, laser pumps, receivers and integrated lasers and modulators.
(2)	Includes 10 Gb/s and 40 Gb/s transponders and transceivers.
(3)	Includes amplifiers, micro-optics, dispersion compensation management, WSS modules, subsystems, ROADM line cards and thin film filters.
(4)	Includes high power laser and VCSEL products.

Significant Customers and Concentration of Credit Risk

For the fiscal year ended June 30, 2012, Huawei Technologies Co., Ltd. (Huawei) accounted for 10 percent and Fujitsu Limited accounted for 10 percent of our revenues. For the fiscal year ended July 2, 2011, Huawei accounted for 15 percent and Alcatel-Lucent accounted for 11 percent of our revenues. For the fiscal year ended July 3, 2010, Huawei accounted for 13 percent and Alcatel-Lucent accounted for 10 percent of our revenues.

As of June 30, 2012, Huawei and Ciena Corporation each accounted for 12 percent, Tellabs, Inc. accounted for 11 percent and Alcatel-Lucent accounted for 10 percent of our accounts receivable. As of July 2, 2011, no customer accounted for 10 percent or more of our accounts receivable.

NOTE 16. SUBSEQUENT EVENTS

On March 26, 2012, we entered into an Agreement and Plan of Merger and Reorganization, by and among Opnext, Inc. (Opnext), Tahoe Acquisition Sub, Inc., a newly formed wholly-owned subsidiary of Oclaro (Merger Sub) and Oclaro, pursuant to which Oclaro acquired Opnext through a merger of Merger Sub with and into Opnext. On July 23, 2012 we consummated the acquisition following approval by the stockholders of both companies.

Pursuant to the acquisition agreement, each issued and outstanding share of Opnext common stock is convertible into the right to receive 0.42 of a share of Oclaro common stock, par value $0.01 per share (and cash in lieu of fractional shares). In addition, each Opnext stock option that was outstanding and unexercised immediately prior to the acquisition, was converted into an option to purchase Oclaro common stock (adjusted to give effect to the exchange ratio); and each Opnext stock appreciation right that was outstanding and that remained unsettled immediately prior to the acquisition was converted into either a stock appreciation right with respect to Oclaro common stock (adjusted to give effect to the exchange ratio) or a stock appreciation right subject to cash settlement and remained subject to the same terms and conditions of the Opnext equity plan and the applicable stock appreciation right agreement as in effect immediately prior to the acquisition.

We have not yet completed our initial accounting for the Opnext acquisition, and are not yet able to provide all of the disclosures required in a business combination. The identification and valuation of acquired intangible assets, the appraisal of acquired property, and other significant accounting analyses have not yet been completed. Therefore, we cannot currently determine and disclose the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed. Similarly, we cannot currently determine and disclose supplemental pro forma revenue and earnings of Opnext as though this acquisition had occurred as of the beginning of each of the periods presented.

On July 23, 2012, in connection with the Merger, our stockholders approved an amendment to our restated certificate of incorporation to increase the total number of authorized shares of Oclaro to 176 million, consisting of 175 million shares of common stock and 1 million shares of preferred stock.

On July 23, 2012, we further amended the Credit Agreement, granting us consent to acquire Opnext and permitting us to assume certain existing debt obligations of Opnext in the acquisition.

In connection with our acquisition of Mintera, in July 2012 we paid $8.6 million in cash to settle our 18 month earnout obligation to former Mintera security holders. See Note 3, Business Combinations.

NOTE 17. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following tables set forth our unaudited condensed consolidated statements of operations data for each of the eight quarterly periods ended June 30, 2012. We have prepared this unaudited information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the fiscal quarters presented. Basic and diluted net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income (loss) per share.

	Quarter Ended
	June 30, 2012	March 31, 2012	December 31, 2011	October 1, 2011
	(Thousands)
Revenues	$104,440	$88,709	$86,488	$105,821
Cost of revenues	82,991	75,021	75,613	81,788

Gross profit	21,449	13,688	10,875	24,033
Operating expenses	(25,441)	(29,618)	(44,516)	(34,222)
Other income (expense), net	271	(564)	3,291	1,235

Loss before income tax provision	(3,721)	(16,494)	(30,350)	(8,954)
Income tax provision	210	668	478	5,628

Net loss	(3,931)	(17,162)	(30,828)	(14,582)

Net loss per share:
Basic	$(0.08)	$(0.34)	$(0.61)	$(0.29)
Diluted	$(0.08)	$(0.34)	$(0.61)	$(0.29)
Shares used in computing net loss per share:
Basic	50,831	50,814	50,492	49,448
Diluted	50,831	50,814	50,492	49,448

	Quarter Ended
	July 2, 2011	April 2, 2011	January 1, 2011	October 2, 2010
	(Thousands)
Revenues	$109,178	$115,681	$120,299	$121,347
Cost of revenues	84,523	87,269	84,556	86,521

Gross profit	24,655	28,412	35,743	34,826
Operating expenses	(58,285)	(35,052)	(34,117)	(29,792)
Other income (expense), net	(2,908)	(2,519)	(1,589)	(4,153)

Income (loss) before income tax provision	(36,538)	(9,159)	37	881
Income tax provision	203	668	250	525

Net income (loss)	(36,741)	(9,827)	(213)	356

Net income (loss) per share:
Basic	$(0.75)	$(0.20)	$—	$0.01
Diluted	$(0.75)	$(0.20)	$—	$0.01
Shares used in computing net income (loss) per share:
Basic	48,811	48,587	48,262	48,115
Diluted	48,811	48,587	48,262	50,984

Financial Statement Schedule II: Valuation and Qualifying Accounts

For the Years Ended June 30, 2012, July 2, 2011 and July 3, 2010

	Allowance for Doubtful Accounts	Allowance for Sales Returns
	(Thousands)
Balance at June 27, 2009	$623	$277
Balances assumed in acquisitions	186	—
Additions charged to cost and expenses	1,500	243
Deductions and write-offs	(263)	125

Balance at July 3, 2010	2,046	645
Additions charged to cost and expenses	599	645
Deductions, write-offs and adjustments	(1,523)	(236)

Balance at July 2, 2011	1,122	1,054
Additions charged to cost and expenses	94	—
Deductions, write-offs and adjustments	101	(901)

Balance at June 30, 2012	$1,317	$153

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated March 26, 2012, among Oclaro, Inc., Tahoe Acquisition Sub, Inc. and Opnext, Inc. (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 26, 2012 and incorporated herein by reference.)

2.2	Agreement of Merger among: Oclaro, Inc., a Delaware corporation; Nikko Acquisition Corp., a Delaware corporation; Mintera Corporation, a Delaware corporation; and Shareholder Representative Services LLC, as the Stockholders’ Agent. Dated as of July 20, 2010 (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference.)

2.3	Agreement of Merger among: Oclaro, Inc., a Delaware corporation; Rio Acquisition corp., a Delaware corporation; Xtellus Inc., a Delaware corporation; and Alta Berkeley LLP, as the Stockholders’ Agent. Dated as of December 16, 2009 (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on December 22, 2009 and incorporated herein by reference.)

3.1	Amended and Restated Bylaws of Oclaro, Inc., including Amendments No. 1 and No. 2 thereto (formerly Bookham, Inc.) (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-8 dated May 5, 2009 and incorporated herein by reference.)

3.2	Amendment No. 3 to Amended and Restated By-Laws of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 28, 2011 and incorporated herein by reference.)

3.3	Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K filed on September 1, 2010 and incorporated herein by reference.)

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 27, 2012 and incorporated herein by reference.)

10.1(1)	Amended and Restated Credit Agreement, dated as of July 26, 2011, among Oclaro, Inc., Oclaro Technology Limited, Wells Fargo Capital Finance, Inc. and other lenders party thereto (previously filed as Exhibit 10.11 to Registrant’s Annual Report on Form 10-K/A filed on January 1, 2012 and incorporated herein by reference.)

10.2(1)	Amendment Number One to the Amended and Restated Credit Agreement, dated as of March 29, 2012, among Oclaro, Inc., Oclaro Technology Limited, Wells Fargo Capital Finance, Inc. and other lenders party thereto (previously filed as Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, and incorporated herein by reference.)

10.3(3)	Consent Letter dated July 23, 2012, from Wells Fargo Capital Finance, Inc. to Oclaro, Inc. and Oclaro Technology Limited.

10.4	Security Agreement (Domestic), dated as of July 26, 2011, among Oclaro, Inc., Oclaro Photonics, Inc., Oclaro Technology, Inc., Oclaro (New Jersey), Inc., Oclaro (North America), Inc., Mintera Corporation, Wells Fargo Capital Finance, Inc. and other lenders party thereto (previously filed as Exhibit 10.13 to Registrants Annual Report on Form 10-K/A filed on January 1, 2012 and incorporated herein by reference.)

10.5	Security Agreement (Foreign), dated as of July 26, 2011, among Oclaro, Inc., Oclaro Technology Ltd., Bookham International, Ltd., Bookham Nominees Ltd., Oclaro (Canada), Inc., Oclaro Innovations LLP, Wells Fargo Capital Finance, Inc. and other lenders party thereto (previously filed as Exhibit 10.13 to Registrants Annual Report on Form 10-K/A filed on January 1, 2012 and incorporated herein by reference.)

10.6	Lease dated December 23, 1999 by and between Silicon Valley Properties, LLC and Oclaro Photonics, Inc., with respect to 2560 Junction Avenue, San Jose, California (previously filed as Exhibit 10.32 to Registrant’s Amendment No. 1 to Transition Report on Form 10-K for the for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference.)

10.7	Second Amendment to Lease dated November 30, 2010 by and between 702/703 Investors LLC and Oclaro, Inc., with respect to 2560 Junction Avenue, San Jose, California (previously filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K filed on September 9, 2011 and incorporated herein by reference.)

10.8	Pre-emption Agreement dated as of March 10, 2006, by and among Oclaro Technology Ltd, Coleridge (No. 24) Limited and Oclaro, Inc. (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, and incorporated herein by reference.)

10.9	Lease dated as of March 10, 2006, by and among Oclaro Technology Ltd, Coleridge (No. 24) Limited and Oclaro, Inc. (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, and incorporated herein by reference.)

10.10(1)	Manufacturing and Purchase Agreement, dated November 9, 2011, between Oclaro, Inc. and Fabrinet. (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on February 8, 2012 and incorporated herein by reference.)

10.11(1)	Manufacturing and Purchase Agreement, dated March 19, 2012, between Oclaro Technology, Ltd and Venture Corporation Ltd. (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2012 and incorporated herein by reference.)

10.12	Equipment and Inventory Purchase Agreement, dated March 19, 2012, between Oclaro Technology Ltd, Oclaro Technology (Shenzhen) Co., Ltd, Venture Electronics (Shenzhen) Co., Ltd, and Venture Electronics Services (M) Sdn Bhd. (previously filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2012 and incorporated herein by reference.)

10.13(3)	Framework Agreement Regarding Transfer and Leaseback of Industrial Plants, dated May 15, 2012, between Oclaro Technology (Shenzhen) Co., Ltd., a subsidiary of Oclaro, Inc. and Shenzhen Fangdao Technology Co., Ltd.

10.14(2)	2004 Sharesave Scheme (previously filed as Exhibit 10.20 to Registrant’s Transition Report on Form 10-K for the transition period from January 1, 2004 to July 3, 2004, and incorporated herein by reference.)

10.15(2)	U.K. Subplan to the 2004 Stock Incentive Plan (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2005, and incorporated herein by reference.)

10.16(2)	Form of Incentive Stock Option, Form of Non-Statutory Stock Option, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Award Agreement (previously filed as Exhibit 10.25 to Registrant’s Annual Report on Form 10-K filed on September 9, 2011 and incorporated herein by reference.)

10.17(2)	2011 Employee Stock Purchase Plan (previously filed as Appendix A to our Proxy Statement for our 2011 Annual Meeting of Stockholders, filed with the SEC on September 9, 2011 and incorporated herein by reference.)

10.18(2)	Oclaro, Inc. Amended and Restated 2004 Stock Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on October 28, 2010, and incorporated herein by reference.)

10.19(2)	Contract of Employment between Oclaro Technology Ltd and Jim Haynes (previously filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the year ended July 2, 2005, and incorporated herein by reference.)

10.20(2)	Amended and Restated Employment Agreement, dated August 4, 2010, between Oclaro, Inc. and Alain Couder (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 10, 2010 and incorporated herein by reference.)

10.21(2)	Second Amended and Restated Employment Agreement, dated July 26, 2012, between Oclaro, Inc. and Alain Couder (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 1, 2012 and incorporated herein by reference.)

10.22(2)	Form of Executive Severance and Retention Agreement, between Oclaro, Inc. and its executive officers (previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2008 and incorporated herein by reference.)

10.23(2)	Form of Executive Severance and Retention Agreement, between Oclaro, Inc. and its executive officers (previously filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K filed on September 9, 2011 and incorporated herein by reference.)

10.24(2)	Form of Executive Severance and Retention Agreement, between Oclaro, Inc. and its executive officers. (previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2011 and incorporated herein by reference.)

10.25 (2)	First Amendment to the Executive Severance and Retention Agreement, dated as of December 14, 2010, by and between Oclaro, Inc., a Delaware corporation, and Catherine Hunt Rundle (also known as Kate Rundle) (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on February 10, 2011 and incorporated herein by reference.)

10.26(2)	First Amendment to the Executive Severance and Retention Agreement, dated as of December 14, 2010, by and between Oclaro, Inc., a Delaware corporation, and Jerry Turin (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on February 10, 2011 and incorporated herein by reference.)

10.27(2)	Form of Indemnification Agreement, between Oclaro, Inc. and directors and executive officers (previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 29, 2007 and incorporated herein by reference.)

10.28(2)	Form of Indemnification Agreement between Avanex Corporation and each of its directors and officers (previously filed as Exhibit 10.1 of Avanex Corporation’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999 and incorporated herein by reference.)

10.29(2)	Pine Photonics Communications, Inc. 2000 Stock Plan (previously filed as Exhibit 10.1 to Opnext, Inc.’s Registration Statement 333-138262 on Form S-1 filed on October 27, 2006 and incorporated herein by reference.)

10.30(2)	Opnext, Inc. 2001 Long-Term Stock Incentive Plan (previously filed as Exhibit 10.3 to Opnext, Inc.’s Registration Statement 333-138262 on Form S-1 filed on October 27, 2006 and incorporated herein by reference.)

10.31(2)	Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement (previously filed as Exhibit 10.4 to Opnext, Inc.’s Registration Statement 333-138262 on Amendment Number 1 to Form S-1 filed on December 13, 2006 and incorporated herein by reference.)

10.32(2)	Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives (previously filed as Exhibit 10.4A to Opnext, Inc.’s Registration Statement 333-138262 on Amendment Number 1 to Form S-1 filed on December 13, 2006 and incorporated herein by reference.)

10.33(2)	Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement (previously filed as Exhibit 10.4C to Opnext, Inc.’s Registration Statement 333-138262 on Amendment Number 1 to Form S-1 filed on December 13, 2006 and incorporated herein by reference.)

10.34(2)	Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of January 6, 2009 (previously filed as Exhibit 10.29 to Opnext, Inc.’s Annual Report on Form 10-K/A filed on July 29, 2009 and incorporated herein by reference.)

10.35(2)	First amendment to Opnext, Inc. Second Amended and Restated 2001 Long-Term Stock Incentive Plan dated as of December 22, 2010 (previously filed as Exhibit 10.1 to Opnext, Inc.’s Current Report on Form 8-K filed on January 26, 2011 and incorporated herein by reference.)

10.36(2)	Form of nonqualified stock option agreement between Opnext, Inc. and Harry L. Bosco (previously filed as Exhibit 10.2 to Opnext, Inc.’s Current Report on Form 8-K filed on January 28, 2011 and incorporated herein by reference.)

10.37(2)	Form of restricted stock unit agreement between Opnext, Inc. and Harry L. Bosco (previously filed as Exhibit 10.3 to Opnext, Inc.’s Current Report on Form 8-K filed on January 28, 2011 and incorporated herein by reference.)

10.38(2)	Employment agreement between Opnext, Inc. and Harry L. Bosco (previously filed as Exhibit 10.1 to Opnext, Inc.’s Current Report on Form 8-K filed on January 28, 2011 and incorporated herein by reference.)

10.39(2)	Avanex 1998 Stock Plan, as amended and restated (previously filed as Exhibit 10.2 of Avanex Corporation’s Annual Report on Form 10-K (File No. 000-29175) filed on September 5, 2008 and incorporated herein by reference.)

10.40(2)	Avanex 1999 Director Option Plan, as amended (previously filed as Exhibit 10.5 of Avanex Corporation’s Annual Report on Form 10-K (File No. 000-29175) filed on September 5, 2008 and incorporated herein by reference.)

10.41(2)	Form of stock option agreement between Avanex and certain of its directors (previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended June 27, 2009 and incorporated herein by reference.)

10.42 (2)	Variable Pay Plan (previously filed as Exhibit 5.02 to Registrant’s Current report on Form 8-K filed on August 2, 2010 and incorporated herein by reference.)

10.43(2)	Variable Pay Program (previously filed as Appendix B to our Proxy Statement for our 2011 Annual Meeting of Stockholders, filed with the SEC on September 9, 2011 and incorporated herein by reference.)

21.1(3)	List of Oclaro, Inc. subsidiaries

23.1(3)	Consent of Independent Registered Public Accounting Firm

31.1(3)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2(3)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1(3)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2(3)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS (4)	XBRL Instance Document

101.SCH (4)	XBRL Taxonomy Extension Schema Document

101.CAL(4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB(4)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(4)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.
(2)	Management contract or compensatory plan or arrangement.
(3)	Filed herewith.
(4)	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.