Form 10-Q
period 2012-09-29
OCLARO, INC.
filed 2012-11-08
CIK 1110647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

90,850,551 shares of common stock outstanding as of November 2, 2012

OCLARO, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OCLARO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 29, 2012	June 30, 2012
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$73,683	$61,760
Restricted cash	20,533	614
Short-term investments	134	—
Accounts receivable, net, including $6,330 due from related parties at September 29, 2012	112,230	74,666
Inventories	154,978	78,444
Prepaid expenses and other current assets	23,414	12,582

Total current assets	384,972	228,066

Property and equipment, net	121,957	59,616
Intangible assets, net	41,817	16,645
Goodwill	10,904	10,904
Other non-current assets	13,229	13,075

Total assets	$572,879	$328,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $4,309 due to related parties at September 29, 2012	$132,987	$60,098
Accrued expenses and other liabilities	65,371	49,944
Capital lease obligations, current	13,365	—
Note payable	18,919	—
Credit line payable	37,000	25,500

Total current liabilities	267,642	135,542

Deferred gain on sale-leasebacks	12,635	12,722
Capital lease obligations, non-current	15,807	—
Other non-current liabilities	25,320	12,391

Total liabilities	321,404	160,655

Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 175,000 shares authorized and 90,850 shares issued and outstanding at September 29, 2012; 90,000 shares authorized and 51,511 shares issued and outstanding at June 30, 2012	909	515
Additional paid-in capital	1,422,027	1,330,172
Accumulated other comprehensive income	30,520	29,538
Accumulated deficit	(1,201,981)	(1,192,574)

Total stockholders’ equity	251,475	167,651

Total liabilities and stockholders’ equity	$572,879	$328,306

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 29, 2012	October 1, 2011
	(Thousands, except per share amounts)
Revenues, including $2,982 from related parties for the three months ended September 29, 2012	$148,813	$105,821
Cost of revenues	130,976	81,788

Gross profit	17,837	24,033

Operating expenses:
Research and development	25,765	17,667
Selling, general and administrative	24,566	17,534
Amortization of intangible assets	2,026	726
Restructuring, acquisition and related costs	12,636	(1,765)
Flood-related expense	264	—
(Gain) loss on sale of property and equipment	(18)	60

Total operating expenses	65,239	34,222

Operating loss	(47,402)	(10,189)
Other income (expense):
Interest income (expense), net	(478)	(157)
Gain on foreign currency translation	196	1,392
Gain on bargain purchase	39,460	—

Total other income (expense)	39,178	1,235

Loss before income taxes	(8,224)	(8,954)
Income tax provision	1,183	5,628

Net loss	$(9,407)	$(14,582)

Net loss per share:
Basic	$(0.12)	$(0.29)
Diluted	$(0.12)	$(0.29)
Shares used in computing net loss per share:
Basic	80,219	49,448
Diluted	80,219	49,448

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended
	September 29, 2012	October 1, 2011
	(Thousands)
Net loss	$(9,407)	$(14,582)
Other comprehensive income:
Unrealized loss on hedging transactions	(7)	(79)
Unrealized gain (loss) on marketable securities	20	(8)
Currency translation adjustments	876	(4,194)
Pension adjustment, net of tax benefits	93	—

Total comprehensive loss	$(8,425)	$(18,863)

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 29, 2012	October 1, 2011
	(Thousands)
Cash flows from operating activities:
Net loss	$(9,407)	$(14,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred gain on sale-leasebacks	(331)	(228)
Depreciation and amortization	10,851	5,842
Impairment of other intangibles	864	—
Adjustment in fair value of earnout obligation	—	(3,789)
Gain on bargain purchase	(39,460)	—
Stock-based compensation expense	1,600	1,583
Other adjustments	(18)	60
Changes in operating assets and liabilities:
Accounts receivable, net	29,687	(435)
Inventories	(6,990)	(262)
Prepaid expenses and other current assets	(4,537)	294
Other non-current assets	78	(337)
Accounts payable	3,179	(13,833)
Accrued expenses and other liabilities	(2,860)	2,178

Net cash used in operating activities	(17,344)	(23,509)

Cash flows from investing activities:
Purchases of property and equipment	(5,973)	(6,220)
Transfer from (to) restricted cash	93	(78)
Cash acquired from business combinations	36,123	—

Net cash provided by (used in) investing activities	30,243	(6,298)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	738	61
Proceeds from borrowings under credit line	11,500	19,500
Payments on capital lease obligations	(2,316)	—
Repayments on note payable	(386)	—
Cash paid under earnout obligations	(8,628)	—

Net cash provided by financing activities	908	19,561

Effect of exchange rate on cash and cash equivalents	(1,884)	(1,486)
Net increase (decrease) in cash and cash equivalents	11,923	(11,732)
Cash and cash equivalents at beginning of period	61,760	62,783

Cash and cash equivalents at end of period	$73,683	$51,051

Supplemental disclosures of non-cash transactions:
Issuance of common stock, stock options and stock appreciation rights related to the acquisition of Opnext	$89,842	$—
Capital lease obligations incurred for purchases of property and equipment	(1,228)	—
Issuance of common stock to settle Xtellus escrow liability	—	7,000

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PREPARATION

Basis of Presentation

Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Quarterly Report on Form 10-Q as “Oclaro,” “we,” “us” or “our.”

On July 23, 2012, we completed a merger by and among Opnext, Inc. (Opnext), Tahoe Acquisition Sub, Inc., a newly formed wholly-owned subsidiary of Oclaro (Merger Sub), and Oclaro, pursuant to which we acquired Opnext through a merger of Merger Sub with and into Opnext. The acquisition is more fully discussed in Note 5, Business Combinations.

The accompanying unaudited condensed consolidated financial statements of Oclaro as of September 29, 2012 and for the three months ended September 29, 2012 and October 1, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (SEC) Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three months ended September 29, 2012 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 29, 2013. The condensed consolidated balance sheet as of September 29, 2012 includes the assets and liabilities assumed in the Opnext acquisition. The condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended September 29, 2012 include the results of operations of the combined entities from July 23, 2012, the date of the acquisition.

The condensed consolidated balance sheet as of June 30, 2012 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2012 (2012 Form 10-K). The condensed consolidated balance sheet as of June 30, 2012 and the statements of operations, comprehensive loss and cash flows for the three months ended October 1, 2011 do not reflect any assets or liabilities assumed in the acquisition or any results of operations from Opnext.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These judgments can be subjective and complex, and consequently, actual results could differ materially from those estimates and assumptions. Descriptions of some of the key estimates and assumptions are included in our 2012 Form 10-K.

Fiscal Years

We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ending June 29, 2013 will be a 52 week year, with the quarter ended September 29, 2012 being a 13 week quarterly period. Our fiscal year ended June 30, 2012 was a 52 week year, with the quarter ended October 1, 2011 being a 13 week quarterly period.

Reclassifications

For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications did not affect our consolidated net loss, cash flows, cash and cash equivalents or stockholders’ equity as previously reported.

NOTE 2. RECENT ACCOUNTING STANDARDS

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, to establish an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The two-step analysis establishes an optional qualitative assessment to precede the quantitative assessment, if necessary. In the qualitative assessment, the entity must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether an indefinite-lived intangible asset other than goodwill has a carrying amount that more likely than not exceeds its fair value. We intend to adopt ASU 2012-02 in our second quarter of fiscal year 2013. The adoption of this update is not expected to have a material effect on our condensed consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires us to disclose gross information and net information about instruments and transactions eligible for offset in the statement of financial position. ASU No. 2011-11 will be effective for our fiscal year beginning on June 30, 2013. The adoption of this update will require a change in the format of our current presentation.

NOTE 3. BALANCE SHEET DETAILS

The following table provides details regarding our cash and cash equivalents at the dates indicated:

	September 29, 2012	June 30, 2012
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$71,682	$59,759
Money market funds	2,001	2,001

	$73,683	$61,760

The following table provides details regarding our inventories at the dates indicated:

	September 29, 2012	June 30, 2012
	(Thousands)
Inventories:
Raw materials	$54,397	$26,392
Work-in-process	51,790	35,415
Finished goods	48,791	16,637

	$154,978	$78,444

The following table provides details regarding our property and equipment, net at the dates indicated:

	September 29, 2012	June 30, 2012
	(Thousands)
Property and equipment, net:
Buildings and improvements	$13,851	$9,465
Plant and machinery	202,794	138,924
Fixtures, fittings and equipment	2,068	1,854
Computer equipment	17,027	13,722

	235,740	163,965
Less: Accumulated depreciation	(113,783)	(104,349)

	$121,957	$59,616

Property and equipment includes assets under capital leases of $29.2 million at September 29, 2012, which were assumed in connection with the Opnext acquisition. Amortization associated with assets under capital leases is recorded in depreciation expense.

The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	September 29, 2012	June 30, 2012
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$10,438	$14,518
Compensation and benefits related accruals	17,236	9,701
Earnout liabilities for Mintera acquisition	—	8,628
Warranty accrual	7,270	2,599
Other accruals	30,427	14,498

	$65,371	$49,944

The following table summarizes the activity related to our accrued restructuring charges for the three months ended September 29, 2012:

	Lease Cancellations, Commitments and Other Charges	Termination Payments to Employees and Related Costs	Total Accrued Restructuring Charges
	(Thousands)
Balance at June 30, 2012	$—	$2,306	$2,306
Charged to restructuring costs	1,230	8,587	9,817
Paid or written-off	(1,230)	(7,060)	(8,290)

Balance at September 29, 2012	$—	$3,833	$3,833

Current portion	—	2,018	2,018
Non-current portion	—	1,815	1,815

In connection with the acquisition of Opnext, we initiated a restructuring plan to integrate the businesses. In connection with the integration, we recorded $8.3 million in restructuring charges during the first quarter of fiscal year 2013, which included $7.0 million related to workforce reductions, $0.9 million related to the impairment of certain technology that is now considered redundant following the acquisition and $0.4 million related to the write-off of net book value inventory that supported this technology.

During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of our Shenzhen, China manufacturing operations to Venture. We expect this transition to occur in a phased and gradual transfer of products over three years. In connection with this transition, we recorded restructuring charges of $1.6 million during the first quarter of fiscal year 2013 for employee separation charges. During the first quarter of fiscal year 2013, we made scheduled payments of $1.1 million to settle a portion of these restructuring liabilities.

The current portion of the accrued restructuring charges is included in the caption accrued expenses and other liabilities and the non-current portion is included in the caption other non-current liabilities in the condensed consolidated balance sheet.

The following table presents the components of accumulated other comprehensive income at the dates indicated:

	September 29, 2012	June 30, 2012
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$37,432	$36,556
Unrealized gain on currency instruments designated as cash flow hedges	—	7
Unrealized loss on marketable securities	(171)	(191)
Adjustment for Swiss defined benefit plan	(6,741)	(6,834)

	$30,520	$29,538

NOTE 4. FAIR VALUE

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

Our cash equivalents and marketable securities are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most marketable securities and money market securities. Such instruments are generally classified within Level 1 of the fair value hierarchy.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at September 29, 2012:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents:
Money market funds	$2,001	$—	$—	$2,001
Short-term investments:
Marketable securities	134	—	—	134

Total assets measured at fair value	$2,135	$—	$—	$2,135

As of September 29, 2012 and June 30, 2012, we had no assets or liabilities classified within Level 3 of the fair value hierarchy.

NOTE 5. BUSINESS COMBINATIONS

Acquisition of Opnext

On March 26, 2012, we entered into an Agreement and Plan of Merger and Reorganization, by and among Opnext, Tahoe Acquisition Sub, Inc., a newly formed wholly-owned subsidiary of Oclaro (Merger Sub) and Oclaro, pursuant to which we acquired Opnext through a merger of Merger Sub with and into Opnext. On July 23, 2012 we consummated the acquisition following approval by the stockholders of both companies.

As a result of the acquisition, we converted each issued and outstanding share of Opnext common stock into the right to receive 0.42 of a share of our common stock, par value $0.01 per share (and cash in lieu of fractional shares). In addition, each Opnext stock option that was outstanding and unexercised immediately prior to the acquisition, was converted into an option to purchase our common stock (adjusted to give effect to the exchange ratio); and each Opnext stock appreciation right that was outstanding and that remained unsettled immediately prior to the acquisition was converted into either a stock appreciation right with respect to our common stock (adjusted to give effect to the exchange ratio) or a stock appreciation right subject to cash settlement and remained subject to the same terms and conditions of the Opnext equity plan and the applicable stock appreciation right agreement as in effect immediately prior to the acquisition.

In connection with the acquisition: (i) 91,467,739 shares of Opnext common stock were converted into the right to receive 38,416,355 shares of our common stock; (ii) outstanding options to purchase 10,119,340 shares of Opnext common stock were converted into options to purchase 4,250,011 shares of our common stock; and (iii) stock appreciation rights (SARs) with respect to 412,123 shares of Opnext common stock were converted into SARs with respect to 172,970 shares of our common stock.

Immediately following the effective time of the merger, Oclaro stockholders immediately prior to the merger owned approximately 57.3 percent and Opnext’s stockholders owned approximately 42.7 percent of the combined company. The combination is intended to qualify as a tax-free reorganization for federal income tax purposes. We accounted for this acquisition under the purchase method of accounting. The estimated fair value of assets acquired and liabilities assumed and the results of operations of Opnext from the closing date of the acquisition, July 23, 2012, are included in our condensed consolidated financial statements at September 29, 2012 and for the three-months then ended.

For accounting purposes, the fair value of the consideration paid to Opnext stockholders in the acquisition was $89.8 million; which includes the issuance of $88.7 million in common stock, based on a price of $2.31 per share of our common stock, which was the closing market price of our common stock on the day the acquisition was consummated; and $1.1 million for the assumption of vested stock options and SARs to purchase our common stock.

Total Consideration
(Thousands)
Common shares issued to Opnext stockholders	$88,742
Estimated fair value of vested stock options assumed	1,095
Estimated fair value of vested stock appreciation rights assumed	5

Total consideration	$89,842

The total consideration given to former stockholders of Opnext has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their estimated fair values as of the date of the acquisition. Because of the timing of the close of the acquisition on July 23, 2012, we have recorded the tangible and intangible assets acquired and liabilities assumed based upon their preliminary fair values as of July 23, 2012. The fair values were based upon management estimates, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). We expect to continue to obtain information to assist us in determining the fair values of the assets acquired and liabilities assumed at the acquisition date during our second and third quarter of fiscal 2013.

Our preliminary purchase price allocation is as follows:

Preliminary Purchase
Price Allocation
(Thousands)
Cash and cash equivalents	$36,123
Restricted cash	20,000
Accounts receivable	55,572
Inventories	68,011
Prepaid expenses and other current assets	14,432
Property and equipment	62,702
Intangible assets	28,000
Other non-current assets	212
Accounts payable	(68,503)
Accrued expenses and other current liabilities	(27,081)
Note payable	(19,133)
Capital lease obligations	(29,990)
Deferred tax liabilities	(2,131)
Other non-current liabilities	(8,912)

Preliminary estimate of the fair value of assets acquired and liabilities assumed	129,302
Gain on bargain purchase	(39,460)

Total purchase price	$89,842

The preliminary fair value of raw materials inventories were based on historical cost on a first-in first-out basis, reduced to reflect amounts related to inventory we believe will prove to be unsalable. Products may be unsalable because they are technically obsolete due to substitute products, specification changes or excess inventory relative to customer forecasts. Work in process, finished goods and spare parts were preliminarily valued using the comparative sales method, which estimates the expected sales price of the subject inventory, reduced for all costs expected to be incurred in its completion (for work in process), disposition and a profit on those efforts. Work in process, finished goods and spare parts were also reduced to reflect amounts related to inventory we believe will prove to be unsalable.

The preliminary fair value of property and equipment was determined using management estimates based on currently available information and a high-level review of similar historical transactions completed by Oclaro during the previous three fiscal years.

The preliminary fair value of intangible assets was based on internal assessments using the “income approach,” which requires an estimate or forecast of all the expected future cash flows through the application of the multi-period excess earnings method, relief-from-royalty method or other acceptable methods. We have initially identified the following significant intangible assets: $13.7 million of developed technology with an estimated weighted average useful life of 6 years, $1.8 million of contract backlog with an estimated weighted average useful life of 1 year, $7.3 million of customer relationships with an estimated weighted average useful life of 6 years, $4.8 million of trademarks and other with an estimated weighted average useful life of 4 years, and $0.4 million of in-process research and development. These preliminary estimates of fair value and weighted-average useful life will likely be different from our final purchase price allocation, and the difference could have a material impact on the accompanying condensed consolidated financial statements.

Any excess of the fair value of assets acquired and liabilities assumed over the aggregate consideration given for such acquisition results in a gain on bargain purchase. In the first quarter of fiscal year 2013, we recorded a gain on bargain purchase of $39.5 million in connection with the acquisition of Opnext. Our preliminary estimate of gain on bargain purchase is subject to change during the measurement period as we finalize our purchase price allocation based on finalization of the fair value estimates of assets acquired and liabilities assumed.

The bargain purchase gain of $39.5 million results from the difference between the fair value of consideration given and our preliminary estimate of the fair value of assets acquired and liabilities assumed. The consideration given for Opnext consisted of a fixed number of Oclaro shares for each Opnext Share (0.42 for one), which was agreed upon on March 26, 2012. On that date, the closing price of Oclaro’s common stock was $4.66. At the consummation of the merger on July 23, 2012, the closing price of Oclaro’s common stock was $2.31. This share price, multiplied by the fixed number of Opnext shares outstanding at the merger, and including the fair value of vested stock awards assumed by Oclaro, resulted in the fair value of consideration given being $89.8 million, less than the preliminary estimate of the fair market value of the net assets acquired and liabilities assumed of $129.3 million.

We also recorded $2.6 million in acquisition-related costs during the first quarter of fiscal year 2013, which are included in restructuring, acquisition and related costs in the condensed consolidated statement of operations. The acquisition-related costs include legal fees, banker fees, consultation fees, travel expenses and other miscellaneous direct and incremental administrative expenses associated with the acquisition.

The following unaudited pro forma consolidated results of operations have been prepared as if the merger with Opnext had occurred as of July 3, 2011, the first day of our fiscal year 2012:

	Three Months Ended
	September 29, 2012	October 1, 2011
	(Thousands, except per share amounts)
Revenues	$160,106	$191,480
Loss from continuing operations	$(57,955)	$(21,958)
Net loss	$(52,810)	$(25,752)
Net loss per share—Basic	$(0.59)	$(0.29)
Net loss per share—Diluted	$(0.59)	$(0.29)

Shares used in computing net loss per share—Basic	89,507	87,864
Shares used in computing net loss per share—Diluted	89,507	87,864

We made certain adjustments to the combined results of operations in arriving at these unaudited pro forma financial results; namely we eliminated revenues and cost of revenues related to product sales between the companies; eliminated depreciation of property and equipment based on historical acquisition cost and reflected depreciation based on the preliminary estimated fair values and useful lives of property and equipment acquired; reversed amortization of intangible assets based on the historical amortization related to Opnext’s existing intangible assets and reflected amortization of identified intangible assets based on the preliminary estimated fair values and useful lives of identified intangible assets recorded as a result of the acquisition; and eliminated acquisition-related transaction costs and our preliminary estimate of the bargain purchase gain, which were directly attributable to the merger but which are not expected to have a continuing impact on the combined entity’s results. This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Acquisition of Mintera

In July 2010, we acquired Mintera Corporation (Mintera). This acquisition is more fully discussed in Note 3, Business Combinations, to our consolidated financial statements included in our 2012 Form 10-K. Under the terms of this acquisition, we agreed to pay certain revenue-based consideration, whereby former security holders of Mintera were entitled to receive earnouts up to $20.0 million, determined based on revenue from Mintera products following the acquisition. In the first quarter of fiscal year 2013, we settled remaining earnout obligations of $8.6 million in cash. As of September 29, 2012, we had no remaining earnout obligations to the former security holders of Mintera.

NOTE 6. INTANGIBLE ASSETS

In connection with our acquisition of Opnext on July 23, 2012, we recorded $28.0 million in intangible assets as our preliminary estimate of the fair value of acquired intangible assets. The intangible assets acquired from Opnext consist of $13.7 million of developed technology with an estimated weighted average useful life of 6 years, $1.8 million of contract backlog with an estimated weighted average useful life of 1 year, $7.3 million of customer relationships with an estimated weighted average useful life of 6 years, $4.8 million of trademarks and other with an estimated weighted average useful life of 4 years, and $0.4 million of in-process research and development. These preliminary estimates of fair value and weighted-average useful lives will likely be different from our final purchase price allocation.

The following table summarizes the activity related to our intangible assets for the three months ended September 29, 2012:

	Core and	Development
	Current	and Supply	Customer	Patent	Other
	Technology	Agreements	Relationships	Portfolio	Intangibles	Amortization	Total
	(Thousands)
Balance at June 30, 2012	$10,925	$6,520	$3,200	$2,910	$1,100	$(8,010)	$16,645
Additions	13,700	—	7,300	—	7,000	—	28,000
Amortization	—	—	—	—	—	(2,026)	(2,026)
Impairment	(864)	—	—	—	—	—	(864)
Translations and adjustments	17	45	—	—	—	—	62

Balance at September 29, 2012	$23,778	$6,565	$10,500	$2,910	$8,100	$(10,036)	$41,817

During the first quarter of fiscal year 2013, we determined that a portion of the technology we acquired in connection with our acquisition of Mintera in July 2010 is now considered redundant, following the acquisition of Opnext and its product lines. We recorded $0.9 million for the impairment loss related to these intangibles in restructuring, acquisition and related costs in our condensed consolidated statements of operations for the three months ended September 29, 2012.

NOTE 7. CREDIT LINE AND NOTE PAYABLES

Wells Fargo Credit Line

On July 26, 2011, Oclaro Technology Ltd., as “Borrower,” and Oclaro, Inc., as “Parent,” entered into an amendment and restatement to our existing senior secured credit facility (the Credit Agreement) with Wells Fargo Capital Finance, Inc. (Wells Fargo) and other lenders, increasing the facility size from $25 million to $45 million and extending the term thereof to August 1, 2014. On July 23, 2012, we further amended the Credit Agreement, entering into Amendment No. 2 to the Credit Agreement, under which Wells Fargo consented to the acquisition and agreed that we may assume certain existing debt obligations of Opnext in the acquisition. This Credit Agreement is more fully discussed in Note 7, Credit Agreement, to our consolidated financial statements included in our 2012 Form 10-K.

On November 2, 2012, the Borrower and the Parent entered into an amendment and restatement to the Credit Agreement with Wells Fargo and the other lenders regarding the senior secured revolving credit facility, increasing the facility size from $45 million to $50 million and extending the term thereof to November 2, 2017. See Note 17, Subsequent Event, for a further discussion of the November 2, 2012 amendment and restatement.

At September 29, 2012, there was $37.0 million outstanding under the Credit Agreement at an average interest rate of 2.9 percent per annum. At June 30, 2012, there was $25.5 million outstanding under the Credit Agreement at an average interest rate of 4.75 percent per annum. At September 29, 2012 and June 30, 2012, there were $0.1 million in outstanding standby letters of credit secured under the Credit Agreement. These letters of credit expire at various intervals through April 2014.

Sumitomo Note

In connection with the acquisition of Opnext, we assumed a 1.47 billion Japanese yen note payable to The Sumitomo Trust Bank (Sumitomo). The note is due monthly unless renewed by Sumitomo. As of September 29, 2012, the outstanding loan balance was $18.9 million, based on the exchange rate on September 29, 2012. Interest is paid monthly at the Tokyo Interbank Offered Rate plus a premium, which for our first quarter of fiscal year 2013 was 1.7 percent per annum.

As of September 29, 2012, we have $20.0 million in restricted cash in our condensed consolidated balance sheet securing our note payable to Sumitomo.

NOTE 8. POST-RETIREMENT BENEFITS

Switzerland Defined Benefit Plan

We have a pension plan covering employees of our Swiss subsidiary (the Swiss Plan). Net periodic pension costs associated with our Swiss Plan for the three months ended September 29, 2012 and October 1, 2011 included the following:

	Three Months Ended
	September 29, 2012	October 1, 2011
	(Thousands)
Service cost	$809	$628
Interest cost	183	215
Expected return on plan assets	(306)	(281)
Net amortization	93	—

Net periodic pension costs	$779	$562

Beginning in the first quarter of fiscal year 2013, we amortized $0.1 million from accumulated other comprehensive income into net periodic pension cost. We intend to amortize the remaining $5.0 million over the remaining average service period of 14 years.

During the three months ended September 29, 2012 and October 1, 2011, we contributed $0.6 million and $0.3 million, respectively, to our Swiss Plan. We currently anticipate contributing an additional $1.8 million to this pension plan during the remainder of fiscal year 2013.

Japan Defined Contribution and Benefit Plan

In connection with our acquisition of Opnext, we assumed a defined contribution plan and a defined benefit plan that provides retirement benefits to our employees in Japan.

Under the defined contribution plan, contributions are provided based on grade level and totaled $0.3 million for the period from July 23, 2012, the acquisition date, to September 29, 2012, the end of our first quarter of fiscal year 2013. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.

Under the defined benefit plan in Japan (the Japan Plan), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of September 29, 2012, there were no plan assets. Net periodic pension costs for the Japan Plan for the three months ended September 29, 2012 included the following:

Three Months Ended
September 29, 2012
(Thousands)
Service cost	$294
Interest cost	37
Net amortization	22

Net periodic pension costs	$353

In connection with the Japan Plan, we have $0.3 million in accrued expenses and other liabilities and $8.6 million in other non-current liabilities in our condensed consolidated balance sheet as of September 29, 2012, to account for the projected benefit obligations.

We made benefit payments of less than $0.1 million under the Japan plan during the quarter ended September 29, 2012.

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

The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended
	September 29, 2012	October 1, 2011
	(Thousands)
Warranty provision—beginning of period	$2,599	$2,175
Warranties assumed in acquisitions	4,867	—
Warranties issued	691	677
Warranties utilized or expired	(972)	(490)
Currency translation adjustment	85	(50)

Warranty provision—end of period	$7,270	$2,312

Capital Leases

In connection with our acquisition of Opnext, we assumed certain capital leases with Hitachi Capital Corporation for certain equipment. The following table shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation:

Capital Leases
Fiscal Year Ending:	(Thousands)
2013 (remaining)	$5,972
2014	7,950
2015	7,563
2016	6,198
2017	3,207
Thereafter	407

Total minimum lease payments	31,297
Less amount representing interest	(2,125)

Present value of capitalized payments	29,172
Less: current portion	(13,365)

Long-term portion	$15,807

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

On July 6, 2012, plaintiff Wright voluntarily dismissed his complaint. On July 31, 2012, the remaining plaintiffs executed a memorandum of understanding settling these matters, subject to court approval. A hearing on plaintiffs’ motion for preliminary court approval of the settlement is scheduled for November 2012 in Alameda County Superior Court.

On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (Pension Fund) as lead plaintiff for the putative class. On April 26, 2012, the Pension Fund filed a second amended complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that we and certain of our officers and directors issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. On September 21, 2012, the Court granted defendants’ motion to dismiss the second amended complaint with leave to amend. On October 4, 2012, plaintiffs moved for leave to file a motion for reconsideration of the Court’s order. That motion is scheduled to be heard on November 9, 2012. Discovery has not commenced, and no trial has been scheduled in this action. We intend to defend this litigation vigorously. We are unable at this time to estimate the effects of these lawsuits on our financial position, results of operations or cash flows.

On June 10, 2011, a purported shareholder, Stanley Moskal, filed a purported derivative action in the Superior Court for the State of California, County of Santa Clara, against us, as nominal defendant, and certain of our current and former officers and directors, as defendants. The case is styled Moskal v. Couder, No. 1:11 CV 202880 (Santa Clara County Super. Ct. filed June 10, 2011). Four other purported shareholders, Matteo Guindani, Jermaine Coney, Jefferson Braman and Toby Aguilar, separately filed substantially similar lawsuits in the United States District Court for the Northern District of California on June 27, June 28, July 7 and July 26, 2011, respectively. By Order dated September 14, 2011, the Guindani, Coney, and Braman actions were consolidated under In re Oclaro, Inc. Derivative Litigation, Lead Case No. 11 Civ. 3176 EMC. On October 5, 2011, the Aguilar action was voluntarily dismissed. Each remaining purported derivative complaint alleges that Oclaro has been, or will be, damaged by the actions alleged in the Westley complaint, and the litigation of the Westley action, and any damages or settlement paid in the Westley action. Each purported derivative complaint alleges counts for breaches of fiduciary duty, waste, and unjust enrichment. Each purported derivative complaint seeks damages and costs of an unspecified amount, as well as injunctive relief. By Order dated March 6, 2012, the parties in the Moskal action agreed that defendants shall not be required to respond to the original complaint, that plaintiff would serve an amended complaint no later than 30 days after the Court in the Westley action (a) denies in any part defendants’ motion to dismiss the Westley action, or (b) dismisses the Westley action with prejudice, and the stay of discovery would remain in effect until further order of the Court or agreement by the parties. By Order dated June 4, 2012, the parties in the Moskal action agreed that the stay of discovery shall remain in effect until further ordered by the Court, or agreement of the parties. By Order dated November 29, 2011, the parties to In re Oclaro, Inc. Derivative Litigation agreed to stay all proceedings, including motion practice and discovery, until such time as (a) the defendants file an answer to any complaint in the Westley action; or (b) the Westley action is dismissed in its entirety with prejudice. Discovery has not commenced, and no trial has been scheduled in any of these actions. We are unable at this time to estimate the effects of these lawsuits on our financial position, results of operations or cash flows.

On March 27, 2008, Furukawa Electric Co. (Furukawa) filed a complaint against Opnext Japan, Inc., Opnext’s wholly owned subsidiary (Opnext Japan), in the Tokyo District Court, alleging that certain laser diode modules sold by Opnext Japan infringe Furukawa’s Japanese Patent No. 2,898,643 (the “Furukawa Patent”). The complaint sought an injunction as well as 300.0 million Japanese yen in royalty damages. On February 24, 2010, the Tokyo District Court entered judgment in favor of Opnext Japan, which judgment was appealed by Furukawa to the Intellectual Property High Court on March 9, 2010. On September 5, 2011, the Intellectual Property High Court ruled in favor of Opnext Japan, holding Furukawa’s patent to be invalid. On September 20, 2011, Furukawa appealed the judgment of the Intellectual Property High Court to the Supreme Court of Japan, and on February 17, 2012, the Supreme Court of Japan rejected such appeal. The matter is no longer subject to further appeal and is now final.

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

On September 2, 2011, Tyco Electronics Subsea Communications, LLC (Tyco) filed a complaint against Opnext, Inc. in the Supreme Court of the State of New York, alleging that Opnext, Inc. failed to meet certain obligations owed to Tyco pursuant to a non-recurring engineering development agreement entered into between Opnext, Inc. and Tyco. The complaint sought contract damages in an amount not less than $1 million, punitive damages, costs and attorneys’ fees and such other relief as such court deemed just and proper. Opnext, Inc. filed a motion to dismiss this complaint on October 14, 2011. By decision and order dated August 13, 2012, the Court dismissed Tyco’s complaint in its entirety. Tyco has filed a notice of appeal from the decision and order but has not yet perfected the appeal. We are unable at this time to estimate the effects of any possible appeal of this lawsuit on our financial position, results of operations or cash flows.

NOTE 10. STOCKHOLDERS’ EQUITY

On July 23, 2012, in connection with the Opnext acquisition, our stockholders approved an amendment to our restated certificate of incorporation to increase the total number of authorized shares of Oclaro to 176 million, consisting of 175 million shares of common stock and 1 million shares of preferred stock.

In the first quarter of fiscal year 2013, we issued 38,416,355 shares of our common stock for all of the outstanding shares of Opnext common stock. We also issued 4,250,011 stock options and 172,970 SARs in exchange for Opnext stock options and SARs. The fair value of the stock options and SARs was determined to be approximately $1.9 million as of July 23, 2012.

During the first quarter of fiscal year 2013, we issued 0.3 million shares of common stock under our 2011 Employee Stock Purchase Plan (ESPP) for total proceeds of $0.7 million. The ESPP is more fully discussed in Note 11, Employee Stock Plans.

NOTE 11. EMPLOYEE STOCK PLANS

Stock Incentive Plans

We currently maintain the Amended and Restated 2004 Stock Incentive Plan (Plan). Under the Plan, there are a total of 7.8 million shares of common stock authorized for issuance, with full value awards being counted as 1.25 shares of common stock for purposes of the share limit. The Plan expires in October 2020.

In connection with our acquisition of Opnext, we assumed Opnext’s Amended and Restated 2001 Long-Term Stock Incentive Plan (Opnext Plan) and the shares reserved for issuance thereunder. After giving effect to the exchange ratio, the unused and converted share reserve thereunder consisted of 6,306,977 shares of common stock as of the acquisition date. Subject to compliance with applicable NASDAQ listing requirements, we may grant new stock awards under the assumed Opnext Plan using such share reserve (including any shares returned to such share reserve as a result of the forfeiture or expiration of the stock awards assumed and converted by us) to our employees who are former Opnext employees and to new employees hired after the date of the acquisition.

As of September 29, 2012, there were 7.6 million shares of our common stock available for grant under both plans.

We generally grant stock options that vest over a four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors. In addition, we also have approximately 0.2 million SARs outstanding as of September 29, 2012, which we assumed in connection with our acquisition of Opnext. The SARs have an average remaining life of 3.0 years.

In July 2011, our board of directors approved the grant of performance stock units (PSUs) to certain executive officers. As of September 29, 2012, there were 175,000 PSUs outstanding with an aggregate estimated grant date fair value of $0.8 million. These PSUs vest upon the achievement of certain revenue growth targets through June 30, 2013, relative to certain comparable companies. Vesting is also contingent upon service conditions being met through August 2015. If the performance conditions are not achieved, then the corresponding PSUs will be forfeited in the first quarter of fiscal year 2014.

The following table summarizes the combined activity under all of our equity incentive plans for the three months ended September 29, 2012:

	Shares Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at June 30, 2012	2,537	3,470	$7.84	1,051	$5.76
Assumed in acquisition	6,307	4,423	10.95	55	2.31
Granted	(1,791)	418	2.59	1,378	2.59
Exercised or released	—	(3)	1.28	(186)	7.40
Cancelled or forfeited	546	(468)	5.93	(96)	7.11

Balances at September 29, 2012	7,599	7,840	9.43	2,202	4.19

Supplemental disclosure information about our stock options outstanding as of September 29, 2012 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable at September 29, 2012	5,694	$10.90	5.2	$385
Options and SARs outstanding at September 29, 2012	7,840	9.43	6.0	451

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $2.69 on September 28, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.2 million shares of common stock subject to in-the-money options which were exercisable as of September 29, 2012. We settle employee stock option exercises with newly issued shares of common stock.

2011 Employee Stock Purchase Plan (ESPP)

On October 26, 2011, our ESPP was approved by our stockholders. Under the ESPP, we reserved 1.7 million shares of our common stock for issuance. Our ESPP provides that eligible employees may contribute up to 15 percent of their eligible earnings toward the semi-annual purchase of our common stock. Participants may not purchase more than $25,000 worth of common stock in any calendar year or 15,000 shares in any offering period. The ESPP is qualified under Section 423 of the Internal Revenue Code. The purchase price with respect to each offering period is equal to 85 percent of the lesser of (i) the fair market value of our common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of our common stock on the purchase date (or, if not a trading day, on the immediately preceding trading day).

During the three months ended September 29, 2012, we issued approximately 0.3 million shares with an average purchase price of $2.20 in connection with our first offering period which ended on August 15, 2012. Our second six-month offering period (or the look-back period) commenced on August 16, 2012 and will end on February 15, 2013. At September 29, 2012, we have 1.4 million shares available for future issuance under our ESPP.

During the three months ended September 29, 2012, we received $0.4 million from employees for the future issuance of shares under the ESPP and the weighted-average fair value per share of each purchase right was $0.91.

NOTE 12. STOCK-BASED COMPENSATION

We recognize compensation expense in our statement of operations related to all share-based awards, including grants of stock options, based on the grant date fair value of such share-based awards. Estimating the grant date fair value of such share-based awards requires us to make judgments in the determination of inputs into the Black-Scholes stock option pricing model which we use to arrive at an estimate of the grant date fair value for such awards. The assumptions used in this model to value stock option grants for the three months ended September 29, 2012 and October 1, 2011 were as follows:

	Three Months Ended
	September 29, 2012	October 1, 2011
Stock options:
Expected life	5.1 years	4.8 years
Risk-free interest rate	0.7%	1.0%
Volatility	82.9%	92.8%
Dividend yield	—	—
Purchase rights under ESPP:
Expected life	0.5 years	—
Risk-free interest rate	0.1%	—
Volatility	67.0%	—
Dividend yield	—	—

The amounts included in cost of revenues and operating expenses for stock-based compensation for the three months ended September 29, 2012 and October 1, 2011 were as follows:

	Three Months Ended
	September 29, 2012	October 1, 2011
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$338	$309
Research and development	376	367
Selling, general and administrative	886	907

	$1,600	$1,583

Stock-based compensation by type of award:
Stock options	$832	$884
Restricted stock awards	580	788
Purchase rights under ESPP	258	—
Inventory adjustment to cost of revenues	(70)	(89)

	$1,600	$1,583

As of September 29, 2012 and June 30, 2012, we had capitalized approximately $0.4 million of stock-based compensation as inventory.

Included in stock-based compensation for the three months ended September 29, 2012, is approximately $24,000 in compensation cost related to the issuance of PSUs. As of September 29, 2012, we have determined that the achievement of the performance conditions associated with the PSUs is probable at the 100 percent target level. The amount of stock-based compensation expense recognized in any one period can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.

NOTE 13. INCOME TAXES

The income tax provision of $1.2 million and $5.6 million for the three months ended September 29, 2012 and October 1, 2011, respectively, related primarily to our foreign operations. During the three months ended October 1, 2011, we recorded $4.4 million in income tax provision due to the impact of an impairment of certain net operating loss carryforwards in Switzerland.

The total amount of our unrecognized tax benefits as of September 29, 2012 and June 30, 2012 were approximately $9.9 million and $7.2 million, respectively. For the three months ended September 29, 2012 and October 1, 2011, we had $4.8 million and $1.8 million, respectively in unrecognized tax benefits that, if recognized, would affect our effective tax rate. We are currently under tax audit in Israel, and although we do not anticipate any material adjustments, we cannot determine the outcome of the examination.

NOTE 14. NET LOSS PER SHARE

Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and obligations under escrow agreements during such period. For the three months ended September 29, 2012 and October 1, 2011, we excluded 7.8 million and 4.6 million of outstanding stock options, stock appreciation rights and unvested restricted stock awards, respectively, from the calculation of diluted net income per share because their effect would have been anti-dilutive.

NOTE 15.	GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION INFORMATION

Geographic Information

The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended
	September 29, 2012	October 1, 2011
	(Thousands)
United States	$26,573	$16,902
China, excluding Hong Kong	14,001	12,263
Hong Kong	27,340	10,942
Germany	14,368	12,554
Italy	7,834	9,551
Japan	15,746	13,885
Thailand	7,573	10,015
Malaysia	10,888	1,229
Rest of world	24,490	18,480

	$148,813	$105,821

Product Groups

The following table sets forth revenues by product group:

	Three Months Ended
	September 29, 2012	October 1, 2011
	(Thousands)
40 Gb/s and 100 Gb/s transmission modules (1)	$29,462	$13,482
10 Gb/s and lower transmission modules (1)	38,772	10,522
Transmission components (2)	27,272	24,649
Amplification, filtering and optical switching (3)	34,803	39,658
Industrial and consumer (4)	18,504	17,510

	$148,813	$105,821

(1)	Includes 10 Gb/s, 40 Gb/s and 100 Gb/s transponders and transceivers.
(2)	Includes lasers, modulators, laser pumps, receivers and integrated lasers and modulators.
(3)	Includes amplifiers, micro-optics, dispersion compensation management, WSS modules, subsystems, ROADM line cards and thin film filters.
(4)	Includes high power laser, visible laser and VCSEL.

Significant Customers and Concentration of Credit Risk

For the three months ended September 29, 2012, Cisco Systems, Inc. (Cisco) accounted for 13 percent and Huawei Technologies Co., Ltd. (Huawei) accounted for 11 percent of our revenues. For the three months ended October 1, 2011, Huawei accounted for 13 percent, Cisco accounted for 11 percent, Fujitsu Limited accounted for 11 percent and Alcatel-Lucent accounted for 10 percent of our revenues.

As of September 29, 2012, Alcatel-Lucent accounted for 14 percent and Huawei accounted for 13 percent of our accounts receivable. As of June 30, 2012, Huawei and Ciena Corporation each accounted for 12 percent, Tellabs, Inc. accounted for 11 percent and Alcatel-Lucent accounted for 10 percent of our accounts receivable.

NOTE 16. RELATED PARTY TRANSACTIONS

As a result of our acquisition of Opnext on July 23, 2012, Hitachi, Ltd. (Hitachi) holds approximately 13 percent of our outstanding common stock as of September 29, 2012 based on Hitachi’s most recent Schedule 13G filed with the Securities and Exchange Commission on July 27, 2012.

We continue to enter into transactions with Hitachi in the normal course of business. Sales to Hitachi were $3.0 million for the three months ended September 29, 2012. Purchases from Hitachi were $6.4 million for the three months ended September 29, 2012. At September 29, 2012 we had $6.3 million accounts receivable due from Hitachi and $4.3 million accounts payable due to Hitachi. We also have certain capital equipment leases with Hitachi Capital Corporation as described in Note 9, Commitments and Contingencies.

We are now party to the following material agreements with Hitachi:

• Intellectual Property License Agreements

We are party to two intellectual property license agreements pursuant to which Hitachi licenses certain intellectual property rights to us on the terms and subject to the conditions stated therein on a fully paid, nonexclusive basis and we license certain intellectual property rights to Hitachi on a fully paid, nonexclusive basis. Hitachi has also agreed to sublicense certain intellectual property to us to the extent that Hitachi has the right to make available such rights to us in accordance with the terms and subject to the conditions stated therein.

We are also party to an intellectual property license agreement with Hitachi Communication Technologies, Ltd., a wholly owned subsidiary of Hitachi, whereby Hitachi Communication Technologies, Ltd. licenses certain intellectual property rights to us on a fully paid, nonexclusive basis, and we license certain intellectual property rights to Hitachi Communication Technologies, Ltd. on a fully paid, nonexclusive basis.

•	Research and Development Agreement

We are party to a Research and Development Agreement pursuant to which Hitachi provides certain research and development support to us in accordance with the terms and conditions of the agreement. Intellectual property resulting from certain research and development projects is owned by us and licensed to Hitachi on a fully paid, nonexclusive basis. Intellectual property resulting from certain other research and development projects is owned by Hitachi and licensed to us on a fully paid, nonexclusive basis. Certain other intellectual property is jointly owned.

NOTE 17. SUBSEQUENT EVENT

On August 2, 2006, Oclaro, Inc., as the “Company” or the “Parent”, along with Oclaro Technology Limited, Oclaro Photonics, Inc. and Oclaro Technology, Inc., each a wholly-owned subsidiary of the Company, entered into a credit agreement, or the “Original Credit Agreement”, with Wells Fargo Capital Finance, Inc. and certain other lenders, which Original Credit Agreement has previously been amended from time to time. On July 26, 2011, Oclaro Technology Limited, as “Borrower”, and the Parent entered into an amendment and restatement to the Original Credit Agreement, or the “Restated Credit Agreement”, with Wells Fargo Capital Finance, Inc. and the other lenders, which Restated Credit Agreement has previously been amended or modified from time to time. See Note 7, Credit Line and Note Payables.

On November 2, 2012, the Borrower and the Parent entered into an amendment and restatement to the Restated Credit Agreement, or the “Credit Agreement”, with Wells Fargo Capital Finance, Inc. and the other lenders regarding the senior secured revolving credit facility, increasing the facility size from $45 million to $50 million and extending the term thereof to November 2, 2017. Under the Credit Agreement, advances are available based on up to 85 percent of “eligible accounts receivable,” as defined in the Credit Agreement.

The Borrower has the option to increase the size of the revolving credit facility to up to $100 million by adding lenders willing to provide such increase.

The obligations of the Borrower under the Credit Agreement are guaranteed by the Parent and all significant subsidiaries of the Parent and the Borrower (collectively, the “Guarantors”), and are secured, pursuant to two security agreements by substantially all of the assets of the Borrower and the Guarantors, including a pledge of the capital stock holdings of the Borrower and certain Guarantors in their direct subsidiaries.

Borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate plus 2.50 percentage points or the bank’s prime rate plus 1.25 percentage points. Commencing March 31, 2013, the interest rate margins may decrease or increase by 0.25 percentage points based on the average quarterly availability under the revolving credit facility. In the absence of an event of default, any amounts outstanding under the Credit Agreement may be repaid and re-borrowed at any time until maturity, which is November 2, 2017.

The obligations of the Borrower under the Credit Agreement may be accelerated upon the occurrence of an event of default under the Credit Agreement, which includes customary events of default, including payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, a cross-default related to indebtedness in an aggregate amount of $2.0 million or more, bankruptcy and insolvency related defaults, defaults relating to such matters as the Employee Retirement Income Security Act and certain judgments in excess of $2.0 million and a change of control default. The Credit Agreement contains negative covenants applicable to the Parent, the Borrower and their subsidiaries, including a financial covenant that, on a consolidated basis, requires the Parent to maintain a minimum fixed charge coverage ratio of no less than 1.10 to 1.00, if the Parent and its subsidiaries have not maintained qualified cash of at least $15 million and adjusted excess availability, as such terms are defined in the Credit Agreement. The Credit Agreement also contains restrictions on liens, certain investments, indebtedness, fundamental changes to the Borrower’s business, certain dispositions of property, making certain restricted payments (including restrictions on dividends and stock repurchases), entering into new lines of business and transactions with affiliates.

In connection with the Credit Agreement, the Company paid an arrangement fee of $150,000, a closing fee of $275,000 and agreed to pay a monthly servicing fee of $4,000 and an unused line fee equal to 0.375 percentage points per annum, payable monthly on the unused amount of revolving credit commitments. To the extent there are letters of credit outstanding under the Credit Agreement, the Borrower is obligated to pay the administrative agent a letter of credit fee at a rate equal to 3.3 percentage points per annum. Commencing March 31, 2013, the letter of credit fee may decrease or increase by 0.25 percentage points based on the average quarterly availability under the revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) the future performance of Oclaro and its ability to effectively integrate the operations of acquired companies following the closing of acquisitions and mergers, including its merger with Opnext (ii) the potential inability to realize the expected benefits and synergies of acquisitions and mergers, (iii) the impact to our operations and financial condition attributable to the flooding in Thailand, (iv) the impact of continued uncertainty in world financial markets and any resulting reduction in demand for our products, (v) our ability to maintain our gross margin, (vi) the effects of fluctuating product mix on our results, (vii) our ability to timely develop and commercialize new products, (viii) our ability to respond to evolving technologies and customer requirements, (ix) our dependence on a limited number of customers for a significant percentage of our revenues, (x) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do, (xi) our ability to effectively and efficiently transition to an outsourced back-end assembly and test model, (xii) increased costs related to downsizing and compliance with regulatory compliance in connection with such downsizing, (xiii) competition and pricing pressure, (xiv)the potential lack of availability of credit or opportunity for equity based financing, (xv) the risks associated with our international operations, (xvi)the outcome of tax audits or similar proceedings, (xvii) the outcome of pending litigation against the company, (xviii) our ability to maintain or increase our cash reserves and obtain financing on terms acceptable to us, and (xix) other factors described in Oclaro’s most recent annual report on Form 10-K and other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.

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

RECENT DEVELOPMENTS

On July 23, 2012, we consummated the acquisition of Opnext. Pursuant to the terms of the acquisition, each outstanding share of common stock of Opnext was converted into the right to receive 0.42 of a share of common stock of Oclaro. We issued 38.4 million shares of our common stock for all of the outstanding shares of Opnext common stock on July 23, 2012. Stock options, stock appreciation rights and restricted stock awards of Opnext were also assumed by us pursuant to the terms of the acquisition. Immediately following the effective time of the merger, the Oclaro stockholders immediately before the merger owned approximately 57.3 percent of the combined company, and the former Opnext stockholders owned approximately 42.7 percent of the combined company. In connection with the acquisition, we recorded a gain on bargain purchase of $39.5 million, which is included in other income in our condensed consolidated statement of operations. The acquisition is more fully discussed in Note 5, Business Combinations, to our accompanying condensed consolidated financial statements.

RESULTS OF OPERATIONS

The following tables set forth our condensed consolidated results of operations for the three month periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	September 29, 2012		October 1, 2011		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$148,813	100.0	$105,821	100.0	$42,992	40.6
Cost of revenues	130,976	88.0	81,788	77.3	49,188	60.1

Gross profit	17,837	12.0	24,033	22.7	(6,196)	(25.8)

Operating expenses:
Research and development	25,765	17.3	17,667	16.7	8,098	45.8
Selling, general and administrative	24,566	16.5	17,534	16.6	7,032	40.1
Amortization of intangible assets	2,026	1.3	726	0.7	1,300	179.1
Restructuring, acquisition and related costs	12,636	8.5	(1,765)	(1.7)	14,401	n/m (1)
Flood-related expense	264	0.2	—	—	264	n/m (1)
(Gain) loss on sale of property and equipment	(18)	—	60	—	(78)	n/m (1)

Total operating expenses	65,239	43.8	34,222	32.3	31,017	90.6

Operating loss	(47,402)	(31.8)	(10,189)	(9.6)	(37,213)	365.2
Other income (expense):
Interest income (expense), net	(478)	(0.3)	(157)	(0.1)	(321)	204.5
Gain on foreign currency translation	196	0.1	1,392	1.3	(1,196)	(85.9)
Gain on bargain purchase	39,460	26.5	—	—	39,460	n/m (1)

Total other income (expense)	39,178	26.3	1,235	1.2	37,943	3,072.3

Loss before income taxes	(8,224)	(5.5)	(8,954)	(8.4)	730	(8.2)
Income tax provision	1,183	0.8	5,628	5.4	(4,445)	(79.0)

Net loss	$(9,407)	(6.3)	$(14,582)	(13.8)	$5,175	(35.5)

(1)	Not meaningful.

Revenues

Revenues for the three months ended September 29, 2012 increased by $43.0 million, or 41 percent, compared to the three months ended October 1, 2011. The increase was primarily due to the inclusion of revenues in fiscal year 2013 generated through the acquisition of Opnext on July 23, 2012.

For the three months ended September 29, 2012, Cisco Systems, Inc. (Cisco) accounted for $19.6 million, or 13 percent, of our revenues and Huawei Technologies Co., Ltd. (Huawei) accounted for $16.8 million, or 11 percent, of our revenues. For the three months ended October 1, 2011, Huawei accounted for $13.3 million, or 13 percent, of our revenues; Cisco accounted for $11.6 million, or 11 percent, of our revenues; Fujitsu Limited accounted for $11.4 million, or 11 percent, of our revenues; and Alcatel-Lucent accounted for $10.5 million, or 10 percent of our revenues.

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

Our cost of revenues for the three months ended September 29, 2012 increased by $49.2 million, or 60 percent, from the three months ended October 1, 2011. The increase was primarily related to higher costs associated with the inclusion of cost of revenues in fiscal year 2013 generated through the acquisition of Opnext on July 23, 2012.

Gross Profit

Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues. Our gross margin rate decreased to 12 percent for the three months ended September 29, 2012, compared to 23 percent for the three months ended October 1, 2011. The decrease in gross margin rate was primarily due to the impact of higher fixed costs allocated over lower-than-expected revenues, including lower output in our wafer fabs, resulting in less absorption of overhead into inventory, additional charges for excess and obsolete inventories associated with lower demand forecasts for certain products and adverse reserves and variances related to our high-powered laser products.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.

Research and development expenses increased to $25.8 million for the three months ended September 29, 2012 from $17.7 million for the three months ended October 1, 2011. The increase was primarily related to the inclusion of research and development expenses in fiscal year 2013 to fund research and development associated with products acquired through the acquisition of Opnext on July 23, 2012, partially offset by a reduction in research and development expenses of $2.4 million related to our cost reduction efforts in response to softening market conditions and lower post-flood revenues. Personnel-related costs increased to $14.5 million for the three months ended September 29, 2012, compared with $10.5 million for the three months ended October 1, 2011, primarily as a result of an increase in personnel numbers following our acquisition of Opnext. Other costs, including the costs of design tools and facilities-related costs increased to $11.3 million for the three months ended September 29, 2012, compared with $7.2 million for the three months ended October 1, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.

Selling, general and administrative expenses increased to $24.6 million for the three months ended September 29, 2012, from $17.5 million for the three months ended October 1, 2011. The increase was primarily related to the inclusion of selling, general and administrative expenses in fiscal year 2013 attributable to the operations of Opnext, partially offset by a reduction in selling, general and administrative expenses of $1.1 million related to our cost reduction efforts in response to softening market conditions and lower post-flood revenues. Personnel-related costs increased to $13.9 million for the three months ended September 29, 2012, compared with $10.0 million for the three months ended October 1, 2011, primarily as a result of an increase in personnel numbers following our acquisition of Opnext. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, increased to $10.7 million for the three months ended September 29, 2012, compared with $7.5 million for the three months ended October 1, 2011.

Restructuring, Acquisition and Related Costs

In connection with the acquisition of Opnext, during the three months ended September 29, 2012, we recorded $2.6 million in legal and professional fees and initiated a restructuring plan to integrate the businesses. In connection with the restructuring plan, we recorded $7.0 million related to workforce reductions, $0.9 million related to the impairment of certain technology that is now considered redundant following the acquisition and $0.4 million related to the write-off of net book value inventory that supported this technology during the first quarter of fiscal year 2013, which costs are included in restructuring, acquisition and related costs in the condensed consolidated statement of operations.

During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of our Shenzhen, China manufacturing operations to Venture. We expect this transition to occur in a phased and gradual transfer of products over three years. In connection with this transition, we recorded restructuring charges of $1.6 million during the first quarter of fiscal year 2013 for employee separation charges.

During the three months ended October 1, 2011, we reviewed the fair value of certain remaining earnout obligations arising from the acquisition of Mintera Corporation (Mintera) and determined that their fair value decreased by $3.8 million based on revised estimates of revenues from Mintera products. This $3.8 million decrease in fair value was recorded as a decrease in restructuring, acquisition and related expenses in the first quarter of fiscal year 2012. During the three months ended October 1, 2011, we also accrued $0.6 million in employee separation costs related to previously announced restructuring plans and incurred $1.1 million of expenses in external consulting charges associated with optimization of past acquisitions.

Other Income (Expense)

Other income (expense) increased to $39.2 million in income for the three months ended September 29, 2012 from $1.2 million in income for the three months ended October 1, 2011. This increase was primarily due to recording a $39.5 million gain on bargain purchase in connection with our acquisition of Opnext in the first quarter of fiscal year 2013.

Income Tax Provision

For the three months ended September 29, 2012 and October 1, 2011, our income tax provisions of $1.2 million and $5.6 million, respectively, primarily related to our foreign operations. During the three months ended October 1, 2011, $4.4 million of the total expense was due to the impact of the impairment of certain net operating loss carryforwards in Switzerland.

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

We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended June 30, 2012 (2012 Form 10-K) related to revenue recognition and sales returns, inventory valuation, business combinations, insurance recoveries, impairment of goodwill and other intangible assets, accounting for stock-based compensation and income taxes. It is important that the discussion of our operating results be read in conjunction with the critical accounting policies discussed in our 2012 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

Net cash used by operating activities for the three months ended September 29, 2012 was $17.3 million, primarily resulting from a net loss of $9.4 million adjusted for non-cash adjustments of $26.5 million, partially offset by $18.6 million increase in cash due to changes in operating assets and liabilities. The $18.6 million increase in cash due to changes in operating assets and liabilities was comprised of a $29.7 million decrease in accounts receivable, a $7.0 million increase in inventories, a $4.5 million increase in prepaid expenses and other current assets, a $3.2 million increase in accounts payable, a $2.9 million decrease in accrued expenses and other liabilities, and a $0.1 million decrease in other non-current assets. The $26.5 million decrease in cash resulting from non-cash adjustments primarily consisted of $39.5 million bargain purchase gain related to the acquisition of Opnext and $0.3 million from the amortization of deferred gain from sales-leaseback transactions, partially offset by $10.9 million in depreciation and amortization, $1.6 million of expense related to stock-based compensation and $0.9 million related to the impairment of certain intangibles.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended September 29, 2012 was $30.2 million, primarily consisting of $36.1 million cash acquired in the acquisition of Opnext, partially offset by $6.0 million used in capital expenditures.

Net cash used in investing activities for the three months ended October 1, 2011 was $6.3 million, primarily consisting of $6.2 million used in capital expenditures and a $0.1 million increase in restricted cash related to contractual commitments.

Cash Flows from Financing Activities

Net cash provided by financing activities for the three months ended September 29, 2012 was $0.9 million, primarily consisting of $11.5 million in borrowings under our revolving credit facility and $0.7 million received from the issuance of common stock through stock option exercises and our employee stock purchase plan, partially offset by $8.6 million in payments in connection with the remaining earnout obligations related to our acquisition of Mintera, $2.3 million in payments on capital lease obligations and $0.4 million repayments on a note payable.

Net cash provided by financing activities for the three months ended October 1, 2011 was $19.6 million, primarily consisting of $19.5 million in borrowings under our revolving credit facility and $0.1 million in proceeds from the issuance of common stock through stock option exercises.

Credit Line and Note

As of September 29, 2012, we had a $45.0 million senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders (the Credit Agreement) with an expiration date of August 1, 2014. See Note 7, Credit Line and Note Payables, for additional information regarding this credit facility. On November 2, 2012, we entered into an amendment and restatement to the Credit Agreement with Wells Fargo Capital Finance, Inc. and other lenders, increasing the facility size from $45 million to $50 million and extending the term thereof to November 2, 2017. See Note 17, Subsequent Event, for a further discussion of the November 2, 2012 amendment and restatement.

As of September 29, 2012 and June 30, 2012, there was $37.0 million and $25.5 million, respectively, outstanding under the Credit Agreement and we were in compliance with all covenants. At September 29, 2012 and June 30, 2012, there were $0.1 million, respectively, in outstanding standby letters of credit secured under the Credit Agreement. These letters of credit expire at various intervals through April 2014.

In connection with the acquisition of Opnext, we assumed a 1.47 billion Japanese yen note payable to The Sumitomo Trust Bank (Sumitomo). The note is due monthly unless renewed by Sumitomo. As of September 29, 2012, the outstanding loan balance was $18.9 million, based on the exchange rate on September 29, 2012. Interest is paid monthly at the Tokyo Interbank Offered Rate plus a premium, which for our first quarter of fiscal year 2013 was 1.7 percent per annum. As of September 29, 2012, we have $20.0 million in restricted cash in our condensed consolidated balance sheet related to our note payable to Sumitomo.

Future Cash Requirements

As of September 29, 2012, we held $73.7 million in cash and cash equivalents and $20.5 million in restricted cash. We anticipate that cash flows from execution consistent with our current operating plan, together with (i) our current cash balances, (ii) amounts expected to be available under our Credit Agreement as amended and restated on November 2, 2012, which are based on a percentage of eligible accounts receivable (as defined in the Credit Agreement), (iii) amounts anticipated to be received pursuant to our Equipment and Inventory Purchase Agreement with Venture Corporation Ltd, (iv) amounts we expect to receive from insurance carriers for flood-related claims which we have already submitted, and (v) additional amounts that we expect to be available under our Credit Agreement at such time as we add another bank as a co-lender under the Credit Agreement or from the sale of certain assets, will provide us with sufficient financial resources in order to operate as a going concern through at least fiscal year 2013. See Note 17, Subsequent Event, for a further discussion of the November 2, 2012 amendment and restatement.

We are also exploring other sources of additional liquidity in the event that any of the sources of liquidity described in the preceding paragraph are, for any reason, not available in a timely manner or in the event that we need additional liquidity beyond our current expectations, such as to fund future growth or strengthen our balance sheet. These additional sources of liquidity could include any one, or a combination, of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all. In addition to the insurance coverage advance payments we have already received, we also expect to receive substantial additional insurance proceeds, although neither the amounts nor the timing of such payments can be reasonably estimated at this time.

From time to time, we have engaged in discussions with third parties concerning potential acquisitions or dispositions of product lines, technologies and businesses, such as our acquisition of Opnext, our merger with Avanex, our acquisitions of Xtellus and Mintera, our exchange of assets agreement with Newport and our sale of a legacy product line. We continue to consider potential additional opportunities. Any such transactions could result in us issuing a significant number of new equity or debt securities (including promissory notes), the incurrence or assumption of debt, and the utilization of our cash and cash equivalents. We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity securities and/or borrowings. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

We finance our operations through a mixture of issuances of equity securities, finance leases, working capital and by drawing on our Credit Agreement. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed under our Credit Agreement, note with Sumitomo and through our capital leases. At September 29, 2012 there was $37.0 million outstanding under our Credit Agreement at an average interest rate of 2.9 percent per annum, $18.9 million outstanding under our yen-denominated loan with Sumitomo at an average interest rate of 1.7 percent per annum, and $29.2 million under capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense by $0.9 million.

We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts. We believe our current interest rate risk is immaterial.

FOREIGN CURRENCY

As our business is multinational in scope, and we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. In the future we expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling and the Swiss franc. In addition, with the acquisition of Opnext, we have an increasing portion of our expenses denominated in Japanese yen. Fluctuations in the exchange rate between the U.S. dollar, the U.K. pound sterling, the Swiss franc and the Japanese yen and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese yuan, the Korean won, the Israeli shekel and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen and Shanghai, China; Daejeon, South Korea; Jerusalem, Israel and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.

As of September 29, 2012, our U.K. subsidiary had $49.3 million, net, in U.S. dollar denominated operating intercompany payables, $51.4 million in U.S. dollar denominated accounts receivable and payable, net, related to sales to external customers and purchases from suppliers, and $30.3 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $3.2 million (U.S. dollar strengthening), or loss of $3.2 million (U.S. dollar weakening) on the translation of these receivables and other cash balances, which would be recorded as gain (loss) on foreign exchange in our consolidated statement of operations. As of September 29, 2012, our Japan subsidiary had $49.3 million, net, in U.S. dollar denominated operating intercompany payables and $24.2 million in U.S. dollar denominated cash and restricted cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $2.5 million (U.S. dollar weakening), or loss of $2.5 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign exchange in our consolidated statement of operations.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 29, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the three months ended September 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 6, 2012, plaintiff Wright voluntarily dismissed his complaint. On July 31, 2012, the remaining plaintiffs executed a memorandum of understanding settling these matters, subject to court approval. A hearing on plaintiffs’ motion for preliminary court approval of the settlement is scheduled for November 2012 in Alameda County Superior Court.

On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (Pension Fund) as lead plaintiff for the putative class. On April 26, 2012, the Pension Fund filed a second amended complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that we and certain of our officers and directors issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. On September 21, 2012, the Court granted defendants’ motion to dismiss the second amended complaint with leave to amend. On October 4, 2012, plaintiffs moved for leave to file a motion for reconsideration of the Court’s order. That motion is scheduled to be heard on November 9, 2012. Discovery has not commenced, and no trial has been scheduled in this action. We intend to defend this litigation vigorously. We are unable at this time to estimate the effects of these lawsuits on our financial position, results of operations or cash flows.

On June 10, 2011, a purported shareholder, Stanley Moskal, filed a purported derivative action in the Superior Court for the State of California, County of Santa Clara, against us, as nominal defendant, and certain of our current and former officers and directors, as defendants. The case is styled Moskal v. Couder, No. 1:11 CV 202880 (Santa Clara County Super. Ct. filed June 10, 2011). Four other purported shareholders, Matteo Guindani, Jermaine Coney, Jefferson Braman and Toby Aguilar, separately filed substantially similar lawsuits in the United States District Court for the Northern District of California on June 27, June 28, July 7 and July 26, 2011, respectively. By Order dated September 14, 2011, the Guindani, Coney, and Braman actions were consolidated under In re Oclaro, Inc. Derivative Litigation, Lead Case No. 11 Civ. 3176 EMC. On October 5, 2011, the Aguilar action was voluntarily dismissed. Each remaining purported derivative complaint alleges that Oclaro has been, or will be, damaged by the actions alleged in the Westley complaint, and the litigation of the Westley action, and any damages or settlement paid in the Westley action. Each purported derivative complaint alleges counts for breaches of fiduciary duty, waste, and unjust enrichment. Each purported derivative complaint seeks damages and costs of an unspecified amount, as well as injunctive relief. By Order dated March 6, 2012, the parties in the Moskal action agreed that defendants shall not be required to respond to the original complaint, that plaintiff would serve an amended complaint no later than 30 days after the Court in the Westley action (a) denies in any part defendants’ motion to dismiss the Westley action, or (b) dismisses the Westley action with prejudice, and the stay of discovery would remain in effect until further order of the Court or agreement by the parties. By Order dated June 4, 2012, the parties in the Moskal action agreed that the stay of discovery shall remain in effect until further ordered by the Court, or agreement of the parties. By Order dated November 29, 2011, the parties to In re Oclaro, Inc. Derivative Litigation agreed to stay all proceedings, including motion practice and discovery, until such time as (a) the defendants file an answer to any complaint in the Westley action; or (b) the Westley action is dismissed in its entirety with prejudice. Discovery has not commenced, and no trial has been scheduled in any of these actions. We are unable at this time to estimate the effects of these lawsuits on our financial position, results of operations or cash flows.

On March 27, 2008, Furukawa Electric Co. (Furukawa) filed a complaint against Opnext Japan, Inc., Opnext’s wholly owned subsidiary (Opnext Japan), in the Tokyo District Court, alleging that certain laser diode modules sold by Opnext Japan infringe Furukawa’s Japanese Patent No. 2,898,643 (the “Furukawa Patent”). The complaint sought an injunction as well as 300.0 million Japanese yen in royalty damages. On February 24, 2010, the Tokyo District Court entered judgment in favor of Opnext Japan, which judgment was appealed by Furukawa to the Intellectual Property High Court on March 9, 2010. On September 5, 2011, the Intellectual Property High Court ruled in favor of Opnext Japan, holding Furukawa’s patent to be invalid. On September 20, 2011, Furukawa appealed the judgment of the Intellectual Property High Court to the Supreme Court of Japan, and on February 17, 2012, the Supreme Court of Japan rejected such appeal. The matter is no longer subject to further appeal and is now final.

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

On September 2, 2011, Tyco Electronics Subsea Communications, LLC (Tyco) filed a complaint against Opnext, Inc. in the Supreme Court of the State of New York, alleging that Opnext, Inc. failed to meet certain obligations owed to Tyco pursuant to a non-recurring engineering development agreement entered into between Opnext, Inc. and Tyco. The complaint sought contract damages in an amount not less than $1 million, punitive damages, costs and attorneys’ fees and such other relief as such court deemed just and proper. Opnext, Inc. filed a motion to dismiss this complaint on October 14, 2011. By decision and order dated August 13, 2012, the Court dismissed Tyco’s complaint in its entirety. Tyco has filed a notice of appeal from the decision and order but has not yet perfected the appeal. We are unable at this time to estimate the effects of any possible appeal of this lawsuit on our financial position, results of operations or cash flows.

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

In addition, during the first quarter of fiscal year 2012, we issued 0.9 million shares of our common stock related to the settlement of our Xtellus escrow liability. In October 2011, we paid $0.5 million in cash and issued 0.8 million shares of our common stock to pay earnout obligation related to our acquisition of Mintera. In the fourth quarter of fiscal year 2012, we paid $2.2 million to settle a portion of our Mintera earnout obligations, and settled the remaining $8.6 million obligation in cash in the first quarter of fiscal year 2013.

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

In October 2011, certain areas in Thailand suffered major flooding as a result of monsoons. This flooding had a material impact on our business and results of operations. Our primary contract manufacturer, Fabrinet, suspended operations at two factories located in Chokchai, Thailand and Pinehurst, Thailand. The Chokchai factory suffered extensive flood damage and became inaccessible due to high water levels inside and surrounding the manufacturing facility. As a result of this flooding, we experienced a significant decline in products sales in fiscal year 2012, and are uncertain about the likelihood of recovering customer share of certain products to pre-flood levels, including certain data communications products. We also incurred significant damage to our inventory and property and equipment located at the Chokchai facility. During the year ended June 30, 2012, we recorded impairment charges of $4.2 million related to the write-off of the net book value of damaged inventory and $3.9 million related to the write-off of the net book value of property and equipment based on our preliminary estimates of the damage caused by the flooding; and we incurred $5.3 million in personnel-related costs, professional fees and related expenses in connection with our recovery efforts. Although we do not anticipate incurring additional material expenses or losses related to damaged equipment and inventory or recovery efforts in fiscal year 2013, we will continue to evaluate our estimates of flood-related losses.

It is possible that our customers could experience supply chain disruptions as a result of other suppliers whose manufacturing operations in Thailand have been impacted by the flooding which could impact our customers’ demand, or the timing of their demand, for our products. It is also possible that our customers will seek alternative suppliers of comparable products if we are unable to meet their supply needs as a result of the flooding in Thailand. While we believe our insurance coverage, both property and business interruption, will mitigate a portion of the adverse impact, there can be no assurance as to the amount or timing of insurance recoveries beyond those received through September 2012, or that the timing or amounts will be sufficient to fully compensate for negative impacts on our operating cash flow during the recovery period. If we do not efficiently and effectively mitigate the impact of the flooding on our business or if the adverse impact extends for a longer period of time than expected, our results of operations would be materially and adversely affected.

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

We have historically incurred losses and negative cash flows from operations since our inception. As of September 29, 2012, we had an accumulated deficit of $1,202.0 million. We incurred losses from continuing operations for the years ended June 30, 2012 and July 2, 2011, of $66.5 million and $46.4 million, respectively. Even though we generated income of $11.0 million from continuing operations for the year ended July 3, 2010, we have not been profitable in subsequent fiscal years and may not be able to achieve profitability in any future periods. If we are unable to do so, we may need additional financing, which may not be available to us on commercially acceptable terms or at all, to execute on our current or future business strategies.

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

Our business and results of operations may continue to be negatively impacted by general economic, financial market conditions and market conditions in the industries in which we operate, and such conditions may increase the other risks that affect our business.

Over the past few years, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, rating downgrades of investments and reduced valuations of securities generally. In light of these economic conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for our products. It is possible that economic conditions could result in further setbacks, and that these customers, or others, could as a result significantly reduce their capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. These conditions have contributed materially and adversely affected the market conditions in the industries in which we operate, and have had a material adverse impact on our own revenues. In addition, the financial downturn affected the financial strength of certain of our customers, including their ability to obtain credit to finance purchases of our products, and could adversely affect additional customers in the future. Our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all. To a large degree, orders from our customers are dependent on demand from telecom carrier capital expenditures around the world. The capital expenditure plans and execution by telecom carriers can also be adversely impacted, both in terms of total spend and in determination of areas of investment within network infrastructures, by global and regional macroeconomic conditions.

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

We have a complex multinational tax structure, and changes in effective tax rates or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.

We have a complex multinational tax structure with multiple types of intercompany transactions, and our allocation of profits and losses among us and our subsidiaries through our intercompany transfer pricing agreements is subject to review by the Internal Revenue Service and other tax authorities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are also subject to the continuous examination of our income tax returns and related transfer pricing documentation by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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

Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, during the three months ended September 29, 2012 and in the years ended June 30, 2012, July 2, 2011 and July 3, 2010, our three largest customers accounted for 34 percent, 29 percent, 36 percent and 29 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, our revenues for the fiscal quarter ended July 2, 2011 were adversely impacted by a change in customer demand expectations, including a significant change in demand expectations from a particular major customer. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.

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

As of September 29, 2012, we had approximately 3,300 employees in a total of 25 facilities around the world. As a result of the acquisition of Opnext, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization, including managing and executing the planned acquisition synergies and transitions with Opnext, could have a material adverse effect on our operating results and, as a result, on the market price of our common stock. Certain of these acquisitions have increased our serviceable available markets and scaling the company to address the growth potentially available from addressing these markets, and potentially available within our previously existing markets, creates additional challenges of a similar nature.

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

Fluctuations in the exchange rate between these two currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. For example during fiscal year 2012, the Swiss franc depreciated approximately 13 percent relative to the U.S. dollar, and the U.K. pound sterling depreciated approximately 3 percent relative to the U.S. dollar, impacting our annual manufacturing overhead and operating expenses. If the U.S. dollar stays the same or depreciates relative to the Swiss franc and/or U.K. pound sterling in the future, our future operating results may be materially impacted. In addition, due to our acquisition of Opnext, we have significant additional exposure to fluctuations in the exchange rate between the U.S. dollar and the Japanese yen, since an increasing portion of our expenses are denominated in Japanese yen. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan, the South Korean won, the Israeli shekel, or the Euro vary more significantly than they have to date.

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

As of September 29, 2012, we had goodwill of approximately $10.9 million and $41.8 million in other intangible assets on our condensed consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period in which such determination is made. The testing of goodwill for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge. During the first quarter of fiscal year 2013, we recorded $0.9 million in restructuring charges related to the impairment of certain technology that is now considered redundant following the acquisition of Opnext.

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

We will incur significant additional restructuring charges that will adversely affect our results of operations.

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

For instance, we accrued $5.4 million and $2.2 million in restructuring charges during fiscal years 2009 and 2010, respectively, in connection with our merger with Avanex. On July 4, 2009, we completed the exchange of our New Focus business to Newport in exchange for Newport’s high powered laser diode business, which resulted in us incurring $0.5 million in restructuring charges in fiscal year 2010 in connection with the transfer of the Tucson manufacturing operations to our European facilities. During fiscal year 2011, we incurred $0.6 million in restructuring charges related to a restructuring plan specific to our acquisition of Mintera. During fiscal year 2012, we incurred $6.0 million in restructuring charges in connection with the transition of our Shenzhen, China assembly and test operations to Venture, and expect to incur an additional $8.0 million to $12.0 million in restructuring charges over the remaining transition period. During the first quarter of fiscal year 2013, we incurred $8.3 million in restructuring charges in connection with the acquisition and integration of Opnext, and expect to incur approximately a further $1.0 million in restructuring charges related to this plan over the next three fiscal quarters.

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

As of September 29, 2012, we held $73.7 million in cash and cash equivalents and $20.5 million in restricted cash. The rapidly changing industry in which we operate, the length of time between developing and introducing a product to market and frequent changing customer specifications for products, among other things, makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations, or be able to draw down on our $50.0 million senior secured revolving credit facility, to the extent we anticipate, or at all, obtain insurance reimbursement proceeds in the amount and within the time frame that we expect, or otherwise have sufficient capital resources to meet our future capital needs. If this occurs, we may need additional financing to execute on our current or future business strategies.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

OCLARO, INC.
(Registrant)

Date: November 8, 2012	By:	/s/ JERRY TURIN
Jerry Turin
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1	Agreement and Plan of Merger dated March 26, 2012, among Oclaro, Inc., Tahoe Acquisition Sub, Inc. and Opnext, Inc. (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 26, 2012 and incorporated herein by reference)

3.1	Amended and Restated Bylaws of Oclaro, Inc., including Amendments No. 1 and No. 2 thereto (formerly Bookham, Inc.) (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-8 dated May 5, 2009 and incorporated herein by reference)

3.2	Amendment No. 3 to Amended and Restated By-Laws of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 28, 2011 and incorporated herein by reference).

3.3	Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K filed on September 1, 2010 and incorporated herein by reference)

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 27, 2012 and incorporated herein by reference.)

10.1	Registration Rights Agreement between Oclaro, Inc. and Hitachi, Ltd. (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 24, 2012 and incorporated herein by reference.)

31.1 (1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.