Form 10-Q
period 2012-12-29
OCLARO, INC.
filed 2013-02-07
CIK 1110647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

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

91,816,729 shares of common stock outstanding as of February 1, 2013

OCLARO, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

OCLARO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 29, 2012	June 30, 2012
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$78,076	$61,760
Restricted cash	17,773	614
Short-term investments	125	—
Accounts receivable, net, including $3,196 due from related parties at December 29, 2012	119,853	74,666
Inventories	151,273	78,444
Prepaid expenses and other current assets	24,979	12,582

Total current assets	392,079	228,066

Property and equipment, net	111,725	59,616
Intangible assets, net	39,406	16,645
Goodwill	10,904	10,904
Other non-current assets	14,823	13,075

Total assets	$568,937	$328,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $3,006 due to related parties at December 29, 2012	$122,558	$60,098
Accrued expenses and other liabilities	59,248	49,944
Capital lease obligations, current	11,650	—
Note payable	17,052	—
Credit line payable	40,756	25,500

Total current liabilities	251,264	135,542

Deferred gain on sale-leasebacks	12,049	12,722
Convertible notes payable	23,623	—
Capital lease obligations, non-current	12,997	—
Other non-current liabilities	23,626	12,391

Total liabilities	323,559	160,655

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 175,000 shares authorized and 91,816 shares issued and outstanding at December 29, 2012; 90,000 shares authorized and 51,511 shares issued and outstanding at June 30, 2012	918	515
Additional paid-in capital	1,424,116	1,330,172
Accumulated other comprehensive income	34,548	29,538
Accumulated deficit	(1,214,204)	(1,192,574)

Total stockholders’ equity	245,378	167,651

Total liabilities and stockholders’ equity	$568,937	$328,306

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Thousands, except per share amounts)
Revenues, including $4,358 and $7,340 from related parties for the three and six months ended December 29, 2012, respectively	$159,465	$86,488	$308,278	$192,309
Cost of revenues	137,966	75,613	268,942	157,401

Gross profit	21,499	10,875	39,336	34,908

Operating expenses:
Research and development	25,750	17,024	51,515	34,691
Selling, general and administrative	23,092	14,425	47,658	31,959
Amortization of intangible assets	2,402	723	4,428	1,449
Restructuring, acquisition and related (gains) costs, net	(23,665)	3,219	(11,029)	1,454
Flood-related expense	641	9,088	905	9,088
(Gain) loss on sale of property and equipment	6	37	(12)	97

Total operating expenses	28,226	44,516	93,465	78,738

Operating loss	(6,727)	(33,641)	(54,129)	(43,830)
Other income (expense):
Interest income (expense), net	(649)	(245)	(1,127)	(402)
Gain (loss) on foreign currency translation	(3,423)	1,298	(3,227)	2,690
Other income	—	2,238	—	2,238
Gain on bargain purchase	—	—	39,460	—

Total other income (expense)	(4,072)	3,291	35,106	4,526

Loss before income taxes	(10,799)	(30,350)	(19,023)	(39,304)
Income tax provision	1,424	478	2,607	6,106

Net loss	$(12,223)	$(30,828)	$(21,630)	$(45,410)

Net loss per share:
Basic	$(0.14)	$(0.61)	$(0.25)	$(0.91)
Diluted	$(0.14)	$(0.61)	$(0.25)	$(0.91)
Shares used in computing net loss per share:
Basic	89,827	50,492	85,023	49,970
Diluted	89,827	50,492	85,023	49,970

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Thousands)
Net loss	$(12,223)	$(30,828)	$(21,630)	$(45,410)
Other comprehensive income (loss):
Unrealized gain (loss) on hedging transactions	—	13	(7)	(66)
Unrealized gain (loss) on marketable securities	(8)	(53)	12	(61)
Currency translation adjustments	3,940	(2,682)	4,816	(6,876)
Pension adjustment, net of tax benefits	96	—	189	—

Total comprehensive loss	$(8,195)	$(33,550)	$(16,620)	$(52,413)

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 29, 2012	December 31, 2011
	(Thousands)
Cash flows from operating activities:
Net loss	$(21,630)	$(45,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred gain on sale-leasebacks	(1,039)	(454)
Amortization of debt discount and issuance costs	16	—
Depreciation and amortization	23,127	11,189
Impairment of other intangibles	864	—
Adjustment in fair value of earnout obligation	—	(2,859)
Gain on bargain purchase	(39,460)	—
Flood-related non-cash losses	—	7,180
Gain on sale of assets	(25,014)	—
Stock-based compensation expense	3,654	3,258
Other non-cash adjustments	(12)	(2,141)
Changes in operating assets and liabilities:
Accounts receivable, net	20,677	20,084
Inventories	(10,553)	11,748
Prepaid expenses and other current assets	(5,777)	265
Other non-current assets	(541)	(41)
Accounts payable	(2,799)	(25,867)
Accrued expenses and other liabilities	(7,926)	2,366

Net cash used in operating activities	(66,413)	(20,682)

Cash flows from investing activities:
Purchases of property and equipment	(10,634)	(9,035)
Proceeds from sale of assets	26,000	—
Proceeds from sales of investments	—	3,438
Transfer from (to) restricted cash	2,857	(52)
Cash acquired from business combinations	36,123	—

Net cash provided by (used in) investing activities	54,346	(5,649)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	709	71
Proceeds from borrowings under credit line	15,256	19,500
Proceeds from the sale of convertible notes, net	22,768	—
Payments on capital lease obligations	(4,027)	—
Repayments on note payable	(386)	—
Cash paid under earnout obligations	(8,628)	—

Net cash provided by financing activities	25,692	19,571

Effect of exchange rate on cash and cash equivalents	2,691	(2,395)
Net increase (decrease) in cash and cash equivalents	16,316	(9,155)
Cash and cash equivalents at beginning of period	61,760	62,783

Cash and cash equivalents at end of period	$78,076	$53,628

Supplemental disclosures of non-cash transactions:
Issuance of common stock, stock options and stock appreciation rights related to the acquisition of Opnext	$89,842	$—
Capital lease obligations incurred for purchases of property and equipment	(658)	—
Issuance of common stock to settle Xtellus escrow liability	—	7,000
Issuance of common stock to settle Mintera earnout liability	—	2,758

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PREPARATION

Basis of Presentation

Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Quarterly Report on Form 10-Q as “Oclaro,” “we,” “us” or “our.”

On July 23, 2012, we completed a merger by and among Opnext, Inc. (Opnext), Tahoe Acquisition Sub, Inc., a newly formed wholly-owned subsidiary of Oclaro (Merger Sub), and Oclaro, pursuant to which we acquired Opnext through a merger of Merger Sub with and into Opnext. The acquisition is more fully discussed in Note 5, Business Combinations and Asset Dispositions.

The accompanying unaudited condensed consolidated financial statements of Oclaro as of December 29, 2012 and for the three and six months ended December 29, 2012 and December 31, 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (SEC) Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three and six months ended December 29, 2012 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 29, 2013. The condensed consolidated balance sheet as of December 29, 2012 includes the assets and liabilities assumed in the Opnext acquisition. The condensed consolidated statements of operations and comprehensive loss for the three and six months ended December 29, 2012, and the condensed consolidated statement of cash flows for the six months ended December 29, 2012, include the results of operations of the combined entities from July 23, 2012, the date of the acquisition.

The condensed consolidated balance sheet as of June 30, 2012 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2012 (2012 Form 10-K). The condensed consolidated balance sheet as of June 30, 2012, the statements of operations and comprehensive loss for the three and six months ended December 31, 2011, and the statement of cash flows for the six months ended December 31, 2011 do not reflect any assets or liabilities assumed in the acquisition or any results of operations from Opnext.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These judgments can be subjective and complex, and consequently, actual results could differ materially from those estimates and assumptions. Descriptions of the key estimates and assumptions are included in our 2012 Form 10-K.

Fiscal Years

We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ending June 29, 2013 will be a 52 week year, with the quarter ended December 29, 2012 being a 13 week quarterly period. Our fiscal year ended June 30, 2012 was a 52 week year, with the quarter ended December 31, 2011 being a 13 week quarterly period.

Reclassifications

For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications did not affect our consolidated revenues, net loss, cash flows, cash and cash equivalents or stockholders’ equity as previously reported.

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

NOTE 3. BALANCE SHEET DETAILS

The following table provides details regarding our cash and cash equivalents at the dates indicated:

	December 29, 2012	June 30, 2012
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$76,075	$59,759
Money market funds	2,001	2,001

	$78,076	$61,760

The following table provides details regarding our inventories at the dates indicated:

	December 29, 2012	June 30, 2012
	(Thousands)
Inventories:
Raw materials	$54,184	$26,392
Work-in-process	48,131	35,415
Finished goods	48,958	16,637

	$151,273	$78,444

The following table provides details regarding our property and equipment, net at the dates indicated:

	December 29, 2012	June 30, 2012
	(Thousands)
Property and equipment, net:
Buildings and improvements	$11,753	$9,465
Plant and machinery	169,720	138,924
Fixtures, fittings and equipment	4,628	1,854
Computer equipment	16,247	13,722

	202,348	163,965
Less: Accumulated depreciation	(90,623)	(104,349)

	$111,725	$59,616

Property and equipment includes assets under capital leases of $24.6 million at December 29, 2012, which were assumed in connection with the Opnext acquisition. Amortization associated with assets under capital leases is recorded in depreciation expense.

The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	December 29, 2012	June 30, 2012
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$8,887	$14,518
Compensation and benefits related accruals	14,930	9,701
Earnout liabilities for Mintera acquisition	—	8,628
Warranty accrual	6,565	2,599
Other accruals	28,866	14,498

	$59,248	$49,944

The following table summarizes the activity related to our accrued restructuring charges for the six months ended December 29, 2012:

	Lease Cancellations, Commitments and Other Charges	Termination Payments to Employees and Related Costs	Total Accrued Restructuring Charges
	(Thousands)
Balance at June 30, 2012	$—	$2,306	$2,306
Charged to restructuring costs	1,230	10,747	11,977
Paid or written-off	(1,230)	(9,708)	(10,938)

Balance at December 29, 2012	$—	$3,345	$3,345

Current portion	—	2,226	2,226
Non-current portion	—	1,119	1,119

In connection with the acquisition of Opnext, we initiated a restructuring plan to integrate the businesses in the first quarter of fiscal year 2013. In connection with the integration, we recorded $0.8 million and $9.1 million in restructuring charges during the three and six months ended December 29, 2012, respectively. The restructuring charges for the three months ended December 29, 2012, included $0.8 million related to workforce reductions. The restructuring charges for the six months ended December 29, 2012, included $7.8 million related to workforce reductions, $0.9 million related to the impairment of certain technology that is now considered redundant following the acquisition and $0.4 million related to the write-off of net book value inventory that supported this technology. During the three and six months ended December 29, 2012, we made scheduled payments of $1.8 million and $7.8 million, respectively, to settle a portion of these restructuring liabilities. As of December 29, 2012, we had $0.6 million in accrued restructuring liabilities related to this restructuring plan.

During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of our Shenzhen, China manufacturing operations to Venture Corporation Limited (Venture). This transition is scheduled to occur in a phased and gradual transfer of products over three years. In connection with this transition, we recorded restructuring charges of $1.4 million and $2.9 million during the three and six months ended December 29, 2012, respectively, for employee separation charges. During the three and six months ended December 29, 2012, we made scheduled payments of $0.8 million and $1.9 million, respectively, to settle a portion of these restructuring liabilities. As of December 29, 2012, we had $2.8 million in accrued restructuring liabilities related to this restructuring plan. We expect to incur between $5.5 million and $9.5 million in additional restructuring costs in connection with the transition of our Shenzhen manufacturing operations to Venture over the next two years.

The current portion of accrued restructuring liabilities is included in the caption accrued expenses and other liabilities and the non-current portion is included in the caption other non-current liabilities in the condensed consolidated balance sheet.

The following table presents the components of accumulated other comprehensive income at the dates indicated:

	December 29, 2012	June 30, 2012
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$41,372	$36,556
Unrealized gain on currency instruments designated as cash flow hedges	—	7
Unrealized loss on marketable securities	(179)	(191)
Adjustment for Swiss defined benefit plan	(6,645)	(6,834)

	$34,548	$29,538

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

The contingent obligation related to the make-whole premium on our convertible notes was valued using a Monte Carlo simulation model, which estimates the value based on the probability and timing of conversion. We have classified the contingent obligation within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at December 29, 2012:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents:
Money market funds	$2,001	$—	$—	$2,001
Short-term investments:
Marketable securities	125	—	—	125

Total assets measured at fair value	$2,126	$—	$—	$2,126

Liabilities:
Other non-current liabilities:
Contingent obligation for make-whole premium	$—	$—	$136	$136

Total liabilities measured at fair value	$—	$—	$136	$136

The following table provides details regarding the changes in assets and liabilities classified within Level 3 from June 30, 2012 to December 29, 2012:

Other non-current
liabilities
(Thousands)
Balance at June 30, 2012	$—
Contingent obligation for make-whole premium	136

Balance at December 29, 2012	$136

NOTE 5. BUSINESS COMBINATIONS AND ASSET DISPOSITIONS

Sale of Thin Film Filter Business and Interleaver Product Line

On November 19, 2012, we entered into an asset purchase agreement with II-VI Incorporated, Photop Technologies, Inc. and Photop Koncent, Inc. (FuZhou), both wholly owned subsidiaries of II-VI Incorporated, pursuant to which we sold substantially all of the assets of our thin film filter business and our interleaver product line. The transactions closed on December 3, 2012.

The total purchase price under the asset purchase agreement is $27.0 million in cash. As of December 29, 2012, we have received $26.0 million in cash proceeds, while the remaining $1.0 million is being held in escrow until December 31, 2013 to satisfy any indemnification claims related to these transactions. Under the asset purchase agreement, we made certain customary representations and warranties regarding our thin film filter business and interleaver product line, and we are subject to customary indemnification obligations related to pre-closing liabilities and breaches of representations, warranties and covenants. Also pursuant to the Purchase Agreement, we have agreed not to compete in the thin film filter or interleaver business for a period of five years, subject to certain limitations and exceptions.

In connection with these transactions, we transferred $0.7 million of property, plant and equipment, $0.7 million of inventory and $0.2 million of other net assets. We also incurred approximately $0.4 million in legal fees, commissions and other administrative costs related to the transactions. As of December 29, 2012, the transfer of assets under the asset purchase agreement was complete and we recognized a gain of $25.0 million within restructuring, acquisition and related costs in the condensed consolidated statements of operations.

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

Our primary reasons for the acquisition of Opnext were to create an industry leader in telecom optical components and to strengthen the combined position of the companies in datacom optical components. The acquisition is also consistent with our strategy of extending optical communications technology into industrial and consumer markets, and is expected to create the opportunity for significant cost savings in the combined company.

As a result of the acquisition, we converted each issued and outstanding share of Opnext common stock into the right to receive 0.42 of a share of our common stock, par value $0.01 per share (and cash in lieu of fractional shares). In addition, each Opnext stock option that was outstanding and unexercised immediately prior to the acquisition was converted into an option to purchase our common stock (adjusted to give effect to the exchange ratio); and each Opnext stock appreciation right that was outstanding and that remained unsettled immediately prior to the acquisition was converted into either a stock appreciation right with respect to our common stock (adjusted to give effect to the exchange ratio) or a stock appreciation right subject to cash settlement and remained subject to the same terms and conditions of the Opnext equity plan and the applicable stock appreciation right agreement as in effect immediately prior to the acquisition.

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

Immediately following the effective time of the merger, Oclaro stockholders immediately prior to the merger owned approximately 57.3 percent and Opnext’s stockholders owned approximately 42.7 percent of the combined company. The combination is intended to qualify as a tax-free reorganization for federal income tax purposes. We accounted for this acquisition under the purchase method of accounting. The estimated fair value of assets acquired and liabilities assumed and the results of operations of Opnext from the closing date of the acquisition, July 23, 2012, are included in our condensed consolidated financial statements at December 29, 2012 and for the three and six months then ended.

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

The total consideration given to former stockholders of Opnext has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their estimated fair values as of the date of the acquisition. Because of the short time frame since the close of the acquisition on July 23, 2012, we have recorded the tangible and intangible assets acquired and liabilities assumed based upon their preliminary fair values as of July 23, 2012. The fair values were based upon management estimates, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). We expect to continue to obtain information to assist us in determining the fair values of the assets acquired and liabilities assumed at the acquisition date during our third quarter of fiscal 2013.

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

The preliminary fair value of property and equipment was determined using management estimates based on currently available information and a high-level review of similar historical transactions completed by us during the previous three fiscal years.

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

We also recorded $2.6 million in acquisition-related costs during the three and six month months ended December 29, 2012, which are included in restructuring, acquisition and related costs in the condensed consolidated statement of operations. The acquisition-related costs include legal fees, banker fees, consultation fees, travel expenses and other miscellaneous direct and incremental administrative expenses associated with the acquisition.

Upon the close of the acquisition, the combined company implemented significant workforce restructuring actions. Among other things, we combined our global sales, finance, legal and human resources operations. We also realigned our global operations and business units under a single management structure. Our newly combined global organizations provide services for both the pre-acquisition Oclaro and former Opnext products. We have also reduced redundant product offerings by eliminating selected products from each predecessor company and transitioned existing customers for such products to the other company’s current offering. In addition, we have merged our research and development efforts along product families, so many of our new product introductions going forward will benefit from both Oclaro and Opnext technology. For these reasons, we believe it would be impracticable to allocate revenues going forward to one predecessor entity or the other and to separately disclose revenues and earnings of Opnext since the acquisition date.

The following unaudited pro forma consolidated results of operations have been prepared as if the merger with Opnext had occurred as of July 3, 2011, the first day of our fiscal year 2012:

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Thousands, except per share amounts)
Revenues	$159,465	$139,530	$319,571	$331,010
Loss from continuing operations	$(6,727)	$(80,905)	$(63,791)	$(102,863)
Net loss	$(12,223)	$(78,213)	$(64,142)	$(103,965)
Net loss per share—Basic	$(0.14)	$(0.88)	$(0.72)	$(1.18)
Net loss per share—Diluted	$(0.14)	$(0.88)	$(0.72)	$(1.18)
Shares used in computing net loss per share—Basic	89,827	88,908	89,692	88,386
Shares used in computing net loss per share—Diluted	89,827	88,908	89,692	88,386

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

Asset Sale

In December 2011, we entered into an asset sale agreement to sell certain assets related to a legacy product, including inventory, equipment and intangibles, in exchange for $3.9 million in initial consideration plus potential earnout consideration, based on the purchaser’s revenues from the legacy product over a 15 month period following the closing date. During the second quarter of fiscal year 2012, we received $1.5 million in cash proceeds related to this initial consideration, with the remaining $2.4 million being received during the third and fourth quarters of fiscal year 2012.

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

Acquisition of Mintera

In July 2010, we acquired Mintera Corporation (Mintera). This acquisition is more fully discussed in Note 3, Business Combinations, to our consolidated financial statements included in our 2012 Annual Report on Form 10-K. Under the terms of this acquisition, we agreed to pay certain revenue-based consideration, whereby former security holders of Mintera were entitled to receive earnouts up to $20.0 million, determined based on revenue from Mintera products following the acquisition. In the first quarter of fiscal year 2013, we settled remaining earnout obligations of $8.6 million in cash. As of December 29, 2012, we had no remaining earnout obligations to the former security holders of Mintera.

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

The following table summarizes the activity related to our intangible assets for the six months ended December 29, 2012:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Amortization	Total
	(Thousands)
Balance at June 30, 2012	$10,925	$6,520	$3,200	$2,910	$1,100	$(8,010)	$16,645
Additions	13,700	—	7,300	—	7,000	—	28,000
Amortization	—	—	—	—	—	(4,428)	(4,428)
Impairment	(864)	—	—	—	—	—	(864)
Translations and adjustments	15	38	—	—	—	—	53

Balance at December 29, 2012	$23,776	$6,558	$10,500	$2,910	$8,100	$(12,438)	$39,406

During the first quarter of fiscal year 2013, we determined that a portion of the technology we acquired in connection with our acquisition of Mintera in July 2010 is now considered redundant, following the acquisition of Opnext and its product lines. We recorded $0.9 million for the impairment loss related to these intangibles in restructuring, acquisition and related costs in our condensed consolidated statements of operations for the six months ended December 29, 2012.

NOTE 7. CREDIT LINE AND NOTES

Wells Fargo Credit Line

On August 2, 2006, Oclaro, Inc., as the “Parent”, along with Oclaro Technology Limited, Oclaro Photonics, Inc. and Oclaro Technology, Inc., each a wholly-owned subsidiary, entered into a credit agreement, or the “Original Credit Agreement”, with Wells Fargo Capital Finance, Inc. (Wells Fargo) and certain other lenders.

On November 2, 2012, Oclaro Technology Limited as “Borrower,” and the Parent entered into a Second Amended and Restated Credit Agreement with Wells Fargo and the other lenders regarding the senior secured revolving credit facility, increasing the facility size to $50 million and extending the term thereof to November 2, 2017.

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

At December 29, 2012, there was $40.8 million outstanding under the Credit Agreement at an average interest rate of 4.5 percent per annum. At June 30, 2012, there was $25.5 million outstanding under the Credit Agreement at an average interest rate of 4.75 percent per annum. At December 29, 2012 and June 30, 2012, there were $30,000 and $0.1 million, respectively, in outstanding standby letters of credit secured under the Credit Agreement. These letters of credit expire at various intervals through April 2014.

On January 23, 2013, Silicon Valley Bank (SVB) and Wells Fargo (Agent) entered into a Joinder Agreement (the Joinder Agreement) pursuant to the Second Amended and Restated Credit Agreement. Pursuant to the Joinder Agreement, SVB agreed to become an additional Lender under the Second Amended and Restated Credit Agreement, and the Lenders agreed to increase the revolving credit facility under the Second Amended and Restated Credit Agreement from $50 million to $80 million. In connection with the Joinder Agreement, Parent paid SVB a lender fee of $150,000. Refer to Note 18, Subsequent Event for additional information regarding the Joinder Agreement.

7.50 % Exchangeable Senior Secured Second Lien Notes (Convertible Notes)

On December 14, 2012, we and our indirect, wholly owned subsidiary, Oclaro Luxembourg S.A., closed the private placement of $25.0 million aggregate principal amount 7.50% Exchangeable Senior Secured Second Lien Notes due 2018 (Convertible Notes). The sale of the Convertible Notes resulted in net proceeds of approximately $22.8 million. The private placement was completed pursuant to a purchase agreement, dated December 14, 2012 entered into by us, certain of our domestic and foreign subsidiaries (the Guarantors) and Morgan Stanley & Co. LLC.

The Convertible Notes are governed by an Indenture, entered into by us and the Guarantors with Wells Fargo Bank, National Association, as trustee and second lien collateral agent (the Trustee). The Indenture contains affirmative and negative covenants that, among other things, limit the ability of us and the Guarantors to incur, assume or guarantee additional indebtedness; make restricted payments including, without limitation, paying dividends, repurchasing capital stock and redeeming debt that is junior in right of payment to the Convertible Notes; create liens; sell or otherwise dispose of assets, including capital stock of subsidiaries; and enter into mergers and consolidations. The Indenture also contains customary events of default. Upon the occurrence of certain events of default, the Trustee or the holders of the Convertible Notes may declare all outstanding Convertible Notes to be due and payable immediately. The Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior secured basis by us and all of the Guarantors.

On or after December 15, 2013, in the event that the last reported sale price of our common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date the we receive a notice of exchange exceeds the exchange price in effect on each such trading day, we will, in addition to delivering shares upon exchange by the holder of Convertible Notes, together with cash in lieu of fractional shares, make a “make-whole premium” payment in cash equal to the sum of the present value of the remaining scheduled payments of interest on the Convertible Notes to be exchanged through the maturity date computed using a discount rate equal to 0.50%. Any holder that exchanges its Convertible Notes in connection with a fundamental change, as defined in the Indenture, will not receive the “make-whole premium” but will instead receive the additional shares set forth in the Indenture. Any holder that exchanges its Convertible Notes after such holder’s Convertible Notes have been called for redemption by us will, in addition to receiving shares of common stock deliverable upon such exchange and cash in lieu of fractional shares, receive a payment (the “redemption exchange make-whole payment”) in cash equal to the sum of the remaining scheduled payments of interest that would have been made on the Convertible Notes to be exchanged had such Convertible Notes remained outstanding from the applicable exchange date to the maturity date. If the redemption exchange make-whole payment is payable upon exchange of a holder’s Convertible Notes, then such holder will not receive the “make-whole premium” payment described above.

Prior to December 19, 2015, we may not redeem the Convertible Notes other than in connection with certain changes in tax law of a relevant taxable jurisdiction that results in additional amounts (as defined herein) becoming payable with respect to deliveries or payments on the Convertible Notes.

On or after December 19, 2015, we may redeem for cash all or part of the Convertible Notes if the last reported sale price per share of our common stock has been at least 150 percent of the exchange price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five trading days prior to the date on which we provide notice of redemption. The redemption price will equal (i) 100 percent of the principal amount of the Convertible Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date plus (iii) the sum of the remaining scheduled payments of interest that would have been made on the Convertible Notes to be redeemed had such Convertible Notes remained outstanding from the redemption date to the maturity date (excluding interest accrued to, but excluding, the redemption date that is otherwise paid pursuant to the immediately preceding clause (ii)).

Upon the occurrence of a fundamental change, subject to certain conditions, each holder of the Convertible Notes will have the option to require that we purchase all or a portion of such holder’s Convertible Notes in cash at a purchase price equal to 100 percent of the principal amount of the Convertible Notes to be purchased plus any accrued and unpaid interest, including additional interest, if any.

In connection with the private placement of the Convertible Notes, on December 14, 2012, we and the Guarantors entered into certain security agreements with the Trustee in order to secure their obligations under the Indenture. Pursuant to the security agreements, the Convertible Notes and related guarantees are secured by second-priority liens on all the tangible and intangible assets of ours and the Guarantors.

We maintain banking relationships in the ordinary course of business with the Trustee and its affiliates. An affiliate of the Trustee, Wells Fargo Capital Finance, Inc., is the lender under our senior secured revolving credit facility and is the first lien collateral agent under an intercreditor agreement entered into with the Trustee in connection with the issuance of the Convertible Notes.

In connection with the issuance of the Convertible Notes, our contingent obligation to make a make-whole premium payment in the event of an early conversion by the holders of the Convertible Notes is considered an embedded derivative. As of December 14, 2012, the date of the debt issuance, and as of December 29, 2012, the fair value of these contingent obligations is estimated at $0.1 million, and recorded within other non-current liabilities in the condensed consolidated balance sheet. The estimated fair value of the make-whole premium was determined by using a Monte Carlo simulation model to determine the probability and timing of a conversion.

We incurred approximately $1.3 million in debt discount and $0.9 million in issuance costs. The debt discount is recorded in convertible notes payable and the issuance costs are recorded within other non-current assets.

The Convertible Notes will mature on June 15, 2018. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. During the three and six months ended December 29, 2012, we recorded $0.1 million in interest expense related to these Convertible Notes.

The following table sets forth balance sheet information related to the Convertible Notes at December 29, 2012:

December 29, 2012
(Thousands)
Principal value of the liability component	$25,000
Unamortized value of the debt discount	(1,241)
Contingent obligation for make-whole premium	(136)

Net carrying value of the liability component	$23,623

Sumitomo Note

In connection with the acquisition of Opnext, we assumed a 1.5 billion Japanese yen note payable to The Sumitomo Trust Bank (Sumitomo). The note is due monthly unless renewed by Sumitomo. As of December 29, 2012, the outstanding loan balance was $17.1 million, based on the exchange rate on December 29, 2012. Interest is paid monthly at the Tokyo Interbank Offered Rate plus a premium, which for our first two quarters of fiscal year 2013 was 1.7 percent per annum. Interest expense for the three and six months ended December 29, 2012 was $0.1 million and $0.1 million, respectively.

As of December 29, 2012, we have $17.1 million in restricted cash in our condensed consolidated balance sheet securing our note payable to Sumitomo.

NOTE 8. FLOOD-RELATED EXPENSE

In October 2011, certain areas in Thailand suffered major flooding as a result of monsoons. This flooding had a material impact on our business and results of operations. Our primary contract manufacturer, Fabrinet, suspended operations at two factories located in Chokchai, Thailand and Pinehurst, Thailand. The Chokchai factory suffered extensive flood damage and became inaccessible due to high water levels inside and surrounding the manufacturing facility. As a result of this flooding, we experienced a significant decline in product sales due to our inability or limited ability to manufacture certain products and we incurred significant damage to our inventory and property and equipment located at the Chokchai facility.

During the three and six months ended December 29, 2012, we recorded flood-related charges of $0.6 million and $0.9 million, respectively, related to professional fees and related expenses incurred in connection with our recovery efforts.

During the three and six months ended December 31, 2011, we recorded impairment charges of $4.2 million related to the write-off of the net book value of damaged inventory and $3.0 million related to the write-off of the net book value of property and equipment based on preliminary estimates of the damage caused by the flooding. These impairment charges are recorded within the operating expense caption flood-related expense in our condensed consolidated statement of operations for the three and six months ended December 31, 2011. Flood-related expense for the three and six months ended December 31, 2011 also includes $1.8 million in personnel-related costs, professional fees and related expenses incurred in connection with our recovery efforts.

While we maintain both property and business interruption insurance coverage, there can be no assurance as to the amount or timing of future insurance recoveries. Insurance recoveries related to impairment losses previously recorded and other recoverable expenses will be recognized to the extent of the related loss or expense in the period that recoveries become probable and realizable. Insurance recoveries under business interruption coverage and insurance recovery gains in excess of amounts previously written-off related to impaired inventory and equipment or in excess of other recoverable expenses previously recognized will be recognized when they become realizable and all contingencies have been resolved. The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. Insurance recoveries we receive in future periods will be recorded net of flood-related expense in the condensed consolidated statement of operations. As of December 29, 2012, we have not recorded any estimated amounts relating to potential future insurance recoveries in the condensed consolidated statement of operations.

The following table presents the components of flood-related expense for the dates indicated:

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Thousands)
Write-off of net book value of damaged inventory	$—	$4,246	$—	$4,246
Write-off of net book value of damaged property and equipment	—	3,035	—	3,035
Personnel-related costs, professional fees and related expenses	641	1,807	905	1,807

	$641	$9,088	$905	$9,088

NOTE 9. POST-RETIREMENT BENEFITS

Switzerland Defined Benefit Plan

We have a pension plan covering employees of our Swiss subsidiary (the Swiss Plan). Net periodic pension costs associated with our Swiss Plan for the three and six months ended December 29, 2012 and December 31, 2011 included the following:

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Thousands)
Service cost	$830	$613	$1,639	$1,241
Interest cost	188	210	371	425
Expected return on plan assets	(314)	(275)	(620)	(556)
Net amortization	96	—	189	—

Net periodic pension costs	$800	$548	$1,579	$1,110

During the three and six months ended December 29, 2012, we amortized $0.1 million and $0.2 million from accumulated other comprehensive income into net periodic pension cost. We intend to amortize an additional $5.0 million over the remaining average service period of 13 years.

During the three and six months ended December 29, 2012, we contributed $0.8 million and $1.2 million, respectively, to our Swiss Plan. During the three and six months ended December 31, 2011, we contributed $0.3 million and $0.6 million, respectively, to our Swiss Plan.

We currently anticipate contributing an additional $1.3 million to this pension plan during the remainder of fiscal year 2013.

Japan Defined Contribution and Benefit Plan

In connection with our acquisition of Opnext, we assumed a defined contribution plan and a defined benefit plan that provides retirement benefits to our employees in Japan.

Under the defined contribution plan, contributions are provided based on grade level and totaled $0.2 million and $0.5 million for the three and six months ended December 29, 2012, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.

Under the defined benefit plan in Japan (the Japan Plan), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of December 29, 2012, there were no plan assets. Net periodic pension costs for the Japan Plan for the three and six months ended December 29, 2012 included the following:

	Three Months Ended	Six Months Ended
	December 29, 2012	December 29, 2012
	(Thousands)
Service cost	$282	$576
Interest cost	36	73
Net amortization	19	41

Net periodic pension costs	$337	$690

In connection with the Japan Plan, we have $0.3 million in accrued expenses and other liabilities and $8.0 million in other non-current liabilities in our condensed consolidated balance sheet as of December 29, 2012, to account for the projected benefit obligations.

We made benefit payments of $0.1 million and $0.1 million under the Japan Plan during the three and six months ended December 29, 2012, respectively.

NOTE 10. COMMITMENTS AND CONTINGENCIES

Loss Contingencies

We are involved in various lawsuits, claims, and proceedings that arise in the ordinary course of business. We record a loss provision when we believe it is both probable that a liability has been incurred and the amount can be reasonably estimated.

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

The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Thousands)
Warranty provision—beginning of period	$7,270	$2,312	$2,599	$2,175
Warranties assumed in acquisitions	—	—	4,867	—
Warranties issued	1,995	621	2,686	1,298
Warranties utilized or expired	(2,492)	(476)	(3,464)	(966)
Currency translation adjustment	(208)	(27)	(123)	(77)

Warranty provision—end of period	$6,565	$2,430	$6,565	$2,430

Capital Leases

In connection with our acquisition of Opnext, we assumed certain capital leases with Hitachi Capital Corporation, a related party, for certain equipment. The following table shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation:

Capital Leases
(Thousands)
Fiscal Year Ending:
2013 (remaining)	$2,053
2014	7,844
2015	7,428
2016	5,827
2017	2,981
Thereafter	276

Total minimum lease payments	26,409
Less amount representing interest	(1,762)

Present value of capitalized payments	24,647
Less: current portion	(11,650)

Long-term portion	$12,997

Litigation

On December 21, 2012, Labyrinth Optical Technologies LLC filed a complaint against us in United States District Court for the Central District of California alleging that certain coherent transponder modules, coherent receivers and DQPSK transceivers sold by us infringe Labyrinth Optical U.S. patent Nos. 7,599,627 and 8,103,173. Labyrinth Optical is seeking damages and injunctive relief. We are unable at this time to estimate the effects of this lawsuit on our financial position, results of operations or cash flows.

Five putative class actions challenging the merger between Opnext, Inc., Tahoe Acquisition Sub, Inc. and Oclaro, Inc. (“Merger”) were filed in the Superior Court of the State of California in and for the County of Alameda: (1) Martin Zilberberg v. Charles J. Abbe, No RG12623460, on March 28, 2012; (2) Eleanor Welty v. Harry L. Bosco, Case No. RG12624240, on April 4, 2012; (3) Todd Wright v. Harry L. Bosco, Case No. RG12624343, on April 5, 2012; (4) Stephen Greenberg v. Charles J. Abbe, No. RG12624444, on April 5, 2012; and (5) Mark Graf v. Opnext, Inc., No. RG12624798, on April 9, 2012. Two putative class actions challenging the Merger were filed in the Delaware Court of Chancery: (1) Glenn Freedman v. Opnext, Inc., CA No. 7400-VCL, on April 5, 2012; and (2) Berger v. Bosco, No. 7406-VCL, on April 9, 2012. The defendants in each case were Opnext and the members of Opnext’s Board (collectively, the “Opnext Defendants”), Oclaro, Inc. and Tahoe Acquisition Sub, Inc. (collectively, the “Oclaro Defendants”). Each action alleged that the Opnext Defendants breached their fiduciary duties to Opnext stockholders by entering into the Merger Agreement. Each action further alleged that the Oclaro Defendants aided and abetted those breaches of fiduciary duties. On July 6, 2012, plaintiff Wright voluntarily dismissed his complaint. The remaining plaintiffs executed a memorandum of understanding settling these matters, subject to court approval. Under the proposed settlement, the remaining plaintiffs agreed to settle these matters for additional disclosures only, and agreed to limit their application for fees and costs to $235,000. On January 31, 2013, the Alameda County Superior Court entered an order approving the settlement and granting plaintiffs’ counsel $235,000 in fees and costs. On February 1, 2013, the Delaware Court of Chancery entered a stipulated order dismissing the Delaware actions.

On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (Pension Fund) as lead plaintiff for the putative class. On April 26, 2012, the Pension Fund filed a second amended complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that we and certain of our officers and directors issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. On September 21, 2012, the Court dismissed the second amended complaint with leave to amend. After the Pension Fund moved for reconsideration, on January 10, 2013, the Court allowed plaintiffs to take discovery regarding statements made in May and June 2010. Plaintiffs have said that they intend to file a third amended complaint seeking to state a claim based on statements allegedly made from July through October 2010. Discovery has commenced, and no trial has been scheduled in this action. We intend to defend this litigation vigorously. We are unable at this time to estimate the effects of this lawsuit on our financial position, results of operations or cash flows.

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

NOTE 11. STOCKHOLDERS’ EQUITY

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

During the six months ended December 29, 2012, we issued 0.3 million shares of common stock under our 2011 Employee Stock Purchase Plan (ESPP) for total proceeds of $0.7 million. The ESPP is more fully discussed in Note 12, Employee Stock Plans.

NOTE 12. EMPLOYEE STOCK PLANS

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

As of December 29, 2012, there were 6.4 million shares of our common stock available for grant under both plans.

We generally grant stock options that vest over a four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors. We also have approximately 0.2 million SARs outstanding as of December 29, 2012, which we assumed in connection with our acquisition of Opnext. The SARs have an average remaining life of 2.7 years.

In July 2011, our board of directors approved a grant of performance stock units (PSUs) to certain executive officers. These PSUs vest, up to 150 percent of the target PSUs, upon the achievement of certain revenue growth targets through June 30, 2013, relative to certain comparable companies. Vesting is also contingent upon service conditions being met through August 2015. If the performance conditions are not achieved, then the corresponding PSUs will be forfeited in the first quarter of fiscal year 2014. During the second quarter of fiscal year 2013, we determined that the achievement of the performance conditions was probable at the 150 percent target level and recorded an additional 0.1 million PSUs outstanding. As of December 29, 2012, there was 0.3 million PSUs outstanding related to this grant, with an aggregate estimated grant date fair value of $1.1 million.

In July 2012, our board of directors approved a grant of 625,000 PSUs to certain executive officers, subject to shareholder approval of an increase in the number of shares available under our Plan. These PSUs are not included in the awards outstanding or granted disclosures or in stock-based compensation expense as they are not deemed granted for accounting purposes until the foregoing shareholder approval is obtained. We will record a cumulative adjustment for stock-based compensation expense based on the fair value of these awards at the date of approval. These PSUs vest upon the achievement of certain adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) targets through June 30, 2014. Vesting is also contingent upon service conditions being met through August 2016. If the performance conditions are not achieved, then the corresponding PSUs will be forfeited in the first quarter of fiscal year 2015.

The following table summarizes the combined activity under all of our equity incentive plans for the six months ended December 29, 2012:

	Shares Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)	(Thousands)
Balances at June 30, 2012	2,537	3,470	$7.84	1,051	$5.76
Assumed in acquisition	6,307	4,423	10.95	55	2.31
Granted	(3,426)	418	2.59	2,545	2.54
Exercised or released	—	(6)	1.11	(305)	5.94
Cancelled or forfeited	1,024	(850)	8.37	(179)	4.16

Balances at December 29, 2012	6,442	7,455	9.36	3,167	3.26

Supplemental disclosure information about our stock options and SARs outstanding as of December 29, 2012 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable at December 29, 2012	5,637	$10.59	5.0	$133
Options and SARs outstanding at December 29, 2012	7,455	9.36	5.8	133

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $1.54 on December 28, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.2 million shares of common stock subject to in-the-money options which were exercisable as of December 29, 2012. We settle employee stock option exercises with newly issued shares of common stock.

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

During the six months ended December 29, 2012, we issued approximately 0.3 million shares with an average purchase price of $2.20 in connection with our first offering period which ended on August 15, 2012. Our second six-month offering period (or the look-back period) commenced on August 16, 2012 and will end on February 15, 2013. At December 29, 2012, we have 1.4 million shares available for future issuance under our ESPP.

During the six months ended December 29, 2012, we received $0.9 million from employees for the future issuance of shares under the ESPP and the weighted-average fair value per share of each purchase right was $0.91.

NOTE 13. STOCK-BASED COMPENSATION

We recognize stock-based compensation expense in our statement of operations related to all share-based awards, including grants of stock options, based on the grant date fair value of such share-based awards. Estimating the grant date fair value of such share-based awards requires us to make judgments in the determination of inputs into the Black-Scholes stock option pricing model which we use to arrive at an estimate of the grant date fair value for such awards. The assumptions used in this model to value stock option grants for the three and six months ended December 29, 2012 and December 31, 2011 were as follows:

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Thousands)
Stock options:
Expected life	—	4.8 years	5.1 years	4.8 years
Risk-free interest rate	—	1.1%	0.7%	1.0%
Volatility	—	89.6%	82.9%	92.2%
Dividend yield	—	—	—	—
Purchase rights under ESPP:
Expected life	0.5 years	—	0.5 years	—
Risk-free interest rate	0.1%	—	0.1%	—
Volatility	67.0%	—	67.0%	—
Dividend yield	—	—	—	—

The amounts included in cost of revenues and operating expenses for stock-based compensation for the three and six months ended December 29, 2012 and December 31, 2011 were as follows:

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$524	$388	$862	$697
Research and development	531	374	907	741
Selling, general and administrative	999	913	1,885	1,820

	$2,054	$1,675	$3,654	$3,258

Stock-based compensation by type of award:
Stock options	$716	$869	$1,548	$1,753
Restricted stock awards	1,094	824	1,674	1,612
Purchase rights under ESPP	315	—	573	—
Inventory adjustment to cost of revenues	(71)	(18)	(141)	(107)

	$2,054	$1,675	$3,654	$3,258

As of December 29, 2012 and June 30, 2012, we had capitalized approximately $0.5 million and $0.4 million, respectively, of stock-based compensation as inventory.

Included in stock-based compensation for the three and six months ended December 29, 2012, is approximately $0.2 million and $0.2 million, respectively, in compensation cost related to the issuance of PSUs. In the second quarter of fiscal year 2013, we determined that the achievement of the performance conditions associated with the PSUs granted on August 2011 is probable at the 150 percent target level. We increased our stock-based compensation expense to reflect the anticipated achievement at the higher target levels. The amount of stock-based compensation expense recognized in any one period can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.

NOTE 14. INCOME TAXES

The income tax provision of $1.4 million and $2.6 million for the three and six months ended December 29, 2012, respectively, related primarily to our foreign operations.

The income tax provision of $0.5 million and $6.1 million for the three and six months ended December 31, 2011, respectively, related primarily to our foreign operations. Due to the impact of the impairment of certain net operating loss carryforwards in Switzerland, our income tax provision was reduced by $0.3 million for the three months ended December 31, 2011 and increased by $4.1 million for the six months ended December 31, 2011.

The total amount of our unrecognized tax benefits as of December 29, 2012 and June 30, 2012 were approximately $9.2 million and $7.2 million, respectively. For the three and six months ended December 29, 2012, we had $4.0 million in unrecognized tax benefits that, if recognized, would affect our effective tax rate. We are currently under tax audit in Israel, and although we do not anticipate any material adjustments, we cannot determine the outcome of the examination.

NOTE 15. NET LOSS PER SHARE

Basic net loss per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net loss per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants, convertible notes and obligations under escrow agreements during such period. For the three and six months ended December 29, 2012, we excluded 13.5 million and 11.2 million, respectively, of outstanding stock options, stock appreciation rights, unvested restricted stock awards and convertible notes, from the calculation of diluted net loss per share because their effect would have been anti-dilutive. For the three and six months ended December 31, 2011, we excluded 5.4 million and 4.8 million of outstanding stock options, warrants and unvested restricted stock awards, respectively, from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 16. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION INFORMATION

Geographic Information

The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Thousands)
United States	$15,375	$15,953	$41,948	$32,855
China, excluding Hong Kong	12,160	11,305	26,161	23,568
Hong Kong	34,865	9,244	62,205	20,186
Germany	22,587	9,927	36,955	22,481
Italy	8,155	6,341	15,989	15,892
Japan	15,495	14,270	31,241	28,155
Thailand	6,929	7,715	14,502	17,730
Malaysia	13,002	305	23,890	1,534
Rest of world	30,897	11,428	55,387	29,908

	$159,465	$86,488	$308,278	$192,309

Product Groups

The following table sets forth revenues by product group:

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
	(Thousands)
40 Gb/s and 100 Gb/s transmission modules (1)	$38,130	$18,618	$67,592	$32,100
10 Gb/s and lower transmission modules (1)	47,814	12,736	86,586	23,258
Transmission components (2)	22,195	22,431	49,467	47,080
Amplification, filtering and optical switching (3)	31,199	20,390	66,002	60,048
Industrial and consumer (4)	20,127	12,313	38,631	29,823

	$159,465	$86,488	$308,278	$192,309

(1)	Includes 10 Gb/s, 40 Gb/s and 100 Gb/s transponders and transceivers.
(2)	Includes lasers, modulators, laser pumps, receivers and integrated lasers and modulators.
(3)	Includes amplifiers, micro-optics, dispersion compensation management, WSS modules, subsystems, ROADM line cards and thin film filters.
(4)	Includes high power laser, visible laser and VCSEL.

Significant Customers and Concentration of Credit Risk

For the three months ended December 29, 2012, Cisco Systems, Inc. (Cisco) accounted for 11 percent, Alcatel-Lucent accounted for 10 percent and Huawei Technologies Co., Ltd. (Huawei) accounted for 10 percent of our revenues. For the six months ended December 29, 2012, Cisco accounted for 12 percent, Huawei accounted for 11 percent and Alcatel-Lucent accounted for 10 percent of our revenues.

For the three months ended December 31, 2011, Fujitsu Limited (Fujitsu) accounted for 14 percent, Infinera Corporation (Infinera) accounted for 11 percent and Ciena Corporation (Ciena) accounted for 10 percent of our revenues. For the six months ended December 31, 2011, Fujitsu accounted for 12 percent and Huawei accounted for 11 percent of our revenues.

As of December 29, 2012, Alcatel-Lucent accounted for 15 percent, Huawei accounted for 13 percent and Nokia Siemens Networks accounted for 10 percent of our accounts receivable. As of June 30, 2012, Huawei and Ciena each accounted for 12 percent, Tellabs, Inc. accounted for 11 percent and Alcatel-Lucent accounted for 10 percent of our accounts receivable.

NOTE 17. RELATED PARTY TRANSACTIONS

As a result of our acquisition of Opnext on July 23, 2012, Hitachi, Ltd. (Hitachi) holds approximately 13 percent of our outstanding common stock as of December 29, 2012 based on Hitachi’s most recent Schedule 13G filed with the Securities and Exchange Commission on July 27, 2012.

We continue to enter into transactions with Hitachi in the normal course of business. Sales to Hitachi were $4.4 million and $7.3 million for the three and six months ended December 29, 2012, respectively. Purchases from Hitachi were $6.4 million and $11.2 million for the three and six months ended December 29, 2012, respectively. At December 29, 2012 we had $3.2 million accounts receivable due from Hitachi and $3.0 million accounts payable due to Hitachi. We also have certain capital equipment leases with Hitachi Capital Corporation as described in Note 10, Commitments and Contingencies and we lease certain facilities in Japan from Hitachi.

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

NOTE 18. SUBSEQUENT EVENT

On January 23, 2013, Silicon Valley Bank (SVB) and Wells Fargo (Agent) entered into a Joinder Agreement (the Joinder Agreement) pursuant to the Second Amended and Restated Credit Agreement among Oclaro, Inc., a Delaware corporation (Parent), Oclaro Technology Limited, a company incorporated under the laws of England and Wales (Borrower), each lender party thereto (the Lenders) and the Agent, as administrative agent for the Lenders. See Note 7. Credit Line and Notes for additional information about this Credit Agreement.

Pursuant to the Joinder Agreement, SVB agreed to become an additional Lender under the Second Amended and Restated Credit Agreement, and the Lenders agreed to increase the revolving credit facility under the Credit Agreement from $50 million to $80 million.

The obligations of the Borrower under the Credit Agreement are guaranteed by the Parent and all significant subsidiaries of the Parent and the Borrower (collectively, the Guarantors), and are secured, pursuant to two security agreements by substantially all of the assets of the Borrower and the Guarantors, including a pledge of the capital stock holdings of the Borrower and certain Guarantors in their direct subsidiaries.

In connection with the Joinder Agreement, Parent paid SVB a lender fee of $150,000.

Also on January 23, 2013, Parent, Borrower, the Lenders and the Agent entered into Amendment Number One to the Credit Agreement and the associated security agreements (the Amendment), pursuant to which the parties agreed that (i) the senior secured second lien notes due 2018 issued by Oclaro Luxembourg S.A. in the original principal amount of $25.0 million shall be applied against the maximum dollar limit of senior unsecured convertible notes that Parent may issue without the consent of Agent, and (ii) the cash balances of Opnext, Inc., Pine Photonics Communications, Inc., and Opnext Subsystems Inc. would be subject to a required sweep to the Agent’s account upon the occurrence of certain triggering events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) the future performance of Oclaro and its ability to effectively integrate the operations of acquired companies following the closing of acquisitions and mergers, including its merger with Opnext, (ii) the potential inability to realize the expected and ongoing benefits and synergies of acquisitions and mergers, (iii) the impact to our operations, revenues and financial condition attributable to the flooding in Thailand, (iv) the impact of continued uncertainty in world financial markets and any resulting reduction in demand for our products, (v) our ability to meet or exceed our gross margin expectations, (vi) the effects of fluctuating product mix on our results, (vii) our ability to timely develop and commercialize new products, (viii) our ability to reduce costs and operating expenses, (ix) our ability to respond to evolving technologies and customer requirements and demands, (x) our dependence on a limited number of customers for a significant percentage of our revenues, (xi) our ability to maintain strong relationships with certain customers, (xii) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do, (xiii) our ability to effectively and efficiently transition to an outsourced back-end assembly and test model, (xiv) our ability to timely capitalize on any increase in capital demand, (xv) increased costs related to downsizing and compliance with regulatory and legal requirements in connection with such downsizing, (xvi) competition and pricing pressure, (xvii) the potential lack of availability of credit or opportunity for equity based financing, (xviii) the risks associated with our international operations, (xix) our ability to service and repay our outstanding indebtedness pursuant to the terms of the applicable agreements, (xx) the outcome of tax audits or similar proceedings, (xxi) the outcome of pending litigation against the company, (xxii) our ability to maintain or increase our cash reserves and obtain financing on terms acceptable to us, and (xxiii) other factors described in Oclaro’s most recent annual report on Form 10-K, quarterly report on Form 10-Q and other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.

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

RESULTS OF OPERATIONS

The following tables set forth our condensed consolidated results of operations for the three and six month periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended				Change	Increase (Decrease)
	December 29, 2012		December 31, 2011
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$159,465	100.0	$86,488	100.0	$72,977	84.4
Cost of revenues	137,966	86.5	75,613	87.4	62,353	82.5

Gross profit	21,499	13.5	10,875	12.6	10,624	97.7

Operating expenses:
Research and development	25,750	16.1	17,024	19.7	8,726	51.3
Selling, general and administrative	23,092	14.5	14,425	16.7	8,667	60.1
Amortization of intangible assets	2,402	1.5	723	0.9	1,679	232.2
Restructuring, acquisition and related (gains) costs, net	(23,665)	(14.8)	3,219	3.7	(26,884)	n/m (1)
Flood-related expense	641	0.4	9,088	10.5	(8,447)	(92.9)
Loss on sale of property and equipment	6	—	37	—	(31)	(83.8)

Total operating expenses	28,226	17.7	44,516	51.5	(16,290)	(36.6)

Operating loss	(6,727)	(4.2)	(33,641)	(38.9)	26,914	(80.0)
Other income (expense):
Interest income (expense), net	(649)	(0.4)	(245)	(0.3)	(404)	164.9
Gain (loss) on foreign currency translation	(3,423)	(2.2)	1,298	1.5	(4,721)	n/m (1)
Other income	—	—	2,238	2.6	(2,238)	(100.0)

Total other income (expense)	(4,072)	(2.6)	3,291	3.8	(7,363)	n/m (1)

Loss before income taxes	(10,799)	(6.8)	(30,350)	(35.1)	19,551	(64.4)
Income tax provision	1,424	0.9	478	0.5	946	197.9

Net loss	$(12,223)	(7.7)	$(30,828)	(35.6)	$18,605	(60.4)

(1)	Not meaningful.

	Six Months Ended				Change	Increase (Decrease)
	December 29, 2012		December 31, 2011
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$308,278	100.0	$192,309	100.0	$115,969	60.3
Cost of revenues	268,942	87.2	157,401	81.8	111,541	70.9

Gross profit	39,336	12.8	34,908	18.2	4,428	12.7

Operating expenses:
Research and development	51,515	16.7	34,691	18.0	16,824	48.5
Selling, general and administrative	47,658	15.5	31,959	16.6	15,699	49.1
Amortization of intangible assets	4,428	1.5	1,449	0.8	2,979	205.6
Restructuring, acquisition and related (gains) costs, net	(11,029)	(3.6)	1,454	0.8	(12,483)	n/m (1)
Flood-related expense	905	0.3	9,088	4.7	(8,183)	(90.0)
(Gain) loss on sale of property and equipment	(12)	(0.0)	97	0.1	(109)	n/m (1)

Total operating expenses	93,465	30.4	78,738	41.0	14,727	18.7

Operating loss	(54,129)	(17.6)	(43,830)	(22.8)	(10,299)	23.5
Other income (expense):
Interest income (expense), net	(1,127)	(0.4)	(402)	(0.2)	(725)	180.3
Gain (loss) on foreign currency translation	(3,227)	(1.0)	2,690	1.4	(5,917)	n/m (1)
Other income	—	—	2,238	1.1	(2,238)	(100.0)
Gain on bargain purchase	39,460	12.8	—	—	39,460	n/m (1)

Total other income (expense)	35,106	11.4	4,526	2.3	30,580	675.7

Loss before income taxes	(19,023)	(6.2)	(39,304)	(20.5)	20,281	(51.6)
Income tax provision	2,607	0.8	6,106	3.1	(3,499)	(57.3)

Net loss	$(21,630)	(7.0)	$(45,410)	(23.6)	$23,780	(52.4)

(1)	Not meaningful.

Revenues

Revenues for the three months ended December 29, 2012 increased by $73.0 million, or 84 percent, compared to the three months ended December 31, 2011. The increase was primarily due to the inclusion of revenues in fiscal year 2013 generated through the acquisition of Opnext on July 23, 2012. Compared to the three months ended December 31, 2011, revenues from sales of our 40 Gb/s and 100 Gb/s transmission modules increased by $19.5 million, or 105 percent; revenues from sales of our 10 Gb/s transmission modules increased by $35.1 million, or 275 percent; revenues from sales of our amplification, filtering and optical switching products increased by $10.8 million, or 53 percent mostly due to the recovery from the adverse impact of the Thai flood on sales of amplification products in the second quarter of fiscal 2012; and revenues from sales of our industrial and consumer products increased by $7.8 million, or 63 percent. The increase in revenue for these respective product groups was mainly attributable to our acquisition of Opnext and also recovery from the Thai flood. Revenues from sales of our transmission components remained relatively flat due to unfavorable market conditions.

For the three months ended December 29, 2012, Cisco Systems, Inc. (Cisco) accounted for $17.9 million, or 11 percent, of our revenues, Alcatel-Lucent accounted for $16.5 million, or 10 percent, of our revenues, and Huawei Technologies Co., Ltd. (Huawei) accounted for $16.0 million, or 10 percent, of our revenues. For the three months ended December 31, 2011, Fujitsu Limited (Fujitsu) accounted for $12.4 million, or 14 percent, of our revenues; Infinera Corporation (Infinera) accounted for $9.1 million, or 11 percent, of our revenues; and Ciena Corporation (Ciena) accounted for $8.3 million, or 10 percent, of our revenues.

Revenues for the six months ended December 29, 2012 increased by $116.0 million, or 60 percent, compared to the six months ended December 31, 2011. The increase was primarily due to the inclusion of revenues in fiscal year 2013 generated through the acquisition of Opnext on July 23, 2012. Compared to the six months ended December 31, 2011, revenues from sales of our 40 Gb/s and 100 Gb/s transmission modules increased by $35.5 million, or 111 percent; revenues from sales of our 10 Gb/s transmission modules increased by $63.3 million, or 272 percent; revenues from sales of our transmission components increased by $2.4 million, or 5 percent; revenues from sales of our amplification, filtering and optical switching products increased by $6.0 million, or 10 percent mostly due to the recovery from the adverse impact of the Thai flood on sales of amplification products in the second quarter of fiscal 2012; and revenues from sales of our industrial and consumer products increased by $8.8 million, or 30 percent. The increase in revenue for these respective product groups was mainly attributable to our acquisition of Opnext and also recovery from the Thai flood.

For the six months ended December 29, 2012, Cisco accounted for $37.5 million, or 12 percent, of our revenues, Huawei accounted for $32.7 million, or 11 percent, of our revenues, and Alcatel-Lucent accounted for $30.5 million, or 10 percent, of our revenues. For the six months ended December 31, 2011, Fujitsu accounted for $23.8 million, or 12 percent, of our revenues, and Huawei accounted for $21.0 million, or 11 percent, of our revenues.

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

Our cost of revenues for the three months ended December 29, 2012 increased by $62.4 million, or 83 percent, from the three months ended December 31, 2011. The increase was primarily related to higher costs associated with the inclusion of cost of revenues in fiscal year 2013 generated through the acquisition of Opnext on July 23, 2012.

Our cost of revenues for the six months ended December 29, 2012 increased by $111.5 million, or 71 percent, from the six months ended December 31, 2011. The increase was primarily related to higher costs associated with the inclusion of cost of revenues in fiscal year 2013 generated through the acquisition of Opnext on July 23, 2012.

Gross Profit

Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.

Our gross margin rate increased by 1 percent for the three months ended December 29, 2012, to 14 percent, compared to the three months ended December 31, 2011. The increase in gross margin rate was primarily due to lower revenues in the second quarter of fiscal 2012 in relation to overhead expenses resulting in lower gross margin for that period.

Our gross margin rate decreased to 13 percent for the six months ended December 29, 2012, compared to 18 percent for the three months ended December 31, 2011. Of the 5 percentage point decline in gross margin rate, approximately 3 percentage points were attributable to product mix with a higher mix of lower margin 10 Gb/s transmission products, and approximately 2 percentage points were attributable to an increase in other costs of sales because of unfavorable manufacturing variances resulting from higher overhead, and period costs.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.

Research and development expenses increased to $25.8 million for the three months ended December 29, 2012 from $17.0 million for the three months ended December 31, 2011. The increase was primarily related to the inclusion of research and development expenses in fiscal year 2013 to fund research and development associated with products acquired through the acquisition of Opnext on July 23, 2012, partially offset by a reduction in research and development expenses of $0.3 million related to synergies from aligning and reducing combined research and development resources of Oclaro and Opnext in association with the merger, and other cost reduction efforts in response to softening market conditions and lower post-flood revenues. Personnel-related costs increased to $15.0 million for the three months ended December 29, 2012, compared with $9.8 million for the three months ended December 31, 2011, primarily as a result of an increase in personnel numbers following our acquisition of Opnext. In addition, in the second quarter of fiscal year 2012, as part of our Thailand flood recovery efforts, certain of our research and development employees were redirected to efforts to restore our production capacity. As a result, our research and development expenses were $0.6 million lower than they would have been otherwise, as these amounts were recorded in flood-related expense for the three months ended December 31, 2011. Other costs, including the costs of design tools and facilities-related costs increased to $10.7 million for the three months ended December 29, 2012, compared with $7.2 million for the three months ended December 31, 2011.

Research and development expenses increased to $51.5 million for the six months ended December 29, 2012 from $34.7 million for the six months ended December 31, 2011. The increase was primarily related to the inclusion of research and development expenses in fiscal year 2013 to fund research and development associated with products acquired through the acquisition of Opnext on July 23, 2012, partially offset by a reduction in research and development expenses of $0.5 million related to synergies from aligning and reducing combined research and development resources of Oclaro and Opnext in association with the merger, and other cost reduction efforts in response to softening market conditions and lower post-flood revenues. Personnel-related costs increased to $29.5 million for the six months ended December 29, 2012, compared with $20.3 million for the six months ended December 31, 2011, primarily as a result of an increase in personnel numbers following our acquisition of Opnext. In addition, in the second quarter of fiscal year 2012, as part of our Thailand flood recovery efforts, certain of our research and development employees were redirected to efforts to restore our production capacity. As a result, our research and development expenses were $0.6 million lower than they would have been otherwise, as these amounts were recorded in flood-related expense for the six months ended December 31, 2011. Other costs, including the costs of design tools and facilities-related costs increased to $22.0 million for the six months ended December 29, 2012, compared with $14.4 million for the six months ended December 31, 2011.

In the second half of fiscal year 2013, we expect research and development expenses to decrease approximately 10 to 15 percent from the pro forma combined expenditures of Oclaro and Opnext of approximately $54.6 million for the six months ended December 29, 2012, as we implement cost synergies resulting from the acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.

Selling, general and administrative expenses increased to $23.1 million for the three months ended December 29, 2012, from $14.4 million for the three months ended December 31, 2011. The increase was primarily related to the inclusion of selling, general and administrative expenses in fiscal year 2013 attributable to the operations of Opnext, partially offset by a reduction in selling, general and administrative expenses related to synergies from aligning and reducing combined selling, general and administrative resources of Oclaro and Opnext in association with the merger, and other cost reduction efforts in response to softening market conditions and lower post-flood revenues. Personnel-related costs increased to $13.6 million for the three months ended December 29, 2012, compared with $9.3 million for the three months ended December 31, 2011, primarily as a result of an increase in personnel numbers following our acquisition of Opnext. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, increased to $9.5 million for the three months ended December 29, 2012, compared with $5.1 million for the three months ended December 31, 2011. Of the $9.5 million in other costs incurred in the second quarter of fiscal year 2013, $3.2 million related to audit, professional fees and insurance costs, $2.7 million related to sales and marketing costs, $1.9 million related to information technology costs, $1.1 million related to legal and executive costs, and $0.6 million related to human resources costs.

Selling, general and administrative expenses increased to $47.7 million for the six months ended December 29, 2012, from $32.0 million for the six months ended December 31, 2011. The increase was primarily related to the inclusion of selling, general and administrative expenses in fiscal year 2013 attributable to the operations of Opnext, partially offset by a reduction in selling, general and administrative expenses related to synergies from aligning and reducing combined selling, general and administrative resources of Oclaro and Opnext in association with the merger, and other cost reduction efforts in response to softening market conditions and lower post-flood revenues. Personnel-related costs increased to $27.2 million for the six months ended December 29, 2012, compared with $19.4 million for the six months ended December 31, 2011, primarily as a result of an increase in personnel numbers following our acquisition of Opnext. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, increased to $20.4 million for the six months ended December 29, 2012, compared with $12.6 million for the six months ended December 31, 2011. Of the $20.4 million in other costs incurred during the six months ended December 29, 2012, $7.2 million related to audit, professional fees and insurance costs, $5.6 million related to sales and marketing costs, $4.0 million related to information technology costs, $2.5 million related to legal and executive costs, and $1.3 million related to human resources costs.

In the second half of fiscal year 2013, we expect selling, general and administrative expenses to decrease approximately 15 to 20 percent from the pro forma combined expenditures of Oclaro and Opnext of approximately $50.8 million for the six months ended December 29, 2012, as we implement cost synergies resulting from the acquisition.

Amortization of Intangible Assets

Amortization of intangible assets increased to $2.4 million and $4.4 million for the three and six months ended December 29, 2012, respectively, from $0.7 million and $1.4 million for the three and six months ended December 31, 2011, respectively. The increase is a result of our acquisition of Opnext, in which we recorded $28.0 million in intangible assets as our preliminary estimate of the fair value of acquired intangible assets.

Restructuring, Acquisition and Related Costs

In connection with the acquisition of Opnext, during the six months ended December 29, 2012, we recorded $2.6 million in legal and professional fees, and initiated a restructuring plan to integrate the businesses. Under this restructuring plan, during the three months ended December 29, 2012, we recorded $0.8 million related to workforce reductions, which are included in restructuring, acquisition and related costs in the condensed consolidated statement of operations. During the six months ended December 29, 2012, we recorded $7.8 million related to workforce reductions, $0.9 million related to the impairment of certain technology that is now considered redundant following the acquisition and $0.4 million related to the write-off of net book value inventory that supported this technology during the first quarter of fiscal year 2013, which costs are included in restructuring, acquisition and related costs in the condensed consolidated statement of operations.

During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of our Shenzhen, China manufacturing operations to Venture. We expect this transition to occur in a phased and gradual transfer of products over a three year period ending in 2015 and result in approximately $35 million in lower working capital requirements, net of related costs incurred. In connection with this transition, we recorded restructuring charges for employee separation charges of $1.4 million and $2.9 million, respectively, during the three and six months ended December 29, 2012.

During the three months ended December 29, 2012, we sold our thin film filter business and interleaver product line in exchange for a total purchase price of $27.0 million in cash. In the second quarter of fiscal 2013, we recorded a gain of $25.0 million related to this sale.

During the three months ended December 31, 2011, we recorded $0.5 million in employee separation costs related to previously announced restructuring plans and incurred $1.8 million in external consulting charges related to our optimization of past acquisitions. During the three months ended December 31, 2011, we also reviewed the fair value of certain remaining earnout obligations arising from the acquisition of Mintera Corporation (Mintera) and determined that their fair value increased by $0.9 million based on revised estimates of revenues from Mintera products. This $0.9 million increase in fair value was recorded as an increase in restructuring, acquisition and related expenses in the three months ended December 31, 2011.

During the six months ended December 31, 2011, we recorded $1.1 million in employee separation costs related to previously announced restructuring plans and incurred $2.9 million in external consulting charges related to our optimization of past acquisitions. During the six months ended December 31, 2011, we also reviewed the fair value of certain remaining earnout obligations arising from the acquisition of Mintera Corporation (Mintera) and determined that their fair value decreased by $2.9 million based on revised estimates of revenues from Mintera products. This $2.9 million decrease in fair value was recorded as a decrease in restructuring, acquisition and related expenses in the six months ended December 31, 2011.

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

During the three and six months ended December 29, 2012, we recorded flood-related charges of $0.6 million and $0.9 million, respectively, related to professional fees and related expenses incurred in connection with our recovery efforts.

During the three and six months ended December 31, 2011, we recorded impairment charges of $4.2 million related to the write-off of the net book value of damaged inventory and $3.0 million related to the write-off of the net book value of property and equipment based on preliminary estimates of the damage caused by the flooding. These impairment charges are recorded within the operating expense caption flood-related (income) expense, net in our condensed consolidated statement of operations for the three and six months ended December 31, 2011. Flood-related expense for the three and six months ended December 31, 2011 also includes $1.8 million in personnel-related costs, professional fees and related expenses incurred in connection with our recovery efforts.

Other Income (Expense)

Other income (expense) decreased to $4.1 million in expense for the three months ended December 29, 2012 from $3.3 million in income for the three months ended December 31, 2011. This decrease was primarily due to recording a $3.4 million loss on foreign currency translation during the three months ended December 29, 2012, as compared to recording a $1.3 million gain on foreign currency translation during the three months ended December 31, 2011. The loss in the current quarter is predominantly a result of revaluing intercompany receivables denominated in Japanese yen. We expect the interest expense portion of other income (expense) to increase in future quarters due the issuance of our Convertible Notes in the second quarter of fiscal 2013.

Other income (expense) increased to $35.1 million in income for the six months ended December 29, 2012 from $4.5 million in income for the six months ended December 31, 2011. This increase was primarily due to recording a $39.5 million gain on bargain purchase in connection with our acquisition of Opnext in the first quarter of fiscal year 2013, partially offset by a $2.2 million gain on the sale of a minority equity investment in a private company in the second quarter of fiscal year 2012 and a $3.2 million loss on foreign currency translation during the three months ended December 31, 2012 as a result of revaluing intercompany receivables denominated in Japanese yen. We expect the interest expense portion of other income (expense) to increase in future quarters due the issuance of our Convertible Notes in the second quarter of fiscal 2013.

Income Tax Provision

For the three and six months ended December 29, 2012, our income tax provisions of $1.4 million and $2.6 million, respectively, primarily related to our foreign operations.

For the three and six months ended December 31, 2011, our income tax provisions of $0.5 million and $6.1 million, respectively, primarily related to our foreign operations. During the three and six months ended December 31, 2011, our income tax provision was reduced by $0.3 million and increased by $4.1 million, respectively, due to the impact of the impairment of certain net operating loss carryforwards in Switzerland.

RECENT ACCOUNTING STANDARDS

See Note 2, Recent Accounting Standards, to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for information regarding the effect of new accounting pronouncements on our condensed consolidated financial statements.

We adopted Accounting Standards Update 2011-08 in the third quarter of fiscal year 2012. For our annual goodwill impairment test in the fourth quarter of fiscal year 2012, we opted to bypass the qualitative assessment in accordance with the FASB Accounting Standards Codification, and performed a quantitative test for all of our reporting units.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

Net cash used by operating activities for the six months ended December 29, 2012 was $66.4 million, primarily resulting from a net loss of $21.6 million, non-cash adjustments of $37.9 million and a $6.9 million decrease in cash due to changes in operating assets and liabilities. The $6.9 million decrease in cash due to changes in operating assets and liabilities was comprised of a $10.6 million increase in inventories, a $7.9 million decrease in accrued expenses and other liabilities, a $5.8 million increase in prepaid expenses and other current assets, a $2.8 million decrease in accounts payable and a $0.5 million increase in other non-current assets, partially offset by a $20.7 million decrease in accounts receivable. The $37.9 million decrease in cash resulting from non-cash adjustments primarily consisted of a decrease of $39.5 million for the bargain purchase gain related to the acquisition of Opnext, a decrease of $25.0 million related to the gain on the sale of the thin film filter business and interleaver product line and $1.0 million from the amortization of deferred gain from sales-leaseback transactions, partially offset by $23.1 million in depreciation and amortization, $3.7 million of expense related to stock-based compensation and $0.9 million related to the impairment of certain intangibles.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended December 29, 2012 was $54.3 million, primarily consisting of $36.1 million cash acquired in the acquisition of Opnext, $26.0 million in proceeds from the sale of the thin film filter business and interleaver product line, and $2.9 million reduction in restricted cash, partially offset by $10.6 million used in capital expenditures.

Net cash used in investing activities for the six months ended December 31, 2011 was $5.6 million, primarily consisting of $9.0 million used in capital expenditures and a $0.1 million increase in restricted cash related to contractual commitments, partially offset by $3.4 million in proceeds from the sale of an investment.

Cash Flows from Financing Activities

Net cash provided by financing activities for the six months ended December 29, 2012 was $25.7 million, primarily consisting of $22.8 million in proceeds from the sale of convertible notes, $15.3 million in borrowings under our revolving credit facility and $0.7 million received from the issuance of common stock through stock option exercises and our employee stock purchase plan, partially offset by $8.6 million in payments in connection with the remaining earnout obligations related to our acquisition of Mintera, $4.0 million in payments on capital lease obligations and $0.4 million repayments on a note payable.

Net cash provided by financing activities of $19.6 million for the six months ended December 31, 2011 primarily consisted of $19.5 million in borrowings under our revolving credit facility and $0.1 million in proceeds from the issuance of common stock through stock option exercises.

Effect of Exchange Rates on Cash and Cash Equivalents for the Six months Ended December 29, 2012 and December 31, 2011

The effect of exchange rates on cash and cash equivalents for the six months ended December 29, 2012 was an increase of $2.7 million, primarily consisting of $0.6 million in net loss due to the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries and from gains of approximately $3.3 million related to the revaluation of U.S. dollar denominated operating intercompany payables and receivables of our foreign subsidiaries.

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

Credit Line and Notes

As of January 23, 2013, we had an $80.0 million senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders (the Credit Agreement) with an expiration date of November 2, 2017. See Note 7, Credit Line and Notes, for additional information regarding this credit facility.

As of December 29, 2012 and June 30, 2012, there was $40.8 million and $25.5 million, respectively, outstanding under the Credit Agreement and we were in compliance with all covenants. At December 29, 2012 and June 30, 2012, there were $30,000 and $0.1 million, respectively, in outstanding standby letters of credit secured under the Credit Agreement. These letters of credit expire at various intervals through April 2014.

On January 23, 2013, Silicon Valley Bank (SVB) and Wells Fargo (Agent) entered into a Joinder Agreement (the Joinder Agreement) pursuant to the Second Amended and Restated Credit Agreement. Pursuant to the Joinder Agreement, SVB agreed to become an additional Lender under the Credit Agreement, and the Lenders agreed to increase the revolving credit facility under the Credit Agreement from $50 million to $80 million. In connection with the Joinder Agreement, Parent paid SVB a lender fee of $150,000.

In connection with the acquisition of Opnext, we assumed a 1.5 billion Japanese yen note payable to The Sumitomo Trust Bank (Sumitomo). The note is due monthly unless renewed by Sumitomo. As of December 29, 2012, the outstanding loan balance was $17.1 million, based on the exchange rate on December 29, 2012. Interest is paid monthly at the Tokyo Interbank Offered Rate plus a premium, which for our six months ended December 29, 2012, was 1.7 percent per annum. As of December 29, 2012, we have $17.1 million in restricted cash in our condensed consolidated balance sheet related to our note payable to Sumitomo.

On December 14, 2012, we closed a private placement of $25.0 million aggregate principal amount 7.50% Exchangeable Senior Secured Second Lien Notes due 2018 (Convertible Notes). The sale of the Convertible Notes resulted in net proceeds of approximately $22.8 million. As of December 29, 2011, the net carrying value of the liability component was $23.6 million, the unamortized value of the debt discount was $1.2 million and the estimated fair value of the contingent obligation for the make-whole premium was valued at $0.1 million. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. During the three and six months ended December 29, 2012, we recorded $0.1 million in interest expense related to these Convertible Notes. See Note 7, Credit Line and Notes, for additional information regarding the Convertible Notes.

Future Cash Requirements

As of December 29, 2012, we held $78.1 million in cash and cash equivalents and $17.8 million in restricted cash. We anticipate that cash flows from execution consistent with our current operating plan, together with (i) our current cash balances, (ii) amounts expected to be available under our Credit Agreement as amended and restated on January 23, 2013, which are based on a percentage of eligible accounts receivable (as defined in the Credit Agreement), (iii) amounts anticipated to be received pursuant to our Equipment and Inventory Purchase Agreement with Venture Corporation Ltd, (iv) amounts we expect to receive from insurance carriers for flood-related claims which we have already submitted, and (v) additional amounts from the sale of non-core assets will provide us with sufficient financial resources in order to operate as a going concern through at least fiscal year 2013.

We are also exploring other sources of additional liquidity in the event that any of the sources of liquidity described in the preceding paragraph are, for any reason, not available in a timely manner or in the event that we need additional liquidity beyond our current expectations, such as to fund future growth or strengthen our balance sheet or to fund the cost of restructuring activities we may find necessary to lower our operating income break-even level. These additional sources of liquidity could include one, or a combination, of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all. In addition to the insurance coverage advance payments we have already received, we also expect to receive substantial additional insurance proceeds, although neither the amounts nor the timing of such payments can be reasonably estimated at this time.

From time to time, we have engaged in discussions with third parties concerning potential acquisitions or dispositions of product lines, technologies and businesses, such as our acquisition of Opnext, our merger with Avanex, our acquisitions of Xtellus and Mintera, our exchange of assets agreement with Newport, our sale of our thin film filter business and interleaver product line, and our sale of a legacy product line. We continue to consider potential additional opportunities. Any such transactions could result in us issuing a significant number of new equity or debt securities (including promissory notes), the incurrence or assumption of debt, and the utilization of our cash and cash equivalents. We may also be required to raise additional funds to complete any such acquisition, through either the issuance of equity securities and/or borrowings. If we raise additional funds or acquire businesses or technologies through the issuance of equity securities, our existing stockholders may experience significant dilution.

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

INTEREST RATES

We finance our operations through a mixture of issuances of equity securities, finance leases, working capital and by drawing on our Credit Agreement. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed under our Credit Agreement, note with Sumitomo, Convertible Notes and through our capital leases. At December 29, 2012 there was $40.8 million outstanding under our Credit Agreement at an average interest rate of 4.5 percent per annum, $17.1 million outstanding under our yen-denominated loan with Sumitomo at an average interest rate of 1.7 percent per annum, $25.0 million of Convertible Notes outstanding with an interest rate of 7.5 percent and $24.6 million outstanding under capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense by $1.1 million.

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

As of December 29, 2012, our U.K. subsidiary had $66.1 million, net, in U.S. dollar denominated operating intercompany payables, $50.9 million in U.S. dollar denominated accounts receivable and payable, net, related to sales to external customers and purchases from suppliers, and $24.1 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $0.9 million (U.S. dollar strengthening), or loss of $0.9 million (U.S. dollar weakening) on the translation of these receivables and other cash balances, which would be recorded as gain (loss) on foreign exchange in our condensed consolidated statement of operations. As of December 29, 2012, our Japan subsidiary had $37.9 million, net, in U.S. dollar denominated operating intercompany payables, $20.2 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $22.9 million in U.S. dollar denominated cash and restricted cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $3.5 million (U.S. dollar weakening), or loss of $3.5 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign exchange in our consolidated statement of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 29, 2012, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the three months ended December 29, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On December 21, 2012, Labyrinth Optical Technologies LLC filed a complaint against us in United States District Court for the Central District of California alleging that certain coherent transponder modules, coherent receivers and DQPSK transceivers sold by us infringe Labyrinth Optical US patent Nos. 7,599,627 and 8,103,173. Labyrinth Optical is seeking damages and injunctive relief. We are unable at this time to estimate the effect of this lawsuit on our financial position, results of operations or cash flows.

Five putative class actions challenging the merger between Opnext, Inc., Tahoe Acquisition Sub, Inc. and Oclaro, Inc. (“Merger”) were filed in the Superior Court of the State of California in and for the County of Alameda: (1) Martin Zilberberg v. Charles J. Abbe, No RG12623460, on March 28, 2012; (2) Eleanor Welty v. Harry L. Bosco, Case No. RG12624240, on April 4, 2012; (3) Todd Wright v. Harry L. Bosco, Case No. RG12624343, on April 5, 2012; (4) Stephen Greenberg v. Charles J. Abbe, No. RG12624444, on April 5, 2012; and (5) Mark Graf v. Opnext, Inc., No. RG12624798, on April 9, 2012. Two putative class actions challenging the Merger were filed in the Delaware Court of Chancery: (1) Glenn Freedman v. Opnext, Inc., CA No. 7400-VCL, on April 5, 2012; and (2) Berger v. Bosco, No. 7406-VCL, on April 9, 2012. The defendants in each case were Opnext and the members of Opnext’s Board (collectively, the “Opnext Defendants”), Oclaro, Inc. and Tahoe Acquisition Sub, Inc. (collectively, the “Oclaro Defendants”). Each action alleged that the Opnext Defendants breached their fiduciary duties to Opnext stockholders by entering into the Merger Agreement. Each action further alleged that the Oclaro Defendants aided and abetted those breaches of fiduciary duties. On July 6, 2012, plaintiff Wright voluntarily dismissed his complaint. The remaining plaintiffs executed a memorandum of understanding settling these matters, subject to court approval. Under the proposed settlement, the remaining plaintiffs agreed to settle these matters for additional disclosures only, and agreed to limit their application for fees and costs to $235,000. On January 31, 2013, the Alameda County Superior Court entered an order approving the settlement and granting plaintiffs’ counsel $235,000 in fees and costs. On February 1, 2013, the Delaware Court of Chancery entered a stipulated order dismissing the Delaware actions.

On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (Pension Fund) as lead plaintiff for the putative class. On April 26, 2012, the Pension Fund filed a second amended complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that we and certain of our officers and directors issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. On September 21, 2012, the Court dismissed the second amended complaint with leave to amend. After the Pension Fund moved for reconsideration, on January 10, 2013, the Court allowed plaintiffs to take discovery regarding statements made in May and June 2010. Plaintiffs have said that they intend to file a third amended complaint seeking to state a claim based on statements allegedly made from July through October 2010. Discovery has commenced, and no trial has been scheduled in this action. We intend to defend this litigation vigorously. We are unable at this time to estimate the effects of this lawsuit on our financial position, results of operations or cash flows.

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

In addition, during the first quarter of fiscal year 2012, we issued 0.9 million shares of our common stock related to the settlement of our Xtellus escrow liability. In October 2011, we paid $0.5 million in cash and issued 0.8 million shares of our common stock to pay earnout obligations related to our acquisition of Mintera. In the fourth quarter of fiscal year 2012, we paid $2.2 million to settle a portion of our Mintera earnout obligations, and settled the remaining $8.6 million obligation in cash in the first quarter of fiscal year 2013.

Our acquisition of Opnext and other acquisitions involve a number of other potential risks to our business, including the following, any of which could harm our business:

•	failure to realize the potential financial or strategic benefits of the acquisition;

•	increased costs associated with merged or acquired operations;

•	increased indebtedness obligations;

•	economic dilution to gross and operating profit (loss) and earnings (loss) per share;

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

Our integration with acquired businesses has been and will continue to be a complex, time-consuming and expensive process. We cannot assure you that we will be able to successfully integrate these businesses in a timely manner, or at all, or that any of the anticipated benefits from our acquisition of Opnext or previous acquisitions will be realized. There are inherent challenges in integrating the operations of geographically diverse companies. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from our acquisition of Opnext and previously acquired entities with our management and personnel. Our failure to achieve the strategic objectives of our acquisition of Opnext or previous acquisitions could have a material adverse effect on our revenues, expenses and our other operating results and cash resources, and could result in us not achieving the anticipated potential benefits of these transactions. In addition, we cannot assure you that the growth rate of the combined company will equal the historical growth rate experienced by any of the companies that we have acquired including Opnext. Comparable risks would accompany any divestiture of business or assets we might undertake.

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

We have historically incurred losses and negative cash flows from operations since our inception. As of December 29, 2012, we had an accumulated deficit of $1,214.2 million. We incurred losses from continuing operations for the years ended June 30, 2012 and July 2, 2011, of $66.5 million and $46.4 million, respectively. Similarly, prior to our acquisition of Opnext, Opnext had a history of net losses and negative cash flows. For the fiscal years ended March 31, 2012 and 2011, Opnext incurred net losses of $84.4 million and $31.8 million, respectively. Even though we generated income of $11.0 million from continuing operations for the year ended July 3, 2010, we have not been profitable in subsequent fiscal years and may not be able to achieve profitability in any future periods. If we are unable to do so, we may need additional financing, which may not be available to us on commercially acceptable terms or at all, to execute on our current or future business strategies.

Our revenues and operating results are likely to fluctuate significantly as a result of factors that are outside our control.

Our revenues and operating results are likely to fluctuate significantly in the future as a result of factors that are outside our control. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, changes in the pricing of our products due to competitive pressures as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, consumer and biotechnology markets. Purchase decisions by our customers are also impacted by the capital expenditure plans of the global telecom carriers, which tend to be the primary customers of our customers. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase products from us. For example, during the second half of fiscal 2012, our revenues were adversely impacted by a significant change in demand expectations from a particular major customer. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred, could vary significantly. Because our business is capital intensive, significant fluctuations in our revenues can have a significant adverse impact on our operating results.

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

We initiated plans to relocate our operations located in Totsuka, Japan. Our business may experience disruption due to this planned relocation.

We initiated plans to relocate our manufacturing and research and development facilities, as well as our administrative offices, currently in Totsuka, Japan to a facility we leased from Yokogawa Electric Corporation in Sagamihara-shi, Kanagawa Prefecture, Japan. There can be no assurance that such relocation will not adversely impact our production capacity or manufacturing yields or divert management’s attention from the day-to-day operations of our business, any of which could adversely affect our business, results of operations and cash flows.

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

We may not be able to maintain or improve our gross margins, due to the current economic uncertainty, changes in customer demand (including a change in product mix between different areas of our business) and pricing pressure from increased competition or other factors. During fiscal year 2012, our gross margin decreased as compared to fiscal year 2011. Similarly, Opnext also experienced a decrease in its gross margin during the fiscal year 2012 from fiscal year 2011. We are attempting to reduce our product costs and improve our product mix to offset price competition and erosion expected in most product categories, but there is no assurance that we will be successful. Our gross margins can also be adversely impacted for reasons including, but not limited to, fixed manufacturing costs that would not be expected to decrease in proportion to any decrease in revenues, as occurred due to the flooding in Thailand, unfavorable production yields or variances, increases in costs of input parts and materials, the timing of movements in our inventory balances, warranty costs and related returns, changes in foreign currency exchange rates, and possible exposure to inventory valuation reserves. Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations.

Our results of operations have been and will be materially and adversely affected by the flooding in Thailand.

In October 2011, certain areas in Thailand suffered major flooding as a result of monsoons. This flooding had a material impact on our business and results of operations and on the business and results of operations of Opnext. The primary contract manufacturer for us and Opnext, Fabrinet, suspended operations at two factories located in Chokchai, Thailand and Pinehurst, Thailand. The Chokchai factory suffered extensive flood damage and became inaccessible due to high water levels inside and surrounding the manufacturing facility. As a result of this flooding, we and Opnext experienced a significant decline in products sales in fiscal year 2012, and are uncertain about the likelihood of recovering customer share of certain products to pre-flood levels, including certain data communications products. We also had delays in the recovery of our ramp of 40G modulators which impacted our 40G modulator and 40G transponder revenues in our first fiscal quarter of 2013. We also incurred significant damage to our inventory and property and equipment located at the Chokchai facility. During the year ended June 30, 2012, we recorded impairment charges of $4.2 million related to the write-off of the net book value of damaged inventory and $3.9 million related to the write-off of the net book value of property and equipment based on our preliminary estimates of the damage caused by the flooding; and we incurred $5.3 million in personnel-related costs, professional fees and related expenses in connection with our recovery efforts. Similarly, during the quarter ended December 31, 2011, Opnext recorded charges of $9.7 million for fixed asset impairments and $10.9 million for damaged inventory based on its preliminary estimates of the damage caused by the flooding. Although we do not anticipate incurring additional material expenses or losses related to damaged equipment and inventory or recovery efforts in fiscal year 2013, we will continue to evaluate our estimates of flood-related losses.

It is possible that our customers could experience supply chain disruptions as a result of other suppliers whose manufacturing operations in Thailand have been impacted by the flooding which could impact our customers’ demand, or the timing of their demand, for our products. It is also possible that our customers will seek alternative suppliers of comparable products if we are unable to meet their supply needs as a result of the flooding in Thailand. While we believe our insurance coverage, both property and business interruption, will mitigate a portion of the adverse impact, there can be no assurance as to the amount or timing of insurance recoveries beyond those received through December 2012, or that the timing or amounts will be sufficient to fully compensate for negative impacts on our operating cash flow during the recovery period. If we do not efficiently and effectively mitigate the impact of the flooding on our business or if the adverse impact extends for a longer period of time than expected, our results of operations would be materially and adversely affected.

Our business and results of operations may continue to be negatively impacted by general economic, financial market conditions and market conditions in the industries in which we operate, and such conditions may increase the other risks that affect our business.

Over the past few years, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, rating downgrades of investments and reduced valuations of securities generally. In light of these economic conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for our products. It is possible that economic conditions could result in further setbacks, and that these customers, or others, could as a result significantly reduce their capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. These conditions have contributed materially and adversely affected the market conditions in the industries in which we operate, and have had a material adverse impact on our revenues. In addition, the financial downturn affected the financial strength of certain of our customers, including their ability to obtain credit to finance purchases of our products, and could adversely affect additional customers in the future. Our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all. To a large degree, orders from our customers are dependent on demand from telecom carrier capital expenditures around the world. The capital expenditure plans and execution by telecom carriers can also be adversely impacted, both in terms of total spend and in determination of areas of investment within network infrastructures, by global and regional macroeconomic conditions.

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

As of December 29, 2012, we held $78.1 million in cash and cash equivalents and $17.8 million in restricted cash. The optical communications industry is subject to significant operational fluctuations. In order to remain competitive we incur substantial costs associated with research and development, qualification, production capacity and sales and marketing activities in connection with products that may be purchased, if at all, long after we have incurred such costs. In addition, the rapidly changing industry in which we operate, the length of time between developing and introducing a product to market, frequent changing customer specifications for products, customer cancellations of products and general down cycles in the industry, among other things, make our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations, or be able to draw down on our $80.0 million senior secured revolving credit facility, to the extent we anticipate, or at all, obtain insurance reimbursement proceeds in the amount and within the time frame that we expect, or otherwise have sufficient capital resources to meet our future capital or liquidity needs. If this occurs, we may need additional financing to execute on our current or future business strategies. We may also decide it is prudent to undertake restructuring activities to reduce our cost base and lower our operating income break-even level, and those efforts may require financing which we may or may not be able to generate.

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

Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, during the six months ended December 29, 2012 and in the years ended June 30, 2012, July 2, 2011 and July 3, 2010, our three largest customers accounted for 33 percent, 29 percent, 36 percent and 29 percent of our revenues, respectively. Similarly, for Opnext, sales to its two largest customers in fiscal year 2012 accounted for 41 percent of its total revenues and sales to its three largest customers in fiscal year 2011 accounted for 45 percent of its total revenues. The combined company continues to rely on a limited number of customers for a significant portion of its revenue. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, during the second half of fiscal 2012, our revenues were adversely impacted by a significant change in demand expectations from a particular major customer. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.

The majority of our long-term customer contracts do not commit customers to specified buying levels, and our customers may decrease, cancel or delay their buying levels at any time with little or no advance notice to us.

The majority of our customers typically purchase our products pursuant to individual purchase orders or contracts that do not contain purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but many of these customers may decrease, cancel or delay purchase orders already in place, and the impact of any such actions may be intensified given our dependence on a small number of large customers. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short-term and long-term financial and operating goals and result in excess and obsolete inventory. For example, in mid-September 2010, we did experience certain deferrals and cancellation of orders which adversely impacted our financial results. In addition, during the second half of fiscal 2012, our revenues were adversely impacted by a significant change in demand expectations from a particular major customer.

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

We initiated plans to relocate our operations located in Totsuka, Japan. Our business may experience disruption due to this planned relocation.

We initiated plans to relocate our manufacturing and research and development facilities, as well as our administrative offices, currently in Totsuka, Japan to a facility we leased from Yokogawa Electric Corporation in Sagamihara-shi, Kanagawa Prefecture, Japan. There can be no assurance that such relocation will not adversely impact our production capacity or manufacturing yields or divert management’s attention from the day-to-day operations of our business, any of which could adversely affect our business, results of operations and cash flows.

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

As of December 29, 2012, we had approximately 3,200 employees in a total of 24 facilities around the world. As a result of the acquisition of Opnext, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization, including managing and executing the planned acquisition synergies and transitions with Opnext, could have a material adverse effect on our operating results and, as a result, on the market price of our common stock. The Opnext acquisition and other recent acquisitions have increased our serviceable available markets and scaling the company to address the growth potentially available from addressing these markets, and potentially available within our previously existing markets, creates additional challenges of a similar nature.

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

As of December 29, 2012, we had goodwill of approximately $10.9 million and $39.4 million in other intangible assets on our condensed consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period in which such determination is made. The testing of goodwill for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge. During the first quarter of fiscal year 2013, we recorded $0.9 million in restructuring charges related to the impairment of certain technology that is now considered redundant following the acquisition of Opnext.

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

For instance, we accrued $5.4 million and $2.2 million in restructuring charges during fiscal years 2009 and 2010, respectively, in connection with our merger with Avanex. On July 4, 2009, we completed the exchange of our New Focus business to Newport in exchange for Newport’s high powered laser diode business, which resulted in us incurring $0.5 million in restructuring charges in fiscal year 2010 in connection with the transfer of the Tucson manufacturing operations to our European facilities. During fiscal year 2011, we incurred $0.6 million in restructuring charges related to a restructuring plan specific to our acquisition of Mintera. During fiscal year 2012 and the six months ended December 29, 2013, we incurred $6.0 million and $2.9 million in restructuring charges, respectively, in connection with the transition of our Shenzhen, China assembly and test operations to Venture, and expect to incur an additional $5.5 million to $9.5 million in restructuring charges over the remaining transition period. During the first half of fiscal year 2013, we incurred $9.1 million in restructuring charges in connection with the acquisition and integration of Opnext, and expect to incur additional restructuring charges related to this plan over the next two fiscal quarters.

If our customers do not qualify our manufacturing lines or the manufacturing lines of our subcontractors for volume shipments, our operating results could suffer.

Most of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Our manufacturing lines have passed our qualification standards, as well as our technical standards. However, our customers also require that our manufacturing lines pass their specific qualification standards and that we, and any subcontractors that we may use, be registered under international quality standards. In addition, we have in the past, and may in the future, encounter quality control issues as a result of relocating our manufacturing lines or introducing new products to fill production. We may be unable to obtain customer qualification of our manufacturing lines or we may experience delays in obtaining customer qualification of our manufacturing lines. Such delays or failure to obtain qualifications would harm our operating results and customer relationships. To the extent we introduce new contract manufacturing partners and move any production lines from existing internal or external facilities the new production lines will likely need to be re-qualified with customers. Exposures to these risks could increase materially during the transition of our Shenzhen product lines to Venture Malaysia, and as a result of our acquisition and integration of Opnext, including relocating certain operations from Totsuka, Japan to a different leased facility in Sagamihara, Japan.

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

Opnext was initially created as a stand-alone entity by acquiring certain assets of Hitachi through various transactions. In connection with these transactions, Opnext acquired a number of patents and know-how from Hitachi, but also granted Hitachi and its wholly owned subsidiaries a perpetual right to continue to use those patents and know-how, as well as other patents and know-how that Opnext developed during a period which ended in July 2011 (or October 2012 in certain cases). This license back to Hitachi is broad and permits Hitachi to use this intellectual property for any products or services anywhere in the world, including licensing this intellectual property to competitors of the combined company.

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

For fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, 18 percent, 17 percent and 19 percent of our revenues, respectively, were derived from sales to customers located in the United States and 82 percent, 83 percent and 81 percent of our revenues, respectively, were derived from sales to customers located outside the United States. Similarly, for Opnext’s fiscal years ended March 31, 2012, 2011 and 2010, 45 percent, 40 percent and 45 percent of its revenues, respectively, were derived from sales to customers located in the United States and 55 percent, 60 percent and 55 percent of its revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

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

Our future success depends, in part, on our ability to attract and retain key personnel. Competition for highly skilled technical personnel is extremely intense and we continue to face difficulty identifying and hiring qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future success also depends on the continued contributions of our executive management team and other key management and technical personnel, each of whom would be difficult to replace. The loss of services of these or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business. Following the closing of our acquisition of Opnext, we and our Chairman and Chief Executive Officer, Alain Couder, agreed upon a plan by which Mr. Couder will continue as our Chairman and Chief Executive Officer until June 30, 2014, when he will retire from the position of Chief Executive Officer. We will need to identify and recruit Mr. Couder’s successor as Chief Executive Officer over the next year and a half. If we fail to identify or recruit the right person to be his successor in a timely manner, such a failure could have a material adverse effect on our business. It is also possible that as we approach Mr. Couder’s expected retirement date, we could find it more difficult to retain key employees as they contemplate a change in our Chief Executive Officer position.

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

Risks Related to Our Common Stock

We have a substantial amount of debt and may be unable to service or refinance this debt, which could have a material adverse effect on our business in the future, and may place us at a competitive disadvantage in our industry.

As of December 29, 2012, we had consolidated debt of $106.1 million outstanding, net, all of which was secured, including $40.8 million outstanding under our senior secured revolving credit facility and $25.0 million outstanding pursuant to the issuance by our wholly-owned subsidiary in December 2012 of 7.50% exchangeable senior secured second lien notes due 2018.

This high level of debt could have negative consequences. For example, it could:

•	result in our inability to comply with the financial and other restrictive covenants in our current and future credit facilities;

•	increase our vulnerability to adverse industry and general economic conditions;

•

require us to dedicate a substantial portion of our cash flow from operations to make scheduled principal payments on our debt, thereby reducing the availability of our cash flow for working capital, capital investments and other business activities;

•	limit our ability to obtain additional financing to fund future working capital, capital investments and other business activities;

•	limit our ability to refinance our indebtedness on terms that are commercially reasonable, or at all;

•	expose us to the risk of interest rate fluctuations to the extent we pay interest at variable rates on the debt;

•	limit our flexibility to plan for, and react to, changes in our business and industry; or

•	place us at a competitive disadvantage relative to our less leveraged competitors.

Despite existing debt levels, we may still be able to incur substantially more debt, which would increase the risks associated with our leverage.

Even with our existing debt levels, we may be able to incur substantial amounts of additional debt in the future, including debt under the senior secured revolving credit facility and any future credit facilities, some or all of which may be secured. Although the terms of the senior secured revolving credit facility and any future credit facilities will limit our ability to incur additional debt, these terms do not and will not prohibit us from incurring substantial amounts of additional debt. If new debt is added to our current debt levels, the related risks that we and they now face could intensify and could further exacerbate the risks associated with our leverage.

Servicing our debt will require a significant amount of cash and our ability to generate cash may be affected by factors beyond our control.

Our business may not generate cash flow in an amount sufficient to enable us to pay the principal of, or interest on, our indebtedness or to fund our other liquidity needs, including working capital, capital expenditures, product development efforts, strategic acquisitions, investments and alliances and other general corporate requirements.

If we cannot fund our liquidity needs, we will have to take actions such as: reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances; selling assets; restructuring or refinancing our debt; or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be affected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our Credit Agreement limits the use of the proceeds from any disposition of assets disposition. As a result, we may not be allowed to use the proceeds from such dispositions to satisfy all current debt service obligations. In addition, if we incur additional debt, the risks associated with our substantial leverage, including the risk that we would be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

Restrictive covenants in our Credit Agreement, the indenture governing our outstanding notes and the agreements governing our other indebtedness restrict our ability to operate our business.

Our Credit Agreement and the indenture governing our outstanding senior secured second lien notes contain, and agreements governing indebtedness we may incur in the future may contain, covenants that restrict our ability to, among other things, incur additional debt, pay dividends, make investments, enter into transactions with affiliates, merge or consolidate with other entities or sell all or substantially all of our assets. Additionally, the Credit Agreement requires us to comply with certain financial covenants. A breach of any of these covenants could result in a default under these agreements, which could allow the lenders or holders to declare all amounts outstanding thereunder immediately due and payable. If we are unable to repay outstanding borrowings when due, the lenders under the Credit Agreement, the second lien collateral agent under the indenture governing these notes and similar agents under other agreements would have the right to proceed against the collateral granted to them. We may also be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our indebtedness.

At times, the market price of our common stock has fluctuated significantly.

The market price of our common stock has been, and is likely to continue to be, highly volatile. For example, between September 29, 2012 and December 29, 2012, the market price of our common stock ranged from a low of $1.11 per share to a high of $2.81 per share. Many factors could cause the market price of our common stock to rise and fall. In addition to the matters discussed in other risk factors included in our public filings, some of the reasons for the fluctuations in our stock price are:

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

•	future sales of common stock, or securities convertible into, exchangeble or exercisable for common stock;

•	adverse judgments or settlements obligating us to pay damages;

•	future issuances of common stock in connection with acquisitions or other transactions;

•	acts of war, terrorism, or natural disasters;

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

We are not restricted from issuing additional shares of our common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, shares of our common stock. Issuances of shares of our common stock or convertible securities, including outstanding options and warrants, will dilute the ownership interest of our stockholders.

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

The exhibits filed as part of this Quarterly Report on Form 10-Q, or incorporated by reference, are listed on the Exhibit Index immediately preceding such exhibits, wh`ich Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCLARO, INC. (Registrant)

Date: February 7, 2013	By:	/s/ JERRY TURIN
Jerry Turin
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated March 26, 2012, among Oclaro, Inc., Tahoe Acquisition Sub, Inc. and Opnext, Inc. (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 26, 2012 and incorporated herein by reference)

3.1	Amended and Restated Bylaws of Oclaro, Inc., including Amendments No. 1 and No. 2 thereto (formerly Bookham, Inc.) (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-8 dated May 5, 2009 and incorporated herein by reference)

3.2	Amendment No. 3 to Amended and Restated By-Laws of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 28, 2011 and incorporated herein by reference).

3.3	Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K filed on September 1, 2010 and incorporated herein by reference)

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 27, 2012 and incorporated herein by reference.)

10.1	Registration Rights Agreement between Oclaro, Inc. and Hitachi, Ltd. (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 24, 2012 and incorporated herein by reference.)

10.2 (1)	Purchase Agreement, dated December 14, 2012, entered into by Oclaro, Inc., Oclaro Luxembourg S.A., certain of Oclaro, Inc.’s domestic and foreign subsidiaries and Morgan Stanley & Co. LLC.

10.3 (1)(2)	Second Amended and Restated Credit Agreement, dated as of November 2, 2012, by and among Oclaro, Inc., Oclaro Technology Ltd, Wells Fargo Capital Finance, Inc. and other lenders party thereto.

10.4 (1)	Joinder Agreement to Second Amended and Restated Credit Agreement, dated as of January 23, 2013, by and between Silicon Valley Bank and Wells Fargo Capital Finance, Inc..

10.5 (1)(2)

Amendment Number One to Second Amended and Restated Credit Agreement and Amended and Restated Security Agreements, dated as of January 23, 2013, by and among Oclaro, Inc., Oclaro Technology Ltd,

Wells Fargo Capital Finance, Inc., Silicon Valley Bank and other lenders party thereto.

10.6 (1)(2)

Security Agreement (Domestic), dated as of as of November 2, 2012, among Oclaro, Inc., Oclaro Photonics, Inc., Oclaro Technology, Inc., Oclaro (New Jersey), Inc., Oclaro (North America), Inc., Mintera Corporation, Opnext, Inc., Pine Photonics Communications, Inc., Opnext Subsystems, Inc., Wells Fargo Capital Finance, Inc., Silicon Valley Bank and other lenders party thereto.

10.7 (1)(2)	Security Agreement (Foreign), dated as of as of November 2, 2012, among Oclaro, Inc., Oclaro Technology Ltd., Bookham International, Ltd., Bookham Nominees Ltd., Oclaro (Canada), Inc., Oclaro Innovations LLP, Wells Fargo Capital Finance, Inc. and other lenders party thereto.

10.8 (1)	Asset Purchase Agreement between Oclaro, Inc. and II-VI Incorporated, Photop Technologies, Inc. (California) and Photop Koncent, Inc. (Fuzhou) (China) dated as of November 19, 2012.

31.1 (1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS (3)	XBRL Instance Document

101.SCH (3)	XBRL Taxonomy Extension Schema Document

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.
(3)	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.