Form 10-Q/A
period 2012-12-29
OCLARO, INC.
filed 2013-02-15
CIK 1110647

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

EXPLANATORY NOTE

Oclaro, Inc. (the “Company”) is filing this Amendment No. 1 to Form 10-Q (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended December 29, 2012 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “Commission”) on February 7, 2013. The purpose of this Amendment is to file Exhibit 4.1, which was inadvertently omitted from the original filing of the Form 10-Q.

This Amendment contains only the Cover Page to this Form 10-Q/A, this Explanatory Note, Item 6, the Signature Page and Exhibits 4.1, 31.1 and 31.2. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

OCLARO, INC.
(Registrant)

Date: February 15, 2013	By:	/s/ JERRY TURIN
Jerry Turin
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated March 26, 2012, among Oclaro, Inc., Tahoe Acquisition Sub, Inc. and Opnext, Inc. (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 26, 2012 and incorporated herein by reference)

3.1	Amended and Restated Bylaws of Oclaro, Inc., including Amendments No. 1 and No. 2 thereto (formerly Bookham, Inc.) (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-8 dated May 5, 2009 and incorporated herein by reference)

3.2	Amendment No. 3 to Amended and Restated By-Laws of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 28, 2011 and incorporated herein by reference).

3.3	Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K filed on September 1, 2010 and incorporated herein by reference)

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 27, 2012 and incorporated herein by reference.)

4.1 (1)	Indenture, dated December 14, 2012, entered into by Oclaro, Inc., Oclaro Luxembourg S.A., certain of Oclaro, Inc.’s domestic and foreign subsidiaries and Wells Fargo Bank, National Association

10.1	Registration Rights Agreement between Oclaro, Inc. and Hitachi, Ltd. (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 24, 2012 and incorporated herein by reference.)

10.2	Purchase Agreement, dated December 14, 2012, entered into by Oclaro, Inc., Oclaro Luxembourg S.A., certain of Oclaro, Inc.’s domestic and foreign subsidiaries and Morgan Stanley & Co. LLC. (previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013 and incorporated herein by reference)

10.3 (2)	Second Amended and Restated Credit Agreement, dated as of November 2, 2012, by and among Oclaro, Inc., Oclaro Technology Limited, Wells Fargo Capital Finance, Inc. and other lenders party thereto. (previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013 and incorporated herein by reference)

10.4	Joinder Agreement, dated as of January 23, 2013, by and among Silicon Valley Bank and Wells Fargo Capital Finance, Inc. pursuant to the Second Amended and Restated Credit Agreement, dated as of November 2, 2012, among Oclaro, Inc., Oclaro Technology Limited, each lender party thereto Wells Fargo Capital Finance, Inc. (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013 and incorporated herein by reference)

10.5 (2)

Amendment Number One to Second Amended and Restated Credit Agreement and Amended and Restated Security Agreements, dated as of January 23, 2013, by and among Oclaro, Inc., Oclaro Technology Ltd,

Wells Fargo Capital Finance, Inc., Silicon Valley Bank and other lenders party thereto. (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013 and incorporated herein by reference)

10.6 (2)	Security Agreement (Domestic), dated as of as of November 2, 2012, among Oclaro, Inc., Oclaro Photonics, Inc., Oclaro Technology, Inc., Oclaro (New Jersey), Inc., Oclaro (North America), Inc., Mintera Corporation, Opnext, Inc., Pine Photonics Communications, Inc., Opnext Subsystems, Inc., Wells Fargo Capital Finance, Inc., Silicon Valley Bank and other lenders party thereto. (previously filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013 and incorporated herein by reference)

10.7 (2)	Security Agreement (Foreign), dated as of as of November 2, 2012, among Oclaro, Inc., Oclaro Technology Ltd., Bookham International, Ltd., Bookham Nominees Ltd., Oclaro (Canada), Inc., Oclaro Innovations LLP, Wells Fargo Capital Finance, Inc. and other lenders party thereto. (previously filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013 and incorporated herein by reference)

10.8	Asset Purchase Agreement between Oclaro, Inc. and II-VI Incorporated, Photop Technologies, Inc. (California) and Photop Koncent, Inc. (Fuzhou) (China) dated as of November 19, 2012. (previously filed as Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013 and incorporated herein by reference)

31.1 (1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 (previously filed as Exhibit 32.1 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013 and incorporated herein by reference)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 (previously filed as Exhibit 32.2 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013 and incorporated herein by reference)

101.INS (3)	XBRL Instance Document

101.SCH (3)	XBRL Taxonomy Extension Schema Document

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.
(3)	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.