Form 10-Q
period 2013-03-30
OCLARO, INC.
filed 2013-05-09
CIK 1110647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

92,626,412 shares of common stock outstanding as of May 3, 2013

OCLARO, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OCLARO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 30, 2013	June 30, 2012
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$59,614	$61,760
Restricted cash	16,919	614
Short-term investments	3,979	—
Accounts receivable, net, including $2,838 due from related parties at March 30, 2013	106,616	74,666
Inventories	133,645	78,444
Prepaid expenses and other current assets	28,493	12,582

Total current assets	349,266	228,066

Property and equipment, net	90,731	59,616
Intangible assets, net	36,917	16,645
Goodwill	10,904	10,904
Other non-current assets	6,652	13,075

Total assets	$494,470	$328,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $1,808 due to related parties at March 30, 2013	$102,415	$60,098
Accrued expenses and other liabilities	56,583	49,944
Capital lease obligations, current	10,218	—
Note payable	15,611	—
Credit line payable	39,995	25,500

Total current liabilities	224,822	135,542

Deferred gain on sale-leasebacks	10,878	12,722
Convertible notes payable	23,668	—
Capital lease obligations, non-current	10,677	—
Other non-current liabilities	23,285	12,391

Total liabilities	293,330	160,655

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 175,000 shares authorized and 92,641 shares issued and outstanding at March 30, 2013; 90,000 shares authorized and 51,511 shares issued and outstanding at June 30, 2012	926	515
Additional paid-in capital	1,426,834	1,330,172
Accumulated other comprehensive income	38,990	29,538
Accumulated deficit	(1,265,610)	(1,192,574)

Total stockholders’ equity	201,140	167,651

Total liabilities and stockholders’ equity	$494,470	$328,306

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Thousands, except per share amounts)
Revenues, including $1,252 and $8,592 from related parties for the three and nine months ended March 30, 2013, respectively	$141,642	$88,709	$449,920	$281,018
Cost of revenues	128,868	75,021	396,425	232,422

Gross profit	12,774	13,688	53,495	48,596
Operating expenses:
Research and development	25,237	15,045	76,752	49,736
Selling, general and administrative	22,465	14,889	69,778	46,848
Amortization of intangible assets	2,400	775	6,828	2,224
Restructuring, acquisition and related (gains) costs, net	3,085	2,189	(7,944)	3,643
Flood-related (income) expense, net	(11,548)	(3,267)	(10,643)	5,821
(Gain) loss on sale of property and equipment	74	(13)	62	84

Total operating expenses	41,713	29,618	134,833	108,356

Operating loss	(28,939)	(15,930)	(81,338)	(59,760)
Other income (expense):
Interest income (expense), net	(1,103)	(303)	(2,230)	(705)
Gain (loss) on foreign currency translation	(7,353)	(261)	(10,580)	2,429
Other income (expense)	(3,760)	—	(3,760)	2,238
Gain on bargain purchase	—	—	27,865	—

Total other income (expense)	(12,216)	(564)	11,295	3,962

Loss before income taxes	(41,155)	(16,494)	(70,043)	(55,798)
Income tax provision	386	668	2,993	6,774

Net loss	$(41,541)	$(17,162)	$(73,036)	$(62,572)

Net loss per share:
Basic	$(0.46)	$(0.34)	$(0.84)	$(1.25)
Diluted	$(0.46)	$(0.34)	$(0.84)	$(1.25)
Shares used in computing net loss per share:
Basic	90,263	50,814	86,770	50,251
Diluted	90,263	50,814	86,770	50,251

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Thousands)
Net loss	$(41,541)	$(17,162)	$(73,036)	$(62,572)
Other comprehensive income (loss):
Unrealized gain (loss) on hedging transactions	—	77	(7)	11
Unrealized gain (loss) on marketable securities	(8)	3	4	(58)
Currency translation adjustments	4,294	2,256	9,110	(4,620)
Pension adjustment, net of tax benefits	156	—	345	—

Total comprehensive loss	$(37,099)	$(14,826)	$(63,584)	$(67,239)

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 30, 2013	March 31, 2012
	(Thousands)
Cash flows from operating activities:
Net loss	$(73,036)	$(62,572)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred gain on sale-leasebacks	(1,547)	(694)
Amortization of debt discount and issuance costs	86	—
Depreciation and amortization	32,106	16,597
Impairment of other intangibles	864	—
Adjustment in fair value of earnout obligation	—	(2,158)
Gain on bargain purchase	(27,865)	—
Flood-related non-cash losses	—	7,905
Gain on sale of assets	(24,846)	—
Stock-based compensation expense	5,440	4,930
Other non-cash adjustments	3,701	(4,101)
Changes in operating assets and liabilities:
Accounts receivable, net	28,240	21,381
Inventories	1,201	9,665
Prepaid expenses and other current assets	(9,915)	822
Other non-current assets	(98)	(73)
Accounts payable	(18,883)	(16,957)
Accrued expenses and other liabilities	(7,133)	1,335

Net cash used in operating activities	(91,685)	(23,920)

Cash flows from investing activities:
Purchases of property and equipment	(13,210)	(15,883)
Proceeds from sale of assets	26,000	2,900
Proceeds from sales of investments	—	3,438
Transfer from (to) restricted cash	3,691	(39)
Cash acquired from business combinations	36,123	—

Net cash provided by (used in) investing activities	52,604	(9,584)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,712	71
Proceeds from borrowings under credit line	15,256	25,500
Proceeds from the sale of convertible notes, net	22,768	—
Payments on capital lease obligations	(5,505)	—
Repayments on borrowings and note payable	(1,147)	—
Cash paid under earnout obligations	(8,628)	—

Net cash provided by financing activities	24,456	25,571

Effect of exchange rate on cash and cash equivalents	12,479	(4,307)
Net decrease in cash and cash equivalents	(2,146)	(12,240)
Cash and cash equivalents at beginning of period	61,760	62,783

Cash and cash equivalents at end of period	$59,614	$50,543

Supplemental disclosures of non-cash transactions:
Issuance of common stock, stock options and stock appreciation rights related to the acquisition of Opnext	$89,842	$—
Capital lease obligations incurred for purchases of property and equipment	(658)	—
Issuance of common stock to settle Xtellus escrow liability	—	7,000
Issuance of common stock to settle Mintera earnout liability	—	2,758

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

Our accompanying unaudited condensed consolidated financial statements as of March 30, 2013 and for the three and nine months ended March 30, 2013 and March 31, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (SEC) Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three and nine months ended March 30, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 29, 2013. The condensed consolidated balance sheet as of March 30, 2013 includes the assets and liabilities assumed in the Opnext acquisition. The condensed consolidated statements of operations and comprehensive loss for the three and nine months ended March 30, 2013, and the condensed consolidated statement of cash flows for the nine months ended March 30, 2013, include the results of operations of the combined entities from July 23, 2012, the date of the acquisition.

The condensed consolidated balance sheet as of June 30, 2012 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2012 (2012 Form 10-K). The condensed consolidated balance sheet as of June 30, 2012, the statements of operations and comprehensive loss for the three and nine months ended March 31, 2012, and the statement of cash flows for the nine months ended March 31, 2012 do not reflect any assets or liabilities assumed in the acquisition or any results of operations from Opnext.

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

Fiscal Years

We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ending June 29, 2013 will be a 52 week year, with the quarter ended March 30, 2013 being a 13 week quarterly period. Our fiscal year ended June 30, 2012 was a 52 week year, with the quarter ended March 31, 2012 being a 13 week quarterly period.

Reclassifications

For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications did not affect our consolidated revenues, net loss, cash flows, cash and cash equivalents or stockholders’ equity as previously reported.

Future Cash Requirements

We have experienced lower than expected year-to-date sales volume and our near-term liquidity has been negatively impacted, which will require us to secure additional sources of cash in order to continue to operate our business effectively. We have incurred operating losses and generated negative cash flows for the fiscal year. Given the reduction in sales, delays in production of new programs, the continuing costs of our previously announced restructuring activities and a soft macroeconomic commercial situation, we anticipate that our net loss for the fourth quarter will be equal to, or possibly greater than, our net loss for the third quarter, further reducing the amount of cash available to us to fund our continued operations. As a result, we will be required to secure additional sources of cash sooner than we had previously expected (and likely by the end of the first quarter of fiscal 2014) in order to fund our continued operations. On May 7, 2013 we secured one such additional source of cash, a short term bridge loan from Providence Equity of $25 million (with net proceeds to us of $20.5 million after discounts and expenses). See Note 18, Subsequent Events, for a description of this financing. In order to obtain this loan, we amended our Credit Agreement to add Providence as a term lender under that agreement. In connection with this amendment, we agreed to complete certain asset sales and use the proceeds to repay amounts we have borrowed under the Credit Agreement in the very near term. We are actively pursuing potential asset sales with multiple potential parties, but we can make no assurances that we will be successful concluding the assets sales we have agreed to complete, that we will be able to repay the amounts we have borrowed under the Credit Agreement as required and that we will be able to obtain sufficient additional cash to operate our business over the next twelve months. If we fail to raise the additional cash required, through asset sales or from other sources, we may not be able to continue as a going concern. For additional information on the risks we face related to future cash requirements, see Item 1A. Risk Factors under “— Risks Related to Our Business — We have a history of large operating losses and we may not be able to achieve profitability in the future and maintain sufficient levels of liquidity.”

NOTE 2.	RECENT ACCOUNTING STANDARDS

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance requires disclosure on significant items reclassified out of accumulated other comprehensive income either in the notes or parenthetically on the face of the income statement. This update is effective for us in our third quarter of fiscal 2013 and is being applied prospectively. Other than requiring additional disclosures, adoption of this new guidance did not have a significant impact on our condensed consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires us to disclose gross information and net information about instruments and transactions eligible for offset in the statement of financial position. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of the disclosures required under U.S. GAAP to derivatives and securities borrowing and lending transactions. ASU No. 2011-11 and ASU No. 2013-01 will be effective for our fiscal year beginning on June 30, 2013. The adoption of this update will require a change in the format of our current presentation.

NOTE 3.	BALANCE SHEET DETAILS

The following table provides details regarding our cash and cash equivalents at the dates indicated:

	March 30, 2013	June 30, 2012
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$57,613	$59,759
Money market funds	2,001	2,001

	$59,614	$61,760

The following table provides details regarding our inventories at the dates indicated:

	March 30, 2013	June 30, 2012
	(Thousands)
Inventories:
Raw materials	$52,242	$26,392
Work-in-process	41,588	35,415
Finished goods	39,815	16,637

	$133,645	$78,444

The following table provides details regarding our property and equipment, net at the dates indicated:

	March 30, 2013	June 30, 2012
	(Thousands)
Property and equipment, net:
Buildings and improvements	$11,341	$9,465
Plant and machinery	114,343	138,924
Fixtures, fittings and equipment	4,336	1,854
Computer equipment	14,990	13,722

	145,010	163,965
Less: Accumulated depreciation	(54,279)	(104,349)

	$90,731	$59,616

Property and equipment includes assets under capital leases of $20.9 million at March 30, 2013, which were assumed in connection with the Opnext acquisition. Amortization associated with assets under capital leases is recorded in depreciation expense.

The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	March 30, 2013	June 30, 2012
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$8,397	$14,518
Compensation and benefits related accruals	14,681	9,701
Earnout liabilities for Mintera acquisition	—	8,628
Warranty accrual	6,261	2,599
Income tax payable	6,274	5,883
Other accruals	20,970	8,615

	$56,583	$49,944

The following table summarizes the activity related to our accrued restructuring charges for the nine months ended March 30, 2013:

	Lease Cancellations, Commitments and Other Charges	Termination Payments to Employees and Related Costs	Total Accrued Restructuring Charges
	(Thousands)
Balance at June 30, 2012	$—	$2,306	$2,306
Charged to restructuring costs	1,477	12,142	13,619
Paid or written-off	(1,243)	(10,266)	(11,509)

Balance at March 30, 2013	$234	$4,182	$4,416

Current portion	234	2,680	2,914
Non-current portion	—	1,502	1,502

In connection with the acquisition of Opnext, we initiated a restructuring plan to integrate the businesses in the first quarter of fiscal year 2013. In connection with the integration, we recorded $0.5 million and $9.6 million in restructuring charges during the three and nine months ended March 30, 2013, respectively. The restructuring charges for the three months ended March 30, 2013, included $0.3 million related to workforce reductions and $0.2 million related to revised estimates for lease cancellations and commitments. The restructuring charges for the nine months ended March 30, 2013, included $8.1 million related to workforce reductions, $0.9 million related to the impairment of certain technology that is now considered redundant following the acquisition, $0.4 million related to the write-off of net book value inventory that supported this technology, and $0.2 million related to revised estimates for lease cancellations and commitments. During the three and nine months ended March 30, 2013, we made scheduled payments of $0.4 million and $8.2 million, respectively, to settle a portion of these restructuring liabilities. As of March 30, 2013, we had $0.7 million in accrued restructuring liabilities related to this restructuring plan.

During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of our Shenzhen, China manufacturing operations to Venture Corporation Limited (Venture). This transition is scheduled to occur in a phased and gradual transfer of products over three years. In connection with this transition, we recorded restructuring charges of $1.1 million and $4.0 million during the three and nine months ended March 30, 2013, respectively, for employee separation charges. During the three and nine months ended March 30, 2013, we made scheduled payments of $0.2 million and $2.1 million, respectively, to settle a portion of these restructuring liabilities. As of March 30, 2013, we had $3.7 million in accrued restructuring liabilities related to this restructuring plan. We expect to incur between $4.5 million and $8.5 million in additional restructuring costs in connection with the transition of our Shenzhen manufacturing operations to Venture over the next two years.

The current portion of accrued restructuring liabilities is included in the caption accrued expenses and other liabilities and the non-current portion is included in the caption other non-current liabilities in the condensed consolidated balance sheet.

The following table presents the components of accumulated other comprehensive income at the dates indicated:

	March 30, 2013	June 30, 2012
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$45,666	$36,556
Unrealized gain on currency instruments designated as cash flow hedges	—	7
Unrealized loss on marketable securities	(187)	(191)
Adjustment for Swiss defined benefit plan	(6,489)	(6,834)

	$38,990	$29,538

NOTE 4.	FAIR VALUE

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

During the third quarter of fiscal year 2013, we made a determination to sell our $7.5 million equity interest in ClariPhy Communications, Inc., a privately-held company. As a result of negotiations with third parties to sell the investment, we determined that the value of the investment was $3.9 million. Accordingly, we recorded a $3.6 million impairment charge during the three and nine month periods ended March 30, 2013. As of March 30, 2013, the investment is classified within Level 2 of the fair value hierarchy and recorded within short-term investments in the accompanying condensed consolidated balance sheet.

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

The contingent obligation related to the make-whole premium on our convertible notes was valued using a valuation model which estimates the value based on the probability and timing of conversion. We have classified the contingent obligation within Level 3 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at March 30, 2013:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents:
Money market funds	$2,001	$—	$—	$2,001
Short-term investments:
Equity securities	117	3,862	—	3,979

Total assets measured at fair value	$2,118	$3,862	$—	$5,980

Liabilities:
Other non-current liabilities:
Contingent obligation for make-whole premium	$—	$—	$99	$99

Total liabilities measured at fair value	$—	$—	$99	$99

The following table provides details regarding the changes in assets and liabilities classified within Level 3 from June 30, 2012 to March 30, 2013:

Other non-current liabilities
(Thousands)
Balance at June 30, 2012	$—
Initial calculation for the contingent obligation for make-whole premium	136
Current period adjustments to the contingent obligation for make-whole premium	(37)

Balance at March 30, 2013	$99

NOTE 5.	BUSINESS COMBINATIONS AND ASSET DISPOSITIONS

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

The total purchase price under the asset purchase agreement is $27.0 million in cash. In the second quarter of fiscal 2013, we received $26.0 million in cash proceeds, while the remaining $1.0 million is being held in escrow until December 31, 2013 to satisfy any indemnification claims related to these transactions. Under the asset purchase agreement, we made certain customary representations and warranties regarding our thin film filter business and interleaver product line, and we are subject to customary indemnification obligations related to pre-closing liabilities and breaches of representations, warranties and covenants. Also pursuant to the Purchase Agreement, we have agreed not to compete in the thin film filter or interleaver business for a period of five years, subject to certain limitations and exceptions.

In connection with these transactions, we transferred $0.9 million of property, plant and equipment at net book value, $0.7 million of inventory and $0.2 million of other net assets. We also incurred approximately $0.4 million in legal fees, commissions and other administrative costs related to the transactions. We recognized a gain of $24.8 million under the asset purchase agreement within restructuring, acquisition and related costs in the condensed consolidated statements of operations during the nine months ended March 30, 2013.

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

Immediately following the effective time of the merger, Oclaro stockholders immediately prior to the merger owned approximately 57.3 percent and Opnext’s stockholders owned approximately 42.7 percent of the combined company. The combination is intended to qualify as a tax-free reorganization for federal income tax purposes. We accounted for this acquisition under the purchase method of accounting. The estimated fair value of assets acquired and liabilities assumed and the results of operations of Opnext from the closing date of the acquisition, July 23, 2012, are included in our condensed consolidated financial statements at March 30, 2013 and for the three and nine months then ended.

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

The total consideration given to former stockholders of Opnext has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their estimated fair values as of the date of the acquisition. Because of the complexities involved with performing our valuation, we have recorded the tangible and intangible assets acquired and liabilities assumed based upon their preliminary fair values as of July 23, 2012. The fair values were based upon management estimates, and our estimates and assumptions are subject to change within the measurement period (up to one year from the acquisition date). We expect to continue to obtain information to assist us in determining the fair values of the assets acquired and liabilities assumed at the acquisition date during our fourth quarter of fiscal 2013.

Our preliminary purchase price allocation is as follows:

Preliminary Purchase
Price Allocation
(Thousands)
Cash and cash equivalents	$36,123
Restricted cash	20,000
Accounts receivable	55,572
Inventories	68,011
Prepaid expenses and other current assets	14,432
Property and equipment	51,107
Intangible assets	28,000
Other non-current assets	212
Accounts payable	(68,503)
Accrued expenses and other current liabilities	(27,081)
Note payable	(19,133)
Capital lease obligations	(29,990)
Deferred tax liabilities	(2,131)
Other non-current liabilities	(8,912)

Preliminary estimate of the fair value of assets acquired and liabilities assumed	117,707
Gain on bargain purchase	(27,865)

Total purchase price	$89,842

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

During the first and second quarter of fiscal 2013, the preliminary fair value of property and equipment was determined using management estimates based on currently available information and a high-level review of similar historical transactions completed by us during the previous three fiscal years. In the third quarter of fiscal year 2013, we adjusted our initial estimate by reducing the fair value of property and equipment by $11.6 million based on preliminary valuation results. We recorded an $11.6 million reduction in our gain on bargain purchase as of the acquisition date and adjusted depreciation expense for all interim periods to reflect the revised fair value estimate as of the acquisition date.

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

Any excess of the fair value of assets acquired and liabilities assumed over the aggregate consideration given for such acquisition results in a gain on bargain purchase. In the first quarter of fiscal year 2013, we initially recorded a gain on bargain purchase of $39.5 million in connection with the acquisition of Opnext, which was subsequently adjusted to $27.9 million based on updated fair value information. Our preliminary estimate of gain on bargain purchase is subject to change during the measurement period as we finalize our purchase price allocation based on finalization of the fair value estimates of assets acquired and liabilities assumed.

The bargain purchase gain of $27.9 million results from the difference between the fair value of consideration given and our preliminary estimate of the fair value of assets acquired and liabilities assumed. The consideration given for Opnext consisted of a fixed number of our shares for each Opnext Share (0.42 for one), which was agreed upon on March 26, 2012. On that date, the closing price of our common stock was $4.66. At the consummation of the merger on July 23, 2012, the closing price of our common stock was $2.31. This share price, multiplied by the fixed number of our shares outstanding at the merger, and including the fair value of vested stock awards assumed by us, resulted in the fair value of consideration given being $89.8 million, less than the preliminary estimate of the fair market value of the net assets acquired and liabilities assumed of $117.7 million.

We also recorded $2.6 million in acquisition-related costs during the nine months ended March 30, 2013, which are included in restructuring, acquisition and related costs in the condensed consolidated statement of operations. The acquisition-related costs include legal fees, banker fees, consultation fees, travel expenses and other miscellaneous direct and incremental administrative expenses associated with the acquisition.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the merger with Opnext had occurred as of July 3, 2011, the first day of our fiscal year 2012:

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Thousands, except per share amounts)
Revenues	$141,642	$155,630	$461,213	$486,640
Loss from continuing operations	$(28,939)	$(37,634)	$(91,000)	$(140,497)
Net loss	$(41,541)	$(39,656)	$(104,638)	$(143,621)
Net loss per share—Basic	$(0.46)	$(0.44)	$(1.16)	$(1.62)
Net loss per share—Diluted	$(0.46)	$(0.44)	$(1.16)	$(1.62)
Shares used in computing net loss per share—Basic	90,263	89,230	89,877	88,667
Shares used in computing net loss per share—Diluted	90,263	89,230	89,877	88,667

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

Asset Sale

In December 2011, we entered into an asset sale agreement to sell certain assets related to a legacy product, including inventory, equipment and intangibles, in exchange for $3.9 million in initial consideration plus potential earnout consideration, based on the purchaser’s revenues from the legacy product over a 15 month period following the closing date. Over the course of the second and third quarters of fiscal year 2012, we received $2.9 million in cash proceeds related to this initial consideration, with the remaining $1.0 million being received during the fourth quarter of fiscal year 2012.

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

Acquisition of Mintera

In July 2010, we acquired Mintera Corporation (Mintera). This acquisition is more fully discussed in Note 3, Business Combinations, to our consolidated financial statements included in our 2012 Annual Report on Form 10-K. Under the terms of this acquisition, we agreed to pay certain revenue-based consideration, whereby former security holders of Mintera were entitled to receive earnouts up to $20.0 million, determined based on revenue from Mintera products following the acquisition. In the first quarter of fiscal year 2013, we settled the remaining earnout obligations of $8.6 million in cash.

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

The following table summarizes the activity related to our intangible assets for the nine months ended March 30, 2013:

	Core and	Development
	Current	and Supply	Customer	Patent	Other
	Technology	Agreements	Relationships	Portfolio	Intangibles	Amortization	Total
	(Thousands)
Balance at June 30, 2012	$10,925	$6,520	$3,200	$2,910	$1,100	$(8,010)	$16,645
Additions	13,700	—	7,300	—	7,000	—	28,000
Amortization	—	—	—	—	—	(6,828)	(6,828)
Impairment	(864)	—	—	—	—	—	(864)
Translations and adjustments	(9)	(27)	—	—	—	—	(36)

Balance at March 30, 2013	$23,752	$6,493	$10,500	$2,910	$8,100	$(14,838)	$36,917

During the first quarter of fiscal year 2013, we determined that a portion of the technology we acquired in connection with our acquisition of Mintera in July 2010 is now considered redundant, following the acquisition of Opnext and its product lines. We recorded $0.9 million for the impairment loss related to these intangibles in restructuring, acquisition and related costs in our condensed consolidated statements of operations for the nine months ended March 30, 2013.

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

Also on January 23, 2013, Parent, Borrower, the Lenders and the Agent entered into Amendment Number One to the Credit Agreement and the associated security agreements (the Amendment), pursuant to which the parties agreed that (i) the senior secured second lien notes due 2018 issued by Oclaro Luxembourg S.A. in the original principal amount of $25.0 million shall be applied against the maximum dollar limit of senior unsecured convertible notes that Parent may issue without the consent of Agent, and (ii) the cash balances of Opnext, Pine Photonics Communications, Inc., and Opnext Subsystems Inc. would be subject to a required sweep to the Agent’s account upon the occurrence of certain triggering events.

On May 6, 2013, Parent, Borrower, the Lenders, the Agent and PECM Strategic Funding LP and Providence TMT Debt Opportunity Fund II LP (the “Term Lenders”) entered into Amendment Number Two to the Credit Agreement and the associated guaranties and security agreements (“Amendment Number Two”). See Note 18, Subsequent Events, for a description of Amendment Number Two.

The following description of the Credit Agreement represents the terms of the senior secured revolving credit facility as of March 30, 2013, prior to Borrower and Parent entering into Amendment Number Two.

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

During the three and nine months ended March 30, 2013, we repaid $0.7 million under the Credit Agreement. At March 30, 2013, there was $40.0 million outstanding under the Credit Agreement at an average interest rate of 3.0 percent per annum. At June 30, 2012, there was $25.5 million outstanding under the Credit Agreement at an average interest rate of 4.75 percent per annum. At March 30, 2013 and June 30, 2012, there were $30,000 and $0.1 million, respectively, in outstanding standby letters of credit secured under the Credit Agreement. These letters of credit expire at various intervals through April 2014.

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

On or after December 15, 2013, in the event that the last reported sale price of our common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date that we receive a notice of exchange exceeds the exchange price in effect on each such trading day, we will, in addition to delivering shares upon exchange by the holder of Convertible Notes, together with cash in lieu of fractional shares, make a “make-whole premium” payment in cash equal to the sum of the present value of the remaining scheduled payments of interest on the Convertible Notes to be exchanged through the maturity date computed using a discount rate equal to 0.50%. Any holder that exchanges its Convertible Notes in connection with a fundamental change, as defined in the Indenture, will not receive the “make-whole premium” but will instead receive the additional shares set forth in the Indenture. Any holder that exchanges its Convertible Notes after such holder’s Convertible Notes have been called for redemption by us will, in addition to receiving shares of common stock deliverable upon such exchange and cash in lieu of fractional shares, receive a payment (the “redemption exchange make-whole payment”) in cash equal to the sum of the remaining scheduled payments of interest that would have been made on the Convertible Notes to be exchanged had such Convertible Notes remained outstanding from the applicable exchange date to the maturity date. If the redemption exchange make-whole payment is payable upon exchange of a holder’s Convertible Notes, then such holder will not receive the “make-whole premium” payment described above.

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

In connection with the issuance of the Convertible Notes, our contingent obligation to make a make-whole premium payment in the event of an early conversion by the holders of the Convertible Notes is considered an embedded derivative. As of December 14, 2012, the date of the debt issuance, and as of March 30, 2013, the fair value of these contingent obligations is estimated at $0.1 million, and recorded within other non-current liabilities in the condensed consolidated balance sheet. The estimated fair value of the make-whole premium was determined by using a valuation model to determine the probability and timing of a conversion.

We incurred approximately $1.3 million in debt discount and $0.9 million in issuance costs. The debt discount is recorded in convertible notes payable and the issuance costs are recorded within other non-current assets.

The Convertible Notes will mature on June 15, 2018. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. During the three and nine months ended March 30, 2013, we recorded $0.5 million and $0.6 million, respectively, in interest expense related to these Convertible Notes.

The following table sets forth balance sheet information related to the Convertible Notes at March 30, 2013:

	March 30, 2013	June 30, 2012
	(Thousands)
Principal value of the liability component	$25,000	$—
Unamortized value of the debt discount	(1,202)	—
Make-whole premium	(130)	—

Net carrying value of the liability component	$23,668	$—

Sumitomo Note

In connection with the acquisition of Opnext, we assumed a 1.5 billion Japanese yen note payable to The Sumitomo Trust Bank (Sumitomo). The note is due monthly unless renewed by Sumitomo. As of March 30, 2013, the outstanding loan balance was $15.6 million, based on the exchange rate on March 30, 2013. Interest is paid monthly at the Tokyo Interbank Offered Rate plus a premium, which for our first three quarters of fiscal year 2013 was 1.7 percent per annum. Interest expense for the three and nine months ended March 30, 2013 was $0.1 million and $0.2 million, respectively.

As of March 30, 2013, we have $15.6 million in restricted cash in our condensed consolidated balance sheet securing our note payable to Sumitomo.

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

During the three and nine months ended March 30, 2013, we recorded net flood-related benefits of $11.5 million and $10.6 million, respectively, related to advance payments from our insurers, offset in part by professional fees and related expenses incurred in connection with our recovery efforts. During the quarter ended March 30, 2013, we received an $11.8 million advance payment from one of our insurers relating to losses we incurred due to the flooding in Thailand. This payment is a general advance from our insurer against all Thailand flood-related claims and was not specifically identified as reimbursement for any particular loss or claim. As there were no contingencies associated with this payment, we recorded this advance payment within flood-related (income) expense, net in our condensed consolidated statements of operations for the three and nine months ended March 30, 2013.

During the three months ended March 31, 2012, we recorded flood-related charges of $2.5 million related to personnel costs, professional fees and related expenses incurred in connection with our recovery efforts, along with $0.6 million in impairment charges related to the write-off of the net book value of property and equipment based on estimates of the damage caused by the flooding. During the nine months ended March 31, 2012, we recorded flood-related charges of $4.3 million related to personnel costs, professional fees and related expenses incurred in connection with our recovery efforts, along with $4.2 million in impairment charges related to the write-off of the net book value of damaged inventory and $3.7 million related to the write-off of the net book value of property and equipment based on estimates of the damage caused by the flooding. These impairment charges are recorded within the operating expense caption flood-related (income) expense, net, in our condensed consolidated statement of operations for the three and nine months ended March 31, 2012.

In February 2012, we received a $6.4 million advance payment from one of our insurers relating to losses we incurred due to the flooding in Thailand. As there were no contingencies associated with this payment, we recorded this advance payment within flood-related (income) expense, net in our condensed consolidated statements of operations for the three and nine months ended March 31, 2012.

While we maintain both property and business interruption insurance coverage, there can be no assurance as to the amount or timing of future insurance recoveries. Insurance recoveries related to impairment losses previously recorded and other recoverable expenses will be recognized to the extent of the related loss or expense in the period that recoveries become probable and realizable. Insurance recoveries under business interruption coverage and insurance recovery gains in excess of amounts previously written-off related to impaired inventory and equipment or in excess of other recoverable expenses previously recognized will be recognized when they become realizable and all contingencies have been resolved. The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. Insurance recoveries we receive in future periods will be recorded net of flood-related (income) expense, net, in the condensed consolidated statement of operations. As of March 30, 2013, we have not recorded any estimated amounts relating to potential future insurance recoveries in the condensed consolidated statement of operations.

The following table presents the components of flood-related (income) expense, net, for the dates indicated:

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Thousands)
Write-off of net book value of damaged inventory	$—	$—	$—	$4,246
Write-off of net book value of damaged property and equipment	—	624	—	3,659
Personnel-related costs, professional fees and related expenses	249	2,474	1,154	4,281
Advance payment from insurer	(11,797)	(6,365)	(11,797)	(6,365)

	$(11,548)	$(3,267)	$(10,643)	$5,821

NOTE 9.	POST-RETIREMENT BENEFITS

Switzerland Defined Benefit Plan

We have a pension plan covering employees of our Swiss subsidiary (the Swiss Plan). Net periodic pension costs associated with our Swiss Plan for the three and nine months ended March 30, 2013 and March 31, 2012 included the following:

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Thousands)
Service cost	$816	$629	$2,455	$1,870
Interest cost	185	216	556	641
Expected return on plan assets	(308)	(282)	(928)	(838)
Net amortization	93	—	282	—

Net periodic pension costs	$786	$563	$2,365	$1,673

During the three and nine months ended March 30, 2013, we amortized $0.1 million and $0.3 million from accumulated other comprehensive income into net periodic pension cost. We intend to amortize an additional $4.7 million over the remaining average service period of 12.8 years.

During the three and nine months ended March 30, 2013, we contributed $0.5 million and $1.7 million, respectively, to our Swiss Plan. During the three and nine months ended March 31, 2012, we contributed $0.3 million and $0.9 million, respectively, to our Swiss Plan.

We currently anticipate contributing an additional $0.7 million to this pension plan during the remainder of fiscal year 2013.

Japan Defined Contribution and Benefit Plan

In connection with our acquisition of Opnext, we assumed a defined contribution plan and a defined benefit plan that provides retirement benefits to our employees in Japan.

Under the defined contribution plan, contributions are provided based on grade level and totaled $0.2 million and $0.7 million for the three and nine months ended March 30, 2013, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.

Under the defined benefit plan in Japan (the Japan Plan), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of March 30, 2013, there were no plan assets. Net periodic pension costs for the Japan Plan for the three and nine months ended March 30, 2013 included the following:

	Three Months Ended March 30, 2013	Nine Months Ended March 30, 2013
	(Thousands)
Service cost	$251	$827
Interest cost	32	105
Net amortization	17	58

Net periodic pension costs	$300	$990

In connection with the Japan Plan, we have $0.3 million in accrued expenses and other liabilities and $7.5 million in other non-current liabilities in our condensed consolidated balance sheet as of March 30, 2013, to account for the projected benefit obligations.

We made benefit payments of $0.1 million under the Japan Plan during the nine months ended March 30, 2013.

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

The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Thousands)
Warranty provision—beginning of period	$6,565	$2,430	$2,599	$2,175
Warranties assumed in acquisitions	—	—	4,867	—
Warranties issued	1,143	627	3,829	1,925
Warranties utilized or expired	(1,157)	(444)	(4,621)	(1,410)
Currency translation adjustment	(290)	66	(413)	(11)

Warranty provision—end of period	$6,261	$2,679	$6,261	$2,679

Capital Leases

In connection with our acquisition of Opnext, we assumed certain capital leases with Hitachi Capital Corporation, a related party, for certain equipment. The following table shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation:

Capital Leases
(Thousands)
Fiscal Year Ending:
2013 (remaining)	$1,698
2014	7,365
2015	6,803
2016	5,002
2017	1,347
Thereafter	119

Total minimum lease payments	22,335
Less amount representing interest	(1,440)

Present value of capitalized payments	20,895
Less: current portion	(10,218)

Long-term portion	$10,677

Litigation

On December 21, 2012, Labyrinth Optical Technologies LLC filed a complaint against us in United States District Court for the Central District of California alleging that certain coherent transponder modules, coherent receivers and DQPSK transceivers sold by us infringe Labyrinth Optical U.S. patent Nos. 7,599,627 and 8,103,173. Labyrinth Optical is seeking damages and injunctive relief. A scheduling hearing is set for June 3, 2013. We are unable at this time to estimate the effects of this lawsuit on our financial position, results of operations or cash flows.

On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (Pension Fund) as lead plaintiff for the putative class. On April 26, 2012, the Pension Fund filed a second amended complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that we and certain of our officers and directors issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. On September 21, 2012, the Court dismissed the second amended complaint with leave to amend. After the Pension Fund moved for reconsideration, on January 10, 2013, the Court allowed plaintiffs to take discovery regarding statements made in May and June 2010. The Court also ordered defendants to move for summary judgment by June 13, 2013 on the issue of defendants’ scienter with respect to statements made in May and June 2010, and further ordered that the motion be heard on July 18, 2013. On March 1, 2013 the Pension Fund filed a third amended complaint, attempting to cure pleading deficiencies with regard to statements allegedly made from July to October 2010. On April 1, 2013, defendants moved to dismiss the third amended complaint with respect to the statements made from July to October 2010. Oral argument on the motion to dismiss is scheduled for May 16, 2013. Discovery has commenced, and no trial has been scheduled in this action. We intend to defend this litigation vigorously. We are unable at this time to estimate the effects of this lawsuit on our financial position, results of operations or cash flows.

On June 10, 2011, a purported shareholder, Stanley Moskal, filed a purported derivative action in the Superior Court for the State of California, County of Santa Clara, against us, as nominal defendant, and certain of our current and former officers and directors, as defendants. The case is styled Moskal v. Couder, No. 1:11 CV 202880 (Santa Clara County Super. Ct. filed June 10, 2011). Four other purported shareholders, Matteo Guindani, Jermaine Coney, Jefferson Braman and Toby Aguilar, separately filed substantially similar lawsuits in the United States District Court for the Northern District of California on June 27, June 28, July 7 and July 26, 2011, respectively. By Order dated September 14, 2011, the Guindani, Coney, and Braman actions were consolidated under In re Oclaro, Inc. Derivative Litigation, Lead Case No. 11 Civ. 3176 EMC. On October 5, 2011, the Aguilar action was voluntarily dismissed. Each remaining purported derivative complaint alleges that Oclaro has been, or will be, damaged by the actions alleged in the Westley complaint, and the litigation of the Westley action, and any damages or settlement paid in the Westley action. Each purported derivative complaint alleges counts for breaches of fiduciary duty, waste, and unjust enrichment. Each purported derivative complaint seeks damages and costs of an unspecified amount, as well as injunctive relief. By Order dated March 6, 2012, the parties in the Moskal action agreed that defendants shall not be required to respond to the original complaint. By Order dated February 27, 2013, the parties in the Moskal action agreed that plaintiff would serve an amended complaint no later than 30 days after the Court in the Westley action rules on defendants’ motion to dismiss the third amended complaint in the Westley action and the stay of discovery would remain in effect until further order of the Court or agreement by the parties, provided, however, that they obtain discovery produced in the Westley Action. By Order dated March 12, 2013, the parties to In re Oclaro, Inc. Derivative Litigation agreed to stay all proceedings until such time as (a) the defendants file an answer to any complaint in the Westley action; or (b) the Westley action is dismissed in its entirety with prejudice, provided, however, that they obtain discovery produced in the Westley Action. No trial has been scheduled in any of these actions. We are unable at this time to estimate the effects of these lawsuits on our financial position, results of operations or cash flows.

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

In the first quarter of fiscal year 2013, we issued approximately 38.4 million shares of our common stock for all of the outstanding shares of Opnext common stock. We also issued approximately 4.3 million stock options and 0.2 million SARs in exchange for Opnext stock options and SARs. The fair value of the stock options and SARs was determined to be approximately $1.9 million as of July 23, 2012.

During the three and nine months ended March 30, 2013, we issued 0.8 million and 1.1 million shares of common stock, respectively, under our 2011 Employee Stock Purchase Plan (ESPP), for total proceeds of $1.0 million and $1.7 million, respectively. The ESPP is more fully discussed in Note 12, Employee Stock Plans.

NOTE 12.	EMPLOYEE STOCK PLANS

Stock Incentive Plans

We currently maintain the Amended and Restated 2004 Stock Incentive Plan (Plan). Under the Plan, there are a total of 7.8 million shares of common stock authorized for issuance, with full value awards being counted as 1.25 shares of common stock for purposes of the share limit. The Plan expires in October 2020.

In connection with our acquisition of Opnext, we assumed Opnext’s Amended and Restated 2001 Long-Term Stock Incentive Plan (Opnext Plan) and the shares reserved for issuance thereunder. After giving effect to the exchange ratio, the unused and converted share reserve thereunder consisted of 6.3 million shares of common stock as of the acquisition date. Subject to compliance with applicable NASDAQ listing requirements, we may grant new stock awards under the assumed Opnext Plan using such share reserve (including any shares returned to such share reserve as a result of the forfeiture or expiration of the stock awards assumed and converted by us) to our employees who are former Opnext employees and to new employees hired after the date of the acquisition.

As of March 30, 2013, there were 7.1 million shares of our common stock available for grant under both plans.

We generally grant stock options that vest over a four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors. We also have approximately 0.2 million SARs outstanding as of March 30, 2013, which we assumed in connection with our acquisition of Opnext. The SARs have an average remaining life of 2.4 years.

In July 2011, our board of directors approved a grant of performance stock units (PSUs) to certain executive officers. These PSUs vest, up to 150 percent of the target PSUs, upon the achievement of certain revenue growth targets through June 30, 2013, relative to certain comparable companies. Vesting is also contingent upon service conditions being met through August 2015. If the performance conditions are not achieved, then the corresponding PSUs will be forfeited in the first quarter of fiscal year 2014. During the second quarter of fiscal year 2013, we determined that the achievement of the performance conditions was probable at the 150 percent target level and recorded an additional 0.1 million PSUs outstanding. As of March 30, 2013, there was 0.3 million PSUs outstanding related to this grant, with an aggregate estimated grant date fair value of $1.1 million.

In July 2012, our board of directors approved another grant of 0.6 million PSUs to certain executive officers, subject to shareholder approval of an increase in the number of shares available under our Plan. These PSUs are not included in the awards outstanding or granted disclosures or in stock-based compensation expense as they are not deemed granted for accounting purposes until the foregoing shareholder approval is obtained. We will record a cumulative adjustment for stock-based compensation expense based on the fair value of these awards at the date of approval. These PSUs vest upon the achievement of certain adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) targets through June 30, 2014. Vesting is also contingent upon service conditions being met through August 2016. If the performance conditions are not achieved, then the corresponding PSUs will be forfeited in the first quarter of fiscal year 2015.

The following table summarizes the combined activity under all of our equity incentive plans for the nine months ended March 30, 2013:

	Shares Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at June 30, 2012	2,537	3,470	$7.84	1,051	$5.76
Assumed in acquisition	6,307	4,423	10.95	55	2.31
Granted	(3,445)	418	2.59	2,564	2.54
Exercised or released	—	(6)	1.11	(340)	5.96
Cancelled or forfeited	1,733	(1,564)	8.58	(193)	4.09

Balances at March 30, 2013	7,132	6,741	9.42	3,137	3.22

Supplemental disclosure information about our stock options and SARs outstanding as of March 30, 2013 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable at March 30, 2013	5,132	$10.63	5.4	$84
Options and SARs outstanding at March 30, 2013	6,741	9.42	6.1	84

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $1.26 on March 28, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.2 million shares of common stock subject to in-the-money options which were exercisable as of March 30, 2013. We settle employee stock option exercises with newly issued shares of common stock.

2011 Employee Stock Purchase Plan (ESPP)

On October 26, 2011, our ESPP was approved by our stockholders. Under the ESPP, we reserved 1.7 million shares of our common stock for issuance. Our ESPP provides that eligible employees may contribute up to 15 percent of their eligible earnings toward the semi-annual purchase of our common stock. Participants may not purchase more than $25,000 worth of common stock in any calendar year or 15,000 shares in any offering period. The ESPP is qualified under Section 423 of the Internal Revenue Code. The purchase price with respect to each offering period is equal to 85 percent of the lesser of (i) the fair market value of our common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of our common stock on the purchase date (or, if not a trading day, on the immediately preceding trading day). In the third quarter of fiscal 2013, prior to commencing our third six-month offering period on February 16, 2013, we suspended the ESPP program because of the limited number of shares available for future issuance. At March 30, 2013, we had 0.6 million shares available for future issuance under our ESPP.

During the three and nine months ended March 30, 2013, we issued approximately 0.8 million and 1.1 million shares, respectively, in connection with our first and second offering periods, which ended on August 15, 2012 and February 15, 2013, respectively. The average purchase price for each share issued was $1.23 and $1.51 during the three and nine months ended March 30, 2013, respectively.

NOTE 13.	STOCK-BASED COMPENSATION

We recognize stock-based compensation expense in our statement of operations related to all share-based awards, including grants of stock options, based on the grant date fair value of such share-based awards. Estimating the grant date fair value of such share-based awards requires us to make judgments in the determination of inputs into the Black-Scholes stock option pricing model which we use to arrive at an estimate of the grant date fair value for such awards. The assumptions used in this model to value stock option grants for the three and nine months ended March 30, 2013 and March 31, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Thousands)
Stock options:
Expected life	—	4.8 years	5.1 years	4.8 years
Risk-free interest rate	—	0.9%	0.7%	1.0%
Volatility	—	89.6%	82.9%	92.1%
Dividend yield	—	—	—	—
Purchase rights under ESPP:
Expected life	—	0.5 years	0.5 years	0.5 years
Risk-free interest rate	—	0.1%	0.1%	0.1%
Volatility	—	87.0%	67.0%	87.0%
Dividend yield	—	—	—	—

The amounts included in cost of revenues and operating expenses for stock-based compensation for the three and nine months ended March 30, 2013 and March 31, 2012 were as follows:

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$545	$460	$1,407	$1,157
Research and development	431	349	1,338	1,090
Selling, general and administrative	810	863	2,695	2,683

	$1,786	$1,672	$5,440	$4,930

Stock-based compensation by type of award:
Stock options	$662	$833	$2,210	$2,586
Restricted stock awards	903	652	2,577	2,264
Purchase rights under ESPP	158	104	731	104
Inventory adjustment to cost of revenues	63	83	(78)	(24)

	$1,786	$1,672	$5,440	$4,930

As of March 30, 2013 and June 30, 2012, we had capitalized approximately $0.4 million and $0.4 million, respectively, of stock-based compensation as inventory.

Included in stock-based compensation for the three and nine months ended March 30, 2013, is approximately $0.1 million and $0.3 million, respectively, in compensation cost related to the issuance of PSUs. In the second quarter of fiscal year 2013, we determined that the achievement of the performance conditions associated with the PSUs granted on August 2011 is probable at the 150 percent target level. We increased our stock-based compensation expense to reflect the anticipated achievement at the higher target levels. The amount of stock-based compensation expense recognized in any one period can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.

NOTE 14.	INCOME TAXES

The income tax provision of $0.4 million and $3.0 million for the three and nine months ended March 30, 2013, respectively, related primarily to our foreign operations.

The income tax provision of $0.7 million and $6.8 million for the three and nine months ended March 31, 2012, respectively, related primarily to our foreign operations. During the nine months ended March 31, 2012, we recorded $4.1 million in income tax provision due to the impact of an impairment of certain net operating loss carryforwards in Switzerland.

The total amount of our unrecognized tax benefits as of March 30, 2013 and June 30, 2012 were approximately $9.0 million and $7.2 million, respectively. As of March 30, 2013, we had $3.8 million in unrecognized tax benefits that, if recognized, would affect our effective tax rate. We are currently under tax audit in China and Israel, and although we do not anticipate any material adjustments, we cannot determine the outcome of these examinations.

NOTE 15.	NET LOSS PER SHARE

Basic net loss per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net loss per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants, shares issuable in connection with convertible notes and obligations under escrow agreements during such period. For the three and nine months ended March 30, 2013, we excluded 24.2 million and 15.7 million, respectively, of outstanding stock options, stock appreciation rights, unvested restricted stock awards and shares issuable in connection with convertible notes from the calculation of diluted net loss per share because their effect would have been anti-dilutive. For the three and nine months ended March 31, 2012, we excluded 4.2 million and 4.7 million of outstanding stock options, warrants and unvested restricted stock awards, respectively, from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 16.	GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION INFORMATION

Geographic Information

The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Thousands)
United States	$18,075	$14,861	$60,023	$47,716
China, excluding Hong Kong	6,020	9,718	32,181	33,286
Hong Kong	34,640	8,613	96,845	28,799
Germany	18,764	11,613	55,719	34,094
Italy	4,916	3,092	20,905	18,984
Japan	13,894	19,915	45,135	48,070
Thailand	6,858	6,402	21,360	24,132
Malaysia	11,415	687	35,305	2,221
Rest of world	27,060	13,808	82,447	43,716

	$141,642	$88,709	$449,920	$281,018

Product Groups

The following table sets forth revenues by product group:

	Three Months Ended		Nine Months Ended
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(Thousands)
40 Gb/s and 100 Gb/s transmission modules (1)	$37,661	$18,979	$105,253	$51,079
10 Gb/s and lower transmission modules (1)	42,290	9,359	128,876	32,617
Transmission components (2)	22,281	23,878	71,748	70,958
Amplification, filtering and optical switching (3)	20,817	23,301	86,819	83,349
Industrial and consumer (4)	18,593	13,192	57,224	43,015

	$141,642	$88,709	$449,920	$281,018

(1)	Includes 10 Gb/s, 40 Gb/s and 100 Gb/s transponders and transceivers.
(2)	Includes lasers, modulators, laser pumps, receivers and integrated lasers and modulators.
(3)	Includes amplifiers, micro-optics, dispersion compensation management, WSS modules, subsystems, ROADM line cards and thin film filters.
(4)	Includes high power laser, visible laser and VCSEL.

Significant Customers and Concentration of Credit Risk

For the three months ended March 30, 2013, Cisco Systems, Inc. (Cisco) accounted for 11 percent and Huawei Technologies Co., Ltd. (Huawei) accounted for 11 percent of our revenues. For the nine months ended March 30, 2013, Cisco accounted for 12 percent and Huawei accounted for 11 percent of our revenues.

For the three months ended March 31, 2012, Fujitsu Limited (Fujitsu) accounted for 16 percent of our revenues. For the nine months ended March 31, 2012, Fujitsu accounted for 14 percent and Huawei accounted for 10 percent of our revenues.

As of March 30, 2013, Huawei accounted for 14 percent, Nokia Siemens Networks accounted for 10 percent and Alcatel-Lucent accounted for 10 percent of our accounts receivable. As of June 30, 2012, Huawei and Ciena each accounted for 12 percent, Tellabs, Inc. accounted for 11 percent and Alcatel-Lucent accounted for 10 percent of our accounts receivable.

NOTE 17.	RELATED PARTY TRANSACTIONS

As a result of our acquisition of Opnext on July 23, 2012, Hitachi, Ltd. (Hitachi) holds approximately 13 percent of our outstanding common stock as of March 30, 2013.

We continue to enter into transactions with Hitachi in the normal course of business. Sales to Hitachi were $1.3 million and $8.6 million for the three and nine months ended March 30, 2013, respectively. Purchases from Hitachi were $5.1 million and $16.3 million for the three and nine months ended March 30, 2013, respectively. At March 30, 2013 we had $2.8 million accounts receivable due from Hitachi and $1.8 million accounts payable due to Hitachi. We also have certain capital equipment leases with Hitachi Capital Corporation as described in Note 10, Commitments and Contingencies and we lease certain facilities in Japan from Hitachi.

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

NOTE 18.	SUBSEQUENT EVENTS

Amendment Number Two to Amended and Restated Credit Agreement

Oclaro, Inc., (the “Parent”), is a party to the Second Amended and Restated Credit Agreement, dated as of November 2, 2012 (as amended, the “Credit Agreement”), among the Parent, Oclaro Technology Limited, (the “Borrower”), each lender party thereto (the “Lenders”) and Wells Fargo Capital Finance, Inc., a California corporation (the “Agent”), as administrative agent for the Lenders.

On May 6, 2013, Parent, Borrower, the Lenders, the Agent and PECM Strategic Funding LP and Providence TMT Debt Opportunity Fund II LP (the “Term Lenders”) entered into Amendment Number Two to the Credit Agreement and the associated guaranties and security agreements (the “Amendment”), which amended the Credit Agreement in pertinent part by: (i) adding a $25 million term loan (the “Term Loan”) to be provided by the Term Lenders; (ii) reducing the revolving credit facility from $80 million to $50 million (to be further reduced on a dollar-for-dollar basis by an amount equal to the net proceeds of certain asset sale transactions that the Parent may undertake in the future), eliminating the Borrower’s option to increase the revolving credit facility to $100 million and implementing an availability block under the revolving credit facility of at least $10 million; (iii) removing the financial covenants so that Borrower is not required to maintain a minimum of $15 million of availability under the revolving credit facility or $15 million in qualified cash balances; (iv) adding an affirmative covenant that Borrower shall have consummated one or more asset sales in the very near term and with a minimum threshold of net proceeds as set forth in the Amendment, and (v) providing for payments and proceeds of asset sales to be applied to repay the credit facility and the Term Loan (with the first $20.0 million of such proceeds being applied to repay Wells Fargo Capital Finance, Inc. and Silicon Valley Bank, the next $25.0 being applied to repay Providence and the remaining proceeds being used to repay Wells Fargo Capital Finance, Inc. and Silicon Valley Bank all amounts outstanding under the credit facility), and events of default relating thereto. If any event of default were to occur, including a failure to comply with the covenant regarding asset sales described above, such an event of default would (unless waived by the Lenders) entitle the Lenders, upon notice to the Borrower and the Parent, to declare the Term Loan and all other amounts owing under the Credit Agreement, immediately due and payable.

The Term Loan is payable in full on May 5, 2014. There are no amortization payments, but the Term Loan must be repaid with the proceeds of certain asset sale transactions as described above.

The Borrower paid the revolving lenders an amendment fee of $500,000 and the Term Lenders a closing fee of $2,125,000. Borrower may only prepay the principal amount of the Term Loan, in whole or in part, with the prior written consent of the Required Lenders (as defined in the Amendment). Any prepayments made on the Term Loan obligations after six months following the effective date of the term loan will be at 105% of the related obligations.

Interest on the Term Loan obligations accrues at a per annum rate equal to the sum of: (A) the PIK Term Loan Interest Rate, with such accrued interest to be capitalized quarterly and added to the outstanding principal balance of the Term Loan, and (B) the Cash Term Loan Interest Rate. The PIK Term Loan Interest Rate is 2.0% beginning on the effective date of the Term Loan (the “Effective Date”) up to but excluding the date six months thereafter, then it is 4.0% until the date twelve months after the Effective Date and then it is 5.0%. The Cash Term Loan Interest Rate is 7.0% beginning on the Effective Date up to but excluding the date six months thereafter, then it is 8.5% until the date twelve months after the Effective Date and then it is 10.0%.

No changes were made to the interest rates or commitment fees payable under the revolving credit facility.

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

Borrowings made under the Credit Agreement are subject to the terms and conditions of the Credit Agreement, as described in the Current Reports on Form 8-K filed by Parent with the Securities and Exchange Commission on November 5, 2012 and January 29, 2013, as such terms and conditions have been amended by the Amendment.

Issuance of Warrants

On May 6, 2013, we entered into the Amendment described above, pursuant to which we issued warrants to purchase, in the aggregate, 1,836,000 shares of our common stock at an exercise price of $1.50 per share (subject to adjustment from time to time, as provided in the Warrants). The Warrants are being issued by us in consideration of the Term Lenders entering into the Amendment and providing the Term Loan. The offer and sale of the Warrants was not registered under the Securities Act of 1933 in reliance upon the exemption from registration under Section 4(2) of the Securities Act as such transaction did not involve a public offering of securities. We also granted to the Term Lenders certain registration rights with respect to the warrants.

The Warrants expire on May 6, 2014, and they may be exercised prior to maturity at the option of the holders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target,” “model,” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) the future performance of Oclaro and its ability to effectively integrate the operations of acquired companies following the closing of acquisitions and mergers, including its merger with Opnext, (ii) the potential inability to realize the expected and ongoing benefits and synergies of acquisitions and mergers, (iii) the impact to our operations, revenues and financial condition attributable to the flooding in Thailand, (iv) the impact of continued uncertainty in world financial markets and any resulting reduction in demand for our products, (v) our ability to meet or exceed our gross margin expectations, (vi) the effects of fluctuating product mix on our results, (vii) our ability to timely develop and commercialize new products, (viii) our ability to reduce costs and operating expenses, (ix) our ability to respond to evolving technologies and customer requirements and demands, (x) our dependence on a limited number of customers for a significant percentage of our revenues, (xi) our ability to maintain strong relationships with certain customers, (xii) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do, (xiii) our ability to effectively and efficiently transition to an outsourced back-end assembly and test model, (xiv) our ability to timely capitalize on any increase in market demand, (xv) increased costs related to downsizing and compliance with regulatory and legal requirements in connection with such downsizing, (xvi) competition and pricing pressure, (xvii) the potential lack of availability of credit or opportunity for equity based financing, (xviii) the risks associated with our international operations, (xix) our ability to service and repay our outstanding indebtedness pursuant to the terms of the applicable agreements, (xx) the outcome of tax audits or similar proceedings, (xxi) the outcome of pending litigation against the company, (xxii) our ability to maintain or increase our cash reserves and obtain financing on terms acceptable to us or at all, and (xxiii) other factors described in Oclaro’s most recent annual report on Form 10-K, quarterly report on Form 10-Q and other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.

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

Our customers include Huawei Technologies Co. Ltd (Huawei); Alcatel-Lucent; Ciena Corporation (Ciena); Fujitsu Limited (Fujitsu); Tellabs, Inc.; Infinera Corporation; Cisco Systems, Inc. (Cisco); Nokia Siemens Networks; ADVA Optical Networking; Laserline Inc.; and Ericsson.

RECENT EVENTS

Oclaro, Inc., (the “Parent”), is a party to the Second Amended and Restated Credit Agreement, dated as of November 2, 2012 (as amended, the “Credit Agreement”), among the Parent, Oclaro Technology Limited, (the “Borrower”), each lender party thereto (the “Lenders”) and Wells Fargo Capital Finance, Inc., a California corporation (the “Agent”), as administrative agent for the Lenders. On May 6, 2013, Parent, Borrower, the Lenders, the Agent and PECM Strategic Funding LP and Providence TMT Debt Opportunity Fund II LP (the “Term Lenders”) entered into Amendment Number Two to the Credit Agreement and the associated guaranties and security agreements. See Note 18, Subsequent Events, to the accompanying condensed consolidated financial statements for a description of Amendment Number Two.

RESULTS OF OPERATIONS

The following tables set forth our condensed consolidated results of operations for the three and nine month periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	March 30, 2013		December 29, 2012		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$141,642	100.0	$159,465	100.0	$(17,823)	(11.2)
Cost of revenues	128,868	91.0	137,183	86.0	(8,315)	(6.1)

Gross profit	12,774	9.0	22,282	14.0	(9,508)	(42.7)

Operating expenses:
Research and development	25,237	17.8	25,750	16.1	(513)	(2.0)
Selling, general and administrative	22,465	15.9	22,896	14.4	(431)	(1.9)
Amortization of intangible assets	2,400	1.7	2,402	1.5	(2)	(0.1)
Restructuring, acquisition and related (gains) costs, net	3,085	2.2	(23,665)	(14.8)	26,750	n/m (1)
Flood-related (income) expense, net	(11,548)	(8.2)	641	0.4	(12,189)	n/m (1)
Loss on sale of property and equipment	74	—	6	—	68	1,133.3

Total operating expenses	41,713	29.4	28,030	17.6	13,683	48.8

Operating loss	(28,939)	(20.4)	(5,748)	(3.6)	(23,191)	403.5
Other income (expense):
Interest income (expense), net	(1,103)	(0.8)	(649)	(0.4)	(454)	70.0
Loss on foreign currency translation	(7,353)	(5.2)	(3,423)	(2.2)	(3,930)	114.8
Other income (expense)	(3,760)	(2.6)	—	—	(3,760)	n/m (1)

Total other income (expense)	(12,216)	(8.6)	(4,072)	(2.6)	(8,144)	200.0

Loss before income taxes	(41,155)	(29.0)	(9,820)	(6.2)	(31,335)	319.1
Income tax provision	386	0.3	1,424	0.9	(1,038)	(72.9)

Net loss	$(41,541)	(29.3)	$(11,244)	(7.1)	$(30,297)	269.5

	Three Months Ended					Increase
	March 30, 2013		March 31, 2012		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$141,642	100.0	$88,709	100.0	$52,933	59.7
Cost of revenues	128,868	91.0	75,021	84.6	53,847	71.8

Gross profit	12,774	9.0	13,688	15.4	(914)	(6.7)

Operating expenses:
Research and development	25,237	17.8	15,045	17.0	10,192	67.7
Selling, general and administrative	22,465	15.9	14,889	16.8	7,576	50.9
Amortization of intangible assets	2,400	1.7	775	0.9	1,625	209.7
Restructuring, acquisition and related (gains) costs, net	3,085	2.2	2,189	2.4	896	40.9
Flood-related income, net	(11,548)	(8.2)	(3,267)	(3.7)	(8,281)	253.5
(Gain) loss on sale of property and equipment	74	—	(13)	—	87	n/m	(1)

Total operating expenses	41,713	29.4	29,618	33.4	12,095	40.8

Operating loss	(28,939)	(20.4)	(15,930)	(18.0)	(13,009)	81.7
Other income (expense):
Interest income (expense), net	(1,103)	(0.8)	(303)	(0.3)	(800)	264.0
Loss on foreign currency translation	(7,353)	(5.2)	(261)	(0.3)	(7,092)	2,717.2
Other income (expense)	(3,760)	(2.6)	—	—	(3,760)	n/m	(1)

Total other income (expense)	(12,216)	(8.6)	(564)	(0.6)	(11,652)	2,066.0

Loss before income taxes	(41,155)	(29.0)	(16,494)	(18.6)	(24,661)	149.5
Income tax provision	386	0.3	668	0.7	(282)	(42.2)

Net loss	$(41,541)	(29.3)	$(17,162)	(19.3)	$(24,379)	142.1

(1)	Not meaningful.

	Nine Months Ended					Increase
	March 30, 2013		March 31, 2012		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$449,920	100.0	$281,018	100.0	$168,902	60.1
Cost of revenues	396,425	88.1	232,422	82.7	164,003	70.6

Gross profit	53,495	11.9	48,596	17.3	4,899	10.1

Operating expenses:
Research and development	76,752	17.1	49,736	17.7	27,016	54.3
Selling, general and administrative	69,778	15.5	46,848	16.7	22,930	48.9
Amortization of intangible assets	6,828	1.5	2,224	0.8	4,604	207.0
Restructuring, acquisition and related (gains) costs, net	(7,944)	(1.8)	3,643	1.3	(11,587)	n/m	(1)
Flood-related (income) expense, net	(10,643)	(2.3)	5,821	2.1	(16,464)	n/m	(1)
Loss on sale of property and equipment	62	—	84	—	(22)	(26.2)

Total operating expenses	134,833	30.0	108,356	38.6	26,477	24.4

Operating loss	(81,338)	(18.1)	(59,760)	(21.3)	(21,578)	36.1
Other income (expense):
Interest income (expense), net	(2,230)	(0.5)	(705)	(0.3)	(1,525)	216.3
Gain (loss) on foreign currency translation	(10,580)	(2.4)	2,429	0.9	(13,009)	n/m	(1)
Other income (expense)	(3,760)	(0.8)	2,238	0.8	(5,998)	n/m	(1)
Gain on bargain purchase	27,865	6.2	—	—	27,865	n/m	(1)

Total other income (expense)	11,295	2.5	3,962	1.4	7,333	185.1

Loss before income taxes	(70,043)	(15.6)	(55,798)	(19.9)	(14,245)	25.5
Income tax provision	2,993	0.6	6,774	2.4	(3,781)	(55.8)

Net loss	$(73,036)	(16.2)	$(62,572)	(22.3)	$(10,464)	16.7

(1)	Not meaningful.

Revenues

Revenues for the three months ended March 30, 2013 decreased by $17.8 million, or 11 percent, compared to the three months ended December 29, 2012. The decrease in revenues was primarily due to a decline in demand for our products, largely associated with market conditions. Market demand across most of our product groups was weaker than expected during the three months ended March 30, 2013 as compared to the three months ended December 29, 2012, and reflected in particular seasonal fluctuations. We believe our revenues in the fourth quarter of fiscal year 2013 will continue to remain relatively flat as compared to the three months ended March 30, 2013, reflecting a sustained slowdown in the demand for our products, especially within the telecom market. The decrease in our revenues during the three months ended March 30, 2013 is also partially a result of our sale of the thin film filter business and interleaver product line during the second quarter of fiscal year 2013, which resulted in approximately $2.5 million in lower revenues in the third quarter of fiscal year 2013. Compared to the three months ended December 29, 2012, revenues from sales of our 40 Gb/s and 100 Gb/s transmission modules decreased by $0.5 million, or 1 percent; revenues from sales of our 10 Gb/s transmission modules decreased by $5.5 million, or 12 percent; revenues from sales of our amplification, filtering and optical switching products decreased by $10.4 million, or 33 percent; revenues from sales of our industrial and consumer products decreased by $1.5 million, or 8 percent; and revenues from sales of our transmission components remained relatively flat.

Revenues for the three months ended March 30, 2013 increased by $52.9 million, or 60 percent, compared to the three months ended March 31, 2012. The increase was primarily due to the inclusion of revenues in fiscal year 2013 generated through the acquisition of Opnext on July 23, 2012. Compared to the three months ended March 31, 2012, revenues from sales of our 40 Gb/s and 100 Gb/s transmission modules increased by $18.7 million, or 98 percent; revenues from sales of our 10 Gb/s transmission modules increased by $32.9 million, or 352 percent; revenues from sales of our amplification, filtering and optical switching products decreased by $2.5 million, or 11 percent; revenues from sales of our transmission components decreased by $1.6 million, or 7 percent; and revenues from sales of our industrial and consumer products increased by $5.4 million, or 41 percent. The increase in revenue for these respective product groups was mainly attributable to our acquisition of Opnext and also our recovery from the Thai flood. The increase in revenues was also attributable to approximately $4.0 million in lower than expected revenues during the three months ended March 31, 2012, due to a short-term work stoppage in our China factory, which was subsequently resolved in the fourth quarter of fiscal year 2012. However, we believe that market demand for optical components was weaker during the three months ended March 30, 2013 than the three months ended March 31, 2012. After adjusting for the estimated impacts of the flood and work stoppage, our pro forma combined revenues including Oclaro and Opnext are lower in the current quarter than for the comparable quarter of the prior year as a result of these market conditions.

For the three months ended March 30, 2013, Cisco Systems, Inc. (Cisco) accounted for $16.1 million, or 11 percent, of our revenues, and Huawei Technologies Co., Ltd. (Huawei) accounted for $15.8 million, or 11 percent, of our revenues. For the three months ended December 29, 2012, Cisco accounted for $17.9 million, or 11 percent, of our revenues, Alcatel-Lucent accounted for $16.5 million, or 10 percent, of our revenues, and Huawei accounted for $16.0 million, or 10 percent, of our revenues. For the three months ended March 31, 2012, Fujitsu Limited (Fujitsu) accounted for $14.3 million, or 16 percent, of our revenues.

Revenues for the nine months ended March 30, 2013 increased by $168.9 million, or 60 percent, compared to the nine months ended March 31, 2012. The increase was primarily due to the inclusion of revenues in fiscal year 2013 generated through the acquisition of Opnext on July 23, 2012. Compared to the nine months ended March 31, 2012, revenues from sales of our 40 Gb/s and 100 Gb/s transmission modules increased by $54.2 million, or 106 percent; revenues from sales of our 10 Gb/s transmission modules increased by $96.3 million, or 295 percent; revenues from sales of our transmission components increased by $0.8 million, or 1 percent; revenues from sales of our amplification, filtering and optical switching products increased by $3.5 million, or 4 percent; and revenues from sales of our industrial and consumer products increased by $14.2 million, or 33 percent. The increase in revenue for these respective product groups was mainly attributable to our acquisition of Opnext and also our recovery from the Thai flood. The increase in revenues was also attributable to approximately $4.0 million in lower than expected revenues during the nine months ended March 31, 2012, due to a short-term work stoppage in our China factory, which was subsequently resolved in the fourth quarter of fiscal year 2012. However, we believe that market demand for optical components was weaker during the nine months ended March 30, 2013 than the nine months ended March 31, 2012. After adjusting for the estimated impacts of the flood and work stoppage, our pro forma combined revenues including Oclaro and Opnext are lower for the nine months ended March 30, 2013 than for the comparable period of the prior year as a result of these market conditions.

For the nine months ended March 30, 2013, Cisco accounted for $53.5 million, or 12 percent, of our revenues, and Huawei accounted for $48.5 million, or 11 percent, of our revenues. For the nine months ended March 31, 2012, Fujitsu accounted for $38.2 million, or 14 percent, of our revenues, and Huawei accounted for $28.5 million, or 10 percent, of our revenues.

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

Our cost of revenues for the three months ended March 30, 2013 decreased by $8.3 million, or 6 percent, from the three months ended December 29, 2012. The decrease was primarily related to a reduction in costs associated with lower volumes of revenue attributable to a decrease in product sales.

Our cost of revenues for the three months ended March 30, 2013 increased by $53.8 million, or 72 percent, from the three months ended March 31, 2012. The increase was primarily related to higher costs associated with the inclusion of cost of revenues in fiscal year 2013 generated through the acquisition of Opnext on July 23, 2012.

Our cost of revenues for the nine months ended March 30, 2013 increased by $164.0 million, or 71 percent, from the nine months ended March 31, 2012. The increase was primarily related to higher costs associated with the inclusion of cost of revenues in fiscal year 2013 generated through the acquisition of Opnext on July 23, 2012.

Gross Profit

Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.

Our gross margin rate decreased by 5 percent for the three months ended March 30, 2013, to 9 percent, compared to the three months ended December 29, 2012. The 5 percentage point decline in gross margin rate was primarily attributable to lower total revenues compared to our fixed overhead costs, as well as direct cost improvements in certain of our products not matching the level of average price erosion for those products, and due to higher excess and obsolete inventory valuation charges.

Our gross margin rate decreased by 6 percent for the three months ended March 30, 2013, to 9 percent, compared to the three months ended March 31, 2012. The 6 percentage point decline in gross margin rate was primarily attributable to a lower margin over direct costs of our products, with a primary factor being the change in product mix to a higher mix of lower margin fixed wavelength 10 Gb/s transmission products, as well as direct cost improvements in certain of our products not matching the level of average price erosion for those products, and due to higher excess and obsolete inventory valuation charges. The decrease in our gross margin rate was also due to the re-assignment of certain of our manufacturing employees to efforts to restore our production capacity following the flood in Thailand, which resulted in a $1.2 million higher gross profit than would have otherwise been recorded for the three months ended March 31, 2012, as these costs were included in flood-related (income) expense during that period.

Our gross margin rate decreased by 5 percent for the nine months ended March 30, 2013, to 12 percent, compared to the nine months ended March 31, 2012. The 5 percentage point decline in gross margin rate was primarily attributable to product mix with a higher mix of lower margin fixed wavelength 10 Gb/s transmission products, and due to higher excess and obsolete inventory valuation charges. The decrease in our gross margin rate was also due to the re-assignment of certain of our manufacturing employees to efforts to restore our production capacity following the flood in Thailand, which resulted in a $1.7 million higher gross profit than would have otherwise been recorded for the nine months ended March 31, 2012, as these costs were included in flood-related (income) expense during that period. The decrease in gross margin rate was partially offset by lower revenues in the second and third quarters of fiscal 2012 in relation to overhead expenses, in part caused by the flooding in Thailand and the short-term work stoppage in our China factory, resulting in a lower gross margin for that period.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.

Research and development expenses decreased to $25.2 million for the three months ended March 30, 2013 from $25.7 million for the three months ended December 29, 2012. The decrease in research and development expenses was primarily related to a favorable impact from the Japanese yen weakening relative to the U.S. dollar. Personnel-related costs decreased to $14.6 million for the three months ended March 30, 2013, compared with $15.0 million for the three months ended December 29, 2012, and other costs, including the costs of design tools and facilities-related costs decreased to $10.6 million for the three months ended March 30, 2013, compared with $10.7 million for the three months ended December 29, 2012.

Research and development expenses increased to $25.2 million for the three months ended March 30, 2013 from $15.0 million for the three months ended March 31, 2012. The increase was primarily related to the inclusion of research and development expenses in fiscal year 2013 to fund research and development associated with products acquired through the acquisition of Opnext on July 23, 2012, partially offset by other cost reduction efforts in response to softening market conditions and lower post-flood revenues. Personnel-related costs increased to $14.6 million for the three months ended March 30, 2013, compared with $10.6 million for the three months ended March 31, 2012, primarily as a result of an increase in personnel numbers following our acquisition of Opnext. In addition, in the third quarter of fiscal year 2012, as part of our Thailand flood recovery efforts, certain of our research and development employees were redirected to efforts to restore our production capacity. As a result, our research and development expenses were $0.6 million lower than they would have been otherwise, as these amounts were recorded in flood-related (income) expense, net, for the three months ended March 31, 2012. Other costs, including the costs of design tools and facilities-related costs increased to $10.6 million for the three months ended March 30, 2013, compared with $4.5 million for the three months ended March 31, 2012.

Research and development expenses increased to $76.8 million for the nine months ended March 30, 2013 from $49.7 million for the nine months ended March 31, 2012. The increase was primarily related to the inclusion of research and development expenses in fiscal year 2013 to fund research and development associated with products acquired through the acquisition of Opnext on July 23, 2012, partially offset by a reduction in research and development expenses related to synergies from aligning and reducing combined research and development resources of Oclaro and Opnext in association with the merger, and other cost reduction efforts in response to softening market conditions and lower post-flood revenues. Personnel-related costs increased to $44.1 million for the nine months ended March 30, 2013, compared with $30.8 million for the nine months ended March 31, 2012, primarily as a result of an increase in personnel numbers following our acquisition of Opnext. In addition, in the second and third quarters of fiscal year 2012, as part of our Thailand flood recovery efforts, certain of our research and development employees were redirected to efforts to restore our production capacity. As a result, our research and development expenses were $1.1 million lower than they would have been otherwise, as these amounts were recorded in flood-related (income) expense, net, for the nine months ended March 31, 2012. Other costs, including the costs of design tools and facilities-related costs increased to $32.7 million for the nine months ended March 30, 2013, compared with $18.9 million for the nine months ended March 31, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.

Selling, general and administrative expenses decreased to $22.5 million for the three months ended March 30, 2013, from $22.9 million for the three months ended December 29, 2012. The decrease was primarily related to a reduction in selling, general and administrative expenses related to favorable impact from the Japanese yen weakening relative to the U.S. dollar. Personnel-related costs decreased to $12.9 million for the three months ended March 30, 2013, compared with $13.6 million for the three months ended December 29, 2012, and other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, increased to $9.5 million for the three months ended March 30, 2013, compared with $9.3 million for the three months ended March 31, 2012. Of the $9.5 million in other costs incurred in the third quarter of fiscal year 2013, $2.7 million related to audit, professional fees and insurance costs, $2.8 million related to sales and marketing costs, $1.8 million related to information technology costs, $1.6 million related to legal and executive costs, and $0.6 million related to human resources costs.

Selling, general and administrative expenses increased to $22.5 million for the three months ended March 30, 2013, from $14.9 million for the three months ended March 31, 2012. The increase was primarily related to the inclusion of selling, general and administrative expenses in fiscal year 2013 attributable to the operations of Opnext, partially offset by a reduction in selling, general and administrative expenses related to synergies from aligning and reducing combined selling, general and administrative resources of Oclaro and Opnext in association with the merger, and other cost reduction efforts in response to softening market conditions and lower post-flood revenues. Personnel-related costs increased to $12.9 million for the three months ended March 30, 2013, compared with $9.1 million for the three months ended March 31, 2012, primarily as a result of an increase in personnel numbers following our acquisition of Opnext. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, increased to $9.5 million for the three months ended March 30, 2013, compared with $5.8 million for the three months ended March 31, 2012.

Selling, general and administrative expenses increased to $69.8 million for the nine months ended March 30, 2013, from $46.8 million for the nine months ended March 31, 2012. The increase was primarily related to the inclusion of selling, general and administrative expenses in fiscal year 2013 attributable to the operations of Opnext, partially offset by a reduction in selling, general and administrative expenses related to synergies from aligning and reducing combined selling, general and administrative resources of Oclaro and Opnext in association with the merger, and other cost reduction efforts in response to softening market conditions and lower post-flood revenues. Personnel-related costs increased to $40.2 million for the nine months ended March 30, 2013, compared with $28.5 million for the nine months ended March 31, 2012, primarily as a result of an increase in personnel numbers following our acquisition of Opnext. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, increased to $29.6 million for the nine months ended March 30, 2013, compared with $18.4 million for the nine months ended March 31, 2012. Of the $29.6 million in other costs incurred during the nine months ended March 30, 2013, $9.8 million related to audit, professional fees and insurance costs, $8.4 million related to sales and marketing costs, $5.8 million related to information technology costs, $3.7 million related to legal and executive costs, and $1.9 million related to human resources costs.

Amortization of Intangible Assets

Amortization of intangible assets for the three months ended March 30, 2013 remained flat as compared to the three months ended December 29, 2012.

Amortization of intangible assets increased to $2.4 million and $6.8 million for the three and nine months ended March 30, 2013, respectively, from $0.8 million and $2.2 million for the three and nine months ended March 31, 2012, respectively. The increase is a result of our acquisition of Opnext, in which we recorded $28.0 million in intangible assets as our preliminary estimate of the fair value of acquired intangible assets.

Restructuring, Acquisition and Related Costs

In connection with the acquisition of Opnext, during the nine months ended March 30, 2013, we recorded $2.6 million in legal and professional fees, and initiated a restructuring plan to integrate the businesses. Under this restructuring plan, during the three and nine months ended March 30, 2013, we recorded $0.3 million and $8.1 million, respectively, related to workforce reductions, which are included in restructuring, acquisition and related costs in the condensed consolidated statement of operations. During the three and nine months ended March 30, 2013, we recorded $0.2 million related to lease cancellation and commitments. During the nine months ended March 30, 2013, we also recorded $0.9 million related to the impairment of certain technology that is now considered redundant following the acquisition and $0.4 million related to the write-off of net book value inventory that supported this technology during the first quarter of fiscal year 2013.

During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of our Shenzhen, China manufacturing operations to Venture. We expect this transition to occur in a phased and gradual transfer of products over a three year period ending in 2015 and will result in approximately $35 million in lower working capital requirements, net of related costs incurred. In connection with this transition, we recorded restructuring charges for employee separation charges of $1.1 million and $4.0 million, respectively, during the three and nine months ended March 30, 2013.

During the second quarter of fiscal year 2013, we sold our thin film filter business and interleaver product line in exchange for a total purchase price of $27.0 million in cash. During the three and nine months ended March 30, 2013, we recorded an expense of $0.2 million and a gain of $25.0 million, respectively, related to this sale in the restructuring, acquisition and related costs in our condensed consolidated statement of operations. During the three months ended December 29, 2012, we recorded a gain of $25.0 million related to this sale.

During the three months ended March 31, 2012, we recorded $1.2 million in employee separation costs related to previously announced restructuring plans and incurred $0.8 million in external consulting charges related to our optimization of past acquisitions. During the three months ended March 31, 2012, we also reviewed the fair value of certain remaining earnout obligations arising from the acquisition of Mintera Corporation (Mintera) and determined that the fair value of these earnouts increased by $0.7 million based on revised estimates of revenues from Mintera products. This $0.7 million increase in fair value was recorded as an increase in restructuring, acquisition and related expenses for the three months ended March 31, 2012.

During the nine months ended March 31, 2012, we recorded $2.3 million in employee separation costs related to previously announced restructuring plans and incurred $3.9 million in external consulting charges related to our optimization of past acquisitions. During the nine months ended March 31, 2012, we also reviewed the fair value of certain remaining earnout obligations arising from the acquisition of Mintera and determined that the fair value of these earnouts decreased by $2.2 million based on revised estimates of revenues from Mintera products. This $2.2 million decrease in fair value was recorded as a decrease in restructuring, acquisition and related expenses for the nine months ended March 31, 2012.

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

During the three and nine months ended March 30, 2013, we recorded flood-related benefits of $11.5 million and $10.6 million, respectively, related to advance payments from our insurers, offset in part by professional fees and related expenses incurred in connection with our recovery efforts. In March 2013, we received an $11.8 million advance payment from one of our insurers relating to losses we incurred due to the flooding in Thailand. This payment is a general advance from our insurer against all Thailand flood-related claims and was not specifically identified as reimbursement for any particular loss or claim. As there were no contingencies associated with this payment, we recorded this advance payment within flood-related (income) expense, net in our condensed consolidated statements of operations for the three and nine months ended March 30, 2013.

During the three months ended December 29, 2012, we recorded flood-related charges of $0.6 million, related to professional fees and related expenses incurred in connection with our recovery efforts.

During the three months ended March 31, 2012, we recorded flood-related charges of $2.5 million related to personnel costs, professional fees and related expenses incurred in connection with our recovery efforts, and $0.6 million in impairment charges related to the write-off of the net book value of property and equipment based on estimates of the damage caused by the flooding. During the nine months ended March 31, 2012, we recorded flood-related charges of $4.3 million related to personnel costs, professional fees and related expenses incurred in connection with our recovery efforts, $4.2 million in impairment charges related to the write-off of the net book value of damaged inventory and $3.7 million related to the write-off of the net book value of property and equipment based on estimates of the damage caused by the flooding. These charges are recorded within the operating expense caption flood-related (income) expense, net, in our condensed consolidated statement of operations for the three and nine months ended March 31, 2012. On February 2, 2012, we also received a $6.4 million advance payment from one of our insurers relating to losses we incurred due to the flooding in Thailand. This payment is a general advance from our insurer against all Thailand flood-related claims and was not specifically identified as reimbursement for any particular loss or claim. As there were no contingencies associated with this payment, we recorded this advance payment within flood-related (income) expense, net in our condensed consolidated statements of operations for the three and nine months ended March 31, 2012.

Other Income (Expense)

Other income (expense) decreased to $12.2 million in expense for the three months ended March 30, 2013 as compared to $4.1 million in expense for the three months ended December 29, 2012 and $0.6 million in expense for the three months ended March 31, 2012. This decrease was primarily due to recording a $7.4 million loss on foreign currency translation during the three months ended March 30, 2013, as compared to recording a $3.4 million loss on foreign currency translation during the three months ended December 29, 2012 and a $0.3 million loss on foreign currency translation during the three months ended March 31, 2012. The foreign currency loss in the current quarter is predominantly a result of revaluing intercompany receivables denominated in Japanese yen. The decrease was also due to recording a $1.1 million interest expense, primarily related to interest on the Convertible Notes which were issued in the second quarter of fiscal 2013 and a $3.6 million impairment charge related to the revaluation of an investment.

Other income (expense) increased to $11.3 million in income for the nine months ended March 30, 2013 from $4.0 million in income for the nine months ended March 31, 2012. This increase was primarily due to recording a $27.9 million gain on bargain purchase in connection with our acquisition of Opnext in the first quarter of fiscal year 2013, partially offset by recording a $10.6 million loss on foreign currency translation during the nine months ended March 30, 2013, as compared to recording a $2.4 million gain on foreign currency translation during the nine months ended March 31, 2012. The increase was also partially offset by recording a $2.2 million interest expense, primarily related to interest on the credit facility and the Convertible Notes which were issued in the second quarter of fiscal 2013 and a $3.6 million impairment charge related to the revaluation of an investment.

Income Tax Provision

For the three and nine months ended March 30, 2013 and for the three months ended December 29, 2012, our income tax provisions of $0.4 million, $3.0 million and $1.4 million, respectively, primarily related to our foreign operations.

For the three and nine months ended March 31, 2012, our income tax provisions of $0.7 million and $6.8 million, respectively, primarily related to our foreign operations. Included in our tax provision for the nine months ended March 31, 2012, is a $4.1 million charge due to the impairment of certain net operating loss carryforwards in Switzerland.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows from Operating Activities

Net cash used by operating activities for the nine months ended March 30, 2013 was $91.7 million, primarily resulting from a net loss of $73.0 million, non-cash adjustments of $12.1 million and a $6.6 million decrease in cash due to changes in operating assets and liabilities. The $6.6 million decrease in cash due to changes in operating assets and liabilities was comprised of a $18.9 million decrease in accounts payable, a $9.9 million increase in prepaid expenses and other current assets, a $7.1 million decrease in accrued expenses and other liabilities, partially offset by a $28.2 million decrease in accounts receivable and a $1.2 million decrease in inventories. The $12.1 million decrease in cash resulting from non-cash adjustments primarily consisted of a decrease of $27.9 million for the bargain purchase gain related to the acquisition of Opnext, a decrease of $24.8 million related to the gain on the sale of the thin film filter business and interleaver product line and $1.5 million from the amortization of deferred gain from sales-leaseback transactions, partially offset by $32.1 million in depreciation and amortization, $5.4 million of expense related to stock-based compensation, $3.6 million related to an impairment charge on an investment and $0.9 million related to the impairment of certain intangibles.

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

Cash Flows from Investing Activities

Net cash provided by investing activities for the nine months ended March 30, 2013 was $52.6 million, primarily consisting of $36.1 million cash acquired in the acquisition of Opnext, $26.0 million in proceeds from the sale of the thin film filter business and interleaver product line, and $3.7 million reduction in restricted cash, partially offset by $13.2 million used in capital expenditures.

Net cash used in investing activities for the nine months ended March 31, 2012 was $9.6 million, primarily consisting of $15.9 million used in capital expenditures, partially offset by $3.4 million in proceeds from the sale of an investment and $2.9 million in proceeds from the sale of certain assets related to a legacy product.

Cash Flows from Financing Activities

Net cash provided by financing activities for the nine months ended March 30, 2013 was $24.5 million, primarily consisting of $22.8 million in proceeds from the sale of convertible notes, $15.3 million in borrowings under our revolving credit facility and $1.7 million received from the issuance of common stock through stock option exercises and our employee stock purchase plan, partially offset by $8.6 million in payments in connection with the remaining earnout obligations related to our acquisition of Mintera, $5.5 million in payments on capital lease obligations and $1.1 million repayments on a note payable and revolving credit facility.

Net cash provided by financing activities of $25.6 million for the nine months ended March 31, 2012 primarily consisted of $25.5 million in borrowings under our revolving credit facility and $0.1 million in proceeds from the issuance of common stock through stock option exercises.

Effect of Exchange Rates on Cash and Cash Equivalents for the Nine months Ended March 30, 2013 and March 31, 2012

The effect of exchange rates on cash and cash equivalents for the nine months ended March 30, 2013 was an increase of $12.5 million, primarily consisting of $3.5 million in net gain due to the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries and from gains of approximately $4.6 million related to the revaluation of U.S. dollar denominated operating intercompany payables and receivables of our foreign subsidiaries.

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

Credit Line and Notes

As of March 30, 2013, we had an $80.0 million senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders (the Credit Agreement) with an expiration date of November 2, 2017. See Note 7, Credit Line and Notes, for additional information regarding this credit facility.

As of March 30, 2013 and June 30, 2012, there was $40.0 million and $25.5 million, respectively, outstanding under the Credit Agreement and we were in compliance with all covenants. At March 30, 2013 and June 30, 2012, there were $30,000 and $0.1 million, respectively, in outstanding standby letters of credit secured under the Credit Agreement. These letters of credit expire at various intervals through June 2015.

On May 6, 2013, Parent, Borrower, the Lenders, the Agent and PECM Strategic Funding LP and Providence TMT Debt Opportunity Fund II LP (the “Term Lenders”) entered into Amendment Number Two to the Credit Agreement and the associated guaranties and security agreements (the “Amendment”), which amended the Credit Agreement in pertinent part by: (i) adding a $25 million term loan (the “Term Loan”) to be provided by the Term Lenders; (ii) reducing the revolving credit facility from $80 million to $50 million (to be further reduced on a dollar-for-dollar basis by an amount equal to the net proceeds of certain asset sale transactions that the Parent may undertake in the future), eliminating the Borrower’s option to increase the revolving credit facility to $100 million and implementing an availability block under the revolving credit facility of at least $10 million; (iii) removing the financial covenants so that Borrower is not required to maintain a minimum of $15 million of availability under the revolving credit facility or $15 million in qualified cash balances; (iv) adding an affirmative covenant that Borrower shall have consummated one or more asset sales in the very near term and with a minimum threshold of net proceeds as set forth in the Amendment, and (v) providing for payments and proceeds of asset sales to be applied to repay the credit facility and the Term Loan (with the first $20.0 million of such proceeds being applied to repay Wells Fargo Capital Finance, Inc. and Silicon Valley Bank and the next $25.0 being applied to repay Providence and the remaining proceeds being used to repay Wells Fargo Capital Finance, Inc. and Silicon Valley Bank all amounts outstanding under the credit facility), and events of default relating thereto. If any event of default were to occur, including a failure to comply with the covenant regarding asset sales described above, such an event of default would (unless waived by the Lenders) entitle the Lenders, upon notice to the Borrower and the Parent, to declare the Term Loan and all other amounts owing under the Credit Agreement, immediately due and payable.

The Term Loan is payable in full on May 5, 2014. There are no amortization payments, but the Term Loan must be repaid with the proceeds of certain asset sale transactions as described above.

In connection with the Amendment, and as further consideration for the Term Lenders providing the term loan, Parent issued the Term Lenders, or an affiliate thereof, warrants (the “Warrants”) to purchase shares of the Parent’s common stock, par value $0.01 per share (the “Common Stock”). The holders of the Warrants are entitled to exercise the Warrants for 1,836,000 shares of Common Stock at an exercise price equal to $1.50 per share (as adjusted from time to time, as provided in the Warrant Certificate representing the Warrants) for a period of one (1) year starting on the date of issuance.

The Borrower paid the revolving lenders an amendment fee of $500,000 and the Term Lenders a closing fee of $2,125,000. Borrower may only prepay the principal amount of the Term Loan, in whole or in part, with the prior written consent of the Required Lenders (as defined in the Amendment). Any prepayments made on the Term Loan obligations after six months following the effective date of the term loan will be at 105% of the related obligations.

Interest on the Term Loan obligations accrues at a per annum rate equal to the sum of: (A) the PIK Term Loan Interest Rate, with such accrued interest to be capitalized quarterly and added to the outstanding principal balance of the Term Loan, and (B) the Cash Term Loan Interest Rate. The PIK Term Loan Interest Rate is 2.0% beginning on the effective date of the Term Loan (the “Effective Date”) up to but excluding the date six months thereafter, then it is 4.0% until the date twelve months after the Effective Date and then it is 5.0%. The Cash Term Loan Interest Rate is 7.0% beginning on the Effective Date up to but excluding the date six months thereafter, then it is 8.5% until the date twelve months after the Effective Date and then it is 10.0%.

No changes were made to the interest rates or commitment fees payable under the revolving credit facility.

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

Borrowings made under the Credit Agreement are subject to the terms and conditions of the Credit Agreement, as described in the Current Reports on Form 8-K filed by Parent with the Securities and Exchange Commission on November 5, 2012 and January 29, 2013, as such terms and conditions have been amended by the Amendment.

In connection with the acquisition of Opnext, we assumed a 1.5 billion Japanese yen note payable to The Sumitomo Trust Bank (Sumitomo). The note is due monthly unless renewed by Sumitomo. As of March 30, 2013, the outstanding loan balance was $15.6 million, based on the exchange rate on March 30, 2013. Interest is paid monthly at the Tokyo Interbank Offered Rate plus a premium, which for our nine months ended March 30, 2013, was 1.7 percent per annum. As of March 30, 2013, we have $15.6 million in restricted cash in our condensed consolidated balance sheet related to our note payable to Sumitomo.

On December 14, 2012, we closed a private placement of $25.0 million aggregate principal amount 7.50% Exchangeable Senior Secured Second Lien Notes due 2018 (Convertible Notes). The sale of the Convertible Notes resulted in net proceeds of approximately $22.8 million. As of March 30, 2013, the net carrying value of the liability component was $23.7 million, the unamortized value of the debt discount was $1.2 million and the estimated fair value of the contingent obligation for the make-whole premium was valued at $0.1 million. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. During the three and nine months ended March 30, 2013, we recorded $0.5 million and $0.6 million, respectively, in interest expense related to these Convertible Notes. See Note 7, Credit Line and Notes, for additional information regarding the Convertible Notes.

Future Cash Requirements

We have experienced lower than expected year-to-date sales volume and our near-term liquidity has been negatively impacted, which will require us to secure additional sources of cash in order to continue to operate our business effectively. We have incurred operating losses and generated negative cash flows for the fiscal year. As of March 30, 2013, we held $80.5 million in cash and short-term investments, comprised of $59.6 million in cash and cash equivalents, $16.9 million in restricted cash and $4.0 million of short-term investments; and we had working capital of $124.4 million. Given the reduction in sales, delays in production of new programs, the continuing costs of our previously announced restructuring activities and a soft macroeconomic commercial situation, we anticipate that our net loss for the fourth quarter will be equal to, or possibly greater than, our net loss for the third quarter, further reducing the amount of cash available to us to fund our continued operations. As a result, we will be required to secure additional sources of cash sooner than we had previously expected (and likely by the end of the first quarter of fiscal 2014) in order to fund our continued operations. On May 7, 2013 we secured one such additional source of cash, a short term bridge loan from Providence Equity of $25 million (with net proceeds to us of $20.5 million after discounts and expenses). In order to obtain this loan, we amended our Credit Agreement to add Providence as a term lender under that agreement. In connection with this amendment, we agreed to complete certain asset sales and use the proceeds to repay amounts we have borrowed under the Credit Agreement in the very near term. We are actively pursuing potential asset sales with multiple potential parties, but we can make no assurances that we will be successful concluding the assets sales we have agreed to complete, that we will be able to repay the amounts we have borrowed under the Credit Agreement as required and that we will be able to obtain sufficient additional cash to operate our business over the next twelve months. If we fail to raise the additional cash required, through asset sales or from other sources, we may not be able to continue as a going concern. For additional information on the risks we face related to future cash requirements, see Item 1A. Risk Factors under “— Risks Related to Our Business — We have a history of large operating losses and we may not be able to achieve profitability in the future and maintain sufficient levels of liquidity.”

In addition to our current cash balances, net proceeds of $20.5 million received from Providence Equity on May 7, 2013 under our Credit Agreement (as amended and restated on May 6, 2013), other amounts expected to be available under our Credit Agreement, which are based on a percentage of eligible accounts receivable (as defined in the Credit Agreement), and amounts anticipated to be received pursuant to our Equipment and Inventory Purchase Agreement with Venture Corporation Ltd, we also expect to receive additional payments for flood-related claims, although the parties have not yet agreed to pay these claims and we are unable to predict the amount that we may ultimately receive for these claims or when or if we will receive any such payments. We are also developing plans to restructure our operations to a lower operating income break-even level.

In the event that any of the sources of liquidity described in the preceding paragraphs are for any reason, not available in a timely manner or in the event that we need additional liquidity beyond our current expectations, such as to fund future growth or strengthen our balance sheet or to fund the cost of restructuring activities we may find necessary to lower our operating income break-even level, we will continue to explore other sources of additional liquidity. These additional sources of liquidity could include one, or a combination, of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

We finance our operations through a mixture of issuances of equity securities, finance leases, working capital and by drawing on our Credit Agreement. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed under our Credit Agreement, note with Sumitomo, Convertible Notes and through our capital leases. At March 30, 2013, there was $40.0 million outstanding under our Credit Agreement at an average interest rate of 3.0 percent per annum, $15.6 million outstanding under our yen-denominated loan with Sumitomo at an average interest rate of 1.7 percent per annum, $25.0 million of Convertible Notes outstanding with an interest rate of 7.5 percent and $20.9 million outstanding under capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense by $1.0 million.

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

As of March 30, 2013, our U.K. subsidiary had $71.7 million, net, in U.S. dollar denominated operating intercompany payables, $52.4 million in U.S. dollar denominated accounts receivable and payable, net, related to sales to external customers and purchases from suppliers, and $22.2 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $0.3 million (U.S. dollar strengthening), or loss of $0.3 million (U.S. dollar weakening) on the translation of these receivables and other cash balances, which would be recorded as gain (loss) on foreign exchange in our condensed consolidated statement of operations. As of March 30, 2013, our Japan subsidiary had $38.1 million, net, in U.S. dollar denominated operating intercompany payables, $4.5 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $19.5 million in U.S. dollar denominated cash and restricted cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $2.3 million (U.S. dollar weakening), or loss of $2.3 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign exchange in our consolidated statement of operations.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 30, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in our internal control over financial reporting during the three months ended March 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 21, 2012, Labyrinth Optical Technologies LLC filed a complaint against us in United States District Court for the Central District of California alleging that certain coherent transponder modules, coherent receivers and DQPSK transceivers sold by us infringe Labyrinth Optical U.S. patent Nos. 7,599,627 and 8,103,173. Labyrinth Optical is seeking damages and injunctive relief. A scheduling hearing is set for June 3, 2013. We are unable at this time to estimate the effects of this lawsuit on our financial position, results of operations or cash flows.

On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (Pension Fund) as lead plaintiff for the putative class. On April 26, 2012, the Pension Fund filed a second amended complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that we and certain of our officers and directors issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. On September 21, 2012, the Court dismissed the second amended complaint with leave to amend. After the Pension Fund moved for reconsideration, on January 10, 2013, the Court allowed plaintiffs to take discovery regarding statements made in May and June 2010. The Court also ordered defendants to move for summary judgment by June 13, 2013 on the issue of defendants’ scienter with respect to statements made in May and June 2010, and further ordered that the motion be heard on July 18, 2013. On March 1, 2013 the Pension Fund filed a third amended complaint, attempting to cure pleading deficiencies with regard to statements allegedly made from July to October 2010. On April 1, 2013, defendants moved to dismiss the third amended complaint with respect to the statements made from July to October 2010. Oral argument on the motion to dismiss is scheduled for May 16, 2013. Discovery has commenced, and no trial has been scheduled in this action. We intend to defend this litigation vigorously. We are unable at this time to estimate the effects of this lawsuit on our financial position, results of operations or cash flows.

On June 10, 2011, a purported shareholder, Stanley Moskal, filed a purported derivative action in the Superior Court for the State of California, County of Santa Clara, against us, as nominal defendant, and certain of our current and former officers and directors, as defendants. The case is styled Moskal v. Couder, No. 1:11 CV 202880 (Santa Clara County Super. Ct. filed June 10, 2011). Four other purported shareholders, Matteo Guindani, Jermaine Coney, Jefferson Braman and Toby Aguilar, separately filed substantially similar lawsuits in the United States District Court for the Northern District of California on June 27, June 28, July 7 and July 26, 2011, respectively. By Order dated September 14, 2011, the Guindani, Coney, and Braman actions were consolidated under In re Oclaro, Inc. Derivative Litigation, Lead Case No. 11 Civ. 3176 EMC. On October 5, 2011, the Aguilar action was voluntarily dismissed. Each remaining purported derivative complaint alleges that Oclaro has been, or will be, damaged by the actions alleged in the Westley complaint, and the litigation of the Westley action, and any damages or settlement paid in the Westley action. Each purported derivative complaint alleges counts for breaches of fiduciary duty, waste, and unjust enrichment. Each purported derivative complaint seeks damages and costs of an unspecified amount, as well as injunctive relief. By Order dated March 6, 2012, the parties in the Moskal action agreed that defendants shall not be required to respond to the original complaint. By Order dated February 27, 2013, the parties in the Moskal action agreed that plaintiff would serve an amended complaint no later than 30 days after the Court in the Westley action rules on defendants’ motion to dismiss the third amended complaint in the Westley action and the stay of discovery would remain in effect until further order of the Court or agreement by the parties, provided, however, that they obtain discovery produced in the Westley Action. By Order dated March 12, 2013, the parties to In re Oclaro, Inc. Derivative Litigation agreed to stay all proceedings until such time as (a) the defendants file an answer to any complaint in the Westley action; or (b) the Westley action is dismissed in its entirety with prejudice, provided, however, that they obtain discovery produced in the Westley Action. No trial has been scheduled in any of these actions. We are unable at this time to estimate the effects of these lawsuits on our financial position, results of operations or cash flows.

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

Risks Related to Our Business

We have a history of large operating losses and we may not be able to achieve profitability in the future and maintain sufficient levels of liquidity.

We have historically incurred losses and negative cash flows from operations since our inception. As of March 30, 2013, we had an accumulated deficit of $1,265.6 million. We have incurred operating losses and negative cash flows for the current fiscal year, and we incurred losses from continuing operations for the years ended June 30, 2012 and July 2, 2011, of $66.5 million and $46.4 million, respectively. Similarly, prior to our acquisition of Opnext, Opnext had a history of net losses and negative cash flows. For the fiscal years ended March 31, 2012 and 2011, Opnext incurred net losses of $84.4 million and $31.8 million, respectively.

We have experienced lower than expected year-to-date sales volume and our near-term liquidity has been negatively impacted, which will require us to secure additional sources of cash in order to continue to operate our business effectively. We anticipate that the quarterly loss in the fourth quarter may be at least as large as what we have seen over the past year, further eroding our cash position. We may not be able to achieve profitability in any future periods.

As of March 30, 2013, we held $80.5 million in cash and short-term investments, comprised of $59.6 million in cash and cash equivalents, $16.9 million in restricted cash and $4.0 million of short-term investments; and we had working capital of $124.4 million. Given the reduction in sales, delays in production of new programs, the continuing costs of our previously announced restructuring activities and a soft macroeconomic commercial situation, we anticipate that our net loss for the fourth quarter will be equal to, or possibly greater than, our net loss for the third quarter, further reducing the amount of cash available to us to fund our continued operations. As a result, we will be required to secure additional sources of cash sooner than we had previously expected (and likely by the end of the first quarter of fiscal 2014) in order to fund our continued operations. On May 7, 2013 we secured one such additional source of cash, a short term bridge loan from Providence Equity of $25 million (with net proceeds to us of $20.5 million after discounts and expenses). In order to obtain this loan, we amended our Credit Agreement to add Providence as a term lender under that agreement. In connection with this amendment, we agreed to complete certain asset sales and use the proceeds to repay amounts we have borrowed under the Credit Agreement in the very near term. We are actively pursuing potential asset sales with multiple potential parties, but we can make no assurances that we will be successful concluding the assets sales we have agreed to complete, that we will be able to repay the amounts we have borrowed under the Credit Agreement as required and that we will be able to obtain sufficient additional cash to operate our business over the next twelve months. If we are unable to raise additional cash through assets sales or from other sources, or otherwise unable to continue as a going concern, we may be forced to further restructure our operations, which could result in our stockholders losing a substantial portion, or all, of their investment in the Company.

The optical communications industry is subject to significant operational fluctuations. In order to remain competitive we incur substantial costs associated with research and development, qualification, production capacity and sales and marketing activities in connection with products that may be purchased, if at all, long after we have incurred such costs. In addition, the rapidly changing industry in which we operate, the length of time between developing and introducing a product to market, frequent changing customer specifications for products, customer cancellations of products and general down cycles in the industry, among other things, make our prospects difficult to evaluate. We are not generating cash flow from operations, and it is possible that we may not generate sufficient cash flow from operations, or be able to draw down on our $50.0 million senior secured revolving credit facility, to the extent we anticipate, or at all, or have to pay down on those facilities; obtain insurance reimbursement proceeds in the amount and within the time frame that we expect; conclude additional strategic transactions; or otherwise have sufficient capital resources to meet our future capital or liquidity needs. We may also decide it is prudent to undertake restructuring activities to reduce our cost base and lower our operating income break-even level, and those efforts may require financing which we may or may not be able to generate.

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

In March 2012, we entered into a definitive agreement with Venture Corporation Limited (Venture) to transfer our Shenzhen final assembly and test operations to Venture’s Malaysia facility in a phased and gradual transfer of products over a period of three years. In conjunction with this agreement, we entered into a five-year supply agreement with Venture to manufacture and supply us with certain products that were previously manufactured at our Shenzhen facility. There can be no assurance that the transition of our Shenzhen assembly and test operations and the corresponding long term supply agreement with Venture will result in the benefits that we expect, or that revenues will not be adversely impacted during the transition period. There can be no assurance that we will realize our initial estimate of $35 million in lower working capital requirements, net of related costs incurred, due to the outsourcing of these activities.

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

We initiated plans to relocate our manufacturing and research and development facilities, as well as our administrative offices, from Totsuka, Japan to a facility we leased from Yokogawa Electric Corporation in Sagamihara-shi, Kanagawa Prefecture, Japan. While we have completed the first stage of this transition, there can be no assurance that the completion of such relocation activities will not adversely impact our production capacity or manufacturing yields or divert management’s attention from the day-to-day operations of our business, any of which could adversely affect our business, results of operations and cash flows.

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

We may not be able to maintain or improve our gross margins, due to the current economic uncertainty, changes in customer demand (including a change in product mix between different areas of our business) and pricing pressure from increased competition or other factors. During the nine months ended March 30, 2013, our gross margin decreased as compared to the nine month period ended March 31, 2012. Similarly, Opnext also experienced a decrease in its gross margin during the fiscal year 2012 as compared to fiscal year 2011. We are attempting to reduce our product costs and improve our product mix to offset price competition and erosion expected in most product categories, but there is no assurance that we will be successful. Our gross margins can also be adversely impacted for reasons including, but not limited to, fixed manufacturing costs that would not be expected to decrease in proportion to any decrease in revenues, as occurred due to the flooding in Thailand, unfavorable production yields or variances, increases in costs of input parts and materials, the timing of movements in our inventory balances, warranty costs and related returns, changes in foreign currency exchange rates, and possible exposure to inventory valuation reserves. Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations.

Our results of operations have been and may be materially and adversely affected by flooding in Thailand.

In October 2011, certain areas in Thailand suffered major flooding as a result of monsoons. This flooding had a material impact on our business and results of operations and on the business and results of operations of Opnext. The primary contract manufacturer for us and Opnext, Fabrinet, suspended operations at two factories located in Chokchai, Thailand and Pinehurst, Thailand. The Chokchai factory suffered extensive flood damage and became inaccessible due to high water levels inside and surrounding the manufacturing facility. As a result of this flooding, we and Opnext experienced a significant decline in products sales in fiscal year 2012, and are uncertain about the likelihood of recovering customer share of certain products to pre-flood levels, including certain data communications products. We also had delays in the recovery of our ramp of 40G modulators which impacted our 40G modulator and 40G transponder revenues in our first fiscal quarter of 2013. We also incurred significant damage to our inventory and property and equipment located at the Chokchai facility. During the year ended June 30, 2012, we recorded impairment charges of $4.2 million related to the write-off of the net book value of damaged inventory and $3.9 million related to the write-off of the net book value of property and equipment based on our preliminary estimates of the damage caused by the flooding; and we incurred $5.3 million in personnel-related costs, professional fees and related expenses in connection with our recovery efforts. Similarly, during the quarter ended March 31, 2012, Opnext recorded charges of $9.7 million for fixed asset impairments and $10.9 million for damaged inventory based on its preliminary estimates of the damage caused by the flooding. Although we do not anticipate incurring additional material expenses or losses related to damaged equipment and inventory or recovery efforts in fiscal year 2013, we will continue to evaluate our estimates of flood-related losses.

It is possible that our customers could experience supply chain disruptions as a result of other suppliers whose manufacturing operations in Thailand have been impacted by the flooding which could impact our customers’ demand, or the timing of their demand, for our products. It is also possible that our customers will seek alternative suppliers of comparable products if we are unable to meet their supply needs as a result of the flooding in Thailand. While we believe our insurance coverage, both property and business interruption, will mitigate a portion of the adverse impact, there can be no assurance as to the amount or timing of insurance recoveries beyond those received through March 2013, or that the timing or amounts will be sufficient to fully compensate for negative impacts on our operating cash flow during the recovery period. If we do not efficiently and effectively mitigate the impact of the flooding on our business or if the adverse impact extends for a longer period of time than expected, our results of operations would be materially and adversely affected.

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

Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, during the nine months ended March 30, 2013 and in the years ended June 30, 2012, July 2, 2011 and July 3, 2010, our three largest customers accounted for 31 percent, 29 percent, 36 percent and 29 percent of our revenues, respectively. Similarly, for Opnext, sales to its two largest customers in fiscal year 2012 accounted for 41 percent of its total revenues and sales to its three largest customers in fiscal year 2011 accounted for 45 percent of its total revenues. The combined company continues to rely on a limited number of customers for a significant portion of its revenue. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, during the second half of fiscal 2012, our revenues were adversely impacted by a significant change in demand expectations from a particular major customer. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.

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

A significant portion of our assembly and test operations, chip-on-carrier operations and manufacturing and supply chain management operations are concentrated in our facility in Shenzhen, China. In addition, we have substantial research and development related activities in Shenzhen and Shanghai, China. To be successful in China we will need to:

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

Our results of operations may suffer if we do not effectively manage our inventory, and we may continue to incur inventory-related charges.

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

As of March 30, 2013, we had approximately 3,000 employees in a total of 24 facilities around the world. As a result of the acquisition of Opnext, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization, including managing and executing the planned acquisition synergies and transitions with Opnext, could have a material adverse effect on our operating results and, as a result, on the market price of our common stock. The Opnext acquisition and other recent acquisitions have increased our serviceable available markets and scaling the company to address the growth potentially available from addressing these markets, and potentially available within our previously existing markets, creates additional challenges of a similar nature. We also continue to evaluate plans and alternatives to simplify the merged company, and to reduce our profitability break-even levels, which could include additional strategic transactions, such as asset sales or intellectual property transactions and further actions to restructure the merged company. The corresponding activities could distract from normal business operations and adversely impact our ability to execute our operating results.

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

As of March 30, 2013, we had goodwill of approximately $10.9 million and $36.9 million in other intangible assets on our condensed consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the goodwill and the implied fair value of the goodwill in the period in which such determination is made. The testing of goodwill for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge. During the first quarter of fiscal year 2013, we recorded $0.9 million in restructuring charges related to the impairment of certain technology that is now considered redundant following the acquisition of Opnext.

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

We have previously enacted a series of restructuring plans and cost reduction plans designed to reduce our manufacturing overhead and our operating expenses that have resulted in significant restructuring charges. Such charges have adversely affected, and will continue to adversely affect, our results of operations for the periods in which such charges have been, or will be, incurred. Additionally, actual costs have in the past, and may in the future, exceed the amounts estimated and provided for in our financial statements. Significant additional charges could materially and adversely affect our results of operations in the periods that they are incurred and recognized. In addition, any restructuring activities will require significant cash commitments and will adversely affect our cash balances.

For instance, we accrued $5.4 million and $2.2 million in restructuring charges during fiscal years 2009 and 2010, respectively, in connection with our merger with Avanex. On July 4, 2009, we completed the exchange of our New Focus business to Newport in exchange for Newport’s high powered laser diode business, which resulted in us incurring $0.5 million in restructuring charges in fiscal year 2010 in connection with the transfer of the Tucson manufacturing operations to our European facilities. During fiscal year 2011, we incurred $0.6 million in restructuring charges related to a restructuring plan specific to our acquisition of Mintera. During fiscal year 2012 and the nine months ended March 30, 2013, we incurred $6.0 million and $4.0 million in restructuring charges, respectively, in connection with the transition of our Shenzhen, China assembly and test operations to Venture, and expect to incur an additional $4.5 million to $8.5 million in restructuring charges over the remaining transition period. During the nine months ended March 30, 2013, we incurred $9.6 million in restructuring charges in connection with the acquisition and integration of Opnext, and expect to incur additional restructuring charges related to this plan over the next quarter.

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

In April 2012, in connection with the restatement of our previously issued consolidated financial statements as of and for the quarters ended March 31, 2012 and October 1, 2011, our management re-evaluated the effectiveness of our disclosure controls and procedures. As a result of that re-evaluation, our management determined that a material weakness existed in our internal controls over financial reporting such that our disclosure controls and procedures related to accounting for income taxes were not effective as of March 31, 2012 and October 1, 2011. Additional information regarding the prior period restatements are contained in Note 1 to the condensed consolidated financial statements included as part of Amendment No. 1 to Quarterly Report on Form 10-Q for each of the respective quarters. During the quarter ended March 31, 2012, we implemented enhancements to our internal controls over financial reporting, including adding additional monitoring controls over the preparation and filing of foreign income tax returns. Our remediation efforts, including the testing of these controls continued throughout our fiscal year 2012. The material weakness was considered remediated in the fourth quarter of fiscal year 2012, once these controls were shown to be operational for a sufficient period of time to allow management to conclude that these controls were operating effectively. However, we cannot assure you that similar material weaknesses will not recur. If additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

As of March 30, 2013, we had consolidated debt of $101.5 million outstanding, net, all of which was secured, including $40.0 million outstanding under our senior secured revolving credit facility and $25.0 million outstanding pursuant to the issuance by our wholly-owned subsidiary of 7.50% exchangeable senior secured second lien notes due 2018.

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

Significantly, On May 6, 2013, we entered into Amendment Number Two to the Second Amended and Restated Credit Agreement and the associated guaranties and security agreements, which amended the Credit Agreement in pertinent part by adding an affirmative covenant that Borrower shall have consummated one or more asset sales in the very near term and with a minimum threshold of net proceeds as set forth in the Amendment. If any event of default were to occur, including a failure to comply with the covenant regarding asset sales, such an event of default would (unless waived by the Lenders) entitle the Lenders, upon notice to the Borrower and the Parent, to declare the Term Loan and all other amounts owing under the Credit Agreement, immediately due and payable.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. For example, between December 29, 2012 and March 30, 2013, the market price of our common stock ranged from a low of $1.16 per share to a high of $1.95 per share. Many factors could cause the market price of our common stock to rise and fall. In addition to the matters discussed in other risk factors included in our public filings, some of the reasons for the fluctuations in our stock price are:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuance of Warrants

On May 6, 2013, the Company entered into Amendment Number Two to its Second Amended and Restated Credit Agreement and the associated guaranties and security agreements (the “Amendment”), pursuant to which it issued warrants to purchase, in the aggregate, 1,836,000 shares of the Company’s common stock at an exercise price of $1.50 per share (subject to adjustment from time to time, as provided in the Warrants). The Warrants are being issued by the Company in consideration of the Term Lenders entering into the Amendment and providing the Term Loan. The offer and sale of the Warrants was not registered under the Securities Act of 1933 in reliance upon the exemption from registration under Section 4(2) of the Securities Act as such transaction did not involve a public offering of securities.

The Warrants expire on May 6, 2014, and they may be exercised prior to maturity at the option of the holders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The disclosure below is included in this report in lieu of filing a Current Report on Form 8-K.

Entry into a Material Definitive Agreement

Amendment Number Two to Amended and Restated Credit Agreement

Oclaro, Inc., a Delaware corporation (the “Parent”), is a party to the Second Amended and Restated Credit Agreement, dated as of November 2, 2012 (as amended, the “Credit Agreement”), among the Parent, Oclaro Technology Limited, a company incorporated under the laws of England and Wales (the “Borrower”), each lender party thereto (the “Lenders”) and Wells Fargo Capital Finance, Inc., a California corporation (the “Agent”), as administrative agent for the Lenders.

On May 6, 2013, Parent, Borrower, the Lenders, the Agent and PECM Strategic Funding LP and Providence TMT Debt Opportunity Fund II LP (the “Term Lenders”) entered into Amendment Number Two to the Credit Agreement and the associated guaranties and security agreements (the “Amendment”), which amended the Credit Agreement in pertinent part by: (i) adding a $25 million term loan (the “Term Loan”) to be provided by the Term Lenders; (ii) reducing the revolving credit facility from $80 million to $50 million (to be further reduced on a dollar-for-dollar basis by an amount equal to the net proceeds of certain asset sale transactions that the Parent may undertake in the future), eliminating the Borrower’s option to increase the revolving credit facility to $100 million and implementing an availability block under the revolving credit facility of at least $10 million; (iii) removing the financial covenants so that Borrower is not required to maintain a minimum of $15 million of availability under the revolving credit facility or $15 million in qualified cash balances; (iv) adding an affirmative covenant that Borrower shall have consummated one or more asset sales in the very near term and with a minimum threshold of net proceeds as set forth in the Amendment, and (v) providing for payments and proceeds of asset sales to be applied to repay the credit facility and the Term Loan (with the first $20.0 million of such proceeds being applied to repay Wells Fargo Capital Finance, Inc. and Silicon Valley Bank and the next $25.0 being applied to repay Providence and the remaining proceeds being used to repay Wells Fargo Capital Finance, Inc. and Silicon Valley Bank all amounts outstanding under the credit facility), and events of default relating thereto. If any event of default were to occur, including a failure to comply with the covenant regarding asset sales described above, such an event of default would (unless waived by the Lenders) entitle the Lenders, upon notice to the Borrower and the Parent, to declare the Term Loan and all other amounts owing under the Credit Agreement, immediately due and payable.

The Term Loan is payable in full on May 5, 2014. There are no amortization payments, but the Term Loan must be repaid with the proceeds of certain asset sale transactions as described above.

The Borrower paid the revolving lenders an amendment fee of $500,000 and the Term Lenders a closing fee of $2,125,000. Borrower may only prepay the principal amount of the Term Loan, in whole or in part, with the prior written consent of the Required Lenders (as defined in the Amendment). Any prepayments made on the Term Loan obligations after six months following the effective date of the term loan will be at 105% of the related obligations.

Interest on the Term Loan obligations accrues at a per annum rate equal to the sum of: (A) the PIK Term Loan Interest Rate, with such accrued interest to be capitalized quarterly and added to the outstanding principal balance of the Term Loan, and (B) the Cash Term Loan Interest Rate. The PIK Term Loan Interest Rate is 2.0% beginning on the effective date of the Term Loan (the “Effective Date”) up to but excluding the date six months thereafter, then it is 4.0% until the date twelve months after the Effective Date and then it is 5.0%. The Cash Term Loan Interest Rate is 7.0% beginning on the Effective Date up to but excluding the date six months thereafter, then it is 8.5% until the date twelve months after the Effective Date and then it is 10.0%.

No changes were made to the interest rates or commitment fees payable under the revolving credit facility.

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

Borrowings made under the Credit Agreement are subject to the terms and conditions of the Credit Agreement, as described in the Current Reports on Form 8-K filed by Parent with the Securities and Exchange Commission on November 5, 2012 and January 29, 2013, as such terms and conditions have been amended by the Amendment.

Unregistered Sales of Equity Securities

Issuance of Warrants

On May 6, 2013, the Company entered into the Amendment described above, pursuant to which it issued warrants to purchase, in the aggregate, 1,836,000 shares of the Company’s common stock at an exercise price of $1.50 per share (subject to adjustment from time to time, as provided in the Warrants). The Warrants are being issued by the Company in consideration of the Term Lenders entering into the Amendment and providing the Term Loan. The offer and sale of the Warrants was not registered under the Securities Act of 1933 in reliance upon the exemption from registration under Section 4(2) of the Securities Act as such transaction did not involve a public offering of securities. The Company also granted to the Term Lenders certain registration rights with respect to the Warrants.

The Warrants expire on May 6, 2014, and they may be exercised prior to maturity at the option of the holders.

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

OCLARO, INC.
(Registrant)

Date: May 9, 2013	By:	/s/ JERRY TURIN
Jerry Turin
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated March 26, 2012, among Oclaro, Inc., Tahoe Acquisition Sub, Inc. and Opnext, Inc. (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 26, 2012 and incorporated herein by reference)

3.1	Amended and Restated Bylaws of Oclaro, Inc., including Amendments No. 1 and No. 2 thereto (formerly Bookham, Inc.) (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-8 dated May 5, 2009 and incorporated herein by reference)

3.2	Amendment No. 3 to Amended and Restated By-Laws of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 28, 2011 and incorporated herein by reference).

3.3	Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K filed on September 1, 2010 and incorporated herein by reference)

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 27, 2012 and incorporated herein by reference.)

4.1	Indenture, dated December 14, 2012, entered into by Oclaro, Inc., Oclaro Luxembourg S.A., certain of Oclaro, Inc.’s domestic and foreign subsidiaries and Wells Fargo Bank, National Association (previously filed as Exhibit 4.1 to Registrant’s Current Report on Form 10-Q/A filed on February 15, 2013 and incorporated herein by reference.)

10.1	Registration Rights Agreement between Oclaro, Inc. and Hitachi, Ltd. (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 24, 2012 and incorporated herein by reference.)

10.2 (4)	Purchase Agreement, dated December 14, 2012, entered into by Oclaro, Inc., Oclaro Luxembourg S.A., certain of Oclaro, Inc.’s domestic and foreign subsidiaries and Morgan Stanley & Co. LLC.

10.3 (2)(4)	Second Amended and Restated Credit Agreement, dated as of November 2, 2012, by and among Oclaro, Inc., Oclaro Technology Ltd, Wells Fargo Capital Finance, Inc. and other lenders party thereto.

10.4 (4)	Joinder Agreement to Second Amended and Restated Credit Agreement, dated as of January 23, 2013, by and between Silicon Valley Bank and Wells Fargo Capital Finance, Inc..

10.5 (2)(4)	Amendment Number One to Second Amended and Restated Credit Agreement and Amended and Restated Security Agreements, dated as of January 23, 2013, by and among Oclaro, Inc., Oclaro Technology Ltd, Wells Fargo Capital Finance, Inc., Silicon Valley Bank and other lenders party thereto.

10.6 (2)(4)	Security Agreement (Domestic), dated as of as of November 2, 2012, among Oclaro, Inc., Oclaro Photonics, Inc., Oclaro Technology, Inc., Oclaro (New Jersey), Inc., Oclaro (North America), Inc., Mintera Corporation, Opnext, Inc., Pine Photonics Communications, Inc., Opnext Subsystems, Inc., Wells Fargo Capital Finance, Inc., Silicon Valley Bank and other lenders party thereto.

10.7 (2)(4)	Security Agreement (Foreign), dated as of as of November 2, 2012, among Oclaro, Inc., Oclaro Technology Ltd., Bookham International, Ltd., Bookham Nominees Ltd., Oclaro (Canada), Inc., Oclaro Innovations LLP, Wells Fargo Capital Finance, Inc. and other lenders party thereto.

10.8 (4)	Asset Purchase Agreement between Oclaro, Inc. and II-VI Incorporated, Photop Technologies, Inc. (California) and Photop Koncent, Inc. (Fuzhou) (China) dated as of November 19, 2012.

31.1 (1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS (3)	XBRL Instance Document

101.SCH (3)	XBRL Taxonomy Extension Schema Document

101.CAL (3)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (3)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (3)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (3)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.
(3)	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(4)	Previously filed as an exhibit to Registrants Quarterly Report on Form 10-Q on February 7, 2013 and incorporated herein by reference.