Form 10-K
period 2013-06-29
OCLARO, INC.
filed 2013-09-27
CIK 1110647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 29, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $139,320,000 based on the last reported sale price of the registrant’s common stock on December 28, 2012 as reported by the NASDAQ Global Select Market ($1.54 per share). As of September 9, 2013, there were 92,873,317 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be filed on or before October 28, 2013. With the exception of the sections of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders specifically incorporated herein by reference, the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders is not deemed to be filed as part of this Form 10-K.

OCLARO, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 29, 2013

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target,” “model,” “may” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) the effect of receiving a “going concern” statement in our auditors report on our 2013 consolidated financial statements, (ii) the exercise of the option to purchase our optical amplifier and micro-optics business (the “Amplifier Business”), our ability to close the sale of the Amplifier Business and the sale of other businesses which may or may not arise in connection with executing our restructuring plans, (iii) the future performance of Oclaro and our ability to effectively integrate the operations of acquired companies following the closing of acquisitions and mergers, including our merger with Opnext, (iv) our ability to support the carve out of processes, assets and product lines sold (or to be sold) in connection with the sale of our Oclaro Switzerland GmbH and associated laser diodes and pump business (the” Zurich Business”) and the Amplifier Business, to serve as a supplier to the buyers of such businesses during the transition of manufacturing activities, (v) our ability to effectively restructure our operations and business following the sale of its Zurich Business and the Amplifier Business in accordance with our business plan, (vi) the potential inability to realize the expected and ongoing benefits and synergies of acquisitions and mergers and from the utilization of capital from our asset dispositions, (vii) the impact to our operations, revenues and financial condition attributable to the flooding in Thailand, (viii) the impact of continued uncertainty in world financial markets and any resulting reduction in demand for our products, (ix) our ability to meet or exceed our gross margin expectations, (x) the effects of fluctuating product mix on our results, (xi) our ability to timely develop and commercialize new products, (xii) our ability to reduce costs and operating expenses, (xiii) our ability to respond to evolving technologies and customer requirements and demands, (xiv) our dependence on a limited number of customers for a significant percentage of our revenues, (xv) our ability to maintain strong relationships with certain customers, (xvi) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do, (xvii) our ability to effectively and efficiently transition to an outsourced back-end assembly and test model, (xviii) our ability to timely capitalize on any increase in market demand, (xix) increased costs related to downsizing and compliance with regulatory and legal requirements in connection with such downsizing, (xx) competition and pricing pressure, (xxi) the potential lack of availability of credit or opportunity for equity based financing, (xxii) the risks associated with our international operations, (xxiii) our ability to service and repay our outstanding indebtedness pursuant to the terms of the applicable agreements, (xxiv) the outcome of tax audits or similar proceedings, (xxv) the outcome of pending or potential litigation against the company, (xxvi) our ability to maintain or increase our cash reserves and obtain financing on terms acceptable to us or at all, and (xxvii) other factors described in other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and the documents incorporated herein by reference.

As used herein, “Oclaro,” “we,” “our,” and similar terms include Oclaro, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I

Item 1. Business

Overview of Oclaro

During our fiscal year 2013, we were one of the largest providers of lasers and optical components, modules and subsystems for the optical communications, industrial and consumer laser markets. In all markets, our approach is to offer a differentiated solution that is designed to make it easier for our customers to do business by combining optical technology innovation, photonic integration and a vertically integrated approach to manufacturing and product development.

Our customers include ADVA Optical Networking; Alcatel-Lucent; Ciena Corporation (Ciena); Cisco Systems, Inc. (Cisco); Coriant; Ericsson; Fiberhome Technologies Group; Fujitsu Limited (Fujitsu); Huawei Technologies Co. Ltd (Huawei); and Tellabs, Inc.

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

Our principal executive offices are located at 2560 Junction Avenue, San Jose, California 95134, and our telephone number at that location is (408) 383-1400. We maintain a web site with the address www.oclaro.com. Our web site includes links to our Code of Business Conduct and Ethics and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters. We did not waive any provisions of our Code of Business Conduct and Ethics during the year ended June 29, 2013. We are not including the information contained in our web site or any information that may be accessed through our web site as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (SEC). Any document we file with the SEC, may be inspected, without charge, at the SEC’s public reference room at 100 F Street NE, Washington, D.C. 20549 or may be obtained by calling the SEC at 1-800-SEC-0330 or at the SEC’s internet address at http://www.sec.gov (the information contained in the SEC’s website is not intended to be a part of this filing).

Recent Developments

On September 12, 2013, we sold our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business (the “Zurich Business”) to II-VI Incorporated (“II-VI”). We received proceeds of $92.3 million in cash on September 12, 2013. We will also receive $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims, and $2.0 million subject to a potential post-closing working capital adjustment. In addition, we retained approximately $14.7 million in accounts receivable related to the Zurich Business and approximately $9.6 million of supplier and employee related payables related to the Zurich Business which were not included in the Oclaro Switzerland GmbH subsidiary.

The Zurich Business purchased by II-VI includes our GaAs fabrication facility in Zurich, Switzerland, and the corresponding high power laser diodes, VCSEL and 980 nm pump laser product lines, including intellectual property, inventory, equipment and a related research and development facility in Tucson, Arizona, all of which are associated with this business.

We will continue the back-end manufacturing of the 980 nm pump and certain high power laser diode products at our Shenzhen, China manufacturing facility and supply them to II-VI under a manufacturing services agreement. The employees of Shenzhen, China will continue to be employed by us. In addition, various supply and transition service agreements have been established between the companies to ensure a smooth transition.

In addition, II-VI acquired an exclusive option to purchase our optical amplifier and micro-optics business (the “Amplifier Business”) for $88.0 million in cash. The option to purchase the Amplifier Business, for which II-VI separately paid $5.0 million in cash, will expire if not exercised within 30 days. If this option is exercised and II-VI purchases the Amplifier Business, the option price will be applied to the purchase price. If II-VI does not exercise this option, we expect the $5.0 million payment would be retained by us. We received the $5.0 million in cash proceeds on September 12, 2013.

We have used a portion of the proceeds from the sale of the Zurich Business to repay our term loan of $24.6 million and will use a portion of the remaining proceeds to begin restructuring the Company for the future. We intend to further simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies.

Oclaro, Inc. (the “Parent”) is a party to the Second Amended and Restated Credit Agreement, dated as of November 2, 2012 (as amended, the “Credit Agreement”), among the Parent, Oclaro Technology Limited (the “Borrower”), each lender party thereto (the “Lenders”) and Wells Fargo Capital Finance, Inc., as administrative agent for the Lenders (the “Agent”). On August 21, 2013, the Parent, the Borrower, the Lenders and the Agent entered into Waiver and Amendment Number Three to the Credit Agreement (the “Third Amendment”), which amended the Credit Agreement in pertinent part by: (i) extending the date by which the Borrower shall have consummated one or more asset sales with a minimum threshold of net proceeds; (ii) eliminating the mandatory reduction of the revolving credit facility upon the consummation of the asset sales described in (i) above; and (iii) adding a covenant that the Borrower is required to maintain liquidity of at least $45 million at all times (liquidity being the sum of the Borrower’s excess availability under the revolving credit facility plus the lesser of $25 million and qualified cash balances). The Borrower paid the lenders an amendment fee of $650,000.

Under the Credit Agreement, as amended, we were required to complete certain asset sales on or by September 2, 2013. We completed the sale of the Zurich Business on September 12, 2013 and applied the net proceeds to repay all amounts outstanding under the Credit Agreement. The event of default resulting from not completing the transaction on September 2, 2013 was waived on September 26, 2013. This waiver eliminated the requirement for the Agent and Lenders to make any advances, issue any letters of credit or provide any other extension of credit until the Agent and Lenders agree otherwise and prevents us from exercising any right or action set forth in the applicable loan documents that is conditioned on the absence of any event of default. If the Agent and Lenders do not agree to make amounts under the Credit Agreement available to us within 30 days of the waiver (or such later time as the Agent agrees), then the Agent and Lenders will have the option to immediately terminate the Credit Agreement.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for a discussion of our Credit Agreement, amendments to our Credit Agreement and the potential impact of an event of default under our Credit Agreement.

Our Business

We are a supplier of core optical network technology to leading telecommunication and data communication equipment companies worldwide. We target telecommunications equipment manufacturers that integrate our optical technology into the systems they offer to the telecom carriers that are building, upgrading and operating high-performance optical networks. Telecom carriers are increasingly demanding greater levels of network capacity from their telecom equipment suppliers, our customers, in order to meet their rapidly growing network bandwidth requirements. We believe that the trend toward an increase in demand for optical solutions, which increase network capacity, is in response to growing bandwidth demand driven by increased transmission of video, voice and data over optical communication networks. Network carriers also seek to decrease the total cost of ownership of their networks and many of our advanced optical solutions, both now and potentially in terms of future optical technologies to enable new network architectures, can provide a level of flexibility and responsiveness consistent with supporting these goals. The rapid development of network infrastructure underway in developing countries is also driving growth in demand for optical solutions. Increasingly, internet service providers with their own wide area networks have similar requirements and are also becoming customers for our optical network products.

We design, manufacture and market optical components, modules and subsystems that generate, detect, amplify, combine and separate light signals in telecom networks. During fiscal year 2013 we were a leading supplier of optical products at the component level, including tunable lasers, pump lasers, external modulators, integrated lasers and modulators and receivers. We are also a leading supplier of products at the module and subsystem levels, including transceivers, transponders, tunable dispersion compensation, amplifiers, and controlled subsystems, including integrated reconfigurable optical add-drop multiplexer (ROADM) line cards which in some cases contain our own proprietary wavelength selective switch (WSS). Many of our products enable increased flexibility in optical telecom networks, making the networks more dynamic in nature. We supply transmission products at the component level and the module level into 10 gigabits per second (Gb/s), 40 Gb/s and 100 Gb/s telecommunications solutions.

Additionally, in data communications (datacom), enterprises and institutions are managing the rapidly escalating demands for data and bandwidth and are upgrading and deploying their own high-speed local, storage and wide-area networks, also called LANs, SANs and WANs, respectively. These deployments increase the ability to utilize high-bandwidth applications that are growing in importance to their organizations and also increase utilization across telecommunications networks as this traffic leaves the LANs, SANs and WANs and travels over the network service providers’ edge and core networks. We are a leading supplier of client-side and short reach optical transceivers at 10 Gb/s, 40 Gb/s, 100 Gb/s and, in some cases, less than 10Gb/s, into data communications and enterprise solutions.

Within our overall business, we also have specific product lines focused on the design, manufacture, marketing and sale of optics and photonics solutions for select non-telecom markets. These products include (i) high-power lasers targeted at material processing, consumer, medical, industrial and printing markets; (ii) lower power lasers supplied into mini-projectors, defense products, laser projection, medical systems, display applications, laser printers and barcode scanners; and (iii) vertical cavity surface emitting lasers (VCSELs) targeted primarily at consumer markets with some application into datacom solutions. Increasingly, customers outside of the telecom market are recognizing the value of optical technology to their products and end markets. On September 12, 2013, we sold the high power laser and the VCSEL product lines in connection with the sale of our Zurich Business.

Competitive Differentiation

We believe that demonstrating the following competitive strengths will continue to be important to maintain and reinforce our position as a leading provider of core optical network components, modules and subsystems:

•

Optical Technology Leadership. We have extensive expertise in optical technologies including optoelectronic semiconductors, electronics design, firmware and software capabilities. Our expertise includes III-V optoelectronic semiconductors utilizing indium phosphide (InP), gallium arsenide (GaAs) and lithium niobate (LiN) substrates. As of June 29, 2013, we have over 1,650 patents issued. Our intellectual property (IP) portfolio represents a significant investment in the optical industry over the past 20 years. We believe our commitment to the optical industry and our IP and know-how represents a differentiated value proposition for our customers. We believe that we are positioned as the number one or number two supplier in many of our metro and long-haul telecom product areas.

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

•

Vertically Integrated Approach. Our wafer fabrication facilities position us to introduce product innovations delivering optical network cost and performance advantages to our customers. We believe that the combination of our in-house control of the product lifecycle process combined with the scalability and flexibility of our contract manufacturers enables us to respond more quickly to changing customer requirements, allowing our customers to reduce the time it takes them to deliver products to market. We operate a back-end assembly and test facility in China, which is in the process of being transitioned to a contract manufacturer. We continue to perform certain back-end assembly and test activities, which have been gradually transferring to contract manufacturers in recent years, in our facility in Japan. We believe that our ability to deliver innovative technologies in a variety of vertical form factors, ranging from chip level to module level to subsystem level, allows us to address the needs of a broad base of potential customers regardless of their desired level of product integration or complexity.

•

Customer Ease of Use. We believe that providing innovative solutions to enhance our customers’ ease of doing business is critical to success, and this is at the core of our strategy. This includes exhibiting high standards of flexibility and quality and the ability to provide products ranging from standard components to advanced subsystems designed in partnership with our customers. We are a leading supplier of optical products at the component level, including tunable lasers, pump lasers, external modulators, integrated lasers and modulators and receivers. We are also a leading supplier of products at the module and subsystem levels, including transceivers, transponders, tunable dispersion compensation, amplifiers, and controlled subsystems, including integrated ROADM line cards. Our IP leadership and vertically integrated manufacturing strategy enable us to deliver high performance, competitive solutions.

Business Strategy

In order to maintain our position as a leading provider of core optical network components, modules and subsystems, we are continuing to pursue the following business strategies:

•

Increase the Focus of Our Business on Our Core Competencies. We do not believe that our recent operating results have been satisfactory. We believe that, in order to have an opportunity to potentially execute a plan that restores us to profitability, we need to reduce our overhead expenses to be more aligned to our recent revenue levels, refine the focus of our research and development efforts into areas where we have the potential for significant technological differentiation, and continue to simplify our operating footprint. For example, we recently sold our Zurich Business, which simplifies our operating footprint and generated capital for other improvements, and we have recently deemed our WSS and 40G transmission products to be mature and have decreased the corresponding research and development expenditures and/or reallocated the expenditures to product areas with more potential for technology differentiation.

•

Maintain Focus on Communications Networks. We are positioned as a key strategic supplier to the major telecom equipment and datacom equipment companies and intend to continue to focus on enabling our customers to build equipment for the implementation of next generation core optical networks. Our optical IP and development expertise provides us with optical network insights that enable us to partner with our customers to continue to develop and deliver innovative optical solutions. We plan to continue to work with our customers to develop key technologies and expand our product offerings across the optical network.

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

•

Extend Optical Product Differentiation. We plan to continue to invest in optical innovation in order to power the infrastructure required to serve the rapidly growing demand for bandwidth. Our photonic integration capability enables additional functionality of our products and we plan to continue to leverage this advantage to advance optical technology in the network. We also plan to evaluate acquisitions of and investments in complementary businesses, products or technologies in order to continuously improve our solutions for customers.

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

•

In the Future We May Consider the Use of Strategic Investments, Acquisitions and Divestitures to Maintain an Optical Leadership Position. In the short term we expect to focus our strategy on improving our existing businesses and do not anticipate making strategic investments or acquiring companies or businesses to extend or reinforce our position. However, we could consider the use of strategic investments, acquisitions and divestitures in the future. Our industry has historically been fragmented and characterized by large numbers of competitors, but in recent years has experienced increasing levels of consolidation. In addition to our internal development capabilities, we have used acquisitions as a means to enhance our scale, obtain critical technologies and enter new markets. We have historically expanded our business through acquisitions where we have seen an opportunity to enhance scale, broaden our product offerings or integrate new technology. Our July 2012 acquisition of Opnext was consistent with this strategy. In addition, we have participated in significant past merger and acquisition activities, including our merger with Avanex in April 2009; our acquisition of Xtellus, Inc. (Xtellus) in December 2009; and our acquisition of Mintera Corporation (Mintera) in July 2010.

Our Product Offerings

•

Tunable laser transmitters. Our tunable laser products include discrete lasers and co-packaged laser modulators to optimize performance and reduce the size of the product. Our tunable products at the component level include an InP tunable laser chip, a 10 Gb/s integrated tunable laser assembly (iTLA) and a 10 Gb/s co-packaged laser modulator tunable compact mach-zender. We also supply our tunable components into our customers’ 40 Gb/s products, and believe we are a primary supplier of these and related components into the 40 Gb/s solutions commercially available today. We are in the process of introducing a micro-iTLA with characteristics suitable for 100 Gb/S coherent applications.

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

•

Lithium niobate modulators. Our lithium niobate external modulators are optical devices that manipulate the phase or the amplitude of an optical signal. Their primary function is to transfer information on an optical carrier by modulating the light. These devices externally modulate the lasers of discrete transmitter products including, but not limited to, our own standalone laser products. We are leaders in the market for 10 Gb/s modulators, and have introduced 40 Gb/s and 100 Gb/s modulators for coherent applications.

•

Receivers. Our portfolio of discrete receivers for metro and long-haul applications includes 10 Gb/s XMD PIN and avalanche photodiode (APD) receivers, 40 Gb/s XLMD PIN receivers, 10 Gb/s coplanar receivers in PIN and APD configurations and 20 Gb/s balanced receivers, and 40 Gb/s coherent receivers.

•

Transceivers. Our pluggable transceiver portfolio includes fixed wavelength CFP, CFP-2, VSR, SFP+, SFP, XFP, Xenpak and X2 form factors at data rates ranging from 2.5 Gb/s through 10 Gb/s, and 40 Gb/s to 100 Gb/s. We believe we are leaders in tunable products. We believe the photonic integration of our internal componentry represents a differentiator and a competitive advantage in our tunable XFP products. Utilizing our differentiated internal componentry, we believe we have demonstrated the first tunable SFP transceiver performing according to MSA criteria. We are also developing a 100 Gb/s CFP pluggable transceiver for coherent long-haul applications.

•

Transponder modules. Our transponder modules provide both transmitter and receiver functions. A transponder includes electrical circuitry to control the laser diode and modulation function of the transmitter as well as the receiver electronics. We supply a small form factor tunable transponder at 10 Gb/s. We supply large form factor 40 Gb/s transponders based on a differential phase shift keying (DPSK) modulation scheme, a DQPSK modulation scheme, and 40 Gb/s and 100 Gb/s polarization multiplexing quadrature phase-shift keying (PM-QPSK) transponders, also known as a coherent-based transponders. We believe the photonic integration of our internal componentry can represent a differentiator and a competitive advantage in certain of these products.

•

Amplifiers. Erbium doped fiber amplifiers (EDFAs) are used to boost the brightness of optical signals and offer compact amplification for ultra long-haul, long-haul and metro networks. We offer a semi-custom product portfolio of multi-wavelength amplifiers from gain blocks to full card level or subsystem solutions designed for use in wide bandwidth wave division multiplexing (WDM) optical transmission systems. We also offer lower cost narrow band mini-amplifiers. 980 nanometer (nm) pump laser diodes are a key component of these products and they are mostly sourced internally from the Zurich wafer fabrication facility recently sold to II-VI and for which we have a supply agreement with II-VI. We are also introducing amplifier arrays, and we have also introduced a Ramen amplifier subsystem (EDRA) which is suited for applications in coherent networks.

•

Wavelength Management. Our wavelength management products include switching and routing solutions, multiplexing and signal processing solutions and micro-optics and integrated modules. These include products that optically add and drop transmission signals in both fixed and reconfigurable versions. Our products include vertically integrated into ROADM line cards, which are largely based on our amplification platforms, certain micro-optics products, as well as WSS products that can be integrated into our ROADM line cards or sold as discrete modules. Subsequent to June 29, 2013, we have de-emphasized internal research and development efforts on our WSS products, and in the future may seek to procure WSS from third party suppliers for integration in our ROADM line card products.

•

Tunable Dispersion Compensation. Our tunable dispersion compensation product family consists of products that optically compensate for chromatic dispersion and dispersion degradation of transmission signals, based on dispersion compensating fiber and cascaded etalons. We believe our tunable dispersion compensation products are deployed in most non-coherent 40 Gb/s networks in service today.

The products described under Amplifiers, Tunable Dispersion Compensation, Wavelength Management (excluding WSS) and certain other micro-optics products comprise the “Amplifier Business” which II-VI paid us $5.0 million for an option to purchase from us for $88.0 million).

•

Pump laser chips. Our 980 nm pump laser diodes are designed for use as high-power, reliable pump sources for EDFAs in terrestrial and undersea, or submarine, applications. Uncooled modules are designed for low-cost, reliable amplification for metro, cross-connect or other single/multi-channel amplification applications and submarine applications. Our 980 nm pump laser diode product line was sold to II-VI in the first quarter of fiscal year 2014. We have entered into a supply agreement with II-VI to secure a supply of 980 nm pump lasers for integration in our amplification solutions.

•

High Powered Laser Diode Products. We market advanced pump laser technology diodes for material processing, medical, cosmetic, 3-D imaging and printing applications. We are also exploring other new market opportunities for our high power lasers. Our High Powered Laser Diode product line was sold II-VI in the first quarter of fiscal 2014.

•

VCSEL Products. We sell low-power polarized products for optical mouse and finger navigation applications. Our market opportunities for VCSEL products are expanding to include optical data interconnectivity applications. Our VCSEL product line was sold to II-VI in the first quarter of fiscal 2014.

•

Visible Spectrum Laser Diode and LED Products. These products include 404 nm, 445 nm, 635 nm, 650 nm and 670 nm wavelength-visible lasers for applications such as mini-projectors, laser printing, industrial barcode scanning, bio/medical imaging, industrial imaging and professional contractor tools; 780 nm and 830 nm wavelength infrared lasers for scientific measurement, night vision, and other infrared applications; and 640 nm, 760 nm, 840 nm and 880 nm wavelength infrared LEDs for sensors used in robotics and other industrial applications. This product line was not sold to II-VI and continues to be operating by us at our Komoro, Japan facility.

The following table sets forth our revenues by product group for the periods indicated:

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
40 Gb/s and 100 Gb/s transmission modules (1)	$135,311	$61,579	$33,490
10 Gb/s and lower transmission modules (1)	173,708	47,387	59,802
Transmission components (2)	93,608	99,096	137,056
Amplification, filtering and optical switching (3)	108,750	119,766	183,271
Industrial and consumer (4)	74,651	57,630	52,886

	$586,028	$385,458	$466,505

(1)	Includes transponders and transceivers.
(2)	Includes lasers, modulators, laser pumps, receivers and integrated lasers and modulators.
(3)	Includes amplifiers, micro-optics, dispersion compensation management, WSS modules, subsystems, ROADM line cards and thin film filters.
(4)	Includes high power laser, visible laser and VCSEL.

Customers, Sales and Marketing

We believe it is essential to maintain a comprehensive and capable sales and marketing organization. As of June 29, 2013, our sales and marketing organization, which included direct sales force, customer service, marketing communications and product line specific marketing employees, totaled 158 people for all of our products sold in Canada, China, France, Germany, Italy, Japan, Malaysia, Thailand, Switzerland, the U.K. and the United States. In addition to our direct sales and marketing organization, we also sell and market our products through international sales representatives and resellers that extend our commercial reach to smaller geographic locations and customers that are not currently covered by our direct sales and marketing efforts.

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

For the fiscal year ended June 29, 2013, Cisco accounted for 12 percent and Huawei accounted for 11 percent of our revenues. For the fiscal year ended June 30, 2012, Huawei and Fujitsu each accounted for 10 percent of our revenues. For the fiscal year ended July 2, 2011, Huawei accounted for 15 percent and Alcatel-Lucent accounted for 11 percent of our revenues.

Our customers are primarily telecommunications and data communications systems and components vendors, and also include customers in laser systems, life-sciences, industrial printing and consumer electronics components.

The following table sets forth our revenues by geographic region for the periods indicated, determined based on the country or region to which the products were shipped:

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
United States	$77,511	$68,271	$80,350
China, excluding Hong Kong	36,607	44,370	81,828
Hong Kong	124,966	41,967	47,452
Germany	72,306	47,446	46,652
Italy	26,939	23,159	46,376
Japan	57,863	59,552	45,058
Thailand	30,502	32,290	32,072
Malaysia	42,626	3,567	6,613
Rest of world	116,708	64,836	80,104

	$586,028	$385,458	$466,505

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

Our manufacturing capabilities include fabrication processing operations for InP substrates, gallium arsenide substrates, and lithium niobate substrates, including clean room facilities for each of these fabrication processes, along with assembly and test capability and reliability/quality testing. We utilize sophisticated semiconductor processing equipment in these operations, such as epitaxy reactors, metal deposition systems, photolithography, etching, analytical measurement and control equipment. Our assembly and test facilities, whether internal or under service agreements with our contract manufacturers, include specialized automated assembly equipment, temperature and humidity control and reliability and testing facilities.

We have wafer fabrication facilities in Caswell, U.K.; Sagamihara, Japan; Komora, Japan; and San Donato, Italy. As part of our sale of the Zurich Business in the first quarter of fiscal year 2014, we have transferred our facilities in Zurich, Switzerland, to II-VI. We also have facilities in Shenzhen, China where we perform assembly and test operations; a facility in California where we perform a portion of the manufacturing of 40 Gb/s and 100 Gb/s subsystems and 40 Gb/s DPSK modules; and a liquid crystal optical processor fabrication facility with the fabrication of liquid crystal devices and associated assembly and test activities in Daejeon, South Korea. We believe that innovation at the wafer and fab level is a key differentiator in optical components and we are positioned accordingly.

We also use third-party contract manufacturers in Thailand (Fabrinet) and China, and these activities are coordinated by our operations support team in Shenzhen, China. In the third quarter of fiscal year 2012, we entered into an agreement with Venture Corporation Limited (Venture) to transfer our Shenzhen, China operations to their facilities in Malaysia over a period of three years. We also use other contract manufacturers to a lesser degree, on a specific product basis. We continually evaluate the capabilities of additional potential contract manufacturing partners to ensure we have a scalable and cost effective manufacturing strategy appropriate for executing our business objectives over a long-term horizon. As of June 29, 2013, our manufacturing organization was comprised of 1,862 people, and will continue to gradually decrease as a result of our phased and gradual transfer of our operations from Shenzhen, China to Venture, which includes the completion of manufacturing services and transfer support associated with those product lines sold to II-VI that are manufactured in Shenzhen. II-VI will contract directly with Fabrinet on those products that are manufactured in Fabrinet’s facilities. Supply agreements exist between us and II-VI, primarily related to ensuring our supply of 980 nm pumps.

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

We have significant expertise in optical technologies such as optoelectronic semiconductors utilizing InP, gallium arsenide and lithium niobate substrates and micro-optic assembly and packaging technology. In addition to these technologies, we also have electronics design, firmware and software capabilities to produce transceivers, transponders, optical amplifiers, ROADMs and other value-added subsystems, and a proprietary WSS solution on which we de-emphasized any future research and development on new products. We will also consider supplementing our in-house technical capabilities with strategic alliances or technology development arrangements with third parties when we deem appropriate. We spent $100.8 million, $67.0 million and $65.5 million on research and development during the years ended June 29, 2013, June 30, 2012 and July 2, 2011, respectively. As of June 29, 2013, our research and development organization was comprised of 590 people.

Our research and development facilities are in China, Italy, Israel, Japan, the U.K., and the United States. These facilities include computer-aided design stations, modern laboratories and automated test equipment. Our research and development organization has optical and electronic integration expertise that facilitates meeting customer-specific requirements as they arise. Research and development facilities in Zurich and Tucson, Arizona were included in the sale of product lines to II-VI in the first quarter of fiscal year 2014. We also closed our research and development facility in Israel during the first quarter of fiscal year 2014.

Intellectual Property

Our competitive position significantly depends upon our research, development, engineering, manufacturing and marketing capabilities, and not just on our patent position. However, obtaining and enforcing intellectual property rights, including patents, provides us with a further competitive advantage. In the appropriate circumstances, these rights can help us to obtain entry into new markets by providing consideration for cross-licenses. In other circumstances, they can be used to prevent competitors from copying our products or from using our inventions. Accordingly, our practice is to file patent applications in the United States and certain other countries for inventions that we consider significant. In addition to patents, we also possess other intellectual property, including trademarks, know-how, trade secrets, design rights and copyrights.

We have a substantial number of patents in the United States and other countries, and additional applications are pending. These relate to technology that we have obtained from our acquisitions of businesses and companies in addition to our own internally developed technology. As of June 29, 2013, we held over 1,650 issued patents worldwide, with additional patent applications pending in various jurisdictions. Although our business is not materially dependent upon any one patent, our rights and the products made and sold under our patents, taken as a whole, are a significant element of our business. We maintain an active program designed to identify technology appropriate for patent protection. Following our acquisition of Opnext in July 2012, our patent portfolio increased by over 650 issued patents worldwide.

We require employees and consultants to execute appropriate non-disclosure and proprietary rights agreements. These agreements acknowledge our exclusive ownership of intellectual property developed for us and require that all proprietary information disclosed remain confidential. While such agreements are intended to be binding, we may not be able to enforce these agreements in all jurisdictions.

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

Competition

The optical communications markets are rapidly evolving. We expect these markets to continue to be highly competitive because of the available capacity and number of competitors. We compete with domestic and international companies, many of which have substantially greater financial and other resources than we do. As of June 29, 2013, we believe that our principal competitors in the optical subsystems, modules and components industry include Finisar Corporation (Finisar), JDS Uniphase Corporation (JDSU) Oplink Communications, Inc. (Oplink), Neophotonics Corporation and vertically-integrated equipment manufacturers such as Fujitsu Limited and Sumitomo Electric Industries, Ltd. The principal competitive factors upon which we compete include breadth of product line, availability, performance, product reliability, innovation and selling price. We seek to differentiate ourselves from our competitors by offering high levels of customer value through collaborative product design, technology innovation, manufacturing capabilities, optical/mechanical performance, intelligent features for configuration, control and monitoring, multi-function integration and overall customization. There can be no assurance that we will continue to compete favorably with respect to these factors. We encounter substantial competition in most of our markets, although no one competitor competes with us across all product lines or markets.

During our fiscal year 2013, our competitors also included laser diode suppliers such as DILAS Diode Lasers, Inc., Jenoptik AG, Coherent, Inc. and JDSU, some of which are captive suppliers to their own vertically integrated laser systems operations as well as suppliers to external customers, and some of which, like us, are merchant suppliers of laser diodes. In addition, our competitors in VCSEL products included Avago Technologies.

Consolidation in the optical systems and components industry has intensified, and future consolidation could further intensify, the competitive pressures that we face. For example, in addition to our mergers with Opnext and Avanex, our fiscal year 2010 acquisition of Xtellus and our fiscal year 2011 acquisition of Mintera; Avago Technologies Ltd. acquired CyOptics, Inc. in 2013, Finisar and Optium Corporation merged in 2008, Finisar acquired Ignis Optics in 2011 and Red-C Optical Networks Ltd. in 2012, Neophotonics acquired Santur in 2011 and Opnext acquired StrataLight Communications, Inc. in 2009. In the past, JDSU and Oplink have also expanded their businesses through acquisitions.

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

Amendment and Restatement of Credit Facility

In November 2012, January 2013, May 2013 and August 2013, we entered into amendments and restatements of our senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and the other lenders party thereto, which, among other things, temporarily increased the facility size, extended the term of the facility to November 2, 2017, added a Joinder agreement, included a $25.0 million term loan, changed certain financial covenants and added an asset sale covenant. These amendments and restatement are more fully discussed in Note 7, Credit Line and Notes and Note 17, Subsequent Events to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and in Item 1., Business under “Recent Developments.”

Long-Lived Tangible Assets and Total Assets

The following table sets forth our long-lived tangible assets and total assets by geographic region as of the dates indicated:

	Long-lived Tangible Assets		Total Assets
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(Thousands)
United States	$12,567	$6,672	$76,429	$69,722
China	16,047	23,194	55,897	84,286
United Kingdom	6,282	7,617	131,978	116,625
Switzerland	6,536	6,184	21,532	23,922
Thailand	10,825	12,357	19,918	18,699
Japan	33,419	—	113,321	58
Rest of world	5,656	3,592	30,819	14,994

	$91,332	$59,616	$449,894	$328,306

Employees

As of June 29, 2013, we employed 2,782 people, including 590 in research and development, 1,862 in manufacturing, 158 in sales and marketing, and 172 in finance and administration. In Italy, 145 employees belong to local collective bargaining/professional guilds. None of our other employees are subject to collective bargaining agreements.

As a result of our sale of our Zurich Business in the first quarter of fiscal year 2014 and our ongoing transfer of our China operations to Venture, we expect to further reduce our organizational structure in fiscal year 2014.

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

Risks Related to Our Business

We have a history of large operating losses. We may not be able to achieve profitability in the future and as a result we may not be able to maintain sufficient levels of liquidity and continue as a going concern.

We have historically incurred losses and negative cash flows from operations since our inception. As of June 29, 2013, we had an accumulated deficit of $1,315.3 million. We incurred a net loss of $122.7 million and negative cash flows from operations of $87.5 million for the year ended June 29, 2013, and we incurred net losses for the years ended June 30, 2012 and July 2, 2011, of $66.5 million and $46.4 million, respectively.

We experienced lower than expected sales volume during the year ended June 29, 2013, which negatively impacted our near-term liquidity.

As of June 29, 2013, we held $87.6 million in cash and short-term investments, comprised of $84.6 million in cash and cash equivalents, $2.7 million in restricted cash and $0.2 million of short-term investments; and we had working capital of $113.4 million. At June 29, 2013, we had debt of $107.8 million, consisting of $40.0 million outstanding under our Credit Agreement, $24.6 million outstanding related to a Term Loan, $25.0 million outstanding pursuant to the issuance of 7.50% Exchangeable Senior Secured Second Lien Notes due 2018 (the “Convertible Notes”) by our indirect, wholly owned subsidiary, Oclaro Luxembourg S.A., and guaranteed by us and $18.2 million related to capital leases. During fiscal year 2013, we executed a number of financing transactions in order to generate funds to help sustain our operations: we sold our interleaver and thin film filter business, we expanded our line of credit (which we are not currently able to draw against), we executed a convertible debt transaction and in the third quarter of fiscal year 2013, we began to evaluate and execute sales of product lines in order to generate additional capital. On May 6, 2013, we secured a short term loan from Providence Equity of $25.0 million (with net proceeds to us of $20.5 million after discounts and expenses) as a bridge to the conclusion of certain asset sales. In order to obtain the short term loan, we amended our Credit Agreement to add Providence as a term lender. In connection with this amendment, we agreed to complete certain asset sales and use the proceeds to repay amounts we have borrowed under the Credit Agreement by July 15, 2013. On August 21, 2013, we amended our Credit Agreement to extend the time frame within which we must complete such asset sales to make such repayments to September 2, 2013. The corresponding sale of our Zurich Business to II-VI was closed on September 12, 2013. We received proceeds of $92.3 million in cash on September 12, 2013. We will also receive $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims, and $2.0 million subject to a potential post-closing working capital adjustment. We also received $5.0 million for a 30 day option to sell our Amplifier Business for $88.0 million inclusive of the option amount. Following the sale of the Zurich Business, we repaid all amounts outstanding under the Credit Agreement as required. The event of default resulting from not completing the sale of the Zurich Business on September 2, 2013 was waived on September 26, 2013. This waiver eliminated the requirement for the Agent and Lenders to make any advances, issue any letters of credit or provide any other extension of credit until the Agent and Lenders agree otherwise and prevents us from exercising any right or action set forth in the applicable loan documents that is conditioned on the absence of any event of default. If the Agent and Lenders do not agree to make amounts under the Credit Agreement available to us within 30 days of the waiver (or such later time as the Agent agrees), then the Agent and Lenders will have the option to immediately terminate the Credit Agreement. Given the reduction in sales, delays in production of new programs, sale of revenue generating businesses, the continuing costs of our previously announced restructuring activities and the potential for volatile macroeconomic or market related commercial conditions, we expect our net loss for the first quarter of fiscal year 2014 to be as large as the quarterly losses we experienced during fiscal year 2013. We can make no assurances that we will be successful concluding the sale of the Amplifier Business or in negotiating new terms to our bank line of credit so that we may begin borrowing under the Credit Agreement, and that we will be able to obtain sufficient additional cash to operate our business and continue as a going concern over the next twelve months.

The optical communications industry is subject to significant operational fluctuations. In order to remain competitive we incur substantial costs associated with research and development, qualification, production capacity and sales and marketing activities in connection with products that may be purchased, if at all, long after we have incurred such costs. In addition, the rapidly changing industry in which we operate, the length of time between developing and introducing a product to market, frequent changing customer specifications for products, customer cancellations of products and general down cycles in the industry, among other things, make our prospects difficult to evaluate. We are not generating positive cash flow from operations, and it is possible that we may not (i) generate sufficient positive cash flow from operations; (ii) be able to draw down on our $50.0 million senior secured revolving credit facility, against which we have no current ability to draw upon subject to conclusion of negotiations of new terms which are underway; (iii) if we can draw down on our revolving credit facility, be able to subsequently repay such amounts; (iv) conclude additional strategic dispositions or similar transactions; or (v) otherwise have sufficient capital resources to meet our future capital or liquidity needs. We believe it is prudent to undertake additional restructuring activities to reduce our cost base and lower our operating income break-even level, which activities will also be financed from our existing financial resources. There are no guarantees we will be able to generate additional financial resources beyond our existing balances.

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

We may not be able to successfully implement our ongoing restructuring plans.

We are currently restructuring our operations to focus our business on our core competencies. We believe that, in order to have an opportunity to potentially execute a plan that restores us to profitability, we need to reduce our overhead expenses to be more aligned to our recent revenue levels, refine the focus of our research and development efforts into areas where we have the potential for significant technological differentiation, and continue to simplify our operating footprint. For example, we recently sold our Zurich Business, which simplifies our operating footprint and generated capital for other improvements, and we have recently deemed our WSS and 40G transmission products to be mature and have decreased the corresponding research and development expenditures and/or reallocated the expenditures to product areas with more potential for technology differentiation. If we are unable to execute on our restructuring plan and fail to obtain the intended benefits of our restructuring efforts, our business and financial condition would be materially and adversely affected and we would not be able to continue as a going concern.

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

•

difficulty in coordinating and integrating the manufacturing activities of our acquired businesses, including with respect to third-party manufacturers, including coordination, integration or transfers of any manufacturing activities associated with our acquisition of Opnext;

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

•	the effect of tax laws and other legal and regulatory regimes due to increasing complexities of our global operating structure;

•	greater exposure to the impact of foreign currency changes on our business;

•	the effect of employment law or regulations or other limitations in foreign jurisdictions that could have an impact on timing, amounts or costs of achieving expected synergies; and

•	substantial demands on our management as a result of these transactions that may limit their time to attend to other operational, financial, business and strategic issues.

Our integration with acquired businesses has been and will continue to be a complex, time-consuming and expensive process. We cannot assure you that we will be able to successfully integrate these businesses in a timely manner, or at all, or that any of the anticipated benefits from our acquisition of Opnext or previous acquisitions will be realized. There are inherent challenges in integrating the operations of geographically diverse companies. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from our acquisition of Opnext and previously acquired entities with our management and personnel. Our failure to achieve the strategic objectives of our acquisition of Opnext or previous acquisitions could have a material adverse effect on our revenues, expenses and our other operating results and cash resources, and could result in us not achieving the anticipated potential benefits of these transactions. In addition, we cannot assure you that the growth rate of the combined company will equal the historical growth rate experienced by any of the companies that we have acquired including Opnext. Comparable risks would accompany any divestiture of businesses or assets we might undertake.

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

We sold the Zurich Business, entered into an exclusive option to sell the Amplifier Business and may pursue other strategic dispositions or reduction in the number of our locations which could be difficult to implement, disrupt our business or further change our business profile significantly.

The sale of the Zurich Business, the potential sale of the Amplifier Business and any future strategic disposition of assets or businesses or reduction in the number of our locations involve numerous risks, including: (i) potential disruption of our ongoing business and distraction of management; (ii) difficulty segregating assets or businesses to be disposed of or consolidated; (iii) exposure to unknown, contingent or other liabilities, including litigation arising in connection with the disposition; (iv) changing our business profile in ways that could have unintended negative consequences; (v) the failure to achieve anticipated benefits, (vi) accounting charges that may affect our financial condition and results of operations; (vii) significant fluctuations in our revenues and operating results; (viii) our ability to support manufacturing services and transition services and the risk to the rest of our business resulting from resources focusing on those services; (ix) our ability to support the buyer’s transition from Shenzhen; and (x) the ability of the buyer to supply us with 980 nm pumps. In addition, a material disposition could require the amendment or refinancing of our outstanding indebtedness or a portion thereof.

Our revenues and operating results are likely to fluctuate significantly as a result of factors that are outside our control and through asset sales.

Our revenues and operating results are likely to fluctuate significantly in the future as a result of factors that are outside our control. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, changes in the pricing of our products due to competitive pressures as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, consumer and biotechnology markets. Purchase decisions by our customers are also impacted by the capital expenditure plans of the global telecom carriers, which tend to be the primary customers of our customers. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase products from us. For example, during the second half of fiscal 2012, our revenues were adversely impacted by a significant change in demand expectations from a particular major customer. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred, could vary significantly. In addition, our revenues will decrease and our operating results will be impacted by the completion of asset sales. We sold the Zurich Business on September 12, 2013. We expect that the loss of revenue from the Zurich Business will cause a decrease in our total revenue and impact our operating results during the 2014 fiscal year. Additional asset sales, including the sale of the Amplifier Business, could reduce our revenue and impact our operating results. Because our business is capital intensive, significant fluctuations in our revenues, without a corresponding decrease in expenses, can have a significant adverse impact on our operating results.

Uncertainties associated with the sale of the Zurich Business and the potential sale of the Amplifier Business or ability to successfully execute such a sale may cause us to lose employees, customers and business partners.

Our current and prospective employees, customers and business partners may be uncertain about their future roles and relationships with us following the completion of the sale of the Zurich Business and the potential sale of the Amplifier Business, whether or not we consummate the sale of the Amplifier Business. This uncertainty may adversely affect our ability to attract and retain key management and employees, customers and business partners.

There is risk in executing the transition of our Shenzhen assembly and test operations, and in executing to the corresponding long term supply agreement, with Venture, and we may not realize any anticipated benefits from either.

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

In addition, there is significant risk in our ability to execute stages of this transfer without negative impacts on production output, delivery to customer requests, quality and customer service in general. Revenues could be adversely impacted if production output falls short of expectations during the transfer or if customer service is perceived to be inadequate.

On March 28, 2012, shortly after announcing this agreement, certain of our employees in Shenzhen initiated a work stoppage up to and including April 4, 2012. Although we negotiated a resolution to this work stoppage, there can be no assurance that work stoppages will not arise in the future having a material adverse impact on our production output and/or the levels and gross margins of the corresponding product revenues supported by the production output, and/or increasing the net costs of executing the transfer to Venture. Any such work stoppage may adversely impact our revenues and our ability to deliver products to our customers. In addition, our recent sale of the Zurich Business, and our commitment to provide manufacturing services for the buyer using our Shenzhen facility and personnel, could potentially have an impact on corresponding employee relations in Shenzhen.

We relocated our operations formerly located in Totsuka, Japan. Our business may experience disruption due to this relocation.

We relocated our manufacturing and research and development facilities, as well as our administrative offices from Totsuka, Japan to a facility we leased from Yokogawa Electric Corporation in Sagamihara-shi, Kanagawa Prefecture, Japan. While we completed this transition, there can be no assurance that the relocation activities will not adversely impact our production capacity or manufacturing yields or divert management’s attention from the day-to-day operations of our business, any of which could adversely affect our business, results of operations and cash flows.

We depend on a limited number of suppliers and key contract manufacturers who could disrupt our business if they stopped, decreased, delayed or were unable to meet our demand for shipments of their products or manufacturing of our products.

We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. We currently also depend on a limited number of contract manufacturers, principally Fabrinet in Thailand, to manufacture certain of our products. We will also increasingly depend on Venture as we transfer our Shenzhen assembly and test operations in a phased and gradual transfer of products to Venture. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers other than Fabrinet and Venture, therefore, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Some of our suppliers that may be small or undercapitalized may experience financial difficulties that could prevent them from supplying us materials and equipment. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shut downs due to circumstances beyond their control such as earthquakes, floods, fires, political unrest or other natural disasters.

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

We may not be able to maintain or improve our gross margins, due to slow introductions of new products, failure to effectively cost reduce existing products, the potential for future macroeconomic or market volatility reducing sales volumes, changes in customer demand (including a change in product mix between different areas of our business) and pricing pressure from increased competition or other factors. During the year ended June 29, 2013, our gross margin decreased as compared to the year ended June 30, 2012. We are attempting to reduce our product costs and improve our product mix to offset price competition and erosion expected in most product categories, but there is no assurance that we will be successful. Our gross margins can also be adversely impacted for reasons including, but not limited to, fixed manufacturing costs that would not be expected to decrease in proportion to any decrease in revenues, as occurred due to the flooding in Thailand; unfavorable production yields or variances; increases in costs of input parts and materials; the timing of movements in our inventory balances; warranty costs and related returns; changes in foreign currency exchange rates; possible exposure to inventory valuation reserves; the sale of the Zurich Business, including procuring certain parts that were previously internally sourced; and failure to realize benefits of the transfer to Venture. Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations.

Our business and results of operations may continue to be negatively impacted by general economic, financial market conditions and market conditions in the industries in which we operate, and such conditions may increase the other risks that affect our business.

Over the past few years, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, and rating downgrades of investments. In light of these economic conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for our products. It is possible that economic conditions could result in further setbacks, and that these customers, or others, could as a result significantly reduce their capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. These conditions have contributed materially and adversely affected the market conditions in the industries in which we operate, and have had a material adverse impact on our revenues. In addition, the financial downturn affected the financial strength of certain of our customers, including their ability to obtain credit to finance purchases of our products, and could adversely affect additional customers in the future. Our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all. To a large degree, orders from our customers are dependent on demand from telecom carrier capital expenditures around the world. The capital expenditure plans and execution by telecom carriers can also be adversely impacted, both in terms of total spend and in determination of areas of investment within network infrastructures, by global and regional macroeconomic conditions.

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

Certain of our competitors may not have been impacted by the flooding in Thailand and this may place competitive pressures on our ability to recover our flood-affected revenue losses.

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

Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, during the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, our three largest customers accounted for 31 percent, 29 percent and 36 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, during the second half of fiscal 2012, our revenues were adversely impacted by a significant change in demand expectations from a particular major customer. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.

The majority of our long-term customer contracts do not commit customers to specified buying levels, and our customers may decrease, cancel or delay their buying levels at any time with little or no advance notice to us.

The majority of our customers typically purchase our products pursuant to individual purchase orders or contracts that do not contain purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but many of these customers may decrease, cancel or delay purchase orders already in place, and the impact of any such actions may be intensified given our dependence on a small number of large customers. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short-term and long-term financial and operating goals and result in excess and obsolete inventory. For example, in fiscal year 2011, we did experience certain deferrals and cancellation of orders which adversely impacted our quarterly financial results. In addition, during the second half of fiscal 2012, our revenues were adversely impacted by a significant change in demand expectations from a particular major customer.

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

Employee turnover in China is high due to the intensely competitive and fluid market for skilled labor. To operate our Shenzhen facility under these conditions, we need to continue to hire direct manufacturing personnel, administrative personnel and technical personnel; obtain and retain required legal authorization to hire such personnel; and incur the time and expense to hire and train such personnel. On March 28, 2012, shortly after announcing the agreement with Venture, certain of our employees in Shenzhen initiated a work stoppage. The work stoppage impacted our Shenzhen manufacturing capabilities temporarily up to and including April 4, 2012. Revenues for the quarter ended March 31, 2012 were adversely impacted by approximately $4.0 million by the work stoppage.

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

We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. Accurately forecasting customers’ product needs is difficult. Some of our products and supplies have in the past, and may in the future, become obsolete or deemed excess while in inventory due to rapidly changing customer specifications or a decrease in customer demand. We also have exposure to contractual liabilities to our contract manufacturers for inventories purchased by them on our behalf, based on our forecasted requirements, which may become excess or obsolete. Our inventory balances also represent an investment of cash. To the extent our inventory turns are slower than we anticipate based on historical practice, our cash conversion cycle extends and more of our cash remains invested in working capital. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off non-saleable or obsolete inventory. We have from time to time incurred significant inventory-related charges. Any such charges we incur in future periods could materially and adversely affect our results of operations. As part of the transition of our Shenzhen manufacturing facility to Venture, we may need to invest in additional inventories during the corresponding transition period, and in the future may be exposed to contractual liabilities to Venture for inventories purchased by them on our behalf.

Sales of our products could decline if customer and/or supplier relationships are disrupted by our recent acquisition or divestiture activities.

Our existing customers, customers of acquired businesses, and/or of predecessor companies, may not continue their historical buying patterns. Customers may defer purchasing decisions as they evaluate our financial strength, the likelihood of successful integration or divestiture of our products and our future product strategy, or consider purchasing products of our competitors.

Customers may also seek to modify or terminate existing agreements, or prospective customers may delay entering into new agreements or purchasing our products or may decide not to purchase any products from us.

Competitive positions in the market, including relative to suppliers who are also competitors, could change as a result of an acquisition or divestiture, and this could impact supplier relationships, including the terms under which we do business with such suppliers.

As a result of our recent business combinations, we have become a larger and more geographically diverse organization. Our operating results have been poorer since the acquisition of Opnext. While it is not certain that the added complexity of the business has contributed to the decrease in operating results, the added complexity does increase the difficulty of improving the operating results and of focusing our resources more effectively and efficiently.

As of June 29, 2013, we had approximately 2,782 employees in a total of 22 facilities around the world. As a result of the acquisition of Opnext, and our previous merger and acquisition activities, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization, including managing and executing the planned acquisition synergies and transitions with Opnext, could have a material adverse effect on our operating results and, as a result, on the market price of our common stock. The Opnext acquisition and other recent acquisitions have increased our serviceable available markets and scaling the company to address the growth potentially available from addressing these markets, and potentially available within our previously existing markets, creates additional challenges of a similar nature. We also continue to evaluate plans and alternatives to simplify the merged company, and to reduce our profitability break-even levels, which could include additional strategic transactions, such as asset sales or intellectual property transactions and further actions to restructure the merged company. The corresponding activities could distract from normal business operations and adversely impact our ability to execute our operating results.

We have initiated steps to reduce our complexity and to simplify our operating footprint. These actions include the outsourcing of Shenzhen to Venture, the sale of the Zurich Business, the elimination of research and development investment on future WSS products, and the potential sale of the Amplifier Business. We anticipate taking further restructuring actions as well. While these, and other, steps may reduce our complexity in the long term, in the short term the execution of these actions, and the support of transitions associated with these actions, increases the complexity of our operations and creates risk of successfully executing the actions.

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

Our financial results have been and will continue to be materially impacted by foreign currency fluctuations. At certain times in our history, declines in the value of the U.S. dollar versus the U.K. pound sterling have had a major negative effect on our margins and our cash flow. A significant portion of our expenses are denominated in U.K. pounds sterling and Japanese yen and substantially all of our revenues are denominated in U.S. dollars.

Fluctuations in the exchange rate between these currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. For example during fiscal year 2013, the Swiss franc appreciated approximately 1 percent relative to the U.S. dollar, the U.K. pound sterling depreciated approximately 2 percent relative to the U.S. dollar, and the Japanese yen depreciated approximately 20 percent relative to the U.S. dollar, impacting our manufacturing overhead and operating expenses. If the U.S. dollar stays the same or depreciates relative to the U.K. pound sterling and/or Japanese yen in the future, our future operating results may be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan, the South Korean won, or the Euro vary more significantly than they have to date.

We periodically engage in currency hedging transactions in an effort to cover some of our exposure to U.S. dollar to U.K. pound sterling currency fluctuations, and we may be required to convert currencies to meet our obligations. We may, in the future, enter into similar hedging transactions in an effort to cover some of our exposure to U.S. dollar to Japanese yen currency fluctuations. These transactions may not operate to fully hedge our exposure to currency fluctuations, and under certain circumstances, these transactions could have an adverse effect on our financial condition.

We may record additional impairment charges that will adversely impact our results of operations.

As of June 29, 2013, we had $10.2 million in other intangible assets on our consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the other intangible assets and the implied fair value of the other intangible assets in the period in which such determination is made. The testing of other intangible assets for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.

During the fourth quarter of fiscal year 2013 we completed our annual analysis for potential impairment of our goodwill, which included examining the impact of current general economic conditions on our future prospects and the current level of our market capitalization. Based on this analysis, we determined that the goodwill related to our Mintera reporting unit was fully impaired. This resulted in a $10.9 million impairment charge in our statement of operations for fiscal year 2013. In addition, during the first quarter of fiscal year 2013, we recorded $0.9 million in impairment charges related to the impairment of certain technology that is now considered redundant following the acquisition of Opnext. In the fourth quarter of fiscal year 2013, we recorded an additional $14.2 million impairment charge related to the impairment of intangible assets related to certain technologies and we recorded impairment charges of $1.7 million related to other long-lived assets.

During the fiscal year ended July 2, 2011, we determined that the goodwill related to our WSS reporting unit was fully impaired. Impairment of goodwill and other intangible assets for fiscal year 2011 amounted to $20.0 million.

We will incur significant additional restructuring charges that will adversely affect our results of operations.

We expect to incur significant restructuring expenses for incremental actions going forward, including restructuring actions we intend to announce in the first half of fiscal year 2014 to reduce our complexity and to simplify our operating footprint subsequent to the sale of the Zurich Business.

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

For instance, during fiscal year 2011, we incurred $0.6 million in restructuring charges related to a restructuring plan specific to our acquisition of Mintera. During fiscal year 2012 and 2013, we incurred $6.0 million and $5.1 million in restructuring charges, respectively, in connection with the transition of our Shenzhen, China assembly and test operations to Venture, and expect to incur an additional $4.0 million to $6.0 million in restructuring charges over the remaining transition period. During the year ended June 29, 2013, we incurred $12.1 million in restructuring charges in connection with the acquisition and integration of Opnext, and expect to incur additional restructuring charges related to this plan over the next few quarters.

If our customers do not qualify our manufacturing lines or the manufacturing lines of our subcontractors for volume shipments, our operating results could suffer.

Most of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Our manufacturing lines have passed our qualification standards, as well as our technical standards. However, our customers also require that our manufacturing lines pass their specific qualification standards and that we, and any subcontractors that we may use, be registered under international quality standards. In addition, we have in the past, and may in the future, encounter quality control issues as a result of relocating our manufacturing lines or introducing new products to fill production. We may be unable to obtain customer qualification of our manufacturing lines or we may experience delays in obtaining customer qualification of our manufacturing lines. Such delays or failure to obtain qualifications would harm our operating results and customer relationships. To the extent we introduce new contract manufacturing partners and move any production lines from existing internal or external facilities the new production lines will likely need to be re-qualified with customers. Exposures to these risks could increase materially during the transition of our Shenzhen product lines to Venture Malaysia, and as a result of our acquisition and integration of Opnext, including the relocation of certain operations from Totsuka, Japan to a different leased facility in Sagamihara, Japan.

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

Third parties may in the future assert claims against us concerning our existing products or with respect to future products under development, or with respect to products that we may acquire through acquisitions. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. If we do infringe a third party’s rights, we may need to negotiate with holders of those rights in order to obtain a license to those rights or otherwise settle any infringement claim. We have from time to time received notices from third parties alleging infringement of their intellectual property and where appropriate have entered into license agreements with those third parties with respect to that intellectual property. Any license agreements that we wish to enter into the future with respect to intellectual property rights may not be available to us on commercially reasonable terms, or at all. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. Holders of intellectual property rights could become more aggressive in alleging infringement of their intellectual property rights and we may be the subject of such claims asserted by a third party. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur significant costs and diversion of our resources and our management’s attention. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements or judgments that require payment of significant royalties or damages.

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

Opnext was initially created as a stand-alone entity by acquiring certain assets of Hitachi through various transactions. In connection with these transactions, Opnext acquired a number of patents and know-how from Hitachi, but also granted Hitachi and its wholly owned subsidiaries a perpetual right to continue to use those patents and know-how, as well as other patents and know-how that Opnext developed during a period which ended in July 2011 (or October 2012 in certain cases). This license back to Hitachi is broad and permits Hitachi to use this intellectual property for any products or services anywhere in the world, including licensing this intellectual property to our competitors.

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

For fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, 13 percent, 18 percent and 17 percent of our revenues, respectively, were derived from sales to customers located in the United States and 87 percent, 82 percent and 83 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

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

Our business and operating results are vulnerable to natural disasters, such as earthquakes, fires, tsunami, volcanic activity and floods, as well as other events beyond our control such as power loss, telecommunications failures and uncertainties arising out of terrorist attacks in the United States and armed conflicts overseas. For example, in the latter three quarters of fiscal year 2012, our results of operations were materially and adversely impacted by the flooding in Thailand. Additionally, our corporate headquarters and a portion of our research and development and manufacturing operations are located in Silicon Valley, California, and select manufacturing facilities are located in Japan. These regions in particular have been vulnerable to natural disasters, such as earthquakes and tsunamis. The occurrence of any of these events could pose physical risks to our property and personnel, which may adversely affect our ability to produce and deliver products to our customers. Although we presently maintain insurance against certain of these events, we cannot be certain that our insurance will be adequate to cover any damage sustained by us or by our customers.

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

In connection with establishing the fair values of certain assets and liabilities associated with our acquisition of Opnext, we identified a material weakness over controls related to our recording of the purchase under ASC 805, Business Combinations. In the fourth quarter of fiscal year 2013, we made adjustments to the fair value of certain items, including property and equipment, capital leases and intangible assets. As a result of these adjustments, management concluded that we did not maintain effective internal control over financial reporting as of June 29, 2013 because the potential impact of these adjustments could have been material to our financial position and results of operations.

In addition, in April 2012, in connection with the restatement of our previously issued consolidated financial statements as of and for the quarters ended March 31, 2012 and October 1, 2011, our management re-evaluated the effectiveness of our disclosure controls and procedures. As a result of that re-evaluation, our management determined that a material weakness existed in our internal controls over financial reporting such that our disclosure controls and procedures related to accounting for income taxes were not effective as of March 31, 2012 and October 1, 2011. During the quarter ended March 31, 2012, we implemented enhancements to our internal controls over financial reporting, including adding additional monitoring controls over the preparation and filing of foreign income tax returns. Our remediation efforts, including the testing of these controls continued throughout our fiscal year 2012. The material weakness related to the preparation and filing of foreign income taxes was considered remediated in the fourth quarter of fiscal year 2012, once these controls were shown to be operational for a sufficient period of time to allow management to conclude that these controls were operating effectively.

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

As of June 29, 2013, we had consolidated debt of $107.8 million outstanding, net, all of which was secured, including $40.0 million outstanding under our Credit Agreement, a $24.6 million outstanding related to a Term Loan, $25.0 million outstanding pursuant to the issuance by our wholly-owned subsidiary of the Convertible Notes and $18.2 million related to capital leases. We have used the proceeds from the sale of the Zurich Business on September 12, 2013 to fully repay the entire $40.0 million balance under the credit facility and the $24.6 million Term Loan.

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

Despite existing debt levels, we may have to incur substantially more debt, which would increase the risks associated with our leverage.

Even with our existing debt levels as of June 29, 2013, we may have to incur substantial amounts of additional debt in the future, including debt under the senior secured revolving credit facility and any future credit facilities, some or all of which may be secured. Although the terms of the senior secured revolving credit facility and any future credit facilities will limit our ability to incur additional debt, these terms do not and will not prohibit us from incurring substantial amounts of additional debt. If new debt is added to our current debt levels, the related risks that we and they now face could intensify and could further exacerbate the risks associated with our leverage.

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

If we cannot fund our liquidity needs, we will have to take actions such as: reducing or delaying capital expenditures, product development efforts, strategic acquisitions, investments and alliances; selling assets; restructuring or refinancing our debt; or seeking additional equity capital. We cannot assure you that any of these remedies could, if necessary, be effected on commercially reasonable terms, or at all, or that they would permit us to meet our scheduled debt service obligations. Our Credit Agreement limits the use of the proceeds from any disposition of assets. As a result, we may not be allowed to use the proceeds from such dispositions to satisfy all current debt service obligations. In addition, if we incur additional debt, the risks associated with our substantial leverage, including the risk that we would be unable to service our debt or generate enough cash flow to fund our liquidity needs, could intensify.

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

On May 6, 2013, we entered into Amendment Number Two to the Second Amended and Restated Credit Agreement and the associated guaranties and security agreements, which amended the Credit Agreement in pertinent part by adding an affirmative covenant that Borrower shall have consummated one or more asset sales by July 15, 2013 and with a minimum threshold of net proceeds as set forth in the Amendment. On August 21, 2013, we amended our Credit Agreement to extend the time frame in which we must complete such asset sales to September 2, 2013. We completed the sale of the Zurich Business on September 12, 2013 and applied the net proceeds to repay all amounts outstanding under the Credit Agreement. The event of default resulting from not completing the sale of the Zurich Business on September 2, 2013 was waived on September 26, 2013. This waiver eliminated the requirement for the Agent and Lenders to make any advances, issue any letters of credit or provide any other extension of credit until the Agent and Lenders agree otherwise and prevents us from exercising any right or action set forth in the applicable loan documents that is conditioned on the absence of any event of default. If the Agent and Lenders do not agree to make amounts under the Credit Agreement available to us within 30 days of the waiver (or such later time as the Agent agrees), then the Agent and Lenders will have the option to immediately terminate the Credit Agreement. As a result of this waiver, we currently cannot access the availability under our Credit Agreement.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. For example, between July 1, 2012 and June 29, 2013, the market price of our common stock ranged from a low of $0.99 per share to a high of $3.19 per share. Many factors could cause the market price of our common stock to rise and fall. In addition to the matters discussed in other risk factors included in our public filings, some of the events that could impact our stock price are:

•	fluctuations in our results of operations, including our gross margins;

•	changes in our business, operations or prospects;

•	hiring or departure of key personnel;

•	new contractual relationships with key suppliers or customers by us or our competitors;

•	proposed acquisitions and dispositions by us or our competitors;

•

financial results or projections that fail to meet public market analysts’ expectations and changes in stock market analysts’ recommendations regarding us, other optical technology companies or the telecommunication industry in general;

•	future sales of common stock, or securities convertible into, exchangeable or exercisable for common stock;

•	adverse judgments or settlements obligating us to pay damages;

•	future issuances of common stock in connection with acquisitions or other transactions;

•	acts of war, terrorism, or natural disasters;

•

industry, domestic and international market and economic conditions, including the global macroeconomic downturn over the last three years and related sovereign debt issues in certain parts of the world;

•	low trading volume in our stock;

•	developments relating to patents or property rights; and

•	government regulatory changes.

In connection with our acquisition of Xtellus, during the first quarter of fiscal year 2012 we issued 0.9 million shares of our common stock to settle our escrow liability. In connection with our acquisition of Mintera, during the second quarter of fiscal year 2012, we issued 0.8 million shares of our common stock to pay portions of the 12 month earnout obligations. In connection with our acquisition of Opnext, during the first quarter of fiscal year 2013, we issued 38.4 million shares of our common stock. In addition, we have $25.0 million of Convertible Notes outstanding, which if converted, would result in us issuing 13.5 million shares of our common stock. In May 2013, we also issued 1.8 million warrants to purchase our common stock at an exercise price of $1.50 per share in connection with the Term Loan we received in May 2013 (See Note 7, Credit Line and Notes elsewhere in this Annual Report on Form 10-K for further details). These issuances and the subsequent sale of these shares will dilute our existing stockholders and could potentially have a negative impact on our stock price.

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

Our revenues and other operating results are likely to fluctuate significantly in the future. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, changes in the pricing of our products due to competitive pressures as well as order or shipment delays or deferrals, with respect to our products, acquisitions and asset sales may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, consumer and biotechnology markets. Purchase decisions by our customers are also impacted by the capital expenditure plans of the global telecom carriers, which tend to be the primary customers of our customers. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase products from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred, could vary significantly.

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

The failure to maintain a minimum closing share price of $1.00 per share of our common stock could result in the delisting of our shares from the NASDAQ Global Select Market, which would harm the market price of our common stock.

In order to retain our listing on The NASDAQ Global Select Market we are required by NASDAQ to maintain a minimum closing bid price of $1.00 per share. Our stock price is currently trading above $1.00 per share, but closed below $1.00 per share on September 4, 5 and 6, 2013. In the event that our common stock closes below the minimum closing bid price of $1.00 per share for any 30 consecutive business days, our common stock could be delisted from The NASDAQ Global Select Market, transferred to a listing on The NASDAQ Capital Market or delisted from the NASDAQ markets altogether unless we regain compliance by having our common stock close at or above $1.00 per share for 10 consecutive days during the 180 days immediately following failure to maintain the minimum closing bid price. The failure to maintain our listing on The NASDAQ Global Select Market could harm the liquidity of our common stock and could have an adverse effect on the market price of our common stock.

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

Our certificate of incorporation authorizes us to issue up to 1.0 million shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. Accordingly, our board of directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting or other rights superior to those of holders of our common stock. For example, an issuance of shares of preferred stock could:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal properties as of June 29, 2013 are set forth below:

Location	Square Feet	Principal Use	Ownership	Lease Expiration
Sagamihara-shi, Japan	342,000	Office space, manufacturing, research and development	Lease	March 2033
Shenzhen, China	247,000	Office space, manufacturing, research and development	Lease	June 2016
Caswell, United Kingdom	183,000	Office space, manufacturing, research and development	Lease	March 2026
Zurich, Switzerland	124,000	Office space, manufacturing, research and development	Lease	June 2014
San Donato, Italy	66,000	Office space, manufacturing, research and development	Lease	July 2017
San Jose, California	52,000	Corporate headquarters, office space, manufacturing, research and development	Lease	January 2016
Komoro, Japan	35,000	Office space, manufacturing, research and development	Lease	March 2016
Acton, Massachusetts	31,000	Office space, manufacturing, research and development	Lease	January 2016

In addition to the above properties, we also own and/or lease administrative, manufacturing and research and development facilities in San Jose, California (25,000 square feet); Shanghai, China (24,000 square feet); Paignton, United Kingdom (18,000 square feet); Tucson, Arizona (15,000 square feet); Horseheads, New York (15,000 square feet); Santa Clara, California (10,000 square feet); Daejeon, South Korea (7,000 square feet); Jerusalem, Israel (5,000 square feet); Ottawa, Canada (4,000 square feet); Munich, Germany (3,000 square feet); Kanazawa-ku, Japan (3,000 square feet) and Tokyo, Japan (1,000 square feet), with lease expiration dates ranging from September 2013 to December 2017.

On September 12, 2013, we sold our Zurich Business to II-VI, including transferring the leases for our Zurich, Switzerland and Tucson, Arizona facilities.

On June 13, 2012, we completed the sale of our facility located in Shenzhen, China to Shenzhen Fangdao Technology Co., Ltd. (Shenzhen Fangdao). We received proceeds of approximately $18.7 million, net of transfer taxes and transaction costs. Under an agreement with Shenzhen Fangdao, dated May 15, 2012, we agreed to lease back the facility for a four year term, with an option to cancel after either the second or third year.

In the fourth quarter of fiscal year 2013, we relocated our manufacturing and research and development facilities, as well as our administrative offices from Totsuka, Japan to a facility we leased from Yokogawa Electric Corporation in Sagamihara-shi, Kanagawa Prefecture, Japan.

As of June 29, 2013, we owned or leased a total of approximately 1.2 million square feet worldwide, including the locations listed above. We believe that our properties are adequate to meet our business needs.

Item 3. Legal Proceedings

On August 29, 2013, the Secured Lender Trustee of the Secured Lender Trust established under the Second Amended Chapter 11 Plan of Liquidation of Dewey & LeBoeuf LLP (the “Trustee”) filed a complaint against Oclaro, Inc. in the United States Bankruptcy Court, Southern District of New York. The complaint alleges that we were formerly a client of Dewey & LeBoeuf LLP (“Dewey”) and engaged it to provide services for the period through June 5, 2012. The Trustee claims that there are unpaid invoices outstanding totaling approximately $0.5 million. We intend to defend this litigation vigorously.

On December 21, 2012, Labyrinth Optical Technologies LLC filed a complaint against us in United States District Court for the Central District of California alleging that certain coherent transponder modules, coherent receivers and DQPSK transceivers sold by us infringe Labyrinth Optical U.S. patent Nos. 7,599,627 and 8,103,173. The parties executed a settlement agreement on September 13, 2013 and subsequently filed a motion to dismiss the case with prejudice. The settlement amount was not significant.

On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (Pension Fund) as lead plaintiff for the putative class. On April 26, 2012, the Pension Fund filed a second amended complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that we and certain of our officers and directors issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. On September 21, 2012, the Court dismissed the second amended complaint with leave to amend. After the Pension Fund moved for reconsideration, on January 10, 2013, the Court allowed plaintiffs to take discovery regarding statements made in May and June 2010. On March 1, 2013 the Pension Fund filed a third amended complaint, attempting to cure pleading deficiencies with regard to statements allegedly made in July and August 2010. On April 1, 2013, defendants moved to dismiss the third amended complaint with respect to the statements made in July and August 2010. On May 30, 2013, the Court granted Defendants’ motion to dismiss the complaint’s claims based on statements made in July and August 2010. Discovery has commenced, and no trial has been scheduled in this action. We intend to defend this litigation vigorously.

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

On September 3, 2013, the parties agreed to settle the Westley, Moskal, and In re Oclaro Derivative matters for a total of $3.95 million, plus certain corporate governance changes. The money will be paid entirely by our directors and officers liability insurance carriers. Any fees awarded to the plaintiffs in these actions, or their respective counsel, will be included in this amount. The settlement is subject to final documentation and court approval.

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

On September 2, 2011, Tyco Electronics Subsea Communications, LLC (Tyco) filed a complaint against Opnext, Inc. in the Supreme Court of the State of New York, alleging that Opnext, Inc. failed to meet certain obligations owed to Tyco pursuant to a non-recurring engineering development agreement entered into between Opnext, Inc. and Tyco. The complaint sought contract damages in an amount not less than $1 million, punitive damages, costs and attorneys’ fees and such other relief as such court deemed just and proper. Opnext, Inc. filed a motion to dismiss this complaint on October 14, 2011. By decision and order dated August 13, 2012, the Court dismissed Tyco’s complaint in its entirety. Tyco filed a notice of appeal from the decision and order but has not perfected the appeal and it is uncertain that it will perfect the appeal. Tyco has advised that it does not intend to pursue its appeal. We are unable at this time to estimate the effects of any possible appeal of this lawsuit on our financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is currently quoted on the NASDAQ Global Select Market under the symbol “OCLR.” The following table shows, for the periods indicated, the high and low sale prices of our common stock as reported on the NASDAQ Global Select Market.

	Price Per Share of Common Stock
	High	Low
Fiscal year 2013 quarter ended:
September 29, 2012	$3.19	$2.21
December 29, 2012	2.81	1.11
March 30, 2013	1.95	1.16
June 29, 2013	1.42	0.99
Fiscal year 2012 quarter ended:
October 1, 2011	$7.33	$3.23
December 31, 2011	4.46	2.68
March 31, 2012	5.10	2.88
June 30, 2012	4.12	2.11

On September 9, 2013, the closing sale price of our common stock as reported on the NASDAQ Global Select Market was $1.02 per share. According to the records of our transfer agent, there were 9,873 stockholders of record of our common stock on September 9, 2013. A substantially greater number of holders of our common stock are “street name” or beneficial owners, whose shares of record are held by banks, brokers and other financial institutions.

Dividends

We have never paid cash dividends on our common stock or ordinary shares. To the extent we generate earnings, we intend to retain them for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our Credit Agreement and Convertible Notes contain restrictions on our ability to pay cash dividends on our common stock.

Comparison of Stockholder Return

The following graph compares the cumulative five-year total return provided shareholders on Oclaro, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Telecommunications Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Oclaro, Inc., the NASDAQ Composite Index, and the NASDAQ Telecommunications Index

	June 28, 2008	June 27, 2009	July 3, 2010	July 2, 2011	June 30, 2012	June 29, 2013
Oclaro, Inc.	$100.00	$30.81	$125.58	$78.31	$35.35	$13.72
NASDAQ Composite Index	$100.00	$80.56	$93.30	$124.28	$132.47	$155.74
NASDAQ Telecommunications Index	$100.00	$72.78	$78.16	$83.66	$74.73	$88.44

*	Assumes that $100.00 was invested in Oclaro common stock and in each index at market closing prices on June 28, 2008, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6. Selected Financial Data

The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

The selected financial data set forth below at June 29, 2013 and June 30, 2012, and for the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected financial data at July 2, 2011, July 3, 2010 and June 27, 2009, and for the fiscal years ended July 3, 2010 and June 27, 2009 are derived from audited financial statements not included in this Annual Report on Form 10-K, after giving effect to the discontinued operations of our New Focus business. On April 29, 2010, we affected a 1-for-5 reverse split of our common stock. All share and per share amounts presented below are reflected on a post-reverse-split basis.

Consolidated Statements of Operations Data

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011	July 3, 2010	June 27, 2009
	(Thousands, except per share data)
Revenues	$586,028	$385,458	$466,505	$392,545	$210,923
Operating income (loss)	(124,756)	(63,752)	(33,610)	4,834	(34,811)
Income (loss) from continuing operations	(122,745)	(66,503)	(46,425)	10,961	(25,769)
Income (loss) from discontinued operations	—	—	—	1,420	(6,387)
Net income (loss)	(122,745)	(66,503)	(46,425)	12,381	(32,156)
Income (loss) from continuing operations per common share:
Basic	$(1.40)	$(1.32)	$(0.96)	$0.27	$(1.12)
Diluted	$(1.40)	$(1.32)	$(0.96)	$0.26	$(1.12)
Weighted average shares of common stock outstanding:
Basic	87,770	50,396	48,444	40,322	22,969
Diluted	87,770	50,396	48,444	42,262	22,969

Consolidated Balance Sheet Data

	June 29, 2013	June 30, 2012	July 2, 2011	July 3, 2010	June 27, 2009
	(Thousands)
Total assets	$449,894	$328,306	$375,174	$360,795	$233,388
Total stockholders’ equity	154,132	167,651	229,095	252,534	140,390
Long-term obligations	57,123	12,391	6,277	9,785	4,923

The following items affect the comparability of our financial data for the periods shown in the consolidated statements of operations data above:

Revenues, operating income (loss), income (loss) from continuing operations and net income (loss) in fiscal year 2013 includes the revenues, costs of revenues and operating expenses of Opnext from July 23, 2012, the date of the Opnext merger. Revenues, operating income (loss), income (loss) from continuing operations and net income (loss) in fiscal years 2010 through 2013 include the revenues, costs of revenues and operating expenses of Avanex Corporation from April 27, 2009, the date of the Avanex merger.

Operating losses for fiscal years ended June 29, 2013 and July 2, 2011 include $26.0 million and $20.0 million, respectively, in recognition of impairment of goodwill and other intangible assets as more fully discussed in Note 4, Goodwill and Other Intangible Assets, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Operating losses for fiscal year 2013 include approximately $29.5 million in flood-related income related to settlement payments from our insurers and contract manufacturer relating to losses we incurred during the flooding. Operating losses for fiscal year 2012 include a significant decline in product sales and impairment charges related to the same flooding in Thailand, as more fully discussed in Note 6, Flood-Related (Income) Expense, Net, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Income (loss) from continuing operations for fiscal year ended June 29, 2013 includes a gain on bargain purchase of $24.9 million related to our acquisition of Opnext on July 23, 2012, which is more fully discussed in Note 3, Business Combinations and Asset Dispositions, to our consolidated financial statements included elsewhere in the Annual Report of Form 10-K.

Income (loss) from discontinued operations corresponds to the net operating results of our New Focus business, which was sold to Newport in the exchange of assets that closed in July 2009, as more fully discussed in Note 3, Business Combinations, to our consolidated financial statements included elsewhere in our 2012 Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Risk Factors” appearing in Item 1A of this Annual Report on Form 10-K, “Selected Financial Data” appearing in Item 6 of this Annual Report on Form 10-K and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, including Note 1, Business and Summary of Significant Accounting Policies, to such consolidated financial statements, which have been prepared assuming that we will continue as a going concern. Our independent registered public accounting firm has issued an opinion on our consolidated financial statements that states that our recurring operating losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by the forward-looking statements due to, among other things, our critical accounting estimates discussed below and important other factors set forth in this Annual Report on Form 10-K. Please see “Special Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.

Overview

During our fiscal year 2013, we were one of the largest providers of optical components, modules and subsystems for the optical communications market. We offer a differentiated solution that is designed to make it easier for our customers to do business by combining optical technology innovation, photonic integration and a vertically integrated approach to manufacturing and product development.

Our customers include ADVA Optical Networking; Alcatel-Lucent; Ciena; Cisco; Coriant; Ericsson; Fiberhome Technologies Group; Fujitsu; Huawei; and Tellabs, Inc.

Recent Developments

On September 12, 2013, we sold our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business (the “Zurich Business”) to II-VI Incorporated (II-VI). We received proceeds of $92.3 million in cash on September 12, 2013. We will also receive $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims, and $2.0 million subject to a potential post-closing working capital adjustment. In addition, we retained approximately $14.7 million in accounts receivable related to the Zurich Business and approximately $9.6 million of supplier and employee related payables related to the Zurich Business which were not included in the Oclaro Switzerland GmbH subsidiary.

As part of the agreement, II-VI has purchased our Switzerland subsidiary, which includes its GaAs fabrication facility, and also the corresponding high power laser diodes, VCSEL and 980 nm pump laser product lines, including intellectual property, inventory, equipment and a related research and development facility in Tucson, Arizona, all of which are associated with this business.

We will continue the back-end manufacturing of the 980 nm pump and certain high power laser diode products at our Shenzhen, China manufacturing facility and supply them to II-VI under a manufacturing services agreement. The employees of Shenzhen, China will continue to be employed by us. In addition, various supply and transition service agreements have been established between the companies to ensure a smooth transition.

In addition, II-VI acquired an exclusive option to purchase our optical amplifier and micro-optics business (the “Amplifier Business”) for $88.0 million in cash. The option to purchase our Amplifier Business, for which II-VI separately paid $5.0 million in cash, will expire if not exercised within 30 days. If this option is exercised and II-VI purchases the Amplifier Business, the option price will be applied to the purchase price. If II-VI does not exercise this option, we expect the $5.0 million payment would be retained by us. We received the $5.0 million in cash proceeds on September 12, 2013.

We have used a portion of the proceeds from the sale of the Zurich Business to repay our term loan of $24.6 million and will use a portion of the remaining proceeds to begin restructuring the Company for the future. We intend to further simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies.

Oclaro, Inc. (the “Parent”) is a party to the Second Amended and Restated Credit Agreement, dated as of November 2, 2012 (as amended, the “Credit Agreement”), among the Parent, Oclaro Technology Limited (the “Borrower”), each lender party thereto (the “Lenders”) and Wells Fargo Capital Finance, Inc., as administrative agent for the Lenders (the “Agent”). On August 21, 2013, the Parent, the Borrower, the Lenders and the Agent entered into Waiver and Amendment Number Three to the Credit Agreement (the “Third Amendment”), which amended the Credit Agreement in pertinent part by: (i) extending the date by which the Borrower shall have consummated one or more asset sales with a minimum threshold of net; (ii) eliminating the mandatory reduction of the revolving credit facility upon the consummation of the asset sales described in (i) above; and (iii) adding a covenant that the Borrower is required to maintain liquidity of at least $45 million at all times (liquidity being the sum of the Borrower’s excess availability under the revolving credit facility plus the lesser of $25 million and qualified cash balances. The Borrower paid the lenders an amendment fee of $650,000.

Under the Credit Agreement, as amended, we were required to complete certain asset sales on or by September 2, 2013. We completed the sale of the Zurich Business on September 12, 2013 and applied the net proceeds to repay all amounts outstanding under the Credit Agreement. The event of default resulting from not completing the transaction on September 2, 2013 was waived on September 26, 2013. This waiver eliminated the requirement for the Agent and Lenders to make any advances, issue any letters of credit or provide any other extension of credit until the Agent and Lenders agree otherwise and prevents us from exercising any right or action set forth in the applicable loan documents that is conditioned on the absence of any event of default. If the Agent and Lenders do not agree to make under the Credit Agreement available to us within 30 days of the waiver (or such later time as the Agent agrees), then the Agent and Lenders will have the option to immediately terminate the Credit Agreement.

During a continuing event of default, the Agent or Lenders can declare any amounts outstanding under the Credit Agreement immediately due and payable. Such an acceleration can constitute

See “Liquidity and Capital Resources” for a discussion of our Credit Agreement and amendments to our Credit Agreement during fiscal year 2013.

Results of Operations

Fiscal Years Ended June 29, 2013 and June 30, 2012

The following table sets forth our consolidated results of operations for the fiscal years ended June 29, 2013 and June 30, 2012, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of revenues, except where indicated:

	Year Ended					Increase (Decrease)
	June 29, 2013		June 30, 2012		Change
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$586,028	100.0	$385,458	100.0	$200,570	52.0
Cost of revenues	521,626	89.0	315,413	81.8	206,213	65.4

Gross profit	64,402	11.0	70,045	18.2	(5,643)	(8.1)

Operating expenses:
Research and development	100,820	17.2	67,003	17.4	33,817	50.5
Selling, general and administrative	91,363	15.6	62,541	16.2	28,822	46.1
Amortization of intangible assets	5,305	0.9	3,000	0.8	2,305	76.8
Restructuring, acquisition and related (income) expense, net	(6,301)	(1.1)	10,361	2.7	(16,662)	n/m	(1)
Flood-related (income) expense, net	(29,510)	(5.0)	2,458	0.6	(31,968)	n/m	(1)
Impairment of goodwill, other intangible assets and long-lived assets	27,561	4.7	—	—	27,561	n/m	(1)
Gain on sale of property and equipment	(80)	—	(11,566)	(3.0)	11,486	(99.3)

Total operating expenses	189,158	32.3	133,797	34.7	55,361	41.4

Operating loss	(124,756)	(21.3)	(63,752)	(16.5)	(61,004)	95.7
Other income (expense):
Interest income (expense), net	(4,499)	(0.8)	(1,121)	(0.3)	(3,378)	301.3
Gain (loss) on foreign currency translation	(14,310)	(2.4)	3,116	0.8	(17,426)	n/m	(1)
Other income (expense), net	(2,527)	(0.4)	2,238	0.6	(4,765)	n/m	(1)
Gain on bargain purchase	24,866	4.2	—	—	24,866	n/m	(1)

Total other income (expense)	3,530	0.6	4,233	1.1	(703)	(16.6)

Loss before income taxes	(121,226)	(20.7)	(59,519)	(15.4)	(61,707)	103.7
Income tax provision	1,519	0.3	6,984	1.9	(5,465)	(78.3)

Net loss	$(122,745)	(20.9)	$(66,503)	(17.3)	$(56,242)	84.6

(1)	Not meaningful

Revenues

Revenues for the year ended June 29, 2013 increased by $200.6 million, or 52 percent, compared to the year ended June 30, 2012. The increase was primarily due to the inclusion of revenues in fiscal year 2013 generated through the acquisition of Opnext on July 23, 2012. Compared to the year ended June 30, 2012, revenues from sales of our 40 Gb/s and 100 Gb/s transmission modules increased by $73.7 million, or 120 percent; revenues from sales of our 10 Gb/s transmission modules increased by $126.3 million, or 267 percent; revenues from sales of our transmission components decreased by $5.5 million, or 6 percent; revenues from sales of our amplification, filtering and optical switching products decreased by $11.0 million, or 9 percent; and revenues from sales of our industrial and consumer products increased by $17.0 million, or 30 percent. The increase in revenue for these respective product groups was mainly attributable to our acquisition of Opnext and also our recovery from the flooding in Thailand. However, we believe that market demand for our optical components was weaker during the year ended June 29, 2013 than the year ended June 30, 2012. Our pro forma combined revenues including Oclaro and Opnext were approximately 10% lower for the year ended June 30, 2013 than for the comparable period of the prior year.

For the year ended June 29, 2013, Cisco accounted for $72.2 million, or 12 percent, of our revenues and Huawei accounted for $63.5 million, or 11 percent, of our revenues. For the year ended June 30, 2012, Huawei accounted for $39.7 million, or 10 percent, and Fujitsu accounted for $39.3 million, or 10 percent, of our revenues.

In fiscal year 2014, we expect our revenues to decrease significantly as a result of the sale of our Zurich Business in September 2013 and our revenues could decrease further if we sell our Amplifier Business, in regards to which II-VI has an option to buy, in fiscal year 2014. The Zurich Business accounted for approximately 15 percent of our fiscal year 2013 revenue.

Cost of Revenues

Our cost of revenues consists of the costs associated with manufacturing our products, and includes the purchase of raw materials, labor costs and related overhead, including stock-based compensation charges and the costs charged by our contract manufacturers for the products they manufacture for us. Charges for excess and obsolete inventory are also included in cost of revenues. Costs and expenses related to our manufacturing resources incurred in connection with the development of new products are included in research and development expenses.

Our cost of revenues for the year ended June 29, 2013 increased by $206.2 million, or 65 percent, compared to the year ended June 30, 2012. The increase was primarily related to higher costs associated with the inclusion of cost of revenues in fiscal year 2013 generated through the acquisition of Opnext on July 23, 2012. In addition, we believe we experienced price erosion on our sales in excess of cost improvements in our products, we reassigned personnel from the flood in fiscal year 2012, and we incurred higher excess and obsolete charges.

In fiscal year 2014, we expect cost of revenues to decrease significantly as a result of the sale of our Zurich Business in September 2013 and the potential sale of our Amplifier Business, in regards to which II-VI has an option to buy, in fiscal year 2014.

Gross Profit

Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.

Our gross margin rate decreased to 11 percent for the year ended June 29, 2013, compared to 18 percent for the year ended June 30, 2012. Of the 7 percentage points decline in gross margin rate, a decline of approximately 4 percentage points was mainly attributable to product mix of our sales, with a higher mix of lower margin fixed wavelength 10 Gb/s transmission products, and a decline of approximately 3 percentage points was attributable to higher excess and obsolete inventory valuation charges. The decrease in our gross margin rate was partially offset by the re-assignment of certain of our manufacturing employees to efforts to restore our production capacity following the flood in Thailand, which resulted in a $1.9 million higher gross profit than would have otherwise been recorded for the year ended June 30, 2012, as these costs were included in flood-related (income) expense during that period rather than being recorded in cost of revenues. On a pro forma combined revenue basis, we experienced an approximately 10 percent decline in sales of our products year over year, while many of our costs remained fixed and did not decline with our revenue, significantly impacting our gross margin rate.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.

Research and development expenses increased by $33.8 million, or 51 percent, for the year ended June 29, 2013, compared to the year ended June 30, 2012. The increase was primarily related to the inclusion of research and development expenses in fiscal year 2013 to fund research and development associated with products acquired through the acquisition of Opnext on July 23, 2012, partially offset by a reduction in research and development expenses related to synergies from aligning and reducing combined research and development resources of Oclaro and Opnext in association with the merger, and other cost reduction efforts in response to softening market conditions and lower post-flood revenues. Personnel-related costs increased to $58.0 million for the year ended June 29, 2013, compared with $41.5 million for the year ended June 30, 2012, primarily as a result of an increase in personnel numbers following our acquisition of Opnext. In addition, for the year ended June 30, 2012, research and development expenses were $1.2 million lower than they would have been otherwise as the redeployment of certain research and development personnel to flood recovery efforts, on a temporary basis during the recovery time period, have been included in flood-related (income) expense in fiscal year 2012. Other costs, including engineering materials, the costs of design tools and facilities-related costs increased to $42.8 million for the year ended June 29, 2013, compared with $25.5 million for the year ended June 30, 2012.

Research and development expenses were favorably impacted by approximately $0.6 million as a result of the fluctuations of the U.K. pound sterling, Japanese yen and Swiss franc relative to the U.S. dollar.

In fiscal year 2014, we expect research and development expenses to decrease approximately 25 percent to 40 percent compared with fiscal year 2013 as a result of the sale of our Zurich Business in September 2013, the potential sale of our Amplifier Business, in regards to which II-VI has an option to buy, and restructuring actions we intend to announce in the first half of fiscal year 2014 to reduce our complexity and to simplify our operating footprint.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, and other costs, including costs for audit, professional fees and insurance costs; information technology; insurance; sales and marketing; human resources and legal and other corporate costs. Selling, general and administrative expenses also include facilities expenses for sites which are not primarily focused on manufacturing or research and development.

Selling, general and administrative expenses increased by $28.8 million, or 46 percent, for the year ended June 29, 2013, compared to the year ended June 30, 2012. The increase was primarily related to the inclusion of selling, general and administrative expenses in fiscal year 2013 attributable to the operations of Opnext, partially offset by a reduction in selling, general and administrative expenses related to synergies from aligning and reducing combined selling, general and administrative resources of Oclaro and Opnext in association with the merger, and other cost reduction efforts in response to softening market conditions and lower post-flood revenues. Personnel-related costs increased to $52.9 million for the year ended June 29, 2013, compared with $37.1 million for the year ended June 30, 2012, primarily as a result of an increase in personnel numbers following our acquisition of Opnext. For the year ended June 29, 2013, selling, general and administrative expenses were $0.4 million lower than they would have been otherwise, as the redeployment of certain selling, general and administrative personnel to flood recovery efforts, on a temporary basis during the recovery time period, have been included in flood-related (income) expense in fiscal year 2012. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, increased to $38.5 million for the year ended June 29, 2013, compared with $25.5 million for the year ended June 30, 2012. Of the $38.5 million in other costs incurred during the year ended June 29, 2013, $12.6 million related to audit, professional fees and insurance costs, $10.8 million related to sales and marketing costs, $7.7 million related to information technology costs, $5.0 million related to legal and executive costs, and $2.4 million related to human resources costs.

Selling, general and administrative expenses were favorably impacted by approximately $0.9 million as a result of the fluctuations in the U.K. pound sterling, Japanese yen and Swiss franc relative to the U.S. dollar.

In fiscal year 2014, we expect selling, general and administrative expenses to decrease approximately 20 percent to 35 percent compared with fiscal year 2013 as a result of the sale of our Zurich Business in September 2013, the potential sale of our Amplifier Business, in regards to which II-VI has an option to buy, and restructuring actions we intend to announce in the first half of fiscal year 2014 to reduce our complexity and to simplify our operating footprint.

Amortization of Intangible Assets

Amortization of intangible assets increased to $5.3 million for the year ended June 29, 2013 from $3.0 million for the year ended June 30, 2012. The increase in our amortization is a result of our acquisition of Opnext, for which we recorded $16.4 million in intangible assets during the first quarter of fiscal year 2013 as our estimate of the fair value of acquired intangible assets.

During the fourth quarter of fiscal year 2013, we completed our impairment analysis and concluded that based on the decline in our forecast, our decision to sell or abandon certain product lines and other factors, certain of our other intangible assets were impaired as of June 29, 2013. We recorded impairment losses of $6.4 million related to intangibles acquired in connection with our acquisition of Mintera, $2.6 million related to intangibles acquired in connection with our acquisition of Opnext, and $5.2 million related to intangibles acquired in connection with other earlier acquisitions. As a result of these impairments, we expect the amortization of intangible assets to decrease from $5.3 million in fiscal year 2013 to $1.7 million for fiscal years 2014 through 2018 based on the current level of our intangible assets.

Restructuring, Acquisition and Related (Income) Expense, Net

In connection with the acquisition of Opnext, during the year ended June 29, 2013, we recorded $3.1 million in legal and professional fees, and initiated a restructuring plan to integrate the businesses. Under this restructuring plan, during the year ended June 29, 2013, we recorded $11.5 million related to workforce reductions, $0.2 million related to lease cancellation and commitments and $0.4 million related to the write-off of net book value of inventory that supported certain technology that was considered redundant following the acquisition, which are included in restructuring, acquisition and related (income) expense, net in our consolidated statement of operations.

During the fourth quarter of fiscal year 2013, we recorded $2.2 million in charges related to the separation agreement with our former Chief Executive Officer.

During the second quarter of fiscal year 2013, we sold our thin film filter business and interleaver product line in exchange for $27.0 million in cash. During the year ended June 29, 2013, we recorded a gain of $24.8 million related to this sale in the restructuring, acquisition and related (income) expense, net in our consolidated statement of operations.

During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of our Shenzhen, China manufacturing operations to Venture. We expect this transition to occur in a phased and gradual transfer of products over a three year period ending in 2015 and we expect it will result in approximately $35.0 million in lower working capital requirements, net of related costs incurred. In connection with this transition, we recorded restructuring charges of $5.1 million and $6.0 million for employee separation charges in fiscal years 2013 and 2012, respectively. Separation charges under the restructuring plan were accrued and charged to restructuring, acquisition and related (income) expense, net. We expect to incur between $4.0 million and $6.0 million in additional restructuring costs in connection with the ongoing activities related to the transition of our manufacturing operations to Venture over the remaining transition period.

We also incurred $1.4 million in fiscal year 2012 in employee separation costs in connection with previously announced restructuring plans. We do not expect to incur significant additional restructuring costs in connection with previously announced restructuring plans.

In addition, we incurred $3.9 million of expenses during the year ended June 30, 2012, in external consulting charges associated with the optimization of past acquisitions as we focused on the associated infrastructure and processes required to support sustainable growth, including external costs associated with potential transactions to outsource our Shenzhen manufacturing operations, which culminated in our transaction with Venture.

We expect to incur significant restructuring expenses for incremental actions going forward, including restructuring actions we intend to announce in the first half of fiscal year 2014 to reduce our complexity and to simplify our operating footprint subsequent to the sale of the Zurich Business.

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

During the year ended June 29, 2013, we recorded flood-related income of $29.5 million comprised of $30.8 million in settlement payments, offset in part by $1.3 million in professional fees and related expenses incurred in connection with our recovery efforts. As there were no contingencies associated with these payments, we recorded the payments within flood-related (income) expense, net in our consolidated statements of operations for the year ended June 29, 2013.

During the year ended June 30, 2012, we recorded flood-related expenses of $2.5 million, including $8.2 million in impairment charges related to the write-off of the net book value of damaged inventory and property and equipment based on estimates of the damage caused by the flooding; $5.3 million in personnel-related costs, professional fees and related expenses incurred in connection with our recovery efforts; partially offset by $11.0 million in payments received from one of our insurers relating to losses we incurred due to the flooding in Thailand.

Although we do not anticipate receiving material amounts in additional insurance proceeds or incurring material additional expenses, we will continue to evaluate our estimates of flood-related (income) expense.

Flood-related (income) expense, net for the years ended June 29, 2013 and June 30, 2012 include the following:

	Year Ended
	June 29, 2013	June 30, 2012
	(Thousands)
Adjustment to net book value for damaged inventory	$—	$4,246
Write-off of net book value of damaged property and equipment	—	3,927
Personnel-related costs, professional fees and related expenses	1,287	5,274
Settlement payments	(30,797)	(10,989)

	$(29,510)	$2,458

Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets

During the first quarter of fiscal year 2013, we recorded $0.9 million related to the impairment of certain technology that was considered redundant following the acquisition of Opnext.

During the fourth quarter of fiscal year 2013, we completed our annual first step analysis for potential impairment of our goodwill, which included examining the impact of current general economic conditions on our future prospects, the decline in our market capitalization, and the anticipated resizing of our operations with the recent sale of certain of our products and/or businesses, and we concluded that goodwill related to our Mintera reporting unit was impaired. During the fourth quarter of fiscal year 2013, we also completed our second step analysis of goodwill impairment, determining that the $10.9 million of goodwill related to our Mintera reporting unit was fully impaired. Based upon this evaluation, we recorded $10.9 million for the goodwill impairment loss in our consolidated statement of operations for fiscal year 2013.

In connection with our second step goodwill impairment analysis, we also evaluated the fair value of our other intangible assets of this reporting unit, and our other reporting units, and concluded that based on the decline in our forecast, our decision to sell or abandon certain product lines and other factors, certain of these other intangible assets were also impaired as of June 29, 2013. We recorded impairment losses of $6.4 million related to intangibles acquired in connection with our acquisition of Mintera, $2.6 million related to intangibles acquired in connection with our acquisition of Opnext, and $5.2 million related to intangibles acquired in connection with other earlier acquisitions.

Gain (Loss) on Sale of Property and Equipment

During fiscal year 2012, we sold our Shenzhen, China manufacturing facility for 136.0 million Chinese yuan (approximately $21.5 million on the date of the transaction). We received approximately $18.7 million in net proceeds after transfer taxes of approximately $2.5 million and transaction costs of approximately $0.4 million. For the year ended June 30, 2012, we recorded a $13.6 million gain on the sale of this facility, recognizing $11.3 million of this amount in gain (loss) on sale of property and equipment in our consolidated statement of operations in the fourth quarter of fiscal year 2012, and deferring $2.3 million of the gain, which is being amortized ratably against rent expense as part of our lease back of the facility.

Other Income (Expense)

Other income (expense) decreased to $3.5 million in income for the year ended June 29, 2013 from $4.2 million in income for the year ended June 30, 2012. This decrease was primarily due to (i) recording a $14.3 million loss on foreign currency translation during the year ended June 29, 2013 due to the significant weakening of the Japanese yen relative to the U.S. dollar and its impact on the revaluation of our Japanese yen-denominated intercompany receivables, as compared to recording a $3.1 million gain on foreign currency translation during the year ended June 30, 2012; (ii) an increase of $3.4 million in interest expense during the current fiscal year as a result of higher average borrowings under our Credit Agreement, entering into a new Term Loan and issuing Convertible Notes during fiscal year 2013; (iii) a $3.6 million impairment charge related to the revaluation and sale of an investment in a privately-held company in fiscal year 2013, as compared to a $2.2 million gain on the sale of a minority equity investment in a private company in fiscal year 2012; partially offset by (iv) a $24.9 million gain on bargain purchase in connection with our acquisition of Opnext in the first quarter of fiscal year 2013.

Income Tax Provision

For the fiscal year ended June 29, 2013, our income tax provision of $1.5 million primarily related to certain of our foreign operations.

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

Fiscal Years Ended June 30, 2012 and July 2, 2011

The following table sets forth our consolidated results of operations for the fiscal years ended June 30, 2012 and July 2, 2011, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of revenues, except where indicated:

	Year Ended					Increase
	June 30, 2012		July 2, 2011		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$385,458	100.0	$466,505	100.0	$(81,047)	(17.4)
Cost of revenues	315,413	81.8	342,869	73.5	(27,456)	(8.0)

Gross profit	70,045	18.2	123,636	26.5	(53,591)	(43.3)

Operating expenses:
Research and development	67,003	17.4	65,492	14.0	1,511	2.3
Selling, general and administrative	62,541	16.2	62,767	13.4	(226)	(0.4)
Amortization of intangible assets	3,000	0.8	2,805	0.6	195	7.0
Restructuring, acquisition and related (income) expense, net	10,361	2.7	4,469	1.0	5,892	131.8
Flood-related expense, net	2,458	0.6	—	—	2,458	n/m (1)
Legal settlements	—	—	1,678	0.4	(1,678)	(100.0)
Impairment of goodwill	—	—	20,000	4.3	(20,000)	(100.0)
(Gain) loss on sale of property and equipment	(11,566)	(3.0)	35	—	(11,601)	n/m (1)

Total operating expenses	133,797	34.7	157,246	33.7	(23,449)	(14.9)

Operating income (loss)	(63,752)	(16.5)	(33,610)	(7.2)	(30,142)	89.7
Other income (expense):
Interest income (expense), net	(1,121)	(0.3)	(1,995)	(0.4)	874	(43.8)
Gain (loss) on foreign currency translation	3,116	0.8	(9,174)	(2.0)	12,290	n/m (1)
Other income (expense), net	2,238	0.6	—	—	2,238	n/m (1)

Total other income (expense)	4,233	1.1	(11,169)	(2.4)	15,402	n/m (1)

Income (loss) from continuing operations before income taxes	(59,519)	(15.4)	(44,779)	(9.6)	(14,740)	32.9
Income tax provision	6,984	1.9	1,646	0.4	5,338	324.3

Net loss	$(66,503)	(17.3)	$(46,425)	(10.0)	$(20,078)	43.2

(1)	Not meaningful

Revenues

Revenues for the year ended June 30, 2012 decreased by $81.0 million, or 17 percent, compared to the year ended July 2, 2011. Compared to the year ended July 2, 2011, revenues from sales of our 40 Gb/s and 100 Gb/s transmission modules increased by $28.1 million, or 84 percent, mainly due to ramping demand for our 40 Gb/s and 100 Gb/s transmission products; revenues from sales of our 10 Gb/s transmission modules decreased by $12.4 million, or 21 percent; revenues from sales of our transmission components decreased by $38.0 million, or 28 percent; revenues from sales of our amplification, filtering and optical switching products decreased by $63.5 million, or 35 percent; and revenues from sales of our industrial and consumer products increased by $4.7 million, or 9 percent due to favorable market conditions for these products. The decrease for these product groups was largely due to reduced product sales attributable to the disruption in our business caused by the flooding of our contract manufacturer in Thailand which resulted in the suspension of the manufacturing of a significant number of our products; and due to a decrease in demand in our telecommunications related markets, largely associated with uncertain global macroeconomic conditions.

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

Gross Profit

Our gross margin rate decreased to 18 percent for the year ended June 29, 2013, compared to 27 percent for the year ended July 2, 2011. Of the 9 percentage points decline in gross margin rate, a decline of approximately 5 percentage points was mainly attributable to product mix of our sales, with a lower mix of relatively higher margin 10 Gb/s transmission products and a higher mix of less mature, currently lower margin 40 Gb/s transmission products that are not yet margin optimized, and a decline of approximately 4 percentage points was attributable to an increase in other costs of sales because of unfavorable manufacturing variances resulting from lower product volumes and fixed costs and did not decline with our revenue.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.2 million, or less than one percent, for the year ended June 30, 2012, compared to the year ended July 2, 2011. Personnel-related costs increased to $37.1 million for the year ended June 30, 2012, compared with $34.9 million for the year ended July 2, 2011. Other costs, including legal and professional fees, facilities expenses and other miscellaneous expenses, decreased to $25.5 million for the year ended June 30, 2012, compared with $27.9 million for the year ended July 2, 2011. Of the $25.5 million in other costs incurred during fiscal year 2012, $7.9 million related to audit, professional fees and insurance costs, $5.5 million related to sales and marketing costs, $6.9 million related to information technology costs, $3.5 million related to legal and executive costs, and $1.6 million related to human resources costs.

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

Restructuring, Acquisition and Related (Income) Expense, Net

During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of our Shenzhen, China manufacturing operations to Venture. We expect this transition to occur in a phased and gradual transfer of products over a three year period. In connection with this transition, we recorded restructuring charges of $6.0 million for employee separation charges. Separation charges under the restructuring plan were accrued and charged to restructuring, acquisition and related (income) expense, net.

We incurred $1.4 million in employee separation costs during the year ended June 30, 2012 in connection with previously announced restructuring plans.

We incurred $3.9 million of expenses during the year ended June 30, 2012, in external consulting charges associated with reorganizing the infrastructure associated with past acquisitions, including external costs associated with potential transactions to outsource our Shenzhen manufacturing operations, which culminated in our transaction with Venture. We also recorded $1.7 million in acquisition-related professional fees during this same period.

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

Flood-Related Expense, Net

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

In fiscal year 2012, we received $11.0 million in advance payments from one of our insurers relating to losses we incurred due to the flooding in Thailand. This payment was a general advance from our insurer against all Thailand flood-related claims and was not specifically identified as reimbursement for any particular loss or claim.

Flood-related (income) expense, net for the year ended June 30, 2012 included the following:

Year Ended
June 30, 2012
(Thousands)
Adjustment to net book value for damaged inventory	$4,246
Write-off of net book value of damaged property and equipment	3,927
Personnel-related costs, professional fees and related expenses	5,274
Settlement payments	(10,989)

$2,458

Legal Settlements

Legal settlements expense of $1.7 million during the year ended July 2, 2011 includes amounts recorded in connection with a confidential settlement agreement with QinetiQ Limited and for other legal settlements and related legal costs.

Impairment of Goodwill

During the fourth quarter of fiscal year 2011, we completed our annual first step analysis for potential impairment of our goodwill, as a result of which we concluded that goodwill related to our WSS reporting unit was impaired. Our WSS reporting unit’s goodwill was originally recorded in connection with our acquisition of Xtellus. During the fourth quarter of fiscal year 2011, we also completed our second step analysis of goodwill impairment, determining that the $20.0 million of goodwill related to our WSS reporting unit was fully impaired. Based upon this evaluation, we recorded $20.0 million for the goodwill impairment loss in our consolidated statement of operations for fiscal year 2011.

Gain (Loss) on Sale of Property and Equipment

During the fourth quarter of fiscal year 2012, we sold our Shenzhen, China manufacturing facility for 136.0 million Chinese yuan (approximately $21.5 million on the date of the transaction). We received approximately $18.7 million in net proceeds after transfer taxes of approximately $2.5 million and transaction costs of approximately $0.4 million. For the year ended June 30, 2012, we recorded a $13.6 million gain on the sale of this facility, recognizing $11.3 million of this amount in gain (loss) on sale of property and equipment in our consolidated statement of operations in the fourth quarter of fiscal year 2012, and deferring $2.3 million of the gain, which is being amortized ratably against rent expense as part of our lease back of the facility.

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

Liquidity and Capital Resources

Cash flows from Operating Activities

Net cash used by operating activities for the year ended June 29, 2013 was $87.5 million, primarily resulting from a net loss of $122.7 million, partially offset by $28.4 million of non-cash adjustments and a $6.9 million increase in cash due to changes in operating assets and liabilities. The $28.4 million of non-cash adjustments was primarily comprised of a $42.2 million of expense related to depreciation and amortization, $26.0 million related to the impairment of goodwill and other intangibles, $7.2 million of expense related to stock-based compensation, $3.6 million related to the impairment of an investment in a privately-held company, and $1.1 million charge related to other non-cash transactions, partially offset by $24.9 million for the bargain purchase gain related to our acquisition of Opnext, $24.8 million related to the gain on the sale of the thin film filter business and interleaver product line, and $2.1 million from the amortization of the deferred gain from two sales-leaseback transactions. The $6.9 million increase in cash due to changes in operating assets and liabilities was primarily comprised of a $33.9 decrease in accounts receivable, net, and a $14.4 million decrease in inventory, partially offset by a $23.4 million decrease in accounts payable, a $15.0 million increase in prepaid expenses and other current assets, and a $2.9 million decrease in accrued expenses and other liabilities.

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

Cash flows from Investing Activities

Net cash provided by investing activities for the year ended June 29, 2013 was $66.8 million, primarily consisting of $36.1 million cash acquired in the acquisition of Opnext, $26.0 million in proceeds from the sale of the thin film filter business and interleaver product line, a $17.9 million reduction in restricted cash and $3.9 million in proceeds from the sale of an investment in a privately-held company, which were partially offset by $17.2 million used in capital expenditures.

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

Cash Flows from Financing Activities

Net cash provided by financing activities for the year ended June 29, 2013 was $30.8 million, primarily consisting of $22.8 million in proceeds from the sale of convertible notes, $22.5 million from borrowings under a term loan, $15.3 million in borrowings under our revolving credit facility and $1.6 million in proceeds from the issuance of common stock through stock option exercises and our employee stock purchase plan, partially offset by $16.0 million in repayments on a note payable and our revolving credit facility, $6.7 million in payments on capital lease obligations and $8.6 million in payments in connection with the remaining earnout obligations related to our acquisition of Mintera.

Net cash provided by financing activities for the year ended June 30, 2012 was $22.8 million, primarily consisting of $25.5 million in borrowings under our revolving credit facility and $0.1 million in proceeds from the issuance of common stock through stock option exercises, partially offset by $2.8 million in payments in connection with earnout obligations related to our acquisition of Mintera.

Net cash provided by financing activities for the year ended July 2, 2011 was $2.7 million, primarily consisting of $2.4 million received from the issuance of common stock, mainly through stock option exercises, and from $0.3 million in additional proceeds related to our May 2010 follow-on stock offering due to finalization of our previous estimates of offering-related expenses.

Effect of Exchange Rates on Cash and Cash Equivalents for the Years Ended June 29, 2013, June 30, 2012 and July 2, 2011

The effect of exchange rates on cash and cash equivalents for the year ended June 29, 2013 was an increase of $12.8 million, primarily consisting of a gain of approximately $5.1 million due to the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries and a gain of $7.7 million related to the revaluation of U.S. dollar denominated operating intercompany payables and receivables of our foreign subsidiaries.

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

Credit Line and Notes

As of June 29, 2013, we had a $50.0 million senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders with an expiration date of November 2, 2017. See Note 7, Credit Line and Notes, for additional information regarding this credit facility.

As of June 29, 2013 and June 30, 2012, there was $40.0 million and $25.5 million, respectively, outstanding under the Credit Agreement and we were in compliance with all covenants. At June 29, 2013 and June 30, 2012, there were $30,000 and $0.1 million, respectively, in outstanding standby letters of credit secured under the Credit Agreement. These letters of credit expire at various intervals through June 2015.

On May 6, 2013, Parent, Borrower, the Lenders, the Agent and PECM Strategic Funding LP and Providence TMT Debt Opportunity Fund II LP (the “Term Lenders”) entered into Amendment Number Two to the Credit Agreement and the associated guaranties and security agreements (the “Amendment”), which amended the Credit Agreement in pertinent part by: (i) adding a $25 million term loan (the “Term Loan”) to be provided by the Term Lenders; (ii) reducing the revolving credit facility from $80 million to $50 million (to be further reduced on a dollar-for-dollar basis by an amount equal to the net proceeds of certain asset sale transactions that the Parent may undertake in the future), eliminating the Borrower’s option to increase the revolving credit facility to $100 million and implementing an availability block under the revolving credit facility of at least $10 million; (iii) removing the financial covenants so that Borrower is not required to maintain a minimum of $15 million of availability under the revolving credit facility or $15 million in qualified cash balances; (iv) adding an affirmative covenant that Borrower shall have consummated one or more asset sales by July 15, 2013 and with a minimum threshold of net proceeds, and (v) providing for payments and proceeds of asset sales to be applied to repay the credit facility and the Term Loan (with the first $20.0 million of such proceeds being applied to repay Wells Fargo Capital Finance, Inc. and Silicon Valley Bank and the next $25.0 being applied to repay Providence and the remaining proceeds being used to repay Wells Fargo Capital Finance, Inc. and Silicon Valley Bank all amounts outstanding under the credit facility).

In the first quarter of fiscal year 2014, we used the proceeds from the sale of our Zurich Business to fully repay our outstanding balance under our credit facility and the Term Loan.

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

The Borrower paid the revolving lenders an amendment fee of $0.5 million and the Term Lenders a closing fee of $2.1 million. These costs were capitalized and are being amortized straight-line to expense over the one year term of the loan.

Interest on the Term Loan obligations accrues at a per annum rate equal to the sum of: (A) the PIK Term Loan Interest Rate, with such accrued interest to be capitalized quarterly and added to the outstanding principal balance of the Term Loan, and (B) the Cash Term Loan Interest Rate. The PIK Term Loan Interest Rate is 2.0 percent beginning on the effective date of the Term Loan (the “Effective Date”) up to but excluding the date six months thereafter, then it is 4.0 percent until the date twelve months after the Effective Date and then it is 5.0 percent. The Cash Term Loan Interest Rate is 7.0 percent beginning on the Effective Date up to but excluding the date six months thereafter, then it is 8.5 percent until the date twelve months after the Effective Date and then it is 10.0 percent.

This Amendment did not make changes to the interest rates or commitment fees payable under the revolving credit facility.

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

On August 21, 2013, Parent, Borrower, the Lenders and the Agent entered into Waiver and Amendment Number Three to the Credit Agreement, which amended the Credit Agreement in pertinent part by: (i) extending the date by which the Borrower shall have consummated one or more asset sales with a minimum threshold of net proceeds to September 2, 2013; (ii) eliminating the mandatory reduction of the revolving credit facility upon the consummation of the asset sales described in (i) above; and (iii) adding a covenant that the Borrower is required to maintain a minimum liquidity of at least $45 million at all times (liquidity being the sum of the Borrower’s excess availability under the revolving credit facility plus the lesser of $25 million and qualified cash balances). The Borrower paid the lenders an amendment fee of $650,000.

Under the Credit Agreement, as amended, we were required to complete certain asset sales on or by September 2, 2013. We completed the sale of the Zurich Business on September 12, 2013 and applied the net proceeds to repay all amounts outstanding under the Credit Agreement. The event of default resulting from not completing the transaction on September 2, 2013 was waived on September 26, 2013. This waiver eliminated the requirement for the Agent and Lenders to make any advances, issue any letters of credit or provide any other extension of credit until the Agent and Lenders agree otherwise and prevents us from exercising any right or action set forth in the applicable loan documents that is conditioned on the absence of any event of default. If the Agent and Lenders do not agree to make under the Credit Agreement available to us within 30 days of the waiver (or such later time as the Agent agrees), then the Agent and Lenders will have the option to immediately terminate the Credit Agreement.

During a continuing event of default, the Agent or Lenders can declare any amounts outstanding under the Credit Agreement immediately due and payable. Such an acceleration can constitute

In connection with the acquisition of Opnext, we assumed a 1.5 billion Japanese yen note payable to The Sumitomo Trust Bank (Sumitomo). The note was due monthly unless renewed by Sumitomo. In the fourth quarter of fiscal year 2013, we repaid the remaining outstanding loan balance, and reduced our restricted cash balance by a similar amount. Interest on the Sumitomo note payable accrued interest at the Tokyo Interbank Offered Rate plus a premium, which for our year ended June 29, 2013, was 1.7 percent per annum.

On December 14, 2012, we closed a private placement of $25.0 million aggregate principal amount 7.50% Exchangeable Senior Secured Second Lien Notes due 2018. The sale of the Convertible Notes resulted in net proceeds of approximately $22.8 million. As of June 29, 2013, the net carrying value of the liability component was $22.8 million and the estimated fair value of the contingent obligation for the make-whole premium was valued at $0.1 million. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. During the year ended June 29, 2013, we recorded $1.2 million in interest expense related to these Convertible Notes. See Note 7, Credit Line and Notes, for additional information regarding the Convertible Notes.

Future Cash Requirements

As of June 29, 2013, we held $87.6 million in cash and short-term investments, comprised of $84.6 million in cash and cash equivalents, $2.7 million in restricted cash and $0.2 million of short-term investments; and we had working capital of $113.4 million. On September 12, 2013, we completed the sale of our Zurich Business. We received proceeds of $92.3 million in cash on September 12, 2013. We will also receive $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims, and $2.0 million subject to a potential post-closing working capital adjustment. On May 6, 2013 we secured a short term bridge loan from Providence Equity of $25.0 million. In order to obtain this loan, we amended our Credit Agreement (as defined in Note 7) to add Providence as a term lender under that agreement. In connection with this amendment, we agreed to complete certain asset sales and use the proceeds to repay amounts we have borrowed under the Credit Agreement. We used a portion of the proceeds from the sale of the Zurich Business to fully repay all amounts outstanding under the Credit Agreement. On September 12, 2013, we also sold an exclusive option to purchase the Amplifier Business for $88.0 million. We were separately paid $5.0 million for the option, which will be applied to the purchase price if the option is exercised. We can make no assurances that we will be successful concluding the sale of our Amplifier Business. We have incurred significant operating losses and generated negative cash flows for fiscal year 2013. We currently anticipate that our net loss for the fiscal year 2014 will be substantial, further reducing the amount of cash available to us to fund our continued operations.

Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon us having sufficient resources to operate our business. In addition to the availability of our cash resources as of June 29, 2013, and the net proceeds from the sale of our Zurich business, the continued operation of our business is dependent upon our achieving cash flows expected to be generated from the execution of our current operating plan, including anticipated restructuring plans together with (i) amounts expected to be available under our Credit Agreement after we conclude negotiations on new terms, and (ii) amounts anticipated to be received from the sale of the Amplifier Business, which we currently anticipate being completed by December 2013. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

In the event that any of the sources of liquidity described in the preceding paragraphs are, for any reason, not available to us in a timely manner or in the event that we need additional liquidity beyond our current expectations, such as to fund future growth or strengthen our balance sheet or to fund the cost of restructuring activities, we may find it necessary to lower our operating income break-even level and undertake additional cost cutting measures. We will continue to explore other sources of additional liquidity. These additional sources of liquidity could include one, or a combination, of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all. If we fail to raise the additional cash required to fund our operations, we may not be able to continue as a going concern. For additional information on the risks we face related to future cash requirements, see Item 1A. Risk Factors under “— Risks Related to Our Business — We have a history of large operating losses and we may not be able to achieve profitability in the future and maintain sufficient levels of liquidity,” Note 1, Business and Summary of Significant Accounting Policies – Basis of Presentation, and the Report of Independent Registered Public Accounting Firm included elsewhere in this Annual Report on Form 10-K.

As of June 29, 2013, $58.5 million of the $84.6 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not include repatriation of these funds.

Risk Management — Foreign Currency Risk

As our business is multinational in scope, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. We expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling and the Japanese yen. Our expenses denominated in the Swiss franc will decrease significantly as a result of our sale of Oclaro Switzerland GmbH and the laser diodes and pump business in the first quarter of fiscal year 2014. Fluctuations in the exchange rate between the U.S. dollar, the U.K. pound sterling, the Japanese yen and, to a lesser extent, other currencies in which we collect revenues and pay expenses could affect our operating results. This includes the Chinese yuan, the Korean won and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen and Shanghai, China; Daejeon, South Korea and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.

From time to time, we enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of June 29, 2013, we no longer had any outstanding foreign currency forward exchange contracts. As of June 30, 2012, we held three foreign currency forward exchange contracts with a notional value of $1.5 million. As of June 30, 2012, we recorded minimal unrealized gains in accumulated other comprehensive income in connection with marking these contracts to fair value.

Contractual Obligations

Our contractual obligations at June 29, 2013, by nature of the obligation and amount due over identified periods of time, are set out in the table below:

	Convertible Notes(1)	Capital Lease Obligations(1)	Operating Lease Obligations	Sublease Income	Purchase Obligations
			(Thousands)
Fiscal Year:
2014	$1,875	$8,508	$12,845	$(173)	$65,846
2015	1,875	5,383	12,128	(35)	—
2016	1,875	3,649	9,705	—	—
2017	1,875	2,069	7,092	—	—
2018	26,797	55	5,930	—	—
Thereafter	—	80	18,150	—	—

	$34,297	$19,744	$65,850	$(208)	$65,846

(1)	Amounts include interest.

The purchase obligations consist of our total outstanding purchase order commitments at June 29, 2013. Any capital purchases to which we are committed are included in these outstanding purchase order commitments, with the exception of capital purchases made under capital leases, which are shown separately. Operating leases are future annual commitments under non-cancelable operating leases, including rents payable for land and buildings.

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

Business Combinations

Our acquisitions are accounted for pursuant to Accounting Standards Codification (ASC) Topic 805, Business Combinations. Under ASC Topic 805, there are significant management estimates that impact our financial position and operating results, including:

•

Tangible and identifiable intangible assets acquired and liabilities assumed as of the acquisition date are recorded at the acquisition date fair value. Such valuations require management to make significant estimates and assumptions, especially with respect to the identifiable intangible assets.

•

Goodwill is recognized for any excess of purchase price over the net fair value of assets acquired and liabilities assumed. A bargain purchase gain results if the fair value of the purchase price is less than the net fair value of the assets acquired and liabilities assumed. We recorded a $24.9 million bargain purchase gain related to our acquisition of Opnext during fiscal year 2013.

For tangible assets acquired in any acquisition, such as plant and equipment, we estimate useful lives by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of acquired intangible assets with definite lives, we consider the industry environment and specific factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include core and current technology, patents, supply agreements, capitalized licenses and customer contracts. We amortize our acquired intangible assets with definite lives over periods generally ranging from 1 to 11 years and, in the case of one specific customer contract, 16 years.

Management makes estimates of fair value based upon assumptions believed to be reasonable and that of a market participant. For instance, in our Mintera acquisition, we agreed to pay additional revenue-based consideration whereby former security holders of Mintera were entitled to receive up to $20.0 million, determined based on a set of sliding scale formulas, to the extent revenue from Mintera products is more than $29.0 million in the 12 months following the acquisition and/or more than $40.0 million in the 18 months following the acquisition. The estimated fair value of these obligations were determined using management estimates of the total amounts expected to be paid based on estimated operating results, discounted to their present value using our incremental borrowing cost.

Our preliminary estimates of fair value are inherently uncertain and subject to refinement. As a result, during the measurement period for a business combination, which may be up to one year, we may record adjustments to the values of assets acquired and liabilities assumed. After the conclusion of the measurement period or our final determination of the values of assets acquired or liabilities assumed, whichever comes first, subsequent adjustments affecting earnings are recorded within our consolidated statements of operations. For example, in the fourth quarter of fiscal year 2013, we made significant adjustments to the preliminary purchase price allocation of the assets acquired and liabilities assumed in our acquisition of Opnext upon the completion of our valuation. See Note 3, Business Combinations and Asset Dispositions, included elsewhere in this Annual Report on Form 10-K, for additional information.

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

During the year ended June 29, 2013 and June 30, 2012, we received $30.8 million and $11.0 million in settlement payments, respectively, relating to losses we incurred due to the flooding in Thailand. As there were no contingencies associated with these payments, we recorded the payments within flood related income (expense), net in our consolidated statements of operations.

The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. Insurance recoveries we receive in future periods will be recorded net of the related expense in the consolidated statement of operations. As of June 29, 2013, we have not recorded any estimated amounts relating to potential future insurance recoveries in the consolidated statement of operations.

Impairment of Goodwill and Other Intangible Assets

Goodwill is tested annually for impairment, in our case during the fourth quarter of each fiscal year, or more often if an event or circumstance suggests impairment has occurred. In addition, we review identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the fourth quarter of fiscal year 2013 we completed our annual first step analysis for potential impairment of our goodwill, which included examining the impact of current general economic conditions on our future prospects, the decline in our market capitalization, and the anticipated resizing of our operations with the recent sale of certain of our products and/or businesses.

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

During the fourth quarter of fiscal year 2013, we completed our annual first step analysis for potential impairment of our goodwill, which included examining the impact of current general economic conditions on our future prospects, the decline in our market capitalization, and the anticipated resizing of our operations with the recent sale of certain of our products and/or businesses, and we concluded that the goodwill related to our Mintera reporting unit was impaired. We completed our full evaluation of the second step impairment analysis, which indicated that the goodwill was fully impaired and we recorded $10.9 million for impairment losses in our consolidated statement of operations for the year ended June 29, 2013. In connection with our second step goodwill impairment analysis, we also evaluated the fair value of our other intangible assets of this reporting unit, and our other reporting units, and concluded that based on the decline in our forecast, our decision to sell or abandon certain product lines and other factors, certain of these other intangible assets were also impaired as of June 29, 2013. We recorded impairment losses in the fourth quarter of fiscal year 2013 of $6.4 million related to intangibles acquired in connection with our acquisition of Mintera, $2.6 million related to intangibles acquired in connection with our acquisition of Opnext, and $5.2 million related to intangibles acquired in connection with other earlier acquisitions.

Accounting for Stock-Based Compensation

We recognize in our statement of operations all stock-based compensation, including grants of employee stock options, grants of restricted stock and purchase rights under our Employee Stock Purchase Plan, based on their fair values on the grant dates. Estimating the grant date fair value of employee stock options and purchase rights requires us to make judgments in the determination of inputs into the Black-Scholes-Merton valuation model which we use to arrive at an estimate of the fair value for such awards. These inputs are based upon highly subjective assumptions as to the volatility of the underlying stock, risk free interest rates and the expected life of the options. Judgment is also required in estimating the number of share-based awards that are expected to be forfeited during any given period. As required under the accounting standards, we review our valuation assumptions at each grant date, and, as a result, our valuation assumptions used to value employee stock options granted and purchase rights in future periods may change. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our consolidated results of operations could be materially impacted. During the years ended June 29, 2013, June 30, 2012 and July 2, 2011, we recognized $7.2 million, $6.6 million and $6.3 million of stock-based compensation expense, respectively. See Note 12, Stock-based Compensation, to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.

Income Taxes

We account for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against deferred income tax assets which are not likely to be realized.

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in all prior fiscal periods, we have provided a full valuation allowance against most of our U.S. and foreign deferred tax assets with the exception of certain deferred tax assets in China and Switzerland. Our valuation allowance increased by $177.4 million and $3.5 million in fiscal years 2013 and 2012, respectively. Of the $177.4 million increase, $161.7 million relates to acquired Opnext deferred tax assets upon which a full valuation allowance was recorded.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our principal market risks are our exposure to changes in interest rates and certain exchange rates. We do not use risk sensitive instruments for trading purposes.

Interest rates

We finance our operations through a mixture of issuances of equity and debt securities, capital leases, working capital and by drawing on our credit facility. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed under our Credit Agreement, Convertible Notes, Term Loan and through our capital leases. At June 29, 2013, there was $40.0 million outstanding under our Credit Agreement at an average interest rate of 2.9 percent per annum, $25.0 million of Convertible Notes outstanding with an interest rate of 7.5 percent, $25.0 million Term Loan outstanding with an interest rate of 9.0 percent, and $18.2 million outstanding under capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense by $1.1 million.

We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts.

Foreign currency

As our business is multinational in scope, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. In the future, we expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling and Japanese yen. Our expenses denominated in the Swiss franc will decrease significantly as a result of our sale of the Zurich Business in the first quarter of fiscal year 2014. Fluctuations in the exchange rate between the U.S. dollar, the U.K. pound sterling, and the Japanese yen and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese yuan, the Korean won, the Israeli shekel and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen and Shanghai, China; Daejeon, South Korea; Jerusalem, Israel and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.

As of June 29, 2013, our U.K. subsidiary had $53.7 million, net, in U.S. dollar denominated operating intercompany payables, $49.9 million in U.S. dollar denominated accounts receivable and payable, net, related to sales to external customers and purchases from suppliers, and $30.0 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $2.6 million (U.S. dollar strengthening), or loss of $2.6 million (U.S. dollar weakening) on the translation of these receivables and other cash balances, which would be recorded as gain (loss) on foreign exchange in our condensed consolidated statement of operations.

As of June 29, 2013, our Japan subsidiary had $45.3 million, net, in U.S. dollar denominated operating intercompany payables, $14.7 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $4.6 million in U.S. dollar denominated cash and restricted cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $5.5 million (U.S. dollar weakening), or loss of $5.5 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign exchange in our consolidated statement of operations.

Hedging Program

From time to time, we enter into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling. We do not currently hedge our exposure to the Chinese yuan, Korean won, Israeli shekel, Japanese yen or the Euro, but we may in the future if conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of June 29, 2013, we did not have any outstanding foreign currency forward exchange contracts.

Item 8. Financial Statements and Supplementary Data

The financial statements required by this item may be found beginning on pages F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 29, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as the principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 29, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of June 29, 2013 and the material weakness in our internal control over financial reporting that existed as of that date as described below, management believes that (i) this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with U.S. GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 29, 2013. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework in 1992. Based on our assessment, management concluded that, as of June 29, 2013, our internal control over financial reporting is not effective based on these criteria.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with establishing the fair values of certain assets and liabilities associated with our acquisition of Opnext, we identified a material weakness over controls related to our recording of the purchase under ASC 805, Business Combinations. In the fourth quarter of fiscal year 2013, we made adjustments to the fair value of certain items, including property and equipment, capital leases and intangible assets. As a result of these adjustments, management concluded that we did not maintain effective internal control over financial reporting as of June 29, 2013 because the potential impact of these adjustments could have been material to our financial position and results of operations.

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are operating effectively. Since identifying the material weakness in our internal control over financial reporting, we are working to enhance the design and operation of our controls related to establishing the fair values of assets and liabilities associated with purchase accounting transactions by improving our controls and documentation related to our accounting policies and practices to identify, document and periodically assess whether all key judgments, conventions and estimates used in computing the purchase accounting conform to U.S. GAAP.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears under Item 8 of this Annual Report on Form 10-K.

(c) Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders under the headings “Proposal 1 — Election of Class III Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics.”

Item 11. Executive Compensation

Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Employment, Change of Control and Severance Arrangements.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders under the headings “Policies and Procedures for Related Person Transactions,” “Board Determination of Independence,” “Employment, Change of Control and Severance Arrangements,” “Proposal 1 — Election of Class III Directors,” and “Corporate Governance.”

Item 14. Principal Accounting Fees and Services

Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders under the headings “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures.”

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

OCLARO, INC. (Registrant)

September 26, 2013	By:	/s/ Greg Dougherty
Greg Dougherty
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Greg Dougherty and Jerry Turin, jointly and severally, as their attorneys-in-fact, with full power of each to act alone and full powers of substitution, for them in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Dougherty Greg Dougherty	Director and Chief Executive Officer (Principal Executive Officer)	September 26, 2013

/s/ Jerry Turin Jerry Turin	Chief Financial Officer (Principal Financial and Accounting Officer)	September 26, 2013

/s/ Marissa Peterson Marissa Peterson	Chairman of the Board	September 26, 2013

/s/ Harry Bosco Harry Bosco	Director	September 26, 2013

/s/ Edward B. Collins Edward B. Collins	Director	September 26, 2013

/s/ Kendall W. Cowan Kendall W. Cowan	Director	September 26, 2013

/s/ Lori Holland Lori Holland	Director	September 26, 2013

/s/ David Lee David Lee	Director	September 26, 2013

/s/ Joel Smith III Joel Smith III	Director	September 26, 2013

/s/ William L. Smith William L. Smith	Director	September 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Oclaro, Inc.

We have audited the accompanying consolidated balance sheets of Oclaro, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 29, 2013 and June 30, 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended June 29, 2013. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oclaro, Inc. and subsidiaries as of June 29, 2013 and June 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring operating losses and negative cash flows from operations. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 29, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992, and our report dated September 26, 2013 expressed an adverse opinion thereon.

/s/ GRANT THORNTON LLP

San Francisco, California

September 26, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Oclaro, Inc.

We have audited the internal control over financial reporting of Oclaro, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 29, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company identified a material weakness over controls related to the establishment and recording of the fair values of certain assets and liabilities associated with its acquisition of Opnext, Inc.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 29, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO in 1992.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 29, 2013. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2013 consolidated financial statements, and this report does not affect our report dated September 26, 2013, which expressed an unqualified opinion on those financial statements.

We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions to be taken after June 29, 2013 relative to the aforementioned material weakness in internal control over financial reporting.

/s/ GRANT THORNTON LLP

San Francisco, California

September 26, 2013

OCLARO, INC.

CONSOLIDATED BALANCE SHEETS

	June 29, 2013	June 30, 2012
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$84,635	$61,760
Restricted cash	2,719	614
Short-term investments	200	—
Accounts receivable, net of allowances for doubtful accounts and sales returns of $2,993 and $3,206 in 2013 and $1,317 and $153 in 2012, and including $2,975 due from related parties at June 29, 2013	100,853	74,666
Inventories	118,099	78,444
Prepaid expenses and other current assets	35,095	12,582

Total current assets	341,601	228,066

Property and equipment, net	91,332	59,616
Other intangible assets, net	10,233	16,645
Goodwill	—	10,904
Other non-current assets	6,728	13,075

Total assets	$449,894	$328,306

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $2,246 due to related parties at June 29, 2013	$96,472	$60,098
Accrued expenses and other liabilities	58,798	49,944
Capital lease obligations, current	8,281	—
Term loan payable	24,647	—
Credit line payable	39,964	25,500

Total current liabilities	228,162	135,542

Deferred gain on sale-leasebacks	10,477	12,722
Convertible notes payable	22,990	—
Capital lease obligations, non-current	9,914	—
Other non-current liabilities	24,219	12,391

Total liabilities	295,762	160,655

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 175,000 shares authorized and 92,766 shares issued and outstanding as of June 29, 2013; and 90,000 shares authorized and 51,511 shares issued and outstanding as of June 30, 2012	928	515
Additional paid-in capital	1,429,155	1,330,172
Accumulated other comprehensive income	39,368	29,538
Accumulated deficit	(1,315,319)	(1,192,574)

Total stockholders’ equity	154,132	167,651

Total liabilities and stockholders’ equity	$449,894	$328,306

The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands, except per share amounts)
Revenues, including $9,311 from related parties for the year ended June 29, 2013	$586,028	$385,458	$466,505
Cost of revenues	521,626	315,413	342,869

Gross profit	64,402	70,045	123,636
Operating expenses:
Research and development	100,820	67,003	65,492
Selling, general and administrative	91,363	62,541	62,767
Amortization of intangible assets	5,305	3,000	2,805
Restructuring, acquisition and related (income) expense, net	(6,301)	10,361	4,469
Flood-related (income) expense, net	(29,510)	2,458	—
Legal settlements	—	—	1,678
Impairment of goodwill, other intangible assets and long-lived assets	27,561	—	20,000
(Gain) loss on sale of property and equipment	(80)	(11,566)	35

Total operating expenses	189,158	133,797	157,246

Operating loss	(124,756)	(63,752)	(33,610)
Other income (expense):
Interest income (expense), net	(4,499)	(1,121)	(1,995)
Gain (loss) on foreign currency transactions	(14,310)	3,116	(9,174)
Other income (expense), net	(2,527)	2,238	—
Gain on bargain purchase	24,866	—	—

Total other income (expense)	3,530	4,233	(11,169)

Loss before income taxes	(121,226)	(59,519)	(44,779)
Income tax provision	1,519	6,984	1,646

Net loss	$(122,745)	$(66,503)	$(46,425)

Net loss per share:
Basic	$(1.40)	$(1.32)	$(0.96)
Diluted	(1.40)	(1.32)	(0.96)
Shares used in computing net loss per share:
Basic	87,770	50,396	48,444
Diluted	87,770	50,396	48,444

The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
Net loss	$(122,745)	$(66,503)	$(46,425)
Other comprehensive income (loss):
Unrealized gain (loss) on hedging transactions	(7)	(47)	5
Unrealized gain (loss) on marketable securities	86	(52)	(139)
Currency translation adjustments	9,193	(6,980)	15,525
Pension adjustment, net of tax benefits of $639 in 2013 and $1,630 in 2012	558	(4,113)	(1,568)

Total comprehensive loss	$(112,915)	$(77,695)	$(32,602)

The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
Cash flows from operating activities:
Net loss	$(122,745)	$(66,503)	$(46,425)
Adjustments to reconcile net loss to net cash used in operating activities:
Adjustment in fair value of earn-out obligation	—	(2,158)	—
Amortization of deferred gain on sale-leasebacks	(2,059)	(985)	(942)
Amortization of debt discount and issuance costs	524	—	—
Depreciation and amortization	42,177	22,289	18,125
Flood-related non-cash losses	—	8,173	—
Gain on bargain purchase	(24,866)	—	—
Gain on sale of assets	(24,846)	—	—
(Gain) loss on sale of property and equipment	(80)	(11,566)	35
Impairment of goodwill and other intangible assets	26,015	—	20,000
Stock-based compensation expense	7,212	6,592	6,304
Other adjustments	4,306	(4,185)	—
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net	33,862	6,255	20,706
Inventories	14,449	14,898	(30,921)
Prepaid expenses and other current assets	(15,008)	(469)	(263)
Other non-current assets	(151)	(641)	(159)
Accounts payable	(23,393)	(5,111)	10,831
Accrued expenses and other liabilities	(2,895)	6,738	(1,929)

Net cash used in operating activities	(87,498)	(26,673)	(4,638)

Cash flows from investing activities:
Purchases of property and equipment	(17,202)	(20,292)	(41,631)
Proceeds from sale of building	—	18,664	—
Proceeds from sales of property and equipment	80	446	209
Proceeds from sale of assets	26,000	3,900	—
Proceeds from sale of investments	3,861	3,438	—
Transfer (to) from restricted cash, net of acquired businesses	17,893	(71)	4,002
Cash acquired from (paid for) business combinations	36,123	—	(10,482)

Net cash provided by (used in) investing activities	66,755	6,085	(47,902)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,646	97	2,704
Proceeds from borrowings under credit line	15,256	25,500	—
Proceeds from the sale of convertible notes, net	22,768	—	—
Proceeds from term loan, net	22,455	—	—
Payments on capital lease obligations	(6,676)	—	—
Repayments on borrowings under credit line and note payables	(16,040)	—	—
Cash paid under earnout obligations	(8,628)	(2,762)	—

Net cash provided by financing activities	30,781	22,835	2,704

Effect of exchange rate on cash and cash equivalents	12,837	(3,270)	5,443
Net increase (decrease) in cash and cash equivalents	22,875	(1,023)	(44,393)
Cash and cash equivalents at beginning of fiscal year	61,760	62,783	107,176

Cash and cash equivalents at end of fiscal year	$84,635	$61,760	$62,783

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,496	$743	$163
Cash paid for income taxes	$3,589	$2,688	$1,325
Supplemental disclosures of non-cash transactions:
Issuance of common stock, stock options and stock appreciation rights related to the acquisition of Opnext	$89,842	$—	$—
Capital lease obligations incurred for purchases of property and equipment	$(658)	$—	$—
Warrants issued in connection with term loans	$667	$—	$—
Issuance of common stock to settle Xtellus escrow liability	$—	$7,000	$—
Incurrence of earnout liability related to the acquisition of Mintera	$—	$—	$15,148
Issuance of common stock to settle Mintera earnout liability	$—	$2,758	$—

The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
			Additional	Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
	(Thousands)
Balance at July 3, 2010	49,396	$494	$1,304,779	$26,907	$(1,079,646)	$252,534
Issuance of shares related to share awards and restricted stock units	565	6	(6)	—	—	—
Issuance of shares upon the exercise of common stock options	515	5	2,699	—	—	2,704
Stock-based compensation	—	—	6,459	—	—	6,459
Other comprehensive gain				13,823		13,823
Net loss	—	—	—	—	(46,425)	(46,425)

Balance at July 2, 2011	50,476	$505	$1,313,931	$40,730	$(1,126,071)	$229,095
Issuance of shares related to share awards and restricted stock units	343	3	(182)	—	—	(179)
Issuance of shares upon the exercise of common stock options	45	—	96	—	—	96
Transfer of escrow shares to former Xtellus stockholders	—	—	7,000	—	—	7,000
Shares returned from escrow account	(122)	(1)	1	—	—	—
Shares issued in connection with acquisitions	769	8	2,750			2,758
Stock-based compensation	—	—	6,576	—	—	6,576
Other comprehensive loss				(11,192)		(11,192)
Net loss	—	—	—	—	(66,503)	(66,503)

Balance at June 30, 2012	51,511	$515	$1,330,172	$29,538	$(1,192,574)	$167,651
Issuance of shares related to share awards and restricted stock units	1,697	17	(83)	—	—	(66)
Issuance of shares upon the exercise of common stock options	6	—	3	—	—	3
Issuance of shares in connection with the employee stock purchase plan	1,135	11	1,699			1,710
Shares issued in connection with acquisitions	38,416	385	89,457	—	—	89,842
Stock-based compensation	—	—	7,240	—	—	7,240
Warrants issued in connection with notes	—	—	667	—	—	667
Other comprehensive loss	—	—	—	9,830	—	9,830
Net loss	—	—	—	—	(122,745)	(122,745)

Balance at June 29, 2013	92,765	$928	$1,429,155	$39,368	$(1,315,319)	$154,132

The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Annual Report on Form 10-K as “Oclaro,” “we,” “us,” or “our.”

During our fiscal year 2013, we have been one of the largest providers of lasers and optical components, modules and subsystems for the optical communications, industrial and consumer laser markets. In all markets, our approach is to offer a differentiated solution that is designed to make it easier for our customers to do business by combining optical technology innovation, photonic integration and a vertically integrated approach to manufacturing and product development.

On September 12, 2013, we sold our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business (the “Zurich Business”) to II-VI Incorporated (II-VI). The sale is more fully discussed in Note 17, Subsequent Events.

On July 23, 2012, we completed a merger by and among Opnext, Inc. (Opnext), Tahoe Acquisition Sub, Inc., a newly formed wholly-owned subsidiary of Oclaro (Merger Sub), and Oclaro, pursuant to which we acquired Opnext through a merger of Merger Sub with and into Opnext. The acquisition is more fully discussed in Note 3, Business Combinations and Asset Dispositions.

The consolidated balance sheet as of June 29, 2013 includes the assets and liabilities assumed in the Opnext acquisition. The consolidated statements of operations, comprehensive loss and cash flows for the year ended June 29, 2013 include the results of operations of the combined entities from July 23, 2012, the date of the acquisition. Our consolidated balance sheet as of June 30, 2012 and our statements of operations, comprehensive loss and cash flows for the years ended June 30, 2012 and July 2, 2011 do not include any assets or liabilities assumed in the acquisition or any results of operations from Opnext.

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which contemplate continuation of the company as a going concern. As of June 29, 2013, we held $87.6 million in cash and short-term investments, comprised of $84.6 million in cash and cash equivalents, $2.7 million in restricted cash and $0.2 million of short-term investments; and we had working capital of $113.4 million. On September 12, 2013, we sold our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business (the “Zurich Business”) to II-VI Incorporated (“II-VI”). We received proceeds of $92.3 million in cash on September 12, 2013. We will also receive $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims, and $2.0 million subject to a potential post-closing working capital adjustment. On May 6, 2013 we secured a short term bridge loan from Providence Equity of $25.0 million. In order to obtain this loan, we amended our Credit Agreement (as defined in Note 7.) to add Providence as a term lender under that agreement. In connection with this amendment, we agreed to complete certain asset sales and use the proceeds to repay amounts we have borrowed under the Credit Agreement. We used a portion of the proceeds from the sale of the Zurich Business to fully repay all amounts outstanding under the Credit Agreement. On September 12, 2013, we also sold an exclusive option to purchase our optical amplifier and micro-optics business (the “Amplifier Business”) for $88.0 million. We were separately paid $5.0 million for the option, which will be applied to the purchase price if the option is exercised. We can make no assurances that we will be successful concluding the sale of our Amplifier Business. We have incurred significant operating losses and generated negative cash flows for fiscal year 2013. We currently anticipate that our net loss for the fiscal year 2014 will be substantial, further reducing the amount of cash available to us to fund our continued operations.

Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon us having sufficient resources to operate our business. In addition to the availability of our cash resources as of June 29, 2013, and the net proceeds from the sale of our Zurich business, the continued operation of our business is dependent upon our achieving cash flows expected to be generated from the execution of our current operating plan, including anticipated restructuring plans, together with (i) amounts expected to be available under our Credit Agreement after we conclude negotiations on new terms, and (ii) amounts anticipated to be received from the sale of the Amplifier Business, which we currently anticipate being completed by December 2013. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence.

In the event that any of the sources of liquidity described in the preceding paragraphs are, for any reason, not available to us in a timely manner or in the event that we need additional liquidity beyond our current expectations, such as to fund future growth or strengthen our balance sheet or to fund the cost of restructuring activities, we may find it necessary to lower our operating income break-even level and undertake additional cost cutting measures. We will continue to explore other sources of additional liquidity. These additional sources of liquidity could include one, or a combination, of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

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

Fiscal Years

We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011 were each 52 week years.

Cash and Cash Equivalents

Cash and cash equivalents are carried at market value. We consider all liquid investment securities with an original maturity date of three months or less to be cash equivalents. Any realized gains and losses on liquid investment securities are included in other income (expense) in our consolidated statements of operations.

The following table provides details regarding our cash and cash equivalents at the dates indicated:

	June 29, 2013	June 30, 2012
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$82,634	$59,759
Money market funds	2,001	2,001

	$84,635	$61,760

As of June 29, 2013, we had restricted cash of $2.7 million, consisting of collateral for the performance of our obligations under certain facility lease agreements. As of June 29, 2013, $58.5 million of the $84.6 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not include repatriation of these funds.

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

Our trade accounts receivable are concentrated with companies in the telecom industry. At June 29, 2013, three customers accounted for a total of 33 percent of our gross accounts receivable. At June 30, 2012, four customers accounted for a total of 45 percent of our gross accounts receivable.

Allowance for Doubtful Accounts and Sales Return Allowance

We perform ongoing credit evaluations of our customers and record specific allowances for doubtful accounts when a customer is unable to meet its financial obligations, as in the case of bankruptcy filings or deteriorated financial position. Estimates are used in determining allowances for customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. We write-off a receivable account when all rights, remedies and recourses against the account and its principals are exhausted and record a benefit when previously reserved accounts are collected. We recorded provisions of $0.7 million, $0.1 million and $0.6 million as allowances for doubtful accounts in fiscal years 2013, 2012 and 2011, respectively.

We record a provision for estimated sales returns, which is netted against revenues, in the same period as the related revenues are recorded. These estimates are based on historical sales returns, other known factors and our return policy. In fiscal year 2013 and 2011, we recorded a provision of $3.1 million and a provision of $0.6 million as sales return allowances, respectively.

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

The following table provides details regarding our inventories at the dates indicated:

	June 29, 2013	June 30, 2012
	(Thousands)
Inventories:
Raw materials	$42,099	$26,392
Work-in-process	37,860	35,415
Finished goods	38,140	16,637

	$118,099	$78,444

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which generally range from three to seven years, except for buildings which are generally depreciated over twenty years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives or the term of the related lease, whichever is shorter. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from asset dispositions are included in (gain) loss on sale of property and equipment in the accompanying consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

The following table provides details regarding our property and equipment, net at the dates indicated:

	June 29, 2013	June 30, 2012
	(Thousands)
Property and equipment, net:
Buildings and improvements	$10,530	$9,465
Plant and machinery	126,647	138,924
Fixtures, fittings and equipment	4,342	1,854
Computer equipment	15,155	13,722

	156,674	163,965
Less: accumulated depreciation	(65,342)	(104,349)

	$91,332	$59,616

Depreciation expense was $36.9 million, $19.3 million and $15.3 million for the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, respectively.

Property and equipment includes assets under capital leases of $18.2 million at June 29, 2013, the majority of which were assumed in connection with the Opnext acquisition. Amortization associated with assets under capital leases is recorded in depreciation expense.

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

Goodwill is tested for impairment using a two-step process. In the first step, the estimated fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, a second step of the impairment test is performed whereby we hypothetically apply purchase accounting to the reporting unit using the fair value from the first step in order to determine the implied fair value of a reporting unit’s goodwill. We estimate the fair value of the reporting unit using the expected present value of future cash flows and also compare our market capitalization plus a control premium for reasonableness. See Note 4. Goodwill and Other Intangible Assets.

In the second quarter of fiscal year 2013, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2012-02, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, which established an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The two-step analysis establishes an optional qualitative assessment to precede our quantitative assessment, if necessary. In the qualitative assessment, we must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether our indefinite-lived intangibles other than goodwill have a carrying amount that more likely than not exceeds their fair value.

Non-Marketable Cost Method Investments

As of June 29, 2013, we no longer held any investments in privately-held companies. As of June 30, 2012, we had $7.5 million of investments in privately-held companies. These investments consist of less than 20 percent equity ownership interests of common stock and/or preferred stock in these companies and are accounted for under the cost method of accounting. These investments are included in other non-current assets in our consolidated balance sheet as of June 30, 2012.

In fiscal year 2013, we sold our investment in ClariPhy Communications, Inc., a privately-held company, for $3.9 million of cash proceeds. We had previously acquired this investment in fiscal year 2010 for a purchase price of $7.5 million. During fiscal year 2013, we recorded a $3.6 million impairment charge in other income (expense) in our consolidated statement of operations for the year ended June 29, 2013.

In fiscal year 2012, we sold our investment in a privately-held company, for $3.4 million of cash proceeds that we had previously acquired for a purchase price of $1.2 million. We recorded a $2.2 million gain on the sale of the investment in other income (expense) in our consolidated statement of operations for the year ended June 30, 2012.

Derivative Financial Instruments

Our operating results are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. A majority of our revenues are denominated in U.S. dollars, while a significant portion of our expenses are denominated in United Kingdom (U.K.) pounds sterling, Japanese yen, Chinese yuan, Swiss francs and euros, in which we pay expenses in connection with operating our facilities in the U.K., Japan, China, Switzerland and Italy. Historically, we have entered into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to exchange rate fluctuations between the U.S. dollar and the U.K. pound sterling.

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

At June 29, 2013 we had no outstanding foreign currency forward exchange contracts. At June 30, 2012, we had three foreign currency forward exchange contracts with an unrealized gain of $7,000 in accumulated other comprehensive income related to recording the fair value of these contracts.

Accrued Expenses and Other Liabilities

The following table provides details for our accrued expenses and other liabilities at the dates indicated:

	June 29, 2013	June 30, 2012
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$10,391	$14,518
Compensation and benefits related accruals	14,834	9,701
Earnout liabilities for Mintera acquisition	—	8,628
Warranty accrual	5,887	2,599
Income tax payable	2,779	5,883
Accrued restructuring, current	5,363	1,286
Other accruals	19,544	7,329

	$58,798	$49,944

Warranty

We generally provide a warranty for our products ranging from 12 months to 36 months from the date of sale. We accrue for the estimated costs to provide warranty services at the time revenue is recognized. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty costs would increase, resulting in a decrease in gross profit.

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

Advertising Costs

Advertising costs are expensed as incurred. Our advertising costs for the years ended June 29, 2013, June 30, 2012 and July 2, 2011 were not significant.

Restructuring Expenses

We record costs associated with employee terminations and other exit activities when the liability is incurred. Employee termination benefits are recorded when the benefit arrangement is communicated to the employee and no significant future services are required. If employees are required to render service until they are terminated in order to receive the termination benefits, the fair value of the termination date liability is recognized ratably over the future service period. Lease cancellation and commitment costs are recorded when we cease using the facility. Lease cancellation and commitment costs are calculated using estimated future lease commitments less estimated sublease income, based on current market conditions. See Note 5., Restructuring Activities.

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

During the year ended June 29, 2013 and June 30, 2012, we received $30.8 million and $11.0 million in settlement payments, respectively, relating to losses we incurred due to flooding at our contract manufacturer in Thailand. As there were no contingencies associated with these payments, we recorded these payments within flood-related income (expense), net in our consolidated statements of operations for the year ended June 29, 2013 and June 30, 2012, respectively.

The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. Insurance recoveries we receive in future periods will be recorded net of flood-related expenses in our consolidated statements of operations. As of June 29, 2013, we have not recorded any estimated amounts relating to potential future insurance recoveries in our consolidated statement of operations.

Impairment of Long-Lived Assets

We review property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparing their carrying amounts to market prices or the future undiscounted cash flows the assets are expected to generate. If property and equipment or certain identifiable intangibles are considered to be impaired, the impairment to be recognized would equal the amount by which the carrying value of the asset exceeds its fair value based on market prices or future discounted cash flows.

Our goodwill is tested for impairment at least annually or sooner, whenever events or changes in circumstances indicate that the goodwill may be impaired.

Intangible assets with definite lives are amortized over their estimated useful lives, which is generally from 1 to 11.5 years and 15 years as to one specific customer contract.

Stock-Based Compensation

We use the Black-Scholes-Merton option pricing model to value the fair value of stock options, purchase rights under our employee stock purchase program and stock appreciation rights. We use grant date fair value to value restricted stock awards, restricted stock units and performance shares. We record compensation expense using the straight-line method and estimate forfeitures when recognizing compensation expense, and we adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods.

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

Foreign Currency Transactions and Translation Gains and Losses

The assets and liabilities of our foreign operations are translated from their respective functional (local) currencies into U.S. dollars at the rates in effect at the consolidated balance sheet dates, and revenue and expense amounts are translated at the average rate during the applicable periods reflected on the consolidated statements of operations. Foreign currency translation adjustments are recorded as accumulated other comprehensive income, except for the translation adjustment of short-term intercompany loans or payables which are recorded as gain (loss) on foreign currency transactions in our consolidated statements of operations. Gains and losses from foreign currency transactions, realized and unrealized in the event of foreign currency transactions not designated as hedges, and those transactions denominated in currencies other than our functional currency, are recorded as gain (loss) on foreign currency transactions in our consolidated statements of operations.

Income Taxes

We account for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against deferred income tax assets which are not likely to be realized.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and obligations under escrow agreements during such period. For the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, there were no stock options, unvested restricted stock awards, warrants, shares issuable under convertible notes or obligations under escrow agreements factored into the computation of diluted shares outstanding since we incurred a net loss in these periods and their inclusion would have an anti-dilutive effect.

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This guidance amends a parent company’s accounting for the cumulative translation adjustment recorded in accumulated other comprehensive income associated with a foreign entity. The amendment requires a parent to release into net income the cumulative translation adjustment related to its investment in a foreign entity when it either sells a part or all of its investment, or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. This accounting guidance is effective for us beginning in the third quarter of fiscal year 2014, with early adoption permitted. Subsequent to adoption, this amended guidance would impact our financial position and results of operations prospectively in the instance of an event or transaction described above.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which requires us to disclose gross information and net information about instruments and transactions eligible for offset in the statement of financial position. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies the scope of the disclosures required under U.S. GAAP to derivatives and securities borrowing and lending transactions. ASU No. 2011-11 and ASU No. 2013-01 will be effective for our fiscal year beginning on June 30, 2013. We are currently evaluating the impact of adopting this update.

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

We have a defined benefit pension plan in Switzerland whose assets are classified within Level 1 of the fair value hierarchy for plan assets of cash, equity investments and fixed income investments, and Level 3 of the fair value hierarchy for plan assets of real estate and alternative investments. See Note 8, Post-Retirement Benefits.

The contingent obligation related to the make-whole premium on our convertible notes was valued using a valuation model which estimates the value based on the probability and timing of conversion. We have classified the contingent obligation within Level 3 of the fair value hierarchy.

At June 30, 2012, we classified the earnout obligations arising from our acquisition of Mintera Corporation (Mintera) within Level 2 of the fair value hierarchy as the amounts to be paid were fixed based on sales of Mintera products through the 18-month period ending January 20, 2012. See Note 3, Business Combinations and Asset Dispositions, for additional details regarding these liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet captions and consisted of the following types of instruments at June 29, 2013:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$2,001	$—	$—	$2,001
Short-term investments:
Equity securities	200	—	—	200

Total assets measured at fair value	$2,201	$—	$—	$2,201

Liabilities:
Other non-current liabilities:
Contingent obligation for make-whole premium	$—	$—	$99	$99

Total liabilities measured at fair value	$—	$—	$99	$99

(1)	Excludes $82.6 million in cash held in our bank accounts at June 29, 2013.

The following table provides details regarding the changes in assets and liabilities classified within Level 3 from July 2, 2011 to June 29, 2013:

	Accrued Expenses and Other Liabilities	Other Non-Current Liabilities
	(Thousands)
Balance at July 2, 2011	$16,140	$—
Payouts and fair value adjustments related to Mintera earnout obligations	(7,679)	—
Interest expense on Mintera 18 month earnout obligation	167	—
Transfer of Mintera 18 month earnout obligation to Level 2	(8,628)	—

Balance at June 30, 2012	—	—
Initial calculation for the contingent obligation for make-whole premium	—	136
Current period adjustments to the contingent obligation for make-whole premium	—	(37)

Balance at June 29, 2013	$—	$99

NOTE 3. BUSINESS COMBINATIONS AND ASSET DISPOSITIONS

During the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, we recorded $3.7 million, $2.6 million and $0.1 million, respectively, in legal and other direct acquisition-related costs in connection with business combinations and asset dispositions. These costs are recorded within restructuring, acquisition and related (income) expense, net in our consolidated statements of operations.

Sale of Oclaro Switzerland GmbH Subsidiary and Associated Laser Diodes and Pump Business

On September 12, 2013, we completed a share and asset purchase agreement with II-VI Incorporated (II-VI), pursuant to which we sold our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business to II-VI. The sale is more fully discussed in Note 17. Subsequent Events.

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

The total purchase price under the asset purchase agreement was $27.0 million in cash. In the second quarter of fiscal 2013, we received $26.0 million in cash proceeds, while the remaining $1.0 million is being held in escrow (recorded within prepaid expenses and other current assets) until December 31, 2013 to satisfy any indemnification claims related to these transactions. Under the asset purchase agreement, we made certain customary representations and warranties regarding our thin film filter business and interleaver product line, and we are subject to customary indemnification obligations related to pre-closing liabilities and breaches of representations, warranties and covenants. Also pursuant to the asset purchase agreement, we have agreed not to compete in the thin film filter or interleaver business for a period of five years, subject to certain limitations and exceptions.

In connection with these transactions, we transferred $0.9 million of property, plant and equipment at net book value, $0.7 million of inventory and $0.2 million of other net assets. We also incurred approximately $0.4 million in legal fees, commissions and other administrative costs related to the transactions. We recognized a gain of $24.8 million under the asset purchase agreement within restructuring, acquisition and related (income) expense, net in the consolidated statements of operations for the year ended June 29, 2013.

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

Immediately following the effective time of the merger, Oclaro stockholders immediately prior to the merger owned approximately 57 percent and Opnext’s stockholders owned approximately 43 percent of the combined company. The combination is intended to qualify as a tax-free reorganization for federal income tax purposes. We accounted for this acquisition under the purchase method of accounting. The estimated fair value of assets acquired and liabilities assumed and the results of operations of Opnext from the closing date of the acquisition, July 23, 2012, are included in our consolidated financial statements at June 29, 2013 and for the year then ended.

For accounting purposes, the fair value of the consideration paid to Opnext stockholders in the acquisition was $89.8 million; which includes the fair value of $88.7 million in common stock, based on the 38.4 million shares of common stock issued at a price of $2.31 per share, which was the closing market price of our common stock on the day the acquisition was consummated; and $1.1 million representing the fair value of vested stock options and SARs to purchase our common stock that we assumed.

Total Consideration
(Thousands)
Common shares issued to Opnext stockholders	$88,742
Estimated fair value of vested stock options assumed	1,095
Estimated fair value of vested stock appreciation rights assumed	5

Total consideration	$89,842

The total consideration given to former stockholders of Opnext has been allocated to the assets acquired and liabilities assumed based on their estimated relative fair values as of the date of the acquisition. Because of the complexities involved with performing our valuation, we initially recorded the tangible and intangible assets acquired and liabilities assumed based upon preliminary management estimates of their fair values as of July 23, 2012. During the fourth quarter of fiscal year 2013, we completed our fair value assessment of the Opnext acquisition, which resulted in changes to the estimated fair values of the assets acquired and liabilities assumed from the amounts we previously reported in our Quarterly Reports on Form 10-Q during fiscal year 2013.

Our final purchase price allocation, as adjusted, is as follows:

Purchase Price Allocation
(Thousands)
Cash and cash equivalents	$36,123
Restricted cash	20,000
Accounts receivable	55,572
Inventories	68,011
Prepaid expenses and other current assets	14,432
Property and equipment	58,701
Intangible assets	16,420
Other non-current assets	212
Accounts payable	(68,503)
Accrued expenses and other current liabilities	(27,081)
Note payable	(19,133)
Capital lease obligations	(29,003)
Deferred tax liabilities	(2,131)
Other non-current liabilities	(8,912)

Estimate of the fair value of assets acquired and liabilities assumed	114,708
Gain on bargain purchase	(24,866)

Total purchase price	$89,842

The fair value of raw materials inventories were based on historical cost on a first-in first-out basis, reduced to reflect amounts related to inventory we believe will prove to be unsalable. Products may be unsalable because they are technically obsolete due to substitute products, specification changes or excess inventory relative to customer forecasts. Work in process, finished goods and spare parts were valued using the comparative sales method, which estimates the expected sales price of the subject inventory, reduced for all costs expected to be incurred in its completion (for work in process), disposition and a profit on those efforts. Work in process, finished goods and spare parts were also reduced to reflect amounts related to inventory we believe will prove to be unsalable.

The preliminary fair value of property and equipment was determined using management estimates based on currently available information and a high-level review of similar historical transactions completed by us during the previous three fiscal years. In the third and fourth quarters of fiscal year 2013, we adjusted our initial estimates by reducing the fair value of property and equipment by a total of $4.0 million based on completing our valuation. We recorded a corresponding reduction in our gain on bargain purchase as of the acquisition date and adjusted depreciation expense for all interim periods to reflect the revised fair value estimate as of the acquisition date.

During the fourth quarter of fiscal year 2013, we reduced the preliminary fair value of the capital lease obligations by $1.0 million upon completion of our valuation.

The fair value of intangible assets was based on internal assessments using the “income approach,” which requires an estimate or forecast of all the expected future cash flows through the application of the multi-period excess earnings method, relief-from-royalty method or other acceptable methods. During the fourth quarter of fiscal year 2013, we completed our valuation and identified the following significant intangible assets: $8.7 million of developed technology with an estimated weighted average useful life of 6 years, $0.2 million of contract backlog with an estimated weighted average useful life of 1 year, $4.9 million of customer relationships with an estimated weighted average useful life of 11 years, and $2.7 million of trademarks and other with an estimated weighted average useful life of 6 years.

Any excess of the fair value of assets acquired and liabilities assumed over the aggregate consideration given for such acquisition results in a gain on bargain purchase. In the first quarter of fiscal year 2013, we initially recorded a gain on bargain purchase of $39.5 million in connection with the acquisition of Opnext, which was subsequently adjusted to $24.9 million in the fourth quarter of fiscal year 2013, upon completing our purchase price allocation and finalizing our fair value estimates of assets acquired and liabilities assumed.

The bargain purchase gain of $24.9 million results from the difference between the fair value of consideration given and our estimate of the fair value of assets acquired and liabilities assumed. The consideration given for Opnext consisted of a fixed number of our shares for each Opnext Share (0.42 for one), which was agreed upon on March 26, 2012. On that date, the closing price of our common stock was $4.66. At the consummation of the merger on July 23, 2012, the closing price of our common stock was $2.31. This share price, multiplied by the fixed number of our shares outstanding at the merger, and including the fair value of vested stock awards assumed by us, resulted in the fair value of consideration given being $89.8 million, less than the estimate of the fair market value of the net assets acquired and liabilities assumed of $114.7 million.

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

The following unaudited pro forma consolidated results of operations have been prepared as if the merger with Opnext had occurred as of July 3, 2011, the first day of our fiscal year 2012:

	June 29, 2013	June 30, 2012
	(Unaudited)
	(Thousands, except per share amounts)
Revenues	$597,321	$663,402
Loss before income taxes	$(134,418)	$(156,728)
Net loss	$(151,348)	$(156,937)
Net loss per share—Basic	$(1.68)	$(1.77)
Net loss per share—Diluted	$(1.68)	$(1.77)
Shares used in computing net loss per share—Basic	90,085	88,812
Shares used in computing net loss per share—Diluted	90,085	88,812

We made certain adjustments to the combined results of operations in arriving at these unaudited pro forma financial results; namely we eliminated revenues and cost of revenues related to product sales between the companies; eliminated depreciation of property and equipment based on historical acquisition cost and reflected depreciation based on the estimated fair values and useful lives of property and equipment acquired; reversed amortization of intangible assets based on the historical amortization related to Opnext’s existing intangible assets and reflected amortization of identified intangible assets based on the estimated fair values and useful lives of identified intangible assets recorded as a result of the acquisition; and eliminated acquisition-related transaction costs and our bargain purchase gain, which were directly attributable to the merger but which are not expected to have a continuing impact on the combined entity’s results. This unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

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

During the year ended June 30, 2012, we completed the asset transfer and recognized a gain of $1.9 million within restructuring, acquisition and related (income) expense, net in the consolidated statements of operations. Earnout consideration related to this agreement is recognized in the period it is reported to us as due, provided we believe cash collections are reasonably assured.

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

We also agreed to pay additional revenue-based consideration whereby former security holders of Mintera were entitled to receive up to $20.0 million. The earnout consideration was payable in cash or, at our option, newly issued shares of our common stock, or a combination of cash and stock. During the year ended June 30, 2012, we recorded a $2.2 million decrease in the fair value of these earnout obligations within restructuring, acquisition and related (income) expense, net in the consolidated statements of operations. During fiscal year 2012, we settled the 12 month earnout obligation with the former security holders by paying them $0.5 million in cash and issuing 0.8 million shares of our common stock valued at $2.8 million. During fiscal year 2012, we also settled a portion of the 18 month earnout obligation with the former security holders by paying them $2.2 million in cash. The remaining 18 month earnout obligation of $8.6 million was settled in the first quarter of fiscal year 2013.

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

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Additions

In connection with our acquisition of Opnext on July 23, 2012, we recorded $16.4 million in other intangible assets as our estimate of the fair value of acquired intangible assets. The intangible assets acquired from Opnext consist of $8.7 million of developed technology with an estimated weighted average useful life of 6 years, $0.2 million of contract backlog with an estimated weighted average useful life of 1 year, $4.9 million of customer relationships with an estimated weighted average useful life of 11 years, and $2.7 million of trademarks and other with an estimated weighted average useful life of 6 years.

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

Impairment Assessments

During the fourth quarter of fiscal year 2013 we completed our annual first step analysis for potential impairment of our goodwill, which included examining the impact of current general economic conditions on our future prospects, the decline in our market capitalization, and the anticipated resizing of our operations with the recent sale of certain of our products and/or businesses. The first step of testing goodwill for impairment is based on a reporting unit’s “fair value,” which is generally determined through market prices. In certain cases, due to the absence of market prices for a particular element of our business, we have elected to base our analysis on discounted future expected cash flows. Based on this analysis, we concluded that our remaining goodwill on our consolidated balance sheet, which relates to our acquisition of Mintera, was impaired. We performed a second step impairment analysis, which indicated that the goodwill in connection with the Mintera reporting unit was fully impaired. Based upon this evaluation, we recorded $10.9 million for the goodwill impairment loss in our consolidated statement of operations for the year ended June 29, 2013. The impairment will not result in any current or future cash expenditures. In connection with our second step goodwill impairment analysis, we also evaluated the fair value of our other intangible assets in this reporting unit, and our other reporting units, and concluded that based on declines in our forecasts, our decision to sell or abandon certain product lines and other factors, certain of these other intangible assets were also impaired as of June 29, 2013. We recorded impairment losses of $6.4 million related to intangibles acquired in connection with our acquisition of Mintera, $2.6 million related to intangibles acquired in connection with our acquisition of Opnext, and $5.2 million related to intangibles acquired in connection with other earlier acquisitions.

In addition, during the first quarter of fiscal year 2013, we determined that a portion of the technology we acquired in connection with our acquisition of Mintera in July 2010 was considered redundant, following the acquisition of Opnext and its product lines. We recorded $0.9 million for the impairment loss related to these intangibles in goodwill and other intangible assets in our consolidated statement of operations for the year ended June 29, 2013.

In fiscal year 2011, we performed a similar goodwill impairment analysis and determined that our wavelength selective switches (WSS) reporting unit was impaired. We determined that the $20.0 million of goodwill related to our WSS reporting unit was fully impaired. We recorded $20.0 million for the goodwill impairment loss in our consolidated statement of operations for the year ended July 2, 2011. This impairment did not result in any cash expenditures.

Amortization

Amortization of other intangible assets for the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, was $5.3 million, $3.0 million and $2.8 million, respectively. Amortization is recorded as an operating expense within the consolidated statements of operations.

Estimated future amortization expense of other intangible assets is as follows:

Estimated Future Amortization
(Thousands)
Fiscal Year:
2014	$1,694
2015	1,694
2016	1,694
2017	1,694
2018	1,681
Thereafter	1,776

$10,233

The following table provides details regarding the changes in our goodwill for each of the three years then ended:

Total
(Thousands)
Balance at July 3, 2010	$20,000
Addition arising from Mintera acquisition	10,904
Impairment	(20,000)

Balance at July 2, 2011 and June 30, 2012	10,904
Impairment	(10,904)

Balance at June 29, 2013	$—

The following table summarizes the activity related to our other intangible assets for fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Amortization	Total
	(Thousands)
Balance at July 3, 2010	$4,909	$3,056	$1,760	$2,780	$310	$(2,205)	$10,610
Additions	6,030	3,350	1,440	130	790	—	11,740
Amortization	—	—	—	—	—	(2,805)	(2,805)
Translations and adjustments	—	153	—	—	—	—	153

Balance at July 2, 2011	10,939	6,559	3,200	2,910	1,100	(5,010)	19,698
Amortization	—	—	—	—	—	(3,000)	(3,000)
Translations and adjustments	(14)	(39)	—	—	—	—	(53)

Balance at June 30, 2012	10,925	6,520	3,200	2,910	1,100	(8,010)	16,645
Additions	8,700	—	4,860	—	2,860	—	16,420
Amortization	—	—	—	—	—	(5,305)	(5,305)
Impairment	(9,119)	(1,954)	(1,568)	(1,995)	(475)	—	(15,111)
Translations and adjustments	(1,486)	(10)	(901)	—	(12)	(7)	(2,416)

Balance at June 29, 2013	$9,020	$4,556	$5,591	$915	$3,473	$(13,322)	$10,233

During fiscal year 2013, the Japanese yen declined in value relative to the U.S. dollar by approximately 20 percent, thus reducing the value of our Japanese yen denominated intangible assets, acquired in connection with our acquisition of Opnext, by approximately $2.4 million at June 29, 2013.

NOTE 5. RESTRUCTURING LIABILITIES

Opnext Restructuring

In connection with the acquisition of Opnext, we initiated a restructuring plan to integrate the businesses in the first quarter of fiscal year 2013. In connection with the integration, we recorded $12.1 million in restructuring charges during the year ended June 29, 2013. The restructuring charges included $10.5 million related to workforce reductions, $0.9 million related to the impairment of certain technology that is now considered redundant following the acquisition, $0.4 million related to the write-off of net book value inventory that supported this technology, and $0.3 million related to revised estimates for lease cancellations and commitments.

During the year ended June 29, 2013, we made scheduled payments of $8.0 million to settle a portion of these restructuring liabilities. As of June 29, 2013, we had $3.1 million in accrued restructuring liabilities related to this restructuring plan. We expect to settle the remaining restructuring liabilities in fiscal year 2014.

Restructuring Plan related to our Manufacturing Operations in Shenzhen, China

During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of our Shenzhen, China manufacturing operations to Venture Corporation Limited (Venture). This transition is scheduled to occur in a phased and gradual transfer of products over three years. In connection with this transition, we recorded restructuring charges of $5.1 million and $6.0 million during the year ended June 29, 2013 and June 30, 2012, respectively. The restructuring charges included $5.1 million and $6.0 million in employee separation charges in fiscal year 2013 and 2012, respectively.

During fiscal year 2013 and 2012, we made scheduled payments of $2.7 million and $3.9 million, respectively, to settle a portion of these restructuring liabilities. As of June 29, 2013, we had $4.2 million in accrued restructuring liabilities related to this restructuring plan. As of June 29, 2013, we expect to incur an additional $4.0 million to $6.0 million in restructuring costs as we continue to transfer our manufacturing operations to Venture over the next two years.

Mintera Restructuring

In connection with the acquisition of Mintera, we initiated a restricting plan and incurred $0.6 million related to employee separation costs during fiscal year 2011. We have settled these obligations and do not expect to incur additional restructuring costs in connection with the Mintera restructuring plan.

Earlier Restructuring Plans

During fiscal year 2012 and 2011, we incurred $1.4 million and $0.9 million, respectively, in restructuring charges related to earlier plans of restructuring. During fiscal year 2012 and 2011, we made scheduled payments and/or recorded reductions to our restructuring reserves of $1.2 million and $0.7 million, respectively, reducing the related lease liabilities and employee severance and retention obligations. We do not expect to incur additional restructuring costs in connection with these previously announced restructuring plans.

For all periods presented, separation payments under the restructuring and cost reduction efforts were accrued and charged to restructuring in the period that the amounts were both determined and communicated to the affected employees.

The following table summarizes the activity related to our restructuring liability for the years ended June 29, 2013, June 30, 2012 and July 2, 2011:

	Lease	Termination
	Cancellations,	Payments to	Total
	Commitments	Employees	Accrued
	and Other	and Related	Restructuring
	Charges	Costs	Charges
	(Thousands)
Balance at July 3, 2010	$4,107	$231	$4,338
Charged to restructuring costs	14	1,465	1,479
Paid or written off	(3,365)	(1,453)	(4,818)
Adjustments	(541)	(243)	(784)

Balance at July 2, 2011	215	—	215
Charged to restructuring costs	—	7,418	7,418
Paid or written off	—	(5,112)	(5,112)
Adjustments	(215)	—	(215)

Balance at June 30, 2012	—	2,306	2,306
Charged to restructuring costs	1,555	15,619	17,174
Paid or written off	(1,325)	(10,612)	(11,937)
Adjustments	—	(277)	(277)

Balance at June 29, 2013	$230	$7,036	$7,266

Current portion	230	5,133	5,363
Non-current portion	—	1,903	1,903

During the fourth quarter of fiscal year 2013, we recorded $2.2 million in charges related to the separation agreement with our former Chief Executive Officer. These costs are recorded in restructuring, acquisition and related (income) expense, net in our consolidated statement of operations for the fiscal year ended June 29, 2013.

During fiscal year 2012 we also incurred $3.9 million of expenses in external consulting charges associated with reorganizing the infrastructure associated with our past acquisitions. These costs are recorded in restructuring, acquisition and related (income) expense, net in our consolidated statement of operations for the fiscal year ended June 30, 2012.

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

During the year ended June 29, 2013, we recorded net flood-related benefits of $29.5 million comprised of $30.8 million in settlement payments, offset in part by $1.3 million in professional fees and related expenses incurred in connection with our recovery efforts. During the year ended June 30, 2012, we recorded flood-related charges of $2.5 million, including impairment charges of $8.2 million related to the write-off of the net book value of damaged inventory and property and equipment based on estimates of the damage caused by the flooding and $5.3 million of personnel-related costs, professional fees and related expenses incurred in connection with our recovery efforts. These flood-related benefits and charges are recorded within the operating expense caption flood-related (income) expense, net in our consolidated statements of operations. We continue to update our estimates of flood-related losses, and in future quarters we may record additional expenses.

During fiscal year 2013 and 2012, we received $30.8 million and $11.0 million, respectively, in settlement payments relating to losses we incurred due to the flooding in Thailand. As there were no contingencies associated with these payments, we recorded these payments within flood-related income (expense), net in our consolidated statements of operations. Approximately $14.0 million of the $30.8 million received in fiscal year 2013 represents payments against insurance claims filed under the former Opnext entity.

Flood-related (income) expense, net for the year ended June 29, 2013 and June 30, 2012 included the following:

	Year Ended
	June 29, 2013	June 30, 2012
	(Thousands)
Adjustment to net book value for damaged inventory	$—	$4,246
Write-off of net book value of damaged property and equipment	—	3,927
Personnel-related costs, professional fees and related expenses	1,287	5,274
Settlement payments	(30,797)	(10,989)

	$(29,510)	$2,458

While we maintain both property and business interruption insurance coverage, there can be no assurance as to the amount or timing of future insurance recoveries. Insurance recoveries related to impairment losses previously recorded and other recoverable expenses will be recognized to the extent of the related loss or expense in the period that recoveries become probable and realizable. Insurance recoveries under business interruption coverage and insurance recovery gains in excess of amounts previously written-off related to impaired inventory and equipment or in excess of other recoverable expenses previously recognized will be recognized when they become realizable and all contingencies have been resolved. The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. Insurance recoveries we receive in future periods will be recorded net of flood-related expense in the consolidated statement of operations. As of June 29, 2013, we have not recorded any estimated amounts relating to potential future insurance recoveries in the consolidated statement of operations.

NOTE 7. CREDIT LINE AND NOTES

Credit Line and Term Loan

On August 2, 2006, Oclaro, Inc., as the (“Parent”), along with Oclaro Technology Limited, (“Borrower”), Oclaro Photonics, Inc. and Oclaro Technology, Inc., each a wholly-owned subsidiary, entered into a credit agreement, or the “Original Credit Agreement”, with Wells Fargo Capital Finance, Inc. (Wells Fargo) and certain other lenders.

On November 2, 2012, Borrower and the Parent entered into a Second Amended and Restated Credit Agreement with Wells Fargo and the other lenders regarding the senior secured revolving credit facility, increasing the facility size from $45 million to $50 million and extending the term thereof to November 2, 2017.

On January 23, 2013, Silicon Valley Bank (SVB) and Wells Fargo (Agent), collectively the Lenders, entered into a Joinder Agreement (the Joinder Agreement) pursuant to the Second Amended and Restated Credit Agreement among Parent, Borrower, the Lenders and the Agent, as administrative agent for the Lenders. Pursuant to the Joinder Agreement, SVB agreed to become an additional Lender under the Second Amended and Restated Credit Agreement, and the Lenders agreed to increase the revolving credit facility under the Credit Agreement from $50 million to $80 million.

Also on January 23, 2013, Parent, Borrower, the Lenders and the Agent entered into Amendment Number One to the Credit Agreement and the associated security agreements (the Amendment), pursuant to which the parties agreed that (i) the senior secured second lien notes due 2018 issued by Oclaro Luxembourg S.A. in the original principal amount of $25.0 million shall be applied against the maximum dollar limit of senior unsecured convertible notes that Parent may issue without the consent of Agent, and (ii) the cash balances of Opnext, Pine Photonics Communications, Inc., and Opnext Subsystems Inc. would be subject to a required sweep to the Agent’s account upon the occurrence of certain triggering events. Under the Credit Agreement advances are available based on up to 85 percent of “eligible accounts receivable,” as defined in the Credit Agreement.

On May 6, 2013, Parent, Borrower, the Lenders, the Agent and PECM Strategic Funding LP and Providence TMT Debt Opportunity Fund II LP (the “Term Lenders”) entered into Amendment Number Two to the Credit Agreement and the associated guaranties and security agreements (“Amendment Number Two”), which amended the Credit Agreement in pertinent part by: (i) adding a $25 million one year term loan (the “Term Loan”) to be provided by the Term Lenders; (ii) reducing the revolving credit facility from $80 million to $50 million (to be further reduced on a dollar-for-dollar basis by an amount equal to the net proceeds of certain asset sale transactions that the Parent may undertake in the future), eliminating the Borrower’s option to increase the revolving credit facility to $100 million and implementing an availability block under the revolving credit facility of at least $10 million; (iii) removing the financial covenants so that Borrower is not required to maintain a minimum of $15 million of availability under the revolving credit facility or $15 million in qualified cash balances; (iv) adding an affirmative covenant that Borrower shall have consummated one or more asset sales by July 15, 2013 and with a minimum threshold of net proceeds as set forth in the Amendment, and (v) providing for payments and proceeds of asset sales to be applied to repay the credit facility and the Term Loan (with the first $20.0 million of such proceeds being applied to repay Wells Fargo and SVB, the next $25.0 million being applied to repay the Term Lenders and the remaining proceeds being used to repay Wells Fargo and SVB all amounts outstanding under the credit facility), and events of default relating thereto.

In the first quarter of fiscal year 2014, we further amended the Credit Agreement by entering into Amendment Number Three. We also used the proceeds from the sale of our Zurich Business to fully repay our outstanding balance under our credit facility and the Term Loan. See Note 17, Subsequent Events, for additional information on these events.

Under the Credit Agreement, as amended, we were required to complete certain asset sales on or by September 2, 2013. We completed the sale of the Zurich Business on September 12, 2013 and applied the net proceeds to repay all amounts outstanding under the Credit Agreement. The event of default resulting from not completing the transaction on September 2, 2013 was waived on September 26, 2013. This waiver eliminated the requirement for the Agent and Lenders to make any advances, issue any letters of credit or provide any other extension of credit until the Agent and Lenders agree otherwise and prevents us from exercising any right or action set forth in the applicable loan documents that is conditioned on the absence of any event of default. If the Agent and Lenders do not agree to make under the Credit Agreement available to us within 30 days of the waiver (or such later time as the Agent agrees), then the Agent and Lenders will have the option to immediately terminate the Credit Agreement.

During a continuing event of default, the Agent or Lenders can declare any amounts outstanding under the Credit Agreement immediately due and payable.

In connection with Amendment Number Two, the Borrower paid the revolving lenders an amendment fee of $0.5 million and the Term Lenders a closing fee of $2.1 million. These costs were capitalized and are being amortized straight-line to expense over the one year term of the loan. The Borrower may only prepay the principal amount of the Term Loan, in whole or in part, with the prior written consent of the Required Lenders (as defined in the Amendment). Any prepayments made on the Term Loan obligations after six months following the effective date of the Term Loan will be at 105 percent of the related obligations.

Interest on the Term Loan obligations accrues at a per annum rate equal to the sum of: (i) the PIK Term Loan Interest Rate, with such accrued interest to be capitalized quarterly and added to the outstanding principal balance of the Term Loan, and (b) the Cash Term Loan Interest Rate. The PIK Term Loan Interest Rate is 2.0 percent beginning on the effective date of the Term Loan (the “Effective Date”) up to but excluding the date six months thereafter, then it is 4.0 percent until the date twelve months after the Effective Date and then it is 5.0 percent. The Cash Term Loan Interest Rate is 7.0 percent beginning on the Effective Date up to but excluding the date six months thereafter, then it is 8.5 percent until the date twelve months after the Effective Date and then it is 10.0 percent. At June 29, 2013, there was $24.6 million outstanding related to the Term Loan at an average interest rate of 9 percent per annum. The $24.6 million carrying value of the Term Loan is recorded within Notes Payable in the consolidated balance sheet as of June 29, 2013. In connection with the Term Loan, we also issued certain warrants. Refer to Note 10, Stockholders’ Equity for additional information related to the warrants.

Borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate plus 2.50 percentage points or the bank’s prime rate plus 1.25 percentage points. Commencing March 31, 2013, the interest rate margins may decrease or increase by 0.25 percentage points based on the average quarterly availability under the revolving credit facility. Any amounts outstanding under the Credit Agreement may be repaid at any time until maturity, which is November 2, 2017. In accordance with the Waiver, the Borrower cannot borrow any amounts under the Credit Agreement until the Agent and Lenders agree, in their sole discretion.

In connection with the Credit Agreement, the Company paid an arrangement fee of approximately $0.2 million, a closing fee of approximately $0.3 million and agreed to pay a monthly servicing fee of $4,000 and an unused line fee equal to 0.375 percentage points per annum, payable monthly on the unused amount of revolving credit commitments. In connection with the Joinder Agreement, the Parent also paid SVB a lender fee of approximately $0.2 million. To the extent there are letters of credit outstanding under the Credit Agreement, the Borrower is obligated to pay the administrative agent a letter of credit fee at a rate equal to 3.3 percentage points per annum. Commencing March 31, 2013, the letter of credit fee may also decrease or increase by 0.25 percentage points based on the average quarterly availability under the revolving credit facility.

During the year ended June 29, 2013, we repaid $0.8 million under the Credit Agreement. At June 29, 2013, there was $40.0 million outstanding under the Credit Agreement at an average interest rate of 2.9 percent per annum. At June 30, 2012, there was $25.5 million outstanding under the Credit Agreement at an average interest rate of 4.75 percent per annum. At June 29, 2013 and June 30, 2012, there were $30,000 and $0.1 million, respectively, in outstanding standby letters of credit secured under the Credit Agreement. These letters of credit expire at various intervals through April 2014. During fiscal year 2013, we made interest payments of $1.2 million in connection with the Credit Agreement.

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

On or after December 15, 2013, in the event that the last reported sale price of our common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date that we receive a notice of exchange exceeds the exchange price in effect on each such trading day, we will, in addition to delivering shares upon exchange by the holder of Convertible Notes, together with cash in lieu of fractional shares, make a “make-whole premium” payment in cash equal to the sum of the present value of the remaining scheduled payments of interest on the Convertible Notes to be exchanged through the maturity date computed using a discount rate equal to 0.50%. The initial exchange price is $1.846 per share of common stock. Any holder that exchanges its Convertible Notes in connection with a fundamental change, as defined in the Indenture, will not receive the “make-whole premium” but will instead receive the additional shares set forth in the Indenture. Any holder that exchanges its Convertible Notes after such holder’s Convertible Notes have been called for redemption by us will, in addition to receiving shares of common stock deliverable upon such exchange and cash in lieu of fractional shares, receive a payment (the “redemption exchange make-whole payment”) in cash equal to the sum of the remaining scheduled payments of interest that would have been made on the Convertible Notes to be exchanged had such Convertible Notes remained outstanding from the applicable exchange date to the maturity date. If the redemption exchange make-whole payment is payable upon exchange of a holder’s Convertible Notes, then such holder will not receive the “make-whole premium” payment described above.

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

In connection with the issuance of the Convertible Notes, our contingent obligation to make a make-whole premium payment in the event of an early conversion by the holders of the Convertible Notes is considered an embedded derivative. As of December 14, 2012, the date of the debt issuance, and as of June 29, 2013, the fair value of these contingent obligations is estimated at $0.1 million, and recorded within other non-current liabilities in the consolidated balance sheet. The estimated fair value of the make-whole premium was determined by using a valuation model to predict the probability and timing of a conversion.

In connection with the private placement of the Convertible Notes, we incurred approximately $1.3 million in debt discount and $0.9 million in issuance costs. The debt discount and the issuance costs are recorded in convertible notes payable in the consolidated balance sheet as of June 29, 2013.

The Convertible Notes will mature on June 15, 2018. Interest on the Convertible Notes is payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013. During the year ended June 29, 2013, we recorded and paid $0.9 million in interest related to these Convertible Notes.

The following table sets forth balance sheet information related to the Convertible Notes at June 29, 2013:

June 29, 2013
(Thousands)
Principal value of the liability component	$25,000
Unamortized value of the debt discount and issuance costs	(2,010)

Net carrying value of the liability component	$22,990

Sumitomo Note

In connection with the acquisition of Opnext, we assumed a 1.5 billion Japanese yen note payable (approximately $19.2 million at July 23, 2012) to The Sumitomo Trust Bank (Sumitomo). The note was due monthly unless renewed by Sumitomo. During the fourth quarter of fiscal year 2013, we repaid the entire $14.7 million note payable. As of June 29, 2013, we had no outstanding loan balance with Sumitomo. Interest expense for the year ended June 29, 2013 was $0.3 million. Interest accrued and was paid monthly at the Tokyo Interbank Offered Rate plus a premium, which for our fiscal year 2013 was 1.7 percent per annum.

NOTE 8. POST-RETIREMENT BENEFITS

401(k) Plan

In the U.S., we sponsor a 401(k) plan that allows voluntary contributions by eligible employees, who may elect to contribute up to the maximum allowed under the U.S. Internal Revenue Service regulations. We generally make 100 percent matching contributions on the first 3 percent and 50 percent matching contributions on the following 2 percent (up to a maximum of $10,200 per eligible employee for calendar year 2013) and we recorded related expenses of $1.4 million, $1.0 million and $0.9 million in the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, respectively.

Defined Contribution Plan

We contribute to a U.K. based defined contribution pension scheme for employees. Contributions under this plan and the related expenses were $1.3 million, $1.4 million and $1.3 million in the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, respectively.

Switzerland Defined Benefit Plan

We have a pension plan covering employees of our Swiss subsidiary (Swiss Plan). Employer and employee contributions are made to the Swiss plan based on various percentages of salary and wages that vary according to employee age and other factors. Employer contributions to the Swiss Plan for years ended June 29, 2013, June 30, 2012 and July 2, 2011 were $2.3 million, $2.4 million and $2.4 million, respectively.

The funded status of the Swiss Plan in the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011 was as follows:

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$36,864	$31,627	$21,732
Service cost	3,291	2,341	1,892
Interest cost	722	826	840
Participant contributions	1,122	1,160	1,158
Benefits (paid) received	(2,392)	(286)	422
Actuarial (gain) loss on obligation	(1,368)	5,156	(463)
Currency translation adjustment	409	(3,960)	6,046

Projected benefit obligation, end of period	$38,648	$36,864	$31,627

Change in plan assets:
Plan assets at fair value, beginning of period	$29,080	$29,090	$20,263
Actual return on plan assets	(150)	350	(768)
Employer contributions	2,298	2,409	2,378
Participant contributions	1,122	1,160	1,158
Benefits (paid) received	(2,392)	(286)	422
Currency translation adjustment	323	(3,643)	5,637

Plan assets at fair value, end of period	$30,281	$29,080	$29,090

Amounts recognized in consolidated balance sheets:
Other non-current assets:
Deferred tax asset	$2,585	$1,946	$316
Other non-current liabilities:
Underfunded pension liability	$8,367	$7,784	$2,537
Amounts recognized in accumulated other comprehensive income, net of tax:
Pension adjustment	$5,801	$6,834	$2,721
Accumulated benefit obligation, end of period	$34,878	$32,917	$27,340

Net periodic pension cost associated with the Swiss Plan in the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011 include the following components:

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
Service cost	$3,291	$2,341	$1,892
Interest cost	722	826	840
Expected return on plan assets	(1,197)	(1,084)	(1,115)
Net amortization	369	—	—

Net periodic pension cost	$3,185	$2,083	$1,617

The projected and accumulated benefit obligations for the Swiss Plan were calculated as of June 29, 2013, June 30, 2012 and July 2, 2011 using the following assumptions:

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Discount rate	2.0%	2.0%	3.0%
Salary increase rate	2.0%	2.0%	2.0%
Expected return on plan assets	4.0%	4.0%	4.0%
Expected average remaining working life (in years)	13.0	13.6	13.8

The discount rate is based on assumed pension benefit maturity and estimates developed using the rate of return and yield curves for high quality Swiss corporate and government bonds. The salary increase rate is based on our best assessment for on-going increases over time. The expected long-term rate of return on plan assets is based on the expected asset allocation and taking into consideration historical long-term rates of return for the relevant asset categories.

The Swiss Plan is legally separate from Oclaro, as are the assets of the plan. As of June 29, 2013 and June 30, 2012, the Swiss Plan’s asset allocation was as follows:

	June 29, 2013	June 30, 2012
Fixed income investments	23.0%	31.0%
Equity investments	57.0%	49.0%
Real estate	10.0%	10.0%
Cash	8.0%	8.0%
Alternative investments	2.0%	2.0%

	100.0%	100.0%

The Swiss Plan assets are measured at fair value and are classified into two distinct levels of the fair value hierarchy. The Swiss Plan assets are comprised of Level 1 assets, which include cash, equity investments and fixed income investments, and Level 3 assets, which include real estate and alternative investments. The investment strategy of the Swiss Plan’s pension committee is to achieve a consistent long-term return which will provide sufficient funding for future pension obligations while limiting risk. The investment strategy is reviewed regularly.

In fiscal year 2013, we amortized $0.4 million from accumulated other comprehensive income into net periodic pension cost.

Estimated future benefit payments under the Swiss Plan are estimated to be $0.7 million in fiscal year 2014, $1.2 million in fiscal year 2015, $1.2 million in fiscal year 2016, $2.2 million in fiscal year 2017, $1.7 million in fiscal year 2018 and $10.6 million in the following five years. These benefits will be paid out of the assets of the Swiss Plan and not by us.

In connection with the sale of our Zurich Business to II-VI in September 2013, II-VI assumed all future liability related to this plan and in the first quarter of fiscal year 2014 we will recognize all amounts related to the Switzerland defined benefit plan which are currently included in accumulated other comprehensive income. See Note 17, Subsequent Events, for further information to this divestiture.

Japan Defined Contribution and Benefit Plan

In connection with our acquisition of Opnext, we assumed a defined contribution plan and a defined benefit plan that provides retirement benefits to our employees in Japan.

Under the defined contribution plan, contributions are provided based on grade level and totaled $0.9 million for the year ended June 29, 2013. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.

Under the defined benefit plan in Japan (the Japan Plan), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of June 29, 2013, there were no plan assets.

The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit plan for the year ended June 29, 2013 was as follows:

June 29, 2013
(Thousands)
Change in projected benefit obligation:
Projected benefit obligation, July 23, 2012	$8,399
Service cost	1,059
Interest cost	135
Benefits paid	(285)
Actuarial (gain) loss on obligation	523
Currency translation adjustment	(1,747)

Projected benefit obligation, end of period	$8,084

Amounts recognized in consolidated balance sheets:
Other non-current liabilities:
Underfunded pension liability	$8,084
Amounts recognized in accumulated other comprehensive income, net of tax:
Pension adjustment	$445
Accumulated benefit obligation, end of period	$7,542

Net periodic pension cost associated with the Japan Plan in fiscal year ended June 29, 2013 includes the following components:

June 29, 2013
(Thousands)
Service cost	$1,059
Interest cost	135
Net amortization	74

Net periodic pension cost	$1,268

The projected and accumulated benefit obligations for the Japan Plan were calculated as June 29, 2013 using the following assumptions:

June 29, 2013
Discount rate	1.8%
Salary increase rate	2.4%
Expected average remaining working life (in years)	14.4

As of June 29, 2013, the accumulated benefit obligation was $7.5 million. Estimated future benefit payments under the Japan Plan are estimated to be $0.2 million in fiscal year 2014, $0.2 million in fiscal year 2015, $0.4 million in fiscal year 2016, $0.5 million in fiscal year 2017, $0.6 million in fiscal year 2018 and $3.7 million in the following 4 years.

NOTE 9. COMMITMENTS AND CONTINGENCIES

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

Warranty Accrual

We generally provide a warranty for our products for twelve to thirty-six months from the date of sale, although warranties for certain of our products may be longer. We accrue for the estimated costs to provide warranty services at the time revenue is recognized. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty costs would increase, resulting in a decrease in gross profit.

The following table summarizes movements in the warranty accrual for the periods indicated:

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
Warranty provision—beginning of period	$2,599	$2,175	$2,437
Fair value of warranties assumed in acquisitions	5,537	—	357
Warranties issued	4,457	2,547	1,933
Warranties utilized or expired	(6,369)	(2,072)	(2,661)
Currency translation adjustment	(337)	(51)	109

Warranty provision—end of period	$5,887	$2,599	$2,175

Capital Leases

In connection with our acquisition of Opnext, we assumed certain capital leases with Hitachi Capital Corporation, a related party, for certain equipment. The terms of the leases generally range from one to five years and the equipment can be purchased at the residual value upon expiration. We can terminate the leases at our discretion in return for a penalty payment as stated in the lease contracts.

The following table shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation:

Capital Leases
(Thousands)
Fiscal Year Ending:
2014	8,508
2015	5,383
2016	3,649
2017	2,069
2018	55
Thereafter	80

Total minimum lease payments	19,744
Less amount representing interest	(1,549)

Present value of capitalized payments	18,195
Less: current portion	(8,281)

Long-term portion	$9,914

Operating Leases

We lease certain facilities under non-cancelable operating lease agreements that expire at various dates through 2026. Our future fiscal year minimum lease payments under non-cancelable operating leases and related sublease income, including the sale-leaseback of our Caswell and Shenzhen facilities, are as follows:

	Operating	Sublease
	Lease Payments	Income
	(Thousands)
Fiscal Year:
2014	$12,845	$(173)
2015	12,128	(35)
2016	9,705	—
2017	7,092	—
2018	5,930	—
Thereafter	18,150	—

	$65,850	$(208)

Rent expense for these leases was $12.6 million, $7.3 million and $8.6 million during the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, respectively.

Litigation

On August 29, 2013, the Secured Lender Trustee of the Secured Lender Trust established under the Second Amended Chapter 11 Plan of Liquidation of Dewey & LeBoeuf LLP (the “Trustee”) filed a complaint against Oclaro, Inc. in the United States Bankruptcy Court, Southern District of New York. The complaint alleges that we were formerly a client of Dewey & LeBoeuf LLP (“Dewey”) and engaged it to provide services for the period through June 5, 2012. The Trustee claims that there are unpaid invoices outstanding totaling approximately $0.5 million. We intend to defend this litigation vigorously.

On December 21, 2012, Labyrinth Optical Technologies LLC filed a complaint against us in United States District Court for the Central District of California alleging that certain coherent transponder modules, coherent receivers and DQPSK transceivers sold by us infringe Labyrinth Optical U.S. patent Nos. 7,599,627 and 8,103,173. The parties executed a settlement agreement on September 13, 2013 and subsequently filed a motion to dismiss the case with prejudice. The settlement amount was not significant.

On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (Pension Fund) as lead plaintiff for the putative class. On April 26, 2012, the Pension Fund filed a second amended complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that we and certain of our officers and directors issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. On September 21, 2012, the Court dismissed the second amended complaint with leave to amend. After the Pension Fund moved for reconsideration, on January 10, 2013, the Court allowed plaintiffs to take discovery regarding statements made in May and June 2010. On March 1, 2013 the Pension Fund filed a third amended complaint, attempting to cure pleading deficiencies with regard to statements allegedly made in July and August 2010. On April 1, 2013, defendants moved to dismiss the third amended complaint with respect to the statements made in July and August 2010. On May 30, 2013, the Court granted Defendants’ motion to dismiss the complaint’s claims based on statements made in July and August 2010. Discovery has commenced, and no trial has been scheduled in this action. We intend to defend this litigation vigorously.

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

On September 3, 2013, the parties agreed to settle the Westley, Moskal, and In re Oclaro Derivative matters for a total of $3.95 million, plus certain corporate governance changes. The money will be paid entirely by our directors and officers liability insurance carriers. Any fees awarded to the plaintiffs in these actions, or their respective counsel, will be included in this amount. The settlement is subject to final documentation and court approval.

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

On September 2, 2011, Tyco Electronics Subsea Communications, LLC (Tyco) filed a complaint against Opnext, Inc. in the Supreme Court of the State of New York, alleging that Opnext, Inc. failed to meet certain obligations owed to Tyco pursuant to a non-recurring engineering development agreement entered into between Opnext, Inc. and Tyco. The complaint sought contract damages in an amount not less than $1 million, punitive damages, costs and attorneys’ fees and such other relief as such court deemed just and proper. Opnext, Inc. filed a motion to dismiss this complaint on October 14, 2011. By decision and order dated August 13, 2012, the Court dismissed Tyco’s complaint in its entirety. Tyco filed a notice of appeal from the decision and order but has not perfected the appeal and it is uncertain that it will perfect the appeal. Tyco has advised that it does not intend to pursue its appeal. We are unable at this time to estimate the effects of any possible appeal of this lawsuit on our financial position, results of operations or cash flows.

Sale-Leasebacks

In May 2012, our Oclaro Technology (Shenzhen) Co., Ltd. subsidiary entered into an agreement with Shenzhen Fangdao Technology Co., Ltd. for the sale and leaseback of our manufacturing facility located in Shenzhen, China. On June 7, 2012, we completed the sale transaction for 136.0 million Chinese yuan (approximately $21.5 million at the exchange rate in effect on the date of the transaction). We received approximately $18.7 million in net proceeds after transfer taxes of approximately $2.5 million and transaction costs of approximately $0.4 million. This agreement also provides for Oclaro Technology (Shenzhen) Co., Ltd. to lease back the facility for a term of four years, provided that we may terminate the lease after the second or third year of the term upon written notice. Based on the exchange rate on June 29, 2013, annual rent for the next year is approximately $1.2 million. In year three and year four of the lease, the rental rates per square meter are scheduled to increase 8 percent and 17 percent, respectively, from the rental rate during the first two years of the lease.

As a result of this transaction, we recorded a $13.6 million gain on the sale of this facility, recognizing $11.3 million of this amount in gain (loss) on sale of property and equipment in our consolidated statement of operations in fiscal year 2012, and amortizing $2.3 million of the gain against rent expense over the initial two year non-cancellable lease term. As of June 29, 2013, the unamortized balance of this deferred gain is $1.1 million.

In March 2006, our Oclaro Technology Ltd. subsidiary entered into multiple agreements with a subsidiary of Scarborough Development (Scarborough) for the sale and leaseback of the land and buildings located at our Caswell, U.K., manufacturing site. The sale transaction, which closed on March 30, 2006, resulted in proceeds to Oclaro Technology Ltd. of £13.75 million (approximately $24 million on the date of the transaction). Under these agreements, Oclaro Technology Ltd. leases back the Caswell site for an initial term of 20 years, with options to renew the lease term for 5 years following the initial term and for rolling 2-year terms thereafter. Based on the exchange rate on June 29, 2013, annual rent for the next 3 years of the lease is approximately £1.2 million, or $1.9 million per year; annual rent for the subsequent 5 years of the lease is approximately £1.4 million, or $2.1 million per year; and annual rent for the last 5 years of the lease is approximately £1.6 million, or $2.4 million per year. Rent during the optional renewal terms will be determined according to the then market rent for the site. The obligations of Oclaro Technology Ltd under these agreements are guaranteed by us. In addition, Scarborough and us entered into a pre-emption agreement with the buyer under which Oclaro Technology Ltd, within the initial 20-year term, has a right to purchase the Caswell site in whole or in part on terms acceptable to Scarborough if Scarborough agrees to terms with or receives an offer from a third party to purchase the Caswell facility. As a result of these agreements, we deferred a related gain of $20.4 million, which is being amortized ratably against rent expense over the initial 20-year term of the lease. As of June 29, 2013, the unamortized balance of this deferred gain is $11.4 million.

At the inception of the Caswell lease, we determined the total minimum lease payments which were to be paid over the lease term, and we are recognizing the effects of scheduled rent increases, which are included in the total minimum lease payments, on a straight-line basis over the lease term.

NOTE 10. STOCKHOLDERS’ EQUITY

Common Stock

On July 23, 2012, in connection with the Opnext acquisition, our stockholders approved an amendment to our restated certificate of incorporation to increase the number of authorized shares of Oclaro to 176.0 million, consisting of 175.0 million shares of common stock and 1.0 million shares of preferred stock.

During fiscal year 2013, we issued approximately 38.4 million shares of our common stock for all of the outstanding shares of Opnext common stock. We also issued approximately 4.3 million stock options and 0.2 million SARs in exchange for Opnext stock options and SARs. The fair value of the stock options and SARs was determined to be approximately $1.9 million as of the acquisition date, July 23, 2012. See Note 3, Business Combinations and Asset Dispositions.

During the year ended June 29, 2013, we also issued 1.1 million shares of common stock under our 2011 Employee Stock Purchase Plan (ESPP), for total proceeds of $1.7 million. The ESPP is more fully discussed in Note 11, Employee Stock Plans.

In connection with our acquisition of Mintera, during fiscal year 2012 we issued 0.8 million shares of our common stock valued at $2.8 million to settle our 12 month earnout obligation. The transfer of these shares resulted in a $2.8 million increase to our additional paid-in capital and a corresponding decrease to our accrued expenses and other liabilities.

In connection with our acquisition of Xtellus Inc., during the first quarter of fiscal year 2012 we released 0.9 million shares of our common stock related to the settlement of our Xtellus escrow liability. The transfer of these shares resulted in a $7.0 million increase to our additional paid-in capital.

As of June 29, 2013, we have reserved for future issuance 13.5 million shares of common stock related to outstanding convertible notes payable, 1.8 million shares of common stock related to outstanding warrants, 15.1 million shares of common stock related to our employee stock incentive plans and 0.6 million shares of common stock related to our employee stock purchase plan.

Preferred Stock

Our restated certificate of incorporation authorizes us to issue up to 1.0 million shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. To date, we have not issued any preferred stock.

Warrants

On May 6, 2013, we entered into Amendment Number Two to the Credit Agreement (refer to Note 7, Credit Line and Notes for further details), pursuant to which we issued warrants to purchase, in the aggregate, 1,836,000 shares of our common stock at an exercise price of $1.50 per share (subject to adjustment from time to time, as provided in the Warrants). The Warrants were issued by us in consideration of the Term Lenders entering into the Amendment and providing the Term Loan. The offer and sale of the Warrants was not registered under the Securities Act of 1933 in reliance upon the exemption from registration under Section 4(2) of the Securities Act as such transaction did not involve a public offering of securities. We also granted to the Term Lenders certain registration rights with respect to the Warrants.

The warrants were valued using the Black-Scholes-Merton pricing model, which were determined to have a value of $0.7 million as of the date of grant. The warrants expire on May 6, 2014, and they may be exercised prior to maturity at the option of the holders.

The following table summarizes activity relating to warrants to purchase our common stock:

		Weighted-
	Warrants	Average
	Outstanding	Exercise Price
	(Thousands)
Balance at July 3, 2010	1,616	$18.78
Expired	(218)	35.47

Balance at July 2, 2011	1,398	16.18
Expired	(1,398)	16.18

Balance at June 30, 2012	—	—
Granted	1,836	1.50

Balance at June 29, 2013	1,836	$1.50

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income, net of tax, are as follows:

	June 29, 2013	June 30, 2012
	(Thousands)
Currency translation adjustments	$45,719	$36,556
Unrealized gain on currency instruments designated as cash flow hedges	—	7
Unrealized loss on marketable securities	(105)	(191)
Adjustment for Switzerland and Japan defined benefit plans	(6,246)	(6,834)

	$39,368	$29,538

NOTE 11. EMPLOYEE STOCK PLANS

Stock Incentive Plans

We currently maintain the Amended and Restated 2004 Stock Incentive Plan (Plan). Under the Plan, there are a total of 7.8 million shares of common stock authorized for issuance, with awards other than stock options being counted as 1.25 shares of common stock for purposes of the share limit. The Plan expires in October 2020.

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

As of June 29, 2013, there were approximately 7.6 million shares of our common stock available for grant under both plans.

We generally grant stock options that vest over a four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors.

We also have approximately 0.2 million SARs outstanding as of June 29, 2013, which we assumed in connection with our acquisition of Opnext. The SARs have an average remaining life of 2.1 years.

In July 2011, our board of directors approved the grant of 0.2 million performance stock units (PSUs) to certain executive officers with an aggregate estimated grant date fair value of $0.9 million. These PSUs vest, up to 150 percent of the target PSUs, upon the achievement of certain revenue growth targets through June 30, 2013, relative to certain comparable companies. Vesting is also contingent upon service conditions being met through August 2015. If the performance conditions are not achieved, then the corresponding PSUs will be forfeited in the first quarter of fiscal year 2014. As of June 29, 2013, we determined that the achievement of the performance conditions was probable at the 150 percent target level and recorded an additional 0.1 million PSUs outstanding. As of June 29, 2013, there were 0.2 million PSUs outstanding, after adjustments for forfeitures due to terminations, related to this grant, with an aggregate estimated grant date fair value of $0.8 million.

In July 2012, our board of directors approved an additional grant of 0.6 million PSUs to certain executive officers, subject to shareholder approval of an amendment to our current Plan. These PSUs are not included in the awards outstanding or granted disclosures or in stock-based compensation expense as they are not deemed granted for accounting purposes until the foregoing shareholder approval is obtained. During the fourth quarter of fiscal year 2013, approximately 0.2 million of the PSUs were forfeited as a result of certain executive officers leaving the Company. We will record a cumulative adjustment for stock-based compensation expense based on the fair value of these awards at the date of approval. These PSUs vest upon the achievement of certain adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) targets through June 30, 2014. Vesting is also contingent upon service conditions being met through August 2016. If the performance conditions are not achieved, then the corresponding PSUs will be forfeited in the first quarter of fiscal year 2015.

The following table summarizes the combined activity under all of our equity incentive plans for the three-year period ended June 29, 2013:

	Awards	Stock	Weighted-	Restricted Stock	Weighted-
	Available	Options / SARs	Average	Awards / Units	Average Grant
	For Grant	Outstanding	Exercise Price	Outstanding	Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at July 3, 2010	1,089	3,186	$8.78	703	$6.42
Granted	(1,466)	852	11.57	564	11.60
Exercised or released	—	(515)	4.64	(255)	5.78
Cancelled or forfeited	104	(173)	12.01	(213)	6.89
Increase in available for grant	4,000	—	—	—	—

Balances at July 2, 2011	3,727	3,350	9.38	799	10.15
Granted	(1,513)	498	4.11	812	4.16
Exercised or released	—	(45)	2.10	(331)	9.20
Cancelled or forfeited	323	(333)	20.73	(229)	9.70

Balances at June 30, 2012	2,537	3,470	7.84	1,051	5.76
Assumed in acquisition	6,307	4,423	10.95	55	2.31
Granted	(3,419)	423	2.57	2,541	2.53
Exercised or released	—	(6)	1.11	(457)	5.52
Cancelled or forfeited	2,153	(1,835)	8.84	(340)	3.80

Balances at June 29, 2013	7,578	6,475	$9.36	2,850	$3.17

Supplemental disclosure information about our stock options outstanding as of June 29, 2013 was as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable at June 29, 2013	5,257	$10.29	5.2	$71
Options and SARs outstanding at June 29, 2013	6,475	$9.36	5.7	$72

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing stock price of $1.18 as of June 28, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.2 million shares of common stock subject to in-the-money options which were exercisable as of June 29, 2013. We settle employee stock option exercises with newly issued shares of common stock.

2011 Employee Stock Purchase Plan

On October 26, 2011, our ESPP was approved by our stockholders. Under the ESPP, we reserved 1.7 million shares of our common stock for issuance. Our ESPP provides that eligible employees may contribute up to 15 percent of their eligible earnings toward the semi-annual purchase of our common stock. Participants may not purchase more than $25,000 worth of common stock in any calendar year or 15,000 shares in any offering period. The ESPP is qualified under Section 423 of the Internal Revenue Code. The purchase price with respect to each offering period is equal to 85 percent of the lesser of (i) the fair market value of our common stock at the commencement of the applicable six-month offering period or (ii) the fair market value of our common stock on the purchase date (or, if not a trading day, on the immediately preceding trading day). In the third quarter of fiscal 2013, prior to commencing our third six-month offering period on February 16, 2013, we suspended the ESPP program because of the limited number of shares available for future issuance. At June 29, 2013, we had 0.6 million shares available for future issuance under our ESPP.

During the year ended June 29, 2013, we issued approximately 1.1 million shares in connection with our offering periods. The average purchase price for each share issued was $1.51 during the year ended June 29, 2013.

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

The weighted-average assumptions used in this model to value stock option grants and purchase rights under the ESPP for the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011 were as follows:

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Stock options:
Expected life	5.1 years	4.8 years	4.5 years
Risk-free interest rate	0.7%	1.0%	1.3%
Volatility	82.9%	91.6%	96.8%
Dividend yield	—	—	—
Purchase rights under ESPP:
Expected life	0.5 years	0.5 years	—
Risk-free interest rate	0.1%	0.1%	—
Volatility	67.0%	87.0%	—
Dividend yield	—	—	—

The amounts included in cost of revenues, operating expenses and net loss for stock-based compensation expenses for the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011 were as follows:

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$1,862	$1,585	$1,385
Research and development	1,699	1,447	1,414
Selling, general and administrative	3,374	3,560	3,505
Restructuring, acquisition and related costs	277	—	—

	$7,212	$6,592	$6,304

Stock-based compensation by type of award:
Stock options	$2,798	$3,365	$3,656
Restricted stock awards	3,712	2,898	2,803
Purchase rights under ESPP	731	313	—
Inventory adjustment to cost of revenues	(29)	16	(155)

	$7,212	$6,592	$6,304

As of June 29, 2013 and June 30, 2012, we had capitalized $0.4 million of stock-based compensation in inventory.

Included in stock-based compensation for the years ended June 29, 2013 and June 30, 2012, is approximately $0.3 million and $0.2 million, respectively, in compensation cost related to the issuance of PSUs. As of June 29, 2013, we determined that the achievement of the performance conditions associated with the PSUs issued in August 2011 is probable at 150 percent of the target level. The amount of stock-based compensation expense recognized in any one period can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.

NOTE 13. INCOME TAXES

For financial reporting purposes, our loss before income taxes includes the following:

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
Domestic	$(13,475)	$(26,147)	$(33,205)
Foreign	(107,751)	(33,372)	(11,574)

	$(121,226)	$(59,519)	$(44,779)

The components of our income tax provision are as follows:

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
Current:
Domestic	$(156)	$(13)	$36
Foreign	1,543	6,671	2,279
Deferred:
Foreign	132	326	(669)

	$1,519	$6,984	$1,646

Reconciliations of our income tax provision at the statutory rate to our income tax provision are as follows:

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
Tax benefit at U.S. federal statutory rate	$(41,216)	$(20,237)	$(15,225)
Tax benefit at state statutory rate	(3,431)	(3,663)	(3,846)
Legal entity reorganization	(20,953)	—	—
Bargain purchase	(10,125)	—	—
Other permanent adjustments	3,191	2,066	(1,329)
Foreign rate differential	23,264	9,496	2,642
Change in valuation allowance	48,249	16,017	10,730
Non-deductible goodwill impairment loss	4,018	—	8,533
Other	(1,478)	3,305	141

Provision for income taxes	$1,519	$6,984	$1,646

During the fiscal year ended June 29, 2013, we recorded income tax expense of approximately $1.5 million. The primary differences between the effective tax rate and the U.S. federal statutory tax rate for fiscal year 2013 relates to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate and unbenefited foreign and domestic tax attributes.

During the fiscal years ended June 30, 2012 and July 2, 2011, we recorded income tax expense of approximately $7.0 million and $1.6 million, respectively, due to our foreign operations. The primary differences between the effective tax rate and the U.S. federal statutory tax rate for fiscal years 2012 and 2011 relate to taxes in foreign jurisdictions with a tax rate different than the U.S. federal statutory rate, unbenefited foreign and domestic tax attributes, and the release of valuation allowance on certain foreign deferred tax assets due to certainty around the future profitability in relation to an established transfer pricing regime.

We have not provided for U.S. federal and state income taxes on non-U.S. subsidiaries’ undistributed earnings as of June 29, 2013, because such earnings are intended to be reinvested in the operations of our international subsidiaries indefinitely. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to applicable U.S. federal and state income taxes.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 29, 2013	June 30, 2012
	(Thousands)
Deferred tax assets:
Net operating loss carryforwards	$314,792	$192,667
Depreciation and capital losses	65,286	53,955
Capitalized research and development	18,162	13,135
Tax credit carryforwards	3,469	5,201
Accruals and reserves	10,710	3,645
Stock-based compensation	4,858	2,070
Other asset impairments	1,629	1,696
Foreign pension plan	2,585	2,283
Inventory valuation	30,114	593
Other	20	2

Gross deferred tax assets	451,625	275,247
Valuation allowance	(444,114)	(266,715)

Deferred tax assets	7,511	8,532

Deferred tax liabilities:
Acquired intangibles	(4,499)	(5,690)

Deferred tax liabilities	(4,499)	(5,690)

Total net deferred tax assets	$3,012	$2,842

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

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance and the recorded cumulative net losses in all prior fiscal periods, we have provided a full valuation allowance against our U.S. and foreign deferred tax assets with the exception of certain deferred tax assets in China and Switzerland. Our valuation allowance increased by $177.4 million and $3.5 million in fiscal years 2013 and 2012, respectively. Of the $177.4 million increase, $161.7 million relates to acquired Opnext deferred tax assets fully valued.

We do not recognize either the gross deferred income tax assets or the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards. Recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable is prohibited. Such unrecognized deferred tax benefits totaled $1.1 million and $0.1 million for federal and state, respectively, as of June 29, 2013, and if and when realized through a reduction in income taxes payable, will be accounted for as a credit to additional paid-in capital.

As of June 29, 2013, we had foreign net operating loss carry forwards of approximately $624.5 million, $241.9 million and $1.2 million in the United Kingdom, Japan and Israel, respectively. The United Kingdom and Israel net operating losses do not expire. The Japan net operating loss will expire at various times from 2014 through 2022. We also have U.S. federal and California net operating losses of approximately $192.6 million and $165.0 million, respectively, which will expire in various years from 2014 through 2034 if unused.

As of June 29, 2013, we had U.S. federal, California and foreign research and development credits of approximately $0.1 million, $0.7 million and $8.2 million, respectively. The U.S. federal credits will expire from 2014 through 2034. The California credits may be carried forward indefinitely and the foreign credits will expire at various times from 2027 through 2031 if unused.

Utilization of net operating loss carryforwards and credit carryforwards are subject to annual limitations due to ownership changes as provided in the Internal Revenue Code of 1986, as amended, as well as similar state and foreign tax laws. This annual limitation may result in the expiration of a significant portion of the net operating loss carryforwards and tax credits before utilization.

Our total amount of unrecognized tax benefits as of June 29, 2013 was approximately $8.0 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.4 million as of June 29, 2013. While it is often difficult to predict the final outcome of any particular uncertain tax position, management believes unrecognized tax benefits could decrease by approximately $1.5 million in the next twelve months.

A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, net of interest and penalties, for fiscal year ended June 29, 2013, June 30, 2012 and July 2, 2011 is as follows:

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
		(Thousands)
Balance at beginning of period	$7,248	$6,853	$8,397
Additions for tax positions related to the current year	1,851	380	378
Additions for tax positions related to prior years	130	125	1,922
Reductions for tax positions related to prior years	(1,055)	(110)	(3,844)
Lapse of the applicable statute of limitations	(158)	—	—

Balance at end of period	$8,016	$7,248	$6,853

We include interest and penalties related to unrecognized tax benefits within the provision for income taxes on our consolidated statements of operations and within accrued expenses and other liabilities on our consolidated balance sheets. As of June 29, 2013 and June 30, 2012, we had accrued approximately $0.7 million and $0.4 million, respectively, for payment of interest and penalties related to unrecognized tax benefits.

We file U.S. federal, state and foreign tax returns and have determined that our major tax jurisdictions are the United States, the United Kingdom, Japan, Italy, Switzerland and China. Certain jurisdictions remain open to examination by the appropriate governmental agencies; U.S. federal, Italy, Japan and China tax years 2007 to 2013, various U.S. states tax years 2006 to 2013, and the United Kingdom tax years 2006 to 2013. We are currently under audit in China, and we believe that our tax returns are supportable as filed. However, we cannot predict the outcome of the examination, and the ultimate outcome could result in a material adjustment to our tax liability.

NOTE 14. NET LOSS PER SHARE

Basic net loss per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, stock appreciation rights, unvested restricted stock awards, warrants, shares issuable in connection with convertible notes and obligations under escrow agreements during such period. For fiscal years 2013, 2012 and 2011, we excluded such dilutive securities from the computation of diluted shares outstanding since we incurred a net loss in these periods which would have resulted in their inclusion having an anti-dilutive effect.

For fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, we excluded 17.5 million, 4.4 million and 5.1 million, respectively, of outstanding stock options, stock appreciation rights, warrants, restricted stock units or shares issuable in connection with convertible notes from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.

NOTE 15. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION

We evaluate our reportable segments in accordance with Accounting Standards Codification Topic 280, Segment Reporting, which establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements. During fiscal year 2013, we had one operating segment in which we designed, manufactured and marketed lasers and optical components, modules and subsystems for the optical communications, industrial and consumer laser markets.

Geographic Information

The following table shows revenues by geographic area for the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, based on the delivery locations of our products:

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
United States	$77,511	$68,271	$80,350
China, excluding Hong Kong	36,607	44,370	81,828
Hong Kong	124,966	41,967	47,452
Germany	72,306	47,446	46,652
Italy	26,939	23,159	46,376
Japan	57,863	59,552	45,058
Thailand	30,502	32,290	32,072
Malaysia	42,626	3,567	6,613
Rest of world	116,708	64,836	80,104

	$586,028	$385,458	$466,505

The following table sets forth our long-lived tangible assets and total assets by geographic region as of the dates indicated:

	Long-lived Tangible Assets		Total Assets
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(Thousands)
United States	$12,567	$6,672	$76,429	$69,722
China	16,047	23,194	55,897	84,286
United Kingdom	6,282	7,617	131,978	116,625
Switzerland	6,536	6,184	21,532	23,922
Thailand	10,825	12,357	19,918	18,699
Japan	33,419	—	113,321	58
Rest of world	5,656	3,592	30,819	14,994

	$91,332	$59,616	$449,894	$328,306

Product Groups

The following table sets forth revenues by product group for the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011:

	Year Ended
	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
40 Gb/s and 100 Gb/s transmission modules (1)	$135,311	$61,579	$33,490
10 Gb/s and lower transmission modules (1)	173,708	47,387	59,802
Transmission components (2)	93,608	99,096	137,056
Amplification, filtering and optical switching (3)	108,750	119,766	183,271
Industrial and consumer (4)	74,651	57,630	52,886

	$586,028	$385,458	$466,505

(1)	Includes transponders and transceivers.
(2)	Includes lasers, modulators, laser pumps, receivers and integrated lasers and modulators.
(3)	Includes amplifiers, micro-optics, dispersion compensation management, WSS modules, subsystems, ROADM line cards and thin film filters.
(4)	Includes high power laser, visible laser and VCSEL.

Significant Customers and Concentration of Credit Risk

For the fiscal year ended June 29, 2013, Cisco Systems, Inc. (Cisco) accounted for 12 percent and Huawei Technologies Co., Ltd. (Huawei) accounted for 11 percent of our revenues. For the fiscal year ended June 30, 2012, Huawei accounted for 10 percent and Fujitsu Limited accounted for 10 percent of our revenues. For the fiscal year ended July 2, 2011, Huawei accounted for 15 percent and Alcatel-Lucent accounted for 11 percent of our revenues.

As of June 29, 2013, Huawei accounted for 15 percent of our accounts receivable. As of June 30, 2012, Huawei and Ciena Corporation each accounted for 12 percent, Tellabs, Inc. accounted for 11 percent and Alcatel-Lucent accounted for 10 percent of our accounts receivable.

NOTE 16. RELATED PARTY TRANSACTIONS

As a result of our acquisition of Opnext on July 23, 2012, Hitachi, Ltd. (Hitachi) holds approximately 13 percent of our outstanding common stock as of June 29, 2013 based on Hitachi’s most recent Schedule 13G filed with the Securities and Exchange Commission on July 27, 2012.

We continue to enter into transactions with Hitachi in the normal course of business. Sales to Hitachi were $9.3 million for the year ended June 29, 2013. Purchases from Hitachi were $21.0 million for the year ended June 29, 2013. At June 29, 2013 we had $3.0 million accounts receivable due from Hitachi and $2.2 million accounts payable due to Hitachi. We also have certain capital equipment leases with Hitachi Capital Corporation as described in Note 9, Commitments and Contingencies and we lease certain facilities in Japan from Hitachi.

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

NOTE 17. SUBSEQUENT EVENTS

On September 12, 2013, we sold the Zurich Business to II-VI. We received proceeds of $92.3 million in cash on September 12, 2013. We will also receive $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims, and $2.0 million subject to a potential post-closing working capital adjustment. In addition, we retained approximately $14.7 million in accounts receivable related to the Zurich Business and approximately $9.6 million of supplier and employee related payables related to the Zurich Business which were not included in the Zurich subsidiary.

As part of the agreement, II-VI has purchased our Switzerland subsidiary, which includes its GaAs fabrication facility, and also the corresponding high power laser diodes, VCSEL and 980 nm pump laser product lines, including intellectual property, inventory, equipment and a related research and development facility in Tucson, all of which are associated with the business.

We will continue the back-end manufacturing of the 980 nm pump and some high power laser diode products at our Shenzhen, China manufacturing facility and supply them to II-VI under a manufacturing services agreement. The employees of Shenzhen, China will continue to be employed by us. In addition, various supply and transition service agreements have been established between the companies to ensure a smooth transition.

In addition, II-VI acquired an exclusive option to purchase our optical amplifier and micro-optics business (the “Amplifier Business) for $88.0 million in cash. The option to purchase our Amplifier Business, for which II-VI separately paid $5.0 million in cash, will expire if not exercised within 30 days. If this option is exercised and II-VI purchases the Amplifier Business, the option price will be applied to the purchase price. If II-VI does not exercise this option, the $5.0 million payment will be retained by us. We received the $5.0 million in cash proceeds on September 12, 2013.

On August 21, 2013, Parent, Borrower, the Lenders and the Agent entered into Waiver and Amendment Number Three to the Credit Agreement, which amended the Credit Agreement in pertinent part by: (i) extending the date by which the Borrower shall have consummated one or more asset sales with a minimum threshold of net proceeds to September 2, 2013; (ii) eliminating the mandatory reduction of the revolving credit facility upon the consummation of the asset sales described in (i) above; and (iii) adding a covenant that the Borrower is required to maintain a minimum liquidity of at least $45 million at all times (liquidity being the sum of the Borrower’s excess availability under the revolving credit facility plus the lesser of $25 million and qualified cash balances). The Borrower paid the lenders an amendment fee of $650,000.

Under the Credit Agreement, as amended, we were required to complete certain asset sales on or by September 2, 2013. We completed the sale of the Zurich Business on September 12, 2013 and applied the net proceeds to repay all amounts outstanding under the Credit Agreement. The event of default resulting from not completing the transaction on September 2, 2013 was waived on September 26, 2013. This waiver eliminated the requirement for the Agent and Lenders to make any advances, issue any letters of credit or provide any other extension of credit until the Agent and Lenders agree otherwise and prevents us from exercising any right or action set forth in the applicable loan documents that is conditioned on the absence of any event of default. If the Agent and Lenders do not agree to make amounts under the Credit Agreement available to us within 30 days of the waiver (or such later time as the Agent agrees), then the Agent and Lenders will have the option to immediately terminate the Credit Agreement.

NOTE 18. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)

The following tables set forth our unaudited condensed consolidated statements of operations data for each of the eight quarterly periods ended June 29, 2013. We have prepared this unaudited information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the fiscal quarters presented. Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net loss per share.

	Quarter Ended
	June 29, 2013	March 30, 2013	December 29, 2012	September 29, 2012
	(Thousands)
Revenues	$136,108	$141,642	$159,465	$148,813
Cost of revenues	123,220	128,475	137,156	132,775

Gross profit	12,888	13,167	22,309	16,038
Operating expenses	(56,972)	(40,571)	(27,068)	(64,547)
Other income (expense), net	(4,766)	(12,216)	(4,072)	24,584

Loss before income taxes	(48,850)	(39,620)	(8,831)	(23,925)
Income tax (benefit) provision	(1,474)	386	1,424	1,183

Net loss	(47,376)	(40,006)	(10,255)	(25,108)

Net loss per share:
Basic	$(0.52)	$(0.44)	$(0.11)	$(0.31)
Diluted	(0.52)	(0.44)	(0.11)	(0.31)
Shares used in computing net loss per share:
Basic	90,771	90,263	89,827	80,219
Diluted	90,771	90,263	89,827	80,219

	Quarter Ended
	June 30, 2012	March 31, 2012	December 31, 2011	October 1, 2011
	(Thousands)
Revenues	$104,440	$88,709	$86,488	$105,821
Cost of revenues	82,991	75,021	75,613	81,788

Gross profit	21,449	13,688	10,875	24,033
Operating expenses	(25,441)	(29,618)	(44,516)	(34,222)
Other income (expense), net	271	(564)	3,291	1,235

Loss before income taxes	(3,721)	(16,494)	(30,350)	(8,954)
Income tax provision	210	668	478	5,628

Net loss	(3,931)	(17,162)	(30,828)	(14,582)

Net loss per share:
Basic	$(0.08)	$(0.34)	$(0.61)	$(0.29)
Diluted	(0.08)	(0.34)	(0.61)	(0.29)
Shares used in computing net loss per share:
Basic	50,831	50,814	50,492	49,448
Diluted	50,831	50,814	50,492	49,448

Financial Statement Schedule II: Valuation and Qualifying Accounts

For the Years Ended June 29, 2013, June 30, 2012 and July 2, 2011

	Allowance for Doubtful Accounts	Allowance for Sales Returns
	(Thousands)
Balance at July 3, 2010	$2,046	$645
Additions charged to cost, expenses or revenues	599	645
Deductions, write-offs and adjustments	(1,523)	(236)

Balance at July 2, 2011	1,122	1,054
Additions charged to cost, expenses or revenues	94	—
Deductions, write-offs and adjustments	101	(901)

Balance at June 30, 2012	1,317	153
Balances assumed in acquisitions	485	—
Additions charged to cost, expenses or revenues	725	3,110
Deductions, write-offs and adjustments	466	(57)

Balance at June 29, 2013	$2,993	$3,206

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated March 26, 2012, among Oclaro, Inc., Tahoe Acquisition Sub, Inc. and Opnext, Inc. (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 26, 2012 and incorporated herein by reference.)

2.2	Agreement of Merger among: Oclaro, Inc., a Delaware corporation; Nikko Acquisition Corp., a Delaware corporation; Mintera Corporation, a Delaware corporation; and Shareholder Representative Services LLC, as the Stockholders’ Agent. Dated as of July 20, 2010 (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference.)

2.3	Agreement of Merger among: Oclaro, Inc., a Delaware corporation; Rio Acquisition corp., a Delaware corporation; Xtellus Inc., a Delaware corporation; and Alta Berkeley LLP, as the Stockholders’ Agent. Dated as of December 16, 2009 (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on December 22, 2009 and incorporated herein by reference.)

3.1	Amended and Restated Bylaws of Oclaro, Inc., including Amendments No. 1 and No. 2 thereto (formerly Bookham, Inc.) (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-8 dated May 5, 2009 and incorporated herein by reference.)

3.2	Amendment No. 3 to Amended and Restated By-Laws of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 28, 2011 and incorporated herein by reference.)

3.3	Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K filed on September 1, 2010 and incorporated herein by reference.)

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 27, 2012 and incorporated herein by reference.)

4.1	Indenture, dated December 14, 2012, entered into by Oclaro, Inc., Oclaro Luxembourg S.A., certain of Oclaro, Inc.’s domestic and foreign subsidiaries and Wells Fargo Bank, National Association (previously filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q/A filed on February 15, 2013 and incorporated herein by reference.)

4.2 (3)	Form of Warrant Certificate dated May 6, 2013.

10.1	Registration Rights Agreement between Oclaro, Inc. and Hitachi, Ltd. (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 24, 2012 and incorporated herein by reference.)

10.2	Purchase Agreement, dated December 14, 2012, entered into by Oclaro, Inc., Oclaro Luxembourg S.A., certain of Oclaro, Inc.’s domestic and foreign subsidiaries and Morgan Stanley & Co. LLC (previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013 and incorporated herein by reference.)

10.3 (1)	Second Amended and Restated Credit Agreement, dated as of November 2, 2012, by and among Oclaro, Inc., Oclaro Technology Ltd, Wells Fargo Capital Finance, Inc. and other lenders party thereto (previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013 and incorporated herein by reference.)

10.4	Joinder Agreement to Second Amended and Restated Credit Agreement, dated as of January 23, 2013, by and between Silicon Valley Bank and Wells Fargo Capital Finance, Inc. (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013 and incorporated herein by reference.)

10.5 (1)	Amendment Number One to Second Amended and Restated Credit Agreement and Amended and Restated Security Agreements, dated as of January 23, 2013, by and among Oclaro, Inc., Oclaro Technology Ltd, Wells Fargo Capital Finance, Inc., Silicon Valley Bank and other lenders party thereto (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013 and incorporated herein by reference.)

10.6 (1)	Security Agreement (Domestic), dated as of as of November 2, 2012, among Oclaro, Inc., Oclaro Photonics, Inc., Oclaro Technology, Inc., Oclaro (New Jersey), Inc., Oclaro (North America), Inc., Mintera Corporation, Opnext, Inc., Pine Photonics Communications, Inc., Opnext Subsystems, Inc., Wells Fargo Capital Finance, Inc., Silicon Valley Bank and other lenders party thereto (previously filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013 and incorporated herein by reference.)

10.7 (1)	Security Agreement (Foreign), dated as of as of November 2, 2012, among Oclaro, Inc., Oclaro Technology Ltd., Bookham International, Ltd., Bookham Nominees Ltd., Oclaro (Canada), Inc., Oclaro Innovations LLP, Wells Fargo Capital Finance, Inc. and other lenders party thereto (previously filed as Exhibit 10.7 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013 and incorporated herein by reference.)

10.8 (1)(3)	Amendment Number Two to Second Amended and Restated Credit Agreement and Amended and Restated Security Agreements, dated as of May 7, 2013, by and among Oclaro, Inc., Oclaro Technology Ltd, Wells Fargo Capital Finance, Inc., Silicon Valley Bank and other lenders party thereto.

10.9 (3)	Registration Rights Agreement made as of May 6, 2013 by and among Oclaro, Inc., PECM Strategic Funding L.P. and Providence TMT Debt Fund II L.P.

10.10	Asset Purchase Agreement between Oclaro, Inc. and II-VI Incorporated, Photop Technologies, Inc. (California) and Photop Koncent, Inc. (Fuzhou) (China) dated as of November 19, 2012 (previously filed as Exhibit 10.8 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013 and incorporated herein by reference.)

10.11 (1)	Amended and Restated Credit Agreement, dated as of July 26, 2011, among Oclaro, Inc., Oclaro Technology Limited, Wells Fargo Capital Finance, Inc. and other lenders party thereto (previously filed as Exhibit 10.11 to Registrant’s Annual Report on Form 10-K/A filed on January 27, 2012 and incorporated herein by reference.)

10.12 (1)	Amendment Number One to the Amended and Restated Credit Agreement, dated as of March 29, 2012, among Oclaro, Inc., Oclaro Technology Limited, Wells Fargo Capital Finance, Inc. and other lenders party thereto (previously filed as Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2012, and incorporated herein by reference.)

10.13	Consent Letter dated July 23, 2012, from Wells Fargo Capital Finance, Inc. to Oclaro, Inc. and Oclaro Technology Limited (previously filed as Exhibit 10.3 to Registrant’s Annual Report on Form 10-K filed on September 13, 2012 and incorporated herein by reference.)

10.14	Security Agreement (Domestic), dated as of July 26, 2011, among Oclaro, Inc., Oclaro Photonics, Inc., Oclaro Technology, Inc., Oclaro (New Jersey), Inc., Oclaro (North America), Inc., Mintera Corporation, Wells Fargo Capital Finance, Inc. and other lenders party thereto (previously filed as Exhibit 10.13 to Registrants Annual Report on Form 10-K/A filed on January 27, 2012 and incorporated herein by reference.)

10.15	Security Agreement (Foreign), dated as of July 26, 2011, among Oclaro, Inc., Oclaro Technology Ltd., Bookham International, Ltd., Bookham Nominees Ltd., Oclaro (Canada), Inc., Oclaro Innovations LLP, Wells Fargo Capital Finance, Inc. and other lenders party thereto (previously filed as Exhibit 10.14 to Registrants Annual Report on Form 10-K/A filed on January 27, 2012 and incorporated herein by reference.)

10.16	Lease dated December 23, 1999 by and between Silicon Valley Properties, LLC and Oclaro Photonics, Inc., with respect to 2580 Junction Avenue, San Jose, California (previously filed as Exhibit 10.32 to Registrant’s Amendment No. 1 to Transition Report on Form 10-K/A for the for the transition period from January 1, 2004 to July 3, 2004, filed on October 5, 2004 and incorporated herein by reference.)

10.17	Second Amendment to Lease dated November 30, 2010 by and between 702/703 Investors LLC and Oclaro, Inc., with respect to 2580 Junction Avenue, San Jose, California (previously filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K filed on September 9, 2011 and incorporated herein by reference.)

10.18	Pre-emption Agreement dated as of March 10, 2006, by and among Oclaro Technology Ltd, Coleridge (No. 45) Limited and Oclaro, Inc. (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.)

10.19	Lease dated as of March 10, 2006, by and among Oclaro Technology Ltd, Coleridge (No. 45) Limited and Oclaro, Inc. (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.)

10.20 (1)	Manufacturing and Purchase Agreement, dated November 8, 2011, between Oclaro, Inc. and Fabrinet. (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on February 8, 2012 and incorporated herein by reference.)

10.21 (1)	Manufacturing and Purchase Agreement, dated March 19, 2012, between Oclaro Technology, Ltd and Venture Corporation Ltd. (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2012 and incorporated herein by reference.)

10.22	Equipment and Inventory Purchase Agreement, dated March 19, 2012, between Oclaro Technology Ltd, Oclaro Technology (Shenzhen) Co., Ltd, Venture Electronics (Shenzhen) Co., Ltd, and Venture Electronics Services (M) Sdn Bhd. (previously filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2012 and incorporated herein by reference.)

10.23	Framework Agreement Regarding Transfer and Leaseback of Industrial Plants, dated May 15, 2012, between Oclaro Technology (Shenzhen) Co., Ltd., a subsidiary of Oclaro, Inc. and Shenzhen Fangdao Technology Co., Ltd. (previously filed as Exhibit 10.13 to Registrant’s Annual Report on Form 10-K filed on September 13, 2012 and incorporated herein by reference.)

10.24 (2)	2004 Sharesave Scheme (previously filed as Exhibit 10.20 to Registrant’s Transition Report on Form 10-K for the transition period from January 1, 2004 to July 3, 2004, filed on September 16, 2004 and incorporated herein by reference.)

10.25 (2)	U.K. Subplan to the 2004 Stock Incentive Plan (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2005, and incorporated herein by reference.)

10.26 (2)	Form of Incentive Stock Option, Form of Non-Statutory Stock Option, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Award Agreement (previously filed as Exhibit 10.25 to Registrant’s Annual Report on Form 10-K filed on September 9, 2011 and incorporated herein by reference.)

10.27 (2)	2011 Employee Stock Purchase Plan (previously filed as Appendix A to our Proxy Statement for our 2011 Annual Meeting of Stockholders, filed with the SEC on September 9, 2011 and incorporated herein by reference.)

10.28 (2)	Oclaro, Inc. Amended and Restated 2004 Stock Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on October 28, 2010, and incorporated herein by reference.)

10.29 (2)	Employment Agreement, dated September 11, 2013, between Oclaro, Inc. and Greg Dougherty (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 17, 2013, and incorporated herein by reference.)

10.30 (2)	Contract of Employment between Oclaro Technology Ltd and Jim Haynes (previously filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the year ended July 2, 2005, and incorporated herein by reference.)

10.31 (2)	Amended and Restated Employment Agreement, dated August 4, 2010, between Oclaro, Inc. and Alain Couder (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 10, 2010 and incorporated herein by reference.)

10.32 (2)	Second Amended and Restated Employment Agreement, dated July 26, 2012, between Oclaro, Inc. and Alain Couder (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 1, 2012 and incorporated herein by reference.)

10.33 (2)	Form of Executive Severance and Retention Agreement, between Oclaro, Inc. and its executive officers (previously filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed on May 6, 2008 and incorporated herein by reference.)

10.34 (2)	Form of Executive Severance and Retention Agreement, between Oclaro, Inc. and its executive officers (previously filed as Exhibit 10.33 to Registrant’s Annual Report on Form 10-K filed on September 9, 2011 and incorporated herein by reference.)

10.35 (2)	Form of Executive Severance and Retention Agreement, between Oclaro, Inc. and its executive officers. (previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2011 and incorporated herein by reference.)

10.36 (2)	First Amendment to the Executive Severance and Retention Agreement, dated as of December 14, 2010, by and between Oclaro, Inc., a Delaware corporation, and Catherine Hunt Rundle (also known as Kate Rundle) (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q, filed on February 10, 2011 and incorporated herein by reference.)

10.37 (2)	First Amendment to the Executive Severance and Retention Agreement, dated as of December 14, 2010, by and between Oclaro, Inc., a Delaware corporation, and Jerry Turin (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q, filed on February 10, 2011 and incorporated herein by reference.)

10.38 (2)	Form of Indemnification Agreement, between Oclaro, Inc. and directors and executive officers (previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on February 6, 2008 and incorporated herein by reference.)

10.39 (2)	Form of Indemnification Agreement between Avanex Corporation and each of its directors and officers (previously filed as Exhibit 10.1 of Avanex Corporation’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999 and incorporated herein by reference.)

10.40 (2)	Pine Photonics Communications, Inc. 2000 Stock Plan (previously filed as Exhibit 10.1 to Opnext, Inc.’s Registration Statement 333-138262 on Form S-1 filed on October 27, 2006 and incorporated herein by reference.)

10.41 (2)	Opnext, Inc. 2001 Long-Term Stock Incentive Plan (previously filed as Exhibit 10.3 to Opnext, Inc.’s Registration Statement 333-138262 on Form S-1 filed on October 27, 2006 and incorporated herein by reference.)

10.42 (2)	Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement (previously filed as Exhibit 10.4 to Opnext, Inc.’s Registration Statement 333-138262 on Amendment Number 1 to Form S-1 filed on December 13, 2006 and incorporated herein by reference.)

10.43 (2)	Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives (previously filed as Exhibit 10.4A to Opnext, Inc.’s Registration Statement 333-138262 on Amendment Number 1 to Form S-1 filed on December 13, 2006 and incorporated herein by reference.)

10.44 (2)	Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement (previously filed as Exhibit 10.4C to Opnext, Inc.’s Registration Statement 333-138262 on Amendment Number 1 to Form S-1 filed on December 13, 2006 and incorporated herein by reference.)

10.45 (2)(3)	Oclaro, Inc. (Opnext, Inc.) Third Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of July 23, 2013.

10.46 (2)	Form of nonqualified stock option agreement between Opnext, Inc. and Harry L. Bosco (previously filed as Exhibit 10.2 to Opnext, Inc.’s Current Report on Form 8-K filed on January 28, 2011 and incorporated herein by reference.)

10.47 (2)	Form of restricted stock unit agreement between Opnext, Inc. and Harry L. Bosco (previously filed as Exhibit 10.3 to Opnext, Inc.’s Current Report on Form 8-K filed on January 28, 2011 and incorporated herein by reference.)

10.48 (2)	Employment agreement between Opnext, Inc. and Harry L. Bosco (previously filed as Exhibit 10.1 to Opnext, Inc.’s Current Report on Form 8-K filed on January 28, 2011 and incorporated herein by reference.)

10.49 (2)	Avanex 1998 Stock Plan, as amended and restated (previously filed as Exhibit 10.2 of Avanex Corporation’s Annual Report on Form 10-K (File No. 000-29175) filed on September 5, 2008 and incorporated herein by reference.)

10.50 (2)	Avanex 1999 Director Option Plan, as amended (previously filed as Exhibit 10.5 of Avanex Corporation’s Annual Report on Form 10-K (File No. 000-29175) filed on September 5, 2008 and incorporated herein by reference.)

10.51 (2)	Form of stock option agreement between Avanex and certain of its directors (previously filed as Exhibit 10.45 to Registrant’s Annual Report on Form 10-K filed on September 4, 2009 and incorporated herein by reference.)

10.52 (2)	Variable Pay Plan (previously filed as Exhibit 5.02 to Registrant’s Current report on Form 8-K filed on August 2, 2010 and incorporated herein by reference.)

10.53 (2)	Variable Pay Program (previously filed as Appendix B to our Proxy Statement for our 2011 Annual Meeting of Stockholders, filed with the SEC on September 9, 2011 and incorporated herein by reference.)

21.1 (3)	List of Oclaro, Inc. subsidiaries

23.1 (3)	Consent of Independent Registered Public Accounting Firm

31.1 (3)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2 (3)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 (3)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 (3)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS (4)	XBRL Instance Document

101.SCH (4)	XBRL Taxonomy Extension Schema Document

101.CAL (4)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (4)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (4)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (4)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.
(2)	Management contract or compensatory plan or arrangement.
(3)	Filed herewith.
(4)	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.