Form 10-K/A
period 2013-06-29
OCLARO, INC.
filed 2013-10-28
CIK 1110647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant was $139,320,000 based on the last reported sale price of the registrant’s common stock on December 28, 2012 as reported by the NASDAQ Global Select Market ($1.54 per share). As of October 1, 2013, there were 92,873,320 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended June 29, 2013 (the “2013 Form 10-K”) originally filed on September 27, 2013 (the “Original Filing”) by Oclaro, Inc., a Delaware corporation (“Oclaro,” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended June 29, 2013.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

OCLARO, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

OUR EXECUTIVE OFFICERS

Executive officers are elected by and serve at the discretion of the Board of Directors (the “Board”) of Oclaro. The names of our current executive officers, their ages as of October 18, 2013 and their positions with the Company are set forth below, followed by certain other information about them. No arrangements or understandings exist between any executive officer and any other person pursuant to which such person was selected as an officer.

Name	Age	Position
Greg Dougherty	53	Chief Executive Officer and Director
Jim Haynes	51	President, Integrated Photonics
Kate Rundle	56	Executive Vice President, General Counsel and Corporate Secretary
Jerry Turin	51	Chief Financial Officer
Dr. Terry Unter	61	Chief Operating Officer

Mr. Dougherty has served as Chief Executive Officer of Oclaro since June 2013 and has served as a director of Oclaro since April 2009. Prior to Oclaro, Mr. Dougherty served as a director of Avanex Corporation a leading global provider of Intelligent Photonic solutions ™ from April 2005 to April 2009, when Avanex and Bookham merged to create Oclaro. Mr. Dougherty also served as a director of Picarro, Inc., a manufacturer of ultra-sensitive gas spectroscopy equipment using laser-based technology, from October 2002 to July 2013 He also served on the board of directors of the Ronald McDonald House at Stanford from January 2004 to December 2009. From February 2001 until September 2002, Mr. Dougherty was the Chief Operating Officer at JDS Uniphase Corporation (JDS), an optical technology company. Prior to JDS he was the Chief Operating Officer of SDL, Inc., from March 1997 to February 2001 when they were acquired by JDS. From 1989 to 1997, Mr. Dougherty was the Director of Product Management and Marketing at Lucent Technologies Microelectronics in the Optoelectronics Strategic Business Unit. Mr. Dougherty received a B.Sc. degree in Optics in 1983 from the University of Rochester.

James Haynes has served as President of Oclaro’s Integrated Photonics business since September 2013. From January 2012 to September 2013 as President, Global Business From January 2011 to January 2012 he served as President and General Manager of our Phototonics components business. From March 2005 to January 2011 he served as our Chief Operating Officer. From August 2004 to March 2005, Mr. Haynes was the Officer Vice President, U.K. Operations, of Bookham Technology plc. From June 2003 to August 2004, Mr. Haynes served as Vice President Operations and Site Leader, Caswell for Bookham. From December 2000 to June 2003, Mr. Haynes served as Chief Operating Officer of Agility Communications, Inc., a tunable laser company. From 1998 to December 2000, Mr. Haynes served as Director of Technology of Nortel Networks Corporation. Mr. Haynes received his B.Sc. (Hons) in materials science and technology from Swansea University, Wales.

Kate Rundle has served as our Executive Vice President, General Counsel and Corporate Secretary since November 2007. Prior to joining Oclaro, from February 2006 to May 2007, Ms. Rundle was Vice President, General Counsel and Corporate Secretary of MIPS, Inc., a publicly-traded semiconductor technology licensing company. Ms. Rundle also worked at Sun Microsystems from 1997 to 2006, holding a number of positions including Senior Director responsible for the worldwide legal support of the company’s marketing organization. Earlier in her career, Ms. Rundle was IP Counsel for The 3DO Company and worked at the law firm of Wilson, Sonsini, Goodrich & Rosati. Ms. Rundle earned her B.A., magna cum laude, in sociology and political science from the University of California, Berkeley and her J.D. from the University of California, Hastings College of the Law.

Jerry Turin has served as our Chief Financial Officer since August 2008. From July 2005 to July 2008, Mr. Turin served as our Corporate Controller. From April 2008 to July 2008, Mr. Turin served as our Vice President of Finance. From 1999 to 2002, Mr. Turin served as Controller of Silicon Spice Inc. (which was acquired by Broadcom Corporation in October 2000), a developer of gateway and carrier access chipsets, software and development tools. In addition, Mr. Turin was the Corporate Controller at Cirrus Logic, a publicly traded semiconductor company. Prior to his corporate finance experience, Mr. Turin spent 12 years with Deloitte & Touche, rising to the position of Senior Manager of Audit Services. A substantial portion of his time with Deloitte & Touche was in the firm’s Silicon Valley practice. Mr. Turin received his bachelor’s degree in Business Administration and Commerce from the University of Alberta in Alberta, Canada and is a member of the Canadian Institute of Chartered Accountants and the Institute of Chartered Accountants of Alberta. On October 8, 2013, Mr. Turin informed the Company that he intends to resign effective November 8, 2013

Dr. Terence Unter has served as Oclaro’s Chief Operating Officer since May 2012. From February 2011 to May 2012, Dr. Unter served as President and General Manager, Optical Networks Solutions at Oclaro. He previously served as Executive Vice President of Oclaro’s Transport Systems Solutions division from July 2010 to January 2011. From February 2004 to July 2010, Dr. Unter was President and CEO of Mintera Corporation, a privately-held leader in high-performance optical transport sub-systems solutions, which was acquired by Oclaro in July 2010. Prior to joining Mintera, Dr. Unter was Chief Operating Officer at Corvis Corporation, a leading provider of intelligent optical network solutions. Before joining Corvis, Dr. Unter held a number of executive management positions at companies in the communications industry including Alcatel, where he was responsible for managing the creation of Alcatel’s “Optronics” subsidiary and for which he managed a semiconductor joint venture in China. In the early part of his career, Dr. Unter held various engineering, management and operations positions with Northern Telecom, Alcatel Mietec and Sprague Electric. Dr. Unter holds B.Sc. (honors) and Ph.D. degrees in electronic engineering from the University of Southampton, U.K.

Peter J. Mangan, aged 54, has been selected to serve as our Chief Financial Officer, effective November 11, 2013. Mr. Mangan has served as our vice president of corporate finance since May 2012. Since joining Oclaro, Mr. Mangan has been responsible for the global operations finance team and recently the corporate accounting and tax group. From February 2008 to May 2012, Mr. Mangan was the chief financial officer at Trident Microsystems, a public fabless semiconductor company that sold television and set top box integrated circuits. Trident filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code on January 4, 2012. Prior to Trident, Mr. Mangan worked in a wide range of finance positions with leading companies including AMD, FormFactor, Spansion, Asyst Technologies, and Sun Microsystems. He holds a bachelor’s degree in Business Economics from University of California, Santa Barbara.

OUR DIRECTORS

Our Board currently consists of nine directors, separated into three equal classes. The Class I directors are Messrs. Collins and W. Smith and Ms. Holland; the Class II directors are Messrs. Cowan and Dougherty and Ms. Peterson; and the Class III directors are Messrs. Bosco, Lee and J. Smith. The Class I, Class II and Class III directors serve until the annual meeting of stockholders to be held in 2014, 2015, and 2013 respectively, or until their respective successors are elected and qualified. The names of our directors, their ages as of October 18, 2013 and their positions with the Company are set forth below, followed by certain other information about them. Other than as disclosed in the registration statement on Form S-4 (File No. 333-181254) filed by us with the Commission relating to the appointment of former Opnext directors to the Board in connection with our acquisition of Opnext, no arrangements or understandings exist between any director or person nominated for election as a director and any other person pursuant to which such person was selected as a director or nominee for election as a director.

Name	Age	Position
Greg Dougherty	53	Chief Executive Officer and Director
Marissa Peterson	51	Chair of the Board of Directors
Harry Bosco	68	Director
Edward Collins (1)(3)	71	Director
Kendall Cowan (1)(2)	59	Director
Lori Holland (1)(2)	55	Director
Dr. David Lee (2)	64	Director
Joel A. Smith, III (2)(3)	68	Director
William L. Smith (3)	56	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Set forth below is a brief biographical description of each of our directors. The primary individual experience, qualifications, attributes and skills of each of our directors that led to the Nominating/Governance Committee’s and Board’s conclusion that such director should serve as a member of the Board are also described in the following paragraphs.

Mr. Dougherty’s biography is set forth under the heading “Our Executive Officers.”

Ms. Peterson, was elected Chair of the Board of Directors in June 2013 and has served as a director of Oclaro since July 2011. She currently runs an executive coaching and management consulting practice. Ms. Peterson was formerly Executive Vice President, Worldwide Operations, Services and Customer Advocacy for Sun Microsystems Inc., a seller of computers, computer components, computer software, and information technology services until her retirement in 2005 after 17 years with the company. From August 2008 to the present, Ms. Peterson has served as a director of Humana Inc., a healthcare provider, and is currently a member of their nominating and corporate governance and organization and compensation committees. From August 2006 to the present, she has served as a director for Ansell Limited, a public company listed on the Australia Stock Exchange and is a global leader in healthcare safety and protection solutions, where she is currently a member of the audit and risk committee and chairperson of the business transformation process committee. In addition, Ms. Peterson currently serves as a director of Quantros, Inc., a software and services provider of data management, decision support analytics, and clinical business intelligence solutions to the healthcare industry. She previously served as a director of Supervalu Inc. and the Lucile Packard Children’s Hospital at Stanford, and served on the board of trustees of Kettering University. Ms. Peterson has received the distinction of being an NACD (National Association of Corporate Directors) Board Leadership Fellow. She earned an M.B.A. from Harvard University, and an honorary doctorate of management and a B.S. in mechanical engineering from Kettering University.

Mr. Bosco has served as a director of Oclaro since July 2012. Mr. Bosco served as President, Chief Executive Officer and Chairman of the Board of Opnext prior to the completion of the merger with Oclaro in July 2012. Mr. Bosco was Opnext’s President and Chief Executive Officer from December 2010 through July 2012, and a member of the company’s board from November 2000 through July 2012, including serving as Chairman of the Board from April 2009 through July 2012. Mr. Bosco previously served as Opnext’s President and Chief Executive Officer from November 2000 until March 2009. Mr. Bosco served in various management, engineering and executive positions at Lucent Technologies, AT&T and Bell Laboratories from 1965 until October 2000, including Optical Networking Group President. Mr. Bosco holds an Associate of Science and Bachelor of Science in Electrical Engineering from Pennsylvania State University/Monmouth University and a Master’s degree in Electrical Engineering from Polytechnic Institute of New York. Mr. Bosco has served as a director of Arris, Inc. since 2002.

Mr. Collins has served as a director of Oclaro since May 2008. From 1995 to the present, Mr. Collins has served as the Managing Director and a Partner at ChinaVest Group, a private equity group investing in China. In connection with the winding up of ChinaVest V, LP, he is Chairman and CEO of Phoenix Liquidation, Inc. In addition, from 2007 to 2010, Mr. Collins served as Chairman, and is currently a director only, of California Bank of Commerce. From 1999 to 2011 he served as chairman of the audit committee of TFC – the Taiwan Greater China Fund, listed on the NYSE. He is presently a director and chairman of the audit committee of the successor to TFC, the Shelton Greater China Fund. From 1988 to 1994, Mr. Collins was a partner at the law firm of McCutchen, Doyle, Brown, & Enersen, where he was responsible for the Greater China practice. He has served as counsel to various investment groups, banks and manufacturing companies in Hong Kong and Taiwan, and is a member of the State Bar of California. Mr. Collins also serves as non-executive Chairman of Branded Spirits, Ltd., a privately held company that sells wine and branded spirits in China, Hong Kong and Macau and of MedioStream, Inc., a software company since 2001. Since 2012 Mr. Collins has been Senior Counsel with the international law firm White and Case.

Mr. Cowan has served as a director of Oclaro since July 2012. Prior to Oclaro, Mr. Cowan served on Opnext’s Board of Directors from March 2007 through July 2012. Mr. Cowan has served as Chairman and Chief Executive Officer of The Cowan Group, LLC, an investment and consulting firm, since January 2000, and Chairman and Chief Executive Officer of Cowan Holdings, Inc., since October 2006. Mr. Cowan is also a shareholder and board member of several privately owned businesses. In addition, Mr. Cowan currently serves as a board member of Lea County Bancshares, Inc., and served as a board member and chairman of the audit committee of DBSD North America, Inc., a provider of satellite and terrestrial wireless service, from 2006 until March 2012. Mr. Cowan was the Chief Financial Officer of Alamosa Holdings, Inc., a wireless telephone network operator, from December 1999 until February 2006, and he served on the Board from April 2003 to February 2006. He became a partner in an international public accounting firm in 1983, and from January 1986 until September 1993 he was a partner at Coopers & Lybrand. Mr. Cowan received his Bachelor’s in Business Administration in accounting in 1976 from Texas Tech University. He is a Certified Public Accountant and a member of both the American Institute of Certified Public Accountants and the Texas Society of Certified Public Accountants.

Ms. Holland has served as a director of Oclaro since September 2004. Ms. Holland previously served as a director of Oclaro’s predecessor, Bookham Technology plc, from April 1999 until September 2004. Ms. Holland has more than 25 years of experience in senior finance leadership roles with high-technology companies. She served as the CFO of Read-Rite Corporation, a publicly-traded supplier of magnetic recording heads, from 1990 to 1995. She also served as the CFO of technology companies NeoMagic Corporation from 1995 to 1996 and Zaffire, Inc. from 1999 to 2000. Ms. Holland served as a director and audit committee member of Credence Systems Corporation, a publicly-traded test equipment supplier, from September 2004 until August 2008 when Credence merged with LTX Corporation. Ms. Holland served as a director, audit committee member and nominating and corporate governance committee member of LTX-Credence Corporation with service ending December 2011. From June 2005 to December 2006, Ms. Holland served on the Board of Directors of WiderThan, a Korean company listed on the NASDAQ National Market. Ms. Holland also served as a director and chair of the audit committee, and was a member of the nominating and governance and compensation committees of Apache Design Solutions from January 2011 through July 2011, when the company was sold to Ansys and the entire Apache Board resigned. Ms. Holland earned a bachelor’s degree in economics from California Polytechnic State University and completed the Stanford Executive MBA program in 1993.

Mr. Lee has served as a director of Oclaro since July 2012. Prior to Oclaro, Dr. Lee served on Opnext’s Board of Directors since its inception through July 2012. Dr. Lee has been Founding Managing Partner of KAILAI Investments, a private equity firm making investments in China, since 2005. He is also a co-founder and Managing General Partner of Clarity Partners, L.P., a private equity firm based in Beverly Hills, California. Prior to the formation of Clarity Partners in 2000, Dr. Lee co-founded Global Crossing, Ltd., a global broadband communication services provider, serving as President and Chief Operating Officer from 1997 until 2000, as well as a member of the Board of Directors from 1997 until 2001. From 1989 until 1997, Dr. Lee was a Managing Director at Pacific Capital Group, a private equity firm. Prior to joining Pacific Capital Group, Dr. Lee was Group Vice President of Finance and Acquisitions at TRW Information Systems Group. He has also held various executive positions at Comsat, a satellite communications company, and practiced public accounting at Arthur Andersen LLP. Dr. Lee is the Chairman of the Board of Overseers of the University of Southern California, Keck School of Medicine. Dr. Lee is a trustee of The J. Paul Getty Trust and Chair of the Board of Trustee, the California Institute of Technology. Dr. Lee is a graduate of McGill University and holds a Doctorate in Physics with a minor in Economics from the California Institute of Technology.

Mr. Joel A. Smith III has served as a director since April 2009 and served as lead independent director of Oclaro between July 2011 and June 2013. Prior to Oclaro, Mr. Smith served as a director of Avanex Corporation from December 1999 to April 2009, when Avanex and Bookham merged to create Oclaro. Mr. Smith was the Dean of the Darla Moore School of Business of the University of South Carolina from October 2000 to December 2007. Previously, Mr. Smith served as the President of Bank of America East, a financial institution, from October 1998 to September 2000. From July 1991 to October 1998, Mr. Smith served as President of Nations Bank Carolinas, a financial institution. Mr. Smith earned a bachelor’s degree in political science and economics from the University of the South.

Mr. William L. Smith has served as a director of Oclaro since July 2012. Prior to Oclaro, Mr. Smith served on Opnext’s Board of Directors from April 2009 to July 2012. Mr. Smith has been at AT&T since February 1979, and since January 2010 has served as President, AT&T Network Operations, where he is responsible for all network-related operations across AT&T’s global service footprint, including network planning and engineering, AT&T’s global network operations center, mobility and wireline central offices, undersea cable infrastructure, construction and engineering with wireless field operations, core installation and maintenance, U-verse field operations and customer care centers. From March 2008 to January 2010, Mr. Smith was President, Local Network Operations at AT&T, where he was responsible for all local network-related operations across AT&T’s domestic footprint. From October 2007 to March 2008, Mr. Smith was AT&T’s Executive Vice President — Shared Services, in charge of mass market and enterprise operations, corporate real estate, procurement, regional wireline planning, and business planning and integration, and from January 2007 to October 2007 he served as AT&T’s Senior Vice President of Network Operations in the Southeast. Before AT&T’s acquisition of BellSouth Corporation in December 2006, Mr. Smith served as Chief Technology Officer for BellSouth from 2001 until December 2006, responsible for setting the overall technology direction for BellSouth’s core infrastructure. In that position, he was responsible for network and operations technology, internet protocol applications, next generation strategy, and BellSouth Entertainment, LLC. Mr. Smith graduated with honors from North Carolina State University at Raleigh in 1979, and is on the board of advisors of its graduate school. He is the former chairman of the board of the Make a Wish Foundation of Georgia and Alabama and has served on several other non-profit boards.

There are no family relationships among any of our directors and executive officers. No director or executive officer is related by blood, marriage or adoption to any other director or executive officer.

CORPORATE GOVERNANCE

The Board believes that good corporate governance is important to ensure that Oclaro is managed for the long-term benefit of our stockholders. This section describes key corporate governance guidelines and practices that Oclaro has adopted. Complete copies of the committee charters and code of business conduct and ethics described below are available on our website at www.oclaro.com. Alternatively, you can request a copy of any of these documents without charge by writing to Oclaro, Inc., 2560 Junction Avenue, San Jose, California 95134, Attention: Corporate Secretary.

Corporate Governance Guidelines

The Board has adopted corporate governance guidelines to assist the Board in the exercise of its duties and responsibilities and to serve the best interests of Oclaro and our stockholders. These guidelines, which provide a framework for the conduct of the Board’s business, provide that:

•	in the event that the Chairman of the Board is not an independent director, the nominating and corporate governance committee will nominate an independent director to serve as our “Lead Director” who will be approved by the majority of our independent directors;

•	the principal responsibility of the directors is to oversee the management of Oclaro;

•	a majority of the members of the Board shall be independent directors;

•	the independent directors shall meet in executive session at least twice a year and at other times upon request of an independent director;

•	directors shall have full and free access to officers and employees of Oclaro and, as necessary and appropriate, independent advisors;

•	new directors shall participate in an orientation program and all directors are expected to participate in continuing director education on an ongoing basis; and

•	at least annually the nominating and corporate governance committee shall oversee a self-evaluation of the Board designed to determine whether the Board and its committees are functioning effectively.

Director Attendance at Annual Meeting of Stockholders

Our corporate governance guidelines provide that each director is responsible for his or her attendance at our annual stockholder meeting. Five of our nine directors serving at the time attended our 2012 annual meeting of stockholders.

Board of Directors Meetings

The Board held sixteen meetings, including by telephone conference, during fiscal year 2013. The compensation committee of the Board held four meetings, including by telephone conference, during fiscal year 2013. The audit committee of the Board held ten meetings, including by telephone conference, during fiscal year 2013. The nominating and corporate governance committee of the Board held four meetings during fiscal year 2013. All directors attended 94% of the meetings of the Board and the committees on which they served, if any, during the period that they served on the Board or any such committees.

Board Committees

The Board has standing audit, compensation and nominating and corporate governance committees, each of which operates under a charter that has been approved by the Board. A current copy of each committee’s charter is posted on the Corporate Governance section of our website, www.oclaro.com.

The members of the compensation committee of the Board are Mr. Cowan (Chair), Ms. Holland, Mr. J. Smith and Mr. Lee; the members of the audit committee of the Board are Ms. Holland (Chair), Mr. Collins and Mr. Cowan; and the members of the nominating and corporate governance committee of the Board are Mr. J. Smith (Chair), Mr. B. Smith and Mr. Collins.

The Board has determined that all of the current members of each of the three standing committees described above are independent as defined under the rules of the NASDAQ Stock Market, including, in the case of all members of the audit committee of the Board, the independence requirements of Rule 10A-3 under the Exchange Act.

Audit Committee. The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and evaluating the independence of our independent registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including through the receipt and consideration of certain reports from the firm;

•	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	establishing procedures for the receipt and retention of accounting related complaints and concerns; and

•	meeting independently with our independent registered public accounting firm and management.

The Board has determined that Lori Holland, Kendall Cowan and Edward Collins are “audit committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K.

Compensation Committee. The compensation committee’s responsibilities include:

•	reviewing and approving, or making recommendations to the Board with respect to, the compensation of our Chief Executive Officer and other executive officers;

•	making recommendations to the Board with respect to incentive compensation and equity-based plans;

•	administering our incentive compensation and equity-based plans;

•	preparing an annual committee report for inclusion in our proxy statements; and

•	reviewing and discussing our Compensation Discussion and Analysis with senior management and recommending to the Board that the same be included in our proxy statement.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee’s responsibilities include:

•	reviewing with the Board, on an annual basis, the requisite skills and criteria for new board members and the composition of the Board as a whole;

•	recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees;

•	reviewing and making recommendations to the Board with respect to director compensation;

•	developing and recommending to the Board corporate governance guidelines;

•	overseeing the self-evaluation of the Board; and

•	overseeing an annual review by the Board of succession planning.

Board Leadership

Under our current corporate governance guidelines, the Board does not have a set policy on whether the offices of Chair of the Board and Chief Executive Officer should be held by separate individuals or by the same individual. The Board believes that its current leadership structure best serves the objectives of the Board’s oversight of management, the ability of the Board to carry out its roles and responsibilities on behalf of the shareholders, and the Company’s overall corporate governance. The Board also believes that the current separation of the Chair of the Board of Directors and CEO roles allows the CEO to focus his time and energy on operating and managing the Company and leveraging the experience and perspectives of the Chair of the Board of Directors. The Board periodically reviews the leadership structure and may make changes in the future.

Our corporate governance guidelines provide that in the event that the Chair of the Board is not an independent director, the nominating and corporate governance committee may nominate an independent director to serve as “Lead Director,” who shall be approved by a majority of the independent directors. If appointed, the Lead Director will have significant responsibilities with respect to our corporate governance. The Lead Director’s responsibilities will include the following:

•	presiding at all meetings of the Board at which the Chair of the Board of Directors is not present, including executive sessions of the independent directors;

•	meeting with any director who is not adequately performing his or her duties as a member of the Board or any committee;

•	serving as liaison between the Chair of the Board of Directors and Chief Executive Officer and the independent directors;

•	approving information sent to the Board;

•	approving meeting schedules to assure that there is sufficient time for discussion of all agenda items;

•	working with the Chair of the Board of Directors in the preparation of the agenda for each board of director meeting and approve such meeting agendas;

•	otherwise consulting with the Chair of the Board of Directors and Chief Executive Officer on matters relating to corporate governance and board of director performance; and

•	if requested by a major stockholder, making himself or herself available for consultation and direct communication.

Following the appointment of Ms. Peterson as the Chair of the Board in June 2013, Mr. J. Smith, who served as the Lead Director since July 2009, stopped serving in that capacity.

Risk Oversight

The Board as a whole has oversight responsibility for our risk management process. This risk oversight function is carried out both by the full board and by individual committees that are tasked by the Board with oversight of specific risks. The audit committee oversees risks associated with financial and accounting matters including compliance with legal and regulatory requirements, and our financial reporting and internal control systems. The compensation committee evaluates risks associated with our compensation policies and practices so as not to encourage or reward excessive risk-taking by our executives or employees.

On a regular basis the Board receives information and reports from committees, senior management and/or outside counsel and consultants and discusses the identification, assessment, management and mitigation of the risks associated with our strategic and business plans and operations. The Board also holds regular sessions with members of management with the specific purpose of identifying, prioritizing and managing those risks that we believe are material to our operations.

Director Nomination Process

In the event of a decision to nominate one or more non-incumbents for service on the Board, due to the resignation of a sitting director or otherwise, our nominating and corporate governance committee would undertake a process to identify and evaluate director candidates. This process would include requests to board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by the Chairman of the Board, the Lead Director and other members of our nominating and corporate governance committee and the Board. The committee would also consider the extent to which a given candidate increases the diversity of the Board in terms of professional background, business experience, education, and other factors.

In general, in considering whether to recommend any particular candidate for inclusion in the Board’s slate of recommended director nominees, the nominating and corporate governance committee will apply the criteria set forth in our corporate governance guidelines. These criteria include the candidate’s integrity, business acumen, commitment to understanding our business and industry, experience, conflicts of interest and the ability to act in the interests of all stockholders. Further, specific consideration is given to, among other things, diversity of background and experience that a candidate would bring to the Board. The committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge and abilities that will allow the Board to fulfill its responsibilities.

Stockholders may recommend individuals to the nominating and corporate governance committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to our nominating and corporate governance committee at the following address: Oclaro, Inc., 2560 Junction Avenue, San Jose, California 95134, Attention: Corporate Secretary. Assuming that appropriate biographical and background material has been provided on a timely basis, the committee will evaluate stockholder recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Stockholders also have the right under our By-laws to directly nominate director candidates, without any action or recommendation on the part of the committee or the Board, by following the procedures to be set forth under “Stockholder Proposals for 2014 Annual Meeting” in the proxy statement for our 2013 annual meeting of stockholders (the “Annual Meeting”).

Communicating with the Directors

The Board will give appropriate attention to written communications that are submitted by stockholders and will respond if and as appropriate. The Chair of the Board, with the assistance of our General Counsel, is primarily responsible for monitoring communications from stockholders and for providing copies or summaries to the other directors as he considers appropriate.

Communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments that the Chair of the Board of Directors or the Lead Director, if there is one, considers to be important for the directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications.

Stockholders who wish to send communications on any topic to the Board should address such communications to the Board c/o Corporate Secretary, Oclaro, Inc., 2560 Junction Avenue, San Jose, California 95134.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers, contractors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have posted a current copy of the code on our website, www.oclaro.com . In addition, we intend to post on our website all disclosures that are required by law or NASDAQ listing standards concerning any amendments to, or waivers from, any provision of the code of business conduct and ethics. There were no waivers of the code of business conduct and ethics in fiscal year 2013.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and the holders of more than 10% of our common stock to file with the Commission initial reports of ownership of our common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% stockholders are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of reports filed by the reporting persons furnished to us, or written representations from such reporting persons, we believe that, during fiscal year 2013, all filings required to be made by our reporting persons were timely made in accordance with the requirements of Section 16(a) of the Exchange Act, except that Messrs. Bosco, Collins, Cowan, Dougherty, Lee, J. Smith, and W. Smith, Ms. Holland, and Ms. Peterson failed to file one report on Form 4 with respect to one transaction consisting of a grant of restricted stock.

Item 11. Executive Compensation

DIRECTORS COMPENSATION

Fiscal year 2013

The Board believes that providing competitive compensation is necessary to attract and retain qualified non-employee directors. In fiscal year 2013, each of our non-employee directors received an annual retainer of $40,000 and other compensation (as described below) for meetings in excess of five in-person meetings and four telephonic meetings per year. Additional compensation consisted of $1,000 for each additional in-person meeting during the year and $500 for each additional telephonic meeting lasting less than two hours and $1,000 for each additional telephonic meeting lasting two or more hours during the year. The lead independent director received an additional annual retainer of $10,000. The chairman of the audit committee received an additional annual retainer of $37,000, the chairman of the compensation committee received an additional annual retainer of $18,000 and the chairman of the nominating and corporate governance committee received an additional annual retainer of $16,500. Each member of the audit committee received an additional $10,000 for up to eight meetings and was entitled to receive additional compensation (as described above) for additional meetings during the year. Each member of the compensation committee received an additional $7,000 for up to eight meetings and was entitled to receive additional compensation (as described above) for additional meetings during the year. Each member of the nominating and corporate governance committee received an additional $5,000 for up to six meetings and was entitled to receive additional compensation (as described above) for additional meetings during the year. We reimbursed directors for reasonable out-of-pocket expenses incurred in attending Board and committee meetings.

Pursuant to a resolution adopted by the Board, on the date of our 2012 annual meeting of stockholders, each non-employee director was granted 43,918 shares of restricted stock, provided that the director was serving as a director both immediately before and immediately after the 2012 annual meeting of stockholders. Such restricted stock vests as to all of the underlying shares on the first anniversary of the date of grants, and will vest in full upon a change of control of Oclaro.

Fiscal Year 2014

At a meeting held on July 24, 2013, the Board decided to retain our current non-employee director compensation arrangements for fiscal year 2014. In fiscal year 2014, the annual retainer for each of our non-employee directors will be $40,000, with the same additional compensation as in fiscal year 2013 described above. On the date of the Annual Meeting, subject to stockholder approval of an incentive plan to be presented to stockholders at the Annual Meetings, each non-employee director will be granted a restricted stock grant of 5,000 shares plus a number of shares with a value equal to $100,000 divided by the average closing stock price for the 30 days ending on the date of the Annual Meeting. The qualification and vesting terms of such award will be the same as those for the restricted stock granted in fiscal year 2013. In our discretion, we may grant additional equity awards to our non-employee directors under our stock incentive plans.

Director Compensation Table

The following table sets forth information concerning the compensation of our non-employee directors for fiscal year 2013:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)		Option Awards($)	All Other Compensation($)	Total ($)
Edward B. Collins	$66,250	$87,397	(3)	—	—	$153,647
Lori Holland	$104,250	$87,397	(3)	—	—	$191,647
Marissa Peterson	$81,815	$87,397	(3)	—	—	$169,212
Joel A. Smith III	$75,972	$87,397	(3)	—	—	$163,369
Harry Bosco	$42,500	$87,397	(3)	—	—	$129,897
David Lee	$47,750	$87,397	(3)	—	—	$135,147
William L. Smith	$46,750	$87,397	(3)	—	—	$134,147
Kendall Cowan	$56,937	$87,397	(3)	—	—	$144,334

(1)	Compensation information for Messrs. Couder and Dougherty is set forth below under “Compensation Discussion and Analysis” and the corresponding compensation tables, footnotes and narratives.
(2)	The amounts in this column reflect the grant date fair value, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation (ASC 718), of grants of restricted stock awards made during the fiscal year ended June 29, 2013. There can be no assurance that the ASC 718 amounts will ever be realized. The assumptions we used to calculate these amounts are included in Note 12 to our audited consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended June 29, 2013 (the “Annual Report”). The restricted stock awards vest as to 100% of the shares subject to the restricted stock awards one year following the date of grant.
(3)	Consists of the grant date fair value, computed in accordance with ASC 718, of $87,397 for a restricted stock award granted on October 30, 2012.

Outstanding Stock Options and Stock Awards Held by Directors

The following table summarizes the number of outstanding stock awards and option awards held by each of our non-employee directors as of the end of fiscal year 2013.

Name	Stock Awards (1)	Option Awards (2)
Harry Bosco	43,918	535,500
Edward B. Collins	43,918	35,779
Kendal Cowan	43,918	38,066
Lori Holland	43,918	42,096
David Lee	43,918	—
Marissa Peterson	43,918	17,046
Joel A. Smith III	43,918	38,071
William L. Smith	43,918	—

(1)	Stock awards consist of unvested shares of common stock subject to such awards.
(2)	Option awards include vested and unvested shares of common stock subject to such awards.

Compensation Committee Interlocks and Insider Participation

Messrs. Cowan, Lee and J. Smith and Ms. Holland are the persons who served on our compensation committee during fiscal year 2013. During fiscal year 2013, no executive officer of Oclaro served as a director or member of the compensation committee (or other committee serving an equivalent function) of any other entity, whose executive officers served on the Board or our compensation committee.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis provides information regarding the fiscal 2013 compensation program for our Chief Executive Officer, our Chief Financial Officer and the three executive officers (other than our Chief Executive Officer and Chief Financial Officer) who were serving as the most highly-compensated executive officers of the Company during the fiscal year ended June 29, 2013. During fiscal 2013, these individuals were:

•	Greg Dougherty, our Chief Executive Officer;

•	Jerry Turin, our Chief Financial Officer;

•	Terry Unter, our Chief Operating Officer;

•	Catherine Rundle, our Executive Vice President, General Counsel, and Corporate Secretary;

•	Jim Haynes, our President, Global Business; and

•	Alain Couder, our former Chairman of our Board of Directors and Chief Executive Officer.

We refer to these executive officers collectively in this Compensation Discussion and Analysis and the related compensation tables as the “Named Executive Officers.”

Specifically, this Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each material component of compensation that we provide to the Named Executive Officers. In addition, we explain how and why the Compensation Committee of our Board of Directors (the “Compensation Committee”) arrived at the specific compensation policies and decisions involving the Named Executive Officers during fiscal 2013.

Significant Management Changes during Fiscal 2013

Mr. Couder resigned from his positions as our Chairman of our Board of Directors and Chief Executive effective June 6, 2013. At that time, Mr. Dougherty, a member of our Board of Directors, was appointed our Chief Executive Officer.

Executive Summary

During our fiscal year 2013, we were one of the largest providers of lasers and optical components, modules, and subsystems for the optical communications, industrial and consumer laser markets. Through in-house development and a series of strategic acquisitions and mergers, we have created one of the most extensive and vertically-integrated product portfolios in the fiber optics industry.

We operate in a highly competitive and cyclical industry. One of our principal objectives is to achieve significant levels of profitability by increasing revenues and reducing expenses. During fiscal 2013, we did not achieve our financial objectives due to the difficulties of merging with Opnext, general industry conditions, and our liquidity issues. As a result, our executive officers’ actual total direct compensation was well below the median of the competitive market.

Notwithstanding our operating results, however, we believe it is vital to retain and motivate our executive officers if we are to achieve our long-term financial and strategic objectives. Therefore, during fiscal 2013, we continued to use long-term incentive compensation in the form of time-based and performance-based equity awards to align the interests of our executive officers and our stockholders and to satisfy our retention objectives. In addition, we continued to provide annual cash incentive compensation opportunities to our executive officers that link these awards to the achievement of the goals reflected in our annual operating plan. Thus, we believe that our executive compensation program is designed to successfully achieve our principal objectives.

Fiscal 2013 Business Highlights

During fiscal 2013, we recorded the following financial results:

•	Our revenues were $586.0 million, compared to $385.5 million in fiscal 2012;

•	Our gross margin was 11%, compared to 18% in fiscal 2012;

•	We recorded an operating loss of $124.8 million, compared to an operating loss of $63.8 million for fiscal 2012; and

•	We recorded a net loss of $122.7 million, compared to a net loss of $66.5 million for fiscal 2012.

Fiscal 2013 Executive Compensation Actions

In line with our performance and compensation objectives, in July 2012 the Compensation Committee approved, the following compensation actions for our executive officers, including the Named Executive Officers, for fiscal 2013:

•	Targeted their base salaries at the 50th percentile of the competitive market, with modest merit adjustments for some of our executive officers;

•	Did not make any annual cash incentive awards since we did not meet the threshold performance levels for fiscal 2013 under our annual cash incentive plan; and

•	Granted long-term incentive compensation in the form of equity awards that consisted of time-based restricted stock awards and performance-based restricted stock awards tied to our revenue position as compared to our peer group at the end of fiscal 2013, with each award vehicle equally weighted.

Fiscal 2013 Executive Compensation Policies and Practices

We endeavor to maintain sound governance standards consistent with our executive compensation policies and practices. The Compensation Committee evaluates our executive compensation program on an ongoing basis to ensure that it is consistent with the Company’s short-term and long-term goals given the dynamic nature of our business and the market in which we compete for executive talent. The following policies and practices were in effect during fiscal 2013:

•	Independent Compensation Committee. The Compensation Committee is comprised solely of independent directors who have established effective means for communicating with stockholders regarding their executive compensation ideas and concerns.

•	Independent Compensation Committee Advisors. The Compensation Committee engaged its own compensation consultant to assist with its fiscal 2013 compensation reviews. This consultant performed no consulting or other services for the Company.

•	Annual Executive Compensation Review. The Compensation Committee conducts an annual review and approval of our compensation strategy, including a review of our compensation peer group used for comparative purposes and a review of our compensation-related risk profile to ensure that our compensation-related risks are not reasonably likely to have a material adverse effect on the Company.

•	Executive Compensation Policies and Practices. Our compensation philosophy and related corporate governance policies and practices are complemented by several specific compensation practices that are designed to align our executive compensation with long-term stockholder interests, including the following:

•	Compensation At-Risk. Our executive compensation program is designed so that a significant portion of compensation is “at risk” based on corporate performance, as well as equity-based to align the interests of our executive officers and stockholders.

•	No Perquisites. We do not provide any perquisites or other personal benefits to our executive officers;

•	No Tax Reimbursements. We do not provide any tax reimbursement payments (including “gross-ups”) on any perquisites or other personal benefits, other than standard relocation benefits;

•	No Special Health or Welfare Benefits. Our executive officers participate in broad-based company-sponsored health and welfare benefits programs on the same basis as our other full-time, salaried employees;

•	No Post-Employment Tax Reimbursements. We do not provide any tax reimbursement payments (including “gross-ups”) on any severance or change-in-control payments or benefits;

•	“Double-Trigger” Change-in-Control Arrangements. All change-in-control payments and benefits are based on a “double-trigger” arrangement (that is, they require both a change-in-control of the Company plus a qualifying termination of employment before payments and benefits are paid);

•	Performance-Based Incentives. We use performance-based short-term and long-term incentives;

•	Multi-Year Vesting Requirements. The equity awards granted to our executive officers vest or are earned over multi-year periods, consistent with current market practice and our retention objectives; and

•	Hedging Prohibited. We prohibit our employees from hedging any Company securities.

Fiscal 2012 Stockholder Advisory Vote on Executive Compensation

At our fiscal 2012 Annual Meeting of Stockholders, we conducted a stockholder advisory vote on the fiscal 2012 compensation of the Named Executive Officers (commonly known as a “Say-on-Pay” vote). Our stockholders approved the fiscal 2012 compensation of the Named Executive Officers with approximately 95% of the votes cast in favor of the proposal. This follows our fiscal 2011 Say-on-Pay vote, for which 96% of the votes cast supported the compensation of the Named Executive Officers.

We believe that the outcome of the Say-on-Pay vote reflects our stockholders’ support of our compensation approach, specifically our efforts to attract, retain, and motivate the Named Executive Officers. Accordingly, no significant design changes were made to the executive compensation program following the fiscal 2012 Say-on-Pay vote. Further, any design changes resulting from the Say-on-Pay vote would not typically show up in compensation until the following fiscal year due to the timing of our annual meeting of stockholders compared to the Compensation Committee meeting at which compensation decisions are made.

We value the opinions of our stockholders and will continue to consider the outcome of future Say-on-Pay votes, as well as feedback received throughout the year, when making compensation decisions for our executive officers, including the Named Executive Officers. The next stockholder advisory vote on the compensation of the Named Executive Officers will take place at the Annual Meeting.

Based on the results of a separate stockholder advisory vote on the frequency of future shareholder advisory votes regarding the compensation of the Named Executive Officers (commonly known as a “Say-When-on-Pay” vote) conducted at our fiscal 2011 Annual Meeting of Stockholders, our Board of Directors determined that we will hold our Say-on-Pay votes on an annual basis.

Compensation Philosophy and Objectives

We believe that the quality, skills, and dedication of our executive officers are critical factors affecting our performance and stockholder value. Accordingly, the key objective of our executive compensation program is to attract, retain, and motivate superior executive talent while maintaining an appropriate cost structure. In addition, we seek to implement an overarching pay-for-performance philosophy by designing our executive compensation program to link a substantial component of our executive officers’ target total direct compensation to the achievement of performance objectives that directly correlate to the enhancement of stockholder value. Thus, the Compensation Committee believes that the compensation paid to our executive officers should be closely aligned with our corporate performance on both a short-term and long-term basis, linked to specific, measurable results and that such compensation should assist us in motivating and retaining the key executive officers critical to our long-term success. Finally, our executive compensation program is designed to maintain an appropriate balance of annual and long-term incentive compensation opportunities to ensure an appropriate focus on operational objectives and the creation of long-term stockholder value.

Compensation Program Design

To accomplish the foregoing objectives, the Compensation Committee has historically (including for fiscal 2013) structured our executive compensation program to include the following principal compensation elements:

•	Base salaries that are competitive with those paid by the competitive market, allowing us to attract and retain key executives;

•	Annual cash incentive compensation opportunities that may be earned twice per year based on the level of achievement as measured against pre-established performance goals related to the important financial objectives set forth in our annual operating plan;

•	Long-term incentive compensation in the form of equity awards that aligns the interests of our executive officers with those of our stockholders and promotes our retention objectives; and

•	Post-employment severance benefits for certain involuntary terminations.

Generally, the Compensation Committee seeks to allocate a substantial portion of our executive officers’ target total direct compensation opportunity to elements that are performance-based and, therefore, “at risk.” The Compensation Committee also seeks to allocate a substantial portion of our executive officers’ target total direct compensation opportunity to long-term incentive compensation in the form of equity awards. Nonetheless, the Compensation Committee does not maintain formal policies for allocating among annual and long-term compensation or among cash and non-cash compensation. Instead, the Compensation Committee maintains flexibility and adjusts different elements of compensation based upon its evaluation of our key compensation objectives from year to year.

While compensation levels may differ among our executive officers, including the Named Executive Officers, based on the role, responsibilities and performance of each individual executive officer, there are no material differences in the compensation philosophy, policies, or practices for our executive officers,

Compensation-Setting Process

Role of Compensation Committee

The Compensation Committee is the primary architect of our executive compensation program. The Compensation Committee conducts an annual review of our executive compensation strategy to ensure that it is appropriately aligned with our business strategy and achieving our desired objectives. The Compensation Committee also reviews market trends and changes in competitive compensation practices, as further described below. Based on its review and assessment, the Compensation Committee from time to time recommends changes in our executive compensation program to our Board of Directors.

Our Board of Directors reviews all compensation actions relating to our executive officers, including the Named Executive Officers. For fiscal 2013, the Compensation Committee approved the compensation for each of our executive officers, including our Chief Executive Officer and the other Named Executive Officers. The Compensation Committee also oversaw management’s decisions concerning the compensation of other company officers, administered our equity compensation plans, and evaluated the effectiveness of our overall executive compensation program.

The Compensation Committee’s authority, duties, and responsibilities are described in its charter, which is reviewed annually and revised and updated as warranted. The charter is available at investor.oclaro.com/governance.cfm.

Role of Executive Officers

In formulating its compensation decision, the Compensation Committee meets with our Chief Executive Officer and Executive Vice President of Human Resources to obtain their feedback and recommendations with respect to the structure of our executive compensation program, as well as an assessment of the performance of each individual executive officer and their recommendations on the compensation for each individual executive officer. In addition, our Chief Executive Officer, Chief Financial Officer, and Executive Vice President of Human Resources develop recommendations for performance measures and target award opportunities under our annual cash incentive compensation plan based on management’s business forecast both at the company and business unit levels. These recommendations are reviewed and approved first by the Compensation Committee and then by our Board of Directors.

Role of Compensation Consultant

The Compensation Committee has the authority to retain the services of external advisors, including compensation consultants, legal counsel, accounting, and other advisors. During fiscal 2013, the Compensation Committee engaged Compensia, Inc., a national compensation consulting firm (“Compensia”), as its adviser for certain compensation matters, including the compensation of our executive officers and the members of our Board of Directors. Compensia was engaged directly by the Compensation Committee to provide an independent review of our executive compensation program, including an analysis of both the competitive market and the design of the various elements of the program. More specifically, Compensia furnished the Compensation Committee with reports on competitive market practices relating to the following matters:

•	Annual and long-term incentive compensation plan design;

•	Annual share utilization and stockholder dilution levels resulting from our employee stock plans; and

•	Executive stock ownership and retention values.

As part of its engagement with the Compensation Committee, Compensia evaluated and recommended changes to our compensation peer group, and using this compensation peer group provided competitive market data and analysis relating to the compensation of our Chief Executive Officer and our other executive officers. Compensia also assisted us with our risk assessment of our compensation programs.

Compensia provided no additional consulting services to us or to our Board of Directors apart from executive and director compensation matters in fiscal 2013. The Compensation Committee has considered the independence of Compensia in light of the new listing standards of NASDAQ on compensation committee independence and the rules of the Securities and Exchange Commission. Based on these standards and rules, the Compensation Committee has concluded that the work performed by Compensia did not raise any conflict of interest.

Competitive Positioning

In arriving at its recommendations to our Board of Directors on the amounts and elements of compensation for our executive officers, including the Named Executive Officers, for fiscal 2013, the Compensation Committee relied on competitive market data and analysis prepared by Compensia based on our compensation peer group. In selecting companies for the compensation peer group, the Compensation Committee identified companies that were comparable to us on the basis of revenues, industry, global scope of operations, and market capitalization and which the Compensation Committee believed compete with us for executive talent. In particular, the compensation peer group for fiscal 2013 was determined based on the following criteria:

•	Global communications equipment and semiconductor companies; and

•	Companies with revenues between $190 million and $1 billion (approximately 1/3 to 2 times our trailing 12 months revenues).

For fiscal 2013, Compensia recommended, and the Compensation Committee approved, the compensation peer group set forth below. This compensation peer group reflected certain changes approved by the Compensation Committee to take into account our merger with Opnext.

ADTRAN	Intersil	QLogic
Arris Group	IPG Photonics	Rofin-Sinar	Technologies
Black Box	JDS Uniphase	Synaptics
Coherent	NeoPhotonics	Tellabs
Cymer	NETGEAR	TriQunit	Semiconductor
EMCORE	Newport
Finisar	Oplink		Communications
Harmonic	Opnext
II-VI Incorporated	OSI		Systems
Infinera Corp	PMC-Sierra
Integrated Device Technology

Compensia also recommended, and the Compensation Committee approved, the use of the Radford survey data for analyzing our executive officers’ compensation in fiscal 2013.

In past years, the Compensation Committee generally sought to set total target direct compensation for our executive officers at the 50th percentile of the competitive market. “Total target direct compensation” is the sum of base salary, target annual incentive compensation, and target long-term incentive compensation. However, total target direct compensation, as well as individual components, have in the past varied by executive officer based on his or her experience, level of responsibility, and performance. For fiscal 2013 compensation, motivated primarily by our pay-for-performance philosophy, the Compensation Committee considered our performance and determined to recommend to our Board of Directors that, other than an increase to Mr. Couder’s base salary in connection with the amendment and restatement of his employment agreement and modest increases to reflect a cost-of-living adjustment, no increases be made to base salaries and target annual incentive levels for fiscal 2013, which were targeted at the 50th percentile of the competitive market. As a direct result of these and other compensation decisions, total actual direct compensation paid to the Named Executive Officers for fiscal 2013 was limited to a level below the 25th percentile of our peer companies.

Compensation Elements

As noted above, during fiscal 2013, the compensation of our executive officers, including the Named Executive Officers, primarily consisted of base salary, an annual cash incentive award opportunity, long-term incentive compensation, and post-employment severance benefits for certain involuntary terminations. Each element of our executive compensation program is discussed in more detail below.

Compensation Element	Objective	Compensation Element Details for Fiscal 2013
Base salary	Fixed cash payments designed to compensate each executive officer based on the size and scope of his or her position, individual expertise, experience, and performance

• Determined with reference to the median of the compensation peer group

• Based on our performance in fiscal 2012, our Chief Financial Officer did not receive base salary adjustments for fiscal 2013

• Other than an increase to Mr. Couder’s base salary in connection with the amendment and restatement of his employment agreement, the other Named Executive Officers received only nominal cost-of-living adjustments to their base salaries.

Annual cash incentive compensation	Semi-annual cash incentive awards designed to incent our executive officers to work to achieve our annual financial and operational performance objectives as reflected in our annual operating plan

• Target annual cash incentive award opportunities were set with reference to the median of the compensation peer group

• Important short-term financial and operational measures (as described below) were set for each of the six-month performance periods ended December 31, 2012 and June 30, 2013

• Award levels for each pre-established measure ranged from 50% of target, or the “threshold” amount, to a maximum of 150% of target, or the “stretch” amount

• Failure to achieve the “threshold” levels for each of the pre-established performance measures would result in no awards being made

• Based on our failure to achieve the “threshold” levels for both pre-established performance measures in each of the six-month performance periods, none of the Named Executive Officers received any annual cash incentive award for fiscal 2013 performance

Long-term incentive compensation

Equity awards designed to incent our executive officers to work to achieve our long-term financial and operational performance objectives

In addition to aligning the interests of our executive officers and stockholders, the use of multiple equity vehicles to deliver our long-term incentive compensation opportunities supports our pay for performance philosophy:

• Time-based restricted stock awards facilitate retention of our executive officers; and

• Performance-based restricted stock awards incent our executive officers to work to achieve longer-term financial objectives directly aligned with our financial performance

• Target long-term incentive compensation awards were set with reference to the 60th percentile of the compensation peer group

• To increase retention value and reorient our executive officers’ historically below-market levels of compensation, approximately half of the equity award value as of the date of grant was granted in the form of a time-based restricted stock award

• To link long-term incentives to our overall financial performance, approximately half of the equity award value as of the date of grant was granted in the form of performance-based restricted stock award

Post-employment severance benefits for certain involuntary terminations	Payments and benefits are designed to help retain our executive leadership in the event of a pending change in control of the Company and also to provide our executive officers with financial security in the event of a loss of employment

• In 2012, our Named Executive Officers (other than Mr. Couder) entered into new Executive Severance and Retention Agreements which include a “double-trigger” requirement for any payments or benefits

• Mr. Couder’s employment agreement already contained a “double-trigger” requirement and Mr. Dougherty’s employment agreement contains a “double-trigger” requirement. See “Post-Employment Severance Benefits” below.

Base Salary

Generally, the Compensation Committee reviews the base salaries of our executive officers, including our Named Executive Officers, each fiscal year and makes recommendation to our Board of Directors for adjustments to their base salaries to take into account competitive market data, company and individual performance from the prior fiscal year and promotions or changes in responsibilities. Typically, our Board of Directors sets the base salaries of our executive officers at levels which are at the median of the competitive market as reflected in our compensation peer group, and after taking into consideration each individual executive officer’s role and the scope of his or her responsibilities, his or her experience, and the base salary levels of the other executive officers.

As a result of our fiscal 2012 performance, the Compensation Committee recommended, and our Board of Directors determined, not to increase the base salary of our Chief Financial Officer for fiscal 2013 and to make only modest increases to the base salaries of the other Named Executive Officers largely to reflect a cost-of-living adjustment. In the case of our former Chief Executive Officer, our Board of Directors determined to increase his base salary as set forth in the following table as part of the amendment and restatement of his employment agreement as discussed in more detail under “Employment Agreements – Amendment of Mr. Couder’s Employment Agreement” in this Compensation Discussion and Analysis.

Named Executive Officer	Fiscal 2012 Base Salary	Fiscal 2013 Base Salary	Percentage Increase
Mr. Couder	$575,000	$650,000	13.1%
Mr. Turin	$338,000	$338,000	—
Mr. Unter	$310,000	$330,000	6%
Ms. Rundle	$330,000	$340,000	3%
Mr. Haynes (1)	$359,000	$360,000	—

(1)	Mr. Haynes base salary was 230,050 U.K. pounds sterling in fiscal 2012 and 237,000 U.K. pounds sterling in fiscal 2013. Converted from U.K. pounds sterling to U.S. dollars using the noon buying rate of exchange of U.S. dollars to U.K. pounds sterling of $1.52 on June 28, 2013 and $1.56 on June 29, 2012, respectively.

The annual base salary of our Chief Executive Officer, Mr. Dougherty, was set at $600,000 by our Board of Directors in arms-length negotiations with him in connection with his appointment as our Chief Executive Officer in June 2013.

The base salaries paid to the Named Executive Officers during fiscal 2013 are set forth in the Summary Compensation Table below.

Annual Cash Incentive Compensation

Through our annual cash incentive plan, we seek to motivate our executive officers, including the Named Executive Officers, by linking cash incentive awards to our corporate financial and operational performance. In designing this plan, our Chief Executive Officer, Chief Financial Officer, and Executive Vice President of Human Resources develop and recommend performance measures and related target levels, which are then reviewed and subject to adjustment by the Compensation Committee and our Board of Directors. The performance measures and related payout levels are determined based on management’s business forecast both at the corporate and business unit levels, as reviewed and approved by our Board of Directors.

For fiscal 2013, the performance measures for the first half of fiscal 2013 (that is, the period ending January 1, 2013) were net inventory levels and adjusted EBITDA and the performance measure for the second half of fiscal 2013 (that is, the period ending June 30, 2013) was adjusted EBITDA, with the target levels for each measure based on our objectives for the applicable six-month period. The performance measures for the first six-month period contained a “double-trigger” requirement, meaning that a “threshold” level for each performance measure had to be achieved for the six-month period before any award was earned for that performance period. We selected net inventory and adjusted EBITDA as our performance measures for the plan because our Board of Directors believed that these were important indicators aligned with both our near-term and long-term financial objectives of profitable growth and cash generation. Adjusted EBITDA is calculated as net income/loss excluding the impact of income taxes, net interest income/expense, depreciation and amortization, net foreign currency translation gains/losses, as well as restructuring, acquisition and related costs, non-cash compensation related to stock and options, and other unusual one-time charges. For fiscal 2013, the target levels for these performance measures were set substantially above the levels included in our annual business plan to challenge management to attain superior performance.

The key features of the annual cash incentive plan for fiscal 2013 were as follows:

•	For the six-month period ended January 1, 2013, the “threshold,” “target,” and “stretch” net inventory target levels were $180M, $190M, and $200M , respectively, and the adjusted EBITDA target levels were $0, $4.0M, and $8.0M, respectively.

•	The plan for the six-month period ended June 30, 2013, was suspended.

•	Our actual achievement as measured against these performance measure target levels was to be calculated, and (if achieved) awards were to be paid, on a six-month basis.

•	Award opportunities were to be based entirely on relative achievement of the financial performance measures; there was no individual performance component in the fiscal 2013 annual cash incentive plan.

•	Each executive officer’s target annual cash incentive award opportunity was established as a percentage of his or her annual base salary based on a review of the competitive market and the scope of his or her responsibilities and duties, as follows:

•	Our former Chief Executive Officer’s target annual cash incentive award opportunity was set at 100% of his annual base salary (as part of the amendment and restatement of his employment agreement as discussed in more detail elsewhere in this Compensation Discussion and Analysis)

•	The target annual cash incentive award opportunities of the other Named Executive Officers were set at 60% of their annual base salaries.

•	Award opportunities for each performance measure ranged from 50% of the target level (which represented the “threshold” performance level) to a maximum of 150% of the target level (which represented the “stretch” performance level). Intermediate results are interpolated on a straight-line basis.

•	If we failed to achieve the “threshold” performance level for either of the two performance measures, no awards would be made.

For each of the six-month periods in fiscal 2013 described above, we did not achieve the requisite threshold performance levels for the applicable performance measures. Consequently, we did not make any annual cash incentive awards to our executive officers, including the Named Executive Officers, for fiscal 2013.

Discretionary Cash Bonuses

On July 24, 2012, the Compensation Committee granted a one-time cash bonus of $25,000 to Ms. Rundle in recognition of her exceptional efforts on the sale of our building in Shenzhen, China. On June 6, 2013, Mr. Dougherty received a sign-on bonus of $300,000 in connection with his appointment as our Chief Executive Officer.

Long-Term Incentive Compensation

We believe consistent execution of our business strategy over multi-year periods will lead to sustained growth in the market price of the Company’s common stock. For 2013, we offered the long-term incentive compensation element of our executive compensation program in the form of time-based restricted stock awards for shares of the Company’s common stock, and performance-based restricted stock awards for shares of the Company’s common stock. We believe that these equity awards effectively align the interests of our executive officers with those of our stockholders and provide each individual executive officer with a significant incentive to manage the Company from the perspective of an owner with an equity stake in the business. We also believe that these equity awards serve as an effective retention tool for our executive officers, as unvested awards are generally forfeited if he or she voluntarily leaves us.

Generally, the Compensation Committee approves, and our Board of Directors ratifies, the equity award for each executive officer in an amount that is intended to create a meaningful opportunity for equity ownership based upon the individual’s current position with us. In making their recommendations and decisions, however, the Compensation Committee and our Board of Directors also take into account:

•	each individual executive officer’s potential for future responsibility and promotion over the term of the award;

•	the individual executive officer’s performance in recent fiscal years; and

•	the size and status of the outstanding equity awards held by the individual executive officer at the proposed time of grant.

In addition, the Compensation Committee and our Board of Directors consider market data drawn from the compensation peer group, and determine the amount of each award consistent with the Compensation Committee’s and our Board of Directors’ objective of setting long-term incentive compensation at a competitive level in relation to the market, subject to individual variations. For fiscal 2013, the Compensation Committee determined to formulate its equity award recommendations with reference to the 60th percentile of the long-term incentive compensation data for the compensation peer group. In making its equity award determinations, the Compensation Committee and our Board of Directors also consider annual share usage and overall stockholder dilution.

The Compensation Committee determined that the equity awards to be granted to our executive officers would be allocated half to time-based restricted stock unit awards and half to performance-based restricted stock unit awards. The Compensation Committee believed that this mix of equity awards for fiscal 2013 was consistent with our pay-for-performance philosophy. The time-based restricted stock unit awards were to vest in 25% increments on the anniversary of the date of grant over four years. The performance-based restricted stock unit awards were to be earned based on our two-year performance as measured at the end of fiscal 2014, with half of the shares to be earned based on our revenue growth relative to a specified group of direct industry peer companies and half to be earned based on our ability to achieve pre-established EBITDA levels as measured over two consecutive fiscal quarters over the 24-month period from the date of grant.

The equity awards for shares of the Company’s common stock granted to our Named Executive Officers by our Board of Directors in July 2012 were as follows:

Named Executive Officer	Time-Based Restricted Stock Unit Awards (Number of Shares)	Performance-Based Restricted Stock Unit Awards (Number of Shares)
Mr. Couder (1)	200,000	200,000
Mr. Turin	50,000	50,000
Mr. Unter	60,000	60,000
Mr. Rundle	50,000	50,000
Mr. Haynes	60,000	60,000

(1)	Mr. Couder’s equity award was determined as part of the amendment and restatement of his employment agreement as discussed in more detail below where in this Compensation Discussion and Analysis.

In June 2013, in connection with his appointment as our Chief Executive Officer, our Board of Directors agreed to grant Mr. Dougherty an equity award for eight hundred thousand shares of the Company’s common stock. The amount of this award and the specific vesting provisions of the award was determined by our Board of Directors in arms-length negotiations with Mr. Dougherty.

The equity awards granted to the Named Executive Officers in fiscal 2013 are set forth in the Summary Compensation Table and the Grants of Plan-Based Awards Table below.

Health, Welfare, and Other Benefits; Perquisites

Our executive officers, including the Named Executive Officers, are eligible to participate in our employee benefit plans, which are generally provided for all full-time employees, including a tax-qualified Section 401(k) savings plan. We currently match any contributions made to the Section 401(k) plan by our employees, including our executive officers, of up to 4% of the employee’s compensation (up to a $255,000 annual salary limit).

In addition, we provide other benefits to our executive officers, including the Named Executive Officers, on the same basis as all of our full-time employees in the country in which they are resident. These benefits include group health (medical, dental, and vision) insurance, group disability insurance, and group life insurance.

Currently, we do not provide any perquisites to our executive officers, including the Named Executive Officers.

Employment Agreements

We do not have written employment agreements with any of the Named Executive Officers, other than our current Chief Executive Officer, Mr. Dougherty and former Chief Executive Officer, Mr. Couder. The negotiation of these employment agreements was undertaken on our behalf by the Compensation Committee and approved by our Board of Directors. We decided to use written agreements to document the terms and conditions of Messrs. Dougherty and Couder’s employment given the significance of their service as our Chief Executive Officer. We use a written agreement to document the terms and conditions of Mr. Haynes’ employment since such arrangements are customary in the United Kingdom.

These employment agreements provide for an initial base salary, an annual cash incentive award opportunity, and an equity award recommendation. These agreements also set forth the rights and responsibilities of each party and protect both parties’ interests in the event of a termination of employment by providing for certain payments and benefits under specified circumstances, including following a change in control of the Company. Finally, these agreements prohibit the subject executive officer from engaging directly or indirectly in competition with us, recruiting or soliciting any of our employees, diverting our customers to a competitor, or disclosing our confidential information or business practices.

In filling the chief executive officer position, the Compensation Committee and our Board of Directors were aware that it would be necessary to retain (in the case of Mr. Couder) and hire (in the case of Mr. Dougherty) an individual with the requisite experience and skills to manage a growing business in a volatile environment. Accordingly, it recognized that it would need to develop a competitive compensation package to attract a qualified candidate in a dynamic labor market. Moreover, any employment offer would have to contain a financial inducement sufficient to motivate the individual to assume a demanding position in a new and unfamiliar organization facing unique challenges. At the same time, the Compensation Committee and our Board of Directors were sensitive to the need to integrate a new chief executive officer into our existing executive compensation structure, balancing both competitive and internal equity considerations.

Mr. Dougherty’s Employment Agreement

On June 6, 2013, Mr. Dougherty was appointed our Chief Executive Officer. At that time, our Board of Directors agreed to provide Mr. Dougherty with certain compensation elements. On September 11, 2013, the Company and Mr. Dougherty formalized the following compensation arrangements in an employee agreement:

•	A “sign-on” bonus in the amount of $300,000;

•	An annual base salary of $600,000; and

•	An annual cash incentive award opportunity equal to 100% of his annual base salary, with such awards to be based upon the achievement of certain corporate and individual performance objectives, and with such award opportunity subject to a maximum payment equal to 200% of his annual base salary.

In addition, our Board of Directors agreed to grant Mr. Dougherty an equity award for eight hundred thousand shares of the Company’s common stock, with half of the shares of the Company’s common stock subject to such award to vest over four years based upon Mr. Dougherty’s continued employment with the Company and half of the shares of the Company’s common stock subject to such award to be earned upon the achievement of certain corporate and individual performance objectives and, thereafter, subject to a three-year time-based vesting requirement. Further, an additional set of performance objectives for such equity award which, if achieved, will result in full and immediate acceleration of vesting for the entire award in a period that may be as short as one year.

The employment agreement also provides Mr. Dougherty with the opportunity to receive certain post-employment payments and benefits in the event of certain terminations of employment. These post-employment severance benefits are described in more detail in “Post-Employment Severance Benefits” and “Employment, Change of Control and Severance Arrangements” below.

Amendment of Mr. Couder’s Employment Agreement

On July 23, 2012, the Board of Directors entered into an amended and restated employment agreement (the “Amended Agreement”) with Mr. Couder, who was then the Chairman of our Board of Directors and our Chief Executive Officer. Under the Amended Agreement, Mr. Couder would continue to serve as the Chairman of our Board of Directors and Chief Executive Officer until June 30, 2014, when he would retire from his position as our Chief Executive Officer. Following his retirement, Mr. Couder would continue to serve as the Executive Chairman of our Board of Directors until September 30, 2014. At that time, Mr. Couder would be eligible to receive substantially the same payments and benefits described in the Amended Agreement that he would receive as a result of a “qualifying termination of employment” (as defined in the Amended Agreement) that did not take place in connection with a change in control of the Company, with slight modifications to reflect his retirement.

Under the Amended Agreement, Mr. Couder’s base salary was set at $650,000 per year and he was eligible to receive annual cash incentive awards based upon the achievement of pre-established corporate and individual performance objectives. The target annual cash incentive award opportunity would be equal to 100% of his base salary, with a maximum award for exceeding such objectives up to a maximum award equal to 200% of his base salary.

Under the Amended Agreement, Mr. Couder also was granted a restricted stock award for 400,000 shares of the Company’s common stock and was eligible to receive an additional restricted stock award for 400,000 shares of the Company’s common stock in fiscal 2014. Half of the shares of the Company’s common stock subject to these restricted stock awards were subject to time-based vesting requirements, with the other half subject to vesting upon the achievement of pre-established corporate and individual performance objectives.

The Amended Agreement also provided Mr. Couder with the opportunity to receive certain post-employment payments and benefits in the event of certain terminations of employment. These post-employment severance benefits are described in more detail in “Post Employment Compensation” and “Employment, Change of Control and Severance Arrangements” below.

Post-Employment Severance Benefits

Each of the Named Executive Officers other than Messrs. Dougherty, Couder and Haynes have entered into an Executive Severance and Retention Agreement. These Executive Severance and Retention Agreements provide, under certain circumstances, for payments and benefits upon an involuntary termination of employment following a change in control of the Company. In the case of Mr. Dougherty, his employment agreement provides, and in the case of Mr. Couder, his Amended and Restated Employment Agreement provided, for certain payments and benefits in similar circumstances (other than in connection with his death) as well as involuntary terminations occurring in the absence of a change in control.

The payments and benefits payable under these arrangements in the event of a change in control of the Company are subject to a “double trigger,” meaning that both a change in control of the Company and a subsequent involuntary termination of employment are required. In other words, the change in control of the Company does not by itself trigger any payments or benefits; rather, payments and benefits are paid only if the employment of the executive officer is subsequently terminated without “cause” (or the executive officer resigns for “good reason”) during a specified period following the change in control. We believe that a “double trigger” arrangement maximizes stockholder value because it prevents an unintended windfall to our executive officers in the event of a change in control of the Company, while still providing them appropriate incentives to cooperate in negotiating a transaction involving a potential change in control of the Company in which they believe they may lose their jobs.

We believe providing these arrangements help us compete for and retain executive talent. After reviewing the practices of companies represented in the compensation peer group, we believe that our severance and change of control benefits are generally comparable with severance packages offered to executives by the companies in the compensation peer group.

Post-Employment Severance Benefit Arrangements with Mr. Dougherty

The employment agreement with Mr. Dougherty described above provides that if we terminate his employment without cause, or if he resigns his employment with “good reason” (a “Qualifying Termination”), then he will be eligible to receive the following payments and benefits:

•	A cash payment equal to the sum of twice his annual base salary and twice his target annual cash incentive award opportunity;

•	Accelerated vesting of all outstanding and unvested restricted stock and/or restricted stock unit awards which vest based on his continued employment; and

•	A monthly payment in the amount of $6,000 for 24 months in lieu of continuing other benefits, such as health and welfare benefits.

In addition, if Mr. Dougherty’s employment is terminated as the result of a Qualifying Termination in connection with a change in control of the Company, then the payments and benefits to which he would be eligible would include, in addition to those set forth above for a Qualifying Termination, accelerated vesting of all outstanding and unvested or unearned restricted stock and/or restricted stock unit awards, whether or not vesting is based on his continued employment.

Post-Employment Severance Benefit Arrangements with Mr. Couder

The Amended Agreement with Mr. Couder provided that if we terminated his employment without “cause,” or if he resigned his employment with “good reason,” or if his employment was terminated as a result of his death or disability (a “Qualifying Termination), then he would have been eligible to receive the following payments and benefits:

•	A cash payment equal to the sum of twice his annual base salary plus twice the average of the annual cash incentive awards that he earned for the three fiscal years preceding the date of his termination of employment;

•	Accelerated vesting of all outstanding and unvested stock options, restricted stock awards, and other equity awards (collectively, the “Equity Awards”) which vest based on his continued employment;

•	continuation of group medical insurance and group life insurance for him for two years after the date of his termination of employment; and

•	the time period within which he could exercise any vested stock options would be extended to the first anniversary of the date of his termination of employment.

If we terminated Mr. Couder’s employment for “cause,” he would not be eligible to receive any cash severance payment or accelerated vesting of any Equity Awards.

In addition, if Mr. Couder’s employment was terminated in a Qualifying Termination during the period beginning three months prior to a change in control of the Company and ending on the second anniversary of such change in control, then the payments and benefits to which he would be eligible would have been increased as set forth in the Amended Agreement.

In connection with his resignation from our Board of Directors effective July 12, 2013, we entered into a Retirement, Severance and Release of Claims Agreement (the “Release Agreement”) with Mr. Couder pursuant to which Mr. Couder was eligible to receive substantially the same payments and benefits as are set forth in the Amended Agreement. Mr. Couder has furnished us with a release of claims in exchange for these payments and benefits.

The post-employment payments and benefits which the Named Executive Officers are eligible to receive are described in more detail in “Employment, Change of Control and Severance Arrangements” below.

Other Compensation Policies

Equity Award Grant Practices

Our current equity award grant policy is to grant options to purchase shares of the Company’s common stock and restricted stock awards for shares of the Company’s common stock to our executive officers only during open trading window periods. Equity awards are not timed in relation to the release of material information about the Company.

Our current equity award grant policy also provides that annual incentive awards to our executive officers are granted on August 15th each year after approval by our Compensation Committee. In accordance with our equity award grant policy, all new-hire equity awards are granted on the 10th day of the month following the first date of employment. Annual equity awards to ongoing employees for fiscal 2013 were granted on August 15th, 2012. Any special awards (non-new hire or annual) made by the Compensation Committee are effective on the date of approval by the Compensation Committee.

The Compensation Committee grants options to purchase shares of the Company’s common stock with exercise prices set at the closing market price of the Company’s common stock on the date of grant.

Derivatives Trading and Hedging Policy

Our Board of Directors has adopted a policy regarding the trading of derivatives or the hedging of our equity securities by our employees, including our executive officers, and directors. This policy provides that all employees and member of our Board of Directors are prohibited from engaging in certain forms of hedging or monetization transactions, such as zero-cost collars and forward sales contracts, that allow the employee or director to continue to own the covered securities, but without the full risks and rewards of ownership.

In addition to the foregoing, our executive offers and members of our Board of Directors are prohibited from holding Company securities in a margin account or otherwise pledging Company securities as collateral for a loan.

Compensation Recovery Policy

Currently, we have not implemented a policy regarding retroactive adjustments to any cash or equity-based incentive compensation paid to our executive officers and other employees where the payments were predicated upon the achievement of financial results that were subsequently the subject of a financial restatement. We intend to adopt a general compensation recovery (“clawback”) policy covering our annual and long-term incentive award plans and arrangements once the SEC adopts final rules implementing the requirement of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Tax and Accounting Considerations

Deductibility of Executive Compensation

Section 162(m) of the Code generally disallows a deduction for federal income tax purposes to any publicly-traded corporation for any remuneration in excess of $1 million paid in any taxable year to its chief executive officer and each of the three other most highly-compensated executive officers (other than its chief financial officer). Generally, remuneration in excess of $1 million may be deducted if, among other things, it qualifies as “performance-based compensation” within the meaning of the Code.

The Compensation Committee retains the discretion as to whether to grant the compensation paid to the covered executive officers in a way that may qualify for the “performance-based compensation” exemption from the deduction limit under Section 162(m). In approving the amount and form of compensation for our executive officers, the Compensation Committee considers the cost to us of providing such compensation, including the potential impact of the Section 162(m) deduction limit. However, the Compensation Committee reserves the discretion, in its judgment, to authorize compensation payments that do not comply with an exemption from the deduction limit when it believes that such payments are in the best interests of the Company.

Taxation of Nonqualified Deferred Compensation

Section 409A of the Code requires that amounts that qualify as “nonqualified deferred compensation” satisfy requirements with respect to the timing of deferral elections, timing of payments, and certain other matters. Generally, the Compensation Committee intends to administer our executive compensation program and design individual compensation components, as well as the compensation plans and arrangements for our employees generally, so that they are either exempt from, or satisfy the requirements of, Section 409A to the extent Section 409A is applicable. From time to time, we may decide to amend some of our compensation plans and arrangements to clarify the manner in which they are either exempt from, or compliant with, Section 409A.

Taxation of “Parachute” Payments

Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to significant additional taxes if they receive payments or benefits in connection with a change in control of the Company that exceeds certain prescribed limits, and that the Company (or a successor) may forfeit a deduction on the amounts subject to this additional tax. We are not obligated to provide any Named Executive Officer with a “gross-up” or other reimbursement payment for any tax liability that he may owe as a result of the application of Sections 280G or 4999 in the event of a change in control of the Company.

Accounting for Stock-Based Compensation

The Compensation Committee takes accounting considerations into account in designing compensation plans and arrangements for our executive officers and other employees. Chief among these is Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC Topic 718”), the standard which governs the accounting treatment of stock-based compensation awards.

Compensation Risk Assessment

In April 2013, the Compensation Committee reviewed our compensation policies and practices applicable to all employees and determined that our compensation programs do not encourage excessive or inappropriate risk-taking. The Compensation Committee believes that the design and mix of our compensation programs appropriately encourage our executive officers and employees to focus on the creation of long-term stockholder value. In its review, the Compensation Committee noted the following features:

•	payout levels under our annual cash incentive and sales incentive plans are capped and payout opportunities may be achieved on a straight-line interpolation basis between threshold and target levels, and between the target and stretch levels;

•	non-GAAP adjustments are made to align achievement of performance measures with our business strategy;

•	all non-GAAP adjustments are subject to Audit Committee approval to assure that actual payout levels appropriately reflect company and business unit performance; and

•	long-term performance-based incentive compensation constitutes an increasingly significant portion of our executive officers’ compensation thereby focusing such individuals on enhancing long-term stockholder value.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of our Board of Directors has reviewed and discussed with management the Compensation Discussion and Analysis above. Based on this review and discussion, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in our proxy statement for the 2013 Annual Meeting of Stockholders and in this Amendment No. 1 to Annual Report on Form 10-K/A for the fiscal year ended June 29, 2013.

Submitted by the Compensation Committee of our Board of Directors:

Kendal Cowan, Chairman

Lori Holland

David Lee

Joel Smith

The information contained under this “Compensation Committee Report” shall not be deemed to be “soliciting material” or to be “filed” with the Commission, nor shall such information be incorporated by reference into any filings under the Securities Act of 1933, as amended, or under the Exchange Act, or be subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate this information by reference into any such filing.

Summary Compensation Table

The following table sets forth certain information concerning the compensation for fiscal years 2013, 2012 and 2011 for each individual who served as our principal executive officer (Mr. Dougherty and Mr. Couder) and our principal financial officer (Mr. Turin) during fiscal year 2013 and our three other most highly-compensated executive officers (Mr. Unter, Mr. Haynes and Ms. Rundle) who served in that capacity at the end of fiscal year 2013. We refer to these officers collectively as our named executive officers.

Fiscal Year 2013 Summary Compensation Table

					Stock	Option	Non-Equity
Name and Principal Position	Year (1)	Salary ($)		Bonus ($)	Awards ($)(2)(3)	Awards ($)(2)	Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Greg Dougherty	2013	99,927		300,000	87,397	—	—	—	(11)	487,324
Chief Executive Officer and
Director (4)
Alain Couder	2013	632,115		—	518,000	—	—	2,237,703	(11)(12)	3,387,818
Former Chairman of the Board and	2012	575,000		200,000	433,000	211,813	—	9,731		1,429,544
Chief Executive Officer (5)	2011	575,000		—	834,400	585,664	—	9,800		2,004,864
Jerry Turin	2013	338,000		—	129,500	—	—	8,320	(11)	475,820
Chief Financial Officer (6)	2012	338,000		50,000	173,200	81,699	—	6,240		649,139
	2011	308,000		—	269,094	188,877	—	8,444		774,415
Terry Unter	2013	329,231		—	155,400	—	—	10,600	(11)	495,231
Chief Operating Officer (7)	2012	310,000		85,000	216,500	114,984	—	10,070		736,554
Kate Rundle	2013	339,616		25,000	129,500	—	—	10,431	(11)	504,547
Executive V.P., General Counsel	2012	330,000		50,000	129,900	60,518	—	10,154		580,572
and Corporate Secretary (8)	2011	319,500		—	358,764	252,761	—	9,800		940,825
Jim Haynes	2013	360,240	(10)	—	155,400	—	—	33,572	(10)(13)	549,212
President, Global Business (9)	2012	359,276	(10)	70,000	194,850	60,518	—	33,450	(10)	718,094
	2011	369,446	(10)	—	358,792	251,836	—	34,657	(10)	1,014,731

(1)	The years in this column refer to the fiscal years ended June 29, 2013, June 30, 2012, and July 2, 2011.
(2)	The amounts in these columns for fiscal year 2013 reflect the grant date fair value, computed in accordance with ASC 718, of grants of time-based stock options and time-based restricted stock awards made during the fiscal year. There can be no assurance that the ASC 718 amounts will ever be realized. The assumptions we used to calculate these amounts are included in Note 12 to our audited consolidated financial statements included in the Annual Report. For more information about these awards, see the discussion above under “Compensation Discussion and Analysis” and the narrative below. On October 30, 2012, Mr. Dougherty was granted 43,918 shares of restricted stock that vest one year following the date of grant in connection with this service as a director.

(3)	On August 15, 2012, each of Messrs. Couder, Turin, Unter and Haynes and Ms. Rundle received a performance-based grant of restricted stock. These performance-based restricted stock awards will vest, if at all, at an amount between the 50% trigger level and the 100% target level, based upon the achievement of certain earnings targets during a period up to June 28, 2014. Vesting is also contingent upon service conditions being met through August 2016. If the performance conditions are not achieved, then the corresponding awards will be forfeited in the first quarter of fiscal year 2015. As of the grant date, and through June 29, 2013, we have determined that achieving the targets is highly unlikely. Accordingly, we determined that the grant date fair value of each of these awards based on the probable outcome of the performance metric is $0 per share and have not included them in this column. If we had assumed that the highest level of performance was probable for these restricted stock awards, the grant date fair value for the 200,000 share grant awarded to Mr. Couder would be $518,000, the grant date fair value for the 50,000 share grant awarded to Mr. Turin would be $129,500, the grant date fair value for the 60,000 share grant awarded to Mr. Unter would be $155,400, the grant date fair value for the 50,000 share grant awarded to Ms. Rundle would be $129,500, and the grant date fair value for the 60,000 share grant awarded to Mr. Haynes would be $155,400, with the fair value of each award being based on our closing stock price of $2.59 on August 15, 2012. For more information about these awards, see “Compensation Discussion and Analysis—Long Term Incentives” above.
(4)	Mr. Dougherty was appointed Chief Executive Officer effective June 6, 2013. Salary includes $76,850 in director fees and Bonus includes a $300,000 sign on bonus.
(5)	Mr. Couder retired as Chief Executive Officer effective as of June 6, 2013. Mr. Couder resigned from the Board of Directors effective July 12, 2013.
(6)	Mr. Turin was appointed our Chief Financial Officer effective as of August 2008. Mr. Turin previously served as our Corporate Controller since July 2005 and also as Vice President of Finance since April 2008. On October 8, 2013, Mr. Turin informed the Company that he intends to resign effective November 8, 2013.
(7)	Mr. Unter was appointed our Chief Operating Officer effective as of May 2012. Mr. Unter previously served as President and General Manager, Optical Networks Solutions from February 2011 until May 2012 and Executive Vice President of our Transport Systems Solutions division from July 2010 until January 2011.
(8)	Ms. Rundle was appointed our Executive Vice President, General Counsel and Corporate Secretary effective as of November 2007.
(9)	Mr. Haynes was appointed our President, Global Business effective as of May 2012. Mr. Haynes previously served as our President and General Manager, Photonics Components from January 2011 until May 2012 and as our Chief Operating Officer from March 2005 until January 2011.
(10)	Converted from U.K. pounds sterling to U.S. dollars using the noon buying rate of exchange of U.S. dollars to U.K. pounds sterling of $1.52 on June 28, 2012, $1.56 on June 29, 2012 and $1.61 on July 1, 2011, respectively.
(11)	Amount consists of company matching contributions to the named executive officers’ 401(k) plan accounts for fiscal year 2013.
(12)	Consists of $1,851,619 in salary and bonus payments as part of Mr. Couder’s termination of employment, $277,000 related to accelerated equity awards, $75,000 paid out as accrued vacation and other benefits, $23,113 in financial advisory and legal fees, and $10,971 in company matching contributions for Mr. Couder’s 401(k) plan account for fiscal year 2013.
(13)	Consists of $32,422 pension contribution and $1,151 private medical allowance for fiscal year 2013.

Fiscal Year 2013 Grants of Plan-Based Awards Table

The following table sets forth information regarding each grant of an award made to a named executive officer during fiscal year 2013 under any plan, contract, authorization or arrangement pursuant to which cash, securities, similar instruments or other property may be received.

									All Other		All Other
									Stock		Option		Grant Date
			Estimated Possible Payouts			Estimated Possible Payouts			Awards:		Awards:	Exercise or	Fair Value
			Under Non-Equity Incentive			Under Equity Incentive			Number of		Number of	Base Price	of Stock
			Plan Awards ($)			Plan Awards in Shares of Stock			Shares of		Securities	of Option	and Option
Name	Grant Date		Thresh- hold	Target	Maximum	Thresh- hold (1)	Target (1)	Maximum (1)	Stock or Units		Underlying Options	Awards ($/Sh)	Awards ($)(2)
Greg Dougherty	10/30/2012		—	—	—	—	—	—	$43,918	(7)	—	—	$87,397
Alain Couder	7/1/2012	(4)	$162,500	$325,000	$487,500	—	—	—	—		—	—	—
	1/1/2013	(5)	$162,500	$325,000	$487,500	—	—	—	—		—	—	—
	8/15/2012		—	—	—	—	—	—	200,000	(6)	—	—	$518,000
	8/15/2012		—	—	—	100,000	200,000	—	—		—	—	—
Jerry Turin	7/1/2012	(4)	$50,700	$101,400	$152,100	—	—	—	—		—	—	—
	1/1/2013	(5)	$50,700	$101,400	$152,100	—	—	—	—		—	—	—
	8/15/2012		—	—	—	—	—	—	50,000	(6)	—	—	$129,500
	8/15/2012		—	—	—	25,000	50,000	—	—		—	—	—
Terry Unter	7/1/2012	(4)	$49,500	$99,000	$148,500	—	—	—	—		—	—	—
	1/1/2013	(5)	$49,500	$99,000	$148,500	—	—	—	—		—	—	—
	8/15/2012		—	—	—	—	—	—	60,000	(6)	—	—	$155,400
	8/15/2012		—	—	—	30,000	60,000	—	—		—	—	—
Kate Rundle	7/1/2012	(4)	$51,000	$102,000	$153,000	—	—	—	—		—	—	—
	1/1/2013	(5)	$51,000	$102,000	$153,000	—	—	—	—		—	—	—
	8/15/2012		—	—	—	—	—	—	50,000	(6)	—	—	$129,500
	8/15/2012		—	—	—	25,000	50,000	—	—		—	—	—
Jim Haynes(3)	7/1/2012	(4)	$53,891	$107,783	$161,674	—	—	—	—		—	—	—
	1/1/2013	(5)	$53,891	$107,783	$161,674	—	—	—	—		—	—	—
	8/15/2012		—	—	—	—	—	—	60,000	(6)	—	—	$155,400
	8/15/2012		—	—	—	30,000	60,000	—	—		—	—	—

(1)	On August 15, 2012, each of Messrs. Couder, Turin, Unter and Haynes and Ms. Rundle received a performance-based grant of restricted stock. These performance-based restricted stock awards will vest, if at all, at an amount between the 50% trigger level and the 100% target level, based upon the achievement of certain earnings targets during a period up to June 28, 2014. Vesting is also contingent upon service conditions being met through August 2016. If the performance conditions are not achieved, then the corresponding awards will be forfeited in the first quarter of fiscal year 2015. As of the grant date, and through June 29, 2013, we have determined that achieving the targets is highly unlikely. Accordingly, we determined that the grant date fair value of each of these awards based on the probable outcome of the performance metric is $0 per share and have not included them in the “Grant Date Fair Value of Stock and Option Awards” column of this table. If we had assumed that the highest level of performance was probable for these restricted stock awards, the grant date fair value for the 200,000 share grant awarded to Mr. Couder would be $518,000, the grant date fair value for the 50,000 share grant awarded to Mr. Turin would be $129,500, the grant date fair value for the 60,000 share grant awarded to Mr. Unter would be $155,400, the grant date fair value for the 50,000 share grant awarded to Ms. Rundle would be $129,500, and the grant date fair value for the 60,000 share grant awarded to Mr. Haynes would be $155,400, with the fair value of each award being based on our closing stock price of $2.59 on August 15, 2012. For more information about these awards, see “Compensation Discussion and Analysis—Long Term Incentives” above.
(2)	The amounts in this column reflect the grant date fair value of the respective stock and option awards computed in accordance with ASC 718. There can be no assurance that the ASC 718 amounts will ever be realized. The assumptions we used to calculate these amounts are included in Note 12 to our audited consolidated financial statements included in our 2012 Annual Report.
(3)	For Mr. Haynes, “threshold,” “target” and “maximum” estimated future payouts under non-equity incentive plan awards are converted from U.K. pounds sterling to U.S. dollars using the noon buying rate of exchange of U.S. dollars to U.K. pounds sterling of $1.52 on June 28, 2013.
(4)	For the first half of fiscal year 2013, the first-half variable pay program was based 50% on achieving an inventory reduction target and 50% on achieving an adjusted EBITDA target for the six months ended December 2012. Both metrics had to be met at the trigger level for any amounts to be paid under this plan. As the minimum achievement requirements were not met for the adjusted EBITDA target, no amounts were paid out under this plan. For more information, see the discussion above under “Compensation Discussion and Analysis.”
(5)	For the second half of fiscal year 2013, the second-half variable pay program was based on achieving a cumulative adjusted EBITDA target for the three months ended June 2013. As the minimum achievement requirements were not met, no amounts were paid out under this plan. For more information, see the discussion above under “Compensation Discussion and Analysis.”
(6)	These restricted stock awards will vest as to 25% of the number of shares subject to each restricted stock award on August 15, 2013; and 6.25% of the number of shares subject to each such award shall vest on the November 15th, February 15th, May 15th and August 15th following August 15, 2013 over the following three years.
(7)	These restricted stock awards will vest 100% on October 30, 2013.

Narrative Disclosure to Summary Compensation Table and Fiscal Year 2013 Grants of Plan Based Awards Table

A discussion of 2013 salaries, bonuses, incentive plans, awards and employment agreement is set forth in “Compensation Discussion and Analysis,” including a discussion of the material terms and conditions of the 2013 restricted stock awards.

Outstanding Equity Awards at Fiscal 2013 Year-End Table

The following table sets forth information concerning stock options that have not been exercised and unvested restricted stock awards and performance-based stock awards for each of the named executive officers as of June 29, 2013.

		Option Awards						Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(2)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Greg Dougherty	4/26/2005	2,893	—		$17.70		4/25/2015	—		—	—	—
	10/27/2005	1,447	—		$10.40		10/26/2015	—		—	—	—
	11/3/2006	1,447	—		$21.05		11/2/2016	—		—	—	—
	11/15/2007	1,447	—		$21.75		11/14/2017	—		—	—	—
	11/13/2008	1,447	—		$1.50		11/12/2018	—		—	—	—
	5/13/2009	3,334	—		$3.10		5/13/2019	—		—	—	—
	10/21/2009	8,000	—		$5.80		10/21/2019	—		—	—	—
	10/27/2010	3,898	—		$13.68		10/27/2021	—		—	—	—
	10/26/2011	14,881	—		$3.54		10/26/2021	—		—	—	—
	—	—	—		—		—	43,918	(11)	$51,823	—	—
Alain Couder	8/13/2007	95,001	—		$14.45		8/13/2017	—		—	—	—
	8/15/2008	94,001	—		$8.90		8/15/2018	—		—	—	—
	5/13/2009	60,001	—		$3.10		5/13/2019	—		—	—	—
	8/15/2009	180,001	—		$3.50		8/15/2019	—		—	—	—
	8/16/2010	80,000	—		$10.43		8/16/2020	—		—	—	—
	8/15/2011	70,000	—		$4.33		8/15/2021	—		—	—	—
Jerry Turin	11/11/2005	26,000	—		$24.55		11/11/2015	—		—	—	—
	6/12/2007	3,000	—		$10.05		6/12/2017	—		—	—	—
	1/28/2008	2,400	—		$8.75		1/28/2018	—		—	—	—
	8/15/2008	24,000	—		$8.90		8/15/2018	—		—	—	—
	5/13/2009	16,000	—		$3.10		5/13/2019	—		—	—	—
	8/15/2009	76,666	3,334	(4)	$3.50		8/15/2019	—		—	—	—
	8/16/2010	18,274	7,526	(4)	$10.43		8/16/2020	—		—	—	—
	8/15/2011	3,376	14,240	(4)	$4.33		8/15/2021	—		—	—	—
	—	—	—		—		—	12,900	(6)	$15,222	—	—
	—	—	—		—		—	11,250	(7)	$13,275	—	—
	—	—	—		—		—	50,000	(8)	$59,000	—	—
	—	—	—		—		—	—		—	20,000	$23,600
	—	—	—		—		—	—		—	50,000	$59,000
Terry Unter	8/10/2010	14,166	5,834	(4)	$12.71		8/10/2020	—		—	—	—
	3/10/2011	8,437	6,563	(4)	$12.81		3/10/2021	—		—	—	—
	8/15/2011	17,416	20,584	(4)	$4.33		8/15/2021	—		—	—	—
	—	—	—		—		—	7,500	(9)	$8,850	—	—
	—	—	—		—		—	14,063	(10)	$16,594	—	—
	—	—	—		—		—	60,000	(8)	$70,800	—	—
	—	—	—		—		—	—		—	25,000	$29,500
	—	—	—		—		—	—		—	60,000	$70,800
Kate Rundle	11/26/2007	8,000	—		$12.00		11/26/2017	—		—	—	—
	8/15/2008	9,500	—		$8.90		8/15/2018	—		—	—	—
	5/13/2009	8,167	—		$3.10		5/13/2019	—		—	—	—
	8/15/2009	21,751	1,500	(4)	$3.50		8/13/2019	—		—	—	—
	8/16/2010	18,274	7,526	(4)	$10.43		8/16/2020	—		—	—	—
	3/10/2011	3,937	3,063	(4)	$12.81		3/10/2021	—		—	—	—
	8/15/2011	9,166	10,834	(4)	$4.33		8/15/2021	—		—	—	—
	—	—	—		—		—	12,900	(6)	$15,222	—	—
	—	—	—		—		—	3,500	(10)	$4,130	—	—
	—	—	—		—		—	11,250	(7)	$13,275	—	—
	—	—	—		—		—	50,000	(8)	$59,000	—	—
	—	—	—		—		—	—		—	10,000	$11,800
	—	—	—		—		—	—		—	50,000	$59,000
Jim Haynes	8/7/2003	3,000	—		$—	(5)	8/7/2013	—		—	—	—
	9/25/2003	1,500	—		$—	(5)	9/25/2013	—		—	—	—
	6/2/2004	1,000	—		$—	(5)	6/2/2014	—		—	—	—
	9/22/2004	2,800	—		$33.65		9/22/2014	—		—	—	—
	11/11/2005	25,000	—		$24.55		11/11/2015	—		—	—	—
	6/12/2007	5,000	—		$10.05		6/12/2017	—		—	—	—
	1/28/2008	21,902	—		$8.75		1/28/2018	—		—	—	—
	8/15/2008	24,000	—		$8.90		8/15/2018	—		—	—	—
	5/13/2009	20,000	—		$3.10		5/13/2019	—		—	—	—
	8/13/2009	71,333	4,667	(4)	$3.50		8/13/2019	—		—	—	—
	8/16/2010	24,366	10,034	(4)	$10.43		8/16/2020	—		—	—	—
	8/15/2011	9,166	10,834	(4)	$4.33		8/15/2021	—		—	—	—
	—	—	—		—		—	14,200	(6)	$16,756	—	—
	—	—	—		—		—	11,250	(7)	$13,275	—	—
	—	—	—		—		—	60,000	(8)	$70,800	—	—
	—	—	—		—		—	—		—	25,000	$29,500
	—	—	—		—		—	—		—	60,000	$70,800

(1)	Calculated by multiplying the number of unvested shares by $1.18, the closing price per share of our common stock on the NASDAQ Global Select Market on June 28, 2013.
(2)	On August 15, 2011, each of Messrs. Couder, Turin, Unter and Haynes and Ms. Rundle received a performance-based grant of restricted stock. These performance-based restricted stock awards will vest, if at all, at an amount between the 50% trigger level and the 150% maximum level, based upon the achievement of certain revenue growth targets through fiscal year 2013 relative to certain comparable companies. Vesting is also contingent upon service conditions being met through August 2015. If the performance conditions are not achieved, then the corresponding awards will be forfeited in the first quarter of fiscal year 2014. On August 15, 2012, each of Messrs. Couder, Turin, Unter and Haynes and Ms. Rundle received a performance-based grant of restricted stock. These performance-based restricted stock awards will vest, if at all, at an amount between the 50% trigger level and the 100% target level, based upon the achievement of certain earnings targets through fiscal year 2013. Vesting is also contingent upon service conditions being met through August 2016. If the performance conditions are not achieved, then the corresponding awards will be forfeited in the first quarter of fiscal year 2015.

(3)	The payout value of each award was calculated by multiplying the target number of unearned shares of restricted stock that have not vested by $1.18, the closing price per share of our common stock on the NASDAQ Global Select Market on June 28, 2013.
(4)	The options vest as to 25% of the shares subject to the option on the first anniversary of the date of grant and 1/48th of the shares subject to the option monthly thereafter over the remaining 36 months.
(5)	Converted from U.K. pounds sterling to U.S. dollars using the noon buying rate of exchange of U.S. dollars to U.K. pounds sterling of $1.52 on June 28, 2013.
(6)	These restricted stock awards vested as to 25% of the number of shares subject to each restricted stock award on August 15, 2011; and 6.25% of the number of shares subject to each such award shall vest on the November 15th, February 15th, May 15th and August 15th following August 15, 2011 over the following three years.
(7)	The restricted stock awards will vest as to 25% of the number of shares subject to each restricted stock award on August 15, 2012; and 6.25% of the number of shares subject to each such award shall vest on the November 15th, February 15th, May 15th and August 15th following August 15, 2012 over the following three years.
(8)	The restricted stock awards will vest as to 25% of the number of shares subject to each restricted stock award on August 15, 2013; and 6.25% of the number of shares subject to each such award shall vest on the November 15th, February 15th, May 15th and August 15th following August 15, 2013 over the following three years.
(9)	The restricted stock award vested as to 70% of the number of shares subject to such award on August 10, 2011; and will vest as to 30% of the number of shares subject to such award on August 10, 2012.
(10)	The restricted stock awards vested as to 25% of the number of shares subject to each restricted stock award on February 10, 2012; and 6.25% of the number of shares subject to each such award shall vest on the May 10th, August 10th, November 10th and February 10th following February 10, 2012 over the following three years.
(11)	These restricted stock awards vest 100% on October 30, 2013.

Fiscal Year 2013 Option Exercises and Stock Vested Table

The following table sets forth information regarding options exercised by the named executive officers and the vesting of restricted stock held by the named executive officers during the fiscal year ended June 29, 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
Greg Dougherty	—	—	10,401	$20,698
Alain Couder	—	—	310,000	$374,119
Jerry Turin	—	—	15,200	$34,980
Terry Unter	—	—	18,687	$67,339
Kate Rundle	—	—	16,513	$36,756
Jim Haynes	—	—	17,350	$40,806

(1)	Amounts shown represent the number of shares acquired on exercise of option awards during fiscal year 2013, multiplied by the difference between the closing price of our common stock as quoted on the NASDAQ Global Select Market on each corresponding exercise date and the exercise price for each option.
(2)	Reflects restricted stock awards that vested in fiscal year 2013.
(3)	Amounts shown represent the number of shares of restricted stock that vested on dates during fiscal year 2013 multiplied by the closing price of our common stock as quoted on the NASDAQ Global Select Market on each corresponding vesting date.
(4)	Includes 268,125 shares of restricted stock with a value realized on vesting of $276,169 in connection with Mr. Couder’s termination of employment on June 6, 2013.

Potential Payments Upon Termination or Change in Control

Employment, Change in Control and Severance Arrangements

Please see “Employment Agreements” and “Post-Employment Severance Benefits” above for a description of the employment agreements of Messrs. Couder and Dougherty.

For purposes of the employment agreements for Messrs. Couder and Dougherty, the term “cause” means (a) a good faith finding by the Board (excluding the employee) that the employee has engaged in dishonesty, gross negligence or misconduct, or (b) the conviction of the employee of, or the entry of a pleading of guilty or nolo contendere by the employee to, any crime involving moral turpitude or any felony. For purposes of Mr. Dougherty’s employment agreement, the term “good reason” means the following acts or omissions by the Company, taken without the employee’s written consent: (i) any material diminution in the employee’s base salary, (ii) a material diminution in the employee’s authority, duties or responsibilities or a material adverse change in reporting structure which means that the employee no longer reports directly to the Board of the Company or any successor company’s board, (iii) a material breach by the Company of the terms of the employment Agreement or (iv) a material adverse change by the Company in the location at which the employee performs employee’s principal duties for the Company to a new location that is both (a) outside a radius of 35 miles from the employee’s principal residence immediately prior to such change and (b) more than 20 miles from the location at which the employee performed employee’s principal duties for the Company immediately prior to such change without the prior consent of the employee. For purposes of Mr. Couder’s employment agreement, the term “good reason” means (i) any material diminution in the employee’s Base Salary without the prior consent of the employee, (ii) a material diminution in the employee’s authority, duties or responsibilities without the prior consent of the employee, (iii) a material breach by the Company of the terms of the employment agreement or (iv) a change by the Company in the location at which the employee performs employee’s principal duties for the Company to a new location that is both (a) outside a radius of 35 miles from the employee’s principal residence immediately prior to such change and (b) more than 20 miles from the location at which the employee performed employee’s principal duties for the Company immediately prior to such change without the prior consent of the employee.

Mr. Haynes has an employment agreement which generally provides for 3 months notice in the case of a “no just cause” termination. Mr. Haynes may be paid out in lieu of notice under the terms of the employment agreement. In addition, Mr. Haynes receives financial protection in the amount of three months salary plus pay in lieu of notice (three months) in the case of a termination. Mr. Haynes’ employment agreement also provides non-compete and non-solicit provisions for a period of six months following his termination of employment. In certain situations, defined in Mr. Haynes’ employment agreement, Mr. Haynes may receive continuation of his monthly basic salary during the period of his non-compete (up to a maximum of 6 months).

Other Named Executive Officers. Each of our named executive officers other than Messrs. Couder and Dougherty is party to a form of executive severance and retention agreement, as amended (which we refer to as the “retention agreement”). The retention agreement provides that if an executive officer dies or is terminated by us without “cause” prior to a “change of control”, the executive officer will be entitled to the following benefits, in addition to accrued benefits:

•	the sum of an amount equal to the average of the named executive’s bonuses earned during the last 3 full fiscal years (or such lesser number of years in which the Executive earned a bonus), divided by 2; and

•	an amount equal to the result obtained by multiplying the executive’s current base salary by a fraction, the numerator of which is eight months plus one additional month of base salary for each whole year of the executive officer’s employment by us (up to a maximum of 18 months) and the denominator of which is 12.

If an executive is terminated without “cause” or leaves for “good reason” within 12 months following a “change of control”, the executive officer will be entitled to the following benefits, in addition to accrued benefits:

•	an amount equal to 1.5 times the executive’s annual base salary then in effect;

•	an average bonus (as described above); and

•	a taxable lump-sum cash payment equal to the executive’s aggregate premiums to continue his or her existing group health coverage (medical, dental, and vision) then in effect.

In addition to the above benefits, following a “change of control”, the executive officer will also be entitled to full acceleration of his or her equity awards and will have a period of six months in which to exercise any option accelerated in accordance with such provisions.

For purposes of the retention agreements, the term “cause” means the executive officer’s (1) willful and continued failure to substantially perform his or her reasonably assigned duties as an officer of Oclaro (other than a failure resulting from incapacity due to physical or mental illness or any failure after the executive officer gives notice of termination for good reason), or (2) willful engagement in illegal conduct or gross misconduct which is materially and demonstrably injurious to Oclaro. The term “good reason” means (1) the assignment to the executive officer of duties inconsistent in any material respect with the executive officer’s position (including status, offices, titles and reporting requirements), authority or responsibilities, or (2) a reduction in the executive officer’s annual base salary. The term “change of control” is substantially similar to the definition contained in Mr. Couder’s employment agreement.

Table Regarding Amounts Payable. The table below shows the benefits potentially payable to each of our named executive officers upon death, if he or she were terminated, resigned for good reason, or a change of control occurred. These amounts are calculated assuming that the death, employment termination, resignation for good cause or change of control took place on June 29, 2013. The closing price per share of our common stock on the NASDAQ Global Select Market on June 28, 2013 was $1.18.

	Base Salary ($)		Non-Equity Incentive Plan Compensation ($)		Accelerated Vesting of Options (1)	Accelerated Vesting of Restricted Stock (2)	Benefits ($)		Total ($)
Greg Dougherty
Type I event (3)	$1,200,000	(5)	$1,200,000	(7)	—	$51,823	$213,231	(8)	$2,665,054
Type II event (4)	$1,200,000	(5)	$1,200,000	(7)	—	$51,823	$213,231	(8)	$2,665,054
Jerry Turin
Type I event (3)	$422,500		$25,000		—	—	$46,383	(9)	$493,883
Type II event (4)	$507,000		$25,000		—	$170,097	$46,383	(9)	$748,480
Terry Unter
Type I event (3)	$467,500		$42,500		—	—	$54,553	(9)	$564,553
Type II event (4)	$495,000		$42,500		—	$196,544	$54,553	(9)	$788,597
Kate Rundle
Type I event (3)	$368,333		$37,500		—	—	$62,763	(9)	$468,596
Type II event (4)	$510,000		$37,500		—	$162,427	$62,763	(9)	$772,690
Jim Haynes
Type I event (3)	$541,764	(6)	$35,000	(6)	—	—	$41,674	(6)(9)	$618,438
Type II event (4)	$541,764	(6)	$35,000	(6)	—	$201,131	$41,674	(6)(9)	$819,569

(1)	Amounts shown represent the intrinsic value of all unvested option awards which would be accelerated upon the occurrence of the termination event. Intrinsic value for each award is calculated based on the number of shares that would be acquired upon the exercise of the portion of the option award subject to acceleration, multiplied by the difference between the closing price of our common stock of $1.18 on June 28, 2013, as quoted on the NASDAQ Global Select Market, and the exercise price for each option. Each of our named executive officers’ equity awards are subject to double-trigger acceleration. As a result, the named executive officers would not be entitled to receive the amounts listed in this column in the event of a change of control even absent a corresponding termination of employment.
(2)	Amounts shown represent the intrinsic value of all unvested restricted awards which would be accelerated upon the occurrence of the termination event, calculated based on the number of restricted awards subject to acceleration multiplied by the closing price of our common stock of $1.18 on June 28, 2013, as quoted on the NASDAQ Global Select Market. Each of our named executive officers’ equity awards are subject to double-trigger acceleration. As a result, the named executive officers would not be entitled to receive the amounts listed in this column in the event of a change of control even absent a corresponding termination of employment.
(3)	For Mr. Dougherty, a “Type I event” means termination without cause or resignation for good reason absent a change of control. For each of the other named executive officers, a “Type I event” means death or termination without cause absent a change of control.
(4)	For Mr. Dougherty, a “Type II event” means termination without cause or resignation for good reason in connection with a change of control. For each of the other named executive officers, a “Type II event” means death, termination without cause or resignation for good reason in connection with a change of control.
(5)	Represents two times Mr. Dougherty’s annual salary of $600,000 as of June 29, 2013.
(6)	Converted from U.K. pounds sterling to U.S. dollars using the noon buying rate of exchange of U.S. dollars to U.K. pounds sterling of $1.52 on June 28, 2013.

(7)	Represents twice the annual target cash incentive award opportunity for Mr. Dougherty.
(8)	Represents $69,231 of earned but unpaid vacation as of June 29, 2013 and $144,000 in lieu of employee medical insurance coverage and employee group life insurance coverage for a period of 24 months following termination.
(9)	Consists of earned but unpaid vacation as of June 29, 2013.

Mr. Couder Termination of Employment

The table below reflect the amounts Mr. Couder received in connection with his resignation for good reason of his employment and service on our Board.

Name	Salary and Bonus	Vacation and Other Benefits	Equity Accelaration	Advisory and Legal Fees	Total
Alain Couder	$1,851,619	$75,000	$277,000	$23,113	$2,226,732

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of June 29, 2013, we maintained the Amended and Restated 2004 Stock Incentive Plan, the Bookham 1998 Equity Incentive Plan, the Avanex Corporation 1998 Stock Plan, the Avanex 1999 Director Option Plan and the Opnext 2001 Stock Incentive Plan. The following table summarizes our equity compensation plans as of June 29, 2013:

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Vesting of Restricted Stock Units	Weighted-average Exercise Price of Outstanding Options (1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	9,325,000	$9.36	7,578,000
Equity compensations plans not approved by security holders	—	—	—

	9,325,000	$9.36	7,578,000

(1)	The weighted-average exercise price does not take into account shares issuable upon the vesting of outstanding restricted stock unit awards, which have no exercise price. In connection with the acquisition of Opnext, outstanding options to purchase 10,119,340 shares of Opnext common stock were converted into options to purchase 4,250,011 shares of our common stock.

Security Ownership of Certain Beneficial Owners and Management

The following table shows the number of shares of our common stock beneficially owned as of October 1, 2013 by each entity or person who is known to us to beneficially own five percent or more of our common stock, each director, each Named Executive Officer, and all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Commission. Except as indicated by footnote, to our knowledge, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Shares of our common stock issuable pursuant to options to purchase or other rights to acquire shares of common stock that are exercisable within 60 days of October 1, 2013 are deemed to be beneficially owned by the person holding such options for the purpose of computing ownership of such person, but are not treated as outstanding for the purpose of computing the ownership of any other person. Applicable percentage of beneficial ownership is based on 92,873,320 shares of our common stock outstanding as of October 1, 2013. The information contained in the following table is not necessarily indicative of beneficial ownership for any other purpose and the inclusion of any shares in the table does not constitute an admission of beneficial ownership of those shares.

The address of each of our executive officers and directors is c/o Oclaro, Inc., 2560 Junction Avenue, San Jose, California 95134.

Beneficial Owner	Number of Shares	Percentage of Total
5% Stockholders
Hitachi, Ltd. (1) 6-6 Marunouchi 1-chome, Chiyoda-ku Tokyo 100-8280, Japan	12,113,150	13.0%
Kopp Investment Advisors, LLC and affiliated persons (2) 8400 Normandale Lake Boulevard, Suite 1450 Bloomington, MN. 55437	8,724,242	9.4%
Goldman Sachs Asset Management (3) 200 West Street New York, NY. 10282	8,127,933	8.8%
Executive Officers and Directors
Jerry Turin (4)	374,737	1.0%
Terry Unter (5)	273,535	*
Kate Rundle (6)	266,469	*
Jim Haynes (7)	433,257	*
Harry Bosco (8)	663,774	*
Edward Collins (9)	93,510	*
Kendall Cowan (10)	81,984	*
Greg Dougherty (11)	97,398	*
Lori Holland (12)	104,827	*
David Lee (13)	2,802,548	3.0%
Marissa Peterson (14)	72,846	*
Joel A. Smith, III (15)	104,068	*
William L. Smith (16)	43,918	*
Alain Couder (17)	932,794	*
All executive officers and directors as a group (17 persons) (18)	7,005,000	7.5%

*	less than 1%
(1)	This information is based on a Schedule 13G filed with the Commission on July 27, 2012 by Hitachi, Ltd., and may not be current as of October 1, 2013.
(2)	This information is based on a Schedule 13D/A filed with the SEC on September 20, 2013 by Kopp Investment Advisors, LLC, or KIA. KIA is the beneficial owner of 8,592,517 shares of our common stock owned by KIA’s clients and held in discretionary accounts managed by KIA. Kopp Holding Company, LLC is the parent of KIA and indirect beneficial owner of the shares beneficially owned by KIA. LeRoy C. Kopp may be deemed to beneficially own a total of 8,724,242 shares, including the shares indirectly beneficially owned by Kopp Holding Company (by virtue of his position as the control person of Kopp Holding Company), shares held in the Kopp Family Foundation, a 501(c)(3) corporation for which he serves as a director, and shares held in his wife’s individual retirement account. KIA, Kopp Holding Company and Mr. Kopp may each be deemed to have shared voting power and shared dispositive power with respect to 8,592,517 and 5,317,242 shares of our common stock, respectively. Mr. Kopp has the sole power to dispose of 3,407,000 shares. This information may not be current as of October 1, 2013.
(3)	This information is based on a Schedule 13G filed with the Commission on February 14, 2013 by Goldman Sachs Asset Management, L.P. ( “GSAM”) and GS Investment Strategies, LLC (“GSIS”), each an operating unit of The Goldman Sachs Group, Inc. Pursuant to the filing, GSAM and GSIS, each an investment adviser, report that they have shared voting and dispositive power over 8,127,933 shares. This information may not be current as of October 1, 2013.
(4)	Represents 187,188 shares beneficially owned by Mr. Turin and 187,549 shares issuable pursuant to options exercisable within 60 days of October 1, 2013.
(5)	Represents 225,913 shares beneficially owned by Dr. Unter, 3,230 shares beneficially owned by a trust for which Dr. Unter is trustee, and 47,622 shares issuable pursuant to options exercisable within 60 days of October 1, 2013.
(6)	Represents 180,674 shares beneficially owned by Ms. Rundle and 85,975 shares issuable pursuant to options exercisable within 60 days of October 1, 2013.
(7)	Represents 219,357 shares beneficially owned by Mr. Haynes and 213,900 shares issuable pursuant to options exercisable within 60 days of October 1, 2013.
(8)	Represents 128,274 shares beneficially owned by Mr. Bosco and 535,500 shares issuable pursuant to options exercisable within 60 days of October 1, 2013.
(9)	Represents 57,731 shares beneficially owned by Mr. Collins and 35,779 shares issuable pursuant to options exercisable within 60 days of October 1, 2013.
(10)	Represents 81,984 shares beneficially owned by Mr. Cowan.

(11)	Represents 58,604 shares beneficially owned by Mr. Dougherty and 38,794 shares issuable pursuant to options exercisable within 60 days of October 1, 2013.
(12)	Represents 62,731 shares beneficially owned by Ms. Holland and 42,096 shares issuable pursuant to options exercisable within 60 days of October 1, 2013.
(13)	Dr. David Lee is a managing member of Clarity GenPar, LLC, the general partner of Clarity Partners, L.P. (Clarity Partners), which is the managing member of Clarity Opnext Holdings II, LLC (Clarity II). As such, he may be deemed to be the beneficial owner of the shares held by Clarity Partners and Clarity II, the beneficial ownership of which he disclaims except to the extent of his pecuniary interest therein. The total shares reported in this table represent 80,641 shares beneficially owned by Dr. Lee, 1,776,227 shares owned by Clarity Partners in its own name and 945,680 shares held in Clarity II’s name. The address of Clarity Partners and Clarity II is 100 North Crescent Drive, Beverly Hills, California 90210.
(14)	Represents 55,800 shares beneficially owned by Ms. Peterson and 17,046 shares issuable pursuant to options exercisable within 60 days of October 1, 2013.
(15)	Represents 65,911 shares beneficially owned by Mr. Smith individually, 86 shares beneficially owned by his spouse and 38,071 shares issuable pursuant to options exercisable within 60 days of October 1, 2013.
(16)	Represents 43,918 shares beneficially owned by Mr. Smith.
(17)	Represents 353,970 shares beneficially owned by Mr. Couder and 579,004 shares issuable pursuant to options exercisable within 60 days of October 1, 2013.
(18)	Includes 392,357 shares beneficially owned by executive officers that are not named executive officers and 266,797 shares issuable pursuant to options held by such executive officers exercisable within 60 days of October 1, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED PERSON TRANSACTIONS

The Board has adopted a written policy that contains procedures for the reporting and review of any transaction, arrangement or relationship in which Oclaro is a participant, the amount involved exceeds $120,000, and one of our executive officers, directors, director nominees or 5% stockholders (or their immediate family members), each of whom we refer to as a “related person,” has a direct or indirect material interest.

If a related person proposes to enter into such a transaction, arrangement or relationship, which we refer to as a “related person transaction,” the related person must report the proposed related person transaction to our General Counsel. Our policy requires that the proposed related person transaction be reviewed and, if deemed consistent with the standards contained in our policy, approved by the audit committee of the Board. Whenever practicable, the reporting, review and approval must occur prior to the effectiveness or consummation of the transaction. If advance review and approval is not practicable, our audit committee must review, and, in its discretion, ratify the related person transaction. The policy permits the chairman of our audit committee to review and, if deemed consistent with the standards contained in our policy, approve the proposed related person transaction if it arises between audit committee meetings, subject to ratification of the related person transaction by our audit committee at its next meeting. Any related person transaction that is ongoing in nature must be reviewed annually by our audit committee.

A related person transaction reviewed under our policy will be considered approved or ratified if it is authorized by the audit committee after full disclosure of the related person’s interest in the transaction. As appropriate for the circumstances, our audit committee must review and consider:

•	the related person’s interest in the related person transaction;

•	the approximate dollar value of the amount involved in the related person transaction;

•	the approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	whether the transaction was undertaken in the ordinary course of our business;

•	whether the transaction with the related person is proposed to be, or was, entered into on terms no less favorable to us than terms that could have been reached with an unrelated third party;

•	the purpose of, and the potential benefits to us of, the related person transaction; and

•	any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Our audit committee may approve or ratify the transaction only if our audit committee determines that, under all of the circumstances, the transaction is in, or is not inconsistent with, Oclaro’s best interests. Our audit committee may impose any conditions on the related person transaction that it deems appropriate.

Our policy excludes from the definition of “related person transaction” the transactions identified by the Commission as not requiring disclosure under the Commission’s related person transaction disclosure rule. Accordingly, such transactions are not subject to reporting, review, approval or ratification under our policy. In addition, the Board has determined that, under certain circumstances, a transaction does not create a material direct or indirect interest on behalf of a related person (and therefore is not a related person transaction under our policy) including if:

•	the transaction is specifically contemplated by the provisions of our certificate of incorporation or By-laws; or

•	the related person’s interests in the transaction arise solely from his or her position as an executive officer of another entity (whether or not he or she is also a director of such entity) that is a participant in the transaction, where (i) the related person and all other related persons own in the aggregate less than a 10% equity interest in such entity, (ii) the related person and his or her immediate family members are not involved in the negotiation of the terms of the transaction and do not receive any special benefits as a result of the transaction, and (iii) the amount involved in the transaction equals less than the greater of $200,000 or 5% of the annual consolidated gross revenues of the entity receiving payment under the transaction.

DIRECTOR INDEPENDENCE

Under applicable NASDAQ rules, a director of Oclaro will qualify as an “independent director” only if, among other things, in the opinion of the Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Board has determined that neither Joel Smith, Edward Collins, Lori Holland, Marissa Peterson, Kendall Cowan, David Lee nor William L. Smith has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is an “independent director” as defined under Rule 5605 of the NASDAQ Stock Market, Inc. Marketplace Rules.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of Grant Thornton LLP, our independent registered accounting firm for the fiscal years ended June 29, 2013 and June 30, 2012. For the fiscal year ended June 29, 2013 audit fees include an estimate of amounts not yet billed by Grant Thornton LLP.

	Fiscal Year Ended
Fee Category	June 29, 2013	June 30, 2012
	(Thousands)
Audit fees (1)	$2,900	$1,900
Audit-related fees (2)	80	111
Tax fees	—	—
All other fees	—	—

Total fees	$2,980	$2,011

(1)	Audit fees consist of fees for the audit of our consolidated financial statements, the audit of our internal control over financial reporting, the review of our interim consolidated financial statements included in our quarterly reports, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our consolidated financial statements and which are not reported under “Audit Fees.” These services primarily relate to due diligence related to accounting consultations and audits in connection with acquisitions, services in connection with the filing of registration statements with the Commission, and consultations concerning internal controls, financial accounting and reporting standards.

Pre-Approval Policies and Procedures

The audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. Our policy generally provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the audit committee or the engagement is entered into pursuant to one of the pre-approval procedures described below.

From time to time, the audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next 12 months. Any such preapproval is detailed as to the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

The audit committee may delegate to each individual member of the audit committee the authority to approve any audit or non-audit services to be provided to us by our independent registered public accounting firm. Any approval of services by a member of the audit committee pursuant to this delegated authority is reported on at the next meeting of the audit committee.

All services provided by our independent registered public accounting firm that are reflected in the table above were pre-approved by the audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of or are included in this report:

3. List of Exhibits:

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

OCLARO, INC. (Registrant)

October 28, 2013	By:	/s/ Jerry Turin
Jerry Turin
Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description of Exhibit

31.1*	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

*	Filed herewith.