Form 10-Q
period 2013-09-28
OCLARO, INC.
filed 2013-11-07
CIK 1110647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

93,163,442 shares of common stock outstanding as of November 1, 2013

OCLARO, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OCLARO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 28, 2013	June 29, 2013
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$91,987	$84,635
Restricted cash	2,571	2,719
Short-term investments	170	200
Accounts receivable, net, including $3,644 and $2,975 due from related parties at September 28, 2013 and June 29, 2013, respectively	105,925	100,774
Inventories	88,291	86,112
Prepaid expenses and other current assets	46,483	33,307
Assets of discontinued operations held for sale	14,233	55,627

Total current assets	349,660	363,374

Property and equipment, net	65,882	71,842
Other intangible assets, net	9,907	10,233
Other non-current assets	10,418	4,445

Total assets	$435,867	$449,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $2,107 and $2,246 due to related parties at September 28, 2013 and June 29, 2013, respectively	$114,138	$94,157
Accrued expenses and other liabilities	62,438	53,227
Capital lease obligations, current	8,300	8,281
Term loan payable	—	24,647
Credit line payable	—	39,964
Liabilities of discontinued operations held for sale	—	16,253

Total current liabilities	184,876	236,529

Deferred gain on sale-leasebacks	10,823	10,477
Convertible notes payable	23,091	22,990
Capital lease obligations, non-current	8,383	9,914
Other non-current liabilities	17,375	15,852

Total liabilities	244,548	295,762

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 175,000 shares authorized and 93,032 shares issued and outstanding at September 28, 2013; 175,000 shares authorized and 92,766 shares issued and outstanding at June 29, 2013	931	928
Additional paid-in capital	1,430,161	1,429,155
Accumulated other comprehensive income	42,268	39,368
Accumulated deficit	(1,282,041)	(1,315,319)

Total stockholders’ equity	191,319	154,132

Total liabilities and stockholders’ equity	$435,867	$449,894

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 28, 2013	September 29, 2012
	(Thousands, except per share amounts)
Revenues, including $1,311 and $2,982 from related parties for the three months ended September 28, 2013 and September 29, 2012, respectively	$96,648	$95,635
Cost of revenues	85,430	91,173

Gross profit	11,218	4,462
Operating expenses:
Research and development	18,102	20,527
Selling, general and administrative	21,051	21,603
Amortization of other intangible assets	424	1,232
Restructuring, acquisition and related expense, net	2,877	11,594
Flood-related expense	—	264
Impairment of other intangibles	—	864
(Gain) loss on sale of property and equipment	452	(18)

Total operating expenses	42,906	56,066

Operating loss	(31,688)	(51,604)
Other income (expense):
Interest income (expense), net	(553)	(478)
Gain (loss) on foreign currency transactions, net	1,777	38
Other income (expense), net	521	—
Gain on bargain purchase	—	24,866

Total other income (expense)	1,745	24,426

Loss from continuing operations before income taxes	(29,943)	(27,178)
Income tax provision	302	918

Loss from continuing operations	(30,245)	(28,096)
Income from discontinued operations, net of tax	63,523	2,988

Net income (loss)	$33,278	$(25,108)

Basic and diluted net income (loss) per share:
Loss per share from continuing operations	$(0.33)	$(0.35)
Income per share from discontinued operations	0.70	0.04

Basic net income (loss) per share	$0.37	$(0.31)

Shares used in computing net income (loss) per share:
Basic	90,966	80,219
Diluted	90,966	80,219

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended
	September 28, 2013	September 29, 2012
	(Thousands)
Net income (loss)	$33,278	$(25,108)
Other comprehensive income:
Unrealized loss on hedging transactions	—	(7)
Unrealized gain (loss) on marketable securities	(30)	20
Currency translation adjustments	(2,887)	876
Pension adjustment, net of tax benefits	5,817	93

Total comprehensive income (loss)	$36,178	$(24,126)

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 28, 2013	September 29, 2012
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$33,278	$(25,108)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred gain on sale-leasebacks	(526)	(331)
Amortization and writeoff of issuance costs in connection with term loan	4,293	—
Gain on sale of Zurich Business	(62,812)	—
Depreciation and amortization	8,838	12,244
Impairment of other intangibles	—	864
Gain on bargain purchase	—	(24,866)
Stock-based compensation expense	1,151	1,600
Other adjustments	344	(18)
Changes in operating assets and liabilities:
Accounts receivable, net	(847)	21,356
Inventories	403	(6,990)
Prepaid expenses and other current assets	(15,707)	3,794
Other non-current assets	251	78
Accounts payable	16,009	3,179
Accrued expenses and other liabilities	(2,226)	(2,969)

Net cash used in operating activities	(17,551)	(17,167)

Cash flows from investing activities:
Purchases of property and equipment	(1,416)	(5,973)
Proceeds from sale of option to purchase Amplifier Business	5,000	—
Proceeds from sale of Zurich Business	90,618	—
Transfer from restricted cash, net of acquired businesses	175	93
Cash acquired from business combinations	—	36,123

Net cash provided by investing activities	94,377	30,243

Cash flows from financing activities:
Proceeds from issuance of common stock, net	8	738
Proceeds from borrowings under credit line	—	11,500
Payments on capital lease obligations	(1,321)	(2,316)
Repayments on borrowings under credit line and term loan	(64,964)	(386)
Cash paid under earnout obligations	—	(8,628)

Net cash (used in) provided by financing activities	(66,277)	908

Effect of exchange rate on cash and cash equivalents	(3,197)	(2,061)
Net increase in cash and cash equivalents	7,352	11,923
Cash and cash equivalents at beginning of period	84,635	61,760

Cash and cash equivalents at end of period	$91,987	$73,683

Supplemental disclosures of non-cash transactions:
Issuance of common stock, stock options and stock appreciation rights related to the acquisition of Opnext	$—	$89,842
Capital lease obligations incurred for purchases of property and equipment	—	1,228

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PREPARATION

Basis of Presentation

Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Quarterly Report on Form 10-Q as “Oclaro,” “we,” “us” or “our.”

On November 1, 2013, we sold our optical amplifier and micro-optics business (the “Amplifier Business”) to II-VI Incorporated (II-VI). The sale is more fully discussed in Note 5, Business Combinations and Dispositions and Note 16, Subsequent Events.

On September 12, 2013, we sold our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business (the “Zurich Business”) to II-VI. The sale is more fully discussed in Note 5, Business Combinations and Dispositions.

These sales are reported as discontinued operations, which require retrospective restatement of prior periods to classify the assets, liabilities and results of operations as discontinued operations. We have classified the assets and liabilities to be sold as “assets of discontinued operations held for sale” and “liabilities of discontinued operations held for sale” within current assets and current liabilities, respectively, on the condensed consolidated balance sheet. The notes to our condensed consolidated financial statements relate to our continuing operations only, unless otherwise indicated.

For presentation purposes, certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications do not affect our consolidated net loss, cash flows, cash and cash equivalents or stockholders’ equity, as previously reported.

On July 23, 2012, we completed a merger by and among Opnext, Inc. (Opnext). The acquisition is more fully discussed in Note 5, Business Combinations and Dispositions. The condensed consolidated balance sheets as of September 28, 2013 and June 29, 2013, include the assets and liabilities assumed in the Opnext acquisition. The condensed consolidated statements of operations, comprehensive loss and cash flows for the three months ended September 29, 2012 include the results of operations of the combined entities from July 23, 2012, the date of the acquisition.

The accompanying unaudited condensed consolidated financial statements of Oclaro as of September 28, 2013 and for the three months ended September 28, 2013 and September 29, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (SEC) Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three months ended September 28, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 28, 2014.

The condensed consolidated balance sheet as of June 29, 2013 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended June 29, 2013 (2013 Form 10-K).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reported periods. These judgments can be subjective and complex, and consequently, actual results could differ materially from those estimates and assumptions. Descriptions of some of the key estimates and assumptions are included in our 2013 Form 10-K.

Fiscal Years

We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ending June 28, 2014 will be a 52 week year, with the quarter ended September 28, 2013 being a 13 week quarterly period. Our fiscal year ended June 29, 2013 was a 52 week year, with the quarter ended September 29, 2012 being a 13 week quarterly period.

NOTE 2. RECENT ACCOUNTING STANDARDS

In March 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This guidance amends a parent company’s accounting for the cumulative translation adjustment recorded in accumulated other comprehensive income associated with a foreign entity. The amendment requires a parent to release into net income the cumulative translation adjustment related to its investment in a foreign entity when it either sells a part or all of its investment, or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. We elected to early adopt this guidance during our first quarter of fiscal year 2014. Accordingly, we treated our sale of our Zurich Business in the first quarter of fiscal year 2014 in accordance with this guidance and recorded $3.1 million in income from discontinued operations within the condensed consolidated statement of operations related to the cumulative translation adjustment from deconsolidating our Swiss subsidiary. This guidance will continue to impact our financial position and results of operations prospectively in the instance of an event or transaction described above.

In July 2013, the FASB issued amended guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new accounting guidance requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The new standard requires prospective adoption but allows retrospective adoption for all periods presented. We will adopt the FASB’s amended guidance for our second quarter of fiscal year 2014. We do not expect the adoption of the guidance to have a significant impact on our financial position, results of operations or cash flows.

NOTE 3. BALANCE SHEET DETAILS

The following table provides details regarding our cash and cash equivalents at the dates indicated:

	September 28, 2013	June 29, 2013
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$90,773	$82,634
Money market funds	1,214	2,001

	$91,987	$84,635

The following table provides details regarding our inventories at the dates indicated:

	September 28, 2013	June 29, 2013
	(Thousands)
Inventories:
Raw materials	$29,916	$32,729
Work-in-process	23,845	26,760
Finished goods	34,530	26,623

	$88,291	$86,112

The following table provides details regarding our property and equipment, net at the dates indicated:

	September 28, 2013	June 29, 2013
	(Thousands)
Property and equipment, net:
Buildings and improvements	$10,990	$10,334
Plant and machinery	74,902	71,487
Fixtures, fittings and equipment	4,568	4,295
Computer equipment	14,916	13,978

	105,376	100,094
Less: Accumulated depreciation	(39,494)	(28,252)

	$65,882	$71,842

Property and equipment includes assets under capital leases of $16.7 million at September 28, 2013 and $18.2 million at June 29, 2013, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense.

The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	September 28, 2013	June 29, 2013
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$18,351	$10,391
Compensation and benefits related accruals	15,408	13,117
Warranty accrual	5,970	5,887
Accrued restructuring charges, current	4,419	5,363
Deferred gain related to option on Amplifier Business	5,000	—
Other accruals	13,290	18,469

	$62,438	$53,227

The following table summarizes the activity related to our accrued restructuring charges for the three months ended September 28, 2013:

	Lease Cancellations, Commitments and Other Charges	Termination Payments to Employees and Related Costs	Total Accrued Restructuring Charges
	(Thousands)
Balance at June 29, 2013	$230	$7,036	$7,266
Charged to restructuring costs	—	2,141	2,141
Paid or written-off	(168)	(2,521)	(2,689)

Balance at September 28, 2013	$62	$6,656	$6,718

Current portion	62	4,357	4,419
Non-current portion	—	2,299	2,299

During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the three months ended September 28, 2013, we recorded restructuring charges and paid $0.2 million related to workforce reductions in our research and development facility in Israel. We expect to incur an additional $20.0 million to $25.0 million in restructuring charges over the course of the next year in connection with the ongoing activities related to this restructuring plan.

In connection with the acquisition of Opnext, we initiated a restructuring plan to integrate the businesses in the first quarter of fiscal year 2013. We recorded $0.9 million and $8.3 million in restructuring charges during the three months ended September 28, 2013 and September 29, 2012, respectively. The restructuring charges for the three months ended September 28, 2013, included $0.9 million related to external consulting charges and professional fees associated with reorganizing the infrastructure. The restructuring charges for the three months ended September 29, 2012, included $7.0 million related to workforce reductions, $0.9 million related to the impairment of certain technology that was considered redundant following the acquisition and $0.4 million related to the write-off of net book value inventory that supported this technology. During the three months ended September 28, 2013 we made scheduled payments of $2.0 million to settle a portion of these restructuring liabilities. As of September 28, 2013, we had $0.1 million in accrued restructuring liabilities related to this restructuring plan.

During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of our Shenzhen, China manufacturing operations to Venture Corporation Limited (Venture). In connection with this transition, we recorded restructuring charges related to employee separation charges of $1.0 million and $1.6 million during the three months ended September 28, 2013 and September 29, 2012, respectively. During the three months ended September 28, 2013, we made scheduled payments of $0.5 million to settle a portion of these restructuring liabilities. As of September 28, 2013, we had $4.8 million in accrued restructuring liabilities related to this restructuring plan. We expect to incur between $4.0 million and $6.0 million in additional restructuring costs in connection with the transition of our Shenzhen manufacturing operations to Venture over the next year and a half.

At September 28, 2013, we also had $1.9 million in accrued restructuring liabilities relating to the separation agreement with our former Chief Executive Officer.

The current portion of accrued restructuring liabilities is included in the caption accrued expenses and other liabilities and the non-current portion is included in the caption other non-current liabilities in the condensed consolidated balance sheet.

The following table presents the components of accumulated other comprehensive income at the dates indicated:

	September 28, 2013	June 29, 2013
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$42,832	$45,719
Unrealized loss on marketable securities	(135)	(105)
Switzerland and Japan defined benefit plans	(429)	(6,246)

	$42,268	$39,368

In connection with the sale of the Zurich Business in the first quarter of fiscal year 2014, II-VI assumed the pension plan covering employees of the Swiss subsidiary.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at September 28, 2013:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$1,214	$—	$—	$1,214
Short-term investments:
Equity securities	170	—	—	170

Total assets measured at fair value	$1,384	$—	$—	$1,384

Liabilities:
Other non-current liabilities:
Contingent obligation for make-whole premium	$—	$—	$699	$699

Total liabilities measured at fair value	$—	$—	$699	$699

(1)	Excludes $90.8 million in cash held in our bank accounts at September 28, 2013.

The following table provides details regarding the changes in assets and liabilities classified within Level 3 from June 29, 2013 to September 28, 2013:

Accrued Expenses
and Other Liabilities
(Thousands)
Balance at June 29, 2013	$99
Current period adjustments to the contingent obligation for make-whole premium	600

Balance at September 28, 2013	$699

NOTE 5. BUSINESS COMBINATIONS AND DISPOSITIONS

Sale of Zurich Business

On September 12, 2013, we completed a share and asset purchase agreement with II-VI, pursuant to which we sold our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business to II-VI. We received proceeds of $90.6 million in cash on September 12, 2013. We will also receive $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims, and $2.0 million subject to a potential post-closing working capital adjustment, which will be calculated based on the level of working capital in the Oclaro Switzerland GmbH subsidiary at the September 12, 2013 close versus a target based on working capital at June 29, 2013. In addition, we retained approximately $14.7 million in accounts receivable related to the Zurich Business and approximately $9.6 million of supplier and employee related payables related to the Zurich Business which were not included in the Zurich subsidiary.

As part of the agreement, II-VI purchased our Switzerland subsidiary, which includes its GaAs fabrication facility, and also the corresponding high power laser diodes, VCSEL and 980 nm pump laser product lines, including intellectual property, inventory, equipment and a related research and development facility in Tucson, all of which are associated with the business.

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

We have classified the sale of our Zurich Business as a discontinued operation. In connection with this transaction, we transferred $32.5 million in net assets to II-VI. We also incurred approximately $4.9 million in legal fees, commissions and other administrative costs related to this transaction. We recognized a gain of $62.8 million on the sale of the Zurich Business, which is recorded within discontinued operations in the condensed consolidated statements of operations for the three months ended September 28, 2013. We also recorded $3.1 million in income from discontinued operations within the condensed consolidated statement of operations related to the cumulative translation adjustment from deconsolidating our Swiss subsidiary. As of September 28, 2013, we recorded a $2.0 million receivable in prepaid expenses and other current assets and a $6.0 million receivable in other non-current assets from II-VI related to the holdback for potential post-closing working capital adjustments and other adjustments or claims.

The assets and liabilities of the discontinued operation are presented as current assets and current liabilities, separately under the captions assets of discontinued operations held for sale and liabilities of discontinued operations held for sale in the accompanying condensed consolidated balance sheets at September 28, 2013 and June 29, 2013, and consist of the following:

	September 28, 2013	June 29, 2013
	(Thousands)
Assets of Discontinued Operations Held for Sale
Accounts receivable, net	—	79
Inventories	—	23,762
Prepaid expenses and other current assets	—	1,294
Property and equipment, net	—	12,749
Deferred tax asset, non-current	—	2,283

	$—	$40,167

	September 28, 2013	June 29, 2013
	(Thousands)
Liabilities Held for Sale
Accounts payable	—	2,315
Accrued expenses and other liabilities	—	5,571
Other non-current liabilities	—	8,367

	$—	$16,253

The following table presents the statements of operations for the discontinued operations of the Zurich Business for the three months ended September 28, 2013 and September 29, 2012:

	Three Months Ended
	September 28, 2013	September 29, 2012
	(Thousands)
Revenues	$13,896	$25,285
Cost of revenues	11,593	20,154

Gross profit	2,303	5,131
Operating expenses	3,416	4,351
Other income (expense), net	61,150	158

Income from discontinued operations before income taxes	60,037	938
Income tax provision	163	265

Income from discontinued operations	$59,874	$673

Sale of Amplifier Business

In connection with the sale of the Zurich Business on September 12, 2013, II-VI acquired an exclusive option for $5.0 million to purchase our Amplifier Business, which was to be credited against the purchase price of the business, if the sale occurred. We received the $5.0 million in cash proceeds on September 12, 2013. As of September 28, 2013, we recorded the $5.0 million as a deferred gain in accrued expenses and other liabilities in our condensed consolidated balance sheet.

On October 10, 2013, II-VI exercised the option and purchased our Amplifier Business for $88.6 million. On November 1, 2013, the sale was completed. The sale is more fully discussed in Note 16, Subsequent Events.

We have classified the sale of our Amplifier Business as a discontinued operation as of September 12, 2013, the date management committed to sell the business. The assets of the discontinued operation are presented as current assets under the caption assets of discontinued operations held for sale in the accompanying condensed consolidated balance sheets at September 28, 2013 and June 29, 2013, and consist of the following:

	September 28, 2013	June 29, 2013
	(Thousands)
Assets of Discontinued Operations Held for Sale
Inventories	$6,792	$8,225
Prepaid expenses and other current assets	407	494
Property and equipment, net	7,034	6,741

	$14,233	$15,460

The following table presents the statements of operations for the discontinued operations of the Amplifier Business for the three months ended September 28, 2013 and September 29, 2012:

	Three Months Ended
	September 28, 2013	September 29, 2012
	(Thousands)
Revenues	$28,316	$27,893
Cost of revenues	20,715	21,448

Gross profit	7,601	6,445
Operating expenses	3,936	4,130
Other income (expense), net	—	—

Income from discontinued operations before income taxes	3,665	2,315
Income tax provision	—	—

Income from discontinued operations	$3,665	$2,315

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

Any excess of the fair value of assets acquired and liabilities assumed over the aggregate consideration given for such acquisition results in a gain on bargain purchase. In the first quarter of fiscal year 2013, we initially recorded a gain on bargain purchase of $39.5 million in connection with the acquisition of Opnext, which was subsequently adjusted to $24.9 million, upon completing our purchase price allocation and finalizing our fair value estimates of assets acquired and liabilities assumed in the fourth quarter of fiscal year 2013.

This acquisition is more fully discussed in Note 3, Business Combinations and Asset Dispositions, to our consolidated financial statements included in our 2013 Form 10-K.

Acquisition of Mintera

In July 2010, we acquired Mintera Corporation (Mintera). Under the terms of this acquisition, we agreed to pay certain revenue-based consideration, whereby former security holders of Mintera were entitled to receive earnouts up to $20.0 million, determined based on revenue from Mintera products following the acquisition. In the first quarter of fiscal year 2013, we settled the remaining earnout obligations of $8.6 million in cash.

This acquisition is more fully discussed in Note 3, Business Combinations and Asset Dispositions, to our consolidated financial statements included in our 2013 Annual Report on Form 10-K.

NOTE 6. OTHER INTANGIBLE ASSETS

In connection with our sale of the Zurich Business during the first quarter of fiscal year 2014, we transferred certain of our other intangible assets to II-VI. As of September 12, 2013, the date of the sale, and June 29, 2013, these other intangible assets had no carrying value. For the three months ended September 29, 2012, we recorded $0.1 million in amortization related to these intangible assets, which has been reclassified to discontinued operations in the condensed consolidated statements of operations.

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

During the first quarter of fiscal year 2013, we determined that a portion of the technology we acquired in connection with our acquisition of Mintera in July 2010 was redundant, following the acquisition of Opnext and its product lines. We recorded $0.9 million for the impairment loss related to these intangibles in our condensed consolidated statements of operations for the three months ended September 29, 2012.

The following table summarizes the activity related to our intangible assets for the three months ended September 28, 2013:

	Core and	Development
	Current	and Supply	Customer	Patent	Other
	Technology	Agreements	Relationships	Portfolio	Intangibles	Amortization	Total
	(Thousands)
Balance at June 29, 2013	$8,333	$4,556	$5,198	$915	$3,338	$(12,107)	$10,233
Amortization	—	—	—	—	—	(422)	(422)
Translations and adjustments	38	58	—	—	—	—	96

Balance at September 28, 2013	$8,371	$4,614	$5,198	$915	$3,338	$(12,529)	$9,907

NOTE 7. CREDIT LINE AND NOTES

Credit Line and Term Loan

On August 2, 2006, Oclaro, Inc., as the (“Parent”), along with Oclaro Technology Limited, (“Borrower”), Oclaro Photonics, Inc. and Oclaro Technology, Inc., each a wholly-owned subsidiary, entered into a Credit Agreement with Wells Fargo Capital Finance, Inc. (Wells Fargo) and certain other lenders. From time to time, we amended and restated the Credit Agreement, which is more fully discussed in Note 7, Credit Line and Notes, to our consolidated financial statements included in our 2013 Annual Report on
Form 10-K.

On May 6, 2013, Parent, Borrower, the Lenders (collectively, Wells Fargo and Silicon Valley Bank), Wells Fargo (“Agent”) and PECM Strategic Funding LP and Providence TMT Debt Opportunity Fund II LP (the “Term Lenders”) entered into Amendment Number Two to the Credit Agreement and the associated guaranties and security agreements (the “Amendment”), which amended the Credit Agreement in pertinent part by: (i) adding a $25.0 million term loan (the “Term Loan”) to be provided by the Term Lenders; (ii) reducing the revolving credit facility from $80 million to $50 million (to be further reduced on a dollar-for-dollar basis by an amount equal to the net proceeds of certain asset sale transactions that the Parent may undertake in the future), eliminating the Borrower’s option to increase the revolving credit facility to $100.0 million and implementing an availability block under the revolving credit facility of at least $10.0 million; (iii) removing the financial covenants so that Borrower is not required to maintain a minimum of $15.0 million of availability under the revolving credit facility or $15.0 million in qualified cash balances; (iv) adding an affirmative covenant that Borrower shall have consummated one or more asset sales by July 15, 2013 and with a minimum threshold of net proceeds, and (v) providing for payments and proceeds of asset sales to be applied to repay the credit facility and the Term Loan (with the first $20.0 million of such proceeds being applied to repay Wells Fargo Capital Finance, Inc. and Silicon Valley Bank and the next $25.0 being applied to repay Providence and the remaining proceeds being used to repay Wells Fargo Capital Finance, Inc. and Silicon Valley Bank all amounts outstanding under the credit facility). In connection with the Term Loan, we also issued certain warrants.

On August 21, 2013, Parent, Borrower, Agent, and Wells Fargo and Silicon Valley Bank (collectively, the “Lenders”) entered into Waiver and Amendment Number Three to the Credit Agreement, which amended the Credit Agreement in pertinent part by: (i) extending the date by which the Borrower shall have consummated one or more asset sales with a minimum threshold of net proceeds to September 2, 2013; (ii) eliminating the mandatory reduction of the revolving credit facility upon the consummation of the asset sales described in (i) above; and (iii) adding a covenant that the Borrower is required to maintain a minimum liquidity of at least $45.0 million at all times (liquidity being the sum of the Borrower’s excess availability under the revolving credit facility plus the lesser of $25.0 million and qualified cash balances). The Borrower paid the lenders an amendment fee of $650,000.

Under the Credit Agreement, as amended, we were required to complete certain asset sales on or by September 2, 2013. We completed the sale of the Zurich Business on September 12, 2013 and applied the net proceeds to repay the entire credit line and Term Loan. At September 28, 2013, there are no amounts outstanding under the credit line or the Term Loan. At June 29, 2013, we had $40.0 million outstanding under the credit line and $25.0 million outstanding related to the Term Loan. Upon repaying the credit line and the Term Loan during the first quarter of fiscal year 2014, we recorded the remaining balance of $4.3 million of unamortized debt discount and issuance costs related to this loan in interest (income) expense, net within the condensed consolidated statement of operations for the three months ended September 28, 2013.

The event of default resulting from not completing the transaction on September 2, 2013, was waived on September 26, 2013. This waiver eliminated the requirement for the Agent and Lenders to make any advances, issue any letters of credit or provide any other extension of credit until the Agent and Lenders agree otherwise and prevents us from exercising any right or action set forth in the applicable loan documents that is conditioned on the absence of any event of default. If the Agent and Lenders do not agree to make amounts under the Credit Agreement available to us, then the Agent and Lenders will have the option to immediately terminate the Credit Agreement. As of September 28, 2013, no amounts were available to us under the Credit Agreement. We are currently in discussions with the Agent and Lenders regarding an amendment to the Credit Agreement.

7.50 % Exchangeable Senior Secured Second Lien Notes (Convertible Notes)

On December 14, 2012, we and our indirect, wholly owned subsidiary, Oclaro Luxembourg S.A., closed the private placement of $25.0 million aggregate principal amount 7.50% Exchangeable Senior Secured Second Lien Notes due 2018 (Convertible Notes). The sale of the Convertible Notes resulted in net proceeds of approximately $22.8 million. The private placement was completed pursuant to a purchase agreement, dated December 14, 2012 entered into by us, certain of our domestic and foreign subsidiaries (the Guarantors) and Morgan Stanley & Co. LLC, which is more fully discussed in Note 7, Credit Line and Notes, to our consolidated financial statements included in our 2013 Annual Report on Form 10-K.

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

In connection with the issuance of the Convertible Notes, our contingent obligation to make a make-whole premium payment in the event of an early conversion by the holders of the Convertible Notes is considered an embedded derivative. As of September 28, 2013 and June 29, 2013, the fair value of this contingent obligation is estimated at $0.7 million and $0.1 million, respectively, and recorded within other non-current liabilities in the condensed consolidated balance sheet. The estimated fair value of the make-whole premium was determined by using a valuation model to predict the probability and timing of a conversion.

In connection with the private placement of the Convertible Notes, we incurred approximately $1.3 million in debt discount and $0.9 million in issuance costs. The debt discount and the issuance costs are recorded in convertible notes payable in the consolidated balance sheet as of September 28, 2013 and June 29, 2013. During the three months ended September 28, 2013, we recorded $0.2 million in debt discount and issuance costs in our condensed consolidated statement of operations.

The following table sets forth balance sheet information related to the Convertible Notes at September 28, 2013:

September 28, 2013
(Thousands)
Principal value of the liability component	$25,000
Unamortized value of the debt discount and issuance costs	(1,909)

Net carrying value of the liability component	$23,091

NOTE 8. POST-RETIREMENT BENEFITS

Switzerland Defined Benefit Plan

During the first quarter of fiscal year 2014, we sold our Zurich Business, and as part of the sale transferred our pension plan covering employees of our Swiss subsidiary (the Swiss Plan) to II-VI. At September 28, 2013, we had no remaining obligations under the Swiss Plan.

Net periodic pension costs associated with our Swiss Plan are recorded in discontinued operations for the three months ended September 28, 2013 and September 29, 2012, and included the following:

	Three Months Ended
	September 28, 2013	September 29, 2012
	(Thousands)
Service cost	$703	$809
Interest cost	169	183
Expected return on plan assets	(279)	(306)
Net amortization	76	93

Net periodic pension costs	$669	$779

During the three months ended September 28, 2013 and September 29, 2012, we contributed $0.5 million and $0.6 million, respectively, to our Swiss Plan.

Japan Defined Contribution and Benefit Plan

In connection with our acquisition of Opnext, we assumed a defined contribution plan and a defined benefit plan that provides retirement benefits to our employees in Japan.

Under the defined contribution plan, contributions are provided based on grade level and totaled $0.2 million for the three months ended September 28, 2013 and $0.3 million for the period from July 23, 2012, the acquisition date, to September 29, 2012, the end of our first quarter of fiscal year 2013. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.

Under the defined benefit plan in Japan (the Japan Plan), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of September 28, 2013, there were no plan assets. Net periodic pension costs for the Japan Plan for the three months ended September 28, 2013 and September 29, 2012 included the following:

	Three Months Ended
	September 28, 2013	September 29, 2012
	(Thousands)
Service cost	$248	$294
Interest cost	24	37
Net amortization	16	22

Net periodic pension costs	$288	$353

In connection with the Japan Plan, we have $0.2 million in accrued expenses and other liabilities and $8.0 million in other non-current liabilities in our condensed consolidated balance sheet as of September 28, 2013, to account for the projected benefit obligations.

We made benefit payments of $0.1 million and less than $0.1 million, respectively, under the Japan plan during the three months ended September 28, 2013 and September 29, 2012.

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

The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended
	September 28, 2013	September 29, 2012
	(Thousands)
Warranty provision—beginning of period	$5,887	$2,599
Warranties assumed in acquisitions	—	4,867
Warranties issued	972	691
Warranties utilized or expired	(983)	(972)
Currency translation adjustment	94	85

Warranty provision—end of period	$5,970	$7,270

Capital Leases

In connection with our acquisition of Opnext, we assumed certain capital leases with Hitachi Capital Corporation for certain equipment. The following table shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation:

Capital Leases
(Thousands)
Fiscal Year Ending:
2014 (remaining)	$7,671
2015	4,803
2016	3,150
2017	1,494
2018	56
Thereafter	100

Total minimum lease payments	17,274
Less amount representing interest	(591)

Present value of capitalized payments	16,683
Less: current portion	(8,300)

Long-term portion	$8,383

Litigation

In the ordinary course of business, we are involved in various legal proceedings, and we anticipate that additional actions will be brought against us in the future. The most significant of these proceedings are described below. The following supplements and amends the discussion set forth in our Annual Report on Form 10-K for the year ended June 29, 2013. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims in various jurisdictions. Complex legal proceedings frequently extend for several years, and a number of the matters pending against us are at very early stages of the legal process. As a result, some pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to determine whether the proceeding is material to us or to estimate a range of possible loss, if any. Unless otherwise disclosed, we are unable to estimate the possible loss or range of loss for the legal proceedings described below. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our results of operations, financial position or cash flows.

On October 23, 2013, Xi’an Raysung Photonics Inc. filed a civil suit against our wholly-owned subsidiary, Oclaro Technology (Shenzhen) Co., Ltd. (formerly known as Bookham Technology (Shenzhen) Co., Ltd.) in the Xi’an Intermediate People’s Court in Shaanxi Province of the People’s Republic of China. The complaint filed by Xi’an Raysung Photonics Inc. alleges that Oclaro Technology (Shenzhen) Co., Ltd. terminated its purchase order pursuant to which Xi’an Raysung Photonics Inc. had supplied certain products and was to supply certain products to Oclaro Technology (Shenzhen) Co., Ltd.

Xi’an Raysung Photonics Inc. has requested the court award damages of approximately $0.8 million (equivalent to RMB 4,796,531.81), and requested that Oclaro Technology (Shenzhen) Co., Ltd. take the finished products that are now stored in Xi’an Raysung Photonics Inc.’s warehouse (the value of the finished product is approximately, $2.2 million, (equivalent to RMB 13,505,162.34) and requested that Oclaro Technology (Shenzen) Co., Ltd. pay its court fees in connection with this suit.

The Xi’an Intermediate People’s Court delivered an Asset Preservation Order which was served on Oclaro Technology (Shenzhen) Co., Ltd. and the local Customs office. According to the Asset Preservation Order, Oclaro Technology (Shenzhen) Co., Ltd. was ordered to maintain approximately $2.5 million (equivalent to RMB 15,000,000.00) or assets equivalent to the said amount during the litigation process, and the Customs office was ordered that before the Asset Preservation Order is lifted, Oclaro Technology (Shenzhen) Co., Ltd.’s equipment is restricted from being exported. Oclaro Technology (Shenzhen) Co., Ltd. believes it has meritorious defenses to the claims made by Xi’an Raysung Photonics Inc.

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

NOTE 10. EMPLOYEE STOCK PLANS

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

As of September 28, 2013, there were 7.5 million shares of our common stock available for grant under both plans.

We generally grant stock options that vest over a four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors.

In July 2011, our board of directors approved the grant of 0.2 million performance stock units (PSUs) to certain executive officers with an aggregate estimated grant date fair value of $0.9 million. These PSUs vest, up to 150 percent of the target PSUs, upon the achievement of certain revenue growth targets through June 30, 2013, relative to certain comparable companies. Vesting is also contingent upon service conditions being met through August 2015. In October 2013, it was determined that achievement of the performance conditions was reached at the 150 percent target level. As of September 28, 2013, there were 0.2 million PSUs outstanding, after adjustments for forfeitures due to terminations, related to this grant, with an aggregate estimated grant date fair value of $0.8 million.

In July 2012, our board of directors approved an additional grant of 0.6 million PSUs to certain executive officers, subject to shareholder approval of an amendment to our current Plan. These PSUs are not included in the awards outstanding or granted disclosures or in stock-based compensation expense as they are not deemed granted for accounting purposes until the foregoing shareholder approval is obtained. Approximately 0.2 million of the PSUs were forfeited as a result of certain executive officer departures. We will record a cumulative adjustment for stock-based compensation expense based on the fair value of these awards at the date of approval. These PSUs vest upon the achievement of certain adjusted earnings before interest, taxes, depreciation and amortization (Adjusted EBITDA) targets through June 30, 2014. Vesting is also contingent upon service conditions being met through August 2016. If the performance conditions are not achieved, then the corresponding PSUs will be forfeited in the first quarter of fiscal year 2015.

The following table summarizes the combined activity under all of our equity incentive plans for the three months ended September 28, 2013:

	Shares	Stock	Weighted-	Restricted Stock	Weighted-
	Available	Options /SARs	Average	Awards / Units	Average Grant
	For Grant	Outstanding	Exercise Price	Outstanding	Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at June 29, 2013	7,578	6,475	$9.36	2,850	$3.17
Granted	(499)	—	—	400	1.12
Exercised or released	—	(8)	0.97	(468)	2.73
Cancelled or forfeited	392	(281)	12.36	(141)	2.95

Balances at September 28, 2013	7,471	6,186	9.25	2,641	2.95

Supplemental disclosure information about our stock options outstanding as of September 28, 2013 is as follows:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
	Shares	Exercise Price	Contractual Life	Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable at September 28, 2013	5,407	$9.79	4.5	$180
Options and SARs outstanding at September 28, 2013	6,186	9.25	5.0	184

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $1.80 on September 27, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.2 million shares of common stock subject to in-the-money options which were exercisable as of September 28, 2013. We settle employee stock option exercises with newly issued shares of common stock.

NOTE 11. STOCK-BASED COMPENSATION

We recognize compensation expense in our statement of operations related to all share-based awards, including grants of stock options, based on the grant date fair value of such share-based awards. Estimating the grant date fair value of such share-based awards requires us to make judgments in the determination of inputs into the Black-Scholes stock option pricing model which we use to arrive at an estimate of the grant date fair value for such awards. The assumptions used in this model to value stock option grants for the three months ended September 28, 2013 and September 29, 2012 were as follows:

	Three Months Ended
	September 28, 2013	September 29, 2012
Stock options:
Expected life	—	5.1 years
Risk-free interest rate	—	0.7%
Volatility	—	82.9%
Dividend yield	—	—

The amounts included in cost of revenues and operating expenses for stock-based compensation for the three months ended September 28, 2013 and September 29, 2012 were as follows:

	Three Months Ended
	September 28, 2013	September 29, 2012
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$252	$274
Research and development	246	319
Selling, general and administrative	465	780

	$963	$1,373

Stock-based compensation by type of award:
Stock options	$331	$746
Restricted stock awards	658	517
Purchase rights under ESPP	—	180
Inventory adjustment to cost of revenues	(26)	(70)

	$963	$1,373

As of September 28, 2013 and June 29, 2013, we had capitalized approximately $0.3 million and $0.4 million, respectively, of stock-based compensation as inventory.

NOTE 12. INCOME TAXES

The income tax provision of $0.3 million and $0.9 million for the three months ended September 28, 2013 and September 29, 2012, respectively, related primarily to our foreign operations.

The total amounts of our unrecognized tax benefits as of September 28, 2013 and June 29, 2013 were approximately $8.2 million and $8.0 million, respectively. For the three months ended September 28, 2013 and September 29, 2012, we had $3.5 million and $4.8 million, respectively in unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $1.5 million in the next twelve months. We are currently under tax audit in China, and we believe that our tax returns are supportable as filed. However, we cannot predict the outcome of the examination, and the ultimate outcome could result in a material adjustment to our tax liability.

NOTE 13. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and convertible notes during such period.

For the three months ended September 28, 2013 and September 29, 2012, we excluded 24.7 million and 7.8 million, respectively, of outstanding stock options, stock appreciation rights, warrants, shares issuable in connection with convertible notes, and unvested restricted stock awards from the calculation of diluted net income per share because their effect would have been anti-dilutive.

NOTE 14. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION INFORMATION

Geographic Information

The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended
	September 28, 2013	September 29, 2012
	(Thousands)
Hong Kong	$16,981	$14,875
Germany	14,395	10,084
Mexico	12,854	4,292
Japan	12,488	12,893
Malaysia	9,511	10,160
United States	7,390	13,850
Italy	6,387	5,848
China, excluding Hong Kong	5,836	10,467
Thailand	3,307	3,812
Rest of world	7,499	9,354

	$96,648	$95,635

Product Groups

The following table sets forth revenues by product group:

	Three Months Ended
	September 28, 2013	September 29, 2012
	(Thousands)
40 Gb/s and 100 Gb/s transmission	$38,892	$31,445
10 Gb/s and lower transmission	50,540	58,548
Industrial and consumer	7,216	5,642

	$96,648	$95,635

Significant Customers and Concentration of Credit Risk

For the three months ended September 28, 2013, Cisco Systems, Inc. (Cisco) accounted for 15 percent and Coriant accounted for 11 percent of our revenues. For the three months ended September 29, 2012, Cisco accounted for 16 percent of our revenues.

As of September 28, 2013, Flextronics International Ltd. accounted for 14 percent and Coriant accounted for 10 percent of our accounts receivable. As of June 29, 2013, Huawei Technologies Co., Ltd. (Huawei) accounted for 15 percent of our accounts receivable.

NOTE 15. RELATED PARTY TRANSACTIONS

As a result of our acquisition of Opnext on July 23, 2012, Hitachi, Ltd. (Hitachi) holds approximately 13 percent of our outstanding common stock as of September 28, 2013 based on Hitachi’s most recent Schedule 13G filed with the Securities and Exchange Commission on July 27, 2012.

We continue to enter into transactions with Hitachi in the normal course of business. Sales to Hitachi were $1.3 million and $3.0 million, respectively for the three months ended September 28, 2013 and September 29, 2012. Purchases from Hitachi were $2.7 million and $6.4 million, respectively, for the three months ended September 28, 2013 and September 29, 2012. At September 28, 2013 we had $3.6 million accounts receivable due from Hitachi and $2.1 million accounts payable due to Hitachi. At June 29, 2013 we had $3.0 million accounts receivable due from Hitachi and $2.2 million accounts payable due to Hitachi. We also have certain capital equipment leases with Hitachi Capital Corporation as described in Note 9, Commitments and Contingencies.

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

NOTE 16. SUBSEQUENT EVENTS

On October 10, 2013, Oclaro Technologies entered into an Asset Purchase Agreement with II-VI, whereby Oclaro Technologies agreed to sell to II-VI and certain of its affiliates the Amplifier Business for $88.6 million in cash. The transaction closed on November 1, 2013.

Consideration, valued at $88.6 million, consists of $79.6 million in cash, which was received on November 1, 2013, $4.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing claim and $5.0 million related to the exclusive option, which was received on September 12, 2013 and will be credited against the purchase price.

We entered into certain transition service and manufacturing service agreements to allow the Amplifier Business to continue operations during the ownership transition.

Both parties provided customary and reciprocal representations, warranties and covenants in the Asset Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target,” “model,” “may” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) the effect of receiving a “going concern” statement in our auditors report on our 2013 consolidated financial statements, (ii) the sale of businesses which may or may not arise in connection with executing our restructuring plans, (iii) the future performance of Oclaro and our ability to effectively integrate the operations of acquired companies following the closing of acquisitions and mergers, including our merger with Opnext, (iv) our ability to support the carve out of processes, assets and product lines sold in connection with the sale of our Zurich Business and the Amplifier Business, to serve as a supplier to the buyers of such businesses during the transition of manufacturing activities, (v) our ability to effectively restructure our operations and business following the sale of our Zurich Business and the Amplifier Business in accordance with our business plan, (vi) the potential inability to realize the expected and ongoing benefits and synergies of acquisitions and mergers and from the utilization of capital from our asset dispositions, (vii) the impact of continued uncertainty in world financial markets and any resulting reduction in demand for our products, (viii) our ability to meet or exceed our gross margin expectations, (ix) the effects of fluctuating product mix on our results, (x) our ability to timely develop and commercialize new products, (xi) our ability to reduce costs and operating expenses, (xii) our ability to respond to evolving technologies and customer requirements and demands, (xiii) our dependence on a limited number of customers for a significant percentage of our revenues, (xiv) our ability to maintain strong relationships with certain customers, (xv) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do, (xvi) our ability to effectively and efficiently transition to an outsourced back-end assembly and test model, (xvii) our ability to timely capitalize on any increase in market demand, (xviii) increased costs related to downsizing and compliance with regulatory and legal requirements in connection with such downsizing, (xix) competition and pricing pressure, (xx) the risks associated with our international operations, (xxi) our ability to service and repay our outstanding indebtedness pursuant to the terms of the applicable agreements, (xxii) the outcome of tax audits or similar proceedings, (xxiii) the outcome of pending or potential litigation against us, (xxiv) our ability to maintain or increase our cash reserves and obtain debt or equity-based financing on terms acceptable to us or at all, and (xxv) other factors described in other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.

As used herein, “Oclaro,” “we,” “our,” and similar terms include Oclaro, Inc. and its subsidiaries, unless the context indicates otherwise.

OVERVIEW

We are one of the largest providers of optical components, modules and subsystems for the optical communications market. We are a global leader dedicated to photonics innovation, with research and development (R&D) and chip fabrication facilities in the U.K., Italy, Korea and Japan. We have in-house and contract manufacturing sites in the U.S., China, Malaysia and Thailand, with design, sales and service organizations in most of the major regions around the world.

Our customers include ADVA Optical Networking; Alcatel-Lucent; Ciena; Cisco; Coriant; Ericsson; Fiberhome Technologies Group; Fujitsu; Huawei; and Tellabs, Inc.

RECENT DEVELOPMENTS

On October 10, 2013, Oclaro Technologies entered into an Asset Purchase Agreement with II-VI, whereby Oclaro Technologies agreed to sell its optical amplifier and micro-optics business (the “Amplifier Business”) to II-VI and certain of its affiliates for $88.6 million in cash. The transaction closed on November 1, 2013.

Consideration, valued at $88.6 million, consists of $79.6 million in cash, which was received on November 1, 2013, $4.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing claim and $5.0 million related to the exclusive option, which was received by us on September 12, 2013, and was credited against the purchase price.

We entered into certain transition service and manufacturing service agreements to allow the Amplifier Business to continue operations during the ownership transition.

On September 12, 2013, we also sold our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business (the “Zurich Business”) to II-VI Incorporated (II-VI). We received proceeds of $90.6 million in cash on September 12, 2013. We will also receive $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims, and $2.0 million subject to a potential post-closing working capital adjustment, which will be calculated based on the level of working capital in the Oclaro Switzerland GmbH subsidiary at the September 12, 2013 close versus a target based on working capital at June 29, 2013. In addition, we retained approximately $14.7 million in accounts receivable related to the Zurich Business and approximately $9.6 million of supplier and employee related payables related to the Zurich Business which were not included in the Oclaro Switzerland GmbH subsidiary.

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

We have used a portion of the proceeds from the sale of the Zurich and Amplifier Businesses to repay our term loan, repay our entire outstanding balance under our credit line and will use a portion of the remaining proceeds to begin restructuring Oclaro for the future. We intend to further simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies.

RESULTS OF OPERATIONS

On September 12, 2013 we announced the sale of our Zurich Business to II-VI, along with an exclusive option to purchase our Amplifier Business. On October 10, 2013, we entered into an Asset Purchase Agreement with II-VI for the sale of our Amplifier Business, which subsequently closed on November 1, 2013. We have classified the financial results of the Zurich and Amplifier Businesses as discontinued operations for all periods presented. The following presentations relate to continuing operations only, unless otherwise indicated.

On July 23, 2012, we completed a merger by and among Opnext, Inc. (Opnext). The acquisition is more fully discussed in Note 5, Business Combinations and Dispositions to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The condensed consolidated statements of operations for the three months ended September 29, 2012 include the results of operations of the combined entities from July 23, 2012, the date of the acquisition.

The following tables set forth our condensed consolidated results of operations for the three month periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	September 28, 2013		September 29, 2012		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$96,648	100.0	$95,635	100.0	$1,013	1.1
Cost of revenues	85,430	88.4	91,173	95.3	(5,743)	(6.3)

Gross profit	11,218	11.6	4,462	4.7	6,756	151.4

Operating expenses:
Research and development	18,102	18.7	20,527	21.4	(2,425)	(11.8)
Selling, general and administrative	21,051	21.8	21,603	22.6	(552)	(2.6)
Amortization of intangible assets	424	0.4	1,232	1.3	(808)	(65.6)
Restructuring, acquisition and related costs	2,877	3.0	11,594	12.1	(8,717)	(75.2)
Flood-related expense	—	—	264	0.3	(264)	(100.0)
Impairment of other intangibles	—	—	864	0.9	(864)	(100.0)
(Gain) loss on sale of property and equipment	452	0.5	(18)	—	470	n/m (1)

Total operating expenses	42,906	44.4	56,066	58.6	(13,160)	(23.5)

Operating loss	(31,688)	(32.8)	(51,604)	(53.9)	19,916	(38.6)
Other income (expense):
Interest income (expense), net	(553)	(0.6)	(478)	(0.5)	(75)	15.7
Gain on foreign currency translation	1,777	1.8	38	—	1,739	4,576.3
Other income (expense), net	521	0.6	—	—	521	n/m (1)
Gain on bargain purchase	—	—	24,866	26.0	(24,866)	(100.0)

Total other income (expense)	1,745	1.8	24,426	25.5	(22,681)	(92.9)

Loss before income taxes	(29,943)	(31.0)	(27,178)	(28.4)	(2,765)	10.2
Income tax provision	302	0.3	918	1.0	(616)	(67.1)

Loss from continuing operations	(30,245)	(31.3)	(28,096)	(29.4)	(2,149)	7.6
Income from discontinued operations, net of tax	63,523	65.7	2,988	3.1	60,535	2,025.9

Net income (loss)	$33,278	34.4	$(25,108)	(26.3)	$58,386	n/m (1)

(1)	Not meaningful.

Revenues

Revenues for the three months ended September 28, 2013 increased by $1.0 million, or 1 percent, compared to the three months ended September 29, 2012. Compared to the three months ended September 29, 2012, revenues from sales of our 40 Gb/s and 100 Gb/s transmission modules increased by $7.4 million, or 24 percent; revenues from sales of our 10 Gb/s transmission modules decreased by $8.0 million, or 14 percent; and revenues from sales of our industrial and consumer products increased by $1.6 million, or 28 percent.

For the three months ended September 28, 2013, Cisco Systems, Inc. (Cisco) accounted for 15 percent and Coriant accounted for 11 percent of our revenues. For the three months ended September 29, 2012, Cisco accounted for 16 percent of our revenues.

In fiscal year 2014, we expect our revenues to decrease significantly as a result of the sale of our Zurich and Amplifier Businesses. The Zurich Business and Amplifier Business accounted for approximately 15 percent and 16 percent, respectively, of our fiscal year 2013 revenue.

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

Our cost of revenues for the three months ended September 28, 2013 decreased by $5.7 million, or 6 percent, from the three months ended September 29, 2012. The decrease was primarily related to merger related synergies and realizing the benefits of previous cost reduction efforts.

Gross Profit

Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.

Our gross margin rate increased to 12 percent for the three months ended September 28, 2013, compared to 5 percent for the three months ended September 29, 2012. Of the 7 percentage points improvement in gross margin rate, the primary sources were improvement in manufacturing overhead as redundancies from the Opnext acquisition were eliminated, manufacturing overhead in other sites was reduced for cost cutting purposes, the sale of our Santa Rosa facility and a higher level of reserves in 2012 versus 2013.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.

Research and development expenses decreased to $18.1 million for the three months ended September 28, 2013 from $20.5 million for the three months ended September 29, 2012. The decrease was primarily related to synergies from aligning and reducing combined research and development resources of Oclaro and Opnext in association with the merger, and other cost reduction efforts in response to softening market conditions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.

Selling, general and administrative expenses decreased to $21.1 million for the three months ended September 28, 2013, from $21.6 million for the three months ended September 29, 2012. The decrease was primarily related to synergies from aligning and reducing combined selling, general and administrative resources of Oclaro and Opnext in association with the merger, and other cost reduction efforts in response to softening market conditions.

Amortization of Intangible Assets

Amortization of intangible assets decreased to $0.4 million for the three months ended September 28, 2013 from $1.2 million for the three months ended September 29, 2012. The decrease in our amortization is a result of recording $14.2 million in impairment losses during the fourth quarter of fiscal year 2013, including $6.4 million related to intangibles acquired in connection with our acquisition of Mintera, $2.6 million related to intangibles acquired in connection with our acquisition of Opnext, and $5.2 million related to intangibles acquired in connection with other earlier acquisitions. As a result of these impairments, we expect the amortization of intangible assets to decrease from $5.3 million in fiscal year 2013 to $1.7 million for fiscal years 2014 through 2018 based on the current level of our intangible assets.

Restructuring, Acquisition and Related Costs

During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the three months ended September 28, 2013, we recorded restructuring charges and paid $0.2 million related to workforce reductions in our research and development facility in Israel. We expect to incur an additional $20.0 million to $25.0 million in restructuring charges over the course of the next year in connection with the ongoing activities related to this restructuring plan.

In connection with the acquisition of Opnext, we initiated a restructuring plan to integrate the businesses in the first quarter of fiscal year 2013. We recorded $0.9 million and $8.3 million in restructuring charges during the three months ended September 28, 2013 and September 29, 2012, respectively. The restructuring charges for the three months ended September 28, 2013, included $0.9 million related to external consulting charges and professional fees associated with reorganizing the infrastructure. The restructuring charges for the three months ended September 29, 2012, included $7.0 million related to workforce reductions, $0.9 million related to the impairment of certain technology that was considered redundant following the acquisition and $0.4 million related to the write-off of net book value inventory that supported this technology.

During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of our Shenzhen, China manufacturing operations to Venture Corporation Limited (Venture). In connection with this transition, we recorded restructuring charges related to employee separation charges of $1.0 million and $1.6 million during the three months ended September 28, 2013 and September 29, 2012, respectively. We expect to incur between $4.0 million and $6.0 million in additional restructuring costs in connection with the transition of our Shenzhen manufacturing operations to Venture over the next year and a half.

Impairment of Other Intangible Assets

During the first quarter of fiscal year 2013, we determined that a portion of the technology we acquired in connection with our acquisition of Mintera in July 2010 was considered redundant, following the acquisition of Opnext and its product lines. We recorded $0.9 million for the impairment loss related to these intangibles in our condensed consolidated statement of operations for the three months ended September 29, 2012.

Other Income (Expense)

Other income (expense) decreased to $1.7 million in income for the three months ended September 28, 2013 from $24.4 million in income for the three months ended September 29, 2012. This decrease was primarily due to a $24.9 million gain on bargain purchase in connection with our acquisition of Opnext in the first quarter of fiscal year 2013.

Income Tax Provision

For the three months ended September 28, 2013 and September 29, 2012, our income tax provisions of $0.3 million and $0.9 million, respectively, primarily related to our foreign operations.

Income from Discontinued Operations, Net of Tax

During the three months ended September 28, 2013, we recorded a gain on the sale of the Zurich Business of $62.8 million and income from discontinued operations of the Zurich and Amplifier Businesses of $63.5 million. For the three months ended September 29, 2012, we recorded a gain of $3.0 million related to the operations of the Zurich and Amplifier Businesses during that period.

The following table sets forth the results of the discontinued operations of our Zurich and Amplifier Businesses for the three months ended September 28, 2013 and September 29, 2012 and the year-over-year increases (decreases) in our results:

	Three Months Ended
	September 28, 2013	September 29, 2012	Change
	(Thousands)	(Thousands)	(Thousands)
Revenues	$42,212	$53,178	$(10,966)
Cost of revenues	32,308	41,602	(9,294)

Gross profit	9,904	11,576	(1,672)
Gross margin rate	23%	22%
Operating expenses	7,352	8,481	(1,129)
Other income (expense), net	61,150	158	60,976

Income from discontinued operations before income taxes	63,702	3,253	60,433
Income tax provision	163	265	(102)

Income from discontinued operations	$63,539	$2,988	$60,535

Revenues. Revenues of the Zurich and Amplifier Businesses decreased $11.0 million, or 21 percent, during the three months ended September 28, 2013 compared to the three months ended September 29, 2012, primarily as a result of decreased sales to our customers due to weaker market conditions, and as a result of completing the sale of the Zurich Business during the quarter ended September 28, 2013.

Cost of Revenues. Cost of revenues of the Zurich and Amplifier Businesses decreased $9.3 million, or 22 percent, during the three months ended September 28, 2013 compared to the three months ended September 29, 2012 due to the net effect of a decrease in direct product costs, based on lower revenues.

Gross Margin Rate. The gross margin rate of the Zurich and Amplifier Businesses increased to 23 percent for the three months ended September 28, 2013 compared to the three months ended September 29, 2012, as a result of lower inventory reserves in the three months ended September 28, 2013.

Operating Expenses. Operating expenses of the Zurich and Amplifier Businesses decreased $1.1 million, or 13 percent, during the three months ended September 28, 2013 compared to the three months ended September 29, 2012, primarily as a result of lower research and development expenses in the three months ended September 28, 2013.

Other Income (Expense). Other income (expense) for the Zurich and Amplifier Businesses increased $61.0 million during the three months ended September 28, 2013 compared to the three months ended September 29, 2012, primarily as a result of $62.8 million gain on the sale of the Zurich Business.

Income Tax Provision. Our income tax provision related to discontinued operations is negligible in each period presented.

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

We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended June 29, 2013 (2013 Form 10-K) related to revenue recognition and sales returns, inventory valuation, business combinations, impairment of goodwill and other intangible assets, accounting for stock-based compensation and income taxes. It is important that the discussion of our operating results be read in conjunction with the critical accounting policies discussed in our 2013 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

The condensed consolidated statement of cash flows and the discussion below on cash flows from operating, investing and financing activities have not been adjusted for the effects of the discontinued operations.

Cash Flows from Operating Activities

Net cash used by operating activities for the three months ended September 28, 2013 was $17.6 million, primarily resulting from a net income of $33.3 million adjusted for non-cash adjustments of $48.7 million and a $2.1 million decrease in cash due to changes in operating assets and liabilities. The $2.1 million decrease in cash due to changes in operating assets and liabilities was comprised of a $16.0 million increase in accounts payable, a $0.4 million decrease in inventories and a $0.3 million decrease in other non-current assets, partially offset by a $15.7 million increase in prepaid expenses and other current assets, a $2.2 million decrease in accrued expenses and other liabilities and a $0.8 million increase in accounts receivable. The $48.7 million decrease in cash resulting from non-cash adjustments primarily consisted of a $62.8 million gain on the sale of the Zurich Business, $0.5 million from the amortization of deferred gain from sales-leaseback transactions, partially offset by $8.8 million in depreciation and amortization, $4.2 million related to the amortization and writeoff of the issuance costs of the term loan, and $1.2 million of expense related to stock-based compensation.

Net cash used by operating activities for the three months ended September 29, 2012 was $17.2 million, primarily resulting from a net loss of $25.1 million adjusted for non-cash adjustments of $10.5 million and a $18.4 million increase in cash due to changes in operating assets and liabilities. The $18.4 million increase in cash due to changes in operating assets and liabilities was comprised of a $21.4 million decrease in accounts receivable, a $7.0 million increase in inventories, a $3.8 million increase in prepaid expenses and other current assets, a $3.2 million increase in accounts payable, a $3.0 million decrease in accrued expenses and other liabilities, and a $0.1 million decrease in other non-current assets. The $10.5 million decrease in cash resulting from non-cash adjustments primarily consisted of $24.9 million bargain purchase gain related to the acquisition of Opnext and $0.3 million from the amortization of deferred gain from sales-leaseback transactions, partially offset by $12.2 million in depreciation and amortization, $1.6 million of expense related to stock-based compensation and $0.9 million related to the impairment of certain intangibles.

Cash Flows from Investing Activities

Net cash provided by investing activities for the three months ended September 28, 2013 was $94.4 million, primarily consisting of $90.6 million proceeds from the sale of Zurich Business, $5.0 million from the sale of an exclusive option to purchase the Amplifier Business and a $0.2 million reduction in restricted cash, which were partially offset by $1.4 million used in capital expenditures.

Net cash provided by investing activities for the three months ended September 29, 2012 was $30.2 million, primarily consisting of $36.1 million cash acquired in the acquisition of Opnext, partially offset by $6.0 million used in capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended September 28, 2013 was $66.3 million, primarily consisting of $65.0 million in repayments on a term loan and our revolving credit facility and $1.3 million in payments on capital lease obligations.

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

Credit Line and Notes

As of September 28, 2013, no amounts were available to us under our senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders (the Credit Agreement). We are currently in discussions with the Agent and Lenders regarding an amendment to the Credit Agreement.

As of September 28, 2013, there were no amounts outstanding under the credit facility and no amounts owed in connection with the Term Loan. As of September 28, 2013, the net carrying value of the liability component of our Convertible Notes was $23.1 million and the estimated fair value of the contingent obligation for the make-whole premium was valued at $0.7 million. As of June 29, 2013, there was $40.0 million outstanding under the credit facility and $25.0 million owed in connection with the term loan. As of June 29, 2013, the net carrying value of the liability component of our Convertible Notes was $22.8 million and the estimated fair value of the contingent obligation for the make-whole premium was valued at $0.1 million. During the first quarter of fiscal year 2014, we used part of the proceeds from the sale of the Zurich Business to fully repay our outstanding balance under the credit facility and the Term Loan.

At September 28, 2013 and June 29, 2013, there was $30,000 in outstanding standby letters of credit secured under the Credit Agreement. These letters of credit expire in June 2015.

See Note 7, Credit Line and Notes for additional information regarding the credit facility, term loan and Convertible Notes.

Future Cash Requirements

As of September 28, 2013, we held $94.7 million in cash and short-term investments, comprised of $92.0 million in cash and cash equivalents, $2.6 million in restricted cash and $0.2 million of short-term investments; and we had working capital of $164.8 million. On September 12, 2013, we completed the sale of our Zurich Business under which we expect to receive $6.0 million in additional proceeds which are subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims, and $2.0 million subject to a potential post-closing working capital adjustment. On September 12, 2013, we granted II-VI an exclusive option to purchase the Amplifier Business. On October 10, 2013, we entered into an Asset Purchase Agreement to sell the Amplifier Business, and on November 1, 2013, we completed the sale for $88.6 million. The $5.0 million previously received for the option was applied against the sale. We received $79.6 million in proceeds on November 1, 2013 and expect to receive the remaining $4.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing claim. With our current cash and cash equivalent balances and the proceeds from the sale of our Amplifier Business, we believe that we have sufficient funds to operate the Company for fiscal 2014, including costs associated with the implementation of our restructuring activities.

In the event we need additional liquidity beyond our current expectations, such as to fund future growth or strengthen our balance sheet or to fund the cost of restructuring activities, we may find it necessary to lower our operating income break-even level and undertake additional cost cutting measures. We will continue to explore other sources of additional liquidity. These additional sources of liquidity could include one, or a combination, of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all. As of September 28, 2013, no amounts were available to us under the Credit Agreement. We are currently in discussions with the Agent and Lenders regarding an amendment to the Credit Agreement.

We have incurred significant operating losses and generated negative cash flows for fiscal year 2013, the first quarter of fiscal year 2014 and anticipate that our net loss for the remaining fiscal year 2014 could be substantial. The continued operation of our business is dependent upon our achieving cash flows expected to be generated from the execution of our current operating plan, including anticipated restructuring plans.

For additional information on the risks we face related to future cash requirements, see Item 1A. Risk Factors under “— Risks Related to Our Business — We have a history of large operating losses and we may not be able to achieve profitability in the future and maintain sufficient levels of liquidity,” Note 1, Business and Summary of Significant Accounting Policies, and the Report of Independent Registered Public Accounting Firm included in our 2013 Annual Report on Form 10-K.

As of September 28, 2013, $74.0 million of the $92.0 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not include repatriation of these funds.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013, which is incorporated herein by reference. Our exposure to market risk has not changed materially since June 29, 2013.

INTEREST RATES

We finance our operations through a mixture of issuances of equity securities, finance leases, working capital and by drawing on our Credit Agreement. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed under our Credit Agreement, Convertible Notes and through our capital leases. At September 28, 2013 the carrying value of our Convertible Note was $23.1 million with an average interest rate of 7.5 percent per annum and $16.7 million under capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense by $0.4 million.

We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts. We believe our current interest rate risk is immaterial.

FOREIGN CURRENCY

As our business is multinational in scope, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. In the future, we expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling and Japanese yen. Our expenses denominated in the Swiss franc have decreased significantly as a result of our sale of the Zurich Business in the first quarter of fiscal year 2014. Fluctuations in the exchange rate between the U.S. dollar, the U.K. pound sterling, and the Japanese yen and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese yuan, the Korean won and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen and Shanghai, China; Daejeon, South Korea and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.

As of September 28, 2013, our U.K. subsidiary had $33.1 million, net, in U.S. dollar denominated operating intercompany payables, $53.2 million in U.S. dollar denominated accounts receivable and payable, net, related to sales to external customers and purchases from suppliers, and $52.5 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $7.3 million (U.S. dollar strengthening), or loss of $7.3 million (U.S. dollar weakening) on the translation of these receivables and other cash balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.

As of September 28, 2013, our Japan subsidiary had $43.3 million, net, in U.S. dollar denominated operating intercompany payables, $16.2 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $0.6 million in U.S. dollar denominated cash and restricted cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $5.9 million (U.S. dollar weakening), or loss of $5.9 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 28, 2013. The term “disclosure controls and procedures,” as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 28, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

As disclosed in our Annual Report on Form 10-K for the year ended June 29, 2013, we identified a material weakness in our internal control over financial reporting such that our disclosure controls and procedures related to accounting for the purchase of the Opnext acquisition were not effective. Over the next several quarters, we will be implementing enhancements to our internal controls over financial reporting, including hiring finance personnel and adding controls over the preparation and oversight of accounting for acquisitions and dispositions. Our remediation efforts, including the testing of these controls, will continue throughout our fiscal year 2014. We expect that the material weakness will be remediated during fiscal year 2014 once these controls have been operational for a sufficient period of time to allow management to conclude that these controls are operating effectively.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of September 28, 2013 and the material weakness in our internal control over financial reporting that existed as of that date as described above, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the condensed consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with U.S. GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Except as noted in the preceding paragraph, there was no change in our internal control over financial reporting during the three months ended September 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Overview

In the ordinary course of business, we are involved in various legal proceedings, and we anticipate that additional actions will be brought against us in the future. The most significant of these proceedings are described below. The following supplements and amends the discussion set forth in our Annual Report on Form 10-K for the year ended June 29, 2013. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims in various jurisdictions. Complex legal proceedings frequently extend for several years, and a number of the matters pending against us are at very early stages of the legal process. As a result, some pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to determine whether the proceeding is material to us or to estimate a range of possible loss, if any. Unless otherwise disclosed, we are unable to estimate the possible loss or range of loss for the legal proceedings described below. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our results of operations, financial position or cash flows.

Specific Matters

On October 23, 2013, Xi’an Raysung Photonics Inc. filed a civil suit against our wholly-owned subsidiary, Oclaro Technology (Shenzhen) Co., Ltd. (formerly known as Bookham Technology (Shenzhen) Co., Ltd.) in the Xi’an Intermediate People’s Court in Shaanxi Province of the People’s Republic of China. The complaint filed by Xi’an Raysung Photonics Inc. alleges that Oclaro Technology (Shenzhen) Co., Ltd. terminated its purchase order pursuant to which Xi’an Raysung Photonics Inc. had supplied certain products and was to supply certain products to Oclaro Technology (Shenzhen) Co., Ltd.

Xi’an Raysung Photonics Inc. has requested the court award damages of approximately $0.8 million (equivalent to RMB 4,796,531.81), and requested that Oclaro Technology (Shenzhen) Co., Ltd. take the finished products that are now stored in Xi’an Raysung Photonics Inc.’s warehouse (the value of the finished product is approximately, $2.2 million, (equivalent to RMB 13,505,162.34) and requested that Oclaro Technology (Shenzen) Co., Ltd. pay its court fees in connection with this suit.

The Xi’an Intermediate People’s Court delivered an Asset Preservation Order which was served on Oclaro Technology (Shenzhen) Co., Ltd. and the local Customs office. According to the Asset Preservation Order, Oclaro Technology (Shenzhen) Co., Ltd. was ordered to maintain approximately $2.5 million (equivalent to RMB 15,000,000.00) or assets equivalent to the said amount during the litigation process, and the Customs office was ordered that before the Asset Preservation Order is lifted, Oclaro Technology (Shenzhen) Co., Ltd.’s equipment is restricted from being exported. Oclaro Technology (Shenzhen) Co., Ltd. believes it has meritorious defenses to the claims made by Xi’an Raysung Photonics Inc.

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

We have recently announced significant changes at Oclaro relating to our operations, strategic plan and management team.

Beginning in June 2013, we have announced a series of events, transactions and restructuring plans, which have had a significant impact on our business. Among other things, we have announced the appointment of a new Chief Executive Officer, a new Chief Financial Officer, the sale of our Zurich and Amplifier Businesses and a restructuring plan to focus our business on our core competencies. While we believe these events, transactions and plans will have a positive impact on our financial condition and results of operations, these changes will result in at least a significant near-term reduction in our revenue, could lead to a disruption in our operations and employee morale, could lead to unplanned attrition of employees, and adversely affect our ability to attract highly skilled employees. If we experience these or other adverse consequences or are otherwise unable to realize the expected benefits of our restructuring plan, our business, results of operations and financial condition would be materially and adversely affected and we may not be able to continue as a going concern over the long term.

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

On March 28, 2012, shortly after announcing this agreement, certain of our employees in Shenzhen initiated a work stoppage up to and including April 4, 2012. Although we negotiated a resolution to this work stoppage, there can be no assurance that work stoppages will not arise in the future having a material adverse impact on our production output and/or the levels and gross margins of the corresponding product revenues supported by the production output, and/or increasing the net costs of executing the transfer to Venture. Any such work stoppage may adversely impact our revenues and our ability to deliver products to our customers. In addition, our recent sale of the Zurich and Amplifier Businesses, and our commitment to provide manufacturing services for the buyer using our Shenzhen facility and personnel, could potentially have an impact on corresponding employee relations in Shenzhen.

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

Uncertainties associated with the sale of the Zurich and Amplifier Businesses may cause us to lose employees, customers and business partners.

Our current and prospective employees, customers and business partners may be uncertain about their future roles and relationships with us following the completion of the sale of the Zurich and Amplifier Businesses. This uncertainty may adversely affect our ability to attract and retain key management and employees, customers and business partners.

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

We have a history of large operating losses. We may not be able to achieve profitability in the future and as a result we may not be able to maintain sufficient levels of liquidity.

We have historically incurred losses and negative cash flows from operations since our inception. As of September 28, 2013, we had an accumulated deficit of $1,282.0 million. We incurred a loss from continuing operations of $30.2 million and negative cash flows from operations of $17.2 million during the three months ended September 28, 2013, and we incurred net losses for the years ended June 29, 2013, June 30, 2012 and July 2, 2011 of $122.7 million, $66.5 million and $46.4 million, respectively.

As of September 28, 2013, we held $94.7 million in cash and short-term investments, comprised of $92.0 million in cash and cash equivalents, $2.6 million in restricted cash and $0.2 million of short-term investments; and we had working capital of $164.8 million. At September 28, 2013, we had debt of $39.8 million, consisting of $23.1 million outstanding pursuant to the issuance of 7.50% Exchangeable Senior Secured Second Lien Notes due 2018 (the “Convertible Notes”) by our indirect, wholly owned subsidiary, Oclaro Luxembourg S.A., and guaranteed by us and $16.7 million related to capital leases. During fiscal year 2013 and 2014, we executed a number of financing transactions in order to generate funds to help sustain our operations: we sold our interleaver and thin film filter business, we expanded our line of credit, we executed a convertible debt transaction and in the third quarter of fiscal year 2013, we began to evaluate and execute sales of product lines in order to generate additional capital. On May 6, 2013, we secured a short term loan from Providence Equity of $25.0 million (with net proceeds to us of $20.5 million after discounts and expenses) as a bridge to the conclusion of certain asset sales. In order to obtain the short term loan, we amended our Credit Agreement to add Providence as a term lender. In connection with this amendment, we agreed to complete certain asset sales and use the proceeds to repay amounts we have borrowed under the Credit Agreement by July 15, 2013. On August 21, 2013, we amended our Credit Agreement to extend the time frame within which we must complete such asset sales to make such repayments to September 2, 2013. The corresponding sale of our Zurich Business to II-VI was closed on September 12, 2013. We received proceeds of $90.6 million in cash on September 12, 2013. We will also receive $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims, and $2.0 million subject to a potential post-closing working capital adjustment, which will be calculated based on the level of working capital in the Oclaro Switzerland GmbH subsidiary at the September 12, 2013 close versus a target based on working capital at June 29, 2013. We also received $5.0 million for a 30 day option to sell our Amplifier Business for $88.0 million inclusive of the option amount. On November 1, 2013, we sold our Amplifier Business to II-VI and certain of its affiliates for $88.6 million in cash, consisting of $79.6 million in cash, subject to inventory valuation adjustments after closing, and $4.0 million, subject to hold-back by II-VI until December 31, 2014 to address any post-closing claims. In accordance with the option agreement we entered into with II-VI, the $5.0 million paid by II-VI was credited against the $88.6 million purchase price for the Amplifier Business.

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

Given the reduction in sales, delays in production of new programs, sale of revenue generating businesses, the continuing costs of our previously announced restructuring activities and the potential for volatile macroeconomic or market related commercial conditions, we expect our net loss for the second quarter of fiscal year 2014 to be as large as the quarterly losses we experienced during fiscal year 2013. We can make no assurances that we will be successful in negotiating new terms to our bank line of credit so that we may begin borrowing under the Credit Agreement.

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

We sold the Zurich and Amplifier Businesses and may pursue other strategic dispositions or a further reduction in the number of our locations which could be difficult to implement, disrupt our business or further change our business profile significantly.

The sale of the Zurich and Amplifier Businesses, and any future strategic disposition of assets or businesses or reduction in the number of our locations involve numerous risks, including: (i) potential disruption of our ongoing business and distraction of management; (ii) difficulty segregating assets or businesses to be disposed of or consolidated; (iii) exposure to unknown, contingent or other liabilities, including litigation arising in connection with the disposition; (iv) changing our business profile in ways that could have unintended negative consequences; (v) the failure to achieve anticipated benefits, (vi) accounting charges that may affect our financial condition and results of operations; (vii) significant fluctuations in our revenues and operating results; (viii) our ability to support manufacturing services and transition services and the risk to the rest of our business resulting from resources focusing on those services; and (ix) with respect to the sale of the Zurich Business, (A) our ability to support the buyer’s transition from Shenzhen; and (B) the ability of the buyer to supply us with 980 nm pumps. In addition, a material disposition could require the amendment or refinancing of our outstanding indebtedness or a portion thereof.

Our revenues and operating results are likely to fluctuate significantly as a result of factors that are outside our control and through asset sales.

Our revenues and operating results are likely to fluctuate significantly in the future as a result of factors that are outside our control. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, changes in the pricing of our products due to competitive pressures as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, consumer and biotechnology markets. Purchase decisions by our customers are also impacted by the capital expenditure plans of the global telecom carriers, which tend to be the primary customers of our customers. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase products from us. For example, during the second half of fiscal 2012, our revenues were adversely impacted by a significant change in demand expectations from a particular major customer. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred, could vary significantly. In addition, our revenues will decrease and our operating results will be impacted by the completion of asset sales. We sold the Zurich Business on September 12, 2013 and the Amplifier Business on November 1, 2013. We expect that the loss of revenue from the Zurich and Amplifier Businesses will cause a decrease in our total revenue and impact our operating results during the 2014 fiscal year. Additional asset sales could reduce our revenue and impact our operating results. Because our business is capital intensive, significant fluctuations in our revenues, without a corresponding decrease in expenses, can have a significant adverse impact on our operating results.

A lack of effective internal control over our financial reporting could result in an inability to report our financial results accurately, which could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

In connection with establishing the fair values of certain assets and liabilities associated with our acquisition of Opnext, we identified a material weakness over controls related to our recording of the purchase under Accounting Standards Codification Topic 805, Business Combinations. In the fourth quarter of fiscal year 2013, we made adjustments to the fair value of certain items, including property and equipment, capital leases and intangible assets. As a result of these adjustments, management concluded that we did not maintain effective internal control over financial reporting as of June 29, 2013, because the potential impact of these adjustments could have been material to our financial position and results of operations. As of September 28, 2013, we continue to implement remediation efforts.

In addition, in April 2012, in connection with the restatement of our previously issued consolidated financial statements as of and for the quarters ended March 31, 2012 and October 1, 2011, our management re-evaluated the effectiveness of our disclosure controls and procedures. As a result of that re-evaluation, our management determined that a material weakness existed in our internal controls over financial reporting such that our disclosure controls and procedures related to accounting for income taxes were not effective as of March 31, 2012 and October 1, 2011. During the three months ended March 31, 2012, we implemented enhancements to our internal controls over financial reporting, including adding additional monitoring controls over the preparation and filing of foreign income tax returns. Our remediation efforts, including the testing of these controls continued throughout our fiscal year 2012. The material weakness related to the preparation and filing of foreign income taxes was considered remediated in the fourth quarter of fiscal year 2012, once these controls were shown to be operational for a sufficient period of time to allow management to conclude that these controls were operating effectively.

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

We may not be able to maintain or improve our gross margins, due to slow introductions of new products, failure to effectively cost reduce existing products, the potential for future macroeconomic or market volatility reducing sales volumes, changes in customer demand (including a change in product mix between different areas of our business) and pricing pressure from increased competition or other factors. We are attempting to reduce our product costs and improve our product mix to offset price competition and erosion expected in most product categories, but there is no assurance that we will be successful. Our gross margins can also be adversely impacted for reasons including, but not limited to, fixed manufacturing costs that would not be expected to decrease in proportion to any decrease in revenues, as occurred due to the flooding in Thailand; unfavorable production yields or variances; increases in costs of input parts and materials; the timing of movements in our inventory balances; warranty costs and related returns; changes in foreign currency exchange rates; possible exposure to inventory valuation reserves; the sale of the Zurich and Amplifier Businesses, including procuring certain parts that were previously internally sourced; and failure to realize benefits of the transfer to Venture. Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations.

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

Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, during the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, our three largest customers accounted for 31 percent, 29 percent and 36 percent of our revenues, respectively, including our discontinued operations. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, during the second half of fiscal 2012, our revenues were adversely impacted by a significant change in demand expectations from a particular major customer. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.

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

Employee turnover in China is high due to the intensely competitive and fluid market for skilled labor. To operate our Shenzhen facility under these conditions, we need to continue to hire direct manufacturing personnel, administrative personnel and technical personnel; obtain and retain required legal authorization to hire such personnel; and incur the time and expense to hire and train such personnel. On March 28, 2012, shortly after announcing the agreement with Venture, certain of our employees in Shenzhen initiated a work stoppage. The work stoppage impacted our Shenzhen manufacturing capabilities temporarily up to and including April 4, 2012. Revenues for the three months ended March 31, 2012 were adversely impacted by approximately $4.0 million by the work stoppage.

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

As of September 28, 2013, we had approximately 2,500 employees in a total of 20 facilities around the world. As a result of the acquisition of Opnext, and our previous merger and acquisition activities, we face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Our inability to manage successfully the geographically more diverse (including from a cultural perspective) and substantially larger combined organization, including managing and executing the planned acquisition synergies and transitions with Opnext, could have a material adverse effect on our operating results and, as a result, on the market price of our common stock. The Opnext acquisition and other recent acquisitions have increased our serviceable available markets and scaling the company to address the growth potentially available from addressing these markets, and potentially available within our previously existing markets, creates additional challenges of a similar nature. We also continue to evaluate plans and alternatives to simplify the merged company, and to reduce our profitability break-even levels, which could include additional strategic transactions, such as asset sales or intellectual property transactions and further actions to restructure the merged company. The corresponding activities could distract from normal business operations and adversely impact our ability to execute our operating results.

We have initiated steps to reduce our complexity and to simplify our operating footprint. These actions include the outsourcing of Shenzhen to Venture, the sale of the Zurich and Amplifier Businesses, and the elimination of research and development investment on future WSS products. We anticipate taking further restructuring actions as well. While these, and other, steps may reduce our complexity in the long term, in the short term the execution of these actions, and the support of transitions associated with these actions, increases the complexity of our operations and creates risk of successfully executing the actions.

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

In connection with our acquisition of Xtellus, during the first quarter of fiscal year 2012 we issued 0.9 million shares of our common stock to settle our escrow liability. In connection with our acquisition of Mintera, during the second quarter of fiscal year 2012, we issued 0.8 million shares of our common stock to pay portions of the 12 month earnout obligations. In connection with our acquisition of Opnext, during the first quarter of fiscal year 2013, we issued 38.4 million shares of our common stock. In addition, we have $25.0 million of Convertible Notes outstanding, which if converted, would result in us issuing 13.5 million shares of our common stock. In May 2013, we also issued 1.8 million warrants to purchase our common stock at an exercise price of $1.50 per share in connection with the Term Loan we received in May 2013 (See Note 7, Credit Line and Notes elsewhere in this Quarterly Report on Form 10-Q for further details). These issuances and the subsequent sale of these shares will dilute our existing stockholders and could potentially have a negative impact on our stock price.

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

We have a material amount of debt and may be unable to service or refinance this debt, which could have a material adverse effect on our business in the future, and may place us at a competitive disadvantage in our industry.

As of September 28, 2013, we had consolidated debt of $39.8 million outstanding, net, all of which was secured, including $23.1 million outstanding pursuant to the issuance by our wholly-owned subsidiary of the Convertible Notes and $16.7 million related to capital leases.

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

Even with our existing debt levels as of September 28, 2013, we may have to incur substantial amounts of additional debt in the future, including debt under the senior secured revolving credit facility and any future credit facilities, some or all of which may be secured. Although the terms of the senior secured revolving credit facility and any future credit facilities will limit our ability to incur additional debt, these terms do not and will not prohibit us from incurring substantial amounts of additional debt. If new debt is added to our current debt levels, the related risks that we and they now face could intensify and could further exacerbate the risks associated with our leverage.

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

We expect to incur significant restructuring expenses for incremental actions going forward, including restructuring actions we intend to announce in the first half of fiscal year 2014 to reduce our complexity and to simplify our operating footprint subsequent to the sale of the Zurich and Amplifier Businesses.

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

As of September 28, 2013, we had $9.9 million in other intangible assets on our condensed consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the other intangible assets and the implied fair value of the other intangible assets in the period in which such determination is made. The testing of other intangible assets for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.

During the fourth quarter of fiscal year 2013 we completed our annual analysis for potential impairment of our goodwill, which included examining the impact of current general economic conditions on our future prospects and the current level of our market capitalization. Based on this analysis, we determined that the goodwill related to our Mintera reporting unit was fully impaired. This resulted in a $10.9 million impairment charge in our statement of operations for fiscal year 2013. In addition, during the first quarter of fiscal year 2013, we recorded $0.9 million in impairment charges related to the impairment of certain technology that is now considered redundant following the acquisition of Opnext. In the fourth quarter of fiscal year 2013, we recorded an additional $13.7 million impairment charge related to the impairment of intangible assets related to certain technologies and we recorded impairment charges of $1.7 million related to other long-lived assets.

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

For fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, 13 percent, 18 percent and 17 percent of our revenues, respectively, were derived from sales to customers located in the United States and 87 percent, 82 percent and 83 percent of our revenues, respectively, were derived from sales to customers located outside the United States, including our discontinued operations. We are subject to additional risks related to operating in foreign countries, including:

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

The new disclosure requirements related to the “conflict minerals” provision of the Dodd-Frank Act may limit our supply and increase our costs for certain metals used in our products and could affect our reputation with customers or shareholders.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), the Securities and Exchange Commission (SEC) adopted a new rule requiring public companies to disclose the use of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The new rule, which went into effect for calendar year 2013 and requires a disclosure report to be filed with the SEC by May 31, 2014, will require companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo (DRC) or an adjoining country. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacturing of our products. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. If we cannot determine that our products exclude conflict minerals sourced from the DRC or adjoining countries, some of our customers may discontinue, or materially reduce, purchases of our products, which could negatively affect our results of operations.

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

OCLARO, INC.
(Registrant)

Date: November 7, 2013	By:	/S/ JERRY TURIN
Jerry Turin
Chief Financial Officer
(Authorized Officer and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated March 26, 2012, among Oclaro, Inc., Tahoe Acquisition Sub, Inc. and Opnext, Inc. (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 26, 2012 and incorporated herein by reference)

2.2	Agreement of Merger among: Oclaro, Inc., a Delaware corporation; Nikko Acquisition Corp., a Delaware corporation; Mintera Corporation, a Delaware corporation; and Shareholder Representative Services LLC, as the Stockholders’ Agent. Dated as of July 20, 2010 (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference.)

2.3	Agreement of Merger among: Oclaro, Inc., a Delaware corporation; Rio Acquisition corp., a Delaware corporation; Xtellus Inc., a Delaware corporation; and Alta Berkeley LLP, as the Stockholders’ Agent. Dated as of December 16, 2009 (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on December 22, 2009 and incorporated herein by reference.)

3.1	Amended and Restated Bylaws of Oclaro, Inc., including Amendments No. 1 and No. 2 thereto (formerly Bookham, Inc.) (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-8 dated May 5, 2009 and incorporated herein by reference)

3.2	Amendment No. 3 to Amended and Restated By-Laws of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 28, 2011 and incorporated herein by reference).

3.3	Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K filed on September 1, 2010 and incorporated herein by reference)

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 27, 2012 and incorporated herein by reference.)

4.1	Indenture, dated December 14, 2012, entered into by Oclaro, Inc., Oclaro Luxembourg S.A., certain of Oclaro, Inc.’s domestic and foreign subsidiaries and Wells Fargo Bank, National Association (previously filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q/A filed on February 15, 2013 and incorporated herein by reference.)

4.2	Form of Warrant Certificate dated May 6, 2013 (previously filed as Exhibit 4.2 to Registrant’s Annual Report on 10-K filed on September 27, 2013 and incorporated herein by reference.)

10.1 (1)(3)	Retirement, Severance and Release of All Claims Agreement, effective July 12, 2013, between Alain Couder and Oclaro, Inc.

10.2 (1)	Waiver and Amendment Number Three to Second Amended and Restated Credit Agreement, dated August 21, 2013, by and among Oclaro, Inc., Oclaro Technology Limited, Wells Fargo Capital Finance, LLC and other lenders party thereto.

10.3 (1)	Asset Purchase Agreement, dated October 10, 2013, entered into by Oclaro Technology Limited and II-VI Incorporated.

10.4	Share and Asset Purchase Agreement, dated September 12, 2013, entered into by Oclaro Technology Limited and II-VI Holdings B.V. (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on September 17, 2013 and incorporated herein by reference.)

10.5 (1)	Waiver to Second Amended and Restated Credit Agreement, dated September 26, 2013, by and among Oclaro, Inc., Oclaro Technology Limited, Wells Fargo Capital Finance, LLC and the lenders party thereto.

10.6 (1)	Option Agreement, dated September 12, 2013, entered into by Oclaro Technology Limited, Oclaro, Inc., Oclaro (North America), Inc., Avanex Communications Technologies Co, II-VI Holdings B.V., and II-VI Incorporated.

10.7 (3)	Employment Agreement, dated September 11, 2013, between Oclaro, Inc. and Greg Dougherty (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 17, 2013 and incorporated herein by reference.)

31.1 (1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2 (1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS (2)	XBRL Instance Document

101.SCH (2)	XBRL Taxonomy Extension Schema Document

101.CAL (2)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF (2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB (2)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE (2)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(3)	Management contract or compensatory plan or arrangement.