Form 10-Q
period 2013-12-28
OCLARO, INC.
filed 2014-02-06
CIK 1110647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013

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

106,558,998 shares of common stock outstanding as of February 3, 2014

OCLARO, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OCLARO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 28, 2013	June 29, 2013
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$141,560	$84,635
Restricted cash	2,285	2,719
Short-term investments	160	200
Accounts receivable, net, including $2,873 and $2,975 due from related parties at December 28, 2013 and June 29, 2013, respectively	77,740	100,774
Inventories	89,511	86,029
Prepaid expenses and other current assets	57,537	33,498
Assets of discontinued operations held for sale	—	55,333

Total current assets	368,793	363,188

Property and equipment, net	57,110	72,028
Other intangible assets, net	9,167	10,233
Other non-current assets	13,076	4,445

Total assets	$448,146	$449,894

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $2,326 and $2,246 due to related parties at December 28, 2013 and June 29, 2013, respectively	$104,517	$94,157
Accrued expenses and other liabilities	54,594	52,010
Capital lease obligations, current	5,559	8,281
Term loan payable	—	24,647
Credit line payable	—	39,964
Liabilities of discontinued operations held for sale	—	17,470

Total current liabilities	164,670	236,529

Deferred gain on sale-leasebacks	10,841	10,477
Convertible notes payable	—	22,990
Capital lease obligations, non-current	6,121	9,914
Other non-current liabilities	16,879	15,852

Total liabilities	198,511	295,762

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 175,000 shares authorized and 106,536 shares issued and outstanding at December 28, 2013; 175,000 shares authorized and 92,766 shares issued and outstanding at June 29, 2013	1,065	928
Additional paid-in capital	1,453,999	1,429,155
Accumulated other comprehensive income	45,121	39,368
Accumulated deficit	(1,250,550)	(1,315,319)

Total stockholders’ equity	249,635	154,132

Total liabilities and stockholders’ equity	$448,146	$449,894

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(Thousands, except per share amounts)
Revenues, including $3,390 and $4,701 from related parties for the three and six months ended December 28, 2013, respectively, and $4,358 and $7,340 from related parties for the three and six months ended December 29, 2012, respectively	$102,914	$112,071	$199,562	$207,706
Cost of revenues	86,001	99,796	171,431	190,438

Gross profit	16,913	12,275	28,131	17,268
Operating expenses:
Research and development	16,424	20,714	34,511	41,227
Selling, general and administrative	18,557	19,927	39,507	41,350
Amortization of other intangible assets	417	1,372	841	2,604
Restructuring, acquisition and related (income) expense, net	6,721	(24,257)	9,598	(12,663)
Flood-related (income) expense, net	(140)	641	(140)	905
Impairment of other intangibles	—	—	—	864
Loss on sale of property and equipment	205	231	657	213

Total operating expenses	42,184	18,628	84,974	74,500

Operating loss	(25,271)	(6,353)	(56,843)	(57,232)
Other income (expense):
Interest income (expense), net	(8,532)	(649)	(9,085)	(1,127)
Gain (loss) on foreign currency transactions, net	(2,848)	(4,032)	(1,071)	(3,994)
Other income (expense), net	28	—	549	—
Gain on bargain purchase	—	—	—	24,866

Total other income (expense)	(11,352)	(4,681)	(9,607)	19,745

Loss from continuing operations before income taxes	(36,623)	(11,034)	(66,450)	(37,487)
Income tax provision	1,424	1,234	1,726	2,152

Loss from continuing operations	(38,047)	(12,268)	(68,176)	(39,639)
Income from discontinued operations, net of tax	69,538	2,013	132,945	4,276

Net income (loss)	$31,491	$(10,255)	$64,769	$(35,363)

Basic and diluted net income (loss) per share:
Loss per share from continuing operations	$(0.41)	$(0.14)	$(0.74)	$(0.47)
Income per share from discontinued operations	0.75	0.03	1.44	0.05

Basic and diluted net income (loss) per share	$0.34	$(0.11)	$0.70	$(0.42)

Shares used in computing net income (loss) per share:
Basic	93,204	89,827	92,085	85,023
Diluted	93,204	89,827	92,085	85,023

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(Thousands)
Net income (loss)	$31,491	$(10,255)	$64,769	$(35,363)
Other comprehensive income (loss):
Unrealized loss on hedging transactions	—	—	—	(7)
Unrealized gain (loss) on marketable securities	(9)	(8)	(39)	12
Currency translation adjustments	2,846	3,940	(41)	4,816
Pension adjustment, net of tax benefits	16	96	5,833	189

Total comprehensive income (loss)	$34,344	$(6,227)	$70,522	$(30,353)

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 28, 2013	December 29, 2012
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$64,769	$(35,363)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred gain on sale-leasebacks	(1,060)	(1,039)
Amortization and write-off of issuance costs in connections with Term Loan	4,293	—
Gain on sale of Zurich Business	(62,812)	—
Gain on sale of Amplifier Business	(69,705)	—
Gain on sale of assets	—	(25,014)
Depreciation and amortization	15,847	22,935
Impairment of other intangibles	—	864
Flood-related non-cash losses	2,011	—
Gain on bargain purchase	—	(24,866)
Stock-based compensation expense	2,030	3,654
Other non-cash adjustments	(288)	4
Changes in operating assets and liabilities:
Accounts receivable, net	29,005	20,667
Inventories	(4,986)	(10,553)
Prepaid expenses and other current assets	(26,432)	(5,767)
Other non-current assets	1,427	(542)
Accounts payable	7,784	(2,799)
Accrued expenses and other liabilities	(8,698)	(7,013)

Net cash used in operating activities	(46,815)	(64,832)

Cash flows from investing activities:
Purchases of property and equipment	(3,685)	(10,634)
Proceeds from sale of Amplifier Business	84,600	—
Proceeds from sale of Zurich Business	90,618	—
Proceeds from sale of assets	—	26,000
Transfer from restricted cash	454	2,857
Cash acquired from business combinations	—	36,123

Net cash provided by investing activities	171,987	54,346

Cash flows from financing activities:
Proceeds from issuance of common stock, net	(175)	709
Proceeds from borrowings under credit line	—	15,256
Proceeds from the sale of convertible notes, net	—	22,768
Payments on capital lease obligations	(4,855)	(4,027)
Repayments on borrowings under credit line and term loan	(64,964)	(386)
Cash paid under earnout obligations	—	(8,628)

Net cash provided by (used in) financing activities	(69,994)	25,692

Effect of exchange rate on cash and cash equivalents	1,747	1,110
Net increase in cash and cash equivalents	56,925	16,316
Cash and cash equivalents at beginning of period	84,635	61,760

Cash and cash equivalents at end of period	$141,560	$78,076

Supplemental disclosures of non-cash transactions:
Issuance of common stock in connection with exercise of Convertible Notes	$23,050	$—
Issuance of common stock, stock options and stock appreciation rights related to the acquisition of Opnext	—	89,842
Capital lease obligations incurred for purchases of property and equipment	—	(658)

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

These sales are reported as discontinued operations, which require retrospective restatement of prior periods to classify the assets, liabilities and results of operations as discontinued operations. We have classified the assets and liabilities to be sold as “assets of discontinued operations held for sale” and “liabilities of discontinued operations held for sale” within current assets and current liabilities, respectively, on the condensed consolidated balance sheet as of June 29, 2013. The notes to our condensed consolidated financial statements relate to our continuing operations only, unless otherwise indicated.

On July 23, 2012, we completed a merger with Opnext, Inc. (Opnext). The acquisition is more fully discussed in Note 5, Business Combinations and Dispositions. The condensed consolidated balance sheets as of December 28, 2013 and June 29, 2013, include the assets and liabilities assumed in the Opnext acquisition. The condensed consolidated statements of operations, comprehensive loss and cash flows for the six months ended December 29, 2012 include the results of operations of the combined entities from July 23, 2012, the date of the acquisition.

The accompanying unaudited condensed consolidated financial statements of Oclaro as of December 28, 2013 and for the three and six months ended December 28, 2013 and December 29, 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission (SEC) Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three and six months ended December 28, 2013 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 28, 2014.

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

Fiscal Years

We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ending June 28, 2014 will be a 52 week year, with the quarter ended December 28, 2013 being a 13 week quarterly period. Our fiscal year ended June 29, 2013 was a 52 week year, with the quarter ended December 29, 2012 being a 13 week quarterly period.

Reclassifications

For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications did not affect our consolidated revenues, net loss, cash flows, cash and cash equivalents or stockholders’ equity as previously reported.

Out of Period Adjustment

In the second quarter of fiscal 2014, the Company recorded an out-of-period adjustment of approximately $2.0 million in Flood Related (income) expense line of the accompanying condensed consolidated statements of operations. The adjustment, which decreased flood related (income) expense and decreased property and equipment, net, was made to account for the impairment of leased assets assumed pursuant to the Opnext merger that had been damaged in the 2011 Thailand flood (See Note 10, Flood-Related (Income) Expense, Net). The Company determined that this adjustment did not have a material impact to its current or prior period consolidated financial statements.

NOTE 2. RECENT ACCOUNTING STANDARDS

In March 2013, the Financial Accounting Standards Board (FASB) issued ASU No. 2013-05, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This guidance amends a parent company’s accounting for the cumulative translation adjustment recorded in accumulated other comprehensive income associated with a foreign entity. The amendment requires a parent to release into net income the cumulative translation adjustment related to its investment in a foreign entity when it either sells a part or all of its investment, or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. We elected to early adopt this guidance during our first quarter of fiscal year 2014. Accordingly, we treated our sale of our Zurich Business in the first quarter of fiscal year 2014 in accordance with this guidance and recorded $3.1 million in income from discontinued operations related to the cumulative translation adjustment from deconsolidating our Swiss subsidiary during the six months ended December 28, 2013 within the condensed consolidated statement of operations. This guidance will continue to impact our financial position and results of operations prospectively in the instance of an event or transaction described above.

In July 2013, the FASB issued amended guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new accounting guidance requires the netting of unrecognized tax benefits (UTBs) against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The new standard requires prospective adoption but allows retrospective adoption for all periods presented. We have adopted this guidance during our second quarter of fiscal year 2014. The adoption of the guidance did not have a significant impact on our financial position, results of operations or cash flows.

NOTE 3. BALANCE SHEET DETAILS

The following table provides details regarding our cash and cash equivalents at the dates indicated:

	December 28, 2013	June 29, 2013
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$140,346	$82,634
Money market funds	1,214	2,001

	$141,560	$84,635

The following table provides details regarding our inventories at the dates indicated:

	December 28, 2013	June 29, 2013
	(Thousands)
Inventories:
Raw materials	$30,454	$32,678
Work-in-process	22,008	26,760
Finished goods	37,049	26,591

	$89,511	$86,029

The following table provides details regarding our property and equipment, net at the dates indicated:

	December 28, 2013	June 29, 2013
	(Thousands)
Property and equipment, net:
Buildings and improvements	$12,757	$10,271
Plant and machinery	56,027	72,144
Fixtures, fittings and equipment	3,035	4,295
Computer equipment	14,867	13,940

	86,686	100,650
Less: Accumulated depreciation	(29,576)	(28,622)

	$57,110	$72,028

Property and equipment includes assets under capital leases of $11.7 million at December 28, 2013 and $18.2 million at June 29, 2013, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense.

The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	December 28, 2013	June 29, 2013
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$11,164	$10,391
Compensation and benefits related accruals	14,846	13,117
Warranty accrual	5,487	4,670
Accrued restructuring charges, current	5,406	5,363
Other accruals	17,691	18,469

	$54,594	$52,010

The following table summarizes the activity related to our accrued restructuring charges for the six months ended December 28, 2013:

	Lease Cancellations, Commitments and Other Charges	Termination Payments to Employees and Related Costs	Total Accrued Restructuring Charges
	(Thousands)
Balance at June 29, 2013	$230	$7,036	$7,266
Charged to restructuring costs	375	8,487	8,862
Paid or written-off	(343)	(7,685)	(8,028)

Balance at December 28, 2013	$262	$7,838	$8,100

Current portion	262	5,144	5,406
Non-current portion	—	2,694	2,694

During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the three months ended December 28, 2013, we recorded restructuring charges of $5.7 million and paid $2.9 million to settle a portion of these restructuring liabilities. The restructuring charges for the three months ended December 28, 2013, included $5.4 million related to workforce reductions and $0.3 million related to revised estimates related to lease cancellations and commitments. During the six months ended December 28, 2013, we recorded restructuring charges of $5.8 million and paid $3.1 million to settle a portion of these restructuring liabilities. The restructuring charges for the six months ended December 28, 2013, included $5.6 million related to workforce reductions and $0.3 million related to revised estimates related to lease cancellations and commitments. As of December 28, 2013, we had $2.7 million in accrued restructuring liabilities related to this restructuring plan. We expect to incur an additional $13.0 million to $18.0 million in restructuring charges over the course of the next year in connection with the ongoing activities related to this restructuring plan.

As of June 29, 2013, we also had $1.9 million in accrued restructuring liabilities relating to the separation agreement with our former Chief Executive Officer. During the three months ended December 28, 2013, we paid $0.3 million to settle a portion of this liability. At December 28, 2013, we have $1.6 million in accrued restructuring liabilities, which we expect to settle over the next two quarters.

During the first quarter of fiscal year 2013, we initiated a restructuring plan to integrate our acquisition of Opnext. In connection with this restructuring plan, we recorded $0.1 million and $1.1 million in restructuring charges during the three and six months ended December 28, 2013, respectively. The restructuring charges recorded in fiscal year 2014 included $0.9 million in external consulting charges and professional fees associated with reorganizing the infrastructure and $0.1 million in revised estimates related to lease cancellations and commitments. During the three and six months ended December 28, 2013 we made scheduled payments of $0.2 million and $2.2 million to settle a portion of these restructuring liabilities. During the three and six months ended December 29, 2012, we recorded $0.8 million and $9.1 million in restructuring charges, respectively. The restructuring charges for the three months ended December 29, 2012, included $0.8 million related to workforce reductions. The restructuring charges for the six months ended December 29, 2012, included $7.8 million related to workforce reductions, $0.9 million related to the impairment of certain technology that is now considered redundant following the acquisition and $0.4 million related to the write-off of net book value inventory that supported this technology. As of December 28, 2013, we had no further accrued restructuring liabilities related to this restructuring plan.

During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of our Shenzhen, China manufacturing operations to Venture Corporation Limited (Venture). In connection with this transition, during the three and six months ended December 28, 2013, we recorded restructuring charges related to employee separation charges of $0.9 million and $1.9 million, respectively. During the three and six months ended December 28, 2013, we made scheduled payments of $1.9 million and $2.3 million, respectively, to settle a portion of these restructuring liabilities. During the three and six months ended December 29, 2012, we recorded restructuring charges related to employee separation charges of $1.4 million and $2.9 million, respectively. During the three and six months ended December 29, 2012, we made scheduled payments of $0.8 million and $1.9 million, respectively, to settle a portion of these restructuring liabilities. As of December 28, 2013, we had $3.8 million in accrued restructuring liabilities related to this restructuring plan. We expect to incur between $3.0 million and $5.0 million in additional restructuring costs in connection with the transition of our Shenzhen manufacturing operations to Venture over the next year.

The current portion of accrued restructuring liabilities is included in the caption accrued expenses and other liabilities and the non-current portion is included in the caption other non-current liabilities in the condensed consolidated balance sheet.

The following table presents the components of accumulated other comprehensive income at the dates indicated:

	December 28, 2013	June 29, 2013
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$45,678	$45,719
Unrealized loss on marketable securities	(144)	(105)
Switzerland and Japan defined benefit plans	(413)	(6,246)

	$45,121	$39,368

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

The contingent obligation related to the make-whole premium on our convertible notes was valued using a valuation model which estimated the value based on the probability and timing of conversion. The contingent obligation was previously classified within Level 3 of the fair value hierarchy. During the second quarter of fiscal year 2014, the holders of the Convertible Notes exercised their rights to exchange the Convertible Notes for common stock, and settled the make-whole premium.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at December 28, 2013:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$1,214	$—	$—	$1,214
Short-term investments:
Marketable securities	160	—	—	160

Total assets measured at fair value	$1,374	$—	$—	$1,374

(1)	Excludes $140.3 million in cash held in our bank accounts at December 28, 2013.

The following table provides details regarding the changes in assets and liabilities classified within Level 3 from June 29, 2013 to December 28, 2013:

Other non-current
liabilities
(Thousands)
Balance at June 29, 2013	$99
Current year adjustments to the contingent obligation for make-whole premium	600
Settlement of make-whole premium upon conversion of the Convertible Notes	(699)

Balance at December 28, 2013	$—

During the second quarter of fiscal year 2014, the holders of the Convertible Notes exercised their rights to exchange the Convertible Notes for our common stock. The conversion of the Notes is more fully discussed in Note 7, Credit Line and Notes.

NOTE 5. BUSINESS COMBINATIONS AND DISPOSITIONS

Sale of Amplifier Business

On October 10, 2013, Oclaro Technology Limited entered into an Asset Purchase Agreement with II-VI, whereby Oclaro Technology Limited agreed to sell to II-VI and certain of its affiliates its Amplifier Business for $88.6 million in cash. The transaction closed on November 1, 2013.

Consideration, valued at $88.6 million, consists of $79.6 million in cash, which was received on November 1, 2013, $4.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing claims and $5.0 million related to the exclusive option, which was received on September 12, 2013 and was credited against the purchase price upon closing of the sale.

We entered into certain transition service and manufacturing service agreements to allow the Amplifier Business to continue operations during the ownership transition.

Both parties provided customary and reciprocal representations, warranties and covenants in the Asset Purchase Agreement.

We classified the sale of our Amplifier Business as a discontinued operation as of September 12, 2013, the date management committed to sell the business. In connection with this transaction, we transferred $16.2 million in net assets to II-VI. We also incurred approximately $2.9 million in legal fees, commissions and other administrative costs related to this transaction. We recognized a gain of $69.7 million on the sale of the Amplifier Business, which is recorded within discontinued operations in the condensed consolidated statements of operations for the three and six months ended December 28, 2013. As of December 28, 2013, we recorded a $4.0 million receivable in other non-current assets from II-VI related to the holdback for potential post-closing adjustments or claims.

The assets of the discontinued operation are presented as current assets under the caption assets of discontinued operations held for sale in the accompanying condensed consolidated balance sheets at December 28, 2013 and June 29, 2013, and consist of the following:

	December 28, 2013	June 29, 2013
	(Thousands)
Assets of Discontinued Operations Held for Sale
Inventories	—	8,308
Prepaid expenses and other current assets	—	303
Property and equipment, net	—	6,555

	$—	$15,166

The following table presents the statements of operations for the discontinued operations of the Amplifier Business for the three and six months ended December 28, 2013 and December 29, 2012:

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(Thousands)
Revenues	$6,869	$25,844	$35,185	$53,737
Cost of revenues	5,528	19,556	26,243	41,535

Gross profit	1,341	6,288	8,942	12,202
Operating expenses	1,508	4,422	5,576	8,746
Other income (expense), net	69,705	—	69,705	—

Income from discontinued operations before income taxes	69,538	1,866	73,071	3,456
Income tax provision	—	—	—	—

Income from discontinued operations	$69,538	$1,866	$73,071	$3,456

Sale of Zurich Business

On September 12, 2013, we completed a share and asset purchase agreement with II-VI, pursuant to which we sold our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business to II-VI. We received proceeds of $90.6 million in cash on September 12, 2013. We will also receive $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims, and $2.0 million subject to a potential post-closing working capital adjustment, which was calculated based on the level of working capital in the Oclaro Switzerland GmbH subsidiary at the September 12, 2013 close versus a target based on working capital at June 29, 2013. In addition, we retained approximately $14.7 million in accounts receivable related to the Zurich Business and approximately $9.6 million of supplier and employee related payables related to the Zurich Business which were not included in the Zurich subsidiary.

As part of the agreement, II-VI purchased our Swiss subsidiary, which includes its GaAs fabrication facility, and also the corresponding high power laser diodes, VCSEL and 980 nm pump laser product lines, including intellectual property, inventory, equipment and a related research and development facility in Tucson, all of which are associated with the business.

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

We have classified the sale of our Zurich Business as a discontinued operation. In connection with this transaction, in the first quarter of fiscal year 2014, we transferred $32.5 million in net assets to II-VI and incurred approximately $4.9 million in legal fees, commissions and other administrative costs. We recognized a gain of $62.8 million on the sale of the Zurich Business, which is recorded within discontinued operations in the condensed consolidated statements of operations for the six months ended December 28, 2013. During the first quarter of fiscal year 2014, we also recorded $3.1 million in income from discontinued operations within the condensed consolidated statement of operations related to the cumulative translation adjustment from deconsolidating our Swiss subsidiary. As of December 28, 2013, we recorded a $2.0 million receivable in prepaid expenses and other current assets and a $6.0 million receivable in other non-current assets from II-VI related to the holdback for potential post-closing working capital adjustments and other adjustments or claims.

The assets and liabilities of the discontinued operation are presented as current assets and current liabilities, separately under the captions assets of discontinued operations held for sale and liabilities of discontinued operations held for sale in the accompanying condensed consolidated balance sheets at December 28, 2013 and June 29, 2013, and consist of the following:

	December 28, 2013	June 29, 2013
	(Thousands)
Assets of Discontinued Operations Held for Sale
Accounts receivable, net	—	79
Inventories	—	23,762
Prepaid expenses and other current assets	—	1,294
Property and equipment, net	—	12,749
Deferred tax asset, non-current	—	2,283

	$—	$40,167

	December 28, 2013	June 29, 2013
	(Thousands)
Liabilities of Discontinued Operations Held for Sale
Accounts payable	—	2,315
Accrued expenses and other liabilities	—	6,788
Other non-current liabilities	—	8,367

	$—	$17,470

The following table presents the statements of operations for the discontinued operations of the Zurich Business for the three and six months ended December 28, 2013 and December 29, 2012:

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(Thousands)		(Thousands)
Revenues	$—	$21,550	$13,896	$46,835
Cost of revenues	—	17,804	11,593	37,958

Gross profit	—	3,746	2,303	8,877
Operating expenses	—	4,018	3,416	8,369
Other income (expense), net	—	609	61,150	767

Income from discontinued operations before income taxes	—	337	60,037	1,275
Income tax provision	—	190	163	455

Income from discontinued operations	$—	$147	$59,874	$820

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

The total purchase price under the asset purchase agreement is $27.0 million in cash. We received $26.0 million in cash proceeds during the second quarter of fiscal year 2013, while the remaining $1.0 million is being held in escrow until December 31, 2013.

In connection with this transaction, during the second quarter of fiscal year 2013, we recognized a gain of $25.0 million within restructuring, acquisition and related costs in the condensed consolidated statements of operations.

This asset disposition is more fully discussed in Note 3, Business Combinations and Asset Dispositions, to our consolidated financial statements included in our 2013 Form 10-K.

Acquisition of Opnext

On March 26, 2012, we entered into an Agreement and Plan of Merger and Reorganization, by and among Opnext, Tahoe Acquisition Sub, Inc., a newly formed wholly-owned subsidiary of Oclaro (“Merger Sub”), and Oclaro, pursuant to which we acquired Opnext through a merger of Merger Sub with and into Opnext. On July 23, 2012, we consummated the acquisition following approval by the stockholders of both companies.

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

Acquisition of Mintera

In July 2010, we acquired Mintera Corporation (“Mintera”). Under the terms of this acquisition, we agreed to pay certain revenue-based consideration, whereby former security holders of Mintera were entitled to receive earnouts up to $20.0 million, determined based on revenue from Mintera products following the acquisition. In the first quarter of fiscal year 2013, we settled the remaining earnout obligations of $8.6 million in cash.

This acquisition is more fully discussed in Note 3, Business Combinations and Asset Dispositions, to our consolidated financial statements included in our 2013 Form 10-K.

NOTE 6. OTHER INTANGIBLE ASSETS

In connection with our sale of the Zurich Business, we transferred certain of our other intangible assets to II-VI. As of September 12, 2013, the date of the sale, and as of June 29, 2013, these other intangible assets had no carrying value. For the three and six months ended December 29, 2012, we recorded $0.1 million and $0.1 million, respectively, in amortization related to these intangible assets, which has been reclassified to discontinued operations in the condensed consolidated statements of operations.

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

During the first quarter of fiscal year 2013, we determined that a portion of the technology we acquired in connection with our acquisition of Mintera in July 2010 was redundant, following the acquisition of Opnext and its product lines. We recorded $0.9 million for the impairment loss related to these intangibles in our condensed consolidated statements of operations for the six months ended December 29, 2012.

The following table summarizes the activity related to our other intangible assets for the six months ended December 28, 2013:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Amortization	Total
	(Thousands)
Balance at June 29, 2013	$8,333	$4,556	$5,198	$915	$3,338	$(12,107)	$10,233
Amortization	—	—	—	—	—	(841)	(841)
Translations and adjustments	(304)	79	—	—	—	—	(225)

Balance at December 28, 2013	$8,029	$4,635	$5,198	$915	$3,338	$(12,948)	$9,167

We expect the amortization of intangible assets to be $1.7 million for fiscal years 2014 through 2018, and $0.9 million for fiscal year 2019, based on the current level of our other intangible assets.

NOTE 7. CREDIT LINE AND NOTES

Credit Line and Term Loan

On August 2, 2006, Oclaro, Inc., as the (“Parent”), along with Oclaro Technology Limited (“Borrower”), Oclaro Photonics, Inc. and Oclaro Technology, Inc., each a wholly-owned subsidiary, entered into a Credit Agreement with Wells Fargo Capital Finance, Inc. (“Wells Fargo”) and certain other lenders (the “Credit Agreement”). From time to time, we amended and restated the Credit Agreement, which is more fully discussed in Note 7, Credit Line and Notes, to our consolidated financial statements included in our 2013 Form 10-K.

On May 6, 2013, Wells Fargo and Silicon Valley Bank (collectively, the “Lenders”), Parent, Borrower, Wells Fargo (“Agent”) and PECM Strategic Funding LP and Providence TMT Debt Opportunity Fund II LP (the “Term Lenders”) entered into Amendment Number Two to the Credit Agreement and the associated guaranties and security agreements (the “Amendment”), which amended the Credit Agreement in pertinent part by: (i) adding a $25.0 million term loan (the “Term Loan”) to be provided by the Term Lenders; (ii) reducing the revolving credit facility from $80 million to $50 million (to be further reduced on a dollar-for-dollar basis by an amount equal to the net proceeds of certain asset sale transactions that the Parent may undertake in the future), eliminating the Borrower’s option to increase the revolving credit facility to $100.0 million and implementing an availability block under the revolving credit facility of at least $10.0 million; (iii) removing the financial covenants so that Borrower is not required to maintain a minimum of $15.0 million of availability under the revolving credit facility or $15.0 million in qualified cash balances; (iv) adding an affirmative covenant that Borrower shall have consummated one or more asset sales by July 15, 2013 and with a minimum threshold of net proceeds, and (v) providing for payments and proceeds of asset sales to be applied to repay the credit facility and the Term Loan (with the first $20.0 million of such proceeds being applied to repay Wells Fargo Capital Finance, Inc. and Silicon Valley Bank and the next $25.0 million being applied to repay Providence and the remaining proceeds being used to repay Wells Fargo Capital Finance, Inc. and Silicon Valley Bank all amounts outstanding under the credit facility). In connection with the Term Loan, we also issued certain warrants.

On August 21, 2013, Parent, Borrower, Agent, and the Lenders entered into Waiver and Amendment Number Three to the Credit Agreement, which amended the Credit Agreement in pertinent part by: (i) extending the date by which the Borrower shall have consummated one or more asset sales with a minimum threshold of net proceeds to September 2, 2013; (ii) eliminating the mandatory reduction of the revolving credit facility upon the consummation of the asset sales described in (i) above; and (iii) adding a covenant that the Borrower is required to maintain a minimum liquidity of at least $45.0 million at all times (liquidity being the sum of the Borrower’s excess availability under the revolving credit facility plus the lesser of $25.0 million and qualified cash balances). The Borrower paid the lenders an amendment fee of $650,000.

Under the Credit Agreement, as amended, we were required to complete certain asset sales on or by September 2, 2013. We completed the sale of the Zurich Business on September 12, 2013 and applied the net proceeds to repay the entire credit line and Term Loan. The event of default resulting from not completing the transaction on September 2, 2013, was waived on September 26, 2013. This waiver eliminated the requirement for the Agent and Lenders to make any advances, issue any letters of credit or provide any other extension of credit until the Agent and Lenders agree otherwise and prevents us from exercising any right or action set forth in the applicable loan documents that is conditioned on the absence of any event of default. As of December 28, 2013, no amounts were available to us under this Credit Agreement.

At December 28, 2013, there are no amounts outstanding under the credit line or the Term Loan. At June 29, 2013, we had $40.0 million outstanding under the credit line and $25.0 million outstanding related to the Term Loan. Upon repaying the credit line and the Term Loan during the first quarter of fiscal year 2014, we recorded the remaining unamortized debt discount and issuance costs of $4.3 million related to the Term Loan in discontinued operations within the condensed consolidated statement of operations for the six months ended December 28, 2013.

7.50 % Exchangeable Senior Secured Second Lien Notes (Convertible Notes)

On December 14, 2012, we and our indirect, wholly owned subsidiary, Oclaro Luxembourg S.A., closed the private placement of $25.0 million aggregate principal amount 7.50% Exchangeable Senior Secured Second Lien Notes due 2018 (“Convertible Notes”). The sale of the Convertible Notes resulted in net proceeds of approximately $22.8 million. The private placement was completed pursuant to a purchase agreement, dated December 14, 2012 entered into by us, certain of our domestic and foreign subsidiaries (the Guarantors) and Morgan Stanley & Co. LLC, which is more fully discussed in Note 7, Credit Line and Notes, to our consolidated financial statements included in our 2013 Annual Report on Form 10-K.

Under the terms of the Convertible Notes, on or after December 15, 2013, in the event that the last reported sale price of our common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date that we receive a notice of exchange exceeded the exchange price in effect on each such trading day, we were obliged, in addition to delivering shares upon exchange by the holder of Convertible Notes, together with cash in lieu of fractional shares, to make a “make-whole premium” payment in cash equal to the sum of the present value of the remaining scheduled payments of interest on the Convertible Notes to be exchanged through the maturity date computed using a discount rate equal to 0.50%. The initial exchange price was $1.846 per share of common stock. Any holder that exchanged its Convertible Notes after such holder’s Convertible Notes had been called for redemption by us would, in addition to receiving shares of common stock deliverable upon such exchange and cash in lieu of fractional shares, receive a payment (the “redemption exchange make-whole payment”) in cash equal to the sum of the remaining scheduled payments of interest that would have been made on the Convertible Notes to be exchanged had such Convertible Notes remained outstanding from the applicable exchange date to the maturity date. If the redemption exchange make-whole payment is payable upon exchange of a holder’s Convertible Notes, then such holder would not receive the “make-whole premium” payment described above.

We considered the contingent obligation of having to make a make-whole payment in the event of an early conversion by the holders of the Convertible Notes as an embedded derivative. We estimated the fair value of the make-whole payment by using a valuation model to predict the probability and timing of a conversion. At June 29, 2013, the fair value of this contingent obligation was estimated at $0.1 million. On December 19, 2013, the holders exercised their rights to exchange the Convertible Notes for our common stock. The exchange rate for the exchanges was 541.7118 shares of common stock per $1,000 in principal amount of Convertible Notes. On December 17, 2013 through December 19, 2013, the Company issued 13,542,791 shares of common stock in connection with the exchange, with cash payable in lieu of fractional shares. In addition, pursuant to the terms of the indenture governing the Convertible Notes, we made a redemption exchange make-whole payment of $8.3 million, which we recorded in interest (income) expense, net, in the condensed consolidated statements of operations for the three and six months ended December 28, 2013.

In connection with the private placement of the Convertible Notes, we incurred approximately $1.3 million in debt discount and $0.9 million in issuance costs. Upon exchange of the Convertible Notes during the second quarter of fiscal year 2014, we recorded the remaining unamortized debt discount and issuance costs of $1.8 million in additional paid-in capital within the condensed consolidated balance sheets at December 28, 2013.

NOTE 8. POST-RETIREMENT BENEFITS

Switzerland Defined Benefit Plan

During the first quarter of fiscal year 2014, we sold our Zurich Business, and as part of the sale transferred our pension plan covering employees of our Swiss subsidiary (the “Swiss Plan”) to II-VI. At the end of our first quarter of fiscal year 2014, we had no remaining obligations under the Swiss Plan.

Net periodic pension costs associated with our Swiss Plan are recorded in discontinued operations for the six months ended December 28, 2013 and for the three and six months ended December 29, 2012, and included the following:

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(Thousands)
Service cost	$—	$830	$703	$1,639
Interest cost	—	188	169	371
Expected return on plan assets	—	(314)	(279)	(620)
Net amortization	—	96	76	189

Net periodic pension costs	$—	$800	$669	$1,579

Prior to transferring our pension plan to II-VI, we contributed $0.5 million to our Swiss Plan during the six months ended December 28, 2013. During the three and six months ended December 29, 2012, we contributed $0.8 million and $1.2 million, respectively, to our Swiss Plan.

Japan Defined Contribution and Benefit Plan

In connection with our acquisition of Opnext, we assumed a defined contribution plan and a defined benefit plan that provides retirement benefits to our employees in Japan.

Under the defined contribution plan, contributions are provided based on grade level and totaled $0.2 million and $0.4 million for the three and six months ended December 28, 2013, respectively, and $0.3 million and $0.5 million for the three months ended December 29, 2012 and for the period from July 23, 2012, the acquisition date, to December 29, 2012, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.

Under the defined benefit plan in Japan (the “Japan Plan”), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of December 28, 2013, there were no plan assets. Net periodic pension costs for the Japan Plan for the three and six months ended December 28, 2013 and December 29, 2012 included the following:

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(Thousands)
Service cost	$233	$282	$481	$576
Interest cost	23	36	47	73
Net amortization	15	19	31	41

Net periodic pension costs	$271	$337	$559	$690

In connection with the Japan Plan, we have $0.2 million in accrued expenses and other liabilities and $7.9 million in other non-current liabilities in our condensed consolidated balance sheet as of December 28, 2013, to account for the projected benefit obligations.

We made benefit payments under the Japan plan of $0.1 million during the six months ended December 28, 2013, and $0.1 million during the six months ended December 29, 2012.

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

The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(Thousands)
Warranty provision—beginning of period	$4,753	$7,270	$4,670	$2,599
Warranties assumed in acquisitions	—	—	—	4,867
Warranties issued	529	1,350	1,501	2,041
Warranties utilized or expired	(1,031)	(2,492)	(2,014)	(3,464)
Currency translation and other adjustments	1,236	(208)	1,330	(123)

Warranty provision—end of period	$5,487	$5,920	$5,487	$5,920

Capital Leases

In connection with our acquisition of Opnext, we assumed certain capital leases with Hitachi Capital Corporation for certain equipment. The following table shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation:

Capital Leases
(Thousands)
Fiscal Year Ending:
2014 (remaining)	$3,157
2015	4,655
2016	2,821
2017	1,333
2018	47
Thereafter	115

Total minimum lease payments	12,128
Less amount representing interest	(448)

Present value of capitalized payments	11,680
Less: current portion	(5,559)

Long-term portion	$6,121

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

On October 23, 2013, Xi’an Raysung Photonics Inc., or Xi’an Raysung, filed a civil suit against our wholly-owned subsidiary, Oclaro Technology (Shenzhen) Co., Ltd. (formerly known as Bookham Technology (Shenzhen) Co., Ltd.), or Oclaro Shenzhen, in the Xi’an Intermediate People’s Court in Shaanxi Province of the People’s Republic of China, or the Xi’an Court. The complaint filed by Xi’an Raysung alleges that Oclaro Shenzhen terminated its purchase order pursuant to which Xi’an Raysung had supplied certain products and was to supply certain products to Oclaro Shenzhen.

Xi’an Raysung has requested the court award damages of approximately $0.8 million (equivalent to RMB 4,796,531), and requested that Oclaro Shenzhen take the finished products that are now stored in Xi’an Raysung’s warehouse (the value of the finished product is approximately, $2.2 million, (equivalent to RMB 13,505,162) and requested that Oclaro Shenzen pay its court fees in connection with this suit.

The Xi’an Court delivered an Asset Preservation Order which was served on Oclaro Shenzhen and the local Customs office. According to the Asset Preservation Order, Oclaro Shenzhen was ordered to maintain approximately $2.5 million (equivalent to RMB 15,000,000) or assets equivalent to the said amount during the litigation process, and the Customs office was ordered that before the Asset Preservation Order is lifted, Oclaro Shenzhen’s equipment is restricted from being exported. On November 11, 2013, Oclaro Shenzhen entered into a settlement agreement. Under the terms of this settlement agreement, Oclaro Shenzhen agreed to pay $500,000 in payment of invoices for certain materials to Xi’an Raysung and to work with Xi’an Raysung to requalify it as a vendor for certain Oclaro Shenzhen manufacturing requirements, in consideration of which Xi’an Raysung agreed to submit the settlement agreement to the Xi’an Court so it could issue a civil mediation agreement, apply for a discharge of the Asset Preservation Order and waive the right to bring any legal actions against Oclaro Shenzhen relating to these matters. Oclaro Shenzhen performed its obligations under the settlement agreement, however, on January 15, 2014, Xi’an Raysung applied to the Xi’an Court to terminate the settlement agreement and add Oclaro, Inc. as a co-defendant in the original civil suit. Oclaro, Inc. and Oclaro Shenzhen believe that they have meritorious defenses to the claims made by Xi’an Raysung and intend to defend this litigation vigorously.

On August 29, 2013, the Secured Lender Trustee of the Secured Lender Trust (“Trust”) established under the Second Amended Chapter 11 Plan of Liquidation of Dewey & LeBoeuf LLP (the “Trustee”) filed a complaint against Oclaro, Inc. in the United States Bankruptcy Court, Southern District of New York. The complaint alleges that we were formerly a client of Dewey & LeBoeuf LLP (“Dewey”) and engaged it to provide services for the period through June 5, 2012. The Trustee claimed that there were unpaid invoices outstanding totaling approximately $0.5 million. Oclaro, Inc. and the Trust, as a successor to Dewey, entered into a Stipulation of Settlement dated as of November 25, 2013, under which we agreed to pay the Trust the sum of $235,000 in full and final settlement of all outstanding claims by the Trust and in consideration of a full release of claims from the Trust. We also released the Trust from all claims. On December 6, 2013, the underlying adversary proceeding in the United States Bankruptcy Court for the Southern District of New York was dismissed with prejudice by stipulation of the parties.

On December 21, 2012, Labyrinth Optical Technologies LLC filed a complaint against us in United States District Court for the Central District of California alleging that certain coherent transponder modules, coherent receivers and DQPSK transceivers sold by us infringe Labyrinth Optical U.S. patent Nos. 7,599,627 and 8,103,173. The parties executed a settlement agreement on September 13, 2013 and on October 30, 2013 the litigation was dismissed with prejudice by stipulation of the parties.

On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (“Pension Fund”) as lead plaintiff for the putative class. On April 26, 2012, the Pension Fund filed a second amended complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that we and certain of our officers and directors issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. On September 21, 2012, the Court dismissed the second amended complaint with leave to amend. After the Pension Fund moved for reconsideration, on January 10, 2013, the Court allowed plaintiffs to take discovery regarding statements made in May and June 2010. On March 1, 2013 the Pension Fund filed a third amended complaint, attempting to cure pleading deficiencies with regard to statements allegedly made in July and August 2010. On April 1, 2013, defendants moved to dismiss the third amended complaint with respect to the statements made in July and August 2010. On May 30, 2013, the Court granted Defendants’ motion to dismiss the complaint’s claims based on statements made in July and August 2010. Discovery has commenced, and no trial has been scheduled in this action.

On June 10, 2011, a purported shareholder, Stanley Moskal, filed a purported derivative action in the Superior Court for the State of California, County of Santa Clara, against us, as nominal defendant, and certain of our current and former officers and directors, as defendants. The case is styled Moskal v. Couder, No. 1:11 CV 202880 (Santa Clara County Super. Ct., filed June 10, 2011). Four other purported shareholders, Matteo Guindani, Jermaine Coney, Jefferson Braman and Toby Aguilar, separately filed substantially similar lawsuits in the United States District Court for the Northern District of California on June 27, June 28, July 7 and July 26, 2011, respectively. By Order dated September 14, 2011, the Guindani, Coney, and Braman actions were consolidated under In re Oclaro, Inc. Derivative Litigation, Lead Case No. 11 Civ. 3176 EMC. On October 5, 2011, the Aguilar action was voluntarily dismissed. Each remaining purported derivative complaint alleges that Oclaro has been, or will be, damaged by the actions alleged in the Westley complaint, and the litigation of the Westley action, and any damages or settlement paid in the Westley action. Each purported derivative complaint alleges counts for breaches of fiduciary duty, waste, and unjust enrichment. Each purported derivative complaint seeks damages and costs of an unspecified amount, as well as injunctive relief. By Order dated March 6, 2012, the parties in the Moskal action agreed that defendants shall not be required to respond to the original complaint. By Order dated February 27, 2013, the parties in the Moskal action agreed that plaintiff would serve an amended complaint no later than 30 days after the Court in the Westley action rules on defendants’ motion to dismiss the third amended complaint in the Westley action and the stay of discovery would remain in effect until further order of the Court or agreement by the parties, provided, however, that they obtain discovery produced in the Westley Action. By Order dated March 12, 2013, the parties to In re Oclaro, Inc. Derivative Litigation agreed to stay all proceedings until such time as (a) the defendants file an answer to any complaint in the Westley action; or (b) the Westley action is dismissed in its entirety with prejudice, provided, however, that they obtain discovery produced in the Westley Action. No trial has been scheduled in any of these actions.

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

During the three and six months ended December 28, 2013, we recorded $0.1 million in flood-related income in our condensed consolidated statement of operations, consisting of $2.1 million in insurance settlement proceeds received in the second quarter of fiscal year 2014, partially offset by an out-of-period adjustment of $2.0 million related to the impairment of leased assets assumed pursuant to the Opnext merger that had been damaged by the flooding. During the three and six months ended December 29, 2012, we recorded flood-related expenses of $0.6 million and $0.9 million, respectively, related to professional fees and related expenses incurred in connection with our recovery efforts.

As of December 28, 2013, we have not recorded any estimated amounts relating to potential future insurance recoveries in the condensed consolidated statement of operations.

NOTE 11. EMPLOYEE STOCK PLANS

Stock Incentive Plans

As of December 28, 2013, we maintain the Amended and Restated 2004 Stock Incentive Plan (“2004 Plan”). Under the 2004 Plan, there are a total of 7.8 million shares of common stock authorized for issuance, with full value awards being counted as 1.25 shares of common stock for purposes of the share limit. The 2004 Plan expires in October 2020.

In connection with our acquisition of Opnext, we assumed Opnext’s Third Amended and Restated 2001 Long-Term Stock Incentive Plan and the shares reserved for issuance thereunder. After giving effect to the exchange ratio, the unused and converted share reserve thereunder consisted of 6.3 million shares of common stock as of the acquisition date. Subject to compliance with applicable NASDAQ rules, we can only make grants to legacy Opnext employees and employees hired after the close of the merger unless stockholder approval was obtained to permit awards to all our employees. On July 23, 2013, our board of directors approved the Fourth Amended and Restated 2001 Long-Term Stock Incentive Plan and on January 14, 2014, our shareholders ratified this plan, establishing it as our primary equity incentive plan and revising the eligibility section to allow us to make grants to all our employees, among other changes. The Fourth Amended and Restated 2001 Long-Term Stock Incentive Plan is more fully discussed in Note 17, Subsequent Events.

As of December 28, 2013, there were 8.3 million shares of our common stock available for grant under both plans.

We generally grant stock options that vest over a four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors or the compensation committee of our board of directors.

In July 2011, our board of directors approved the grant of 0.2 million performance stock units (“PSUs”) to certain executive officers with an aggregate estimated grant date fair value of $0.9 million. These PSUs vest, up to 150 percent of the target PSUs, upon the achievement of certain revenue growth targets through June 30, 2013, relative to certain comparable companies. In October 2013, the board of directors determined that achievement of the performance conditions were reached at the 100 percent target level. Approximately 0.1 million of the grants outstanding, or 50 percent, vested on October 22, 2013, with the remaining 50 percent scheduled to vest upon a two-year service condition through August 2015. As of December 28, 2013, there were less than 0.1 million PSUs outstanding, after adjustments for forfeitures due to terminations, related to this grant, with an aggregate estimated grant date fair value of $0.1 million.

In July 2012, our board of directors approved an additional grant of 0.6 million PSUs to certain executive officers, subject to shareholder approval of an amendment to our current Plan. These PSUs are not included in the awards outstanding or granted disclosures or in stock-based compensation expense as they are not deemed granted for accounting purposes until the foregoing shareholder approval is obtained. Approximately 0.3 million of the PSUs were forfeited as a result of certain executive officer departures. We will record a cumulative adjustment for stock-based compensation expense based on the fair value of these awards at the date of approval. These PSUs vest upon the achievement of certain adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) targets through June 30, 2014. Vesting is also contingent upon service conditions being met through August 2016. If the performance conditions are not achieved, then the corresponding PSUs will be forfeited in the first quarter of fiscal year 2015.

The following table summarizes the combined activity under all of our equity incentive plans for the six months ended December 28, 2013:

	Shares Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at June 29, 2013	7,578	6,475	$9.36	2,850	$3.17
Granted	(730)	65	2.15	556	1.42
Exercised or released	—	(103)	0.81	(1,175)	2.81
Cancelled or forfeited	1,459	(948)	15.50	(520)	3.29

Balances at December 28, 2013	8,307	5,489	8.44	1,711	2.74

Supplemental disclosure information about our stock options and SARs outstanding as of December 28, 2013 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable at December 28, 2013	4,907	$8.84	4.0	$173
Options and SARs outstanding at December 28, 2013	5,489	8.44	4.4	207

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $2.54 on December 27, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.1 million shares of common stock subject to in-the-money options which were exercisable as of December 28, 2013. We settle employee stock option exercises with newly issued shares of common stock.

NOTE 12. STOCK-BASED COMPENSATION

We recognize stock-based compensation expense in our statement of operations related to all share-based awards, including grants of stock options, based on the grant date fair value of such share-based awards. Estimating the grant date fair value of such share-based awards requires us to make judgments in the determination of inputs into the Black-Scholes stock option pricing model which we use to arrive at an estimate of the grant date fair value for such awards. The assumptions used in this model to value stock option grants for the three and six months ended December 28, 2013 and December 29, 2012 were as follows:

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Stock options:
Expected life	5.3 years	—	5.3 years	5.1 years
Risk-free interest rate	1.5%	—	1.5%	0.7%
Volatility	82.2%	—	82.2%	82.9%
Dividend yield	—	—	—	—

The amounts included in cost of revenues and operating expenses for stock-based compensation for the three and six months ended December 28, 2013 and December 29, 2012 were as follows:

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$250	$455	$502	$729
Research and development	206	469	452	788
Selling, general and administrative	390	885	855	1,665

	$846	$1,809	$1,809	$3,182

Stock-based compensation by type of award:
Stock options	$262	$628	$593	$1,374
Restricted stock awards	566	1,019	1,224	1,536
Purchase rights under ESPP	—	233	—	413
Inventory adjustment to cost of revenues	18	(71)	(8)	(141)

	$846	$1,809	$1,809	$3,182

As of December 28, 2013 and June 29, 2013, we had capitalized approximately $0.2 million and $0.4 million, respectively, of stock-based compensation as inventory.

NOTE 13. INCOME TAXES

The income tax provision of $1.4 million and $1.7 million for the three and six months ended December 28, 2013, respectively, related primarily to our foreign operations, and includes approximately $1.1 million related to the completion of our tax audit in China.

The income tax provision of $1.2 million and $2.2 million for the three and six months ended December 29, 2012, respectively, related primarily to our foreign operations.

The total amounts of our unrecognized tax benefits as of December 28, 2013 and June 29, 2013 were approximately $8.8 million and $8.0 million, respectively. For the three and six months ended December 28, 2013, respectively, we had $4.1 million in unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $1.0 million in the next twelve months.

NOTE 14. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and convertible notes during such period.

For the three and six months ended December 28, 2013, we excluded 22.0 million and 21.7 million, respectively, of outstanding stock options, stock appreciation rights, warrants, shares issuable in connection with convertible notes, and unvested restricted stock awards from the calculation of diluted net income per share because their effect would have been anti-dilutive.

For the three and six months ended December 29, 2012, we excluded 13.5 million and 11.2 million of outstanding stock options, stock appreciation rights, warrants, shares issuable in connection with convertible notes, and unvested restricted stock awards, respectively, from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 15. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION INFORMATION

Geographic Information

The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(Thousands)
Hong Kong	$20,772	$25,390	$37,753	$40,395
Germany	20,619	17,937	35,014	28,068
Malaysia	13,917	12,988	23,428	23,159
Japan	8,953	13,996	21,441	26,936
United States	8,541	7,233	15,931	21,181
Mexico	8,411	4,407	21,265	8,699
Italy	5,113	6,023	11,500	11,893
China, excluding Hong Kong	4,867	8,724	10,703	19,257
Thailand	2,077	2,931	5,384	6,790
Rest of world	9,644	12,442	17,143	21,328

	$102,914	$112,071	$199,562	$207,706

Product Groups

The following table sets forth revenues by product group:

	Three Months Ended		Six Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
	(Thousands)
40 Gb/s and 100 Gb/s transmission	$45,700	$40,026	$84,558	$71,471
10 Gb/s and lower transmission	49,828	64,836	100,402	123,366
Industrial and consumer	7,386	7,209	14,602	12,869

	$102,914	$112,071	$199,562	$207,706

Significant Customers and Concentration of Credit Risk

For the three months ended December 28, 2013, Coriant accounted for 15 percent, Cisco Systems, Inc. (“Cisco”) accounted for 13 percent and Huawei Technologies Co., Ltd. (“Huawei”) accounted for 10 percent of our revenues. For the six months ended December 28, 2013, Cisco accounted for 14 percent, Coriant accounted for 13 percent and Huawei accounted for 10 percent of our revenues.

For the three months ended December 29, 2012, Fiberhome Technologies Group (“Fiberhome”) accounted for 12 percent, Cisco accounted for 12 percent and Coriant accounted for 11 percent of our revenues. For the six months ended December 29, 2012, Cisco accounted for 14 percent and Fiberhome accounted for 10 percent of our revenues.

As of December 28, 2013, Coriant accounted for 18 percent and Flextronics International Ltd. accounted for 10 percent of our accounts receivable. As of June 29, 2013, Huawei accounted for 15 percent of our accounts receivable.

NOTE 16. RELATED PARTY TRANSACTIONS

As a result of our acquisition of Opnext on July 23, 2012, Hitachi, Ltd. (Hitachi) holds approximately 11 percent of our outstanding common stock as of December 28, 2013 based on Hitachi’s most recent Schedule 13G filed with the Securities and Exchange Commission on July 27, 2012.

We continue to enter into transactions with Hitachi in the normal course of business. Sales to Hitachi were $3.4 million and $4.7 million for the three and six months ended December 28, 2013, respectively, and $4.4 million and $7.3 million for the three and six months ended December 29, 2012, respectively. Purchases from Hitachi were $4.0 million and $6.7 million for the three and six months ended December 28, 2013, respectively, and $6.4 million and $11.2 million for the three and six months ended December 29, 2012, respectively. At December 28, 2013, we had $2.9 million accounts receivable due from Hitachi and $2.3 million accounts payable due to Hitachi. At June 29, 2013 we had $3.0 million accounts receivable due from Hitachi and $2.2 million accounts payable due to Hitachi. We also have certain capital equipment leases with Hitachi Capital Corporation as described in Note 9, Commitments and Contingencies.

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

NOTE 17. SUBSEQUENT EVENTS

On July 23, 2013, our board of directors approved the Fourth Amended and Restated 2001 Long-Term Stock Incentive Plan (the Plan) and on January 14, 2014, our shareholders ratified the Plan, establishing it as our primary equity incentive plan. The Plan (i) revises the eligibility section to allow us to make grants to all our employees, non-employee directors and consultants, (ii) allows us to grant incentive stock options and awards which may be able to qualify as qualified performance-based compensation under Section 162(m) of the Internal Revenue Code, (iii) extends the term of the Plan to ten years from the effective date of the Plan, and (iv) conforms the share counting provisions of the Plan to provide that full value awards count as 1.25 shares for purposes of the Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target,” “model,” “may” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) the effect of receiving a “going concern” statement in our auditors report on our 2013 consolidated financial statements, (ii) the sale of businesses which may or may not arise in connection with executing our restructuring plans, (iii) the future performance of Oclaro and our ability to effectively integrate the operations of acquired companies following the closing of acquisitions and mergers, including our merger with Opnext, (iv) our ability to serve as a supplier to the buyers of our Zurich Business and the Amplifier Business during the transition of manufacturing activities and meet our related transition agreement obligations, (v) our ability to effectively restructure our operations and business following the sale of our Zurich Business and the Amplifier Business in accordance with our business plan, (vi) the potential inability to realize the expected and ongoing benefits and synergies of acquisitions and mergers and from the utilization of capital from our asset dispositions, (vii) the impact of continued uncertainty in world financial markets and any resulting reduction in demand for our products, (viii) our ability to meet or exceed our gross margin expectations, (ix) the effects of fluctuating product mix on our results, (x) our ability to timely develop and commercialize new products, (xi) our ability to reduce costs and operating expenses, (xii) our ability to respond to evolving technologies and customer requirements and demands, (xiii) our dependence on a limited number of customers for a significant percentage of our revenues, (xiv) our ability to maintain strong relationships with certain customers, (xv) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do, (xvi) our ability to effectively and efficiently transition to an outsourced back-end assembly and test model, (xvii) our ability to timely capitalize on any increase in market demand, (xviii) increased costs related to downsizing and compliance with regulatory and legal requirements in connection with such downsizing, (xix) competition and pricing pressure, (xx) the risks associated with our international operations, (xxi) our ability to service and repay our outstanding indebtedness pursuant to the terms of the applicable agreements, (xxii) the outcome of tax audits or similar proceedings, (xxiii) the outcome of pending or potential litigation against us, (xxiv) our ability to maintain or increase our cash reserves and obtain debt or equity-based financing on terms acceptable to us or at all, and (xxv) other factors described in other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.

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

Our customers include ADVA Optical Networking; Alcatel-Lucent; Ciena; Cisco; Coriant; Ericsson; Fujitsu; Huawei; Juniper Networks; Tellabs, Inc. and ZTE.

RECENT DEVELOPMENTS

On July 23, 2013, our board of directors approved the Fourth Amended and Restated 2001 Long-Term Stock Incentive Plan (the “Plan”) and on January 14, 2014, our shareholders ratified the Plan, establishing it as our primary equity incentive plan. The Plan (i) revises the eligibility section to allow us to make grants to all our employees, non-employee directors and consultants, (ii) allows us to grant incentive stock options and awards which may be able to qualify as qualified performance-based compensation under Section 162(m) of the Internal Revenue Code, (iii) extends the term of the Plan to ten years from the effective date of the Plan, and (iv) conforms the share counting provisions of the Plan to provide that full value awards count as 1.25 shares for purposes of the Plan.

On October 10, 2013, Oclaro Technology Limited entered into an Asset Purchase Agreement with II-VI Incorporated (“II-VI”), whereby Oclaro Technology Limited agreed to sell its optical amplifier and micro-optics business (the “Amplifier Business”) to II-VI and certain of its affiliates for $88.6 million in cash. The transaction closed on November 1, 2013.

Consideration, valued at $88.6 million, consisted of $79.6 million in cash, which was received on November 1, 2013, $4.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing claim and $5.0 million related to the exclusive option, which was received by us on September 12, 2013, and was credited against the purchase price.

We entered into certain transition service and manufacturing service agreements to allow the Amplifier Business to continue operations during the ownership transition.

On September 12, 2013, we also sold our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business (the “Zurich Business”) to II-VI. We received proceeds of $90.6 million in cash on September 12, 2013. We will also receive $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims, and $2.0 million subject to a potential post-closing working capital adjustment. This adjustment will be calculated based on the level of working capital in the Oclaro Switzerland GmbH subsidiary at the September 12, 2013 close versus a target based on working capital at June 29, 2013. In addition, we retained approximately $14.7 million in accounts receivable related to the Zurich Business and approximately $9.6 million of supplier and employee related payables related to the Zurich Business which were not included in the Oclaro Switzerland GmbH subsidiary.

As part of the agreement, II-VI has purchased our Swiss subsidiary, which includes its GaAs fabrication facility, and also the corresponding high power laser diodes, VCSEL and 980 nm pump laser product lines, including intellectual property, inventory, equipment and a related research and development facility in Tucson, Arizona, all of which are associated with this business.

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

We have used a portion of the proceeds from the sale of the Zurich and Amplifier Businesses to repay our term loan and to repay our entire outstanding balance under our credit line. We are using a portion of the remaining proceeds to begin restructuring Oclaro for the future. We intend to further simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies.

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

On July 23, 2012, we completed a merger with Opnext, Inc. (“Opnext”). The acquisition is more fully discussed in Note 5, Business Combinations and Dispositions to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The condensed consolidated statements of operations for the six months ended December 29, 2012 include the results of operations of the combined entities from July 23, 2012, the date of the acquisition.

The following tables set forth our condensed consolidated results of operations for the three month periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	December 28, 2013		December 29, 2012		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$102,914	100.0	$112,071	100.0	$(9,157)	(8.2)
Cost of revenues	86,001	83.6	99,796	89.0	(13,795)	(13.8)

Gross profit	16,913	16.4	12,275	11.0	4,638	37.8

Operating expenses:
Research and development	16,424	16.0	20,714	18.5	(4,290)	(20.7)
Selling, general and administrative	18,557	18.0	19,927	17.8	(1,370)	(6.9)
Amortization of other intangible assets	417	0.4	1,372	1.2	(955)	(69.6)
Restructuring, acquisition and related (income) expense, net	6,721	6.5	(24,257)	(21.6)	30,978	n/m (1)
Flood-related (income) expense, net	(140)	(0.1)	641	0.5	(781)	n/m (1)
Loss on sale of property and equipment	205	0.2	231	0.2	(26)	(11.3)

Total operating expenses	42,184	41.0	18,628	16.6	23,556	126.5

Operating loss	(25,271)	(24.6)	(6,353)	(5.6)	(18,918)	297.8
Other income (expense):
Interest income (expense), net	(8,532)	(8.3)	(649)	(0.6)	(7,883)	1,214.6
Gain (loss) on foreign currency transactions, net	(2,848)	(2.7)	(4,032)	(3.6)	1,184	(29.4)
Other income (expense), net	28	0.0	—	—	28	n/m (1)

Total other income (expense)	(11,352)	(11.0)	(4,681)	(4.2)	(6,671)	142.5

Loss from continuing operations before income taxes	(36,623)	(35.6)	(11,034)	(9.8)	(25,589)	231.9
Income tax provision	1,424	1.4	1,234	1.1	190	15.4

Loss from continuing operations	(38,047)	(37.0)	(12,268)	(10.9)	(25,779)	210.1
Income from discontinued operations, net of tax	69,538	67.6	2,013	1.7	67,525	3,354.4

Net income (loss)	$31,491	30.6	$(10,255)	(9.2)	$41,746	n/m (1)

(1)	Not meaningful.

	Six Months Ended					Increase
	December 28, 2013		December 29, 2012		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$199,562	100.0	$207,706	100.0	$(8,144)	(3.9)
Cost of revenues	171,431	85.9	190,438	91.7	(19,007)	(10.0)

Gross profit	28,131	14.1	17,268	8.3	10,863	62.9

Operating expenses:
Research and development	34,511	17.3	41,227	19.8	(6,716)	(16.3)
Selling, general and administrative	39,507	19.8	41,350	19.9	(1,843)	(4.5)
Amortization of other intangible assets	841	0.4	2,604	1.3	(1,763)	(67.7)
Restructuring, acquisition and related (income) expense, net	9,598	4.8	(12,663)	(6.1)	22,261	n/m (1)
Flood-related (income) expense, net	(140)	(0.1)	905	0.5	(1,045)	n/m (1)
Impairment of other intangibles	—	—	864	0.4	(864)	(100.0)
Loss on sale of property and equipment	657	0.4	213	0.1	444	208.5

Total operating expenses	84,974	42.6	74,500	35.9	10,474	14.1

Operating loss	(56,843)	(28.5)	(57,232)	(27.6)	389	(0.7)
Other income (expense):
Interest income (expense), net	(9,085)	(4.6)	(1,127)	(0.6)	(7,958)	706.1
Gain (loss) on foreign currency transactions, net	(1,071)	(0.5)	(3,994)	(1.9)	2,923	(73.2)
Other income (expense), net	549	0.3	—	—	549	n/m (1)
Gain on bargain purchase	—	—	24,866	12.0	(24,866)	(100.0)

Total other income (expense)	(9,607)	(4.8)	19,745	9.5	(29,352)	n/m (1)

Loss from continuing operations before income taxes	(66,450)	(33.3)	(37,487)	(18.1)	(28,963)	77.3
Income tax provision	1,726	0.8	2,152	1.0	(426)	(19.8)

Loss from continuing operations	(68,176)	(34.1)	(39,639)	(19.1)	(28,537)	72.0
Income from discontinued operations, net of tax	132,945	66.6	4,276	2.1	128,669	3,009.1

Net income (loss)	$64,769	32.5	$(35,363)	(17.0)	$100,132	n/m (1)

(1)	Not meaningful.

Revenues

Revenues for the three months ended December 28, 2013 decreased by $9.2 million, or 8 percent, compared to the three months ended December 29, 2012. Compared to the three months ended December 29, 2012, revenues from sales of our 40 Gb/s and 100 Gb/s transmission modules increased by $5.7 million, or 14 percent; revenues from sales of our 10 Gb/s transmission modules decreased by $15.0 million, or 23 percent; and revenues from sales of our industrial and consumer products increased by $0.2 million, or 2 percent.

For the three months ended December 28, 2013, Coriant GmbH (“Coriant”) accounted for 15 percent, Cisco Systems, Inc. (“Cisco”) accounted for 13 percent and Huawei Technologies Co., Ltd. (“Huawei”) accounted for 10 percent of our revenues. For the three months ended December 29, 2012, Fiberhome Technologies Group (“Fiberhome”) accounted for 12 percent, Cisco accounted for 12 percent and Coriant accounted for 11 percent of our revenues.

Revenues for the six months ended December 28, 2013 decreased by $8.1 million, or 4 percent, compared to the six months ended December 29, 2012. Compared to the six months ended December 29, 2012, revenues from sales of our 40 Gb/s and 100 Gb/s transmission modules increased by $13.1 million, or 18 percent; revenues from sales of our 10 Gb/s transmission modules decreased by $23.0 million, or 19 percent; and revenues from sales of our industrial and consumer products increased by $1.7 million, or 13 percent.

For the six months ended December 28, 2013, Cisco accounted for 14 percent, Coriant accounted for 13 percent and Huawei accounted for 10 percent of our revenues. For the six months ended December 29, 2012, Cisco accounted for 14 percent and Fiberhome accounted for 10 percent of our revenues.

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

Our cost of revenues for the three months ended December 28, 2013 decreased by $13.8 million, or 14 percent, from the three months ended December 29, 2012. The decrease was primarily related to the lower volume of revenue, merger related synergies and realizing the benefits of previous cost reduction efforts.

Our cost of revenues for the six months ended December 28, 2013 decreased by $19.0 million, or 10 percent, from the six months ended December 29, 2012. The decrease was primarily related to the lower volume of revenue, merger related synergies and realizing the benefits of previous cost reduction efforts.

Gross Profit

Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.

Our gross margin rate increased to 16 percent for the three months ended December 28, 2013, compared to 11 percent for the three months ended December 29, 2012. The 5 percentage point improvement in gross margin rate primarily related to a richer mix of 100 Gb/s products, improved margins in our 40 Gb/s products as result of lower costs related to subassemblies manufactured in-house, and less provisions for excess or obsolete inventory.

Our gross margin rate increased to 14 percent for the six months ended December 28, 2013, compared to 8 percent for the six months ended December 29, 2012. The 6 percentage point improvement in gross margin rate primarily related to a richer mix of 100 Gb/s products, improved margins in our 40 Gb/s products as result of lower costs related to subassemblies manufactured in-house, less provisions for excess or obsolete inventory, and the sale of our Santa Rosa facility.

Research and Development Expenses

Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.

Research and development expenses decreased to $16.4 million for the three months ended December 28, 2013 from $20.7 million for the three months ended December 29, 2012. The decrease was primarily related to a decrease of $2.4 million as a result of aligning and reducing combined research and development resources of Oclaro and Opnext in association with the merger, and a decrease of $1.2 million in Japan-related research and development expenses which includes the impact of the depreciation of the Japanese Yen.

Research and development expenses decreased to $34.5 million for the six months ended December 28, 2013 from $41.2 million for the six months ended December 29, 2012. The decrease was primarily related to a decrease of $4.4 million as a result of aligning and reducing combined research and development resources of Oclaro and Opnext in association with the merger, and a decrease of $1.1 million in Japan-related research and development expenses which includes the impact of the depreciation of the Japanese Yen.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.

Selling, general and administrative expenses decreased to $18.6 million for the three months ended December 28, 2013, from $19.9 million for the three months ended December 29, 2012. The decrease was primarily related to a decrease of $3.8 million as a result of aligning and reducing combined selling, general and administrative resources of Oclaro and Opnext in association with the merger, partially offset by an increase in legal fees of $1.9 million.

Selling, general and administrative expenses decreased to $39.5 million for the six months ended December 28, 2013, from $41.4 million for the six months ended December 29, 2012. The decrease was primarily related to a decrease of $6.8 million as a result of aligning and reducing combined selling, general and administrative resources of Oclaro and Opnext in association with the merger, partially offset by an increase in legal fees of $1.9 million, an increase in banking fees of $1.6 million, and an increase in audit fees of $1.4 million.

Amortization of Other Intangible Assets

Amortization of other intangible assets decreased to $0.4 million for the three months ended December 28, 2013 from $1.4 million for the three months ended December 29, 2012, and decreased to $0.8 million for the six months ended December 28, 2013 from $2.6 million for the six months ended December 29, 2012. The decrease in our amortization is a result of recording $14.2 million in impairment losses during the fourth quarter of fiscal year 2013, including $6.4 million related to intangibles acquired in connection with our acquisition of Mintera, $2.6 million related to intangibles acquired in connection with our acquisition of Opnext, and $5.2 million related to intangibles acquired in connection with other earlier acquisitions. As a result of these impairments, we expect the amortization of intangible assets to decrease from $5.3 million in fiscal year 2013 to $1.7 million for fiscal years 2014 through 2018 based on the current level of our other intangible assets.

Restructuring, Acquisition and Related Costs

During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the three months ended December 28, 2013, we recorded restructuring charges of $5.7 million related to this restructuring plan, which included $5.4 million related to workforce reductions and $0.3 million related to revised estimates related to lease cancellations and commitments. During the six months ended December 28, 2013, we recorded restructuring charges of $5.8 million related to this restructuring plan, which included $5.6 million related to workforce reductions and $0.3 million related to revised estimates related to lease cancellations and commitments. We expect to incur an additional $13.0 million to $18.0 million in restructuring charges over the course of the next twelve months in connection with the ongoing activities related to this restructuring plan.

During the first quarter of fiscal year 2013, we initiated a restructuring plan to integrate our acquisition of Opnext. In connection with this restructuring plan, we recorded $0.1 million and $1.1 million in restructuring charges during the three and six months ended December 28, 2013, respectively. The restructuring charges recorded in fiscal year 2014 included $0.9 million in external consulting charges and professional fees associated with reorganizing the infrastructure and $0.1 million in revised estimates related to lease cancellations and commitments. During the three and six months ended December 29, 2012, we recorded $0.8 million and $9.1 million in restructuring charges, respectively. The restructuring charges for the three months ended December 29, 2012, included $0.8 million related to workforce reductions. The restructuring charges for the six months ended December 29, 2012, included $7.8 million related to workforce reductions, $0.9 million related to the impairment of certain technology that is now considered redundant following the acquisition and $0.4 million related to the write-off of net book value inventory that supported this technology. As of December 28, 2013, we had no further accrued restructuring liabilities related to this restructuring plan.

During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of our Shenzhen, China manufacturing operations to Venture Corporation Limited (“Venture”). In connection with this transition, during the three and six months ended December 28, 2013, we recorded restructuring charges related to employee separation charges of $0.9 million and $1.9 million, respectively. During the three and six months ended December 29, 2012, we recorded restructuring charges related to employee separation charges of $1.4 million and $2.9 million, respectively. We expect to incur between $3.0 million and $5.0 million in additional restructuring costs in connection with the transition of certain of our Shenzhen manufacturing operations to Venture over the next year.

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

During the three and six months ended December 28, 2013, we recorded $0.1 million in flood-related income in our condensed consolidated statement of operations, consisting of $2.1 million in insurance settlement proceeds received in the second quarter of fiscal year 2014, partially offset by an out-of-period adjustment of $2.0 million related to the impairment of leased assets assumed pursuant to the Opnext merger that had been damaged by the flooding. During the three and six months ended December 29, 2012, we recorded flood-related expenses of $0.6 million and $0.9 million, respectively, related to professional fees and related expenses incurred in connection with our recovery efforts.

During the three and six months ended December 29, 2012, we recorded flood-related charges of $0.6 million and $0.9 million, respectively, related to professional fees and related expenses incurred in connection with our recovery efforts.

Impairment of Other Intangible Assets

During the first quarter of fiscal year 2013, we determined that a portion of the technology we acquired in connection with our acquisition of Mintera in July 2010 was considered redundant, following the acquisition of Opnext and its product lines. We recorded $0.9 million for the impairment loss related to these intangibles in our condensed consolidated statement of operations for the six months ended December 29, 2012.

Other Income (Expense)

Other income (expense) decreased to $11.4 million in expense for the three months ended December 28, 2013 from $4.7 million in expense for the three months ended December 29, 2012. This decrease was primarily due to a $7.9 million increase in interest payments primarily related to the make-whole payment from the conversion of the 7.50% Exchangeable Senior Secured Second Lien Notes due 2018 (“Convertible Notes”) into common stock in the second quarter of fiscal year 2014, partially offset by smaller losses of $1.2 million on foreign currency transactions during the three months ended December 28, 2013, as compared to the three months ended December 29, 2012.

Other income (expense) decreased to $9.6 million in expense for the six months ended December 28, 2013 from $19.7 million in income for the six months ended December 29, 2012. This decrease was primarily due to a $24.9 million gain on bargain purchase in connection with our acquisition of Opnext in the first quarter of fiscal year 2013, an $8.0 million increase in interest payments primarily related to the make-whole payment from the conversion of the Convertible Notes into common stock in the second quarter of fiscal year 2014, partially offset by smaller losses of $2.9 million on foreign currency transactions during the six months ended December 28, 2013, as compared to the six months ended December 29, 2012.

Income Tax Provision

For the three and six months ended December 28, 2013, our income tax provisions of $1.4 million and $1.7 million, respectively, primarily related to our foreign operations, and includes approximately $1.1 million related to the completion of our tax audit in China.

For the three and six months ended December 29, 2012, our income tax provisions of $1.2 million and $2.2 million, respectively, primarily related to our foreign operations.

Income from Discontinued Operations, Net of Tax

During the three and six months ended December 28, 2013, we recorded a gain on the sale of the Amplifier Business of $69.7 million. During the six months ended December 28, 2013, we recorded a gain on the sale of the Zurich Business of $62.8 million. During the three and six months ended December 28, 2013, we recorded income from discontinued operations of the Zurich and Amplifier Businesses of $69.5 million and $132.9 million, respectively. For the three and six months ended December 29, 2012, we recorded income from discontinued operations of the Zurich and Amplifier Businesses of $2.0 million and $4.3 million, respectively.

The following table sets forth the results of the discontinued operations of our Zurich and Amplifier Businesses for the three and six months ended December 28, 2013 and December 29, 2012 and the year-over-year increases (decreases) in our results:

	Three Months Ended			Six Months Ended
	December 28, 2013	December 29, 2012	Change	December 28, 2013	December 29, 2012	Change
	(Thousands)			(Thousands)
Revenues	$6,869	$47,394	$(40,525)	$49,081	$100,572	$(51,491)
Cost of revenues	5,528	37,360	(31,832)	37,836	79,493	(41,657)

Gross profit	1,341	10,034	(8,693)	11,245	21,079	(9,834)
Operating expenses	1,508	8,440	(6,932)	8,992	17,115	(8,123)
Other income (expense), net	69,705	609	69,096	130,855	767	130,088

Income from discontinued operations before income taxes	69,538	2,203	67,335	133,108	4,731	128,377
Income tax provision	—	190	(190)	163	455	(292)

Income from discontinued operations	$69,538	$2,013	$67,525	$132,945	$4,276	$128,669

Revenues

Revenues of the Zurich and Amplifier Businesses decreased $40.5 million, or 86 percent, during the three months ended December 28, 2013 compared to the three months ended December 29, 2012, primarily as a result of decreased sales to our customers due to completing the sale of the Zurich Business during the quarter ended September 28, 2013 and completing the sale of the Amplifier Business during the quarter ended December 28, 2013.

Revenues of the Zurich and Amplifier Businesses decreased $51.5 million, or 51 percent, during the six months ended December 28, 2013 compared to the six months ended December 29, 2012, primarily as a result of decreased sales to our customers due to completing the sale of the Zurich Business during the quarter ended September 28, 2013 and completing the sale of the Amplifier Business during the quarter ended December 28, 2013.

Gross Profit and Gross Margin Rate

The gross profit decreased $8.7 million, or 87 percent, during the three months ended December 28, 2013 compared to the three months ended December 29, 2012, primarily as a result of decreased sales to our customers due to completing the sale of the Zurich Business during the quarter ended September 28, 2013 and completing the sale of the Amplifier Business during the quarter ended December 28, 2013. The gross margin rate of the Zurich and Amplifier Businesses decreased to 20 percent for the three months ended December 28, 2013 compared to 21 percent for the three months ended December 29, 2012, as a result of the absence of gross profit from the Zurich business in the three months ended December 28, 2013.

The gross profit decreased $9.8 million, or 47 percent, during the six months ended December 28, 2013 compared to the six months ended December 29, 2012, primarily as a result of decreased sales to our customers due to completing the sale of the Zurich Business during the quarter ended September 28, 2013 and completing the sale of the Amplifier Business during the quarter ended December 28, 2013. The gross margin rate of the Zurich and Amplifier Businesses increased to 23 percent for the six months ended December 28, 2013 compared to 21 percent for the six months ended December 29, 2012, as a result of lower inventory reserves in the six months ended December 28, 2013.

Operating Expenses

Operating expenses of the Zurich and Amplifier Businesses decreased $6.9 million, or 82 percent, during the three months ended December 28, 2013 compared to the three months ended December 29, 2012, and decreased $8.1 million, or 47 percent, during the six months ended December 28, 2013 compared to the six months ended December 29, 2012, primarily as a result of completing the sales of the Zurich and Amplifier Businesses during the first half of fiscal year 2014.

Other Income (Expense)

Other income (expense) for the Zurich and Amplifier Businesses increased $69.1 million during the three months ended December 28, 2013 compared to the three months ended December 29, 2012, primarily as a result of a $69.7 million gain on the sale of the Amplifier Business.

Other income (expense) for the Zurich and Amplifier Businesses increased $130.1 million during the six months ended December 28, 2013 compared to the six months ended December 29, 2012, primarily as a result of a $69.7 million gain on the sale of the Amplifier Business and a $62.8 million gain on the sale of the Zurich business.

Income Tax Provision

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

Cash Flows from Operating Activities

Net cash used in operating activities for the six months ended December 28, 2013 was $46.8 million, primarily resulting from non-cash adjustments of $109.7 million and a $1.9 million decrease in cash due to changes in operating assets and liabilities, partially offset by net income of $64.8 million. The $109.7 million decrease in cash resulting from non-cash adjustments primarily consisted of a $69.7 million gain on the sale of the Amplifier Business, a $62.8 million gain on the sale of the Zurich Business, $1.1 million from the amortization of deferred gain from sales-leaseback transactions, partially offset by $15.8 million in depreciation and amortization, $4.3 million related to the amortization and write-off of the issuance costs of the term loan, $2.0 million of expense related to stock-based compensation, and $2.0 million related to non-cash flood-related impairments. The $1.9 million decrease in cash due to changes in operating assets and liabilities was comprised of a $29.0 million decrease in accounts receivable, $7.8 million increase in accounts payable, and a $1.4 million decrease in other non-current assets, offset by a $26.4 million increase in prepaid expenses and other current assets, $8.7 million decrease in accrued expenses and other liabilities, and $5.0 million increase in inventories.

Net cash used by operating activities for the six months ended December 29, 2012 was $64.8 million, primarily resulting from a net loss of $35.4 million, non-cash adjustments of $23.5 million and a $6.0 million decrease in cash due to changes in operating assets and liabilities. The $23.5 million decrease in cash resulting from non-cash adjustments primarily consisted of a decrease of $25.0 million related to the gain on the sale of the thin film filter business and interleaver product line, a decrease of $24.9 million for the bargain purchase gain related to the acquisition of Opnext, and $1.0 million from the amortization of deferred gain from sales-leaseback transactions, partially offset by $22.9 million in depreciation and amortization, $3.7 million of expense related to stock-based compensation and $0.9 million related to the impairment of certain intangibles. The $6.0 million decrease in cash due to changes in operating assets and liabilities was comprised of a $10.6 million increase in inventories, a $7.0 million decrease in accrued expenses and other liabilities, a $5.8 million increase in prepaid expenses and other current assets, a $2.8 million decrease in accounts payable and a $0.5 million increase in other non-current assets, partially offset by a $20.7 million decrease in accounts receivable.

Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended December 28, 2013 was $172.0 million, primarily consisting of $90.6 million proceeds from the sale of Zurich Business, $84.6 million from the sale of the Amplifier Business and a $0.5 million reduction in restricted cash, which were partially offset by $3.7 million used in capital expenditures.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended December 28, 2013 was $70.0 million, primarily consisting of $65.0 million in repayments on a term loan and our revolving credit facility, and $4.9 million in payments on capital lease obligations.

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

Credit Line and Notes

As of December 28, 2013, no amounts were available to us under our senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders (the “Credit Agreement”). As of December 28, 2013, there were no amounts outstanding under the credit facility and no amounts owed in connection with the Term Loan.

As of June 29, 2013, there was $40.0 million outstanding under the credit facility and $25.0 million owed in connection with the Term Loan. As of June 29, 2013, the net carrying value of the liability component of our Convertible Notes was $22.8 million and the estimated fair value of the contingent obligation for the make-whole payment was valued at $0.1 million. During the first quarter of fiscal year 2014, we used part of the proceeds from the sale of the Zurich Business to fully repay our outstanding balance under the credit facility and the Term Loan. During the second quarter of fiscal year 2014, the holders of the Convertible Notes exercised their rights to exchange the Convertible Notes for our common stock, plus a make-whole payment. See Note 7, Credit Line and Notes for additional information regarding the credit facility, Term Loan and Convertible Notes.

At December 28, 2013 and June 29, 2013, there was $30,000 and $30,000, respectively, in outstanding standby letters of credit secured under the Credit Agreement. These letters of credit expire in June 2015.

Future Cash Requirements

As of December 28, 2013, we held $144.0 million in cash and short-term investments, comprised of $141.6 million in cash and cash equivalents, $2.3 million in restricted cash and $0.2 million of short-term investments; and we had working capital of $204.1 million. On September 12, 2013, we completed the sale of our Zurich Business under which we expect to receive $6.0 million in additional proceeds which are subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims, and $2.0 million subject to a potential post-closing working capital adjustment. On September 12, 2013, we granted II-VI an exclusive option to purchase the Amplifier Business. On October 10, 2013, we entered into an Asset Purchase Agreement to sell the Amplifier Business, and on November 1, 2013, we completed the sale for $88.6 million. The $5.0 million previously received for the option was applied against the sale. We received $79.6 million in proceeds on November 1, 2013 and expect to receive the remaining $4.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing claim. We currently expect that we will expend approximately an additional $25.0 million to $30.0 million in cash during the next twelve months to reduce our accounts payable. With our current cash and cash equivalent balances, we believe that we have sufficient funds to support our operations through fiscal year 2014, including costs associated with the implementation of our restructuring activities.

In the event we need additional liquidity beyond our current expectations, such as to fund future growth or strengthen our balance sheet or to fund the cost of restructuring activities, we may find it necessary to lower our operating income break-even level and undertake additional cost cutting measures. We will continue to explore other sources of additional liquidity. These additional sources of liquidity could include one, or a combination, of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all. As of December 28, 2013, no amounts were available to us under the Credit Agreement.

We have incurred significant operating losses and generated negative cash flows for fiscal year 2013, the first half of fiscal year 2014 and anticipate that our net loss for the remaining fiscal year 2014 could be substantial. The continued operation of our business is dependent upon our achieving cash flows expected to be generated from the execution of our current operating plan, including anticipated restructuring plans.

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

As of December 28, 2013, $116.4 million of the $141.6 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not include repatriation of these funds.

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

INTEREST RATES

We finance our operations through a mixture of issuances of equity securities, finance leases, working capital and by drawing on our Credit Agreement. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed under our Credit Agreement and through our capital leases. At December 28, 2013, we had $11.7 million under capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense by $0.1 million.

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

As of December 28, 2013, our U.K. subsidiary had $33.4 million, net, in U.S. dollar denominated operating intercompany payables, $56.8 million in U.S. dollar denominated accounts receivable and payable, net, related to sales to external customers and purchases from suppliers, and $98.2 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $12.2 million (U.S. dollar strengthening), or loss of $12.2 million (U.S. dollar weakening) on the translation of these receivables and other cash balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.

As of December 28, 2013, our Japan subsidiary had $41.3 million, net, in U.S. dollar denominated operating intercompany payables, $13.3 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $3.5 million in U.S. dollar denominated cash and restricted cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $5.1 million (U.S. dollar weakening), or loss of $5.1 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 28, 2013. The term “disclosure controls and procedures,” as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 28, 2013, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of December 28, 2013 and the material weakness in our internal control over financial reporting that existed as of that date as described above, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the condensed consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with U.S. GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Except as noted in the preceding paragraph, there was no change in our internal control over financial reporting during the three months ended December 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Specific Matters

On October 23, 2013, Xi’an Raysung Photonics Inc. or Xi’an Raysung, filed a civil suit against our wholly-owned subsidiary, Oclaro Technology (Shenzhen) Co., Ltd. (formerly known as Bookham Technology (Shenzhen) Co., Ltd.), or Oclaro Shenzhen, in the Xi’an Intermediate People’s Court in Shaanxi Province of the People’s Republic of China, or the Xi’an Court. The complaint filed by Xi’an Raysung alleges that Oclaro Shenzhen terminated its purchase order pursuant to which Xi’an Raysung had supplied certain products and was to supply certain products to Oclaro Shenzhen.

Xi’an Raysung has requested the court award damages of approximately $0.8 million (equivalent to RMB 4,796,531.81), and requested that Oclaro Shenzhen take the finished products that are now stored in Xi’an Raysung’s warehouse (the value of the finished product is approximately, $2.2 million, (equivalent to RMB 13,505,162.34) and requested that Oclaro Shenzen pay its court fees in connection with this suit.

The Xi’an Court delivered an Asset Preservation Order which was served on Oclaro Shenzhen and the local Customs office. According to the Asset Preservation Order, Oclaro Shenzhen was ordered to maintain approximately $2.5 million (equivalent to RMB 15,000,000.00) or assets equivalent to the said amount during the litigation process, and the Customs office was ordered that before the Asset Preservation Order is lifted, Oclaro Shenzhen’s equipment is restricted from being exported. On November 11, 2013, Oclaro Shenzhen and Xi’an Raysung entered into a settlement agreement. Under the terms of this settlement agreement, Oclaro Shenzhen agreed to pay $500,000 in payment of invoices for certain materials to Xi’an Raysung and to work with Xi’an Raysung to requalify it as a vendor for certain Oclaro Shenzhen manufacturing requirements, in consideration of which Xi’an Raysung agreed to submit the settlement agreement to the Xi’an Court so it could issue a civil mediation agreement, apply for a discharge of the Asset Preservation Order and waive the right to bring any legal actions against Oclaro Shenzhen relating to these matters. Oclaro Shenzhen performed its obligations under the settlement agreement, however, on January 15, 2014, Xi’an Raysung applied to the Xi’an Court to terminate the settlement agreement and add Oclaro, Inc. as a co-defendant in the original civil suit. Oclaro, Inc. and Oclaro Shenzhen believe that they have meritorious defenses to the claims made by Xi’an Raysung and intend to defend this litigation vigorously.

On August 29, 2013, the Secured Lender Trustee of the Secured Lender Trust (“Trust”) established under the Second Amended Chapter 11 Plan of Liquidation of Dewey & LeBoeuf LLP (the “Trustee”) filed a complaint against Oclaro, Inc. in the United States Bankruptcy Court, Southern District of New York. The complaint alleges that we were formerly a client of Dewey & LeBoeuf LLP (“Dewey”) and engaged it to provide services for the period through June 5, 2012. The Trustee claimed that there were unpaid invoices outstanding totaling approximately $0.5 million. Oclaro, Inc. and the Trust, as a successor to Dewey, entered into a Stipulation of Settlement dated as of November 25, 2013, under which we agreed to pay the Trust the sum of $235,000 in full and final settlement of all outstanding claims by the Trust and in consideration of a full release of claims from the Trust. We also released the Trust from all claims. On December 6, 2013, the underlying adversary proceeding in the United States Bankruptcy Court for the Southern District of New York was dismissed with prejudice by stipulation of the parties.

On December 21, 2012, Labyrinth Optical Technologies LLC filed a complaint against us in United States District Court for the Central District of California alleging that certain coherent transponder modules, coherent receivers and DQPSK transceivers sold by us infringe Labyrinth Optical U.S. patent Nos. 7,599,627 and 8,103,173. The parties executed a settlement agreement on September 13, 2013 and on October 30, 2013 the litigation was dismissed with prejudice by stipulation of the parties.

On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (“Pension Fund”) as lead plaintiff for the putative class. On April 26, 2012, the Pension Fund filed a second amended complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that we and certain of our officers and directors issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleges violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint seeks damages and costs of an unspecified amount. On September 21, 2012, the Court dismissed the second amended complaint with leave to amend. After the Pension Fund moved for reconsideration, on January 10, 2013, the Court allowed plaintiffs to take discovery regarding statements made in May and June 2010. On March 1, 2013 the Pension Fund filed a third amended complaint, attempting to cure pleading deficiencies with regard to statements allegedly made in July and August 2010. On April 1, 2013, defendants moved to dismiss the third amended complaint with respect to the statements made in July and August 2010. On May 30, 2013, the Court granted Defendants’ motion to dismiss the complaint’s claims based on statements made in July and August 2010. Discovery has commenced, and no trial has been scheduled in this action.

On June 10, 2011, a purported shareholder, Stanley Moskal, filed a purported derivative action in the Superior Court for the State of California, County of Santa Clara, against us, as nominal defendant, and certain of our current and former officers and directors, as defendants. The case is styled Moskal v. Couder, No. 1:11 CV 202880 (Santa Clara County Super. Ct., filed June 10, 2011). Four other purported shareholders, Matteo Guindani, Jermaine Coney, Jefferson Braman and Toby Aguilar, separately filed substantially similar lawsuits in the United States District Court for the Northern District of California on June 27, June 28, July 7 and July 26, 2011, respectively. By Order dated September 14, 2011, the Guindani, Coney, and Braman actions were consolidated under In re Oclaro, Inc. Derivative Litigation, Lead Case No. 11 Civ. 3176 EMC. On October 5, 2011, the Aguilar action was voluntarily dismissed. Each remaining purported derivative complaint alleges that Oclaro has been, or will be, damaged by the actions alleged in the Westley complaint, and the litigation of the Westley action, and any damages or settlement paid in the Westley action. Each purported derivative complaint alleges counts for breaches of fiduciary duty, waste, and unjust enrichment. Each purported derivative complaint seeks damages and costs of an unspecified amount, as well as injunctive relief. By Order dated March 6, 2012, the parties in the Moskal action agreed that defendants shall not be required to respond to the original complaint. By Order dated February 27, 2013, the parties in the Moskal action agreed that plaintiff would serve an amended complaint no later than 30 days after the Court in the Westley action rules on defendants’ motion to dismiss the third amended complaint in the Westley action and the stay of discovery would remain in effect until further order of the Court or agreement by the parties, provided, however, that they obtain discovery produced in the Westley Action. By Order dated March 12, 2013, the parties to In re Oclaro, Inc. Derivative Litigation agreed to stay all proceedings until such time as (a) the defendants file an answer to any complaint in the Westley action; or (b) the Westley action is dismissed in its entirety with prejudice, provided, however, that they obtain discovery produced in the Westley Action. No trial has been scheduled in any of these actions.

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

We have recently announced significant changes at Oclaro relating to our operations, strategic plan and management team. The operation of our business could be adversely affected by the transition of key personnel as we rebuild our executive leadership team and make additional organizational changes.

Beginning in June 2013, we have announced a series of events, transactions and restructuring plans, which have had a significant impact on our business. Among other things, we sold our Zurich and Amplifier Businesses and announced a restructuring plan to focus our business on our core competencies. While we believe these events, transactions and plans will have a positive impact on our financial condition and results of operations, these changes will result in at least a significant near-term reduction in our revenues, could lead to a disruption in our operations and employee morale, could lead to unplanned attrition of employees, and adversely affect our ability to attract highly skilled employees. In addition, many of our senior management are relatively new. Since June 2013, we have appointed a new Chief Executive Officer and Chief Financial Officer, and have hired a new head of Worldwide Sales, a new General Counsel and a new Principal Accounting Officer. We have also decreased the size of our Board of Directors from nine to seven. It is important to our success that our Chief Executive Officer continues building an effective management team and global organization. It may take some time for each of the new members of our management team to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results. If we experience these or other adverse consequences, fail to manage these transitions, do not find and retain experienced management personnel, or are otherwise unable to realize the expected benefits of our restructuring plan, our business, results of operations and financial condition would be materially and adversely affected and we may not be able to continue as a going concern over the long term.

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

We relocated our manufacturing and research and development facilities, as well as our administrative offices from Totsuka, Japan to a facility we leased from Yokogawa Electric Corporation in Sagamihara-shi, Kanagawa Prefecture, Japan. Although we have completed this transition, there can be no assurance that the relocation of these operations will not adversely impact our production capacity or manufacturing yields or divert management’s attention from the day-to-day operation of our business, any of which could adversely affect our business, results of operations and cash flows.

We depend on a limited number of customers for a significant percentage of our revenues and the loss of a major customer could have a materially adverse impact on our financial condition.

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

Sales of older legacy products continue to represent a significant percentage of our total revenues and, if we do not increase the percentage of sales associated with new products, our revenues may not grow in the future.

The markets for our products are characterized by changing technology and continuing process development. The future of our business will depend in large part upon the continuing relevance of our technological capabilities, and our ability to introduce new products that address our customers’ requirements for more cost-effective bandwidth solutions. Our inability to successfully launch or sustain new or next generation programs or product features that anticipate future market trends could materially adversely affect our financial results. We may also encounter competition from new or revised technologies that render our products less profitable or obsolete in our chosen markets, and our operating results may suffer. Furthermore, we cannot assure you that we will introduce new or next generation products in a timely manner, or that these products will gain market acceptance, and failure to do so could materially affect our operating results.

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

We have historically incurred losses and negative cash flows from operations since our inception. As of December 28, 2013, we had an accumulated deficit of $1,250.6 million. We incurred a loss from continuing operations of $68.2 million and negative cash flows from operations of $46.8 million during the six months ended December 28, 2013, and we incurred net losses for the years ended June 29, 2013, June 30, 2012 and July 2, 2011 of $122.7 million, $66.5 million and $46.4 million, respectively.

As of December 28, 2013, we held $144.0 million in cash and short-term investments, comprised of $141.6 million in cash and cash equivalents, $2.3 million in restricted cash and $0.2 million of short-term investments; and we had working capital of $204.1 million. At December 28, 2013, we had debt of $11.7 million, consisting of capital leases. During fiscal year 2013 and 2014, we executed a number of financing transactions in order to generate funds to help sustain our operations: we sold our interleaver and thin film filter business, we expanded our line of credit, we executed a convertible debt transaction and in the third quarter of fiscal year 2013, we began to evaluate and execute sales of product lines in order to generate additional capital. On May 6, 2013, we secured a short term loan from Providence Equity of $25.0 million (with net proceeds to us of $20.5 million after discounts and expenses) as a bridge to the conclusion of certain asset sales. In order to obtain the short term loan, we amended our Credit Agreement to add Providence as a term lender. In connection with this amendment, we agreed to complete certain asset sales and use the proceeds to repay amounts we have borrowed under the Credit Agreement by July 15, 2013. On August 21, 2013, we amended our Credit Agreement to extend the time frame within which we must complete such asset sales to make such repayments to September 2, 2013. The corresponding sale of our Zurich Business to II-VI was closed on September 12, 2013. We received proceeds of $90.6 million in cash on September 12, 2013. We will also receive $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims, and $2.0 million subject to a potential post-closing working capital adjustment, which will be calculated based on the level of working capital in the Oclaro Switzerland GmbH subsidiary at the September 12, 2013 close versus a target based on working capital at June 29, 2013. We also received $5.0 million for a 30 day option to sell our Amplifier Business for $88.0 million inclusive of the option amount. On November 1, 2013, we sold our Amplifier Business to II-VI and certain of its affiliates for $88.6 million in cash, consisting of $79.6 million in cash, subject to inventory valuation adjustments after closing, and $4.0 million, subject to hold-back by II-VI until December 31, 2014 to address any post-closing claims. In accordance with the option agreement we entered into with II-VI, the $5.0 million paid by II-VI was credited against the $88.6 million purchase price for the Amplifier Business.

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

The optical communications industry is subject to significant operational fluctuations. In order to remain competitive we incur substantial costs associated with research and development, qualification, production capacity and sales and marketing activities in connection with products that may be purchased, if at all, long after we have incurred such costs. In addition, the rapidly changing industry in which we operate, the length of time between developing and introducing a product to market, frequent changing customer specifications for products, customer cancellations of products and general down cycles in the industry, among other things, make our prospects difficult to evaluate. We are not generating positive cash flow from operations, and it is possible that we may not (i) generate sufficient positive cash flow from operations; (ii) raise funds through the completion of a short term revolving credit facility, or the issuance of equity, equity-linked or convertible debt securities; (iii) repay any amounts we may draw down assuming we establish a revolving credit facility in the future; (iv) conclude additional strategic dispositions or similar transactions; or (v) otherwise have sufficient capital resources to meet our future capital or liquidity needs. We believe it is prudent to undertake additional restructuring activities to reduce our cost base and lower our operating income break-even level, which activities will also be financed from our existing financial resources. There are no guarantees we will be able to generate additional financial resources beyond our existing balances.

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

We may not be able to maintain or improve our gross margins, due to slow introductions of new products, failure to effectively cost reduce existing products, the potential for future macroeconomic or market volatility reducing sales volumes, changes in customer demand (including a change in product mix between different areas of our business) and pricing pressure from increased competition or other factors. We are attempting to reduce our product costs and improve our product mix to offset price competition and erosion expected in most product categories, but there is no assurance that we will be successful. Our gross margins can also be adversely impacted for reasons including, but not limited to, fixed manufacturing costs that would not be expected to decrease in proportion to any decrease in revenues, as occurred due to the flooding in Thailand; unfavorable production yields or variances; increases in costs of input parts and materials; the timing of movements in our inventory balances; warranty costs and related returns; changes in foreign currency exchange rates; possible exposure to inventory valuation reserves; the sale of the Zurich and Amplifier Businesses, including procuring certain parts that were previously internally sourced; and failure to realize benefits of the transfer of certain manufacturing functions to Venture Corporation Limited (Venture). Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations.

We will incur significant additional restructuring charges that will adversely affect our results of operations.

We expect to incur significant restructuring expenses for incremental actions going forward, including restructuring actions we announced in the first half of fiscal year 2014 to reduce our complexity and to simplify our operating footprint subsequent to the sale of the Zurich and Amplifier Businesses.

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

For instance, during fiscal year 2012 and 2013, we incurred $6.0 million and $5.1 million in restructuring charges, respectively, in connection with the transition of our Shenzhen, China assembly and test operations to Venture, and expect to incur an additional $3.0 million to $5.0 million in restructuring charges over the remaining transition period. During the year ended June 29, 2013, we incurred $12.1 million in restructuring charges in connection with the acquisition and integration of Opnext, and expect to incur additional restructuring charges related to this plan over the next few quarters.

There is risk in executing the transition of our Shenzhen assembly and test operations, and in executing to the corresponding long term supply agreement, with Venture, and we may not realize the anticipated benefits from either.

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

On March 28, 2012, shortly after announcing this agreement, certain of our employees in Shenzhen initiated a work stoppage up to and including April 4, 2012. Although we negotiated a resolution to this work stoppage, there can be no assurance that work stoppages will not arise in the future having a material adverse impact on our production output and/or the levels and gross margins of the corresponding product revenues supported by the production output, and/or increasing the net costs of executing the transfer to Venture. Any such work stoppage may adversely impact our revenues and our ability to deliver products to our customers. In addition, our recent sale of the Zurich and Amplifier Businesses, and our commitment to provide manufacturing services for the buyer using our Shenzhen facility and personnel, could potentially have an impact on corresponding employee relations in Shenzhen and impact our ability to deliver products to our customers.

The majority of our long-term customer contracts do not commit customers to specified buying levels, and our customers may decrease, cancel or delay their buying levels at any time with little or no advance notice to us.

The majority of our customers typically purchase our products pursuant to individual purchase orders or contracts that do not contain purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but many of these customers may decrease, cancel or delay purchase orders already in place, and the impact of any such actions may be intensified given our dependence on a small number of large customers. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short-term and long-term financial and operating goals and result in excess and obsolete inventory. For example, in fiscal year 2011, we did experience certain deferrals and cancellations of orders which adversely impacted our quarterly financial results. In addition, during the second half of fiscal year 2012, our revenues were adversely impacted by a significant change in demand expectations from a major customer.

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

We may undertake divestitures of portions of our business, such as the divestiture of our Zurich Business and our Amplifier Business, that require us to continue providing substantial post-divestiture transition services and support, which may cause us to incur unanticipated costs and liabilities and adversely affect our financial condition and results of operations.

From time to time we consider divestitures of product lines or portions of our assets in order to streamline our business, focus on our core operations and raise cash. For example, on September 12, 2013, we sold our Zurich Business to II-VI and on November 1, 2013, we sold our Amplifier Business to II-VI (See Note 5, Business Combinations and Dispositions, elsewhere in this Quarterly Report on Form 10-Q for further details). In connection with these divestitures, we entered into transition service, manufacturing service and supply agreements with II-VI to facilitate the ownership transition, collectively referred to as “transition agreements.” Pursuant to these transition agreements, we continue to manufacture certain products for II-IV, we host certain IT infrastructure for II-IV and we perform certain administrative functions for II-VI. From time to time, substantial amounts of executive resources have been diverted from our core ongoing business to manage these transitions. For each of these divestitures, a material portion of the purchase price was held back by II-VI to address post-closing claims, including claims related to our performance of the transition agreements. Significant amounts of these holdbacks could be affected by our ability to properly discharge our transition agreement obligations. In order to perform under these transition agreements, on an interim basis, we have been required to retain certain employees and contractors, continue operating certain facilities, dedicate certain manufacturing capacity and maintain certain supplier agreements that have added additional costs and delayed our ability to fully restructure our operations to efficiently focus on our core ongoing business. If we fail to perform under these transition agreements, or if we do not successfully execute the restructuring of our operations after our transition agreement obligations have been fulfilled, our financial condition and results of operations could be harmed.

Despite our existing debt levels, we may have to incur substantially more debt in the future, which may subject us to restrictive covenants that could limit our ability to operate our business.

In the future, we may incur additional indebtedness through arrangements such as credit agreements or term loans that may impose restrictions and covenants that limit our ability to respond appropriately to market conditions, make capital investments or take advantage of business opportunities. In addition, any debt arrangements we may enter into would likely require us to make regular interest payments, which would adversely affect our results of operations.

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

We recently exchanged convertible debt for common stock which diluted our shareholder base and in the future we may need to access the capital markets to raise additional equity.

We may need additional liquidity beyond our current expectations, such as to fund future growth or strengthen our balance sheet or to fund the cost of restructuring activities, and will continue to explore other sources of additional liquidity. These additional sources of liquidity could include one, or a combination, of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

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

Opnext has historically relied on Hitachi, one of our major shareholders, for assistance with the research and development efforts related to Opnext’s product portfolio. Any failure of Hitachi to continue to provide these services could have a material adverse effect on our business. Opnext’s product expertise is based on the research ability developed within their Hitachi heritage and through joint research and development in lasers and optical technologies. A key factor to Opnext’s business success and strategy is fundamental laser research. Opnext relied on access to Hitachi’s research laboratories pursuant to a research and development agreement with Hitachi, which includes access to Hitachi’s research facilities and engineers, to conduct research and development activities that are important to the establishment of new technologies and products vital to their current and future business. Should access to Hitachi’s research laboratories become unavailable or available at less attractive terms in the future, this may impede development of new technologies and products, and our financial condition and operating results could be materially adversely affected.

We have significant manufacturing and research and development operations in China, which exposes us to risks inherent in doing business in China.

A significant portion of our assembly and test operations, chip-on-carrier operations and manufacturing and supply chain management operations are concentrated in our facility in Shenzhen, China. In addition, we have substantial research and development related activities in Shenzhen, China. To be successful in China we will need to:

•	qualify our manufacturing lines and the products we produce in Shenzhen, as required by our customers;

•	attract and retain qualified personnel to operate our Shenzhen facility, even during the transition period to Venture; and

•	attract and retain research and development employees at our Shenzhen facility.

We cannot assure you that we will be able to do any of these.

Employee turnover in China is high due to the intensely competitive and fluid market for skilled labor. To operate our Shenzhen facility under these conditions, we need to continue to hire direct manufacturing personnel, administrative personnel and technical personnel; obtain and retain required legal authorization to hire such personnel; and incur the time and expense to hire and train such personnel. On March 28, 2012, shortly after announcing the agreement with Venture, certain of our employees in Shenzhen initiated a work stoppage. The work stoppage impacted our Shenzhen manufacturing capabilities temporarily up to and including April 4, 2012. Revenues for the three months ended March 31, 2012 were adversely impacted by approximately $4.0 million due to the work stoppage.

Inflation rates in China are higher than in most jurisdictions in which we operate. We believe that salary inflation rates for the skilled personnel we hire and seek to retain in Shenzhen are likely to be higher than overall inflation rates.

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

The sale of the Zurich and Amplifier Businesses, and any future strategic disposition of assets or businesses or reduction in the number of our locations involve numerous risks, including: (i) potential disruption of our ongoing business and distraction of management; (ii) difficulty segregating assets or businesses to be disposed of or consolidated; (iii) exposure to unknown, contingent or other liabilities, including litigation arising in connection with the disposition; (iv) changing our business profile in ways that could have unintended negative consequences; (v) the failure to achieve anticipated benefits, (vi) accounting charges that may affect our financial condition and results of operations; (vii) significant fluctuations in our revenues and operating results; (viii) our ability to support manufacturing services and transition services and the risk to the rest of our business resulting from resources focusing on those services; and (ix) with respect to the sale of the Zurich Business, (A) our ability to support the buyer’s transition from Shenzhen; and (B) the ability of the buyer to supply us with 980 nm pumps. We expect the completion of these asset sales to cause a decrease in our total revenues during fiscal year 2014, which will adversely impact our operating results for this period. Additional asset sales that we may consider in the future could cause us to face similar risks, which could weaken our financial condition and adversely impact our operating results.

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

We have been named as a party to derivative action lawsuits, and we may be named in additional litigation, all of which will require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

When the market price of a stock experiences a sharp decline, as our stock price recently has, holders of that stock have often brought securities class action litigation against the company that issued the stock. Several securities class action lawsuits have been filed against us and certain of our current and former officers and directors. Other class action lawsuits have been initiated against Opnext, us and certain of our respective current and former officers and directors as purported derivative actions. The securities class action complaints allege violations of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the Securities and Exchange Commission. Each purported derivative complaint alleges, among other things, counts for breaches of fiduciary duty, waste, and unjust enrichment. For a description of these lawsuits, see Part II, Item 1 – Legal Proceedings of this Quarterly Report on Form 10-Q. These lawsuits will likely divert the time and attention of our management and cause us to incur significant expense in defending against the litigation. In addition, if these suits are resolved in a manner adverse to us, the damages we could be required to pay may be substantial and could have an adverse impact on our results of operations and our ability to operate our business.

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

In connection with our acquisition of Xtellus, during the first quarter of fiscal year 2012 we issued 0.9 million shares of our common stock to settle our escrow liability. In connection with our acquisition of Mintera, during the second quarter of fiscal year 2012, we issued 0.8 million shares of our common stock to pay portions of the 12 month earnout obligations. In connection with our acquisition of Opnext, during the first quarter of fiscal year 2013, we issued 38.4 million shares of our common stock. In addition, during the second quarter of fiscal year 2014, we issued 13.5 million shares of our common stock in connection with the exercise of the Convertible Notes. In May 2013, we also issued 1.8 million warrants to purchase our common stock at an exercise price of $1.50 per share in connection with the Term Loan we received in May 2013 (See Note 7, Credit Line and Notes elsewhere in this Quarterly Report on Form 10-Q for further details). These issuances and the subsequent sale of these shares will dilute our existing stockholders and could potentially have a negative impact on our stock price.

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

As of December 28, 2013, we had $9.2 million in other intangible assets on our condensed consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the other intangible assets and the implied fair value of the other intangible assets in the period in which such determination is made. The testing of other intangible assets for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.

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

In connection with establishing the fair values of certain assets and liabilities associated with our acquisition of Opnext, we identified a material weakness over controls related to our recording of the purchase under Accounting Standards Codification Topic 805, Business Combinations. In the fourth quarter of fiscal year 2013, we made adjustments to the fair value of certain items, including property and equipment, capital leases and intangible assets. As a result of these adjustments, management concluded that we did not maintain effective internal control over financial reporting as of June 29, 2013, because the potential impact of these adjustments could have been material to our financial position and results of operations. As of December 28, 2013, we continue to implement remediation efforts.

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

OCLARO, INC. (Registrant)

Date: February 6, 2014	By:	/s/ GREG DOUGHERTY
Greg Dougherty Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2014	By:	/s/ PETE MANGAN
Pete Mangan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

2.1	Agreement and Plan of Merger dated March 26, 2012, among Oclaro, Inc., Tahoe Acquisition Sub, Inc. and Opnext, Inc. (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on March 26, 2012 and incorporated herein by reference.)

2.2	Agreement of Merger among: Oclaro, Inc., a Delaware corporation; Nikko Acquisition Corp., a Delaware corporation; Mintera Corporation, a Delaware corporation; and Shareholder Representative Services LLC, as the Stockholders’ Agent. Dated as of July 20, 2010 (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference.)

2.3	Agreement of Merger among: Oclaro, Inc., a Delaware corporation; Rio Acquisition corp., a Delaware corporation; Xtellus Inc., a Delaware corporation; and Alta Berkeley LLP, as the Stockholders’ Agent. Dated as of December 16, 2009 (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on December 22, 2009 and incorporated herein by reference.)

3.1	Amended and Restated Bylaws of Oclaro, Inc., including Amendments No. 1 and No. 2 thereto (formerly Bookham, Inc.) (previously filed as Exhibit 3.1 to Registrant’s Registration Statement on Form S-8 dated May 5, 2009 and incorporated herein by reference.)

3.2	Amendment No. 3 to Amended and Restated By-Laws of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 28, 2011 and incorporated herein by reference.)

3.3	Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K filed on September 1, 2010 and incorporated herein by reference.)

3.4	Certificate of Amendment to Restated Certificate of Incorporation of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on July 27, 2012 and incorporated herein by reference.)

4.1	Indenture, dated December 14, 2012, entered into by Oclaro, Inc., Oclaro Luxembourg S.A., certain of Oclaro, Inc.’s domestic and foreign subsidiaries and Wells Fargo Bank, National Association (previously filed as Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q/A filed on February 15, 2013 and incorporated herein by reference.)

4.2	Form of Warrant Certificate dated May 6, 2013 (previously filed as Exhibit 4.2 to Registrant’s Annual Report on 10-K filed on September 27, 2013 and incorporated herein by reference.)

10.1(1)(2)	Confidential Separation Agreement and Release of Claims, dated November 7, 2013, between Oclaro, Inc. and Jerry Turin.

10.2(1)(2)	Confidential Separation Agreement and Release of Claims, dated January 9, 2014, between Oclaro, Inc. and Catherine Rundle.

10.3(2)	Oclaro, Inc. Fourth Amended and Restated 2001 Long-Term Stock Incentive Plan (previously filed as Annex A to our Proxy Statement for our 2013 Annual Meeting of Stockholders on November 26, 2013 and incorporated herein by reference.)

10.4(1)(2)	Offer Letter of Adrian Meldrum, Executive Vice President Worldwide Sales, dated October 16, 2013.

10.5(1)(2)	Contract of Employment, dated November 18, 2013, between Oclaro Technology Limited and Adrian Meldrum.

10.6(1)(2)	Executive Severance and Retention Agreement, dated November 18, 2013, between Oclaro Technology Limited and Adrian Meldrum.

10.7(1)(2)	Offer Letter of David L. Teichmann, Executive Vice President, General Counsel and Corporate Secretary, dated December 5, 2013.

10.8 (1)(2)	Executive Severance and Retention Agreement, dated January 1, 2014, between Oclaro, Inc. and David L. Teichmann.

31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.
(2)	Management contract or compensatory plan or arrangement.