Form 10-Q
period 2014-03-29
OCLARO, INC.
filed 2014-05-08
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☐
107,598,988 shares of common stock outstanding as of May 5, 2014

OCLARO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 29, 2014	June 29, 2013
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$117,441	$84,635
Restricted cash	4,678	2,719
Short-term investments	160	200
Accounts receivable, net of allowances for doubtful accounts and sales returns of $3,008 and $612 as of March 29, 2014 and $2,993 and $3,206 as of June 29, 2013, respectively, and including $3,516 and $2,975 due from related parties at March 29, 2014 and June 29, 2013, respectively	75,505	100,774
Inventories	81,661	86,029
Prepaid expenses and other current assets	58,869	33,498
Assets of discontinued operations held for sale	—	55,333
Total current assets	338,314	363,188
Property and equipment, net	53,311	72,028
Other intangible assets, net	8,886	10,233
Other non-current assets	3,222	4,445
Total assets	$403,733	$449,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $2,212 and $2,246 due to related parties at March 29, 2014 and June 29, 2013, respectively	$89,203	$94,157
Accrued expenses and other liabilities	47,240	52,010
Capital lease obligations, current	5,649	8,281
Term loan payable	—	24,647
Credit line payable	—	39,964
Liabilities of discontinued operations held for sale	—	17,470
Total current liabilities	142,092	236,529
Deferred gain on sale-leasebacks	10,699	10,477
Convertible notes payable	—	22,990
Capital lease obligations, non-current	5,295	9,914
Other non-current liabilities	15,806	15,852
Total liabilities	173,892	295,762
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding
Common stock: $0.01 par value per share; 175,000 shares authorized and 106,874 shares issued and outstanding at March 29, 2014; 175,000 shares authorized and 92,766 shares issued and outstanding at June 29, 2013	1,068	928
Additional paid-in capital	1,457,131	1,429,155
Accumulated other comprehensive income	45,113	39,368
Accumulated deficit	(1,273,471)	(1,315,319)
Total stockholders’ equity	229,841	154,132
Total liabilities and stockholders’ equity	$403,733	$449,894

The accompanying notes form an integral part of these condensed consolidated financial statements

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Thousands, except per share amounts)
Revenues, including $1,809 and $6,510 from related parties for the three and nine months ended March 29, 2014, respectively, and $1,252 and $8,592 from related parties for the three and nine months ended March 30, 2013, respectively	$95,398	$101,539	$294,960	$309,245
Cost of revenues	84,298	95,939	255,729	286,377
Gross profit	11,100	5,600	39,231	22,868
Operating expenses:
Research and development	14,624	19,231	49,135	60,458
Selling, general and administrative	17,437	19,078	56,944	60,428
Amortization of other intangible assets	418	1,219	1,259	3,823
Restructuring, acquisition and related (income) expense, net	3,068	2,782	12,666	(9,881)
Flood-related (income) expense, net	(1,657)	(11,548)	(1,797)	(10,643)
Impairment of other intangibles	—	—	—	864
(Gain) loss on sale of property and equipment	(326)	74	331	287
Total operating expenses	33,564	30,836	118,538	105,336
Operating loss	(22,464)	(25,236)	(79,307)	(82,468)
Other income (expense):
Interest income (expense), net	(29)	(1,103)	(9,114)	(2,230)
Gain (loss) on foreign currency transactions, net	625	(6,788)	(446)	(10,782)
Other income (expense), net	(56)	(3,760)	493	(3,760)
Gain on bargain purchase	—	—	—	24,866
Total other income (expense)	540	(11,651)	(9,067)	8,094
Loss from continuing operations before income taxes	(21,924)	(36,887)	(88,374)	(74,374)
Income tax provision	745	148	2,471	2,300
Loss from continuing operations	(22,669)	(37,035)	(90,845)	(76,674)
Income (loss) from discontinued operations, net of tax	(252)	(2,971)	132,693	1,305
Net income (loss)	$(22,921)	$(40,006)	$41,848	$(75,369)
Basic and diluted net income (loss) per share:
Loss per share from continuing operations	$(0.22)	$(0.41)	$(0.94)	$(0.89)
Income (loss) per share from discontinued operations	—	(0.03)	1.37	0.02
Basic and diluted net income (loss) per share	$(0.22)	$(0.44)	$0.43	$(0.87)
Shares used in computing net income (loss) per share:
Basic	105,487	90,263	96,552	86,770
Diluted	105,487	90,263	96,552	86,770
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Thousands)
Net income (loss)	$(22,921)	$(40,006)	$41,848	$(75,369)
Other comprehensive income (loss):
Unrealized loss on hedging transactions	—	—	—	(7)
Unrealized gain (loss) on marketable securities	—	(8)	(39)	4
Currency translation adjustments	(23)	4,294	(64)	9,110
Pension adjustment, net of tax benefits	15	156	5,848	345
Total comprehensive income (loss)	$(22,929)	$(35,564)	$47,593	$(65,917)
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 29, 2014	March 30, 2013
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$41,848	$(75,369)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred gain on sale-leasebacks	(1,594)	(1,547)
Amortization and write-off of issuance costs in connection with term loan	4,293	—
Gain on sale of Zurich Business	(63,214)	—
Gain on sale of Amplifier Business	(69,069)	—
Gain on sale of assets	(660)	(24,846)
Depreciation and amortization	21,567	32,439
Impairment of other intangibles	—	864
Flood-related non-cash losses	2,011	—
Gain on bargain purchase	—	(24,866)
Stock-based compensation expense	5,015	5,440
Other non-cash adjustments	1,376	3,787
Changes in operating assets and liabilities:
Accounts receivable, net	32,051	28,240
Inventories	4,129	1,201
Prepaid expenses and other current assets	(20,843)	(9,915)
Other non-current assets	1,284	(98)
Accounts payable	(8,338)	(18,883)
Accrued expenses and other liabilities	(15,242)	(5,228)
Net cash used in operating activities	(65,386)	(88,781)
Cash flows from investing activities:
Purchases of property and equipment	(6,074)	(13,210)
Proceeds from sale of Amplifier Business	84,600	—
Proceeds from sale of Zurich Business	93,545	—
Proceeds from sale of assets	2,120	26,000
Transfer from restricted cash	(1,938)	3,691
Cash acquired from business combinations	—	36,123
Net cash provided by investing activities	172,253	52,604
Cash flows from financing activities:
Proceeds from issuance of common stock, net	(59)	1,712
Proceeds from borrowings under credit line	—	15,256
Proceeds from the sale of convertible notes, net	—	22,768
Payments on capital lease obligations	(6,056)	(5,505)
Repayments on borrowings under credit line and term loan	(64,964)	(1,147)
Cash paid under earnout obligations	—	(8,628)
Net cash provided by (used in) financing activities	(71,079)	24,456
Effect of exchange rate on cash and cash equivalents	(2,982)	9,575
Net increase (decrease) in cash and cash equivalents	32,806	(2,146)
Cash and cash equivalents at beginning of period	84,635	61,760
Cash and cash equivalents at end of period	$117,441	$59,614
Supplemental disclosures of non-cash transactions:
Issuance of common stock in connection with exercise of convertible notes	$23,050	$—
Issuance of common stock, stock options and stock appreciation rights related to the acquisition of Opnext	—	89,842
Capital lease obligations incurred for purchases of property and equipment	—	(658)

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
On July 23, 2012, we completed a merger with Opnext, Inc. ("Opnext"). The acquisition is more fully discussed in Note 5, Business Combinations and Dispositions. The condensed consolidated balance sheets as of March 29, 2014 and June 29, 2013, include the assets and liabilities assumed in the Opnext acquisition. The condensed consolidated statements of operations, comprehensive loss and cash flows for the nine months ended March 30, 2013 include the results of operations of the combined entities from July 23, 2012, the date of the acquisition.
The accompanying unaudited condensed consolidated financial statements of Oclaro as of March 29, 2014 and for the three and nine months ended March 29, 2014 and March 30, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three and nine months ended March 29, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 28, 2014.
The condensed consolidated balance sheet as of June 29, 2013 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended June 29, 2013 ("2013 Form 10-K").
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
Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ending June 28, 2014 will be a 52 week year, with the quarter ended March 29, 2014 being a 13 week quarterly period. Our fiscal year ended June 29, 2013 was a 52 week year, with the quarter ended March 30, 2013 being a 13 week quarterly period.

Reclassifications
For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications did not affect our consolidated revenues, net loss, cash flows, cash and cash equivalents or stockholders’ equity as previously reported.
Out of Period Adjustment
In the second quarter of fiscal 2014, we recorded an out-of-period adjustment of approximately $2.0 million in flood-related (income) expense in the accompanying condensed consolidated statements of operations. The adjustment, which decreased flood-related (income) expense and decreased property and equipment, net, was made to account for the impairment of leased assets assumed pursuant to the Opnext merger that had been damaged in the 2011 Thailand flood (see Note 10, Flood-Related (Income) Expense, Net). We determined that this adjustment did not have a material impact to our current or prior period consolidated financial statements.
NOTE 2. RECENT ACCOUNTING STANDARDS
In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-5, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This guidance amends a parent company’s accounting for the cumulative translation adjustment recorded in accumulated other comprehensive income associated with a foreign entity. The amendment requires a parent to release into net income the cumulative translation adjustment related to its investment in a foreign entity when it either sells a part or all of its investment, or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. We elected to early adopt this guidance during our first quarter of fiscal year 2014. Accordingly, we treated our sale of our Zurich Business in the first quarter of fiscal year 2014 in accordance with this guidance and recorded $3.1 million in income from discontinued operations related to the cumulative translation adjustment from deconsolidating our Swiss subsidiary during the nine months ended March 29, 2014 within the condensed consolidated statement of operations. This guidance will continue to impact our financial position and results of operations prospectively in the instance of an event or transaction described above.
In July 2013, the FASB issued amended guidance that resolves the diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This new accounting guidance requires the netting of unrecognized tax benefits ("UTBs") against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. Under the new standard, UTBs will be netted against all available same-jurisdiction loss or other tax carryforwards that would be utilized, rather than only against carryforwards that are created by the UTBs. The new standard requires prospective adoption but allows retrospective adoption for all periods presented. We have adopted this guidance during our second quarter of fiscal year 2014. The adoption of the guidance did not have a significant impact on our financial position, results of operations or cash flows.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. We do not expect these changes to have a material impact on our condensed consolidated financial statements.
NOTE 3. BALANCE SHEET DETAILS
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	March 29, 2014	June 29, 2013
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$116,221	$82,634
Money market funds	1,220	2,001
	$117,441	$84,635

As of March 29, 2014, we had restricted cash of $4.7 million, consisting of collateral for the performance of our obligations under certain lease facility agreements and $2.4 million (equivalent to RMB 15 million) of cash held in Oclaro Shenzhen’s bank account in China that was frozen by the Xi'an Court in connection with our litigation with Xi’an Raysung Photonics Inc. (see Note 9, Commitments and Contingencies, for additional details regarding this litigation.)
The following table provides details regarding our inventories at the dates indicated:

	March 29, 2014	June 29, 2013
	(Thousands)
Inventories:
Raw materials	$28,576	$32,678
Work-in-process	22,668	26,760
Finished goods	30,417	26,591
	$81,661	$86,029
The following table provides details regarding our property and equipment, net at the dates indicated:

	March 29, 2014	June 29, 2013
	(Thousands)
Property and equipment, net:
Buildings and improvements	$13,030	$10,271
Plant and machinery	48,449	72,144
Fixtures, fittings and equipment	8,991	4,295
Computer equipment	14,296	13,940
	84,766	100,650
Less: Accumulated depreciation	(31,455)	(28,622)
	$53,311	$72,028
Property and equipment includes assets under capital leases of $10.9 million at March 29, 2014 and $18.2 million at June 29, 2013, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense.
The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	March 29, 2014	June 29, 2013
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$11,738	$10,391
Compensation and benefits related accruals	10,401	13,117
Warranty accrual	5,137	4,670
Accrued restructuring charges, current	1,556	5,363
Other accruals	18,408	18,469
	$47,240	$52,010

The following table summarizes the activity related to our accrued restructuring charges for the nine months ended March 29, 2014:

	Lease Cancellations, Commitments and Other Charges	Termination Payments to Employees and Related Costs	Total Accrued Restructuring Charges
	(Thousands)
Balance at June 29, 2013	$230	$7,036	$7,266
Charged to restructuring costs	375	11,555	11,930
Paid or written-off	(605)	(13,981)	(14,586)
Balance at March 29, 2014	$—	$4,610	$4,610
Current portion	—	1,556	1,556
Non-current portion	—	3,054	3,054

The current portion of accrued restructuring liabilities is included in the caption accrued expenses and other liabilities and the non-current portion is included in the caption other non-current liabilities in the condensed consolidated balance sheet.

During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the three months ended March 29, 2014, we recorded restructuring charges of $2.2 million related to workforce reductions and paid $4.2 million to settle a portion of these restructuring liabilities. During the nine months ended March 29, 2014, we recorded restructuring charges of $8.0 million and paid $7.3 million to settle a portion of these restructuring liabilities. The restructuring charges for the nine months ended March 29, 2014, included $7.7 million related to workforce reductions and $0.3 million related to revised estimates related to lease cancellations and commitments. As of March 29, 2014, we had $0.7 million in accrued restructuring liabilities related to this restructuring plan. We expect to incur an additional $8.0 million to $12.0 million in restructuring charges over the course of the next year in connection with the ongoing activities related to this restructuring plan.
As of June 29, 2013, we also had $1.9 million in accrued restructuring liabilities relating to the separation agreement with our former Chief Executive Officer. During the nine months ended March 29, 2014, we paid $1.2 million to settle a portion of this liability. At March 29, 2014, we have $0.7 million in accrued restructuring liabilities, which we expect to settle during the next quarter.
During the first quarter of fiscal year 2013, we initiated a restructuring plan to integrate our acquisition of Opnext. In connection with this restructuring plan, we recorded $1.1 million in restructuring charges during the nine months ended March 29, 2014, respectively. The restructuring charges recorded in fiscal year 2014 included $0.9 million in external consulting charges and professional fees associated with reorganizing the infrastructure and $0.1 million in revised estimates related to lease cancellations and commitments. During the nine months ended March 29, 2014, we made scheduled payments of $2.2 million, respectively, to settle these restructuring liabilities. During the three and nine months ended March 30, 2013, we recorded $0.5 million and $9.6 million in restructuring charges, respectively. The restructuring charges for the three months ended March 30, 2013, included $0.3 million related to workforce reductions and $0.2 million related to revised estimates for lease cancellations and commitments. The restructuring charges for the nine months ended March 30, 2013, included $8.1 million related to workforce reductions, $0.9 million related to the impairment of certain technology that is now considered redundant following the acquisition and $0.4 million related to the write-off of net book value inventory that supported this technology. During the three and nine months ended March 30, 2013, we made scheduled payments of $0.4 million and $8.2 million, respectively. As of March 29, 2014, we had no further accrued restructuring liabilities related to this restructuring plan.
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of a portion of our Shenzhen, China manufacturing operations to Venture Corporation Limited (Venture). In connection with this transition, during the three and nine months ended March 29, 2014, we recorded restructuring charges related to employee separation charges of $0.9 million and $2.7 million, respectively. During the three and nine months ended March 29, 2014, we made scheduled payments of $1.5 million and $3.8 million, respectively, to settle a portion of these restructuring liabilities. During the three and nine months ended March 30, 2013, we recorded restructuring charges related to employee separation charges of $1.1 million and $4.0 million, respectively. During the three and nine months ended March 30, 2013, we made scheduled payments of $0.2 million and $2.1 million, respectively, to settle a portion of these restructuring liabilities. As of March 29, 2014, we had $3.2 million in accrued restructuring liabilities related to this restructuring plan. We expect to incur between $2.0 million and $3.0 million in additional restructuring costs in connection with the transition of our Shenzhen manufacturing operations to Venture over the next year.

The following table presents the components of accumulated other comprehensive income at the dates indicated:

	March 29, 2014	June 29, 2013
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$45,655	$45,719
Unrealized loss on marketable securities	(144)	(105)
Switzerland and Japan defined benefit plans	(398)	(6,246)
	$45,113	$39,368
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

Level 1-	Quoted prices in active markets for identical assets or liabilities.

Level 2-
Inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices of identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets), or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3-	Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at March 29, 2014:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$1,220	$—	$—	$1,220
Short-term investments:
Marketable securities	160	—	—	160
Total assets measured at fair value	$1,380	$—	$—	$1,380

(1)	Excludes $116.2 million in cash held in our bank accounts at March 29, 2014.
The following table provides details regarding the changes in assets and liabilities classified within Level 3 from June 29, 2013 to March 29, 2014:

Other non-current
liabilities
(Thousands)
Balance at June 29, 2013	$99
Current year adjustments to the contingent obligation for make-whole premium	600
Settlement of make-whole premium upon conversion of the Convertible Notes	(699)
Balance at March 29, 2014	$—
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

Consideration, valued at $88.6 million consists of $79.6 million in cash, which was received on November 1, 2013, $4.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing claims and $5.0 million related to the exclusive option, which was received on September 12, 2013 and was credited against the purchase price upon closing of the sale.

We entered into certain transition service and manufacturing service agreements to allow the Amplifier Business to continue operations during the ownership transition. Both parties provided customary and reciprocal representations, warranties and covenants in the Asset Purchase Agreement.

We classified the sale of our Amplifier Business as a discontinued operation as of September 12, 2013, the date management committed to sell the business. In connection with this transaction, we transferred $16.2 million in net assets to II-VI. We also incurred approximately $2.9 million in legal fees, commissions and other administrative costs related to this transaction. We recognized a gain of $69.1 million on the sale of the Amplifier Business, which is recorded within discontinued operations in the condensed consolidated statements of operations for the nine months ended March 29, 2014. As of March 29, 2014, we had a $4.0 million receivable in prepaid expenses and other current assets from II-VI related to the hold-back for potential post-closing adjustments or claims.
The assets of the discontinued operation are presented as current assets under the caption assets of discontinued operations held for sale in the accompanying condensed consolidated balance sheets at March 29, 2014 and June 29, 2013, and consist of the following:

	March 29, 2014	June 29, 2013
	(Thousands)
Assets of Discontinued Operations Held for Sale
Inventories	—	8,308
Prepaid expenses and other current assets	—	303
Property and equipment, net	—	6,555
	$—	$15,166
The following table presents the statements of operations for the discontinued operations of the Amplifier Business:

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Thousands)
Revenues	$—	$19,593	$35,185	$73,330
Cost of revenues	—	15,479	26,243	57,014
Gross profit	—	4,114	8,942	16,316
Operating expenses	—	5,377	5,576	14,123
Other income (expense), net	(636)	—	69,069	—
Income (loss) from discontinued operations before income taxes	(636)	(1,263)	72,435	2,193
Income tax provision	—	—	—	—
Income (loss) from discontinued operations	$(636)	$(1,263)	$72,435	$2,193
Sale of Zurich Business
On September 12, 2013, we completed a share and asset purchase agreement with II-VI, pursuant to which we sold our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business to II-VI. We received proceeds of $90.6 million in cash on September 12, 2013, and $2.9 million in cash during the third quarter of fiscal year 2014 which related to a final settlement of the post-closing working capital adjustment. We will also receive an additional $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims. In addition, we retained approximately $14.7 million in accounts receivable related to the Zurich Business and approximately $9.6 million of supplier and employee related payables related to the Zurich Business which were not included in the Zurich subsidiary.
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
We have classified the sale of our Zurich Business as a discontinued operation. In connection with this transaction, in the first quarter of fiscal year 2014, we transferred $32.5 million in net assets to II-VI and incurred approximately $4.9 million in legal fees, commissions and other administrative costs. We initially recognized a gain of $62.8 million on the sale of the Zurich Business. In the third quarter of fiscal year 2014, we recorded an additional gain of $0.4 million primarily related to the final settlement of the post-closing working capital adjustment. During the three and nine months ended March 29, 2014, we recorded $0.4 million and $63.2 million, respectively, within discontinued operations in the condensed consolidated statements of operations related to the sale of the Zurich Business. During the first quarter of fiscal year 2014, we also recorded $3.1 million in income from discontinued operations within the condensed consolidated statement of operations related to the cumulative translation adjustment from deconsolidating our Swiss subsidiary. As of March 29, 2014, we recorded a $6.0 million receivable in prepaid expenses and other current assets from II-VI related to the hold-back for potential post-closing adjustments or claims.
The assets and liabilities of the discontinued operation are presented as current assets and current liabilities, separately under the captions assets of discontinued operations held for sale and liabilities of discontinued operations held for sale in the accompanying condensed consolidated balance sheets at March 29, 2014 and June 29, 2013, and consist of the following:

	March 29, 2014	June 29, 2013
	(Thousands)
Assets of Discontinued Operations Held for Sale
Accounts receivable, net	—	79
Inventories	—	23,762
Prepaid expenses and other current assets	—	1,294
Property and equipment, net	—	12,749
Deferred tax asset, non-current	—	2,283
	$—	$40,167

	March 29, 2014	June 29, 2013
	(Thousands)
Liabilities of Discontinued Operations Held for Sale
Accounts payable	—	2,315
Accrued expenses and other liabilities	—	6,788
Other non-current liabilities	—	8,367
	$—	$17,470

The following table presents the statements of operations for the discontinued operations of the Zurich Business:

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Thousands)		(Thousands)
Revenues	$—	$20,510	$13,896	$67,345
Cost of revenues	—	17,057	11,593	55,015
Gross profit	—	3,453	2,303	12,330
Operating expenses	—	4,358	3,416	12,727
Other income (expense), net	884	(565)	62,034	202
Income (loss) from discontinued operations before income taxes	884	(1,470)	60,921	(195)
Income tax provision	500	238	663	693
Income (loss) from discontinued operations	$384	$(1,708)	$60,258	$(888)
Sale of Thin Film Filter Business and Interleaver Product Line
On November 19, 2012, we entered into an asset purchase agreement with II-VI Incorporated, Photop Technologies, Inc. and Photop Koncent, Inc. (FuZhou), both wholly owned subsidiaries of II-VI Incorporated, pursuant to which we sold substantially all of the assets of our thin film filter business and our interleaver product line. The transactions closed on December 3, 2012. The total purchase price under the asset purchase agreement was $27.0 million in cash. We received $26.0 million in cash proceeds during the second quarter of fiscal year 2013 and the remaining $1.0 million during the third quarter of fiscal year 2014.
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
NOTE 6. OTHER INTANGIBLE ASSETS
In connection with our sale of the Zurich Business, we transferred certain of our other intangible assets to II-VI. As of September 12, 2013, the date of the sale, and as of June 29, 2013, these other intangible assets had no carrying value. For the three and nine months ended March 30, 2013, we recorded $0.1 million and $0.2 million, respectively, in amortization related to these intangible assets, which has been reclassified to discontinued operations in the condensed consolidated statements of operations.
In connection with our acquisition of Opnext on July 23, 2012, we recorded $16.4 million in other intangible assets as our estimate of the fair value of acquired intangible assets. During the first quarter of fiscal year 2013, we determined that a portion of the technology we acquired in connection with our acquisition of Mintera in July 2010 was redundant, following the acquisition of Opnext and its product lines. We recorded $0.9 million for the impairment loss related to these intangibles in our condensed consolidated statements of operations for the nine months ended March 30, 2013.
The following table summarizes the activity related to our other intangible assets for the nine months ended March 29, 2014:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Amortization	Total
	(Thousands)
Balance at June 29, 2013	$8,333	$4,556	$5,198	$915	$3,338	$(12,107)	$10,233
Amortization	—	—	—	—	—	(1,259)	(1,259)
Translations and adjustments	(92)	81	(77)	—	—	—	(88)
Balance at March 29, 2014	$8,241	$4,637	$5,121	$915	$3,338	$(13,366)	$8,886
We expect the amortization of intangible assets to be $1.7 million for fiscal years 2014 through 2018, and $0.9 million for fiscal year 2019, based on the current level of our other intangible assets as of March 29, 2014.

NOTE 7. CREDIT LINE AND NOTES
Silicon Valley Bank Credit Facility

On March 28, 2014, Oclaro, Inc. and its subsidiary, Oclaro Technology Limited (the “Borrower”), entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which the Bank provided the Borrower with a three-year revolving credit facility of up to $40.0 million. Under the Loan Agreement, advances are available based on up to 80 percent of “eligible accounts” as defined in the Loan Agreement. The Loan Agreement has a $10.0 million sub-facility for letters of credit, foreign exchange contracts and cash management services.

The obligations of the Borrower under the Loan Agreement are guaranteed by us and certain subsidiaries of ours (collectively, the “Guarantors”) pursuant to an Unconditional Guaranty in favor of the Bank (the “Guaranty”), and are secured by substantially all of the assets of the Borrower and the Guarantors, including a pledge of the capital stock holdings of the Borrower and the Guarantors in their direct subsidiaries.

Borrowings made under the Loan Agreement bear interest at a rate based on either the London Interbank Offered Rate plus 2.25 percent or Wall Street Journal’s prime rate plus 1.00 percent. If the sum of (a) the Borrower’s unrestricted cash and cash equivalents that are subject to the Bank’s liens less (b) the amount outstanding to the Bank under the Loan Agreement (such sum being “Net Cash”) is less than $15.0 million, then the interest rates are increased by 0.75 percent until Net Cash exceeds $15.0 million for a calendar month. If interest paid under the Loan Agreement is less than $45,000 in any fiscal quarter, the Borrower is required to pay the Bank an additional amount equal to the difference between $45,000 and the actual interest paid during such fiscal quarter. The minimum interest payment is in lieu of a stand-by charge.

The obligations of the Borrower under the Loan Agreement may be accelerated, and the Guarantors may become obligated under the Guaranty, upon the occurrence of an event of default under the Loan Agreement. The Loan Agreement includes customary events of default. Upon the occurrence and during the continuance of an event of default, obligations shall bear interest at a rate per annum which is 2.0 percentage points above the rate that is otherwise applicable thereto, unless the Bank elects otherwise, in its sole discretion.

The Loan Agreement contains covenants applicable to us, the Borrower and our subsidiaries, including a financial covenant that, on a consolidated basis, requires us to maintain a minimum fixed charge coverage ratio of no less than 1.10 to 1.00, if the Borrower has not maintained Net Cash of at least $15.0 million, and other customary covenants.

If the Loan Agreement terminates prior to its maturity date, the Borrower will pay a termination fee equal to 1.00 percent of the total credit facility if such termination occurs in the first year after closing, 0.75 percent of the total credit facility if such termination occurs in the second year after closing and 0.50 percent of the total credit facility if such termination occurs in the third year after closing. The maturity date of the Loan Agreement is March 28 2017. At March 29, 2014, there were no amounts outstanding under the Loan Agreement.

Credit Line and Term Loan

On August 2, 2006, Oclaro, Inc. ("Parent"), along with Oclaro Technology Limited (“Borrower”), Oclaro Photonics, Inc. and Oclaro Technology, Inc., each a wholly-owned subsidiary, entered into a Credit Agreement with Wells Fargo Capital Finance, Inc. (“Wells Fargo”) and certain other lenders (the “Credit Agreement”). From time to time, we amended and restated the Credit Agreement, which is more fully discussed in Note 7, Credit Line and Notes, to our consolidated financial statements included in our 2013 Form 10-K, before terminating the agreement on March 14, 2014.

On May 6, 2013, Wells Fargo and Silicon Valley Bank (collectively, the “Lenders”), Parent, Borrower, Wells Fargo (“Agent”) and PECM Strategic Funding LP and Providence TMT Debt Opportunity Fund II LP (the “Term Lenders”) entered into Amendment Number Two to the Credit Agreement and the associated guaranties and security agreements (the “Amendment”), which amended the Credit Agreement in pertinent part by adding a $25.0 million term loan (the “Term Loan”) to be provided by the Term Lenders; reducing the revolving credit facility from $80.0 million to $50.0 million (to be further reduced on a dollar-for-dollar basis by an amount equal to the net proceeds of certain asset sale transactions that the Parent may undertake in the future); adding an affirmative covenant that Borrower shall have consummated one or more asset sales by July 15, 2013 with a minimum threshold of net proceeds; and providing for payments and proceeds of asset sales to be applied to repay the credit facility and the Term Loan. In connection with the Term Loan, we also issued certain warrants. The Lenders exercised these warrants in May 2014, which is more fully discussed in Note 17. Subsequent Events.

On August 21, 2013, Parent, Borrower, Agent, and the Lenders entered into Waiver and Amendment Number Three to the Credit Agreement, which amended the Credit Agreement in pertinent part by extending the date by which the Borrower shall have consummated one or more asset sales with a minimum threshold of net proceeds to September 2, 2013. The Borrower paid the lenders an amendment fee of $650,000. On September 12, 2013, we completed the sale of the Zurich Business and applied the net proceeds to repay the entire credit facility and Term Loan. The event of default resulting from not completing the transaction by September 2, 2013, was waived on September 26, 2013.

Prior to terminating the Credit Agreement on March 14, 2014, we repaid all amounts owed to the Lenders under the Credit Agreement, other than immaterial amounts attributable to obligations under the Credit Agreement in respect to letters of credit.

At June 29, 2013, we had $40.0 million outstanding under the credit facility and $25.0 million outstanding related to the Term Loan. During the first quarter of fiscal year 2014, we repaid all amounts owed under the Credit Agreement and Term Loan, and recorded the remaining unamortized debt discount and issuance costs of $4.3 million related to the Term Loan in discontinued operations within the condensed consolidated statement of operations for the nine months ended March 29, 2014.
7.50% Exchangeable Senior Secured Second Lien Notes (Convertible Notes)
On December 14, 2012, we and our indirect, wholly owned subsidiary, Oclaro Luxembourg S.A., closed the private placement of $25.0 million aggregate principal amount 7.50 percent Exchangeable Senior Secured Second Lien Notes due 2018 (“Convertible Notes”). The sale of the Convertible Notes resulted in net proceeds of approximately $22.8 million. The private placement was completed pursuant to a purchase agreement, dated December 14, 2012 entered into by us, certain of our domestic and foreign subsidiaries (the "Guarantors") and Morgan Stanley & Co. LLC.
Under the terms of the Convertible Notes, on or after December 15, 2013, in the event that the last reported sale price of our common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date that we receive a notice of exchange exceeded the exchange price in effect on each such trading day, we were obliged, in addition to delivering shares upon exchange by the holder of Convertible Notes, together with cash in lieu of fractional shares, to make a “make-whole premium” payment in cash equal to the sum of the present value of the remaining scheduled payments of interest on the Convertible Notes to be exchanged through the maturity date computed using a discount rate equal to 0.50 percent. The initial exchange price was $1.846 per share of common stock. Any holder that exchanged its Convertible Notes after such holder’s Convertible Notes had been called for redemption by us would, in addition to receiving shares of common stock deliverable upon such exchange and cash in lieu of fractional shares, receive a payment (the “redemption exchange make-whole payment”) in cash equal to the sum of the remaining scheduled payments of interest that would have been made on the Convertible Notes to be exchanged had such Convertible Notes remained outstanding from the applicable exchange date to the maturity date. If the redemption exchange make-whole payment is payable upon exchange of a holder’s Convertible Notes, then such holder would not receive the “make-whole premium” payment described above.
We considered the contingent obligation of having to make a make-whole payment in the event of an early conversion by the holders of the Convertible Notes as an embedded derivative. We estimated the fair value of the make-whole payment by using a valuation model to predict the probability and timing of a conversion. At June 29, 2013, the fair value of this contingent obligation was estimated at $0.1 million. On December 19, 2013, the holders exercised their rights to exchange the Convertible Notes for our common stock. The exchange rate for the exchanges was 541.7118 shares of common stock per $1,000 in principal amount of Convertible Notes. We issued 13,542,791 shares of common stock in connection with the exchange, with cash payable in lieu of fractional shares. In addition, pursuant to the terms of the indenture governing the Convertible Notes, we made a redemption exchange make-whole payment of $8.3 million, which we recorded in interest (income) expense, net, in the condensed consolidated statements of operations for the nine months ended March 29, 2014.
In connection with the private placement of the Convertible Notes, we incurred approximately $1.3 million in debt discount and $0.9 million in issuance costs. Upon exchange of the Convertible Notes during the second quarter of fiscal year 2014, we recorded the remaining unamortized debt discount and issuance costs of $1.8 million in additional paid-in capital within the condensed consolidated balance sheet.
NOTE 8. POST-RETIREMENT BENEFITS
Switzerland Defined Benefit Plan
During the first quarter of fiscal year 2014, we sold our Zurich Business, and as part of the sale transferred our pension plan covering employees of our Swiss subsidiary (the “Swiss Plan”) to II-VI. At the end of our first quarter of fiscal year 2014, we had no remaining obligations under the Swiss Plan.

Net periodic pension costs associated with our Swiss Plan are recorded in discontinued operations and included the following:

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Thousands)
Service cost	$—	$816	$703	$2,455
Interest cost	—	185	169	556
Expected return on plan assets	—	(308)	(279)	(928)
Net amortization	—	93	76	282
Net periodic pension costs	$—	$786	$669	$2,365
Prior to transferring our pension plan to II-VI, we contributed $0.5 million to our Swiss Plan. During the three and nine months ended March 30, 2013, we contributed $0.5 million and $1.7 million, respectively, to our Swiss Plan.
Japan Defined Contribution and Benefit Plan
In connection with our acquisition of Opnext, we assumed a defined contribution plan and a defined benefit plan that provides retirement benefits to our employees in Japan.
Under the defined contribution plan, contributions are provided based on grade level and totaled $0.2 million and $0.6 million for the three and nine months ended March 29, 2014, respectively, and $0.2 million and $0.7 million for the three months ended March 30, 2013 and for the period from July 23, 2012, the acquisition date, to March 30, 2013, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
Under the defined benefit plan in Japan (the “Japan Plan”), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of March 29, 2014, there were no plan assets. Net periodic pension costs for the Japan Plan included the following:

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Thousands)
Service cost	$239	$251	$720	$827
Interest cost	23	32	70	105
Net amortization	17	17	48	58
Net periodic pension costs	$279	$300	$838	$990
In connection with the Japan Plan, we have $0.2 million in accrued expenses and other liabilities and $8.0 million in other non-current liabilities in our condensed consolidated balance sheet as of March 29, 2014, to account for the projected benefit obligations.
We made benefit payments under the Japan plan of $0.3 million and $0.4 million during the three and nine months ended March 29, 2014, respectively, and $0.1 million during the nine months ended March 30, 2013.
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
Warranty Accrual
We generally provide a warranty for our products for twelve months to thirty-six months from the date of sale, although warranties for certain of our products may be longer. We accrue for the estimated costs to provide warranty services at the time revenue is recognized. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty costs would increase, resulting in a decrease in gross profit.
The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Thousands)
Warranty provision—beginning of period	$5,487	$5,920	$4,670	$2,599
Warranties assumed in acquisitions	—	—	—	4,867
Warranties issued	466	774	1,967	2,815
Warranties utilized or expired	(849)	(1,157)	(2,863)	(4,621)
Currency translation and other adjustments	33	(290)	1,363	(413)
Warranty provision—end of period	$5,137	$5,247	$5,137	$5,247
Capital Leases
In connection with our acquisition of Opnext, we assumed certain capital leases with Hitachi Capital Corporation for certain equipment. The following table shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation:

Capital Leases
(Thousands)
Fiscal Year Ending:
2014 (remaining)	$1,548
2015	5,487
2016	2,951
2017	1,326
2018	49
Thereafter	118
Total minimum lease payments	11,479
Less amount representing interest	(535)
Present value of capitalized payments	10,944
Less: current portion	(5,649)
Long-term portion	$5,295

Litigation
In the ordinary course of business, we are involved in various legal proceedings, and we anticipate that additional actions will be brought against us in the future. The most significant of these proceedings are described below. The following supplements and amends the discussion set forth in our Annual Report on Form 10-K for the year ended June 29, 2013. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims in various jurisdictions. Complex legal proceedings frequently extend for several years, and some of the matters pending against us are at very early stages of the legal process. As a result, some pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to determine whether the proceeding is material to us or to estimate a range of possible loss, if any. Unless otherwise disclosed, we are unable to estimate the possible loss or range of loss for the legal proceedings described below. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our results of operations, financial position or cash flows.
On October 23, 2013, Xi’an Raysung Photonics Inc., or Raysung, filed a civil suit against our wholly-owned subsidiary, Oclaro Technology (Shenzhen) Co., Ltd. (formerly known as Bookham Technology (Shenzhen) Co., Ltd.), or Oclaro Shenzhen, in the Xi’an Intermediate People’s Court in Shaanxi Province of the People’s Republic of China, or the Xi’an Court. The complaint filed by Raysung alleges that Oclaro Shenzhen terminated its purchase order pursuant to which Raysung had supplied certain products and was to supply certain products to Oclaro Shenzhen.
Raysung has requested the court award damages of approximately $0.8 million (equivalent to RMB 4,796,531), and requested that Oclaro Shenzhen take the finished products that are now stored in Raysung’s warehouse (the value of the finished product is approximately, $2.2 million, (equivalent to RMB 13,505,162) and requested that Oclaro Shenzhen pay its court fees in connection with this suit.
The Xi’an Court delivered an Asset Preservation Order which was served on Oclaro Shenzhen and the local Customs office. According to the Asset Preservation Order, Oclaro Shenzhen was ordered to maintain approximately $2.4 million (equivalent to RMB 15,000,000) or assets equivalent to the said amount during the litigation process, and the Customs office was ordered to restrict Oclaro Shenzhen's equipment from being exported before the Asset Preservation Order is lifted. On November 11, 2013, Oclaro Shenzhen entered into a settlement agreement. Under the terms of this settlement agreement, Oclaro Shenzhen agreed to pay $500,000 in payment of invoices for certain materials to Raysung and to work with Raysung to requalify it as a vendor for certain Oclaro Shenzhen manufacturing requirements, in consideration of which Raysung agreed to submit the settlement agreement to the Xi’an Court so it could issue a civil mediation agreement, apply for a discharge of the Asset Preservation Order and waive the right to bring any legal actions against Oclaro Shenzhen relating to these matters. Oclaro Shenzhen performed its obligations under the settlement agreement, however, on January 15, 2014, Raysung applied to the Xi’an Court to terminate the settlement agreement and add Oclaro, Inc. as a co-defendant in the original civil suit.

On March 26, 2014, the Xi’an Court froze approximately $2.4 million (equivalent to RMB 15 million) of cash held in Oclaro Shenzhen’s bank account in China. The next scheduled hearing before the Xi’an Court is on June 11, 2014. Oclaro, Inc. and Oclaro Shenzhen believe that they have meritorious defenses to the claims made by Raysung and intend to defend this litigation vigorously.
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
On September 3, 2013, the parties agreed to settle the Westley, Moskal, and In re Oclaro Derivative matters for a total of $3.95 million, plus certain corporate governance changes. The money will be paid entirely by our directors and officers liability insurance carriers. Any fees awarded to the plaintiffs in these actions, or their respective counsel, will be included in this amount. By Order dated May 5, 2014, the Court in each of the Westley, Moskal, and In re Oclaro Derivative matters preliminarily approved the settlement. The settlement is subject to final court approval.
On May 27, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court alleging that certain laser diode modules sold by Furukawa infringe Opnext Japan’s Japanese patent No. 3,887,174. Opnext Japan was seeking an injunction as well as damages in the amount of 100.0 million Japanese yen.
On August 5, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court alleging that certain integratable tunable laser assemblies sold by Furukawa infringe Opnext Japan’s Japanese patent No. 4,124,845. Opnext Japan was seeking an injunction as well as damages in the amount of 200.0 million Japanese yen.
On March 25, 2014, the outstanding patent litigation between Opnext Japan and Furukawa was settled by court recorded settlement before the Tokyo District Court on terms agreed to by both parties. In addition, Oclaro, Inc. and Furukawa entered into a separate out of court settlement agreement dated March 30, 2014.
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
During the three months ended March 29, 2014, we recorded $1.7 million in flood-related income in our condensed consolidated statement of operations, primarily relating to insurance settlement proceeds received in the third quarter of fiscal year 2014. During the nine months ended March 29, 2014, we recorded $1.8 million in flood-related income in our condensed consolidated statement of operations, primarily consisting of $3.7 million in insurance settlement proceeds received in the second and third quarters of fiscal year 2014, partially offset by an out-of-period adjustment of $2.0 million related to the impairment of leased assets assumed pursuant to the Opnext merger that had been damaged by the flooding. During the three and nine months ended March 30, 2013, we recorded net flood-related income of $11.5 million and $10.6 million, respectively, related to payments received from our insurers, offset in part by professional fees and related expenses incurred in connection with our recovery efforts.
As of March 29, 2014, we have not recorded any estimated amounts relating to potential future insurance recoveries in the condensed consolidated statement of operations.

NOTE 11. EMPLOYEE STOCK PLANS

Stock Incentive Plans
In connection with our acquisition of Opnext, we assumed Opnext’s Third Amended and Restated 2001 Long-Term Stock Incentive Plan and the shares reserved for issuance thereunder. After giving effect to the exchange ratio, the unused and converted share reserve thereunder consisted of 6.3 million shares of common stock as of the acquisition date. Subject to compliance with applicable NASDAQ rules, we can only make grants to legacy Opnext employees and employees hired after the close of the merger unless stockholder approval was obtained to permit awards to all our employees. On July 23, 2013, our board of directors approved the Fourth Amended and Restated 2001 Long-Term Stock Incentive Plan (the "Plan") and on January 14, 2014, our shareholders ratified this plan, establishing it as our primary equity incentive plan. The Plan (i) revises the eligibility section to allow us to make grants to all our employees, non-employee directors and consultants, (ii) allows us to grant incentive stock options and awards which may be able to qualify as qualified performance-based compensation under Section 162(m) of the Internal Revenue Code, (iii) extends the term of the Plan to ten years from the effective date of the Plan (the Plan expires in July 2023), and (iv) conforms the share counting provisions of the Plan to provide that full value awards count as 1.25 shares for purposes of the Plan.

We also maintain the Amended and Restated 2004 Stock Incentive Plan (“2004 Plan”). Under the 2004 Plan, there are a total of 7.8 million shares of common stock authorized for issuance, with full value awards being counted as 1.25 shares of common stock for purposes of the share limit. The 2004 Plan expires in October 2020.
As of March 29, 2014, there were 5.0 million shares of our common stock available for grant under both plans.
We generally grant stock options that vest over a four year service period, and restricted stock awards and units that vest over a one year to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors or the compensation committee of our board of directors.
In July 2011, our board of directors approved the grant of 0.2 million performance stock units (“PSUs”) to certain executive officers with an aggregate estimated grant date fair value of $0.9 million. These PSUs vest, up to 150 percent of the target PSUs, upon the achievement of certain revenue growth targets through June 30, 2013, relative to certain comparable companies. In October 2013, the board of directors determined that achievement of the performance conditions was reached at the 100 percent target level. Approximately 0.1 million of the grants outstanding, or 50 percent, vested on October 22, 2013, with the remaining 50 percent scheduled to vest upon a two-year service condition through August 2015. As of March 29, 2014, there were less than 0.1 million PSUs outstanding, after adjustments for forfeitures due to terminations, related to this grant, with an aggregate estimated grant date fair value of $0.1 million.
In July 2012, our board of directors approved a grant of 0.6 million PSUs to certain executive officers, subject to shareholder approval of an amendment to our Plan. Prior to shareholder approval, approximately 0.4 million of the PSUs were forfeited as a result of certain executive officer departures. On January 14, 2014, shareholder approval was obtained at our annual general meeting of stockholders. In the third quarter of fiscal year 2014, the grant of 0.2 million PSUs became effective, with an aggregate estimated grant date fair value of $0.6 million. These PSUs vest upon the achievement of certain adjusted earnings before interest, taxes, depreciation and amortization targets through June 30, 2014. Vesting is also contingent upon service conditions being met through August 2016. If the performance conditions are not achieved, then the corresponding PSUs will be forfeited in the first quarter of fiscal year 2015.
In February 2014, our board of directors granted our chief executive officer 0.8 million restricted stock units ("RSUs") in satisfaction of the terms set forth in his employment agreement dated September 11, 2013. The RSUs vested in full on the date of grant, but as of March 29, 2014, they have not been settled. The RSUs have an aggregate grant date fair value of $2.0 million, which was recorded in the third quarter of fiscal year 2014.
In March 2014, our board of directors approved a grant of 0.2 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $0.5 million. These PSUs vest upon the achievement of non-GAAP operating income break-even for calendar year 2015. Vesting is also contingent upon service conditions being met through February 2018. If the performance condition is not achieved, then the corresponding PSUs will be forfeited in the third quarter of fiscal year 2016.
The following table summarizes the combined activity under all of our equity incentive plans for the nine months ended March 29, 2014:

	Shares Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balance at June 29, 2013	7,578	6,475	$9.36	2,850	$3.17
Granted	(4,790)	195	2.41	3,700	2.49
Exercised or released	—	(148)	1.00	(1,422)	2.70
Cancelled or forfeited	2,250	(1,619)	12.08	(631)	2.78
Balance at March 29, 2014	5,038	4,903	8.49	4,497	2.63
Supplemental disclosure information about our stock options and SARs outstanding as of March 29, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable	4,378	$9.15	4.1	$176
Options and SARs outstanding	4,903	8.49	4.6	366
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $3.03 on March 28, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.2 million shares of common stock subject to in-the-money options which were exercisable as of March 29, 2014. We settle employee stock option exercises with newly issued shares of common stock.
NOTE 12. STOCK-BASED COMPENSATION
We recognize stock-based compensation expense in our condensed consolidated statement of operations related to all share-based awards, including grants of stock options, based on the grant date fair value of such share-based awards. Estimating the grant date fair value of such share-based awards requires us to make judgments in the determination of inputs into the Black-Scholes stock option pricing model which we use to arrive at an estimate of the grant date fair value for such awards. The assumptions used in this model to value stock option grants were as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
Stock options:
Expected life	5.3 years	—	5.3 years	5.1 years
Risk-free interest rate	1.6%	—	1.5%	0.7%
Volatility	84.8%	—	83.9%	82.9%
Dividend yield	—	—	—	—

The amounts included in cost of revenues and operating expenses for stock-based compensation were as follows:

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$244	$488	$746	$1,217
Research and development	249	380	701	1,168
Selling, general and administrative	2,492	715	3,347	2,380
	$2,985	$1,583	$4,794	$4,765
Stock-based compensation by type of award:
Stock options	$210	$574	$803	$1,948
Restricted stock awards	2,810	828	4,034	2,364
Purchase rights under ESPP	—	118	—	531
Inventory adjustment to cost of revenues	(35)	63	(43)	(78)
	$2,985	$1,583	$4,794	$4,765

As of March 29, 2014 and June 29, 2013, we had capitalized approximately $0.3 million and $0.4 million, respectively, of stock-based compensation as inventory.

As of March 29, 2014, we determined that the achievement of the performance conditions associated with the PSUs issued in July 2012 are improbable. We have not recorded any compensation cost associated with these PSUs. If the performance conditions are not met or not expected to be met, no compensation cost will be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.

Included in stock-based compensation for the three and nine months ended March 29, 2014 is approximately $2.0 million in compensation cost related to the grant of 0.8 million RSUs to our chief executive officer on February 10, 2014, which vested in full on the grant date.
NOTE 13. INCOME TAXES
The income tax provision of $0.7 million and $2.5 million for the three and nine months ended March 29, 2014, respectively, related primarily to our foreign operations, and includes a payment of approximately $1.0 million related to the completion of our tax audit in China.
The income tax provision of $0.1 million and $2.3 million for the three and nine months ended March 30, 2013, respectively, related primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of March 29, 2014 and June 29, 2013 was approximately $7.8 million and $8.0 million, respectively. As of March 29, 2014, we had $3.0 million in unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, it is reasonably possible that unrecognized tax benefits could decrease by approximately $0.1 million in the next twelve months.
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
For the three and nine months ended March 29, 2014, we excluded 10.6 million and 13.5 million, respectively, of outstanding stock options, stock appreciation rights, warrants, shares issuable in connection with convertible notes, and unvested restricted stock awards from the calculation of diluted net income per share because their effect would have been anti-dilutive.

For the three and nine months ended March 30, 2013, we excluded 24.2 million and 15.7 million of outstanding stock options, stock appreciation rights, warrants, shares issuable in connection with convertible notes, and unvested restricted stock awards, respectively, from the calculation of diluted net loss per share because their effect would have been anti-dilutive.
NOTE 15. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION INFORMATION
Geographic Information
The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Thousands)
China	$26,609	$31,320	$75,065	$90,972
Germany	21,511	14,946	56,525	43,014
Malaysia	11,230	11,406	34,658	34,565
Japan	7,822	12,583	29,263	39,519
Mexico	5,073	6,400	26,338	15,099
United States	7,097	6,812	23,028	27,993
Italy	3,625	3,840	15,125	15,733
Thailand	2,798	3,925	8,182	10,715
Rest of world	9,633	10,307	26,776	31,635
	$95,398	$101,539	$294,960	$309,245
Product Groups
The following table sets forth revenues by product group:

	Three Months Ended		Nine Months Ended
	March 29, 2014	March 30, 2013	March 29, 2014	March 30, 2013
	(Thousands)
40 Gb/s and 100 Gb/s transmission	$44,145	$39,556	$128,703	$111,027
10 Gb/s and lower transmission	43,676	55,723	144,078	179,089
Industrial and consumer	7,577	6,260	22,179	19,129
	$95,398	$101,539	$294,960	$309,245
Significant Customers and Concentration of Credit Risk
For the three months ended March 29, 2014, Coriant GmbH ("Coriant") accounted for 21 percent, Cisco Systems, Inc. (“Cisco”) accounted for 12 percent and Huawei Technologies Co., Ltd. (“Huawei”) accounted for 11 percent of our revenues. For the nine months ended March 29, 2014, Coriant accounted for 18 percent, Cisco accounted for 13 percent and Huawei accounted for 10 percent of our revenues.
For the three months ended March 30, 2013, Coriant accounted for 14 percent, Cisco accounted for 13 percent, Fiberhome Technologies Group (“Fiberhome”) accounted for 12 percent and Huawei accounted for 12 percent of our revenues. For the nine months ended March 30, 2013, Cisco accounted for 13 percent, Coriant accounted for 13 percent, Fiberhome accounted for 11 percent and Huawei accounted for 10 percent of our revenues.
As of March 29, 2014, Coriant accounted for 26 percent of our accounts receivable. As of June 29, 2013, Huawei accounted for 15 percent of our accounts receivable.

NOTE 16. RELATED PARTY TRANSACTIONS

As a result of our acquisition of Opnext on July 23, 2012, Hitachi, Ltd. (Hitachi) holds approximately 11 percent of our outstanding common stock as of March 29, 2014 based on Hitachi’s most recent Schedule 13G filed with the Securities and Exchange Commission on February 12, 2014.
We continue to enter into transactions with Hitachi in the normal course of business. Sales to Hitachi were $1.8 million and $6.5 million for the three and nine months ended March 29, 2014, respectively, and $1.3 million and $8.6 million for the three and nine months ended March 30, 2013, respectively. Purchases from Hitachi were $2.9 million and $9.5 million for the three and nine months ended March 29, 2014, respectively, and $5.1 million and $16.3 million for the three and nine months ended March 30, 2013, respectively. At March 29, 2014, we had $3.5 million accounts receivable due from Hitachi and $2.2 million accounts payable due to Hitachi. At June 29, 2013 we had $3.0 million accounts receivable due from Hitachi and $2.2 million accounts payable due to Hitachi. We also have certain capital equipment leases with Hitachi Capital Corporation as described in Note 9, Commitments and Contingencies.

We are now party to a research and development agreement and intellectual property license agreements with Hitachi.
NOTE 17. SUBSEQUENT EVENTS

On May 2, 2014, PECM Strategic Funding L.P. and Providence TMT Debt Opportunity Fund L.P., holders of warrants (the “Warrants”) to purchase shares of our common stock, par value $0.01 per share (the “Common Stock”), have exercised the Warrants in full. We will deliver 978,457 shares of Common Stock in connection with the cashless exercise of the Warrants, and will not receive any proceeds from the exercise.

As previously announced, the offer and sale of the Warrants, which were issued on May 6, 2013, was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act as such transaction did not involve a public offering of securities.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target,” “model,” “may” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) the effect of receiving a “going concern” statement in our auditors report on our 2013 consolidated financial statements, (ii) our ability to effectively restructure our operations and business following the sale of our Zurich Business and the Amplifier Business in accordance with our business plan, (iii) our dependence on a limited number of customers for a significant percentage of our revenues, (iv) our ability to maintain strong relationships with certain customers, (v) our ability to effectively and efficiently transition to an outsourced back-end assembly and test model, (vi) the potential inability to realize the expected benefits of asset dispositions, (vii) the sale of businesses which may or may not arise in connection with executing our restructuring plans, (viii) the impact of continued uncertainty in world financial markets and any resulting reduction in demand for our products, (ix) our ability to meet or exceed our gross margin expectations, ,(x) the effects of fluctuating product mix on our results, (xi) our ability to timely develop and commercialize new products, (xii) our ability to reduce costs and operating expenses, (xiii) our ability to respond to evolving technologies and customer requirements and demands, (xiv) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do, (xv) our ability to timely capitalize on any increase in market demand, (xvi) increased costs related to downsizing and compliance with regulatory and legal requirements in connection with such downsizing, (xvii) competition and pricing pressure, (xviii) the risks associated with our international operations, (xix) the outcome of tax audits or similar proceedings, (xx) the outcome of pending litigation against us, (xxi) our ability to maintain or increase our cash reserves and obtain debt or equity-based financing on terms acceptable to us or at all, (xxii) our ability to serve as a supplier to the buyers of our Zurich Business and the Amplifier Business during the transition of manufacturing activities and meet our related transition agreement obligations, and (xxiii) other factors described in other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.

As used herein, “Oclaro,” “we,” “our,” and similar terms include Oclaro, Inc. and its subsidiaries, unless the context indicates otherwise.
OVERVIEW
We are one of the largest providers of optical components, modules and subsystems for the optical communications market. We are a global leader dedicated to photonics innovation, with research and development (R&D) and chip fabrication facilities in the U.K., Italy and Japan. We have in-house and contract manufacturing sites in the U.S., China, Malaysia and Thailand, with design, sales and service organizations in most of the major regions around the world.
Our customers include ADVA Optical Networking; Alcatel-Lucent; Ciena; Cisco; Coriant; Ericsson; Fujitsu; Huawei; Juniper Networks and ZTE.
RECENT DEVELOPMENTS

On March 28, 2014, we entered into a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (the “Bank”) pursuant to which the Bank provided us with a three-year revolving credit facility of up to $40.0 million. Under the Loan Agreement, advances are available based on up to 80 percent of “eligible accounts” as defined in the Loan Agreement. The Loan Agreement has a $10.0 million sub-facility for letters of credit, foreign exchange contracts and cash management services.

On March 14, 2014, we terminated our credit facility with Wells Fargo Capital Finance and certain other lenders.

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
On July 23, 2012, we completed a merger with Opnext, Inc. (“Opnext”). The acquisition is more fully discussed in Note 5, Business Combinations and Dispositions to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The condensed consolidated statements of operations for the nine months ended March 30, 2013 include the results of operations of the combined entities from July 23, 2012, the date of the acquisition.

The following tables set forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	March 29, 2014		March 30, 2013		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$95,398	100.0	$101,539	100.0	$(6,141)	(6.0)
Cost of revenues	84,298	88.4	95,939	94.5	(11,641)	(12.1)
Gross profit	11,100	11.6	5,600	5.5	5,500	98.2
Operating expenses:
Research and development	14,624	15.3	19,231	18.9	(4,607)	(24.0)
Selling, general and administrative	17,437	18.3	19,078	18.8	(1,641)	(8.6)
Amortization of other intangible assets	418	0.4	1,219	1.2	(801)	(65.7)
Restructuring, acquisition and related (income) expense, net	3,068	3.2	2,782	2.8	286	10.3
Flood-related (income) expense, net	(1,657)	(1.7)	(11,548)	(11.4)	9,891	(85.7)
(Gain) loss on sale of property and equipment	(326)	(0.3)	74	0.1	(400)	n/m	(1)
Total operating expenses	33,564	35.2	30,836	30.4	2,728	8.8
Operating loss	(22,464)	(23.6)	(25,236)	(24.9)	2,772	(11.0)
Other income (expense):
Interest income (expense), net	(29)	—	(1,103)	(1.1)	1,074	(97.4)
Gain (loss) on foreign currency transactions, net	625	0.7	(6,788)	(6.7)	7,413	n/m	(1)
Other income (expense), net	(56)	(0.1)	(3,760)	(3.7)	3,704	(98.5)
Total other income (expense)	540	0.6	(11,651)	(11.5)	12,191	n/m	(1)
Loss from continuing operations before income taxes	(21,924)	(23.0)	(36,887)	(36.4)	14,963	(40.6)
Income tax provision	745	0.8	148	0.1	597	403.4
Loss from continuing operations	(22,669)	(23.8)	(37,035)	(36.5)	14,366	(38.8)
Loss from discontinued operations, net of tax	(252)	(0.2)	(2,971)	(2.9)	2,719	(91.5)
Net loss	$(22,921)	(24.0)	$(40,006)	(39.4)	$17,085	(38.8)

(1)	Not meaningful.

	Nine Months Ended					Increase
	March 29, 2014		March 30, 2013		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$294,960	100.0	$309,245	100.0	$(14,285)	(4.6)
Cost of revenues	255,729	86.7	286,377	92.6	(30,648)	(10.7)
Gross profit	39,231	13.3	22,868	7.4	16,363	71.6
Operating expenses:
Research and development	49,135	16.7	60,458	19.6	(11,323)	(18.7)
Selling, general and administrative	56,944	19.3	60,428	19.5	(3,484)	(5.8)
Amortization of other intangible assets	1,259	0.4	3,823	1.2	(2,564)	(67.1)
Restructuring, acquisition and related (income) expense, net	12,666	4.3	(9,881)	(3.2)	22,547	n/m	(1)
Flood-related (income) expense, net	(1,797)	(0.6)	(10,643)	(3.4)	8,846	(83.1)
Impairment of other intangibles	—	—	864	0.3	(864)	(100.0)
Loss on sale of property and equipment	331	0.1	287	0.1	44	15.3
Total operating expenses	118,538	40.2	105,336	34.1	13,202	12.5
Operating loss	(79,307)	(26.9)	(82,468)	(26.7)	3,161	(3.8)
Other income (expense):
Interest income (expense), net	(9,114)	(3.1)	(2,230)	(0.7)	(6,884)	308.7
Gain (loss) on foreign currency transactions, net	(446)	(0.2)	(10,782)	(3.5)	10,336	(95.9)
Other income (expense), net	493	0.2	(3,760)	(1.2)	4,253	n/m	(1)
Gain on bargain purchase	—	—	24,866	8.0	(24,866)	(100.0)
Total other income (expense)	(9,067)	(3.1)	8,094	2.6	(17,161)	n/m	(1)
Loss from continuing operations before income taxes	(88,374)	(30.0)	(74,374)	(24.1)	(14,000)	18.8
Income tax provision	2,471	0.8	2,300	0.7	171	7.4
Loss from continuing operations	(90,845)	(30.8)	(76,674)	(24.8)	(14,171)	18.5
Income from discontinued operations, net of tax	132,693	45.0	1,305	0.4	131,388	10,068.0
Net income (loss)	$41,848	14.2	$(75,369)	(24.4)	$117,217	n/m	(1)

(1)	Not meaningful.
Revenues
Revenues for the three months ended March 29, 2014 decreased by $6.1 million, or 6 percent, compared to the three months ended March 30, 2013. Compared to the three months ended March 30, 2013, revenues from sales of our 40 Gb/s and 100 Gb/s transmission modules increased by $4.6 million, or 12 percent; revenues from sales of our 10 Gb/s transmission modules decreased by $12.0 million, or 22 percent; and revenues from sales of our industrial and consumer products increased by $1.3 million, or 21 percent.
For the three months ended March 29, 2014, Coriant GmbH (“Coriant”) accounted for 21 percent, Cisco Systems, Inc. (“Cisco”) accounted for 12 percent and Huawei Technologies Co., Ltd. (“Huawei”) accounted for 11 percent of our revenues. For the three months ended March 30, 2013, Coriant accounted for 14 percent, Cisco accounted for 13 percent, Fiberhome Technologies Group (“Fiberhome”) accounted for 12 percent and Huawei accounted for 12 percent of our revenues.

Revenues for the nine months ended March 29, 2014 decreased by $14.3 million, or 5 percent, compared to the nine months ended March 30, 2013. Compared to the nine months ended March 30, 2013, revenues from sales of our 40 Gb/s and 100 Gb/s transmission modules increased by $17.7 million, or 16 percent; revenues from sales of our 10 Gb/s transmission modules decreased by $35.0 million, or 20 percent; and revenues from sales of our industrial and consumer products increased by $3.1 million, or 16 percent.
For the nine months ended March 29, 2014, Coriant accounted for 18 percent, Cisco accounted for 13 percent and Huawei accounted for 10 percent of our revenues. For the nine months ended March 30, 2013, Cisco accounted for 13 percent, Coriant accounted for 13 percent, Fiberhome accounted for 11 percent and Huawei accounted for 10 percent of our revenues.
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
Our gross margin rate increased to 12 percent for the three months ended March 29, 2014, compared to 6 percent for the three months ended March 30, 2013. The 6 percentage point improvement in gross margin rate primarily related to an increase in revenues from our 100 Gb/s products, improvements to our manufacturing cost structure, and less provisions for excess or obsolete inventory.
Our gross margin rate increased to 13 percent for the nine months ended March 29, 2014, compared to 7 percent for the nine months ended March 30, 2013. The 6 percentage point improvement in gross margin rate primarily related to an increase in revenues from our 100 Gb/s products, improvements to our manufacturing cost structure, and lower intangible asset amortization, partially offset by a less favorable mix of our 40 Gb/s products.
Research and Development Expenses
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.
Research and development expenses decreased to $14.6 million for the three months ended March 29, 2014 from $19.2 million for the three months ended March 30, 2013. The decline was primarily related to a decrease of $2.9 million as a result of aligning and reducing combined research and development resources of Oclaro and Opnext in association with the merger, a decrease of $1.1 million related to our decision to no longer develop the WSS product line, and a decrease of $0.6 million related to the impact of the depreciation of the Japanese Yen.
Research and development expenses decreased to $49.1 million for the nine months ended March 29, 2014 from $60.5 million for the nine months ended March 30, 2013. The decline was primarily related to a decrease of $6.1 million as a result of aligning and reducing combined research and development resources of Oclaro and Opnext in association with the merger, a decrease of $2.3 million related to our decision to no longer develop the WSS product line, and a decrease of $1.7 million related to the impact of the depreciation of the Japanese Yen.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.
Selling, general and administrative expenses decreased to $17.4 million for the three months ended March 29, 2014, from $19.1 million for the three months ended March 30, 2013. The decline was primarily related to a decrease of $2.5 million as a result of aligning and reducing combined selling, general and administrative resources of Oclaro and Opnext in association with the merger, and $0.9 million in other costs savings and headcount reductions, partially offset by $2.0 million in stock compensation costs related to the grant of 0.8 million RSUs to our chief executive officer on February 10, 2014, which vested in full on the grant date.
Selling, general and administrative expenses decreased to $56.9 million for the nine months ended March 29, 2014, from $60.4 million for the nine months ended March 30, 2013. The decline was primarily related to a decrease of $8.2 million as a result of aligning and reducing combined selling, general and administrative resources of Oclaro and Opnext in association with the merger, partially offset by an increase in legal costs of $1.2 million, an increase in audit fees of $0.9 million, and $2.0 million in stock compensation costs related to the grant of 0.8 million RSUs to our chief executive officer on February 10, 2014, which vested in full on the grant date, and an increase of $0.9 million related to other selling, general and administrative expenses.
Amortization of Other Intangible Assets
Amortization of other intangible assets decreased to $0.4 million for the three months ended March 29, 2014 from $1.2 million for the three months ended March 30, 2013, and decreased to $1.3 million for the nine months ended March 29, 2014 from $3.8 million for the nine months ended March 30, 2013. The decrease in our amortization is a result of recording $14.2 million in impairment losses during the fourth quarter of fiscal year 2013, including $6.4 million related to intangibles acquired in connection with our acquisition of Mintera, $2.6 million related to intangibles acquired in connection with our acquisition of Opnext, and $5.2 million related to intangibles acquired in connection with other earlier acquisitions. As a result of these impairments, we expect the amortization of intangible assets to decrease from $5.3 million in fiscal year 2013 to $1.7 million for fiscal years 2014 through 2018 based on the current level of our other intangible assets.
Restructuring, Acquisition and Related Costs

During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the three months ended March 29, 2014, we recorded restructuring charges of $2.2 million related to workforce reductions and paid $4.2 million to settle a portion of these restructuring liabilities. During the nine months ended March 29, 2014, we recorded restructuring charges of $8.0 million and paid $7.3 million to settle a portion of these restructuring liabilities. The restructuring charges for the nine months ended March 29, 2014, included $7.7 million related to workforce reductions and $0.3 million related to revised estimates related to lease cancellations and commitments. As of March 29, 2014, we had $0.7 million in accrued restructuring liabilities related to this restructuring plan. We expect to incur an additional $8.0 million to $12.0 million in restructuring charges over the course of the next year in connection with the ongoing activities related to this restructuring plan.
As of June 29, 2013, we also had $1.9 million in accrued restructuring liabilities relating to the separation agreement with our former Chief Executive Officer. During the nine months ended March 29, 2014, we paid $1.2 million to settle a portion of this liability. At March 29, 2014, we have $0.7 million in accrued restructuring liabilities, which we expect to settle during the next quarter.
During the first quarter of fiscal year 2013, we initiated a restructuring plan to integrate our acquisition of Opnext. In connection with this restructuring plan, we recorded $1.1 million in restructuring charges during the nine months ended March 29, 2014, respectively. The restructuring charges recorded in fiscal year 2014 included $0.9 million in external consulting charges and professional fees associated with reorganizing the infrastructure and $0.1 million in revised estimates related to lease cancellations and commitments. During the nine months ended March 29, 2014, we made scheduled payments of $2.2 million, respectively, to settle these restructuring liabilities. During the three and nine months ended March 30, 2013, we recorded $0.5 million and $9.6 million in restructuring charges, respectively. The restructuring charges for the three months ended March 30, 2013, included $0.3 million related to workforce reductions and $0.2 million related to revised estimates for lease cancellations and commitments. The restructuring charges for the nine months ended March 30, 2013, included $8.1 million related to workforce reductions, $0.9 million related to the impairment of certain technology that is now considered redundant following the acquisition and $0.4 million related to the write-off of net book value inventory that supported this technology. During the three and nine months ended March 30, 2013, we made scheduled payments of $0.4 million and $8.2 million, respectively. As of March 29, 2014, we had no further accrued restructuring liabilities related to this restructuring plan.
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of a portion of our Shenzhen, China manufacturing operations to Venture Corporation Limited (Venture). In connection with this transition, during the three and nine months ended March 29, 2014, we recorded restructuring charges related to employee separation charges of $0.9 million and $2.7 million, respectively. During the three and nine months ended March 29, 2014, we made scheduled payments of $1.5 million and $3.8 million, respectively, to settle a portion of these restructuring liabilities. During the three and nine months ended March 30, 2013, we recorded restructuring charges related to employee separation charges of $1.1 million and $4.0 million, respectively. During the three and nine months ended March 30, 2013, we made scheduled payments of $0.2 million and $2.1 million, respectively, to settle a portion of these restructuring liabilities. As of March 29, 2014, we had $3.2 million in accrued restructuring liabilities related to this restructuring plan. We expect to incur between $2.0 million and $3.0 million in additional restructuring costs in connection with the transition of our Shenzhen manufacturing operations to Venture over the next year.

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
During the three months ended March 29, 2014, we recorded $1.7 million in flood-related income in our condensed consolidated statement of operations, primarily relating to insurance settlement proceeds received in the third quarter of fiscal year 2014. During the nine months ended March 29, 2014, we recorded $1.8 million in flood-related income in our condensed consolidated statement of operations, primarily consisting of $3.7 million in insurance settlement proceeds received in the second and third quarters of fiscal year 2014, partially offset by an out-of-period adjustment of $2.0 million related to the impairment of leased assets assumed pursuant to the Opnext merger that had been damaged by the flooding. During the three and nine months ended March 30, 2013, we recorded net flood-related income of $11.5 million and $10.6 million, respectively, related to payments received from our insurers, offset in part by professional fees and related expenses incurred in connection with our recovery efforts.
Impairment of Other Intangible Assets
During the first quarter of fiscal year 2013, we determined that a portion of the technology we acquired in connection with our acquisition of Mintera in July 2010 was considered redundant, following the acquisition of Opnext and its product lines. We recorded $0.9 million for the impairment loss related to these intangibles in our condensed consolidated statement of operations for the nine months ended March 30, 2013.
Other Income (Expense)
Other income (expense) increased to $0.5 million in income for the three months ended March 29, 2014 from $11.7 million in expense for the three months ended March 30, 2013. This increase in other income (expense) was primarily related to recording a $0.6 million foreign currency transaction gain during the three months ended March 29, 2014, as compared to recording a $6.8 million foreign currency transaction loss during the three months ended March 30, 2013. The $6.8 million foreign currency transaction loss during the three months ended March 30, 2013 was predominantly a result of revaluing intercompany receivables denominated in Japanese yen. The increase in other income (expense) also related to a $3.6 million impairment charge related to the revaluation of an investment during the three months ended March 30, 2013, and recording $1.1 million in lower interest expense during the current quarter as compared to the three months ended March 30, 2013 as a result of the conversion of the 7.50% Exchangeable Senior Secured Second Lien Notes due 2018 ("Convertible Notes") into common stock in the second quarter of fiscal year 2014 and the repayment of the credit facility and Term Loan in the first quarter of fiscal year 2014.
Other income (expense) decreased to $9.1 million in expense for the nine months ended March 29, 2014 from $8.1 million in income for the nine months ended March 30, 2013. This decrease was primarily due to a $24.9 million gain on bargain purchase in connection with our acquisition of Opnext in the first quarter of fiscal year 2013, and a $6.9 million increase in interest expense primarily related to the make-whole payment from the conversion of the Convertible Notes into common stock in the second quarter of fiscal year 2014, partially offset by a $3.6 million impairment charge related to the revaluation of an investment during the nine months ended March 30, 2013, and by smaller losses of $10.3 million on foreign currency transactions during the nine months ended March 29, 2014, as compared to the nine months ended March 30, 2013. The $10.8 million foreign currency transaction loss during the nine months ended March 30, 2013 was predominantly a result of revaluing intercompany receivables denominated in Japanese yen.

Income Tax Provision
For the three and nine months ended March 29, 2014, our income tax provision of $0.7 million and $2.5 million, respectively, related primarily to our foreign operations, and includes a payment of approximately $1.0 million related to the completion of our tax audit in China.
For the three and nine months ended March 30, 2013, our income tax provisions of $0.1 million and $2.3 million, respectively, related primarily to our foreign operations.

Income from Discontinued Operations, Net of Tax
During the three and nine months ended March 29, 2014, we recorded a loss of $0.6 million and a gain of $69.1 million, respectively, related to the sale of the Amplifier Business. During the three and nine months ended March 29, 2014, we recorded a gain on the sale of the Zurich Business of $0.4 million and $63.2 million, respectively.
During the three and nine months ended March 29, 2014, we recorded income from discontinued operations of the Zurich and Amplifier Businesses of $0.3 million and $132.7 million, respectively. For the three and nine months ended March 30, 2013, we recorded a loss from discontinued operations of the Zurich and Amplifier Businesses of $3.0 million and a gain from discontinued operations of the Zurich and Amplifier Businesses of $1.3 million, respectively.
The following table sets forth the results of the discontinued operations of our Zurich and Amplifier Businesses and the year-over-year increases (decreases) in our results:

	Three Months Ended			Nine Months Ended
	March 29, 2014	March 30, 2013	Change	March 29, 2014	March 30, 2013	Change
	(Thousands)			(Thousands)
Revenues	$—	$40,103	$(40,103)	$49,081	$140,675	$(91,594)
Cost of revenues	—	32,536	(32,536)	37,836	112,029	(74,193)
Gross profit	—	7,567	(7,567)	11,245	28,646	(17,401)
Operating expenses	—	9,735	(9,735)	8,992	26,850	(17,858)
Other income (expense), net	248	(565)	813	131,103	202	130,901
Income (loss) from discontinued operations before income taxes	248	(2,733)	2,981	133,356	1,998	131,358
Income tax provision	500	238	262	663	693	(30)
Income (loss) from discontinued operations	$(252)	$(2,971)	$2,719	$132,693	$1,305	$131,388

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
Cash Flows from Operating Activities
Net cash used in operating activities for the nine months ended March 29, 2014 was $65.4 million, primarily resulting from non-cash adjustments of $100.3 million and a $7.0 million decrease in cash due to changes in operating assets and liabilities, partially offset by net income of $41.8 million. The $100.3 million decrease in cash resulting from non-cash adjustments primarily consisted of a $69.1 million gain on the sale of the Amplifier Business, a $63.2 million gain on the sale of the Zurich Business, $1.6 million from the amortization of deferred gain from sales-leaseback transactions, partially offset by $21.6 million in depreciation and amortization, $5.0 million of expense related to stock-based compensation, $4.3 million related to the amortization and write-off of the issuance costs of the term loan and $2.0 million related to non-cash flood-related impairments. The $7.0 million decrease in cash due to changes in operating assets and liabilities was comprised of a $20.8 million increase in prepaid expenses and other current assets, a $15.2 million decrease in accrued expenses and other liabilities, a $8.3 million decrease in accounts payable, partially offset by a $32.1 million decrease in accounts receivable, a $4.1 million decrease in inventories and a $1.3 million decrease in other non-current assets.

Net cash used by operating activities for the nine months ended March 30, 2013 was $88.8 million, primarily resulting from a net loss of $75.4 million, non-cash adjustments of $8.7 million and a $4.7 million decrease in cash due to changes in operating assets and liabilities. The $4.7 million decrease in cash due to changes in operating assets and liabilities was comprised of a $18.9 million decrease in accounts payable, a $9.9 million increase in prepaid expenses and other current assets, a $5.2 million decrease in accrued expenses and other liabilities, partially offset by a $28.2 million decrease in accounts receivable and a $1.2 million decrease in inventories. The $8.7 million decrease in cash resulting from non-cash adjustments primarily consisted of a decrease of $24.9 million for the bargain purchase gain related to the acquisition of Opnext, a decrease of $24.8 million related to the gain on the sale of the thin film filter business and interleaver product line and $1.5 million from the amortization of deferred gain from sales-leaseback transactions, partially offset by $32.4 million in depreciation and amortization, $5.4 million of expense related to stock-based compensation, $3.6 million related to an impairment charge on an investment and $0.9 million related to the impairment of certain intangibles.
Cash Flows from Investing Activities
Net cash provided by investing activities for the nine months ended March 29, 2014 was $172.3 million, primarily consisting of $93.5 million proceeds from the sale of Zurich Business, $84.6 million from the sale of the Amplifier Business, $2.1 million from the sale of certain assets and a $1.9 million reduction in restricted cash, which were partially offset by $6.1 million used in capital expenditures.

Net cash provided by investing activities for the nine months ended March 30, 2013 was $52.6 million, primarily consisting of $36.1 million cash acquired in the acquisition of Opnext, $26.0 million in proceeds from the sale of the thin film filter business and interleaver product line, and $3.7 million reduction in restricted cash, partially offset by $13.2 million used in capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended March 29, 2014 was $71.1 million, primarily consisting of $65.0 million in repayments on a term loan and our revolving credit facility, and $6.1 million in payments on capital lease obligations.

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
Credit Line and Notes

On March 28, 2014, we entered into a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (the “Bank”) pursuant to which the Bank provided us with a three-year revolving credit facility of up to $40.0 million. Under the Loan Agreement, advances are available based on up to 80 percent of “eligible accounts” as defined in the Loan Agreement. The Loan Agreement has a $10.0 million sub-facility for letters of credit, foreign exchange contracts and cash management services. As of March 29, 2014, there were no amounts outstanding under the Loan Agreement.

On March 14, 2014, we terminated our senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and other lenders (the "Credit Agreement"). As of March 29, 2014, there were no amounts outstanding under the Credit Agreement, other than immaterial amounts attributable to obligations under the Credit Agreement in respect to letters of credit.
As of June 29, 2013, there was $40.0 million outstanding under the Credit Agreement and $25.0 million owed in connection with the Term Loan. As of June 29, 2013, the net carrying value of the liability component of our Convertible Notes was $22.8 million and the estimated fair value of the contingent obligation for the make-whole payment was valued at $0.1 million. During the first quarter of fiscal year 2014, we used part of the proceeds from the sale of the Zurich Business to fully repay our outstanding balance under the Credit Agreement and the Term Loan. During the second quarter of fiscal year 2014, the holders of the Convertible Notes exercised their rights to exchange the Convertible Notes for our common stock, plus a make-whole payment.
See Note 7, Credit Line and Notes for additional information regarding the Loan Agreement, Credit Agreement, Term Loan and Convertible Notes. At March 29, 2014 and June 29, 2013, there was immaterial amounts in outstanding standby letters of credit secured under the Credit Agreement. These letters of credit expire in June 2015.
Future Cash Requirements

As of March 29, 2014, we held $122.3 million in cash and short-term investments, comprised of $117.4 million in cash and cash equivalents, $4.7 million in restricted cash and $0.2 million of short-term investments; and we had working capital of $196.2 million.

On September 12, 2013, we completed the sale of our Zurich Business under which we expect to receive $6.0 million in additional proceeds which are subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims. On November 1, 2013, we completed the sale of our Amplifier Business under which we expect to receive $4.0 million in additional proceeds which are subject to hold-back by II-VI until December 31, 2014 to address any post-closing claim.

We currently expect that we will expend approximately an additional $12.0 million to $17.0 million in cash during the next twelve months to reduce our accounts payable. With our current cash and cash equivalent balances, we believe that we have sufficient funds to support our operations through the next 12 months, including costs associated with the implementation of our restructuring activities.

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

We have incurred significant operating losses and generated negative cash flows for fiscal year 2013, the first three quarters of fiscal year 2014 and anticipate that our net loss for the remaining fiscal year 2014 could be substantial. The continued operation of our business is dependent upon our achieving cash flows expected to be generated from the execution of our current operating plan, including anticipated restructuring plans.

For additional information on the risks we face related to future cash requirements, see Item 1A. Risk Factors under “— Risks Related to Our Business — We have a history of large operating losses and we may not be able to achieve profitability in the future and maintain sufficient levels of liquidity.”

As of March 29, 2014, $94.4 million of the $117.4 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not include repatriation of these funds.
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
INTEREST RATES
We finance our operations through a mixture of issuances of equity securities, finance leases, working capital and by drawing on our Credit Agreement. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed under our Credit Agreement and through our capital leases. At March 29, 2014, we had $10.9 million under capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense by $0.1 million.
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
As of March 29, 2014, our U.K. subsidiary had $10.7 million, net, in U.S. dollar denominated operating intercompany payables, $46.7 million in U.S. dollar denominated accounts receivable and payable, net, related to sales to external customers and purchases from suppliers, and $68.8 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $10.5 million (U.S. dollar strengthening), or loss of $10.5 million (U.S. dollar weakening) on the translation of these receivables and other cash balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
As of March 29, 2014, our Japan subsidiary had $45.6 million, net, in U.S. dollar denominated operating intercompany payables, $13.3 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $5.7 million in U.S. dollar denominated cash and restricted cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $5.3 million (U.S. dollar weakening), or loss of $5.3 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
BANK LIQUIDITY RISK
As of March 29, 2014, we have approximately $117.4 million in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2014. The term “disclosure controls and procedures,” as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 29, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.
As disclosed in our Annual Report on Form 10-K for the year ended June 29, 2013, we identified a material weakness in our internal control over financial reporting such that our disclosure controls and procedures related to accounting for the purchase of the Opnext acquisition were not effective. Over the past several quarters, we implemented enhancements to our internal controls over financial reporting, including hiring finance personnel and adding oversight for the accounting of acquisitions and dispositions. Our remediation efforts, including the testing of these controls, will continue throughout our fiscal year 2014. We expect that the material weakness will be remediated during fiscal year 2014 once these controls have been operational for a sufficient period of time to allow management to conclude that these controls are operating effectively.
Notwithstanding the ineffectiveness of our disclosure controls and procedures as of March 29, 2014 and the material weakness in our internal control over financial reporting that existed as of that date as described above, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the condensed consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with U.S. GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.
Except as noted in the preceding paragraph, there was no change in our internal control over financial reporting during the three months ended March 29, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Specific Matters
On October 23, 2013, Xi’an Raysung Photonics Inc., or Raysung, filed a civil suit against our wholly-owned subsidiary, Oclaro Technology (Shenzhen) Co., Ltd. (formerly known as Bookham Technology (Shenzhen) Co., Ltd.), or Oclaro Shenzhen, in the Xi’an Intermediate People’s Court in Shaanxi Province of the People’s Republic of China, or the Xi’an Court. The complaint filed by Raysung alleges that Oclaro Shenzhen terminated its purchase order pursuant to which Raysung had supplied certain products and was to supply certain products to Oclaro Shenzhen.
Raysung has requested the court award damages of approximately $0.8 million (equivalent to RMB 4,796,531), and requested that Oclaro Shenzhen take the finished products that are now stored in Raysung’s warehouse (the value of the finished product is approximately, $2.2 million, (equivalent to RMB 13,505,162) and requested that Oclaro Shenzhen pay its court fees in connection with this suit.
The Xi’an Court delivered an Asset Preservation Order which was served on Oclaro Shenzhen and the local Customs office. According to the Asset Preservation Order, Oclaro Shenzhen was ordered to maintain approximately $2.4 million (equivalent to RMB 15,000,000) or assets equivalent to the said amount during the litigation process, and the Customs office was ordered to restrict Oclaro Shenzhen's equipment from being exported before the Asset Preservation Order is lifted. On November 11, 2013, Oclaro Shenzhen entered into a settlement agreement. Under the terms of this settlement agreement, Oclaro Shenzhen agreed to pay $500,000 in payment of invoices for certain materials to Raysung and to work with Raysung to requalify it as a vendor for certain Oclaro Shenzhen manufacturing requirements, in consideration of which Raysung agreed to submit the settlement agreement to the Xi’an Court so it could issue a civil mediation agreement, apply for a discharge of the Asset Preservation Order and waive the right to bring any legal actions against Oclaro Shenzhen relating to these matters. Oclaro Shenzhen performed its obligations under the settlement agreement, however, on January 15, 2014, Raysung applied to the Xi’an Court to terminate the settlement agreement and add Oclaro, Inc. as a co-defendant in the original civil suit.

On March 26, 2014, the Xi’an Court froze approximately $2.4 million (equivalent to RMB 15 million) of cash held in Oclaro Shenzhen’s bank account in China. The next scheduled hearing before the Xi’an Court is on June 11, 2014. Oclaro, Inc. and Oclaro Shenzhen believe that they have meritorious defenses to the claims made by Raysung and intend to defend this litigation vigorously.
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
On September 3, 2013, the parties agreed to settle the Westley, Moskal, and In re Oclaro Derivative matters for a total of $3.95 million, plus certain corporate governance changes. The money will be paid entirely by our directors and officers liability insurance carriers. Any fees awarded to the plaintiffs in these actions, or their respective counsel, will be included in this amount. By Order dated May 5, 2014, the Court in each of the Westley, Moskal, and In re Oclaro Derivative matters preliminarily approved the settlement. The settlement is subject to final court approval.
On May 27, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court alleging that certain laser diode modules sold by Furukawa infringe Opnext Japan’s Japanese patent No. 3,887,174. Opnext Japan was seeking an injunction as well as damages in the amount of 100.0 million Japanese yen.
On August 5, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court alleging that certain integratable tunable laser assemblies sold by Furukawa infringe Opnext Japan’s Japanese patent No. 4,124,845. Opnext Japan was seeking an injunction as well as damages in the amount of 200.0 million Japanese yen.
On March 25, 2014, the outstanding patent litigation between Opnext Japan and Furukawa was settled by court recorded settlement before the Tokyo District Court on terms agreed to by both parties. In addition, Oclaro, Inc. and Furukawa entered into a separate out of court settlement agreement dated March 30, 2014.
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
Beginning in June 2013, we have announced a series of events, transactions and restructuring plans, which have had a significant impact on our business. Among other things, we sold our Zurich and Amplifier Businesses and announced a restructuring plan to focus our business on our core competencies. While we believe these events, transactions and plans will have a positive impact on our financial condition and results of operations, these changes will result in at least a significant near-term reduction in our revenues, could lead to a disruption in our operations and employee morale, could lead to unplanned attrition of employees, and adversely affect our ability to attract highly skilled employees. In addition, many of our senior management are relatively new. Since June 2013, we have appointed a new Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, and have hired a new head of Worldwide Sales, a new General Counsel, a new Principal Accounting Officer and a new President of our Integrated Photonics Division. We have also decreased the size of our Board of Directors from nine to seven. It is important to our success that our Chief Executive Officer continues building an effective management team and global organization. It may take some time for each of the new members of our management team to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results. If we experience these or other adverse consequences, fail to manage these transitions, do not find and retain experienced management personnel, or are otherwise unable to realize the expected benefits of our restructuring plan, our business, results of operations and financial condition would be materially and adversely affected and we may not be able to continue as a going concern over the long term.
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
The markets for our products are characterized by changing technology and continuing process development. The future of our business will depend in large part upon the continuing relevance of our technological capabilities, and our ability to introduce new products that address our customers’ requirements for more cost-effective bandwidth solutions. Our inability to successfully launch or sustain new or next generation programs or product features that anticipate future market trends could materially adversely affect our financial results. We may also encounter competition from new or revised technologies that render our products less profitable or obsolete in our chosen markets, and our operating results may suffer. Furthermore, we cannot assure you that we will introduce new or next generation products in a timely manner, that these products will gain market acceptance, or that new product revenues will increase at a rate sufficient to replace declining legacy product revenues, and failure to do so could materially affect our operating results.
We have a history of large operating losses. We may not be able to achieve profitability in the future and as a result we may not be able to maintain sufficient levels of liquidity.
We have historically incurred losses and negative cash flows from operations since our inception. As of March 29, 2014, we had an accumulated deficit of $1,273.5 million. We incurred a loss from continuing operations of $90.8 million and negative cash flows from operations of $65.4 million during the nine months ended March 29, 2014, and we incurred net losses for the years ended June 29, 2013, June 30, 2012 and July 2, 2011 of $122.7 million, $66.5 million and $46.4 million, respectively.
As of March 29, 2014, we held $122.3 million in cash and short-term investments, comprised of $117.4 million in cash and cash equivalents, $4.7 million in restricted cash and $0.2 million of short-term investments; and we had working capital, including cash, of $196.2 million. At March 29, 2014, we had debt of $10.9 million, consisting of capital leases. During fiscal year 2013 and 2014, we executed a number of financing transactions in order to generate funds to help sustain our operations: we sold our interleaver and thin film filter business, we expanded our line of credit, we executed a convertible debt transaction and in the third quarter of fiscal year 2013, we began to evaluate and execute sales of product lines in order to generate additional capital. On May 6, 2013, we secured a short term loan from Providence Equity of $25.0 million (with net proceeds to us of $20.5 million after discounts and expenses) as a bridge to the conclusion of certain asset sales. In order to obtain the short term loan, we amended our Credit Agreement to add Providence as a term lender. In connection with this amendment, we agreed to complete certain asset sales and use the proceeds to repay amounts we have borrowed under the Credit Agreement by July 15, 2013. On August 21, 2013, we amended our Credit Agreement to extend the time frame within which we must complete such asset sales to make such repayments to September 2, 2013. The corresponding sale of our Zurich Business to II-VI was closed on September 12, 2013. We received proceeds of $90.6 million in cash on September 12, 2013 and an additional $2.9 million subject to a potential post-closing working capital adjustment, which was calculated based on the level of working capital in the Oclaro Switzerland GmbH subsidiary at the September 12, 2013 close versus a target based on working capital at June 29, 2013. We will also receive $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims. We also received $5.0 million for a 30 day option to sell our Amplifier Business for $88.0 million inclusive of the option amount. On November 1, 2013, we sold our Amplifier Business to II-VI and certain of its affiliates for $88.6 million in cash, consisting of $79.6 million in cash, subject to inventory valuation adjustments after closing, and $4.0 million, subject to hold-back by II-VI until December 31, 2014 to address any post-closing claims. In accordance with the option agreement we entered into with II-VI, the $5.0 million paid by II-VI was credited against the $88.6 million purchase price for the Amplifier Business.
Following the sale of the Zurich Business, we repaid all amounts outstanding under the Credit Agreement as required. The event of default resulting from not completing the sale of the Zurich Business on September 2, 2013 was waived on September 26, 2013. This waiver eliminated the requirement for the Agent and Lenders to make any advances, issue any letters of credit or provide any other extension of credit until the Agent and Lenders agree otherwise and prevents us from exercising any right or action set forth in the applicable loan documents that is conditioned on the absence of any event of default. If the Agent and Lenders do not agree to make amounts under the Credit Agreement available to us within 30 days of the waiver (or such later time as the Agent agrees), then the Agent and Lenders will have the option to immediately terminate the Credit Agreement. On March 14, 2014, we terminated the Credit Agreement. On March 28, 2014, we entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which the Bank provided us with a three-year revolving credit facility of up to $40.0 million. Under the Loan Agreement, advances are available based on up to 80 percent of “eligible accounts” as defined in the Loan Agreement.
The optical communications industry is subject to significant operational fluctuations. In order to remain competitive we incur substantial costs associated with research and development, qualification, production capacity and sales and marketing activities in connection with products that may be purchased, if at all, long after we have incurred such costs. In addition, the rapidly changing industry in which we operate, the length of time between developing and introducing a product to market, frequent changing customer specifications for products, customer cancellations of products and general down cycles in the industry, among other things, make our prospects difficult to evaluate. We are not generating positive cash flow from operations, and it is possible that we may not (i) generate sufficient positive cash flow from operations; (ii) raise funds through the issuance of equity, equity-linked or convertible debt securities; (iii) be able to draw advances under our Loan Agreement in the future or repay any such amounts; (iv) conclude additional strategic dispositions or similar transactions; or (v) otherwise have sufficient capital resources to meet our future capital or liquidity needs. We believe it is prudent to undertake additional restructuring activities to reduce our cost base and lower our operating income break-even level, which activities will also be financed from our existing financial resources. There are no guarantees we will be able to generate additional financial resources beyond our existing balances.
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
We may not be able to maintain or improve our gross margins, due to slow introductions of new products, failure to effectively cost reduce existing products, the potential for future macroeconomic or market volatility reducing sales volumes, changes in customer demand (including a change in product mix between different areas of our business) and pricing pressure from increased competition or other factors. We are attempting to reduce our product costs and improve our product mix to offset price competition and erosion expected in most product categories, but there is no assurance that we will be successful. Our gross margins can also be adversely impacted for reasons including, but not limited to, fixed manufacturing costs that would not be expected to decrease in proportion to any decrease in revenues; unfavorable production yields or variances; increases in costs of input parts and materials; the timing of movements in our inventory balances; warranty costs and related returns; changes in foreign currency exchange rates; possible exposure to inventory valuation reserves; the sale of the Zurich and Amplifier Businesses, including procuring certain parts that were previously internally sourced; and failure to realize benefits of the transfer of certain manufacturing functions to Venture Corporation Limited (Venture). Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations.
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
The market for optical components and modules is highly competitive and this competition could result in our existing customers moving their orders to our competitors. We are aware of a number of companies that have developed or are developing optical component products, including tunable lasers, pluggables, and thin film filter products, among others, that compete directly with our current and proposed product offerings.
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
Most of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Our manufacturing lines have passed our qualification standards, as well as our technical standards. However, our customers also require that our manufacturing lines pass their specific qualification standards and that we, and any subcontractors that we may use, be registered under international quality standards. In addition, we have in the past, and may in the future, encounter quality control issues as a result of relocating our manufacturing lines or introducing new products to fill production. We may be unable to obtain customer qualification of our manufacturing lines or we may experience delays in obtaining customer qualification of our manufacturing lines. Such delays or failure to obtain qualifications would harm our operating results and customer relationships. To the extent we introduce new contract manufacturing partners and move any production lines from existing internal or external facilities the new production lines will likely need to be re-qualified with customers. Exposures to these risks could increase materially during the transition of certain of our Shenzhen product lines to Venture in Malaysia.
We may experience low manufacturing yields.
Manufacturing yields depend on a number of factors, including the volume of production due to customer demand and the nature and extent of changes in specifications required by customers for which we perform design-in work. Higher volumes due to demand for a fixed, rather than continually changing, design generally results in higher manufacturing yields, whereas lower volume production generally results in lower yields. In addition, lower yields may result, and have in the past resulted, from commercial shipments of products prior to full manufacturing qualification to the applicable specifications. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs, introduction of new product lines and changes in contract manufacturers have historically caused, and may in the future cause, significantly reduced manufacturing yields, resulting in low or negative margins on those products. Moreover, an increase in the rejection rate of products during the quality control process, before, during or after manufacture, results in lower yields and margins. Finally, manufacturing yields and margins can also be lower if we receive or inadvertently use defective or contaminated materials from our suppliers. Any reduction in our manufacturing yields will adversely affect our gross margins and could have a material impact on our operating results.
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
For instance, during fiscal year 2012 and 2013, we incurred $6.0 million and $5.1 million in restructuring charges, respectively, in connection with the transition of certain portions of our Shenzhen, China assembly and test operations to Venture, and expect to incur an additional $2.0 million and $3.0 million in restructuring charges over the remaining transition period. During the year ended June 29, 2013, we incurred $12.1 million in restructuring charges in connection with the acquisition and integration of Opnext, and expect to incur additional restructuring charges related to this plan over the next few quarters.
There is risk in executing the transition of certain portions of our Shenzhen assembly and test operations, and in executing to the corresponding long term supply agreement, with Venture, and we may not realize the anticipated benefits from either.
In March 2012, we entered into a definitive agreement with Venture to transfer our Shenzhen final assembly and test operations to Venture’s Malaysia facility in a phased and gradual transfer of products over a period of three years. In conjunction with this agreement, we entered into a five-year supply agreement with Venture to manufacture and supply us with certain products that were previously manufactured at our Shenzhen facility. There can be no assurance that the transition of portions of our Shenzhen assembly and test operations and the corresponding long term supply agreement with Venture will result in the benefits that we expect, or that revenues will not be adversely impacted during the transition period.
In addition, there is significant risk in our ability to execute stages of this transfer without negative impacts on production output, delivery to customer requests, quality and customer service in general. Revenues could be adversely impacted if production output falls short of expectations during the transfer or if customer service is perceived to be inadequate.
On March 28, 2012, shortly after announcing this agreement, certain of our employees in Shenzhen initiated a work stoppage up to and including April 4, 2012. Although we negotiated a resolution to this work stoppage, there can be no assurance that work stoppages will not arise in the future having a material adverse impact on our production output and/or the levels and gross margins of the corresponding product revenues supported by the production output, and/or increasing the net costs of executing the transfer to Venture or of continuing the remaining operations in Shenzhen. Any such work stoppage may adversely impact our revenues and our ability to deliver products to our customers. In addition, our recent sale of the Zurich and Amplifier Businesses, and our commitment to provide manufacturing services for the buyer using our Shenzhen facility and personnel, could potentially have an impact on corresponding employee relations in Shenzhen and impact our ability to deliver products to our customers.
Delays, disruptions or quality control problems in manufacturing could result in delays in product shipments to customers and could adversely affect our business.
We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors. As a result, we could incur additional costs that would adversely affect our gross margins, and our product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputation. Furthermore, even if we are able to deliver products to our customers on a timely basis, we may be unable to recognize revenues at the time of delivery based on our revenue recognition policies. Exposures to these risks could increase during the transition of portions of our Shenzhen product lines to Venture Malaysia over what is anticipated to be a two to three year period, and with regards to any product line manufacturing transitions associated with our integration of Opnext.
Our results of operations may suffer if we do not effectively manage our inventory, and we may continue to incur inventory-related charges.
We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. Accurately forecasting customers’ product needs is difficult. Some of our products and supplies have in the past, and may in the future, become obsolete or deemed excess while in inventory due to rapidly changing customer specifications or a decrease in customer demand. We also have exposure to contractual liabilities to our contract manufacturers for inventories purchased by them on our behalf, based on our forecasted requirements, which may become excess or obsolete. Our inventory balances also represent an investment of cash. To the extent our inventory turns are slower than we anticipate based on historical practice, our cash conversion cycle extends and more of our cash remains invested in working capital. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off non-saleable or obsolete inventory. We have from time to time incurred significant inventory-related charges. Any such charges we incur in future periods could materially and adversely affect our results of operations. As part of the transition of portions of our Shenzhen manufacturing facility to Venture, we may need to invest in additional inventories during the corresponding transition period, and in the future may be exposed to contractual liabilities to Venture for inventories purchased by them on our behalf.
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
We periodically engage in currency hedging transactions in an effort to cover some of our exposure to U.S. dollar to U.K. pound sterling currency fluctuations, and we may be required to convert currencies to meet our obligations. We expect, in the future, to enter into similar hedging transactions in an effort to cover some of our exposure to U.S. dollar to Japanese yen currency fluctuations. These transactions may not operate to fully hedge our exposure to currency fluctuations, and under certain circumstances, these transactions could have an adverse effect on our financial condition.

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
From time to time we consider divestitures of product lines or portions of our assets in order to streamline our business, focus on our core operations and raise cash. For example, on September 12, 2013, we sold our Zurich Business to II-VI and on November 1, 2013, we sold our Amplifier Business to II-VI (See Note 5, Business Combinations and Dispositions, elsewhere in this Quarterly Report on Form 10-Q for further details). In connection with these divestitures, we entered into transition service, manufacturing service and supply agreements with II-VI to facilitate the ownership transition, collectively referred to as “transition agreements.” Pursuant to these transition agreements, we continue to manufacture certain products for II-IV, we host certain IT infrastructure for II-IV and we perform certain administrative functions for II-VI. From time to time, substantial amounts of executive resources have been diverted from our core ongoing business to manage these transitions. For each of these divestitures, a material portion of the purchase price was held back by II-VI to address post-closing claims, including claims related to our performance of the transition agreements. Although we received a portion of the holdback from the sale of the Zurich Business during the third fiscal quarter, significant amounts of the Zurich Business hold back and the Amplifier Business holdback could be affected by our ability to properly discharge our transition agreement obligations. In order to perform under these transition agreements, on an interim basis, we have been required to retain certain employees and contractors, continue operating certain facilities, dedicate certain manufacturing capacity and maintain certain supplier agreements that have added additional costs and delayed our ability to fully restructure our operations to efficiently focus on our core ongoing business. If we fail to perform under these transition agreements, or if we do not successfully execute the restructuring of our operations after our transition agreement obligations have been fulfilled, our financial condition and results of operations could be harmed.
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
If we raise funds through the issuance of equity, equity-linked or convertible debt securities, our stockholders may be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of securities held by existing stockholders. If we raise funds through the issuance of debt instruments, such as we did in 2013 when we issued convertible debt, the agreements governing such debt instruments may contain covenant restrictions that limit our ability to, among other things: (i) incur additional debt, assume obligations in connection with letters of credit, or issue guarantees; (ii) create liens; (iii) make certain investments or acquisitions; (iv) enter into transactions with our affiliates; (v) sell certain assets; (vi) redeem capital stock or make other restricted payments; (vii) declare or pay dividends or make other distributions to stockholders; and (viii) merge or consolidate with any entity. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, develop or enhance our products, or otherwise respond to competitive pressures and operate effectively could be significantly limited.
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
We have a complex multinational tax structure with multiple types of intercompany transactions, and our allocation of profits and losses among us and our subsidiaries through our intercompany transfer pricing agreements is subject to review by the Internal Revenue Service and other tax authorities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are also subject to periodic examination of our income tax returns and related transfer pricing documentation by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our operating results and financial condition.
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
Our intellectual property portfolio is an important corporate asset. The steps we have taken and may take in the future to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. We cannot assure you that our competitors will not successfully challenge the validity of our patents or design products that avoid infringement of our proprietary rights with respect to our technology. There can be no assurance that other companies are not investigating or developing other similar technologies, that any patents will be issued from any application pending or filed by us, or that, if patents are issued, that the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, we cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights under those patents will provide a competitive advantage to us or that our products and technology will be adequately covered by our patents and other intellectual property. Further, the laws of certain regions in which our products are or may be developed, manufactured or sold, including Asia-Pacific, Southeast Asia and Latin America, may not be enforceable to protect our products and intellectual property rights to the same extent as the laws of the United States, the U.K. and continental European countries. This is especially relevant since we have transferred our assembly and test operations and chip-on-carrier operations, including certain engineering-related functions, to Shenzhen, China, and have recently signed an agreement to transition portions of these assembly and test operations to Venture in Malaysia.
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
Employee turnover in China is high due to the intensely competitive and fluid market for skilled labor. To operate our Shenzhen facility under these conditions, we need to continue to hire direct manufacturing personnel, administrative personnel and technical personnel; obtain and retain required legal authorization to hire such personnel; and incur the time and expense to hire and train such personnel. On March 28, 2012, shortly after announcing our agreement with Venture to transition certain manufacturing operations, certain of our employees in Shenzhen initiated a work stoppage. The work stoppage impacted our Shenzhen manufacturing capabilities temporarily up to and including April 4, 2012. Revenues for the three months ended March 31, 2012 were adversely impacted by approximately $4.0 million due to the work stoppage.
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
We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. We currently also depend on a limited number of contract manufacturers, principally Fabrinet in Thailand, to manufacture certain of our products. We will also increasingly depend on Venture as we transfer portions of our Shenzhen assembly and test operations in a phased and gradual transfer of products to Venture. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers other than Fabrinet and Venture, therefore, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Some of our suppliers that may be small or undercapitalized may experience financial difficulties that could prevent them from supplying us materials and equipment. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shut downs due to circumstances beyond their control such as earthquakes, floods, fires, political unrest or other natural disasters.

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
Any supply deficiencies relating to the quality or quantities of materials or equipment we use to manufacture our products could materially and adversely affect our ability to fulfill customer orders and our results of operations. Lead times for the purchase of certain materials and equipment from suppliers have increased and in some cases have limited our ability to rapidly respond to increased demand, and may continue to do so in the future. To the extent we introduce additional contract manufacturing partners, introduce new products with new partners and/or move existing internal or external production lines to new partners, we could experience supply disruptions during the transition process. In addition, due to our customers’ requirements relating to the qualification of our suppliers and contract manufacturing facilities and operations, we cannot quickly enter into alternative supplier relationships, which prevents us from being able to respond immediately to adverse events affecting our suppliers.
Our business and results of operations may continue to be negatively impacted by general economic, financial market conditions and market conditions in the industries in which we operate, and such conditions may increase the other risks that affect our business.
Over the past few years, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, and rating downgrades of investments. In light of these economic conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for our products. It is possible that economic conditions could result in further setbacks, and that these customers, or others, could as a result significantly reduce their capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. These conditions have contributed materially and adversely affected the market conditions in the industries in which we operate, and have had a material adverse impact on our revenues. In addition, the financial downturn affected the financial strength of certain of our customers, including their ability to obtain credit to finance purchases of our products, and could adversely affect additional customers in the future. Our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all. To a large degree, orders from our customers are dependent on demand from telecom carriers around the world. Telecom carrier capital expenditure plans and execution can also be adversely impacted, both in terms of total spend and in determination of areas of investment within network infrastructures, by global and regional macroeconomic conditions.
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
Sales of our products could decline if customer and/or supplier relationships are disrupted by our recent divestiture activities.
Our customers may not continue their historical buying patterns. Customers may defer purchasing decisions as they evaluate our financial strength, the likelihood of successful divestiture of our products and our future product strategy, or consider purchasing products of our competitors.
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
The sale of the Zurich and Amplifier Businesses, and any future strategic disposition of assets or businesses or reduction in the number of our locations involve numerous risks, including: (i) potential disruption of our ongoing business and distraction of management; (ii) difficulty segregating assets or businesses to be disposed of or consolidated; (iii) exposure to unknown, contingent or other liabilities, including litigation arising in connection with the disposition; (iv) changing our business profile in ways that could have unintended negative consequences; (v) the failure to achieve anticipated benefits, (vi) accounting charges that may affect our financial condition and results of operations; (vii) significant fluctuations in our revenues and operating results; (viii) our ability to support manufacturing services and transition services and the risk to the rest of our business resulting from resources focusing on those services; and (ix) with respect to the sale of the Zurich Business, (A) our ability to support the buyer’s transition from Shenzhen; and (B) the ability of the buyer to supply us with 980 nm pumps. We expect the completion of these asset sales to cause a decrease in our total revenues during 2014 compared to 2013, which will adversely impact our operating results for this period. Additional asset sales that we may consider in the future could cause us to face similar risks, which could weaken our financial condition and adversely impact our operating results.
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
When the market price of a stock experiences a sharp decline, as our stock price recently has, holders of that stock have often brought securities class action litigation against the company that issued the stock. Several securities class action lawsuits have been filed against us and certain of our current and former officers and directors. Other class action lawsuits have been initiated against Opnext, us and certain of our respective current and former officers and directors as purported derivative actions. The securities class action complaints allege violations of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the Securities and Exchange Commission. Each purported derivative complaint alleges, among other things, counts for breaches of fiduciary duty, waste, and unjust enrichment. For a description of these lawsuits, see Part II, Item 1 – Legal Proceedings of this Quarterly Report on Form 10-Q. Although settlements recently have been preliminarily approved with respect to these lawsuits, the settlements may not be finally approved by the court. If this were to occur, the lawsuits would likely continue to divert the time and attention of our management and cause us to incur significant expense in defending against the litigation. In addition, if these suits are resolved in a manner adverse to us, the damages we could be required to pay may be substantial and could have an adverse impact on our results of operations and our ability to operate our business.
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
In connection with our acquisition of Xtellus, during the first quarter of fiscal year 2012 we issued 0.9 million shares of our common stock to settle our escrow liability. In connection with our acquisition of Mintera, during the second quarter of fiscal year 2012, we issued 0.8 million shares of our common stock to pay portions of the 12 month earnout obligations. In connection with our acquisition of Opnext, during the first quarter of fiscal year 2013, we issued 38.4 million shares of our common stock. In addition, during the second quarter of fiscal year 2014, we issued 13.5 million shares of our common stock in connection with the exercise of the Convertible Notes. In May 2013, we also issued 1.8 million warrants to purchase our common stock at an exercise price of $1.50 per share in connection with the Term Loan we received in May 2013 (See Note 7, Credit Line and Notes elsewhere in this Quarterly Report on Form 10-Q for further details). On May 2, 2014, these warrants were exercised, resulting in the issuance of 978,457 shares of our common stock. The issuance of these shares and their subsequent sale will dilute our existing stockholders and could potentially have a negative impact on our stock price.
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
We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anti-corruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. We have manufacturing operations in China and other jurisdictions, many of which pose elevated risks of anti-corruption violations, and we export our products for sale internationally. This puts us in frequent contact with persons who may be considered “foreign officials” under the FCPA, resulting in an elevated risk of potential FCPA violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.

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
As of March 29, 2014, we had $8.9 million in other intangible assets and $53.3 million of property and equipment, net on our condensed consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the other intangible assets and the implied fair value of the other intangible assets in the period in which such determination is made. The testing of other intangible assets for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.
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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize

OCLARO, INC. (Registrant)

Date: May 8, 2014	By:	/s/ GREG DOUGHERTY
Greg Dougherty Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2014	By:	/s/ PETE MANGAN
Pete Mangan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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
10.1(2)
Oclaro, Inc. Fourth Amended and Restated 2001 Long-Term Stock Incentive Plan (previously filed as Annex A to our Proxy Statement for our 2013 Annual Meeting of Stockholders on November 26, 2013 and incorporated herein by reference.)

10.2(1)(3)	Loan and Security Agreement, dated March 28, 2014, by and among Oclaro, Inc., Oclaro Technology Ltd. and Silicon Valley Bank
10.3(1)	Unconditional Guaranty, dated March 28, 2014, by and among Oclaro, Inc., Oclaro Technology Ltd. and Silicon Valley Bank
10.4(1)(2)	Offer Letter of Richard Craig, President, Integrated Photonics Division, dated April 21, 2014
31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.

(3)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.