Form 10-K
period 2014-06-28
OCLARO, INC.
filed 2014-09-10
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED June 28, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $264,295,476 based on the last reported sale price of the registrant’s common stock on December 28, 2013 as reported by the NASDAQ Global Select Market ($2.54 per share). As of September 5, 2014, there were 108,681,108 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders, which will be filed on or before October 27, 2014. With the exception of the sections of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders specifically incorporated herein by reference, the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders is not deemed to be filed as part of this Form 10-K.

OCLARO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 28, 2014

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target,” “model,” “may” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) our dependence on a limited number of customers for a significant percentage of our revenues, (ii) our ability to maintain strong relationships with certain customers, (iii) the effects of fluctuating product mix on our results, (iv) our ability to timely develop, commercialize and ramp into volume new products, (vi) competition and pricing pressure, (vii) our ability to meet or exceed our gross margin expectations, (viii) our ability to maintain or increase our cash reserves and obtain debt or equity-based financing on terms acceptable to it or at all, (ix) our future performance and our ability to effectively restructure our operations and business following the sale of our Zurich and Amplifier businesses in accordance with our business plan, (x) our ability to respond to evolving technologies and customer requirements and demands, (xi) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do, (xii) our ability to effectively and efficiently transition to an outsourced back-end assembly and test model, (xiii) our ability to timely capitalize on any increase in market demand, (xiv) the potential inability to realize the expected benefits of asset dispositions, (xv) the sale of businesses which may or may not arise in connection with executing our restructuring plans, including without limitation the pending divestiture of Oclaro’s industrial and consumer business to Ushio Opto, (xvi) our ability to reduce costs and operating expenses, (xvii) increased costs related to downsizing and compliance with regulatory and legal requirements in connection with such downsizing, (xviii) the risks associated with our international operations, (xix) the impact of continued uncertainty in world financial markets and any resulting reduction in demand for our products, (xx) the outcome of tax audits or similar proceedings, (xxi) the outcome of pending litigation against the company, and other factors described in other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and the documents incorporated herein by reference.
As used herein, “Oclaro,” “we,” “our,” and similar terms include Oclaro, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I
Item 1. Business
Overview of Oclaro
During our fiscal year 2014, we were one of the leading providers of optical components, modules and subsystems for the core optical transport, service provider, wireless backhaul, enterprise and data center markets. Leveraging over three decades of laser technology innovation, photonic integration, and subsystem design, we provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, voice over IP, Software as a Service ("SaaS") and other bandwidth-intensive and high-speed applications.
Our customers include ADVA Optical Networking ("ADVA"); Alcatel-Lucent; Ciena Corporation ("Ciena"); Cisco Systems, Inc. ("Cisco"); Coriant GmbH ("Coriant"); Fujitsu Limited ("Fujitsu"); Huawei Technologies Co. Ltd ("Huawei"); Juniper Networks, Inc. ("Juniper"); Telefonaktiebolaget LM Ericsson ("Ericsson") and ZTE Corporation ("ZTE").
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
Our principal executive offices are located at 2560 Junction Avenue, San Jose, California 95134, and our telephone number at that location is (408) 383-1400. We maintain a web site with the address www.oclaro.com. Our web site includes links to our Code of Business Conduct and Ethics and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters. We did not waive any provisions of our Code of Business Conduct and Ethics during the year ended June 28, 2014. We are not including the information contained in our web site or any information that may be accessed through our web site as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Any document we file with the SEC, may be inspected, without charge, at the SEC’s public reference room at 100 F Street NE, Washington, D.C. 20549 or may be obtained by calling the SEC at 1-800-SEC-0330 or at the SEC’s internet address at http://www.sec.gov (the information contained in the SEC’s website is not intended to be a part of this filing).
Recent Developments
Business Combinations and Dispositions
On August 5, 2014, Oclaro Japan, Inc., our wholly-owned subsidiary, entered into a Master Separation Agreement (“MSA”) with Ushio Opto Semiconductors, Inc. (“Ushio Opto”) and Ushio, Inc. (“Ushio”), whereby Ushio Opto agreed to acquire the industrial and consumer business of Oclaro Japan located at its Komoro, Japan facility (the “Komoro Business”), by means of an absorption-type demerger under the Japanese Companies Act (such transaction, the “Transaction”). Consideration for the Transaction will consist of 1.85 billion Japanese yen (approximately $18.0 million based on the exchange rate on August 5, 2014) in cash, of which 1.6 billion Japanese yen (approximately $15.6 million based on the exchange rate on August 5, 2014) will be paid at the closing and 250 million Japanese yen (approximately $2.4 million) will be paid into escrow and released to Oclaro Japan upon the earlier of six months after the closing or the completion by Oclaro Japan of certain transition services, subject to a net asset valuation adjustment post-closing and after deduction for any indemnification amounts determined to be owed to Ushio Opto prior to release of the funds from escrow.
On November 1, 2013, we sold our optical amplifier and micro-optics business (the “Amplifier Business”) to II-VI Incorporated ("II-VI"). We received proceeds of $88.6 million, consisting of $79.6 million in cash which was received on November 1, 2013, $4.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing claims and $5.0 million related to the exclusive option, which was received on September 12, 2013 and was credited against the purchase price upon closing of the sale. We entered into certain transition service and manufacturing service agreements to allow the Amplifier Business to continue operations during the ownership transition. Both parties provided customary and reciprocal representations, warranties and covenants in the Asset Purchase Agreement.
On September 12, 2013, we sold our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business (the “Zurich Business”) to II-VI. We received proceeds of $90.6 million in cash on September 12, 2013, and $2.9 million in cash during the third quarter of fiscal year 2014 which related to a final settlement of the post-closing working capital adjustment. We will also receive an additional $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims. In addition, we retained approximately $14.7 million in accounts receivable related to the Zurich Business and approximately $9.6 million of supplier and employee related payables related to the Zurich Business which were not included in the Zurich subsidiary. As part of the agreement, II-VI purchased our Swiss subsidiary, which includes its GaAs fabrication facility, and also the corresponding high power laser diodes, VCSEL and 980 nm pump laser product lines, including intellectual property, inventory, equipment and a related research and development facility in Tucson, all of which are associated with the Zurich Business. As part of the transition services agreement, during fiscal year 2014, we temporarily supplied II-VI with back-end manufacturing of the 980 nm pump and certain high power laser diode products from our Shenzhen, China manufacturing facility. Also, as part of the agreement, II-VI purchased certain pieces of equipment which are located in our Caswell facility. We continue to operate this equipment on behalf of II-VI, and provide certain wafer processing services in Caswell as part of an ongoing manufacturing services agreement.
Credit and Loan Agreements
In connection with Amendment Number Two to the Credit Agreement with PECM Strategic Funding LP and Providence TMT Debt Opportunity Fund II LP ("Term Lenders"), and as further consideration for the term loan, we issued the Term Lenders warrants to purchase shares of our common stock. The holders of the warrants were entitled to exercise the warrants for 1,836,000 shares of common stock at an exercise price equal to $1.50 per share. On May 2, 2014, the holders of the warrants exercised the warrants in full. We delivered 978,457 shares of common stock in connection with the cashless exercise of the warrants, and will not receive any proceeds from the exercise. As previously announced, the offer and sale of the warrants, which were issued on May 6, 2013, was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act as such transaction did not involve a public offering of securities.
On March 14, 2014, we terminated our Credit Agreement with Wells Fargo Capital Finance and certain other lenders. Prior to terminating the Credit Agreement, we repaid all amounts owed to the lenders under the Credit Agreement, other than immaterial amounts attributable to obligations under the Credit Agreement in respect to letters of credit.
On March 28, 2014, we entered into a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (the “Bank”) pursuant to which the Bank provided us with a three-year revolving credit facility of up to $40.0 million. Under the Loan Agreement, advances are available based on up to 80 percent of “eligible accounts” as defined in the Loan Agreement. The Loan Agreement has a $10.0 million sub-facility for letters of credit, foreign exchange contracts and cash management services. Borrowings made under the Loan Agreement bear interest at a rate based on either the London Interbank Offered Rate plus 2.25 percent or Wall Street Journal’s prime rate plus 1.00 percent. If the sum of (a) our unrestricted cash and cash equivalents that are subject to the Bank’s liens less (b) the amount outstanding to the Bank under the Loan Agreement (such sum being “Net Cash”) is less than $15.0 million, then the interest rates are increased by 0.75 percent until Net Cash exceeds $15.0 million for a calendar month. If interest paid under the Loan Agreement is less than $45,000 in any fiscal quarter, we are required to pay the Bank an additional amount equal to the difference between $45,000 and the actual interest paid during such fiscal quarter. The minimum interest payment is in lieu of a stand-by charge. The Loan Agreement contains covenants applicable to us, including a financial covenant that, on a consolidated basis, requires us to maintain a minimum fixed charge coverage ratio of no less than 1.10 to 1.00, if we do not maintain Net Cash of at least $15.0 million, and other customary covenants.
Convertible Notes
On December 19, 2013, the holders of our Convertible Notes exercised their rights to exchange the Convertible Notes for our common stock. The exchange rate for the exchanges was 541.7118 shares of common stock per $1,000 in principal amount of Convertible Notes. We issued 13,542,791 shares of common stock in connection with the exchange, with cash paid in lieu of fractional shares. In addition, pursuant to the terms of the indenture governing the Convertible Notes, we made a redemption exchange make-whole payment of $8.3 million.

Our Business
We are a supplier of core optical network technology to leading telecommunication and data communication equipment companies worldwide. We target telecommunications equipment manufacturers that integrate our optical technology into the systems they offer to the global service providers that are building, upgrading and operating high-performance optical networks. Service providers are increasingly demanding greater levels of network capacity from their telecom equipment suppliers, our customers, in order to meet their rapidly growing network bandwidth requirements. This is primarily being driven by bandwidth intensive applications and devices that are at the access or edge of the network, such as all forms of mobile devices, streaming video, social media, cloud computing and voice over IP. The telecommunications market has started to expand beyond a small number of very large service providers, and is now transitioning to captive networks created solely for in house use by large video services, search engines and companies offering a variety of cloud computing services. We believe that the trend toward an increase in demand for optical solutions, which increase network capacity, is in response to growing bandwidth demand driven by increased transmission of video, voice and data over optical communication networks. Service providers also seek to decrease the total cost of ownership of their networks, and many of our advanced optical solutions, both now and potentially in terms of future optical technologies to enable new network architectures, can provide a level of flexibility and responsiveness that will support these goals by enabling savings in both operational and capital expenses. The rapid development of network infrastructure underway in developing countries is also driving growth in demand for optical solutions. Increasingly, internet service providers with their own wide area networks have similar requirements and are also becoming customers for our optical network products. We design, manufacture and market optical components, modules and subsystems that generate, detect, combine and separate light signals in telecom networks. During fiscal year 2014, we were a leading supplier of optical products at the component level, including tunable lasers, external modulators, integrated lasers and modulators and receivers. During fiscal year 2014, we were also a leading supplier of products at the module and subsystem levels, including transceivers, transponders, and controlled subsystems. Many of our products enable increased flexibility in optical telecom networks, making the networks more dynamic in nature. We supply transmission products at the component level and the module level into 10 gigabits per second (Gb/s), 40 Gb/s and 100 Gb/s telecommunications solutions.
Additionally, in data communications (datacom), enterprises and institutions such as datacenters have grown in complexity as they manage the rapidly escalating demands for increased bandwidth and diverse types of data driven through the consumerization of IT and the transition to SaaS services. These next generation architectures, such as hyperscale datacenters, require very high speed interconnects to support intensive data traffic within and between corporate datacenters. The providers of hyperscale datacenters are upgrading and deploying their own high-speed local, storage and wide-area networks, also called LANs, SANs and WANs, respectively. These deployments increase the ability to utilize high-bandwidth applications that are growing in importance to their organizations and also increase utilization across telecommunications networks as this traffic leaves the LANs, SANs and WANs and travels over the network service providers’ edge and core networks. We are a leading supplier of client-side and short reach optical transceivers at 10 Gb/s, 40 Gb/s, 100 Gb/s and, in some cases, less than 10Gb/s, into data communications and enterprise solutions.

With the increasing demand of mobile connectivity on an ever increasing range of devices, from phones to tablet computers, enabling the consumer to use bandwidth intensive applications such as video streaming requires mobile infrastructure providers to use optical solutions from the mast head to a remote terminal and/or central office. We are a leading supplier of optical transceivers at speeds less than 10Gb/s into the wireless backhaul market.
Within our overall business, we also have specific product lines focused on the design, manufacture, marketing and sale of optics and photonics solutions for select non-telecom markets. These products include (i) high-power lasers targeted at material processing, consumer, medical, industrial and printing markets; and (ii) lower power lasers supplied into mini-projectors, defense products, laser projection, medical systems, display applications, laser printers and barcode scanners.
Competitive Differentiation
We believe that demonstrating the following competitive strengths will continue to be important to maintain and reinforce our position as a leading provider of core optical network components, modules and subsystems:

•
Optical Technology Leadership. We have extensive expertise in optical technologies including optoelectronic semiconductors, electronics design, firmware and software capabilities. Our expertise includes III-V optoelectronic semiconductors utilizing indium phosphide (InP) substrates. As of June 28, 2014, we have over 1,150 patents issued. Our intellectual property (IP) portfolio represents a significant investment in the optical industry over the past 20 years. We believe our commitment to the optical industry and our IP and know-how represents a differentiated value proposition for our customers. We believe that we are positioned as the number one or number two supplier in many of our metro and long-haul telecom product areas.

•
Leading Photonic Integration Capabilities. Photonic integration, which is the combination of multiple functions on one chip, is an important source of differentiation. Photonic integration can reduce the number of component elements, and thus the cost, of a solution, reduce the footprint of the required functionality, reduce the complexity of the corresponding integration of component elements and reduce overall power consumption of the related functionality. Our wafer fabrication facilities and process technologies position us to be a leader in delivering photonic integration. We believe that photonic integration will enable us to capture additional value in the optical network supply chain as customers demand increasing product integration and complexity to build the next generation network.

•
Vertically Integrated Approach. Our wafer fabrication facilities position us to introduce product innovations delivering optical network cost and performance advantages to our customers. We believe that the combination of our in-house control of the product lifecycle process combined with the scalability and flexibility of our contract manufacturers enables us to respond more quickly to changing customer requirements, allowing our customers to reduce the time it takes them to deliver products to market. We operate back-end assembly and test facilities in China and Japan. We believe that our ability to deliver innovative technologies in a variety of vertical form factors, ranging from chip level to module level to subsystem level, allows us to address the needs of a broad base of potential customers regardless of their desired level of product integration or complexity.

•
Flexibility and Responsiveness to Customers. We believe that providing innovative solutions to enhance our customers’ ease of doing business is critical to success, and this is at the core of our strategy. This includes exhibiting high standards of flexibility and quality and the ability to provide products ranging from standard components to advanced subsystems designed in partnership with our customers. We are a leading supplier of optical products at the component level, including tunable lasers, external modulators, integrated lasers and modulators and receivers. We are also a leading supplier of products at the module and subsystem levels, including transceivers, transponders, and controlled subsystems.

Business Strategy
In order to maintain our position as a leading provider of core optical network components, modules and subsystems, we are continuing to pursue the following business strategies:

•
Increase the Focus of Our Business on Our Core Competencies. We do not believe that our recent operating results have been satisfactory. We believe that, in order to have an opportunity to potentially execute a plan that restores us to profitability, we need to reduce our overhead expenses to be more aligned to our recent revenue levels, refine the focus of our research and development efforts into areas where we have the potential for significant technological differentiation, and continue to simplify our operating footprint. For example, in September 2013, we sold our Zurich Business, which simplifies our operating footprint and generated capital for other improvements, and in March 2014 we sold our remaining wavelength selective switch, or WSS, patents. We have also recently deemed our 40G transmission products to be mature and have decreased the corresponding research and development expenditures and/or reallocated the expenditures to product areas with more potential for technology differentiation in high growth markets such as 100 Gb/s.

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

•
Capture Share in New and Emerging Web 2.0 and Data Center Markets. The emerging Datacenter and Web 2.0 markets are one of the fastest growing segments in optical communications, both in terms of capital network equipment investment and growth of high data rate optical transceivers. To support the higher data rates needed, single mode fiber is the connectivity media of choice for greenfield data centers, maximizing the operators’ return on investment. We are ideally placed with our technology to support a broad portfolio of high speed discrete lasers, receivers, optical sub-assemblies and transceivers, and supporting this market segment is a key strategic initiative for us as we move forward.

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

•
Match Global Engineering and Manufacturing Resources with Customer Demands. We believe our global engineering and manufacturing infrastructure enables us to deliver cost-effective solutions for our customers. Our use of contract manufacturers, primarily in Southeast Asia, provides us with an effective cost base and enables us to dynamically manage our production in the face of varying customer demand. We also operate back-end assembly and test facilities in China and Japan. We continually evaluate the capabilities of additional potential contract manufacturing partners to ensure we have a scalable and cost effective manufacturing strategy appropriate for executing to our business objectives over a long-term horizon.

•
In the Future We May Consider the Use of Strategic Investments, Acquisitions and Divestitures to Maintain an Optical Leadership Position. In the short term we expect to focus our strategy on improving our existing businesses and do not anticipate making strategic investments or acquiring companies or businesses to extend or reinforce our position. However, we could consider the use of strategic investments, acquisitions and divestitures in the future. Our industry has historically been fragmented and characterized by large numbers of competitors, but in recent years has experienced increasing levels of consolidation. In addition to our internal development capabilities, we have used acquisitions as a means to enhance our scale, obtain critical technologies and enter new markets. We have historically expanded our business through acquisitions where we have seen an opportunity to enhance scale, broaden our product offerings or integrate new technology. Our July 2012 acquisition of Opnext was consistent with this strategy. In addition, we have participated in significant past merger and acquisition activities, including our merger with Avanex in April 2009; our acquisition of Xtellus, Inc. (Xtellus) in December 2009; our acquisition of Mintera Corporation (Mintera) in July 2010; and divestitures of our Zurich Business in September 2013 and our Amplifier Business in November 2013. In August 2014, we also announced the signing of a definitive agreement by Oclaro Japan, Inc. with Ushio, Inc. and Ushio Opto Semiconductor, Inc. to sell our industrial and consumer business based in Komoro, Japan (the "Komoro Business").

Our Product Offerings

•
Tunable laser transmitters. Our tunable laser products include discrete lasers and co-packaged laser modulators to optimize performance and reduce the size of the product. Our tunable products at the component level include an InP tunable laser chip, an integrated tunable laser assembly (iTLA) and a 10 Gb/s co-packaged laser modulator tunable compact mach-zender. We also supply our tunable components into our customers’ 40 Gb/s products, and believe we are a primary supplier of these and related components into the 40 Gb/s solutions commercially available today. We are in the process of introducing a micro-iTLA with characteristics suitable for 100 Gb/S coherent applications.

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

•
Receivers. Our portfolio of discrete receivers for metro and long-haul applications includes 10 Gb/s XMD PIN and avalanche photodiode (APD) receivers, 40 Gb/s XLMD PIN receivers, 10 Gb/s coplanar receivers in PIN and APD configurations and 20 Gb/s balanced receivers, coherent receivers and receivers based on photonic integration at both 40Gb/s and 100Gb/s data rates.

•
Transceivers. Our pluggable transceiver portfolio includes fixed wavelength SFP at data rates less than 10 Gb/s, Xenpak, X2, XFP and SFP+ at 10Gb/s, QSFP at 40Gb/s, CFP and CFP2 at 100Gb/s. These package form factors support different link distances based on different optical connectors and media types, in both industry standard and proprietary optical specifications. These link distances typically go from 100 m to 100 km, depending on the laser and receiver technology utilized. We believe the photonic integration of our internal components represents a differentiator and a competitive advantage in our 10Gb/s tunable XFP and tunable SFP+ products. We are leading the market in supplying a coherent CFP2 transceiver at 100Gb/s based on our internal device and sub assembly technology which will enable our customers to provide a coherent pluggable 100Gb/s solution for metro and long haul networks.

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
The following table sets forth our revenues by product group for the periods indicated:

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(Thousands)
40 Gb/s and 100 Gb/s transmission modules	$177,443	$142,762	$67,550
10 Gb/s and lower transmission modules	183,521	236,034	126,658
Industrial and consumer	29,907	25,833	—
	$390,871	$404,629	$194,208
Customers, Sales and Marketing
We believe it is essential to maintain a comprehensive and capable sales and marketing organization. As of June 28, 2014, our sales and marketing organization, which included direct sales force, customer service, marketing communications and product line specific marketing employees, totaled 104 people in Canada, China, Germany, Italy, Japan, Malaysia, the United Kingdom and the United States. In addition to our direct sales and marketing organization, we also sell and market our products through international sales representatives and resellers that extend our commercial reach to smaller geographic locations and customers that are not currently covered by our direct sales and marketing efforts.
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
For the fiscal year ended June 28, 2014, Coriant accounted for 20 percent, Cisco accounted for 13 percent and Huawei accounted for 11 percent of our revenues. For the fiscal year ended June 29, 2013, Coriant accounted for 14 percent, Cisco accounted for 14 percent and Huawei accounted for 10 percent of our revenues. For the fiscal year ended June 30, 2012, Fujitsu accounted for 20 percent, ADVA accounted for 11 percent and Ciena accounted for 10 percent of our revenues.
Our customers are primarily telecommunications and data communications systems and components vendors, and also include customers in laser systems, life-sciences, industrial printing and consumer electronics components.

The following table sets forth our revenues by geographic region for the periods indicated, determined based on the country or region to which the products were shipped:

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(Thousands)
China	$101,889	$113,203	$32,121
Germany	66,611	56,874	27,157
Malaysia	46,997	41,825	3,134
United States	41,047	36,106	20,703
Japan	35,295	51,534	50,425
Mexico	33,483	26,045	17,209
Italy	20,323	20,122	13,290
Thailand	9,166	15,251	14,159
Rest of world	36,060	43,669	16,010
	$390,871	$404,629	$194,208
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
Our manufacturing capabilities include fabrication processing operations for InP substrates and lithium niobate substrates, including clean room facilities for each of these fabrication processes, along with assembly and test capability and reliability/quality testing. We utilize sophisticated semiconductor processing equipment in these operations, such as epitaxy reactors, metal deposition systems, photolithography, etching, analytical measurement and control equipment. Our assembly and test facilities, whether internal or under service agreements with our contract manufacturers, include specialized automated assembly equipment, temperature and humidity control and reliability and testing facilities.
We have wafer fabrication facilities in Caswell, U.K.; Sagamihara, Japan; Komoro, Japan; and San Donato, Italy. We also have facilities in Shenzhen, China where we perform assembly and test operations; and a facility in California where we perform a portion of the manufacturing of 40 Gb/s and 100 Gb/s subsystems and 40 Gb/s DPSK modules. We believe that innovation at the wafer and fab level is a key differentiator in optical components and we are positioned accordingly. We also use third-party contract manufacturers in Thailand (Fabrinet), Malaysia (Venture) and China. We also use other contract manufacturers to a lesser degree, on a specific product basis. We continually evaluate the capabilities of additional potential contract manufacturing partners to ensure we have a scalable and cost effective manufacturing strategy appropriate for executing our business objectives over a long-term horizon. As part of our sale of the Zurich Business in fiscal year 2014, we transferred our facilities in Zurich, Switzerland to II-VI. We also sold our manufacturing operations in South Korea during fiscal year 2014 and sold our remaining WSS patents.
As of June 28, 2014, our manufacturing organization was comprised of 702 people.

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
We have significant expertise in optical technologies such as optoelectronic semiconductors utilizing InP, gallium arsenide and lithium niobate substrates and micro-optic assembly and packaging technology. In addition to these technologies, we also have electronics design, firmware and software capabilities to produce transceivers and transponders. We will also consider supplementing our in-house technical capabilities with strategic alliances or technology development arrangements with third parties when we deem appropriate. We spent $64.2 million, $79.3 million and $43.5 million on research and development during the years ended June 28, 2014, June 29, 2013 and June 30, 2012, respectively. As of June 28, 2014, our research and development organization was comprised of 372 people.
Our research and development facilities are in China, Italy, Japan, the United Kingdom, and the United States. These facilities include computer-aided design stations, modern laboratories and automated test equipment. Our research and development organization has optical and electronic integration expertise that facilitates meeting customer-specific requirements as they arise. Research and development facilities in Zurich, Switzerland, Tucson, Arizona and Horseheads, New York were included in the sale of product lines to II-VI in fiscal year 2014. We also sold our research and development operations in Korea and closed our research and development operations in Israel during fiscal year 2014.
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
We have a substantial number of patents in the United States and other countries, and additional applications are pending. These relate to technology that we have obtained from our acquisitions of businesses and companies in addition to our own internally developed technology. As of June 28, 2014, we held over 1,150 issued patents worldwide, with additional patent applications pending in various jurisdictions. Although our business is not materially dependent upon any one patent, our rights and the products made and sold under our patents, taken as a whole, are a significant element of our business. We maintain an active program designed to identify technology appropriate for patent protection.
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
Competition
The optical communications markets are rapidly evolving. We expect these markets to continue to be highly competitive because of the available capacity and number of competitors. We compete with domestic and international companies, many of which have substantially greater financial and other resources than we do. As of June 28, 2014, we believe that our principal competitors in the optical subsystems, modules and components industry include Finisar Corporation ("Finisar"), JDS Uniphase Corporation ("JDSU"), Neophotonics Corporation, Avago Technologies Ltd. ("Avago"), Emcore Corporation and vertically-integrated equipment manufacturers such as Fujitsu Limited and Sumitomo Electric Industries, Ltd. ("Sumitomo"). The principal competitive factors upon which we compete include breadth of product line, availability, performance, product reliability, innovation and selling price. We seek to differentiate ourselves from our competitors by offering high levels of customer value through collaborative product design, technology innovation, manufacturing capabilities, optical/mechanical performance, intelligent features for configuration, control and monitoring, multi-function integration and overall customization. There can be no assurance that we will continue to compete favorably with respect to these factors. We encounter substantial competition in most of our markets, although no one competitor competes with us across all product lines or markets.
Consolidation in the optical systems and components industry has intensified, and future consolidation could further intensify, the competitive pressures that we face. For example, in addition to our mergers with Opnext and Avanex, our fiscal year 2010 acquisition of Xtellus and our fiscal year 2011 acquisition of Mintera, Finisar acquired u2t Photonics AG in 2014, Avago acquired CyOptics, Inc. in 2013, Cisco acquired Lightwire, Inc. in 2012, Finisar acquired Ignis Optics in 2011 and Red-C Optical Networks Ltd. in 2012, Neophotonics acquired Santur in 2011, Opnext acquired StrataLight Communications, Inc. in 2009, and Finisar and Optium Corporation merged in 2008. In the past, JDSU and Sumitomo have also expanded their businesses through acquisitions.
We also face competition from companies that may expand into our industry and introduce additional competitive products. Existing and potential customers are also our potential competitors. These customers may internally develop or acquire additional competitive products or technologies, which may cause them to reduce or cease their purchases from us.
Amendment and Restatement of Credit Facility
In November 2012, January 2013, May 2013, August 2013 and September 2013, we entered into amendments and restatements of our senior secured revolving credit facility with Wells Fargo Capital Finance, Inc. and the other lenders party thereto, prior to terminating the credit facility in March 2014. These amendments and restatements are more fully discussed in Note 7, Credit Line and Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and in Item 1, Business, “Recent Developments.”
In March 2014, we entered into a loan and security agreement with Silicon Valley Bank (the “Bank”) pursuant to which the Bank provided us with a three-year revolving credit facility of up to $40.0 million. This agreement is more fully discussed in Note 7, Credit Line and Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K and in Item 1, Business, “Recent Developments.”

Long-Lived Tangible Assets and Total Assets
The following table sets forth our long-lived tangible assets and total assets by geographic region as of the dates indicated:

	Long-lived Tangible Assets		Total Assets
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(Thousands)
United States	$2,980	$11,056	$53,120	$76,429
China	5,671	10,724	43,102	55,897
United Kingdom	6,408	5,895	120,400	131,978
Switzerland	—	—	—	21,532
Thailand	4,799	6,236	9,211	19,918
Japan	26,216	33,419	107,597	113,321
Rest of world	4,694	4,698	32,255	30,819
	$50,768	$72,028	$365,685	$449,894
Employees
As of June 28, 2014, we employed 1,294 people, including 372 in research and development, 702 in manufacturing, 104 in sales and marketing, and 116 in finance and administration. In Italy, 143 employees belong to local collective bargaining/professional guilds. None of our other employees are subject to collective bargaining agreements.
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
Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, during the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012, our three largest customers accounted for 43 percent, 38 percent and 40 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, during the second half of fiscal 2012, our revenues were adversely impacted by a significant change in demand expectations from a particular major customer. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.
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
We have historically incurred losses and negative cash flows from operations since our inception. As of June 28, 2014, we had an accumulated deficit of $1,297.5 million. We incurred a loss from continuing operations of $102.1 million and negative cash flows from operations of $81.2 million during the year ended June 28, 2014, and we incurred losses from continuing operations for the years ended June 29, 2013 and June 30, 2012 of $120.3 million and $64.0 million.
As of June 28, 2014, we held $104.1 million in cash and short-term investments, comprised of $99.0 million in cash and cash equivalents, $5.1 million in restricted cash and $0.1 million of short-term investments; and we had working capital, including cash, of $175.2 million. At June 28, 2014, we had debt of $9.9 million, consisting of capital leases. During fiscal year 2013 and 2014, we executed a number of financing transactions in order to generate funds to help sustain our operations: we sold our interleaver and thin film filter business, executed a convertible debt transaction, and executed sales of product lines in order to generate additional capital. On May 6, 2013, we secured a short term loan from Providence Equity of $25.0 million (with net proceeds to us of $20.5 million after discounts and expenses) as a bridge to the conclusion of certain asset sales. In order to obtain the short term loan, we amended our Credit Agreement to add Providence as a term lender. In connection with this amendment, we agreed to complete certain asset sales and use the proceeds to repay amounts we have borrowed under the Credit Agreement by July 15, 2013. On August 21, 2013, we amended our Credit Agreement to extend the time frame within which we must complete such asset sales to make such repayments to September 2, 2013. The corresponding sale of our Zurich Business to II-VI was closed on September 12, 2013. We received proceeds of $90.6 million in cash on September 12, 2013 and an additional $2.9 million subject to a potential post-closing working capital adjustment, which was calculated based on the level of working capital in the Oclaro Switzerland GmbH subsidiary at the September 12, 2013 close versus a target based on working capital at June 29, 2013. We will also receive $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims. We also received $5.0 million for a 30 day option to sell our Amplifier Business for $88.0 million inclusive of the option amount. On November 1, 2013, we sold our Amplifier Business to II-VI and certain of its affiliates for $88.6 million in cash, consisting of $79.6 million in cash, subject to inventory valuation adjustments after closing, and $4.0 million, subject to hold-back by II-VI until December 31, 2014 to address any post-closing claims. In accordance with the option agreement we entered into with II-VI, the $5.0 million paid by II-VI was credited against the $88.6 million purchase price for the Amplifier Business.
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

We may not be able to ramp our new products to customer required volumes, which could result in delayed or lost revenue.
Many of our new product samples for metro and long haul 100GHz communication applications have been well received by potential customers of these products. As a result, we anticipate significant backlog for these new generation products. These newer generation products typically will have greater functionality and a smaller footprint resulting in more complexity in the manufacturing process. This increased complexity will result in lower manufacturing yields or more difficult production to manufacture in volume. If we experience large demand for these products and are unable to manufacture them in sufficient volume, we would fall short of the planned output and revenue targets as we move from low volume sampling to manufacturing for commercial production. Our failure to meet our customer's requirements for these products could result in our customers postponing or canceling orders or seeking alternative suppliers for these products, which would adversely affect our results of operations.
Customer requirements for new products are increasingly challenging, which could lead to significant executional risk in designing such products.
Across the entire network, our customers are demanding increased performance from our products, at lower prices and in smaller and lower power designs. These requirements push the envelope of what is possible from our optical chips, packages and electronics. In addition these demands are often customer specific leading to numerous product variations. We enter our new product introduction (NPI) process with clear performance and cost goals. Because of the complexity of design requirements, executing on these goals is becoming increasingly difficult and less predictable. These difficulties could result in product sampling delays and/or missing targets on key specifications and customer requirements. Our failure to meet our customer's requirements for these products could result in our customers seeking alternative suppliers for these products, which would adversely affect our results of operations.
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
We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. Accurately forecasting customers’ product needs is difficult. Some of our products and supplies have in the past, and may in the future, become obsolete or be deemed excess while in inventory due to rapidly changing customer specifications or a decrease in customer demand. We also have exposure to contractual liabilities to our contract manufacturers for inventories purchased by them on our behalf, based on our forecasted requirements, which may become excess or obsolete. Our inventory balances also represent an investment of cash. To the extent our inventory turns are slower than we anticipate based on historical practice, our cash conversion cycle extends and more of our cash remains invested in working capital. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off non-saleable or obsolete inventory. We have from time to time incurred significant inventory-related charges. Any such charges we incur in future periods could materially and adversely affect our results of operations.
We may not be able to maintain or improve gross margin levels.
We may not be able to maintain or improve our gross margins, due to slow introductions of new products, failure to effectively reduce the cost of existing products, the failure to improve our product mix, the potential for future macroeconomic or market volatility reducing sales volumes, changes in customer demand (including a change in product mix between different areas of our business) and pricing pressure from increased competition or other factors. Our gross margins can also be adversely impacted for reasons including, but not limited to, fixed manufacturing costs that would not be expected to decrease in proportion to any decrease in revenues; unfavorable production yields or variances; increases in costs of input parts and materials; the timing of movements in our inventory balances; warranty costs and related returns; changes in foreign currency exchange rates; possible exposure to inventory valuation reserves; the sale of the Zurich and Amplifier Businesses, including procuring certain parts that were previously internally sourced; and failure to realize benefits of the transfer of certain manufacturing functions to Venture Corporation Limited (Venture). Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations.
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
The market for optical components and modules is highly competitive and this competition could result in our existing customers moving their orders to our competitors. We are aware of a number of companies that have developed or are developing optical component products, including tunable lasers, pluggables, modulators and subsystems, among others, that compete directly with our current and proposed product offerings.
Certain of our competitors may be able to more quickly and effectively:

•	develop or respond to new technologies or technical standards;

•	react to changing customer requirements and expectations;

•	devote needed resources to the development, production, promotion and sale of products;

•	attain high manufacturing yields on new product designs; and

•	deliver competitive products at lower prices.
Some of our current competitors, as well as some of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. In addition, market leaders in industries such as semiconductor and data communications, who may also have significantly more resources than we do, may in the future enter our market with competing products. Our competitors and new Chinese companies are establishing manufacturing operations in China to take advantage of comparatively low manufacturing costs. All of these risks may be increased if the market were to further consolidate through mergers or other business combinations between our competitors.
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
In fiscal year 2013, in connection with establishing the fair values of certain assets and liabilities associated with our acquisition of Opnext, we identified a material weakness over controls related to our recording of the purchase under Accounting Standards Codification Topic 805, Business Combinations. In the fourth quarter of fiscal year 2013, we made adjustments to the fair value of certain items, including property and equipment, capital leases and intangible assets. As a result of these adjustments, management concluded that we did not maintain effective internal control over financial reporting as of June 29, 2013, because the potential impact of these adjustments could have been material to our financial position and results of operations. During the year ended June 28, 2014, we hired new finance personnel and added oversight for the accounting of acquisitions and dispositions. Our remediation efforts, including the testing of these controls, continued throughout fiscal year

2014. This material weakness was considered remediated in the fourth quarter of fiscal year 2014, once these controls were shown to be operational for a sufficient period of time to allow management to conclude that these controls were operating effectively.
In fiscal year 2014, we also identified control deficiencies relating to inventory and property and equipment, which in the aggregate constituted a material weakness. We determined that our processes, procedures and controls related to the review and analysis of inventory and property and equipment were not effective to ensure that certain amounts related to these financial statement accounts were accurately reported in a timely manner. As a result of these adjustments, management concluded that we did not maintain effective internal controls over financial reporting as of June 28, 2014.
In addition, we have in the past, and may in the future, acquire companies that have either experienced material weaknesses in their internal controls over financial reporting or have had no previous reporting obligations under Sarbanes-Oxley. Failure to integrate acquired businesses into our internal controls over financial reporting could cause those controls to fail.
We cannot assure you that similar material weaknesses will not recur in the future. If additional material weaknesses or significant deficiencies in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. Our failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business, financial condition, operating results and our stock price, and we could be subject to stockholder litigation and our common stock may be delisted as a result. Even if we are able to implement and maintain effective internal control over financial reporting, the costs of doing business may increase and our management may be required to dedicate greater time and resources to that effort.
Delays, disruptions or quality control problems in manufacturing could result in delays in product shipments to customers and could adversely affect our business.
We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors. As a result, we could incur additional costs that would adversely affect our gross margins, and our product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which would negatively affect our revenues, competitive position and reputation. Furthermore, even if we are able to deliver products to our customers on a timely basis, we may be unable to recognize revenues at the time of delivery based on our revenue recognition policies. Exposures to these risks could increase during the transition of portions of our Shenzhen product lines to Venture, which is scheduled to be completed in fiscal year 2015.
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
For instance, during fiscal year 2014 and 2013, we incurred $3.5 million and $5.1 million in restructuring charges, respectively, in connection with the transition of certain portions of our Shenzhen, China assembly and test operations to Venture. During the year ended June 28, 2014, we also incurred $13.2 million in restructuring charges in connection with the restructuring plan we initiated in the first quarter of fiscal year 2014 to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. We expect to incur an additional $4.0 million to $9.0 million, in aggregate, in restructuring charges over the course of the next year in connection with these restructuring plans.

We have a large amount of intercompany balances with our China entities which may be subject to taxes and penalties when we try to pay them down or collect them.

Payments for goods and services into and out of China are subject to numerous and over-lapping government regulation with respect to foreign exchange controls, banking controls, import and export controls, and taxes. We have been operating in China for an extended period of time and have accumulated significant intercompany balances with our related entities. Our ability to repay or collect these balances may be restricted by Chinese laws and, as a result, we may be unable to successfully pay down or collect on these balances. As a consequence, we may be assessed additional taxes in China if we are unable to claim bad debt deductions or incur debt forgiveness income from the cancellation of these intercompany balances. Additionally, if we are found not to have complied with the various local laws surrounding cross border payments, we may incur penalties and fines for non-compliance. Any such taxes, penalties and/or fines could be significant in amount and, as a result, could have a material adverse effect on our financial condition, including our cash and cash equivalent balances.
We depend on a limited number of suppliers and key contract manufacturers who could disrupt our business if they stopped, decreased, delayed or were unable to meet our demand for shipments of their products or manufacturing of our products.
We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. We currently also depend on a limited number of contract manufacturers, principally Fabrinet in Thailand, to manufacture certain of our products. We will also increasingly depend on Venture, having transferred portions of our Shenzhen assembly and test operations to Venture. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers other than Fabrinet and Venture. As a result, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Some of our suppliers that may be small or undercapitalized may experience financial difficulties that could prevent them from supplying us materials and equipment. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shut downs due to circumstances beyond their control such as earthquakes, floods, fires, political unrest or other natural disasters.
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
Over the past few years, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, and rating downgrades of investments. In light of these economic conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for our products. It is possible that economic conditions could result in further setbacks, and that these customers, or others, could as a result significantly reduce their capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. These conditions have materially and adversely affected the market conditions in the industries in which we operate, and have had a material adverse impact on our revenues. In addition, the financial downturn affected the financial strength of certain of our customers, including their ability to obtain credit to finance purchases of our products, and could adversely affect additional customers in the future. Our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all. To a large degree, orders from our customers are dependent on demand from telecom carriers around the world. Telecom carrier capital expenditure plans and execution can also be adversely impacted, both in terms of total spend and in determination of areas of investment within network infrastructures, by global and regional macroeconomic conditions.
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
Beginning in June 2013, we have announced a series of events, transactions and restructuring plans, which have had a significant impact on our business. Among other things, we sold our Zurich and Amplifier Businesses and announced a restructuring plan to focus our business on our core competencies. While we believe these events, transactions and plans will have a positive impact on our financial condition and results of operations, these changes will result in at least a significant near-term reduction in our revenues, could lead to a disruption in our operations and employee morale, could lead to unplanned attrition of employees, and adversely affect our ability to attract highly skilled employees. In addition, many of our senior management are relatively new. Since June 2013, we have appointed a new Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, and have hired a new Chief Commercial Officer, a new General Counsel, a new Principal Accounting Officer, and a new President of our Integrated Photonics Division. We have also decreased the size of our Board of Directors from nine to seven. It is important to our success that our Chief Executive Officer continues building an effective management team and global organization. It may take some time for each of the new members of our management team to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results. If we experience these or other adverse consequences, fail to manage these transitions, do not find and retain experienced management personnel, or are otherwise unable to realize the expected benefits of our restructuring plan, our business, results of operations and financial condition would be materially and adversely affected and we may not be able to continue as a going concern over the long term.
We recently exchanged convertible debt for common stock which diluted our shareholder base and in the future we may need to access the capital markets to raise additional equity.
We may need additional liquidity beyond our current expectations, such as to fund future growth, strengthen our balance sheet or to fund the cost of restructuring activities, and will continue to explore other sources of additional liquidity. These additional sources of liquidity could include one, or a combination, of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.
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
Most of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Our manufacturing lines have passed our qualification standards, as well as our technical standards. However, our customers also require that our manufacturing lines pass their specific qualification standards and that we, and any subcontractors that we may use, be registered under international quality standards. In addition, we have in the past, and may in the future, encounter quality control issues as a result of relocating our manufacturing lines or introducing new products to fill production. We may be unable to obtain customer qualification of our manufacturing lines or we may experience delays in obtaining customer qualification of our manufacturing lines. Such delays or failure to obtain qualifications would harm our operating results and customer relationships. If we introduce new contract manufacturing partners and move any production lines from existing internal or external facilities, the new production lines will likely need to be re-qualified with our customers. Exposures to these risks could increase materially during the transition of certain of our Shenzhen product lines to Venture in Malaysia.
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
Fluctuations in the exchange rate between these currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. For example during fiscal year 2013, the Swiss franc appreciated approximately one percent relative to the U.S. dollar, the U.K. pound sterling depreciated approximately two percent relative to the U.S. dollar, and the Japanese yen depreciated approximately 20 percent relative to the U.S. dollar, impacting our manufacturing overhead and operating expenses. If the U.S. dollar stays the same or depreciates relative to the U.K. pound sterling and/or Japanese yen in the future, our future operating results may be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan or the Euro vary more significantly than they have to date.
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
From time to time, we consider divestitures of product lines or portions of our assets in order to streamline our business, focus on our core operations and raise cash. For example, on September 12, 2013, we sold our Zurich Business to II-VI and on November 1, 2013, we sold our Amplifier Business to II-VI (See Note 3, Business Combinations and Dispositions, elsewhere in this Annual Report on Form 10-K for further details). In connection with these divestitures, we entered into transition service, manufacturing service and supply agreements with II-VI to facilitate the ownership transition, collectively referred to as “transition agreements.” Pursuant to these transition agreements, we continue to manufacture certain products for II-IV, host certain IT infrastructure for II-IV and perform certain administrative functions for II-VI. From time to time, substantial amounts of executive resources have been diverted from our core ongoing business to manage these transitions. For each of these divestitures, a material portion of the purchase price was held back by II-VI to address post-closing claims, including claims related to our performance of the transition agreements. Although we received a portion of the holdback from the sale of the Zurich Business during the third quarter of fiscal year 2014, significant amounts of the Zurich Business hold back and the Amplifier Business holdback could be affected by our ability to properly discharge our transition agreement obligations. In order to perform under these transition agreements, on an interim basis, we have been required to retain certain employees and contractors, continue operating certain facilities, dedicate certain manufacturing capacity and maintain certain supplier agreements that have added additional costs and delayed our ability to fully restructure our operations to efficiently focus on our core ongoing business. On August 5, 2014, we also announced the signing of a definitive agreement to sell our Komoro Business to Ushio Opto (See Note 17, Subsequent Events, elsewhere in this Annual Report on Form 10-K for further details). Provided this transaction closes as contemplated, we expect to enter into certain transition services and reciprocal services agreements with Ushio Opto to allow the Komoro Business to continue operations during the ownership transition. In order to fulfill our obligations to Ushio Opto under these agreements, we will be required to dedicate substantial resources, personnel and manufacturing capacity that will add costs to our ongoing business. If we fail to perform under any of these transition agreements, or if we do not successfully execute the restructuring of our operations after our transition agreement obligations have been fulfilled, our financial condition and results of operations could be harmed.
We may undertake mergers or acquisitions, that do not prove successful, which would materially and adversely affect our business, prospects, financial condition and results of operations.
From time to time, we consider mergers or acquisitions, collectively referred to as “acquisitions,” of other businesses, assets or companies that would complement our current product offerings, enhance our intellectual property rights or offer other competitive opportunities. For example, on March 26, 2012, we entered into an Agreement and Plan of Merger and Reorganization with Opnext, which was completed on July 23, 2012. However, in the future, we may not be able to identify suitable acquisition candidates at prices we consider appropriate. In addition, we are in an industry that is actively consolidating and, as a result, there is no guarantee that we will successfully and satisfactorily bid against third parties, including competitors, when we identify a critical target we want to acquire.
We cannot readily predict the timing or size of our future acquisitions, or the success of our recent or future acquisitions. Failure to successfully implement our future acquisition plans could have a material adverse effect on our business, prospects, financial condition and results of operations. Even successful acquisitions could have the effect of reducing our cash balances, diluting the ownership interests of existing stockholders or increasing our indebtedness. For example, in our acquisition of Opnext we issued approximately 38.4 million newly issued shares of our common stock to the former stockholders of Opnext.
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
All acquisitions involve potential risks and uncertainties, including the following, any of which could harm our business and adversely affect our results of operations:

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

•
difficulty in coordinating and integrating the manufacturing activities, including with respect to third-party manufacturers, including coordination, integration or transfers of any manufacturing activities associated with our acquisition of Opnext in 2012;

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
Our integration with acquired businesses has been and will continue to be a complex, time-consuming and expensive process. We cannot assure you that we will be able to successfully integrate these businesses in a timely manner, or at all, or that any of the anticipated benefits from our previous or future acquisitions will be realized. There are inherent challenges in integrating the operations of geographically diverse companies. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from our acquisitions. Our failure to achieve the strategic objectives of our past and future acquisitions could have a material adverse effect on our revenues, expenses and our other operating results and cash resources, and could result in us not achieving the anticipated potential benefits of these transactions. In addition, we cannot assure you that the growth rate of the combined company will equal the historical growth rate experienced by any of the companies that we have acquired. Comparable risks would accompany any divestiture of businesses or assets we might undertake.
In addition, even if we successfully integrate the operations of Opnext and other companies that we acquire in the future, we cannot predict with certainty which strategic, financial or operating synergies or other benefits, if any, will actually be achieved from our acquisition, the timing of any such benefits, or whether those benefits which have been achieved will be sustainable on a long-term basis. Our failure to successfully integrate the operations of companies that we acquire would likely have a material and adverse impact on our business, prospects, financial condition and results of operations.
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
Opnext historically relied on Hitachi, one of our major shareholders, for assistance with the research and development efforts related to Opnext’s product portfolio. Any failure of Hitachi to continue to provide these services could have a material adverse effect on our business. Opnext’s product expertise is based on the research ability developed within their Hitachi heritage and through joint research and development in lasers and optical technologies. A key factor to Opnext’s business success and strategy is fundamental laser research. Opnext relied on access to Hitachi’s research laboratories pursuant to a research and development agreement with Hitachi, which includes access to Hitachi’s research facilities and engineers, to conduct research and development activities that are important to the establishment of new technologies and products vital to their current and future business. Should access to Hitachi’s research laboratories become unavailable or available at less attractive terms in the future, this may impede development of new technologies and products, and our financial condition and operating results could be materially adversely affected.
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

We have significant operations in China, which exposes us to risks inherent in doing business in China.
A significant portion of our assembly and test operations, chip-on-carrier operations and manufacturing and supply chain management operations are concentrated in our facility in Shenzhen, China. In addition, we have research and development related activities in Shenzhen, China. To be successful in China we will need to:

•	qualify our manufacturing lines and the products we produce in Shenzhen, as required by our customers; and

•	attract and retain qualified personnel to operate our Shenzhen facility, as we transition selected manufacturing activities to Venture.
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
Operations in China are subject to greater political, legal and economic risks than our operations in other countries. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. For example, we have been subject to commercial litigation in China initiated by a former supplier. For a description of this lawsuit, see Part I, Item 3, Legal Proceedings, "Raysung Commercial Litigation," in this Annual Report on Form 10-K. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, employee benefits and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits.
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
Companies in the industry in which we operate frequently are sued or receive informal claims of patent infringement or infringement of other intellectual property rights. We have, from time to time, received such claims, including from competitors and from companies that have substantially more resources than us. For example, see Part I, Item 3, Legal Proceedings, "Furukawa Patent Litigation," in this Annual Report on Form 10-K.
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
We sold our Zurich and Amplifier Businesses and may pursue other strategic dispositions or a further reduction in the number of our locations which could be difficult to implement, disrupt our business or further change our business profile significantly.
The sale of our Zurich and Amplifier Businesses in 2013, and any future strategic disposition of assets or businesses or reduction in the number of our locations, each involve numerous risks. These risks include: (i) potential disruption of our ongoing business and distraction of management; (ii) difficulty segregating assets or businesses to be disposed of or consolidated; (iii) exposure to unknown, contingent or other liabilities, including litigation arising in connection with the disposition; (iv) changing our business profile in ways that could have unintended negative consequences; (v) the failure to achieve anticipated benefits; (vi) accounting charges that may affect our financial condition and results of operations; (vii) significant fluctuations in our revenues and operating results; (viii) our ability to support manufacturing services and transition services and the risk to the rest of our business resulting from resources focusing on those services. These asset sales contributed to a decrease in our total revenues during 2014 compared to 2013, which adversely impacted our operating results for this period. Additional asset sales that we may consider in the future could cause us to face similar risks, which could weaken our financial condition and adversely impact our operating results.
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
For fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012, 11 percent, 9 percent and 11 percent of our revenues, respectively, were derived from sales to customers located in the United States and 89 percent, 91 percent and 89 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

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
When the market price of a stock experiences a sharp decline, as happened recently to us, holders of that stock have often brought securities class action litigation against the company that issued the stock. Several securities class action lawsuits have been filed against us and certain of our current and former officers and directors. Other class action lawsuits have been initiated in the past against Opnext, us and certain of our respective current and former officers and directors as purported derivative actions. The securities class action complaints alleged violations of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the Securities and Exchange Commission. Each purported derivative complaint alleges, among other things, counts for breaches of fiduciary duty, waste, and unjust enrichment. For a description of these lawsuits, see Part I, Item 3, Legal Proceedings, "Class Action" in this Annual Report on Form 10-K. Although a settlement of the class action lawsuits was approved by the court, the derivative litigation settlement has only been preliminarily approved, and may not be finally approved by the court. If this were to occur, the derivative litigation would likely continue to divert the time and attention of our management and could cause us to incur significant expense in defending against the litigation. In addition, if this suits were resolved in a manner adverse to us, the damages we could be required to pay may be substantial and could have an adverse impact on our results of operations and our ability to operate our business.
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
The market price of our common stock has been, and is likely to continue to be, highly volatile. For example, between June 30, 2013 and June 28, 2014, the market price of our common stock ranged from a low of $0.88 per share to a high of $3.57 per share. Many factors could cause the market price of our common stock to rise and fall.

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
In connection with our acquisition of Xtellus, during the first quarter of fiscal year 2012 we issued 0.9 million shares of our common stock to settle our escrow liability. In connection with our acquisition of Mintera, during the second quarter of fiscal year 2012, we issued 0.8 million shares of our common stock to pay portions of the 12 month earnout obligations. In connection with our acquisition of Opnext, during the first quarter of fiscal year 2013, we issued 38.4 million shares of our common stock. In addition, during the second quarter of fiscal year 2014, we issued 13.5 million shares of our common stock in connection with the exercise of the Convertible Notes. In May 2013, we also issued 1.8 million warrants to purchase our common stock at an exercise price of $1.50 per share in connection with the Term Loan we received in May 2013 (See Note 7, Credit Line and Notes in this Annual Report on Form 10-K for further details). On May 2, 2014, these warrants were exercised, resulting in the issuance of 978,457 shares of our common stock. The issuance of these shares and their subsequent sale will dilute our existing stockholders and could potentially have a negative impact on our stock price.
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
As of June 28, 2014, we had $8.5 million in other intangible assets and $50.8 million of property and equipment, net on our consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the other intangible assets and the implied fair value of the other intangible assets in the period in which such determination is made. The testing of other intangible assets for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.
During the fourth quarter of fiscal year 2013 we completed our annual analysis for potential impairment of our goodwill, which included examining, based on factors and conditions then existing, the impact of current general economic conditions on our future prospects and the current level of our market capitalization. Based on this analysis, we determined that the goodwill related to our Mintera reporting unit was fully impaired. This resulted in a $10.9 million impairment charge in our statement of operations for fiscal year 2013. In addition, during the first quarter of fiscal year 2013, we recorded $0.9 million in impairment charges related to the impairment of certain technology that is now considered redundant following the acquisition of Opnext. In the fourth quarter of fiscal year 2013, we recorded an additional $13.7 million impairment charge related to the impairment of intangible assets related to certain technologies and we recorded impairment charges of $1.7 million related to other long-lived assets.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal properties as of June 28, 2014 are set forth below:

Location	Square Feet	Principal Use	Ownership	Lease Expiration
Sagamihara-shi, Japan	343,000	Office space, manufacturing, research and development	Lease	March 2033
Caswell, United Kingdom	183,000	Office space, manufacturing, research and development	Lease	March 2026
Shenzhen, China	130,000	Office space, manufacturing, research and development	Lease	June 2016
San Donato, Italy	66,000	Office space, manufacturing, research and development	Lease	July 2017
San Jose, California	52,000	Corporate headquarters, office space, manufacturing, research and development	Lease	January 2016
Komoro, Japan	35,000	Office space, manufacturing, research and development	Lease	March 2016
Acton, Massachusetts	31,000 (1)	Office space	Lease	January 2016
(1) Leased property in Acton, Massachusetts is not needed for our operations.
In addition to the above properties, we also lease administrative, manufacturing and research and development facilities in San Jose, California (25,000 square feet); Paignton, United Kingdom (18,000 square feet); Santa Clara, California (10,000 square feet); Ottawa, Canada (4,000 square feet); Munich, Germany (3,000 square feet); Tokyo, Japan (1,000 square feet); and Shanghai, China (1,000 square feet), with lease expiration dates ranging from November 2014 to December 2017.
On September 12, 2013 and November 1, 2013, we sold our Zurich and Amplifier Businesses, respectively, to II-VI, including transferring the leases for our Zurich, Switzerland; Tucson, Arizona; and Horseheads, New York facilities. During fiscal year 2014, we also transferred or terminated our leases in Daejeon, South Korea and Jerusalem, Israel related to our decision to no longer develop the WSS product line.
As of June 28, 2014, we leased a total of approximately 0.9 million square feet worldwide, including the locations listed above. We believe that our properties are adequate to meet our business needs.
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

Raysung Commercial Litigation

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

Raysung has requested the court award damages of approximately $0.8 million (equivalent to RMB 4,796,531), and requested that Oclaro Shenzhen take the finished products that are now stored in Raysung’s warehouse. The value of the finished product is approximately $2.2 million, (equivalent to RMB 13,505,162). Raysung also requested that Oclaro Shenzhen pay its court fees in connection with this suit.

The Xi’an Court delivered an Asset Preservation Order which was served on Oclaro Shenzhen and the local Customs office. According to the Asset Preservation Order, Oclaro Shenzhen was ordered to maintain approximately $2.4 million (equivalent to RMB 15,000,000) or assets equivalent to the said amount during the litigation process, and the Customs office was ordered to restrict Oclaro Shenzhen's equipment from being exported before the Asset Preservation Order is lifted. On November 11, 2013, Oclaro Shenzhen entered into a settlement agreement. Under the terms of this settlement agreement, Oclaro Shenzhen agreed to pay$500,000 in payment of invoices for certain materials to Raysung and to work with Raysung to requalify it as a vendor for certain Oclaro Shenzhen manufacturing requirements, in consideration of which Raysung agreed to submit the settlement agreement to the Xi’an Court so it could issue a civil mediation agreement, apply for a discharge of the Asset Preservation Order and waive the right to bring any legal actions against Oclaro Shenzhen relating to these matters. Oclaro Shenzhen performed its obligations under the settlement agreement, however, on January 15, 2014, Raysung applied to the Xi’an Court to terminate the settlement agreement and add Oclaro, Inc. as a co-defendant in the original civil suit.

On March 26, 2014, the Xi’an Court froze approximately $2.4 million (equivalent to RMB 15 million) of cash held in Oclaro Shenzhen’s bank account in China. On April 30, 2014, Oclaro Shenzhen submitted a challenge to the jurisdiction of the Xi'an Court. On May 26, 2014, the Xi'an Court overruled the jurisdictional challenge. On June 4, 2014, Oclaro Shenzhen filed an appeal with the Shaanxi High Court to revoke the civil order of the Xi'an Court overruling Oclaro Shenzhen's jurisdictional challenge. The Shaanxi High Court held hearings on July 15, 2014 and July 30, 2014, and on August 20, 2014 sustained the Xi'an Court's civil order on jurisdiction and transferred the case back to the Xi'an Court for substantive proceedings. Oclaro, Inc. and Oclaro Shenzhen believe that they have meritorious defenses to the claims made by Raysung and intend to defend this litigation vigorously.

Class Action and Derivative Litigation

On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (“Pension Fund”) as lead plaintiff for the putative class. On April 26, 2012, the Pension Fund filed a second amended complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that we and certain of our officers and directors issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleged violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint sought damages and costs of an unspecified amount. On September 21, 2012, the Court dismissed the second amended complaint with leave to amend. After the Pension Fund moved for reconsideration, on January 10, 2013, the Court allowed plaintiffs to take discovery regarding statements made in May and June 2010. On March 1, 2013 the Pension Fund filed a third amended complaint, attempting to cure pleading deficiencies with regard to statements allegedly made in July and August 2010. On April 1, 2013, defendants moved to dismiss the third amended complaint with respect to the statements made in July and August 2010. On May 30, 2013, the Court granted Defendants’ motion to dismiss the complaint’s claims based on statements made in July and August 2010. Although discovery had commenced, no trial was ever scheduled in this action. On June 10, 2011, a purported shareholder, Stanley Moskal, filed a purported derivative action in the Superior Court for the State of California, County of Santa Clara, against us, as nominal defendant, and certain of our current and former officers and directors, as defendants. The case is styled Moskal v. Couder, No. 1:11 CV 202880 (Santa Clara County Super. Ct., filed June 10, 2011). Four other purported shareholders, Matteo Guindani, Jermaine Coney, Jefferson Braman and Toby Aguilar, separately filed substantially similar lawsuits in the United States District Court for the Northern District of California on June 27, June 28, July 7 and July 26, 2011, respectively. By Order dated September 14, 2011, the Guindani, Coney, and Braman actions were consolidated under In re Oclaro, Inc. Derivative Litigation, Lead Case No. 11 Civ. 3176 EMC. On October 5, 2011, the Aguilar action was voluntarily dismissed. Each remaining purported derivative complaint alleged that Oclaro has been, or will be, damaged by the actions alleged in the Westley complaint, and the litigation of the Westley action, and any damages or settlement paid in the Westley action. Each purported derivative complaint alleged counts for breaches of fiduciary duty, waste, and unjust enrichment. Each purported derivative complaint sought damages and costs of an unspecified amount, as well as injunctive relief. By Order dated March 6, 2012, the parties in the Moskal action agreed that defendants shall not be required to respond to the original complaint. By Order dated February 27, 2013, the parties in the Moskal action agreed that plaintiff would serve an amended complaint no later than 30 days after the Court in the Westley action rules on defendants’ motion to dismiss the third amended complaint in the Westley action and the stay of discovery would remain in effect until further order of the Court or agreement by the parties, provided, however, that they obtain discovery produced in the Westley Action. By Order dated March 12, 2013, the parties to In re Oclaro, Inc. Derivative Litigation agreed to stay all proceedings until such time as (a) the defendants file an answer to any complaint in the Westley action; or (b) the Westley action is dismissed in its entirety with prejudice, provided, however, that they obtain discovery produced in the Westley Action. No trial was ever scheduled in any of these actions.

On September 3, 2013, the parties agreed to settle the Westley, Moskal, and In re Oclaro Derivative matters for a total of $3.95 million, plus certain corporate governance changes. The money is being paid entirely by our directors and officers liability insurance carriers. Any fees awarded to the plaintiffs in these actions, or their respective counsel, are included in this amount. By Order dated August 13, 2014, the Court in the Westley matter gave its final approval to the settlement. Motions for final approval of the other settlements are pending.

Furukawa Patent Litigation

On May 27, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court alleging that certain laser diode modules sold by Furukawa infringe Opnext Japan’s Japanese patent No. 3,887,174. Opnext Japan was seeking an injunction as well as damages in the amount of 100.0 million Japanese yen.

On August 5, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court alleging that certain integratable tunable laser assemblies sold by Furukawa infringe Opnext Japan’s Japanese patent No. 4,124,845. Opnext Japan had sought an injunction as well as damages in the amount of 200.0 million Japanese yen.

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

	Price Per Share of Common Stock
	High	Low
Fiscal year 2014 quarter ended:
September 28, 2013	$1.84	$0.88
December 28, 2013	2.60	1.71
March 29, 2014	3.29	2.39
June 28, 2014	3.57	1.44
Fiscal year 2013 quarter ended:
September 29, 2012	$3.19	$2.21
December 29, 2012	2.81	1.11
March 30, 2013	1.95	1.16
June 29, 2013	1.42	0.99
On September 5, 2014, the closing sale price of our common stock as reported on the NASDAQ Global Select Market was $1.66 per share. According to the records of our transfer agent, there were 2,287 stockholders of record of our common stock on September 5, 2014. A substantially greater number of holders of our common stock are “street name” or beneficial owners, whose shares of record are held by banks, brokers and other financial institutions.
Dividends
We have never paid cash dividends on our common stock or ordinary shares. To the extent we generate earnings, we intend to retain them for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facility contains restrictions on our ability to pay cash dividends on our common stock.

Comparison of Stockholder Return
The following graph compares the cumulative five-year total return provided shareholders on Oclaro, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Telecommunications Index.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Oclaro, Inc., the NASDAQ Composite Index, and the NASDAQ Telecommunications Index

	June 27, 2009	July 3, 2010	July 2, 2011	June 30, 2012	June 29, 2013	June 28, 2014
Oclaro, Inc.	$100.00	$342.86	$213.97	$96.51	$37.46	$68.25
NASDAQ Composite Index	$100.00	$113.43	$152.71	$159.16	$184.55	$238.49
NASDAQ Telecommunications Index	$100.00	$97.56	$113.48	$97.10	$120.67	$136.50

* Assumes that $100.00 was invested in Oclaro common stock and in each index at market closing prices on June 27, 2009, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6. Selected Financial Data
The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.
The selected financial data set forth below at June 28, 2014 and June 29, 2013, and for the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, after giving effect to the discontinued operations of our Amplifier and Zurich Businesses.
The selected financial data at June 30, 2012, July 2, 2011 and July 3, 2010, and for the fiscal years ended July 2, 2011 and July 3, 2010 are derived from audited financial statements not included in this Annual Report on Form 10-K, and include the discontinued operations related to our Amplifier and Zurich businesses. The selected financial data at July 3, 2010 and for the fiscal year then ended, gives effect to the discontinued operations of our New Focus business.
On April 29, 2010, we affected a 1-for-5 reverse split of our common stock. All share and per share amounts presented below are reflected on a post-reverse-split basis.
Consolidated Statements of Operations Data

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands, except per share data)
Revenues	$390,871	$404,629	$194,208	$466,505	$392,545
Operating income (loss)	(102,331)	(124,795)	(67,673)	(33,610)	4,834
Income (loss) from continuing operations	(102,125)	(120,295)	(63,997)	(46,425)	10,961
Income (loss) from discontinued operations	119,944	(2,450)	(2,506)	—	1,420
Net income (loss)	17,819	(122,745)	(66,503)	(46,425)	12,381
Income (loss) from continuing operations per common share:
Basic	$(1.03)	$(1.37)	$(1.27)	$(0.96)	$0.27
Diluted	$(1.03)	$(1.37)	$(1.27)	$(0.96)	$0.26
Weighted average shares of common stock outstanding:
Basic	98,986	87,770	50,396	48,444	40,322
Diluted	98,986	87,770	50,396	48,444	42,262
Consolidated Balance Sheet Data

	June 28, 2014	June 29, 2013	June 30, 2012	July 2, 2011	July 3, 2010
	(Thousands)
Total assets	$365,685	$449,894	$328,306	$375,174	$360,795
Total stockholders’ equity	207,928	154,132	167,651	229,095	252,534
Long-term obligations	18,884	48,756	12,391	6,277	9,785
The following items affect the comparability of our financial data for the periods shown in the consolidated statements of operations data above:
Revenues, operating income (loss), income (loss) from continuing operations and net income (loss) in fiscal year 2010 and 2011 includes the revenues, costs of revenues and operating expenses of our discontinued operations from our Amplifier and Zurich businesses.

Revenues, operating income (loss), income (loss) from continuing operations and net income (loss) in fiscal year 2014, 2013 and 2012 includes the revenues, costs of revenues and operating expenses of Opnext from July 23, 2012, the date of the Opnext merger.
Revenues, operating income (loss), income (loss) from continuing operations and net income (loss) in fiscal years 2011 through 2014 include the revenues, costs of revenues and operating expenses of Avanex Corporation from April 27, 2009, the date of the Avanex merger.
Operating losses for fiscal years ended June 29, 2013 and July 2, 2011 include $26.0 million and $20.0 million, respectively, in recognition of impairment of goodwill and other intangible assets as more fully discussed in Note 4, Goodwill and Other Intangible Assets, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Operating losses for fiscal year 2014 and 2013 include approximately $3.7 million and $29.5 million, respectively, in flood-related income related to settlement payments from our insurers and contract manufacturer relating to losses we incurred during the Thailand flooding.
Operating losses for fiscal year 2012 include a significant decline in product sales and impairment charges related to the same flooding in Thailand, as more fully discussed in Note 6, Flood-Related (Income) Expense, Net, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Income (loss) from continuing operations for fiscal year ended June 29, 2013 includes a gain on bargain purchase of $24.9 million related to our acquisition of Opnext on July 23, 2012, which is more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included elsewhere in this Annual Report of Form 10-K.
Income (loss) from discontinued operations corresponds to the net operating results of our Amplifier, Zurich and New Focus businesses, as more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Risk Factors” appearing in Item 1A of this Annual Report on Form 10-K, “Selected Financial Data” appearing in Item 6 of this Annual Report on Form 10-K and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K, including Note 1, Basis of Preparation and Summary of Significant Accounting Policies, to such consolidated financial statements, which have been prepared assuming that we will continue as a going concern. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by the forward-looking statements due to, among other things, our critical accounting estimates discussed below and important other factors set forth in this Annual Report on Form 10-K. Please see “Special Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report on Form 10-K.
Overview
During our fiscal year 2014, we were one of the leading providers of optical components, modules and subsystems for the core optical transport, service provider, wireless backhaul, enterprise and data center markets. Leveraging over three decades of laser technology innovation, photonic integration, and subsystem design, we provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, voice over IP, Software as a Service ("SaaS") and other bandwidth-intensive and high-speed applications.
Our customers include ADVA Optical Networking ("ADVA"); Alcatel-Lucent; Ciena Corporation ("Ciena"); Cisco Systems, Inc. ("Cisco"); Coriant GmbH ("Coriant"); Fujitsu Limited ("Fujitsu"); Huawei Technologies Co. Ltd ("Huawei"); Juniper Networks, Inc. ("Juniper"); Telefonaktiebolaget LM Ericsson ("Ericsson") and ZTE Corporation ("ZTE").

Recent Developments
Business Combinations and Dispositions
On August 5, 2014, Oclaro Japan, Inc. our wholly-owned subsidiary (“Oclaro Japan”), entered into a Master Separation Agreement (“MSA”) with Ushio Opto Semiconductors, Inc. (“Ushio Opto”) and Ushio, Inc. (“Ushio”), whereby Ushio Opto agreed to acquire the industrial and consumer business of Oclaro Japan located at its Komoro, Japan facility (the “Komoro Business”), by means of an absorption-type demerger under the Japanese Companies Act (such transaction, the “Transaction”).

Consideration for the Transaction will consist of 1.85 billion Japanese yen (approximately $18.0 million based on the exchange rate on August 5, 2014) in cash, of which 1.6 billion Japanese yen (approximately $15.6 million based on the exchange rate on August 5, 2014) will be paid at the closing and 250 million Japanese yen (approximately $2.4 million) will be paid into escrow and released to Oclaro Japan upon the earlier of six months after the closing or the completion by Oclaro Japan of certain transition services, subject to a net asset valuation adjustment post-closing and after deduction for any indemnification amounts determined to be owed to Ushio Opto prior to release of the funds from escrow.
On November 1, 2013, we sold our optical amplifier and micro-optics business (the “Amplifier Business”) to II-VI Incorporated ("II-VI"). We received proceeds of $88.6 million, consisting of $79.6 million in cash which was received on November 1, 2013, $4.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing claims and $5.0 million related to the exclusive option, which was received on September 12, 2013 and was credited against the purchase price upon closing of the sale. We entered into certain transition service and manufacturing service agreements to allow the Amplifier Business to continue operations during the ownership transition. Both parties provided customary and reciprocal representations, warranties and covenants in the Asset Purchase Agreement.
On September 12, 2013, we sold our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business (the “Zurich Business”) to II-VI. We received proceeds of $90.6 million in cash on September 12, 2013, and $2.9 million in cash during the third quarter of fiscal year 2014 which related to a final settlement of the post-closing working capital adjustment. We will also receive an additional $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims. In addition, we retained approximately $14.7 million in accounts receivable related to the Zurich Business and approximately $9.6 million of supplier and employee related payables related to the Zurich Business which were not included in the Zurich subsidiary. As part of the agreement, II-VI purchased our Swiss subsidiary, which includes its GaAs fabrication facility, and also the corresponding high power laser diodes, VCSEL and 980 nm pump laser product lines, including intellectual property, inventory, equipment and a related research and development facility in Tucson, all of which are associated with the Zurich Business. As part of the transition services agreement, during fiscal year 2014, we temporarily supplied II-VI with back-end manufacturing of the 980 nm pump and certain high power laser diode products from our Shenzhen, China manufacturing facility. Also, as part of the agreement, II-VI purchased certain pieces of equipment which are located in our Caswell facility. We continue to operate this equipment on behalf of II-VI, and provide certain wafer processing services in Caswell as part of an ongoing manufacturing services agreement.
Credit and Loan Agreements
In connection with Amendment Number Two to the Credit Agreement with PECM Strategic Funding LP and Providence TMT Debt Opportunity Fund II LP ("Term Lenders"), and as further consideration for the term loan, we issued the Term Lenders warrants to purchase shares of our common stock. The holders of the warrants were entitled to exercise the warrants for 1,836,000 shares of common stock at an exercise price equal to $1.50 per share. On May 2, 2014, the holders of the warrants exercised the warrants in full. We delivered 978,457 shares of common stock in connection with the cashless exercise of the warrants, and will not receive any proceeds from the exercise. As previously announced, the offer and sale of the warrants, which were issued on May 6, 2013, was not registered under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemption from registration under Section 4(a)(2) of the Securities Act as such transaction did not involve a public offering of securities.
On March 14, 2014, we terminated our Credit Agreement with Wells Fargo Capital Finance and certain other lenders. Prior to terminating the Credit Agreement, we repaid all amounts owed to the lenders under the Credit Agreement, other than immaterial amounts attributable to obligations under the Credit Agreement in respect to letters of credit.
On March 28, 2014, we entered into a loan and security agreement (the "Loan Agreement") with Silicon Valley Bank (the “Bank”) pursuant to which the Bank provided us with a three-year revolving credit facility of up to $40.0 million. Under the Loan Agreement, advances are available based on up to 80 percent of “eligible accounts” as defined in the Loan Agreement. The Loan Agreement has a $10.0 million sub-facility for letters of credit, foreign exchange contracts and cash management services. Borrowings made under the Loan Agreement bear interest at a rate based on either the London Interbank Offered Rate plus 2.25 percent or Wall Street Journal’s prime rate plus 1.00 percent. If the sum of (a) our unrestricted cash and cash equivalents that are subject to the Bank’s liens less (b) the amount outstanding to the Bank under the Loan Agreement (such sum being “Net Cash”) is less than $15.0 million, then the interest rates are increased by 0.75 percent until Net Cash exceeds $15.0 million for a calendar month. If interest paid under the Loan Agreement is less than $45,000 in any fiscal quarter, we are required to pay the Bank an additional amount equal to the difference between $45,000 and the actual interest paid during such fiscal quarter. The minimum interest payment is in lieu of a stand-by charge. The Loan Agreement contains covenants applicable to us, including a financial covenant that, on a consolidated basis, requires us to maintain a minimum fixed charge coverage ratio of no less than 1.10 to 1.00, if we do not maintain Net Cash of at least $15.0 million, and other customary covenants.

Convertible Notes
On December 19, 2013, the holders of our Convertible Notes exercised their rights to exchange the Convertible Notes for our common stock. The exchange rate for the exchanges was 541.7118 shares of common stock per $1,000 in principal amount of Convertible Notes. We issued 13,542,791 shares of common stock in connection with the exchange, with cash paid in lieu of fractional shares. In addition, pursuant to the terms of the indenture governing the Convertible Notes, we made a redemption exchange make-whole payment of $8.3 million.
Results of Operations
On September 12, 2013 we announced the sale of our Zurich Business to II-VI, along with an exclusive option to purchase our Amplifier Business. On October 10, 2013, we entered into an Asset Purchase Agreement with II-VI for the sale of our Amplifier Business, which subsequently closed on November 1, 2013. We have classified the financial results of the Zurich and Amplifier Businesses as discontinued operations for all periods presented. The following presentations relate to continuing operations only and accordingly excludes the financial results of the Zurich and Amplifier Businesses, unless otherwise indicated.
On July 23, 2012, we completed a merger with Opnext, Inc. (“Opnext”). The acquisition is more fully discussed in Note 3, Business Combinations and Dispositions to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations for the year ended June 29, 2013 include the results of operations of the combined entities from July 23, 2012, the date of the acquisition.

Fiscal Years Ended June 28, 2014 and June 29, 2013

The following table sets forth our consolidated results of operations for the fiscal years ended June 28, 2014 and June 29, 2013, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of revenues, except where indicated:

	Year Ended					Increase (Decrease)
	June 28, 2014		June 29, 2013		Change
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$390,871	100.0	$404,629	100.0	$(13,758)	(3.4)
Cost of revenues	338,424	86.6	376,461	93.0	(38,037)	(10.1)
Gross profit	52,447	13.4	28,168	7.0	24,279	86.2
Operating expenses:
Research and development	64,218	16.4	79,266	19.6	(15,048)	(19.0)
Selling, general and administrative	70,937	18.2	78,618	19.4	(7,681)	(9.8)
Amortization of other intangible assets	1,680	0.4	5,029	1.3	(3,349)	(66.6)
Restructuring, acquisition and related (income) expense, net	18,491	4.7	(7,631)	(1.9)	26,122	n/m	(1)
Flood-related (income) expense, net	(1,797)	(0.5)	(29,510)	(7.3)	27,713	(93.9)
Impairment of goodwill, other intangible assets and long-lived assets	584	0.2	27,021	6.7	(26,437)	(97.8)
Loss on sale of property and equipment	665	0.2	170	—	495	291.2
Total operating expenses	154,778	39.6	152,963	37.8	1,815	1.2
Operating loss	(102,331)	(26.2)	(124,795)	(30.8)	22,464	(18.0)
Other income (expense):
Interest income (expense), net	(9,228)	(2.3)	(3,271)	(0.8)	(5,957)	182.1
Loss on foreign currency transactions	(1,158)	(0.3)	(14,542)	(3.6)	13,384	(92.0)
Other income (expense), net	1,227	0.3	(2,527)	(0.6)	3,754	n/m	(1)
Gain on bargain purchase	—	—	24,866	6.1	(24,866)	(100.0)
Total other income (expense)	(9,159)	(2.3)	4,526	1.1	(13,685)	n/m	(1)
Loss from continuing operations before income taxes	(111,490)	(28.5)	(120,269)	(29.7)	8,779	(7.3)
Income tax (benefit) provision	(9,365)	(2.4)	26	—	(9,391)	n/m	(1)
Loss from continuing operations	(102,125)	(26.1)	(120,295)	(29.7)	18,170	(15.1)
Income (loss) from discontinued operations, net of tax	119,944	30.7	(2,450)	(0.6)	122,394	n/m	(1)
Net income (loss)	$17,819	4.6	$(122,745)	(30.3)	$140,564	n/m	(1)

(1)	Not meaningful
Revenues
Revenues for the year ended June 28, 2014 decreased by $13.8 million, or 3 percent, compared to the year ended June 29, 2013. Compared to the year ended June 29, 2013, revenues from sales of our 40 Gb/s and 100 Gb/s transmission modules increased by $34.7 million, or 24 percent; revenues from sales of our 10 Gb/s transmission modules decreased by $52.5 million, or 22 percent; and revenues from sales of our industrial and consumer products increased by $4.1 million, or 16 percent. This reflects the continued growth in the market for higher speed products that are smaller in size and have lower power consumption.
For the year ended June 28, 2014, Coriant GmbH ("Coriant") accounted for $77.1 million, or 20 percent, of our revenues, Cisco Systems, Inc. (“Cisco”) accounted for $49.1 million, or 13 percent, of our revenues, and Huawei Technologies Co., Ltd.

(“Huawei”) accounted for $42.6 million, or 11 percent, of our revenues. For the fiscal year ended June 29, 2013, Cisco accounted for $56.4 million, or 14 percent, of our revenues, Coriant accounted for $55.7 million, or 14 percent, of our revenues, and Huawei accounted for $42.2 million, or 10 percent, of our revenues.
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
Our gross margin rate increased to 13 percent for the year ended June 28, 2014, compared to 7 percent for the year ended June 29, 2013. Three percentage points of the the 6 percentage point improvement in gross margin rate related to the product mix of our sales, with an increased mix of our higher margin 100 Gb/s products during the year ended June 28, 2014, as compared to the year ended June 29, 2013. In addition, reduced manufacturing overhead costs contributed 2 percentage points of improvement, and the absence of certain acquisition costs combined with lower outsource transition costs in fiscal year 2014, as compared to fiscal year 2013, contributed 1 percentage point of improvement.
Research and Development Expenses
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.
Research and development expenses decreased by $15.0 million, or 19 percent, for the year ended June 28, 2014, compared to the year ended June 29, 2013. The decrease was related to a $6.2 million reduction in costs as a result of aligning and reducing combined research and development resources of Oclaro and Opnext in association with the merger, a decrease of $3.5 million related to our decision to no longer develop the WSS product line, a decrease of $3.2 million related to headcount reductions and other cost savings measures, a decrease of $1.6 million related to the impact of the depreciation of the Japanese Yen, and a decrease in stock compensation expense of $0.5 million.
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
Selling, general and administrative expenses decreased by $7.7 million, or 10 percent, for the year ended June 28, 2014, compared to the year ended June 29, 2013. The decrease was primarily related to $10.1 million reduction in costs as a result of aligning and reducing combined selling, general and administrative resources of Oclaro and Opnext in association with the merger, a decrease of $0.8 million related to the impact of the depreciation of the Japanese Yen, and a $1.0 million reduction in expenses associated with the shutdown of the WSS product line. These reductions were partially offset by an increase in audit fees of $1.2 million, an increase in variable pay of $1.2 million, an increase in legal costs of $0.8 million, and increase in stock compensation costs of $1.0 million.
Amortization of Other Intangible Assets
Amortization of other intangible assets decreased to $1.7 million for the year ended June 28, 2014 from $5.0 million for the year ended June 29, 2013. The decrease in our amortization is a result of recording a $14.2 million impairment charge related to our other intangible assets during the fourth quarter of fiscal year 2013, including $6.4 million related to intangibles acquired in connection with our acquisition of Mintera, $2.6 million related to intangibles acquired in connection with our acquisition of Opnext, and $5.2 million related to intangibles acquired in connection with other earlier acquisitions. Based on the current levels of our other intangible assets, we expect the amortization of intangible assets to be $1.7 million in each fiscal year from 2015 through 2018, and $0.6 million in fiscal year 2019.

Restructuring, Acquisition and Related (Income) Expense, Net

During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the year ended June 28, 2014, we recorded restructuring charges of $13.2 million, consisting of $8.5 million related to workforce reductions, $2.9 million in costs related to transferring production capabilities of our 10G InP products in-house from one of our contract manufacturers, $0.8 million related to a facility lease loss liability, $0.7 million related to the write-off of certain fixed assets in connection with our relocation of our manufacturing and research and development facilities from Totsuka, Japan, and $0.3 million in other lease cancellations and commitments.
In connection with the acquisition of Opnext, we initiated a restructuring plan to integrate the businesses in the first quarter of fiscal year 2013. In connection with the integration, we recorded $1.1 million and $12.1 million in restructuring charges during the year ended June 28, 2014 and June 29, 2013, respectively. The restructuring charges in fiscal year 2014 included $0.9 million related to external consulting charges and professional fees associated with reorganizing the infrastructure and $0.1 million related to facility exit costs. The restructuring charges in fiscal year 2013 included $10.5 million related to workforce reductions, $0.9 million related to the impairment of certain technology that is now considered redundant following the acquisition, $0.4 million related to the write-off of net book value inventory that supported this technology, and $0.3 million related to revised estimates for lease cancellations and commitments. Included in our restructuring charges during fiscal year 2013, we recorded $2.2 million relating to the separation agreement with our former Chief Executive Officer.
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of our Shenzhen, China manufacturing operations to Venture Corporation Limited ("Venture"). This transition is scheduled to occur in a phased and gradual transfer of certain products, which is scheduled to be completed in fiscal year 2015. In connection with this transition, we recorded restructuring charges of $3.5 million and $5.1 million during the year ended June 28, 2014 and June 29, 2013, respectively. All of the restructuring charges in fiscal year 2014 and 2013 related to employee separation charges.
We expect to incur an additional $4.0 million to $9.0 million, in aggregate, in restructuring charges over the course of the next year in connection with the these restructuring plans.
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
During the year ended June 28, 2014, we recorded $1.8 million in net flood-related income in our consolidated statement of operations, primarily consisting of $3.7 million in insurance settlement proceeds received in the second and third quarters of fiscal year 2014 and adjustments to retainers for professional services of $0.1 million, partially offset by an out-of-period adjustment of $2.0 million related to the impairment of leased assets assumed pursuant to the Opnext merger that had been damaged by the flooding. Approximately $1.5 million of the $3.7 million received in fiscal year 2014 represents payments against insurance claims filed under the former Opnext entity.
During the year ended June 29, 2013, we recorded net flood-related income of $29.5 million comprised of $30.8 million in settlement payments, offset in part by $1.3 million in professional fees and related expenses incurred in connection with our recovery efforts. Approximately $14.0 million of the $30.8 million received in fiscal year 2013 represents payments against insurance claims filed under the former Opnext entity.

Flood-related (income) expense, net for the years ended June 28, 2014 and June 29, 2013 include the following:

	Year Ended
	June 28, 2014	June 29, 2013
	(Thousands)
Write-off of net book value of damaged property and equipment	$2,009	$—
Personnel-related costs, professional fees and related expenses	(143)	1,287
Settlement payments	(3,663)	(30,797)
	$(1,797)	$(29,510)
Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets
In fiscal year 2014, we recorded an impairment charge of $0.6 million related to the write-off of certain machinery that was not being utilized.
During the fourth quarter of fiscal year 2014, we reviewed our other intangible assets for impairment. We compared their carrying amounts to market prices or the future undiscounted cash flows the assets are expected to generate. We determined that the carrying value of the assets did not exceed the fair value based on market prices or future discounted cash flows. We did not record any impairment charges related to other intangible assets in fiscal year 2014.
During the fourth quarter of fiscal year 2013, we performed an annual analysis for potential impairment of our goodwill, which included examining. based on factors and conditions then existing, the impact of current general economic conditions on our future prospects, the decline in our market capitalization, and the anticipated resizing of our operations with the recent sale of certain of our products and/or businesses. The first step of testing goodwill for impairment is based on a reporting unit’s “fair value,” which is generally determined through market prices. In certain cases, due to the absence of market prices for a particular element of our business, we have elected to base our analysis on discounted future expected cash flows. Based on this analysis, we concluded that our remaining goodwill on our consolidated balance sheet, which relates to our acquisition of Mintera, was impaired. We performed a second step impairment analysis, which indicated that the goodwill in connection with the Mintera reporting unit was fully impaired. Based upon this evaluation, we recorded $10.9 million for the goodwill impairment loss in our consolidated statement of operations for the year ended June 29, 2013. The impairment did not result in any cash expenditures. In connection with our second step goodwill impairment analysis, we also evaluated the fair value of our other intangible assets in this reporting unit, and our other reporting units, and concluded that based on declines in our forecasts, our decision to sell or abandon certain product lines and other factors, certain of these other intangible assets were also impaired as of June 29, 2013. We recorded impairment losses of $6.4 million related to intangibles acquired in connection with our acquisition of Mintera, $2.6 million related to intangibles acquired in connection with our acquisition of Opnext, and $5.2 million related to intangibles acquired in connection with other earlier acquisitions.
During fiscal year 2013, we also recorded $0.9 million related to the impairment of certain technology that was considered redundant following the acquisition of Opnext.
Other Income (Expense)
Other income (expense) decreased to $9.2 million in expense for the year ended June 28, 2014 from $4.5 million in income for the year ended June 29, 2013. This decrease was primarily due to a $24.9 million gain on bargain purchase in connection with our acquisition of Opnext in the first quarter of fiscal year 2013, and by a $6.9 million increase in interest expense primarily related to the make-whole payment from the conversion of the convertible notes into common stock in the second quarter of fiscal year 2014, partially offset by a $3.6 million impairment charge related to the revaluation of an investment during the year ended June 29, 2013, and as a result of recording lower foreign currency transaction losses of $13.4 million during the year ended June 28, 2014 as compared to the year ended June 29, 2013. The $13.4 million foreign currency transaction loss during the year ended June 29, 2013 was predominantly a result of revaluing intercompany receivables denominated in Japanese yen.
Income Tax Provision
For the fiscal year ended June 28, 2014, our income tax benefit of $9.4 million related primarily to our foreign operations and an adjustment relating to the income tax accounting for intra-period tax allocation during fiscal year 2014 between continuing operations and discontinued operations related to our sales of our Zurich and Amplifier Businesses.
For the fiscal year ended June 29, 2013, our income tax provision was minimal and related primarily to our foreign operations, which operate on a cost-plus basis for services associated with manufacturing and research and development.

Income from Discontinued Operations, Net of Tax
During the year ended June 28, 2014, we recorded a gain of $68.9 million related to the sale of the Amplifier Business and a gain of $63.2 million related to the sale of the Zurich Business.
During the year ended June 28, 2014, we recorded income from discontinued operations from the Amplifier and Zurich Businesses of $59.1 million and $60.8 million, respectively, which includes the gain on the sale of the businesses. For the year ended June 29, 2013, we recorded income from discontinued operations from the Amplifier Business of $1.5 million and a loss from discontinued operations from the Zurich Business of $3.9 million.
The following table sets forth the results of the discontinued operations of our Zurich and Amplifier Businesses and the year-over-year increases (decreases) in our results:

	Year Ended
	June 28, 2014	June 29, 2013	Change
	(Thousands)
Revenues	$49,081	$181,399	$(132,318)
Cost of revenues	37,418	145,165	(107,747)
Gross profit	11,663	36,234	(24,571)
Operating expenses	8,971	36,195	(27,224)
Other income (expense), net	130,518	(996)	131,514
Income (loss) from discontinued operations before income taxes	133,210	(957)	134,167
Income tax provision	13,266	1,493	11,773
Income (loss) from discontinued operations	$119,944	$(2,450)	$122,394

Fiscal Years Ended June 29, 2013 and June 30, 2012
The following table sets forth our consolidated results of operations for the fiscal years ended June 29, 2013 and June 30, 2012, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of revenues, except where indicated:

	Year Ended					Increase (Decrease)
	June 29, 2013		June 30, 2012		Change
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$404,629	100.0	$194,208	100.0	$210,421	108.3
Cost of revenues	376,461	93.0	165,528	85.2	210,933	127.4
Gross profit	28,168	7.0	28,680	14.8	(512)	(1.8)
Operating expenses:
Research and development	79,266	19.6	43,534	22.4	35,732	82.1
Selling, general and administrative	78,618	19.4	49,490	25.5	29,128	58.9
Amortization of other intangible assets	5,029	1.3	2,724	1.4	2,305	84.6
Restructuring, acquisition and related (income) expense, net	(7,631)	(1.9)	9,329	4.8	(16,960)	n/m	(1)
Flood-related (income) expense, net	(29,510)	(7.3)	2,458	1.3	(31,968)	n/m	(1)
Impairment of goodwill, other intangible assets and long-lived assets	27,021	6.7	—	—	27,021	n/m	(1)
(Gain) loss on sale of property and equipment	170	—	(11,182)	(5.8)	11,352	n/m	(1)
Total operating expenses	152,963	37.8	96,353	49.6	56,610	58.8
Operating loss	(124,795)	(30.8)	(67,673)	(34.8)	(57,122)	84.4
Other income (expense):
Interest income (expense), net	(3,271)	(0.8)	(1,121)	(0.6)	(2,150)	191.8
Loss on foreign currency transactions	(14,542)	(3.6)	4,585	2.4	(19,127)	n/m	(1)
Other income (expense), net	(2,527)	(0.6)	2,238	1.1	(4,765)	n/m	(1)
Gain on bargain purchase	24,866	6.1	—	—	24,866	n/m	(1)
Total other income (expense)	4,526	1.1	5,702	2.9	(1,176)	(20.6)
Loss from continuing operations before income taxes	(120,269)	(29.7)	(61,971)	(31.9)	(58,298)	94.1
Income tax provision	26	—	2,026	1.0	(2,000)	(98.7)
Loss from continuing operations	(120,295)	(29.7)	(63,997)	(33.0)	(56,298)	88.0
Loss from discontinued operations, net of tax	(2,450)	(0.6)	(2,506)	(1.3)	56	(2.2)
Net loss	$(122,745)	(30.3)	$(66,503)	(34.2)	$(56,242)	84.6

(1)	Not meaningful
Revenues
Revenues for the year ended June 29, 2013 increased by $210.4 million, or 108 percent, compared to the year ended June 30, 2012. The increase was primarily due to the inclusion of revenues in fiscal year 2013 generated through the acquisition of Opnext on July 23, 2012. Compared to the year ended June 30, 2012, revenues from sales of our 40 Gb/s and 100 Gb/s transmission modules increased by $75.2 million, or 111 percent; revenues from sales of our 10 Gb/s transmission modules increased by $109.4 million, or 86 percent; and revenues from sales of our industrial and consumer products increased by $25.8 million. The increase in revenue for these respective product groups was mainly attributable to our acquisition of Opnext and also our recovery from the flooding in Thailand.

For the fiscal year ended June 29, 2013, Cisco accounted for $56.4 million, or 14 percent, of our revenues, Coriant accounted for $55.7 million, or 14 percent, of our revenues, and Huawei accounted for $42.2 million, or 10 percent, of our revenues. For the fiscal year ended June 30, 2012, Fujitsu Limited accounted for $38.4 million, or 20 percent, of our revenues, ADVA Optical Networking accounted for $21.3 million, or 11 percent, of our revenues, and Ciena Corporation accounted for $18.9 million, or 10 percent, of our revenues.
Gross Profit
Our gross margin rate decreased to 7 percent for the year ended June 29, 2013, compared to 15 percent for the year ended June 30, 2012. The 8 percentage point decline in gross margin rate was mainly attributable to product mix of our sales, with a higher mix of lower margin fixed wavelength 10 Gb/s transmission products, and a decline of approximately 3 percentage points which was attributable to higher excess and obsolete inventory valuation charges. The decrease in our gross margin rate was partially offset by the re-assignment of certain of our manufacturing employees to efforts to restore our production capacity following the flood in Thailand, which resulted in a $1.9 million higher gross profit than would have otherwise been recorded for the year ended June 30, 2012, as these costs were included in flood-related (income) expense during that period rather than being recorded in cost of revenues.
Research and Development Expenses
Research and development expenses increased by $35.7 million, or 82 percent, for the year ended June 29, 2013, compared to the year ended June 30, 2012. The increase was primarily related to the inclusion of research and development expenses in fiscal year 2013 to fund research and development associated with products acquired through the acquisition of Opnext on July 23, 2012, partially offset by a reduction in research and development expenses related to synergies from aligning and reducing combined research and development resources of Oclaro and Opnext in association with the merger, and other cost reduction efforts in response to softening market conditions and lower post-flood revenues. In addition, for the year ended June 30, 2012, research and development expenses were $1.2 million lower than they would have been otherwise as the redeployment of certain research and development personnel to flood recovery efforts, on a temporary basis during the recovery time period, have been included in flood-related (income) expense in fiscal year 2012.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $29.1 million, or 59 percent, for the year ended June 29, 2013, compared to the year ended June 30, 2012. The increase was primarily related to the inclusion of selling, general and administrative expenses in fiscal year 2013 attributable to the operations of Opnext, partially offset by a reduction in selling, general and administrative expenses related to synergies from aligning and reducing combined selling, general and administrative resources of Oclaro and Opnext in association with the merger, and other cost reduction efforts in response to softening market conditions and lower post-flood revenues. For the year ended June 29, 2013, selling, general and administrative expenses were $0.4 million lower than they would have been otherwise, as the redeployment of certain selling, general and administrative personnel to flood recovery efforts, on a temporary basis during the recovery time period, have been included in flood-related (income) expense in fiscal year 2012.
Amortization of Other Intangible Assets
Amortization of other intangible assets increased to $5.0 million for the year ended June 29, 2013 from $2.7 million for the year ended June 30, 2012. The increase in our amortization is a result of our acquisition of Opnext, for which we recorded $16.4 million in other intangible assets during the first quarter of fiscal year 2013 as our estimate of the fair value of acquired intangible assets.
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

Restructuring, Acquisition and Related (Income) Expense, Net
In connection with the acquisition of Opnext, we recorded $12.1 million in restructuring charges during the year ended June 29, 2013, including $10.5 million related to workforce reductions, $0.9 million related to the impairment of certain technology that is now considered redundant following the acquisition, $0.4 million related to the write-off of net book value inventory that supported this technology, and $0.3 million related to revised estimates for lease cancellations and commitments. Included in our restructuring charges during fiscal year 2013, we recorded $2.2 million relating to the separation agreement with our former Chief Executive Officer.
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
Flood-Related (Income) Expense, Net
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
During the fourth quarter of fiscal year 2013, we completed our annual first step analysis for potential impairment of our goodwill, which included, based on factors and conditions then existing, examining the impact of current general economic conditions on our future prospects, the decline in our market capitalization, and the anticipated resizing of our operations with the recent sale of certain of our products and/or businesses, and we concluded that goodwill related to our Mintera reporting unit was impaired. During the fourth quarter of fiscal year 2013, we also completed our second step analysis of goodwill impairment, determining that the $10.9 million of goodwill related to our Mintera reporting unit was fully impaired. Based upon this evaluation, we recorded $10.9 million for the goodwill impairment loss in our consolidated statement of operations for fiscal year 2013.
In connection with our second step goodwill impairment analysis, we also evaluated the fair value of our other intangible assets of our Mintera reporting unit, and our other reporting units, and concluded that based on the decline in our forecast, our decision to sell or abandon certain product lines and other factors, certain of these other intangible assets were also impaired as of June 29, 2013. We recorded impairment losses of $6.4 million related to intangibles acquired in connection with our acquisition of Mintera, $2.6 million related to intangibles acquired in connection with our acquisition of Opnext, and $5.2 million related to intangibles acquired in connection with other earlier acquisitions.
(Gain) Loss on Sale of Property and Equipment
During fiscal year 2012, we sold our Shenzhen, China manufacturing facility for 136.0 million Chinese yuan (approximately $21.5 million on the date of the transaction). We received approximately $18.7 million in net proceeds after transfer taxes of approximately $2.5 million and transaction costs of approximately $0.4 million. For the year ended June 30, 2012, we recorded a $13.6 million gain on the sale of this facility, recognizing $11.3 million of this amount in gain (loss) on sale of property and equipment in our consolidated statement of operations in the fourth quarter of fiscal year 2012, and deferring $2.3 million of the gain, which is being amortized ratably against rent expense as part of our lease back of the facility.
Other Income (Expense)
Other income (expense) decreased to $4.5 million in income for the year ended June 29, 2013 from $5.7 million in income for the year ended June 30, 2012. This decrease was primarily due to (i) recording a $14.5 million loss on foreign currency transactions during the year ended June 29, 2013 due to the significant weakening of the Japanese yen relative to the U.S. dollar and its impact on the revaluation of our Japanese yen-denominated intercompany receivables, as compared to recording a $4.6 million gain on foreign currency transactions during the year ended June 30, 2012; (ii) an increase of $2.2 million in interest expense during the fiscal year 2013 as a result of higher average borrowings under our Credit Agreement, entering into a new term loan and issuing convertible notes during fiscal year 2013; (iii) a $3.6 million impairment charge related to the revaluation and sale of an investment in a privately-held company in fiscal year 2013, as compared to a $2.2 million gain on the sale of a minority equity investment in a private company in fiscal year 2012; partially offset by (iv) a $24.9 million gain on bargain purchase in connection with our acquisition of Opnext in the first quarter of fiscal year 2013.
Income Tax Provision
For the fiscal year ended June 29, 2013 and June 30, 2012, our income tax provision of $26,000 and $2.0 million, respectively, related primarily to our foreign operations.
Income from Discontinued Operations, Net of Tax
During the year ended June 29, 2013, we recorded income from discontinued operations from the Amplifier Business of $1.5 million and a loss from discontinued operations from the Zurich Business of $3.9 million, respectively. For the year ended June 30, 2012, we recorded income from discontinued operations from the Amplifier Business of $2.1 million and a loss from discontinued operations from the Zurich Business of $4.6 million.

The following table sets forth the results of the discontinued operations of our Zurich and Amplifier Businesses and the year-over-year increases (decreases) in our results:

	Year Ended
	June 29, 2013	June 30, 2012	Change
	(Thousands)
Revenues	$181,399	$191,250	$(9,851)
Cost of revenues	145,165	149,885	(4,720)
Gross profit	36,234	41,365	(5,131)
Operating expenses	36,195	37,444	(1,249)
Other income (expense), net	(996)	(1,469)	473
Income (loss) from discontinued operations before income taxes	(957)	2,452	(3,409)
Income tax (benefit) provision	1,493	4,958	(3,465)
Income (loss) from discontinued operations	$(2,450)	$(2,506)	$56

Liquidity and Capital Resources
The consolidated statements of cash flows and the discussion below on cash flows from operating activities, investing activities and financing activities have not been adjusted for the effects of the discontinued operations.
Cash flows from Operating Activities
Net cash used in operating activities for the year ended June 28, 2014 was $81.2 million, primarily resulting from a loss from continuing operations before income taxes of $111.5 million, adjusted for accumulated non-cash charges of $38.4 million (excluding the gains on the sale of the Zurich and Amplifier Businesses) and a $5.3 million decrease in cash due to changes in operating assets and liabilities. The $38.4 million of non-cash adjustments primarily consisted of $26.4 million of expense related to depreciation and amortization, $6.2 million expense related to stock-based compensation, $4.3 million related to the amortization and write-off of the issuance costs of a term loan and $2.0 million related to non-cash flood-related impairments, partially offset by $2.1 million from the amortization of the deferred gain from two sales-leaseback transactions. The $5.3 million decrease in cash due to changes in operating assets and liabilities was primarily comprised of a $27.2 million decrease in accounts payable, a $14.7 million decrease in accrued expenses and other liabilities and a $7.0 million increase in prepaid expenses and other current assets, partially offset by a $26.5 million decrease in accounts receivable, net, a $15.5 million decrease in inventory, and a $1.5 million decrease in other non-current assets.
Net cash used in operating activities for the year ended June 29, 2013 was $87.5 million, primarily resulting from a net loss of $122.7 million, partially offset by $28.4 million of non-cash adjustments and a $6.9 million increase in cash due to changes in operating assets and liabilities. The $28.4 million of non-cash adjustments was primarily comprised of $42.2 million of expense related to depreciation and amortization, $26.0 million related to the impairment of goodwill and other intangibles, $7.2 million of expense related to stock-based compensation, $3.6 million related to the impairment of an investment in a privately-held company, and $1.1 million charge related to other non-cash transactions, partially offset by $24.9 million for the bargain purchase gain related to our acquisition of Opnext, $24.8 million related to the gain on the sale of the thin film filter business and interleaver product line, and $2.1 million from the amortization of the deferred gain from two sales-leaseback transactions. The $6.9 million increase in cash due to changes in operating assets and liabilities was primarily comprised of a $33.9 million decrease in accounts receivable, net, and a $14.4 million decrease in inventory, partially offset by a $23.4 million decrease in accounts payable, a $15.0 million increase in prepaid expenses and other current assets, and a $2.9 million decrease in accrued expenses and other liabilities.
Net cash used in operating activities for the year ended June 30, 2012 was $26.7 million, primarily resulting from a net loss of $66.5 million, partially offset by $18.2 million of non-cash adjustments and a $21.7 million increase in cash due to changes in operating assets and liabilities. The $18.2 million of non-cash adjustments was primarily comprised of $22.3 million of expense related to depreciation and amortization, $8.2 million of expense related to our non-cash flood-related impairments and $6.6 million of expense related to stock-based compensation, partially offset by a $11.3 million gain on the sale of our building in Shenzhen, China, $2.2 million due to the revaluation of the Mintera earnout liability, $2.2 million gain on the sale of an investment, $1.9 million gain from the sale of certain assets related to a legacy product and $1.0 million from the amortization of deferred gain from two sales-leaseback transactions. The $21.7 million increase in cash due to changes in operating assets and liabilities was primarily comprised of a $14.9 million decrease in inventory, a $6.7 million increase in accrued expenses and other liabilities and a $6.3 million decrease in accounts receivable, partially offset by a $5.1 million decrease in accounts payable, a $0.6 million increase in other non-current assets and a $0.5 million increase in prepaid expenses and other current assets.
Cash flows from Investing Activities
Net cash provided by investing activities for the year ended June 28, 2014 was $169.2 million, primarily consisting of $93.5 million in proceeds from the sale of the Zurich Business, $84.6 million in proceeds from the sale of the Amplifier Business, $2.1 million from the sale of certain assets, partially offset by $8.8 million in capital expenditures and $2.3 million increase in restricted cash.
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
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended June 28, 2014 was $72.1 million, primarily consisting of $65.0 million in repayments on a term loan and our revolving credit facility and $7.1 million in payments on capital leases.
Net cash provided by financing activities for the year ended June 29, 2013 was $30.8 million, primarily consisting of $22.8 million in proceeds from the sale of convertible notes, $22.5 million from borrowings under a term loan, $15.3 million in borrowings under our revolving credit facility and $1.6 million in proceeds from the issuance of common stock through stock option exercises and our employee stock purchase plan, partially offset by $16.0 million in repayments on a note payable and our revolving credit facility, $8.6 million in payments in connection with the remaining earnout obligations related to our acquisition of Mintera, and $6.7 million in payments on capital lease obligations.
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
Effect of Exchange Rates on Cash and Cash Equivalents for the Years Ended June 28, 2014, June 29, 2013 and June 30, 2012
The effect of exchange rates on cash and cash equivalents for the year ended June 28, 2014 was a decrease of $1.6 million, primarily consisting the revaluation of the U.S. dollar denominated operating intercompany payables and receivables of our foreign subsidiaries and the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries.
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
Credit Line and Notes
As of June 28, 2014, we had a $40.0 million revolving credit facility with Silicon Valley Bank. As of June 28, 2014, there were no amounts outstanding under this credit facility. See Note 7, Credit Line and Notes, for additional information regarding this credit facility.

Prior to establishing our credit facility with Silicon Valley Bank, we maintained a credit facility with Wells Fargo Capital Finance, Inc. ("Wells Fargo") and certain other lenders, which was terminated on March 14, 2014. All amounts outstanding under this credit facility were repaid during fiscal year 2014. As of June 29, 2013, there was $40.0 million outstanding under this credit facility. See Note 7, Credit Line and Notes, for additional information regarding this credit facility.
On May 6, 2013, we secured a $25.0 million term loan (the “Term Loan”), which was subsequently repaid during the first quarter of fiscal year 2014, with the proceeds from the sale of our Zurich Business. See Note 7, Credit Line and Notes, for additional information regarding this Term Loan.
On December 14, 2012, we closed a private placement of $25.0 million aggregate principal amount 7.50% Exchangeable Senior Secured Second Lien Notes due 2018. The sale of the convertible notes resulted in net proceeds of approximately $22.8 million. On December 19, 2013, the holders exercised their rights to exchange the convertible notes for our common stock. The exchange rate for the exchanges was 541.7118 shares of common stock per $1,000 in principal amount of convertible notes. We issued 13,542,791 shares of common stock in connection with the exchange, with cash payable in lieu of fractional shares. In addition, pursuant to the terms of the indenture governing the convertible notes, we made a redemption exchange make-whole payment of $8.3 million. See Note 7, Credit Line and Notes, for additional information regarding these convertible notes.

Future Cash Requirements

As of June 28, 2014, we held $104.1 million in cash and short-term investments, comprised of $99.0 million in cash and cash equivalents, $5.1 million in restricted cash and $0.1 million of short-term investments; and we had working capital of $175.2 million.

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

Based on our current cash and cash equivalent balances, we believe that we have sufficient funds to support our operations through the next 12 months, including costs associated with the implementation of our restructuring activities.

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

We have incurred significant operating losses from continuing operations and generated negative cash flows from operations for fiscal year 2014. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon us having sufficient resources to operate our business. In addition to the availability of our cash resources as of June 28, 2014, the continued operation of our business is dependent upon our achieving cash flows expected to be generated from the execution of our current operating plan, including anticipated restructuring plans, together with amounts expected to be available under our Credit Agreement and from the sale of our Komoro, Japan industrial and consumer business. We can make no assurances that we will be successful concluding the sale of our Komoro, Japan industrial and consumer business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

In addition, we have been operating in China for an extended period of time and have accumulated significant intercompany balances with our related entities. Our ability to repay or collect these balances may be restricted by Chinese laws and, as a result, we may be unable to successfully pay down or collect on these balances. As a consequence, we may be assessed additional taxes in China if we are unable to claim bad debt deductions or incur debt forgiveness income from the cancellation of these intercompany balances. Additionally, if we are found not to have complied with the various local laws surrounding cross border payments, we may incur penalties and fines for non-compliance. Any such taxes, penalties and/or fines could be significant in amount and, as a result, could have a material adverse effect on our financial condition, including our cash and cash equivalent balances.

For additional information on the risks we face related to future cash requirements, see Item 1A. Risk Factors under “— Risks Related to Our Business — We have a history of large operating losses and we may not be able to achieve profitability in the future and maintain sufficient levels of liquidity,” Note 1, Basis of Preparation and Summary of Significant Accounting Policies – Basis of Preparation, and the Report of Independent Registered Public Accounting Firm included elsewhere in this Annual Report on Form 10-K.
As of June 28, 2014, $74.7 million of the $99.0 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for our Shanghai, China; Korean; and Japanese entities where closure will eventually follow our decision to exit certain businesses in fiscal year 2014.
Risk Management — Foreign Currency Risk
As our business is multinational in scope, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. We expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling and the Japanese yen. Fluctuations in the exchange rate between the U.S. dollar, the U.K. pound sterling, the Japanese yen and, to a lesser extent, other currencies in which we collect revenues and pay expenses could affect our operating results. This includes the Chinese yuan and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen and Shanghai, China; and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.
From time to time, we have entered into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of June 28, 2014 and June 29, 2013, we did not have any outstanding foreign currency forward exchange contracts.
Contractual Obligations
Our contractual obligations at June 28, 2014, by nature of the obligation and amount due over identified periods of time, are set out in the table below:

	Capital Lease Obligations(1)	Operating Lease Obligations	Sublease Income	Purchase Obligations
		(Thousands)
Fiscal Year:
2015	$5,947	$10,538	$(272)	$81,731
2016	2,953	9,001	(84)	—
2017	1,379	7,983	(78)	—
2018	50	7,601	(19)	—
2019	33	7,408	—	—
Thereafter	88	64,202	—	—
	$10,450	$106,733	$(453)	$81,731

(1)	Amounts include interest.
The purchase obligations consist of our total outstanding purchase order commitments at June 28, 2014. Any capital purchases to which we are committed are included in these outstanding purchase order commitments, with the exception of capital purchases made under capital leases, which are shown separately. Operating leases are future annual commitments under non-cancelable operating leases, including rents payable for land and buildings.
We continue to lease one building in Acton, Massachusetts, which we previously used to house the manufacturing and research and development related to certain of our products which was considered redundant, following the acquisition of Opnext and its product lines. The lease for the building is scheduled to expire on January 31, 2016, with a current rental cost of approximately $0.5 million annually. In determining our facility lease loss liability, various assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. During the fourth quarter of fiscal year 2014, we recorded a lease loss liability of $0.8 million related to this facility. Adjustments to this accrual will be made in future periods, if events and circumstances change.

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
We also have indemnification clauses in various contracts that we enter into in connection with acquisitions, divestitures and during the normal course of business, such as indemnifications in favor of customers in respect of liabilities they may incur as a result of purchasing our products should such products infringe the intellectual property rights of a third party. We have not historically paid out any material amounts related to these indemnifications; therefore, no accrual has been made for these indemnifications.
Other than as set forth above, we are not currently party to any material off-balance sheet arrangements.

Recent Accounting Pronouncements
See Note 1, Basis of Preparation and Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding the effect of new accounting pronouncements on our consolidated financial statements.

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
Our significant accounting policies are described in Note 1, Basis of Preparation and Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that the policies described below involve critical accounting estimates.
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
Our preliminary estimates of fair value are inherently uncertain and subject to refinement. As a result, during the measurement period for a business combination, which may be up to one year, we may record adjustments to the values of assets acquired and liabilities assumed. After the conclusion of the measurement period or our final determination of the values of assets acquired or liabilities assumed, whichever comes first, subsequent adjustments affecting earnings are recorded within our consolidated statements of operations. For example, in the fourth quarter of fiscal year 2013, we made significant adjustments to the preliminary purchase price allocation of the assets acquired and liabilities assumed in our acquisition of Opnext upon the completion of our valuation. See Note 3, Business Combinations and Dispositions, included elsewhere in this Annual Report on Form 10-K, for additional information.
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
During the year ended June 28, 2014 and June 29, 2013, we received $3.7 million and $30.8 million in settlement payments, respectively, relating to losses we incurred due to the flooding in Thailand. As there were no contingencies associated with these payments, we recorded the payments within flood related income (expense), net in our consolidated statements of operations.

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
During the fourth quarter of fiscal year 2013, we completed our annual first step analysis for potential impairment of our goodwill, which included, based on factors and conditions then existing, examining the impact of current general economic conditions on our future prospects, the decline in our market capitalization, and the anticipated resizing of our operations with the recent sale of certain of our products and/or businesses, and we concluded that the goodwill related to our Mintera reporting unit was impaired. We completed our full evaluation of the second step impairment analysis, which indicated that the goodwill was fully impaired and we recorded $10.9 million for impairment losses in our consolidated statement of operations for the year ended June 29, 2013. In connection with our second step goodwill impairment analysis, we also evaluated the fair value of our other intangible assets of this reporting unit, and our other reporting units, and concluded that based on the decline in our forecast, our decision to sell or abandon certain product lines and other factors, certain of these other intangible assets were also impaired as of June 29, 2013. We recorded impairment losses in the fourth quarter of fiscal year 2013 of $6.4 million related to intangibles acquired in connection with our acquisition of Mintera, $2.6 million related to intangibles acquired in connection with our acquisition of Opnext, and $5.2 million related to intangibles acquired in connection with other earlier acquisitions.
During the fourth quarter of fiscal year 2014, we reviewed our other intangible assets for impairment. We compared their carrying amounts to market prices or the future undiscounted cash flows the assets are expected to generate. We determined that the carrying value of the assets did not exceed the fair value based on market prices or future discounted cash flows. We did not record any impairment charges in fiscal year 2014.
Accounting for Stock-Based Compensation
We recognize in our statement of operations all stock-based compensation, including grants of employee stock options, grants of restricted stock and purchase rights under our Employee Stock Purchase Plan, based on their fair values on the grant dates. Estimating the grant date fair value of employee stock options and purchase rights requires us to make judgments in the determination of inputs into the Black-Scholes valuation model which we use to arrive at an estimate of the fair value for such awards. These inputs are based upon highly subjective assumptions as to the volatility of the underlying stock, risk free interest rates and the expected life of the options. Judgment is also required in estimating the number of share-based awards that are expected to be forfeited during any given period. As required under the accounting standards, we review our valuation assumptions at each grant date, and, as a result, our valuation assumptions used to value employee stock options granted and purchase rights in future periods may change. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our consolidated results of operations could be materially impacted. During the years ended June 28, 2014, June 29, 2013 and June 30, 2012, we recognized $6.0 million, $6.4 million and $5.9 million of stock-based compensation expense, respectively. See Note 12, Stock-based Compensation, to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
Income Taxes
We account for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are provided against deferred income tax assets which are not likely to be realized.
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance, recorded cumulative net losses in prior fiscal periods and uncertainty about the timing of future profits, we have provided a full valuation allowance against most of our U.S. and foreign deferred tax assets. Our valuation allowance decreased by $97.2 million and increased by $177.4 million in fiscal years 2014 and 2013, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our principal market risks are our exposure to changes in interest rates and certain exchange rates. We do not use risk sensitive instruments for trading purposes.
Interest rates
We finance our operations through a mixture of issuances of equity and debt securities, capital leases, working capital and by drawing on our credit facility. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed under our credit facility and through our capital leases. At June 28, 2014, there were no amounts outstanding under our credit facility and $9.9 million outstanding under capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense by $0.1 million.
We monitor our interest rate risk on cash balances primarily through cash flow forecasting. Cash that is surplus to immediate requirements is invested in short-term deposits with banks accessible with one day’s notice and invested in overnight money market accounts. We believe our current interest rate risk is immaterial.
Foreign currency
As our business is multinational in scope, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. In the future, we expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling and Japanese yen. Fluctuations in the exchange rate between the U.S. dollar, the U.K. pound sterling, and the Japanese yen and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese yuan and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen and Shanghai, China; and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.
As of June 28, 2014, our U.K. subsidiary had $29.9 million, net, in U.S. dollar denominated operating intercompany payables, $36.8 million in U.S. dollar denominated accounts receivable and payable, net, related to sales to external customers and purchases from suppliers, and $18.7 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $2.6 million (U.S. dollar strengthening), or loss of $2.6 million (U.S. dollar weakening) on the translation of these receivables and other cash balances, which would be recorded as gain (loss) on foreign exchange in our consolidated statement of operations.
As of June 28, 2014, our Japan subsidiary had $44.5 million, net, in U.S. dollar denominated operating intercompany payables, $11.9 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $7.4 million in U.S. dollar denominated cash and restricted cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $4.9 million (U.S. dollar weakening), or loss of $4.9 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign exchange in our consolidated statement of operations.
Hedging Program
We are currently a party to foreign currency forward contracts in an effort to mitigate a portion of our exposure to fluctuations between the U.S. dollar and the Japanese Yen and between the U.S. dollar and U.K. pound sterling. We do not currently hedge our exposure to the Chinese yuan or the Euro, but we may in the future if conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward contracts can have an adverse effect on our financial condition. As of June 28, 2014, we did not have any outstanding foreign currency forward contracts.

Item 8. Financial Statements and Supplementary Data
The financial statements required by this item may be found beginning on pages F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2014.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective as a result of a material weakness that existed in our internal control over financial reporting, as described in Management’s Report on Internal Control over Financial Reporting below.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of June 28, 2014 and a material weakness in our internal control over financial reporting that existed as of that date as described below, management believes that (i) this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with U.S. GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 28, 2014. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on our assessment, management concluded that, as of June 28, 2014, our internal control over financial reporting is not effective based on these criteria, because of the deficiencies described below which, in aggregate, constitute a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have determined that the Company’s processes, procedures, and controls related to the review and analysis of inventory and property and equipment were not effective to ensure that certain amounts related to these financial statement accounts were accurately reported in a timely manner.

Inventory and Property and Equipment

We identified control deficiencies relating to certain accounting and reporting of inventory and property and equipment which, in aggregate, constitute a material weakness in our internal control over financial reporting. Specifically, the control deficiencies were caused by a failure to perform adequate reviews of inventory and property and equipment account reconciliations and analysis, a lack of qualified personnel with sufficient knowledge and expertise to perform such reviews, and a lack of established policies and procedures that can be applied consistently throughout the organization.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting
Remediation of Prior Year Material Weakness
As disclosed in our Annual Report on Form 10-K for the year ended June 29, 2013, we identified a material weakness in our internal control over financial reporting such that our disclosure controls and procedures related to accounting for the purchase of the Opnext acquisition were not effective. Over the past year, we implemented enhancements to our internal controls over financial reporting, including hiring finance personnel and adding oversight for the accounting of acquisitions and dispositions. These controls have been operational for a sufficient period of time to allow management to conclude that these controls are operating effectively and the material weakness is considered remediated.
Remediation of Current Year Material Weakness
In order to remediate the control deficiencies discussed above, management has started to implement, or has developed plans to implement, several measures, including developing new comprehensive global inventory policies and procedures to ensure inventory is valued timely and accurately and assigning new personnel to inventory accounting roles that have the experience and expertise to ensure control deficiencies, such as those noted above, do not reoccur. In addition, we plan on developing a global fixed asset policy which will establish requirements and guidelines for the performance of physical counts and valuation of fixed assets. Pursuant to this new policy, the Company will perform a full fixed asset count in fiscal year 2015. We will also take steps to ensure that personnel assigned to fixed asset accounting roles have the experience and expertise to ensure control deficiencies, such as those noted above, do not reoccur.

We believe that the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine that modifications to the remediation plan described above are necessary to address the material weakness.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears under Item 8 of this Annual Report on Form 10-K.

(c)    Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders under the headings “Proposal 1 — Election of Class I Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics.”
Item 11. Executive Compensation
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Employment, Change of Control and Severance Arrangements.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders under the headings "Related Party Transactions," “Policies and Procedures for Related Person Transactions,” “Director Independence,” “Employment, Change of Control and Severance Arrangements,” “Proposal 1 — Election of Class I Directors,” and “Corporate Governance.”
Item 14. Principal Accounting Fees and Services
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders under the headings “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures.”

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of or are included in this Annual Report on Form 10-K:
1. Financial Statements
See Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.
2. Financial Statement Schedule
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

OCLARO, INC. (Registrant)

September 10, 2014	By:	/s/ Greg Dougherty
Greg Dougherty
Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Greg Dougherty, Pete Mangan and Mike Fernicola, jointly and severally, as their attorneys-in-fact, with full power of each to act alone and full powers of substitution, for them in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Greg Dougherty	Director and Chief Executive Officer	September 10, 2014
Greg Dougherty	(Principal Executive Officer)

/s/ Pete Mangan	Chief Financial Officer	September 10, 2014
Pete Mangan	(Principal Financial Officer)

/s/ Mike Fernicola	Chief Accounting Officer	September 10, 2014
Mike Fernicola	(Principal Accounting Officer)

/s/ Marissa Peterson	Chairman of the Board	September 10, 2014
Marissa Peterson

/s/ Edward B. Collins	Director	September 10, 2014
Edward B. Collins

/s/ Kendall W. Cowan	Director	September 10, 2014
Kendall W. Cowan

/s/ Lori Holland	Director	September 10, 2014
Lori Holland

/s/ Joel Smith III	Director	September 10, 2014
Joel Smith III

/s/ William L. Smith	Director	September 10, 2014
William L. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Oclaro, Inc.

We have audited the accompanying consolidated balance sheets of Oclaro Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 28, 2014 and June 29, 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 28, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oclaro Inc. and subsidiaries as of June 28, 2014 and June 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 28, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 10, 2014 expressed an adverse opinion thereon.
/s/ GRANT THORNTON LLP
San Francisco, California
September 10, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Oclaro, Inc.
We have audited the internal control over financial reporting of Oclaro, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 28, 2014, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: ineffective controls over certain accounting and reporting for inventory and property and equipment.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of June 28, 2014 based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 28, 2014. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 consolidated financial statements, and this report does not affect our report dated September 10, 2014, which expressed an unqualified opinion on those financial statements.
We do not express an opinion or any other form of assurance on management’s statements referring to corrective actions to be taken after June 28, 2014 relative to the aforementioned material weakness in internal control over financial reporting.
/s/ GRANT THORNTON LLP
San Francisco, California
September 10, 2014

OCLARO, INC.
CONSOLIDATED BALANCE SHEETS

	June 28, 2014	June 29, 2013
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$98,973	$84,635
Restricted cash	5,055	2,719
Short-term investments	95	200
Accounts receivable, net of allowances for doubtful accounts and sales returns of $2,750 and $579 as of June 28, 2014, respectively, and $2,993 and $3,206 as of June 29, 2013, respectively, and including $2,706 and $2,975 due from related parties as of June 28, 2014 and June 29, 2013, respectively	82,872	100,774
Inventories	71,099	86,029
Prepaid expenses and other current assets	45,275	33,498
Assets of discontinued operations held for sale	—	55,333
Total current assets	303,369	363,188
Property and equipment, net	50,768	72,028
Other intangible assets, net	8,536	10,233
Other non-current assets	3,012	4,445
Total assets	$365,685	$449,894
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $4,483 and $2,246 due to related parties as of June 28, 2014 and June 29, 2013, respectively	$71,283	$94,157
Accrued expenses and other liabilities	51,492	52,010
Capital lease obligations, current	5,387	8,281
Term loan payable	—	24,647
Credit line payable	—	39,964
Liabilities of discontinued operations held for sale	—	17,470
Total current liabilities	128,162	236,529
Deferred gain on sale-leasebacks	10,711	10,477
Convertible notes payable	—	22,990
Capital lease obligations, non-current	4,539	9,914
Other non-current liabilities	14,345	15,852
Total liabilities	157,757	295,762
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 175,000 shares authorized; 107,779 shares issued and outstanding as of June 28, 2014 and 92,766 shares issued and outstanding as of June 29, 2013	1,077	928
Additional paid-in capital	1,458,487	1,429,155
Accumulated other comprehensive income	45,864	39,368
Accumulated deficit	(1,297,500)	(1,315,319)
Total stockholders’ equity	207,928	154,132
Total liabilities and stockholders’ equity	$365,685	$449,894
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(Thousands, except per share amounts)
Revenues, including $13,412 and $9,311 from related parties for the years ended June 28, 2014 and June 29, 2013, respectively	$390,871	$404,629	$194,208
Cost of revenues	338,424	376,461	165,528
Gross profit	52,447	28,168	28,680
Operating expenses:
Research and development	64,218	79,266	43,534
Selling, general and administrative	70,937	78,618	49,490
Amortization of other intangible assets	1,680	5,029	2,724
Restructuring, acquisition and related (income) expense, net	18,491	(7,631)	9,329
Flood-related (income) expense, net	(1,797)	(29,510)	2,458
Impairment of goodwill, other intangible assets and long-lived assets	584	27,021	—
(Gain) loss on sale of property and equipment	665	170	(11,182)
Total operating expenses	154,778	152,963	96,353
Operating loss	(102,331)	(124,795)	(67,673)
Other income (expense):
Interest income (expense), net	(9,228)	(3,271)	(1,121)
Gain (loss) on foreign currency transactions	(1,158)	(14,542)	4,585
Other income (expense), net	1,227	(2,527)	2,238
Gain on bargain purchase	—	24,866	—
Total other income (expense)	(9,159)	4,526	5,702
Loss from continuing operations before income taxes	(111,490)	(120,269)	(61,971)
Income tax (benefit) provision	(9,365)	26	2,026
Loss from continuing operations	(102,125)	(120,295)	(63,997)
Income (loss) from discontinued operations, net of tax	119,944	(2,450)	(2,506)
Net income (loss)	$17,819	$(122,745)	$(66,503)
Basic and diluted net income (loss) per share:
Loss per share from continuing operations	$(1.03)	$(1.37)	$(1.27)
Income (loss) per share from discontinued operations	1.21	(0.03)	(0.05)
Basic and diluted net income (loss) per share	$0.18	$(1.40)	$(1.32)
Shares used in computing net income (loss) per share:
Basic	98,986	87,770	50,396
Diluted	98,986	87,770	50,396
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(Thousands)
Net income (loss)	$17,819	$(122,745)	$(66,503)
Other comprehensive income (loss):
Unrealized loss on hedging transactions	—	(7)	(47)
Unrealized gain (loss) on marketable securities	(104)	86	(52)
Currency translation adjustments	771	9,193	(6,980)
Pension adjustment, net of tax benefits of $639 in 2013 and $1,630 in 2012	5,829	558	(4,113)
Total comprehensive income (loss)	$24,315	$(112,915)	$(77,695)
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$17,819	$(122,745)	$(66,503)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Adjustment in fair value of earn-out obligation	—	—	(2,158)
Amortization of deferred gain on sale-leasebacks	(2,134)	(2,059)	(985)
Amortization and write-off of debt discount and issuance costs	4,293	524	—
Depreciation and amortization	26,383	42,177	22,289
Flood-related non-cash losses	2,011	—	8,173
Gain on sale of Zurich Business	(63,240)	—	—
Gain on sale of Amplifier Business	(68,923)	—	—
Gain on bargain purchase on acquisition of Opnext	—	(24,866)	—
Gain on sale of assets	—	(24,846)	—
(Gain) loss on sale of property and equipment	665	(80)	(11,566)
Impairment of goodwill, other intangible assets and long-lived assets	584	26,015	—
Stock-based compensation expense	6,243	7,212	6,592
Other adjustments	365	4,306	(4,185)
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net	26,547	33,862	6,255
Inventories	15,517	14,449	14,898
Prepaid expenses and other current assets	(6,987)	(15,008)	(469)
Other non-current assets	1,509	(151)	(641)
Accounts payable	(27,179)	(23,393)	(5,111)
Accrued expenses and other liabilities	(14,657)	(2,895)	6,738
Net cash used in operating activities	(81,184)	(87,498)	(26,673)
Cash flows from investing activities:
Purchases of property and equipment	(8,756)	(17,202)	(20,292)
Proceeds from sale of Zurich Business	93,545	—	—
Proceeds from sale of Amplifier Business	84,600	—	—
Proceeds from sale of building	—	—	18,664
Proceeds from sales of property and equipment	—	80	446
Proceeds from sale of assets	2,120	26,000	3,900
Proceeds from sale of investments	—	3,861	3,438
Transfer (to) from restricted cash, net of acquired businesses	(2,309)	17,893	(71)
Cash acquired from business combinations	—	36,123	—
Net cash provided by investing activities	169,200	66,755	6,085
Cash flows from financing activities:
Proceeds from issuance of common stock, net	(46)	1,646	97
Proceeds from borrowings under credit line	—	15,256	25,500
Proceeds from the sale of convertible notes, net	—	22,768	—
Proceeds from term loan, net	—	22,455	—
Payments on capital lease obligations	(7,073)	(6,676)	—
Repayments on borrowings under credit line, note payable and term loan	(64,964)	(16,040)	—
Cash paid under earnout obligations	—	(8,628)	(2,762)
Net cash provided by (used in) financing activities	(72,083)	30,781	22,835
Effect of exchange rate on cash and cash equivalents	(1,595)	12,837	(3,270)
Net increase (decrease) in cash and cash equivalents	14,338	22,875	(1,023)
Cash and cash equivalents at beginning of fiscal year	84,635	61,760	62,783
Cash and cash equivalents at end of fiscal year	$98,973	$84,635	$61,760
Supplemental disclosures of cash flow information:
Cash paid for interest	$10,437	$2,496	$743
Cash paid for income taxes	2,571	3,589	2,688
Supplemental disclosures of non-cash transactions:
Issuance of common stock in connection with exercise of convertible notes	$23,050	$—	$—
Issuance of common stock, stock options and stock appreciation rights related to the acquisition of Opnext	—	89,842	—
Capital lease obligations incurred for purchases of property and equipment	—	(658)	—
Warrants issued in connection with term loans	—	667	—
Issuance of common stock to settle Xtellus escrow liability	—	—	7,000
Issuance of common stock to settle Mintera earnout liability	—	—	2,758
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(Thousands)
Balance at July 2, 2011	50,476	$505	$1,313,931	$40,730	$(1,126,071)	$229,095
Issuance of shares related to share awards and restricted stock units	343	3	(182)	—	—	(179)
Issuance of shares upon the exercise of common stock options	45	—	96	—	—	96
Transfer of escrow shares to former Xtellus stockholders	—	—	7,000	—	—	7,000
Shares returned from escrow account	(122)	(1)	1	—	—	—
Shares issued in connection with acquisitions	769	8	2,750	—	—	2,758
Stock-based compensation	—	—	6,576	—	—	6,576
Other comprehensive loss	—	—	—	(11,192)	—	(11,192)
Net loss	—	—	—	—	(66,503)	(66,503)
Balance at June 30, 2012	51,511	515	1,330,172	29,538	(1,192,574)	167,651
Issuance of shares related to share awards and restricted stock units	1,697	17	(83)	—	—	(66)
Issuance of shares upon the exercise of common stock options	6	—	3	—	—	3
Issuance of shares in connection with the employee stock purchase plan	1,135	11	1,699	—	—	1,710
Shares issued in connection with acquisitions	38,416	385	89,457	—	—	89,842
Stock-based compensation	—	—	7,240	—	—	7,240
Warrants issued in connection with notes	—	—	667	—	—	667
Other comprehensive gain	—	—	—	9,830	—	9,830
Net loss	—	—	—	—	(122,745)	(122,745)
Balance at June 29, 2013	92,765	928	1,429,155	39,368	(1,315,319)	154,132
Issuance of shares related to share awards and restricted stock units	338	3	(218)	—	—	(215)
Issuance of shares upon the exercise of common stock options	155	1	158	—	—	159
Issuance of shares in connection with exercise of warrants	978	10	—	—	—	10
Issuance of shares in connection with conversion of convertible notes, net of adjustments for unamortized issuance and discount costs	13,543	135	22,983	—	—	23,118
Stock-based compensation	—	—	6,409	—	—	6,409
Other comprehensive gain	—	—	—	6,496	—	6,496
Net income	—	—	—	—	17,819	17,819
Balance at June 28, 2014	107,779	$1,077	$1,458,487	$45,864	$(1,297,500)	$207,928
The accompanying notes form an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PREPARATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Annual Report on Form 10-K as “Oclaro,” “we,” “us,” or “our.”
During our fiscal year 2014, we were one of the leading providers of optical components, modules and subsystems for the core optical transport, service provider, wireless backhaul, enterprise and data center markets. Leveraging over three decades of laser technology innovation, photonic integration, and subsystem design, we provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, voice over IP, Software as a Service ("SaaS") and other bandwidth-intensive and high-speed applications.
On November 1, 2013, we sold our optical amplifier and micro-optics business (the “Amplifier Business”) to II-VI Incorporated (II-VI). The sale is more fully discussed in Note 3, Business Combinations and Dispositions.
On September 12, 2013, we sold our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business (the “Zurich Business”) to II-VI. The sale is more fully discussed in Note 3, Business Combinations and Dispositions.
These sales are reported as discontinued operations, which require retrospective restatement of prior periods to classify the assets, liabilities and results of operations as discontinued operations. We have classified the assets and liabilities to be sold as “assets of discontinued operations held for sale” and “liabilities of discontinued operations held for sale” within current assets and current liabilities, respectively, on the consolidated balance sheet as of June 29, 2013. The notes to our consolidated financial statements relate to our continuing operations only, unless otherwise indicated.
On July 23, 2012, we completed a merger with Opnext, Inc. ("Opnext"). The acquisition is more fully discussed in Note 3, Business Combinations and Dispositions. The consolidated balance sheets as of June 28, 2014 and June 29, 2013, include the assets and liabilities assumed in the Opnext acquisition. The consolidated statements of operations, comprehensive income (loss) and cash flows for the years ended June 28, 2014 and June 29, 2013 include the results of operations of the combined entities from July 23, 2012, the date of the acquisition. Our statements of operations, comprehensive income (loss) and cash flows for the year ended June 30, 2012, do not include any results of operations from Opnext.
Basis of Preparation
The consolidated financial statements include the accounts of Oclaro and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which contemplate the continuation of a company as a going concern. As of June 28, 2014, we held $104.1 million in cash and short-term investments, comprised of $99.0 million in cash and cash equivalents, $5.1 million in restricted cash and $0.1 million of short-term investments; and we had working capital of $175.2 million. We have incurred significant operating losses from continuing operations and generated negative cash flows from operations for fiscal year 2014. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon us having sufficient resources to operate our business. In addition to the availability of our cash resources as of June 28, 2014, the continued operation of our business is dependent upon our achieving cash flows expected to be generated from the execution of our current operating plan, including anticipated restructuring plans, together with amounts expected to be available under our Credit Agreement and from the sale of our Komoro, Japan industrial and consumer business. See Note 17, Subsequent Events for further details on the sale of our Komoro, Japan industrial and consumer business. We can make no assurances that we will be successful concluding the sale of our Komoro, Japan industrial and consumer business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.
In the event that any of the sources of liquidity described in the preceding paragraph are, for any reason, not available to us in a timely manner or in the event that we need additional liquidity beyond our current expectations, such as to fund future growth or strengthen our balance sheet or to fund the cost of restructuring activities, we may find it necessary to lower our operating income break-even level and undertake additional cost cutting measures. We will continue to explore other sources of additional liquidity. These additional sources of liquidity could include one, or a combination, of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.

Reclassifications
For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications did not affect our consolidated net income (loss), cash flows, cash and cash equivalents or stockholders’ equity as previously reported.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Examples of significant estimates and assumptions made by management involve the fair value of goodwill and long-lived assets, the fair value of purchase consideration paid, assets acquired and liabilities assumed in business combinations, valuation allowances for deferred tax assets, the fair value of stock-based compensation, estimates used to determine facility lease loss liabilities, estimates for allowances for doubtful accounts, the evaluation of insurance recoveries, and valuation of excess and obsolete inventories. These judgments can be subjective and complex and consequently actual results could differ materially from those estimates and assumptions.
Out of Period Adjustment
In fiscal 2014, we recorded an out-of-period adjustment of approximately $2.0 million in flood-related (income) expense in our consolidated statements of operations. The adjustment, which decreased flood-related income and decreased property and equipment, net, was made to account for the impairment of leased assets assumed pursuant to the Opnext merger that had been damaged in the 2011 Thailand flood (see Note 6, Flood-Related (Income) Expense, Net). We determined that this adjustment did not have a material impact to our current or prior period consolidated financial statements.
Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012 were each 52 week years.
Cash and Cash Equivalents
Cash and cash equivalents are carried at market value. We consider all liquid investment securities with an original maturity date of three months or less to be cash equivalents. Any realized gains and losses on liquid investment securities are included in other income (expense) in our consolidated statements of operations.
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	June 28, 2014	June 29, 2013
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$97,759	$82,634
Money market funds	1,214	2,001
	$98,973	$84,635
As of June 28, 2014, $74.7 million of the $99.0 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay U.S. taxes to repatriate these funds (subject to an adjustment for foreign tax credits).
As of June 28, 2014, we also had restricted cash of $5.1 million, consisting of approximately $2.6 million which serves as collateral for the performance of our obligations under certain facility lease agreements and $2.4 million (equivalent to RMB 15 million) of cash held in Oclaro Shenzhen’s bank account in China that was frozen by the Xi'an Court in connection with our litigation with Xi’an Raysung Photonics Inc. (see Note 9, Commitments and Contingencies, for additional details regarding this litigation.)
Concentration of Credit Risks
We place our cash and cash equivalents with and in the custody of financial institutions, which at times, are in excess of amounts insured. Management monitors the ongoing creditworthiness of these institutions. Our investment policy limits the amounts invested with any one institution, type of security and issuer. To date, we have not experienced significant losses on these investments.

Our trade accounts receivable are concentrated with companies in the telecom industry. At June 28, 2014, three customers accounted for a total of 42 percent of our gross accounts receivable. At June 29, 2013, three customers accounted for a total of 33 percent of our gross accounts receivable.
Allowance for Doubtful Accounts and Sales Return Allowance
We perform ongoing credit evaluations of our customers and record specific allowances for doubtful accounts when a customer is unable to meet its financial obligations, as in the case of bankruptcy filings or deteriorated financial position. Estimates are used in determining allowances for customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. We write-off a receivable account when all rights, remedies and recourses against the account and its principals are exhausted and record a benefit when previously reserved accounts are collected. We recorded minimal provisions as allowances for doubtful accounts in fiscal year 2014 and $0.7 million and $0.1 million as allowances for doubtful accounts in fiscal years 2013 and 2012, respectively.
We record a provision for estimated sales returns, which is netted against revenues, in the same period as the related revenues are recorded. These estimates are based on historical sales returns, other known factors and our return policy. In fiscal year 2014, 2013 and 2012, we recorded a provision of zero, $3.1 million and zero as sales return allowances, respectively.
Inventories
Inventories, consisting of raw materials, work-in-process and finished goods are stated at the lower of cost (first in, first out basis) or market. We plan production based on orders received and a forecast demand. These production estimates are dependent on assessment of current and expected orders from our customers, including consideration that orders are subject to cancellation with limited advance notice prior to shipment. We assess the valuation of our inventory, including significant inventories held by contract manufacturers on our behalf, on a quarterly basis. Products may be unsalable because they are technically obsolete due to substitute products, specification changes or excess inventory relative to customer forecasts. We adjust the carrying value of inventory using methods that take these factors into account. If we find that the cost basis of our inventory is greater than the current market value, we write the inventory down to the estimated selling price, less the estimated costs to complete and sell the product.
The following table provides details regarding our inventories at the dates indicated:

	June 28, 2014	June 29, 2013
	(Thousands)
Inventories:
Raw materials	$20,036	$32,678
Work-in-process	20,505	26,760
Finished goods	30,558	26,591
	$71,099	$86,029
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, which generally range from three to seven years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives or the term of the related lease, whichever is shorter. When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are removed from the accounts. Gains or losses resulting from asset dispositions are included in (gain) loss on sale of property and equipment in the accompanying consolidated statements of operations. Repair and maintenance costs are expensed as incurred.

The following table provides details regarding our property and equipment, net at the dates indicated:

	June 28, 2014	June 29, 2013
	(Thousands)
Property and equipment, net:
Buildings and improvements	$12,989	$10,271
Plant and machinery	47,247	72,144
Fixtures, fittings and equipment	9,701	4,295
Computer equipment	13,723	13,940
	83,660	100,650
Less: accumulated depreciation	(32,892)	(28,622)
	$50,768	$72,028
Depreciation expense was $25.3 million, $30.0 million and $12.9 million for the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012, respectively. In fiscal year 2014, we recorded an impairment charge of $0.6 million related to the write-off of certain machinery that was not being utilized.
Property and equipment includes assets under capital leases of $9.9 million and $18.2 million at June 28, 2014 and June 29, 2013, respectively, the majority of which were assumed in connection with the Opnext acquisition. Amortization associated with assets under capital leases is recorded in depreciation expense.
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
In fiscal year 2013, our goodwill was tested for impairment using a two-step process. In the first step, the estimated fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, a second step of the impairment test is performed whereby we hypothetically apply purchase accounting to the reporting unit using the fair value from the first step in order to determine the implied fair value of a reporting unit’s goodwill. We estimate the fair value of the reporting unit using the expected present value of future cash flows and also compare our market capitalization plus a control premium for reasonableness. See Note 4. Goodwill and Other Intangible Assets.
In fiscal year 2013, we adopted the Financial Accounting Standard Board's ("FASB") Accounting Standards Update ("ASU") 2012-2, Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment, which established an optional two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill. The two-step analysis establishes an optional qualitative assessment to precede our quantitative assessment, if necessary. In the qualitative assessment, we must evaluate the totality of qualitative factors, including any recent fair value measurements, that impact whether our indefinite-lived intangibles other than goodwill have a carrying amount that more likely than not exceeds their fair value.
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

Non-Marketable Cost Method Investments
We account for our non-marketable cost method investments, which consist of less than 20 percent equity ownership interests of common stock and/or preferred stock in privately-held companies, under the cost method of accounting. As of June 28, 2014 and June 29, 2013, we no longer held any investments in privately-held companies. During fiscal year 2013, we sold our remaining cost method investment for $3.9 million of cash proceeds. We had previously acquired this investment in fiscal year 2010 for a purchase price of $7.5 million. We recorded a $3.6 million impairment charge during fiscal year 2013 in other income (expense) in our consolidated statement of operations.
Derivative Financial Instruments
Our operating results are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. A majority of our revenues are denominated in U.S. dollars, while a significant portion of our expenses are denominated in United Kingdom (U.K.) pounds sterling, Japanese yen, Chinese yuan and euros, in which we pay expenses in connection with operating our facilities in the United Kingdom, Japan, China and Italy. Prior to our sale of our Zurich Business, we also incurred a significant portion of our expenses in Swiss francs. Historically, we have entered into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to exchange rate fluctuations between the U.S. dollar and the U.K. pound sterling.
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
At June 28, 2014 and June 29, 2013, we had no outstanding foreign currency forward exchange contracts.
Accrued Expenses and Other Liabilities
The following table provides details for our accrued expenses and other liabilities at the dates indicated:

	June 28, 2014	June 29, 2013
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$18,612	$10,391
Compensation and benefits related accruals	10,242	13,117
Warranty accrual	4,672	4,670
Accrued restructuring, current	2,220	5,363
Other accruals	15,746	18,469
	$51,492	$52,010
Warranty
We generally provide a warranty for our products ranging from 12 months to 36 months from the date of sale, although warranties for certain of our products may be longer. We accrue for the estimated costs to provide warranty services at the time revenue is recognized. Our estimate of costs to service our warranty obligations is based on historical experience and expectation of future conditions. To the extent we experience increased warranty claim activity or increased costs associated with servicing those claims, our warranty costs would increase, resulting in a decrease in gross profit.
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

Advertising Costs
Advertising costs are expensed as incurred. Our advertising costs for the years ended June 28, 2014, June 29, 2013 and June 30, 2012 were not significant.
Restructuring Expenses
We record costs associated with employee terminations and other exit activities when the liability is incurred. Employee termination benefits are recorded when the benefit arrangement is communicated to the employee and no significant future services are required. If employees are required to render service until they are terminated in order to receive the termination benefits, the fair value of the termination date liability is recognized ratably over the future service period. Lease cancellation and commitment costs are recorded when we cease using the facility. Lease cancellation and commitment costs are calculated using estimated future lease commitments less estimated sublease income, based on current market conditions. See Note 5, Restructuring Liabilities.
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
During the year ended June 28, 2014 and June 29, 2013, we received $3.7 million and $30.8 million in settlement payments, respectively, relating to losses we incurred due to flooding at our contract manufacturer in Thailand. As there were no contingencies associated with these payments, we recorded these payments within flood-related (income) expense, net in our consolidated statements of operations for the year ended June 28, 2014 and June 29, 2013, respectively.
The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates.
Stock-Based Compensation
We use the Black-Scholes option pricing model to value the fair value of stock options, purchase rights under our employee stock purchase program and stock appreciation rights. We use grant date fair value to value restricted stock awards, restricted stock units and performance shares.
We record compensation expense using the straight-line method and estimate forfeitures when recognizing compensation expense, and we adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of compensation expense to be recognized in future periods. The amount of stock-based compensation expense recognized in any one period related to performance shares can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying performance shares, and any previously recognized compensation expense related to those performance shares would be reversed.
Stock options have a term of seven to ten years and generally vest over a two to four year service period, and restricted stock awards generally vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors or may be subject to additional vesting conditions based upon achievement of such performance-based objectives.
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
Net Income (Loss) Per Share
Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, stock appreciation rights, unvested restricted stock awards, warrants, shares issuable in connection with convertible notes and obligations under escrow agreements during such period. For the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012, we excluded such dilutive securities from the computation of diluted shares outstanding since we incurred a net loss from continuing operations in these periods and their inclusion would have an anti-dilutive effect.
Recent Accounting Pronouncements
In March 2013, the FASB issued ASU No. 2013-5, Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. This guidance amends a parent company’s accounting for the cumulative translation adjustment recorded in accumulated other comprehensive income associated with a foreign entity. The amendment requires a parent to release into net income the cumulative translation adjustment related to its investment in a foreign entity when it either sells a part or all of its investment, or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. We elected to early adopt this guidance during our first quarter of fiscal year 2014. Accordingly, we treated our sale of our Zurich Business in the first quarter of fiscal year 2014 in accordance with this guidance and recorded $3.1 million in income from discontinued operations related to the cumulative translation adjustment from deconsolidating our Swiss subsidiary during the year ended June 28, 2014 within the consolidated statement of operations. This guidance will continue to impact our financial position and results of operations prospectively in the instance of an event or transaction described above.
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
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results or a business activity classified as held for sale should be reported as discontinued operations. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. This guidance is effective for us prospectively in the third quarter of fiscal year 2015. We do not expect these changes to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. The FASB issued ASU 2014-09 to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. This guidance is effective for us prospectively in the first quarter of fiscal year 2018. We are currently evaluating the impact that the implementation of this standard will have on our financial statements.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet captions and consisted of the following types of instruments at June 28, 2014:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(Thousands)
Cash and cash equivalents: (1)
Money market funds	1,214	—	—	1,214
Short-term investments:
Marketable securities	95	—	—	95
Total assets measured at fair value	$1,309	—	—	$1,309

(1)	Excludes $97.8 million in cash held in our bank accounts at June 28, 2014.

The following table provides details regarding the changes in assets and liabilities classified within Level 3 from June 30, 2012 to June 28, 2014:

Other non-current
liabilities
(Thousands)
Balance at June 30, 2012	$—
Initial calculation for the contingent obligation for make-whole premium	136
Adjustments to the contingent obligation for make-whole premium	(37)
Balance at June 29, 2013	99
Adjustments to the contingent obligation for make-whole premium	600
Settlement of make-whole premium upon conversion of the convertible notes	(699)
Balance at June 28, 2014	$—
During the second quarter of fiscal year 2014, the holders of the convertible notes exercised their rights to exchange the convertible notes for our common stock. The conversion of the notes is more fully discussed in Note 7, Credit Line and Notes.

NOTE 3. BUSINESS COMBINATIONS AND DISPOSITIONS
During the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012, we recorded $7.8 million, $3.7 million and $2.6 million, respectively, in legal and other direct acquisition-related costs in connection with business combinations and asset dispositions. These costs are recorded within restructuring, acquisition and related (income) expense, net in our consolidated statements of operations.

Sale of Amplifier Business

On October 10, 2013, Oclaro Technology Limited entered into an Asset Purchase Agreement with II-VI, whereby Oclaro Technology Limited agreed to sell to II-VI and certain of its affiliates its Amplifier Business for $88.6 million in cash. The transaction closed on November 1, 2013. Consideration, valued at $88.6 million consisting of $79.6 million in cash, which was received on November 1, 2013, $4.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing claims and $5.0 million related to an exclusive option, which was received on September 12, 2013 and was credited against the purchase price upon closing of the sale.

We entered into certain transition service and manufacturing service agreements to allow the Amplifier Business to continue operations during the ownership transition. Both parties provided customary and reciprocal representations, warranties and covenants in the Asset Purchase Agreement.

We classified the sale of our Amplifier Business as a discontinued operation as of September 12, 2013, the date management committed to sell the business. In connection with this transaction, we transferred $16.2 million in net assets to II-VI. We also incurred approximately $3.0 million in legal fees, commissions and other administrative costs related to this transaction. We recognized a gain of $68.9 million on the sale of the Amplifier Business, which is recorded within discontinued operations in the consolidated statements of operations for the year ended June 28, 2014. As of June 28, 2014, we had a $4.0 million receivable in prepaid expenses and other current assets from II-VI related to the hold-back for potential post-closing adjustments or claims.

The assets of the discontinued operation are presented as current assets under the caption assets of discontinued operations held for sale in the accompanying consolidated balance sheet at June 29, 2013, and consist of the following:

June 29, 2013
(Thousands)
Assets of Discontinued Operations Held for Sale
Inventories	$8,308
Prepaid expenses and other current assets	303
Property and equipment, net	6,555
$15,166
The following table presents the statements of operations for the discontinued operations of the Amplifier Business:

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(Thousands)
Revenues	$35,185	$93,902	$96,085
Cost of revenues	26,389	72,901	74,226
Gross profit	8,796	21,001	21,859
Operating expenses	5,545	18,739	18,907
Other income (expense), net	68,923	—	—
Income from discontinued operations before income taxes	72,174	2,262	2,952
Income tax provision	13,068	800	822
Income from discontinued operations	$59,106	$1,462	$2,130

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
As part of the agreement, II-VI purchased our Swiss subsidiary, which includes its GaAs fabrication facility, and also the corresponding high power laser diodes, VCSEL and 980 nm pump laser product lines, including intellectual property, inventory, equipment and a related research and development facility in Tucson, all of which are associated with the business. Also, as part of the agreement, II-VI purchased certain pieces of equipment which are located in our Caswell facility. We continue to operate this equipment on behalf of II-VI, and provide certain wafer processing services in Caswell as part of an ongoing manufacturing services agreement.
As part of the transition services agreement, during fiscal year 2014, we temporarily supplied II-VI with back-end manufacturing of the 980 nm pump and certain high power laser diode products from our Shenzhen, China manufacturing facility. In addition, various supply and transition service agreements have been established between the companies to ensure a smooth transition.
We have classified the sale of our Zurich Business as a discontinued operation. In connection with this transaction, we transferred $31.4 million in net assets to II-VI and incurred approximately $4.8 million in legal fees, commissions and other administrative costs. We recognized a gain of $63.2 million on the sale of the Zurich Business, which was included in income (loss) from discontinued operations, net of tax, for the year ended June 28, 2014 in our consolidated statements of operations.

During fiscal year 2014, in connection with the sale of the Zurich Business, we also recorded $3.1 million in income from discontinued operations related to the release of the cumulative translation adjustment from deconsolidating our Swiss subsidiary and a $4.8 million loss from discontinued operations related to the interest charges incurred in connection with the settlement of the term loan (refer to Note 7, Credit Line and Notes for further details.)
As of June 28, 2014, we recorded a $6.0 million receivable in prepaid expenses and other current assets from II-VI related to the hold-back for potential post-closing adjustments or claims.
The assets and liabilities of the discontinued operation are presented as current assets and current liabilities, separately under the captions assets of discontinued operations held for sale and liabilities of discontinued operations held for sale in the accompanying consolidated balance sheet at June 29, 2013, and consist of the following:

June 29, 2013
(Thousands)
Assets of Discontinued Operations Held for Sale
Accounts receivable, net	$79
Inventories	23,762
Prepaid expenses and other current assets	1,294
Property and equipment, net	12,749
Deferred tax asset, non-current	2,283
$40,167

June 29, 2013
(Thousands)
Liabilities of Discontinued Operations Held for Sale
Accounts payable	$2,315
Accrued expenses and other liabilities	6,788
Other non-current liabilities	8,367
$17,470
The following table presents the statements of operations for the discontinued operations of the Zurich Business:

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(Thousands)
Revenues	$13,896	$87,497	$95,165
Cost of revenues	11,029	72,264	75,659
Gross profit	2,867	15,233	19,506
Operating expenses	3,426	17,456	18,537
Other income (expense), net	61,595	(996)	(1,469)
Income (loss) from discontinued operations before income taxes	61,036	(3,219)	(500)
Income tax provision	198	693	4,136
Income (loss) from discontinued operations	$60,838	$(3,912)	$(4,636)

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

The total purchase price under the asset purchase agreement was $27.0 million in cash. During fiscal year 2013, we received $26.0 million in cash proceeds and the remaining $1.0 million during fiscal year 2014.
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
In connection with the acquisition: (i) 91,467,739 shares of Opnext common stock were converted into the right to receive 38,416,355 shares of our common stock; (ii) outstanding options to purchase 10,119,340 shares of Opnext common stock were converted into options to purchase 4,250,011 shares of our common stock; and (iii) stock appreciation rights ("SARs") with respect to 412,123 shares of Opnext common stock were converted into SARs with respect to 172,970 shares of our common stock. Immediately following the effective time of the merger, Oclaro stockholders immediately prior to the merger owned approximately 57 percent and Opnext’s stockholders owned approximately 43 percent of the combined company. The combination is intended to qualify as a tax-free reorganization for federal income tax purposes. We accounted for this acquisition under the purchase method of accounting. The estimated fair value of assets acquired and liabilities assumed and the results of operations of Opnext from the closing date of the acquisition, July 23, 2012, are included in our consolidated financial statements at June 28, 2014 and June 29, 2013 and for the years then ended.
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
Asset Sale
In December 2011, we entered into an asset sale agreement to sell certain assets related to a legacy product, including inventory, equipment and intangibles, in exchange for $3.9 million of initial consideration plus potential earnout consideration based on the purchaser’s revenues from the legacy product over a 15 months period following the closing date. As of June 30, 2012, we received the full $3.9 million of the initial consideration.
During the year ended June 30, 2012, we completed the asset transfer and recognized a gain of $1.9 million within restructuring, acquisition and related (income) expense, net in the consolidated statements of operations. In fiscal year 2013, we recorded $0.4 million earnout consideration related to this agreement. Earnout consideration is recognized in the period it is reported to us as due, provided we believe cash collections are reasonably assured.
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
We also agreed to pay additional revenue-based consideration whereby former security holders of Mintera were entitled to receive up to $20.0 million. The earnout consideration was payable in cash or, at our option, newly issued shares of our common stock, or a combination of cash and stock. During the year ended June 30, 2012, we recorded a $2.2 million decrease in the fair value of these earnout obligations within restructuring, acquisition and related (income) expense, net in the consolidated statements of operations. During fiscal year 2012, we settled the 12 month earnout obligation with the former security holders by paying them $0.5 million in cash and issuing 0.8 million shares of our common stock valued at $2.8 million. During fiscal year 2012, we also settled a portion of the 18 month earnout obligation with the former security holders by paying them $2.2 million in cash. The remaining 18 month earnout obligation of $8.6 million was settled in fiscal year 2013.
For accounting purposes, the total fair value of consideration given in connection with the acquisition of Mintera was $25.6 million, We recorded goodwill of $10.9 million in connection with the acquisition. In fiscal year 2013, we determined the goodwill related to this acquisition was impaired. Refer to Note 4, Goodwill and Other Intangible Assets for more information on the impairment of the goodwill.

NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
Additions and Dispositions
In connection with our sale of the Zurich Business, we transferred certain of our other intangible assets to II-VI. As of September 12, 2013, the date of the sale, and as of June 29, 2013, these other intangible assets had no carrying value. For the year ended June 29, 2013, we recorded $0.3 million in amortization related to these intangible assets, which has been reclassified to discontinued operations in the consolidated statements of operations.
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
Impairment Assessments
During the fourth quarter of fiscal year 2014, we reviewed our other intangible assets for impairment. We compared their carrying amounts to market prices or the future undiscounted cash flows the assets are expected to generate. We determined that the carrying value of the assets did not exceed the fair value based on market prices or future discounted cash flows. We did not record any impairment charges in fiscal year 2014.
During the fourth quarter of fiscal year 2013, we performed an annual analysis for potential impairment of our goodwill, which included examining the impact of current general economic conditions on our future prospects, the decline in our market capitalization, and the anticipated resizing of our operations with the recent sale of certain of our products and/or businesses. The first step of testing goodwill for impairment is based on a reporting unit’s “fair value,” which is generally determined through market prices. In certain cases, due to the absence of market prices for a particular element of our business, we have elected to base our analysis on discounted future expected cash flows. Based on this analysis, we concluded that our remaining goodwill on our consolidated balance sheet, which relates to our acquisition of Mintera, was impaired. We performed a second step impairment analysis, which indicated that the goodwill in connection with the Mintera reporting unit was fully impaired. Based upon this evaluation, we recorded $10.9 million for the goodwill impairment loss in our consolidated statement of operations for the year ended June 29, 2013. The impairment did not result in any cash expenditures. In connection with our second step goodwill impairment analysis, we also evaluated the fair value of our other intangible assets in this reporting unit, and our other reporting units, and concluded that based on declines in our forecasts, our decision to sell or abandon certain product lines and other factors, certain of these other intangible assets were also impaired as of June 29, 2013. We recorded impairment losses of $6.4 million related to intangibles acquired in connection with our acquisition of Mintera, $2.6 million related to intangibles acquired in connection with our acquisition of Opnext, and $5.2 million related to intangibles acquired in connection with other earlier acquisitions.
In addition, during fiscal year 2013, we determined that a portion of the technology we acquired in connection with our acquisition of Mintera in July 2010 was considered redundant, following the acquisition of Opnext and its product lines. We recorded $0.9 million for the impairment loss related to these intangibles in goodwill and other intangible assets in our consolidated statement of operations for the year ended June 29, 2013.
Amortization
Amortization of other intangible assets for the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012, was $1.7 million, $5.0 million and $2.7 million, respectively. Amortization is recorded as an operating expense within the consolidated statements of operations.

Estimated future amortization expense of other intangible assets is as follows:

Estimated Future Amortization
(Thousands)
Fiscal Year:
2015	$1,690
2016	1,690
2017	1,690
2018	1,690
2019	561
Thereafter	1,215
$8,536
The following table provides details regarding the changes in our goodwill for each of the three years then ended:

Total
(Thousands)
Balance at July 2, 2011 and June 30, 2012	$10,904
Impairment	(10,904)
Balance at June 29, 2013 and June 28, 2014	—
The following table summarizes the activity related to our other intangible assets for fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Amortization	Total
	(Thousands)
Balance at July 2, 2011	$10,252	$6,559	$2,807	$2,910	$965	$(4,347)	$19,146
Amortization	—	—	—	—	—	(2,724)	(2,724)
Translations and adjustments	(14)	(39)	—	—	—	—	(53)
Balance at June 30, 2012	$10,238	$6,520	$2,807	$2,910	$965	$(7,071)	$16,369
Additions	8,700	—	4,860	—	2,860	—	16,420
Amortization	—	—	—	—	—	(5,029)	(5,029)
Impairment	(9,119)	(1,954)	(1,568)	(1,995)	(475)	—	(15,111)
Translations and adjustments	(1,486)	(10)	(901)	—	(12)	(7)	(2,416)
Balance at June 29, 2013	$8,333	$4,556	$5,198	$915	$3,338	$(12,107)	$10,233
Amortization	—	—	—	—	—	(1,680)	(1,680)
Translations and adjustments	(66)	104	(55)	—	—	—	(17)
Balance at June 28, 2014	$8,267	$4,660	$5,143	$915	$3,338	$(13,787)	$8,536
During fiscal year 2013, the Japanese yen declined in value relative to the U.S. dollar by approximately 20 percent, thus reducing the value of our Japanese yen denominated intangible assets, acquired in connection with our acquisition of Opnext, by approximately $2.4 million at June 29, 2013.

NOTE 5. RESTRUCTURING LIABILITIES

2014 Restructuring Plan

During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the year ended June 28, 2014, we recorded restructuring charges of $13.2 million pursuant to this plan, consisting of $8.5 million related to workforce reductions, $2.9 million related to transferring production capabilities of our 10G InP products in-house from one of our contract manufacturers, $0.8 million related to a facility lease loss liability, $0.7 million related to the write-off of certain fixed assets in connection with our relocation of our manufacturing and research and development facilities from Totsuka, Japan, and $0.3 million in other lease cancellations and commitments. During the year ended June 28, 2014, we paid $8.5 million to settle a portion of these restructuring liabilities. As of June 28, 2014, we had $2.2 million in accrued restructuring liabilities related to this restructuring plan. We expect to incur an additional $2.5 million to $6.5 million in restructuring charges over the course of the next year in connection with the ongoing activities related to this restructuring plan.
Opnext Restructuring
In connection with the acquisition of Opnext, we initiated a restructuring plan to integrate the businesses in the first quarter of fiscal year 2013. In connection with the integration, we recorded $1.1 million and $12.1 million in restructuring charges during the year ended June 28, 2014 and June 29, 2013, respectively. The restructuring charges in fiscal year 2014 included $0.9 million related to external consulting charges and professional fees associated with reorganizing the infrastructure and $0.1 million related to revised estimates for lease cancellations and commitments. The restructuring charges in fiscal year 2013 included $10.5 million related to workforce reductions, $0.9 million related to the impairment of certain technology that is now considered redundant following the acquisition, $0.4 million related to the write-off of net book value inventory that supported this technology, and $0.3 million related to revised estimates for lease cancellations and commitments. Included in our restructuring charges during fiscal year 2013, we recorded $2.2 million relating to the separation agreement with our former Chief Executive Officer.
During the year ended June 28, 2014 and June 29, 2013, we made scheduled payments of $2.2 million and $8.0 million, respectively, to settle these restructuring liabilities. During the year ended June 28, 2014 and June 29, 2013, we also paid $1.8 million and $0.3 million, respectively, to settle the liability related to the separation agreement with our former Chief Executive Officer. As of June 28, 2014, we had no remaining accrued restructuring liabilities related to this restructuring plan.
Restructuring Plan related to our Manufacturing Operations in Shenzhen, China
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of a portion of our Shenzhen, China manufacturing operations to Venture Corporation Limited ("Venture"). This transition is scheduled to occur in a phased and gradual transfer of products over three years, which is scheduled to be completed in fiscal year 2015. In connection with this transition, we recorded restructuring charges of $3.5 million, $5.1 million and $6.0 million during the year ended June 28, 2014, June 29, 2013 and June 30, 2012, respectively. All of the restructuring charges in fiscal year 2014, 2013 and 2012 related to employee separation charges.
During fiscal year 2014, 2013 and 2012, we made scheduled payments of $7.1 million, $2.7 million and $3.9 million, respectively, to settle these restructuring liabilities. As of June 28, 2014, we had $0.6 million in accrued restructuring liabilities related to this restructuring plan. As of June 28, 2014, we expect to incur an additional $1.5 million to $2.5 million in restructuring costs as we complete the transfer of certain of our manufacturing operations to Venture in fiscal year 2015.
Earlier Restructuring Plans
During fiscal year 2012, we incurred $1.4 million in restructuring charges related to earlier plans of restructuring. During fiscal year 2012 we made scheduled payments and/or recorded reductions to our restructuring reserves of $1.2 million, reducing the related lease liabilities and employee severance and retention obligations. We do not expect to incur additional restructuring costs in connection with these previously announced restructuring plans.
For all periods presented, separation payments under the restructuring and cost reduction efforts were accrued and charged to restructuring in the period that the amounts were both determined and communicated to the affected employees.

The following table summarizes the activity related to our restructuring liability for the years ended June 28, 2014, June 29, 2013 and June 30, 2012:

	Lease Cancellations, Commitments and Other Charges	Termination Payments to Employees and Related Costs	Total Accrued Restructuring Charges
	(Thousands)
Balance at July 2, 2011	$215	$—	$215
Charged to restructuring costs	—	7,418	7,418
Paid or written off	—	(5,112)	(5,112)
Adjustments	(215)	—	(215)
Balance at June 30, 2012	—	2,306	2,306
Charged to restructuring costs	1,555	15,619	17,174
Paid or written off	(1,325)	(10,612)	(11,937)
Adjustments	—	(277)	(277)
Balance at June 29, 2013	230	7,036	7,266
Charged to restructuring costs	4,794	12,914	17,708
Paid or written off	(3,125)	(19,047)	(22,172)
Adjustments	(18)	59	41
Balance at June 28, 2014	$1,881	$962	$2,843
Current portion	1,881	339	2,220
Non-current portion	—	623	623
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
NOTE 6. FLOOD-RELATED (INCOME) EXPENSE, NET
In October 2011, certain areas in Thailand suffered major flooding as a result of monsoons. This flooding had a material impact on our business and results of operations in fiscal years 2012 and 2013. Our primary contract manufacturer, Fabrinet, suspended operations at two factories located in Chokchai, Thailand and Pinehurst, Thailand. The Chokchai factory suffered extensive flood damage and became inaccessible due to high water levels inside and surrounding the manufacturing facility. As a result of this flooding, we experienced a significant decline in product sales due to our inability or limited ability to manufacture certain of our products and we incurred significant damage to our inventory and property and equipment located at the Chokchai facility.
During the year ended June 28, 2014, we recorded $1.8 million in net flood-related income in our consolidated statement of operations, primarily consisting of $3.7 million in insurance settlement proceeds received in the second and third quarters of fiscal year 2014 and adjustments to retainers for professional services of $0.1 million, partially offset by an out-of-period adjustment of $2.0 million related to the impairment of leased assets assumed pursuant to the Opnext merger that had been damaged by the flooding. Approximately $1.5 million of the $3.7 million received in fiscal year 2014 represents payments against insurance claims filed under the former Opnext entity.
During the year ended June 29, 2013, we recorded net flood-related income of $29.5 million comprised of $30.8 million in settlement payments, offset in part by $1.3 million in professional fees and related expenses incurred in connection with our recovery efforts. Approximately $14.0 million of the $30.8 million received in fiscal year 2013 represents payments against insurance claims filed under the former Opnext entity.
During the year ended June 30, 2012, we recorded net flood-related expense of $2.5 million, including impairment charges of $8.2 million related to the write-off of the net book value of damaged inventory and property and equipment based on estimates of the damage caused by the flooding and $5.3 million of personnel-related costs, professional fees and related expenses incurred in connection with our recovery efforts, partially offset by $11.0 million in settlement payments relating to losses we incurred due to the flooding in Thailand.

The flood-related benefits and charges are recorded within the operating expense caption flood-related (income) expense, net in our consolidated statements of operations.
Flood-related (income) expense, net for the year ended June 28, 2014, June 29, 2013 and June 30, 2012 included the following:

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(Thousands)
Adjustment to net book value for damaged inventory	$—	$—	$4,246
Write-off of net book value of damaged property and equipment	2,009	—	3,927
Personnel-related costs, professional fees and related expenses	(143)	1,287	5,274
Settlement payments	(3,663)	(30,797)	(10,989)
	$(1,797)	$(29,510)	$2,458
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

The obligations of the Borrower under the Loan Agreement may be accelerated, and the Guarantors may become obligated under the Guaranty, upon the occurrence of an event of default under the Loan Agreement. The Loan Agreement includes customary events of default. Upon the occurrence and during the continuance of an event of default, obligations shall bear interest at a rate per annum which is 2 percentage points above the rate that is otherwise applicable thereto, unless the Bank elects otherwise, in its sole discretion.

The Loan Agreement contains covenants applicable to us, the Borrower and our subsidiaries, including a financial covenant that, on a consolidated basis, requires us to maintain a minimum fixed charge coverage ratio of no less than 1.10 to 1.00, if the Borrower has not maintained Net Cash of at least $15.0 million, and other customary covenants. The Loan Agreement also contains restrictions on our ability to pay cash dividends on our common stock.

If the Loan Agreement terminates prior to its maturity date, the Borrower will pay a termination fee equal to 1.00 percent of the total credit facility if such termination occurs in the first year after closing, 0.75 percent of the total credit facility if such termination occurs in the second year after closing and 0.50 percent of the total credit facility if such termination occurs in the third year after closing. The maturity date of the Loan Agreement is March 28, 2017.

At June 28, 2014, there were no amounts outstanding under the Loan Agreement.

Wells Fargo Credit Line and Term Loan
On August 2, 2006, Oclaro, Inc., as the (“Parent”), along with Oclaro Technology Limited, (“Borrower”), Oclaro Photonics, Inc. and Oclaro Technology, Inc., each a wholly-owned subsidiary, entered into a Credit Agreement with Wells Fargo Capital Finance, Inc. ("Wells Fargo") and certain other lenders.
In connection with the Credit Agreement, we paid an arrangement fee of $0.2 million, a closing fee of $0.3 million and agreed to pay a monthly servicing fee of $4,000 and an unused line fee equal to 0.375 percentage points per annum, payable monthly on the unused amount of revolving credit commitments. Borrowings made under the Credit Agreement bear interest at a rate based on either the London Interbank Offered Rate plus 2.50 percentage points or the bank’s prime rate plus 1.25 percentage points. During fiscal year 2014 and 2013, we made interest payments of $0.3 million and $1.2 million, respectively, in connection with the Credit Agreement.
From time to time, we amended and restated the Credit Agreement, before terminating the agreement on March 14, 2014.

•
On November 2, 2012, Borrower and the Parent entered into a Second Amended and Restated Credit Agreement with Wells Fargo and the other lenders regarding the senior secured revolving credit facility, increasing the facility size from $45.0 million to $50.0 million and extending the term thereof to November 2, 2017.

•
On January 23, 2013, Silicon Valley Bank ("SVB") and Wells Fargo ("Agent"), collectively the Lenders, entered into a Joinder Agreement (the "Joinder Agreement") pursuant to the Second Amended and Restated Credit Agreement among Parent, Borrower, the Lenders and the Agent, as administrative agent for the Lenders. Pursuant to the Joinder Agreement, SVB agreed to become an additional Lender under the Second Amended and Restated Credit Agreement, and the Lenders agreed to increase the revolving credit facility under the Credit Agreement from $50.0 million to $80.0 million. In connection with the Joinder Agreement, the Parent paid SVB a lender fee of $0.2 million.

•
On January 23, 2013, Parent, Borrower, the Lenders and the Agent entered into Amendment Number One to the Credit Agreement and the associated security agreements (the "Amendment"), pursuant to which the parties agreed that (i) the senior secured second lien notes due 2018 issued by Oclaro Luxembourg S.A. in the original principal amount of $25.0 million shall be applied against the maximum dollar limit of senior unsecured convertible notes that Parent may issue without the consent of Agent, and (ii) the cash balances of Opnext, Pine Photonics Communications, Inc., and Opnext Subsystems Inc. would be subject to a required sweep to the Agent’s account upon the occurrence of certain triggering events. Under the Credit Agreement advances are available based on up to 85 percent of “eligible accounts receivable,” as defined in the Credit Agreement.

•
On May 6, 2013, Parent, Borrower, the Lenders, the Agent and PECM Strategic Funding LP and Providence TMT Debt Opportunity Fund II LP (the “Term Lenders”) entered into Amendment Number Two to the Credit Agreement and the associated guaranties and security agreements (“Amendment Number Two”), which amended the Credit Agreement in pertinent part by: (i) adding a $25 million, one year term loan (the “Term Loan”) to be provided by the Term Lenders; (ii) reducing the revolving credit facility from $80.0 million to $50.0 million (to be further reduced on a dollar-for-dollar basis by an amount equal to the net proceeds of certain asset sale transactions that the Parent may undertake in the future), eliminating the Borrower’s option to increase the revolving credit facility to $100.0 million and implementing an availability block under the revolving credit facility of at least $10.0 million; (iii) removing the financial covenants so that Borrower is not required to maintain a minimum of $15.0 million of availability under the revolving credit facility or $15.0 million in qualified cash balances; (iv) adding an affirmative covenant that Borrower shall have consummated one or more asset sales by July 15, 2013 and with a minimum threshold of net proceeds as set forth in the Amendment, and (v) providing for payments and proceeds of asset sales to be applied to repay the credit facility and the Term Loan (with the first $20.0 million of such proceeds being applied to repay Wells Fargo and SVB, the next $25.0 million being applied to repay the Term Lenders and the remaining proceeds being used to repay Wells Fargo and SVB all amounts outstanding under the credit facility), and events of default relating thereto. During a continuing event of default, the Agent or Lenders can declare any amounts outstanding under the Credit Agreement immediately due and payable.

Interest on the Term Loan obligations accrued at a per annum rate equal to the sum of: (i) the PIK Term Loan Interest Rate, with such accrued interest to be capitalized quarterly and added to the outstanding principal balance of the Term Loan, and (b) the Cash Term Loan Interest Rate. The PIK Term Loan Interest Rate is 2.0 percent beginning on the effective date of the Term Loan (the “Effective Date”) up to but excluding the date six months thereafter, then it is 4.0 percent until the date twelve months after the Effective Date and then it is 5.0 percent. The Cash Term Loan Interest Rate is 7.0 percent beginning on the Effective Date up to but excluding the date six months thereafter, then it is 8.5 percent until the date twelve months after the Effective Date and then it is 10.0 percent.
In connection with Amendment Number Two, the Borrower paid the revolving lenders an amendment fee of $0.5 million and the Term Lenders a closing fee of $2.1 million. These costs were capitalized and scheduled to be amortized straight-line to expense over the one year term of the loan. In connection with the Term Loan, we also issued certain warrants. The Term Lenders exercised these warrants in May 2014, which is more fully discussed in Note 10, Stockholders’ Equity.

•
On August 21, 2013, Parent, Borrower, the Lenders and the Agent entered into Waiver and Amendment Number Three to the Credit Agreement, which amended the Credit Agreement in pertinent part by: (i) extending the date by which the Borrower shall have consummated one or more asset sales with a minimum threshold of net proceeds to September 2, 2013; (ii) eliminating the mandatory reduction of the revolving credit facility upon the consummation of the asset sales described in (i) above; and (iii) adding a covenant that the Borrower is required to maintain a minimum liquidity of at least $45.0 million at all times (liquidity being the sum of the Borrower’s excess availability under the revolving credit facility plus the lesser of $25.0 million and qualified cash balances). The Borrower paid the lenders an amendment fee of $0.7 million.

Under the Credit Agreement, as amended, we were required to complete certain asset sales on or by September 2, 2013. We completed the sale of the Zurich Business on September 12, 2013 and applied the net proceeds to repay all amounts outstanding under the Credit Agreement. The event of default resulting from not completing the transaction on September 2, 2013 was waived on September 26, 2013. This waiver eliminated the requirement for the Agent and Lenders to make any advances, issue any letters of credit or provide any other extension of credit until the Agent and Lenders agree otherwise and prevented us from exercising any right or action set forth in the applicable loan documents that is conditioned on the absence of any event of default.
•On March 14, 2014, we terminated the Credit Agreement.
At June 28, 2014, there were no amounts outstanding under the Credit Agreement or the Term Loan. All amounts owed under the Credit Agreement and Term Loan were repaid during the first quarter of fiscal year 2014. During the year ended June 28, 2014, we recorded the remaining unamortized debt discount and issuance costs of $4.8 million related to the Term Loan in discontinued operations within the consolidated statement of operations for the year ended June 28, 2014. At June 29, 2013, there was $40.0 million outstanding under the Credit Agreement at an average interest rate of 2.9 percent per annum and $24.6 million outstanding related to the Term Loan at an average interest rate of 9 percent per annum.
7.50% Exchangeable Senior Secured Second Lien Notes (convertible notes)
On December 14, 2012, we and our indirect, wholly owned subsidiary, Oclaro Luxembourg S.A., closed the private placement of $25.0 million aggregate principal amount 7.50% Exchangeable Senior Secured Second Lien Notes due 2018 ("convertible notes"). The sale of the convertible notes resulted in net proceeds of approximately $22.8 million. The private placement was completed pursuant to a purchase agreement, dated December 14, 2012 entered into by us, certain of our domestic and foreign subsidiaries (the "Guarantors") and Morgan Stanley & Co. LLC. The convertible notes are governed by an Indenture, entered into by us and the Guarantors with Wells Fargo Bank, National Association, as trustee and second lien collateral agent (the "Trustee"). The Indenture contains affirmative and negative covenants that, among other things, limit the ability of us and the Guarantors to incur, assume or guarantee additional indebtedness; make restricted payments including, without limitation, paying dividends, repurchasing capital stock and redeeming debt that is junior in right of payment to the convertible notes; create liens; sell or otherwise dispose of assets, including capital stock of subsidiaries; and enter into mergers and consolidations. The Indenture also contains customary events of default. Upon the occurrence of certain events of default, the Trustee or the holders of the convertible notes may declare all outstanding convertible notes to be due and payable immediately. The convertible notes are unconditionally guaranteed, jointly and severally, on a senior secured basis by us and all of the Guarantors.
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
We considered the contingent obligation of having to make a make-whole payment in the event of an early conversion by the holders of the convertible notes as an embedded derivative. On December 19, 2013, the holders exercised their rights to exchange the convertible notes for our common stock. The exchange rate for the exchanges was 541.7118 shares of common stock per $1,000 in principal amount of convertible notes. We issued 13,542,791 shares of common stock in connection with the exchange, with cash payable in lieu of fractional shares. In addition, pursuant to the terms of the indenture governing the convertible notes, we made a redemption exchange make-whole payment of $8.3 million, which we recorded in interest (income) expense, net, in the consolidated statements of operations for the year ended June 28, 2014.
During the year ended June 28, 2014 and June 29, 2013, we recorded and paid $0.9 million and $0.9 million, respectively, in routine interest payments related to these convertible notes. Interest on the convertible notes was payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013.
In connection with the private placement of the convertible notes, we incurred approximately $1.3 million in debt discount and $0.9 million in issuance costs. Upon exchange of the convertible notes during the second quarter of fiscal year 2014, we recorded the remaining unamortized debt discount and issuance costs of $1.8 million in additional paid-in capital within the consolidated balance sheet.
The following table sets forth balance sheet information related to the convertible notes at June 28, 2014 and June 29, 2013:

	June 28, 2014	June 29, 2013
	(Thousands)
Principal value of the liability component	$—	$25,000
Unamortized value of the debt discount and issuance costs	—	(2,010)
Net carrying value of the liability component	$—	$22,990
Sumitomo Note
In connection with the acquisition of Opnext, we assumed a 1.5 billion Japanese yen note payable (approximately $19.2 million at July 23, 2012) to The Sumitomo Trust Bank ("Sumitomo"). The note was due monthly unless renewed by Sumitomo. During the fourth quarter of fiscal year 2013, we repaid the entire $14.7 million note payable. As of June 29, 2013, we had no outstanding loan balance with Sumitomo. Interest expense for the year ended June 29, 2013 was $0.3 million. Interest accrued and was paid monthly at the Tokyo Interbank Offered Rate plus a premium, which for our fiscal year 2013 was 1.7 percent per annum.
NOTE 8. POST-RETIREMENT BENEFITS
401(k) Plan
In the U.S., we sponsor a 401(k) plan that allows voluntary contributions by eligible employees, who may elect to contribute up to the maximum allowed under the U.S. Internal Revenue Service regulations. We generally make 100 percent matching contributions on the first 3 percent and 50 percent matching contributions on the following 2 percent (up to a maximum of $10,400 per eligible employee for calendar year 2014) and we recorded related expenses of $0.8 million, $1.4 million and $1.0 million in fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012, respectively, including amounts related to our discontinued operations.
Defined Contribution Plan
We contribute to a U.K. based defined contribution pension scheme for employees. Contributions under this plan and the related expenses were $1.4 million, $1.3 million and $1.4 million in the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012, respectively.

Switzerland Defined Benefit Plan
During the first quarter of fiscal year 2014, we sold our Zurich Business, and as part of the sale transferred our pension plan covering employees of our Swiss subsidiary (the “Swiss Plan”) to II-VI. At the end of our first quarter of fiscal year 2014, we had no remaining obligations under the Swiss Plan.
Net periodic pension costs associated with our Swiss Plan are recorded in discontinued operations and included the following components in fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012:

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(Thousands)
Service cost	$703	$3,291	$2,341
Interest cost	169	722	826
Expected return on plan assets	(279)	(1,197)	(1,084)
Net amortization	76	369	—
Net periodic pension cost	$669	$3,185	$2,083
Prior to transferring our pension plan to II-VI in the first quarter of fiscal year 2014, we contributed $0.5 million to our Swiss Plan. During the fiscal years ended June 29, 2013 and June 30, 2012, we contributed $2.3 million and $2.4 million, respectively, to our Swiss Plan.
Japan Defined Contribution and Benefit Plan
In connection with our acquisition of Opnext, we assumed a defined contribution plan and a defined benefit plan that provides retirement benefits to our employees in Japan.
Under the defined contribution plan, contributions are provided based on grade level and totaled $0.8 million and $0.9 million for the year ended June 28, 2014 and June 29, 2013, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis. Under the defined benefit plan in Japan (the "Japan Plan"), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of June 28, 2014, there were no plan assets.
The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit plan for the year ended June 28, 2014 and June 29, 2013 was as follows:

	June 28, 2014	June 29, 2013
	(Thousands)
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$8,084	$8,399
Service cost	963	1,059
Interest cost	95	135
Benefits paid	(674)	(285)
Actuarial loss on obligation	22	523
Currency translation adjustment	(203)	(1,747)
Projected benefit obligation, end of period	$8,287	$8,084
Amounts recognized in consolidated balance sheets:
Accrued expenses and other liabilities:
Underfunded pension liability	$129	$—
Other non-current liabilities:
Underfunded pension liability	$8,186	$8,084
Amounts recognized in accumulated other comprehensive income, net of tax:
Pension adjustment	$414	$445
Accumulated benefit obligation, end of period	$7,776	$7,542

Net periodic pension cost associated with the Japan Plan in fiscal years ended June 28, 2014 and June 29, 2013 include the following components:

	June 28, 2014	June 29, 2013
	(Thousands)
Service cost	$963	$1,059
Interest cost	95	135
Net amortization	62	74
Net periodic pension cost	$1,120	$1,268
The projected and accumulated benefit obligations for the Japan Plan were calculated as June 28, 2014 and June 29, 2013 using the following assumptions:

	June 28, 2014	June 29, 2013
Discount rate	1.2%	1.8%
Salary increase rate	2.2%	2.4%
Expected average remaining working life (in years)	14.1	14.4
As of June 28, 2014, the accumulated benefit obligation was $7.8 million. Estimated future benefit payments under the Japan Plan are estimated to be $0.3 million in fiscal year 2015, $0.4 million in fiscal year 2016, $0.4 million in fiscal year 2017, $0.4 million in fiscal year 2018, $0.3 million in fiscal year 2019 and a total of $3.6 million for the following 5 years.
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

The following table summarizes movements in the warranty accrual for the periods indicated:

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(Thousands)
Warranty provision—beginning of period	$4,670	$2,599	$2,175
Fair value of warranties assumed in acquisitions	—	5,537	—
Warranties issued	2,207	3,240	2,547
Warranties utilized or expired	(3,629)	(6,369)	(2,072)
Currency translation adjustment	1,424	(337)	(51)
Warranty provision—end of period	$4,672	$4,670	$2,599
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
The following table shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation:

Capital Leases
(Thousands)
Fiscal Year Ending:
2015	5,947
2016	2,953
2017	1,379
2018	50
2019	33
Thereafter	88
Total minimum lease payments	10,450
Less amount representing interest	(524)
Present value of capitalized payments	9,926
Less: current portion	(5,387)
Long-term portion	$4,539

Operating Leases
We lease certain facilities under non-cancelable operating lease agreements that expire at various dates through 2033. Our future fiscal year minimum lease payments under non-cancelable operating leases and related sublease income, including the sale-leaseback of our Caswell and Shenzhen facilities, are as follows:

	Operating Lease Payments	Sublease Income
	(Thousands)
Fiscal Year:
2015	$10,538	$(272)
2016	9,001	(84)
2017	7,983	(78)
2018	7,601	(19)
2019	7,408	—
Thereafter	64,202	—
	$106,733	$(453)

Rent expense for these leases was $8.6 million, $12.6 million and $7.3 million during the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012, respectively, including our discontinued operations.

We continue to lease one building in Acton, Massachusetts, which we previously used to house the manufacturing and research and development related to certain of our products which was considered redundant, following the acquisition of Opnext and its product lines. The lease for the building is scheduled to expire on January 31, 2016, with a current rental cost of approximately $0.5 million annually. In determining our facility lease loss liability, various assumptions were made, including the time period over which the buildings will be vacant, expected sublease terms and expected sublease rates. During the fourth quarter of fiscal year 2014, we recorded a lease loss liability of $0.8 million related to this facility. Adjustments to this accrual will be made in future periods, if events and circumstances change.
Taxes

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For fiscal years 2014, 2013 and 2012, we recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. As of June 28, 2014 and June 29, 2013, we accrued $0.9 million and $0.7 million, respectively, of interest and penalties related to unrecognized tax benefits. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time.
Purchase Commitments
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with suppliers and contract manufacturers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional commitments. As of June 28, 2014, we had total purchase commitments of $81.7 million.
We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of June 28, 2014, the liability for these purchase commitments was $0.7 million and was included in other non-current liabilities.
Litigation
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
Raysung Commercial Litigation
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
Raysung has requested the court award damages of approximately $0.8 million (equivalent to RMB 4,796,531), and requested that Oclaro Shenzhen take the finished products that are now stored in Raysung’s warehouse (the value of the finished product is approximately $2.2 million, (equivalent to RMB 13,505,162) and requested that Oclaro Shenzhen pay its court fees in connection with this suit.
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

On March 26, 2014, the Xi’an Court froze approximately $2.4 million (equivalent to RMB 15 million) of cash held in Oclaro Shenzhen’s bank account in China. On April 30, 2014, Oclaro Shenzhen submitted a challenge to the jurisdiction of the Xi'an Court. On May 26, 2014, the Xi'an Court overruled the jurisdictional challenge. On June 4, 2014, Oclaro Shenzhen filed an appeal with the Shaanxi High Court to revoke the civil order of the Xi'an Court overruling Oclaro Shenzhen's jurisdictional challenge. The Shaanxi High Court held hearings on July 15, 2014 and July 30, 2014, and on August 20, 2014 sustained the Xi'an Court's civil order on jurisdiction and transferred the case back to the Xi'an Court for substantive proceedings. Oclaro, Inc. and Oclaro Shenzhen believe that they have meritorious defenses to the claims made by Raysung and intend to defend this litigation vigorously.

Class Action and Derivative Litigation

On May 19, 2011, Curtis and Charlotte Westley filed a purported class action complaint in the United States District Court for the Northern District of California, against us and certain of our officers and directors. The Court subsequently appointed the Connecticut Laborers’ Pension Fund (“Pension Fund”) as lead plaintiff for the putative class. On April 26, 2012, the Pension Fund filed a second amended complaint, captioned as Westley v. Oclaro, Inc., No. 11 Civ. 2448 EMC, allegedly on behalf of persons who purchased our common stock between May 6 and October 28, 2010, alleging that we and certain of our officers and directors issued materially false and misleading statements during this time period regarding our current business and financial condition, including projections for demand for our products, as well as our revenues, earnings, and gross margins, for the first quarter of fiscal year 2011 as well as the full fiscal year. The complaint alleged violations of section 10(b) of the Securities Exchange Act and Securities and Exchange Commission Rule 10b-5, as well as section 20(a) of the Securities Exchange Act. The complaint sought damages and costs of an unspecified amount. On September 21, 2012, the Court dismissed the second amended complaint with leave to amend. After the Pension Fund moved for reconsideration, on January 10, 2013, the Court allowed plaintiffs to take discovery regarding statements made in May and June 2010. On March 1, 2013 the Pension Fund filed a third amended complaint, attempting to cure pleading deficiencies with regard to statements allegedly made in July and August 2010. On April 1, 2013, defendants moved to dismiss the third amended complaint with respect to the statements made in July and August 2010. On May 30, 2013, the Court granted Defendants’ motion to dismiss the complaint’s claims based on statements made in July and August 2010. Although discovery has commenced, no trial was ever scheduled in this action.

On June 10, 2011, a purported shareholder, Stanley Moskal, filed a purported derivative action in the Superior Court for the State of California, County of Santa Clara, against us, as nominal defendant, and certain of our current and former officers and directors, as defendants. The case is styled Moskal v. Couder, No. 1:11 CV 202880 (Santa Clara County Super. Ct., filed June 10, 2011). Four other purported shareholders, Matteo Guindani, Jermaine Coney, Jefferson Braman and Toby Aguilar, separately filed substantially similar lawsuits in the United States District Court for the Northern District of California on June 27, June 28, July 7 and July 26, 2011, respectively. By Order dated September 14, 2011, the Guindani, Coney, and Braman actions were consolidated under In re Oclaro, Inc. Derivative Litigation, Lead Case No. 11 Civ. 3176 EMC. On October 5, 2011, the Aguilar action was voluntarily dismissed. Each remaining purported derivative complaint alleged that Oclaro has been, or will be, damaged by the actions alleged in the Westley complaint, and the litigation of the Westley action, and any damages or settlement paid in the Westley action. Each purported derivative complaint alleged counts for breaches of fiduciary duty, waste, and unjust enrichment. Each purported derivative complaint sought damages and costs of an unspecified amount, as well as injunctive relief. By Order dated March 6, 2012, the parties in the Moskal action agreed that defendants shall not be required to respond to the original complaint. By Order dated February 27, 2013, the parties in the Moskal action agreed that plaintiff would serve an amended complaint no later than 30 days after the Court in the Westley action rules on defendants’ motion to dismiss the third amended complaint in the Westley action and the stay of discovery would remain in effect until further order of the Court or agreement by the parties, provided, however, that they obtain discovery produced in the Westley Action. By Order dated March 12, 2013, the parties to In re Oclaro, Inc. Derivative Litigation agreed to stay all proceedings until such time as (a) the defendants file an answer to any complaint in the Westley action; or (b) the Westley action is dismissed in its entirety with prejudice, provided, however, that they obtain discovery produced in the Westley Action. No trial has been scheduled in any of these actions.
On September 3, 2013, the parties agreed to settle the Westley, Moskal, and In re Oclaro Derivative matters for a total of $3.95 million, plus certain corporate governance changes. The money will be paid entirely by our directors and officers liability insurance carriers. Any fees awarded to the plaintiffs in these actions, or their respective counsel, are included in this amount. By Order dated August 13, 2014, the Court in the Westley matter gave its final approval to the settlement. Motions for final approval of the other settlements are pending.
Furukawa Patent Litigation
On May 27, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court alleging that certain laser diode modules sold by Furukawa infringe Opnext Japan’s Japanese patent No. 3,887,174. Opnext Japan was seeking an injunction as well as damages in the amount of 100.0 million Japanese yen.
On August 5, 2011, Opnext Japan filed a complaint against Furukawa in the Tokyo District Court alleging that certain integratable tunable laser assemblies sold by Furukawa infringe Opnext Japan’s Japanese patent No. 4,124,845. Opnext Japan had sought an injunction as well as damages in the amount of 200.0 million Japanese yen.
On March 25, 2014, the outstanding patent litigation between Opnext Japan and Furukawa was settled by court recorded settlement before the Tokyo District Court on terms agreed to by both parties. In addition, Oclaro, Inc. and Furukawa entered into a separate out of court settlement agreement dated March 30, 2014.
Sale-Leasebacks
In May 2012, our Oclaro Technology (Shenzhen) Co., Ltd. subsidiary entered into an agreement with Shenzhen Fangdao Technology Co., Ltd. for the sale and leaseback of our manufacturing facility located in Shenzhen, China. On June 7, 2012, we completed the sale transaction for 136.0 million Chinese yuan (approximately $21.5 million at the exchange rate in effect on the date of the transaction). We received approximately $18.7 million in net proceeds after transfer taxes of approximately $2.5 million and transaction costs of approximately $0.4 million. This agreement also provides for Oclaro Technology (Shenzhen) Co., Ltd. to lease back the facility for a term of four years, provided that we may terminate the lease after the second or third year of the term upon written notice. Rental payments in fiscal years ended June 28, 2014 and June 29, 2013 were $1.2 million and $1.3 million, respectively. Annual rent for year three and year four of the lease is scheduled to increase 8 percent and 17 percent, respectively, from the rental rate during the first two years of the lease.
As a result of this transaction, we recorded a $13.6 million gain on the sale of this facility, recognizing $11.3 million of this amount in gain (loss) on sale of property and equipment in our consolidated statement of operations in fiscal year 2012, and amortizing $2.3 million of the gain against rent expense over the initial two year non-cancelable lease term. As of June 28, 2014, we had fully amortized the deferred gain.
In March 2006, our Oclaro Technology Ltd. subsidiary entered into multiple agreements with a subsidiary of Scarborough Development (Scarborough) for the sale and leaseback of the land and buildings located at our Caswell, U.K., manufacturing site. The sale transaction, which closed on March 30, 2006, resulted in proceeds to Oclaro Technology Ltd. of £13.75 million (approximately $24.0 million on the date of the transaction). Under these agreements, Oclaro Technology Ltd. leases back the Caswell site for an initial term of 20 years, with options to renew the lease term for 5 years following the initial term and for rolling 2-year terms thereafter. Based on the exchange rate on June 28, 2014, annual rent for the next 2 years of the lease is approximately £1.2 million, or $2.1 million per year; annual rent for the subsequent 5 years of the lease is approximately £1.4 million, or $2.4 million per year; and annual rent for the last 5 years of the lease is approximately £1.6 million, or $2.7 million per year. Rent during the optional renewal terms will be determined according to the then market rent for the site. The obligations of Oclaro Technology Ltd under these agreements are guaranteed by us. In addition, Scarborough and us entered into a pre-emption agreement with the buyer under which Oclaro Technology Ltd, within the initial 20-year term, has a right to purchase the Caswell site in whole or in part on terms acceptable to Scarborough if Scarborough agrees to terms with or receives an offer from a third party to purchase the Caswell facility. As a result of these agreements, we deferred a related gain of $20.4 million, which is being amortized ratably against rent expense over the initial 20-year term of the lease. As of June 28, 2014, the unamortized balance of this deferred gain is $11.7 million.
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
On May 2, 2014, PECM Strategic Funding L.P. and Providence TMT Debt Opportunity Fund L.P., holders of warrants (the “Warrants”) to purchase shares of our common stock, exercised the Warrants in full. We delivered 978,457 shares of our common stock in connection with the cashless exercise of the Warrants.
On December 19, 2013, the holders of our convertible notes exercised their rights to exchange the convertible notes for our common stock. The exchange rate for the exchanges was 541.7118 shares of common stock per $1,000 in principal amount of convertible notes. We issued 13,542,791 shares of common stock in connection with the exchange, with cash payable in lieu of fractional shares.
During fiscal year 2013, we issued approximately 38.4 million shares of our common stock for all of the outstanding shares of Opnext common stock. We also issued approximately 4.3 million stock options and 0.2 million SARs in exchange for Opnext stock options and SARs. The fair value of the stock options and SARs was determined to be approximately $1.9 million as of the acquisition date, July 23, 2012. See Note 3, Business Combinations and Dispositions.
During the year ended June 29, 2013, we also issued 1.1 million shares of common stock under our 2011 Employee Stock Purchase Plan (ESPP) prior to suspending the ESPP program in the third quarter of fiscal year 2013, for total proceeds of $1.7 million. The ESPP is more fully discussed in Note 11, Employee Stock Plans.
In connection with our acquisition of Mintera, during fiscal year 2012 we issued 0.8 million shares of our common stock valued at $2.8 million to settle our 12 months earnout obligation. The transfer of these shares resulted in a $2.8 million increase to our additional paid-in capital and a corresponding decrease to our accrued expenses and other liabilities.
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
The warrants were valued using the Black-Scholes pricing model, which were determined to have a value of $0.7 million as of the date of grant. On May 2, 2014, the Term Lenders exercised their Warrants. We delivered 978,457 shares of our common stock in connection with the cashless exercise of the Warrants.
The following table summarizes activity relating to warrants to purchase our common stock:

	Warrants Outstanding	Weighted- Average Exercise Price
	(Thousands)
Balance at July 2, 2011	1,398	$16.18
Expired	(1,398)	16.18
Balance at June 30, 2012	—	—
Granted	1,836	1.50
Balance at June 29, 2013	1,836	1.50
Exercised	(1,836)	1.50
Balance at June 28, 2014	—	$—
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, are as follows:

	June 28, 2014	June 29, 2013
	(Thousands)
Currency translation adjustments	$46,490	$45,719
Unrealized loss on marketable securities	(209)	(105)
Adjustment for Switzerland and Japan defined benefit plans	(417)	(6,246)
	$45,864	$39,368
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
As of June 28, 2014, there were in aggregate 5.7 million shares of our common stock available for grant under the Fourth Amended and Restated 2001 Long-Term Incentive Plan and the Amended and Restated 2004 Stock Incentive Plan.

We generally grant stock options that vest over a two to four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors or the compensation committee of our board of directors. We also have approximately 0.2 million SARs outstanding as of June 28, 2014, which we assumed in connection with our acquisition of Opnext. The SARs have an average remaining life of 1.2 years.
In July 2011, our board of directors approved the grant of 0.2 million performance stock units (“PSUs”) to certain executive officers with an aggregate estimated grant date fair value of $0.9 million. These PSUs vest, up to 150 percent of the target PSUs, upon the achievement of certain revenue growth targets through June 30, 2013, relative to certain comparable companies. In October 2013, the board of directors determined that achievement of the performance conditions was reached at the 100 percent target level. Approximately 0.1 million of the grants outstanding, or 50 percent, vested on October 22, 2013, with the remaining 50 percent scheduled to vest upon a two-year service condition through August 2015. As of June 28, 2014, there were less than 0.1 million PSUs outstanding, after adjustments for forfeitures due to terminations, related to this grant, with an aggregate estimated grant date fair value of $0.2 million.
In July 2012, our board of directors approved a grant of 0.6 million PSUs to certain executive officers, subject to shareholder approval of an amendment to our Plan. Prior to shareholder approval, approximately 0.4 million of the PSUs were forfeited as a result of certain executive officer departures. On January 14, 2014, shareholder approval was obtained at our annual general meeting of stockholders. In the third quarter of fiscal year 2014, the grant of 0.2 million PSUs became effective, with an aggregate estimated grant date fair value of $0.6 million. These PSUs vest upon the achievement of certain adjusted earnings before interest, taxes, depreciation and amortization targets through June 30, 2014. Vesting is also contingent upon service conditions being met through August 2016. If the performance conditions are not achieved, then the corresponding PSUs will be forfeited in the first quarter of fiscal year 2015. As of June 28, 2014, there were 0.2 million PSUs outstanding, after adjustments for forfeitures due to terminations, related to this grant, with an aggregate estimated grant date fair value of $0.4 million.
In February 2014, our board of directors granted our chief executive officer 0.8 million restricted stock units ("RSUs") in satisfaction of the terms set forth in his employment agreement dated September 11, 2013. The RSUs vested in full on the date of grant, and settled on August 15, 2014. The RSUs have an aggregate grant date fair value of $2.0 million, which was recorded during fiscal year 2014.
In March 2014, our board of directors approved a grant of 0.2 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $0.5 million. These PSUs vest upon the achievement of non-GAAP operating income break-even for calendar year 2015. Vesting is also contingent upon service conditions being met through February 2018. If the performance condition is not achieved, then the corresponding PSUs will be forfeited in the third quarter of fiscal year 2016. As of June 28, 2014, there were 0.1 million PSUs outstanding, after adjustments for forfeitures due to terminations, related to this grant, with an aggregate estimated grant date fair value of $0.4 million.

The following table summarizes the combined activity under all of our equity incentive plans for the three-year period ended June 28, 2014:

	Awards Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at July 2, 2011	3,727	3,350	9.38	799	10.15
Granted	(1,513)	498	4.11	812	4.16
Exercised or released	—	(45)	2.10	(331)	9.20
Canceled or forfeited	323	(333)	20.73	(229)	9.70
Balances at June 30, 2012	2,537	3,470	7.84	1,051	5.76
Assumed in acquisition	6,307	4,423	10.95	55	2.31
Granted	(3,419)	423	2.57	2,541	2.53
Exercised or released	—	(6)	1.11	(457)	5.52
Canceled or forfeited	2,153	(1,835)	8.84	(340)	3.80
Balances at June 29, 2013	7,578	6,475	9.36	2,850	3.17
Granted	(5,166)	320	2.16	3,900	2.47
Exercised or released	—	(155)	1.03	(1,592)	2.77
Canceled or forfeited	3,291	(2,484)	10.63	(885)	2.69
Balances at June 28, 2014	5,703	4,156	$8.43	4,273	$2.59
Supplemental disclosure information about our stock options and SARs outstanding as of June 28, 2014 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable at June 28, 2014	3,623	$9.21	4.6	$67
Options and SARs outstanding at June 28, 2014	4,156	$8.43	5.2	$119
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing stock price of $2.15 as of June 27, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.1 million shares of common stock subject to in-the-money options which were exercisable as of June 28, 2014. We settle employee stock option exercises with newly issued shares of common stock.
2011 Employee Stock Purchase Plan
On October 26, 2011, our ESPP was approved by our stockholders. Under the ESPP, we reserved 1.7 million shares of our common stock for issuance. In the third quarter of fiscal 2013, prior to commencing our third six-month offering period on February 16, 2013, we suspended the ESPP program because of the limited number of shares available for future issuance. At June 28, 2014, we had 0.6 million shares available for future issuance under our ESPP.

NOTE 12. STOCK-BASED COMPENSATION
We recognize compensation expense in our statement of operations related to all share-based awards, including grants of stock options and purchase rights under our ESPP, based on the grant date fair value of such share-based awards. Estimating the grant date fair value of such share-based awards requires us to make judgments in the determination of inputs into the Black-Scholes stock option pricing model which we use to arrive at an estimate of the grant date fair value for such awards. This model requires assumptions to be made related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. While the risk-free interest rate is a less subjective assumption, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment, which makes them critical accounting estimates. We have not issued and do not anticipate issuing dividends to stockholders and accordingly use a zero percent dividend yield assumption for all Black-Scholes stock option pricing calculations. We use an expected stock-price volatility assumption that is based on an implied and historical realized volatility of our underlying common stock during a period of time. With regard to the weighted-average option life assumption, we evaluate the exercise behavior of past grants and comparison to industry peer companies as a basis to predict future activity.

The weighted-average assumptions used in this model to value stock option grants and purchase rights under the ESPP for the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012 were as follows:

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Stock options:
Expected life	5.3 years	5.1 years	4.8 years
Risk-free interest rate	1.6%	0.7%	1.0%
Volatility	77.3%	82.9%	91.6%
Dividend yield	—	—	—
Purchase rights under ESPP:
Expected life	N/A	0.5 years	0.5 years
Risk-free interest rate	N/A	0.1%	0.1%
Volatility	N/A	67.0%	87.0%
Dividend yield	N/A	—	—
The amounts included in cost of revenues, operating expenses and net loss for stock-based compensation expenses for the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012 were as follows:

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$1,001	$1,627	$1,401
Research and development	1,039	1,488	1,283
Selling, general and administrative	3,983	2,984	3,251
Restructuring, acquisition and related costs	—	277	—
	$6,023	$6,376	$5,935
Stock-based compensation by type of award:
Stock options	$983	$2,450	$3,068
Restricted stock awards	5,206	3,424	2,645
Purchase rights under ESPP	—	531	206
Inventory adjustment to cost of revenues	(166)	(29)	16
	$6,023	$6,376	$5,935
As of June 28, 2014 and June 29, 2013, we capitalized $0.4 million and $0.4 million, respectively, of stock-based compensation in inventory.
Included in stock-based compensation for the year ended June 28, 2014, is approximately $2.0 million in compensation cost related to the grant of 0.8 million RSUs to our chief executive officer on February 10, 2014, which vested in full on the grant date. Also included in stock-based compensation for the years ended June 28, 2014 and June 29, 2013, is approximately $0.1 million and $0.3 million, respectively, in compensation cost related to the issuance of PSUs from July 2011 and March 2014. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. As of June 28, 2014, we determined that the achievement of the performance conditions associated with the PSUs issued in July 2012 are improbable. We have not recorded any compensation cost associated with these PSUs.
As of June 28, 2014, we had $1.4 million in unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, that will be recognized over a weighted-average period of 1.9 years, and $8.5 million in unrecognized stock-based compensation expense related to unvested restricted stock awards, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.0 years.

NOTE 13. INCOME TAXES
For financial reporting purposes, our loss from continuing operations before income taxes includes the following:

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(Thousands)
Domestic	$(22,197)	$685	$(9,032)
Foreign	(89,293)	(120,954)	(52,939)
	$(111,490)	$(120,269)	$(61,971)
The components of our income tax provision are as follows:

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(Thousands)
Current:
Domestic	$49	$(156)	$(13)
Foreign	2,873	1,564	6,565
Deferred:
Domestic	(13,054)	(1,513)	(4,852)
Foreign	767	131	326
	$(9,365)	$26	$2,026
Reconciliations of our income tax provision at the statutory rate to our income tax provision are as follows:

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(Thousands)
Tax benefit at U.S. federal statutory rate	$(37,907)	$(40,890)	$(21,070)
Tax benefit at state statutory rate	(999)	(3,404)	(7,214)
Permanent adjustments	1,165	(29,746)	3,677
Foreign rate differential	21,666	33,010	16,199
Change in valuation allowance	18,286	40,027	11,969
Non-deductible goodwill impairment loss	—	4,018	—
Intraperiod tax allocation	(13,054)	(1,513)	(4,852)
Other	1,478	(1,476)	3,317
Provision for income taxes	$(9,365)	$26	$2,026

We have not provided for U.S. federal and state income taxes on non-U.S. subsidiaries’ undistributed earnings as of June 28, 2014 because we plan to indefinitely reinvest the unremitted earnings of our non-U.S. subsidiaries, except for our Shanghai, China; Korean; and Japanese entities, where closure will eventually follow our decision to exit certain businesses in fiscal year 2014. We recorded a tax liability of $0.3 million for the withholding taxes that would be owed upon distribution of these entities' earnings. Determination of the amount of unrecognized deferred U.S. income tax liability on unremitted earnings is not practicable due to the complexities associated with its hypothetical calculation.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 28, 2014	June 29, 2013
	(Thousands)
Deferred tax assets:
Net operating loss carryforwards	$254,483	$314,792
Depreciation and capital losses	47,453	65,286
Capitalized research and development	15,999	18,162
Inventory valuation	14,074	30,114
Accruals and reserves	10,525	10,710
Tax credit carryforwards	3,579	3,469
Stock-based compensation	2,902	4,858
Other asset impairments	2,011	1,629
Foreign pension plan	—	2,585
Other	—	20
Deferred tax assets	351,026	451,625
Valuation allowance	(346,949)	(444,114)
Total deferred tax assets	4,077	7,511
Deferred tax liabilities:
Acquired intangibles	(4,077)	(4,499)
Withholding tax	(339)	—
Total deferred tax liabilities	(4,416)	(4,499)
Net deferred tax assets	$(339)	$3,012
Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence including past operating results, the existence of cumulative losses and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses.
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance, the recorded cumulative net losses in prior fiscal periods and the uncertainty of the timing of future profits, we have provided a full valuation allowance against our U.S. and foreign deferred tax assets. Our valuation allowance decreased by $97.2 million, increased by $177.4 million and increased by $3.4 million for fiscal years 2014, 2013 and 2012, respectively.
We have elected to derecognize both the gross deferred income tax assets and the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards. Recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable is prohibited. Such unrecognized deferred tax benefits totaled $3.3 million for federal and state as of June 28, 2014, and if and when realized through a reduction in income taxes payable, will be accounted for as a credit to additional paid-in capital.
As of June 28, 2014, we had foreign net operating loss carry forwards of approximately $548.8 million, $168.6 million and $1.7 million in the United Kingdom, Japan and Israel, respectively. The United Kingdom and Israel net operating losses do not expire. The Japan net operating loss will expire at various times from 2018 through 2023. We also have U.S. federal and California net operating losses of approximately $205.8 million and $161.0 million, respectively, which will expire in various years from 2015 through 2034 if unused. As of June 28, 2014, we had U.S. federal, California and foreign research and development credits of approximately $0.1 million, $0.8 million and $1.5 million, respectively. The U.S. federal research credits will expire from 2019 through 2034. The California research credit may be carried forward indefinitely and the foreign credit will expire at various times from 2027 through 2032 if unused. In addition, we have foreign tax credits of approximately $1.4 million, which will expire from 2018 through 2024.
Utilization of net operating loss carryforwards and credit carryforwards are subject to annual limitations due to ownership changes as provided in the Internal Revenue Code of 1986, as amended, as well as similar state and foreign tax laws. This annual limitation may result in the expiration of a significant portion of the net operating loss carry forwards and tax credits before utilization.
Our total amount of unrecognized tax benefits as of June 28, 2014 was approximately $4.2 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.6 million as of June 28, 2014. While it is often difficult to predict the final outcome of any particular uncertain tax position, management believes unrecognized tax benefits could decrease by approximately $1.7 million in the next twelve months.
A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, net of interest and penalties, for fiscal year ended June 28, 2014, June 29, 2013 and June 30, 2012 is as follows:

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
		(Thousands)
Balance at beginning of period	$8,016	$7,248	$6,853
Additions for tax positions related to the current year	522	1,851	380
Additions for tax positions related to prior years	606	130	125
Reductions for tax positions related to prior years	(741)	(1,055)	(110)
Lapse of the applicable statute of limitations	(4,239)	(158)	—
Balance at end of period	$4,164	$8,016	$7,248
We include interest and penalties related to unrecognized tax benefits within the provision for income taxes on our consolidated statements of operations. For fiscal years 2014, 2013 and 2012, we recognized $0.2 million, $0.3 million and $0.1 million, respectively, in interest and penalties related to unrecognized tax benefits. As of June 28, 2014 and June 29, 2013, we have accrued approximately $0.9 million and $0.7 million for payment of interest and penalties related to unrecognized tax benefits, respectively.
We file U.S. federal, U.S. state and foreign tax returns and have determined that our major tax jurisdictions are the United States, the United Kingdom, Italy, Japan and China. Certain jurisdictions remain open to examination by the appropriate governmental agencies; U.S. federal, Italy, Japan and China tax years 2008 to 2014, various U.S. states for tax years 2007 through 2014, and the United Kingdom tax years 2007 to 2014. In addition, in the U.S., any net operating loss and credit carryforwards may be subject to examination in the years they are utilized on the tax returns. We have currently been contacted for examination in Korea and Israel and we believe that our tax returns are supportable as filed. However, we cannot predict the outcome of the examination. We are not currently under any U.S., state, or other foreign examinations.
NOTE 14. NET LOSS PER SHARE
Basic net loss per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, stock appreciation rights, unvested restricted stock awards, warrants, shares issuable in connection with convertible notes and obligations under escrow agreements during such period. For fiscal years 2014, 2013 and 2012, we excluded such dilutive securities from the computation of diluted shares outstanding since we incurred a net loss from continuing operations in these periods which would have resulted in their inclusion having an anti-dilutive effect.
For fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012, we excluded 16.5 million, 17.5 million and 4.4 million, respectively, of outstanding stock options, stock appreciation rights, warrants, unvested restricted stock units or shares issuable in connection with convertible notes from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.

NOTE 15. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION
We evaluate our reportable segments in accordance with Accounting Standards Codification Topic 280, Segment Reporting, which establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements. During fiscal years 2014, 2013 and 2012, we had one operating segment in which we designed, manufactured and marketed lasers and optical components, modules and subsystems for the optical communications, industrial and consumer laser markets.
Geographic Information
The following table shows revenues by geographic area for the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012, based on the delivery locations of our products:

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(Thousands)
China	$101,889	$113,203	$32,121
Germany	66,611	56,874	27,157
Malaysia	46,997	41,825	3,134
United States	41,047	36,106	20,703
Japan	35,295	51,534	50,425
Mexico	33,483	26,045	17,209
Italy	20,323	20,122	13,290
Thailand	9,166	15,251	14,159
Rest of world	36,060	43,669	16,010
	$390,871	$404,629	$194,208
The following table sets forth our long-lived tangible assets and total assets by geographic region as of the dates indicated:

	Long-lived Tangible Assets		Total Assets
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(Thousands)
United States	$2,980	$11,056	$53,120	$76,429
China	5,671	10,724	43,102	55,897
United Kingdom	6,408	5,895	120,400	131,978
Switzerland	—	—	—	21,532
Thailand	4,799	6,236	9,211	19,918
Japan	26,216	33,419	107,597	113,321
Rest of world	4,694	4,698	32,255	30,819
	$50,768	$72,028	$365,685	$449,894
Product Groups
The following table sets forth revenues by product group for the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012:

	Year Ended
	June 28, 2014	June 29, 2013	June 30, 2012
	(Thousands)
40 Gb/s and 100 Gb/s transmission modules	$177,443	$142,762	$67,550
10 Gb/s and lower transmission modules	183,521	236,034	126,658
Industrial and consumer	29,907	25,833	—
	$390,871	$404,629	$194,208

Significant Customers and Concentration of Credit Risk
For the fiscal year ended June 28, 2014, Coriant GmbH ("Coriant") accounted for 20 percent, Cisco Systems, Inc. (“Cisco”) accounted for 13 percent and Huawei Technologies Co., Ltd. (“Huawei”) accounted for 11 percent of our revenues. For the fiscal year ended June 29, 2013, Coriant accounted for 14 percent, Cisco accounted for 14 percent and Huawei accounted for 10 percent of our revenues. For the fiscal year ended June 30, 2012, Fujitsu Limited accounted for 20 percent, ADVA Optical Networking accounted for 11 percent and Ciena Corporation accounted for 10 percent of our revenues.
As of June 28, 2014, Coriant accounted for 19 percent and Huawei accounted for 13 percent of our accounts receivable. As of June 29, 2013, Huawei accounted for 15 percent of our accounts receivable.
NOTE 16. RELATED PARTY TRANSACTIONS
As a result of our acquisition of Opnext on July 23, 2012, Hitachi, Ltd. (Hitachi) holds approximately 11 percent of our outstanding common stock as of June 28, 2014 based on Hitachi’s most recent Schedule 13G filed with the Securities and Exchange Commission on February 12, 2014.
We continue to enter into transactions with Hitachi in the normal course of business. Sales to Hitachi were $13.4 million and $9.3 million for the year ended June 28, 2014 and June 29, 2013, respectively. Purchases from Hitachi were $13.9 million and $21.0 million for the year ended June 28, 2014 and June 29, 2013, respectively. At June 28, 2014 and June 29, 2013 we had $2.7 million and $3.0 million, respectively, in accounts receivable due from Hitachi and $4.5 million and $2.2 million, respectively, in accounts payable due to Hitachi. We also have certain capital equipment leases with Hitachi Capital Corporation as described in Note 9, Commitments and Contingencies and we lease certain facilities in Japan from Hitachi.
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
NOTE 17. SUBSEQUENT EVENTS
Sale of Komoro, Japan Industrial and Consumer Business
On August 5, 2014, Oclaro Japan, Inc., our wholly-owned subsidiary (“Oclaro Japan”), entered into a Master Separation Agreement (“MSA”) with Ushio Opto Semiconductors, Inc. (“Ushio Opto”) and Ushio, Inc. (“Ushio”), whereby Ushio Opto agreed to acquire the industrial and consumer business of Oclaro Japan located at its Komoro, Japan facility (the “Komoro Business”), by means of an absorption-type demerger under the Japanese Companies Act (such transaction, the “Transaction”). Consideration for the Transaction will consist of 1.85 billion Japanese yen (approximately $18.0 million based on the exchange rate on August 5, 2014) in cash, of which 1.6 billion Japanese yen (approximately $15.6 million based on the exchange rate on August 5, 2014) will be paid at the closing and 250 million Japanese yen (approximately $2.4 million) will be paid into escrow and released to Oclaro Japan upon the earlier of six months after the closing or the completion by Oclaro Japan of certain transition services, subject to a net asset valuation adjustment post-closing and after deduction for any indemnification amounts determined to be owed to Ushio Opto prior to release of the funds from escrow.
At the closing of the Transaction, Oclaro Japan and Ushio Opto are expected to enter into certain transition services and reciprocal services agreements to allow the Komoro Business to continue operations during the ownership transition, as well as an intellectual property agreement. Consummation of the Transaction is subject to customary closing conditions. The closing of the Transaction is expected to occur during our second fiscal quarter of 2015 ending December 27, 2014. Ushio has guaranteed the performance of Ushio Opto’s obligations under the MSA.
Oclaro Japan, Ushio Opto and Ushio each provided customary and reciprocal representations, warranties and covenants in the MSA.
NOTE 18. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)
The following tables set forth our unaudited condensed consolidated statements of operations data for each of the eight quarterly periods ended June 28, 2014. We have prepared this unaudited information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the fiscal quarters presented. Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income (loss) per share.
On September 12, 2013 and November 1, 2013, we sold our Zurich and Amplifier Businesses, respectively. These sales are reported as discontinued operations, which require retrospective restatement of prior periods to classify the results of operations as discontinued operations.

	Quarter Ended
	June 28, 2014	March 29, 2014	December 28, 2013	September 28, 2013
	(Thousands)
Revenues	$95,911	$95,398	$102,914	$96,648
Cost of revenues	82,694	84,298	86,001	85,430
Gross profit	13,217	11,100	16,913	11,218
Operating expenses	36,240	33,564	42,184	42,790
Other income (expense), net	(93)	540	(11,352)	1,745
Loss from continuing operations before income taxes	(23,116)	(21,924)	(36,623)	(29,827)
Income tax (benefit) provision	(11,836)	745	1,424	302
Loss from continuing operations	(11,280)	(22,669)	(38,047)	(30,129)
Income (loss) from discontinued operations, net of tax	(12,749)	(252)	69,538	63,407
Net income (loss)	(24,029)	(22,921)	31,491	33,278
Basic and diluted net income (loss) per share:
Loss per share from continuing operations	$(0.11)	$(0.22)	$(0.41)	$(0.33)
Income (loss) per share from discontinued operations	(0.12)	—	0.75	0.70
Basic and diluted net income (loss) per share	$(0.23)	$(0.22)	$0.34	$0.37
Shares used in computing net loss per share:
Basic	106,287	105,487	93,204	90,966
Diluted	106,287	105,487	93,204	90,966

	Quarter Ended
	June 29, 2013	March 30, 2013	December 29, 2012	September 29, 2012
	(Thousands)
Revenues	$95,384	$101,539	$112,071	$95,635
Cost of revenues	90,084	95,939	99,796	90,642
Gross profit	5,300	5,600	12,275	4,993
Operating expenses	47,627	30,836	18,628	55,872
Other income (expense), net	(3,568)	(11,651)	(4,681)	24,426
Loss from continuing operations before income taxes	(45,895)	(36,887)	(11,034)	(26,453)
Income tax (benefit) provision	(2,274)	148	1,234	918
Loss from continuing operations	(43,621)	(37,035)	(12,268)	(27,371)
Income (loss) from discontinued operations, net of tax	(3,755)	(2,971)	2,013	2,263
Net loss	(47,376)	(40,006)	(10,255)	(25,108)
Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.48)	$(0.41)	$(0.14)	$(0.34)
Income (loss) per share from discontinued operations	(0.04)	(0.03)	0.02	0.03
Basic and diluted net loss per share	$(0.52)	$(0.44)	$(0.12)	$(0.31)
Shares used in computing net loss per share:
Basic	90,771	90,263	89,827	80,219
Diluted	90,771	90,263	89,827	80,219

Financial Statement Schedule II: Valuation and Qualifying Accounts
For the Years Ended June 28, 2014, June 29, 2013 and June 30, 2012

	Allowance for Doubtful Accounts	Allowance for Sales Returns
	(Thousands)
Balance at July 2, 2011	$1,122	$1,054
Additions charged to cost, expenses or revenues	94	—
Deductions, write-offs and adjustments	101	(901)
Balance at June 30, 2012	1,317	153
Balances assumed in acquisitions	485	—
Additions charged to cost, expenses or revenues	725	3,110
Deductions, write-offs and adjustments	466	(57)
Balance at June 29, 2013	2,993	3,206
Additions charged to cost, expenses or revenues	38	—
Deductions, write-offs and adjustments	(281)	(2,627)
Balance at June 28, 2014	$2,750	$579

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger dated March 26, 2012, among Oclaro, Inc., Tahoe Acquisition Sub, Inc. and Opnext, Inc. (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on March 26, 2012 and incorporated herein by reference.)

2.2
Agreement of Merger among: Oclaro, Inc., a Delaware corporation; Nikko Acquisition Corp., a Delaware corporation; Mintera Corporation, a Delaware corporation; and Shareholder Representative Services LLC, as the Stockholders’ Agent. Dated as of July 20, 2010 (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference.)

2.3
Agreement of Merger among: Oclaro, Inc., a Delaware corporation; Rio Acquisition corp., a Delaware corporation; Xtellus Inc., a Delaware corporation; and Alta Berkeley LLP, as the Stockholders’ Agent. Dated as of December 16, 2009 (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on December 22, 2009 and incorporated herein by reference.)

2.4 (1)(3)	Master Separation Agreement, dated August 5, 2014, entered into by Oclaro Japan, Inc., Ushio Opto Semiconductors, Inc., and Ushio, Inc.
3.1	Amended and Restated By-Laws of Oclaro, Inc. (previously filed as Exhibit 3.2 to Registrant's Current Report on Form 8-K filed on August 1, 2014 and incorporate herein by reference.)
3.2	Oclaro, Inc. Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on August 1, 2014 and incorporated herein by reference.)
4.1	Form of Warrant Certificate dated May 6, 2013 (previously filed as Exhibit 4.2 to Registrant's Annual Report on Form 10-K filed on September 27, 2013 and incorporated herein by reference.)
10.1
Asset Purchase Agreement, dated October 10, 2013, entered into by Oclaro Technology Limited and II-VI Incorporated (previously filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q on November 7, 2013 and incorporated herein by reference.)

10.2
Share and Asset Purchase Agreement, dated September 12, 2013, entered into by Oclaro Technology Limited and II-VI Holdings B.V. (previously filed as Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed on September 17, 2013 and incorporated herein by reference.)

10.3
Option Agreement, dated September 12, 2013, entered into by Oclaro Technology Limited, Oclaro, Inc., Oclaro (North America), Inc., Avanex Communications Technologies Co, II-VI Holdings B.V., and II-VI Incorporated (previously filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference.)

10.4
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

10.6 (1)
Manufacturing and Purchase Agreement, dated March 19, 2012, between Oclaro Technology, Ltd and Venture Corporation Ltd. (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2012 and incorporated herein by reference.)

10.7
Equipment and Inventory Purchase Agreement, dated March 19, 2012, between Oclaro Technology Ltd, Oclaro Technology (Shenzhen) Co., Ltd, Venture Electronics (Shenzhen) Co., Ltd, and Venture Electronics Services (M) Sdn Bhd. (previously filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2012 and incorporated herein by reference.)

10.8 (1)
Manufacturing and Purchase Agreement, dated November 8, 2011, between Oclaro, Inc. and Fabrinet. (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on February 8, 2012 and incorporated herein by reference.)

10.9 (1)
Loan and Security Agreement, dated March 28, 2014, by and among Oclaro, Inc., Oclaro Technology Ltd. and Silicon Valley Bank (previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on May 8, 2014 and incorporated herein by reference.)

10.10
Unconditional Guaranty, dated March 28, 2014, by and among Oclaro, Inc., Oclaro Technology Ltd. and Silicon Valley Bank (previously filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed on May 8, 2014 and incorporated herein by reference.)

10.11
Waiver and Amendment Number Three to Second Amended and Restated Credit Agreement, dated August 21, 2013, by and among Oclaro, Inc., Oclaro Technology Limited, Wells Fargo Capital Finance, LLC and other lenders party thereto (previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference.)

10.12
Waiver to Second Amended and Restated Credit Agreement, dated September 26, 2013, by and among Oclaro, Inc., Oclaro Technology Limited, Wells Fargo Capital Finance, LLC and the lenders party thereto(previously filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference.)

10.13 (1)
Amendment Number Two to Second Amended and Restated Credit Agreement and Amended and Restated Security Agreements, dated as of May 7, 2013, by and among Oclaro, Inc., Oclaro Technology Ltd, Wells Fargo Capital Finance, Inc., Silicon Valley Bank and other lenders party thereto (previously filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K filed on September 27, 2013 and incorporated herein by reference.)

10.14
Registration Rights Agreement made as of May 6, 2013 by and among Oclaro, Inc., PECM Strategic Funding L.P. and Providence TMT Debt Fund II L.P. (previously filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K filed on September 27, 2013 and incorporated herein by reference.)

10.15 (1)
Second Amended and Restated Credit Agreement, dated as of November 2, 2012, by and among Oclaro, Inc., Oclaro Technology Ltd, Wells Fargo Capital Finance, Inc. and other lenders party thereto (previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013 and incorporated herein by reference.)

10.16
Joinder Agreement to Second Amended and Restated Credit Agreement, dated as of January 23, 2013, by and between Silicon Valley Bank and Wells Fargo Capital Finance, Inc. (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on February 7, 2013 and incorporated herein by reference.)

10.17 (1)
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

10.18 (1)
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

10.19 (1)
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

10.20
Consent Letter dated July 23, 2012, from Wells Fargo Capital Finance, Inc. to Oclaro, Inc. and Oclaro Technology Limited (previously filed as Exhibit 10.3 to Registrant’s Annual Report on Form 10-K filed on September 13, 2012 and incorporated herein by reference.)

10.21 (1)
Amendment Number One to the Amended and Restated Credit Agreement, dated as of March 29, 2012, among Oclaro, Inc., Oclaro Technology Limited, Wells Fargo Capital Finance, Inc. and other lenders party thereto (previously filed as Exhibit 10.9 to Registrant’s Quarterly Report on Form 10-Q, filed on May 10, 2012, and incorporated herein by reference.)

10.22 (1)
Amended and Restated Credit Agreement, dated as of July 26, 2011, among Oclaro, Inc., Oclaro Technology Limited, Wells Fargo Capital Finance, Inc. and other lenders party thereto (previously filed as Exhibit 10.11 to Registrant’s Annual Report on Form 10-K/A filed on January 27, 2012 and incorporated herein by reference.)

10.23
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

10.24
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

10.25 (2)
Form of Executive Severance and Retention Agreement, between Oclaro, Inc. and its executive officers (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 1, 2014 and incorporated herein by reference.)

10.26 (2)
Form of Executive Severance and Retention Agreement, between Oclaro, Inc. and its executive officers (previously filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2011 and incorporated herein by reference.)

10.27 (2)(3)	Offer Letter of Adam Carter, Chief Commercial Officer, dated June 12, 2014.
10.28 (2)
Offer Letter of Richard Craig, President, Integrated Photonics Division, dated April 21, 2014 (previously filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed on May 8, 2014 and incorporated herein by reference.)

10.29 (2)
Offer Letter of David L. Teichmann, Executive Vice President, General Counsel and Corporate Secretary, dated December 5, 2013 (previously filed as Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q filed on February 6, 2014 and incorporated herein by reference.)

10.30 (2)
Executive Severance and Retention Agreement, dated January 1, 2014, between Oclaro, Inc. and David L. Teichmann (previously filed as Exhibit 10.8 to Registrant's Quarterly Report on Form 10-Q filed on February 6, 2014 and incorporated herein by reference.)

10.31 (2)
Contract of Employment, dated November 18, 2013, between Oclaro Technology Limited and Adrian Meldrum (previously filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q filed on February 6, 2014 and incorporated herein by reference.)

10.32 (2)
Offer Letter of Adrian Meldrum, Executive Vice President Worldwide Sales, dated October 16, 2013 (previously filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed on February 6, 2014 and incorporated herein by reference.)

10.33 (2)
Executive Severance and Retention Agreement, dated November 18, 2013, between Oclaro Technology Limited and Adrian Meldrum (previously filed as Exhibit 10.6 to Registrant's Quarterly Report on Form 10-Q filed on February 6, 2014 and incorporated herein by reference.)

10.34 (2)
Employment Agreement, dated September 11, 2013, between Oclaro, Inc. and Greg Dougherty (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 17, 2013 and incorporated herein by reference.)

10.35 (2)
Contract of Employment between Oclaro Technology Ltd and Jim Haynes (previously filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the year ended July 2, 2005, and incorporated herein by reference.)

10.36 (2)(3)	Confidential Separation Agreement and Release of Claims, dated May 30, 2014, between Oclaro, Inc. and Terence Unter.
10.37 (2)
Confidential Separation Agreement and Release of Claims, dated November 7, 2013, between Oclaro, Inc. and Jerry Turin (previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on February 6, 2014 and incorporated herein by reference.)

10.38 (2)
Confidential Separation Agreement and Release of Claims, dated January 9, 2014, between Oclaro, Inc. and Catherine Rundle (previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on
February 6, 2014 and incorporated herein by reference.)

10.39 (2)
Retirement, Severance and Release of All Claims Agreement, effective July 12, 2013, between Alain Couder and Oclaro, Inc. (previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on November 7, 2013 and incorporated herein by reference.)

10.40 (2)
Form of Indemnification Agreement, between Oclaro, Inc. and directors and executive officers (previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on February 6, 2008 and incorporated herein by reference.)

10.41 (2)
Form of Indemnification Agreement between Avanex Corporation and each of its directors and officers (previously filed as Exhibit 10.1 of Avanex Corporation’s Registration Statement No. 333-92027 on Form S-1 filed on December 3, 1999 and incorporated herein by reference.)

10.42 (2)
Oclaro, Inc. Fourth Amended and Restated 2001 Long-Term Stock Incentive Plan (previously filed as Annex A to our Proxy Statement for our 2013 Annual Meeting of Stockholders on November 26, 2013 and incorporated herein by reference.)

10.43 (2)
Oclaro, Inc. (Opnext, Inc.) Third Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of July 23, 2013 (previously filed as Exhibit 10.45 to Registrant's Annual Report on Form 10-K filed on September 27, 2013.)

10.44 (2)	U.K. Subplan to the 2004 Stock Incentive Plan (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2005, and incorporated herein by reference.)
10.45 (2)
Form of Incentive Stock Option, Form of Non-Statutory Stock Option, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Award Agreement (previously filed as Exhibit 10.25 to Registrant’s Annual Report on Form 10-K filed on September 9, 2011 and incorporated herein by reference.)

10.46 (2)
2011 Employee Stock Purchase Plan (previously filed as Appendix A to our Proxy Statement for our 2011 Annual Meeting of Stockholders, filed with the SEC on September 9, 2011 and incorporated herein by reference.)

10.47 (2)
Oclaro, Inc. Amended and Restated 2004 Stock Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on October 28, 2010, and incorporated herein by reference.)

10.48 (2)
Pine Photonics Communications, Inc. 2000 Stock Plan (previously filed as Exhibit 10.1 to Opnext, Inc.’s Registration Statement 333-138262 on Form S-1 filed on October 27, 2006 and incorporated herein by reference.)

10.49 (2)
Opnext, Inc. 2001 Long-Term Stock Incentive Plan (previously filed as Exhibit 10.3 to Opnext, Inc.’s Registration Statement 333-138262 on Form S-1 filed on October 27, 2006 and incorporated herein by reference.)

10.50 (2)
Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement (previously filed as Exhibit 10.4 to Opnext, Inc.’s Registration Statement 333-138262 on Amendment Number 1 to Form S-1 filed on December 13, 2006 and incorporated herein by reference.)

10.51 (2)
Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives (previously filed as Exhibit 10.4A to Opnext, Inc.’s Registration Statement 333-138262 on Amendment Number 1 to Form S-1 filed on December 13, 2006 and incorporated herein by reference.)

10.52 (2)
Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement (previously filed as Exhibit 10.4C to Opnext, Inc.’s Registration Statement 333-138262 on Amendment Number 1 to Form S-1 filed on December 13, 2006 and incorporated herein by reference.)

10.53
Registration Rights Agreement between Oclaro, Inc. and Hitachi, Ltd. (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 24, 2012 and incorporated herein by reference.)

10.54
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

10.55
Second Amendment to Lease dated November 30, 2010 by and between 702/703 Investors LLC and Oclaro, Inc., with respect to 2580 Junction Avenue, San Jose, California (previously filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K filed on September 9, 2011 and incorporated herein by reference.)

10.56
Pre-emption Agreement dated as of March 10, 2006, by and among Oclaro Technology Ltd, Coleridge (No. 45) Limited and Oclaro, Inc. (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.)

10.57
Lease dated as of March 10, 2006, by and among Oclaro Technology Ltd, Coleridge (No. 45) Limited and Oclaro, Inc. (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2006, and incorporated herein by reference.)

21.1 (3)	Oclaro, Inc. Significant Subsidiaries
23.1 (3)	Consent of Independent Registered Public Accounting Firm
31.1 (3)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2 (3)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1 (3)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2 (3)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

(2)	Management contract or compensatory plan or arrangement.

(3)	Filed herewith.