Form 10-Q
period 2014-09-27
OCLARO, INC.
filed 2014-11-06
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☐
108,671,361 shares of common stock outstanding as of October 31, 2014

OCLARO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 27, 2014	June 28, 2014
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$89,309	$98,973
Restricted cash	4,658	5,055
Short-term investments	77	95
Accounts receivable, net of allowances for doubtful accounts and sales returns of $2,561 and $579 as of September 27, 2014, respectively, and $2,750 and $579 as of June 28, 2014, respectively, and including $1,487 and $2,706 due from related parties as of September 27, 2014 and June 28, 2014, respectively	74,706	82,872
Inventories	71,099	71,099
Prepaid expenses and other current assets	42,230	45,275
Assets held for sale	16,927	—
Total current assets	299,006	303,369
Property and equipment, net	44,285	50,768
Other intangible assets, net	3,254	8,536
Other non-current assets	2,735	3,012
Total assets	$349,280	$365,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $4,544 and $4,483 due to related parties at September 27, 2014 and June 28, 2014, respectively	$60,492	$71,283
Accrued expenses and other liabilities	61,434	51,492
Capital lease obligations, current	4,756	5,387
Liabilities in connection with the sale	10,228	—
Total current liabilities	136,910	128,162
Deferred gain on sale-leaseback	10,010	10,711
Capital lease obligations, non-current	3,052	4,539
Other non-current liabilities	11,631	14,345
Total liabilities	161,603	157,757
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 175,000 shares authorized; 108,671 shares issued and outstanding at September 27, 2014 and 107,779 shares issued and outstanding at June 28, 2014	1,087	1,077
Additional paid-in capital	1,459,805	1,458,487
Accumulated other comprehensive income	44,639	45,864
Accumulated deficit	(1,317,854)	(1,297,500)
Total stockholders’ equity	187,677	207,928
Total liabilities and stockholders’ equity	$349,280	$365,685

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 27, 2014	September 28, 2013
	(Thousands, except per share amounts)
Revenues, including $1,177 and $1,311 from related parties for the three months ended September 27, 2014 and September 28, 2013, respectively	$89,241	$96,648
Cost of revenues	74,832	85,430
Gross profit	14,409	11,218
Operating expenses:
Research and development	13,913	18,087
Selling, general and administrative	15,414	20,950
Amortization of other intangible assets	418	424
Restructuring, acquisition and related (income) expense, net	1,730	2,877
Loss on sale of property and equipment	397	452
Total operating expenses	31,872	42,790
Operating loss	(17,463)	(31,572)
Other income (expense):
Interest income (expense), net	(104)	(553)
Gain (loss) on foreign currency transactions, net	(2,010)	1,777
Other income (expense), net	555	521
Total other income (expense)	(1,559)	1,745
Loss from continuing operations before income taxes	(19,022)	(29,827)
Income tax provision	954	302
Loss from continuing operations	(19,976)	(30,129)
Income (loss) from discontinued operations, net of tax	(378)	63,407
Net income (loss)	$(20,354)	$33,278
Basic and diluted net income (loss) per share:
Loss per share from continuing operations	$(0.19)	$(0.33)
Income per share from discontinued operations	—	0.70
Basic and diluted net income (loss) per share	$(0.19)	$0.37
Shares used in computing net income (loss) per share:
Basic	107,249	90,966
Diluted	107,249	90,966
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	September 27, 2014	September 28, 2013
	(Thousands)
Net income (loss)	$(20,354)	$33,278
Other comprehensive income (loss):
Unrealized loss on marketable securities	(19)	(30)
Currency translation adjustments	(1,709)	(2,887)
Pension adjustment, net of tax benefits	503	5,817
Total comprehensive income (loss)	$(21,579)	$36,178
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 27, 2014	September 28, 2013
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(20,354)	$33,278
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred gain on sale-leaseback	(238)	(526)
Amortization and write-off of issuance costs in connection with term loan	—	4,293
Gain on sale of Zurich Business	—	(62,812)
Loss on sale of property and equipment	397	—
Depreciation and amortization	5,122	8,838
Stock-based compensation expense	1,286	1,151
Other non-cash adjustments	15	344
Changes in operating assets and liabilities:
Accounts receivable, net	2,531	(847)
Inventories	(6,603)	403
Prepaid expenses and other current assets	(117)	(15,707)
Other non-current assets	(6)	251
Accounts payable	(1,632)	16,009
Accrued expenses and other liabilities	13,910	(2,226)
Net cash used in operating activities	(5,689)	(17,551)
Cash flows from investing activities:
Purchases of property and equipment	(4,693)	(1,416)
Proceeds from sale of Amplifier Business	—	5,000
Proceeds from sale of Zurich Business	—	90,618
Transfer from restricted cash	393	175
Net cash provided by (used in) investing activities	(4,300)	94,377
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1	8
Payments on capital lease obligations	(1,094)	(1,321)
Repayments on borrowings under credit line and term loan	—	(64,964)
Net cash used in financing activities	(1,093)	(66,277)
Effect of exchange rate on cash and cash equivalents	1,418	(3,197)
Net increase (decrease) in cash and cash equivalents	(9,664)	7,352
Cash and cash equivalents at beginning of period	98,973	84,635
Cash and cash equivalents at end of period	$89,309	$91,987

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PREPARATION
Basis of Presentation
Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Quarterly Report on Form 10-Q as “Oclaro,” “we,” “us” or “our.”
On August 5, 2014, we entered into a separation agreement to sell our industrial and consumer business of Oclaro Japan located at our Komoro, Japan facility to Ushio Opto Semiconductors, Inc. ("Ushio Opto"). On October 27, 2014, the sale was completed. The assets and liabilities to be transferred to Ushio Opto within the next 12 months are classified as assets held for sale and liabilities in connection with the sale within current assets and current liabilities, respectively, on the condensed consolidated balance sheet at September 27, 2014. The transaction is more fully discussed in Note 5, Business Combinations and Dispositions.
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
The accompanying unaudited condensed consolidated financial statements of Oclaro as of September 27, 2014 and for the three months ended September 27, 2014 and September 28, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three months ended September 27, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 27, 2015.
The condensed consolidated balance sheet as of June 28, 2014 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended June 28, 2014 ("2014 Form 10-K").
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Examples of significant estimates and assumptions made by management involve the fair value of other intangible assets and long-lived assets, valuation allowances for deferred tax assets, the fair value of stock-based compensation, estimates used to determine facility lease loss liabilities, estimates for allowances for doubtful accounts, and valuation of excess and obsolete inventories. These judgments can be subjective and complex and consequently actual results could differ materially from those estimates and assumptions. Descriptions of the key estimates and assumptions are included in our 2014 Form 10-K.
Out-of-Period Adjustment
In the first quarter of fiscal 2015, we recorded out-of-period adjustments of approximately $2.0 million in cost of goods sold in our condensed consolidated statements of operations. The adjustments, which increased cost of goods sold, also increased accrued liabilities and decreased inventory, and were made to correct our inventory valuation and the value of our purchase commitment accrual.  We determined that the adjustments did not have a material impact to our current or prior period consolidated financial statements.

Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ending June 27, 2015 will be a 52 week year, with the quarter ended September 27, 2014 being a 13 week quarterly period. Our fiscal year ended June 28, 2014 was a 52 week year, with the quarter ended September 28, 2013 being a 13 week quarterly period.
Reclassifications
For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications did not affect our consolidated revenues, net income (loss), cash flows, cash and cash equivalents or stockholders’ equity as previously reported.

NOTE 2. RECENT ACCOUNTING STANDARDS
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, Presentation of Financial Statements—Going Concern. The update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective for us beginning with our annual financial statements for the fiscal year ended July 1, 2017, and interim periods thereafter. We are currently evaluating the impact that the implementation of this standard will have on our condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This update clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2016. This guidance is effective for us prospectively in the first quarter of fiscal year 2018. We are currently evaluating the impact that the implementation of this standard will have on our condensed consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results be reported as discontinued operations. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. We have elected to early adopt this guidance in our first quarter of fiscal year 2015. In accordance with this guidance, our sale of the Komoro Business does not meet the definition of a discontinued operation. We consider this sale as an individually material disposal and have expanded our disclosures related to this transaction, including presenting the pre-tax profit (loss) of the Komoro Business for the three months ended September 27, 2014 and September 28, 2013, respectively.

NOTE 3. BALANCE SHEET DETAILS
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	September 27, 2014	June 28, 2014
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$88,095	$97,759
Money market funds	1,214	1,214
	$89,309	$98,973
As of September 27, 2014, we had restricted cash of $4.7 million, consisting of collateral for the performance of our obligations under certain lease facility agreements and $2.4 million (equivalent to RMB 15 million) of cash held in Oclaro Shenzhen’s bank account in China that was frozen by the Xi'an Court in connection with our litigation with Xi’an Raysung Photonics Inc. (see Note 8, Commitments and Contingencies, for additional details regarding this litigation.)

The following table provides details regarding our inventories at the dates indicated:

	September 27, 2014	June 28, 2014
	(Thousands)
Inventories:
Raw materials	$21,630	$20,036
Work-in-process	22,942	20,505
Finished goods	30,841	30,558
	$75,413	$71,099
In connection with our sale of the Komoro Business, we reclassified $4.3 million of the $75.4 million in inventories as assets held for sale in our condensed consolidated balance sheet at September 27, 2014.
The following table provides details regarding our property and equipment, net at the dates indicated:

	September 27, 2014	June 28, 2014
	(Thousands)
Property and equipment, net:
Buildings and improvements	$11,764	$12,989
Plant and machinery	33,297	47,247
Fixtures, fittings and equipment	5,074	9,701
Computer equipment	12,982	13,723
	63,117	83,660
Less: Accumulated depreciation	(15,461)	(32,892)
	$47,656	$50,768
In connection with our sale of the Komoro Business, we reclassified $3.4 million of the $47.7 million in property and equipment as assets held for sale in our condensed consolidated balance sheet at September 27, 2014.
Property and equipment includes assets under capital leases of $7.8 million (excluding $0.5 million in capital leases classified as assets held for sale) at September 27, 2014 and $9.9 million at June 28, 2014, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense.
The following table summarizes the activity related to our other intangible assets for the three months ended September 27, 2014:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Amortization	Total
	(Thousands)
Balance at June 28, 2014	$8,267	$4,660	$5,143	$915	$3,338	$(13,787)	$8,536
Held for sale in connection with the transfer of the Komoro Business	(1,926)	(2,559)	—	—	—	—	(4,485)
Amortization	—	—	—	—	—	(418)	(418)
Translations and adjustments	(141)	(41)	(197)	—	—	—	(379)
Balance at September 27, 2014	$6,200	$2,060	$4,946	$915	$3,338	$(14,205)	$3,254
In connection with the sale of our Komoro Business, we intend to transfer certain of our other intangible assets to Ushio Opto. We have classified $4.5 million of our other intangible assets as assets held for sale in our condensed consolidated balance sheet at September 27, 2014.
With the sale of our Komoro Business, we expect the amortization of intangible assets to be $0.9 million for fiscal year 2015, $0.8 million for each fiscal year 2016 through 2017, $0.7 million for fiscal year 2018, $0.1 million for fiscal year 2019 and $0.1 million thereafter, based on the current level of our other intangible assets as of September 27, 2014.

The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	September 27, 2014	June 28, 2014
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$32,090	$18,612
Compensation and benefits related accruals	9,977	10,242
Warranty accrual	4,054	4,672
Accrued restructuring, current	1,630	2,220
Other accruals	15,647	15,746
	$63,398	$51,492
In connection with our sale of the Komoro Business, we reclassified $2.0 million of the $63.4 million in accrued expenses and other liabilities as liabilities in connection with the sale in our condensed consolidated balance sheet at September 27, 2014.
The following table summarizes the activity related to our accrued restructuring charges for the three months ended September 27, 2014:

	Lease Cancellations, Commitments and Other Charges	Termination Payments to Employees and Related Costs	Total Accrued Restructuring Charges
	(Thousands)
Balance at June 28, 2014	$1,881	$962	$2,843
Charged to restructuring costs	654	1,076	1,730
Paid or written-off	(1,250)	(1,693)	(2,943)
Balance at September 27, 2014	$1,285	$345	$1,630
Current portion	1,285	345	1,630
Non-current portion	—	—	—

The current portion of accrued restructuring liabilities is included in the caption accrued expenses and other liabilities in the condensed consolidated balance sheet.

During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the three months ended September 27, 2014 and September 28, 2013, we recorded restructuring charges of $0.8 million and $0.2 million, respectively, in connection with this restructuring plan. The restructuring charges for the three months ended September 27, 2014 included $0.2 million related to workforce reductions and $0.6 million related to revised estimates related to lease cancellations and commitments. The restructuring charges for the three months ended September 28, 2013 related to workforce reductions in our research and development facility in Israel. During the three months ended September 27, 2014 and September 28, 2013, we made scheduled payments of $1.4 million and $2.0 million, respectively, to settle a portion of these restructuring liabilities. As of September 27, 2014, we had $1.4 million in accrued restructuring liabilities related to this restructuring plan.
In connection with the acquisition of Opnext, we initiated a restructuring plan to integrate our acquisition of Opnext. During the three months ended September 27, 2014 and September 28, 2013, we recorded restructuring charges of zero and $0.9 million, respectively, in connection with this restructuring plan. The restructuring charges recorded in fiscal year 2014 included $0.9 million in external consulting charges and professional fees associated with reorganizing the infrastructure. During the three months ended September 28, 2013, we made scheduled payments of $2.0 million to settle these restructuring liabilities. As of September 27, 2014, we had no further accrued restructuring liabilities related to this restructuring plan.
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of a portion of our Shenzhen, China manufacturing operations to Venture Corporation Limited ("Venture"). This transition is scheduled to occur in a phased and gradual transfer of certain products, which is scheduled to be completed in fiscal year 2015. In connection with this transition, during the three months ended September 27, 2014 and September 28, 2013, we recorded restructuring charges related to employee separation charges of $0.9 million and $1.0 million, respectively. During the three months ended September 27, 2014 and September 28, 2013, we made scheduled payments of $1.3 million and $0.5 million,, respectively, to settle a portion of these restructuring liabilities. As of September 27, 2014, we had $0.2 million in accrued restructuring liabilities related to this restructuring plan.
We expect to incur an additional $3.0 million to $9.0 million, in aggregate, in restructuring charges over the course of the next year in connection with these restructuring plans.

The following table presents the components of accumulated other comprehensive income at the dates indicated:

	September 27, 2014	June 28, 2014
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$44,781	$46,490
Unrealized loss on marketable securities	(228)	(209)
Japan defined benefit plan	86	(417)
	$44,639	$45,864
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
During the first quarter of fiscal year 2014, we had a contingent obligation related to the make-whole premium on our convertible notes, which was valued using a valuation model which estimated the value based on the probability and timing of conversion. The contingent obligation was classified within Level 3 of the fair value hierarchy. During the three months ended September 28, 2013, we recorded a $0.6 million fair value adjustment to the the contingent obligation, increasing the value of the contingent obligation to $0.7 million as of September 28, 2013. During the second quarter of fiscal year 2014, the holders of the convertible notes exercised their rights to exchange the convertible notes for common stock, and settled the make-whole premium.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at September 27, 2014:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$1,214	$—	$—	$1,214
Short-term investments:
Marketable securities	77	—	—	77
Total assets measured at fair value	$1,291	$—	$—	$1,291

(1)	Excludes $88.1 million in cash held in our bank accounts at September 27, 2014.

NOTE 5. BUSINESS COMBINATIONS AND DISPOSITIONS

Sale of Komoro, Japan Industrial and Consumer Business ("Komoro Business")
On August 5, 2014, Oclaro Japan, Inc., our wholly-owned subsidiary (“Oclaro Japan”), entered into a Master Separation Agreement (“MSA”) with Ushio Opto and Ushio, Inc. (“Ushio”), whereby Ushio Opto agreed to acquire the industrial and consumer business of Oclaro Japan located at its Komoro, Japan facility (the “Komoro Business”), by means of an absorption-type demerger under the Japanese Companies Act (such transaction, the “Transaction”). On October 27, 2014, the sale was completed. Consideration for the Transaction consisted of 1.85 billion Japanese yen (approximately $17.1 million based on the exchange rate on October 27, 2014) in cash, of which 1.6 billion Japanese yen (approximately $14.8 million based on the exchange rate on October 27, 2014) was paid at the closing and 250 million Japanese yen (approximately $2.3 million) was paid into escrow and will be released to Oclaro Japan upon the earlier of six months after the closing or the completion by Oclaro Japan of certain transition services, subject to a net asset valuation adjustment post-closing and after deduction for any indemnification amounts determined to be owed to Ushio Opto prior to release of the funds from escrow.
At the closing of the Transaction, Oclaro Japan and Ushio Opto entered into certain transition services and reciprocal services agreements to allow the Komoro Business to continue operations during the ownership transition, as well as an intellectual property agreement. Ushio has guaranteed the performance of Ushio Opto’s obligations under the MSA. Oclaro Japan, Ushio Opto and Ushio each provided customary and reciprocal representations, warranties and covenants in the MSA.
We have recorded the assets and liabilities that we are transferring to Ushio Opto in connection with our sale of the Komoro Business as assets held for sale and liabilities in connection with the sale at September 27, 2014, and consist of the following:

September 27, 2014
Assets Held for Sale	(Thousands)
Accounts receivable, net	$3,503
Inventories	4,314
Prepaid expenses and other current assets	1,254
Property and equipment, net	3,371
Other intangible assets	4,485
$16,927

September 27, 2014
Liabilities in Connection with the Sale	(Thousands)
Accounts payable	$5,866
Accrued expenses, other liabilities and capital lease obligations, current	2,119
Other non-current liabilities	2,243
$10,228
The income from continuing operations before income taxes attributable to the Komoro Business was $1.6 million and $1.7 million for the three months ended September 27, 2014 and September 28, 2013, respectively.

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

We classified the sale of our Amplifier Business as a discontinued operation as of September 12, 2013, the date we committed to sell the business. As of September 27, 2014, we had a $4.0 million receivable in prepaid expenses and other current assets from II-VI related to the hold-back for potential post-closing adjustments or claims.
The following table presents the statements of operations for the discontinued operations of the Amplifier Business:

	Three Months Ended
	September 27, 2014	September 28, 2013
	(Thousands)
Revenues	$—	$28,316
Cost of revenues	—	20,715
Gross profit	—	7,601
Operating expenses	215	4,068
Other income (expense), net	—	—
Income (loss) from discontinued operations before income taxes	(215)	3,533
Income tax provision	—	—
Income (loss) from discontinued operations	$(215)	$3,533

This acquisition is more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included in our 2014 Form 10-K.
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
We classified the sale of our Zurich Business as a discontinued operation as of September 12, 2013. In connection with this transaction, we transferred $31.4 million in net assets to II-VI and incurred approximately $4.9 million in legal fees, commissions and other administrative costs. During the three months ended September 28, 2013, we initially recognized a gain of $62.8 million. In the third quarter of fiscal year 2014, we recorded an additional $0.4 million primarily related to the final settlement of the post-closing working capital adjustment.
In connection with the sale of our Zurich Business, during the first quarter of fiscal year 2014, we recorded $3.1 million in income from discontinued operations within the condensed consolidated statement of operations related to the cumulative translation adjustment from deconsolidating our Swiss subsidiary. As of September 27, 2014, we recorded a $6.0 million receivable in prepaid expenses and other current assets from II-VI related to the hold-back for potential post-closing adjustments or claims.
The following table presents the statements of operations for the discontinued operations of the Zurich Business:

	Three Months Ended
	September 27, 2014	September 28, 2013
	(Thousands)
Revenues	$—	$13,896
Cost of revenues	163	11,593
Gross profit	(163)	2,303
Operating expenses	—	3,416
Other income (expense), net	—	61,150
Income (loss) from discontinued operations before income taxes	(163)	60,037
Income tax provision	—	163
Income (loss) from discontinued operations	$(163)	$59,874
This acquisition is more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included in our 2014 Annual Report on Form 10-K.

NOTE 6. CREDIT LINE AND NOTES
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

If the Loan Agreement terminates prior to its maturity date, the Borrower will pay a termination fee equal to 1.00 percent of the total credit facility if such termination occurs in the first year after closing, 0.75 percent of the total credit facility if such termination occurs in the second year after closing and 0.50 percent of the total credit facility if such termination occurs in the third year after closing. The maturity date of the Loan Agreement is March 28, 2017. At September 27, 2014, there were no amounts outstanding under the Loan Agreement.

The Loan Agreement is more fully discussed in Note 7, Credit Line and Notes, to our consolidated financial statements included in our 2014 Form 10-K.

Wells Fargo Credit Line and Term Loan

On August 2, 2006, Oclaro, Inc. ("Parent"), along with Oclaro Technology Limited (“Borrower”), Oclaro Photonics, Inc. and Oclaro Technology, Inc., each a wholly-owned subsidiary, entered into a Credit Agreement with Wells Fargo Capital Finance, Inc. (“Wells Fargo”) and certain other lenders (the “Credit Agreement”).

From time to time, we amended and restated the Credit Agreement, before terminating the agreement on March 14, 2014. The Credit Agreement is more fully discussed in Note 7, Credit Line and Notes, to our consolidated financial statements included in our 2014 Form 10-K.

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

On August 21, 2013, Parent, Borrower, Agent, and the Lenders entered into Waiver and Amendment Number Three to the Credit Agreement, which amended the Credit Agreement in pertinent part by extending the date by which the Borrower shall have consummated one or more asset sales with a minimum threshold of net proceeds to September 2, 2013. The Borrower paid the lenders an amendment fee of $650,000. On September 12, 2013, we completed the sale of the Zurich Business and applied the net proceeds to repay the entire credit line and Term Loan. The event of default resulting from not completing the transaction by September 2, 2013, was waived on September 26, 2013.
7.50% Exchangeable Senior Secured Second Lien Notes ("Convertible Notes")
On December 14, 2012, we and our indirect, wholly owned subsidiary, Oclaro Luxembourg S.A., closed the private placement of $25.0 million aggregate principal amount 7.50 percent Exchangeable Senior Secured Second Lien Notes due 2018 (“Convertible Notes”). The sale of the Convertible Notes resulted in net proceeds of approximately $22.8 million. The private placement was completed pursuant to a purchase agreement, dated December 14, 2012 entered into by us, certain of our domestic and foreign subsidiaries (the "Guarantors") and Morgan Stanley & Co. LLC, which is more fully discussed in Note 7, Credit Line and Notes, to our consolidated financial statements included in our 2014 Form 10-K.
We considered the contingent obligation of having to make a make-whole payment in the event of an early conversion by the holders of the Convertible Notes as an embedded derivative. We estimated the fair value of the make-whole payment by using a valuation model to predict the probability and timing of a conversion. At September 28, 2013, the fair value of this contingent obligation was estimated at $0.7 million. In connection with the private placement of the Convertible Notes, we incurred approximately $1.3 million in debt discount and $0.9 million in issuance costs. During the three months ended September 28, 2013, we recorded $0.2 million in debt discount and issuance costs in our condensed consolidated statement of operations.
On December 19, 2013, the holders exercised their rights to exchange the Convertible Notes for our common stock. The exchange rate for the exchanges was 541.7118 shares of common stock per $1,000 in principal amount of Convertible Notes. We issued 13,542,791 shares of common stock in connection with the exchange, with cash payable in lieu of fractional shares. In addition, pursuant to the terms of the indenture governing the Convertible Notes, we made a redemption exchange make-whole payment of $8.3 million during the second quarter of fiscal year 2014.

NOTE 7. POST-RETIREMENT BENEFITS
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
Under the defined contribution plan, contributions are provided based on grade level and totaled $0.2 million and $0.2 million for the three months ended September 27, 2014 and September 28, 2013, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
Under the defined benefit plan in Japan (the “Japan Plan”), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. As of September 27, 2014, there were no plan assets. Net periodic pension costs for the Japan Plan included the following:

	Three Months Ended
	September 27, 2014	September 28, 2013
	(Thousands)
Service cost	$199	$248
Interest cost	20	24
Net amortization	15	16
Net periodic pension costs	$234	$288
During the three months ended September 27, 2014, we recorded an adjustment of $0.5 million in accumulated other comprehensive income in connection with revising our methodology for estimating the actuarial present value of accumulated plan benefits under the Japan Plan.
We have $0.2 million in accrued expenses and other liabilities and $7.4 million in other non-current liabilities in our condensed consolidated balance sheet as of September 27, 2014, to account for the projected benefit obligations under the Japan Plan, of which a portion will be transferred as part of the sale of the Komoro Business.
We made benefit payments under the Japan plan of $0.3 million and $0.1 million during the three months ended September 27, 2014 and September 28, 2013, respectively.

NOTE 8. COMMITMENTS AND CONTINGENCIES
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

The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended
	September 27, 2014	September 28, 2013
	(Thousands)
Warranty provision—beginning of period	$4,672	$4,670
Warranties issued	129	972
Warranties utilized or expired	(675)	(983)
Currency translation and other adjustments	(72)	94
Warranty provision—end of period	$4,054	$4,753
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
The following table shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation, including $0.5 million in capital leases classified as liabilities in connection with the sale in our condensed consolidated balance sheet at September 27, 2014:

Capital Leases
(Thousands)
Fiscal Year Ending:
2015 (remaining)	$4,789
2016	2,753
2017	1,073
2018	43
2019	28
Thereafter	78
Total minimum lease payments	8,764
Less amount representing interest	(432)
Present value of capitalized payments	8,332
Less: current portion	(4,911)
Long-term portion	$3,421
Litigation
Overview
In the ordinary course of business, we are involved in various legal proceedings, and we anticipate that additional actions will be brought against us in the future. The most significant of these proceedings are described below. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims in various jurisdictions. Complex legal proceedings frequently extend for several years, and a number of the matters pending against us are at very early stages of the legal process. As a result, some pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to determine whether the proceeding is material to us or to estimate a range of possible loss, if any. Unless otherwise disclosed, we are unable to estimate the possible loss or range of loss for the legal proceedings described below. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material effect on our results of operations, financial position or cash flows.
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
Raysung initially requested that the court award damages of RMB 4,796,531 (equivalent to approximately $0.8 million at the exchange rate in effect September 27, 2014), and requested that Oclaro Shenzhen take the finished products that are now stored in Raysung’s warehouse (the value of the finished product is RMB 13,505,162 (equivalent to approximately $2.2 million at the exchange rate in effect September 27, 2014) and requested that Oclaro Shenzhen pay its court fees in connection with this suit.
The Xi’an Court delivered an Asset Preservation Order which was served on Oclaro Shenzhen and the local Customs office. According to the Asset Preservation Order, Oclaro Shenzhen was ordered to maintain RMB 15,000,000 (equivalent to approximately $2.4 million at the exchange rate in effect September 27, 2014) or assets equivalent to the said amount during the litigation process, and the Customs office was ordered to restrict Oclaro Shenzhen's equipment from being exported before the Asset Preservation Order is lifted. On November 11, 2013, Oclaro Shenzhen entered into a settlement agreement. Under the terms of this settlement agreement, Oclaro Shenzhen agreed to pay $500,000 in payment of invoices for certain materials to Raysung and to work with Raysung to requalify it as a vendor for certain Oclaro Shenzhen manufacturing requirements, in consideration of which Raysung agreed to submit the settlement agreement to the Xi’an Court so it could issue a civil mediation agreement, apply for a discharge of the Asset Preservation Order and waive the right to bring any legal actions against Oclaro Shenzhen relating to these matters. Oclaro Shenzhen performed its obligations under the settlement agreement, however, on January 15, 2014, Raysung applied to the Xi’an Court to terminate the settlement agreement and add Oclaro, Inc. as a co-defendant in the original civil suit.

On March 26, 2014, the Xi’an Court froze RMB 15,000,000 (equivalent to approximately $2.4 million at the exchange rate in effect September 27, 2014) of cash held in Oclaro Shenzhen’s bank account in China. On April 30, 2014, Oclaro Shenzhen submitted a challenge to the jurisdiction of the Xi'an Court. On May 26, 2014, the Xi'an Court overruled the jurisdictional challenge. On June 4, 2014, Oclaro Shenzhen filed an appeal with the Shaanxi High Court to revoke the civil order of the Xi'an Court overruling Oclaro Shenzhen's jurisdictional challenge. The Shaanxi High Court held hearings on July 15, 2014 and July 30, 2014, and on August 20, 2014 sustained the Xi'an Court's civil order on jurisdiction and transferred the case back to the Xi'an Court for substantive proceedings. On September 22, 2014, Raysung amended its complaint in the Xi'an Court proceeding by increasing its claims to RMB 36.2 million (equivalent to approximately $5.9 million at the exchange rate in effect on September 27, 2014). On October 22, 2014, the Xi'an Court conducted a hearing on the substantive elements of Raysung's claims. At the same hearing, Oclaro Shenzhen filed counterclaims against Raysung for RMB 7.4 million (equivalent to approximately $1.2 million at the exchange rate in effect on September 27, 2014) of losses resulting from supply of products with unqualified materials. The Xi'an Court has not yet established the next hearing date. Oclaro, Inc. and Oclaro Shenzhen believe that they have meritorious defenses to the claims made by Raysung and intend to defend this litigation vigorously.

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
On September 3, 2013, the parties agreed to settle the Westley, Moskal, and In re Oclaro Derivative matters for a total of $3.95 million, plus certain corporate governance changes. The money will be paid entirely by our directors and officers liability insurance carriers. Any fees awarded to the plaintiffs in these actions, or their respective counsel, are included in this amount. By Order dated August 13, 2014, the Court in the Westley matter gave its final approval to the settlement. By Order dated September 19, 2014, the Court in the In re Oclaro, Inc. Derivative Litigation gave its final approval to the settlement. By Order dated October 1, 2014, the Court approved the voluntary dismissal of the Moskal matter, terminating the state court derivative matters.

NOTE 9. EMPLOYEE STOCK PLANS

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
As of September 27, 2014, there were 2.7 million shares of our common stock available for grant under both plans.
We generally grant stock options that vest over a two to four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors or the compensation committee of our board of directors.
In July 2011, our board of directors approved the grant of 0.2 million performance stock units (“PSUs”) to certain executive officers with an aggregate estimated grant date fair value of $0.9 million. In October 2013, the board of directors determined that achievement of the performance conditions was reached at the 100 percent target level. Approximately 0.1 million of the grants outstanding, or 50 percent, vested on October 22, 2013, with the remaining 50 percent scheduled to vest upon a two-year service condition through August 2015. As of September 27, 2014, there were less than 0.1 million PSUs outstanding, after adjustments for forfeitures due to terminations, related to this grant, with an aggregate estimated grant date fair value of less than $0.1 million.
In July 2012, our board of directors approved a grant of 0.6 million PSUs to certain executive officers, subject to shareholder approval of an amendment to our Plan. Prior to shareholder approval, approximately 0.4 million of the PSUs were forfeited as a result of certain executive officer departures. On January 14, 2014, shareholder approval was obtained at our annual general meeting of stockholders. These PSUs were scheduled to vest upon the achievement of certain adjusted earnings before interest, taxes, depreciation and amortization targets through June 30, 2014. During the three months ended September 27, 2014, it was determined that the performance conditions were not achieved, and the corresponding PSUs were forfeited.
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
In March 2014, our board of directors approved a grant of 0.2 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $0.5 million. These PSUs vest upon the achievement of non-GAAP operating income break-even for calendar year 2015. Vesting is also contingent upon service conditions being met through February 2018. If the performance condition is not achieved, then the corresponding PSUs will be forfeited in the third quarter of fiscal year 2016. As of September 27, 2014, there were 0.1 million PSUs outstanding, after adjustments for forfeitures due to terminations, related to this grant, with an aggregate estimated grant date fair value of $0.4 million.
In August 2014, our board of directors approved a grant of 0.5 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $0.9 million. These PSUs will vest at 100 percent upon the achievement of two consecutive quarters with positive earnings before interest, taxes, depreciation and amortization on or before the end of our fiscal year 2017. If the performance condition is not achieved, then the corresponding PSUs will be forfeited in the first quarter of fiscal year 2018.
In August 2014, our board of directors approved a retention grant of 0.4 million RSUs to certain of our executives, which vest annually over three years. In September 2014, our board of directors also approved a retention grant of 1.4 million RSUs to other employees, which vest over two years.

The following table summarizes the combined activity under all of our equity incentive plans for the three months ended September 27, 2014:

	Shares Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balance at June 28, 2014	5,703	4,156	$8.43	4,273	$2.59
Granted	(3,280)	100	1.69	2,546	1.78
Exercised or released	—	(1)	1.60	(1,009)	2.52
Cancelled or forfeited	289	(181)	12.44	(97)	2.76
Balance at September 27, 2014	2,712	4,074	8.08	5,713	2.31
Supplemental disclosure information about our stock options and SARs outstanding as of September 27, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable	3,469	$9.01	4.6	$21
Options and SARs outstanding	4,074	8.08	5.2	22
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $1.51 on September 26, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. There were less than 0.1 million shares of common stock subject to in-the-money options which were exercisable as of September 27, 2014. We settle employee stock option exercises with newly issued shares of common stock.
NOTE 10. STOCK-BASED COMPENSATION
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

	Three Months Ended
	September 27, 2014	September 28, 2013
Stock options:
Expected life	5.3 years	—
Risk-free interest rate	1.6%	—
Volatility	77.5%	—
Dividend yield	—	—

The amounts included in cost of revenues and operating expenses for stock-based compensation were as follows:

	Three Months Ended
	September 27, 2014	September 28, 2013
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$330	$252
Research and development	332	246
Selling, general and administrative	624	465
	$1,286	$963
Stock-based compensation by type of award:
Stock options	$142	$331
Restricted stock awards	1,185	658
Inventory adjustment to cost of revenues	(41)	(26)
	$1,286	$963

As of September 27, 2014 and June 28, 2014, we had capitalized approximately $0.4 million and $0.4 million, respectively, of stock-based compensation as inventory.

As of September 27, 2014, we had $1.0 million in unrecognized stock-based compensation expense related to unvested stock options and SARs, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.2 years, and $10.2 million in unrecognized stock-based compensation expense related to unvested restricted stock awards, net of estimated forfeitures, that will be recognized over a weighted-average period of 1.9 years.

The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. During the three months ended September 27, 2014 and September 28, 2013, we recorded minimal stock-based compensation expense in connection with the issuance of the PSUs from July 2011, March 2014 and August 2014.

NOTE 11. INCOME TAXES
The income tax provision of $1.0 million and $0.3 million for the three months ended September 27, 2014 and September 28, 2013, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of September 27, 2014 and June 28, 2014 were approximately $4.1 million and $4.2 million, respectively. As of September 27, 2014, we had $3.6 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $0.5 million in the next twelve months.

NOTE 12. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and convertible notes during such period.
For the three months ended September 27, 2014 and September 28, 2013, we excluded 8.4 million and 24.7 million, respectively, of outstanding stock options, stock appreciation rights, warrants, shares issuable in connection with convertible notes and unvested restricted stock awards from the calculation of diluted net income per share because their effect would have been anti-dilutive.

NOTE 13. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION INFORMATION
Geographic Information
The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended
	September 27, 2014	September 28, 2013
	(Thousands)
China	$20,722	$22,817
Malaysia	15,700	9,511
United States	14,537	7,390
Mexico	11,991	12,854
Germany	8,154	14,395
Italy	4,135	6,387
Japan	3,744	12,488
Thailand	1,436	3,307
Rest of world	8,822	7,499
	$89,241	$96,648
Product Groups
The following table sets forth revenues by product group:

	Three Months Ended
	September 27, 2014	September 28, 2013
	(Thousands)
40 Gb/s and 100 Gb/s transmission	$43,496	$38,892
10 Gb/s and lower transmission	38,226	50,540
Industrial and consumer	7,519	7,216
	$89,241	$96,648
Significant Customers and Concentration of Credit Risk
For the three months ended September 27, 2014, Coriant GmbH ("Coriant") accounted for 26 percent, Cisco Systems, Inc. (“Cisco”) accounted for 13 percent and Huawei Technologies Co., Ltd. (“Huawei”) accounted for 11 percent of our revenues. For the three months ended September 28, 2013, Coriant accounted for 17 percent and Cisco accounted for 15 percent of our revenues.
As of September 27, 2014, Coriant accounted for 20 percent and Flextronics International Ltd. accounted for 12 percent of our accounts receivable (including amounts reclassified as assets held for sale). As of June 28, 2014, Coriant accounted for 19 percent and Huawei accounted for 13 percent of our accounts receivable.

NOTE 14. RELATED PARTY TRANSACTIONS

As a result of our acquisition of Opnext on July 23, 2012, Hitachi, Ltd. (Hitachi) holds approximately 11 percent of our outstanding common stock as of September 27, 2014 based on Hitachi’s most recent Schedule 13G filed with the Securities and Exchange Commission on February 12, 2014.
We continue to enter into transactions with Hitachi in the normal course of business. Sales to Hitachi were $1.2 million and $1.3 million for the three months ended September 27, 2014 and September 28, 2013, respectively. Purchases from Hitachi were $3.4 million and $2.7 million for the three months ended September 27, 2014 and September 28, 2013, respectively. At September 27, 2014, we had $1.5 million accounts receivable due from Hitachi and $4.5 million accounts payable due to Hitachi. At June 28, 2014 we had $2.7 million accounts receivable due from Hitachi and $4.5 million accounts payable due to Hitachi. We also have certain capital equipment leases with Hitachi Capital Corporation as described in Note 8, Commitments and Contingencies.

We are party to a research and development agreement and intellectual property license agreements with Hitachi.

NOTE 15. SUBSEQUENT EVENTS

On August 5, 2014, we entered into a separation agreement to sell our industrial and consumer business of Oclaro Japan located at its Komoro, Japan facility to Ushio Opto Semiconductors, Inc. ("Ushio Opto"). On October 27, 2014, the sale was completed. The transaction is more fully discussed in Note 5, Business Combinations and Dispositions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target,” “model,” “may” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) our dependence on a limited number of customers for a significant percentage of our revenues, (ii) our ability to maintain strong relationships with certain customers, (iii) the effects of fluctuating product mix on our results, (iv) our ability to timely develop, commercialize and ramp into volume new products, (vi) competition and pricing pressure, (vii) our ability to meet or exceed our gross margin expectations, (viii) our ability to maintain or increase our cash reserves and obtain debt or equity-based financing on terms acceptable to us or at all, (ix) our future performance and our ability to effectively restructure our operations and business following the sale of our Zurich and Amplifier businesses in accordance with our business plan, (x) our ability to respond to evolving technologies and customer requirements and demands, (xi) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do, (xii) our ability to effectively and efficiently transition to an outsourced back-end assembly and test model, (xiii) our ability to timely capitalize on any increase in market demand, (xiv) the potential inability to realize the expected benefits of asset dispositions, (xv) the sale of businesses which may or may not arise in connection with executing our restructuring plans, including without limitation the pending divestiture of Oclaro’s industrial and consumer business to Ushio Opto, (xvi) our ability to reduce costs and operating expenses, (xvii) increased costs related to downsizing and compliance with regulatory and legal requirements in connection with such downsizing, (xviii) the risks associated with our international operations, (xix) the impact of continued uncertainty in world financial markets and any resulting reduction in demand for our products, (xx) the outcome of tax audits or similar proceedings, (xxi) the outcome of pending litigation against the company, and other factors described in other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors" in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.
As used herein, “Oclaro,” “we,” “our,” and similar terms include Oclaro, Inc. and its subsidiaries, unless the context indicates otherwise.

OVERVIEW
We are one of the leading providers of optical components, modules and subsystems for the core optical transport, service provider, wireless backhaul, enterprise and data center markets. Leveraging over three decades of laser technology innovation, photonic integration, and subsystem design, we provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, voice over IP, Software as a Service ("SaaS") and other bandwidth-intensive and high-speed applications.
We have research and development ("R&D") and chip fabrication facilities in the U.K., Italy and Japan. We have in-house and contract manufacturing sites in the U.S., China, Malaysia and Thailand, with design, sales and service organizations in most of the major regions around the world.
Our customers include ADVA Optical Networking ("ADVA"); Alcatel-Lucent; Ciena Corporation ("Ciena"); Cisco Systems, Inc. ("Cisco"); Coriant GmbH ("Coriant"); Huawei Technologies Co. Ltd ("Huawei"); Juniper Networks, Inc. ("Juniper"); Telefonaktiebolaget LM Ericsson ("Ericsson") and ZTE Corporation ("ZTE").

RECENT DEVELOPMENTS

On August 5, 2014, Oclaro Japan, Inc. our wholly-owned subsidiary (“Oclaro Japan”), entered into a Master Separation Agreement (“MSA”) with Ushio Opto Semiconductors, Inc. (“Ushio Opto”) and Ushio, Inc. (“Ushio”), whereby Ushio Opto agreed to acquire the industrial and consumer business of Oclaro Japan located at its Komoro, Japan facility (the “Komoro Business”), by means of an absorption-type demerger under the Japanese Companies Act (such transaction, the “Transaction”). On October 27, 2014, the sale was completed. Consideration for the Transaction consisted of 1.85 billion Japanese yen (approximately $17.1 million based on the exchange rate on October 27, 2014) in cash, of which 1.6 billion Japanese yen (approximately $14.8 million based on the exchange rate on October 27, 2014) was paid at the closing and 250 million Japanese yen (approximately $2.3 million) was paid into escrow and will be released to Oclaro Japan upon the earlier of six months after the closing or the completion by Oclaro Japan of certain transition services, subject to a net asset valuation adjustment post-closing and after deduction for any indemnification amounts determined to be owed to Ushio Opto prior to release of the funds from escrow.

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

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	September 27, 2014		September 28, 2013		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$89,241	100.0	$96,648	100.0	$(7,407)	(7.7)
Cost of revenues	74,832	83.9	85,430	88.4	(10,598)	(12.4)
Gross profit	14,409	16.1	11,218	11.6	3,191	28.4
Operating expenses:
Research and development	13,913	15.6	18,087	18.7	(4,174)	(23.1)
Selling, general and administrative	15,414	17.3	20,950	21.7	(5,536)	(26.4)
Amortization of other intangible assets	418	0.5	424	0.4	(6)	(1.4)
Restructuring, acquisition and related (income) expense, net	1,730	1.9	2,877	3.0	(1,147)	(39.9)
Loss on sale of property and equipment	397	0.4	452	0.5	(55)	(12.2)
Total operating expenses	31,872	35.7	42,790	44.3	(10,918)	(25.5)
Operating loss	(17,463)	(19.6)	(31,572)	(32.7)	14,109	(44.7)
Other income (expense):
Interest income (expense), net	(104)	(0.1)	(553)	(0.6)	449	(81.2)
Gain (loss) on foreign currency transactions, net	(2,010)	(2.3)	1,777	1.9	(3,787)	n/m	(1)
Other income (expense), net	555	0.6	521	0.5	34	6.5
Total other income (expense)	(1,559)	(1.7)	1,745	1.8	(3,304)	n/m	(1)
Loss from continuing operations before income taxes	(19,022)	(21.3)	(29,827)	(30.9)	10,805	(36.2)
Income tax provision	954	1.1	302	0.3	652	215.9
Loss from continuing operations	(19,976)	(22.4)	(30,129)	(31.2)	10,153	(33.7)
Income (loss) from discontinued operations, net of tax	(378)	(0.4)	63,407	65.6	(63,785)	n/m	(1)
Net income (loss)	$(20,354)	(22.8)	$33,278	34.4	$(53,632)	n/m	(1)

(1)	Not meaningful.

Revenues
Revenues for the three months ended September 27, 2014 decreased by $7.4 million, or 8 percent, compared to the three months ended September 28, 2013. Compared to the three months ended September 28, 2013, revenues from sales of our 40 Gb/s and 100 Gb/s transmission modules increased by $4.6 million, or 12 percent; revenues from sales of our 10 Gb/s transmission modules decreased by $12.3 million, or 24 percent; and revenues from sales of our industrial and consumer products increased by $0.3 million, or 4 percent. This product mix shift reflects the continued growth in the market for higher speed products that are smaller in size and have lower power consumption.
For the three months ended September 27, 2014, Coriant GmbH (“Coriant”) accounted for 26 percent, Cisco Systems, Inc. (“Cisco”) accounted for 13 percent and Huawei Technologies Co., Ltd. (“Huawei”) accounted for 11 percent of our revenues. For the three months ended September 28, 2013, Coriant accounted for 17 percent and Cisco accounted for 15 percent of our revenues.

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
Our gross margin rate increased to approximately 16 percent for the three months ended September 27, 2014, compared to 12 percent for the three months ended September 28, 2013. Our 40G and above product mix of sales contributed the majority of this improvement. Favorable foreign currency exchange movements, lower warranty charges and the completion of our outsource transition costs combined to contribute an additional 2 percentage points of improvement. These improvements were offset by a 2 percentage point decrease resulting from out of period adjustments relating to our inventory valuation and purchase commitment accrual.

Research and Development Expenses
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.
Research and development expenses decreased to $13.9 million for the three months ended September 27, 2014 from $18.1 million for the three months ended September 28, 2013. The decline was primarily related to a decrease of $2.6 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014, a decrease of $1.1 million related to our decision to no longer develop the WSS product line, and a decrease of $0.4 million related to the impact of the depreciation of the Japanese yen.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.
Selling, general and administrative expenses decreased to $15.4 million for the three months ended September 27, 2014, from $21.0 million for the three months ended September 28, 2013. The decline was primarily related to a decrease of $3.8 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014, a decrease of $1.5 million in audit and legal costs, and a decrease of $0.2 million related to the impact of the depreciation of the Japanese yen.

Amortization of Other Intangible Assets
Amortization of other intangible assets remained relatively flat during the three months ended September 27, 2014 as compared to the three months ended September 28, 2013. With the sale of our Komoro Business, we expect the amortization of intangible assets to be $0.9 million for fiscal year 2015, $0.8 million for each fiscal year 2016 through 2017, $0.7 million for fiscal year 2018, $0.1 million for fiscal year 2019 and $0.1 million thereafter, based on the current level of our other intangible assets as of September 27, 2014.

Restructuring, Acquisition and Related Costs

During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the three months ended September 27, 2014 and September 28, 2013, we recorded restructuring charges of $0.8 million and $0.2 million, respectively, in connection with this restructuring plan. The restructuring charges for the three months ended September 27, 2014 included $0.2 million related to workforce reductions and $0.6 million related to revised estimates related to lease cancellations and commitments. The restructuring charges for the three months ended September 28, 2013 related to workforce reductions in our research and development facility in Israel. During the three months ended September 27, 2014 and September 28, 2013, we made scheduled payments of $1.4 million and $2.0 million, respectively, to settle a portion of these restructuring liabilities. As of September 27, 2014, we had $1.4 million in accrued restructuring liabilities related to this restructuring plan.
In connection with the acquisition of Opnext, we initiated a restructuring plan to integrate our acquisition of Opnext. During the three months ended September 27, 2014 and September 28, 2013, we recorded restructuring charges of zero and $0.9 million, respectively, in connection with this restructuring plan. The restructuring charges recorded in fiscal year 2014 included $0.9 million in external consulting charges and professional fees associated with reorganizing the infrastructure. During the three months ended September 28, 2013, we made scheduled payments of $2.0 million to settle these restructuring liabilities. As of September 27, 2014, we had no further accrued restructuring liabilities related to this restructuring plan.
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of a portion of our Shenzhen, China manufacturing operations to Venture Corporation Limited ("Venture"). This transition is scheduled to occur in a phased and gradual transfer of certain products, which is scheduled to be completed in fiscal year 2015. In connection with this transition, during the three months ended September 27, 2014 and September 28, 2013, we recorded restructuring charges related to employee separation charges of $0.9 million and $1.0 million, respectively. During the three months ended September 27, 2014 and September 28, 2013, we made scheduled payments of $1.3 million and $0.5 million,, respectively, to settle a portion of these restructuring liabilities. As of September 27, 2014, we had $0.2 million in accrued restructuring liabilities related to this restructuring plan.
We expect to incur an additional $3.0 million to $9.0 million, in aggregate, in restructuring charges over the course of fiscal year 2015 in connection with these restructuring plans.

Other Income (Expense)
Other income (expense) was $1.6 million in expense for the three months ended September 27, 2014 as compared to $1.7 million in income for the three months ended September 28, 2013. This decrease in other income (expense) was primarily related to recording a $2.0 million foreign currency transaction loss during the three months ended September 27, 2014, as compared to recording a $1.8 million foreign currency transaction gain during the three months ended September 28, 2013. The $2.0 million foreign currency transaction loss during the three months ended September 27, 2014 was predominantly a result of revaluing intercompany receivables denominated in Japanese yen. The decrease in other income (expense) was partially offset as a result of recording $0.4 million in lower interest expense during the current quarter as compared to the three months ended September 28, 2013 as a result of the conversion of the 7.50% Exchangeable Senior Secured Second Lien Notes due 2018 ("Convertible Notes") into common stock in the second quarter of fiscal year 2014 and the repayment of the credit facility and Term Loan in the first quarter of fiscal year 2014.

Income Tax Provision
For the three months ended September 27, 2014 and September 28, 2013, our income tax provision of $1.0 million and $0.3 million, respectively, related primarily to our foreign operations.

Income from Discontinued Operations, Net of Tax
During the three months ended September 27, 2014 we recorded a loss from discontinued operations from the Zurich and Amplifier Businesses of $0.4 million, During the three months ended September 28, 2013, we recorded a gain on the sale of the

Zurich Business of $62.8 million and income from discontinued operations from the Zurich and Amplifier Businesses of $63.4 million, including the gain on sale of the Zurich Business.
The following table sets forth the results of the discontinued operations of our Zurich and Amplifier Businesses and the year-over-year increases (decreases) in our results:

	Three Months Ended
	September 27, 2014	September 28, 2013	Change
	(Thousands)
Revenues	$—	$42,212	$(42,212)
Cost of revenues	163	32,308	(32,145)
Gross profit	(163)	9,904	(10,067)
Operating expenses	215	7,484	(7,269)
Other income (expense), net	—	61,150	(61,150)
Income (loss) from discontinued operations before income taxes	(378)	63,570	(63,948)
Income tax provision	—	163	(163)
Income (loss) from discontinued operations	$(378)	$63,407	$(63,785)

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
We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended June 28, 2014 (2014 Form 10-K) related to revenue recognition and sales returns, inventory valuation, business combinations, impairment of goodwill and other intangible assets, accounting for stock-based compensation and income taxes. It is important that the discussion of our operating results be read in conjunction with the critical accounting policies discussed in our 2014 Form 10-K.
LIQUIDITY AND CAPITAL RESOURCES
The condensed consolidated statement of cash flows and the discussion below on cash flows from operating, investing and financing activities have not been adjusted for the effects of the discontinued operations.
Cash Flows from Operating Activities
Net cash used in operating activities for the three months ended September 27, 2014 was $5.7 million, primarily resulting from a net loss of $20.4 million, partially offset by non-cash adjustments of $6.6 million and a $8.1 million increase in cash due to changes in operating assets and liabilities. The $6.6 million increase in cash resulting from non-cash adjustments primarily consisted of $5.1 million in depreciation and amortization, $1.3 million of expense related to stock-based compensation, a loss of $0.4 million on the disposal of property and equipment, partially offset by $0.2 million from the amortization of a deferred gain from sales-leaseback transaction. The $8.1 million increase in cash due to changes in operating assets and liabilities was comprised of a $13.9 million increase in accrued expenses and other liabilities and a $2.5 million decrease in accounts receivable, partially offset by a $6.6 million increase in inventories, a $1.6 million decrease in accounts payable and a $0.1 million increase in prepaid expenses and other current assets.

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
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended September 27, 2014 was $4.3 million, primarily consisting of $4.7 million used in capital expenditures, partially offset by $0.4 million reduction in restricted cash.
Net cash provided by investing activities for the three months ended September 28, 2013 was $94.4 million, primarily consisting of $90.6 million proceeds from the sale of Zurich Business, $5.0 million from the sale of an exclusive option to purchase the Amplifier Business and a $0.2 million reduction in restricted cash, which were partially offset by $1.4 million used in capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended September 27, 2014 was $1.1 million, primarily consisting of $1.1 million in payments on capital lease obligations.
Net cash used in financing activities for the three months ended September 28, 2013 was $66.3 million, primarily consisting of $65.0 million in repayments on a term loan and our revolving credit facility and $1.3 million in payments on capital lease obligations.
Credit Line and Notes

As of September 27, 2014, we had a $40.0 million revolving credit facility with Silicon Valley Bank. As of September 27, 2014, there were no amounts outstanding under this credit facility. See Note 6, Credit Line and Notes, for additional information regarding this credit facility.
Prior to establishing our credit facility with Silicon Valley Bank, we maintained a credit facility with Wells Fargo Capital Finance, Inc. ("Wells Fargo") and certain other lenders, which was terminated on March 14, 2014. All amounts outstanding under this credit facility were repaid during fiscal year 2014. See Note 6, Credit Line and Notes, for additional information regarding this credit facility.
Future Cash Requirements

As of September 27, 2014, we held $94.0 million in cash and short-term investments, comprised of $89.3 million in cash and cash equivalents, $4.7 million in restricted cash and $0.1 million of short-term investments; and we had working capital of $162.1 million.

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

We have incurred significant operating losses from continuing operations and generated negative cash flows from operations for fiscal year 2014. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon us having sufficient resources to operate our business. In addition to the availability of our cash resources as of September 27, 2014, the continued operation of our business is dependent upon our achieving cash flows expected to be generated from the execution of our current operating plan, including anticipated restructuring plans, together with amounts expected to be available under our Credit Agreement and from the sale of our Komoro, Japan industrial and consumer business. The transaction is more fully discussed in Note 5, Business Combinations and Dispositions. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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
For additional information on the risks we face related to future cash requirements, see Item 1A. Risk Factors under “— Risks Related to Our Business — We have a history of large operating losses and we may not be able to achieve profitability in the future and maintain sufficient levels of liquidity,” and Note 1, Basis of Preparation, included elsewhere in this Quarterly Report on Form 10-Q.
As of September 27, 2014, $66.1 million of the $89.3 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for our Shanghai, China; Korean; and Japanese entities where closure will eventually follow our decision to exit certain businesses in fiscal year 2015.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014, which is incorporated herein by reference. Our exposure to market risk has not changed materially since June 28, 2014.
INTEREST RATES
We finance our operations through a mixture of issuances of equity securities, finance leases, working capital and by drawing on our Credit Agreement. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed under our Credit Agreement and through our capital leases. At September 27, 2014, there were no amounts outstanding under our credit facility and $7.8 million outstanding under capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense by $0.1 million.
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
As of September 27, 2014, our U.K. subsidiary had $4.5 million, net, in U.S. dollar denominated operating intercompany payables, $31.5 million in U.S. dollar denominated accounts receivable, net of accounts payable, related to sales to external customers and purchases from suppliers, and $37.8 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $6.5 million (U.S. dollar strengthening), or loss of $6.5 million (U.S. dollar weakening) on the translation of these receivables and other cash balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
As of September 27, 2014, our Japan subsidiary had $47.1 million, net, in U.S. dollar denominated operating intercompany payables, $12.3 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $6.2 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $5.3 million (U.S. dollar weakening), or loss of $5.3 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
BANK LIQUIDITY RISK
As of September 27, 2014, we have approximately $89.3 million in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date. See also Note 3, Balance Sheet Details. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.
HEDGING PROGRAM
We are currently party to foreign currency forward contracts in an effort to mitigate a portion of our exposure to fluctuations between the U.S. dollar and the Japanese yen and between the U.S. dollar and the U.K. pound sterling. We do not currently hedge our exposure to the Chinese yuan or the Euro, but we may in the future if conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward contracts can have an adverse effect on our financial condition. During the three months ended September 27, 2014, we entered into two foreign currency forward exchange contracts which expired during the quarter. In connection with these hedges, during the three months ended September 27, 2014, we recorded a $0.3 million loss in gain (loss) in foreign currency transactions, net within our condensed consolidated statement of operations. As of September 27, 2014, we did not have any outstanding foreign currency forward contracts.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2014. The term “disclosure controls and procedures,” as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 27, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.
As disclosed in our Annual Report on Form 10-K for the year ended June 28, 2014, we identified a material weakness in our internal control over financial reporting such that the our processes, procedures, and controls related to the review and analysis of inventory and property and equipment were not effective to ensure that certain amounts related to these financial statement accounts were accurately reported in a timely manner. Over the past quarter, we have started to implement several measures, including developing new comprehensive global inventory policies and procedures to ensure inventory is valued timely and accurately and assigning new personnel to inventory accounting roles that have the experience and expertise to ensure control deficiencies do not reoccur. In addition, we plan on developing a global fixed asset policy which will establish requirements and guidelines for the performance of physical counts and valuation of fixed assets. Pursuant to this new policy, we will perform a full fixed asset count in fiscal year 2015. We will also take steps to ensure that personnel assigned to fixed asset accounting roles have the experience and expertise to ensure control deficiencies do not reoccur. Our remediation efforts, including the testing of these controls, will continue throughout our fiscal year 2015. We expect that the material weakness will be remediated during fiscal year 2015 once these controls have been operational for a sufficient period of time to allow management to conclude that these controls are operating effectively.
Notwithstanding the ineffectiveness of our disclosure controls and procedures as of September 27, 2014 and the material weakness in our internal control over financial reporting that existed as of that date as described above, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the condensed consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with U.S. GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.
Except as noted in the preceding paragraphs of this Item 4, there was no change in our internal control over financial reporting during the three months ended September 27, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Overview
In the ordinary course of business, we are involved in various legal proceedings, and we anticipate that additional actions will be brought against us in the future. The most significant of these proceedings are described below. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims in various jurisdictions. Complex legal proceedings frequently extend for several years, and a number of the matters pending against us are at very early stages of the legal process. As a result, some pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to determine whether the proceeding is material to us or to estimate a range of possible loss, if any. Unless otherwise disclosed, we are unable to estimate the possible loss or range of loss for the legal proceedings described below. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material effect on our results of operations, financial position or cash flows.
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
Raysung initially requested that the court award damages of RMB 4,796,531 (equivalent to approximately $0.8 million at the exchange rate in effect September 27, 2014), and requested that Oclaro Shenzhen take the finished products that are now stored in Raysung’s warehouse (the value of the finished product is RMB 13,505,162 (equivalent to approximately $2.2 million at the exchange rate in effect September 27, 2014) and requested that Oclaro Shenzhen pay its court fees in connection with this suit.
The Xi’an Court delivered an Asset Preservation Order which was served on Oclaro Shenzhen and the local Customs office. According to the Asset Preservation Order, Oclaro Shenzhen was ordered to maintain RMB 15,000,000 (equivalent to approximately $2.4 million at the exchange rate in effect September 27, 2014) or assets equivalent to the said amount during the litigation process, and the Customs office was ordered to restrict Oclaro Shenzhen's equipment from being exported before the Asset Preservation Order is lifted. On November 11, 2013, Oclaro Shenzhen entered into a settlement agreement. Under the terms of this settlement agreement, Oclaro Shenzhen agreed to pay $500,000 in payment of invoices for certain materials to Raysung and to work with Raysung to requalify it as a vendor for certain Oclaro Shenzhen manufacturing requirements, in consideration of which Raysung agreed to submit the settlement agreement to the Xi’an Court so it could issue a civil mediation agreement, apply for a discharge of the Asset Preservation Order and waive the right to bring any legal actions against Oclaro Shenzhen relating to these matters. Oclaro Shenzhen performed its obligations under the settlement agreement, however, on January 15, 2014, Raysung applied to the Xi’an Court to terminate the settlement agreement and add Oclaro, Inc. as a co-defendant in the original civil suit.

On March 26, 2014, the Xi’an Court froze RMB 15,000,000 (equivalent to approximately $2.4 million at the exchange rate in effect September 27, 2014) of cash held in Oclaro Shenzhen’s bank account in China. On April 30, 2014, Oclaro Shenzhen submitted a challenge to the jurisdiction of the Xi'an Court. On May 26, 2014, the Xi'an Court overruled the jurisdictional challenge. On June 4, 2014, Oclaro Shenzhen filed an appeal with the Shaanxi High Court to revoke the civil order of the Xi'an Court overruling Oclaro Shenzhen's jurisdictional challenge. The Shaanxi High Court held hearings on July 15, 2014 and July 30, 2014, and on August 20, 2014 sustained the Xi'an Court's civil order on jurisdiction and transferred the case back to the Xi'an Court for substantive proceedings. On September 22, 2014, Raysung amended its complaint in the Xi'an Court proceeding by increasing its claims to RMB 36.2 million (equivalent to approximately $5.9 million at the exchange rate in effect on September 27, 2014). On October 22, 2014, the Xi'an Court conducted a hearing on the substantive elements of Raysung's claims. At the same hearing, Oclaro Shenzhen filed counterclaims against Raysung for RMB 7.4 million (equivalent to approximately $1.2 million at the exchange rate in effect on September 27, 2014) of losses resulting from supply of products with unqualified materials. The Xi'an Court has not yet established the next hearing date. Oclaro, Inc. and Oclaro Shenzhen believe that they have meritorious defenses to the claims made by Raysung and intend to defend this litigation vigorously.

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
On September 3, 2013, the parties agreed to settle the Westley, Moskal, and In re Oclaro Derivative matters for a total of $3.95 million, plus certain corporate governance changes. The money will be paid entirely by our directors and officers liability insurance carriers. Any fees awarded to the plaintiffs in these actions, or their respective counsel, are included in this amount. By Order dated August 13, 2014, the Court in the Westley matter gave its final approval to the settlement. By Order dated September 19, 2014, the Court in the In re Oclaro, Inc. Derivative Litigation gave its final approval to the settlement. By Order dated October 1, 2014, the Court approved the voluntary dismissal of the Moskal matter, terminating the state court derivative matters.

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
Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, during the three months ended September 27, 2014 and during the fiscal years ended June 28, 2014 and June 29, 2013, our three largest customers accounted for 50 percent, 43 percent and 38 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, during the second half of fiscal 2012, our revenues were adversely impacted by a significant change in demand expectations from a particular major customer. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.
Sales of older legacy products continue to represent a significant percentage of our total revenues and, if we do not increase the percentage of sales associated with new products, our revenues may not grow in the future.
The markets for our products are characterized by changing technology and continuing process development. The future of our business will depend in large part upon the continuing relevance of our technological capabilities, and our ability to introduce new products that address our customers’ requirements for more cost-effective and higher bandwidth solutions. Our inability to successfully launch or sustain new or next generation programs or product features that anticipate or adequately address future market trends and market transitions in a timely manner could materially adversely affect our financial results. We may also encounter competition from new or revised technologies that render our products less profitable or obsolete in our chosen markets, and our operating results may suffer. Furthermore, we cannot assure you that we will introduce new or next generation products in a timely manner, that these products will gain market acceptance, or that new product revenues will increase at a rate sufficient to replace declining legacy product revenues, and failure to do so could materially affect our operating results.
We have a history of large operating losses. We may not be able to achieve profitability in the future and as a result we may not be able to maintain sufficient levels of liquidity.
We have historically incurred losses and negative cash flows from operations since our inception. As of September 27, 2014, we had an accumulated deficit of $1,317.9 million. We incurred a loss from continuing operations of $20.0 million and negative cash flows from operations of $5.7 million during the three months ended September 27, 2014, and we incurred losses from continuing operations for the years ended June 28, 2014 and June 29, 2013 of $102.1 million and $120.3 million, respectively.
As of September 27, 2014, we held $94.0 million in cash and short-term investments, comprised of $89.3 million in cash and cash equivalents, $4.7 million in restricted cash and $0.1 million of short-term investments; and we had working capital, including cash, of $162.1 million. At September 27, 2014, we had debt of $7.8 million, consisting of capital leases.
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
The optical communications industry is subject to significant operational fluctuations. In order to remain competitive we incur substantial costs associated with research and development, qualification, production capacity and sales and marketing activities in connection with products that may be purchased, if at all, long after we have incurred such costs. In addition, the rapidly changing industry in which we operate, the length of time between developing and introducing a product to market, frequent changing customer specifications for products, customer cancellations of products and general down cycles in the industry, among other things, make our prospects difficult to evaluate. We are not generating positive cash flow from operations, and it is possible that we may not (i) generate sufficient positive cash flow from operations; (ii) raise funds through the issuance of equity, equity-linked or convertible debt securities; (iii) be able to draw advances under our Loan Agreement in the future or repay any such amounts; (iv) conclude additional strategic dispositions or similar transactions; or (v) otherwise have sufficient capital resources to meet our future capital or liquidity needs. We believe it is prudent to undertake additional restructuring activities to reduce our cost base and lower our operating income break-even level, and these activities will also be financed from our existing financial resources. There are no guarantees we will be able to generate additional financial resources beyond our existing balances.

We may not be able to ramp the production of our new products to customer required volumes, which could result in delayed or lost revenue.
Many of our new product samples for metro and long haul 100GHz communication applications have been well received by potential customers of these products. As a result, we anticipate significant backlog for these new generation products. These newer generation products typically will have greater functionality and a smaller footprint, resulting in more complexity in the manufacturing process. This increased complexity will result in lower manufacturing yields or more difficult production to manufacture in volume. If we experience large demand for these products and are unable to manufacture them in sufficient volume, we would fall short of the planned output and revenue targets as we move from low volume sampling to manufacturing for commercial production. Our failure to meet our customer's requirements for these products could result in our customers postponing or canceling orders or seeking alternative suppliers for these products, which would adversely affect our results of operations.
Customer requirements for new products are increasingly challenging, which could lead to significant executional risk in designing such products.
Across the entire network, our customers are demanding increased performance from our products, at lower prices and in smaller and lower power designs. These requirements push the envelope of what is possible from our optical chips, packages and electronics. In addition these demands are often customer specific leading to numerous product variations. We enter our new product introduction (NPI) process with clear performance and cost goals. Because of the complexity of design requirements, executing on these goals is becoming increasingly difficult and less predictable. These difficulties could result in product sampling delays and/or missing targets on key specifications and customer requirements, leading to design losses. Our failure to meet our customer's requirements for these products could result in our customers seeking alternative suppliers for these products, which would adversely affect our results of operations.

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
We may not be able to maintain or improve our gross margins, due to slow introductions of new products, the failure to effectively reduce the cost of existing products, the failure to improve our product mix, the potential for future macroeconomic or market volatility reducing sales volumes, changes in customer demand (including a change in product mix between different areas of our business) and pricing pressure from increased competition or other factors. Our gross margins can also be adversely impacted for reasons including, but not limited to, fixed manufacturing costs that would not be expected to decrease in proportion to any decrease in revenues; unfavorable production yields or variances; increases in costs of input parts and materials; the timing of movements in our inventory balances; warranty costs and related returns; changes in foreign currency exchange rates; possible exposure to inventory valuation reserves; the sale of our Komoro, Zurich and Amplifier Businesses, including procuring certain parts that were previously internally sourced; and failure to realize benefits of the transfer of certain manufacturing functions to Venture Corporation Limited ("Venture"). Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve sustainable cash flow positive operations.
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
In fiscal year 2014, we also identified control deficiencies relating to inventory and property and equipment, which in the aggregate constituted a material weakness. We determined that our processes, procedures and controls related to the review and analysis of inventory and property and equipment were not effective to ensure that certain amounts related to these financial statement accounts were accurately reported in a timely manner. As a result of these adjustments, management concluded that we did not maintain effective internal controls over financial reporting as of June 28, 2014. Our remediation efforts, including the testing of these controls, are expected to continue throughout our fiscal year 2015.
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
For instance, during fiscal year 2014 and 2013, we incurred $3.5 million and $5.1 million in restructuring charges, respectively, in connection with the transition of certain portions of our Shenzhen, China assembly and test operations to Venture. During the year ended June 28, 2014, we also incurred $13.2 million in restructuring charges in connection with the restructuring plan we initiated in the first quarter of fiscal year 2014 to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. We expect to incur an additional $3.0 million to $9.0 million, in aggregate, in restructuring charges over the remainder of fiscal year 2015 in connection with these restructuring plans.

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
Beginning in June 2013, we have announced a series of events, transactions and restructuring plans, which have had a significant impact on our business. Among other things, we sold our Komoro, Zurich and Amplifier Businesses and announced a restructuring plan to focus our business on our core competencies. While we believe these events, transactions and plans will have a positive impact on our financial condition and results of operations, these changes will result in at least a significant near-term reduction in our revenues, could lead to a disruption in our operations and employee morale, could lead to unplanned attrition of employees, and adversely affect our ability to attract highly skilled employees. In addition, many of our senior management are relatively new. Since June 2013, we have appointed a new Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, and have hired a new Chief Commercial Officer, a new General Counsel, a new Principal Accounting Officer, and a new President of our Integrated Photonics Division. We have also decreased the size of our Board of Directors from nine to seven. It is important to our success that our Chief Executive Officer continues building an effective management team and global organization. It may take some time for each of the new members of our management team to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results. If we experience these or other adverse consequences, fail to manage these transitions, do not find and retain experienced management personnel, or are otherwise unable to realize the expected benefits of our restructuring plan, our business, results of operations and financial condition would be materially and adversely affected and we may not be able to continue as a going concern over the long term.
In the future we may need to access the capital markets to raise additional equity, which could dilute our shareholder base.
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
If we raise funds through the issuance of equity, equity-linked or convertible debt securities, our stockholders may be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of securities held by existing stockholders. If we raise funds through the issuance of debt instruments, such as we did in 2013 when we issued convertible debt, the agreements governing such debt instruments may contain covenant restrictions that limit our ability to, among other things: (i) incur additional debt, assume obligations in connection with letters of credit, or issue guarantees; (ii) create liens; (iii) make certain investments or acquisitions; (iv) enter into transactions with our affiliates; (v) sell certain assets; (vi) redeem capital stock or make other restricted payments; (vii) declare or pay dividends or make other distributions to stockholders; and (viii) merge or consolidate with any entity. The convertible debt we issued in 2013 was subsequently exchanged for common stock. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, develop or enhance our products, or otherwise respond to competitive pressures and operate effectively could be significantly limited.

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
We may undertake divestitures of portions of our business, such as the divestiture of our Komoro Business, Zurich Business and our Amplifier Business, that require us to continue providing substantial post-divestiture transition services and support, which may cause us to incur unanticipated costs and liabilities and adversely affect our financial condition and results of operations.
From time to time, we consider divestitures of product lines or portions of our assets in order to streamline our business, focus on our core operations and raise cash. For example, on October 27, 2014, we sold our Komoro Business to Ushio. In addition, on September 12, 2013, we sold our Zurich Business to II-VI and on November 1, 2013, we sold our Amplifier Business to II-VI (See Note 5, Business Combinations and Dispositions, elsewhere in this Quarterly Report on Form 10-Q for further details). In connection with these divestitures, we entered into transition service, manufacturing service and supply agreements with both Ushio and II-VI to facilitate the ownership transition, collectively referred to as “transition agreements.” Pursuant to these transition agreements, we continue to manufacture certain products for II-VI and perform certain administrative functions for

Ushio and II-VI. From time to time, substantial amounts of executive resources have been diverted from our core ongoing business to manage these transitions. For each of these divestitures, a material portion of the purchase price was held back to address post-closing claims, including claims related to our performance of the transition agreements. Although we received a portion of the holdback from the sale of the Zurich Business during the third quarter of fiscal year 2014, significant amounts of the Komoro Business holdback, Zurich Business holdback and the Amplifier Business holdback could be affected by our ability to properly discharge our transition agreement obligations. In order to perform under these transition agreements, on an interim basis, we have been required to retain certain employees and contractors, continue operating certain facilities, dedicate certain manufacturing capacity and maintain certain supplier agreements that have added additional costs and delayed our ability to fully restructure our operations to efficiently focus on our core ongoing business. If we fail to perform under any of these transition agreements, or if we do not successfully execute the restructuring of our operations after our transition agreement obligations have been fulfilled, our financial condition and results of operations could be harmed.
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
We cannot assure you that we will be able to achieve these objectives.
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
Operations in China are subject to greater political, legal and economic risks than our operations in other countries. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. For example, we have been subject to commercial litigation in China initiated by a former supplier. For a description of this lawsuit, see Part II, Item 1, Legal Proceedings, "Raysung Commercial Litigation," in this Quarterly Report on Form 10-Q. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, employee benefits and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits.
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
Companies in the industry in which we operate frequently are sued or receive informal claims of patent infringement or infringement of other intellectual property rights. We have, from time to time, received such claims, including from competitors and from companies that have substantially more resources than us. For example, see Part I, Item 3, Legal Proceedings, "Furukawa Patent Litigation," in our 2014 Annual Report on Form 10-K.
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
We sold our Komoro, Zurich and Amplifier Businesses and may pursue other strategic dispositions or a further reduction in the number of our locations which could be difficult to implement, disrupt our business or further change our business profile significantly.
The sale of our Komoro Business in 2014, the sale of our Zurich and Amplifier Businesses in 2013, and any future strategic disposition of assets or businesses or reduction in the number of our locations, each involve numerous risks. These risks include: (i) potential disruption of our ongoing business and distraction of management; (ii) difficulty segregating assets or businesses to be disposed of or consolidated; (iii) exposure to unknown, contingent or other liabilities, including litigation arising in connection with the disposition; (iv) changing our business profile in ways that could have unintended negative consequences; (v) the failure to achieve anticipated benefits; (vi) accounting charges that may affect our financial condition and results of operations; (vii) significant fluctuations in our revenues and operating results; (viii) our ability to support manufacturing services and transition services and the risk to the rest of our business resulting from resources focusing on those services. These asset sales contributed to a decrease in our total revenues during 2014 compared to 2013, and may contribute to a further decrease of revenues during 2015 compared to 2014. These decreases have and may continue to adversely impact our operating results. Additional asset sales that we may consider in the future could cause us to face similar risks, which could weaken our financial condition and adversely impact our operating results.
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
In connection with our acquisition of Xtellus, during the first quarter of fiscal year 2012 we issued 0.9 million shares of our common stock to settle our escrow liability. In connection with our acquisition of Mintera, during the second quarter of fiscal year 2012, we issued 0.8 million shares of our common stock to pay portions of the 12 month earnout obligations. In connection with our acquisition of Opnext, during the first quarter of fiscal year 2013, we issued 38.4 million shares of our common stock. In addition, during the second quarter of fiscal year 2014, we issued 13.5 million shares of our common stock in connection with the exercise of the Convertible Notes. In May 2013, we also issued 1.8 million warrants to purchase our common stock at an exercise price of $1.50 per share in connection with the Term Loan we received in May 2013 (See Note 6, Credit Line and Notes in this Quarterly Report on Form 10-Q for further details). On May 2, 2014, these warrants were exercised, resulting in the issuance of 978,457 shares of our common stock. The issuance of these shares and their subsequent sale will dilute our existing stockholders and could potentially have a negative impact on our stock price.
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
We have been named as a party to derivative action lawsuits, and we may be named in additional litigation in the future, all of which would require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
When the market price of a stock experiences a sharp decline, as happened recently to us, holders of that stock have often brought securities class action litigation against the company that issued the stock. Several securities class action lawsuits have been filed against us and certain of our current and former officers and directors. Other class action lawsuits have been initiated in the past against Opnext, us and certain of our respective current and former officers and directors as purported derivative actions. The securities class action complaints alleged violations of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the Securities and Exchange Commission. Each purported derivative complaint alleged, among other things, counts for breaches of fiduciary duty, waste, and unjust enrichment. The courts recently approved the settlement of these lawsuits. For a description of these lawsuits, see Part II, Item 1, Legal Proceedings, "Class Action" in this Quarterly Report on Form 10-Q. If new litigation of this type were to be initiated in the future, such litigation would likely divert the time and attention of our management and could cause us to incur significant expense in defending against the litigation. In addition, if any such suits were resolved in a manner adverse to us, the damages we could be required to pay may be substantial and could have an adverse impact on our results of operations and our ability to operate our business.
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
As of September 27, 2014, we had $3.3 million in other intangible assets and $44.3 million of property and equipment, net on our condensed consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the other intangible assets and the implied fair value of the other intangible assets in the period in which such determination is made. The testing of other intangible assets for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.
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
Our business and operating results are vulnerable to natural disasters, such as earthquakes, fires, tsunami, volcanic activity and floods, as well as other events beyond our control such as power loss, telecommunications failures and uncertainties arising out of terrorist attacks in the United States and armed conflicts overseas. For example, in the latter three quarters of fiscal year 2012, our results of operations were materially and adversely impacted by the flooding in Thailand. Additionally, our corporate headquarters and a portion of our research and development and manufacturing operations are located in Silicon Valley, California, and select manufacturing facilities are located in Japan. These regions in particular have been vulnerable to natural disasters, such as the 2011 earthquake and subsequent tsunami that occurred in Japan. The occurrence of any of these events could pose physical risks to our property and personnel, which may adversely affect our ability to produce and deliver products to our customers. Although we presently maintain insurance against certain of these events, we cannot be certain that our insurance will be adequate to cover any damage sustained by us or by our customers.
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

OCLARO, INC. (Registrant)

November 6, 2014	By:	/s/ GREG DOUGHERTY
Greg Dougherty Chief Executive Officer (Principal Executive Officer)

November 6, 2014	By:	/s/ PETE MANGAN
Pete Mangan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

2.4 (3)
Master Separation Agreement, dated August 5, 2014, entered into by Oclaro Japan, Inc., Ushio Opto Semiconductors, Inc., and Ushio, Inc. (previously filed as Exhibit 2.4 to Registrant's Annual Report on Form 10-K on September 10, 2013 and incorporated herein by reference.)

3.1	Amended and Restated By-Laws of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference.)
3.2	Oclaro, Inc. Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on August 1, 2014 and incorporated herein by reference.)
10.58(1)(2)	Form of Amended and Restated Indemnification Agreement between Oclaro, Inc. and its directors and executive officers
10.59(1)(2)	Oclaro, Inc. Fourth Amended and Restated Long-Term Stock Incentive Plan, Form of Restricted Stock Agreement for Directors
10.60(1)(2)	Oclaro, Inc. Fourth Amended and Restated Long-Term Stock Incentive Plan, Form of Restricted Stock Agreement
10.61(1)(2)	Oclaro, Inc. Fourth Amended and Restated Long-Term Stock Incentive Plan, Form of Restricted Stock Unit Agreement
10.62(1)(2)	Oclaro, Inc. Fourth Amended and Restated Long-Term Stock Incentive Plan, Form of Stock Option Agreement
10.63(1)(2)	Oclaro, Inc. Fourth Amended and Restated Long-Term Stock Incentive Plan, Form of Performance Stock Unit Agreement
31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.

(3)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.