Form 10-Q
period 2014-12-27
OCLARO, INC.
filed 2015-02-05
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒
109,017,408 shares of common stock outstanding as of January 30, 2015

OCLARO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 27, 2014	June 28, 2014
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$74,537	$98,973
Restricted cash	4,362	5,055
Short-term investments	81	95
Accounts receivable, net of allowances for doubtful accounts and sales returns of $2,482 and $256, respectively as of December 27, 2014, and $2,750 and $579, respectively as of June 28, 2014, and including $770 and $2,706 due from related parties as of December 27, 2014 and June 28, 2014, respectively	82,649	82,872
Inventories	65,798	71,099
Prepaid expenses and other current assets	22,290	45,275
Total current assets	249,717	303,369
Property and equipment, net	41,746	50,768
Other intangible assets, net	3,020	8,536
Other non-current assets	2,929	3,012
Total assets	$297,412	$365,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $3,747 and $4,483 due to related parties at December 27, 2014 and June 28, 2014, respectively	$57,517	$71,283
Accrued expenses and other liabilities	38,185	51,492
Capital lease obligations, current	4,075	5,387
Total current liabilities	99,777	128,162
Deferred gain on sale-leaseback	9,330	10,711
Capital lease obligations, non-current	2,235	4,539
Other non-current liabilities	10,834	14,345
Total liabilities	122,176	157,757
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 175,000 shares authorized; 109,001 shares issued and outstanding at December 27, 2014 and 107,779 shares issued and outstanding at June 28, 2014	1,090	1,077
Additional paid-in capital	1,461,438	1,458,487
Accumulated other comprehensive income	42,845	45,864
Accumulated deficit	(1,330,137)	(1,297,500)
Total stockholders’ equity	175,236	207,928
Total liabilities and stockholders’ equity	$297,412	$365,685

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(Thousands, except per share amounts)
Revenues, including $794 and $1,971 from related parties for the three and six months ended December 27, 2014, respectively and $3,390 and $4,701 from related parties for the three and six months ended December 28, 2013, respectively	$86,820	$102,914	$176,061	$199,562
Cost of revenues	73,054	86,001	147,886	171,431
Gross profit	13,766	16,913	28,175	28,131
Operating expenses:
Research and development	11,721	16,424	25,634	34,511
Selling, general and administrative	13,646	18,557	29,060	39,507
Amortization of other intangible assets	269	417	687	841
Restructuring, acquisition and related (income) expense, net	(8,038)	6,721	(6,308)	9,598
Flood-related (income) expense, net	—	(140)	—	(140)
(Gain) loss on sale of property and equipment	(26)	205	371	657
Total operating expenses	17,572	42,184	49,444	84,974
Operating loss	(3,806)	(25,271)	(21,269)	(56,843)
Other income (expense):
Interest income (expense), net	(89)	(8,532)	(193)	(9,085)
Loss on foreign currency transactions, net	(675)	(2,848)	(2,685)	(1,071)
Other income (expense), net	329	28	884	549
Total other income (expense)	(435)	(11,352)	(1,994)	(9,607)
Loss from continuing operations before income taxes	(4,241)	(36,623)	(23,263)	(66,450)
Income tax (benefit) provision	(38)	1,424	916	1,726
Loss from continuing operations	(4,203)	(38,047)	(24,179)	(68,176)
Income (loss) from discontinued operations, net of tax	(8,080)	69,538	(8,458)	132,945
Net income (loss)	$(12,283)	$31,491	$(32,637)	$64,769
Basic and diluted net income (loss) per share:
Loss per share from continuing operations	$(0.04)	$(0.41)	$(0.22)	$(0.74)
Income (loss) per share from discontinued operations	(0.07)	0.75	(0.08)	1.44
Basic and diluted net income (loss) per share	$(0.11)	$0.34	$(0.30)	$0.70
Shares used in computing net income (loss) per share:
Basic	107,849	93,204	107,549	92,085
Diluted	107,849	93,204	107,549	92,085
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(Thousands)
Net income (loss)	$(12,283)	$31,491	$(32,637)	$64,769
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	4	(9)	(15)	(39)
Currency translation adjustments	(1,874)	2,846	(3,583)	(41)
Pension adjustment, net of tax benefits	76	16	579	5,833
Total comprehensive income (loss)	$(14,077)	$34,344	$(35,656)	$70,522
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 27, 2014	December 28, 2013
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(32,637)	$64,769
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred gain on sale-leaseback	(228)	(1,060)
Amortization and write-off of issuance costs in connection with term loan	—	4,293
Gain on sale of Komoro Business	(8,315)	—
Gain on sale of Zurich Business	—	(62,812)
Gain on sale of Amplifier Business	—	(69,705)
Adjustment to the hold-backs related to the sales of the Zurich and Amplifier Businesses	7,650	—
Depreciation and amortization	9,719	15,847
Flood-related non-cash losses	—	2,011
Stock-based compensation expense	3,042	2,030
Other non-cash adjustments	(24)	(288)
Changes in operating assets and liabilities:
Accounts receivable, net	(7,368)	29,005
Inventories	(4,364)	(4,986)
Prepaid expenses and other current assets	11,364	(26,432)
Other non-current assets	(372)	1,427
Accounts payable	(856)	7,784
Accrued expenses and other liabilities	(6,911)	(8,698)
Net cash used in operating activities	(29,300)	(46,815)
Cash flows from investing activities:
Purchases of property and equipment	(9,166)	(3,685)
Proceeds from sale of Komoro Business	13,783	—
Proceeds from sale of Amplifier Business	—	84,600
Proceeds from sale of Zurich Business	—	90,618
Transfer from restricted cash	682	454
Net cash provided by investing activities	5,299	171,987
Cash flows from financing activities:
Proceeds from issuance of common stock, net	13	(175)
Payments on capital lease obligations	(2,030)	(4,855)
Repayments on borrowings under credit line and term loan	—	(64,964)
Net cash used in financing activities	(2,017)	(69,994)
Effect of exchange rate on cash and cash equivalents	1,582	1,747
Net increase (decrease) in cash and cash equivalents	(24,436)	56,925
Cash and cash equivalents at beginning of period	98,973	84,635
Cash and cash equivalents at end of period	$74,537	$141,560

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
The accompanying unaudited condensed consolidated financial statements of Oclaro as of December 27, 2014 and for the three and six months ended December 27, 2014 and December 28, 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three and six months ended December 27, 2014 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 27, 2015.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Examples of significant estimates and assumptions made by management involve the fair value of other intangible assets and long-lived assets, valuation allowances for deferred tax assets, the fair value of stock-based compensation, estimates used to determine facility lease loss liabilities, estimates for allowances for doubtful accounts and valuation of excess and obsolete inventories. These judgments can be subjective and complex and consequently actual results could differ materially from those estimates and assumptions. Descriptions of the key estimates and assumptions are included in our 2014 Form 10-K.
Out-of-Period Adjustment
In the first quarter of fiscal year 2015, we recorded out-of-period adjustments of approximately $2.0 million in cost of goods sold in our condensed consolidated statements of operations. The adjustments, which increased cost of goods sold, also increased accrued liabilities and decreased inventory, and were made to correct our inventory valuation and the value of our purchase commitment accrual.  We determined that the adjustments did not have a material impact to our current or prior period consolidated financial statements.

Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ending June 27, 2015 will be a 52 week year, with the quarter ended December 27, 2014 being a 13 week quarterly period. Our fiscal year ended June 28, 2014 was a 52 week year, with the quarter ended December 28, 2013 being a 13 week quarterly period.
Reclassifications
For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications did not affect our consolidated revenues, net income (loss), cash flows, cash and cash equivalents or stockholders’ equity as previously reported.

NOTE 2. RECENT ACCOUNTING STANDARDS
In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, Income Statement - Extraordinary and Unusual Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This guidance is effective for us prospectively in the first quarter of fiscal year 2016. We are currently evaluating the impact that the implementation of this standard will have on our financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective for us beginning with our annual financial statements for the fiscal year ended July 1, 2017, and interim periods thereafter. We are currently evaluating the impact that the implementation of this standard will have on our financial statements.
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
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results be reported as discontinued operations. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. We early adopted this guidance in our first quarter of fiscal year 2015. In accordance with this guidance, our sale of the Komoro Business does not meet the definition of a discontinued operation. We consider this sale as an individually material disposal and have expanded our disclosures related to this transaction, including presenting the pre-tax profit (loss) of the Komoro Business for the three and six months ended December 27, 2014 and December 28, 2013, respectively.

NOTE 3. BALANCE SHEET DETAILS
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	December 27, 2014	June 28, 2014
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$73,323	$97,759
Money market funds	1,214	1,214
	$74,537	$98,973
As of December 27, 2014, we had restricted cash of $4.6 million, including $0.2 million in other non-current assets, consisting of collateral for the performance of our obligations under certain lease facility agreements and $2.4 million (equivalent to RMB 15 million) of cash held in Oclaro Shenzhen’s bank account in China that was frozen by the Xi'an Court in connection with our litigation with Xi’an Raysung Photonics Inc. (see Note 8, Commitments and Contingencies, for additional details regarding this litigation.)
The following table provides details regarding our inventories at the dates indicated:

	December 27, 2014	June 28, 2014
	(Thousands)
Inventories:
Raw materials	$18,018	$20,036
Work-in-process	22,072	20,505
Finished goods	25,708	30,558
	$65,798	$71,099
In connection with our sale of the Komoro Business, we transferred approximately $4.6 million in inventories to Ushio Opto during the three months ended December 27, 2014.
The following table provides details regarding our property and equipment, net at the dates indicated:

	December 27, 2014	June 28, 2014
	(Thousands)
Property and equipment, net:
Buildings and improvements	$11,799	$12,989
Plant and machinery	27,168	47,247
Fixtures, fittings and equipment	5,366	9,701
Computer equipment	12,380	13,723
	56,713	83,660
Less: Accumulated depreciation	(14,967)	(32,892)
	$41,746	$50,768
In connection with our sale of the Komoro Business, we transferred approximately $3.7 million in property and equipment to Ushio Opto during the three months ended December 27, 2014.
Property and equipment includes assets under capital leases of $6.3 million at December 27, 2014 and $9.9 million at June 28, 2014, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense.

The following table summarizes the activity related to our other intangible assets for the six months ended December 27, 2014:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Amortization	Total
	(Thousands)
Balance at June 28, 2014	$8,267	$4,660	$5,143	$915	$3,338	$(13,787)	$8,536
Sale of Komoro Business	(1,904)	—	(2,545)	—	—	—	(4,449)
Amortization	—	—	—	—	—	(687)	(687)
Translations and adjustments	(106)	(77)	(197)	—	—	—	(380)
Balance at December 27, 2014	$6,257	$4,583	$2,401	$915	$3,338	$(14,474)	$3,020
In connection with the sale of our Komoro Business, we transferred other intangible assets with a book value of $4.4 million to Ushio Opto.
With the sale of our Komoro Business, we expect the amortization of intangible assets to be $0.9 million for fiscal year 2015, $0.8 million for each fiscal year 2016 through 2017, $0.7 million for fiscal year 2018, $0.1 million for fiscal year 2019 and $0.1 million thereafter, based on the current level of our other intangible assets as of December 27, 2014.
The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	December 27, 2014	June 28, 2014
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$10,637	$18,612
Compensation and benefits related accruals	11,060	10,242
Warranty accrual	3,474	4,672
Accrued restructuring, current	846	2,220
Other accruals	12,168	15,746
	$38,185	$51,492
In connection with our sale of the Komoro Business, we transferred approximately $2.4 million in accrued expenses and other liabilities to Ushio Opto during the three months ended December 27, 2014.
The following table summarizes the activity related to our accrued restructuring charges for the six months ended December 27, 2014:

	Lease Cancellations, Commitments and Other Charges	Termination Payments to Employees and Related Costs	Total Accrued Restructuring Charges
	(Thousands)
Balance at June 28, 2014	$1,881	$962	$2,843
Charged to restructuring costs	(126)	2,133	2,007
Paid or other adjustments	(1,360)	(2,644)	(4,004)
Balance at December 27, 2014	$395	$451	$846
Current portion	395	451	846
Non-current portion	—	—	—

The current portion of accrued restructuring liabilities is included in the caption accrued expenses and other liabilities in the condensed consolidated balance sheet.

During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the three and six months ended December 27, 2014, we recorded a net reversal of restructuring charges of $0.5 million and a restructuring charge of $0.2 million, respectively, in connection with this restructuring plan. The restructuring charges for the three months ended December 27, 2014 relate to $0.2 million in employee separation charges and a $0.7 million reversal of restructuring charges related to revised estimates for certain commitments. The restructuring charges for the six months ended December 27, 2014 include $0.3 million related to workforce reductions and a $0.1 million reversal of restructuring charges related to revised estimates for lease cancellations and commitments. During the three and six months ended December 27, 2014, we made scheduled payments of $0.3 million and $1.8 million, respectively. During the three and six months ended December 28, 2013, we recorded restructuring charges of $5.7 million and $5.8 million, respectively, in connection with this restructuring plan. The restructuring charges for the three months ended December 28, 2013 included $5.4 million related to workforce reductions and $0.3 million related to revised estimates related to lease cancellations and commitments, and the restructuring charges for the six months ended December 28, 2013 included $5.6 million related to workforce reductions and $0.3 million related to revised estimates related to lease cancellations and commitments. During the three and six months ended December 28, 2013, we made scheduled payments of $2.9 million and $3.1 million, respectively, to settle a portion of these restructuring liabilities. As of December 27, 2014, we had $0.5 million in accrued restructuring liabilities related to this restructuring plan.
In connection with the acquisition of Opnext, we initiated a restructuring plan to integrate our acquisition of Opnext. We recorded no restructuring charges related to this plan during the current year. During the three and six months ended December 28, 2013, we recorded restructuring charges of $0.1 million and $1.1 million, respectively, in connection with this restructuring plan. The restructuring charges recorded in fiscal year 2014 included $0.9 million in external consulting charges and professional fees associated with reorganizing the infrastructure and $0.1 million in revised estimates related to lease cancellations and commitments. During the three and six months ended December 28, 2013, we made scheduled payments of $0.2 million and $2.2 million to settle these restructuring liabilities. As of December 27, 2014, we had no further accrued restructuring liabilities related to this restructuring plan.
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of a portion of our Shenzhen, China manufacturing operations to Venture Corporation Limited ("Venture"). This transition occurred in a phased and gradual transfer of certain products and was recently completed. In connection with this transition, during the three and six months ended December 27, 2014, we recorded restructuring charges related to employee separation charges of $0.8 million and $1.8 million, respectively. During the three and six months ended December 27, 2014, we made scheduled payments of $0.8 million and $2.1 million, respectively, to settle a portion of these restructuring liabilities. During the three and six months ended December 28, 2013, we recorded restructuring charges related to employee separation charges of $0.9 million and $1.9 million, respectively. During the three and six months ended December 28, 2013, we made scheduled payments of $1.9 million and $2.3 million, respectively, to settle a portion of these restructuring liabilities. As of December 27, 2014, we had $0.3 million in accrued restructuring liabilities related to this restructuring plan.
We expect to incur an additional $2.0 million to $6.0 million, in aggregate, in restructuring charges over the remainder of fiscal year 2015 in connection with these restructuring plans.

The following table presents the components of accumulated other comprehensive income at the dates indicated:

	December 27, 2014	June 28, 2014
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$42,907	$46,490
Unrealized loss on marketable securities	(224)	(209)
Japan defined benefit plan	162	(417)
	$42,845	$45,864

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
Our cash equivalents and marketable securities are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most marketable securities and money market securities.
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at December 27, 2014:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$1,214	$—	$—	$1,214
Short-term investments:
Marketable securities	81	—	—	81
Total assets measured at fair value	$1,295	$—	$—	$1,295

(1)	Excludes $73.3 million in cash held in our bank accounts at December 27, 2014.

NOTE 5. BUSINESS COMBINATIONS AND DISPOSITIONS

Sale of Komoro, Japan Industrial and Consumer Business ("Komoro Business")
On August 5, 2014, Oclaro Japan, Inc., our wholly-owned subsidiary (“Oclaro Japan”), entered into a Master Separation Agreement (“MSA”) with Ushio Opto and Ushio, Inc. (“Ushio”), whereby Ushio Opto agreed to acquire the industrial and consumer business of Oclaro Japan located at its Komoro, Japan facility (the “Komoro Business”), by means of an absorption-type demerger under the Japanese Companies Act. On October 27, 2014, the sale was completed. Initial consideration for this transaction consisted of 1.85 billion Japanese yen (approximately $17.1 million based on the exchange rate on October 27, 2014) in cash, of which 1.6 billion Japanese yen (approximately $14.8 million based on the exchange rate on October 27, 2014) was paid at the closing and 250 million Japanese yen (approximately $2.3 million) was paid into escrow and will be released to Oclaro Japan upon the earlier of six months after the closing or the completion by Oclaro Japan of certain transition services and after deduction for any indemnification amounts determined to be owed to Ushio Opto prior to release of the funds from escrow. In addition, under the MSA, we are subject to a post-closing net asset valuation adjustment. We determined that based on the net assets transferred to Ushio Opto during the second quarter of fiscal year 2015, we owed Ushio Opto a post-closing net asset valuation adjustment of $1.4 million, which is scheduled to be paid to Ushio Opto in the third quarter of fiscal year 2015.
In connection with the sale of the Komoro Business, we transferred net assets with a book value of $6.3 million to Ushio Opto, consisting of $3.4 million in accounts receivable, $4.6 million in inventories, $0.9 million in prepaid expenses and other current assets, $3.7 million in property, plant and equipment, $4.4 million in other intangible assets, $5.9 million in accounts payable, $2.9 million in accrued expenses, other liabilities and capital lease obligations, and $1.9 million in other non-current liabilities. We also incurred $1.0 million in legal fees and other administrative costs related to this transaction. As of December 27, 2014, the transfer of net assets was complete and we recognized a gain of $8.3 million within restructuring, acquisition and related (income) expense, net in the condensed consolidated statements of operations.
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
The income (loss) from continuing operations before income taxes attributable to the Komoro Business was a $0.3 million loss and $1.3 million income for the three and six months ended December 27, 2014 (up through October 27, 2014, the date the sale was completed), and $1.6 million income and $3.3 million income for the three and six months ended December 28, 2013, respectively.

Sale of Amplifier Business

On October 10, 2013, Oclaro Technology Limited entered into an Asset Purchase Agreement with II-VI, whereby Oclaro Technology Limited agreed to sell to II-VI and certain of its affiliates its Amplifier Business for $88.6 million in cash. The transaction closed on November 1, 2013. Consideration, valued initially at $88.6 million, consisted of $79.6 million in cash, which was received on November 1, 2013, $4.0 million which was subject to hold-back by II-VI until December 31, 2014 to address any post-closing claims and $5.0 million related to the exclusive option, which was received on September 12, 2013 and was credited against the purchase price upon closing of the sale. On December 30, 2014, Oclaro Technology Limited entered into a Settlement Agreement with II-VI and II-VI Holdings B.V. regarding disposition of the amounts held back by the II-VI parties pursuant to the Asset Purchase Agreement. Of the $4.0 million subject to hold-back until December 31, 2014, we received $0.9 million in January 2015 and we released II-VI from the remaining $3.1 million. We recorded the $3.1 million release of the hold-back as a loss from discontinued operations within the condensed consolidated statement of operations during the three and six months ended December 27, 2014. In connection with the Settlement Agreement, we also agreed with the II-VI parties to a mutual release of certain claims related to the Asset Purchase Agreement, and certain related documents and transactions.

We classified the sale of our Amplifier Business as a discontinued operation as of September 12, 2013, the date we committed to sell the business.

The following table presents the statements of operations for the discontinued operations of the Amplifier Business:

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(Thousands)
Revenues	$—	$6,869	$—	$35,185
Cost of revenues	—	5,528	—	26,243
Gross profit	—	1,341	—	8,942
Operating expenses	(54)	1,508	161	5,576
Other income (expense), net	(3,060)	69,705	(3,060)	69,705
Income (loss) from discontinued operations before income taxes	(3,006)	69,538	(3,221)	73,071
Income tax provision	—	—	—	—
Income (loss) from discontinued operations	$(3,006)	$69,538	$(3,221)	$73,071

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
We received proceeds of $90.6 million in cash on September 12, 2013, and $2.9 million in cash during the third quarter of fiscal year 2014 which related to a final settlement of the post-closing working capital adjustment. We were also scheduled to receive an additional $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims. On December 30, 2014, we entered into a Settlement Agreement with II-VI and II-VI Holdings B.V. regarding disposition of the amounts held back by the II-VI parties pursuant to the Share and Asset Purchase Agreement. Of the $6.0 million subject to hold-back until December 31, 2014, we received $1.4 million in January 2015 and we released II-VI from the remaining $4.6 million. We recorded the $4.6 million release of the hold-back as a loss from discontinued operations within the condensed consolidated statement of operations during the three and six months ended December 27, 2014. In connection with the Settlement Agreement, we also agreed with the II-VI parties to a mutual release of certain claims related to the Share and Asset Purchase Agreement, and certain related documents and transactions.
We classified the sale of our Zurich Business as a discontinued operation as of September 12, 2013.
The following table presents the statements of operations for the discontinued operations of the Zurich Business:

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(Thousands)		(Thousands)
Revenues	$—	$—	$—	$13,896
Cost of revenues	—	—	163	11,593
Gross profit	—	—	(163)	2,303
Operating expenses	484	—	484	3,416
Other income (expense), net	(4,590)	—	(4,590)	61,150
Income (loss) from discontinued operations before income taxes	(5,074)	—	(5,237)	60,037
Income tax provision	—	—	—	163
Income (loss) from discontinued operations	$(5,074)	$—	$(5,237)	$59,874

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

If the Loan Agreement terminates prior to its maturity date, the Borrower will pay a termination fee equal to 1.00 percent of the total credit facility if such termination occurs in the first year after closing, 0.75 percent of the total credit facility if such termination occurs in the second year after closing and 0.50 percent of the total credit facility if such termination occurs in the third year after closing. The maturity date of the Loan Agreement is March 28, 2017. At December 27, 2014, there were no amounts outstanding under the Loan Agreement.

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
In connection with the private placement of the convertible notes, we incurred approximately $1.3 million in debt discount and $0.9 million in issuance costs. Upon exchange of the convertible notes during the second quarter of fiscal year 2014, we recorded the remaining unamortized debt discount and issuance costs of $1.8 million in additional paid-in capital.

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
Under the defined contribution plan, contributions are provided based on grade level and totaled $0.1 million and $0.3 million for the three and six months ended December 27, 2014, respectively, and $0.2 million and $0.4 million for the three and six months ended December 28, 2013, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
Under the defined benefit plan in Japan (the “Japan Plan”), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. During the second quarter of fiscal year 2015, we sold our Komoro Business, and as part of the sale transferred a portion of our Japan Plan covering employees of the Komoro Business to II-VI. As of December 27, 2014, there were no plan assets associated with the Japan Plan. As of December 27, 2014, there was $0.2 million in accrued expenses and other liabilities and $4.9 million in other non-current liabilities in our condensed consolidated balance sheet as of December 27, 2014, to account for the projected benefit obligations under the Japan Plan. Net periodic pension costs for the Japan Plan included the following:

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(Thousands)
Service cost	$177	$233	$376	$481
Interest cost	18	23	38	47
Net amortization	12	15	27	31
Net periodic pension costs	$207	$271	$441	$559
During the first quarter of fiscal year 2015, we recorded an adjustment of $0.5 million in accumulated other comprehensive income in connection with revising our methodology for estimating the actuarial present value of accumulated plan benefits under the Japan Plan.
We made benefit payments under the Japan Plan of $0.1 million and $0.1 million during the three and six months ended December 27, 2014, respectively, and $0.1 million and $0.1 million during the three and six months ended December 28, 2013, respectively.

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

The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(Thousands)
Warranty provision—beginning of period	$4,054	$4,753	$4,672	$4,670
Warranties issued	764	529	893	1,501
Warranties utilized or expired	(1,184)	(1,031)	(1,859)	(2,014)
Currency translation and other adjustments	(160)	1,236	(232)	1,330
Warranty provision—end of period	$3,474	$5,487	$3,474	$5,487
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

The following table shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation at December 27, 2014:

Capital Leases
(Thousands)
Fiscal Year Ending:
2015 (remaining)	$2,435
2016	2,907
2017	1,093
2018	42
2019	28
Thereafter	77
Total minimum lease payments	6,582
Less amount representing interest	(272)
Present value of capitalized payments	6,310
Less: current portion	(4,075)
Long-term portion	$2,235

In connection with our sale of the Komoro Business, during the second quarter of fiscal year 2015, we transferred $0.5 million in capital leases with Hitachi Corporation to Ushio Opto.
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
Raysung initially requested that the court award damages of RMB 4,796,531 (equivalent to approximately $0.8 million at the exchange rate in effect December 27, 2014), and requested that Oclaro Shenzhen take the finished products that are now stored in Raysung’s warehouse (the value of the finished product is RMB 13,505,162 (equivalent to approximately $2.2 million at the exchange rate in effect December 27, 2014) and requested that Oclaro Shenzhen pay its court fees in connection with this suit.
The Xi’an Court delivered an Asset Preservation Order which was served on Oclaro Shenzhen and the local Customs office. According to the Asset Preservation Order, Oclaro Shenzhen was ordered to maintain RMB 15,000,000 (equivalent to approximately $2.4 million at the exchange rate in effect December 27, 2014) or assets equivalent to the said amount during the litigation process, and the Customs office was ordered to restrict Oclaro Shenzhen's equipment from being exported before the Asset Preservation Order is lifted. On November 11, 2013, Oclaro Shenzhen entered into a settlement agreement. Under the terms of this settlement agreement, Oclaro Shenzhen agreed to pay $500,000 in payment of invoices for certain materials to Raysung and to work with Raysung to requalify it as a vendor for certain Oclaro Shenzhen manufacturing requirements, in consideration of which Raysung agreed to submit the settlement agreement to the Xi’an Court so it could issue a civil mediation agreement, apply for a discharge of the Asset Preservation Order and waive the right to bring any legal actions against Oclaro Shenzhen relating to these matters. Oclaro Shenzhen performed its obligations under the settlement agreement, however, on January 15, 2014, Raysung applied to the Xi’an Court to terminate the settlement agreement and add Oclaro, Inc. as a co-defendant in the original civil suit.

On March 26, 2014, the Xi’an Court froze RMB 15,000,000 (equivalent to approximately $2.4 million at the exchange rate in effect December 27, 2014) of cash held in Oclaro Shenzhen’s bank account in China. On April 30, 2014, Oclaro Shenzhen submitted a challenge to the jurisdiction of the Xi'an Court. On May 26, 2014, the Xi'an Court overruled the jurisdictional challenge. On June 4, 2014, Oclaro Shenzhen filed an appeal with the Shaanxi High Court to revoke the civil order of the Xi'an Court overruling Oclaro Shenzhen's jurisdictional challenge. The Shaanxi High Court held hearings on July 15, 2014 and July 30, 2014, and on August 20, 2014 sustained the Xi'an Court's civil order on jurisdiction and transferred the case back to the Xi'an Court for substantive proceedings. On September 22, 2014, Raysung amended its complaint in the Xi'an Court proceeding by increasing its claims to RMB 36.2 million (equivalent to approximately $5.9 million at the exchange rate in effect on December 27, 2014). On October 22, 2014, the Xi'an Court conducted a hearing on the substantive elements of Raysung's claims. At the same hearing, Oclaro Shenzhen filed counterclaims against Raysung for RMB 7.4 million (equivalent to approximately $1.2 million at the exchange rate in effect on December 27, 2014) of losses resulting from supply of products with unqualified materials. On December 17, 2014, the Xi'an Court conducted a hearing on the substantive elements of each party's claims against the other party. The Xi'an Court has not yet issued a decision or established a new hearing date. Oclaro, Inc. and Oclaro Shenzhen believe that they have meritorious defenses to the claims made by Raysung and intend to defend this litigation vigorously.

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
On September 3, 2013, the parties agreed to settle the Westley, Moskal, and In re Oclaro Derivative matters for a total of $3.95 million, plus certain corporate governance changes. The money was paid entirely by our directors and officers liability insurance carriers. The fees awarded to the plaintiffs in these actions, or their respective counsel, were included in this amount. By Order dated August 13, 2014, the Court in the Westley matter gave its final approval to the settlement. By Order dated September 19, 2014, the Court in the In re Oclaro, Inc. Derivative Litigation gave its final approval to the settlement, which then became effective on December 1, 2014. By Order dated October 1, 2014, the Court approved the voluntary dismissal of the Moskal matter, terminating the state court derivative matters.

NOTE 9. EMPLOYEE STOCK PLANS

Stock Incentive Plans
On July 23, 2013, our board of directors approved the Fourth Amended and Restated 2001 Long-Term Stock Incentive Plan and on January 14, 2014, our shareholders ratified this plan, establishing it as our primary equity incentive plan at that time. This plan (i) revised the eligibility section to allow us to make grants to all our employees, non-employee directors and consultants, (ii) allowed us to grant incentive stock options and awards which may be able to qualify as qualified performance-based compensation under Section 162(m) of the Internal Revenue Code, (iii) extended the term of the plan to ten years from the effective date of the plan (the plan expires in July 2023), and (iv) conformed the share counting provisions of the plan to provide that full value awards count as 1.25 shares for purposes of the plan.
On July 30, 2014, our board of directors approved the Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (the “Plan”) and on November 14, 2014, our shareholders ratified the Plan. The Plan amends and restates in its entirety the Fourth Amended and Restated 2001 Long-Term Stock Incentive Plan. The Plan (i) increases the number of shares of common stock available for issuance by 6.0 million shares, (ii) consolidates the share reserve of the Plan with the share reserve of the Amended and Restated 2004 Stock Incentive Plan ("2004 Plan"), such that from November 14, 2014, no additional awards will be granted under the 2004 Plan, and (iii) establishes that full value awards count as 1.40 shares of common stock for purposes of the Plan.
As of December 27, 2014, there were 8.5 million shares of our common stock available for grant under the Plan.
We generally grant stock options that vest over a two to four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors or the compensation committee of our board of directors.
In July 2011, our board of directors approved the grant of 0.2 million performance stock units (“PSUs”) to certain executive officers with an aggregate estimated grant date fair value of $0.9 million. In October 2013, the board of directors determined that achievement of the performance conditions was reached at the 100 percent target level. Approximately 0.1 million of the grants outstanding, or 50 percent, vested on October 22, 2013, with the remaining 50 percent scheduled to vest upon a two-year service condition through August 2015. As of December 27, 2014, there were less than 0.1 million PSUs outstanding, after adjustments for forfeitures due to terminations, related to this grant, with an aggregate estimated grant date fair value of less than $0.1 million.
In July 2012, our board of directors approved a grant of 0.6 million PSUs to certain executive officers, subject to shareholder approval of an amendment to our Plan. Prior to shareholder approval, approximately 0.4 million of the PSUs were forfeited as a result of certain executive officer departures. On January 14, 2014, shareholder approval was obtained at our annual general meeting of stockholders. These PSUs were scheduled to vest upon the achievement of certain adjusted earnings before interest, taxes, depreciation and amortization targets through June 30, 2014. During the first quarter of fiscal year 2015, it was determined that the performance conditions were not achieved, and the corresponding PSUs were forfeited.
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

In March 2014, our board of directors approved a grant of 0.2 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $0.5 million. These PSUs vest upon the achievement of non-GAAP operating income break-even for calendar year 2015. Vesting is also contingent upon service conditions being met through February 2018. If the performance condition is not achieved, then the corresponding PSUs will be forfeited in the third quarter of fiscal year 2016. As of December 27, 2014, there were 0.1 million PSUs outstanding, after adjustments for forfeitures due to terminations, related to this grant, with an aggregate estimated grant date fair value of $0.4 million. During the second quarter of fiscal year 2015, we determined that the achievement of the performance conditions associated with these PSUs was improbable. In the second quarter of fiscal year 2015, we reversed approximately $0.1 million in previously recognized stock-based compensation expense related to these PSUs.
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
In August 2014, our board of directors approved a retention grant of 0.4 million RSUs to certain of our executives, which vest over three years. In September 2014, our board of directors also approved a retention grant of 1.4 million RSUs to other employees, which vest over two years.
The following table summarizes the combined activity under all of our equity incentive plans for the six months ended December 27, 2014:

	Shares Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balance at June 28, 2014	5,703	4,156	$8.43	4,273	$2.59
Increase in share reserve	6,000	—	—	—	—
Granted	(3,882)	164	1.79	2,933	1.45
Exercised or released	—	(1)	1.60	(1,154)	2.41
Cancelled or forfeited	659	(388)	13.51	(222)	3.20
Balance at December 27, 2014	8,480	3,931	7.71	5,830	2.03
Supplemental disclosure information about our stock options and stock appreciation rights ("SARs") outstanding as of December 27, 2014 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable	3,329	$8.65	4.1	$46
Options and SARs outstanding	3,931	7.71	4.8	81
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $1.88 on December 26, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. There were less than 0.1 million shares of common stock subject to in-the-money options which were exercisable as of December 27, 2014. We settle employee stock option exercises with newly issued shares of common stock.

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

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Stock options:
Expected life	5.3 years	5.3 years	5.3 years	5.3 years
Risk-free interest rate	1.6%	1.5%	1.6%	1.5%
Volatility	76.0%	82.2%	76.9%	82.2%
Dividend yield	—	—	—	—
The amounts included in cost of revenues and operating expenses for stock-based compensation were as follows:

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$576	$250	$906	$502
Research and development	410	206	742	452
Selling, general and administrative	770	390	1,394	855
	$1,756	$846	$3,042	$1,809
Stock-based compensation by type of award:
Stock options	$88	$262	$230	$593
Restricted stock awards	1,551	566	2,736	1,224
Inventory adjustment to cost of revenues	117	18	76	(8)
	$1,756	$846	$3,042	$1,809

As of December 27, 2014 and June 28, 2014, we had capitalized approximately $0.5 million and $0.4 million, respectively, of stock-based compensation as inventory.

As of December 27, 2014, we had $0.6 million in unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.9 years, and $7.4 million in unrecognized stock-based compensation expense related to unvested restricted stock awards, net of estimated forfeitures, that will be recognized over a weighted-average period of 1.6 years.

The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. During the second quarter of fiscal year 2015, we determined that the achievement of the performance conditions associated with the PSUs granted in March 2014 was improbable. We reversed approximately $0.1 million in previously recognized stock-based compensation expense related to these PSUs.
During the three and six months ended December 27, 2014 and December 28, 2013, we recorded minimal stock-based compensation expense in connection with the issuance of the PSUs from July 2011, March 2014 and August 2014.

NOTE 11. INCOME TAXES
The income tax benefit of $38,000 and the income tax provision of $0.9 million for the three and six months ended December 27, 2014, respectively, and the income tax provision of $1.4 million and $1.7 million for the three and six months ended December 28, 2013, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of December 27, 2014 and June 28, 2014 were approximately $4.0 million and $4.2 million, respectively. As of December 27, 2014, we had $3.5 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $1.4 million in the next twelve months.
On December 19, 2014, the President of the U.S. signed into law The Tax Increase Prevention Act of 2014, which retroactively extends more than 50 expired tax provisions through 2014. Among the extended provisions is the Sec. 41 research credit for qualified research expenditures incurred through the end of 2014. The benefit of the reinstated credit did not impact the consolidated statement of operations in the period of enactment, which was the second quarter of fiscal year 2015, as the research and development credit carryforwards are offset by a full valuation allowance.

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
For the three and six months ended December 27, 2014, we excluded 9.7 million and 9.1 million, respectively, of outstanding stock options, stock appreciation rights and unvested restricted stock awards from the calculation of diluted net income per share because their effect would have been anti-dilutive.
For the three and six months ended December 28, 2013, we excluded 22.0 million and 21.7 million, respectively, of outstanding stock options, stock appreciation rights, warrants, shares issuable in connections with convertible notes and unvested restricted stock awards from the calculation of diluted net income per share because their effect would have been anti-dilutive.

NOTE 13. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION INFORMATION
Geographic Information
The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(Thousands)
China	$25,531	$25,639	$46,253	$48,456
Malaysia	13,761	13,917	29,461	23,428
United States	13,386	8,541	27,923	15,931
Mexico	10,899	8,411	22,890	21,265
Germany	6,233	20,619	14,387	35,014
Italy	6,768	5,113	10,903	11,500
Japan	1,704	8,953	5,448	21,441
Thailand	1,286	2,077	2,722	5,384
Rest of world	7,252	9,644	16,074	17,143
	$86,820	$102,914	$176,061	$199,562

Product Groups
The following table sets forth revenues by product group:

	Three Months Ended		Six Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
	(Thousands)
100 Gb/s transmission	$33,670	$19,378	$55,000	$35,304
40 Gb/s transmission	19,300	26,322	41,466	49,254
10 Gb/s and lower transmission	32,005	49,828	70,231	100,402
Industrial and consumer	1,845	7,386	9,364	14,602
	$86,820	$102,914	$176,061	$199,562
Significant Customers and Concentration of Credit Risk
For the three months ended December 27, 2014, Coriant GmbH ("Coriant") accounted for 20 percent, Huawei Technologies Co., Ltd. (“Huawei”) accounted for 14 percent and Alcatel-Lucent accounted for 13 percent of our revenues. For the six months ended December 27, 2014, Coriant accounted for 23 percent, Huawei accounted for 13 percent, Cisco Systems, Inc. ("Cisco") accounted for 10 percent and Alcatel-Lucent accounted for 10 percent of our revenues.
For the three months ended December 28, 2013, Coriant accounted for 15 percent, Cisco accounted for 13 percent and Huawei accounted for 10 percent of our revenues. For the six months ended December 28, 2013, Cisco accounted for 14 percent, Coriant accounted for 13 percent and Huawei accounted for 10 percent of our revenues.
As of December 27, 2014, Coriant accounted for 28 percent and Alcatel-Lucent accounted for 10 percent of our accounts receivable. As of June 28, 2014, Coriant accounted for 19 percent and Huawei accounted for 13 percent of our accounts receivable.

NOTE 14. RELATED PARTY TRANSACTIONS

As a result of our acquisition of Opnext on July 23, 2012, Hitachi, Ltd. (Hitachi) holds approximately 11 percent of our outstanding common stock as of December 27, 2014 based on Hitachi’s most recent Schedule 13G filed with the Securities and Exchange Commission on February 12, 2014.
We continue to enter into transactions with Hitachi in the normal course of business. Sales to Hitachi were $0.8 million and $2.0 million for the three and six months ended December 27, 2014, respectively, and $3.4 million and $4.7 million for the three and six months ended December 28, 2013, respectively. Purchases from Hitachi were $3.9 million and $7.3 million for the three and six months ended December 27, 2014, respectively, and were $4.0 million and $6.7 million for the three and six months ended December 28, 2013, respectively. At December 27, 2014, we had $0.8 million accounts receivable due from Hitachi and $3.7 million accounts payable due to Hitachi. At June 28, 2014 we had $2.7 million accounts receivable due from Hitachi and $4.5 million accounts payable due to Hitachi. We also have certain capital equipment leases with Hitachi Capital Corporation as described in Note 8, Commitments and Contingencies.

We are party to a research and development agreement and intellectual property license agreements with Hitachi.

NOTE 15. SUBSEQUENT EVENTS

On December 30, 2014, Oclaro Technology Limited (a company incorporated under the laws of England and Wales (“Oclaro Technology”) and a wholly-owned subsidiary of Oclaro, Inc. (the “Company”), entered into a Settlement Agreement with II-VI Incorporated, a Pennsylvania corporation (“II-VI”) and II-VI Holdings B.V., a Netherlands corporation (“II-VI B.V.,” and together with II-VI, the "II-VI Parties"), a wholly-owned subsidiary of II-VI, regarding disposition of the amounts held back by the II-VI Parties pursuant to the Share and Asset Purchase Agreement between Oclaro Technology and II-VI B.V. (as previously disclosed in the Company's Current Report on Form 8-K filed on September 17, 2013) and pursuant to the Asset Purchase Agreement between Oclaro Technology and II-VI (as previously disclosed in the Company's Current Report on Form

8-K filed on October 11, 2013) (the “Settlement Agreement”). Of the $10.0 million aggregate holdback, a total of $2.35 million was paid to Oclaro Technology in January 2015 and a total of $7.65 million was released to II-VI Holdings B.V. Oclaro Technology and the II-VI Parties also agreed to a mutual release of certain claims related to the Share and Asset Purchase Agreement, the Asset Purchase Agreement, and certain related documents and transactions. This transaction is more fully discussed in Note 5, Business Combinations and Dispositions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target,” “model,” “may” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) our dependence on a limited number of customers for a significant percentage of our revenues, (ii) our ability to maintain strong relationships with certain customers, (iii) the effects of fluctuating product mix on our results, (iv) our ability to timely develop and commercialize new products, (v) competition and pricing pressure, (vi) our ability to meet or exceed our gross margin expectations, (vii) our ability to maintain or increase our cash reserves and obtain debt or equity-based financing on terms acceptable to us or at all, (viii) our future performance and our ability to effectively restructure our operations and business, (ix) our ability to respond to evolving technologies and customer requirements and demands, (x) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources than we do, (xi) our ability to timely capitalize on any increase in market demand, (xii) the potential inability to realize the expected benefits of asset dispositions, (xiii) the sale of businesses which may or may not arise in connection with executing our restructuring plans, (xiv) our ability to reduce costs and operating expenses, (xv) increased costs related to downsizing and compliance with regulatory and legal requirements in connection with such downsizing, (xvi) the risks associated with our international operations, (xvii) the impact of continued uncertainty in world financial markets and any resulting reduction in demand for our products, (xviii) the outcome of tax audits or similar proceedings, (xix) the outcome of pending litigation against the company, and other factors described in other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors" in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.
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
Our customers include ADVA Optical Networking ("ADVA"); Alcatel-Lucent; Ciena Corporation ("Ciena"); Cisco Systems, Inc. ("Cisco"); Coriant GmbH ("Coriant"); Fiberhome Networks ("Fiberhome"); Huawei Technologies Co. Ltd ("Huawei"); Juniper Networks, Inc. ("Juniper"); Telefonaktiebolaget LM Ericsson ("Ericsson") and ZTE Corporation ("ZTE").
RECENT DEVELOPMENTS

On December 30, 2014, Oclaro Technology Limited (a company incorporated under the laws of England and Wales (“Oclaro Technology”) and a wholly-owned subsidiary of Oclaro, Inc., entered into a Settlement Agreement with II-VI Incorporated, a

Pennsylvania corporation (“II-VI”) and II-VI Holdings B.V., a Netherlands corporation (“II-VI B.V.,” and together with II-VI, the "II-VI Parties"), a wholly-owned subsidiary of II-VI, regarding disposition of the amounts held back by the II-VI Parties pursuant to the Share and Asset Purchase Agreement between Oclaro Technology and II-VI B.V. (as previously disclosed in our Current Report on Form 8-K filed on September 17, 2013) and pursuant to the Asset Purchase Agreement between Oclaro Technology and II-VI (as previously disclosed in our Current Report on Form 8-K filed on October 11, 2013) (the “Settlement Agreement”). Of the $10.0 million aggregate holdback, a total of $2.35 million was paid to Oclaro Technology in January 2015 and a total of $7.65 million was released to II-VI Holdings B.V. Oclaro Technology and the II-VI Parties also agreed to a mutual release of certain claims related to the Share and Asset Purchase Agreement, the Asset Purchase Agreement, and certain related documents and transactions. This transaction is more fully discussed in Note 5, Business Combinations and Dispositions.
On August 5, 2014, Oclaro Japan, Inc. our wholly-owned subsidiary (“Oclaro Japan”), entered into a Master Separation Agreement (“MSA”) with Ushio Opto Semiconductors, Inc. (“Ushio Opto”) and Ushio, Inc. (“Ushio”), whereby Ushio Opto agreed to acquire the industrial and consumer business of Oclaro Japan located at its Komoro, Japan facility (the “Komoro Business”), by means of an absorption-type demerger under the Japanese Companies Act (such transaction, the “Transaction”). On October 27, 2014, the sale was completed. Consideration for the Transaction consisted of 1.85 billion Japanese yen (approximately $17.1 million based on the exchange rate on October 27, 2014) in cash, of which 1.6 billion Japanese yen (approximately $14.8 million based on the exchange rate on October 27, 2014) was paid at the closing and 250 million Japanese yen (approximately $2.3 million) was paid into escrow and will be released to Oclaro Japan upon the earlier of six months after the closing or the completion by Oclaro Japan of certain transition services and after deduction for any indemnification amounts determined to be owed to Ushio Opto prior to release of the funds from escrow. In addition, under the MSA, we are subject to a post-closing net asset valuation adjustment. We determined that based on the net assets transferred to Ushio Opto during the second quarter of fiscal year 2015, we owed Ushio Opto a post-closing net asset valuation adjustment of $1.4 million, which is scheduled to be paid to Ushio Opto in the third quarter of fiscal year 2015. This transaction is more fully discussed in Note 5, Business Combinations and Dispositions.
On July 30, 2014, our board of directors approved the Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (the “Plan”) and on November 14, 2014, our shareholders ratified this plan. The Plan amends and restates in its entirety the Fourth Amended and Restated 2001 Long-Term Stock Incentive Plan. The Plan (i) increases the number of shares of common stock available for issuance by 6.0 million shares, (ii) consolidates the share reserve of the Plan with the share reserve of the Amended and Restated 2004 Stock Incentive Plan ("2004 Plan"), such that from November 14, 2014, no additional awards will be granted under the 2004 Plan, and (iii) establishes that full value awards count as 1.40 shares of common stock for purposes of the Plan.

RESULTS OF OPERATIONS
On September 12, 2013 we completed a Share and Asset Purchase Agreement with II-VI for the sale of our Zurich Business. On October 10, 2013, we entered into an Asset Purchase Agreement with II-VI for the sale of our Amplifier Business, which subsequently closed on November 1, 2013. We have classified the financial results of the Zurich and Amplifier Businesses as discontinued operations for all periods presented. The following presentations relate to continuing operations only and accordingly excludes the financial results of the Zurich and Amplifier Businesses, unless otherwise indicated.

The following tables sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	December 27, 2014		December 28, 2013		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$86,820	100.0	$102,914	100.0	$(16,094)	(15.6)
Cost of revenues	73,054	84.1	86,001	83.6	(12,947)	(15.1)
Gross profit	13,766	15.9	16,913	16.4	(3,147)	(18.6)
Operating expenses:
Research and development	11,721	13.5	16,424	16.0	(4,703)	(28.6)
Selling, general and administrative	13,646	15.7	18,557	18.0	(4,911)	(26.5)
Amortization of other intangible assets	269	0.3	417	0.4	(148)	(35.5)
Restructuring, acquisition and related (income) expense, net	(8,038)	(9.3)	6,721	6.5	(14,759)	n/m	(1)
Flood-related (income) expense, net	—	—	(140)	(0.1)	140	(100.0)
(Gain) loss on sale of property and equipment	(26)	—	205	0.2	(231)	n/m	(1)
Total operating expenses	17,572	20.2	42,184	41.0	(24,612)	(58.3)
Operating loss	(3,806)	(4.4)	(25,271)	(24.6)	21,465	(84.9)
Other income (expense):
Interest income (expense), net	(89)	(0.1)	(8,532)	(8.3)	8,443	(99.0)
Loss on foreign currency transactions, net	(675)	(0.8)	(2,848)	(2.7)	2,173	(76.3)
Other income (expense), net	329	0.4	28	—	301	1,075.0
Total other income (expense)	(435)	(0.5)	(11,352)	(11.0)	10,917	(96.2)
Loss from continuing operations before income taxes	(4,241)	(4.9)	(36,623)	(35.6)	32,382	(88.4)
Income tax (benefit) provision	(38)	(0.1)	1,424	1.4	(1,462)	n/m	(1)
Loss from continuing operations	(4,203)	(4.8)	(38,047)	(37.0)	33,844	(89.0)
Income (loss) from discontinued operations, net of tax	(8,080)	(9.3)	69,538	67.6	(77,618)	n/m	(1)
Net income (loss)	$(12,283)	(14.1)	$31,491	30.6	$(43,774)	n/m	(1)

(1)	Not meaningful.

	Six Months Ended					Increase
	December 27, 2014		December 28, 2013		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$176,061	100.0	$199,562	100.0	$(23,501)	(11.8)
Cost of revenues	147,886	84.0	171,431	85.9	(23,545)	(13.7)
Gross profit	28,175	16.0	28,131	14.1	44	0.2
Operating expenses:
Research and development	25,634	14.6	34,511	17.3	(8,877)	(25.7)
Selling, general and administrative	29,060	16.5	39,507	19.8	(10,447)	(26.4)
Amortization of other intangible assets	687	0.4	841	0.4	(154)	(18.3)
Restructuring, acquisition and related (income) expense, net	(6,308)	(3.6)	9,598	4.8	(15,906)	n/m	(1)
Flood-related (income) expense, net	—	—	(140)	(0.1)	140	(100.0)
Loss on sale of property and equipment	371	0.2	657	0.4	(286)	(43.5)
Total operating expenses	49,444	28.1	84,974	42.6	(35,530)	(41.8)
Operating loss	(21,269)	(12.1)	(56,843)	(28.5)	35,574	(62.6)
Other income (expense):
Interest income (expense), net	(193)	(0.1)	(9,085)	(4.6)	8,892	(97.9)
Loss on foreign currency transactions, net	(2,685)	(1.5)	(1,071)	(0.5)	(1,614)	150.7
Other income (expense), net	884	0.5	549	0.3	335	61.0
Total other income (expense)	(1,994)	(1.1)	(9,607)	(4.8)	7,613	(79.2)
Loss from continuing operations before income taxes	(23,263)	(13.2)	(66,450)	(33.3)	43,187	(65.0)
Income tax provision	916	0.5	1,726	0.8	(810)	(46.9)
Loss from continuing operations	(24,179)	(13.7)	(68,176)	(34.1)	43,997	(64.5)
Income (loss) from discontinued operations, net of tax	(8,458)	(4.8)	132,945	66.6	(141,403)	n/m	(1)
Net income (loss)	$(32,637)	(18.5)	$64,769	32.5	$(97,406)	n/m	(1)

(1)	Not meaningful.

Revenues
Revenues for the three months ended December 27, 2014 decreased by $16.1 million, or 16 percent, compared to the three months ended December 28, 2013. Compared to the three months ended December 28, 2013, revenues from sales of our 100 Gb/s transmission modules increased by $14.3 million, or 74 percent; revenues from sales of our 40 Gb/s transmission modules decreased by $7.0 million, or 27 percent; revenues from sales of our 10 Gb/s transmission modules decreased by $17.8 million, or 36 percent; and revenues from sales of our industrial and consumer products decreased by $5.5 million, or 75 percent, which related to our sale of the Komoro Business. This product mix shift reflects the continued focus on the market for higher speed products that are smaller in size and have lower power consumption.
For the three months ended December 27, 2014, Coriant GmbH ("Coriant") accounted for 20 percent, Huawei Technologies Co., Ltd. (“Huawei”) accounted for 14 percent and Alcatel-Lucent accounted for 13 percent of our revenues. For the three months ended December 28, 2013, Coriant accounted for 15 percent, Cisco Systems, Inc. ("Cisco") accounted for 13 percent and Huawei accounted for 10 percent of our revenues.
Revenues for the six months ended December 27, 2014 decreased by $23.5 million, or 12 percent, compared to the six months ended December 28, 2013. Compared to the six months ended December 28, 2013, revenues from sales of our 100 Gb/s transmission modules increased by $19.7 million, or 56 percent; revenues from sales of our 40 Gb/s transmission modules decreased by $7.8 million, or 16 percent; revenues from sales of our 10 Gb/s transmission modules decreased by $30.2 million, or 30 percent; and revenues from sales of our industrial and consumer products decreased by $5.2 million, or 36 percent, which related to our sale of the Komoro Business. This product mix shift reflects the continued focus on the market for higher speed products that are smaller in size and have lower power consumption.
For the six months ended December 27, 2014, Coriant accounted for 23 percent, Huawei accounted for 13 percent, Cisco accounted for 10 percent and Alcatel-Lucent accounted for 10 percent of our revenues. For the six months ended December 28, 2013, Cisco accounted for 14 percent, Coriant accounted for 13 percent and Huawei accounted for 10 percent of our revenues.

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
Our gross margin rate was flat at 16 percent for the three months ended December 27, 2014, compared to the three months ended December 28, 2013. A better product mix of higher margin 100 Gb/s products and favorable foreign currency exchange movements contributed approximately 2 percentage points of improvement. This improvement was offset by a 2 percentage point decrease resulting from higher inventory reserves and a lower mix of relatively higher margin industrial and consumer products as a result of the sale of our Komoro Business in the second quarter of fiscal year 2015.
Our gross margin rate increased to approximately 16 percent for the six months ended December 27, 2014, compared to 14 percent for the six months ended December 28, 2013. A better product mix of higher margin 100 Gb/s products and favorable foreign currency exchange movements contributed approximately 5 percentage points of improvement. These improvements were offset by a 2 percentage point decrease resulting from out-of-period adjustments relating to our inventory valuation and purchase commitment accrual, and a 1 percentage point decrease resulting from a lower mix of relatively higher margin industrial and consumer products as a result of the sale of our Komoro Business in the second quarter of fiscal year 2015.

Research and Development Expenses
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.
Research and development expenses decreased to $11.7 million for the three months ended December 27, 2014, from $16.4 million for the three months ended December 28, 2013. The decline was primarily related to a decrease of $3.3 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014, a decrease of $0.3 million related to our decision to no longer develop the WSS product line, a decrease of $0.8 million related to the impact of the Japanese yen weakening relative to the U.S. dollar, and a decrease of $0.7 million related to the sale of our Komoro Business in the first month of the second quarter of fiscal year 2015. These decreases were partially offset by an increase of $0.3 million in stock compensation charges and variable compensation.
Research and development expenses decreased to $25.6 million for the six months ended December 27, 2014 from $34.5 million for the six months ended December 28, 2013. The decline was primarily related to a decrease of $5.9 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014, a decrease of $1.4 million related to our decision to no longer develop the WSS product line, a decrease of $1.2 million related to the impact of the Japanese yen weakening relative to the U.S. dollar, and a decrease of $0.7 million related to the sale of our Komoro Business in the first month of the second quarter of fiscal year 2015. These decreases were partially offset by an increase of $0.5 million in stock compensation charges and variable compensation.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.
Selling, general and administrative expenses decreased to $13.6 million for the three months ended December 27, 2014, from $18.6 million for the three months ended December 28, 2013. The decline was primarily related to a decrease of $3.1 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014, a decrease of $1.2 million in audit and legal costs, a decrease of $0.4 million related to the impact of the Japanese yen weakening relative to the U.S. dollar, and a decrease of $0.4 million related to the sale of our Komoro Business in the first month of the second quarter of fiscal year 2015. These decreases were partially offset by an increase of $0.4 million in stock compensation charges and variable compensation.
Selling, general and administrative expenses decreased to $29.1 million for the six months ended December 27, 2014, from $39.5 million for the six months ended December 28, 2013. The decline was primarily related to a decrease of $6.9 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014, a decrease of $2.7 million in audit and legal costs, a decrease of $0.6 million related to the impact of the Japanese yen weakening relative to the U.S. dollar, and a decrease of $0.4 million related to the sale of our Komoro Business in the first month of the second quarter of fiscal year 2015. These decreases were partially offset by an increase of $0.9 million in stock compensation charges and variable compensation.

Amortization of Other Intangible Assets
Amortization of other intangible assets remained relatively flat during the three and six months ended December 27, 2014 as compared to the three and six months ended December 28, 2013.
With the sale of our Komoro Business, we expect the amortization of intangible assets to be $0.9 million for fiscal year 2015, $0.8 million for each fiscal year 2016 through 2017, $0.7 million for fiscal year 2018, $0.1 million for fiscal year 2019 and $0.1 million thereafter, based on the current level of our other intangible assets as of December 27, 2014.

Restructuring, Acquisition and Related Costs
In the second quarter of fiscal year 2015, we completed the sale of our Komoro Business to Ushio Opto. We recognized a gain of $8.3 million within restructuring, acquisition and related (income) expense, net in the condensed consolidated statements of operations.
During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the three and six months ended December 27, 2014, we recorded a net reversal of restructuring charges of $0.5 million and a restructuring charge of $0.2 million, respectively, in connection with this restructuring plan. The restructuring charges for the three months ended December 27, 2014 relate to $0.2 million in employee separation charges and a $0.7 million reversal of restructuring charges related to revised estimates for certain commitments. The restructuring charges for the six months ended December 27, 2014 include $0.3 million related to workforce reductions and a $0.1 million reversal of restructuring charges related to revised estimates for lease cancellations and commitments. During the three and six months ended December 27, 2014, we made scheduled payments of $0.3 million and $1.8 million, respectively. During the three and six months ended December 28, 2013, we recorded restructuring charges of $5.7 million and $5.8 million, respectively, in connection with this restructuring plan. The restructuring charges for the three months ended December 28, 2013 included $5.4 million related to workforce reductions and $0.3 million related to revised estimates related to lease cancellations and commitments, and the restructuring charges for the six months ended December 28, 2013 included $5.6 million related to workforce reductions and $0.3 million related to revised estimates related to lease cancellations and commitments. During the three and six months ended December 28, 2013, we made scheduled payments of $2.9 million and $3.1 million, respectively, to settle a portion of these restructuring liabilities. As of December 27, 2014, we had $0.5 million in accrued restructuring liabilities related to this restructuring plan.
In connection with the acquisition of Opnext, we initiated a restructuring plan to integrate our acquisition of Opnext. We recorded no restructuring charges related to this plan during the current year. During the three and six months ended

December 28, 2013, we recorded restructuring charges of $0.1 million and $1.1 million, respectively, in connection with this restructuring plan. The restructuring charges recorded in fiscal year 2014 included $0.9 million in external consulting charges and professional fees associated with reorganizing the infrastructure and $0.1 million in revised estimates related to lease cancellations and commitments. During the three and six months ended December 28, 2013, we made scheduled payments of $0.2 million and $2.2 million to settle these restructuring liabilities. As of December 27, 2014, we had no further accrued restructuring liabilities related to this restructuring plan.
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of a portion of our Shenzhen, China manufacturing operations to Venture Corporation Limited ("Venture"). This transition occurred in a phased and gradual transfer of certain products and was recently completed. In connection with this transition, during the three and six months ended December 27, 2014, we recorded restructuring charges related to employee separation charges of $0.8 million and $1.8 million, respectively. During the three and six months ended December 27, 2014, we made scheduled payments of $0.8 million and $2.1 million, respectively, to settle a portion of these restructuring liabilities. During the three and six months ended December 28, 2013, we recorded restructuring charges related to employee separation charges of $0.9 million and $1.9 million, respectively. During the three and six months ended December 28, 2013, we made scheduled payments of $1.9 million and $2.3 million, respectively, to settle a portion of these restructuring liabilities. As of December 27, 2014, we had $0.3 million in accrued restructuring liabilities related to this restructuring plan.
We expect to incur an additional $2.0 million to $6.0 million, in aggregate, in restructuring charges over the remainder of fiscal year 2015 in connection with these restructuring plans.

Flood-related (Income) Expense, Net

In October 2011, certain areas in Thailand suffered major flooding as a result of monsoons. This flooding had a material and adverse impact on our business. During the three and six months ended December 28, 2013, we recorded $0.1 million in flood-related income in our condensed consolidated statement of operations, consisting of $2.1 million in insurance settlement proceeds received in the second quarter of fiscal year 2014, partially offset by an out-of-period adjustment of $2.0 million related to the impairment of leased assets assumed pursuant to the Opnext merger that had been damaged by the flooding.

Other Income (Expense)
Other income (expense) was $0.4 million in expense for the three months ended December 27, 2014 as compared to $11.4 million in expense for the three months ended December 28, 2013. This change in other income (expense) was primarily related to an $8.3 million decrease in interest payments related to the redemption exchange make-whole payment in connection with the conversion of the 7.50% Exchangeable Senior Secured Second Lien Notes due 2018 (“convertible notes”) into common stock in the second quarter of fiscal year 2014. The change in other income (expense) also included a $2.2 million reduction in foreign currency transaction losses during the three months ended December 27, 2014, as compared to the three months ended December 28, 2013, related to the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries.
Other income (expense) was $2.0 million in expense for the six months ended December 27, 2014 as compared to $9.6 million in expense for the six months ended December 28, 2013. This change in other income (expense) was primarily related to a $8.3 million decrease in interest payments related to the redemption exchange make-whole payment in connection with the conversion of the convertible notes into common stock in the second quarter of fiscal year 2014. The change in other income (expense) also included a $1.6 million increase in foreign currency transaction losses during the six months ended December 27, 2014, as compared to the six months ended December 28, 2013, related to the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries.

Income Tax Provision
The income tax benefit of $38,000 and income tax provision of $0.9 million for the three and six months ended December 27, 2014, respectively, and the income tax provision of $1.4 million and $1.7 million for the three and six months ended December 28, 2013, respectively, relates primarily to our foreign operations. The decrease in the tax provision for the three and six months ended December 27, 2014 as compared to the three and six months ended December 28, 2013 is mainly attributable to the release of certain deferred tax liabilities and statute of limitation expirations.
The total amount of our unrecognized tax benefits as of December 27, 2014 and June 28, 2014 were approximately $4.0 million and $4.2 million, respectively. As of December 27, 2014, we had $3.5 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $1.4 million in the next twelve months.
On December 19, 2014, the President of the U.S. signed into law The Tax increase Prevention Act of 2014, which retroactively extends more than 50 expired tax provisions through 2014. Among the extended provisions is the Sec. 41 research credit for qualified research expenditures incurred through the end of 2014. The benefit of the reinstated credit did not impact the consolidated statement of operations in the period of enactment, which was the second quarter of fiscal year 2015, as the research and development credit carryforwards are offset by a full valuation allowance.

Income (Loss) from Discontinued Operations, Net of Tax
During the three and six months ended December 27, 2014 we recorded a loss from discontinued operations of $8.1 million and $8.5 million, respectively, related to the sale of the Zurich and Amplifier Businesses. This loss primarily related to the release of hold-back payments due from II-VI and II-VI Holdings B.V. On December 30, 2014, Oclaro Technology Limited entered into a Settlement Agreement with II-VI and II-VI Holdings B.V. regarding disposition of the amounts held back by the II-VI parties pursuant to the Share and Asset Purchase Agreements. Of the $10.0 million subject to hold-back until December 31, 2014, we received $2.35 million in January 2015 and we released II-VI from the remaining $7.65 million. We recorded the $7.65 million release of the hold-backs as a loss from discontinued operations within the condensed consolidated statement of operations during the three and six months ended December 27, 2014. In connection with the Settlement Agreement, we also agreed with the II-VI parties to a mutual release of certain claims related to the Share and Asset Purchase Agreements, and certain related documents and transactions.
During the three and six months ended December 28, 2013, we recorded income from discontinued operations of $69.5 million and $132.9 million, respectively, related to the sale of the Zurich and Amplifier Businesses. These gains consisted primarily of a $69.7 million gain on the sale of the Amplifier Business during the three and six months ended December 28, 2013, and a $62.8 million gain on the sale of the Zurich Business during the six months ended December 28, 2013.
The following table sets forth the results of the discontinued operations of our Zurich and Amplifier Businesses and the year-over-year increases (decreases) in our results:

	Three Months Ended			Six Months Ended
	December 27, 2014	December 28, 2013	Change	December 27, 2014	December 28, 2013	Change
	(Thousands)			(Thousands)
Revenues	$—	$6,869	$(6,869)	$—	$49,081	$(49,081)
Cost of revenues	—	5,528	(5,528)	163	37,836	(37,673)
Gross profit	—	1,341	(1,341)	(163)	11,245	(11,408)
Operating expenses	430	1,508	(1,078)	645	8,992	(8,347)
Other income (expense), net	(7,650)	69,705	(77,355)	(7,650)	130,855	(138,505)
Income (loss) from discontinued operations before income taxes	(8,080)	69,538	(77,618)	(8,458)	133,108	(141,566)
Income tax provision	—	—	—	—	163	(163)
Income (loss) from discontinued operations	$(8,080)	$69,538	$(77,618)	$(8,458)	$132,945	$(141,403)

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
Cash Flows from Operating Activities
Net cash used in operating activities for the six months ended December 27, 2014 was $29.3 million, primarily resulting from a net loss of $32.6 million and a $8.5 million decrease in cash due to changes in operating assets and liabilities, partially offset by non-cash adjustments of $11.8 million. The $8.5 million decrease in cash due to changes in operating assets and liabilities was comprised of a $7.4 million increase in accounts receivable, $6.9 million decrease in accrued expenses and other liabilities, a $4.4 million increase in inventories, $0.9 million decrease in accounts payable and a $0.4 million increase in other non-current assets, partially offset by a $11.4 million decrease in prepaid expenses and other current assets. The $11.8 million increase in cash resulting from non-cash adjustments primarily consisted of $9.7 million in depreciation and amortization, a $7.7 million loss from discontinued operations related to a Settlement Agreement that releases II-VI and II-VI Holdings B.V. from making certain hold-back payments due in connection with the sale of the Zurich and Amplifier Businesses, $3.0 million of expense related to stock-based compensation, partially offset by an $8.3 million gain in connection with the sale of the Komoro Business in the second quarter of fiscal year 2015 and $0.2 million from the amortization of a deferred gain from a sales-leaseback transaction in Caswell, U.K.

Net cash used in operating activities for the six months ended December 28, 2013 was $46.8 million, primarily resulting from non-cash adjustments of $109.7 million and a $1.9 million decrease in cash due to changes in operating assets and liabilities, partially offset by net income of $64.8 million. The $109.7 million decrease in cash resulting from non-cash adjustments primarily consisted of a $69.7 million gain on the sale of the Amplifier Business, a $62.8 million gain on the sale of the Zurich Business, $1.1 million from the amortization of deferred gain from sales-leaseback transactions, partially offset by $15.8 million in depreciation and amortization, $4.3 million related to the amortization and write-off of the issuance costs of the term loan, $2.0 million of expense related to stock-based compensation and $2.0 million related to non-cash flood-related impairments. The $1.9 million decrease in cash due to changes in operating assets and liabilities was comprised of a $29.0 million decrease in accounts receivable, a $7.8 million increase in accounts payable and a $1.4 million decrease in other non-current assets, offset by a $26.4 million increase in prepaid expenses and other current assets, an $8.7 million decrease in accrued expenses and other liabilities, and $5.0 million increase in inventories.
Cash Flows from Investing Activities

Net cash provided by investing activities for the six months ended December 27, 2014 was $5.3 million, primarily consisting of proceeds from the sale of the Komoro Business of $13.8 million, net of deal related costs, and a $0.7 million reduction in restricted cash, partially offset by $9.2 million used in capital expenditures.
Net cash provided by investing activities for the six months ended December 28, 2013 was $172.0 million, primarily consisting of $90.6 million proceeds from the sale of Zurich Business, $84.6 million from the sale of the Amplifier Business and a $0.5 million reduction in restricted cash, which were partially offset by $3.7 million used in capital expenditures.

Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended December 27, 2014 was $2.0 million, primarily consisting of $2.0 million in payments on capital lease obligations.
Net cash used in financing activities for the six months ended December 28, 2013 was $70.0 million, primarily consisting of $65.0 million in repayments on a term loan and our revolving credit facility, and $4.9 million in payments on capital lease obligations.
Credit Line and Notes
As of December 27, 2014, we had a $40.0 million revolving credit facility with Silicon Valley Bank. As of December 27, 2014, there were no amounts outstanding under this credit facility. See Note 6, Credit Line and Notes, for additional information regarding this credit facility.
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
Future Cash Requirements
As of December 27, 2014, we held $79.0 million in cash, restricted cash and short-term investments, comprised of $74.5 million in cash and cash equivalents, $4.4 million in restricted cash and $0.1 million of short-term investments; and we had working capital of $149.9 million.
On October 27, 2014, we completed the sale of our Komoro Business. We received 1.6 billion Japanese yen (approximately $14.8 million based on the exchange rate on October 27, 2014) at the closing and expect to receive an additional 250 million Japanese yen (approximately $2.3 million), which was paid into escrow and will be released to Oclaro Japan upon the earlier of six months after the closing or the completion by Oclaro Japan of certain transition services and after deduction for any indemnification amounts determined to be owed to Ushio Opto prior to release of the funds from escrow. In addition, we are subject to a post-closing net asset valuation adjustment. We determined that based on the net assets transferred to Ushio Opto during the second quarter of fiscal year 2015, we owed Ushio Opto a post-closing net asset valuation adjustment of $1.4 million, which is scheduled to be paid to Ushio Opto in the third quarter of fiscal year 2015.
On September 12, 2013, and November 1, 2013, we completed the sale of our Zurich and Amplifier Businesses, respectively, under which we initially expected to receive a total of $10.0 million in additional proceeds which were subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims. On December 30, 2014, Oclaro Technology Limited entered into a Settlement Agreement with II-VI and II-VI Holdings B.V. regarding disposition of the amounts held back by the II-VI parties. Of the $10.0 million subject to hold-back until December 31, 2014, we received $2.35 million in January 2015 and we released the remaining $7.65 million to II-VI Holdings B.V.
Based on our current cash and cash equivalent balances, together with our existing credit facility, we believe that we have sufficient funds to support our operations through the next 12 months, including costs associated with the implementation of our restructuring activities.
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

We have incurred significant operating losses from continuing operations and generated negative cash flows from operations for fiscal year 2014 and for the six months ended December 27, 2014. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon us having sufficient resources to operate our business. In addition to the availability of our cash resources as of December 27, 2014, the continued operation of our business is dependent upon our achieving cash flows expected to be generated from the execution of our current operating plan, including anticipated restructuring plans, together with amounts expected to be available under our Credit Agreement. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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
For additional information on the risks we face related to future cash requirements, see Item 1A. Risk Factors under “— Risks Related to Our Business — We have a history of large operating losses and we may not be able to achieve profitability in the future and maintain sufficient levels of liquidity,” included elsewhere in this Quarterly Report on Form 10-Q.
As of December 27, 2014, $57.8 million of the $79.0 million of our cash, cash equivalents, restricted cash and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for our Shanghai, China; Korean; and Japanese entities where closure will eventually follow our decision to exit certain businesses in fiscal year 2015.
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
INTEREST RATES
We finance our operations through a mixture of issuances of equity securities, finance leases, working capital and by drawing on our Credit Agreement. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed under our Credit Agreement and through our capital leases. At December 27, 2014, there were no amounts outstanding under our credit facility and $6.3 million outstanding under capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense by approximately $0.1 million.
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
As of December 27, 2014, our U.K. subsidiary had $3.4 million, net, in U.S. dollar denominated operating intercompany receivables, $28.9 million in U.S. dollar denominated accounts receivable, net of accounts payable, related to sales to external customers and purchases from suppliers, and $11.3 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $4.4 million (U.S. dollar strengthening), or loss of $4.4 million (U.S. dollar weakening) on the translation of these receivables and other cash balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
As of December 27, 2014, our Japan subsidiary had $53.7 million, net, in U.S. dollar denominated operating intercompany payables, $9.2 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $17.7 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $4.5 million (U.S. dollar weakening), or loss of $4.5 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
BANK LIQUIDITY RISK
As of December 27, 2014, we have approximately $74.5 million in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date. See also Note 3, Balance Sheet Details. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.
HEDGING PROGRAM
We are currently party to foreign currency forward contracts in an effort to mitigate a portion of our exposure to fluctuations between the U.S. dollar and the Japanese yen and between the U.S. dollar and the U.K. pound sterling. We do not currently hedge our exposure to the Chinese yuan or the Euro, but we may in the future if conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward contracts can have an adverse effect on our financial condition. During the three and six months ended December 27, 2014, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarter in which they were opened. In connection with these hedges, during the three and six months ended December 27, 2014, we recorded a $0.2 million loss and a $0.5 million loss, respectively, in gain (loss) in foreign currency transactions, net within our condensed consolidated statement of operations. As of December 27, 2014, we did not have any outstanding foreign currency forward contracts.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 27, 2014. The term “disclosure controls and procedures,” as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 27, 2014, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.
As disclosed in our Annual Report on Form 10-K for the year ended June 28, 2014, we identified a material weakness in our internal control over financial reporting such that our processes, procedures, and controls related to the review and analysis of inventory and property and equipment were not effective to ensure that certain amounts related to these financial statement accounts were accurately reported in a timely manner. Over the past two quarters, we have implemented several measures, including new comprehensive global inventory policies and procedures to ensure inventory is valued timely and accurately. We have also assigned new personnel to inventory accounting roles that have the experience and expertise to ensure control deficiencies do not reoccur. In addition, we have developed a global fixed asset policy which established requirements and guidelines for the performance of physical counts and valuation of fixed assets. Pursuant to this new policy, we will perform a full fixed asset count in fiscal year 2015. We have also taken steps to ensure that personnel assigned to fixed asset accounting roles have the experience and expertise to ensure control deficiencies do not reoccur. Our remediation efforts, including the testing of these controls, will continue throughout our fiscal year 2015. We expect that the material weakness will be remediated during fiscal year 2015 once these controls have been operational for a sufficient period of time to allow management to conclude that these controls are operating effectively.
Notwithstanding the ineffectiveness of our disclosure controls and procedures as of December 27, 2014 and the material weakness in our internal control over financial reporting that existed as of that date as described above, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the condensed consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with U.S. GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.
Except as noted in the preceding paragraphs of this Item 4, there was no change in our internal control over financial reporting during the three months ended December 27, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Raysung initially requested that the court award damages of RMB 4,796,531 (equivalent to approximately $0.8 million at the exchange rate in effect December 27, 2014), and requested that Oclaro Shenzhen take the finished products that are now stored in Raysung’s warehouse (the value of the finished product is RMB 13,505,162 (equivalent to approximately $2.2 million at the exchange rate in effect December 27, 2014) and requested that Oclaro Shenzhen pay its court fees in connection with this suit.
The Xi’an Court delivered an Asset Preservation Order which was served on Oclaro Shenzhen and the local Customs office. According to the Asset Preservation Order, Oclaro Shenzhen was ordered to maintain RMB 15,000,000 (equivalent to approximately $2.4 million at the exchange rate in effect December 27, 2014) or assets equivalent to the said amount during the litigation process, and the Customs office was ordered to restrict Oclaro Shenzhen's equipment from being exported before the Asset Preservation Order is lifted. On November 11, 2013, Oclaro Shenzhen entered into a settlement agreement. Under the terms of this settlement agreement, Oclaro Shenzhen agreed to pay $500,000 in payment of invoices for certain materials to Raysung and to work with Raysung to requalify it as a vendor for certain Oclaro Shenzhen manufacturing requirements, in consideration of which Raysung agreed to submit the settlement agreement to the Xi’an Court so it could issue a civil mediation agreement, apply for a discharge of the Asset Preservation Order and waive the right to bring any legal actions against Oclaro Shenzhen relating to these matters. Oclaro Shenzhen performed its obligations under the settlement agreement, however, on January 15, 2014, Raysung applied to the Xi’an Court to terminate the settlement agreement and add Oclaro, Inc. as a co-defendant in the original civil suit.

On March 26, 2014, the Xi’an Court froze RMB 15,000,000 (equivalent to approximately $2.4 million at the exchange rate in effect December 27, 2014) of cash held in Oclaro Shenzhen’s bank account in China. On April 30, 2014, Oclaro Shenzhen submitted a challenge to the jurisdiction of the Xi'an Court. On May 26, 2014, the Xi'an Court overruled the jurisdictional challenge. On June 4, 2014, Oclaro Shenzhen filed an appeal with the Shaanxi High Court to revoke the civil order of the Xi'an Court overruling Oclaro Shenzhen's jurisdictional challenge. The Shaanxi High Court held hearings on July 15, 2014 and July 30, 2014, and on August 20, 2014 sustained the Xi'an Court's civil order on jurisdiction and transferred the case back to the Xi'an Court for substantive proceedings. On September 22, 2014, Raysung amended its complaint in the Xi'an Court proceeding by increasing its claims to RMB 36.2 million (equivalent to approximately $5.9 million at the exchange rate in effect on December 27, 2014). On October 22, 2014, the Xi'an Court conducted a hearing on the substantive elements of Raysung's claims. At the same hearing, Oclaro Shenzhen filed counterclaims against Raysung for RMB 7.4 million (equivalent to approximately $1.2 million at the exchange rate in effect on December 27, 2014) of losses resulting from supply of products with unqualified materials. On December 17, 2014, the Xi'an Court conducted a hearing on the substantive elements of each party's claims against the other party. The Xi'an Court has not yet issued a decision or established a new hearing date. Oclaro,

Inc. and Oclaro Shenzhen believe that they have meritorious defenses to the claims made by Raysung and intend to defend this litigation vigorously.

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
On September 3, 2013, the parties agreed to settle the Westley, Moskal, and In re Oclaro Derivative matters for a total of $3.95 million, plus certain corporate governance changes. The money was paid entirely by our directors and officers liability insurance carriers. The fees awarded to the plaintiffs in these actions, or their respective counsel, were included in this amount. By Order dated August 13, 2014, the Court in the Westley matter gave its final approval to the settlement. By Order dated September 19, 2014, the Court in the In re Oclaro, Inc. Derivative Litigation gave its final approval to the settlement, which then became effective on December 1, 2014. By Order dated October 1, 2014, the Court approved the voluntary dismissal of the Moskal matter, terminating the state court derivative matters.

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
Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, during the six months ended December 27, 2014 and during the fiscal years ended June 28, 2014 and June 29, 2013, our three largest customers accounted for 46 percent, 43 percent and 38 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, during the second half of fiscal 2012, our revenues were adversely impacted by a significant change in demand expectations from a particular major customer. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.
Sales of older legacy products continue to represent a significant percentage of our total revenues and, if we do not increase the percentage of sales associated with new products, our revenues may not grow in the future or could decline.
The markets for our products are characterized by changing technology and continuing process development. The future of our business will depend in large part upon the continuing relevance of our technological capabilities, and our ability to introduce new products that address our customers’ requirements for more cost-effective and higher bandwidth solutions. Our inability to successfully launch or sustain new or next generation programs or product features that anticipate or adequately address future market trends and market transitions in a timely manner could materially adversely affect our revenues and financial results. We may also encounter competition from new or revised technologies that render our products less profitable or obsolete in our chosen markets, and our operating results may suffer. Furthermore, we cannot assure you that we will introduce new or next generation products in a timely manner, that these products will gain market acceptance, or that new product revenues will increase at a rate sufficient to replace declining legacy product revenues, and failure to do so could materially affect our operating results.
We have a history of large operating losses. We may not be able to achieve profitability in the future and as a result we may not be able to maintain sufficient levels of liquidity.
We have historically incurred losses and negative cash flows from operations since our inception. As of December 27, 2014, we had an accumulated deficit of $1,330.1 million. We incurred a loss from continuing operations of $24.2 million and negative cash flows from operations of $29.3 million during the six months ended December 27, 2014, and we incurred losses from continuing operations for the years ended June 28, 2014 and June 29, 2013 of $102.1 million and $120.3 million, respectively.
As of December 27, 2014, we held $79.0 million in cash, restricted cash and short-term investments, comprised of $74.5 million in cash and cash equivalents, $4.4 million in restricted cash and $0.1 million of short-term investments; and we had working capital, including cash, of $149.9 million. At December 27, 2014, we had debt of $6.3 million, consisting of capital leases.
During fiscal year 2013 and 2014, we executed a number of financing transactions in order to generate funds to help sustain our operations: we sold our interleaver and thin film filter business, executed a convertible debt transaction, and executed sales of product lines in order to generate additional capital. On May 6, 2013, we secured a short term loan from Providence Equity of $25.0 million (with net proceeds to us of $20.5 million after discounts and expenses) as a bridge to the conclusion of certain asset sales. In order to obtain the short term loan, we amended our Credit Agreement to add Providence as a term lender. In connection with this amendment, we agreed to complete certain asset sales and use the proceeds to repay amounts we have borrowed under the Credit Agreement by July 15, 2013. On August 21, 2013, we amended our Credit Agreement to extend the time frame within which we must complete such asset sales to make such repayments to September 2, 2013. The corresponding sale of our Zurich Business to II-VI was closed on September 12, 2013. We received proceeds of $90.6 million in cash on September 12, 2013 and an additional $2.9 million subject to a potential post-closing working capital adjustment, which was calculated based on the level of working capital in the Oclaro Switzerland GmbH subsidiary at the September 12, 2013 close versus a target based on working capital at June 29, 2013. We also received $1.4 million in January 2015 that had been held back from the purchase price by II-VI. We also received $5.0 million for a 30 day option to sell our Amplifier Business. On November 1, 2013, the sale of our Amplifier Business to II-VI and certain of its affiliates closed and we received $79.6 million in cash from II-VI. We also received $0.9 million in January 2015 that had been held back from the purchase price by II-VI.
Following the sale of the Zurich Business, we repaid all amounts outstanding under the Credit Agreement as required, and terminated the Credit Agreement on March 14, 2014. On March 28, 2014, we entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which the Bank provided us with a three-year revolving credit facility of up to $40.0 million. Under the Loan Agreement, advances are available based on up to 80 percent of “eligible accounts” as defined in the Loan Agreement.
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
Many of our new product samples for metro and long haul 100 GHz communication applications have been well received by potential customers of these products. As a result, we anticipate significant backlog for these new generation products. These newer generation products typically will have greater functionality and a smaller footprint, resulting in more complexity in the manufacturing process. This increased complexity will result in lower manufacturing yields or more difficult production to manufacture in volume. If we experience large demand for these products and are unable to manufacture them in sufficient volume, we would fall short of the planned output and revenue targets as we move from low volume sampling to manufacturing for commercial production. Our failure to meet our customer's requirements for these products could result in our customers postponing or canceling orders or seeking alternative suppliers for these products, which would adversely affect our results of operations.
Customer requirements for new products are increasingly challenging, which could lead to significant executional risk in designing such products.
Across the entire network, our customers are demanding increased performance from our products, at lower prices and in smaller and lower power designs. These requirements stretch the capabilities of our optical chips, packages and electronics to the limit of technical feasibility. In addition these demands are often customer specific, leading to numerous product variations. We enter our new product introduction (NPI) process with clear performance and cost goals. Because of the complexity of design requirements, executing on these goals is becoming increasingly difficult and less predictable. These difficulties could result in product sampling delays and/or missing targets on key specifications and customer requirements, leading to design losses. Our failure to meet our customers requirements for these products could result in our customers seeking alternative suppliers for these products, which would adversely affect our results of operations.

The majority of our long-term customer contracts do not commit customers to specified buying levels, and our customers may decrease, cancel or delay their buying levels at any time with little or no advance notice to us.
The majority of our customers typically purchase our products pursuant to individual purchase orders or contracts that do not contain purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, and the impact of any such actions may be intensified given our dependence on a small number of large customers. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short-term and long-term financial and operating goals and result in excess and obsolete inventory.
Our results of operations may suffer if we do not effectively manage our inventory, and we may continue to incur inventory-related charges.
We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements. Accurately forecasting customers’ product needs is difficult. Some of our products and supplies have in the past, and may in the future, become obsolete or be deemed excess while in inventory due to rapidly changing customer specifications or a decrease in customer demand. For example, following our acquisition of Opnext in July 2012, we reviewed the inventory we acquired from Opnext in the acquisition and, when we added that Opnext inventory to our preexisting inventory, we reduced the value of the Opnext inventory on our balance sheet by approximately $43.5 million (compared to its value on Opnext’s financial records as of the closing of the acquisition) to reflect our review. This reduced value was reflected in the inventory we reported in our financial statements for the quarter ended September 29, 2012. We also have exposure to contractual liabilities to our contract manufacturers for inventories purchased by them on our behalf, based on our forecasted requirements, which may become excess or obsolete. Our inventory balances also represent an investment of cash. To the extent our inventory turns are slower than we anticipate based on historical practice, our cash conversion cycle extends and more of our cash remains invested in working capital. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off non-saleable or obsolete inventory. We have from time to time incurred significant inventory-related charges. Any such charges we incur in future periods could materially and adversely affect our results of operations and our cash flow.
We may not be able to maintain or improve gross margin levels.
We may not be able to maintain or improve our gross margins, due to slow introductions of new products, the failure to effectively reduce the cost of existing products, the failure to improve our product mix, the potential for future macroeconomic or market volatility reducing sales volumes, changes in customer demand (including a change in product mix between different areas of our business) and pricing pressure from increased competition or other factors. Our gross margins can also be adversely impacted for reasons including, but not limited to, fixed manufacturing costs that would not be expected to decrease in proportion to any decrease in revenues; unfavorable production yields or variances; increases in costs of input parts and materials; the timing of movements in our inventory balances; warranty costs and related returns; changes in foreign currency exchange rates; possible exposure to inventory valuation reserves; the sale of our Komoro, Zurich and Amplifier Businesses, including procuring certain parts that were previously internally sourced but that we must now purchase externally; and failure to realize benefits of the recently completed transfer of certain manufacturing functions to Venture Corporation Limited ("Venture"). Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve profitability and sustainable cash flow from operations.
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

In order to remain competitive, we have been in the past and may be in the future required to agree to customer terms and conditions that may have an adverse effect on our financial condition and operating results.
Many of our customers have significant purchasing power and, accordingly, have requested more favorable terms and conditions, including extended payment terms, than we typically provide.  In order for us to remain competitive, we may be required to accommodate these requests, which may include granting terms that affect the timing of our receipt of cash.  As a result, these more favorable customer terms may have a material adverse effect on our financial condition and results of operations.
A lack of effective internal controls over our financial reporting could result in an inability to report our financial results accurately, which could lead to a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
In fiscal year 2013, in connection with establishing the fair values of certain assets and liabilities associated with our acquisition of Opnext, we identified a material weakness over controls related to our recording of the purchase under Accounting Standards Codification Topic 805, Business Combinations. In the fourth quarter of fiscal year 2013, we made adjustments to the fair value of certain items, including property and equipment, capital leases and intangible assets. As a result of these adjustments, management concluded that we did not maintain effective internal controls over financial reporting as of June 29, 2013, because the potential impact of these adjustments could have been material to our financial position and results of operations. During the year ended June 28, 2014, we hired new finance personnel and added oversight for the accounting of acquisitions and dispositions. Our remediation efforts, including the testing of these controls, continued throughout fiscal year 2014. This material weakness was considered remediated in the fourth quarter of fiscal year 2014, once these controls were shown to be operational for a sufficient period of time to allow management to conclude that these controls were operating effectively.
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
We have previously enacted a series of restructuring plans and cost reduction plans designed to reduce our manufacturing overhead and our operating expenses that have resulted in significant restructuring charges. Such charges have adversely affected, and will continue to adversely affect, our results of operations for the periods in which such charges have been, or will be, incurred. Additionally, actual costs have in the past, and may in the future, exceed the amounts estimated and provided for in our financial statements. Significant additional charges could materially and adversely affect our results of operations in the periods that they are incurred and recognized. In addition, certain restructuring activities will require significant cash commitments and will adversely affect our cash balances.
For instance, during fiscal years 2014 and 2013, we incurred $3.5 million and $5.1 million in restructuring charges, respectively, in connection with the transition of certain portions of our Shenzhen, China assembly and test operations to Venture. During the year ended June 28, 2014, we also incurred $13.2 million in restructuring charges in connection with the restructuring plan we initiated in the first quarter of fiscal year 2014 to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. We expect to incur an additional $2.0 million to $6.0 million, in aggregate, in restructuring charges over the remainder of fiscal year 2015 in connection with these restructuring plans.

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
We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. We currently also depend on a limited number of contract manufacturers, principally Fabrinet in Thailand, to manufacture certain of our products. We will also increasingly depend on Venture, having transferred portions of our Shenzhen assembly and test operations to Venture. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers other than Fabrinet and Venture. As a result, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Some of our suppliers that may be small or under-capitalized may experience financial difficulties that could prevent them from supplying us materials and equipment. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shut downs due to circumstances beyond their control such as earthquakes, floods, fires, labor unrest, political unrest or other natural disasters.
Fabrinet’s manufacturing operations are located in Thailand. In October 2011, due to flooding in Thailand, Fabrinet suspended operations at both of its factories that supply us with finished goods. Thailand has also been subject to political unrest in the recent past, including the temporary interruption of service at one of its international airports, and may again experience such political unrest in the future. If Fabrinet is unable to supply us with materials or equipment, or if it is unable to ship our materials or equipment out of Thailand due to future flooding or political unrest, this could materially adversely affect our ability to fulfill customer orders and our results of operations.
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
Beginning in June 2013, we have announced a series of events, transactions and restructuring plans, which have had a significant impact on our business. Among other things, we sold our Komoro, Zurich and Amplifier Businesses and announced a restructuring plan to focus our business on our core competencies. While we believe these events, transactions and plans will have a positive impact on our financial condition and results of operations, these changes will result in at least a significant near-term reduction in our revenues, could lead to a disruption in our operations and employee morale, could lead to unplanned attrition of employees, and adversely affect our ability to attract highly skilled employees. In addition, many of our senior management are relatively new. Since June 2013, we have appointed a new Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, and have hired a new Chief Commercial Officer, a new General Counsel, a new Principal Accounting Officer, a new Executive Vice President of Human Resources and a new President of our Integrated Photonics Division. We have also decreased the size of our Board of Directors from nine to seven. It is important to our success that our Chief Executive Officer continues building an effective management team and global organization. It may take some time for each of the new members of our management team to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results. If we experience these or other adverse consequences, fail to manage these transitions, do not find and retain experienced management personnel, or are otherwise unable to realize the expected benefits of our restructuring plan, our business, results of operations and financial condition would be materially and adversely affected and we may not be able to continue as a going concern over the long term.
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
If we raise funds through the issuance of equity, equity-linked or convertible debt securities, our stockholders may be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of securities held by existing stockholders. If we raise funds through the issuance of debt instruments, such as we did in December 2012 when we issued exchangeable bonds, the agreements governing such debt instruments may contain covenant restrictions that limit our ability to, among other things: (i) incur additional debt, assume obligations in connection with letters of credit, or issue guarantees; (ii) create liens; (iii) make certain investments or acquisitions; (iv) enter into transactions with our affiliates; (v) sell certain assets; (vi) redeem capital stock or make other restricted payments; (vii) declare or pay dividends or make other distributions to stockholders; and (viii) merge or consolidate with any entity. The exchangeable bonds were subsequently exchanged for common stock. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, develop or enhance our products, or otherwise respond to competitive pressures and operate effectively could be significantly limited.

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
Most of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Our manufacturing lines have passed our qualification standards, as well as our technical standards. However, our customers also require that our manufacturing lines pass their specific qualification standards and that we, and any subcontractors that we may use, be registered under international quality standards. In addition, we have in the past, and may in the future, encounter quality control issues as a result of relocating our manufacturing lines or introducing new products to fill production. We may be unable to obtain customer qualification of our manufacturing lines or we may experience delays in obtaining customer qualification of our manufacturing lines. Such delays or failure to obtain qualifications would harm our operating results and customer relationships. If we introduce new contract manufacturing partners and move any production lines from existing internal or external facilities, the new production lines will likely need to be re-qualified with our customers. Exposures to these risks could increase materially as a result of the transition of certain of our Shenzhen product lines to Venture in Malaysia.
As a result of our global operations, our business is subject to currency fluctuations that have adversely affected our results of operations in recent quarters and may continue to do so in the future.
Our financial results have been and will continue to be materially impacted by foreign currency fluctuations. At certain times in our history, declines in the value of the U.S. dollar versus the U.K. pound sterling and the Japanese yen have had a major negative effect on our margins and our cash flow. A significant portion of our expenses are denominated in U.K. pounds sterling and Japanese yen and substantially all of our revenues are denominated in U.S. dollars.
Fluctuations in the exchange rate between these currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. For example during the first six months of fiscal 2015, the Japanese yen depreciated approximately 19 percent relative to the U.S. dollar, impacting our manufacturing overhead and operating expenses. If the U.S. dollar stays the same or depreciates relative to the U.K. pound sterling and/or Japanese yen in the future, our future operating results may be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan or the Euro vary more significantly than they have to date.
We periodically engage in currency hedging transactions in an effort to cover some of our exposure to U.S. dollar to U.K. pound sterling and Japanese Yen currency fluctuations, and we may be required to convert currencies to meet our obligations. These transactions may not operate to fully hedge our exposure to currency fluctuations, and under certain circumstances, these transactions could have an adverse effect on our financial condition.
We may undertake divestitures of portions of our business, such as the divestiture of our Komoro Business, Zurich Business and our Amplifier Business, that require us to continue providing substantial post-divestiture transition services and support, which may cause us to incur unanticipated costs and liabilities and adversely affect our financial condition and results of operations.
From time to time, we consider divestitures of product lines or portions of our assets in order to streamline our business, focus on our core operations and raise cash. For example, on October 27, 2014, we sold our Komoro Business to Ushio. In addition, on September 12, 2013, we sold our Zurich Business to II-VI and on November 1, 2013, we sold our Amplifier Business to II-VI (See Note 5, Business Combinations and Dispositions, elsewhere in this Quarterly Report on Form 10-Q for further details). In connection with these divestitures, we entered into transition service, manufacturing service and supply agreements with both Ushio and II-VI to facilitate the ownership transition, collectively referred to as “transition agreements.” Pursuant to these transition agreements, we continue to manufacture certain products for II-VI and perform certain administrative functions for Ushio and II-VI. From time to time, substantial amounts of executive resources have been diverted from our core ongoing business to manage these transitions. For each of these divestitures, a material portion of the purchase price was held back to address post-closing claims, including claims related to our performance of the transition agreements. We received a portion of the hold-back from the sale of the Zurich Business during the third quarter of fiscal year 2014. We expected to receive an additional $10.0 million which was subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims related to the sale of the Zurich and Amplifier Businesses. On December 30, 2014, we entered into a Settlement Agreement with II-VI and II-VI Holdings B.V. regarding disposition of the amounts held back by the II-VI parties. Of the $10.0 million subject to hold-back until December 31, 2014, we received $2.35 million in January 2015 and we released the remaining $7.65 million to II-VI Holdings B.V. We continue to have a separate amount held-back related to our sale of the Komoro Business, which could be affected by our ability to properly discharge our transition agreement obligations. In order to perform under these transition agreements, on an interim basis, we have been required to retain certain employees and contractors, continue operating certain facilities, dedicate certain manufacturing capacity and maintain certain supplier agreements that have added additional costs and delayed our ability to fully restructure our operations to efficiently focus on our core ongoing business. If we fail to perform under any of these transition agreements, or if we do not successfully execute the restructuring of our operations after our transition agreement obligations have been fulfilled, our financial condition and results of operations could be harmed.
We may undertake acquisitions or mergers, that do not prove successful, which would materially and adversely affect our business, prospects, financial condition and results of operations.
From time to time, we consider acquisitions or mergers, collectively referred to as “acquisitions,” of other businesses, assets or companies that would complement our current product offerings, enhance our intellectual property rights or offer other competitive opportunities. For example, on March 26, 2012, we entered into an Agreement and Plan of Merger and Reorganization with Opnext, which was completed on July 23, 2012. However, in the future, we may not be able to identify suitable acquisition candidates at prices we consider appropriate. In addition, we are in an industry that is actively consolidating and, as a result, there is no guarantee that we will successfully and satisfactorily bid against third parties, including competitors, when we identify a critical target we want to acquire.
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
Our intellectual property portfolio is an important corporate asset. The steps we have taken and may take in the future to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. We cannot assure you that our competitors will not successfully challenge the validity of our patents or design products that avoid infringement of our proprietary rights with respect to our technology. There can be no assurance that other companies are not investigating or developing other similar technologies, that any patents will be issued from any application pending or filed by us, or that, if patents are issued, that the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, we cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights under those patents will provide a competitive advantage to us or that our products and technology will be adequately covered by our patents and other intellectual property. Further, the laws of certain regions in which our products are or may be developed, manufactured or sold, including Asia-Pacific, Southeast Asia and Latin America, may not be enforceable to protect our products and intellectual property rights to the same extent as the laws of the United States, the United Kingdom and continental European countries. This is especially relevant since we have transferred our assembly and test operations and chip-on-carrier operations, including certain engineering-related functions, to Shenzhen, China, and have recently completed the transition of portions of these assembly and test operations to Venture in Malaysia.
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
A significant portion of our assembly and test operations, chip-on-carrier operations and manufacturing and supply chain management operations are concentrated in our facility in Shenzhen, China. In addition, we have research and development related activities in Shenzhen, China. To be successful in China we will need to:

•	qualify our manufacturing lines and the products we produce in Shenzhen, as required by our customers; and

•	attract and retain qualified personnel to operate our Shenzhen facility.
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
In addition to the matters discussed in other risk factors included in our public filings, some of the events that could impact our stock price are:

•	fluctuations in our financial condition and results of operations, including our gross margins and cash flow;

•	changes in our business, operations or prospects;

•	hiring or departure of key personnel;

•	new contractual relationships with key suppliers or customers by us or our competitors;

•	proposed acquisitions and dispositions by us or our competitors;

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
We have been named as a party to derivative action lawsuits in the past, and we may be named in additional litigation in the future, all of which would require significant management time and attention and result in significant legal expenses and could result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
When the market price of a stock experiences a sharp decline, as has happened to us in the past, holders of that stock have often brought securities class action litigation against the company that issued the stock. Several securities class action lawsuits have been filed against us and certain of our current and former officers and directors. Other class action lawsuits have been initiated in the past against Opnext, us and certain of our respective current and former officers and directors as purported derivative actions. The securities class action complaints alleged violations of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the Securities and Exchange Commission. Each purported derivative complaint alleged, among other things, counts for breaches of fiduciary duty, waste, and unjust enrichment. The courts recently approved the settlement of these lawsuits and the settlements became final. For a description of these lawsuits, see Part II, Item 1, Legal Proceedings, "Class Action" in this Quarterly Report on Form 10-Q. If new litigation of this type were to be initiated in the future, such litigation would likely divert the time and attention of our management and could cause us to incur significant expense in defending against the litigation. In addition, if any such suits were resolved in a manner adverse to us, the damages we could be required to pay may be substantial and could have an adverse impact on our results of operations and our ability to operate our business.
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
As of December 27, 2014, we had $3.0 million in other intangible assets and $41.7 million of property and equipment, net on our condensed consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the other intangible assets and the implied fair value of the other intangible assets in the period in which such determination is made. The testing of other intangible assets for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.
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
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), the Securities and Exchange Commission (SEC) adopted a new rule requiring public companies to disclose the use of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The new rule, which went into effect for calendar year 2013 and required a disclosure report to be filed with the SEC by June 2, 2014, requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo (DRC) or an adjoining country. Portions of the new rule have been challenged in the courts and may be subject to further interpretation and amendment either of which could impose additional or different obligations on us. The new rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacturing of our products. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. If we cannot determine that our products exclude conflict minerals sourced from the DRC or adjoining countries, some of our customers may discontinue, or materially reduce, purchases of our products, which could negatively affect our results of operations.
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

OCLARO, INC. (Registrant)

February 5, 2015	By:	/s/ GREG DOUGHERTY
Greg Dougherty Chief Executive Officer (Principal Executive Officer)

February 5, 2015	By:	/s/ PETE MANGAN
Pete Mangan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

3.1	Amended and Restated By-Laws of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference.)
3.2	Oclaro, Inc. Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on August 1, 2014 and incorporated herein by reference.)
10.64(1)	Settlement Agreement, dated December 30, 2014, entered into by Oclaro Technology Limited, II-VI Incorporated and II-VI Holdings B.V.
10.65(1)(2)	Offer Letter of Lisa Paul, Executive Vice President, Human Resources, dated October 8, 2014.
10.66(2)
Oclaro, Inc. Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (previously filed as Annex A to our Proxy Statement for our 2014 Annual Meeting of Stockholders on November 14, 2014 and incorporated herein by reference.)

10.67(1)(2)	Oclaro, Inc. Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan, Form of Restricted Stock Unit Agreement
10.68(1)(2)	Oclaro, Inc. Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan, Form of Stock Option Agreement
10.69(1)(2)	Oclaro, Inc. Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan, Form of Performance Stock Unit Agreement
31.1(1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2(1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1(1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2(1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.

(3)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.