Form 10-Q
period 2015-03-28
OCLARO, INC.
filed 2015-05-07
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒
109,803,216 shares of common stock outstanding as of May 1, 2015

OCLARO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 28, 2015	June 28, 2014
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$119,809	$98,973
Restricted cash	4,101	5,055
Short-term investments	—	95
Accounts receivable, net of allowances for doubtful accounts and sales returns of $2,534 and zero, respectively, as of March 28, 2015, and $2,750 and $579, respectively, as of June 28, 2014; and including $799 and $2,706 due from related parties as of March 28, 2015 and June 28, 2014, respectively	81,440	82,872
Inventories	65,346	71,099
Prepaid expenses and other current assets	24,322	45,275
Total current assets	295,018	303,369
Property and equipment, net	41,401	50,768
Other intangible assets, net	2,792	8,536
Other non-current assets	3,059	3,012
Total assets	$342,270	$365,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $4,315 and $4,483 due to related parties at March 28, 2015 and June 28, 2014, respectively	$57,757	$71,283
Accrued expenses and other liabilities	36,260	51,492
Capital lease obligations, current	3,923	5,387
Total current liabilities	97,940	128,162
Deferred gain on sale-leaseback	8,697	10,711
Convertible notes payable	61,673	—
Capital lease obligations, non-current	1,688	4,539
Other non-current liabilities	10,346	14,345
Total liabilities	180,344	157,757
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 175,000 shares authorized; 109,798 shares issued and outstanding at March 28, 2015 and 107,779 shares issued and outstanding at June 28, 2014	1,098	1,077
Additional paid-in capital	1,463,016	1,458,487
Accumulated other comprehensive income	38,135	45,864
Accumulated deficit	(1,340,323)	(1,297,500)
Total stockholders’ equity	161,926	207,928
Total liabilities and stockholders’ equity	$342,270	$365,685

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(Thousands, except per share amounts)
Revenues, including $1,176 and $3,146 from related parties for the three and nine months ended March 28, 2015, respectively and $1,809 and $6,510 from related parties for the three and nine months ended March 29, 2014, respectively	$83,023	$95,398	$259,084	$294,960
Cost of revenues	70,323	84,298	218,209	255,729
Gross profit	12,700	11,100	40,875	39,231
Operating expenses:
Research and development	11,732	14,624	37,366	49,135
Selling, general and administrative	12,048	17,437	41,108	56,944
Amortization of other intangible assets	194	418	881	1,259
Restructuring, acquisition and related (income) expense, net	2,246	3,068	(4,062)	12,666
Flood-related (income) expense, net	—	(1,657)	—	(1,797)
(Gain) loss on sale of property and equipment	(138)	(326)	233	331
Total operating expenses	26,082	33,564	75,526	118,538
Operating loss	(13,382)	(22,464)	(34,651)	(79,307)
Other income (expense):
Interest income (expense), net	(599)	(29)	(792)	(9,114)
Gain (loss) on foreign currency transactions, net	2,892	625	207	(446)
Other income (expense), net	366	(56)	1,250	493
Total other income (expense)	2,659	540	665	(9,067)
Loss from continuing operations before income taxes	(10,723)	(21,924)	(33,986)	(88,374)
Income tax (benefit) provision	(537)	745	379	2,471
Loss from continuing operations	(10,186)	(22,669)	(34,365)	(90,845)
Income (loss) from discontinued operations, net of tax	—	(252)	(8,458)	132,693
Net income (loss)	$(10,186)	$(22,921)	$(42,823)	$41,848
Basic and diluted net income (loss) per share:
Loss per share from continuing operations	$(0.09)	$(0.22)	$(0.32)	$(0.94)
Income (loss) per share from discontinued operations	—	—	(0.08)	1.37
Basic and diluted net income (loss) per share	$(0.09)	$(0.22)	$(0.40)	$0.43
Shares used in computing net income (loss) per share:
Basic	108,357	105,487	107,818	96,552
Diluted	108,357	105,487	107,818	96,552
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(Thousands)
Net income (loss)	$(10,186)	$(22,921)	$(42,823)	$41,848
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	224	—	209	(39)
Currency translation adjustments	(4,945)	(23)	(8,528)	(64)
Pension adjustment, net of tax benefits	11	15	590	5,848
Total comprehensive income (loss)	$(14,896)	$(22,929)	$(50,552)	$47,593
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 28, 2015	March 29, 2014
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(42,823)	$41,848
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred gain on sale-leaseback	(684)	(1,594)
Amortization and write-off of issuance costs in connection with term loan	—	4,293
Amortization of debt discount and issuance costs in connection with convertible notes payable	99	—
Gain on sale of Komoro Business	(8,315)	—
Gain on sale of Zurich Business	—	(63,214)
Gain on sale of Amplifier Business	—	(69,069)
Gain on sale of assets	223	(660)
Adjustment to the hold-backs related to the sales of the Zurich and Amplifier Businesses	7,650	—
Depreciation and amortization	14,122	21,567
Flood-related non-cash losses	—	2,011
Stock-based compensation expense	4,617	5,015
Other non-cash adjustments	161	1,376
Changes in operating assets and liabilities:
Accounts receivable, net	(7,887)	32,051
Inventories	(4,639)	4,129
Prepaid expenses and other current assets	7,001	(20,843)
Other non-current assets	(925)	1,284
Accounts payable	499	(8,338)
Accrued expenses and other liabilities	(8,370)	(15,242)
Net cash used in operating activities	(39,271)	(65,386)
Cash flows from investing activities:
Purchases of property and equipment	(13,809)	(6,074)
Proceeds from sale of Komoro Business	12,335	—
Proceeds from sale of Amplifier Business	940	84,600
Proceeds from sale of Zurich Business	1,410	93,545
Proceeds from sale of short-term investments and other assets	141	2,120
Transfer from restricted cash	940	(1,938)
Net cash provided by investing activities	1,957	172,253
Cash flows from financing activities:
Proceeds from issuance of common stock, net	21	(59)
Proceeds from the sale of convertible notes, net	61,587	—
Payments on capital lease obligations	(2,953)	(6,056)
Repayments on borrowings under credit line and term loan	—	(64,964)
Net cash provided by (used in) financing activities	58,655	(71,079)
Effect of exchange rate on cash and cash equivalents	(505)	(2,982)
Net increase in cash and cash equivalents	20,836	32,806
Cash and cash equivalents at beginning of period	98,973	84,635
Cash and cash equivalents at end of period	$119,809	$117,441

Supplemental disclosures of non-cash transactions:
Issuance of common stock in connection with exercise of convertible notes	$—	$23,050

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
The accompanying unaudited condensed consolidated financial statements of Oclaro as of March 28, 2015 and for the three and nine months ended March 28, 2015 and March 29, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three and nine months ended March 28, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 27, 2015.
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

Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ending June 27, 2015 will be a 52 week year, with the quarter ended March 28, 2015 being a 13 week quarterly period. Our fiscal year ended June 28, 2014 was a 52 week year, with the quarter ended March 29, 2014 being a 13 week quarterly period.
Reclassifications
For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications did not affect our consolidated revenues, net income (loss), cash flows, cash and cash equivalents or stockholders’ equity as previously reported.

NOTE 2. RECENT ACCOUNTING STANDARDS
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under ASU 2015-03, debt issuance costs are required to be presented as a direct deduction of debt balances on the balance sheet. This new standard does not affect the recognition and measurement of debt issuance costs. ASU 2015-03 will be effective on a retrospective basis, as a change in accounting principle, for years beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. We are currently evaluating the impact that the implementation of this standard will have on our financial statements.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. This guidance is effective for us prospectively in the first quarter of fiscal year 2017. We are currently evaluating the impact that the implementation of this standard will have on our financial statements.
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
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results be reported as discontinued operations. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. We early adopted this guidance in our first quarter of fiscal year 2015. In accordance with this guidance, our sale of the Komoro Business does not meet the definition of a discontinued operation. We consider this sale as an individually material disposal and have expanded our disclosures related to this transaction, including presenting the pre-tax profit (loss) of the Komoro Business for the nine months ended March 28, 2015 and the three and nine months ended March 29, 2014, respectively.

NOTE 3. BALANCE SHEET DETAILS
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	March 28, 2015	June 28, 2014
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$118,594	$97,759
Money market funds	1,215	1,214
	$119,809	$98,973
As of March 28, 2015, we had restricted cash of $4.3 million, including $0.2 million in other non-current assets, consisting of collateral for the performance of our obligations under certain lease facility agreements and $2.4 million (equivalent to RMB 15 million) of cash held in Oclaro Shenzhen’s bank account in China that was frozen by the Xi'an Court in connection with our litigation with Xi’an Raysung Photonics Inc. (see Note 8, Commitments and Contingencies, for additional details regarding this litigation.)
The following table provides details regarding our inventories at the dates indicated:

	March 28, 2015	June 28, 2014
	(Thousands)
Inventories:
Raw materials	$17,210	$20,036
Work-in-process	19,987	20,505
Finished goods	28,149	30,558
	$65,346	$71,099
In connection with our sale of the Komoro Business, we transferred approximately $4.6 million in inventories to Ushio Opto during the second quarter of fiscal year 2015.
The following table provides details regarding our property and equipment, net at the dates indicated:

	March 28, 2015	June 28, 2014
	(Thousands)
Property and equipment, net:
Buildings and improvements	$11,489	$12,989
Plant and machinery	30,055	47,247
Fixtures, fittings and equipment	5,623	9,701
Computer equipment	12,110	13,723
	59,277	83,660
Less: Accumulated depreciation	(17,876)	(32,892)
	$41,401	$50,768
In connection with our sale of the Komoro Business, we transferred approximately $3.7 million in property and equipment to Ushio Opto during the second quarter of fiscal year 2015.
Property and equipment includes assets under capital leases of $5.6 million at March 28, 2015 and $9.9 million at June 28, 2014, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense.

The following table summarizes the activity related to our other intangible assets for the nine months ended March 28, 2015:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Amortization	Total
	(Thousands)
Balance at June 28, 2014	$8,267	$4,660	$5,143	$915	$3,338	$(13,787)	$8,536
Sale of Komoro Business	(1,904)	—	(2,545)	—	—	—	(4,449)
Amortization	—	—	—	—	—	(881)	(881)
Translations and adjustments	(110)	(107)	(197)	—	—	—	(414)
Balance at March 28, 2015	$6,253	$4,553	$2,401	$915	$3,338	$(14,668)	$2,792
In connection with the sale of our Komoro Business, we transferred other intangible assets with a book value of $4.4 million to Ushio Opto during the second quarter of fiscal year 2015.
With the sale of our Komoro Business, we expect the amortization of intangible assets to be $1.0 million for fiscal year 2015, $0.8 million for each fiscal year 2016 through 2017, $0.7 million for fiscal year 2018, $0.1 million for fiscal year 2019 and $0.1 million thereafter, based on the current level of our other intangible assets as of March 28, 2015.
The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	March 28, 2015	June 28, 2014
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$5,342	$18,612
Compensation and benefits related accruals	9,399	10,242
Warranty accrual	3,270	4,672
Accrued restructuring, current	2,459	2,220
Purchase commitments in excess of future demand, current	4,180	—
Other accruals	11,610	15,746
	$36,260	$51,492
In connection with our sale of the Komoro Business, we transferred approximately $2.4 million in accrued expenses and other liabilities to Ushio Opto during the second quarter of fiscal year 2015.
The following table summarizes the activity related to our accrued restructuring charges for the nine months ended March 28, 2015:

	Lease Cancellations, Commitments and Other Charges	Termination Payments to Employees and Related Costs	Total Accrued Restructuring Charges
	(Thousands)
Balance at June 28, 2014	$1,881	$962	$2,843
Charged to restructuring costs	(121)	4,385	4,264
Paid or other adjustments	(1,491)	(3,157)	(4,648)
Balance at March 28, 2015	$269	$2,190	$2,459
Current portion	269	2,190	2,459
Non-current portion	—	—	—
The current portion of accrued restructuring liabilities is included in the caption accrued expenses and other liabilities in the condensed consolidated balance sheet.
During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the three and nine months ended March 28, 2015, we recorded restructuring charges of $1.5 million and $1.7 million, respectively, in connection with this restructuring plan. The restructuring charges for the three months ended

March 28, 2015 relate to workforce reductions. The restructuring charges for the nine months ended March 28, 2015 include $1.8 million related to workforce reductions and a $0.1 million reversal of restructuring charges related to revised estimates for lease cancellations and commitments. During the three and nine months ended March 28, 2015, we made scheduled payments of $0.3 million and $2.0 million, respectively. During the three and nine months ended March 29, 2014, we recorded restructuring charges of $2.2 million and $8.0 million, respectively, in connection with this restructuring plan. The restructuring charges during the three and nine months ended March 29, 2014 related primarily to workforce reductions. During the three and nine months ended March 29, 2014, we made scheduled payments of $4.2 million and $7.3 million, respectively, to settle a portion of these restructuring liabilities. As of March 28, 2015, we had $1.7 million in accrued restructuring liabilities related to this restructuring plan.
In connection with the acquisition of Opnext, we initiated a restructuring plan to integrate our acquisition of Opnext. We recorded no restructuring charges related to this plan during the current year. During the three and nine months ended March 29, 2014, we recorded restructuring charges of zero and $1.1 million, respectively, in connection with this restructuring plan. The restructuring charges recorded in fiscal year 2014 included $0.9 million in external consulting charges and professional fees associated with reorganizing the infrastructure and $0.1 million in revised estimates related to lease cancellations and commitments. During the three and nine months ended March 29, 2014, we made scheduled payments of $0.2 million and $2.2 million, respectively, to settle these restructuring liabilities. As of March 28, 2015, we had no further accrued restructuring liabilities related to this restructuring plan.
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of a portion of our Shenzhen, China manufacturing operations to Venture Corporation Limited ("Venture"). This transition occurred in a phased and gradual transfer of certain products and was recently completed. In connection with this transition, during the three and nine months ended March 28, 2015, we recorded restructuring charges related to employee separation charges of $0.8 million and $2.6 million, respectively. During the three and nine months ended March 28, 2015, we made scheduled payments of $0.2 million and $2.3 million, respectively, to settle a portion of these restructuring liabilities. During the three and nine months ended March 29, 2014, we recorded restructuring charges related to employee separation charges of $0.9 million and $2.7 million, respectively. During the three and nine months ended March 29, 2014, we made scheduled payments of $1.5 million and $3.8 million, respectively, to settle a portion of these restructuring liabilities. As of March 28, 2015, we had $0.7 million in accrued restructuring liabilities related to this restructuring plan.
We expect to incur an additional $3.0 million to $5.0 million, in aggregate, in restructuring charges in the fourth quarter of fiscal year 2015 in connection with these restructuring plans.
The following table presents the components of accumulated other comprehensive income at the dates indicated:

	March 28, 2015	June 28, 2014
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$37,962	$46,490
Unrealized loss on marketable securities	—	(209)
Japan defined benefit plan	173	(417)
	$38,135	$45,864

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
Our cash equivalents are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most marketable securities and money market securities.
The contingent obligation related to the make-whole premium on our 6.00% Convertible Senior Notes was valued using a binomial lattice valuation model which estimated the value based on the probability and timing of conversion. As of February 19, 2015, the date of the debt issuance, and as of March 28, 2015, the fair value of this contingent obligation is estimated at 0. The contingent obligation will continue to be revalued each reporting period and classified within Level 3 of the fair value hierarchy.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at March 28, 2015:

	Fair Value Measurement at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$1,215	$—	$—	$1,215
Total assets measured at fair value	$1,215	$—	$—	$1,215

(1)	Excludes $118.6 million in cash held in our bank accounts at March 28, 2015.

NOTE 5. BUSINESS COMBINATIONS AND DISPOSITIONS
Sale of Komoro, Japan Industrial and Consumer Business ("Komoro Business")
On August 5, 2014, Oclaro Japan, Inc., our wholly-owned subsidiary (“Oclaro Japan”), entered into a Master Separation Agreement (“MSA”) with Ushio Opto and Ushio, Inc. (“Ushio”), whereby Ushio Opto agreed to acquire the industrial and consumer business of Oclaro Japan located at its Komoro, Japan facility (the “Komoro Business”), by means of an absorption-type demerger under the Japanese Companies Act. On October 27, 2014, the sale was completed. Initial consideration for this transaction consisted of 1.85 billion Japanese yen (approximately $17.1 million based on the exchange rate on October 27, 2014) in cash, of which 1.6 billion Japanese yen (approximately $14.8 million based on the exchange rate on October 27, 2014) was paid at the closing and 250 million Japanese yen (approximately $2.1 million based on the exchange rate on April 24, 2015) was paid into escrow and was released to Oclaro Japan on April 24, 2015. In addition, under the MSA, we are subject to a post-closing net asset valuation adjustment. We determined that based on the net assets transferred to Ushio Opto during the second quarter of fiscal year 2015, we owed Ushio Opto a post-closing net asset valuation adjustment of $1.4 million, which was paid to Ushio Opto in the third quarter of fiscal year 2015.
In connection with the sale of the Komoro Business, we transferred net assets with a book value of $6.3 million to Ushio Opto, consisting of $3.4 million in accounts receivable, $4.6 million in inventories, $0.9 million in prepaid expenses and other current assets, $3.7 million in property, plant and equipment, $4.4 million in other intangible assets, $5.9 million in accounts payable, $2.9 million in accrued expenses, other liabilities and capital lease obligations, and $1.9 million in other non-current liabilities. We also incurred $1.0 million in legal fees and other administrative costs related to this transaction. During the second quarter of fiscal year 2015, the transfer of net assets was complete and we recognized a gain of $8.3 million within restructuring, acquisition and related (income) expense, net in the condensed consolidated statements of operations.
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
Income from continuing operations before income taxes attributable to the Komoro Business was $1.3 million for the nine months ended March 28, 2015 (up through October 27, 2014, the date the sale was completed), and $1.6 million and $4.4 million for the three and nine months ended March 29, 2014, respectively.
Sale of Amplifier Business
On October 10, 2013, Oclaro Technology Limited entered into an Asset Purchase Agreement with II-VI, whereby Oclaro Technology Limited agreed to sell to II-VI and certain of its affiliates its Amplifier Business for $88.6 million in cash. The transaction closed on November 1, 2013. Consideration, valued initially at $88.6 million, consisted of $79.6 million in cash, which was received on November 1, 2013, $4.0 million which was subject to hold-back by II-VI until December 31, 2014 to address any post-closing claims and $5.0 million related to the exclusive option, which was received on September 12, 2013 and was credited against the purchase price upon closing of the sale. On December 30, 2014, Oclaro Technology Limited entered into a Settlement Agreement with II-VI and II-VI Holdings B.V. regarding disposition of the amounts held back by the II-VI parties pursuant to the Asset Purchase Agreement. Of the $4.0 million subject to hold-back until December 31, 2014, we received $0.9 million in January 2015 and we released II-VI from the remaining $3.1 million. We recorded the $3.1 million release of the hold-back as a loss from discontinued operations within the condensed consolidated statement of operations during the second quarter of fiscal year 2015. In connection with the Settlement Agreement, we also agreed with the II-VI parties to a mutual release of certain claims related to the Asset Purchase Agreement, and certain related documents and transactions.
We classified the sale of our Amplifier Business as a discontinued operation as of September 12, 2013, the date we committed to sell the business.
The following table presents the statements of operations for the discontinued operations of the Amplifier Business:

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(Thousands)
Revenues	$—	$—	$—	$35,185
Cost of revenues	—	—	—	26,243
Gross profit	—	—	—	8,942
Operating expenses	—	—	161	5,576
Other income (expense), net	—	(636)	(3,060)	69,069
Income (loss) from discontinued operations before income taxes	—	(636)	(3,221)	72,435
Income tax provision	—	—	—	—
Income (loss) from discontinued operations	$—	$(636)	$(3,221)	$72,435
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
We received proceeds of $90.6 million in cash on September 12, 2013, and $2.9 million in cash during the third quarter of fiscal year 2014 which related to a final settlement of the post-closing working capital adjustment. We were also scheduled to receive an additional $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims. On December 30, 2014, we entered into a Settlement Agreement with II-VI and II-VI Holdings B.V. regarding disposition of the amounts held back by the II-VI parties pursuant to the Share and Asset Purchase Agreement. Of the $6.0 million subject to hold-back until December 31, 2014, we received $1.4 million in January 2015 and we released II-VI from the remaining $4.6 million. We recorded the $4.6 million release of the hold-back as a loss from discontinued operations within the condensed consolidated statement of operations during the second quarter of fiscal year 2015. In connection with the

Settlement Agreement, we also agreed with the II-VI parties to a mutual release of certain claims related to the Share and Asset Purchase Agreement, and certain related documents and transactions.
We classified the sale of our Zurich Business as a discontinued operation as of September 12, 2013.
The following table presents the statements of operations for the discontinued operations of the Zurich Business:

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(Thousands)		(Thousands)
Revenues	$—	$—	$—	$13,896
Cost of revenues	—	—	163	11,593
Gross profit	—	—	(163)	2,303
Operating expenses	—	—	484	3,416
Other income (expense), net	—	884	(4,590)	62,034
Income (loss) from discontinued operations before income taxes	—	884	(5,237)	60,921
Income tax provision	—	500	—	663
Income (loss) from discontinued operations	$—	$384	$(5,237)	$60,258
This acquisition is more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included in our 2014 Annual Report on Form 10-K.

NOTE 6. CREDIT LINE AND NOTES
6.00% Convertible Senior Notes due 2020 ("6.00% Notes")
On February 12, 2015, we entered into a Purchase Agreement (the “Purchase Agreement”), with Jefferies LLC (the “Initial Purchaser”), pursuant to which we agreed to issue and sell to the Initial Purchaser up to $65.0 million in aggregate principal Convertible Senior Notes due 2020 (the “6.00% Notes”). On February 19, 2015, we closed the private placement of $65.0 million aggregate principal amount of the 6.00% Notes. The 6.00% Notes were sold at 100 percent of par, resulting in net proceeds of approximately $61.6 million, after deducting the Initial Purchaser’s discounts of $3.4 million. We also incurred offering expenses of $0.6 million. The net proceeds of this offering will be used for general corporate purposes, including working capital for, among other things, investing in development of new products and technologies.
The Notes will mature on February 15, 2020 and will bear interest at a fixed rate of 6.00 percent per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. During the three and nine months ended March 28, 2015, we recorded $0.5 million in interest expense related to these 6.00% Notes.
The Purchase Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we, on the one hand, and the Initial Purchaser, on the other, have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).
The 6.00% Notes are governed by an Indenture, dated February 19, 2015 (the “Indenture”), entered into between us and U.S. Bank National Association, as trustee (the “Trustee”). The Indenture contains affirmative and negative covenants that, among other things, limits our ability to incur, assume or guarantee additional indebtedness; create liens; sell or otherwise dispose of substantially all of our assets; and enter into mergers and consolidations. The Indenture also contains customary events of default. Upon the occurrence of certain events of default, the Trustee or the holders of the 6.00% Notes may declare all outstanding 6.00% Notes to be due and payable immediately.
Prior to February 15, 2018, in the event that the last reported sale price of our common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date we receive a notice of conversion exceeds the conversion price in effect on each such trading day, we will, in addition to delivering shares upon conversion by the holder of 6.00% Notes, together with cash in lieu of fractional shares, make an interest make-whole payment in cash equal to the sum of the remaining scheduled payments of interest on the 6.00% Notes to be converted through February 15, 2018.
Any holder that converts its 6.00% Notes in connection with a make-whole fundamental change, as defined in the Indenture, will not receive the interest make-whole payment but will instead receive the additional shares set forth in the Indenture.
Prior to February 15, 2018, we may not redeem the 6.00% Notes. On or after February 15, 2018, we may redeem for cash all of the 6.00% Notes if the last reported sale price per share of our common stock has been at least 130 percent of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five trading days prior to the date on which we provide notice of redemption. The redemption price will equal (i) 100 percent of the principal amount of the Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date plus (iii) the sum of the present values of each of the remaining scheduled payments of interest that would have been made on the 6.00% Notes to be redeemed had such 6.00% Notes remained outstanding from the redemption date to the maturity date (excluding interest accrued to, but excluding, the redemption date that is otherwise paid pursuant to the immediately preceding clause (ii)).
Upon the occurrence of a fundamental change, subject to certain conditions, each holder of the 6.00% Notes will have the option to require that we purchase all or a portion of such holder’s Notes in cash at a purchase price equal to 100 percent of the principal amount of the 6.00% Notes to be purchased plus any accrued and unpaid interest, including additional interest, if any, to, but excluding, the fundamental change purchase date.
Our contingent obligation to make a make-whole payment in the event of an early conversion by the holders of the 6.00% Notes, or at our election to redeem the 6.00% Notes for cash, are both considered embedded derivatives. As of February 19, 2015, the date of the debt issuance, and as of March 28, 2015, the fair value of the embedded derivatives is estimated at zero. The estimated fair value of the embedded derivatives was determined by using a binomial lattice approach to determine the probability and timing of a conversion or redemption.
On February 19, 2015, we also entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the Initial Purchaser to provide the holders of the 6.00% Notes with registration rights with respect to shares of common stock that have been issued upon conversion of the 6.00% Notes and are then outstanding, but only if Rule 144 under the Securities Act is unavailable to holders of the 6.00% Notes who are not affiliates of ours on and following the date that is six months after the original issuance date of the 6.00% Notes.
On February 19, 2015, we entered into a Consent and First Loan Modification Agreement (the “Amendment”) with Silicon Valley Bank (“SVB”). The Amendment modifies the Loan and Security Agreement, dated as of March 28, 2014, by and among us, Oclaro Technology Limited and SVB to allow the cash payments provided for in the Indenture and the 6.00% Notes and include the 6.00% Notes as permitted indebtedness.
The following table sets forth balance sheet information related to the 6.00% Notes at March 28, 2015:

March 28, 2015
(Thousands)
Principal value of the liability component	$65,000
Unamortized value of the debt discount	(3,327)
Net carrying value of the liability component	$61,673
At March 28, 2015, the $3.3 million debt discount is recorded in convertible notes payable and the $0.6 million issuance costs are recorded within other non-current assets within the condensed consolidated balance sheet.
Silicon Valley Bank Credit Facility
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
If the Loan Agreement terminates prior to its maturity date, we will pay a termination fee equal to 1.00 percent of the total credit facility if such termination occurs in the first year after closing, 0.75 percent of the total credit facility if such termination occurs in the second year after closing and 0.50 percent of the total credit facility if such termination occurs in the third year after closing. The maturity date of the Loan Agreement is March 28, 2017. At March 28, 2015, there were no amounts outstanding under the Loan Agreement.

The Loan Agreement is more fully discussed in Note 7, Credit Line and Notes, to our consolidated financial statements included in our 2014 Form 10-K.
Wells Fargo Credit Line and Term Loan
On August 2, 2006, we entered into a Credit Agreement with Wells Fargo Capital Finance, Inc. (“Wells Fargo”) and certain other lenders (the “Credit Agreement”).
From time to time, we amended and restated the Credit Agreement, before terminating the agreement on March 14, 2014. The Credit Agreement is more fully discussed in Note 7, Credit Line and Notes, to our consolidated financial statements included in our 2014 Form 10-K.
7.50% Exchangeable Senior Secured Second Lien Notes ("7.50% Notes")
On December 14, 2012, we closed the private placement of $25.0 million aggregate principal amount 7.50 percent Exchangeable Senior Secured Second Lien Notes due 2018 (“7.50% Notes”). The sale of the 7.50% Notes resulted in net proceeds of approximately $22.8 million. The private placement was completed pursuant to a purchase agreement, dated December 14, 2012 entered into by us, certain of our domestic and foreign subsidiaries (the "Guarantors") and Morgan Stanley & Co. LLC, which is more fully discussed in Note 7, Credit Line and Notes, to our consolidated financial statements included in our 2014 Form 10-K.
On December 19, 2013, the holders exercised their rights to exchange the 7.50% Notes for our common stock. The exchange rate for the exchanges was 541.7118 shares of common stock per $1,000 in principal amount of convertible notes. We issued 13,542,791 shares of common stock in connection with the exchange, with cash payable in lieu of fractional shares. In addition, pursuant to the terms of the indenture governing the convertible notes, we made a redemption exchange make-whole payment of $8.3 million during the second quarter of fiscal year 2014.
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
Under the defined contribution plan, contributions are provided based on grade level and totaled $0.1 million and $0.4 million for the three and nine months ended March 28, 2015, respectively, and $0.2 million and $0.6 million for the three and nine months ended March 29, 2014, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.

Under the defined benefit plan in Japan (the “Japan Plan”), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. During the second quarter of fiscal year 2015, we sold our Komoro Business, and as part of the sale transferred a portion of our Japan Plan covering employees of the Komoro Business to Ushio Opto. As of March 28, 2015, there were no plan assets associated with the Japan Plan. As of March 28, 2015, there was $0.2 million in accrued expenses and other liabilities and $5.1 million in other non-current liabilities in our condensed consolidated balance sheet as of March 28, 2015, to account for the projected benefit obligations under the Japan Plan. Net periodic pension costs for the Japan Plan included the following:

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(Thousands)
Service cost	$177	$239	$553	$720
Interest cost	18	23	56	70
Net amortization	10	17	37	48
Net periodic pension costs	$205	$279	$646	$838
During the first quarter of fiscal year 2015, we recorded an adjustment of $0.5 million in accumulated other comprehensive income in connection with revising our methodology for estimating the actuarial present value of accumulated plan benefits under the Japan Plan.
We made benefit payments under the Japan Plan of $0.1 million and $0.2 million during the three and nine months ended March 28, 2015, respectively, and $0.3 million and $0.4 million during the three and nine months ended March 29, 2014, respectively.

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
The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(Thousands)
Warranty provision—beginning of period	$3,474	$5,487	$4,672	$4,670
Warranties issued	185	466	1,078	1,967
Warranties utilized or expired	(377)	(849)	(2,236)	(2,863)
Currency translation and other adjustments	(12)	33	(244)	1,363
Warranty provision—end of period	$3,270	$5,137	$3,270	$5,137
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
The following table shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation at March 28, 2015:

Capital Leases
(Thousands)
Fiscal Year Ending:
2015 (remaining)	$1,232
2016	3,379
2017	1,097
2018	42
2019	28
Thereafter	75
Total minimum lease payments	5,853
Less amount representing interest	(242)
Present value of capitalized payments	5,611
Less: current portion	(3,923)
Long-term portion	$1,688

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
Raysung initially requested that the court award damages of RMB 4,796,531 (equivalent to approximately $0.8 million at the exchange rate in effect March 28, 2015), and requested that Oclaro Shenzhen take the finished products that are now stored in Raysung’s warehouse (the value of the finished product is RMB 13,505,162 (equivalent to approximately $2.2 million at the exchange rate in effect March 28, 2015)) and requested that Oclaro Shenzhen pay its court fees in connection with this suit.
The Xi’an Court delivered an Asset Preservation Order which was served on Oclaro Shenzhen and the local Customs office. According to the Asset Preservation Order, Oclaro Shenzhen was ordered to maintain RMB 15,000,000 (equivalent to approximately $2.4 million at the exchange rate in effect March 28, 2015) or assets equivalent to the said amount during the litigation process, and the Customs office was ordered to restrict Oclaro Shenzhen's equipment from being exported before the Asset Preservation Order is lifted. On November 11, 2013, Oclaro Shenzhen entered into a settlement agreement. Under the terms of this settlement agreement, Oclaro Shenzhen agreed to pay $500,000 in payment of invoices for certain materials to Raysung and to work with Raysung to requalify it as a vendor for certain Oclaro Shenzhen manufacturing requirements, in consideration of which Raysung agreed to submit the settlement agreement to the Xi’an Court so it could issue a civil mediation agreement, apply for a discharge of the Asset Preservation Order and waive the right to bring any legal actions against Oclaro Shenzhen relating to these matters. Oclaro Shenzhen performed its obligations under the settlement agreement, however, on January 15, 2014, Raysung applied to the Xi’an Court to terminate the settlement agreement and add Oclaro, Inc. as a co-defendant in the original civil suit.
On March 26, 2014, the Xi’an Court froze RMB 15.0 million (equivalent to approximately $2.4 million at the exchange rate in effect March 28, 2015) of cash held in Oclaro Shenzhen’s bank account in China. On April 30, 2014, Oclaro Shenzhen submitted a challenge to the jurisdiction of the Xi'an Court. On May 26, 2014, the Xi'an Court overruled the jurisdictional challenge. On June 4, 2014, Oclaro Shenzhen filed an appeal with the Shaanxi High Court to revoke the civil order of the Xi'an Court overruling Oclaro Shenzhen's jurisdictional challenge. The Shaanxi High Court held hearings on July 15, 2014 and July 30, 2014, and on August 20, 2014 sustained the Xi'an Court's civil order on jurisdiction and transferred the case back to the Xi'an Court for substantive proceedings. On September 22, 2014, Raysung amended its complaint in the Xi'an Court proceeding by increasing its claims to RMB 36.2 million (equivalent to approximately $5.9 million at the exchange rate in effect on March 28, 2015). On October 22, 2014, the Xi'an Court conducted a hearing on the substantive elements of Raysung's claims. At the same hearing, Oclaro Shenzhen filed counterclaims against Raysung for RMB 7.4 million (equivalent to approximately $1.2 million at the exchange rate in effect on March 28, 2015) of losses resulting from supply of products with unqualified materials. On December 17, 2014, the Xi'an Court conducted a hearing on the substantive elements of each party's claims against the other party.
On April 2, 2015, the Xi'an Court released RMB 5.0 million of cash (equivalent to approximately $0.8 million at the exchange rate in effect March 28, 2015) previously frozen in Oclaro Shenzhen's bank account in exchange for a new lien on physical assets located at Oclaro Shenzhen's facility with an equivalent appraised value. The Asset Preservation Order is currently in effect until March 2016. On April 10, 2015, the Xi'an Court issued a decision, ruling that Oclaro Shenzhen should pay Raysung RMB 11.4 million (equivalent to approximately $1.9 million at the exchange rate in effect March 28, 2015). The Xi'an Court also dismissed Raysung's other claims and each of Oclaro Shenzhen's counterclaims. On April 24, 2015, Oclaro Shenzhen filed an appeal of the Xi'an Court decision with the Shaanxi High Court, on the basis of both factual and legal error in the underlying decision. As of May 7, 2015, no judge has been assigned to the appellate case and no hearing dates have been established. Oclaro, Inc. and Oclaro Shenzhen continue to believe that they have meritorious defenses to the claims made by Raysung and intend to defend this litigation vigorously.

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
As of March 28, 2015, there were 9.0 million shares of our common stock available for grant under the Plan.
We generally grant stock options that vest over a two to four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors or the compensation committee of our board of directors.
In July 2011, our board of directors approved the grant of 0.2 million performance stock units (“PSUs”) to certain executive officers with an aggregate estimated grant date fair value of $0.9 million. In October 2013, the board of directors determined that achievement of the performance conditions was reached at the 100 percent target level. Approximately 0.1 million of the grants outstanding, or 50 percent, vested on October 22, 2013, with the remaining 50 percent scheduled to vest upon a two-year service condition through August 2015. As of March 28, 2015, there were minimal PSUs outstanding, after adjustments for forfeitures due to terminations, related to this grant, with a de minimis aggregate estimated grant date fair value.
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
In February 2014, our board of directors granted our chief executive officer 0.8 million restricted stock units ("RSUs") in satisfaction of the terms set forth in his employment agreement dated September 11, 2013. The RSUs vested in full on the date of grant, and settled on August 15, 2014. The RSUs had an aggregate grant date fair value of $2.0 million, which was recorded in the third quarter of fiscal year 2014.
In March 2014, our board of directors approved a grant of 0.2 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $0.5 million. These PSUs vest upon the achievement of non-GAAP operating income break-even for calendar year 2015. Vesting is also contingent upon service conditions being met through February 2018. If the performance condition is not achieved, then the corresponding PSUs will be forfeited in the third quarter of fiscal year 2016. As of March 28, 2015, there were 0.1 million PSUs outstanding, after adjustments for forfeitures due to terminations, related to this grant, with an aggregate estimated grant date fair value of $0.4 million. During the second quarter of fiscal year 2015, we determined that the achievement of the performance conditions associated with these PSUs was improbable. In the second quarter of fiscal year 2015, we reversed approximately $0.1 million in previously recognized stock-based compensation expense related to these PSUs.
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

The following table summarizes the combined activity under all of our equity incentive plans for the nine months ended March 28, 2015:

	Shares Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balance at June 28, 2014	5,703	4,156	$8.43	4,273	$2.59
Increase in share reserve	6,000	—	—	—	—
Granted	(3,910)	164	1.79	2,953	1.45
Exercised or released	—	(8)	0.84	(2,335)	2.66
Forfeited or expired	1,218	(792)	13.54	(337)	2.87
Balance at March 28, 2015	9,011	3,520	7.05	4,554	1.82
Supplemental disclosure information about our stock options and stock appreciation rights ("SARs") outstanding as of March 28, 2015 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable	2,988	$7.87	4.2	$41
Options and SARs outstanding	3,520	7.05	4.9	92
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $1.95 on March 27, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. There were less than 0.1 million shares of common stock subject to in-the-money options which were exercisable as of March 28, 2015. We settle employee stock option exercises with newly issued shares of common stock.

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

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Stock options:
Expected life	N/A	5.3 years	5.3 years	5.3 years
Risk-free interest rate	N/A	1.6%	1.6%	1.5%
Volatility	N/A	84.8%	76.9%	83.9%
Dividend yield	N/A	—	—	—

The amounts included in cost of revenues and operating expenses for stock-based compensation were as follows:

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$434	$244	$1,340	$746
Research and development	396	249	1,138	701
Selling, general and administrative	745	2,492	2,139	3,347
	$1,575	$2,985	$4,617	$4,794
Stock-based compensation by type of award:
Stock options	$87	$210	$317	$803
Restricted stock awards	1,497	2,810	4,233	4,034
Inventory adjustment to cost of revenues	(9)	(35)	67	(43)
	$1,575	$2,985	$4,617	$4,794
As of March 28, 2015 and June 28, 2014, we had capitalized approximately $0.5 million and $0.4 million, respectively, of stock-based compensation as inventory.
Included in stock based-compensation for the three and nine months ended March 29, 2014, is approximately $2.0 million in compensation cost related to the grant of 0.8 million RSUs to our chief executive officer on February 10, 2014, which vested in full on the grant date.
As of March 28, 2015, we had $0.5 million in unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.7 years, and $6.1 million in unrecognized stock-based compensation expense related to unvested restricted stock awards, net of estimated forfeitures, that will be recognized over a weighted-average period of 1.5 years.
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
During the three and nine months ended March 28, 2015, we recorded $0.1 million and $0.2 million in stock-based compensation in connection with the issuance of the PSUs from July 2011, March 2014 and August 2014. During the three and nine months ended March 29, 2014, we recorded minimal stock-based compensation expense in connection with the issuance of the PSUs from July 2011 and March 2014.

NOTE 11. INCOME TAXES
The income tax benefit of $0.5 million and income tax provision of $0.4 million for the three and nine months ended March 28, 2015, respectively, and the income tax provision of $0.7 million and $2.5 million for the three and nine months ended March 29, 2014, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of March 28, 2015 and June 28, 2014 were approximately $3.6 million and $4.2 million, respectively. As of March 28, 2015, we had $3.0 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $1.0 million in the next twelve months.
On December 19, 2014, the President of the U.S. signed into law The Tax Increase Prevention Act of 2014, which retroactively extends more than 50 expired tax provisions through 2014. Among the extended provisions is the Sec. 41 research credit for qualified research expenditures incurred through the end of 2014. The benefit of the reinstated credit did not impact the condensed consolidated statement of operations in the period of enactment, which was the second quarter of fiscal year 2015, as the research and development credit carryforwards are offset by a full valuation allowance.

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
For the three and nine months ended March 28, 2015, we excluded 22.4 million and 13.5 million, respectively, of outstanding stock options, stock appreciation rights, unvested restricted stock awards and shares issuable in connection with convertible notes from the calculation of diluted net loss per share because their effect would have been anti-dilutive.
For the three and nine months ended March 29, 2014, we excluded 10.6 million and 13.5 million, respectively, of outstanding stock options, stock appreciation rights, warrants, shares issuable in connections with convertible notes and unvested restricted stock awards from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.

NOTE 13. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION INFORMATION
Geographic Information
The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(Thousands)
China	$29,433	$26,609	$75,686	$75,065
United States	12,429	7,097	40,352	23,028
Malaysia	10,845	11,230	40,306	34,658
Mexico	8,139	5,073	31,029	26,338
Germany	5,781	21,511	20,168	56,525
Italy	6,429	3,625	17,332	15,125
Japan	2,189	7,822	7,637	29,263
Thailand	540	2,798	3,262	8,182
Rest of world	7,238	9,633	23,312	26,776
	$83,023	$95,398	$259,084	$294,960
Product Groups
The following table sets forth revenues by product group:

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
	(Thousands)
100 Gb/s transmission	$30,221	$18,989	$85,221	$54,293
40 Gb/s transmission	18,962	25,156	60,428	74,410
10 Gb/s and lower transmission	33,840	43,675	104,071	144,077
Industrial and consumer	—	7,578	9,364	22,180
	$83,023	$95,398	$259,084	$294,960

During the second quarter of fiscal year 2015, we sold our Komoro Business, which included the industrial and consumer product group of Oclaro Japan.

Significant Customers and Concentration of Credit Risk
For the three months ended March 28, 2015, four customers accounted for 10 percent or more of our revenues, representing approximately 19 percent, 16 percent, 11 percent and 10 percent of our revenues, respectively. For the nine months ended March 28, 2015, three customers accounted for 10 percent or more of our revenues, representing approximately 22 percent, 14 percent and 10 percent of our revenues, respectively.
For the three months ended March 29, 2014, three customers accounted for 10 percent or more of our revenues, representing approximately 21 percent, 12 percent and 11 percent of our revenues, respectively. For the nine months ended March 29, 2014, three customers accounted for 10 percent or more of our revenues, representing approximately 18 percent, 13 percent and 10 percent of our revenues, respectively.
As of March 28, 2015, two customers accounted for 10 percent or more of our accounts receivable, representing approximately 28 percent and 10 percent of our accounts receivable, respectively. As of June 28, 2014, two customers accounted for 10 percent of our accounts receivable, representing approximately 19 percent and 13 percent of our accounts receivable, respectively.

NOTE 14. RELATED PARTY TRANSACTIONS
As a result of our acquisition of Opnext on July 23, 2012, Hitachi, Ltd. (Hitachi) holds approximately 11 percent of our outstanding common stock as of March 28, 2015 based on Hitachi’s most recent Schedule 13G filed with the Securities and Exchange Commission on February 12, 2014.
We continue to enter into transactions with Hitachi in the normal course of business. Sales to Hitachi were $1.2 million and $3.1 million for the three and nine months ended March 28, 2015, respectively, and $1.8 million and $6.5 million for the three and nine months ended March 29, 2014, respectively. Purchases from Hitachi were $4.2 million and $11.5 million for the three and nine months ended March 28, 2015, respectively, and were $2.9 million and $9.5 million for the three and nine months ended March 29, 2014, respectively. At March 28, 2015, we had $0.8 million accounts receivable due from Hitachi and $4.3 million accounts payable due to Hitachi. At June 28, 2014 we had $2.7 million accounts receivable due from Hitachi and $4.5 million accounts payable due to Hitachi. We also have certain capital equipment leases with Hitachi Capital Corporation as described in Note 8, Commitments and Contingencies.
We are party to a research and development agreement and intellectual property license agreements with Hitachi.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target,” “model,” “may” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) our ability to timely develop, commercialize and ramp the production of new products, (ii) our ability to increase the percentage of sales associated with our new products, (iii) our ability to respond to evolving technologies, customer requirements and demands, and product design challenges, (iv) our dependence on a limited number of customers for a significant percentage of our revenues, (v) our ability to maintain strong relationships with certain customers, (vi) the effects of fluctuating product mix on our results, (vii) competition and pricing pressure, (viii) our ability to effectively manage our inventory, (ix) our ability to meet or exceed our gross margin expectations, (x) the effects of fluctuations in foreign currency exchange rates, (xi) our ability to maintain or increase our cash reserves and obtain debt or equity-based financing on acceptable terms or at all, (xii) our future performance and our ability to effectively restructure our operations and business, (xiii) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources, (xiv) our ability to timely capitalize on any increase in market demand, (xv) our ability to service and repay our outstanding indebtedness pursuant to the terms of the applicable agreements (xvi) the potential inability to realize the expected benefits of asset dispositions, (xvii) the sale of businesses which may or may not arise in connection with executing our restructuring plans, (xviii) our ability to reduce costs and operating expenses, (xix) increased costs related to downsizing and compliance with regulatory and legal requirements in connection with such downsizing, (xx) the risks associated with our international operations, (xxi) the impact of continued uncertainty in world financial markets and any resulting reduction in demand for our products, (xxii) the outcome of tax audits or similar proceedings, (xxiii) the outcome of pending litigation against us, and (xxiv) other factors described in other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors" in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.
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

RECENT DEVELOPMENTS
On February 19, 2015, we closed the private placement of $65.0 million aggregate principal amount of Convertible Senior Notes ("6.00% Notes"). The 6.00% Notes were sold at 100 percent of par, resulting in net proceeds of approximately $61.6 million, after deducting the Initial Purchaser’s discounts. We also incurred offering expenses of $0.6 million. We intend to use the net proceeds of the offering for general corporate purposes, including working capital for, among other things, investing in development of new products and technologies.
On December 30, 2014, we entered into a Settlement Agreement with II-VI Incorporated, a Pennsylvania corporation (“II-VI”) and II-VI Holdings B.V., a Netherlands corporation (“II-VI B.V.,” and together with II-VI, the "II-VI Parties"), a wholly-owned subsidiary of II-VI, regarding disposition of the amounts held back by the II-VI Parties pursuant to the Share and Asset Purchase Agreement between Oclaro Technology and II-VI B.V. (as previously disclosed in our Current Report on Form 8-K filed on September 17, 2013) and pursuant to the Asset Purchase Agreement between Oclaro Technology and II-VI (as previously disclosed in our Current Report on Form 8-K filed on October 11, 2013) (the “Settlement Agreement”). Of the $10.0 million aggregate holdback, a total of $2.35 million was paid to us in January 2015 and a total of $7.65 million was released to II-VI Holdings B.V. We and the II-VI Parties also agreed to a mutual release of certain claims related to the Share and Asset Purchase Agreement, the Asset Purchase Agreement and certain related documents and transactions. This transaction is more fully discussed in Note 5, Business Combinations and Dispositions.

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

The following tables sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	March 28, 2015		March 29, 2014		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$83,023	100.0	$95,398	100.0	$(12,375)	(13.0)
Cost of revenues	70,323	84.7	84,298	88.4	(13,975)	(16.6)
Gross profit	12,700	15.3	11,100	11.6	1,600	14.4
Operating expenses:
Research and development	11,732	14.1	14,624	15.3	(2,892)	(19.8)
Selling, general and administrative	12,048	14.5	17,437	18.3	(5,389)	(30.9)
Amortization of other intangible assets	194	0.2	418	0.4	(224)	(53.6)
Restructuring, acquisition and related (income) expense, net	2,246	2.7	3,068	3.2	(822)	(26.8)
Flood-related (income) expense, net	—	—	(1,657)	(1.7)	1,657	(100.0)
Gain on sale of property and equipment	(138)	(0.1)	(326)	(0.3)	188	(57.7)
Total operating expenses	26,082	31.4	33,564	35.2	(7,482)	(22.3)
Operating loss	(13,382)	(16.1)	(22,464)	(23.6)	9,082	(40.4)
Other income (expense):
Interest income (expense), net	(599)	(0.7)	(29)	—	(570)	1,965.5
Gain on foreign currency transactions, net	2,892	3.5	625	0.7	2,267	362.7
Other income (expense), net	366	0.4	(56)	(0.1)	422	n/m	(1)
Total other income (expense)	2,659	3.2	540	0.6	2,119	392.4
Loss from continuing operations before income taxes	(10,723)	(12.9)	(21,924)	(23.0)	11,201	(51.1)
Income tax (benefit) provision	(537)	(0.6)	745	0.8	(1,282)	n/m	(1)
Loss from continuing operations	(10,186)	(12.3)	(22,669)	(23.8)	12,483	(55.1)
Loss from discontinued operations, net of tax	—	—	(252)	(0.2)	252	(100.0)
Net loss	$(10,186)	(12.3)	$(22,921)	(24.0)	$12,735	(55.6)

(1)	Not meaningful.

	Nine Months Ended					Increase
	March 28, 2015		March 29, 2014		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$259,084	100.0	$294,960	100.0	$(35,876)	(12.2)
Cost of revenues	218,209	84.2	255,729	86.7	(37,520)	(14.7)
Gross profit	40,875	15.8	39,231	13.3	1,644	4.2
Operating expenses:
Research and development	37,366	14.4	49,135	16.7	(11,769)	(24.0)
Selling, general and administrative	41,108	15.9	56,944	19.3	(15,836)	(27.8)
Amortization of other intangible assets	881	0.3	1,259	0.4	(378)	(30.0)
Restructuring, acquisition and related (income) expense, net	(4,062)	(1.5)	12,666	4.3	(16,728)	n/m	(1)
Flood-related (income) expense, net	—	—	(1,797)	(0.6)	1,797	(100.0)
Loss on sale of property and equipment	233	0.1	331	0.1	(98)	(29.6)
Total operating expenses	75,526	29.2	118,538	40.2	(43,012)	(36.3)
Operating loss	(34,651)	(13.4)	(79,307)	(26.9)	44,656	(56.3)
Other income (expense):
Interest income (expense), net	(792)	(0.3)	(9,114)	(3.1)	8,322	(91.3)
Gain (loss) on foreign currency transactions, net	207	0.1	(446)	(0.2)	653	n/m	(1)
Other income (expense), net	1,250	0.5	493	0.2	757	153.5
Total other income (expense)	665	0.3	(9,067)	(3.1)	9,732	n/m	(1)
Loss from continuing operations before income taxes	(33,986)	(13.1)	(88,374)	(30.0)	54,388	(61.5)
Income tax provision	379	0.2	2,471	0.8	(2,092)	(84.7)
Loss from continuing operations	(34,365)	(13.3)	(90,845)	(30.8)	56,480	(62.2)
Income (loss) from discontinued operations, net of tax	(8,458)	(3.2)	132,693	45.0	(141,151)	n/m	(1)
Net income (loss)	$(42,823)	(16.5)	$41,848	14.2	$(84,671)	n/m	(1)

(1)	Not meaningful.

Revenues
Revenues for the three months ended March 28, 2015 decreased by $12.4 million, or 13 percent, compared to the three months ended March 29, 2014. Compared to the three months ended March 29, 2014, revenues from sales of our 100 Gb/s transmission modules increased by $11.2 million, or 59 percent; revenues from sales of our 40 Gb/s transmission modules decreased by $6.2 million, or 25 percent; revenues from sales of our 10 Gb/s transmission modules decreased by $9.8 million, or 23 percent; and revenues from sales of our industrial and consumer products decreased by $7.6 million, or 100 percent, which related to our sale of the Komoro Business. This product mix shift reflects the continued focus on the market for higher speed products that are smaller in size and have lower power consumption.
For the three months ended March 28, 2015, four customers accounted for 10 percent or more of our revenues, representing approximately 19 percent, 16 percent, 11 percent and 10 percent of our revenues, respectively. For the three months ended March 29, 2014, three customers accounted for 10 percent or more of our revenues, representing approximately 21 percent, 12 percent and 11 percent of our revenues, respectively.
Revenues for the nine months ended March 28, 2015 decreased by $35.9 million, or 12 percent, compared to the nine months ended March 29, 2014. Compared to the nine months ended March 29, 2014, revenues from sales of our 100 Gb/s transmission modules increased by $30.9 million, or 57 percent; revenues from sales of our 40 Gb/s transmission modules decreased by $14.0 million, or 19 percent; revenues from sales of our 10 Gb/s transmission modules decreased by $40.0 million, or 28 percent; and revenues from sales of our industrial and consumer products decreased by $12.8 million, or 58 percent, which related to our sale of the Komoro Business. This product mix shift reflects the continued focus on the market for higher speed products that are smaller in size and have lower power consumption.

For the nine months ended March 28, 2015, three customers accounted for 10 percent or more of our revenues, representing approximately 22 percent, 14 percent and 10 percent of our revenues, respectively. For the nine months ended March 29, 2014, three customers accounted for 10 percent or more of our revenues, representing approximately 18 percent, 13 percent and 10 percent of our revenues, respectively.

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
Our gross margin rate increased to approximately 15 percent for the three months ended March 28, 2015, compared to 12 percent for the three months ended March 29, 2014. A better product mix of higher margin 100 Gb/s products and favorable foreign currency exchange movements contributed approximately 7 percentage points of improvement. This improvement was partially offset by a 4 percentage point decrease due to the absence of relatively higher margin industrial and consumer products as a result of the sale of our Komoro Business in the second quarter of fiscal year 2015.
Our gross margin rate increased to approximately 16 percent for the nine months ended March 28, 2015, compared to 13 percent for the nine months ended March 29, 2014. A better product mix of higher margin 100 Gb/s products and favorable foreign currency exchange movements contributed approximately 5 percentage points of improvement. These improvements were offset by a 1 percentage point decrease resulting from out-of-period adjustments made to correct our inventory valuation and purchase commitment accrual, and a 1 percentage point decrease due to the absence of relatively higher margin industrial and consumer products as a result of the sale of our Komoro Business in the second quarter of fiscal year 2015.

Research and Development Expenses
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.
Research and development expenses decreased to $11.7 million for the three months ended March 28, 2015, from $14.6 million for the three months ended March 29, 2014. The decline was primarily related to a decrease of $1.3 million from the sale of our Komoro Business in the second quarter of fiscal year 2015, a decrease of $1.2 million related to the impact of the Japanese yen, British pound, and Euro weakening relative to the U.S. dollar, and a decrease of $0.8 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014. These decreases were partially offset by an increase of $0.4 million in stock compensation charges and variable compensation.
Research and development expenses decreased to $37.4 million for the nine months ended March 28, 2015 from $49.1 million for the nine months ended March 29, 2014. The decline was primarily related to a decrease of $6.7 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014, a decrease of $2.1 million related to the impact of the Japanese yen, British pound, and Euro weakening relative to the U.S. dollar, a decrease of $1.9 million related to the sale of our Komoro Business in the first month of the second quarter of fiscal year 2015, and a decrease of $1.4 million related to our decision to no longer develop the WSS product line. These decreases were partially offset by an increase of $0.4 million in stock compensation charges and variable compensation.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.
Selling, general and administrative expenses decreased to $12.0 million for the three months ended March 28, 2015, from $17.4 million for the three months ended March 29, 2014. The decline was primarily related to a decrease of $1.7 million in stock compensation costs compared to the prior year primarily due to a grant of 0.8 million RSUs to our chief executive officer in fiscal year 2014 that vested in full on grant date, a decrease of $1.2 million related to the impact of the Japanese yen, British pound and Euro weakening relative to the U.S. dollar, a decrease of $0.7 million related to the sale of our Komoro Business in the the second quarter of fiscal year 2015, a decrease of $0.6 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014, a decrease of $0.6 million in audit and legal costs, and a decrease of $0.5 million related to variable compensation.
Selling, general and administrative expenses decreased to $41.1 million for the nine months ended March 28, 2015, from $56.9 million for the nine months ended March 29, 2014. The decline was primarily related to a decrease of $7.5 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014, a decrease of $3.3 million in audit and legal costs, a decrease of $1.5 million related to the impact of the Japanese yen, British pound and Euro weakening relative to the U.S. dollar, a decrease of $1.3 million in stock compensation costs compared to the prior year primarily related to a grant of 0.8 million RSUs to our chief executive officer in fiscal year 2014 that vested in full on grant date, a decrease of $1.1 million related to the sale of our Komoro Business in the first month of the second quarter of fiscal year 2015, and a decrease of $0.8 million related to variable compensation.

Amortization of Other Intangible Assets
Amortization of other intangible assets declined during the three and nine months ended March 28, 2015 as compared to the three and nine months ended March 29, 2014, mostly due to the sale of our Komoro business.
With the sale of our Komoro Business, we expect the amortization of intangible assets to be $1.0 million for fiscal year 2015, $0.8 million for each fiscal year 2016 through 2017, $0.7 million for fiscal year 2018, $0.1 million for fiscal year 2019 and $0.1 million thereafter, based on the current level of our other intangible assets as of March 28, 2015.

Restructuring, Acquisition and Related Costs
In the second quarter of fiscal year 2015, we completed the sale of our Komoro Business to Ushio Opto, and recognized a gain of $8.3 million within restructuring, acquisition and related (income) expense, net in the condensed consolidated statements of operations.
During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the three and nine months ended March 28, 2015, we recorded restructuring charges of $1.5 million and $1.7 million, respectively, in connection with this restructuring plan. The restructuring charges for the three months ended March 28, 2015 relate to workforce reductions. The restructuring charges for the nine months ended March 28, 2015 include $1.8 million related to workforce reductions and a $0.1 million reversal of restructuring charges related to revised estimates for lease cancellations and commitments. During the three and nine months ended March 28, 2015, we made scheduled payments of $0.3 million and $2.0 million, respectively. During the three and nine months ended March 29, 2014, we recorded restructuring charges of $2.2 million and $8.0 million, respectively, in connection with this restructuring plan. The restructuring charges during the three and nine months ended March 29, 2014 related primarily to workforce reductions. During the three and nine months ended March 29, 2014, we made scheduled payments of $4.2 million and $7.3 million, respectively, to settle a portion of these restructuring liabilities. As of March 28, 2015, we had $1.7 million in accrued restructuring liabilities related to this restructuring plan.
In connection with the acquisition of Opnext, we initiated a restructuring plan to integrate our acquisition of Opnext. We recorded no restructuring charges related to this plan during the current year. During the three and nine months ended March 29, 2014, we recorded restructuring charges of zero and $1.1 million, respectively, in connection with this restructuring plan. The restructuring charges recorded in fiscal year 2014 included $0.9 million in external consulting charges and professional fees associated with reorganizing the infrastructure and $0.1 million in revised estimates related to lease cancellations and commitments. During the three and nine months ended March 29, 2014, we made scheduled payments of $0.2 million and $2.2 million, respectively, to settle these restructuring liabilities. As of March 28, 2015, we had no further accrued restructuring liabilities related to this restructuring plan.
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of a portion of our Shenzhen, China manufacturing operations to Venture Corporation Limited ("Venture"). This transition occurred in a phased and gradual transfer of certain products and was recently completed. In connection with this transition, during the three and nine months ended March 28, 2015, we recorded restructuring charges related to employee separation charges of $0.8 million and $2.6 million, respectively. During the three and nine months ended March 28, 2015, we made scheduled payments of $0.2 million and $2.3 million, respectively, to settle a portion of these restructuring liabilities. During the three and nine months ended March 29, 2014, we recorded restructuring charges related to employee separation charges of $0.9 million and $2.7 million, respectively. During the three and nine months ended March 29, 2014, we made scheduled payments of $1.5 million and $3.8 million, respectively, to settle a portion of these restructuring liabilities. As of March 28, 2015, we had $0.7 million in accrued restructuring liabilities related to this restructuring plan.

We expect to incur an additional $3.0 million to $5.0 million, in aggregate, in restructuring charges in the fourth quarter of fiscal year 2015 in connection with these restructuring plans.

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

Other Income (Expense)
Other income (expense) was $2.7 million in income for the three months ended March 28, 2015 as compared to $0.5 million in income for the three months ended March 29, 2014. This change in other income (expense) primarily related to a $2.3 million increase in foreign currency transaction gains during the three months ended March 28, 2015, as compared to the three months ended March 29, 2014, related to the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries. Also, other income increased by $0.4 million mainly due to the receipt of a royalty settlement in the third quarter of fiscal year 2015. These increases were partially offset by a $0.6 million increase in interest expense mainly related to the issuance of our convertible notes in the third quarter of fiscal 2015.
Other income (expense) was $0.7 million in income for the nine months ended March 28, 2015 as compared to $9.1 million in expense for the nine months ended March 29, 2014. This change in other income (expense) primarily related to a $8.3 million decrease in interest expense related to the redemption exchange make-whole payment for the conversion of the convertible notes into common stock in the second quarter of fiscal year 2014. The change in other income (expense) also included a $0.7 million improvement in foreign currency transaction gains during the nine months ended March 28, 2015, as compared to the nine months ended March 29, 2014, related to the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries.

Income Tax (Benefit) Provision
The income tax benefit of $0.5 million and income tax provision of $0.4 million for the three and nine months ended March 28, 2015, respectively, and the income tax provision of $0.7 million and $2.5 million for the three and nine months ended March 29, 2014, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of March 28, 2015 and June 28, 2014 were approximately $3.6 million and $4.2 million, respectively. As of March 28, 2015, we had $3.0 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $1.0 million in the next twelve months.
On December 19, 2014, the President of the United States signed into law The Tax Increase Prevention Act of 2014, which retroactively extends more than 50 expired tax provisions through 2014. Among the extended provisions is the Sec. 41 research credit for qualified research expenditures incurred through the end of 2014. The benefit of the reinstated credit did not impact the condensed consolidated statement of operations in the period of enactment, which was the second quarter of fiscal year 2015, as the research and development credit carryforwards are offset by a full valuation allowance.

Income (Loss) from Discontinued Operations, Net of Tax
During the nine months ended March 28, 2015, we recorded a loss from discontinued operations of $8.5 million related to the sale of the Zurich and Amplifier Businesses. This loss primarily related to the release of hold-back payments due from II-VI and II-VI Holdings B.V. On December 30, 2014, we entered into a Settlement Agreement with II-VI and II-VI Holdings B.V. regarding disposition of the amounts held back by the II-VI parties pursuant to the Share and Asset Purchase Agreements. Of the $10.0 million subject to hold-back until December 31, 2014, we received $2.35 million in January 2015 and we released II-VI from the remaining $7.65 million. We recorded the $7.65 million release of the hold-backs as a loss from discontinued operations within the condensed consolidated statement of operations during the nine months ended March 28, 2015. In connection with the Settlement Agreement, we also agreed with the II-VI parties to a mutual release of certain claims related to the Share and Asset Purchase Agreements, and certain related documents and transactions.
During the three and nine months ended March 29, 2014, we recorded a loss of $0.6 million and a gain of $69.1 million, respectively, related to the sale of the Amplifier Business. During the three and nine months ended March 29, 2014, we recorded a gain on the sale of the Zurich Business of $0.4 million and $63.2 million, respectively. During the three months ended March 29, 2014, we recorded a loss from discontinued operations of the Zurich and Amplifier Businesses of $0.3 million and during the nine months ended March 29, 2014, we recorded income from discontinued operations of $132.7 million.
The following table sets forth the results of the discontinued operations of our Zurich and Amplifier Businesses and the year-over-year increases (decreases) in our results:

	Three Months Ended			Nine Months Ended
	March 28, 2015	March 29, 2014	Change	March 28, 2015	March 29, 2014	Change
	(Thousands)			(Thousands)
Revenues	$—	$—	$—	$—	$49,081	$(49,081)
Cost of revenues	—	—	—	163	37,836	(37,673)
Gross profit	—	—	—	(163)	11,245	(11,408)
Operating expenses	—	—	—	645	8,992	(8,347)
Other income (expense), net	—	248	(248)	(7,650)	131,103	(138,753)
Income (loss) from discontinued operations before income taxes	—	248	(248)	(8,458)	133,356	(141,814)
Income tax provision	—	500	(500)	—	663	(663)
Income (loss) from discontinued operations	$—	$(252)	$252	$(8,458)	$132,693	$(141,151)

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
Cash Flows from Operating Activities
Net cash used in operating activities for the nine months ended March 28, 2015 was $39.3 million, primarily resulting from a net loss of $42.8 million and a $14.3 million decrease in cash due to changes in operating assets and liabilities, partially offset by non-cash adjustments of $17.9 million. The $14.3 million decrease in cash due to changes in operating assets and liabilities was comprised of a $7.9 million increase in accounts receivable attributable to timing of payments from a significant customer, $8.4 million decrease in accrued expenses and other liabilities, a $4.6 million increase in inventories resulting from the receipt of inventory intended for sale in future quarters, and a $0.9 million increase in other non-current assets, partially offset by a $7.0 million decrease in prepaid expenses and other current assets and a $0.5 million increase in accounts payable largely attributable to the timing of purchases and payments to vendors. The $17.9 million increase in cash resulting from non-cash adjustments primarily consisted of $14.1 million in depreciation and amortization, a $7.7 million loss from discontinued operations related to a Settlement Agreement that releases II-VI and II-VI Holdings B.V. from making certain hold-back payments due in connection with the sale of the Zurich and Amplifier Businesses, $4.6 million of expense related to stock-based compensation, partially offset by an $8.3 million gain in connection with the sale of the Komoro Business in the second quarter of fiscal year 2015 and $0.7 million from the amortization of a deferred gain from a sales-leaseback transaction in Caswell, U.K.
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
Cash Flows from Investing Activities
Net cash provided by investing activities for the nine months ended March 28, 2015 was $2.0 million, primarily consisting of proceeds from the sale of the Komoro Business of $12.3 million, net of deal related costs, $2.4 million related to the receipt of hold-back payments from II-VI in connection with the sale of the Amplifier and Zurich Businesses, $0.9 million reduction in restricted cash and $0.1 million related to the sale of short-term investments, partially offset by $13.8 million used in capital expenditures.
Net cash provided by investing activities for the nine months ended March 29, 2014 was $172.3 million, primarily consisting of $93.5 million proceeds from the sale of Zurich Business, $84.6 million from the sale of the Amplifier Business, and $2.1 million from the sale of certain assets, which were partially offset by $6.1 million used in capital expenditures and a $1.9 million increase in restricted cash.
Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended March 28, 2015 was $58.7 million, primarily consisting of $61.6 million proceeds from the sale of convertible notes, partially offset by $3.0 million in payments on capital lease obligations.
Net cash used in financing activities for the nine months ended March 29, 2014 was $71.1 million, primarily consisting of $65.0 million in repayments on a term loan and our revolving credit facility, and $6.1 million in payments on capital lease obligations.
Credit Line and Notes
On February 19, 2015, we closed a private placement of $65.0 million in aggregate principal Convertible Senior Notes due 2020 (the “6.00% Notes”). The sale of the 6.00% Notes resulted in proceeds of approximately $61.6 million, after deducting the discount. We also incurred offering costs of $0.6 million in connection with the 6% Notes. As of March 28, 2015, the net carrying value of the liability component was $61.7 million and the unamortized value of the discount was $3.3 million. Interest on the 6.00% Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on

August 15, 2015. During the three and nine months ended March 28, 2015, we recorded $0.5 million in interest expense related to these 6.00% Notes. See Note 6, Credit Line and Notes, for additional information regarding the 6.00% Notes.
As of March 28, 2015, we had a $40.0 million revolving credit facility with Silicon Valley Bank. As of March 28, 2015, there were no amounts outstanding under this credit facility. See Note 6, Credit Line and Notes, for additional information regarding this credit facility.
Future Cash Requirements
As of March 28, 2015, we held $123.9 million in cash, cash equivalents and restricted cash, comprised of $119.8 million in cash and cash equivalents and $4.1 million in restricted cash (excluding $0.2 million of restricted cash in other non-current assets); and we had working capital of $197.1 million.
On October 27, 2014, we completed the sale of our Komoro Business. We received 1.6 billion Japanese yen (approximately $14.8 million based on the exchange rate on October 27, 2014) at the closing and expect to receive an additional 250 million Japanese yen (approximately $2.1 million), which was paid into escrow and released to Oclaro Japan on April 24, 2015.
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
We have incurred significant operating losses from continuing operations and generated negative cash flows from operations for fiscal year 2014 and for the nine months ended March 28, 2015. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon us having sufficient resources to operate our business. In addition to the availability of our cash resources as of March 28, 2015, the continued operation of our business is dependent upon our achieving cash flows expected to be generated from the execution of our current operating plan, including anticipated restructuring plans, together with amounts expected to be available under our Credit Agreement. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.
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
As of March 28, 2015, $43.8 million of the $123.9 million of our cash, cash equivalents and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for our Shanghai, China; Korean; Swiss, Luxembourg, Israel and Japanese entities where closure follows our decision to exit certain businesses in fiscal year 2015.
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
INTEREST RATES
We finance our operations through a mixture of issuances of equity securities, finance leases, working capital and by drawing on our Credit Agreement. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed under our Credit Agreement, convertible notes and through our capital leases. At March 28, 2015, there were no amounts outstanding under our credit facility, $65.0 million of convertible notes with an interest rate of 6.0 percent and $5.6 million outstanding under capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense by approximately $0.7 million.
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
As of March 28, 2015, our U.K. subsidiary had $2.0 million, net, in U.S. dollar denominated operating intercompany payables, $27.8 million in U.S. dollar denominated accounts receivable, net of accounts payable, related to sales to external customers and purchases from suppliers, and $8.0 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $3.4 million (U.S. dollar strengthening), or loss of $3.4 million (U.S. dollar weakening) on the translation of these receivables and other cash balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
As of March 28, 2015, our Japan subsidiary had $47.5 million, net, in U.S. dollar denominated operating intercompany payables, $7.5 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $21.1 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $3.4 million (U.S. dollar weakening), or loss of $3.4 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
BANK LIQUIDITY RISK
As of March 28, 2015, we have approximately $119.8 million in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, we have not incurred any losses and have had full access to our operating accounts to date. See Note 3, Balance Sheet Details. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.
HEDGING PROGRAM
We are currently party to foreign currency forward contracts in an effort to mitigate a portion of our exposure to fluctuations between the U.S. dollar and the Japanese yen and between the U.S. dollar and the U.K. pound sterling. We do not currently hedge our exposure to the Chinese yuan or the Euro, but we may in the future if conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward contracts can have an adverse effect on our financial condition. During the three and nine months ended March 28, 2015, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarter in which they were opened. In connection with these hedges, during the three and nine months ended March 28, 2015, we recorded a $0.1 million loss and a $0.6 million loss, respectively, in gain (loss) in foreign currency transactions, net within our condensed consolidated statement of operations. As of March 28, 2015, we did not have any outstanding foreign currency forward contracts.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 28, 2015. The term “disclosure controls and procedures,” as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 28, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level.
As disclosed in our Annual Report on Form 10-K for the year ended June 28, 2014, we identified a material weakness in our internal control over financial reporting such that our processes, procedures, and controls related to the review and analysis of inventory and property and equipment were not effective to ensure that certain amounts related to these financial statement accounts were accurately reported in a timely manner. Over the past three quarters, we have implemented several measures, including new comprehensive global inventory policies and procedures to ensure inventory is valued timely and accurately. We have also assigned new personnel to inventory accounting roles that have the experience and expertise to ensure control deficiencies do not reoccur. In addition, we have developed a global fixed asset policy which established requirements and guidelines for the performance of physical counts and valuation of fixed assets. Pursuant to this new policy, we will perform a full fixed asset count in fiscal year 2015. We have also taken steps to ensure that personnel assigned to fixed asset accounting roles have the experience and expertise to ensure control deficiencies do not reoccur. Our remediation efforts, including the testing of these controls, will continue throughout our fiscal year 2015. We expect that the material weakness will be remediated during fiscal year 2015 once these controls have been operational for a sufficient period of time to allow management to conclude that these controls are operating effectively.
Notwithstanding the ineffectiveness of our disclosure controls and procedures as of March 28, 2015 and the material weakness in our internal control over financial reporting that existed as of that date as described above, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this report and (ii) the condensed consolidated financial statements, and other financial information, included in this report fairly present in all material respects in accordance with U.S. GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.
Except as noted in the preceding paragraphs of this Item 4, there was no change in our internal control over financial reporting during the three months ended March 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Raysung initially requested that the court award damages of RMB 4,796,531 (equivalent to approximately $0.8 million at the exchange rate in effect March 28, 2015), and requested that Oclaro Shenzhen take the finished products that are now stored in Raysung’s warehouse (the value of the finished product is RMB 13,505,162 (equivalent to approximately $2.2 million at the exchange rate in effect March 28, 2015)) and requested that Oclaro Shenzhen pay its court fees in connection with this suit.
The Xi’an Court delivered an Asset Preservation Order which was served on Oclaro Shenzhen and the local Customs office. According to the Asset Preservation Order, Oclaro Shenzhen was ordered to maintain RMB 15,000,000 (equivalent to approximately $2.4 million at the exchange rate in effect March 28, 2015) or assets equivalent to the said amount during the litigation process, and the Customs office was ordered to restrict Oclaro Shenzhen's equipment from being exported before the Asset Preservation Order is lifted. On November 11, 2013, Oclaro Shenzhen entered into a settlement agreement. Under the terms of this settlement agreement, Oclaro Shenzhen agreed to pay $500,000 in payment of invoices for certain materials to Raysung and to work with Raysung to requalify it as a vendor for certain Oclaro Shenzhen manufacturing requirements, in consideration of which Raysung agreed to submit the settlement agreement to the Xi’an Court so it could issue a civil mediation agreement, apply for a discharge of the Asset Preservation Order and waive the right to bring any legal actions against Oclaro Shenzhen relating to these matters. Oclaro Shenzhen performed its obligations under the settlement agreement, however, on January 15, 2014, Raysung applied to the Xi’an Court to terminate the settlement agreement and add Oclaro, Inc. as a co-defendant in the original civil suit.
On March 26, 2014, the Xi’an Court froze RMB 15,000,000 (equivalent to approximately $2.4 million at the exchange rate in effect March 28, 2015) of cash held in Oclaro Shenzhen’s bank account in China. On April 30, 2014, Oclaro Shenzhen submitted a challenge to the jurisdiction of the Xi'an Court. On May 26, 2014, the Xi'an Court overruled the jurisdictional challenge. On June 4, 2014, Oclaro Shenzhen filed an appeal with the Shaanxi High Court to revoke the civil order of the Xi'an Court overruling Oclaro Shenzhen's jurisdictional challenge. The Shaanxi High Court held hearings on July 15, 2014 and July 30, 2014, and on August 20, 2014 sustained the Xi'an Court's civil order on jurisdiction and transferred the case back to the Xi'an Court for substantive proceedings. On September 22, 2014, Raysung amended its complaint in the Xi'an Court proceeding by increasing its claims to RMB 36.2 million (equivalent to approximately $5.9 million at the exchange rate in effect on March 28, 2015). On October 22, 2014, the Xi'an Court conducted a hearing on the substantive elements of Raysung's claims. At the same hearing, Oclaro Shenzhen filed counterclaims against Raysung for RMB 7.4 million (equivalent to approximately $1.2 million at the exchange rate in effect on March 28, 2015) of losses resulting from supply of products with unqualified materials. On December 17, 2014, the Xi'an Court conducted a hearing on the substantive elements of each party's claims against the other party.
On April 2, 2015, the Xi'an Court released RMB 5,000,000 of cash (equivalent to approximately $0.8 million at the exchange rate in effect March 28, 2015) previously frozen in Oclaro Shenzhen's bank account in exchange for a new lien on physical assets located at Oclaro Shenzhen's facility with an equivalent appraised value. The Asset Preservation Order is currently in effect until March 2016. On April 10, 2015, the Xi'an Court issued a decision, ruling that Oclaro Shenzhen should pay Raysung RMB 11.4 million (equivalent to approximately $1.9 million at the exchange rate in effect March 28, 2015). The Xi'an

Court also dismissed Raysung's other claims and each of Oclaro Shenzhen's counterclaims. On April 24, 2015, Oclaro Shenzhen filed an appeal of the Xi'an Court decision with the Shaanxi High Court, on the basis of both factual and legal error in the underlying decision. As of May 7, 2015, no judge has been assigned to the appellate case and no hearing dates have been established. Oclaro, Inc. and Oclaro Shenzhen continue to believe that they have meritorious defenses to the claims made by Raysung and intend to defend this litigation vigorously.

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
Many of our new product samples for metro and long haul 100 GHz communication applications have been well received by potential customers of these products. As a result, we anticipate significant backlog for these new generation products. These newer generation products typically will have greater functionality and a smaller footprint, resulting in more complexity in the manufacturing process. This increased complexity will result in lower manufacturing yields or more difficult production to manufacture in volume. If we experience large demand for these products and are unable to manufacture them in sufficient volume, we would fall short of the planned output and revenue targets as we move from low volume sampling to manufacturing for commercial production. In addition, a production ramp for certain products can include a manufacturing transition between two or more locations which carries an inherent risk of delay. Our failure to satisfy our customers' demand for these products could result in our customers postponing or canceling orders or seeking alternative suppliers for these products, which would adversely affect our results of operations.
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
Across the entire network, our customers are demanding increased performance from our products, at lower prices and in smaller and lower power designs. These requirements stretch the capabilities of our optical chips, packages and electronics to the limit of technical feasibility. In addition these demands are often customer specific, leading to numerous product variations. We enter our new product introduction, or NPI, process with clear performance and cost goals. Because of the complexity of design requirements, executing on these goals is becoming increasingly difficult and less predictable. These difficulties could result in product sampling delays and/or missing targets on key specifications and customer requirements, leading to design losses. Our failure to meet our customers' technical and performance requirements for these products could result in our customers seeking alternative suppliers for these products, which would adversely affect our results of operations.
We have a history of large operating losses. We may not be able to achieve profitability in the future and as a result we may not be able to maintain sufficient levels of liquidity.
We have historically incurred losses and negative cash flows from operations since our inception. As of March 28, 2015, we had an accumulated deficit of $1,340.3 million. We incurred a loss from continuing operations of $34.4 million and negative cash flows from operations of $39.3 million during the nine months ended March 28, 2015, and we incurred losses from continuing operations for the years ended June 28, 2014 and June 29, 2013 of $102.1 million and $120.3 million, respectively.
As of March 28, 2015, we held $123.9 million in cash and restricted cash, comprised of $119.8 million in cash and cash equivalents and $4.1 million in restricted cash; and we had working capital, including cash, of $197.1 million. At March 28, 2015, we had debt of $67.3 million, consisting of capital leases and convertible notes.
During fiscal year 2013, 2014 and 2015, we executed a number of financing transactions in order to generate funds to help sustain our operations: we sold our interleaver and thin film filter business, executed two convertible debt transactions, and executed sales of product lines in order to generate additional capital. On May 6, 2013, we secured a short term loan from Providence Equity of $25.0 million (with net proceeds to us of $20.5 million after discounts and expenses) as a bridge to the conclusion of certain asset sales. In order to obtain the short term loan, we amended our Credit Agreement to add Providence as a term lender. In connection with this amendment, we agreed to complete certain asset sales and use the proceeds to repay amounts we have borrowed under the Credit Agreement by July 15, 2013. On August 21, 2013, we amended our Credit Agreement to extend the time frame within which we must complete such asset sales to make such repayments to September 2, 2013. The corresponding sale of our Zurich Business to II-VI Incorporated ("II-VI") was closed on September 12, 2013. We received proceeds of $90.6 million in cash on September 12, 2013 and an additional $2.9 million subject to a potential post-closing working capital adjustment, which was calculated based on the level of working capital in the Oclaro Switzerland GmbH subsidiary at the September 12, 2013 close versus a target based on working capital at June 29, 2013. We also received $1.4 million in January 2015 that had been held back from the purchase price by II-VI. We also received $5.0 million for a 30 day option to sell our Amplifier Business. On November 1, 2013, the sale of our Amplifier Business to II-VI and certain of its affiliates closed and we received $79.6 million in cash from II-VI. We also received $0.9 million in January 2015 that had been held back from the purchase price by II-VI.
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
Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, during the nine months ended March 28, 2015 and during the fiscal years ended June 28, 2014 and June 29, 2013, our three largest customers accounted for 46 percent, 43 percent and 38 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, during the second half of fiscal 2012, our revenues were adversely impacted by a significant change in demand expectations from a particular major customer. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.

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
We may not be able to maintain or improve our gross margins, due to slow introductions of new products, pricing pressure from increased competition, the failure to effectively reduce the cost of existing products, the failure to improve our product mix, the potential for future macroeconomic or market volatility reducing sales volumes, changes in customer demand (including a change in product mix between different areas of our business) or other factors. Our gross margins can also be adversely impacted for reasons including, but not limited to, fixed manufacturing costs that would not be expected to decrease in proportion to any decrease in revenues; unfavorable production yields or variances; increases in costs of input parts and materials; the timing of movements in our inventory balances; warranty costs and related returns; changes in foreign currency exchange rates; possible exposure to inventory valuation reserves; the sale of our Komoro, Zurich and Amplifier Businesses, including procuring certain parts that were previously internally sourced but that we must now purchase externally; and failure to realize benefits of the recently completed transfer of certain manufacturing functions to Venture Corporation Limited ("Venture"). Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goal to achieve profitability and sustainable cash flow from operations.
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
The market for optical components and modules is highly competitive and this competition could result in our existing customers moving their orders to our competitors. We are aware of a number of companies that have developed or are developing optical component products, including tunable lasers, pluggable components, modulators and subsystems, among others, that compete directly with our current and proposed product offerings.
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
Fluctuations in the exchange rate between these currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. For example during the first nine months of fiscal 2015, the Japanese yen depreciated approximately 17 percent relative to the U.S. dollar, impacting our manufacturing overhead and operating expenses. If the U.S. dollar stays the same or depreciates relative to the U.K. pound sterling and/or Japanese yen in the future, our future operating results may be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan or the Euro vary more significantly than they have to date.
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
For instance, during fiscal years 2014 and 2013, we incurred $3.5 million and $5.1 million in restructuring charges, respectively, in connection with the transition of certain portions of our Shenzhen, China assembly and test operations to Venture. During the year ended June 28, 2014, we also incurred $13.2 million in restructuring charges in connection with the restructuring plan we initiated in the first quarter of fiscal year 2014 to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. We expect to incur an additional $3.0 million to $5.0 million, in aggregate, in restructuring charges during the fourth quarter of fiscal year 2015 in connection with these restructuring plans.
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
If we raise funds through the issuance of equity, equity-linked or convertible debt securities, our stockholders may be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of securities held by existing stockholders. If we raise funds through the issuance of debt instruments, such as we did in February 2015 when we issued convertible notes and December 2012 when we issued exchangeable bonds, the agreements governing such debt instruments may contain covenant restrictions that limit our ability to, among other things: (i) incur additional debt, assume obligations in connection with letters of credit, or issue guarantees; (ii) create liens; (iii) make certain investments or acquisitions; (iv) enter into transactions with our affiliates; (v) sell certain assets; (vi) redeem capital stock or make other restricted payments; (vii) declare or pay dividends or make other distributions to stockholders; and (viii) merge or consolidate with any entity. (See Note 6, Credit Line and Notes, elsewhere in this Quarterly Report on Form 10-Q, for further details). The exchangeable bonds issued in 2012 were subsequently exchanged for common stock. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, develop or enhance our products, or otherwise respond to competitive pressures and operate effectively could be significantly limited.
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
From time to time, we consider divestitures of product lines or portions of our assets in order to streamline our business, focus on our core operations and raise cash. For example, on October 27, 2014, we sold our Komoro Business to Ushio Opto Semiconductors, Inc. ("Ushio"). In addition, on September 12, 2013, we sold our Zurich Business to II-VI and on November 1, 2013, we sold our Amplifier Business to II-VI (See Note 5, Business Combinations and Dispositions, elsewhere in this Quarterly Report on Form 10-Q, for further details). In connection with these divestitures, we entered into transition service, manufacturing service and supply agreements with both Ushio and II-VI to facilitate the ownership transition, collectively referred to as “transition agreements.” Pursuant to these transition agreements, we continue to manufacture certain products for II-VI and perform certain administrative functions for both Ushio and II-VI. From time to time, substantial amounts of executive resources have been diverted from our core ongoing business to manage these transitions. For each of these divestitures, a material portion of the purchase price was held back to address post-closing claims, including claims related to our performance of the transition agreements. We received a portion of the hold-back from the sale of the Zurich Business during the third quarter of fiscal year 2014. We expected to receive an additional $10.0 million which was subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims related to the sale of the Zurich and Amplifier Businesses. On December 30, 2014, we entered into a Settlement Agreement with II-VI and II-VI Holdings B.V. regarding disposition of the amounts held back by the II-VI parties. Of the $10.0 million subject to hold-back until December 31, 2014, we received $2.35 million in January 2015 and we released the remaining $7.65 million to II-VI Holdings B.V. In order to perform under these transition agreements, on an interim basis, we have been required to retain certain employees and contractors, continue operating certain facilities, dedicate certain manufacturing capacity and maintain certain supplier agreements that have added additional costs and delayed our ability to fully restructure our operations to efficiently focus on our core ongoing business. If we fail to perform under any of these transition agreements, or if we do not successfully execute the restructuring of our operations after our transition agreement obligations have been fulfilled, our financial condition and results of operations could be harmed.

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
In connection with the acquisition of Xtellus, Inc. ("Xtellus") in 2009, during the first quarter of fiscal year 2012, we issued 0.9 million shares of our common stock related to the settlement of our Xtellus escrow liability. In October 2011, we paid $0.5 million in cash and issued 0.8 million shares of our common stock to pay earnout obligations related to our acquisition of Mintera Corporation ("Mintera"). In the fourth quarter of fiscal year 2012, we paid $2.2 million to settle a portion of our Mintera earnout obligations, and settled the remaining $8.6 million obligation in cash in the first quarter of fiscal year 2013.
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
In connection with our acquisition of Xtellus, during the first quarter of fiscal year 2012 we issued 0.9 million shares of our common stock to settle our escrow liability. In connection with our acquisition of Mintera, during the second quarter of fiscal year 2012, we issued 0.8 million shares of our common stock to pay portions of the 12 month earnout obligations. In connection with our acquisition of Opnext, during the first quarter of fiscal year 2013, we issued 38.4 million shares of our common stock. In addition, during the second quarter of fiscal year 2014, we issued 13.5 million shares of our common stock in connection with the conversion of the convertible notes issued in December, 2012. We also have $65 million of convertible notes outstanding, which if converted, would result in us issuing up to 44.5 million shares of our common stock. In May 2013, we also issued 1.8 million warrants to purchase our common stock at an exercise price of $1.50 per share in connection with the Term Loan we received in May 2013 (See Note 6, Credit Line and Notes, in this Quarterly Report on Form 10-Q, for further details). On May 2, 2014, these warrants were exercised, resulting in the issuance of 978,457 shares of our common stock. The issuance of these shares and their subsequent sale will dilute our existing stockholders and could potentially have a negative impact on our stock price.
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
When the market price of a stock experiences a sharp decline, as has happened to us in the past, holders of that stock have often brought securities class action litigation against the company that issued the stock. Several securities class action lawsuits have been filed against us and certain of our current and former officers and directors. Other class action lawsuits have been initiated in the past against Opnext, us and certain of our respective current and former officers and directors as purported derivative actions. The securities class action complaints alleged violations of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the Securities and Exchange Commission. Each purported derivative complaint alleged, among other things, counts for breaches of fiduciary duty, waste, and unjust enrichment. The courts recently approved the settlement of these lawsuits and the settlements became final. For a description of these lawsuits, see Part II, Item 1, Legal Proceedings, "Class Action and Derivative Litigation" in this Quarterly Report on Form 10-Q. If new litigation of this type were to be initiated in the future, such litigation would likely divert the time and attention of our management and could cause us to incur significant expense in defending against the litigation. In addition, if any such suits were resolved in a manner adverse to us, the damages we could be required to pay may be substantial and could have an adverse impact on our results of operations and our ability to operate our business.
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
As of March 28, 2015, we had $2.8 million in other intangible assets and $41.4 million of property and equipment, net on our condensed consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the other intangible assets and the implied fair value of the other intangible assets in the period in which such determination is made. The testing of other intangible assets for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.

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

OCLARO, INC. (Registrant)

May 7, 2015	By:	/s/ GREG DOUGHERTY
Greg Dougherty Chief Executive Officer (Principal Executive Officer)

May 7, 2015	By:	/s/ PETE MANGAN
Pete Mangan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger, dated March 26, 2012, among Oclaro, Inc., Tahoe Acquisition Sub, Inc. and Opnext, Inc. (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on March 26, 2012 and incorporated herein by reference).

2.2
Agreement of Merger, dated as of July 26, 2010, among Oclaro, Inc., Nikko Acquisition Corp., Mintera Corporation, and Shareholder Representative Services LLC, as the Stockholders’ Agent (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on July 26, 2010 and incorporated herein by reference).

2.3
Agreement of Merger, dated as of December 16, 2009, among Oclaro, Inc., Rio Acquisition Corp., Xtellus Inc., and Alta Berkeley LLP, as the Stockholders’ Agent (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on December 22, 2009 and incorporated herein by reference).

2.4 (3)
Master Separation Agreement, dated August 5, 2014, entered into by Oclaro Japan, Inc., Ushio Opto Semiconductors, Inc., and Ushio, Inc. (previously filed as Exhibit 2.4 to Registrant's Annual Report on Form 10-K on September 10, 2013 and incorporated herein by reference).

3.1	Amended and Restated By-Laws of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference).
3.2	Oclaro, Inc. Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on August 1, 2014 and incorporated herein by reference).
10.70 (1)	Purchase Agreement, dated February 12, 2015, between Oclaro, Inc. and Jefferies LLC.
10.71 (1)	Indenture, dated February 19, 2015, between Oclaro, Inc. and U.S. Bank National Association, as Trustee.
10.72 (1)	Registration Rights Agreement, dated February 19, 2015, between Oclaro, Inc. and Jefferies LLC.
10.73 (1)	Consent and First Loan Modification Agreement, dated February 19, 2015, between Oclaro, Inc., Oclaro Technology Limited and Silicon Valley Bank.
31.1 (1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2 (1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.

(3)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.