Form 10-K
period 2015-06-27
OCLARO, INC.
filed 2015-08-28
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 27, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $201,493,136 based on the last reported sale price of the registrant’s common stock on December 27, 2014 as reported by the NASDAQ Global Select Market ($1.88 per share). As of August 21, 2015, there were 110,147,993 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders, which will be filed on or before October 26, 2015. With the exception of the sections of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders specifically incorporated herein by reference, the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders is not deemed to be filed as part of this Form 10-K.

OCLARO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 27, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target,” “model,” “may” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) our ability to timely develop, commercialize and ramp the production of new products, (ii) our ability to increase the percentage of sales associated with our new products, (iii) our ability to respond to evolving technologies, customer requirements and demands, and product design challenges, (iv) our dependence on a limited number of customers for a significant percentage of our revenues, (v) our ability to maintain strong relationships with certain customers, (vi) the effects of fluctuating product mix on our results, (vii) competition and pricing pressure, (viii) our ability to effectively manage our inventory, (ix) our ability to meet or exceed our gross margin expectations, (x) the effects of fluctuations in foreign currency exchange rates, (xi) our ability to maintain or increase our cash reserves and obtain debt or equity-based financing on acceptable terms or at all, (xii) our future performance and our ability to effectively restructure our operations and business, (xiii) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources, (xiv) our ability to timely capitalize on any increase in market demand, (xv) our ability to service and repay our outstanding indebtedness pursuant to the terms of the applicable agreements, (xvi) the potential inability to realize the expected benefits of asset dispositions, (xvii) the sale of businesses which may or may not arise in connection with executing our restructuring plans, (xviii) our ability to reduce costs and operating expenses, (xix) increased costs related to downsizing and compliance with regulatory and legal requirements in connection with such downsizing, (xx) the risks associated with our international operations, (xxi) the impact of continued uncertainty in world financial markets and any resulting reduction in demand for our products, (xxii) the outcome of tax audits or similar proceedings, (xxiii) the outcome of pending litigation against us, and (xxiv) other factors described in other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K and the documents incorporated herein by reference.
As used herein, “Oclaro,” “we,” “our,” and similar terms include Oclaro, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I
Item 1. Business
Overview of Oclaro
During our fiscal year 2015, we were one of the leading providers of optical components, modules and subsystems for the core optical transport, service provider, enterprise and data center markets. Leveraging over three decades of laser technology innovation, photonic integration and subsystem design, we provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications.
Our customers include ADVA Optical Networking ("ADVA"); Alcatel-Lucent; Ciena Corporation ("Ciena"); Cisco Systems, Inc. ("Cisco"); Coriant GmbH ("Coriant"); Fiberhome Networks ("Fiberhome"); Huawei Technologies Co. Ltd ("Huawei"); Juniper Networks, Inc. ("Juniper"); Telefonaktiebolaget LM Ericsson ("Ericsson") and ZTE Corporation ("ZTE").
Corporate Information
We were incorporated in Delaware in June 2004. On September 10, 2004, we became the publicly traded parent company of the Oclaro Technology Ltd (formerly Bookham Technology plc) group of companies, including Oclaro Technology Ltd, a limited company incorporated under the laws of England and Wales whose stock was previously traded on the London Stock Exchange and the NASDAQ National Market under the Bookham name. Effective January 3, 2011, our common stock is traded on the NASDAQ Global Select Market under the symbol “OCLR.”
Our principal executive offices are located at 2560 Junction Avenue, San Jose, California 95134, and our telephone number at that location is (408) 383-1400. We maintain a web site with the address www.oclaro.com. Our web site includes links to our Code of Business Conduct and Ethics and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters. We did not waive any provisions of our Code of Business Conduct and Ethics during the year ended June 27, 2015. We are not including the information contained in our web site or any information that may be accessed through our web site as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our web site, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Any document we file with the SEC, may be inspected, without charge, at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330 or at the SEC’s internet address at http://www.sec.gov (the information contained in the SEC’s website is not intended to be a part of this filing).
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
Convertible Notes
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
Employee Stock Plans
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
Litigation Update
On August 21, 2015, the Shaanxi High Court in China delivered its judgment to Oclaro Technology (Shenzhen) Co., Ltd. or Oclaro Shenzhen. See Legal Proceedings-Specific Matters- Raysung Commercial Litigation in Part I, Item 3 for additional details regarding this litigation. Following the delivery of this judgment, we recorded a $2.5 million charge in selling, general and administrative expense within our consolidated statement of operations for fiscal year 2015 and the quarter ended June 27, 2015 and $2.5 million in accrued expenses and other liabilities in our consolidated balance sheet at June 27, 2015. As a result, both the operating loss and net loss we reported in our earnings release for the fiscal year and quarter ended June 27, 2015 and included in our Current Report on Form 8-K furnished to the SEC on August 4, 2015, was $2.5 million less, the amount of the settlement, than the operating loss and net loss reported below and reflected in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our Business
We are a supplier of core optical network technology to leading telecommunication and data communication equipment companies worldwide. We target communications equipment manufacturers that integrate our optical technology into the switching, routing and transport systems they offer to the global service and content providers that are building, upgrading and operating high-performance optical networks. Service and content providers are increasingly demanding greater levels of network capacity from their communications equipment suppliers, our primary customers, in order to meet their rapidly growing network bandwidth requirements. This is being driven by bandwidth intensive applications and devices that are at the access or edge of the network, such as all forms of mobile devices, streaming video, social media, cloud computing and voice over Internet Protocol ("VoIP"). The optical communications market has started to expand beyond a small number of very large service providers, and is now transitioning to a variety of open and captive networks created solely for in house use by large video services, search engines and companies offering a variety of cloud computing services. We believe that the trend toward an increase in demand for optical solutions, which increase network capacity, is in response to growing bandwidth demand driven by increased transmission of video, voice and data over optical communication networks. Service providers also seek to decrease the total cost of ownership of their networks, and many of our advanced optical solutions, both now and potentially in terms of future optical technologies to enable new network architectures, can provide a level of flexibility and responsiveness that will support these goals by enabling savings in both operational and capital expenses. The rapid development of network infrastructure underway in developing countries is also driving growth in demand for optical solutions. Increasingly, internet content providers with their own wide area networks have similar requirements and are also becoming customers for our optical network products. We design, manufacture and market optical components, modules and subsystems that generate, detect, combine and separate light signals in optical communications networks. During fiscal year 2015, we were a leading supplier of optical products at the component level, including tunable lasers, external modulators, integrated lasers and modulators and receivers. During fiscal year 2015, we were also a leading supplier of products at the module and subsystem levels, including transceivers, transponders and controlled subsystems. Many of our products enable increased flexibility in optical communications networks, making the networks more dynamic in nature. We supply transmission products at the component level and the module level into 10 gigabits per second ("Gb/s"), 40 Gb/s and 100 Gb/s communications solutions.

Additionally, in data communications ("datacom"), enterprises and institutions such as datacenters have grown in complexity as they manage the rapidly escalating demands for increased bandwidth and diverse types of data driven through the consumerization of information technology and the transition to Software as a Service ("SaaS") services. These next generation architectures, such as hyperscale datacenters, require very high speed interconnects to support intensive data traffic within and between corporate datacenters. The providers of hyperscale datacenters are upgrading and deploying their own high-speed local, storage and wide-area networks, also called LANs, SANs and WANs, respectively. These deployments increase the ability to utilize high-bandwidth applications that are growing in importance to their organizations and also increase utilization across telecommunications networks as this traffic leaves the LANs, SANs and WANs and travels over the network service providers’ edge and core networks. We are a leading supplier of client-side and short reach optical transceivers at 10 Gb/s, 40 Gb/s, 100 Gb/s and, in some cases, less than 10 Gb/s, into data communications and enterprise solutions.
With the increasing demand of mobile connectivity on an ever increasing range of devices, from phones to tablet computers, enabling the consumer to use bandwidth intensive applications such as video streaming requires mobile infrastructure providers to use optical solutions from the mast head to a remote terminal and/or central office. We are a supplier of optical transceivers at speeds up to 10 Gb/s into the wireless fronthaul and backhaul market.
Competitive Differentiation
We believe that demonstrating the following competitive strengths will continue to be important to maintain and reinforce our position as a leading provider of core optical network components, modules and subsystems:

•
Optical Technology Leadership. We have extensive expertise in optical technologies including optoelectronic semiconductors, electronics design, firmware and software capabilities. Our expertise includes III-V optoelectronic semiconductors utilizing indium phosphide ("InP") substrates. As of June 27, 2015, we have approximately 1,000 patents issued. Our intellectual property ("IP") portfolio represents a significant investment in the optical industry over the past 30 years. We believe our commitment to the optical industry and our IP and know-how represents a differentiated value proposition for our customers. We are a leading supplier in many of our metro and long-haul telecom product markets.

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

Business Strategy
In order to maintain our position as a leading provider of core optical network components, modules and subsystems, we are continuing to pursue the following business strategies:

•
Increase the Focus of Our Business on Our Core Competencies. We do not believe that our recent operating results have been satisfactory. We believe that, in order to have an opportunity to potentially execute a plan that restores us to profitability, we need to ensure our overhead expenses continue to be aligned with our revenue levels, refine the focus of our research and development efforts into areas where we have the potential for significant technological differentiation, and continue to simplify our operating footprint. For example, in October 2014, we completed the sale of the industrial and consumer business of Oclaro Japan, which simplifies our operating footprint and generated capital for other improvements. We have also deemed our 40 Gb/s transmission products to be mature and have decreased the corresponding research and development expenditures and/or reallocated the expenditures to product areas with more potential for technology differentiation in high growth markets such as 100 Gb/s, 200 Gb/s and 400 Gb/s.

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

•
Capture Share in New and Emerging Web 2.0 and Datacenter Markets. The emerging datacenter and Web 2.0 markets are one of the fastest growing segments in optical communications, both in terms of capital network equipment investment and growth of high data rate optical transceivers. To support the higher data rates needed, single mode fiber is the connectivity media of choice for greenfield data centers, maximizing the operators’ return on investment. We are ideally placed with our technology to support a broad portfolio of high speed discrete lasers, receivers, optical sub-assemblies and transceivers, and supporting this market segment is a key strategic initiative for us as we move forward.

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

•
Match Global Engineering and Manufacturing Resources with Customer Demands. We believe our global engineering and manufacturing infrastructure enables us to deliver cost-effective solutions for our customers and meet our time to market objectives. Our use of contract manufacturers, primarily in Southeast Asia, to augment our internal manufacturing capabilities, provides us with an effective cost base and enables us to dynamically manage our production in the face of varying customer demand. We also operate back-end assembly and test facilities in China and Japan. We continually evaluate the capabilities of additional potential contract manufacturing partners to ensure we have a scalable and cost effective manufacturing strategy appropriate for executing to our business objectives over a long-term horizon.

•
In the Future We May Consider the Use of Strategic Investments, Acquisitions and Divestitures to Maintain an Optical Leadership Position. In the short term we expect to focus our strategy on improving our existing businesses and do not anticipate making strategic investments or acquiring companies or businesses to extend or reinforce our position. However, we could consider the use of strategic investments, acquisitions and divestitures in the future. Our industry has historically been fragmented and characterized by large numbers of competitors, but in recent years has experienced increasing levels of consolidation. In addition to our internal development capabilities, we have used acquisitions as a means to enhance our scale, obtain critical technologies and enter new markets. We have historically expanded our business through acquisitions where we have seen an opportunity to enhance scale, broaden our product offerings or integrate new technology. Our July 2012 acquisition of Opnext was consistent with this strategy. In addition, we have participated in significant past merger, acquisition and divestiture activities, including our merger with Avanex in April 2009; our acquisition of Xtellus, Inc. ("Xtellus") in December 2009; our acquisition of Mintera Corporation ("Mintera") in July 2010; and divestitures of our Zurich Business in September 2013, our Amplifier Business in November 2013 and our industrial and consumer business based in Komoro, Japan (the "Komoro Business") in October 2014.

Our Product Offerings

•
Client Side Transceivers. Our pluggable transceiver portfolio includes fixed wavelength SFP at data rates less than 10 Gb/s, Xenpak, X2, XFP and SFP+ at 10 Gb/s, QSFP at 40 Gb/s, CFP, CFP2 and CFP4 at 100 Gb/s. These package form factors support different link distances based on different optical connectors and media types, in both industry standard and proprietary optical specifications. These link distances typically go from 100 meters to 100 kilometers, depending on the laser and receiver technology utilized.

•
Line Side Transceivers. We believe the photonic integration of our internal components represents a differentiator and a competitive advantage in our 10 Gb/s tunable XFP and tunable SFP+ products. We were the first company to supply coherent CFP2 transceivers at 100 Gb/s and 200 GB/s. Our internal device and sub-assembly technology enables our customers to provide a coherent pluggable 100 Gb/s solution for metro and long haul networks.

•
Tunable laser transmitters. Our tunable laser products include discrete lasers and co-packaged laser modulators to optimize performance and reduce the size of the product. Our tunable products at the component level include an InP tunable laser chip, an integrated tunable laser assembly ("iTLA") and a 10 Gb/s co-packaged laser modulator tunable compact mach-zender. We also supply our tunable components into our customers’ 40 Gb/s products, and believe we are a primary supplier of these and related components into the 40 Gb/s solutions commercially available today. We are ramping production of our micro-iTLA product, which is a tunable laser product suitable for 100 Gb/s systems.

•
Lithium niobate modulators. Our lithium niobate external modulators are optical devices that manipulate the phase or the amplitude of an optical signal. Their primary function is to transfer information on an optical carrier by modulating the light. These devices externally modulate the lasers of discrete transmitter products including, but not limited to, our own standalone laser products. We are leaders in the market for 10 Gb/s modulators, and are ramping production of 100 Gb/s modulators for coherent applications.

•
Transponder modules. Our transponder modules provide both transmitter and receiver functions. A transponder includes electrical circuitry to control the laser diode and modulation function of the transmitter as well as the receiver electronics. We supply a small form factor tunable transponder at 10 Gb/s, and large form factor 40 Gb/s transponders based on a differential phase shift keying ("DPSK") modulation scheme. We believe the photonic integration of our internal componentry can represent a differentiator and a competitive advantage in certain of these products.

•
Receivers. Our portfolio of discrete receivers for metro and long-haul applications includes 10 Gb/s XMD PIN and avalanche photodiode ("APD") receivers, 40 Gb/s XLMD PIN receivers, 10 Gb/s coplanar receivers in PIN and APD configurations and 20 Gb/s balanced receivers, coherent receivers and receivers based on photonic integration at both 40 Gb/s and 100 Gb/s data rates.

The following table sets forth our revenues by product group for the periods indicated:

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(Thousands)
100 Gb/s transmission modules	$119,276	$78,552	$42,241
40 Gb/s transmission modules	74,520	98,891	100,521
10 Gb/s and lower transmission modules	138,116	183,522	236,034
Industrial and consumer	9,364	29,906	25,833
	$341,276	$390,871	$404,629
Customers, Sales and Marketing
We believe it is essential to maintain a comprehensive and capable sales and marketing organization. As of June 27, 2015, our sales and marketing organization, which included direct sales force, customer service, marketing communications and product line specific marketing employees, totaled 78 people in Canada, China, Germany, Italy, Japan, Malaysia, the United Kingdom and the United States. In addition to our direct sales and marketing organization, we also sell and market our products through international sales representatives and resellers that extend our commercial reach to smaller geographic locations and customers that are not currently covered by our direct sales and marketing efforts.
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

For the fiscal year ended June 27, 2015, Coriant accounted for 19 percent, Huawei accounted for 14 percent and Alcatel-Lucent accounted for 11 percent of our revenues. For the fiscal year ended June 28, 2014, Coriant accounted for 20 percent, Cisco accounted for 13 percent and Huawei accounted for 11 percent of our revenues. For the fiscal year ended June 29, 2013, Cisco accounted for 14 percent, Coriant accounted for 14 percent and Huawei accounted for 10 percent of our revenues.
Our customers are primarily network equipment manufacturers of telecommunications and data communications systems and hyperscale datacenter operators.
The following table sets forth our revenues by geographic region for the periods indicated, determined based on the country or region to which the products were shipped:

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(Thousands)
China	$105,516	$101,889	$113,203
United States	54,017	41,047	36,106
Malaysia	47,335	46,997	41,825
Mexico	40,900	33,483	26,045
Germany	25,825	66,611	56,874
Italy	25,034	20,323	20,122
Japan	8,417	35,295	51,534
Thailand	3,676	9,166	15,251
Rest of world	30,556	36,060	43,669
	$341,276	$390,871	$404,629
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
We have wafer fabrication facilities in Caswell, U.K.; Sagamihara, Japan; and San Donato, Italy. We also have facilities in Shenzhen, China where we perform assembly and test operations; and a facility in California where we perform a portion of the manufacturing of our 40 Gb/s products. In our Caswell, U.K. facility, we also manufacture 100 Gb/s line side transceivers; in our San Donato, Italy facility we also manufacture 100 Gb/s modulators; and in our Sagamihara facility we also perform assembly and test operations for our 100 Gb/s client side transceivers. We believe that innovation at the wafer and fab level is a key differentiator in optical components and we are positioned accordingly. We also use third-party contract manufacturers in Thailand (Fabrinet), Malaysia (Venture) and China. We also use other contract manufacturers to a lesser degree, on a specific product basis. We continually evaluate the capabilities of additional potential contract manufacturing partners to ensure we have a scalable and cost effective manufacturing strategy appropriate for executing our business objectives over a long-term horizon. As part of our sale of the Komoro Business in fiscal year 2015, we transferred our facilities in Komoro to Ushio Opto. As part of our sale of the Zurich Business in fiscal year 2014, we transferred our facilities in Zurich, Switzerland to II-VI. We also sold our manufacturing operations in South Korea during fiscal year 2014 and sold our remaining WSS patents.
As of June 27, 2015, our manufacturing organization was comprised of 830 people.
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
We have significant expertise in optical technologies such as optoelectronic semiconductors utilizing InP, and lithium niobate substrates and micro-optic assembly and packaging technology. In addition to these technologies, we also have electronics design, firmware and software capabilities to produce transceivers and transponders. We will also consider supplementing our in-house technical capabilities with strategic alliances or technology development arrangements with third parties when we deem appropriate. We spent $46.4 million, $64.2 million and $79.3 million on research and development during the years ended June 27, 2015, June 28, 2014 and June 29, 2013, respectively. As of June 27, 2015, our research and development organization was comprised of 208 people.
Our research and development facilities are in China, Italy, Japan, the United Kingdom, and the United States. These facilities include computer-aided design stations, modern laboratories and automated test equipment. Our research and development organization has optical and electronic integration expertise that facilitates meeting customer-specific requirements as they arise. Research and development facilities in Komoro, Japan were included in the sale of the industrial and consumer business to Ushio Opto in fiscal year 2015. Research and development facilities in Zurich, Switzerland, Tucson, Arizona and Horseheads, New York were included in the sale of product lines to II-VI in fiscal year 2014. We also sold our research and development operations in Korea and closed our research and development operations in Israel during fiscal year 2014.
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
We have a substantial number of patents in the United States and other countries, and additional applications are pending. These relate to technology that we have obtained from our acquisitions of businesses and companies in addition to our own internally developed technology. As of June 27, 2015, we held approximately 1,000 issued patents worldwide, with additional patent applications pending in various jurisdictions. Although our business is not materially dependent upon any one patent, our rights and the products made and sold under our patents, taken as a whole, are a significant element of our business. We maintain an active program designed to identify technology appropriate for patent protection.
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
Competition
The optical communications markets are rapidly evolving. We expect these markets to continue to be highly competitive because of the available capacity and number of competitors. We compete with domestic and international companies, many of which have substantially greater financial and other resources than we do. As of June 27, 2015, we believe that our principal competitors in the optical subsystems, modules and components industry include Finisar Corporation ("Finisar"), JDS Uniphase Corporation ("JDSU"), NeoPhotonics Corporation, Avago Technologies Ltd. ("Avago"), Sumitomo Electric Industries, Ltd. ("Sumitomo"), Furukawa Electric Co., Ltd. and vertically-integrated equipment manufacturers such as Fujitsu Limited. On August 1, 2015, JDSU split into two separate companies, one of which, Lumentum Holdings Inc. ("Lumentum"), is now also one of our competitors. The principal competitive factors upon which we compete include breadth of product line, availability, performance, product reliability, innovation and selling price. We seek to differentiate ourselves from our competitors by offering high levels of customer value through collaborative product design, technology innovation, manufacturing capabilities, optical/mechanical performance, intelligent features for configuration, control and monitoring, multi-function integration and overall customization. There can be no assurance that we will continue to compete favorably with respect to these factors. We encounter substantial competition in most of our markets, although no one competitor competes with us across all product lines or markets.
Consolidation in the optical systems and components industry has intensified, and future consolidation could further intensify, the competitive pressures that we face. For example, in addition to our mergers with Opnext and Avanex, our fiscal year 2010 acquisition of Xtellus and our fiscal year 2011 acquisition of Mintera, Ciena acquired Cyan Inc. in 2015, NeoPhotonics acquired the tunable laser product line of Emcore Corporation in 2015, Avago has agreed to acquire Broadcom Corp. in 2015, Nokia has agreed to acquire Alcatel-Lucent in 2015, Finisar acquired u2t Photonics AG in 2014, Avago acquired CyOptics, Inc. in 2013, Cisco acquired Lightwire, Inc. in 2012, Finisar acquired Ignis Optics in 2011 and Red-C Optical Networks Ltd. in 2012, and NeoPhotonics acquired Santur in 2011.
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

Long-Lived Tangible Assets and Total Assets
The following table sets forth our long-lived tangible assets and total assets by geographic region as of the dates indicated:

	Long-lived Tangible Assets		Total Assets
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(Thousands)
United States	$1,581	$2,980	$109,818	$53,120
United Kingdom	6,965	6,408	81,813	120,400
Japan	16,698	26,216	74,191	107,597
China	8,046	5,671	24,809	43,102
Rest of world	8,476	9,493	35,253	41,466
	$41,766	$50,768	$325,884	$365,685
Employees
As of June 27, 2015, we employed 1,233 people, including 208 in research and development, 830 in manufacturing, 78 in sales and marketing, and 117 in general and administration. In Italy, 156 employees belong to local collective bargaining/professional guilds. None of our other employees are subject to collective bargaining agreements.
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
Many of our new product samples for metro, data center and long haul 100 and 200 gigahertz ("GHz") communication applications have been well received by potential customers of these products. As a result, we anticipate significant backlog for these new generation products. These newer generation products typically will have greater functionality and a smaller footprint, resulting in more complexity in the manufacturing process. This increased complexity will result in lower manufacturing yields or more difficult production to manufacture in volume. If we experience large demand for these products and are unable to manufacture them in sufficient volume, we would fall short of the planned output and revenue targets as we move from low volume sampling to manufacturing for commercial production. In addition, a production ramp for certain products can include a manufacturing transition between two or more locations which carries an inherent risk of delay. For example, we are currently in the process of transitioning the assembly and test processes for our 100 Gb/s CFP2 coherent transceiver from Caswell to our Shenzhen facility and to Venture Corporation Limited ("Venture"). Our failure to satisfy our customers' demand for these products could result in our customers postponing or canceling orders or seeking alternative suppliers for these products, which would adversely affect our results of operations.
Customer requirements for new products are increasingly challenging, which could lead to significant executional risk in designing and manufacturing such products.
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
We have historically incurred losses and negative cash flows from operations since our inception. As of June 27, 2015, we had an accumulated deficit of $1,354.2 million. We incurred a loss from continuing operations of $48.2 million and negative cash flows from operations of $46.3 million during the year ended June 27, 2015, and we incurred losses from continuing operations for the years ended June 28, 2014 and June 29, 2013 of $102.1 million and $120.3 million, respectively.
As of June 27, 2015, we held $115.1 million in cash and restricted cash, comprised of $111.8 million in cash and cash equivalents and $3.3 million in restricted cash; and we had working capital, including cash, of $186.7 million. At June 27, 2015, we had debt of $66.0 million, consisting of capital leases and convertible notes payable.
During fiscal years 2013, 2014 and 2015, we executed a number of asset sale and financing transactions in order to generate funds to help sustain our operations: we sold our interleaver and thin film filter business, executed two convertible debt transactions, and executed sales of product lines in order to generate additional capital. On May 6, 2013, we secured a short term loan from Providence Equity of $25.0 million (with net proceeds to us of $20.5 million after discounts and expenses) as a bridge to the conclusion of certain asset sales. In order to obtain the short term loan, we amended our credit agreement to add Providence as a term lender. In connection with this amendment, we agreed to complete certain asset sales and use the proceeds to repay amounts we have borrowed under the credit agreement by July 15, 2013. On August 21, 2013, we amended our credit agreement to extend the time frame within which we must complete such asset sales to make such repayments to September 2, 2013. The corresponding sale of our Zurich Business to II-VI Incorporated ("II-VI") was closed on September 12, 2013. We received proceeds of $90.6 million in cash on September 12, 2013 and an additional $2.9 million subject to a potential post-closing working capital adjustment, which was calculated based on the level of working capital in the Oclaro Switzerland GmbH subsidiary at the September 12, 2013 close versus a target based on working capital at June 29, 2013. We also received $1.4 million in January 2015 that had been held back from the purchase price by II-VI. We also received $5.0 million for a 30 day option to sell our Amplifier Business. On November 1, 2013, the sale of our Amplifier Business to II-VI and certain of its affiliates closed and we received $79.6 million in cash from II-VI. We also received $0.9 million in January 2015 that had been held back from the purchase price by II-VI.
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
Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, during the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013, our three largest customers accounted for 45 percent, 43 percent and 38 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, during the second half of fiscal 2012, our revenues were adversely impacted by a significant change in demand expectations from a particular major customer. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.
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
We may not be able to maintain or improve our gross margins, due to slow introductions of new products, pricing pressure from increased competition, the failure to effectively reduce the cost of existing products, the failure to improve our product mix, the potential for future macroeconomic or market volatility reducing sales volumes, changes in customer demand (including a change in product mix between different areas of our business) or other factors. Our gross margins can also be adversely impacted for reasons including, but not limited to, fixed manufacturing costs that would not be expected to decrease in proportion to any decrease in revenues; unfavorable production yields or variances; increases in costs of input parts and materials; the timing of movements in our inventory balances; warranty costs and related returns; changes in foreign currency exchange rates; and possible exposure to inventory valuation reserves. Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goals to achieve profitability and achieve sustainable cash flow from operations.

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
As a result of our global operations, our business is subject to currency fluctuations that may adversely affect our results of operations.
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
Fluctuations in the exchange rate between these currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. For example during fiscal 2015, the Japanese yen depreciated approximately 22 percent relative to the U.S. dollar, impacting our manufacturing overhead and operating expenses. If the U.S. dollar stays the same or depreciates relative to the U.K. pound sterling and/or Japanese yen in the future, our future operating results may be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan or the Euro vary more significantly than they have to date.
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
Beginning in June 2013, we have announced a series of events, transactions and restructuring plans, which have had a significant impact on our business. Among other things, we sold our Komoro, Zurich and Amplifier Businesses and announced a restructuring plan to focus our business on our core competencies. While we believe these events, transactions and plans will have a positive impact on our financial condition and results of operations, these changes will result in at least a significant near-term reduction in our revenues, could lead to a disruption in our operations and employee morale, could lead to unplanned attrition of employees, and adversely affect our ability to attract highly skilled employees. In addition, many of our senior management are relatively new. Since June 2013, we have appointed a new Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, and have hired a new Chief Commercial Officer, a new General Counsel, a new Principal Accounting Officer, a new Executive Vice President of Human Resources and a new President of our Integrated Photonics Division, who is currently in the process of transitioning his role to become our Chief Scientist. We have also decreased the size of our Board of Directors from nine to seven. It is important to our success that our Chief Executive Officer continues building an effective management team and global organization. It may take some time for each of the new members of our management team to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results. If we experience these or other adverse consequences, fail to manage these transitions, do not find and retain experienced management personnel, or are otherwise unable to realize the expected benefits of our restructuring plan, our business, results of operations and financial condition would be materially and adversely affected and we may not be able to continue as a going concern over the long term.
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
We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. We currently also depend on a limited number of contract manufacturers, principally Fabrinet in Thailand and Venture in Malaysia, to manufacture certain of our products. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers other than Fabrinet and Venture. As a result, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Some of our suppliers that may be small or under-capitalized may experience financial difficulties that could prevent them from supplying us materials and equipment. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shut downs due to circumstances beyond their control such as earthquakes, floods, fires, labor unrest, political unrest or other natural disasters.
Fabrinet’s manufacturing operations are located in Thailand. In October 2011, due to flooding in Thailand, Fabrinet suspended operations at both of its factories that supply us with finished goods. Thailand has also been subject to political unrest in the past, including the temporary interruption of service at one of its international airports, and has again begun to experience political unrest. If Fabrinet is unable to supply us with materials or equipment, or if it is unable to ship our materials or equipment out of Thailand due to future flooding or political unrest, this could materially adversely affect our ability to fulfill customer orders and our results of operations.
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
Over the past few years, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, and rating downgrades of investments. In light of these economic conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for our products. It is possible that current economic conditions, including recent developments in China, could result in further setbacks, and that some of our customers could as a result significantly reduce their capital expenditures, draw down their inventories, reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. In the past, these conditions have materially and adversely affected the market conditions in the industries in which we operate, and have had a material adverse impact on our revenues. In addition, the financial downturn affected the financial strength of certain of our customers, including their ability to obtain credit to finance purchases of our products, and could adversely affect additional customers in the future. Our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all. To a large degree, orders from our customers are dependent on demand from telecom carriers around the world. Telecom carrier capital expenditure plans and execution can also be adversely impacted, both in terms of total spend and in determination of areas of investment within network infrastructures, by global and regional macroeconomic conditions.
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
If we raise funds through the issuance of equity, equity-linked or convertible debt securities, our stockholders may be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of securities held by existing stockholders. If we raise funds through the issuance of debt instruments, such as we did in February 2015 when we issued convertible notes and December 2012 when we issued exchangeable bonds, the agreements governing such debt instruments may contain covenant restrictions that limit our ability to, among other things: (i) incur additional debt, assume obligations in connection with letters of credit, or issue guarantees; (ii) create liens; (iii) make certain investments or acquisitions; (iv) enter into transactions with our affiliates; (v) sell certain assets; (vi) redeem capital stock or make other restricted payments; (vii) declare or pay dividends or make other distributions to stockholders; and (viii) merge or consolidate with any entity. (See Note 7, Credit Line and Notes, elsewhere in this Annual Report on Form 10-K, for further details). The exchangeable bonds issued in 2012 were subsequently exchanged for common stock. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, develop or enhance our products, or otherwise respond to competitive pressures and operate effectively could be significantly limited.
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
In addition, even if we successfully integrate the operations of companies that we have acquired or may acquire in the future, we cannot predict with certainty which strategic, financial or operating synergies or other benefits, if any, will actually be achieved from our acquisition, the timing of any such benefits, or whether those benefits which have been achieved will be sustainable on a long-term basis. Our failure to successfully integrate the operations of companies that we acquire would likely have a material and adverse impact on our business, prospects, financial condition and results of operations.
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
For fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013, 16 percent, 11 percent and 9 percent of our revenues, respectively, were derived from sales to customers located in the United States and 84 percent, 89 percent and 91 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

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
The market price of our common stock has been, and is likely to continue to be, highly volatile. For example, between June 29, 2014 and June 27, 2015, the market price of our common stock ranged from a low of $1.31 per share to a high of $2.85 per share. Many factors could cause the market price of our common stock to rise and fall.
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

•	future sales of common stock, or securities convertible into, exchangeable or exercisable for common stock;

•	adverse judgments or settlements obligating us to pay damages;

•	future issuances of common stock in connection with acquisitions or other transactions;

•	acts of war, terrorism, or natural disasters;

•	industry, domestic and international market and economic conditions, including sovereign debt issues in certain parts of the world and related global macroeconomic issues;

•	low trading volume in our stock;

•	developments relating to patents or property rights; and

•	government regulatory changes.
In connection with our acquisition of Xtellus, during the first quarter of fiscal year 2012 we issued 0.9 million shares of our common stock to settle our escrow liability. In connection with our acquisition of Mintera, during the second quarter of fiscal year 2012, we issued 0.8 million shares of our common stock to pay portions of the 12 month earnout obligations. In connection with our acquisition of Opnext, during the first quarter of fiscal year 2013, we issued 38.4 million shares of our common stock. In addition, during the second quarter of fiscal year 2014, we issued 13.5 million shares of our common stock in connection with the conversion of the convertible notes issued in December, 2012. We also have $65 million of convertible notes outstanding, which if converted, would result in us issuing up to 44.5 million shares of our common stock. In May 2013, we also issued 1.8 million warrants to purchase our common stock at an exercise price of $1.50 per share in connection with the Term Loan we received in May 2013 (See Note 7, Credit Line and Notes, in this Annual Report on Form 10-K, for further details). On May 2, 2014, these warrants were exercised, resulting in the issuance of 978,457 shares of our common stock. The issuance of these shares and their subsequent sale will dilute our existing stockholders and could potentially have a negative impact on our stock price.
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
In fiscal year 2014, we also identified control deficiencies relating to inventory and property and equipment, which in the aggregate constituted a material weakness. We determined that our processes, procedures and controls related to the review and analysis of inventory and property and equipment were not effective to ensure that certain amounts related to these financial statement accounts were accurately reported in a timely manner. As a result of these adjustments, management concluded that we did not maintain effective internal controls over financial reporting as of June 28, 2014. Our remediation efforts, including the testing of these controls, continued throughout fiscal year 2015. This material weakness was considered remediated in the fourth quarter of fiscal year 2015, once these controls were shown to be operational for a sufficient period of time to allow management to conclude that these controls were operating effectively.
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
When the market price of a stock experiences a sharp decline, as has happened to us in the past, holders of that stock have often brought securities class action litigation against the company that issued the stock. Several securities class action lawsuits have been filed against us and certain of our current and former officers and directors. Other class action lawsuits have been initiated in the past against Opnext, us and certain of our respective current and former officers and directors as purported derivative actions. The securities class action complaints alleged violations of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the Securities and Exchange Commission. Each purported derivative complaint alleged, among other things, counts for breaches of fiduciary duty, waste, and unjust enrichment. The courts approved the settlement of these lawsuits and the settlements became final in December 2014. For a description of these lawsuits, see Part II, Item 1, Legal Proceedings, "Class Action and Derivative Litigation" in our Quarterly Report on Form 10-Q filed on February 5, 2015. If new litigation of this type were to be initiated in the future, such litigation would likely divert the time and attention of our management and could cause us to incur significant expense in defending against the litigation. In addition, if any such suits were resolved in a manner adverse to us, the damages we could be required to pay may be substantial and could have an adverse impact on our results of operations and our ability to operate our business.

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
The sale of our Komoro Business in 2014, the sale of our Zurich and Amplifier Businesses in 2013, and any future strategic disposition of assets or businesses or reduction in the number of our locations, each involve numerous risks. These risks include: (i) potential disruption of our ongoing business and distraction of management; (ii) difficulty segregating assets or businesses to be disposed of or consolidated; (iii) exposure to unknown, contingent or other liabilities, including litigation arising in connection with the disposition; (iv) changing our business profile in ways that could have unintended negative consequences; (v) the failure to achieve anticipated benefits; (vi) accounting charges that may affect our financial condition and results of operations; (vii) significant fluctuations in our revenues and operating results; (viii) our ability to support manufacturing services and transition services and the risk to the rest of our business resulting from resources focusing on those services. These asset sales contributed to a decrease in our total revenues during 2014 compared to 2013, and a further decrease of revenues during 2015 compared to 2014. These decreases have and may continue to adversely impact our operating results. Additional asset sales that we may consider in the future could cause us to face similar risks, which could weaken our financial condition and adversely impact our operating results.
In the future we may incur significant additional restructuring charges that could adversely affect our results of operations.
We have previously enacted a series of restructuring plans and cost reduction plans designed to reduce our manufacturing overhead and our operating expenses that have resulted in significant restructuring charges.
For instance, during fiscal years 2015 and 2014, we incurred $2.5 million and $3.5 million in restructuring charges, respectively, in connection with the transition of certain portions of our Shenzhen, China assembly and test operations to Venture. In addition, during the year ended June 27, 2015 and June 28, 2014, we also incurred $4.0 million and $13.2 million in restructuring charges in connection with the restructuring plan we initiated in the first quarter of fiscal year 2014 to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies.
We cannot assure you that we will not incur additional restructuring charges. Significant additional restructuring charges could materially and adversely affect our operating results in the periods that they are incurred and recognized. In addition, such charges could require significant cash commitments that may adversely affect our cash balances.

We may undertake divestitures of portions of our business, such as the divestiture of our Komoro Business, Zurich Business and our Amplifier Business, that require us to continue providing substantial post-divestiture transition services and support, which may cause us to incur unanticipated costs and liabilities and adversely affect our financial condition and results of operations.
From time to time, we consider divestitures of product lines or portions of our assets in order to streamline our business, focus on our core operations and raise cash. For example, on October 27, 2014, we sold our Komoro Business to Ushio Opto Semiconductors, Inc. ("Ushio"). In addition, on September 12, 2013, we sold our Zurich Business to II-VI and on November 1, 2013, we sold our Amplifier Business to II-VI (See Note 3, Business Combinations and Dispositions, elsewhere in this Annual Report on Form 10-K, for further details). In connection with these divestitures, we entered into transition service, manufacturing service and supply agreements with both Ushio and II-VI to facilitate the ownership transition, collectively referred to as “transition agreements.” Pursuant to these transition agreements, we continue to manufacture certain products for II-VI and perform limited administrative functions for Ushio. From time to time, substantial amounts of executive resources have been diverted from our core ongoing business to manage these transitions. For each of these divestitures, a material portion of the purchase price was held back to address post-closing claims, including claims related to our performance of the transition agreements. We received a portion of the hold-back from the sale of the Zurich Business during the third quarter of fiscal year 2014. We expected to receive an additional $10.0 million which was subject to hold-back by II-VI until December 31, 2014 to address any post-closing adjustments or claims related to the sale of the Zurich and Amplifier Businesses. On December 30, 2014, we entered into a Settlement Agreement with II-VI and II-VI Holdings B.V. regarding disposition of the amounts held back by the II-VI parties. Of the $10.0 million subject to hold-back until December 31, 2014, we received $2.35 million in January 2015 and we released the remaining $7.65 million to II-VI Holdings B.V. In order to perform under these transition agreements, we have been required to continue operating certain facilities, dedicate certain manufacturing capacity and maintain certain supplier agreements that have added additional costs and delayed our ability to fully restructure our operations to efficiently focus on our core ongoing business. If we fail to perform under any of these transition agreements, or if we do not successfully execute the restructuring of our operations after our transition agreement obligations have been fulfilled, our financial condition and results of operations could be harmed.
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
As of June 27, 2015, we had $2.6 million in other intangible assets and $41.8 million of property and equipment, net on our condensed consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the other intangible assets and the implied fair value of the other intangible assets in the period in which such determination is made. The testing of other intangible assets for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal properties as of June 27, 2015 are set forth below:

Location	Square Feet	Principal Use	Ownership	Lease Expiration
Sagamihara-shi, Japan	343,000	Office space, manufacturing, research and development	Lease	March 2033
Caswell, United Kingdom	183,000	Office space, manufacturing, research and development	Lease	March 2026
Shenzhen, China	127,000	Office space, manufacturing, research and development	Lease	June 2019
San Donato, Italy	66,000	Office space, manufacturing, research and development	Lease	July 2017
San Jose, California	52,000	Corporate headquarters, office space, manufacturing, research and development	Lease	January 2016
Acton, Massachusetts	31,000 (1)	Office space	Lease	January 2016
(1) Leased property in Acton, Massachusetts is not needed for our operations.
In addition to the above properties, we also lease administrative, manufacturing and research and development facilities in Paignton, United Kingdom (18,000 square feet); Santa Clara, California (10,000 square feet); Ontario, Canada (4,000 square feet); Penang, Malaysia (1,000 square feet); Bangkok, Thailand (1,000 square feet); and Shanghai, China (1,000 square feet), with lease expiration dates ranging from November 2015 to December 2017.
On October 27, 2014, we completed the sale of our industrial and consumer business of Oclaro Japan to Ushio Opto, including transferring the lease for our Komoro, Japan facility. On September 12, 2013 and November 1, 2013, we sold our Zurich and Amplifier Businesses, respectively, to II-VI, including transferring the leases for our Zurich, Switzerland; Tucson, Arizona; and Horseheads, New York facilities.
As of June 27, 2015, we leased a total of approximately 0.8 million square feet worldwide, including the locations listed above. We believe that our properties are adequate to meet our business needs.

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

Specific Matters
Raysung Commercial Litigation
On October 23, 2013, Xi’an Raysung Photonics Inc., or Raysung, filed a civil suit against our wholly-owned subsidiary, Oclaro Technology (Shenzhen) Co., Ltd. (formerly known as Bookham Technology (Shenzhen) Co., Ltd.), or Oclaro Shenzhen, in the Xi’an Intermediate People’s Court in Shaanxi Province of the People’s Republic of China, or the Xi’an Court. The complaint filed by Raysung alleged that Oclaro Shenzhen terminated its purchase order pursuant to which Raysung had supplied certain products and was to supply certain products to Oclaro Shenzhen.
Raysung initially requested that the court award damages of approximately RMB 4.8 million (equivalent to approximately $0.8 million at the exchange rate in effect June 27, 2015), and requested that Oclaro Shenzhen take the finished products that are now stored in Raysung’s warehouse (the value of the finished product is approximately RMB 13.5 million (equivalent to approximately $2.2 million at the exchange rate in effect June 27, 2015)) and requested that Oclaro Shenzhen pay its court fees in connection with this suit.
The Xi’an Court delivered an Asset Preservation Order which was served on Oclaro Shenzhen and the local Customs office. According to the Asset Preservation Order, Oclaro Shenzhen was ordered to maintain RMB 15.0 million (equivalent to approximately $2.5 million at the exchange rate in effect June 27, 2015) or assets equivalent to the said amount during the litigation process, and the Customs office was ordered to restrict Oclaro Shenzhen's equipment from being exported before the Asset Preservation Order is lifted. On November 11, 2013, Oclaro Shenzhen entered into a settlement agreement. Under the terms of this settlement agreement, Oclaro Shenzhen agreed to pay $0.5 million in payment of invoices for certain materials to Raysung and to work with Raysung to requalify it as a vendor for certain Oclaro Shenzhen manufacturing requirements, in consideration of which Raysung agreed to submit the settlement agreement to the Xi’an Court so it could issue a civil mediation agreement, apply for a discharge of the Asset Preservation Order and waive the right to bring any legal actions against Oclaro Shenzhen relating to these matters. Oclaro Shenzhen performed its obligations under the settlement agreement, however, on January 15, 2014, Raysung applied to the Xi’an Court to terminate the settlement agreement and add Oclaro, Inc. as a co-defendant in the original civil suit.
On March 26, 2014, the Xi’an Court froze RMB 15.0 million (equivalent to approximately $2.5 million at the exchange rate in effect June 27, 2015) of cash held in Oclaro Shenzhen’s bank account in China. On April 30, 2014, Oclaro Shenzhen submitted a challenge to the jurisdiction of the Xi'an Court. On May 26, 2014, the Xi'an Court overruled the jurisdictional challenge. On June 4, 2014, Oclaro Shenzhen filed an appeal with the Shaanxi High Court to revoke the civil order of the Xi'an Court overruling Oclaro Shenzhen's jurisdictional challenge. The Shaanxi High Court held hearings on July 15, 2014 and July 30, 2014, and on August 20, 2014 sustained the Xi'an Court's civil order on jurisdiction and transferred the case back to the Xi'an Court for substantive proceedings. On September 22, 2014, Raysung amended its complaint in the Xi'an Court proceeding by increasing its claims to RMB 36.2 million (equivalent to approximately $5.9 million at the exchange rate in effect on June 27, 2015). On October 22, 2014, the Xi'an Court conducted a hearing on the substantive elements of Raysung's claims. At the same hearing, Oclaro Shenzhen filed counterclaims against Raysung for RMB 7.4 million (equivalent to approximately $1.2 million at the exchange rate in effect on June 27, 2015) of losses resulting from supply of products with unqualified materials. On December 17, 2014, the Xi'an Court conducted a hearing on the substantive elements of each party's claims against the other party. On April 2, 2015, the Xi'an Court released RMB 5.0 million of cash (equivalent to approximately $0.8 million at the exchange rate in effect June 27, 2015) previously frozen in Oclaro Shenzhen's bank account in exchange for a new lien on physical assets located at Oclaro Shenzhen's facility with an equivalent appraised value. The Asset Preservation Order is currently in effect until March 2016. On April 10, 2015, the Xi'an Court issued a decision, ruling that Oclaro Shenzhen should pay Raysung RMB 11.4 million (equivalent to approximately $1.9 million at the exchange rate in effect June 27, 2015). The Xi'an Court also dismissed Raysung's other claims and each of Oclaro Shenzhen's counterclaims.
On April 24, 2015, Oclaro Shenzhen filed an appeal of the Xi'an Court decision with the Shaanxi High Court, on the basis of both factual and legal error in the underlying decision. On June 30, 2015, the Shaanxi High Court conducted an appeal hearing, at which time Oclaro Shenzhen and Raysung presented arguments supporting their respective positions and rebutting each other's claims. During July 2015, the Shaanxi High Court conducted ex parte meetings with each of Oclaro Shenzhen and Raysung and asked for additional information, but did not subsequently schedule or hold any additional hearings with both parties present. On August 21, 2015, the Shaanxi High Court's judgment was delivered to Oclaro Shenzhen's Chinese counsel and became effective on this date. The Shaanxi High Court found that Oclaro Shenzhen was the breaching party and, therefore, has required that Oclaro Shenzhen pay Raysung, on or before August 31, 2015, a total of approximately RMB 15.0 million (equivalent to approximately $2.5 million at the exchange rate in effect June 27, 2015), which includes damages and fees. We intend to make the payment required by the judgment of the Shaanxi High Court and to close this matter.

Following the delivery of the Shaanxi High Court judgment to Oclaro Shenzhen on August 21, 2015, we recorded a $2.5 million charge in selling, general and administrative expense within our consolidated statement of operations for fiscal year 2015 and the quarter ended June 27, 2015 and $2.5 million in accrued expenses and other liabilities in our consolidated balance sheet at June 27, 2015.
Kunst Worker Compensation Matter
On June 18, 2015, Gerald Kunst, or Kunst, filed a civil suit against us and Travelers Property Casualty Company of America, or Travelers, in Massachusetts Superior Court, Civil Action No. SUCV2015-01818F. Travelers is our worker compensation insurance carrier. The complaint filed by Kunst, an employee of a third party service provider, alleges that he was injured while performing air conditioning repair services on the premises of our Acton, Massachusetts facility and seeks judgment in an amount to be determined by the court or jury, together with interest and costs. On July 24, 2015, we filed an answer to the complaint, which included our affirmative defenses. As of August 28, 2015, no hearing has been scheduled in this matter. We intend to vigorously defend against this litigation.

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

	Price Per Share of Common Stock
	High	Low
Fiscal year 2015 quarter ended:
September 27, 2014	$2.28	$1.50
December 27, 2014	2.07	1.31
March 28, 2015	2.05	1.40
June 27, 2015	2.85	1.76
Fiscal year 2014 quarter ended:
September 28, 2013	$1.84	$0.88
December 28, 2013	2.60	1.71
March 29, 2014	3.29	2.39
June 28, 2014	3.57	1.44
On August 21, 2015, the closing sale price of our common stock as reported on the NASDAQ Global Select Market was $2.68 per share. According to the records of our transfer agent, there were 2,220 stockholders of record of our common stock on August 21, 2015. A substantially greater number of holders of our common stock are “street name” or beneficial owners, whose shares of record are held by banks, brokers and other financial institutions.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Oclaro, Inc., the NASDAQ Composite Index, and the NASDAQ Telecommunications Index

	July 3 2010	July 2 2011	June 30 2012	June 29 2013	June 28 2014	June 27, 2015
Oclaro, Inc.	$100.00	$63.29	$28.54	$11.08	$20.19	$21.22
NASDAQ Composite Index	$100.00	$134.49	$140.17	$162.53	$210.04	$242.64
NASDAQ Telecommunications Index	$100.00	$115.64	$98.94	$122.96	$139.10	$146.01

* Assumes that $100.00 was invested in Oclaro common stock and in each index at market closing prices on July 3, 2010, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6. Selected Financial Data
The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.
The selected financial data set forth below at June 27, 2015 and June 28, 2014, and for the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013, are derived from our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, after giving effect to the discontinued operations of our Amplifier and Zurich Businesses.
The selected financial data at June 29, 2013, June 30, 2012 and July 2, 2011, and for the fiscal years ended June 30, 2012 and July 2, 2011 are derived from audited financial statements not included in this Annual Report on Form 10-K, and adjusted to reflect the discontinued operations related to our Amplifier and Zurich Businesses for the fiscal year ended June 30, 2012. The selected financial data for the fiscal year ended July 2, 2011 has not been adjusted to reflect the discontinued operations related to our Amplifier and Zurich Businesses.
Consolidated Statements of Operations Data

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands, except per share data)
Revenues	$341,276	$390,871	$404,629	$194,208	$466,505
Operating loss	(45,461)	(102,331)	(124,795)	(67,673)	(33,610)
Loss from continuing operations	(48,234)	(102,125)	(120,295)	(63,997)	(46,425)
Income (loss) from discontinued operations	(8,458)	119,944	(2,450)	(2,506)	—
Net income (loss)	(56,692)	17,819	(122,745)	(66,503)	(46,425)
Loss from continuing operations per common share:
Basic	$(0.45)	$(1.03)	$(1.37)	$(1.27)	$(0.96)
Diluted	$(0.45)	$(1.03)	$(1.37)	$(1.27)	$(0.96)
Weighted average shares of common stock outstanding:
Basic	108,144	98,986	87,770	50,396	48,444
Diluted	108,144	98,986	87,770	50,396	48,444
Consolidated Balance Sheet Data

	June 27, 2015	June 28, 2014	June 29, 2013	June 30, 2012	July 2, 2011
	(Thousands)
Total assets	$325,884	$365,685	$449,894	$328,306	$375,174
Total stockholders’ equity	153,000	207,928	154,132	167,651	229,095
Long-term obligations	71,545	18,884	48,756	12,391	6,277
The following items affect the comparability of our financial data for the periods shown in the consolidated statements of operations data above:
Revenues, operating loss, loss from continuing operations and net income (loss) in fiscal year 2015, 2014 and 2013 includes the revenues, costs of revenues and operating expenses of our industrial and consumer business of Oclaro Japan through October 27, 2014, the date the sale was completed to Ushio Opto.
Revenues, operating loss, loss from continuing operations and net income (loss) in fiscal year 2015, 2014 and 2013 includes the revenues, costs of revenues and operating expenses of Opnext from July 23, 2012, the date of the Opnext merger.

Revenues, operating loss, loss from continuing operations and net income (loss) in fiscal year 2011 includes the revenues, costs of revenues and operating expenses of our discontinued operations from our Amplifier and Zurich businesses.
Operating losses for fiscal years 2013 and 2011 include $26.0 million and $20.0 million, respectively, in recognition of impairment of goodwill and other intangible assets as more fully discussed in Note 4, Goodwill and Other Intangible Assets, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Operating losses for fiscal years 2014 and 2013 include approximately $3.7 million and $29.5 million, respectively, in flood-related income related to settlement payments from our insurers and contract manufacturer relating to losses we incurred during the Thailand flooding.
Operating losses for fiscal year 2012 include a significant decline in product sales and impairment charges related to the same flooding in Thailand, as more fully discussed in Note 6, Flood-Related (Income) Expense, Net, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Loss from continuing operations for fiscal year 2013 includes a gain on bargain purchase of $24.9 million related to our acquisition of Opnext on July 23, 2012, which is more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included elsewhere in this Annual Report of Form 10-K.
Income (loss) from discontinued operations corresponds to the net operating results of our Amplifier and Zurich Businesses, as more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

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
Overview
During our fiscal year 2015, we were one of the leading providers of optical components, modules and subsystems for the core optical transport, service provider, enterprise and data center markets. Leveraging over three decades of laser technology innovation, photonic integration, and subsystem design, we provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications.
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
Convertible Notes
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
Employee Stock Plans
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
Litigation Update
On August 21, 2015, the Shaanxi High Court in China delivered its judgment to Oclaro Shenzhen. See Legal Proceedings-Specific Matters- Raysung Commercial Litigation in Part I, Item 3 for additional details regarding this litigation. Following the delivery of this judgment, we recorded a $2.5 million charge in selling, general and administrative expense within our consolidated statement of operations for fiscal year 2015 and the quarter ended June 27, 2015 and $2.5 million in accrued expenses and other liabilities in our consolidated balance sheet at June 27, 2015. As a result, both the operating loss and net loss we reported in our earnings release for the fiscal year and quarter ended June 27, 2015 and included in our Current Report on Form 8-K furnished to the SEC on August 4, 2015, was $2.5 million less, the amount of the settlement, than the operating loss and net loss reported below and reflected in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations
On October 27, 2014, we completed the sale of our industrial and consumer business of Oclaro Japan located at our Komoro, Japan facility to Ushio Opto. The transaction is more fully discussed in Note 3, Business Combinations and Dispositions to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations for the years ended June 27, 2015, June 28, 2014 and June 29, 2013 include the results of operations of the Komoro Business through October 27, 2014, the date of sale.
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
On July 23, 2012, we completed a merger with Opnext, Inc. (“Opnext”). The acquisition is more fully discussed in Note 3, Business Combinations and Dispositions to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations for the years ended June 27, 2015, June 28, 2014 and June 29, 2013 include the results of operations of the combined entities from July 23, 2012, the date of the acquisition.

Fiscal Years Ended June 27, 2015 and June 28, 2014

The following table sets forth our consolidated results of operations for the fiscal years ended June 27, 2015 and June 28, 2014, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of revenues, except where indicated:

	Year Ended					Increase (Decrease)
	June 27, 2015		June 28, 2014		Change
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$341,276	100.0	$390,871	100.0	$(49,595)	(12.7)
Cost of revenues	284,528	83.4	338,424	86.6	(53,896)	(15.9)
Gross profit	56,748	16.6	52,447	13.4	4,301	8.2
Operating expenses:
Research and development	46,419	13.6	64,218	16.4	(17,799)	(27.7)
Selling, general and administrative	56,256	16.5	70,937	18.2	(14,681)	(20.7)
Amortization of other intangible assets	1,133	0.3	1,680	0.4	(547)	(32.6)
Restructuring, acquisition and related (income) expense, net	(1,516)	(0.5)	18,491	4.7	(20,007)	n/m	(1)
Flood-related (income) expense, net	—	—	(1,797)	(0.5)	1,797	(100.0)
Impairment of goodwill, other intangible assets and long-lived assets	—	—	584	0.2	(584)	(100.0)
(Gain) loss on sale of property and equipment	(83)	—	665	0.2	(748)	n/m
Total operating expenses	102,209	29.9	154,778	39.6	(52,569)	(34.0)
Operating loss	(45,461)	(13.3)	(102,331)	(26.2)	56,870	(55.6)
Other income (expense):
Interest income (expense), net	(2,051)	(0.6)	(9,228)	(2.3)	7,177	(77.8)
Loss on foreign currency transactions	(2,144)	(0.6)	(1,158)	(0.3)	(986)	85.1
Other income (expense), net	1,750	0.5	1,227	0.3	523	42.6
Total other income (expense)	(2,445)	(0.7)	(9,159)	(2.3)	6,714	(73.3)
Loss from continuing operations before income taxes	(47,906)	(14.0)	(111,490)	(28.5)	63,584	(57.0)
Income tax provision (benefit)	328	0.1	(9,365)	(2.4)	9,693	n/m	(1)
Loss from continuing operations	(48,234)	(14.1)	(102,125)	(26.1)	53,891	(52.8)
Income (loss) from discontinued operations, net of tax	(8,458)	(2.5)	119,944	30.7	(128,402)	n/m	(1)
Net income (loss)	$(56,692)	(16.6)	$17,819	4.6	$(74,511)	n/m	(1)

(1)	Not meaningful
Revenues
Revenues for the year ended June 27, 2015 decreased by $49.6 million, or 13 percent, compared to the year ended June 28, 2014. Compared to the year ended June 28, 2014, revenues from sales of our 100 Gb/s transmission modules increased by $40.7 million, or 52 percent, a result of growth in our line side discrete components and our 100 Gb/s client side transceivers; revenues from sales of our 40 Gb/s transmission modules decreased by 24.4 million, or 25 percent; revenues from sales of our 10 Gb/s and lower transmission modules decreased by $45.4 million, or 25 percent, as certain legacy 10 Gb/s products are gradually replaced by our newer products; and revenues from sales of our industrial and consumer products decreased by $20.5 million, or 69 percent, which related to the sale of the Komoro Business in our second quarter of fiscal year 2015. This product mix shift reflects the continued focus on the market for higher speed products that are smaller in size and have lower power consumption.

For the year ended June 27, 2015, Coriant GmbH ("Coriant") accounted for $66.2 million, or 19 percent, of our revenues, Huawei Technologies Co., Ltd. (“Huawei”) accounted for $49.4 million, or 14 percent, of our revenues; and Alcatel-Lucent accounted for $39.0 million, or 11 percent, of our revenues.
For the fiscal year ended June 28, 2014, Coriant accounted for $77.1 million, or 20 percent, of our revenues, Cisco Systems, Inc. ("Cisco") accounted for $49.1 million, or 13 percent, of our revenues, and Huawei accounted for $42.6 million, or 11 percent, of our revenues.
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
Our gross margin rate increased to 17 percent for the year ended June 27, 2015, compared to 13 percent for the year ended June 28, 2014. A better product mix of higher margin 100 Gb/s products and favorable foreign currency exchange movements contributed approximately 6 percentage points of improvement and lower inventory related charges contributed approximately 1 percentage point. These increases were partially offset by a decrease of approximately 3 percentage points due to the absence of relatively higher margin industrial and consumer products as a result of the sale of our Komoro Business in the second quarter of fiscal year 2015.
Research and Development Expenses
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.
Research and development expenses decreased by $17.8 million, or 28 percent, for the year ended June 27, 2015, compared to the year ended June 28, 2014. The decline was primarily related to a decrease of $7.9 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014, a decrease of $3.7 million related to the impact of the Japanese yen, British pound and Euro weakening relative to the U.S. dollar, a decrease of $3.4 million related to the sale of our Komoro Business in the second quarter of fiscal year 2015, a decrease of $1.8 million related to the recognition of a United Kingdom research and development tax credit in the fourth quarter of fiscal year 2015, and a decrease of $1.4 million related to our decision to no longer develop the WSS product line.
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
Selling, general and administrative expenses decreased by $14.7 million, or 21 percent, for the year ended June 27, 2015, compared to the year ended June 28, 2014. The decline was primarily related to a decrease of $5.8 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014, a decrease of $4.0 million in audit and legal costs, a decrease of $3.6 million related to the impact of the Japanese yen, British pound and Euro weakening relative to the U.S. dollar, a decrease of $1.8 million related to the sale of our Komoro Business in the second quarter of fiscal year 2015, and a decrease of $1.1 million in stock compensation costs compared to the prior year primarily related to a grant of 0.8 million RSUs to our chief executive officer in fiscal year 2014 that vested in full on the grant date. These reductions were partially offset by a charge of $2.5 million incurred as a result of the August 2015 judgment against our Shenzhen subsidiary imposed by the Shaanxi High Court in China. See Legal Proceedings in Part I, Item 3 for additional details regarding this litigation.
Amortization of Other Intangible Assets
Amortization of other intangible assets declined during year ended June 27, 2015 as compared to the year ended June 28, 2014, primarily due to the sale of our Komoro Business in the second quarter of fiscal year 2015. With the sale of our Komoro Business, we expect our future amortization of intangible assets to be $1.0 million for fiscal year 2016, $0.8 million for fiscal year 2017, $0.6 million for fiscal year 2018 and $0.1 million for fiscal year 2019, based on the current level of our other intangible assets as of June 27, 2015.
Restructuring, Acquisition and Related (Income) Expense, Net
Our restructuring, acquisition and related (income) expense, net primarily consisted of the following activities during the year ended June 27, 2015:

•	In the second quarter of fiscal year 2015, we completed the sale of our Komoro Business to Ushio Opto, and recognized a gain of $8.3 million.

•
During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the year ended June 27, 2015, we recorded restructuring charges of $4.0 million related to this restructuring plan, consisting of $4.1 million related to workforce reductions and a $0.1 million reversal of restructuring charges related to revised estimates for lease cancellations and commitments.

•
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of our Shenzhen, China manufacturing operations to Venture Corporation Limited ("Venture"). In connection with this transition, we recorded restructuring charges of $2.5 million during the year ended June 27, 2015, which related primarily to employee separation charges.

We do not expect to incur any additional restructuring charges in connection with these restructuring plans in fiscal year 2016.
Our restructuring, acquisition and related (income) expense, net primarily consisted of the following activities during the year ended June 28, 2014:

•
In connection with our restructuring plan we initiated in fiscal year 2014, we recorded restructuring charges of $13.2 million during the year ended June 28, 2014, consisting of $8.5 million related to workforce reductions, $2.9 million in costs related to transferring production capabilities of our 10 Gb/s InP products in-house from one of our contract manufacturers, $0.8 million related to a facility lease loss liability, $0.7 million related to the write-off of certain fixed assets in connection with our relocation of our manufacturing and research and development facilities from Totsuka, Japan, and $0.3 million in other lease cancellations and commitments.

•
In connection with the acquisition of Opnext, we initiated a restructuring plan to integrate the businesses in the first quarter of fiscal year 2013. We recorded $1.1 million in restructuring charges during the year ended June 28, 2014. The restructuring charges in fiscal year 2014 included $0.9 million related to external consulting charges and professional fees associated with reorganizing the infrastructure and $0.1 million related to facility exit costs.

•
In connection with our transition of our Shenzhen, China manufacturing operations to Venture, we recorded $3.5 million during the year ended June 28, 2014. All of the restructuring charges in fiscal year 2014 related to employee separation charges.

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

Flood-related (income) expense, net for the years ended June 27, 2015 and June 28, 2014 include the following:

	Year Ended
	June 27, 2015	June 28, 2014
	(Thousands)
Write-off of net book value of damaged property and equipment	$—	$2,009
Personnel-related costs, professional fees and related expenses	—	(143)
Settlement payments	—	(3,663)
	$—	$(1,797)
Impairment of Goodwill, Other Intangible Assets and Long-Lived Assets
In fiscal year 2014, we recorded an impairment charge of $0.6 million related to the write-off of certain machinery that was not being utilized.
During the fourth quarter of fiscal years 2015 and 2014, we reviewed our other intangible assets for impairment. We compared their carrying amounts to market prices or the future undiscounted cash flows the assets are expected to generate. We determined that the carrying value of the assets did not exceed the fair value based on market prices or future discounted cash flows. We did not record any impairment charges related to other intangible assets in fiscal years 2015 or 2014.
Other Income (Expense), Net
Other income (expense) was $2.4 million in expense for the year ended June 27, 2015 as compared to $9.2 million in expense for the year ended June 28, 2014. This decrease in expense primarily related to an $8.3 million decrease in interest expense related to the redemption exchange make-whole payment for the conversion of the 7.50% Exchangeable Senior Secured Second Lien Notes into common stock in fiscal year 2014, partially offset by a $1.0 million increase in foreign currency transaction losses during the year ended June 27, 2015, as compared to the year ended June 28, 2014, related to the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries.
Income Tax (Benefit) Provision
For the fiscal year ended June 27, 2015, we recorded a tax provision of approximately $0.3 million primarily related to our foreign operations as offset by a reserve release related to Italy, Korea and Germany due to the lapse of relevant statute of limitations.
For the fiscal year ended June 28, 2014, our income tax benefit of $9.4 million primarily related to our foreign operations and an adjustment relating to the income tax accounting for intra-period tax allocation during fiscal year 2014  between continuing operations and discontinued operations related to our sales of our Zurich and Amplifier Businesses.
Income (Loss) from Discontinued Operations, Net of Tax
During the year ended June 27, 2015, we recorded a loss from discontinued operations of $8.5 million related to the sale of the Zurich and Amplifier Businesses. This loss primarily related to the release of hold-back payments due from II-VI and II-VI Holdings B.V. On December 30, 2014, we entered into a Settlement Agreement with II-VI and II-VI Holdings B.V. regarding disposition of the amounts held back by the II-VI parties pursuant to the Share and Asset Purchase Agreements. Of the $10.0 million subject to hold-back until December 31, 2014, we received $2.35 million in January 2015 and we released II-VI from the remaining $7.65 million. We recorded the $7.65 million release of the hold-backs as a loss from discontinued operations within the consolidated statement of operations during the year ended June 27, 2015. In connection with the Settlement Agreement, we also agreed with the II-VI parties to a mutual release of certain claims related to the Share and Asset Purchase Agreements, and certain related documents and transactions.
During the year ended June 28, 2014, we recorded income from discontinued operations from the Amplifier and Zurich Businesses of $59.1 million and $60.8 million, respectively, which includes the gain of $68.9 million related to the sale of the Amplifier Business and a gain of $63.2 million related to the sale of the Zurich Business.

The following table sets forth the results of the discontinued operations of our Zurich and Amplifier Businesses and the year-over-year increases (decreases) in our results:

	Year Ended
	June 27, 2015	June 28, 2014	Change
	(Thousands)
Revenues	$—	$49,081	$(49,081)
Cost of revenues	163	37,418	(37,255)
Gross profit	(163)	11,663	(11,826)
Operating expenses	645	8,971	(8,326)
Other income (expense), net	(7,650)	130,518	(138,168)
Income (loss) from discontinued operations before income taxes	(8,458)	133,210	(141,668)
Income tax provision	—	13,266	(13,266)
Income (loss) from discontinued operations	$(8,458)	$119,944	$(128,402)

Fiscal Years Ended June 28, 2014 and June 29, 2013
The following table sets forth our consolidated results of operations for the fiscal years ended June 28, 2014 and June 29, 2013, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of revenues, except where indicated:

	Year Ended					Increase (Decrease)
	June 28, 2014		June 29, 2013		Change
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$390,871	100.0	$404,629	100.0	$(13,758)	(3.4)
Cost of revenues	338,424	86.6	376,461	93.0	(38,037)	(10.1)
Gross profit	52,447	13.4	28,168	7.0	24,279	86.2
Operating expenses:
Research and development	64,218	16.4	79,266	19.6	(15,048)	(19.0)
Selling, general and administrative	70,937	18.2	78,618	19.4	(7,681)	(9.8)
Amortization of other intangible assets	1,680	0.4	5,029	1.3	(3,349)	(66.6)
Restructuring, acquisition and related (income) expense, net	18,491	4.7	(7,631)	(1.9)	26,122	n/m	(1)
Flood-related (income) expense, net	(1,797)	(0.5)	(29,510)	(7.3)	27,713	(93.9)
Impairment of goodwill, other intangible assets and long-lived assets	584	0.2	27,021	6.7	(26,437)	(97.8)
(Gain) loss on sale of property and equipment	665	0.2	170	—	495	291.2
Total operating expenses	154,778	39.6	152,963	37.8	1,815	1.2
Operating loss	(102,331)	(26.2)	(124,795)	(30.8)	22,464	(18.0)
Other income (expense):
Interest income (expense), net	(9,228)	(2.3)	(3,271)	(0.8)	(5,957)	182.1
Loss on foreign currency transactions	(1,158)	(0.3)	(14,542)	(3.6)	13,384	(92.0)
Other income (expense), net	1,227	0.3	(2,527)	(0.6)	3,754	n/m	(1)
Gain on bargain purchase	—	—	24,866	6.1	(24,866)	(100.0)
Total other income (expense)	(9,159)	(2.3)	4,526	1.1	(13,685)	n/m	(1)
Loss from continuing operations before income taxes	(111,490)	(28.5)	(120,269)	(29.7)	8,779	(7.3)
Income tax provision	(9,365)	(2.4)	26	—	(9,391)	n/m	(1)
Loss from continuing operations	(102,125)	(26.1)	(120,295)	(29.7)	18,170	(15.1)
Gain (loss) from discontinued operations, net of tax	119,944	30.7	(2,450)	(0.6)	122,394	n/m	(1)
Net income (loss)	$17,819	4.6	$(122,745)	(30.3)	$140,564	n/m	(1)

(1)	Not meaningful
Revenues
Revenues for the year ended June 28, 2014 decreased by $13.8 million, or 3 percent, compared to the year ended June 29, 2013. Compared to the year ended June 29, 2013, revenues from sales of our 100 Gb/s transmission modules increased by $36.3 million, or 86 percent; revenues from sales of our 40 Gb/s transmission modules decreased by $1.6 million, or 2 percent; revenues from sales of our 10 Gb/s and lower transmission modules decreased by $52.5 million, or 22 percent; and revenues from sales of our industrial and consumer products increased by $4.1 million, or 16 percent. This reflects the growth in the market for higher speed products that are smaller in size and have lower power consumption.
For the year ended June 28, 2014, Coriant accounted for $77.1 million, or 20 percent, of our revenues, Cisco accounted for $49.1 million, or 13 percent, of our revenues, and Huawei accounted for $42.6 million, or 11 percent, of our revenues.

For the fiscal year ended June 29, 2013, Cisco accounted for $56.4 million, or 14 percent, of our revenues, Coriant accounted for $55.7 million, or 14 percent, of our revenues, and Huawei accounted for $42.2 million, or 10 percent, of our revenues.
Gross Profit
Our gross margin rate increased to 13 percent for the year ended June 28, 2014, compared to 7 percent for the year ended June 29, 2013. Three percentage points of the the 6 percentage point improvement in gross margin rate related to the product mix of our sales, with an increased mix of our higher margin 100 Gb/s products during the year ended June 28, 2014, as compared to the year ended June 29, 2013. In addition, reduced manufacturing overhead costs contributed 2 percentage points of improvement, and the absence of certain acquisition costs combined with lower outsource transition costs in fiscal year 2014 as compared to fiscal year 2013, contributed 1 percentage point of improvement.
Research and Development Expenses
Research and development expenses decreased by $15.0 million, or 19 percent, for the year ended June 28, 2014, compared to the year ended June 29, 2013. The decrease primarily related to a $6.2 million reduction in costs as a result of aligning and reducing combined research and development resources of Oclaro and Opnext in association with the merger, a decrease of $3.5 million related to our decision to no longer develop the WSS product line, a decrease of $3.2 million related to headcount reductions and other cost savings measures, a decrease of $1.6 million related to the impact of the depreciation of the Japanese Yen, and a decrease in stock compensation expense of $0.5 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $7.7 million, or 10 percent, for the year ended June 28, 2014, compared to the year ended June 29, 2013. The decrease was primarily related to $10.1 million reduction in costs as a result of aligning and reducing combined selling, general and administrative resources of Oclaro and Opnext in association with the merger, a decrease of $0.8 million related to the impact of the depreciation of the Japanese Yen, and a $1.0 million reduction in expenses associated with the shutdown of the WSS product line. These reductions were partially offset by an increase in audit fees of $1.2 million, an increase in variable compensation of $1.2 million, an increase in legal costs of $0.8 million and an increase in stock compensation charges of $1.0 million.
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
Restructuring, Acquisition and Related (Income) Expense, Net
In connection with our restructuring plan that we initiated in 2014, we recorded restructuring charges of $13.2 million during the year ended June 28, 2014, consisting of $8.5 million related to workforce reductions, $2.9 million in costs related to transferring production capabilities of our 10 Gb/s InP products in-house from one of our contract manufacturers, $0.8 million related to a facility lease loss liability, $0.7 million related to the write-off of certain fixed assets in connection with our relocation of our manufacturing and research and development facilities from Totsuka, Japan, and $0.3 million in other lease cancellations and commitments.
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

In connection with the transfer of our Shenzhen, China manufacturing operations to Venture, we recorded restructuring charges of $3.5 million and $5.1 million during the year ended June 28, 2014 and June 29, 2013, respectively. All of the restructuring charges in fiscal year 2014 and 2013 related to employee separation charges.
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
Flood-related (income) expense, net for the years ended June 28, 2014 and June 29, 2013 include the following:

	Year Ended
	June 28, 2014	June 29, 2013
	(Thousands)
Write-off of net book value of damaged property and equipment	2,009	—
Personnel-related costs, professional fees and related expenses	(143)	1,287
Settlement payments	(3,663)	(30,797)
	$(1,797)	$(29,510)
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
Other Income (Expense)
Other income (expense) decreased to $9.2 million in expense for the year ended June 28, 2014 from $4.5 million in income for the year ended June 29, 2013. This decrease was primarily due to a $24.9 million gain on bargain purchase in connection with our acquisition of Opnext in the first quarter of fiscal year 2013, and by a $6.9 million increase in interest expense primarily related to the make-whole payment from the conversion of the 7.50% Exchangeable Senior Secured Second Lien Notes into common stock in the second quarter of fiscal year 2014, partially offset by a $3.6 million impairment charge related to the revaluation of an investment during the year ended June 29, 2013, and as a result of recording lower foreign currency transaction losses of $13.4 million during the year ended June 28, 2014 as compared to the year ended June 29, 2013. The $13.4 million foreign currency transaction loss during the year ended June 29, 2013 was predominantly a result of revaluing intercompany receivables denominated in Japanese yen.
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
Income from Discontinued Operations, Net of Tax
During the year ended June 28, 2014, we recorded income from discontinued operations from the Amplifier and Zurich Businesses of $59.1 million and $60.8 million, respectively, which includes a gain of $68.9 million related to the sale of the Amplifier Business and a gain of $63.2 million related to the sale of the Zurich Business.
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
Cash flows from Operating Activities
Net cash used in operating activities for the year ended June 27, 2015 was $46.3 million, primarily resulting from a loss from continuing operations before income taxes of $47.9 million, adjusted for accumulated non-cash charges of $15.9 million (excluding the losses resulting from the adjustment to the hold-backs related to the sales of the Zurich and Amplifier Businesses) and a $13.1 million decrease in cash due to changes in operating assets and liabilities. The $15.9 million of non-cash adjustments primarily consisted of $18.6 million of expense related to depreciation and amortization, $6.2 million expense related to stock-based compensation, $0.3 million related to the amortization of debt issuance costs of the 6.00% Convertible Senior Notes due 2020, partially offset by an $8.3 million gain in connection with the sale of the Komoro Business in the fiscal year 2015 and $0.9 million from the amortization of the deferred gain from two sales-leaseback transactions. The $13.1 million decrease in cash due to changes in operating assets and liabilities was primarily comprised of a $10.8 million decrease in accrued expenses and other liabilities, a $5.3 million increase in inventory, a $4.9 million decrease in accounts payable and a $0.3 million increase in other non-current assets, partially offset by an $8.0 million decrease in prepaid expenses and other current assets and a $0.1 million decrease in accounts receivable. The $0.1 million decrease of accounts receivable included a $8.1 increase attributable to timing of payments from a significant customer .
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
Net cash used in operating activities for the year ended June 29, 2013 was $87.5 million, primarily resulting from a net loss of $122.7 million, partially offset by $28.4 million of non-cash adjustments and a $6.9 million increase in cash due to changes in operating assets and liabilities. The $28.4 million of non-cash adjustments was primarily comprised of $42.2 million of expense related to depreciation and amortization, $26.0 million related to the impairment of goodwill and other intangibles, $7.2 million of expense related to stock-based compensation, $3.6 million related to the impairment of an investment in a privately-held company, and $1.1 million charge related to other non-cash transactions, partially offset by $24.9 million for the bargain purchase gain related to our acquisition of Opnext, $24.8 million related to the gain on the sale of the thin film filter business and interleaver product line, and $2.1 million from the amortization of the deferred gain from two sales-leaseback transactions. The $6.9 million increase in cash due to changes in operating assets and liabilities was primarily comprised of a $33.9 million decrease in accounts receivable, net, and a $14.4 million decrease in inventory, partially offset by a $23.4 million decrease in accounts payable, a $15.0 million increase in prepaid expenses and other current assets and a $2.9 million decrease in accrued expenses and other liabilities.
Cash flows from Investing Activities
Net cash provided by investing activities for the year ended June 27, 2015 was $0.8 million, primarily consisting of proceeds from the sale of the Komoro Business of $14.6 million, net of deal costs, $2.4 million related to the receipt of hold-back payments from II-VI in connection with the sale of the Amplifier and Zurich Businesses, $1.8 million reduction in restricted cash and $0.1 million related to the sale of short-term investments, partially offset by $18.1 million used in capital expenditures.
Net cash provided by investing activities for the year ended June 28, 2014 was $169.2 million, primarily consisting of $93.5 million in proceeds from the sale of the Zurich Business, $84.6 million in proceeds from the sale of the Amplifier Business, $2.1 million from the sale of certain assets, partially offset by $8.8 million used in capital expenditures and $2.3 million increase in restricted cash.
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

Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended June 27, 2015 was $56.8 million, primarily consisting of $60.9 million in proceeds from the sale of convertible notes, net of issuance and deal related costs, partially offset by $4.2 million in payments on capital leases.
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
Effect of Exchange Rates on Cash and Cash Equivalents for the Years Ended June 27, 2015, June 28, 2014 and June 29, 2013
The effect of exchange rates on cash and cash equivalents for the years ended June 27, 2015, June 28, 2014 and June 29, 2013, was an increase of $1.4 million, a decrease of $1.6 million and an increase of $12.8 million, respectively, which primarily consisted of the revaluation of the U.S. dollar denominated operating intercompany payables and receivables of our foreign subsidiaries and the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries.
Credit Line and Notes
On February 19, 2015, we closed a private placement of $65.0 million in aggregate principal Convertible Senior Notes due 2020 (the “6.00% Notes”). The sale of the 6.00% Notes resulted in proceeds of approximately $61.6 million, after deducting the discount. We also incurred offering costs of $0.6 million in connection with the 6.00% Notes. As of June 27, 2015, the net carrying value of the liability component was $61.2 million and the unamortized value of the debt discount and issuance costs was $3.8 million. Interest on the 6.00% Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. During the year ended June 27, 2015, we recorded $1.4 million in interest expense related to these 6.00% Notes. See Note 7, Credit Line and Notes, for additional information regarding the 6.00% Notes.
As of June 27, 2015, we had a $40.0 million revolving credit facility with Silicon Valley Bank. As of June 27, 2015, there were no amounts outstanding under this credit facility. See Note 7, Credit Line and Notes, for additional information regarding this credit facility.
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

Future Cash Requirements

As of June 27, 2015, we held $115.1 million in cash, cash equivalents and restricted cash, comprised of $111.8 million in cash and cash equivalents and $3.3 million in restricted cash; and we had working capital of $186.7 million.

Based on our current cash and cash equivalent balances, together with our existing credit facility, we believe that we have sufficient funds to support our operations through the next 12 months, including approximately $30 to $40 million of capital expenditures that we expect to incur.

In the event we need additional liquidity beyond our current expectations, such as to fund future growth or strengthen our balance sheet, we may find it necessary to lower our operating income break-even level and undertake additional cost cutting measures. We will continue to explore other sources of additional liquidity. These additional sources of liquidity could include one, or a combination, of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.
We have incurred significant operating losses from continuing operations and generated negative cash flows from operations for fiscal years 2015, 2014 and 2013. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon us having sufficient resources to operate our business. In addition to the availability of our cash resources as of June 27, 2015, the continued operation of our business is dependent upon our achieving cash flows expected to be generated from the execution of our current operating plan, together with amounts expected to be available under our Credit Agreement. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.
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
For additional information on the risks we face related to future cash requirements, see Item 1A. Risk Factors under “— Risks Related to Our Business — We have a history of large operating losses and we may not be able to achieve profitability in the future and maintain sufficient levels of liquidity,” included elsewhere in this Annual Report on Form 10-K.

As of June 27, 2015, $35.2 million of the $115.1 million of our cash, cash equivalents and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for specific entities in Shanghai, China, Korea, Israel, Germany and Japan where we decided to exit certain businesses in fiscal year 2015.
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
From time to time, we have entered into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of June 27, 2015 and June 28, 2014, we did not have any outstanding foreign currency forward exchange contracts.

Contractual Obligations
Our contractual obligations at June 27, 2015, by nature of the obligation and amount due over identified periods of time, are set out in the table below:

	Capital Lease Obligations(1)	Operating Lease Obligations	Sublease Income	Purchase Obligations	Long-Term Obligations(1)	Total
		(Thousands)
Fiscal Year:
2016	$3,487	$8,006	$(370)	$66,686	$3,857	$77,813
2017	1,294	7,776	(210)	—	3,900	12,760
2018	68	7,637	(100)	—	3,900	11,505
2019	25	7,424	(90)	—	3,900	11,259
2020	24	6,123	(90)	—	68,900	74,957
Thereafter	85	52,641	—	—	—	52,726
	$4,983	$89,607	$(860)	$66,686	$80,604	$241,020

(1)	Amounts include interest.
The purchase obligations consist of our total outstanding purchase order commitments at June 27, 2015. Any capital purchases to which we are committed are included in these outstanding purchase order commitments, with the exception of capital purchases made under capital leases, which are shown separately. Operating leases are future annual commitments under non-cancelable operating leases, including rents payable for land and buildings.
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
Business Combinations
Our acquisitions are accounted for pursuant to Accounting Standards Codification ("ASC") Topic 805, Business Combinations. Under ASC Topic 805, there are significant management estimates that impact our financial position and operating results, including:

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

For tangible assets acquired in any acquisition, such as plant and equipment, we estimate useful lives by considering comparable lives of similar assets, past history, the intended use of the assets and their condition. In estimating the useful life of acquired intangible assets with definite lives, we consider the industry environment and specific factors relating to each product relative to our business strategy and the likelihood of technological obsolescence. Acquired intangible assets primarily include core and current technology, patents, supply agreements, capitalized licenses and customer contracts. We amortize our acquired intangible assets with definite lives over periods generally ranging from 1 to 11 years, and in the case of one specific customer contract, 15 years.
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
During the fourth quarter of fiscal years 2014 and 2015, we reviewed our other intangible assets for impairment. We compared their carrying amounts to market prices or the future undiscounted cash flows the assets are expected to generate. We determined that the carrying value of the assets did not exceed the fair value based on market prices or future discounted cash flows. We did not record any impairment charges in fiscal years 2014 or 2015.
Accounting for Stock-Based Compensation
We recognize in our statement of operations all stock-based compensation, including grants of employee stock options, grants of restricted stock and purchase rights under our Employee Stock Purchase Plan, based on their fair values on the grant dates. Estimating the grant date fair value of employee stock options and purchase rights requires us to make judgments in the determination of inputs into the Black-Scholes valuation model which we use to arrive at an estimate of the fair value for such awards. These inputs are based upon highly subjective assumptions as to the volatility of the underlying stock, risk free interest rates and the expected life of the options. Judgment is also required in estimating the number of share-based awards that are expected to be forfeited during any given period. As required under the accounting standards, we review our valuation assumptions at each grant date, and, as a result, our valuation assumptions used to value employee stock options granted and purchase rights in future periods may change. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our consolidated results of operations could be materially impacted. During the years ended June 27, 2015, June 28, 2014 and June 29, 2013, we recognized $6.2 million, $6.0 million and $6.4 million of stock-based compensation expense, respectively. See Note 12, Stock-based Compensation, to the accompanying consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
Income Taxes
We account for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted applicable tax rates. Valuation allowances are provided against deferred income tax assets which are not likely to be realized.
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance, recorded cumulative net losses in prior fiscal periods and uncertainty about the timing of future profits, we have provided a full valuation allowance against most of our U.S. and foreign deferred tax assets. Our valuation allowance decreased by $16.6 million and decreased by $97.2 million, in fiscal years 2015 and 2014, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our principal market risks are our exposure to changes in interest rates and certain exchange rates. We do not use risk sensitive instruments for trading purposes.
Interest rates
We finance our operations through a mixture of issuances of equity and debt securities, capital leases, working capital and by drawing on our Credit Agreement. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed under our Credit Agreement, convertible notes and through our capital leases. At June 27, 2015, there were no amounts outstanding under our Credit Agreement, $65.0 million of convertible notes with an interest rate of 6.0 percent and $4.7 million outstanding under capital leases.
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
As of June 27, 2015, our U.K. subsidiary had $47.7 million, net, in U.S. dollar denominated operating intercompany payables, $20.8 million in U.S. dollar denominated accounts receivable and payable, net, related to sales to external customers and purchases from suppliers, and $16.0 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $1.1 million (U.S. dollar strengthening), or loss of $1.1 million (U.S. dollar weakening) on the translation of these receivables and other cash balances, which would be recorded as gain (loss) on foreign exchange in our consolidated statement of operations.
As of June 27, 2015, our Japan subsidiary had $41.8 million, net, in U.S. dollar denominated operating intercompany payables, $9.0 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $12.2 million in U.S. dollar denominated cash and restricted cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $3.9 million (U.S. dollar weakening), or loss of $3.9 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign exchange in our consolidated statement of operations.
Bank Liquidity Risk
As of June 27, 2015, we have approximately $109.0 million of unrestricted cash in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred such losses and have had full access to our operating accounts. See Note 3, Balance Sheet Details. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.
Hedging Program
From time to time, we enter into foreign currency forward contracts in an effort to mitigate a portion of our exposure to fluctuations between the U.S. dollar and the Japanese Yen and between the U.S. dollar and U.K. pound sterling. We do not currently hedge our exposure to the Chinese yuan or the Euro, but we may in the future if conditions warrant. We also do not currently hedge our exposure related to our U.S. dollar denominated intercompany payables and receivables. We may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward contracts can have an adverse effect on our financial condition.
During the year ended June 27, 2015, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarter in which they were opened. In connection with these hedges, during the year ended June 27, 2015, we recorded a $0.7 million loss on foreign currency transactions, net within our consolidated statement of operations. As of June 27, 2015, we did not have any outstanding foreign currency forward contracts.

Item 8. Financial Statements and Supplementary Data
The financial statements required by this item may be found beginning on pages F-1 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2015.

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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were effective.

As of June 27, 2015, management believes that (i) this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with U.S. GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 27, 2015. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, management concluded that, as of June 27, 2015, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears under Item 8 of this Annual Report on Form 10-K.

(c)     Remediation of Prior Year Material Weakness

As disclosed in our Annual Report on Form 10-K for the year ended June 28, 2014, we identified a material weakness in our internal control over financial reporting such that our processes, procedures, and controls related to the review and analysis of inventory and property and equipment were not effective to ensure that certain amounts related to these financial statement accounts were accurately reported in a timely manner. Over the past year, we have implemented several measures, including new comprehensive global inventory policies and procedures to ensure inventory is valued timely and accurately. We have also assigned new personnel to inventory accounting roles that have the experience and expertise to ensure control deficiencies do not reoccur. In addition, we have developed a global fixed asset policy which established requirements and guidelines for the performance of physical counts and valuation of fixed assets. Pursuant to this new policy, we have performed a full fixed asset count in fiscal year 2015. We have also taken steps to ensure that personnel assigned to fixed asset accounting roles have the experience and expertise to ensure control deficiencies do not reoccur. Our remediation efforts, including the testing of these controls, continued throughout fiscal year 2015. These controls have been operational for a sufficient period of time to allow management to conclude that these controls are operating effectively and the material weakness is considered remediated.

(d)    Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter ended June 27, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders under the headings “Proposal 1 — Election of Class I Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics.”
Item 11. Executive Compensation
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Employment, Change of Control and Severance Arrangements.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Equity Compensation Plan Information.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders under the headings "Related Party Transactions," “Policies and Procedures for Related Person Transactions,” “Director Independence,” “Employment, Change of Control and Severance Arrangements,” “Proposal 1 — Election of Class I Directors,” and “Corporate Governance.”
Item 14. Principal Accounting Fees and Services
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders under the headings “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures.”

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

OCLARO, INC. (Registrant)

August 28, 2015	By:	/s/ Greg Dougherty
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

Signature	Title	Date
/s/ Greg Dougherty	Director and Chief Executive Officer	August 28, 2015
Greg Dougherty	(Principal Executive Officer)

/s/ Pete Mangan	Chief Financial Officer	August 28, 2015
Pete Mangan	(Principal Financial Officer)

/s/ Mike Fernicola	Chief Accounting Officer	August 28, 2015
Mike Fernicola	(Principal Accounting Officer)

/s/ Marissa Peterson	Chair of the Board	August 28, 2015
Marissa Peterson

/s/ Edward B. Collins	Director	August 28, 2015
Edward B. Collins

/s/ Kendall W. Cowan	Director	August 28, 2015
Kendall W. Cowan

/s/ Lori Holland	Director	August 28, 2015
Lori Holland

/s/ Joel Smith III	Director	August 28, 2015
Joel Smith III

/s/ William L. Smith	Director	August 28, 2015
William L. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Oclaro, Inc.

We have audited the accompanying consolidated balance sheets of Oclaro Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 27, 2015 and June 28, 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 27, 2015. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oclaro Inc. and subsidiaries as of June 27, 2015 and June 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 27, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 27, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 28, 2015 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
San Francisco, California
August 28, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Oclaro, Inc.
We have audited the internal control over financial reporting of Oclaro, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of June 27, 2015, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2015 based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended June 27, 2015, and our report dated August 28, 2015 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
San Francisco, California
August 28, 2015

OCLARO, INC.
CONSOLIDATED BALANCE SHEETS

	June 27, 2015	June 28, 2014
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$111,840	$98,973
Restricted cash	3,275	5,055
Short-term investments	—	95
Accounts receivable, net of allowances for doubtful accounts and sales returns of $2,815 and zero, respectively, as of June 27, 2015, and $2,750 and $579, respectively, as of June 28, 2014; and including $709 and $2,706 due from related parties as of June 27, 2015 and June 28, 2014, respectively	74,815	82,872
Inventories	66,342	71,099
Prepaid expenses and other current assets	22,746	45,275
Total current assets	279,018	303,369
Property and equipment, net	41,766	50,768
Other intangible assets, net	2,579	8,536
Other non-current assets	2,521	3,012
Total assets	$325,884	$365,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $4,831 and $4,483 due to related parties as of June 27, 2015 and June 28, 2014, respectively	$53,133	$71,283
Accrued expenses and other liabilities	35,648	51,492
Capital lease obligations, current	3,580	5,387
Total current liabilities	92,361	128,162
Deferred gain on sale-leasebacks	8,978	10,711
Convertible notes payable	61,246	—
Capital lease obligations, non-current	1,167	4,539
Other non-current liabilities	9,132	14,345
Total liabilities	172,884	157,757
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 175,000 shares authorized; 109,889 shares issued and outstanding as of June 27, 2015 and 107,779 shares issued and outstanding as of June 28, 2014	1,099	1,077
Additional paid-in capital	1,464,567	1,458,487
Accumulated other comprehensive income	41,526	45,864
Accumulated deficit	(1,354,192)	(1,297,500)
Total stockholders’ equity	153,000	207,928
Total liabilities and stockholders’ equity	$325,884	$365,685
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(Thousands, except per share amounts)
Revenues, including $3,604, $13,412 and $9,311 from related parties for the years ended June 27, 2015, June 28, 2014 and June 29, 2013, respectively	$341,276	$390,871	$404,629
Cost of revenues	284,528	338,424	376,461
Gross profit	56,748	52,447	28,168
Operating expenses:
Research and development	46,419	64,218	79,266
Selling, general and administrative	56,256	70,937	78,618
Amortization of other intangible assets	1,133	1,680	5,029
Restructuring, acquisition and related (income) expense, net	(1,516)	18,491	(7,631)
Flood-related (income) expense, net	—	(1,797)	(29,510)
Impairment of goodwill, other intangible assets and long-lived assets	—	584	27,021
(Gain) loss on sale of property and equipment	(83)	665	170
Total operating expenses	102,209	154,778	152,963
Operating loss	(45,461)	(102,331)	(124,795)
Other income (expense):
Interest income (expense), net	(2,051)	(9,228)	(3,271)
Loss on foreign currency transactions	(2,144)	(1,158)	(14,542)
Other income (expense), net	1,750	1,227	(2,527)
Gain on bargain purchase	—	—	24,866
Total other income (expense)	(2,445)	(9,159)	4,526
Loss from continuing operations before income taxes	(47,906)	(111,490)	(120,269)
Income tax provision (benefit)	328	(9,365)	26
Loss from continuing operations	(48,234)	(102,125)	(120,295)
Income (loss) from discontinued operations, net of tax	(8,458)	119,944	(2,450)
Net income (loss)	$(56,692)	$17,819	$(122,745)
Basic and diluted net income (loss) per share:
Loss per share from continuing operations	$(0.45)	$(1.03)	$(1.37)
Income (loss) per share from discontinued operations	(0.08)	1.21	(0.03)
Basic and diluted net income (loss) per share	$(0.52)	$0.18	$(1.40)
Shares used in computing net income (loss) per share:
Basic	108,144	98,986	87,770
Diluted	108,144	98,986	87,770
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(Thousands)
Net income (loss)	$(56,692)	$17,819	$(122,745)
Other comprehensive income (loss):
Unrealized loss on hedging transactions	—	—	(7)
Unrealized gain (loss) on marketable securities	209	(104)	86
Currency translation adjustments	(5,139)	771	9,193
Pension adjustment, net of tax benefits of $639 in 2013	592	5,829	558
Total comprehensive income (loss)	$(61,030)	$24,315	$(112,915)
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$(56,692)	$17,819	$(122,745)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of deferred gain on sale-leasebacks	(914)	(2,134)	(2,059)
Amortization and write-off of debt discount and issuance costs	305	4,293	524
Depreciation and amortization	18,613	26,383	42,177
Flood-related non-cash losses	—	2,011	—
Gain on sale of Komoro Business	(8,315)	—	—
Gain on sale of Zurich Business	—	(63,240)	—
Gain on sale of Amplifier Business	—	(68,923)	—
Adjustment to the hold-backs related to the sales of the Zurich and Amplifier Businesses	7,650	—	—
Gain on bargain purchase on acquisition of Opnext	—	—	(24,866)
Gain on sale of assets	—	—	(24,846)
(Gain) loss on sale of property and equipment	(83)	665	(80)
Impairment of goodwill, other intangible assets and long-lived assets	—	584	26,015
Stock-based compensation expense	6,164	6,243	7,212
Other adjustments	161	365	4,306
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net	138	26,547	33,862
Inventories	(5,308)	15,517	14,449
Prepaid expenses and other current assets	7,996	(6,987)	(15,008)
Other non-current assets	(267)	1,509	(151)
Accounts payable	(4,873)	(27,179)	(23,393)
Accrued expenses and other liabilities	(10,828)	(14,657)	(2,895)
Net cash used in operating activities	(46,253)	(81,184)	(87,498)
Cash flows from investing activities:
Purchases of property and equipment	(18,084)	(8,756)	(17,202)
Proceeds from sale of Komoro Business	14,647	—	—
Proceeds from sale of Zurich Business	1,410	93,545	—
Proceeds from sale of Amplifier Business	940	84,600	—
Proceeds from sales of property and equipment	—	—	80
Proceeds from sale of assets	—	2,120	26,000
Proceeds from sale of investments	141	—	3,861
Transfer (to) from restricted cash, net of acquired businesses	1,793	(2,309)	17,893
Cash acquired from business combinations	—	—	36,123
Net cash provided by investing activities	847	169,200	66,755
Cash flows from financing activities:
Proceeds from issuance of common stock, net	42	(46)	1,646
Proceeds from borrowings under credit line	—	—	15,256
Proceeds from the sale of convertible notes, net	60,941	—	22,768
Proceeds from term loan, net	—	—	22,455
Payments on capital lease obligations	(4,153)	(7,073)	(6,676)
Repayments on borrowings under credit line, convertible notes payable and term loan	—	(64,964)	(16,040)
Cash paid under earnout obligations	—	—	(8,628)
Net cash provided by (used in) financing activities	56,830	(72,083)	30,781
Effect of exchange rate on cash and cash equivalents	1,443	(1,595)	12,837
Net increase in cash and cash equivalents	12,867	14,338	22,875
Cash and cash equivalents at beginning of fiscal year	98,973	84,635	61,760
Cash and cash equivalents at end of fiscal year	$111,840	$98,973	$84,635
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$10,437	$2,496
Cash paid for income taxes	507	2,571	3,589
Supplemental disclosures of non-cash transactions:
Issuance of common stock in connection with exercise of convertible notes	$—	$23,050	$—
Issuance of common stock, stock options and stock appreciation rights related to the acquisition of Opnext	—	—	89,842
Capital lease obligations incurred for purchases of property and equipment	—	—	(658)
Warrants issued in connection with term loans	—	—	667
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(Thousands)
Balance at June 30, 2012	51,511	515	1,330,172	29,538	(1,192,574)	167,651
Issuance of shares related to share awards and restricted stock units	1,697	17	(83)	—	—	(66)
Issuance of shares upon the exercise of common stock options	6	—	3	—	—	3
Issuance of shares in connection with the employee stock purchase plan	1,135	11	1,699	—	—	1,710
Shares issued in connection with acquisitions	38,416	385	89,457	—	—	89,842
Stock-based compensation	—	—	7,240	—	—	7,240
Warrants issued in connection with notes	—	—	667	—	—	667
Other comprehensive gain	—	—	—	9,830	—	9,830
Net loss	—	—	—	—	(122,745)	(122,745)
Balance at June 29, 2013	92,765	928	1,429,155	39,368	(1,315,319)	154,132
Issuance of shares related to share awards and restricted stock units	338	3	(218)	—	—	(215)
Issuance of shares upon the exercise of common stock options	155	1	158	—	—	159
Issuance of shares in connection with exercise of warrants	978	10	—	—	—	10
Issuance of shares in connection with conversion of convertible notes, net of adjustments for unamortized issuance and discount costs	13,543	135	22,983	—	—	23,118
Stock-based compensation	—	—	6,409	—	—	6,409
Other comprehensive gain	—	—	—	6,496	—	6,496
Net income	—	—	—	—	17,819	17,819
Balance at June 28, 2014	107,779	1,077	1,458,487	45,864	(1,297,500)	207,928
Issuance of shares related to share awards and restricted stock units	2,085	21	(23)	—	—	(2)
Issuance of shares upon the exercise of common stock options	25	1	42	—	—	43
Stock-based compensation	—	—	6,061	—	—	6,061
Other comprehensive loss	—	—	—	(4,338)	—	(4,338)
Net loss	—	—	—	—	(56,692)	(56,692)
Balance at June 27, 2015	109,889	$1,099	$1,464,567	$41,526	$(1,354,192)	$153,000
The accompanying notes form an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PREPARATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Annual Report on Form 10-K as “Oclaro,” “we,” “us,” or “our.”
During our fiscal year 2015, we were one of the leading providers of optical components, modules and subsystems for the core optical transport, service provider, enterprise and data center markets. Leveraging over three decades of laser technology innovation, photonic integration and subsystem design, we provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications.
On August 5, 2014, we entered into a separation agreement to sell our industrial and consumer business of Oclaro Japan located at our Komoro, Japan facility to Ushio Opto Semiconductors, Inc. ("Ushio Opto"). On October 27, 2014, the sale was completed. The transaction is more fully discussed in Note 3, Business Combinations and Dispositions.
On November 1, 2013, we sold our optical amplifier and micro-optics business (the “Amplifier Business”) to II-VI Incorporated ("II-VI"). On September 12, 2013, we sold our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business (the “Zurich Business”) to II-VI. These sales are more fully discussed in Note 3, Business Combinations and Dispositions. These sales are reported as discontinued operations, which require retrospective restatement of prior periods to classify the results of operations as discontinued operations. The notes to our consolidated financial statements relate to our continuing operations only, unless otherwise indicated.
On July 23, 2012, we completed a merger with Opnext, Inc. ("Opnext"). The acquisition is more fully discussed in Note 3, Business Combinations and Dispositions. The consolidated statements of operations, comprehensive income (loss) and cash flows for the years ended June 27, 2015, June 28, 2014 and June 29, 2013 include the results of operations of the combined entities from July 23, 2012, the date of the acquisition.
Basis of Preparation
The consolidated financial statements include the accounts of Oclaro and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which contemplate the continuation of a company as a going concern. As of June 27, 2015, we held $115.1 million in cash and restricted cash, comprised of $111.8 million in cash and cash equivalents and $3.3 million in current restricted cash; and we had working capital of $186.7 million. We have incurred significant operating losses from continuing operations and generated negative cash flows from operations for fiscal year 2015. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon us having sufficient resources to operate our business. In addition to the availability of our cash resources as of June 27, 2015, the continued operation of our business is dependent upon our achieving cash flows expected to be generated from the execution of our current operating plan, including anticipated restructuring plans, together with amounts expected to be available under our credit agreement. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Examples of significant estimates and assumptions made by management involve the fair value of other intangible assets and long-lived assets, valuation allowances for deferred tax assets, the fair value of stock-based compensation, the fair value of embedded derivatives related to convertible debt, the fair value of pension liabilities, estimates used to determine facility lease loss liabilities, estimates for allowances for doubtful accounts and valuation of excess and obsolete inventories. These judgments can be subjective and complex and consequently actual results could differ materially from those estimates and assumptions.
Out of Period Adjustment
In fiscal year 2015, we recorded out-of-period adjustments of approximately $2.0 million in cost of goods sold in our consolidated statements of operations. The adjustments, which increased cost of goods sold, also increased accrued liabilities and decreased inventory, and were made to correct our fiscal year 2014 inventory valuation and the value of our purchase commitment accrual. We determined that the adjustments did not have a material impact to our current or prior period consolidated financial statements.
In fiscal year 2014, we recorded an out-of-period adjustment of approximately $2.0 million in flood-related (income) expense, net, in our consolidated statements of operations. The adjustment, which decreased flood-related income and decreased property and equipment, net, was made to account for the impairment of leased assets assumed pursuant to the Opnext merger that had been damaged in the 2011 Thailand flood (see Note 6, Flood-Related (Income) Expense, Net). We determined that this adjustment did not have a material impact to our current or prior period consolidated financial statements.
Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013 were each 52 week years.
Cash and Cash Equivalents
We consider all liquid investment securities with a maturity date of three months or less to be cash equivalents. Any realized gains and losses on liquid investment securities are included in other income (expense), net in our consolidated statements of operations.
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	June 27, 2015	June 28, 2014
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$110,196	$97,759
Money market funds	1,644	1,214
	$111,840	$98,973
As of June 27, 2015, $33.5 million of the $111.8 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay foreign withholding taxes to repatriate these funds.
As of June 27, 2015, we also had restricted cash of $3.5 million, including $0.2 million in other non-current assets, consisting of collateral for the performance of our obligations under certain facility lease agreements, collateral to secure certain of our credit card accounts and deposits for value-added taxes in foreign jurisdictions, and $1.6 million (equivalent to RMB 10.0 million) of cash held in Oclaro Shenzhen’s bank account in China that was frozen by the Xi'an Court in connection with our litigation with Xi’an Raysung Photonics Inc. (see Note 9, Commitments and Contingencies, for additional details regarding this litigation.)
Concentration of Credit Risks
We place our cash and cash equivalents with and in the custody of financial institutions, which at times, are in excess of amounts insured. Management monitors the ongoing creditworthiness of these institutions. To date, we have not experienced significant losses on these investments.
Our trade accounts receivable are concentrated with companies in the telecom industry. At June 27, 2015, four customers accounted for a total of 59 percent of our gross accounts receivable. At June 28, 2014, three customers accounted for a total of 42 percent of our gross accounts receivable.

Allowance for Doubtful Accounts and Sales Return Allowance
We perform ongoing credit evaluations of our customers and record specific allowances for doubtful accounts when a customer is unable to meet its financial obligations, as in the case of bankruptcy filings or deteriorated financial position. Estimates are used in determining allowances for customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. We write-off a receivable account when all rights, remedies and recourses against the account and its principals are exhausted and record a benefit when previously reserved accounts are collected. We recorded additional provisions as allowances for doubtful accounts in fiscal year 2015, 2014 and 2013 of $41,000, $38,000 and $0.7 million, respectively.
We record a provision for estimated sales returns, which is netted against revenues, in the same period as the related revenues are recorded. These estimates are based on historical sales returns, other known factors and our return policy. In fiscal year 2015, 2014 and 2013, we recorded a provision of zero, zero and $3.1 million as sales return allowances, respectively.
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
The following table provides details regarding our inventories at the dates indicated:

	June 27, 2015	June 28, 2014
	(Thousands)
Inventories:
Raw materials	$19,610	$20,036
Work-in-process	19,812	20,505
Finished goods	26,920	30,558
	$66,342	$71,099

In connection with our sale of the Komoro Business, we transferred approximately $4.6 million in inventories to Ushio Opto during fiscal year 2015.
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

The following table provides details regarding our property and equipment, net at the dates indicated:

	June 27, 2015	June 28, 2014
	(Thousands)
Property and equipment, net:
Buildings and improvements	$11,837	$12,989
Plant and machinery	33,603	47,247
Fixtures, fittings and equipment	4,785	9,701
Computer equipment	12,401	13,723
	62,626	83,660
Less: accumulated depreciation	(20,860)	(32,892)
	$41,766	$50,768
In connection with our sale of the Komoro Business, we transferred approximately $3.7 million in property and equipment to Ushio Opto during fiscal year 2015.
Property and equipment includes assets under capital leases of $4.7 million and $9.9 million at June 27, 2015 and June 28, 2014, respectively, the majority of which were assumed in connection with the Opnext acquisition. Amortization associated with assets under capital leases is recorded in depreciation expense.
Depreciation expense was $17.5 million, $25.3 million and $30.0 million for the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013, respectively. In fiscal year 2014, we recorded an impairment charge of $0.6 million related to the write-off of certain machinery that was not being utilized.
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
In fiscal year 2013, our goodwill was tested for impairment using a two-step process. In the first step, the estimated fair value of a reporting unit is compared to its carrying value. If the carrying value of the net assets assigned to a reporting unit exceeds the fair value of a reporting unit, a second step of the impairment test is performed, whereby we hypothetically apply purchase accounting to the reporting unit using the fair value from the first step in order to determine the implied fair value of a reporting unit’s goodwill. We estimate the fair value of the reporting unit using the expected present value of future cash flows and also compare our market capitalization plus a control premium for reasonableness. Based upon this evaluation, we recorded a $10.9 million impairment loss in our consolidated statement of operations for the year ended June 29, 2013. See Note 4. Goodwill and Other Intangible Assets.
Intangible assets with definite lives are amortized over their estimated useful lives, which is generally from 1 to 11 years and 15 years as to one specific customer contract.
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
In the fourth quarter of fiscal year 2015, we completed an impairment assessment and determined that while no impairment existed, certain of our other intangible assets related to our integrated photonics product line had shorter estimated useful lives than initially anticipated. Accordingly, we adjusted the estimated useful lives of these other intangible assets.

Non-Marketable Cost Method Investments
We account for our non-marketable cost method investments, which consist of less than 20 percent equity ownership interests of common stock and/or preferred stock in privately-held companies, under the cost method of accounting. As of June 27, 2015 and June 28, 2014, we no longer held any investments in privately-held companies. During fiscal year 2013, we sold our remaining cost method investment for $3.9 million of cash proceeds. We had previously acquired this investment in fiscal year 2010 for a purchase price of $7.5 million. We recorded a $3.6 million impairment charge during fiscal year 2013 in other income (expense) in our consolidated statement of operations.
Derivative Financial Instruments
Our operating results are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. A majority of our revenues are denominated in U.S. dollars, while a significant portion of our expenses are denominated in United Kingdom (U.K.) pounds sterling, Japanese yen, Chinese yuan and euros, in which we pay expenses in connection with operating our facilities in the United Kingdom, Japan, China and Italy. Prior to our sale of our Zurich Business in fiscal year 2013, we also incurred a significant portion of our expenses in Swiss francs. Historically, we have entered into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to exchange rate fluctuations between the U.S. dollar and the U.K. pound sterling.
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
During the year ended June 27, 2015, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarter in which they were opened. In connection with these hedges, during the year ended June 27, 2015, we recorded a $0.7 million loss on foreign currency transactions, net within our consolidated statement of operations. At June 27, 2015 and June 28, 2014, we had no outstanding foreign currency forward exchange contracts.
Accrued Expenses and Other Liabilities
The following table provides details for our accrued expenses and other liabilities at the dates indicated:

	June 27, 2015	June 28, 2014
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$5,250	$18,612
Compensation and benefits related accruals	11,298	10,242
Warranty accrual	2,932	4,672
Accrued restructuring, current	712	2,220
Purchase commitments in excess of future demand, current	3,162	1,844
Other accruals	12,294	13,902
	$35,648	$51,492
In connection with our sale of the Komoro Business, we transferred approximately $2.4 million in accrued expenses and other liabilities to Ushio Opto during fiscal year 2015.
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
Advertising Costs
Advertising costs are expensed as incurred. Our advertising costs for the years ended June 27, 2015, June 28, 2014 and June 29, 2013 were not significant.
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
Net Income (Loss) Per Share
Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, stock appreciation rights, unvested restricted stock awards, warrants and shares issuable in connection with convertible notes during such period. For the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013, we excluded such dilutive securities from the computation of diluted shares outstanding since we incurred a net loss from continuing operations in these periods and their inclusion would have an anti-dilutive effect.
Recent Accounting Pronouncements
In April 2015, the FASB issued Accounting Standards Update ("ASU") No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under ASU 2015-03, debt issuance costs are required to be presented as a direct deduction of debt balances on the balance sheet. This new standard does not affect the recognition and measurement of debt issuance costs. We elected to early adopt ASU No. 2015-03, as permitted. This guidance is effective on a retrospective basis, as a change in accounting principle. The impact of the early adoption on our consolidated balance sheet for fiscal year 2015 is to decrease prepaid expenses and other current assets by $0.6 million and decrease convertible notes payable by $0.6 million. There is no impact of the early adoption on our consolidated balance sheet for fiscal year 2014.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This update clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In July 2015, the FASB deferred the effective date by one year for public entities to annual periods, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. We are currently evaluating the impact that the implementation of this standard will have on our financial statements.
In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update requires that a disposal representing a strategic shift that has (or will have) a major effect on an entity's financial results be reported as discontinued operations. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not meet the definition of a discontinued operation. The provisions of this ASU are effective for interim and annual periods beginning after December 15, 2014. We early adopted this guidance in our first quarter of fiscal year 2015. In accordance with this guidance, our sale of the Komoro Business does not meet the definition of a discontinued operation. We consider this sale as an individually material disposal and have expanded our disclosures related to this transaction, including presenting the pre-tax profit (loss) of the Komoro Business for the years ended June 27, 2015 and June 28, 2014.

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
The contingent obligation related to the make-whole premium on our 6.00% Convertible Senior Notes ("6.00% Notes") was valued using a binomial lattice valuation model which estimated the value based on the probability and timing of conversion. As of February 19, 2015, the date of the debt issuance, and as of June 27, 2015, the fair value of this contingent obligation is estimated at zero. The contingent obligation will continue to be revalued each reporting period and classified within Level 3 of the fair value hierarchy.
The contingent obligation related to the make-whole premium on our 7.50% Exchangeable Senior Secured Lien Notes ("7.50% Notes") was also valued using a valuation model which estimated the value based on the probability and timing of conversion. The contingent obligation was classified within Level 3 of the fair value hierarchy in fiscal year 2013, prior to settling the make-whole premium in fiscal year 2014 upon the holders of the convertible notes exercising their rights to exchange the convertible notes for common stock.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the tables below by their corresponding balance sheet captions and consisted of the following types of instruments at June 27, 2015 and June 28, 2014:

	Fair Value Measurement at June 27, 2015 Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(Thousands)
Cash and cash equivalents: (1)
Money market funds	1,644	—	—	1,644
Restricted cash:
Money market funds	1,215	—	—	1,215
Total assets measured at fair value	$2,859	—	—	$2,859

(1)	Excludes $110.2 million in cash held in our bank accounts at June 27, 2015.

	Fair Value Measurement at June 28, 2014 Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(Thousands)
Cash and cash equivalents: (1)
Money market funds	1,214	—	—	1,214
Short-term investments:
Marketable securities	95	—	—	95
Total assets measured at fair value	$1,309	—	—	$1,309

(1)	Excludes $97.8 million in cash held in our bank accounts at June 28, 2014.
The following table provides details regarding the changes in assets and liabilities classified within Level 3 from June 29, 2013 to June 27, 2015:

Other non-current
liabilities
(Thousands)
Balance at June 29, 2013	99
Adjustments to the make-whole premium on the 7.50% Notes	600
Settlement of make-whole premium upon conversion of the 7.50% Notes	(699)
Balance at June 28, 2014 and June 27, 2015	$—
During fiscal year 2014, the holders of the convertible notes exercised their rights to exchange the convertible notes for our common stock. The conversion of the notes is more fully discussed in Note 7, Credit Line and Notes.

NOTE 3. BUSINESS COMBINATIONS AND DISPOSITIONS
During the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013, we recorded $1.0 million, $7.8 million and $3.7 million, respectively, in legal and other direct acquisition-related costs in connection with business combinations and asset dispositions.
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
In connection with the sale of the Komoro Business, we transferred net assets with a book value of $6.3 million to Ushio Opto, consisting of $3.4 million in accounts receivable, $4.6 million in inventories, $0.9 million in prepaid expenses and other current assets, $3.7 million in property, plant and equipment, $4.4 million in other intangible assets, $5.9 million in accounts payable, $2.9 million in accrued expenses, other liabilities and capital lease obligations, and $1.9 million in other non-current liabilities. We also incurred $1.0 million in legal fees and other administrative costs related to this transaction. We completed the transfer of net assets in fiscal year 2015 and recognized a gain of $8.3 million within restructuring, acquisition and related (income) expense, net in the consolidated statements of operations.
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
Income from continuing operations before income taxes attributable to the Komoro Business was $1.3 million for the year ended June 27, 2015 (up through October 27, 2014, the date the sale was completed), and $6.4 million for the year ended June 28, 2014, respectively.

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

Consideration, valued initially at $88.6 million consisting of $79.6 million in cash, which was received on November 1, 2013, $4.0 million which was subject to hold-back by II-VI until December 31, 2014 to address any post-closing claims and $5.0 million related to the exclusive option, which was received on September 12, 2013 and was credited against the purchase price upon closing of the sale. On December 30, 2014, Oclaro Technology Limited entered into a Settlement Agreement with II-VI and II-VI Holdings B.V. regarding disposition of the amounts held back by the II-VI parties pursuant to the Asset Purchase Agreement. Of the $4.0 million subject to hold-back until December 31, 2014, we received $0.9 million in January 2015 and we released II-VI from the remaining $3.1 million. In connection with the Settlement Agreement, we also agreed with the II-VI parties to a mutual release of certain claims related to the Asset Purchase Agreement, and certain related documents and transactions.

In connection with this transaction, we transferred $16.2 million in net assets to II-VI. We also incurred approximately $3.0 million in legal fees, commissions and other administrative costs related to this transaction. We recognized an initial gain of $68.9 million on the sale of the Amplifier Business, which is recorded within discontinued operations in the consolidated statement of operations in fiscal year 2014. We recorded the $3.1 million release of the hold-back as a loss from discontinued operations within the consolidated statement of operations in fiscal year 2015.
The following table presents the statements of operations for the discontinued operations of the Amplifier Business:

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(Thousands)
Revenues	$—	$35,185	$93,902
Cost of revenues	—	26,389	72,901
Gross profit	—	8,796	21,001
Operating expenses	161	5,545	18,739
Other income (expense), net	(3,060)	68,923	—
Income from discontinued operations before income taxes	(3,221)	72,174	2,262
Income tax provision	—	13,068	800
Income from discontinued operations	$(3,221)	$59,106	$1,462

In connection with the sale of the Amplifier Business, we entered into certain transition service and manufacturing service agreements to allow the Amplifier Business to continue operations during the ownership transition. Both parties provided customary and reciprocal representations, warranties and covenants in the Asset Purchase Agreement.

Sale of Zurich Business
On September 12, 2013, we completed a Share and Asset Purchase Agreement with II-VI, pursuant to which we sold our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business to II-VI, which includes its GaAs fabrication facility, and also the corresponding high power laser diodes, VCSEL and 980 nm pump laser product lines, including intellectual property, inventory, equipment and a related research and development facility in Tucson. Also, as part of the agreement, II-VI purchased certain pieces of equipment which are located in our Caswell facility. We continue to operate this equipment on behalf of II-VI, and provide certain wafer processing services in Caswell as part of an ongoing manufacturing services agreement. We have classified the sale of our Zurich Business as a discontinued operation.
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
We recognized an initial gain of $63.2 million on the sale of the Zurich Business, which was recorded within discontinued operations in the consolidated statement of operations in fiscal year 2014. In fiscal year 2014, we also recorded $3.1 million in income from discontinued operations related to the release of the cumulative translation adjustment from deconsolidating our Swiss subsidiary and a $4.8 million loss from discontinued operations related to the interest charges incurred in connection with the settlement of the term loan (refer to Note 7, Credit Line and Notes for further details.) In fiscal year 2015, we recorded the $4.6 million release of the hold-back as a loss from discontinued operations within the consolidated statement of operations.
The following table presents the statements of operations for the discontinued operations of the Zurich Business:

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(Thousands)
Revenues	$—	$13,896	$87,497
Cost of revenues	163	11,029	72,264
Gross profit	(163)	2,867	15,233
Operating expenses	484	3,426	17,456
Other income (expense), net	(4,590)	61,595	(996)
Income (loss) from discontinued operations before income taxes	(5,237)	61,036	(3,219)
Income tax provision	—	198	693
Income (loss) from discontinued operations	$(5,237)	$60,838	$(3,912)
In connection with the sale of the Zurich Business, we entered into into certain transition service and manufacturing service agreements to allow the Zurich Business to continue operations during the ownership transition. Both parties provided customary and reciprocal representations, warranties and covenants in the Share and Asset Purchase Agreement.
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
In connection with the acquisition: (i) 91,467,739 shares of Opnext common stock were converted into the right to receive 38,416,355 shares of our common stock; (ii) outstanding options to purchase 10,119,340 shares of Opnext common stock were converted into options to purchase 4,250,011 shares of our common stock; and (iii) stock appreciation rights ("SARs") with respect to 412,123 shares of Opnext common stock were converted into SARs with respect to 172,970 shares of our common stock. Immediately following the effective time of the merger, Oclaro stockholders immediately prior to the merger owned approximately 57 percent and Opnext’s stockholders owned approximately 43 percent of the combined company. The combination is intended to qualify as a tax-free reorganization for federal income tax purposes. We accounted for this acquisition under the purchase method of accounting. The estimated fair value of assets acquired and liabilities assumed and the results of operations of Opnext from the closing date of the acquisition, July 23, 2012, are included in our consolidated financial statements at June 27, 2015 and June 28, 2014 and for the years then ended.
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
Acquisition of Mintera
On July 21, 2010, we acquired Mintera, a privately-held company providing high-performance optical transport sub-systems solutions. Under the terms of this agreement, we paid $10.5 million in cash to the former security holders and creditors of Mintera at the time of close and assumed $1.5 million in liabilities due by the security holders of Mintera, which we paid during fiscal year 2011. We also agreed to pay additional revenue-based consideration whereby former security holders of Mintera were entitled to receive up to $20.0 million. The earnout consideration was payable in cash or, at our option, newly issued shares of our common stock, or a combination of cash and stock. During fiscal year 2012, we settled the 12 month earnout obligation with the former security holders by paying them $0.5 million in cash and issuing 0.8 million shares of our common stock valued at $2.8 million, and also settled a portion of the 18 month earnout obligation with the former security holders by paying them $2.2 million in cash. The remaining 18 month earnout obligation of $8.6 million was settled in fiscal year 2013.
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
NOTE 4. GOODWILL AND OTHER INTANGIBLE ASSETS
Additions and Dispositions
In connection with our sale of the Komoro Business, we transferred certain of our other intangible assets with a book value of $4.4 million to Ushio Opto during fiscal year 2015.
In connection with our sale of the Zurich Business, we transferred certain of our other intangible assets to II-VI. As of September 12, 2013, the date of the sale, these other intangible assets had no carrying value. For the year ended June 29, 2013, we recorded $0.3 million in amortization related to these intangible assets, which has been reclassified to discontinued operations in the consolidated statements of operations.
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

Impairment Assessments
During the fourth quarter of fiscal year 2014 and 2015, we reviewed our other intangible assets for impairment. We compared their carrying amounts to market prices or the future undiscounted cash flows the assets are expected to generate. We determined that the carrying value of the assets did not exceed the fair value based on market prices or future discounted cash flows. We did not record any impairment charges related to our other intangibles in fiscal year 2014 or 2015.
During the fourth quarter of fiscal year 2013, we performed an annual analysis for potential impairment of our goodwill, which included examining the impact of current general economic conditions on our future prospects, the decline in our market capitalization, and the anticipated resizing of our operations with the recent sale of certain of our products and/or businesses. The first step of testing goodwill for impairment is based on a reporting unit’s “fair value,” which is generally determined through market prices. In certain cases, due to the absence of market prices for a particular element of our business, we have elected to base our analysis on discounted future expected cash flows. Based on this analysis, we concluded that our remaining goodwill on our consolidated balance sheet, which related to our acquisition of Mintera, was impaired. We performed a second step impairment analysis, which indicated that the goodwill in connection with the Mintera reporting unit was fully impaired. Based upon this evaluation, we recorded $10.9 million for the goodwill impairment loss in our consolidated statement of operations for the year ended June 29, 2013. The impairment did not result in any cash expenditures. In connection with our second step goodwill impairment analysis, we also evaluated the fair value of our other intangible assets in this reporting unit, and our other reporting units, and concluded that based on declines in our forecasts, our decision to sell or abandon certain product lines and other factors, certain of these other intangible assets were also impaired as of June 29, 2013. We recorded impairment losses of $6.4 million related to intangibles acquired in connection with our acquisition of Mintera, $2.6 million related to intangibles acquired in connection with our acquisition of Opnext, and $5.2 million related to intangibles acquired in connection with other earlier acquisitions.
During fiscal year 2013, we also determined that a portion of the technology we acquired in connection with our acquisition of Mintera in July 2010 was considered redundant, following the acquisition of Opnext and its product lines. We recorded $0.9 million for the impairment loss related to these other intangible assets in our consolidated statement of operations for the year ended June 29, 2013.
Amortization
Amortization of other intangible assets for the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013, was $1.1 million, $1.7 million and $5.0 million, respectively. Amortization is recorded as an operating expense within the consolidated statements of operations.
In the fourth quarter of fiscal year 2015, we revised the estimated useful lives of certain of our other intangible assets related to our integrated photonics product line to adjust for the shorter time period in which we expect to benefit from these other intangible assets.
Estimated future amortization expense of other intangible assets is as follows, based on the current level of our other intangible assets as of June 27, 2015:

Estimated Future Amortization
(Thousands)
Fiscal Year:
2016	$1,014
2017	834
2018	649
2019	82
2020	—
Thereafter	—
$2,579

Activity Related to Goodwill and Other Intangible Assets
The following table provides details regarding the changes in our goodwill for each of the three years then ended:

Total
(Thousands)
Balance at June 30, 2012	$10,904
Impairment	(10,904)
Balance at June 29, 2013, June 28, 2014 and June 27, 2015	—
The following table summarizes the activity related to our other intangible assets for fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Amortization	Total
	(Thousands)
Balance at June 30, 2012	$10,238	$6,520	$2,807	$2,910	$965	$(7,071)	$16,369
Additions	8,700	—	4,860	—	2,860	—	16,420
Amortization	—	—	—	—	—	(5,029)	(5,029)
Impairment	(9,119)	(1,954)	(1,568)	(1,995)	(475)	—	(15,111)
Translations and adjustments	(1,486)	(10)	(901)	—	(12)	(7)	(2,416)
Balance at June 29, 2013	$8,333	$4,556	$5,198	$915	$3,338	$(12,107)	$10,233
Amortization	—	—	—	—	—	(1,680)	(1,680)
Translations and adjustments	(66)	104	(55)	—	—	—	(17)
Balance at June 28, 2014	$8,267	$4,660	$5,143	$915	$3,338	$(13,787)	$8,536
Sale of Komoro Business	(1,904)	—	(2,545)	—	—	—	(4,449)
Amortization	—	—	—	—	—	(1,133)	(1,133)
Translations and adjustments	(114)	(65)	(196)	—	—	—	(375)
Balance at June 27, 2015	$6,249	$4,595	$2,402	$915	$3,338	$(14,920)	$2,579
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

2014 Restructuring Plan

During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the year ended June 27, 2015 and June 28, 2014, we recorded restructuring charges of $4.0 million and $13.2 million, respectively, pursuant to this plan. The restructuring charges for the year ended June 27, 2015 consisted of $4.1 million related to workforce reductions and a $0.1 million reversal of restructuring charges related to revised estimates for lease cancellations and commitments. The restructuring charges for the year ended June 28, 2014 consisted of $8.5 million related to workforce reductions, $2.9 million related to transferring production capabilities of our 10 Gb/s InP products in-house from one of our contract manufacturers, $0.8 million related to a facility lease loss liability, $0.7 million related to the write-off of certain fixed assets in connection with our relocation of our manufacturing and research and development facilities from Totsuka, Japan, and $0.3 million in other lease cancellations and commitments.

During the year ended June 27, 2015 and June 28, 2014, we paid $5.3 million and $8.5 million, respectively, to settle a portion of these restructuring liabilities.
As of June 27, 2015, we had $0.7 million in accrued restructuring liabilities related to this restructuring plan. We do not expect to incur any additional restructuring charges in connection with this restructuring plan.
Opnext Restructuring
In connection with the acquisition of Opnext, we initiated a restructuring plan to integrate the businesses in the first quarter of fiscal year 2013. We completed the restructuring activities related to the integration in fiscal year 2014. In connection with the integration, we recorded $1.1 million and $12.1 million in restructuring charges during the year ended June 28, 2014 and June 29, 2013, respectively. The restructuring charges in fiscal year 2014 included $0.9 million related to external consulting charges and professional fees associated with reorganizing the infrastructure and $0.1 million related to revised estimates for lease cancellations and commitments. The restructuring charges in fiscal year 2013 included $10.5 million related to workforce reductions, $0.9 million related to the impairment of certain technology that is now considered redundant following the acquisition, $0.4 million related to the write-off of net book value inventory that supported this technology, and $0.3 million related to revised estimates for lease cancellations and commitments. Included in our restructuring charges during fiscal year 2013, we recorded $2.2 million relating to the separation agreement with our former Chief Executive Officer.
During the year ended June 28, 2014 and June 29, 2013, we made scheduled payments of $2.2 million and $8.0 million, respectively, to settle these restructuring liabilities. During the year ended June 28, 2014 and June 29, 2013, we also paid $1.8 million and $0.3 million, respectively, to settle the liability related to the separation agreement with our former Chief Executive Officer.
As of June 27, 2015 and June 28, 2014, we had no remaining accrued restructuring liabilities related to this restructuring plan.
Restructuring Plan related to our Manufacturing Operations in Shenzhen, China
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of a portion of our Shenzhen, China manufacturing operations to Venture Corporation Limited ("Venture"). This transition occurred in a phased and gradual transfer of certain products and was completed in fiscal year 2015. In connection with this transition, we recorded restructuring charges of $2.5 million, $3.5 million and $5.1 million during the year ended June 27, 2015, June 28, 2014 and June 29, 2013, respectively. The restructuring charges in fiscal year 2015, 2014 and 2013 related primarily to employee separation charges.
During fiscal year 2015, 2014 and 2013, we made scheduled payments of $3.1 million, $7.1 million and $2.7 million, respectively, to settle these restructuring liabilities.
As of June 27, 2015, we had no remaining accrued restructuring liabilities related to this restructuring plan.

Activity Related to Restructuring Liabilities
The following table summarizes the activity related to our restructuring liability for the years ended June 27, 2015, June 28, 2014 and June 29, 2013:

	Lease Cancellations, Commitments and Other Charges	Termination Payments to Employees and Related Costs	Total Accrued Restructuring Charges
	(Thousands)
Balance at June 30, 2012	$—	$2,306	$2,306
Charged to restructuring costs	1,555	15,619	17,174
Paid or written off	(1,325)	(10,612)	(11,937)
Adjustments	—	(277)	(277)
Balance at June 29, 2013	230	7,036	7,266
Charged to restructuring costs	4,794	12,914	17,708
Paid or written off	(3,125)	(19,047)	(22,172)
Adjustments	(18)	59	41
Balance at June 28, 2014	1,881	962	2,843
Charged to restructuring costs	(36)	6,552	6,516
Paid or written off	(1,404)	(7,030)	(8,434)
Adjustments	(213)	—	(213)
Balance at June 27, 2015	$228	$484	$712
Current portion	228	484	712
Non-current portion	—	—	—

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
During the year ended June 28, 2014, we recorded $1.8 million in net flood-related income in our consolidated statement of operations, primarily consisting of $3.7 million in insurance settlement proceeds received in fiscal year 2014 and adjustments to retainers for professional services of $0.1 million, partially offset by an out-of-period adjustment of $2.0 million related to the impairment of leased assets assumed pursuant to the Opnext merger that had been damaged by the flooding. Approximately $1.5 million of the $3.7 million received in fiscal year 2014 represents payments against insurance claims filed under the former Opnext entity.
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

Flood-related (income) expense, net for the year ended June 27, 2015, June 28, 2014 and June 29, 2013 included the following:

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(Thousands)
Write-off of net book value of damaged property and equipment	$—	$2,009	$—
Personnel-related costs, professional fees and related expenses	—	(143)	1,287
Settlement payments	—	(3,663)	(30,797)
	$—	$(1,797)	$(29,510)
While we maintain both property and business interruption insurance coverage, there can be no assurance as to the amount or timing of future insurance recoveries. Insurance recoveries related to impairment losses previously recorded and other recoverable expenses will be recognized to the extent of the related loss or expense in the period that recoveries become probable and realizable. Insurance recoveries under business interruption coverage and insurance recovery gains in excess of amounts previously written-off related to impaired inventory and equipment or in excess of other recoverable expenses previously recognized will be recognized when they become realizable and all contingencies have been resolved. The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. We do not expect any future flood-related insurance recoveries related to this incident.
NOTE 7. CREDIT LINE AND NOTES
6.00% Convertible Senior Notes due 2020 ("6.00% Notes")
On February 12, 2015, we entered into a Purchase Agreement (the “Purchase Agreement”), with Jefferies LLC (the “Initial Purchaser”), pursuant to which we agreed to issue and sell to the Initial Purchaser up to $65.0 million in aggregate principal Convertible Senior Notes due 2020 (the “6.00% Notes”). On February 19, 2015, we closed the private placement of $65.0 million aggregate principal amount of the 6.00% Notes. The 6.00% Notes were sold at 100 percent of par, resulting in net proceeds of approximately $61.6 million, after deducting the Initial Purchaser’s discounts of $3.4 million. We also incurred offering expenses of $0.6 million. The net proceeds of this offering will be used for general corporate purposes, including working capital for, among other things, investing in development of new products and technologies. The initial exchange price was $1.95 per share of common stock.
The 6.00% Notes will mature on February 15, 2020 and will bear interest at a fixed rate of 6.00 percent per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. During the year ended June 27, 2015, we recorded $1.4 million in interest expense related to these 6.00% Notes.
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
Our contingent obligation to make a make-whole payment in the event of an early conversion by the holders of the 6.00% Notes, or at our election to redeem the 6.00% Notes for cash, are both considered embedded derivatives. As of February 19, 2015, the date of the debt issuance, and as of June 27, 2015, the fair value of the embedded derivatives is estimated at zero. The estimated fair value of the embedded derivatives was determined by using a binomial lattice approach to determine the probability and timing of a conversion or redemption.
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
The following table sets forth balance sheet information related to the 6.00% Notes at June 27, 2015:

June 27, 2015
(Thousands)
Principal value of the liability component	$65,000
Unamortized value of the debt discount and issuance costs	(3,754)
Net carrying value of the liability component	$61,246

At June 27, 2015, the $3.2 million debt discount and the $0.6 million issuance costs are recorded in convertible notes payable within the consolidated balance sheet.

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

At June 27, 2015, there were no amounts outstanding under the Loan Agreement.

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
•On March 14, 2014, we terminated the Credit Agreement.
Borrowings made under the Credit Agreement bore interest at a rate based on either the London Interbank Offered Rate plus 2.50 percentage points or the bank’s prime rate plus 1.25 percentage points. During fiscal year 2014 and 2013, we made interest payments of $0.3 million and $1.2 million, respectively, in connection with the Credit Agreement.
At June 28, 2014, there were no amounts outstanding under the Credit Agreement or the Term Loan. All amounts owed under the Credit Agreement and Term Loan were repaid during fiscal year 2014. During the year ended June 28, 2014, we recorded the remaining unamortized debt discount and issuance costs of $4.8 million related to the Term Loan in discontinued operations within the consolidated statement of operations.
7.50% Exchangeable Senior Secured Second Lien Notes ("7.50% Notes")
On December 14, 2012, we and our indirect, wholly owned subsidiary, Oclaro Luxembourg S.A., closed the private placement of $25.0 million aggregate principal amount 7.50% Exchangeable Senior Secured Second Lien Notes due 2018 ("7.50% Notes"). The sale of the 7.50% Notes resulted in net proceeds of approximately $22.8 million. The private placement was completed pursuant to a purchase agreement, dated December 14, 2012 entered into by us, certain of our domestic and foreign subsidiaries (the "Guarantors") and Morgan Stanley & Co. LLC. The 7.50% Notes are governed by an Indenture, entered into by us and the Guarantors with Wells Fargo Bank, National Association, as trustee and second lien collateral agent (the "Trustee"). The Indenture contained affirmative and negative covenants that, among other things, limited the ability of us and the Guarantors to incur, assume or guarantee additional indebtedness; make restricted payments including, without limitation, paying dividends, repurchasing capital stock and redeeming debt that is junior in right of payment to the convertible notes; create liens; sell or otherwise dispose of assets, including capital stock of subsidiaries; and enter into mergers and consolidations. The Indenture also contained customary events of default. Upon the occurrence of certain events of default, the Trustee or the holders of the 7.50% Notes may declare all outstanding convertible notes to be due and payable immediately. The 7.50% Notes are unconditionally guaranteed, jointly and severally, on a senior secured basis by us and all of the Guarantors.

Under the terms of the 7.50% Notes, on or after December 15, 2013, in the event that the last reported sale price of our common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date that we receive a notice of exchange exceeded the exchange price in effect on each such trading day, we were obliged, in addition to delivering shares upon exchange by the holder of convertible notes, together with cash in lieu of fractional shares, to make a “make-whole premium” payment in cash equal to the sum of the present value of the remaining scheduled payments of interest on the convertible notes to be exchanged through the maturity date computed using a discount rate equal to 0.50 percent. The initial exchange price was $1.846 per share of common stock. Any holder that exchanged its 7.50% Notes after such holder’s convertible notes had been called for redemption by us would, in addition to receiving shares of common stock deliverable upon such exchange and cash in lieu of fractional shares, receive a payment (the “redemption exchange make-whole payment”) in cash equal to the sum of the remaining scheduled payments of interest that would have been made on the 7.50% Notes to be exchanged had such 7.50% Notes remained outstanding from the applicable exchange date to the maturity date. If the redemption exchange make-whole payment is payable upon exchange of a holder’s 7.50% Notes, then such holder would not receive the “make-whole premium” payment described above.
We considered the contingent obligation of having to make a make-whole payment in the event of an early conversion by the holders of the 7.50% Notes as an embedded derivative. On December 19, 2013, the holders exercised their rights to exchange the 7.50% Notes for our common stock. The exchange rate for the exchanges was 541.7118 shares of common stock per $1,000 in principal amount of 7.50% Notes. We issued 13,542,791 shares of common stock in connection with the exchange, with cash payable in lieu of fractional shares. In addition, pursuant to the terms of the indenture governing the 7.50% Notes, we made a redemption exchange make-whole payment of $8.3 million, which we recorded in interest (income) expense, net, in the consolidated statements of operations for the year ended June 28, 2014.
During the year ended June 28, 2014 and June 29, 2013, we recorded and paid $0.9 million and $0.9 million, respectively, in routine interest payments related to these 7.50% Notes. Interest on the 7.50% Notes was payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013.
In connection with the private placement of the 7.50% Notes, we incurred approximately $1.3 million in debt discount and $0.9 million in issuance costs. Upon exchange of the 7.50% Notes during fiscal year 2014, we recorded the remaining unamortized debt discount and issuance costs of $1.8 million in additional paid-in capital within the consolidated balance sheet.

NOTE 8. POST-RETIREMENT BENEFITS
401(k) Plan
In the U.S., we sponsor a 401(k) plan that allows voluntary contributions by eligible employees, who may elect to contribute up to the maximum allowed under the U.S. Internal Revenue Service regulations. We generally make 100 percent matching contributions on the first 3 percent and 50 percent matching contributions on the following 2 percent (up to a maximum of $18,000 per eligible employee for calendar year 2015). We recorded related expenses of $0.5 million, $0.8 million and $1.4 million in fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013, respectively, including amounts related to our discontinued operations.
Defined Contribution Plan
We contribute to a U.K. based defined contribution pension scheme for employees. Contributions under this plan and the related expenses were $1.2 million, $1.4 million and $1.3 million in the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013, respectively.

Switzerland Defined Benefit Plan
During the first quarter of fiscal year 2014, we sold our Zurich Business, and as part of the sale transferred the pension plan covering employees of our Swiss subsidiary (the “Swiss Plan”) to II-VI. At the end of our first quarter of fiscal year 2014, we had no remaining obligations under the Swiss Plan.
Net periodic pension costs associated with the Swiss Plan are recorded in discontinued operations and included the following components in fiscal years ended June 28, 2014 and June 29, 2013:

	Year Ended
	June 28, 2014	June 29, 2013
	(Thousands)
Service cost	$703	$3,291
Interest cost	169	722
Expected return on plan assets	(279)	(1,197)
Net amortization	76	369
Net periodic pension cost	$669	$3,185
Prior to transferring the Swiss Plan to II-VI in fiscal year 2014, we contributed $0.5 million to the Swiss Plan. During fiscal year ended June 29, 2013, we contributed $2.3 million to the Swiss Plan.
Japan Defined Contribution and Benefit Plan
In connection with our acquisition of Opnext, we assumed a defined contribution plan and a defined benefit plan that provides retirement benefits to our employees in Japan.
Under the defined contribution plan, contributions are provided based on grade level and totaled $0.5 million and $0.8 million for the year ended June 27, 2015 and June 28, 2014, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
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
As of June 27, 2015, there were no Japan Plan assets. As of June 27, 2015, there was $0.3 million in accrued expenses and other liabilities and $4.5 million in other non-current liabilities in our consolidated balance sheet, to account for the projected benefit obligations under the Japan Plan.

The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit plan for the year ended June 27, 2015 and June 28, 2014 was as follows:

	June 27, 2015	June 28, 2014
	(Thousands)
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$8,287	$8,084
Service cost	693	963
Interest cost	69	95
Benefits paid	(580)	(674)
Decrease in obligation in connection with the sale of the Komoro Business	(1,974)	—
Actuarial (gain) loss on obligation	(60)	22
Change in methodology used to estimate the actuarial present value of accumulated plan benefits	(471)	—
Currency translation adjustment	(1,147)	(203)
Projected benefit obligation, end of period	$4,817	$8,287
Amounts recognized in consolidated balance sheets:
Accrued expenses and other liabilities:
Underfunded pension liability	$273	$129
Other non-current liabilities:
Underfunded pension liability	$4,544	$8,186
Amounts recognized in accumulated other comprehensive income, net of tax:
Pension adjustment	$(182)	$414
Accumulated benefit obligation, end of period	$4,817	$7,776
During the first quarter of fiscal year 2015, we recorded an adjustment of $0.5 million in accumulated other comprehensive income in connection with revising our methodology for estimating the actuarial present value of accumulated plan benefits under the Japan Plan.
Net periodic pension cost associated with the Japan Plan in fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013 include the following components:

	June 27, 2015	June 28, 2014	June 29, 2013
	(Thousands)
Service cost	$693	$963	$1,059
Interest cost	69	95	135
Net amortization	35	62	74
Net periodic pension cost	$797	$1,120	$1,268
The projected and accumulated benefit obligations for the Japan Plan were calculated as June 27, 2015 and June 28, 2014 using the following assumptions:

	June 27, 2015	June 28, 2014
Discount rate	1.1%	1.2%
Salary increase rate	2.2%	2.2%
Expected average remaining working life (in years)	13.8	14.1
As of June 27, 2015, the accumulated benefit obligation was $4.8 million. Estimated future benefit payments under the Japan Plan are estimated to be $0.2 million in fiscal year 2016, $0.1 million in fiscal year 2017, $0.2 million in fiscal year 2018, $0.3 million in fiscal year 2019, $0.4 million in fiscal year 2020 and a total of $1.6 million for the following 5 years.

NOTE 9. COMMITMENTS AND CONTINGENCIES
Loss Contingencies
We are involved in various lawsuits, claims and proceedings that arise in the ordinary course of business. We record a loss provision when we believe it is both probable that a liability has been incurred and the amount can be reasonably estimated.
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
The following table summarizes movements in the warranty accrual for the periods indicated:

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(Thousands)
Warranty provision—beginning of period	$4,672	$4,670	$2,599
Fair value of warranties assumed in acquisitions	—	—	5,537
Warranties issued	1,430	2,207	3,240
Warranties utilized or expired	(2,709)	(3,629)	(6,369)
Currency translation and other adjustments	(461)	1,424	(337)
Warranty provision—end of period	$2,932	$4,672	$4,670

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
The following table shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation at June 27, 2015:

Capital Leases
(Thousands)
Fiscal Year Ending:
2016	3,487
2017	1,294
2018	68
2019	25
2020	24
Thereafter	85
Total minimum lease payments	4,983
Less amount representing interest	(236)
Present value of capitalized payments	4,747
Less: current portion	(3,580)
Long-term portion	$1,167

In connection with our sale of the Komoro Business in fiscal year 2015, we transferred $0.5 million in capital leases with Hitachi Corporation to Ushio Opto.
Operating Leases
We lease certain facilities under non-cancelable operating lease agreements that expire at various dates through 2033. Our future fiscal year minimum lease payments under non-cancelable operating leases and related sublease income, including the sale-leaseback of our Caswell facility, are as follows:

	Operating Lease Payments	Sublease Income
	(Thousands)
Fiscal Year:
2016	$8,006	$(370)
2017	7,776	(210)
2018	7,637	(100)
2019	7,424	(90)
2020	6,123	(90)
Thereafter	52,641	—
	$89,607	$(860)

Rent expense for these leases was $9.5 million, $8.6 million and $12.6 million during the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013, respectively, including our discontinued operations.

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
Taxes

It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For fiscal years 2015, 2014 and 2013, we recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. As of June 27, 2015 and June 28, 2014, we accrued $0.8 million and $0.9 million, respectively, of interest and penalties related to unrecognized tax benefits. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time.
Purchase Commitments
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with suppliers and contract manufacturers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional commitments. As of June 27, 2015, we had total purchase commitments of $66.7 million.
We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of June 27, 2015, the liability for these purchase commitments was $3.2 million and was included in accrued expenses and other liabilities.
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
Raysung Commercial Litigation
On October 23, 2013, Xi’an Raysung Photonics Inc., or Raysung, filed a civil suit against our wholly-owned subsidiary, Oclaro Technology (Shenzhen) Co., Ltd. (formerly known as Bookham Technology (Shenzhen) Co., Ltd.), or Oclaro Shenzhen, in the Xi’an Intermediate People’s Court in Shaanxi Province of the People’s Republic of China, or the Xi’an Court. The complaint filed by Raysung alleged that Oclaro Shenzhen terminated its purchase order pursuant to which Raysung had supplied certain products and was to supply certain products to Oclaro Shenzhen.
Raysung initially requested that the court award damages of approximately RMB 4.8 million (equivalent to approximately $0.8 million at the exchange rate in effect June 27, 2015), and requested that Oclaro Shenzhen take the finished products that are now stored in Raysung’s warehouse (the value of the finished product is approximately RMB 13.5 million (equivalent to approximately $2.2 million at the exchange rate in effect June 27, 2015)) and requested that Oclaro Shenzhen pay its court fees in connection with this suit.
The Xi’an Court delivered an Asset Preservation Order which was served on Oclaro Shenzhen and the local Customs office. According to the Asset Preservation Order, Oclaro Shenzhen was ordered to maintain RMB 15.0 million (equivalent to approximately $2.5 million at the exchange rate in effect June 27, 2015) or assets equivalent to the said amount during the litigation process, and the Customs office was ordered to restrict Oclaro Shenzhen's equipment from being exported before the Asset Preservation Order is lifted. On November 11, 2013, Oclaro Shenzhen entered into a settlement agreement. Under the terms of this settlement agreement, Oclaro Shenzhen agreed to pay $0.5 million in payment of invoices for certain materials to Raysung and to work with Raysung to requalify it as a vendor for certain Oclaro Shenzhen manufacturing requirements, in consideration of which Raysung agreed to submit the settlement agreement to the Xi’an Court so it could issue a civil mediation agreement, apply for a discharge of the Asset Preservation Order and waive the right to bring any legal actions against Oclaro Shenzhen relating to these matters. Oclaro Shenzhen performed its obligations under the settlement agreement, however, on January 15, 2014, Raysung applied to the Xi’an Court to terminate the settlement agreement and add Oclaro, Inc. as a co-defendant in the original civil suit.
On March 26, 2014, the Xi’an Court froze RMB 15.0 million (equivalent to approximately $2.5 million at the exchange rate in effect June 27, 2015) of cash held in Oclaro Shenzhen’s bank account in China. On April 30, 2014, Oclaro Shenzhen submitted a challenge to the jurisdiction of the Xi'an Court. On May 26, 2014, the Xi'an Court overruled the jurisdictional challenge. On June 4, 2014, Oclaro Shenzhen filed an appeal with the Shaanxi High Court to revoke the civil order of the Xi'an Court overruling Oclaro Shenzhen's jurisdictional challenge. The Shaanxi High Court held hearings on July 15, 2014 and July 30, 2014, and on August 20, 2014 sustained the Xi'an Court's civil order on jurisdiction and transferred the case back to the Xi'an Court for substantive proceedings. On September 22, 2014, Raysung amended its complaint in the Xi'an Court proceeding by increasing its claims to RMB 36.2 million (equivalent to approximately $5.9 million at the exchange rate in effect on June 27, 2015). On October 22, 2014, the Xi'an Court conducted a hearing on the substantive elements of Raysung's claims. At the same hearing, Oclaro Shenzhen filed counterclaims against Raysung for RMB 7.4 million (equivalent to approximately $1.2 million at the exchange rate in effect on June 27, 2015) of losses resulting from supply of products with unqualified materials. On December 17, 2014, the Xi'an Court conducted a hearing on the substantive elements of each party's claims against the other party. On April 2, 2015, the Xi'an Court released RMB 5.0 million of cash (equivalent to approximately $0.8 million at the exchange rate in effect June 27, 2015) previously frozen in Oclaro Shenzhen's bank account in exchange for a new lien on physical assets located at Oclaro Shenzhen's facility with an equivalent appraised value. The Asset Preservation Order is currently in effect until March 2016. On April 10, 2015, the Xi'an Court issued a decision, ruling that Oclaro Shenzhen should pay Raysung RMB 11.4 million (equivalent to approximately $1.9 million at the exchange rate in effect June 27, 2015). The Xi'an Court also dismissed Raysung's other claims and each of Oclaro Shenzhen's counterclaims.
On April 24, 2015, Oclaro Shenzhen filed an appeal of the Xi'an Court decision with the Shaanxi High Court, on the basis of both factual and legal error in the underlying decision. On June 30, 2015, the Shaanxi High Court conducted an appeal hearing, at which time Oclaro Shenzhen and Raysung presented arguments supporting their respective positions and rebutting each other's claims. During July 2015, the Shaanxi High Court conducted ex parte meetings with each of Oclaro Shenzhen and Raysung and asked for additional information, but did not subsequently schedule or hold any additional hearings with both parties present. On August 21, 2015, the Shaanxi High Court's judgment was delivered to Oclaro Shenzhen's Chinese counsel and became effective on this date. The Shaanxi High Court found that Oclaro Shenzhen was the breaching party and, therefore, has required that Oclaro Shenzhen pay Raysung, on or before August 31, 2015, a total of approximately RMB 15.0 million (equivalent to approximately $2.5 million at the exchange rate in effect June 27, 2015), which includes damages and fees. We intend to make the payment required by the judgment of the Shaanxi High Court and to close this matter.
Following the delivery of the Shaanxi High Court judgment to Oclaro Shenzhen on August 21, 2015, we recorded a $2.5 million charge in selling, general and administrative expense within our consolidated statement of operations for fiscal year 2015 and the quarter ended June 27, 2015 and $2.5 million in accrued expenses and other liabilities in our consolidated balance sheet at June 27, 2015.
Kunst Worker Compensation Matter
On June 18, 2015, Gerald Kunst, or Kunst, filed a civil suit against us and Travelers Property Casualty Company of America, or Travelers, in Massachusetts Superior Court, Civil Action No. SUCV2015-01818F. Travelers is our worker compensation insurance carrier. The complaint filed by Kunst, an employee of a third party service provider, alleges that he was injured while performing air conditioning repair services on the premises of our Acton, Massachusetts facility and seeks judgment in an amount to be determined by the court or jury, together with interest and costs. On July 24, 2015, we filed an answer to the complaint, which included our affirmative defenses. As of August 28, 2015, no hearing has been scheduled in this matter. We intend to vigorously defend against this litigation.
Sale-Leasebacks
Shenzhen Sale-Leaseback
In May 2012, our Oclaro Technology (Shenzhen) Co., Ltd. subsidiary entered into an agreement with Shenzhen Fangdao Technology Co., Ltd. for the sale and leaseback of our manufacturing facility located in Shenzhen, China. On June 7, 2012, we completed the sale transaction for 136.0 million Chinese yuan (approximately $21.5 million at the exchange rate in effect on the date of the transaction). We received approximately $18.7 million in net proceeds after transfer taxes of approximately $2.5 million and transaction costs of approximately $0.4 million. This agreement also provides for Oclaro Technology (Shenzhen) Co., Ltd. to lease back the facility for a term of four years, provided that we may terminate the lease after the second or third year of the term upon written notice. Rental payments in fiscal years ended June 27, 2015 and June 28, 2014 were $0.7 million and $1.2 million, respectively. Annual rent for year three and year four of the lease is scheduled to increase 8 percent and 17 percent, respectively, from the rental rate during the first two years of the lease.

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
Caswell Sale-Leaseback
In March 2006, our Oclaro Technology Ltd. subsidiary entered into multiple agreements with a subsidiary of Scarborough Development (Scarborough) for the sale and leaseback of the land and buildings located at our Caswell, U.K., manufacturing site. The sale transaction, which closed on March 30, 2006, resulted in proceeds to Oclaro Technology Ltd. of £13.75 million (approximately $24.0 million on the date of the transaction). Under these agreements, Oclaro Technology Ltd. leases back the Caswell site for an initial term of 20 years, with options to renew the lease term for 5 years following the initial term and for rolling 2-year terms thereafter. Based on the exchange rate on June 27, 2015, annual rent for the next year of the lease is approximately £1.2 million, or $2.0 million; annual rent for the subsequent 5 years of the lease is approximately £1.4 million, or $2.2 million per year; and annual rent for the last 5 years of the lease is approximately £1.6 million, or $2.5 million per year. Rent during the optional renewal terms will be determined according to the then market rent for the site. The obligations of Oclaro Technology Ltd under these agreements are guaranteed by us. In addition, Scarborough and us entered into a pre-emption agreement with the buyer under which Oclaro Technology Ltd, within the initial 20-year term, has a right to purchase the Caswell site in whole or in part on terms acceptable to Scarborough if Scarborough agrees to terms with or receives an offer from a third party to purchase the Caswell facility. As a result of these agreements, we deferred a related gain of $20.4 million, which is being amortized ratably against rent expense over the initial 20-year term of the lease. As of June 27, 2015, the unamortized balance of this deferred gain is $9.9 million.
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
During fiscal year 2013, we also issued 1.1 million shares of common stock under our 2011 Employee Stock Purchase Plan (ESPP) prior to suspending the ESPP program in the third quarter of fiscal year 2013, for total proceeds of $1.7 million. The ESPP is more fully discussed in Note 11, Employee Stock Plans.
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
The following table summarizes activity relating to warrants to purchase our common stock:

	Warrants Outstanding	Weighted- Average Exercise Price
	(Thousands)
Balance at June 30, 2012	—	—
Granted	1,836	1.50
Balance at June 29, 2013	1,836	1.50
Exercised	(1,836)	1.50
Balance at June 28, 2014 and June 27, 2015	—	$—
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, are as follows:

	June 27, 2015	June 28, 2014
	(Thousands)
Currency translation adjustments	$41,351	$46,490
Unrealized loss on marketable securities	—	(209)
Adjustment for Switzerland and Japan defined benefit plans	175	(417)
	$41,526	$45,864
NOTE 11. EMPLOYEE STOCK PLANS
Stock Incentive Plans
On July 23, 2013, our board of directors approved the Fourth Amended and Restated 2001 Long-Term Stock Incentive Plan and on January 14, 2014, our shareholders ratified this plan, establishing it as our primary equity incentive plan at that time. This plan (i) revised the eligibility section to allow us to make grants to all our employees, non-employee directors and consultants, (ii) allowed us to grant incentive stock options and awards which may be able to qualify as qualified performance-based compensation under Section 162(m) of the Internal Revenue Code, (iii) extended the term of the plan to ten years from the effective date of the plan (the plan expires in July 2023), and (iv) conforms the share counting provisions of the plan to provide that full value awards count as 1.25 shares for purposes of this plan.
On July 30, 2014, our board of directors approved the Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (the “Incentive Plan”) and on November 14, 2014, our shareholders ratified the Incentive Plan. The Incentive Plan amends and restates in its entirety the Fourth Amended and Restated 2001 Long-Term Stock Incentive Plan. The Incentive Plan (i) increases the number of shares of common stock available for issuance by 6.0 million shares, (ii) consolidates the share reserve of the Incentive Plan with the share reserve of the Amended and Restated 2004 Stock Incentive Plan ("2004 Plan"), such that from November 14, 2014, no additional awards will be granted under the 2004 Plan, and (iii) establishes that full value awards count as 1.40 shares of common stock for purposes of the Incentive Plan.
As of June 27, 2015, there were 8.9 million shares of our common stock available for grant under the Incentive Plan.
We generally grant stock options that vest over a two to four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors or the compensation committee of our board of directors.
We also have a minimal amount of SARs outstanding as of June 27, 2015, which we assumed in connection with our acquisition of Opnext.

In July 2011, our board of directors approved the grant of 0.2 million performance stock units (“PSUs”) to certain executive officers with an aggregate estimated grant date fair value of $0.9 million. These PSUs were to vest, up to 150 percent of the target PSUs, upon the achievement of certain revenue growth targets through June 30, 2013, relative to certain comparable companies. In October 2013, the board of directors determined that achievement of the performance conditions was reached at the 100 percent target level. Approximately 0.1 million of the grants outstanding, or 50 percent, vested on October 22, 2013, with the remaining 50 percent scheduled to vest upon a two-year service condition through August 2015. As of June 27, 2015, there were minimal PSUs outstanding, after adjustments for forfeitures due to terminations, related to this grant, with a de minimis aggregate estimated grant date fair value.
In July 2012, our board of directors approved a grant of 0.6 million PSUs to certain executive officers, subject to shareholder approval of an amendment to our Incentive Plan. Prior to shareholder approval, approximately 0.4 million of the PSUs were forfeited as a result of certain executive officer departures. On January 14, 2014, shareholder approval was obtained at our annual general meeting of stockholders. These PSUs vest upon the achievement of certain adjusted earnings before interest, taxes, depreciation and amortization targets through June 30, 2014. During fiscal year 2015, it was determined that the performance conditions were not achieved, and the corresponding PSUs were forfeited.
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
In March 2014, our board of directors approved a grant of 0.2 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $0.5 million. These PSUs vest upon the achievement of non-GAAP operating income break-even for calendar year 2015. Vesting is also contingent upon service conditions being met through February 2018. If the performance condition is not achieved, then the corresponding PSUs will be forfeited in the third quarter of fiscal year 2016. As of June 27, 2015, there were 0.1 million PSUs outstanding, after adjustments for forfeitures due to terminations, related to this grant, with an aggregate estimated grant date fair value of $0.4 million. During fiscal year 2015, we determined that the achievement of the performance conditions associated with these PSUs was improbable. In the second quarter of fiscal year 2015, we reversed approximately $0.1 million in previously recognized stock-based compensation expense related to these PSUs.
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

The following table summarizes the combined activity under all of our equity incentive plans for the three-year period ended June 27, 2015:

	Awards Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at June 30, 2012	2,537	3,470	$7.84	1,051	$5.76
Assumed in acquisition	6,307	4,423	10.95	55	2.31
Granted	(3,419)	423	2.57	2,541	2.53
Exercised or released	—	(6)	1.11	(457)	5.52
Canceled or forfeited	2,153	(1,835)	8.84	(340)	3.80
Balances at June 29, 2013	7,578	6,475	9.36	2,850	3.17
Granted	(5,166)	320	2.16	3,900	2.47
Exercised or released	—	(155)	1.03	(1,592)	2.77
Canceled or forfeited	3,291	(2,484)	10.63	(885)	2.69
Balances at June 28, 2014	5,703	4,156	8.43	4,273	2.59
Increase in share reserve	6,000	—	—	—	—
Granted	(4,279)	164	1.79	3,215	1.49
Exercised or released	—	(25)	1.70	(2,490)	2.63
Canceled or forfeited	1,497	(914)	12.64	(453)	2.70
Balances at June 27, 2015	8,921	3,381	$7.07	4,545	$1.80
Supplemental disclosure information about our stock options and SARs outstanding as of June 27, 2015 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable at June 27, 2015	2,953	$7.80	4.1	$68
Options and SARs outstanding at June 27, 2015	3,381	$7.07	4.7	$196
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing stock price of $2.26 as of June 26, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.1 million shares of common stock subject to in-the-money options which were exercisable as of June 27, 2015. We settle employee stock option exercises with newly issued shares of common stock.
2011 Employee Stock Purchase Plan
On October 26, 2011, our ESPP was approved by our stockholders. Under the ESPP, we reserved 1.7 million shares of our common stock for issuance. In fiscal year 2013, prior to commencing our third six-month offering period on February 16, 2013, we suspended the ESPP program because of the limited number of shares available for future issuance. At June 27, 2015, we had 0.6 million shares available for future issuance under our ESPP.

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
The weighted-average assumptions used in this model to value stock option grants and purchase rights under the ESPP for the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013 were as follows:

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
Stock options:
Expected life	5.3 years	5.3 years	5.1 years
Risk-free interest rate	1.6%	1.6%	0.7%
Volatility	76.9%	77.3%	82.9%
Dividend yield	—	—	—
Purchase rights under ESPP:
Expected life	N/A	N/A	0.5 years
Risk-free interest rate	N/A	N/A	0.1%
Volatility	N/A	N/A	67.0%
Dividend yield	N/A	N/A	—
The amounts included in cost of revenues, operating expenses and net loss for stock-based compensation expenses for the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013 were as follows:

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$1,801	$1,001	$1,627
Research and development	1,515	1,039	1,488
Selling, general and administrative	2,848	3,983	2,984
Restructuring, acquisition and related costs	—	—	277
	$6,164	$6,023	$6,376
Stock-based compensation by type of award:
Stock options	$390	$983	$2,450
Restricted stock awards	5,670	5,206	3,424
Purchase rights under ESPP	—	—	531
Inventory adjustment to cost of revenues	104	(166)	(29)
	$6,164	$6,023	$6,376
As of June 27, 2015 and June 28, 2014, we capitalized $0.5 million and $0.4 million, respectively, of stock-based compensation in inventory.

Included in stock-based compensation for the year ended June 28, 2014, is approximately $2.0 million in compensation cost related to the grant of 0.8 million RSUs to our chief executive officer on February 10, 2014, which vested in full on the grant date.
Also included in stock-based compensation for the years ended June 27, 2015 and June 28, 2014, is approximately $0.3 million and $0.1 million, respectively, in compensation cost related to the issuance of PSUs from July 2011, March 2014 and August 2014. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. During the second quarter of fiscal year 2015, we determined that the achievement of the performance conditions associated with the PSUs granted in March 2014 was improbable. We reversed approximately $0.1 million in previously recognized stock-based compensation expense related to these PSUs.
As of June 27, 2015, we had $0.5 million in unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.7 years, and $5.1 million in unrecognized stock-based compensation expense related to unvested time-based restricted stock awards, net of estimated forfeitures, that will be recognized over a weighted-average period of 1.3 years.

NOTE 13. INCOME TAXES
For financial reporting purposes, our loss from continuing operations before income taxes includes the following:

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(Thousands)
Domestic	$(5,725)	$(22,197)	$685
Foreign	(42,181)	(89,293)	(120,954)
	$(47,906)	$(111,490)	$(120,269)
The components of our income tax provision are as follows:

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(Thousands)
Current:
Domestic	$(5)	$49	$(156)
Foreign	543	2,873	1,564
Deferred:
Domestic	—	(13,054)	(1,513)
Foreign	(210)	767	131
	$328	$(9,365)	$26

Reconciliations of our income tax provision at the statutory rate to our income tax provision are as follows:

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(Thousands)
Tax benefit at U.S. federal statutory rate	$(16,288)	$(37,907)	$(40,890)
Tax benefit at state statutory rate	(487)	(999)	(3,404)
Permanent adjustments	1,815	1,165	(29,746)
Foreign rate differential	11,635	21,666	33,010
Change in valuation allowance	4,165	18,286	40,027
Non-deductible goodwill impairment loss	—	—	4,018
Intraperiod tax allocation	—	(13,054)	(1,513)
Other	(512)	1,478	(1,476)
Provision for (benefit from) income taxes	$328	$(9,365)	$26

We plan to permanently reinvest the unremitted earnings of our non-U.S. subsidiaries except for those subsidiaries where the closure of these subsidiaries is imminent following the sale of certain assets reported in discontinued operations and where we intend to restructure operations of certain subsidiaries. We recorded a tax liability of $0.1 million and $0.3 million for the withholding taxes that would be owed upon distribution of these entities' earnings as of June 27, 2015 and June 28, 2014, respectively. Determination of the amount of unrecognized deferred U.S. income tax liability on unremitted earnings is not practicable due to the complexities associated with its hypothetical calculation.
Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	June 27, 2015	June 28, 2014
	(Thousands)
Deferred tax assets:
Net operating loss carryforwards	$245,070	$254,483
Depreciation and capital losses	44,454	47,453
Capitalized research and development	14,770	15,999
Inventory valuation	5,730	14,074
Accruals and reserves	11,637	10,525
Tax credit carryforwards	5,586	3,579
Stock-based compensation	2,099	2,902
Other asset impairments	1,998	2,011
Deferred tax assets	331,344	351,026
Valuation allowance	(330,375)	(346,949)
Total deferred tax assets	969	4,077
Deferred tax liabilities:
Acquired intangibles	(969)	(4,077)
Withholding tax	(138)	(339)
Total deferred tax liabilities	(1,107)	(4,416)
Net deferred tax assets	$(138)	$(339)
Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. In evaluating our ability to recover deferred tax assets, we consider all available positive and negative evidence including past operating results, the existence of cumulative losses and our forecast of future taxable income. In determining future taxable income, we are responsible for assumptions utilized including the amount of state, federal and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we use to manage the underlying businesses.

Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance, the recorded cumulative net losses in prior fiscal periods and the uncertainty of the timing of future profits, we have provided a full valuation allowance against our U.S. and foreign deferred tax assets. Our valuation allowance decreased by $16.6 million, decreased by $97.2 million and increased by $177.4 million for fiscal years 2015, 2014 and 2013, respectively.
We have elected to derecognize both the gross deferred income tax assets and the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards. Recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable is prohibited. Such unrecognized deferred tax benefits totaled $3.3 million for federal and state as of June 27, 2015, and if and when realized through a reduction in income taxes payable, will be accounted for as a credit to additional paid-in capital.
As of June 27, 2015, we had foreign net operating loss carry forwards of approximately $605.1 million, $120.8 million, $2.1 million, $3.3 million and $6.0 million in the United Kingdom, Japan, Israel, Canada and Shanghai, China, respectively. Our Israel and Shanghai, China subsidiaries are currently in the process of closing down. The United Kingdom and Israel net operating losses do not expire. The Japan net operating loss will expire at various times from 2018 through 2024. The Canada net operating loss will expire at various times from 2026 through 2035. The Shanghai, China net operating loss will expire during 2020. We also have U.S. federal and California net operating losses of approximately $214.2 million and $156.4 million, respectively, which will expire in various years from 2016 through 2035 if unused. As of June 27, 2015, we had U.S. federal, California, United Kingdom and Canada research and development credits of approximately $0.1 million, $0.9 million, $0.6 million and $2.4 million, respectively. The U.S. federal research credits will expire from 2019 through 2035. The California and United Kingdom research credit may be carried forward indefinitely. The Canada research credit will expire during 2029 if unused. In addition, we have foreign tax credits of approximately $1.9 million, which will expire from 2028 through 2035.
Utilization of net operating loss carryforwards and credit carryforwards are subject to annual limitations due to ownership changes as provided in the Internal Revenue Code of 1986, as amended, as well as similar state and foreign tax laws. This annual limitation may result in the expiration of a significant portion of the net operating loss carry forwards and tax credits before utilization.
Our total amount of unrecognized tax benefits as of June 27, 2015 was approximately $4.1 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.0 million as of June 27, 2015. While it is often difficult to predict the final outcome of any particular uncertain tax position, management believes unrecognized tax benefits could decrease by approximately $1.0 million in the next twelve months.
A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, net of interest and penalties, for fiscal year ended June 27, 2015, June 28, 2014 and June 29, 2013 is as follows:

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
		(Thousands)
Balance at beginning of period	$4,164	$8,016	$7,248
Additions for tax positions related to the current year	232	522	1,851
Additions for tax positions related to prior years	759	606	130
Reductions for tax positions related to prior years	(473)	(741)	(1,055)
Lapse of the applicable statute of limitations	(624)	(4,239)	(158)
Balance at end of period	$4,058	$4,164	$8,016
We include interest and penalties related to unrecognized tax benefits within the provision for income taxes on our consolidated statements of operations. For fiscal years 2015, 2014 and 2013, we recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. As of June 27, 2015 and June 28, 2014, we have accrued approximately $0.8 million and $0.9 million for payment of interest and penalties related to unrecognized tax benefits, respectively.
We file U.S. federal, U.S. state and foreign tax returns and have determined that our major tax jurisdictions are the United States, the United Kingdom, Italy, Japan and China. Certain jurisdictions remain open to examination by the appropriate governmental agencies; U.S. federal, Italy, Japan and China tax years 2009 to 2015, various U.S. states for tax years 2008 through 2015, and the United Kingdom tax years 2008 to 2015. In addition, in the U.S., any net operating loss and credit carryforwards may be subject to examination in the years they are utilized on the tax returns. We have currently been contacted for examination in Israel and we believe that our tax returns are supportable as filed. However, we cannot predict the outcome of the examination. We are not currently under any U.S., state, or other foreign examinations.
NOTE 14. NET LOSS PER SHARE
Basic net loss per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, stock appreciation rights, unvested restricted stock awards, warrants and shares issuable in connection with convertible notes during such period. For fiscal years 2015, 2014 and 2013, we excluded such dilutive securities from the computation of diluted shares outstanding since we incurred a net loss from continuing operations in these periods which would have resulted in their inclusion having an anti-dilutive effect.
For fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013, we excluded 20.4 million, 16.5 million and 17.5 million, respectively, of outstanding stock options, stock appreciation rights, warrants, unvested restricted stock units or shares issuable in connection with convertible notes from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.
NOTE 15. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION
We evaluate our reportable segments in accordance with ASC Topic 280, Segment Reporting, which establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements. During fiscal years 2015, 2014 and 2013, we had one operating segment in which we designed, manufactured and marketed lasers and optical components, modules and subsystems for the optical communications, industrial and consumer laser markets.
Geographic Information
The following table shows revenues by geographic area for the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013, based on the delivery locations of our products:

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(Thousands)
China	$105,516	$101,889	$113,203
United States	54,017	41,047	36,106
Malaysia	47,335	46,997	41,825
Mexico	40,900	33,483	26,045
Germany	25,825	66,611	56,874
Italy	25,034	20,323	20,122
Japan	8,417	35,295	51,534
Thailand	3,676	9,166	15,251
Rest of world	30,556	36,060	43,669
	$341,276	$390,871	$404,629
The following table sets forth our long-lived tangible assets and total assets by geographic region as of the dates indicated:

	Long-lived Tangible Assets		Total Assets
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(Thousands)
United States	$1,581	$2,980	$109,818	$53,120
United Kingdom	6,965	6,408	81,813	120,400
Japan	16,698	26,216	74,191	107,597
China	8,046	5,671	24,809	43,102
Rest of world	8,476	9,493	35,253	41,466
	$41,766	$50,768	$325,884	$365,685

Product Groups
The following table sets forth revenues by product group for the fiscal years ended June 27, 2015, June 28, 2014 and June 29, 2013:

	Year Ended
	June 27, 2015	June 28, 2014	June 29, 2013
	(Thousands)
100 Gb/s transmission modules	$119,276	$78,552	$42,241
40 Gb/s transmission modules	74,520	98,891	100,521
10 Gb/s and lower transmission modules	138,116	183,522	236,034
Industrial and consumer	9,364	29,906	25,833
	$341,276	$390,871	$404,629

Significant Customers and Concentration of Credit Risk
For the fiscal year ended June 27, 2015, three customers accounted for 10 percent or more of our revenues, representing 19 percent, 14 percent and 11 percent of our revenues, respectively. For the fiscal year ended June 28, 2014, three customers accounted for 10 percent or more of our revenues, representing 20 percent, 13 percent and 11 percent of our revenues, respectively. For the fiscal year ended June 29, 2013, three customers accounted for 10 percent or more of our revenues, representing 14 percent, 14 percent and 10 percent of our revenues, respectively.
As of June 27, 2015, four customers accounted for 10 percent or more or our accounts receivable, representing approximately 24 percent, 13 percent, 11 percent and 11 percent of our accounts receivable, respectively. As of June 28, 2014, two customers accounted for 10 percent or more of our accounts receivable, representing approximately 19 percent and 13 percent of our accounts receivable, respectively.
NOTE 16. RELATED PARTY TRANSACTIONS
As a result of our acquisition of Opnext on July 23, 2012, Hitachi, Ltd. (Hitachi) holds approximately 11 percent of our outstanding common stock as of June 27, 2015 based on Hitachi’s most recent Schedule 13G filed with the Securities and Exchange Commission on February 12, 2014.
We continue to enter into transactions with Hitachi in the normal course of business. Sales to Hitachi were $3.6 million, $13.4 million and $9.3 million for the years ended June 27, 2015, June 28, 2014 and June 29, 2013, respectively. Purchases from Hitachi were $15.7 million, $13.9 million and $21.0 million for the years ended June 27, 2015, June 28, 2014 and June 29, 2013, respectively. At June 27, 2015 and June 28, 2014 we had $0.7 million and $2.7 million, respectively, in accounts receivable due from Hitachi and $4.8 million and $4.5 million, respectively, in accounts payable due to Hitachi. We also have certain capital equipment leases with Hitachi Capital Corporation as described in Note 9, Commitments and Contingencies and we lease certain facilities in Japan from Hitachi.
We are party to a research and development agreement and intellectual property license agreements with Hitachi.
NOTE 17. SUBSEQUENT EVENT
On October 23, 2013, Raysung filed a civil suit against our wholly-owned subsidiary, Oclaro Shenzhen, in the Xi’an Intermediate People’s Court in Shaanxi Province of the People’s Republic of China, or the Xi’an Court. The complaint filed by Raysung alleged that Oclaro Shenzhen terminated its purchase order pursuant to which Raysung had supplied certain products and was to supply certain products to Oclaro Shenzhen. On April 10, 2015, the Xi'an Court ruled that Oclaro Shenzhen should pay Raysung RMB 11.4 million (equivalent to approximately $1.9 million at the exchange rate in effect June 27, 2015). On April 24, 2015, Oclaro Shenzhen filed an appeal of this decision with the Shaanxi High Court. On August 21, 2015, the Shaanxi High Court's judgment was delivered to Oclaro Shenzhen's Chinese counsel and became effective on this date. The Shaanxi High Court found that Oclaro Shenzhen was the breaching party and, therefore, has required that Oclaro Shenzhen pay Raysung, on or before August 31, 2015, a total of approximately RMB 15.0 million (equivalent to approximately $2.5 million at the exchange rate in effect June 27, 2015), which includes damages and fees. We intend to make the payment required by the judgment of the Shaanxi High Court and to close this matter. See Note 9, Commitments and Contingencies, for additional details regarding this litigation.
Following the delivery of the Shaanxi High Court judgment to Oclaro Shenzhen on August 21, 2015, we recorded a $2.5 million charge in selling, general and administrative expense within our consolidated statement of operations for fiscal year

2015 and the quarter ended June 27, 2015 and $2.5 million in accrued expenses and other liabilities in our consolidated balance sheet at June 27, 2015.
NOTE 18. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)
The following tables set forth our unaudited condensed consolidated statements of operations data for each of the eight quarterly periods ended June 27, 2015. We have prepared this unaudited information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the fiscal quarters presented. Basic and diluted net loss per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income (loss) per share.
On September 12, 2013 and November 1, 2013, we sold our Zurich and Amplifier Businesses, respectively. These sales are reported as discontinued operations, which require retrospective restatement of prior periods to classify the results of operations as discontinued operations.

	Quarter Ended
	June 27, 2015	March 28, 2015	December 27, 2014	September 27, 2014
	(Thousands)
Revenues	$82,192	$83,023	$86,820	$89,241
Cost of revenues	66,319	70,323	73,054	74,832
Gross profit	15,873	12,700	13,766	14,409
Operating expenses	26,683	26,082	17,572	31,872
Other income (expense), net	(3,110)	2,659	(435)	(1,559)
Loss from continuing operations before income taxes	(13,920)	(10,723)	(4,241)	(19,022)
Income tax (benefit) provision	(51)	(537)	(38)	954
Loss from continuing operations	(13,869)	(10,186)	(4,203)	(19,976)
Loss from discontinued operations, net of tax	—	—	(8,080)	(378)
Net loss	(13,869)	(10,186)	(12,283)	(20,354)
Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.13)	$(0.09)	$(0.04)	$(0.19)
Loss per share from discontinued operations	—	—	(0.07)	—
Basic and diluted net loss per share	$(0.13)	$(0.09)	$(0.11)	$(0.19)
Shares used in computing net loss per share:
Basic	109,122	108,357	107,849	107,249
Diluted	109,122	108,357	107,849	107,249

	Quarter Ended
	June 28, 2014	March 29, 2014	December 28, 2013	September 28, 2013
	(Thousands)
Revenues	$95,911	$95,398	$102,914	$96,648
Cost of revenues	82,694	84,298	86,001	85,430
Gross profit	13,217	11,100	16,913	11,218
Operating expenses	36,240	33,564	42,184	42,790
Other income (expense), net	(93)	540	(11,352)	1,745
Loss from continuing operations before income taxes	(23,116)	(21,924)	(36,623)	(29,827)
Income tax (benefit) provision	(11,836)	745	1,424	302
Loss from continuing operations	(11,280)	(22,669)	(38,047)	(30,129)
Income (loss) from discontinued operations, net of tax	(12,749)	(252)	69,538	63,407
Net income (loss)	(24,029)	(22,921)	31,491	33,278
Basic and diluted net income (loss) per share:
Loss per share from continuing operations	$(0.11)	$(0.22)	$(0.41)	$(0.33)
Income (loss) per share from discontinued operations	(0.12)	—	0.75	0.70
Basic and diluted net income (loss) per share	$(0.23)	$(0.22)	$0.34	$0.37
Shares used in computing net income (loss) per share:
Basic	106,287	105,487	93,204	90,966
Diluted	106,287	105,487	93,204	90,966

Financial Statement Schedule II: Valuation and Qualifying Accounts
For the Years Ended June 27, 2015, June 28, 2014 and June 29, 2013

	Allowance for Doubtful Accounts	Allowance for Sales Returns
	(Thousands)
Balance at June 30, 2012	$1,317	$153
Balances assumed in acquisitions	485	—
Additions charged to cost, expenses or revenues	725	3,110
Deductions, write-offs and adjustments	466	(57)
Balance at June 29, 2013	2,993	3,206
Additions charged to cost, expenses or revenues	38	—
Deductions, write-offs and adjustments	(281)	(2,627)
Balance at June 28, 2014	2,750	579
Additions charged to cost, expenses or revenues	41	—
Deductions, write-offs and adjustments	24	(579)
Balance at June 27, 2015	$2,815	$—

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
2.1
Agreement and Plan of Merger dated March 26, 2012, among Oclaro, Inc., Tahoe Acquisition Sub, Inc. and Opnext, Inc. (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on March 26, 2012 and incorporated herein by reference.)

2.2 (1)
Master Separation Agreement, dated August 5, 2014, entered into by Oclaro Japan, Inc., Ushio Opto Semiconductors, Inc., and Ushio, Inc. (previously filed as Exhibit 2.4 to Registrant's Annual Report on Form 10-K on September 10, 2014 and incorporated herein by reference).

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

10.6
Equipment and Inventory Purchase Agreement, dated March 19, 2012, between Oclaro Technology Ltd, Oclaro Technology (Shenzhen) Co., Ltd, Venture Electronics (Shenzhen) Co., Ltd, and Venture Electronics Services (M) Sdn Bhd. (previously filed as Exhibit 10.6 to Registrant’s Quarterly Report on Form 10-Q filed on May 10, 2012 and incorporated herein by reference.)

10.7 (1)
Manufacturing and Purchase Agreement, dated November 8, 2011, between Oclaro, Inc. and Fabrinet. (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on February 8, 2012 and incorporated herein by reference.)

10.8 (1)
Loan and Security Agreement, dated March 28, 2014, by and among Oclaro, Inc., Oclaro Technology Ltd. and Silicon Valley Bank (previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on May 8, 2014 and incorporated herein by reference.)

10.9
Unconditional Guaranty, dated March 28, 2014, by and among Oclaro, Inc., Oclaro Technology Ltd. and Silicon Valley Bank (previously filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q filed on May 8, 2014 and incorporated herein by reference.)

10.10 (2)
Offer Letter of Adam Carter, Chief Commercial Officer, dated June 12, 2014 (previously filed as Exhibit 10.27 to Registrant's Annual Report on Form 10-K filed on September 10, 2014 and incorporated herein by reference.)

10.11 (2)
Offer Letter of Richard Craig, President, Integrated Photonics Division, dated April 21, 2014 (previously filed as Exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q filed on May 8, 2014 and incorporated herein by reference.)

10.12 (2)
Offer Letter of David L. Teichmann, Executive Vice President, General Counsel and Corporate Secretary, dated December 5, 2013 (previously filed as Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q filed on February 6, 2014 and incorporated herein by reference.)

10.13 (2)
Employment Agreement, dated September 11, 2013, between Oclaro, Inc. and Greg Dougherty (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 17, 2013 and incorporated herein by reference.)

10.14 (2)
Contract of Employment between Oclaro Technology Ltd and Jim Haynes (previously filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the year ended July 2, 2005, and incorporated herein by reference.)

10.15 (2)
Form of Indemnification Agreement, between Oclaro, Inc. and directors and executive officers (previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on February 6, 2008 and incorporated herein by reference.)

10.16 (2)
Oclaro, Inc. Fourth Amended and Restated 2001 Long-Term Stock Incentive Plan (previously filed as Annex A to our Proxy Statement for our 2013 Annual Meeting of Stockholders on November 26, 2013 and incorporated herein by reference.)

10.17 (2)
Oclaro, Inc. (Opnext, Inc.) Third Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of July 23, 2013 (previously filed as Exhibit 10.45 to Registrant's Annual Report on Form 10-K filed on September 27, 2013.)

10.18 (2)	U.K. Subplan to the 2004 Stock Incentive Plan (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2005, and incorporated herein by reference.)
10.19 (2)
Form of Incentive Stock Option, Form of Non-Statutory Stock Option, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Award Agreement (previously filed as Exhibit 10.25 to Registrant’s Annual Report on Form 10-K filed on September 9, 2011 and incorporated herein by reference.)

10.20 (2)
Oclaro, Inc. Amended and Restated 2004 Stock Incentive Plan (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K, filed with the SEC on October 28, 2010, and incorporated herein by reference.)

10.21 (2)
Opnext, Inc. 2001 Long-Term Stock Incentive Plan (previously filed as Exhibit 10.3 to Opnext, Inc.’s Registration Statement 333-138262 on Form S-1 filed on October 27, 2006 and incorporated herein by reference.)

10.22 (2)
Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement (previously filed as Exhibit 10.4 to Opnext, Inc.’s Registration Statement 333-138262 on Amendment Number 1 to Form S-1 filed on December 13, 2006 and incorporated herein by reference.)

10.23 (2)
Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Nonqualified Stock Option Agreement for Senior Executives (previously filed as Exhibit 10.4A to Opnext, Inc.’s Registration Statement 333-138262 on Amendment Number 1 to Form S-1 filed on December 13, 2006 and incorporated herein by reference.)

10.24 (2)
Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement (previously filed as Exhibit 10.4C to Opnext, Inc.’s Registration Statement 333-138262 on Amendment Number 1 to Form S-1 filed on December 13, 2006 and incorporated herein by reference.)

10.25
Registration Rights Agreement between Oclaro, Inc. and Hitachi, Ltd. (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 24, 2012 and incorporated herein by reference.)

10.26
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

10.27
Second Amendment to Lease dated November 30, 2010 by and between 702/703 Investors LLC and Oclaro, Inc., with respect to 2580 Junction Avenue, San Jose, California (previously filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K filed on September 9, 2011 and incorporated herein by reference.)

10.28
Pre-emption Agreement dated as of March 10, 2006, by and among Oclaro Technology Ltd, Coleridge (No. 45) Limited and Oclaro, Inc. (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2006 and incorporated herein by reference.)

10.29
Lease dated as of March 10, 2006, by and among Oclaro Technology Ltd, Coleridge (No. 45) Limited and Oclaro, Inc. (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2006 and incorporated herein by reference.)

10.30 (2)
Form of Amended and Restated Indemnification Agreement between Oclaro, Inc. and its directors and executive officers (previously filed as Exhibit 10.58 to Registrant's Quarterly Report on Form 10-Q filed on November 6, 2014 and incorporated herein by reference.)

10.31 (2)
Oclaro, Inc. Fourth Amended and Restated Long-Term Stock Incentive Plan, Form of Restricted Stock Agreement for Directors (previously filed as Exhibit 10.59 to Registrant's Quarterly Report on Form 10-Q filed on November 6, 2014 and incorporated herein by reference.)

10.32 (2)
Oclaro, Inc. Fourth Amended and Restated Long-Term Stock Incentive Plan, Form of Restricted Stock Agreement (previously filed as Exhibit 10.60 to Registrant's Quarterly Report on Form 10-Q filed on November 6, 2014 and incorporated herein by reference.)

10.33 (2)
Oclaro, Inc. Fourth Amended and Restated Long-Term Stock Incentive Plan, Form of Restricted Stock Unit Agreement (previously filed as Exhibit 10.61 to Registrant's Quarterly Report on Form 10-Q filed on November 6, 2014 and incorporated herein by reference.)

10.34 (2)
Oclaro, Inc. Fourth Amended and Restated Long-Term Stock Incentive Plan, Form of Stock Option Agreement (previously filed as Exhibit 10.62 to Registrant's Quarterly Report on Form 10-Q filed on November 6, 2014 and incorporated herein by reference.)

10.35 (2)
Oclaro, Inc. Fourth Amended and Restated Long-Term Stock Incentive Plan, Form of Performance Stock Unit Agreement (previously filed as Exhibit 10.63 to Registrant's Quarterly Report on Form 10-Q filed on November 6, 2014 and incorporated herein by reference.)

10.36
Settlement Agreement, dated December 30, 2014, entered into by Oclaro Technology Limited, II-VI Incorporated and II-VI Holdings B.V. (previously filed as Exhibit 10.64 to Registrant's Quarterly Report on Form 10-Q filed on February 5, 2015 and incorporated herein by reference.)

10.37 (2)
Offer Letter of Lisa Paul, Executive Vice President, Human Resources, dated October 8, 2014 (previously filed as Exhibit 10.65 to Registrant's Quarterly Report on Form 10-Q filed on February 5, 2015 and incorporated herein by reference.)

10.38 (2)
Oclaro, Inc. Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (previously filed as Annex A to our Proxy Statement for our 2014 Annual Meeting of Stockholders on November 14, 2014 and incorporated herein by reference.)

10.39 (2)
Oclaro, Inc. Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan, Form of Restricted Stock Unit Agreement (previously filed as Exhibit 10.67 to Registrant's Quarterly Report on Form 10-Q filed on February 5, 2015 and incorporated herein by reference.)

10.40 (2)
Oclaro, Inc. Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan, Form of Stock Option Agreement (previously filed as Exhibit 10.68 to Registrant's Quarterly Report on Form 10-Q filed on February 5, 2015 and incorporated herein by reference.)

10.41 (2)
Oclaro, Inc. Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan, Form of Performance Stock Unit Agreement (previously filed as Exhibit 10.69 to Registrant's Quarterly Report on Form 10-Q filed on February 5, 2015 and incorporated herein by reference.)

10.42 (2)
Form of Executive Severance and Retention Agreement, between Oclaro, Inc. and its executive officers (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 1, 2014 and incorporated herein by reference.)

10.43
Purchase Agreement, dated February 12, 2015, between Oclaro, Inc. and Jefferies LLC (previously filed as Exhibit 10.70 to Registrant's Quarterly Report on Form 10-Q filed on May 7, 2015 and incorporated herein by reference.)

10.44
Indenture, dated February 19, 2015, between Oclaro, Inc. and U.S. Bank National Association, as Trustee (previously filed as Exhibit 10.71 to Registrant's Quarterly Report on Form 10-Q filed on May 7, 2015 and incorporated herein by reference.)

10.45
Registration Rights Agreement, dated February 19, 2015, between Oclaro, Inc. and Jefferies LLC (previously filed as Exhibit 10.72 to Registrant's Quarterly Report on Form 10-Q filed on May 7, 2015 and incorporated herein by reference.)

10.46
Consent and First Loan Modification Agreement, dated February 19, 2015, between Oclaro, Inc., Oclaro Technology Limited and Silicon Valley Bank (previously filed as Exhibit 10.73 to Registrant's Quarterly Report on Form 10-Q filed on May 7, 2015 and incorporated herein by reference.)

10.47 (3)
Lease dated April 21, 2015, by and among Oclaro Technology (Shenzhen) Co., Ltd. and Shenzhen Fangdao Technology Co., Ltd. for the premises at No. 2, Phoenix Road, Futian Free Trade Zone, Shenzhen, China.

10.48 (3)
Supplemental Lease dated April 21, 2015, by and among Oclaro Technology (Shenzhen) Co., Ltd. and Shenzhen Fangdao Technology Co., Ltd. for the premises at No. 2, Phoenix Road, Futian Free Trade Zone, Shenzhen, China.

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