Form 10-Q
period 2015-09-26
OCLARO, INC.
filed 2015-11-05
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒
110,756,328 shares of common stock outstanding as of October 29, 2015

OCLARO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 26, 2015	June 27, 2015
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$105,142	$111,840
Restricted cash	2,526	3,275
Accounts receivable, net of allowances for doubtful accounts of $2,405 and $2,815 as of September 26, 2015 and June 27, 2015, respectively; and including $999 and $709 due from related parties as of September 26, 2015 and June 27, 2015, respectively	78,485	74,815
Inventories	67,237	66,342
Prepaid expenses and other current assets	20,390	22,746
Total current assets	273,780	279,018
Property and equipment, net	41,511	41,766
Other intangible assets, net	2,306	2,579
Other non-current assets	2,514	2,521
Total assets	$320,111	$325,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $4,713 and $4,831 due to related parties at September 26, 2015 and June 27, 2015, respectively	$51,480	$53,133
Accrued expenses and other liabilities	35,625	35,648
Capital lease obligations, current	3,667	3,580
Total current liabilities	90,772	92,361
Deferred gain on sale-leaseback	8,452	8,978
Convertible notes payable	61,449	61,246
Capital lease obligations, non-current	749	1,167
Other non-current liabilities	9,269	9,132
Total liabilities	170,691	172,884
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 175,000 shares authorized; 110,748 shares issued and outstanding at September 26, 2015 and 109,889 shares issued and outstanding at June 27, 2015	1,107	1,099
Additional paid-in capital	1,466,382	1,464,567
Accumulated other comprehensive income	39,633	41,526
Accumulated deficit	(1,357,702)	(1,354,192)
Total stockholders’ equity	149,420	153,000
Total liabilities and stockholders’ equity	$320,111	$325,884

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 26, 2015	September 27, 2014
	(Thousands, except per share amounts)
Revenues, including $892 and $1,177 from related parties for the three months ended September 26, 2015 and September 27, 2014, respectively	$87,550	$89,241
Cost of revenues	64,853	74,832
Gross profit	22,697	14,409
Operating expenses:
Research and development	10,945	13,913
Selling, general and administrative	13,208	15,414
Amortization of other intangible assets	251	418
Restructuring, acquisition and related (income) expense, net	32	1,730
Loss on sale of property and equipment	213	397
Total operating expenses	24,649	31,872
Operating loss	(1,952)	(17,463)
Other income (expense):
Interest income (expense), net	(1,276)	(104)
Gain (loss) on foreign currency transactions, net	504	(2,010)
Other income (expense), net	113	555
Total other income (expense)	(659)	(1,559)
Loss from continuing operations before income taxes	(2,611)	(19,022)
Income tax provision	899	954
Loss from continuing operations	(3,510)	(19,976)
Loss from discontinued operations, net of tax	—	(378)
Net loss	$(3,510)	$(20,354)
Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.03)	$(0.19)
Loss per share from discontinued operations	—	—
Basic and diluted net loss per share	$(0.03)	$(0.19)
Shares used in computing net loss per share:
Basic	109,458	107,249
Diluted	109,458	107,249
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended
	September 26, 2015	September 27, 2014
	(Thousands)
Net loss	$(3,510)	$(20,354)
Other comprehensive income (loss):
Unrealized loss on marketable securities	—	(19)
Currency translation adjustments	(1,883)	(1,709)
Pension adjustment, net of tax benefits	(10)	503
Total comprehensive loss	$(5,403)	$(21,579)
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 26, 2015	September 27, 2014
	(Thousands)
Cash flows from operating activities:
Net loss	$(3,510)	$(20,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred gain on sale-leaseback	(223)	(238)
Amortization of debt discount and issuance costs in connection with convertible notes payable	203	—
Depreciation and amortization	4,098	5,122
Stock-based compensation expense	1,824	1,286
Other non-cash adjustments	213	412
Changes in operating assets and liabilities:
Accounts receivable, net	(4,698)	2,531
Inventories	(1,737)	(6,603)
Prepaid expenses and other current assets	1,878	(117)
Other non-current assets	(13)	(6)
Accounts payable	(1,190)	(1,632)
Accrued expenses and other liabilities	218	13,910
Net cash used in operating activities	(2,937)	(5,689)
Cash flows from investing activities:
Purchases of property and equipment	(3,826)	(4,693)
Transfer from restricted cash	676	393
Net cash used in investing activities	(3,150)	(4,300)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	9	1
Payments on capital lease obligations	(765)	(1,094)
Net cash used in financing activities	(756)	(1,093)
Effect of exchange rate on cash and cash equivalents	145	1,418
Net decrease in cash and cash equivalents	(6,698)	(9,664)
Cash and cash equivalents at beginning of period	111,840	98,973
Cash and cash equivalents at end of period	$105,142	$89,309

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PREPARATION
Basis of Presentation
Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Quarterly Report on Form 10-Q as “Oclaro,” “we,” “us” or “our.”
The accompanying unaudited condensed consolidated financial statements of Oclaro as of September 26, 2015 and for the three months ended September 26, 2015 and September 27, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three months ended September 26, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending July 2, 2016.
The condensed consolidated balance sheet as of June 27, 2015 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended June 27, 2015 ("2015 Form 10-K").
On August 5, 2014, we entered into a separation agreement to sell our industrial and consumer business of Oclaro Japan located at our Komoro, Japan facility to Ushio Opto Semiconductors, Inc. ("Ushio Opto"). On October 27, 2014, the sale was completed. This transaction is more fully discussed in Note 5, Business Combinations and Dispositions.
On November 1, 2013, we sold our optical amplifier and micro-optics business (the “Amplifier Business”) to II-VI Incorporated ("II-VI"). On September 12, 2013, we sold our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business (the “Zurich Business”) to II-VI. These sales are reported as discontinued operations, which require retrospective restatement of prior periods to classify the results of operations as discontinued operations. The notes to our condensed consolidated financial statements relate to our continuing operations only, unless otherwise indicated. These transactions are more fully discussed in Note 5, Business Combinations and Dispositions.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Examples of significant estimates and assumptions made by management involve the fair value of other intangible assets and long-lived assets, valuation allowances for deferred tax assets, the fair value of stock-based compensation, the fair value of embedded derivatives related to convertible debt, the fair value of pension liabilities, estimates used to determine facility lease loss liabilities, estimates for allowances for doubtful accounts and valuation of excess and obsolete inventories. These judgments can be subjective and complex and consequently actual results could differ materially from those estimates and assumptions. Descriptions of the key estimates and assumptions are included in our 2015 Form 10-K.
Out-of-Period Adjustment
In the quarter ended September 27, 2014, we recorded out-of-period adjustments of approximately $2.0 million in cost of goods sold in our condensed consolidated statements of operations. The adjustments, which increased cost of goods sold in fiscal year 2015, also increased accrued liabilities and decreased inventory, and were made to correct our inventory valuation and the value of our purchase commitment accrual from fiscal year 2014. We determined that the adjustments did not have a material impact to any of the prior period consolidated financial statements.

Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ending July 2, 2016 will be a 53 week year, with the quarter ended September 26, 2015 being a 13 week quarterly period. Our fiscal year ended June 27, 2015 was a 52 week year, with the quarter ended September 27, 2014 being a 13 week quarterly period.
Reclassifications
For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications did not affect our consolidated revenues, net loss, cash flows, cash and cash equivalents or stockholders’ equity as previously reported.

NOTE 2. RECENT ACCOUNTING STANDARDS
In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. This amendment requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for us prospectively in the first quarter of fiscal year 2017. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. Under ASU 2015-03, debt issuance costs are required to be presented as a direct deduction of debt balances on the balance sheet. This new standard does not affect the recognition and measurement of debt issuance costs. We elected to early adopt ASU No. 2015-03 in the fourth quarter of fiscal year 2015, as permitted. The impact of the early adoption on our condensed consolidated balance sheets at September 26, 2015 and June 27, 2015 is to decrease prepaid expenses and other current assets by $0.6 million and decrease convertible notes payable by $0.6 million. This guidance is effective on a retrospective basis, as a change in accounting principle. In August 2015, the FASB issued ASU No. 2015-15, Interest – Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. ASU 2015-15 provides additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The adoption of this guidance does not have a material impact on our financial statements and footnote disclosures.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This update clarifies the principles for recognizing revenue and develops a common revenue standard for U.S. GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, deferring the effective date of ASU 2014-09 by one year, to annual periods, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.
In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. Under ASU 2015-11, we are required to measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for us prospectively in the first quarter of fiscal year 2017, with early application permitted.We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.
In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. ASU 2015-10 covers a wide range of Topics in the Codification. The amendments in this ASU represent changes to make minor corrections or minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. This guidance is effective for us prospectively in the first quarter of fiscal year 2017, with early adoption permitted. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-04, Compensation – Retirement Benefits: Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. ASU 2015-04 provides a practical expedient for employers with fiscal year-ends that do not fall on a month-end by permitting those employers to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity's fiscal year-end. This guidance is effective for us prospectively in the first quarter of fiscal year 2017, with early adoption permitted. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This guidance is effective for us prospectively in the first quarter of fiscal year 2017. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective for us beginning with our annual financial statements for the fiscal year ended July 1, 2017, and interim periods thereafter. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.

NOTE 3. BALANCE SHEET DETAILS
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	September 26, 2015	June 27, 2015
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$103,467	$110,196
Money market funds	1,675	1,644
	$105,142	$111,840
As of September 26, 2015, we had restricted cash of $2.8 million, including $0.2 million in other non-current assets, consisting of collateral for the performance of our obligations under certain lease facility agreements, collateral to secure certain of our credit card accounts and deposits for value-added taxes in foreign jurisdictions, and $0.9 million (equivalent to approximately RMB 5.4 million) of cash held in Oclaro Shenzhen’s bank account in China that was frozen by the Xi'an Court in connection with our litigation with Xi’an Raysung Photonics Inc. (see Note 8, Commitments and Contingencies, for additional details regarding this litigation.)
The following table provides details regarding our inventories at the dates indicated:

	September 26, 2015	June 27, 2015
	(Thousands)
Inventories:
Raw materials	$20,786	$19,610
Work-in-process	23,377	19,812
Finished goods	23,074	26,920
	$67,237	$66,342

The following table provides details regarding our property and equipment, net at the dates indicated:

	September 26, 2015	June 27, 2015
	(Thousands)
Property and equipment, net:
Buildings and improvements	$11,687	$11,837
Plant and machinery	35,161	33,603
Fixtures, fittings and equipment	5,328	4,785
Computer equipment	12,179	12,401
	64,355	62,626
Less: Accumulated depreciation	(22,844)	(20,860)
	$41,511	$41,766
Property and equipment includes assets under capital leases of $4.4 million at September 26, 2015 and $4.7 million at June 27, 2015, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense.
The following table summarizes the activity related to our other intangible assets for the three months ended September 26, 2015:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Amortization	Total
	(Thousands)
Balance at June 27, 2015	$6,249	$4,595	$2,402	$915	$3,338	$(14,920)	$2,579
Amortization	—	—	—	—	—	(251)	(251)
Translations and adjustments	(2)	(19)	(1)	—	—	—	(22)
Balance at September 26, 2015	$6,247	$4,576	$2,401	$915	$3,338	$(15,171)	$2,306
We expect the amortization of intangible assets to be $1.0 million for fiscal year 2016, $0.8 million for fiscal year 2017, $0.6 million for fiscal year 2018 and $0.1 million for fiscal year 2019, based on the current level of our other intangible assets as of September 26, 2015.
The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	September 26, 2015	June 27, 2015
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$6,736	$5,250
Compensation and benefits related accruals	13,138	11,298
Warranty accrual	3,168	2,932
Accrued restructuring, current	392	712
Purchase commitments in excess of future demand, current	3,015	3,162
Other accruals	9,176	12,294
	$35,625	$35,648

The following table summarizes the activity related to our accrued restructuring charges for the three months ended September 26, 2015:

	Lease Cancellations, Commitments and Other Charges	Termination Payments to Employees and Related Costs	Total Accrued Restructuring Charges
	(Thousands)
Balance at June 27, 2015	$228	$484	$712
Charged to restructuring costs	—	259	259
Paid or other adjustments	(95)	(484)	(579)
Balance at September 26, 2015	$133	$259	$392
Current portion	133	259	392
Non-current portion	—	—	—
The current portion of accrued restructuring liabilities is included in the caption accrued expenses and other liabilities in the condensed consolidated balance sheet.
During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the three months ended September 26, 2015 and September 27, 2014, we recorded restructuring charges of $0.3 million and $0.8 million, respectively, in connection with this restructuring plan. The restructuring charges for the three months ended September 26, 2015 relate to workforce reductions. The restructuring charges for the three months ended September 27, 2014 include $0.2 million related to workforce reductions and $0.6 million related to revised estimates for lease cancellations and commitments. During the three months ended September 26, 2015 and September 27, 2014, we made scheduled payments of $0.4 million and $1.4 million, respectively. As of September 26, 2015, we had $0.4 million in accrued restructuring liabilities related to this restructuring plan.
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of a portion of our Shenzhen, China manufacturing operations to Venture Corporation Limited ("Venture"). This transition occurred in a phased and gradual transfer of certain products and was completed in fiscal year 2015. In connection with this transition, we recorded restructuring charges related to employee separation charges of $0.9 million during the three months ended September 27, 2014 and made scheduled payments of $1.3 million to settle a portion of these restructuring liabilities. As of September 26, 2015 and June 27, 2015, we had no remaining accrued restructuring liabilities related to this restructuring plan.
The following table presents the components of accumulated other comprehensive income at the dates indicated:

	September 26, 2015	June 27, 2015
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$39,468	$41,351
Japan defined benefit plan	165	175
	$39,633	$41,526

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
The contingent obligation related to the make-whole premium on our 6.00% Convertible Senior Notes was valued using a binomial lattice valuation model which estimated the value based on the probability and timing of conversion. As of February 19, 2015, the date of the debt issuance, and as of September 26, 2015, the fair value of this contingent obligation is estimated at zero. The contingent obligation will continue to be revalued each reporting period and classified within Level 3 of the fair value hierarchy.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at September 26, 2015 and June 27, 2015:

	Fair Value Measurement at September 26, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	1,675	—	—	1,675
Restricted cash:
Money market funds	1,215	—	—	1,215
Total assets measured at fair value	$2,890	$—	$—	$2,890

(1)	Excludes $103.5 million in cash held in our bank accounts at September 26, 2015.

	Fair Value Measurement at June 27, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:	(Thousands)
Cash and cash equivalents: (1)
Money market funds	1,644	—	—	1,644
Restricted cash:
Money market funds	1,215	—	—	1,215
Total assets measured at fair value	$2,859	$—	$—	$2,859

(1)	Excludes $110.2 million in cash held in our bank accounts at June 27, 2015.

NOTE 5. BUSINESS COMBINATIONS AND DISPOSITIONS
Sale of Komoro, Japan Industrial and Consumer Business ("Komoro Business")
On August 5, 2014, Oclaro Japan, Inc., our wholly-owned subsidiary (“Oclaro Japan”), entered into a Master Separation Agreement (“MSA”) with Ushio Opto and Ushio, Inc. (“Ushio”), whereby Ushio Opto agreed to acquire the industrial and consumer business of Oclaro Japan located at its Komoro, Japan facility (the “Komoro Business”), by means of an absorption-type demerger under the Japanese Companies Act. On October 27, 2014, the sale was completed. In connection with the sale of the Komoro Business, we transferred net assets with a book value of $6.3 million to Ushio Opto. Initial consideration for this transaction consisted of 1.85 billion Japanese yen (approximately $17.1 million based on the exchange rate on October 27, 2014) in cash, of which 1.6 billion Japanese yen (approximately $14.8 million based on the exchange rate on October 27, 2014) was paid at the closing and 250 million Japanese yen (approximately $2.1 million based on the exchange rate on April 24, 2015) was paid into escrow and was released to Oclaro Japan on April 24, 2015. In addition, under the MSA, we were subject to a post-closing net asset valuation adjustment. We determined that based on the net assets transferred to Ushio Opto during the second quarter of fiscal year 2015, we owed Ushio Opto a post-closing net asset valuation adjustment of $1.4 million, which was paid to Ushio Opto in the third quarter of fiscal year 2015.
We completed the transfer of net assets in the second quarter of fiscal year 2015 and recognized a gain of $8.3 million within restructuring, acquisition and related (income) expense, net in the condensed consolidated statements of operations.
Income from continuing operations before income taxes attributable to the Komoro Business was $1.6 million for the three months ended September 27, 2014.
This sale is more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included in our 2015 Form 10-K.
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
The following table presents the statements of operations for the discontinued operations of the Amplifier Business:

	Three Months Ended
	September 26, 2015	September 27, 2014
	(Thousands)
Revenues	$—	$—
Cost of revenues	—	—
Gross profit	—	—
Operating expenses	—	215
Other income (expense), net	—	—
Loss from discontinued operations before income taxes	—	(215)
Income tax provision	—	—
Loss from discontinued operations	$—	$(215)
This sale is more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included in our 2015 Form 10-K.

Sale of Zurich Business
On September 12, 2013, we completed a Share and Asset Purchase Agreement with II-VI, pursuant to which we sold our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business to II-VI, which includes the GaAs fabrication facility, and also the corresponding high power laser diodes, VCSEL and 980 nm pump laser product lines, including intellectual property, inventory, equipment and a related research and development facility in Tucson. Also, as part of the agreement, II-VI purchased certain pieces of equipment which are located in our Caswell facility. We continue to operate this equipment on behalf of II-VI, and provide certain wafer processing services in Caswell as part of an ongoing manufacturing services agreement. We have classified the sale of our Zurich Business as a discontinued operation.
We received proceeds of $90.6 million in cash on September 12, 2013, and $2.9 million in cash during the third quarter of fiscal year 2014 which related to a post-closing working capital adjustment. We were also scheduled to receive an additional $6.0 million subject to hold-back by II-VI until December 31, 2014 to address any further post-closing adjustments or claims. On December 30, 2014, we entered into a Settlement Agreement with II-VI and II-VI Holdings B.V. regarding disposition of the amounts held back by the II-VI parties pursuant to the Share and Asset Purchase Agreement. Of the $6.0 million subject to hold-back until December 31, 2014, we received $1.4 million in January 2015 and we released II-VI from the remaining $4.6 million. In connection with the Settlement Agreement, we also agreed with the II-VI parties to a mutual release of certain claims related to the Share and Asset Purchase Agreement, and certain related documents and transactions.
The following table presents the statements of operations for the discontinued operations of the Zurich Business:

	Three Months Ended
	September 26, 2015	September 27, 2014
	(Thousands)
Revenues	$—	$—
Cost of revenues	—	163
Gross loss	—	(163)
Operating expenses	—	—
Other income (expense), net	—	—
Loss from discontinued operations before income taxes	—	(163)
Income tax provision	—	—
Loss from discontinued operations	$—	$(163)
This acquisition is more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included in our 2015 Annual Report on Form 10-K.

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
The Notes will mature on February 15, 2020 and will bear interest at a fixed rate of 6.00 percent per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. During the three months ended September 26, 2015, we recorded $1.2 million in interest expense, including the amortization of the debt discount and the issuance costs, and made interest payments of $1.9 million related to the 6.00% Notes.
The Purchase Agreement contains customary representations and warranties of the parties and indemnification and contribution provisions under which we, on the one hand, and the Initial Purchaser, on the other, have agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).
The 6.00% Notes are governed by an Indenture, dated February 19, 2015 (the “Indenture”), entered into between us and U.S. Bank National Association, as trustee (the “Trustee”). The Indenture contains affirmative and negative covenants that, among other things, limits our ability to incur, assume or guarantee additional indebtedness; create liens; sell or otherwise dispose of substantially all of our assets; and enter into mergers and consolidations. The Indenture also contains customary events of default. Upon the occurrence of certain events of default, the Trustee or the holders of the 6.00% Notes may declare all of the outstanding 6.00% Notes to be due and payable immediately.
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
Our contingent obligation to make a make-whole payment in the event of an early conversion by the holders of the 6.00% Notes, or at our election to redeem the 6.00% Notes for cash, are both considered embedded derivatives. As of February 19, 2015, the date of the debt issuance, and as of September 26, 2015, the fair value of the embedded derivatives is estimated at zero. The estimated fair value of the embedded derivatives was determined by using a binomial lattice approach to determine the probability and timing of a conversion or redemption.
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
The following table sets forth balance sheet information related to the 6.00% Notes at September 26, 2015 and June 27, 2015:

	September 26, 2015	June 27, 2015
	(Thousands)
Principal value of the liability component	$65,000	$65,000
Unamortized value of the debt discount and issuance costs	(3,551)	(3,754)
Net carrying value of the liability component	$61,449	$61,246
At September 26, 2015, the $3.0 million debt discount and the $0.6 million issuance costs are recorded as a contra-liability in convertible notes payable within the condensed consolidated balance sheet.

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
If the Loan Agreement terminates prior to its maturity date, we will pay a termination fee equal to 1.00 percent of the total credit facility if such termination occurs in the first year after closing, 0.75 percent of the total credit facility if such termination occurs in the second year after closing and 0.50 percent of the total credit facility if such termination occurs in the third year after closing. The maturity date of the Loan Agreement is March 28, 2017. At September 26, 2015 and June 27, 2015, there were no amounts outstanding under the Loan Agreement.
On September 17, 2015, we entered into an amendment to the Loan Agreement with the Bank increasing from $5 million to $15 million the amount of equipment liens that may qualify as "Permitted Liens" thereunder.
The Loan Agreement is more fully discussed in Note 7, Credit Line and Notes, to our consolidated financial statements included in our 2015 Form 10-K.

NOTE 7. POST-RETIREMENT BENEFITS
Japan Defined Contribution Plan
In connection with our acquisition of Opnext, we assumed a defined contribution plan and a defined benefit plan that provides retirement benefits to our employees in Japan.
Under the defined contribution plan, contributions are provided based on grade level and totaled $0.1 million and $0.2 million for the three months ended September 26, 2015 and September 27, 2014, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
Japan Defined Benefit Plan
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
As of September 26, 2015, there were no plan assets associated with the Japan Plan. As of September 26, 2015, there was $0.1 million in accrued expenses and other liabilities and $4.9 million in other non-current liabilities in our condensed consolidated balance sheet to account for the projected benefit obligations under the Japan Plan. Net periodic pension costs for the Japan Plan included the following:

	Three Months Ended
	September 26, 2015	September 27, 2014
	(Thousands)
Service cost	$122	$199
Interest cost	10	20
Net amortization	—	15
Net periodic pension costs	$132	$234
We made benefit payments under the Japan Plan of $0.1 million and $0.3 million during the three months ended September 26, 2015 and September 27, 2014, respectively.

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
The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended
	September 26, 2015	September 27, 2014
	(Thousands)
Warranty provision—beginning of period	$2,932	$4,672
Warranties issued	504	129
Warranties utilized or expired	(253)	(675)
Currency translation and other adjustments	(15)	(72)
Warranty provision—end of period	$3,168	$4,054
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

The following table shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation at September 26, 2015:

Capital Leases
(Thousands)
Fiscal Year Ending:
2016 (remaining)	$3,011
2017	1,463
2018	43
2019	29
2020	72
Thereafter	—
Total minimum lease payments	4,618
Less amount representing interest	(202)
Present value of capitalized payments	4,416
Less: current portion	(3,667)
Long-term portion	$749
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
We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of September 26, 2015 and June 27, 2015, the liability for these purchase commitments was $3.0 million and $3.2 million, respectively, and was included in accrued expenses and other liabilities in our condensed consolidated balance sheets.
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
Raysung initially requested that the court award damages of approximately RMB 4.8 million (equivalent to approximately $0.8 million at the exchange rate in effect September 26, 2015), and requested that Oclaro Shenzhen take the finished products that are now stored in Raysung’s warehouse (the value of the finished product is approximately RMB 13.5 million (equivalent to approximately $2.2 million at the exchange rate in effect September 26, 2015)) and requested that Oclaro Shenzhen pay its court fees in connection with this suit.
The Xi’an Court delivered an Asset Preservation Order which was served on Oclaro Shenzhen and the local Customs office. According to the Asset Preservation Order, Oclaro Shenzhen was ordered to maintain RMB 15.0 million (equivalent to approximately $2.5 million at the exchange rate in effect September 26, 2015) or assets equivalent to the said amount during the litigation process, and the Customs office was ordered to restrict Oclaro Shenzhen's equipment from being exported before the Asset Preservation Order is lifted. On November 11, 2013, Oclaro Shenzhen entered into a settlement agreement. Under the terms of this settlement agreement, Oclaro Shenzhen agreed to pay $0.5 million in payment of invoices for certain materials to Raysung and to work with Raysung to requalify it as a vendor for certain Oclaro Shenzhen manufacturing requirements, in consideration of which Raysung agreed to submit the settlement agreement to the Xi’an Court so it could issue a civil mediation agreement, apply for a discharge of the Asset Preservation Order and waive the right to bring any legal actions against Oclaro Shenzhen relating to these matters. Oclaro Shenzhen performed its obligations under the settlement agreement, however, on January 15, 2014, Raysung applied to the Xi’an Court to terminate the settlement agreement and add Oclaro, Inc. as a co-defendant in the original civil suit.
On March 26, 2014, the Xi’an Court froze RMB 15.0 million (equivalent to approximately $2.5 million at the exchange rate in effect September 26, 2015) of cash held in Oclaro Shenzhen’s bank account in China. On April 30, 2014, Oclaro Shenzhen submitted a challenge to the jurisdiction of the Xi'an Court. On May 26, 2014, the Xi'an Court overruled the jurisdictional challenge. On June 4, 2014, Oclaro Shenzhen filed an appeal with the Shaanxi High Court to revoke the civil order of the Xi'an Court overruling Oclaro Shenzhen's jurisdictional challenge. The Shaanxi High Court held hearings on July 15, 2014 and July 30, 2014, and on August 20, 2014 sustained the Xi'an Court's civil order on jurisdiction and transferred the case back to the Xi'an Court for substantive proceedings. On September 22, 2014, Raysung amended its complaint in the Xi'an Court proceeding by increasing its claims to RMB 36.2 million (equivalent to approximately $5.9 million at the exchange rate in effect on September 26, 2015). On October 22, 2014, the Xi'an Court conducted a hearing on the substantive elements of Raysung's claims. At the same hearing, Oclaro Shenzhen filed counterclaims against Raysung for RMB 7.4 million (equivalent to approximately $1.2 million at the exchange rate in effect on September 26, 2015) of losses resulting from supply of products with unqualified materials. On December 17, 2014, the Xi'an Court conducted a hearing on the substantive elements of each party's claims against the other party. On April 2, 2015, the Xi'an Court released RMB 5.0 million of cash (equivalent to approximately $0.8 million at the exchange rate in effect September 26, 2015) previously frozen in Oclaro Shenzhen's bank account in exchange for a new lien on physical assets located at Oclaro Shenzhen's facility with an equivalent appraised value. The Asset Preservation Order is currently in effect until March 2016. On April 10, 2015, the Xi'an Court issued a decision, ruling that Oclaro Shenzhen should pay Raysung RMB 11.4 million (equivalent to approximately $1.9 million at the exchange rate in effect September 26, 2015). The Xi'an Court also dismissed Raysung's other claims and each of Oclaro Shenzhen's counterclaims.
On April 24, 2015, Oclaro Shenzhen filed an appeal of the Xi'an Court decision with the Shaanxi High Court, on the basis of both factual and legal error in the underlying decision. On June 30, 2015, the Shaanxi High Court conducted an appeal hearing, at which time Oclaro Shenzhen and Raysung presented arguments supporting their respective positions and rebutting each other's claims. During July 2015, the Shaanxi High Court conducted ex parte meetings with each of Oclaro Shenzhen and Raysung and asked for additional information, but did not subsequently schedule or hold any additional hearings with both parties present. On August 21, 2015, the Shaanxi High Court's judgment was delivered to Oclaro Shenzhen's Chinese counsel and became effective on this date. The Shaanxi High Court found that Oclaro Shenzhen was the breaching party and, therefore, required that Oclaro Shenzhen pay Raysung a total of approximately RMB 15.0 million (equivalent to approximately $2.5 million at the exchange rate in effect September 26, 2015), which includes damages and fees. We determined to make the payment required by the judgment of the Shaanxi High Court and to close this matter.
Following the delivery of the Shaanxi High Court judgment to Oclaro Shenzhen on August 21, 2015, we recorded a $2.5 million charge in selling, general and administrative expense within our statement of operations for fiscal year 2015 and $2.5 million in accrued expenses and other liabilities in our condensed consolidated balance sheet at June 27, 2015. During the first quarter of fiscal year 2016, we made payments of RMB 10.3 million (equivalent to approximately $1.6 million at the exchange rate in effect September 26, 2015) in partial satisfaction of the judgment and recorded RMB 5.4 million (equivalent to approximately $0.9 million at the exchange rate in effect September 26, 2015) in accrued expenses and other liabilities within our condensed consolidated balance sheet at September 26, 2015. Payments in satisfaction of substantially all of the remaining judgment balance were made in October 2015.
Kunst Worker Compensation Matter
On June 18, 2015, Gerald Kunst, or Kunst, filed a civil suit against us and Travelers Property Casualty Company of America, or Travelers, in Massachusetts Superior Court, Civil Action No. SUCV2015-01818F. Travelers is our general liability insurance carrier. The complaint filed by Kunst, an employee of a third party service provider, alleges that he was injured while performing air conditioning repair services on the premises of our Acton, Massachusetts facility and seeks judgment in an amount to be determined by the court or jury, together with interest and costs. On July 24, 2015, we filed an answer to the complaint, which included our affirmative defenses. The parties have begun to conduct initial discovery. As of November 4, 2015, no hearing has been scheduled in this matter. We intend to vigorously defend against this litigation.

NOTE 9. EMPLOYEE STOCK PLANS

Stock Incentive Plans
As of September 26, 2015, there were 4.7 million shares of our common stock available for grant under the Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (the "Plan").
We generally grant stock options that vest over a two to four year service period, and restricted stock awards and restricted stock unit awards that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors or the compensation committee of our board of directors.
Performance Stock Units
In July 2011, our board of directors approved the grant of 0.2 million performance-based restricted stock units ("PSUs") to certain executive officers with an aggregate estimated grant date fair value of $0.9 million. In October 2013, the board of directors determined that achievement of the performance conditions was reached at the 100 percent target level. Approximately 0.1 million of the grants outstanding, or 50 percent, vested on October 22, 2013, with the remaining 50 percent scheduled to vest upon a two-year service condition through August 2015. As of September 26, 2015, there were no PSUs outstanding related to this grant.
In March 2014, our board of directors approved a grant of 0.2 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $0.5 million. These PSUs vest upon the achievement of non-GAAP operating income break-even for calendar year 2015. Vesting is also contingent upon service conditions being met through February 2018. If the performance condition is not achieved, then the corresponding PSUs will be forfeited in the third quarter of fiscal year 2016. As of September 26, 2015, there were 0.1 million PSUs outstanding related to this grant, after adjustments for forfeitures due to terminations, with an aggregate estimated grant date fair value of $0.4 million. During the second quarter of fiscal year 2015, we determined that the achievement of the performance conditions associated with these PSUs was improbable and reversed approximately $0.1 million in previously recognized stock-based compensation expense related to these PSUs. As of September 26, 2015, we continue to believe that the achievement of the performance conditions associated with these PSUs is improbable.
In August 2014, our board of directors approved a grant of 0.5 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $0.9 million. These PSUs will vest at 100 percent upon the achievement of two consecutive quarters with positive earnings before interest, taxes, depreciation and amortization ("EBITDA") on or before the end of our fiscal year 2017. If the performance condition is not achieved, then the corresponding PSUs will be forfeited in the first quarter of fiscal year 2018.
In August 2015, our board of directors approved a grant of 0.9 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $2.5 million. Subject to the achievement of positive free cash flow (defined as EBITDA less capital expenditures) in any fiscal quarter ending prior to June 30, 2018, vesting of these PSUs is contingent upon service conditions being met through August 10, 2018. The compensation committee of our board of directors certified that this performance condition was achieved during the quarter ended September 26, 2015. As a result, these PSUs will cliff vest with respect to 33.4 percent of the underlying shares on August 10, 2016, and with respect to 8.325 percent of the underlying shares each subsequent quarter over the following two years, subject to continuous service.
Restricted Stock Units
In July 2015, our board of directors approved a retention grant of 0.9 million restricted stock units ("RSUs") to certain executive officers and 1.5 million RSUs to other employees, which vest over three years.

Stock Incentive Plan Activity
The following table summarizes the combined activity under all of our equity incentive plans for the three months ended September 26, 2015:

	Shares Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balance at June 27, 2015	8,921	3,381	$7.07	4,545	$1.80
Granted	(4,614)	—	—	3,296	1.96
Exercised or released	156	(3)	1.22	(1,016)	1.81
Forfeited or expired	204	(112)	9.80	(66)	2.32
Balance at September 26, 2015	4,667	3,266	6.99	6,759	1.87
Supplemental disclosure information about our stock options and stock appreciation rights ("SARs") outstanding as of September 26, 2015 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable	2,899	$7.61	4.1	$96
Options and SARs outstanding	3,266	6.99	4.5	228
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $2.35 on September 25, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.1 million shares of common stock subject to in-the-money options which were exercisable as of September 26, 2015. We settle employee stock option exercises with newly issued shares of common stock.

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

	Three Months Ended
	September 26, 2015	September 27, 2014
Stock options:
Expected life	N/A	5.3 years
Risk-free interest rate	N/A	1.6%
Volatility	N/A	77.5%
Dividend yield	N/A	—

The amounts included in cost of revenues and operating expenses for stock-based compensation were as follows:

	Three Months Ended
	September 26, 2015	September 27, 2014
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$456	$330
Research and development	424	332
Selling, general and administrative	944	624
	$1,824	$1,286
Stock-based compensation by type of award:
Stock options	$62	$142
Restricted stock awards	1,761	1,185
Inventory adjustment to cost of revenues	1	(41)
	$1,824	$1,286
As of September 26, 2015 and June 27, 2015, we had capitalized approximately $0.5 million and $0.5 million, respectively, of stock-based compensation as inventory.
As of September 26, 2015, we had $0.4 million in unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.5 years, and $11.1 million in unrecognized stock-based compensation expense related to unvested restricted stock awards, net of estimated forfeitures, that will be recognized over a weighted-average period of 1.9 years.
The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected be met, no compensation cost would be recognized on the shares underlying the PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
During the three months ended September 26, 2015, we recorded $0.2 million in stock-based compensation in connection with the PSUs issued in July 2011, March 2014, August 2014 and August 2015. During the three months ended September 27, 2014, we recorded minimal stock-based compensation expense in connection with the PSUs issued in July 2011, March 2014 and August 2014.

NOTE 11. INCOME TAXES
The income tax provision of $0.9 million and $1.0 million for the three months ended September 26, 2015 and September 27, 2014, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of September 26, 2015 and June 27, 2015 were approximately $4.5 million and $4.1 million, respectively. As of September 26, 2015, we had $2.8 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $1.0 million in the next twelve months.

NOTE 12. NET LOSS PER SHARE
Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock awards, warrants and convertible notes during such period.
For the three months ended September 26, 2015 and September 27, 2014, we excluded 42.1 million and 8.4 million, respectively, of outstanding stock options, stock appreciation rights, unvested restricted stock awards and shares issuable in connection with convertible notes from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 13. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION INFORMATION
Geographic Information
The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended
	September 26, 2015	September 27, 2014
	(Thousands)
China	$33,056	$20,722
United States	13,051	14,537
Mexico	12,338	11,991
Malaysia	7,853	15,700
Italy	7,071	4,135
Germany	4,942	8,154
Japan	1,622	3,744
Rest of world	7,617	10,258
	$87,550	$89,241
Product Groups
The following table sets forth revenues by product group:

	Three Months Ended
	September 26, 2015	September 27, 2014
	(Thousands)
100 Gb/s transmission modules	$40,828	$21,330
40 Gb/s transmission modules	10,828	22,166
10 Gb/s and lower transmission modules	35,894	38,226
Industrial and consumer	—	7,519
	$87,550	$89,241

During the second quarter of fiscal year 2015, we sold our Komoro Business, which included the industrial and consumer product group of Oclaro Japan.
Significant Customers and Concentration of Credit Risk
For the three months ended September 26, 2015, two customers accounted for 10 percent or more of our revenues, each representing approximately 16 percent of our revenues. For the three months ended September 27, 2014, three customers accounted for 10 percent or more of our revenues, representing approximately 26 percent, 13 percent and 11 percent of our revenues, respectively.
As of September 26, 2015, three customers accounted for 10 percent or more of our accounts receivable, representing approximately 19 percent, 12 percent and 11 percent of our accounts receivable, respectively. As of June 27, 2015, four customers accounted for 10 percent of our accounts receivable, representing approximately 24 percent, 13 percent, 11 percent and 11 percent of our accounts receivable, respectively.

NOTE 14. RELATED PARTY TRANSACTIONS
As of September 26, 2015, Hitachi, Ltd. ("Hitachi") held approximately 11 percent of our outstanding common stock based on Hitachi’s Schedule 13G filed with the Securities and Exchange Commission on February 12, 2014. Hitachi acquired these shares as a result of our acquisition of Opnext on July 23, 2012.
We continue to enter into transactions with Hitachi in the normal course of business. Sales to Hitachi were $0.9 million and $1.2 million for the three months ended September 26, 2015 and September 27, 2014, respectively. Purchases from Hitachi were $4.9 million and $3.4 million for the three months ended September 26, 2015 and September 27, 2014, respectively. At September 26, 2015, we had $1.0 million accounts receivable due from Hitachi and $4.7 million accounts payable due to

Hitachi. At June 27, 2015 we had $0.7 million accounts receivable due from Hitachi and $4.8 million accounts payable due to Hitachi. We also have certain capital equipment leases with Hitachi Capital Corporation as described in Note 8, Commitments and Contingencies.
We are party to a research and development agreement and intellectual property license agreements with Hitachi.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target,” “model,” “may” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) our ability to timely develop, commercialize and ramp the production of new products, (ii) our ability to respond to evolving technologies, customer requirements and demands, and product design challenges, (iii) our ability to maintain strong relationships with certain customers, (iv) competition and pricing pressure, (v) our ability to meet or exceed our gross margin expectations, (vi) our ability to continue increasing the percentage of sales associated with our new products, (vii) our dependence on a limited number of customers for a significant percentage of our revenues,  (viii) our ability to effectively manage our inventory, (ix) the effects of fluctuating product mix on our results, (x) our ability to timely capitalize on any increase in market demand, (xi) the effects of fluctuations in foreign currency exchange rates, (xii) our ability to maintain or increase our cash reserves and obtain debt or equity-based financing on acceptable terms or at all, (xiii) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources, (xiv) our ability to service and repay our outstanding indebtedness pursuant to the terms of the applicable agreements, (xv) our ability to further reduce costs and operating expenses, (xvi) the risks associated with our international operations, (xvii) the impact of continued uncertainty in world financial markets and any resulting reduction in demand for our products, (xviii) the outcome of tax audits or similar proceedings, (xix) the outcome of pending litigation against us, and (xx) other factors described in other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors" in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.
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
We have research and development ("R&D") and chip fabrication facilities in China, Italy, Japan, United Kingdom and the United States. We also have contract manufacturing sites in China, Malaysia, Taiwan and Thailand, with design, sales and service organizations in most of the major regions around the world.
Our customers include ADVA Optical Networking ("ADVA"); Alcatel-Lucent; Ciena Corporation ("Ciena"); Cisco Systems, Inc. ("Cisco"); Coriant GmbH ("Coriant"); Huawei Technologies Co. Ltd ("Huawei"); InnoLight Technology Corporation ("InnoLight"); Juniper Networks, Inc. ("Juniper"); Telefonaktiebolaget LM Ericsson ("Ericsson") and ZTE Corporation ("ZTE").

RESULTS OF OPERATIONS
On September 12, 2013, we completed a Share and Asset Purchase Agreement with II-VI Incorporated ("II-VI") for the sale of our Zurich Business. On October 10, 2013, we entered into an Asset Purchase Agreement with II-VI for the sale of our Amplifier Business, which subsequently closed on November 1, 2013. We have classified the financial results of the Zurich and Amplifier Businesses as discontinued operations for all periods presented. The following presentations relate to continuing operations only and accordingly excludes the financial results of the Zurich and Amplifier Businesses, unless otherwise indicated.

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	September 26, 2015		September 27, 2014		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$87,550	100.0	$89,241	100.0	$(1,691)	(1.9)
Cost of revenues	64,853	74.1	74,832	83.9	(9,979)	(13.3)
Gross profit	22,697	25.9	14,409	16.1	8,288	57.5
Operating expenses:
Research and development	10,945	12.5	13,913	15.6	(2,968)	(21.3)
Selling, general and administrative	13,208	15.1	15,414	17.3	(2,206)	(14.3)
Amortization of other intangible assets	251	0.3	418	0.5	(167)	(40.0)
Restructuring, acquisition and related (income) expense, net	32	—	1,730	1.9	(1,698)	(98.2)
Loss on sale of property and equipment	213	0.2	397	0.4	(184)	(46.3)
Total operating expenses	24,649	28.1	31,872	35.7	(7,223)	(22.7)
Operating loss	(1,952)	(2.2)	(17,463)	(19.6)	15,511	(88.8)
Other income (expense):
Interest income (expense), net	(1,276)	(1.5)	(104)	(0.1)	(1,172)	n/m	(1)
Gain (loss) on foreign currency transactions, net	504	0.6	(2,010)	(2.3)	2,514	n/m	(1)
Other income (expense), net	113	0.1	555	0.6	(442)	(79.6)
Total other income (expense)	(659)	(0.8)	(1,559)	(1.7)	900	(57.7)
Loss from continuing operations before income taxes	(2,611)	(3.0)	(19,022)	(21.3)	16,411	(86.3)
Income tax provision	899	1.0	954	1.1	(55)	(5.8)
Loss from continuing operations	(3,510)	(4.0)	(19,976)	(22.4)	16,466	(82.4)
Loss from discontinued operations, net of tax	—	—	(378)	(0.4)	378	(100.0)
Net loss	$(3,510)	(4.0)	$(20,354)	(22.8)	$16,844	(82.8)

(1)	Not meaningful.

Revenues
Revenues for the three months ended September 26, 2015 decreased by $1.7 million, or 2 percent, compared to the three months ended September 27, 2014. Compared to the three months ended September 27, 2014, revenues from sales of our 100 Gb/s transmission modules increased by $19.5 million, or 91 percent, primarily due to growth in our 100 Gb/s client side transceivers and our line side discrete components; revenues from sales of our 40 Gb/s transmission modules decreased by $11.3 million, or 51 percent, and revenues from sales of our 10 Gb/s transmission modules decreased by $2.3 million, or 6 percent, primarily due to certain legacy 40Gb/s and 10 Gb/s products being gradually replaced by our newer products; and revenues from sales of our industrial and consumer products decreased by $7.5 million, or 100 percent, due to our sale of the

Komoro Business in the second quarter of fiscal year 2015. This product mix shift reflects our continued focus on the market for higher speed products that are smaller in size and have lower power consumption.
For the three months ended September 26, 2015, two customers accounted for 10 percent or more of our revenues, each representing approximately 16 percent of our revenues. For the three months ended September 27, 2014, three customers accounted for 10 percent or more of our revenues, representing approximately 26 percent, 13 percent and 11 percent of our revenues, respectively.
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
Our gross margin rate increased to approximately 26 percent for the three months ended September 26, 2015, compared to 16 percent for the three months ended September 27, 2014. The improvement in the gross margin rate relates to a better product mix of higher margin 100 Gb/s products and 10 Gb/s chips that contributed approximately 11 percentage points of improvement, lower inventory related charges that contributed approximately 2 percentage points of improvement, and favorable foreign currency exchange movements that contributed approximately 2 percentage points of improvement, partially offset by a 4 percentage point decrease due to the absence of higher margin industrial and consumer products as a result of our sale of the Komoro Business in the second quarter of fiscal year 2015.
Research and Development Expenses
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.
Research and development expenses decreased to $10.9 million for the three months ended September 26, 2015, from $13.9 million for the three months ended September 27, 2014. The decline was primarily related to a decrease of $1.5 million from the sale of our Komoro Business in the second quarter of fiscal year 2015, a decrease of $1.4 million related to the impact of the Japanese yen, British pound and Euro weakening relative to the U.S. dollar, and a decrease of $1.2 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014. These reductions were partially offset by an increase in material expenses of $0.9 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.
Selling, general and administrative expenses decreased to $13.2 million for the three months ended September 26, 2015, from $15.4 million for the three months ended September 27, 2014. The decline was primarily related to a decrease of $1.3 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014, a decrease of $0.7 million related to the sale of our Komoro Business in the second quarter of fiscal year 2015, a decrease of $0.7 million related to the impact of the Japanese yen, British pound and Euro weakening relative to the U.S. dollar, and a decrease of $0.6 million in audit and legal costs. These reductions were partially offset by an increase in variable compensation of $0.7 million and higher stock compensation costs of $0.4 million.
Amortization of Other Intangible Assets
Amortization of other intangible assets declined during the three months ended September 26, 2015 as compared to the three months ended September 27, 2014, due to the sale of our Komoro business.
With the sale of our Komoro Business, we expect the amortization of intangible assets to be $1.0 million for fiscal year 2016, $0.8 million for fiscal year 2017, $0.6 million for fiscal year 2018 and $0.1 million for fiscal year 2019, based on the current level of our other intangible assets as of September 26, 2015.

Restructuring, Acquisition and Related (Income) Expense, Net
During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the three months ended September 26, 2015 and September 27, 2014, we recorded restructuring charges of $0.3 million and $0.8 million, respectively, in connection with this restructuring plan. The restructuring charges for the three months ended September 26, 2015 relate to workforce reductions. The restructuring charges for the three months ended September 27, 2014 include $0.2 million related to workforce reductions and a $0.6 million related to revised estimates for lease cancellations and commitments. During the three months ended September 26, 2015 and September 27, 2014, we made scheduled payments of $0.4 million and $1.4 million, respectively. As of September 26, 2015, we had $0.4 million in accrued restructuring liabilities related to this restructuring plan.
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of a portion of our Shenzhen, China manufacturing operations to Venture Corporation Limited ("Venture"). This transition occurred in a phased and gradual transfer of certain products and was completed in fiscal year 2015. In connection with this transition, we recorded restructuring charges related to employee separation charges of $0.9 million during the three months ended September 27, 2014 and made scheduled payments of $1.3 million to settle a portion of these restructuring liabilities. As of September 26, 2015 and June 27, 2015, we had no remaining accrued restructuring liabilities related to this restructuring plan.
Other Income (Expense)
Other income (expense) was $0.7 million in expense for the three months ended September 26, 2015 as compared to $1.6 million in expense for the three months ended September 27, 2014. This change in other income (expense) primarily related to a $2.5 million increase in foreign currency transaction gains during the three months ended September 26, 2015, as compared to the three months ended September 27, 2014, related to the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries, partially offset by a $1.2 million increase in interest expense mainly related to the issuance of our convertible notes in the third quarter of fiscal 2015.
Income Tax (Benefit) Provision
The income tax provision of $0.9 million and $1.0 million for the three months ended September 26, 2015 and September 27, 2014, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of September 26, 2015 and June 27, 2015 were approximately $4.5 million and $4.1 million, respectively. As of September 26, 2015, we had $2.8 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $1.0 million in the next twelve months.
Loss from Discontinued Operations, Net of Tax
During the three months ended September 27, 2014, we recorded a loss from discontinued operations of $0.4 million related to the sale of the Zurich and Amplifier Businesses.

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
We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended June 27, 2015 ("2015 Form 10-K") related to revenue recognition and sales returns, inventory valuation, business combinations, impairment of goodwill and other intangible assets, accounting for stock-based compensation and income taxes. It is important that the discussion of our operating results be read in conjunction with the critical accounting policies discussed in our 2015 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
The condensed consolidated statement of cash flows and the discussion below on cash flows from operating, investing and financing activities have not been adjusted for the effects of the discontinued operations.
Cash Flows from Operating Activities
Net cash used in operating activities for the three months ended September 26, 2015 was $2.9 million, primarily resulting from a net loss of $3.5 million and a $5.5 million decrease in cash due to changes in operating assets and liabilities, partially offset by non-cash adjustments of $6.1 million. The $5.5 million decrease in cash due to changes in operating assets and liabilities was comprised of a $4.7 million increase in accounts receivable attributable to timing of collections, a $1.7 million increase in inventories resulting from the receipt of inventory intended for sale in future quarters, and a $1.2 million decrease in accounts payable largely attributable to the timing of purchases and payments to vendors, partially offset by a $1.9 million decrease in prepaid expenses and other current assets and a $0.2 million increase in accrued expenses and other liabilities. The $6.1 million increase in cash resulting from non-cash adjustments primarily consisted of $4.1 million in depreciation and amortization, $1.8 million of expense related to stock-based compensation and $0.2 million from the amortization of the debt discount and issuance costs in connection with the convertible notes payable, partially offset by $0.2 million from the amortization of a deferred gain from a sales-leaseback transaction in Caswell, U.K.
Net cash used in operating activities for the three months ended September 27, 2014 was $5.7 million, primarily resulting from a net loss of $20.4 million, partially offset by non-cash adjustments of $6.6 million and a $8.1 million increase in cash due to changes in operating assets and liabilities. The $6.6 million increase in cash resulting from non-cash adjustments primarily consisted of $5.1 million in depreciation and amortization, $1.3 million of expense related to stock-based compensation, a loss of $0.4 million on the disposal of property and equipment, partially offset by a $0.2 million from the amortization of a deferred gain from sales-leaseback transaction. The $8.1 million increase in cash due to changes in operating assets and liabilities was comprised of a $13.9 million increase in accrued expenses and other liabilities and a $2.5 million decrease in accounts receivable, partially offset by a $6.6 million increase in inventories, a $1.6 million decrease in accounts payable and a $0.1 million increase in prepaid expenses and other current assets.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended September 26, 2015 was $3.2 million, consisting of $3.8 million used in capital expenditures, partially offset by a $0.7 million reduction in restricted cash.
Net cash used in investing activities for the three months ended September 27, 2014 was $4.3 million, consisting of $4.7 million used in capital expenditures, partially offset by a $0.4 million reduction in restricted cash.
Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended September 26, 2015 was $0.8 million, primarily consisting of $0.8 million in payments on capital lease obligations.
Net cash used in financing activities for the three months ended September 27, 2014 was $1.1 million, primarily consisting of $1.1 million in payments on capital lease obligations.
Credit Line and Notes
On February 19, 2015, we closed a private placement of $65.0 million in aggregate principal Convertible Senior Notes due 2020 (the “6.00% Notes”). The sale of the 6.00% Notes resulted in proceeds of approximately $61.6 million, after deducting the initial purchaser's discount of $3.4 million. We also incurred offering costs of $0.6 million in connection with the 6% Notes. As of September 26, 2015, the net carrying value of the liability component was $61.4 million and the unamortized value of the debt discount and issuance costs was $3.6 million. Interest on the 6.00% Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. During the three months ended September 26, 2015, we recorded $1.2 million in interest expense, including the amortization of the debt discount and the issuance costs, and made interest payments of $1.9 million related to these 6.00% Notes. See Note 6, Credit Line and Notes, for additional information regarding the 6.00% Notes.
As of September 26, 2015, we had a $40.0 million revolving credit facility with Silicon Valley Bank. As of September 26, 2015, there were no amounts outstanding under this credit facility. See Note 6, Credit Line and Notes, for additional information regarding this credit facility.

Future Cash Requirements
As of September 26, 2015, we held $107.7 million in cash, cash equivalents and restricted cash, comprised of $105.1 million in cash and cash equivalents and $2.5 million in restricted cash (excluding $0.2 million of restricted cash in other non-current assets); and we had working capital of $183.0 million.
Based on our current cash and cash equivalent balances, together with our existing credit facility, we believe that we have sufficient funds to support our operations through the next 12 months, including approximately $25.0 million to $35.0 million of capital expenditures that we expect to incur through the remainder of the current fiscal year.
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
We have incurred operating losses from continuing operations and generated negative cash flows from operations for fiscal year 2015 and for the three months ended September 26, 2015. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon us having sufficient resources to operate our business. In addition to the availability of our cash resources as of September 26, 2015, the continued operation of our business is dependent upon our achieving cash flows expected to be generated from the execution of our current operating plan, together with amounts expected to be available under our Credit Agreement. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.
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
As of September 26, 2015, $47.5 million of the $107.7 million of our cash, cash equivalents and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for specific entities in Shanghai, China; Israel and Germany where closure follows our decision to exit certain businesses in fiscal year 2016.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended June 27, 2015, which is incorporated herein by reference. Our exposure to market risk has not changed materially since June 27, 2015.
INTEREST RATES
We finance our operations through a mixture of issuances of equity and debt securities, capital leases, working capital and by drawing on our credit facility. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed under our credit facility, convertible notes and through our capital leases. At September 26, 2015, there were no amounts outstanding under our credit facility, $65.0 million of convertible notes with an interest rate of 6.0 percent and $4.4 million outstanding under capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense by approximately $0.7 million.
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
As of September 26, 2015, our U.K. subsidiary had $66.1 million, net, in U.S. dollar denominated operating intercompany payables, $18.9 million in U.S. dollar denominated accounts receivable, net of accounts payable, related to sales to external customers and purchases from suppliers, and $13.0 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $3.4 million (U.S. dollar weakening), or loss of $3.4 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
As of September 26, 2015, our Japan subsidiary had $42.4 million, net, in U.S. dollar denominated operating intercompany payables, $7.0 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $16.5 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $3.3 million (U.S. dollar weakening), or loss of $3.3 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
BANK LIQUIDITY RISK
As of September 26, 2015, we have approximately $105.1 million in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred any losses and have had full access to our operating accounts. See Note 3, Balance Sheet Details. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.
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
During the three months ended September 26, 2015, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarter in which they were opened. In connection with these hedges, during the three months ended September 26,

2015, we recorded a $0.1 million gain in gain (loss) on foreign currency transactions, net within our condensed consolidated statement of operations. As of September 26, 2015, we did not have any outstanding foreign currency forward contracts.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2015. The term “disclosure controls and procedures,” as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 26, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the three months ended September 26, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Raysung initially requested that the court award damages of approximately RMB 4.8 million (equivalent to approximately $0.8 million at the exchange rate in effect September 26, 2015), and requested that Oclaro Shenzhen take the finished products that are now stored in Raysung’s warehouse (the value of the finished product is approximately RMB 13.5 million (equivalent to approximately $2.2 million at the exchange rate in effect September 26, 2015)) and requested that Oclaro Shenzhen pay its court fees in connection with this suit.
The Xi’an Court delivered an Asset Preservation Order which was served on Oclaro Shenzhen and the local Customs office. According to the Asset Preservation Order, Oclaro Shenzhen was ordered to maintain RMB 15.0 million (equivalent to approximately $2.5 million at the exchange rate in effect September 26, 2015) or assets equivalent to the said amount during the litigation process, and the Customs office was ordered to restrict Oclaro Shenzhen's equipment from being exported before the Asset Preservation Order is lifted. On November 11, 2013, Oclaro Shenzhen entered into a settlement agreement. Under the terms of this settlement agreement, Oclaro Shenzhen agreed to pay $0.5 million in payment of invoices for certain materials to Raysung and to work with Raysung to requalify it as a vendor for certain Oclaro Shenzhen manufacturing requirements, in consideration of which Raysung agreed to submit the settlement agreement to the Xi’an Court so it could issue a civil mediation agreement, apply for a discharge of the Asset Preservation Order and waive the right to bring any legal actions against Oclaro Shenzhen relating to these matters. Oclaro Shenzhen performed its obligations under the settlement agreement, however, on January 15, 2014, Raysung applied to the Xi’an Court to terminate the settlement agreement and add Oclaro, Inc. as a co-defendant in the original civil suit.
On March 26, 2014, the Xi’an Court froze RMB 15.0 million (equivalent to approximately $2.5 million at the exchange rate in effect September 26, 2015) of cash held in Oclaro Shenzhen’s bank account in China. On April 30, 2014, Oclaro Shenzhen submitted a challenge to the jurisdiction of the Xi'an Court. On May 26, 2014, the Xi'an Court overruled the jurisdictional challenge. On June 4, 2014, Oclaro Shenzhen filed an appeal with the Shaanxi High Court to revoke the civil order of the Xi'an Court overruling Oclaro Shenzhen's jurisdictional challenge. The Shaanxi High Court held hearings on July 15, 2014 and July 30, 2014, and on August 20, 2014 sustained the Xi'an Court's civil order on jurisdiction and transferred the case back to the Xi'an Court for substantive proceedings. On September 22, 2014, Raysung amended its complaint in the Xi'an Court proceeding by increasing its claims to RMB 36.2 million (equivalent to approximately $5.9 million at the exchange rate in effect on September 26, 2015). On October 22, 2014, the Xi'an Court conducted a hearing on the substantive elements of Raysung's claims. At the same hearing, Oclaro Shenzhen filed counterclaims against Raysung for RMB 7.4 million (equivalent to approximately $1.2 million at the exchange rate in effect on September 26, 2015) of losses resulting from supply of products with unqualified materials. On December 17, 2014, the Xi'an Court conducted a hearing on the substantive elements of each party's claims against the other party. On April 2, 2015, the Xi'an Court released RMB 5.0 million of cash (equivalent to approximately $0.8 million at the exchange rate in effect September 26, 2015) previously frozen in Oclaro Shenzhen's bank account in exchange for a new lien on physical assets located at Oclaro Shenzhen's facility with an equivalent appraised value. The Asset Preservation Order is currently in effect until March 2016. On April 10, 2015, the Xi'an Court issued a decision, ruling that Oclaro Shenzhen should pay Raysung RMB 11.4 million (equivalent to approximately $1.9 million at the exchange rate in effect September 26, 2015). The Xi'an Court also dismissed Raysung's other claims and each of Oclaro Shenzhen's counterclaims.
On April 24, 2015, Oclaro Shenzhen filed an appeal of the Xi'an Court decision with the Shaanxi High Court, on the basis of both factual and legal error in the underlying decision. On June 30, 2015, the Shaanxi High Court conducted an appeal hearing, at which time Oclaro Shenzhen and Raysung presented arguments supporting their respective positions and rebutting each other's claims. During July 2015, the Shaanxi High Court conducted ex parte meetings with each of Oclaro Shenzhen and Raysung and asked for additional information, but did not subsequently schedule or hold any additional hearings with both parties present. On August 21, 2015, the Shaanxi High Court's judgment was delivered to Oclaro Shenzhen's Chinese counsel and became effective on this date. The Shaanxi High Court found that Oclaro Shenzhen was the breaching party and, therefore, required that Oclaro Shenzhen pay Raysung a total of approximately RMB 15.0 million (equivalent to approximately $2.5 million at the exchange rate in effect September 26, 2015), which includes damages and fees. We determined to make the payment required by the judgment of the Shaanxi High Court and to close this matter.
Following the delivery of the Shaanxi High Court judgment to Oclaro Shenzhen on August 21, 2015, we recorded a $2.5 million charge in selling, general and administrative expense within our statement of operations for fiscal year 2015 and $2.5 million in accrued expenses and other liabilities in our condensed consolidated balance sheet at June 27, 2015. During the first quarter of fiscal year 2016, we made payments of RMB 10.3 million (equivalent to approximately $1.6 million at the exchange rate in effect September 26, 2015) in partial satisfaction of the judgment and recorded RMB 5.4 million (equivalent to approximately $0.9 million at the exchange rate in effect September 26, 2015) in accrued expenses and other liabilities within our condensed consolidated balance sheet at September 26, 2015. Payments in satisfaction of substantially all of the remaining judgment balance were made in October 2015.
Kunst Worker Compensation Matter
On June 18, 2015, Gerald Kunst, or Kunst, filed a civil suit against us and Travelers Property Casualty Company of America, or Travelers, in Massachusetts Superior Court, Civil Action No. SUCV2015-01818F. Travelers is our general liability insurance carrier. The complaint filed by Kunst, an employee of a third party service provider, alleges that he was injured while performing air conditioning repair services on the premises of our Acton, Massachusetts facility and seeks judgment in an amount to be determined by the court or jury, together with interest and costs. On July 24, 2015, we filed an answer to the complaint, which included our affirmative defenses. The parties have begun to conduct initial discovery. As of November 4, 2015, no hearing has been scheduled in this matter. We intend to vigorously defend against this litigation.

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
Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, during the three months ended September 26, 2015 and during the fiscal years ended June 27, 2015 and June 28, 2014, our three largest customers accounted for 41 percent, 45 percent and 43 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, during the second half of fiscal 2012, our revenues were adversely impacted by a significant change in demand expectations from a particular major customer. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.
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
Beginning in June 2013, we have announced a series of events, transactions and restructuring plans, which have had a significant impact on our business. Among other things, we sold our Komoro, Zurich and Amplifier Businesses and announced a restructuring plan to focus our business on our core competencies. While we believe these events, transactions and plans will have a positive impact on our financial condition and results of operations, these changes will result in at least a significant near-term reduction in our revenues, could lead to a disruption in our operations and employee morale, could lead to unplanned attrition of employees, and adversely affect our ability to attract highly skilled employees. In addition, many of our senior management are relatively new. Since June 2013, we have appointed a new Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, and have hired a new Chief Commercial Officer, a new General Counsel, a new Principal Accounting Officer, a new Executive Vice President of Human Resources and a new President of our Integrated Photonics Division, who has transitioned into the role of Chief Scientist. We have also decreased the size of our Board of Directors from nine to seven. It is important to our success that our Chief Executive Officer continues building an effective management team and global organization. It may take some time for each of the new members of our management team to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results. If we experience these or other adverse consequences, fail to manage these transitions, do not find and retain experienced management personnel, or are otherwise unable to realize the expected benefits of our restructuring plan, our business, results of operations and financial condition would be materially and adversely affected and we may not be able to continue as a going concern over the long term.
We have a history of large operating losses. We may not be able to achieve profitability in the future and as a result we may not be able to maintain sufficient levels of liquidity.
We have historically incurred losses and negative cash flows from operations since our inception. As of September 26, 2015, we had an accumulated deficit of $1,357.7 million. We incurred a loss from continuing operations of $3.5 million and negative cash flows from operations of $2.9 million during the three months ended September 26, 2015, and we incurred losses from continuing operations for the years ended June 27, 2015 and June 28, 2014 of $48.2 million and $102.1 million, respectively.
As of September 26, 2015, we held $107.7 million in cash and restricted cash, comprised of $105.1 million in cash and cash equivalents and $2.8 million in restricted cash; and we had working capital, including cash, of $183.0 million. At September 26, 2015, we had debt of $65.9 million, consisting of capital leases and convertible notes payable.
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
For the three months ended September 26, 2015 and the fiscal years ended June 27, 2015 and June 28, 2014, 15 percent, 16 percent and 11 percent of our revenues, respectively, were derived from sales to customers located in the United States and 85 percent, 84 percent and 89 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

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
In connection with our acquisition of Xtellus, during the first quarter of fiscal year 2012 we issued 0.9 million shares of our common stock to settle our escrow liability. In connection with our acquisition of Mintera, during the second quarter of fiscal year 2012, we issued 0.8 million shares of our common stock to pay portions of the 12 month earnout obligations. In connection with our acquisition of Opnext, during the first quarter of fiscal year 2013, we issued 38.4 million shares of our common stock. In addition, during the second quarter of fiscal year 2014, we issued 13.5 million shares of our common stock in connection with the conversion of the convertible notes issued in December, 2012. We also have $65 million of convertible notes outstanding, which if converted, would result in us issuing up to 44.5 million shares of our common stock. In May 2013, we also issued 1.8 million warrants to purchase our common stock at an exercise price of $1.50 per share in connection with the term loan we received in May 2013. On May 2, 2014, these warrants were exercised, resulting in the issuance of 978,457 shares of our common stock. The issuance of these shares and their subsequent sale will dilute our existing stockholders and could potentially have a negative impact on our stock price.
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
We are a party to a small number of lawsuits and will continue to incur legal fees and other costs related thereto, including potentially expenses for the reimbursement of legal fees of officers and directors under indemnification obligations. The expense of continuing to defend such litigation may be significant. In addition, there can be no assurance that we will be successful in any defense. Further, the amount of time that will be required to resolve these lawsuits is unpredictable and these actions may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may arise from time to time could have a material adverse effect on our business, results of operations and financial condition.
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
As of September 26, 2015, we had $2.3 million in other intangible assets and $41.5 million of property and equipment, net on our condensed consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the other intangible assets and the implied fair value of the other intangible assets in the period in which such determination is made. The testing of other intangible assets for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.
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
Man-made problems such as computer viruses or terrorism may disrupt our operations and harm our operating results.
Despite our implementation of network security measures our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may meet with resistance. In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. Likewise, events such as widespread blackouts could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.
We may be subject to theft, loss, or misuse of personal data about our employees, customers, or other third parties, which could increase our expenses, damage our reputation, or result in legal or regulatory proceedings.
The theft, loss, or misuse of personal data collected, used, stored, or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims. Global privacy legislation, enforcement, and policy activity in this area are rapidly expanding and creating a complex compliance regulatory environment. Costs to comply with and implement these privacy-related and data protection measures could be significant. In addition, our even inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others.
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

OCLARO, INC. (Registrant)

November 5, 2015	By:	/s/ GREG DOUGHERTY
Greg Dougherty Chief Executive Officer (Principal Executive Officer)

November 5, 2015	By:	/s/ PETE MANGAN
Pete Mangan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.49 (1)	Second Loan Modification Agreement, dated September 17, 2015, between Oclaro, Inc., Oclaro Technology Limited and Silicon Valley Bank.
31.1 (1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2 (1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith.