Form 10-Q
period 2015-12-26
OCLARO, INC.
filed 2016-02-04
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-30684

OCLARO, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1303994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
225 Charcot Avenue, San Jose, California 95131
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒
111,045,922 shares of common stock outstanding as of January 29, 2016

OCLARO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 26, 2015	June 27, 2015
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$114,058	$111,840
Restricted cash	1,623	3,275
Accounts receivable, net of allowances for doubtful accounts of $2,433 and $2,815 as of December 26, 2015 and June 27, 2015, respectively; and including $1,141 and $709 due from related parties as of December 26, 2015 and June 27, 2015, respectively	77,423	74,815
Inventories	71,281	66,342
Prepaid expenses and other current assets	20,261	22,746
Total current assets	284,646	279,018
Property and equipment, net	46,067	41,766
Other intangible assets, net	2,045	2,579
Other non-current assets	2,132	2,521
Total assets	$334,890	$325,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $4,825 and $4,831 due to related parties at December 26, 2015 and June 27, 2015, respectively	$60,244	$53,133
Accrued expenses and other liabilities	40,230	35,648
Capital lease obligations, current	3,516	3,580
Total current liabilities	103,990	92,361
Deferred gain on sale-leaseback	8,075	8,978
Convertible notes payable	61,652	61,246
Capital lease obligations, non-current	317	1,167
Other non-current liabilities	9,606	9,132
Total liabilities	183,640	172,884
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 275,000 shares authorized, 111,045 shares issued and outstanding at December 26, 2015; and 175,000 shares authorized, 109,889 shares issued and outstanding at June 27, 2015	1,110	1,099
Additional paid-in capital	1,468,648	1,464,567
Accumulated other comprehensive income	39,037	41,526
Accumulated deficit	(1,357,545)	(1,354,192)
Total stockholders’ equity	151,250	153,000
Total liabilities and stockholders’ equity	$334,890	$325,884

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(Thousands, except per share amounts)
Revenues, including $1,007 and $1,899 from related parties for the three and six months ended December 26, 2015, respectively, and $794 and $1,971 from related parties for the three and six months ended December 27, 2014, respectively	$94,129	$86,820	$181,679	$176,061
Cost of revenues	67,521	73,054	132,374	147,886
Gross profit	26,608	13,766	49,305	28,175
Operating expenses:
Research and development	11,075	11,721	22,020	25,634
Selling, general and administrative	12,791	13,646	25,999	29,060
Amortization of other intangible assets	250	269	501	687
Restructuring, acquisition and related (income) expense, net	6	(8,038)	38	(6,308)
(Gain) loss on sale of property and equipment	(46)	(26)	167	371
Total operating expenses	24,076	17,572	48,725	49,444
Operating income (loss)	2,532	(3,806)	580	(21,269)
Other income (expense):
Interest income (expense), net	(1,247)	(89)	(2,523)	(193)
Gain (loss) on foreign currency transactions, net	(500)	(675)	4	(2,685)
Other income (expense), net	357	329	470	884
Total other income (expense)	(1,390)	(435)	(2,049)	(1,994)
Income (loss) from continuing operations before income taxes	1,142	(4,241)	(1,469)	(23,263)
Income tax (benefit) provision	985	(38)	1,884	916
Income (loss) from continuing operations	157	(4,203)	(3,353)	(24,179)
Loss from discontinued operations, net of tax	—	(8,080)	—	(8,458)
Net income (loss)	$157	$(12,283)	$(3,353)	$(32,637)
Basic net income (loss) per share:
Income (loss) per share from continuing operations	$0.00	$(0.04)	$(0.03)	$(0.22)
Loss per share from discontinued operations	0.00	(0.07)	0.00	(0.08)
Basic net income (loss) per share	$0.00	$(0.11)	$(0.03)	$(0.30)
Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$0.00	$(0.04)	$(0.03)	$(0.22)
Loss per share from discontinued operations	0.00	(0.07)	0.00	(0.08)
Diluted net income (loss) per share	$0.00	$(0.11)	$(0.03)	$(0.30)
Shares used in computing net income (loss) per share:
Basic	110,296	107,849	109,877	107,549
Diluted	112,394	107,849	109,877	107,549
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(Thousands)
Net income (loss)	$157	$(12,283)	$(3,353)	$(32,637)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	—	4	—	(15)
Currency translation adjustments	(596)	(1,874)	(2,479)	(3,583)
Pension adjustment, net of tax benefits	—	76	(10)	579
Total comprehensive loss	$(439)	$(14,077)	$(5,842)	$(35,656)
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 26, 2015	December 27, 2014
	(Thousands)
Cash flows from operating activities:
Net loss	$(3,353)	$(32,637)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred gain on sale-leaseback	(441)	(228)
Amortization of debt discount and issuance costs in connection with convertible notes payable	406	—
Gain on sale of Komoro Business	—	(8,315)
Adjustment to the hold-backs related to the sales of the Zurich and Amplifier Businesses	—	7,650
Depreciation and amortization	8,040	9,719
Stock-based compensation expense	4,367	3,042
Other non-cash adjustments	167	(24)
Changes in operating assets and liabilities:
Accounts receivable, net	(4,268)	(7,368)
Inventories	(6,355)	(4,364)
Prepaid expenses and other current assets	1,734	11,364
Other non-current assets	296	(372)
Accounts payable	1,930	(856)
Accrued expenses and other liabilities	5,479	(6,911)
Net cash (used in) provided by operating activities	8,002	(29,300)
Cash flows from investing activities:
Purchases of property and equipment	(6,632)	(9,166)
Proceeds from sale of Komoro Business		13,783
Transfer from restricted cash	1,555	682
Net cash (used in) provided by investing activities	(5,077)	5,299
Cash flows from financing activities:
Proceeds from issuance of common stock, net	133	13
Shares repurchased for tax withholdings on vesting of restricted stock units	(554)	—
Payments on capital lease obligations	(1,468)	(2,030)
Net cash used in financing activities	(1,889)	(2,017)
Effect of exchange rate on cash and cash equivalents	1,182	1,582
Net increase (decrease) in cash and cash equivalents	2,218	(24,436)
Cash and cash equivalents at beginning of period	111,840	98,973
Cash and cash equivalents at end of period	$114,058	$74,537

Supplemental disclosures of non-cash transactions:
Purchases of property and equipment funded by accounts payable	(6,099)	—

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PREPARATION
Basis of Presentation
Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Quarterly Report on Form 10-Q as “Oclaro,” “we,” “us” or “our.”
The accompanying unaudited condensed consolidated financial statements of Oclaro as of December 26, 2015 and for the three and six months ended December 26, 2015 and December 27, 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three and six months ended December 26, 2015 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending July 2, 2016.
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

Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ending July 2, 2016 will be a 53 week year, with the quarter ended December 26, 2015 being a 13 week quarterly period. Our fiscal quarter ending March 26 2016 will have 13 weeks and our fiscal quarter ending July 2, 2016 will have 14 weeks. Our fiscal year ended June 27, 2015 was a 52 week year, with the quarter ended December 27, 2014 being a 13 week quarterly period.
Reclassifications
For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications did not affect our consolidated revenues, net income (loss), cash flows, cash and cash equivalents or stockholders’ equity as previously reported.

NOTE 2. RECENT ACCOUNTING STANDARDS
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This amendment eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as non-current on the balance sheet. We elected to early adopt this guidance in the second quarter of fiscal year 2016. The implementation of this guidance did not have a material impact on our financial statements and footnote disclosures.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. This amendment requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for us prospectively in the first quarter of fiscal year 2017. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.
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
In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. Under ASU 2015-11, we are required to measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for us prospectively in the first quarter of fiscal year 2017, with early application permitted. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.
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

NOTE 3. BALANCE SHEET DETAILS
Cash and Cash Equivalents
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	December 26, 2015	June 27, 2015
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$114,058	$110,196
Money market funds	—	1,644
	$114,058	$111,840
Restricted Cash
As of December 26, 2015, we had restricted cash of $1.9 million, including $0.2 million in other non-current assets, consisting of collateral for the performance of our obligations under certain lease facility agreements and collateral to secure certain of our credit card accounts and deposits for value-added taxes in foreign jurisdictions.
Inventories
The following table provides details regarding our inventories at the dates indicated:

	December 26, 2015	June 27, 2015
	(Thousands)
Inventories:
Raw materials	$23,485	$19,610
Work-in-process	27,299	19,812
Finished goods	20,497	26,920
	$71,281	$66,342

Property and Equipment, Net
The following table provides details regarding our property and equipment, net at the dates indicated:

	December 26, 2015	June 27, 2015
	(Thousands)
Property and equipment, net:
Buildings and improvements	$11,523	$11,837
Plant and machinery	41,285	33,603
Fixtures, fittings and equipment	6,255	4,785
Computer equipment	12,026	12,401
	71,089	62,626
Less: Accumulated depreciation	(25,022)	(20,860)
	$46,067	$41,766
Property and equipment includes assets under capital leases of $3.8 million at December 26, 2015 and $4.7 million at June 27, 2015, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense.
Other Intangibles Assets, Net
The following table summarizes the activity related to our other intangible assets for the six months ended December 26, 2015:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Amortization	Total
	(Thousands)
Balance at June 27, 2015	$6,249	$4,595	$2,402	$915	$3,338	$(14,920)	$2,579
Amortization	—	—	—	—	—	(501)	(501)
Translations and adjustments	(5)	(26)	(2)	—	—	—	(33)
Balance at December 26, 2015	$6,244	$4,569	$2,400	$915	$3,338	$(15,421)	$2,045
We expect the amortization of intangible assets to be $0.5 million for the remainder of fiscal year 2016, $0.8 million for fiscal year 2017, $0.6 million for fiscal year 2018 and $0.1 million for fiscal year 2019, based on the current level of our other intangible assets as of December 26, 2015.
Accrued Expenses and Other Liabilities
The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	December 26, 2015	June 27, 2015
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$9,236	$5,250
Compensation and benefits related accruals	14,429	11,298
Warranty accrual	3,097	2,932
Accrued restructuring, current	264	712
Purchase commitments in excess of future demand, current	2,593	3,162
Other accruals	10,611	12,294
	$40,230	$35,648

Accrued Restructuring
The following table summarizes the activity related to our accrued restructuring charges for the six months ended December 26, 2015:

	Lease Cancellations, Commitments and Other Charges	Termination Payments to Employees and Related Costs	Total Accrued Restructuring Charges
	(Thousands)
Balance at June 27, 2015	$228	$484	$712
Charged to restructuring costs	—	265	265
Paid or other adjustments	(215)	(498)	(713)
Balance at December 26, 2015	$13	$251	$264
Current portion	13	251	264
Non-current portion	—	—	—
The current portion of accrued restructuring liabilities is included in the caption accrued expenses and other liabilities in the condensed consolidated balance sheet.
During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the three months ended December 26, 2015, we recorded minimal restructuring charges. During the six months ended December 26, 2015, we recorded restructuring charges of $0.3 million in connection with this restructuring plan, which related to workforce reductions. During the three and six months ended December 27, 2014, we recorded a net reversal of restructuring charges of $0.5 million and a restructuring charge of $0.2 million, respectively, in connection with this restructuring plan. The restructuring charges for the three months ended December 27, 2014 include a $0.7 million reversal of restructuring charges related to revised estimates for certain commitments, partially offset by $0.2 million related to workforce reductions. The restructuring charges for the six months ended December 27, 2014 include $0.3 million related to workforce reductions and a $0.1 million reversal of restructuring charges related to revised estimates for lease cancellations and commitments. During the three months ended December 26, 2015, we made minimal scheduled payments. During the six months ended December 26, 2015, we made scheduled payments of $0.4 million. During the three and six months ended December 27, 2014, we made scheduled payments of $0.3 million and $1.8 million, respectively. As of December 26, 2015, we had $0.3 million in accrued restructuring liabilities related to this restructuring plan.
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of a portion of our Shenzhen, China manufacturing operations to Venture Corporation Limited ("Venture"). This transition occurred in a phased and gradual transfer of certain products and was completed in fiscal year 2015. In connection with this transition, we recorded restructuring charges related to employee separation charges of $0.8 million and $1.8 million during the three and six months ended December 27, 2014, respectively and made scheduled payments of $0.8 million and $2.1 million, respectively, to settle a portion of these restructuring liabilities. As of December 26, 2015 and June 27, 2015, we had no remaining accrued restructuring liabilities related to this restructuring plan.
Common Stock
On November 10, 2015, our stockholders approved an amendment to our Restated Certificate of Incorporation, increasing the number of authorized shares of our common stock from 175.0 million shares to 275.0 million shares.
Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income at the dates indicated:

	December 26, 2015	June 27, 2015
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$38,872	$41,351
Japan defined benefit plan	165	175
	$39,037	$41,526

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
The contingent obligation related to the make-whole premium on our 6.00% Convertible Senior Notes was valued using a binomial lattice valuation model which estimated the value based on the probability and timing of conversion. As of February 19, 2015, the date of the debt issuance, and as of December 26, 2015, the fair value of this contingent obligation is estimated at zero. The contingent obligation will continue to be revalued each reporting period and classified within Level 3 of the fair value hierarchy.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at December 26, 2015 and June 27, 2015:

	Fair Value Measurement at December 26, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Thousands)
Assets:
Restricted cash:
Money market funds	1,215	—	—	1,215
Total assets measured at fair value	$1,215	$—	$—	$1,215

	Fair Value Measurement at June 27, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:	(Thousands)
Cash and cash equivalents: (1)
Money market funds	1,644	—	—	1,644
Restricted cash:
Money market funds	1,215	—	—	1,215
Total assets measured at fair value	$2,859	$—	$—	$2,859

(1)	Excludes $110.2 million in cash held in our bank accounts at June 27, 2015.

NOTE 5. BUSINESS COMBINATIONS AND DISPOSITIONS
Sale of Komoro, Japan Industrial and Consumer Business ("Komoro Business")
On August 5, 2014, Oclaro Japan, Inc., our wholly-owned subsidiary (“Oclaro Japan”), entered into a Master Separation Agreement (“MSA”) with Ushio Opto and Ushio, Inc. (“Ushio”), whereby Ushio Opto agreed to acquire the industrial and consumer business of Oclaro Japan located at its Komoro, Japan facility (the “Komoro Business”). On October 27, 2014, the sale was completed. In connection with the sale of the Komoro Business, we transferred net assets with a book value of $6.3 million to Ushio Opto. Initial consideration for this transaction consisted of 1.85 billion Japanese yen (approximately $17.1 million based on the exchange rate on October 27, 2014) in cash, of which 1.6 billion Japanese yen (approximately $14.8 million based on the exchange rate on October 27, 2014) was paid at the closing and 250 million Japanese yen (approximately $2.1 million based on the exchange rate on April 24, 2015) was paid into escrow and was released to Oclaro Japan on April 24, 2015. In addition, under the MSA, we were subject to a post-closing net asset valuation adjustment. We determined that based on the net assets transferred to Ushio Opto during the second quarter of fiscal year 2015, we owed Ushio Opto a post-closing net asset valuation adjustment of $1.4 million, which was paid to Ushio Opto in the third quarter of fiscal year 2015.
We completed the transfer of net assets in the second quarter of fiscal year 2015 and recognized a gain of $8.3 million within restructuring, acquisition and related (income) expense, net in the condensed consolidated statements of operations.
Income (loss) from continuing operations before income taxes attributable to the Komoro Business was $0.3 million loss and $1.3 million income for the three and six months ended December 27, 2014 (up through October 27, 2014, the date the sale was completed).
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
The following table presents the statements of operations for the discontinued operations of the Amplifier Business:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(Thousands)
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses	—	(54)	—	161
Other income (expense), net	—	(3,060)	—	(3,060)
Loss from discontinued operations before income taxes	—	(3,006)	—	(3,221)
Income tax provision	—	—	—	—
Loss from discontinued operations	$—	$(3,006)	$—	$(3,221)
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
The following table presents the statements of operations for the discontinued operations of the Zurich Business:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(Thousands)		(Thousands)
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	163
Gross loss	—	—	—	(163)
Operating expenses	—	484	—	484
Other income (expense), net	—	(4,590)	—	(4,590)
Loss from discontinued operations before income taxes	—	(5,074)	—	(5,237)
Income tax provision	—	—	—	—
Loss from discontinued operations	$—	$(5,074)	$—	$(5,237)
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
The Notes will mature on February 15, 2020 and will bear interest at a fixed rate of 6.00 percent per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. During the three and six months ended December 26, 2015, we recorded $1.2 million and $2.4 million, respectively, in interest expense, including the amortization of the debt discount and the issuance costs, and made interest payments of $1.9 million related to the 6.00% Notes during the six months ended December 26, 2015.
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
Prior to February 15, 2018, we may not redeem the 6.00% Notes. On or after February 15, 2018, we may redeem for cash all of the 6.00% Notes if the last reported sale price per share of our common stock has been at least 130 percent of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within five trading days prior to the date on which we provide notice of redemption. The redemption price will equal (i) 100 percent of the principal amount of the Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date plus (iii) the sum of the present values of each of the remaining scheduled payments of interest that would have been made on the 6.00% Notes to be redeemed had such 6.00% Notes remained outstanding from the redemption date to the maturity date (excluding interest accrued to, but excluding, the redemption date that is otherwise paid pursuant to the immediately preceding clause (ii)). Once notified, the holders of the 6.00% Notes could elect to convert, at which point they would receive their shares of common stock based on the initial exchange rate plus up to an additional 11.2 million shares.
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
Our contingent obligation to make a make-whole payment in the event of an early conversion by the holders of the 6.00% Notes, or at our election to redeem the 6.00% Notes for cash, are both considered embedded derivatives. As of February 19, 2015, the date of the debt issuance, and as of December 26, 2015, the fair value of the embedded derivatives is estimated at zero. The estimated fair value of the embedded derivatives was determined by using a binomial lattice approach to determine the probability and timing of a conversion or redemption.
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
The following table sets forth balance sheet information related to the 6.00% Notes at December 26, 2015 and June 27, 2015:

	December 26, 2015	June 27, 2015
	(Thousands)
Principal value of the liability component	$65,000	$65,000
Unamortized value of the debt discount and issuance costs	(3,348)	(3,754)
Net carrying value of the liability component	$61,652	$61,246
At December 26, 2015, the $2.8 million debt discount and the $0.5 million issuance costs are recorded as a contra-liability in convertible notes payable within the condensed consolidated balance sheet.

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
If the Loan Agreement terminates prior to its maturity date, we will pay a termination fee equal to 1.00 percent of the total credit facility if such termination occurs in the first year after closing, 0.75 percent of the total credit facility if such termination occurs in the second year after closing and 0.50 percent of the total credit facility if such termination occurs in the third year after closing. The maturity date of the Loan Agreement is March 28, 2017. At December 26, 2015 and June 27, 2015, there were no amounts outstanding under the Loan Agreement.
On September 17, 2015, we entered into an amendment to the Loan Agreement with the Bank increasing from $5.0 million to $15.0 million the amount of equipment liens that may qualify as "Permitted Liens" thereunder.
The Loan Agreement is more fully discussed in Note 7, Credit Line and Notes, to our consolidated financial statements included in our 2015 Form 10-K.

NOTE 7. POST-RETIREMENT BENEFITS
Japan Defined Contribution Plan
In connection with our acquisition of Opnext, we assumed a defined contribution plan and a defined benefit plan that provides retirement benefits to our employees in Japan.
Under the defined contribution plan, contributions are provided based on grade level and totaled $0.1 million and $0.2 million for the three and six months ended December 26, 2015, respectively, and $0.1 million and $0.3 million for the three and six months ended December 27, 2014, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
Japan Defined Benefit Plan
Under the defined benefit plan in Japan (the “Japan Plan”), we calculate benefits based on an employee’s individual grade level and expected years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination.
During the second quarter of fiscal year 2015, we sold our Komoro Business, and as part of the sale transferred a portion of our Japan Plan covering employees of the Komoro Business to Ushio Opto.
As of December 26, 2015, there were no plan assets associated with the Japan Plan. As of December 26, 2015, there was $0.1 million in accrued expenses and other liabilities and $5.1 million in other non-current liabilities in our condensed consolidated balance sheet to account for the projected benefit obligations under the Japan Plan. Net periodic pension costs for the Japan Plan included the following:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(Thousands)
Service cost	$122	$177	$244	$376
Interest cost	11	18	21	38
Net amortization	—	12	—	27
Net periodic pension costs	$133	$207	$265	$441

We made benefit payments under the Japan Plan of zero and $0.1 million during the three and six months ended December 26, 2015, respectively, and $0.1 million and $0.1 million during the three and six months ended December 27, 2014, respectively.

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
The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(Thousands)
Warranty provision—beginning of period	$3,168	$4,054	$2,932	$4,672
Warranties issued	353	764	857	893
Warranties utilized or expired	(435)	(1,184)	(688)	(1,859)
Currency translation and other adjustments	11	(160)	(4)	(232)
Warranty provision—end of period	$3,097	$3,474	$3,097	$3,474
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

The following table shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation at December 26, 2015:

Capital Leases
(Thousands)
Fiscal Year Ending:
2016 (remaining)	$2,069
2017	1,791
2018	43
2019	29
2020	71
Thereafter	—
Total minimum lease payments	4,003
Less amount representing interest	(170)
Present value of capitalized payments	3,833
Less: current portion	(3,516)
Long-term portion	$317
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
We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of December 26, 2015 and June 27, 2015, the liability for these purchase commitments was $2.6 million and $3.2 million, respectively, and was included in accrued expenses and other liabilities in our condensed consolidated balance sheets.
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
Raysung initially requested that the court award damages of approximately RMB 4.8 million (equivalent to approximately $0.8 million at the exchange rate in effect December 26, 2015), and requested that Oclaro Shenzhen take the finished products that are now stored in Raysung’s warehouse (the value of the finished product is approximately RMB 13.5 million (equivalent to approximately $2.2 million at the exchange rate in effect December 26, 2015)) and requested that Oclaro Shenzhen pay its court fees in connection with this suit.
The Xi’an Court delivered an Asset Preservation Order which was served on Oclaro Shenzhen and the local Customs office. According to the Asset Preservation Order, Oclaro Shenzhen was ordered to maintain RMB 15.0 million (equivalent to approximately $2.5 million at the exchange rate in effect December 26, 2015) or assets equivalent to the said amount during the litigation process, and the Customs office was ordered to restrict Oclaro Shenzhen's equipment from being exported before the Asset Preservation Order is lifted. On November 11, 2013, Oclaro Shenzhen entered into a settlement agreement. Under the terms of this settlement agreement, Oclaro Shenzhen agreed to pay $0.5 million in payment of invoices for certain materials to Raysung and to work with Raysung to requalify it as a vendor for certain Oclaro Shenzhen manufacturing requirements, in consideration of which Raysung agreed to submit the settlement agreement to the Xi’an Court so it could issue a civil mediation agreement, apply for a discharge of the Asset Preservation Order and waive the right to bring any legal actions against Oclaro Shenzhen relating to these matters. Oclaro Shenzhen performed its obligations under the settlement agreement, however, on January 15, 2014, Raysung applied to the Xi’an Court to terminate the settlement agreement and add Oclaro, Inc. as a co-defendant in the original civil suit.
On March 26, 2014, the Xi’an Court froze RMB 15.0 million (equivalent to approximately $2.5 million at the exchange rate in effect December 26, 2015) of cash held in Oclaro Shenzhen’s bank account in China. On April 30, 2014, Oclaro Shenzhen submitted a challenge to the jurisdiction of the Xi'an Court. On May 26, 2014, the Xi'an Court overruled the jurisdictional challenge. On June 4, 2014, Oclaro Shenzhen filed an appeal with the Shaanxi High Court to revoke the civil order of the Xi'an Court overruling Oclaro Shenzhen's jurisdictional challenge. The Shaanxi High Court held hearings on July 15, 2014 and July 30, 2014, and on August 20, 2014 sustained the Xi'an Court's civil order on jurisdiction and transferred the case back to the Xi'an Court for substantive proceedings. On September 22, 2014, Raysung amended its complaint in the Xi'an Court proceeding by increasing its claims to RMB 36.2 million (equivalent to approximately $5.9 million at the exchange rate in effect on December 26, 2015). On October 22, 2014, the Xi'an Court conducted a hearing on the substantive elements of Raysung's claims. At the same hearing, Oclaro Shenzhen filed counterclaims against Raysung for RMB 7.4 million (equivalent to approximately $1.2 million at the exchange rate in effect on December 26, 2015) of losses resulting from supply of products with unqualified materials. On December 17, 2014, the Xi'an Court conducted a hearing on the substantive elements of each party's claims against the other party. On April 2, 2015, the Xi'an Court released RMB 5.0 million of cash (equivalent to approximately $0.8 million at the exchange rate in effect December 26, 2015) previously frozen in Oclaro Shenzhen's bank account in exchange for a new lien on physical assets located at Oclaro Shenzhen's facility with an equivalent appraised value. The Asset Preservation Order is currently in effect until March 2016. On April 10, 2015, the Xi'an Court issued a decision, ruling that Oclaro Shenzhen should pay Raysung RMB 11.4 million (equivalent to approximately $1.9 million at the exchange rate in effect December 26, 2015). The Xi'an Court also dismissed Raysung's other claims and each of Oclaro Shenzhen's counterclaims.
On April 24, 2015, Oclaro Shenzhen filed an appeal of the Xi'an Court decision with the Shaanxi High Court, on the basis of both factual and legal error in the underlying decision. On June 30, 2015, the Shaanxi High Court conducted an appeal hearing, at which time Oclaro Shenzhen and Raysung presented arguments supporting their respective positions and rebutting each other's claims. During July 2015, the Shaanxi High Court conducted ex parte meetings with each of Oclaro Shenzhen and Raysung and asked for additional information, but did not subsequently schedule or hold any additional hearings with both parties present. On August 21, 2015, the Shaanxi High Court's judgment was delivered to Oclaro Shenzhen's Chinese counsel and became effective on this date. The Shaanxi High Court found that Oclaro Shenzhen was the breaching party and, therefore, required that Oclaro Shenzhen pay Raysung a total of approximately RMB 15.0 million (equivalent to approximately $2.5 million at the exchange rate in effect December 26, 2015), which includes damages and fees. We determined to make the payment required by the judgment of the Shaanxi High Court and to close this matter.
Following the delivery of the Shaanxi High Court judgment to Oclaro Shenzhen on August 21, 2015, we recorded a $2.5 million charge in selling, general and administrative expense within our statement of operations for fiscal year 2015 and $2.5 million in accrued expenses and other liabilities in our condensed consolidated balance sheet at June 27, 2015. As of December 26, 2015, we have fully satisfied the judgment and each of the related judicial proceedings has been closed.
Kunst Worker Compensation Matter
On June 18, 2015, Gerald Kunst, or Kunst, filed a civil suit against us and Travelers Property Casualty Company of America, or Travelers, in Massachusetts Superior Court, Civil Action No. SUCV2015-01818F. Travelers is our general liability insurance carrier. The complaint filed by Kunst, an employee of a third party service provider, alleges that he was injured while performing air conditioning repair services on the premises of our Acton, Massachusetts facility and seeks judgment in an amount to be determined by the court or jury, together with interest and costs. On July 24, 2015, we filed an answer to the complaint, which included our affirmative defenses. The parties have begun to conduct initial discovery. As of February 4, 2016, no hearing has been scheduled in this matter. We intend to vigorously defend against this litigation.

NOTE 9. EMPLOYEE STOCK PLANS

Stock Incentive Plans
On November 10, 2015, our stockholders approved an amendment to the Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (the "Plan"), adding 8.0 million shares of our common stock to the share reserve under the Plan.
As of December 26, 2015, there were 12.5 million shares of our common stock available for grant under the Plan.
We generally grant stock options that vest over a two to four year service period, and restricted stock awards and restricted stock unit awards that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors or the compensation committee of our board of directors.
Performance Stock Units
In July 2011, our board of directors approved the grant of 0.2 million performance-based restricted stock units ("PSUs") to certain executive officers with an aggregate estimated grant date fair value of $0.9 million. In October 2013, the board of directors determined that achievement of the performance conditions was reached at the 100 percent target level. Approximately 0.1 million of the grants outstanding, or 50 percent, vested on October 22, 2013, with the remaining 50 percent scheduled to vest upon a two-year service condition through August 2015. As of December 26, 2015, there were no PSUs outstanding related to this grant.
In March 2014, our board of directors approved a grant of 0.2 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $0.5 million. These PSUs vest upon the achievement of non-GAAP operating income break-even for calendar year 2015. Vesting is also contingent upon service conditions being met through February 2018. If the performance condition is not achieved, then the corresponding PSUs will be forfeited in the third quarter of fiscal year 2016. As of December 26, 2015, there were 0.1 million PSUs outstanding related to this grant, after adjustments for forfeitures due to terminations, with an aggregate estimated grant date fair value of $0.4 million. During the second quarter of fiscal year 2015, we determined that the achievement of the performance condition associated with these PSUs was improbable and reversed approximately $0.1 million in previously recognized stock-based compensation expense related to these PSUs. On January 27 2016, the compensation committee of our board of directors confirmed that the performance condition associated with these PSUs was not met and the PSUs expired.
In August 2014, our board of directors approved a grant of 0.5 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $0.9 million. These PSUs will vest at 100 percent upon the achievement of two consecutive quarters with positive adjusted earnings before interest, taxes, depreciation and amortization ("AEBITDA") on or before the end of our fiscal year 2017. If the performance condition is not achieved, then the corresponding PSUs will be forfeited in the first quarter of fiscal year 2018. During the second quarter of fiscal year 2016, the performance condition related to these PSUs was achieved. On February 2, 2016, the compensation committee of our board of directors certified that the performance condition was achieved and the PSUs immediately vested 100 percent.
In August 2015, our board of directors approved a grant of 0.9 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $2.5 million. Subject to the achievement of positive free cash flow (defined as AEBITDA less capital expenditures) in any fiscal quarter ending prior to June 30, 2018, vesting of these PSUs is contingent upon service conditions being met through August 10, 2018. On October 29 2015, the compensation committee of our board of directors certified that this performance condition was achieved during the quarter ended September 26, 2015. As a result, these PSUs will cliff vest with respect to 33.4 percent of the underlying shares on August 10, 2016, and with respect to 8.325 percent of the underlying shares each subsequent quarter over the following two years, subject to continuous service.
Restricted Stock Units
In July 2015, our board of directors approved a retention grant of 0.9 million restricted stock units ("RSUs") to certain executive officers and 1.5 million RSUs to other employees, which vest over three years.

Stock Incentive Plan Activity
The following table summarizes the combined activity under all of our equity incentive plans for the six months ended December 26, 2015:

	Shares Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balance at June 27, 2015	8,921	3,381	$7.07	4,545	$1.80
Increase in share reserve	8,000	—	—	—	—
Granted	(4,985)	—	—	3,561	2.07
Exercised or released	192	(43)	2.82	(1,427)	1.82
Forfeited or expired	339	(181)	11.54	(96)	2.41
Balance at December 26, 2015	12,467	3,157	6.87	6,583	1.93
Supplemental disclosure information about our stock options and stock appreciation rights ("SARs") outstanding as of December 26, 2015 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable	2,850	$7.40	3.9	$516
Options and SARs outstanding	3,157	6.87	4.3	981
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $3.54 on December 24, 2015, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.6 million shares of common stock subject to in-the-money options which were exercisable as of December 26, 2015. We settle employee stock option exercises with newly issued shares of common stock.

NOTE 10. STOCK-BASED COMPENSATION
We recognize stock-based compensation expense in our condensed consolidated statement of operations related to all share-based awards, including grants of stock options, based on the grant date fair value of such share-based awards. Estimating the grant date fair value of such share-based awards requires us to make judgments in the determination of inputs into the Black-Scholes stock option pricing model which we use to arrive at an estimate of the grant date fair value for such awards. The assumptions used in this model to value stock option grants were as follows (assumptions are not applicable for the three and six months ended December 26, 2015, as there were no stock options granted during those periods):

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
Stock options:
Expected life	N/A	5.3 years	N/A	5.3 years
Risk-free interest rate	N/A	1.6%	N/A	1.6%
Volatility	N/A	76.0%	N/A	76.9%
Dividend yield	N/A	—	N/A	—

The amounts included in cost of revenues and operating expenses for stock-based compensation were as follows:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$472	$576	$928	$906
Research and development	491	410	915	742
Selling, general and administrative	1,580	770	2,524	1,394
	$2,543	$1,756	$4,367	$3,042
Stock-based compensation by type of award:
Stock options	$53	$88	$115	$230
Restricted stock awards	2,535	1,551	4,296	2,736
Inventory adjustment to cost of revenues	(45)	117	(44)	76
	$2,543	$1,756	$4,367	$3,042
As of December 26, 2015 and June 27, 2015, we had capitalized approximately $0.5 million and $0.5 million, respectively, of stock-based compensation as inventory.
As of December 26, 2015, we had $0.4 million in unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.3 years, and $8.4 million in unrecognized stock-based compensation expense related to unvested time-based restricted stock awards, net of estimated forfeitures, that will be recognized over a weighted-average period of 1.8 years.
The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected be met, no compensation cost would be recognized on the shares underlying the PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. During the three and six months ended December 26, 2015, we recorded $0.8 million and $1.0 million, respectively, in stock-based compensation in connection with the PSUs issued in July 2011, March 2014, August 2014 and August 2015, including approximately $0.5 million related to the acceleration of the stock-based compensation in connection with the PSUs issued in August 2014 upon the achievement of the performance conditions. During the three and six months ended December 27, 2014, we recorded minimal stock-based compensation expense in connection with the PSUs issued in July 2011, March 2014 and August 2014.

NOTE 11. INCOME TAXES
The income tax provision of $1.0 million and $1.9 million for the three and six months ended December 26, 2015, respectively, and the income tax benefit of $38,000 and the income tax provision of $0.9 million for the three and six months ended December 27, 2014, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of December 26, 2015 and June 27, 2015 were approximately $4.5 million and $4.1 million, respectively. As of December 26, 2015, we had $2.9 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $1.1 million in the next twelve months.

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(Thousands, except per share amounts)
Net income (loss)	$157	(12,283)	(3,353)	(32,637)

Weighted-average shares - Basic	110,296	107,849	109,877	107,549
Effect of dilutive potential common shares from:
Stock options and stock appreciation rights	82	—	—	—
Restricted stock awards	2,016	—	—	—
Weighted-average shares - Diluted	112,394	107,849	109,877	107,549

Basic net income (loss) per share	$0.00	$(0.11)	$(0.03)	$(0.30)
Diluted net income (loss) per share	$0.00	$(0.11)	$(0.03)	$(0.30)
For the three and six months ended December 26, 2015, we excluded 36.2 million and 39.9 million, respectively, of outstanding stock options, stock appreciation rights, unvested restricted stock awards and shares issuable in connection with convertible notes from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.
For the three and six months ended December 27, 2014, we excluded 9.7 million and 9.1 million, respectively, of outstanding stock options, stock appreciation rights and unvested restricted stock awards from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 13. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION INFORMATION
Geographic Information
The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(Thousands)
China	$35,179	$25,531	$68,235	$46,253
United States	16,916	13,386	29,967	27,923
Mexico	14,196	10,899	26,534	22,890
Malaysia	8,307	13,761	16,160	29,461
Italy	6,818	6,768	13,889	10,903
Germany	4,010	6,233	8,952	14,387
Japan	1,344	1,704	2,966	5,448
Rest of world	7,359	8,538	14,976	18,796
	$94,129	$86,820	$181,679	$176,061

Product Groups
The following table sets forth revenues by product group:

	Three Months Ended		Six Months Ended
	December 26, 2015	December 27, 2014	December 26, 2015	December 27, 2014
	(Thousands)
100 Gb/s transmission modules	$49,554	$33,670	$90,382	$55,000
40 Gb/s transmission modules	11,308	19,300	22,136	41,466
10 Gb/s and lower transmission modules	33,267	32,005	69,161	70,231
Industrial and consumer	—	1,845	—	9,364
	$94,129	$86,820	$181,679	$176,061

During the second quarter of fiscal year 2015, we sold our Komoro Business, which included the industrial and consumer product group of Oclaro Japan.
Significant Customers and Concentration of Credit Risk
For the three months ended December 26, 2015, three customers accounted for 10 percent or more of our revenues, representing approximately 21 percent, 16 percent and 10 percent of our revenues, respectively. For the six months ended December 26, 2015, three customers accounted for 10 percent or more of our revenues, representing approximately 19 percent, 16 percent and 10 percent of our revenues, respectively.
For the three months ended December 27, 2014, three customers accounted for 10 percent or more of our revenues, representing approximately 20 percent, 14 percent and 13 percent of our revenues, respectively. For the six months ended December 27, 2014, four customers accounted for 10 percent or more of our revenues, representing approximately 23 percent, 13 percent, 10 percent and 10 percent of our revenues, respectively.
As of December 26, 2015, three customers accounted for 10 percent or more of our accounts receivable, representing approximately 19 percent, 11 percent and 11 percent of our accounts receivable, respectively. As of June 27, 2015, four customers accounted for 10 percent of our accounts receivable, representing approximately 24 percent, 13 percent, 11 percent and 11 percent of our accounts receivable, respectively.

NOTE 14. RELATED PARTY TRANSACTIONS
As of December 26, 2015, Hitachi, Ltd. ("Hitachi") held slightly less than 5 percent of our outstanding common stock based on Hitachi’s Schedule 13G filed with the Securities and Exchange Commission on December 2, 2015. During the second quarter of fiscal year 2016, Hitachi sold approximately 6.6 million shares of our common stock. Hitachi initially acquired these shares as a result of our acquisition of Opnext on July 23, 2012.
We continue to enter into transactions with Hitachi in the normal course of business. Sales to Hitachi were $1.0 million and $1.9 million for the three and six months ended December 26, 2015, respectively, and $0.8 million and $2.0 million for the three and six months ended December 27, 2014, respectively. Purchases from Hitachi were $5.5 million and $10.4 million for the three and six months ended December 26, 2015, respectively, and $3.9 million and $7.3 million for the three and six months ended December 27, 2014, respectively. At December 26, 2015, we had $1.1 million accounts receivable due from Hitachi and $4.8 million accounts payable due to Hitachi. At June 27, 2015 we had $0.7 million accounts receivable due from Hitachi and $4.8 million accounts payable due to Hitachi. We also have certain capital equipment leases with Hitachi Capital Corporation as described in Note 8, Commitments and Contingencies.
We are party to a research and development agreement and intellectual property license agreements with Hitachi.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target,” “model,” “may” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) our ability to timely develop, commercialize and ramp the production of new products, (ii) our ability to respond to evolving technologies, customer requirements and demands, and product design challenges, (iii) our dependence on a limited number of customers for a significant percentage of our revenues, (iv) our manufacturing yields, (v) our ability to effectively manage our inventory, (vi) competition and pricing pressure, (vii) our ability to meet or exceed our gross margin expectations, (viii) our ability to continue increasing the percentage of sales associated with our new products, (ix) the effects of fluctuating product mix on our results, (x) the effects of fluctuations in foreign currency exchange rates, (xi) our dependence on a limited number of suppliers and key contract manufacturers, (xii) our ability to timely capitalize on any increase in market demand, (xiii) our ability to maintain or increase our cash reserves and obtain debt or equity-based financing on acceptable terms or at all, (xiv) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources, (xv) our ability to service and repay our outstanding indebtedness pursuant to the terms of the applicable agreements, (xvi) our ability to further reduce costs and operating expenses, (xvii) the risks associated with our international operations, (xviii) the impact of continued uncertainty in world financial markets and any resulting reduction in demand for our products, (xix) the outcome of tax audits or similar proceedings, (xx) the outcome of pending litigation against us, and (xxi) other factors described in other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors" in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.
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
We have research and development ("R&D") and chip fabrication facilities in China, Italy, Japan, United Kingdom and the United States. We also have contract manufacturing sites in China, Japan, Malaysia, Taiwan and Thailand, with design, sales and service organizations in most of the major regions around the world.
Our customers include ADVA Optical Networking ("ADVA"); Ciena Corporation ("Ciena"); Cisco Systems, Inc. ("Cisco"); Coriant GmbH ("Coriant"); Huawei Technologies Co. Ltd ("Huawei"); InnoLight Technology Corporation ("InnoLight"); Juniper Networks, Inc. ("Juniper"); Nokia/Alcatel-Lucent; Telefonaktiebolaget LM Ericsson ("Ericsson") and ZTE Corporation ("ZTE").

RESULTS OF OPERATIONS
On September 12, 2013, we completed a Share and Asset Purchase Agreement with II-VI Incorporated ("II-VI") for the sale of our Zurich Business. On October 10, 2013, we entered into an Asset Purchase Agreement with II-VI for the sale of our Amplifier Business, which subsequently closed on November 1, 2013. We have classified the financial results of the Zurich and Amplifier Businesses as discontinued operations for all periods presented. The following presentations relate to continuing operations only and accordingly exclude the financial results of the Zurich and Amplifier Businesses, unless otherwise indicated.

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	December 26, 2015		December 27, 2014		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$94,129	100.0	$86,820	100.0	$7,309	8.4
Cost of revenues	67,521	71.7	73,054	84.1	(5,533)	(7.6)
Gross profit	26,608	28.3	13,766	15.9	12,842	93.3
Operating expenses:
Research and development	11,075	11.8	11,721	13.5	(646)	(5.5)
Selling, general and administrative	12,791	13.6	13,646	15.7	(855)	(6.3)
Amortization of other intangible assets	250	0.3	269	0.3	(19)	(7.1)
Restructuring, acquisition and related (income) expense, net	6	—	(8,038)	(9.3)	8,044	n/m	(1)
Gain on sale of property and equipment	(46)	—	(26)	—	(20)	76.9
Total operating expenses	24,076	25.6	17,572	20.2	6,504	37.0
Operating income (loss)	2,532	2.7	(3,806)	(4.4)	6,338	n/m	(1)
Other income (expense):
Interest income (expense), net	(1,247)	(1.3)	(89)	(0.1)	(1,158)	1,301.1
Gain (loss) on foreign currency transactions, net	(500)	(0.5)	(675)	(0.8)	175	(25.9)
Other income (expense), net	357	0.4	329	0.4	28	8.5
Total other income (expense)	(1,390)	(1.5)	(435)	(0.5)	(955)	219.5
Income (loss) from continuing operations before income taxes	1,142	1.2	(4,241)	(4.9)	5,383	n/m	(1)
Income tax (benefit) provision	985	1.0	(38)	(0.1)	1,023	n/m	(1)
Income (loss) from continuing operations	157	0.2	(4,203)	(4.8)	4,360	n/m	(1)
Loss from discontinued operations, net of tax	—	—	(8,080)	(9.3)	8,080	(100.0)
Net income (loss)	$157	0.2	$(12,283)	(14.1)	$12,440	n/m	(1)

(1)	Not meaningful.

	Six Months Ended					Increase
	December 26, 2015		December 27, 2014		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$181,679	100.0	$176,061	100.0	$5,618	3.2
Cost of revenues	132,374	72.9	147,886	84.0	(15,512)	(10.5)
Gross profit	49,305	27.1	28,175	16.0	21,130	75.0
Operating expenses:
Research and development	22,020	12.1	25,634	14.6	(3,614)	(14.1)
Selling, general and administrative	25,999	14.3	29,060	16.5	(3,061)	(10.5)
Amortization of other intangible assets	501	0.3	687	0.4	(186)	(27.1)
Restructuring, acquisition and related (income) expense, net	38	—	(6,308)	(3.6)	6,346	n/m	(1)
(Gain) loss on sale of property and equipment	167	0.1	371	0.2	(204)	(55.0)
Total operating expenses	48,725	26.8	49,444	28.1	(719)	(1.5)

Operating income (loss)	580	0.3	(21,269)	(12.1)	21,849	n/m	(1)
Other income (expense):
Interest income (expense), net	(2,523)	(1.4)	(193)	(0.1)	(2,330)	1,207.3
Gain (loss) on foreign currency transactions, net	4	—	(2,685)	(1.5)	2,689	n/m	(1)
Other income (expense), net	470	0.3	884	0.5	(414)	(46.8)
Total other income (expense)	(2,049)	(1.1)	(1,994)	(1.1)	(55)	2.8
Loss from continuing operations before income taxes	(1,469)	(0.8)	(23,263)	(13.2)	21,794	(93.7)
Income tax provision	1,884	1.0	916	0.5	968	105.7
Loss from continuing operations	(3,353)	(1.8)	(24,179)	(13.7)	20,826	(86.1)
Loss from discontinued operations, net of tax	—	—	(8,458)	(4.8)	8,458	(100.0)
Net loss	$(3,353)	(1.8)	$(32,637)	(18.5)	$29,284	(89.7)

(1)	Not meaningful.

Revenues
Revenues for the three months ended December 26, 2015 increased by $7.3 million, or 8 percent, compared to the three months ended December 27, 2014. Compared to the three months ended December 27, 2014, revenues from sales of our 100 Gb/s transmission modules increased by $15.9 million, or 47 percent, primarily due to growth in our 100 Gb/s client side transceivers and our line side discrete components; revenues from sales of our 40 Gb/s transmission modules decreased by $8.0 million, or 41 percent, primarily due to certain legacy 40 Gb/s products being gradually replaced by our newer products; revenues from sales of our 10 Gb/s transmission modules increased by $1.3 million, or 4 percent; and revenues from sales of our industrial and consumer products decreased by $1.8 million, or 100 percent, due to our sale of the Komoro Business in the second quarter of fiscal year 2015. This product mix shift reflects our continued focus on the market for higher speed products that are smaller in size and have lower power consumption.
For the three months ended December 26, 2015, three customers accounted for 10 percent or more of our revenues, representing approximately 21 percent, 16 percent and 10 percent of our revenues, respectively. For the three months ended December 27, 2014, three customers accounted for 10 percent or more of our revenues, representing approximately 20 percent, 14 percent and 13 percent of our revenues, respectively.
Revenues for the six months ended December 26, 2015 increased by $5.6 million, or 3 percent, compared to the six months ended December 27, 2014. Compared to the six months ended December 27, 2014, revenues from sales of our 100 Gb/s transmission modules increased by $35.4 million, or 64 percent, primarily due to growth in our 100 Gb/s client side transceivers and our line side discrete components; revenues from sales of our 40 Gb/s transmission modules decreased by

$19.3 million, or 47 percent, and revenues from sales of our of our 10 Gb/s transmission modules decreased by $1.1 million, or 2 percent primarily due to certain legacy 40 Gb/s and 10 Gb/s products being gradually replaced by our newer products; and revenues from sales of our industrial and consumer products decreased by $9.4 million, or 100 percent, due to our sale of the Komoro Business in the second quarter of fiscal year 2015. This product mix shift reflects our continued focus on the market for higher speed products that are smaller in size and have lower power consumption.
For the six months ended December 26, 2015, three customers accounted for 10 percent or more of our revenues, representing approximately 19 percent, 16 percent and 10 percent of our revenues, respectively. For the six months ended December 27, 2014, four customers accounted for 10 percent or more of our revenues, representing approximately 23 percent, 13 percent, 10 percent and 10 percent of our revenues, respectively.

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
Our gross margin rate increased to approximately 28 percent for the three months ended December 26, 2015, compared to 16 percent for the three months ended December 27, 2014. The improvement in the gross margin rate relates to 100 Gb/s product growth that contributed approximately 10 percentage points of improvement and economies of scale related to manufacturing overhead and inventory management that contributed approximately 6 percentage points of improvement. This was partially offset by a 4 percentage point decrease due to lower sales of our 40 Gb/s telecommunications products.
Our gross margin rate increased to approximately 27 percent for the six months ended December 26, 2015, compared to 16 percent for the six months ended December 27, 2014. The improvement in the gross margin rate relates to 100 Gb/s product growth that contributed approximately 11 percentage points of improvement, economies of scale related to manufacturing overhead and inventory management that contributed approximately 5 percentage points of improvement, and favorable mix within our 10 Gb/s product portfolio that contributed approximately 2 percentage points of improvement . This was partially offset by a 5 percentage point decrease due to lower sales of our 40 Gb/s telecommunications products, and a 2 percentage point decrease due to the absence of higher margin industrial and consumer products as a result of our sale of the Komoro Business in the second quarter of fiscal year 2015.

Research and Development Expenses
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.
Research and development expenses decreased to $11.1 million for the three months ended December 26, 2015, from $11.7 million for the three months ended December 27, 2014. The decline was primarily related to a decrease of $0.6 million related to the impact of the Japanese yen, British pound and Euro weakening relative to the U.S. dollar and a decrease of $0.5 million from the sale of our Komoro Business in the second quarter of fiscal year 2015. These reductions were partially offset by an increase in non-recurring engineering and material expenses of $0.5 million.
Research and development expenses decreased to $22.0 million for the six months ended December 26, 2015, from $25.6 million for the six months ended December 27, 2014. The decline was primarily related to a decrease of $2.0 million from the sale of our Komoro Business in the second quarter of fiscal year 2015, a decrease of $2.0 million related to the impact of the Japanese yen, British pound and Euro weakening relative to the U.S. dollar, and a decrease of $1.3 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014. These reductions were partially offset by an increase in non-recurring engineering and material expenses of $1.4 million and increases in stock compensation and variable compensation totaling $0.3 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.
Selling, general and administrative expenses decreased to $12.8 million for the three months ended December 26, 2015, from $13.6 million for the three months ended December 27, 2014. The decline was primarily related to a decrease of $0.5 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014, a decrease of $0.5 million in building-related expenses, a decrease of $0.4 million related to the impact of the Japanese yen, British pound and Euro weakening relative to the U.S. dollar, and a decrease of $0.3 million related to the sale of our Komoro Business in the second quarter of fiscal year 2015. These reductions were partially offset by increases in stock compensation and variable compensation totaling $0.9 million.
Selling, general and administrative expenses decreased to $26.0 million for the six months ended December 26, 2015, from $29.1 million for the six months ended December 27, 2014. The decline was primarily related to a decrease of $1.0 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014, a decrease of $1.0 million related to the sale of our Komoro Business in the second quarter of fiscal year 2015, a decrease of $1.0 million in building-related expenses, a decrease of $1.1 million related to the impact of the Japanese yen, British pound and Euro weakening relative to the U.S. dollar, and a decrease of $0.8 million in audit and legal costs. These reductions were partially offset by an increase in variable compensation of $0.7 million and higher stock compensation costs of $1.1 million related in part to the achievement of the performance conditions of the performance-based restricted stock units granted in August 2014.

Amortization of Other Intangible Assets
Amortization of other intangible assets declined during the three and six months ended December 26, 2015 as compared to the three and six months ended December 27, 2014, due to the sale of our Komoro business.
With the sale of our Komoro Business, we expect the amortization of intangible assets to be $0.5 million for the remainder of fiscal year 2016, $0.8 million for fiscal year 2017, $0.6 million for fiscal year 2018 and $0.1 million for fiscal year 2019, based on the current level of our other intangible assets as of December 26, 2015.
Restructuring, Acquisition and Related (Income) Expense, Net
During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the three months ended December 26, 2015, we recorded minimal restructuring charges. During the six months ended December 26, 2015, we recorded restructuring charges of $0.3 million in connection with this restructuring plan, which related to workforce reductions. During the three and six months ended December 27, 2014, we recorded a net reversal of restructuring charges of $0.5 million and a restructuring charge of $0.2 million, respectively, in connection with this restructuring plan. The restructuring charges for the three months ended December 27, 2014 include a $0.7 million reversal of restructuring charges related to revised estimates for certain commitments, partially offset by $0.2 million related to workforce reductions. The restructuring charges for the six months ended December 27, 2014 include $0.3 million related to workforce reductions and a $0.1 million reversal of restructuring charges related to revised estimates for lease cancellations and commitments. During the three months ended December 26, 2015, we made minimal scheduled payments. During the six months ended December 26, 2015, we made scheduled payments of $0.4 million. During the three and six months ended December 27, 2014, we made scheduled payments of $0.3 million and $1.8 million, respectively. As of December 26, 2015, we had $0.3 million in accrued restructuring liabilities related to this restructuring plan.
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of a portion of our Shenzhen, China manufacturing operations to Venture Corporation Limited ("Venture"). This transition occurred in a phased and gradual transfer of certain products and was completed in fiscal year 2015. In connection with this transition, we recorded restructuring charges related to employee separation charges of $0.8 million and $1.8 million during the three and six months ended December 27, 2014, respectively and made scheduled payments of $0.8 million and $2.1 million, respectively, to settle a portion of these restructuring liabilities. As of December 26, 2015 and June 27, 2015, we had no remaining accrued restructuring liabilities related to this restructuring plan.

Other Income (Expense)
Other income (expense) was $1.4 million in expense for the three months ended December 26, 2015 as compared to $0.4 million in expense for the three months ended December 27, 2014. This change in other income (expense) primarily related to a

$1.2 million increase in interest expense mainly related to the issuance of our convertible notes in the third quarter of fiscal year 2015, partially offset by a $0.2 million decrease in foreign currency transaction losses during the three months ended December 26, 2015, as compared to the three months ended December 27, 2014, related to the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries.
Other income (expense) was $2.0 million in expense for the six months ended December 26, 2015 as compared to $2.0 million in expense for the six months ended December 27, 2014. Other income (expense) remained flat, however, during the six months ended December 26, 2015, we had a $2.3 million increase in interest expense mainly related to the issuance of our convertible notes in the third quarter of fiscal year 2015, partially offset by a $2.7 million decrease in foreign currency transaction losses during the six months ended December 26, 2015, as compared to the six months ended December 27, 2014, related to the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries.

Income Tax (Benefit) Provision
The income tax provision of $1.0 million and $1.9 million for the three and six months ended December 26, 2015, respectively, and the income tax benefit of $38,000 and income tax provision of $0.9 million for the three and six months ended December 27, 2014, respectively, relates primarily to our foreign operations.
The total amounts of our unrecognized tax benefits as of December 26, 2015 and June 27, 2015 were approximately $4.5 million and $4.1 million, respectively. As of December 26, 2015, we had $2.9 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $1.1 million in the next twelve months.
Loss from Discontinued Operations, Net of Tax
During the three and six months ended December 27, 2014, we recorded a loss from discontinued operations of $8.1 million and $8.5 million, respectively, related to the sale of the Zurich and Amplifier Businesses.

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
Cash Flows from Operating Activities
Net cash provided by operating activities for the six months ended December 26, 2015 was $8.0 million, primarily resulting from a $1.2 million increase in cash due to changes in operating assets and liabilities and non-cash adjustments of $12.5 million, partially offset by a net loss of $3.4 million. The $1.2 million increase in cash due to changes in operating assets and liabilities was comprised of a $5.5 million increase in accrued expenses and other liabilities, a $1.9 million increase in accounts payable largely attributable to the timing of purchases and payments to vendors, and a $1.7 million decrease in prepaid expenses and other current assets, partially offset by a $6.4 million increase in inventories resulting from the receipt of inventory intended for sale in future quarters, and a $4.3 million increase in accounts receivable attributable to an increase in revenues and timing of collections. The $12.5 million increase in cash resulting from non-cash adjustments primarily consisted of $8.0 million in depreciation and amortization, $4.4 million of expense related to stock-based compensation and $0.4 million from the amortization of the debt discount and issuance costs in connection with the convertible notes payable, partially offset by $0.4 million from the amortization of a deferred gain from a sales-leaseback transaction in Caswell, U.K.
Net cash used in operating activities for the six months ended December 27, 2014 was $29.3 million, primarily resulting from a net loss of $32.6 million and a $8.5 million decrease in cash due to changes in operating assets and liabilities, partially offset by non-cash adjustments of $11.8 million. The $8.5 million decrease in cash due to changes in operating assets and liabilities was comprised of a $7.4 million increase in accounts receivable, a $6.9 million decrease in accrued expenses and other liabilities, a $4.4 million increase in inventories, a $0.9 million decrease in accounts payable and a $0.4 million increase in other non-current assets, partially offset by a $11.4 million decrease in prepaid expenses and other current assets. The $11.8 million increase in cash resulting from non-cash adjustments primarily consisted of $9.7 million in depreciation and amortization, a $7.7 million loss from discontinued operations related to a Settlement Agreement that released II-VI and II-VI Holdings B.V. from making certain hold-back payments due in connection with the sale of the Zurich and Amplifier Businesses, $3.0 million of expense related to stock-based compensation, partially offset by an $8.3 million gain in connection with the sale of the Komoro Business in the second quarter of fiscal year 2015 and $0.2 million from the amortization of a deferred gain from a sales-leaseback transaction in Caswell, U.K.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended December 26, 2015 was $5.1 million, consisting of $6.6 million used in capital expenditures, partially offset by a $1.6 million reduction in restricted cash.
Net cash provided by investing activities for the six months ended December 27, 2014 was $5.3 million, primarily consisting of proceeds from the sale of the Komoro Business of $13.8 million, net of deal related costs, and a $0.7 million reduction in restricted cash, partially offset by $9.2 million used in capital expenditures.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended December 26, 2015 was $1.9 million, primarily consisting of $1.5 million in payments on capital lease obligations and $0.6 million related to shares repurchased for tax withholdings on vesting of restricted stock units.
Net cash used in financing activities for the six months ended December 27, 2014 was $2.0 million, primarily consisting of $2.0 million in payments on capital lease obligations.
Credit Line and Notes
On February 19, 2015, we closed a private placement of $65.0 million in aggregate principal Convertible Senior Notes due 2020 (the “6.00% Notes”). The sale of the 6.00% Notes resulted in proceeds of approximately $61.6 million, after deducting the initial purchaser's discount of $3.4 million. We also incurred offering costs of $0.6 million in connection with the 6% Notes. As of December 26, 2015, the net carrying value of the liability component was $61.7 million and the unamortized value of the debt discount and issuance costs was $3.3 million. Interest on the 6.00% Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. During the three and six months ended December 26, 2015, we recorded $1.2 million and $2.4 million in interest expense, respectively, including the amortization of the debt discount and the issuance costs, and made interest payments of $1.9 million related to these 6.00% Notes during the six months ended December 26, 2015. See Note 6, Credit Line and Notes, for additional information regarding the 6.00% Notes.
As of December 26, 2015, we had a $40.0 million revolving credit facility with Silicon Valley Bank. As of December 26, 2015, there were no amounts outstanding under this credit facility. See Note 6, Credit Line and Notes, for additional information regarding this credit facility.
Future Cash Requirements
As of December 26, 2015, we held $115.7 million in cash, cash equivalents and restricted cash, comprised of $114.1 million in cash and cash equivalents and $1.6 million in restricted cash (excluding $0.2 million of restricted cash in other non-current assets); and we had working capital of $180.7 million.
Based on our current cash and cash equivalent balances, together with our existing credit facility, we believe that we have sufficient funds to support our operations through the next 12 months, including approximately $18.0 million to $28.0 million of capital expenditures that we expect to incur through the remainder of the current fiscal year.

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
We have historically incurred operating losses from continuing operations and generated negative cash flows from operations. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon us having sufficient resources to operate our business. In addition to the availability of our cash resources as of December 26, 2015, the continued operation of our business is dependent upon our achieving cash flows expected to be generated from the execution of our current operating plan, together with amounts expected to be available under our Credit Agreement. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.
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
As of December 26, 2015, $44.2 million of the $115.7 million of our cash, cash equivalents and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for specific entities in Shanghai, China; Israel and Germany where closure follows our decision to exit certain businesses in fiscal year 2016.
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
INTEREST RATES
We finance our operations through a mixture of issuances of equity and debt securities, capital leases, working capital and by drawing on our credit facility. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed under our credit facility, convertible notes and through our capital leases. At December 26, 2015, there were no amounts outstanding under our credit facility, $65.0 million outstanding of convertible notes with an interest rate of 6.0 percent and $3.8 million outstanding under capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense by approximately $0.7 million.
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
As of December 26, 2015, our U.K. subsidiary had $67.9 million, net, in U.S. dollar denominated operating intercompany payables, $13.3 million in U.S. dollar denominated accounts receivable, net of accounts payable, related to sales to external customers and purchases from suppliers, and $6.9 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $4.8 million (U.S. dollar weakening), or loss of $4.8 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
As of December 26, 2015, our Japan subsidiary had $36.8 million, net, in U.S. dollar denominated operating intercompany payables, $9.1 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $15.9 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $3.0 million (U.S. dollar weakening), or loss of $3.0 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
BANK LIQUIDITY RISK
As of December 26, 2015, we have approximately $114.1 million in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred any losses and have had full access to our operating accounts. See Note 3, Balance Sheet Details. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.
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
During the three and six months ended December 26, 2015, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarter in which they were opened. In connection with these hedges, during the three months ended

December 26, 2015, we recorded a $0.1 million loss in gain (loss) on foreign currency transactions, net within our condensed consolidated statement of operations. During the six months ended December 26, 2015, we recorded a minimal gain in gain (loss) on foreign currency transactions, net within our condensed consolidated statement of operations. As of December 26, 2015, we did not have any outstanding foreign currency forward contracts.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 26, 2015. The term “disclosure controls and procedures,” as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 26, 2015, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the three months ended December 26, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Raysung initially requested that the court award damages of approximately RMB 4.8 million (equivalent to approximately $0.8 million at the exchange rate in effect December 26, 2015), and requested that Oclaro Shenzhen take the finished products that are now stored in Raysung’s warehouse (the value of the finished product is approximately RMB 13.5 million (equivalent to approximately $2.2 million at the exchange rate in effect December 26, 2015)) and requested that Oclaro Shenzhen pay its court fees in connection with this suit.
The Xi’an Court delivered an Asset Preservation Order which was served on Oclaro Shenzhen and the local Customs office. According to the Asset Preservation Order, Oclaro Shenzhen was ordered to maintain RMB 15.0 million (equivalent to approximately $2.5 million at the exchange rate in effect December 26, 2015) or assets equivalent to the said amount during the litigation process, and the Customs office was ordered to restrict Oclaro Shenzhen's equipment from being exported before the Asset Preservation Order is lifted. On November 11, 2013, Oclaro Shenzhen entered into a settlement agreement. Under the terms of this settlement agreement, Oclaro Shenzhen agreed to pay $0.5 million in payment of invoices for certain materials to Raysung and to work with Raysung to requalify it as a vendor for certain Oclaro Shenzhen manufacturing requirements, in consideration of which Raysung agreed to submit the settlement agreement to the Xi’an Court so it could issue a civil mediation agreement, apply for a discharge of the Asset Preservation Order and waive the right to bring any legal actions against Oclaro Shenzhen relating to these matters. Oclaro Shenzhen performed its obligations under the settlement agreement, however, on January 15, 2014, Raysung applied to the Xi’an Court to terminate the settlement agreement and add Oclaro, Inc. as a co-defendant in the original civil suit.
On March 26, 2014, the Xi’an Court froze RMB 15.0 million (equivalent to approximately $2.5 million at the exchange rate in effect December 26, 2015) of cash held in Oclaro Shenzhen’s bank account in China. On April 30, 2014, Oclaro Shenzhen submitted a challenge to the jurisdiction of the Xi'an Court. On May 26, 2014, the Xi'an Court overruled the jurisdictional challenge. On June 4, 2014, Oclaro Shenzhen filed an appeal with the Shaanxi High Court to revoke the civil order of the Xi'an Court overruling Oclaro Shenzhen's jurisdictional challenge. The Shaanxi High Court held hearings on July 15, 2014 and July 30, 2014, and on August 20, 2014 sustained the Xi'an Court's civil order on jurisdiction and transferred the case back to the Xi'an Court for substantive proceedings. On September 22, 2014, Raysung amended its complaint in the Xi'an Court proceeding by increasing its claims to RMB 36.2 million (equivalent to approximately $5.9 million at the exchange rate in effect on December 26, 2015). On October 22, 2014, the Xi'an Court conducted a hearing on the substantive elements of Raysung's claims. At the same hearing, Oclaro Shenzhen filed counterclaims against Raysung for RMB 7.4 million (equivalent to approximately $1.2 million at the exchange rate in effect on December 26, 2015) of losses resulting from supply of products with unqualified materials. On December 17, 2014, the Xi'an Court conducted a hearing on the substantive elements of each party's claims against the other party. On April 2, 2015, the Xi'an Court released RMB 5.0 million of cash (equivalent to approximately $0.8 million at the exchange rate in effect December 26, 2015) previously frozen in Oclaro Shenzhen's bank account in exchange for a new lien on physical assets located at Oclaro Shenzhen's facility with an equivalent appraised value. The Asset Preservation Order is currently in effect until March 2016. On April 10, 2015, the Xi'an Court issued a decision, ruling that Oclaro Shenzhen should pay Raysung RMB 11.4 million (equivalent to approximately $1.9 million at the exchange rate in effect December 26, 2015). The Xi'an Court also dismissed Raysung's other claims and each of Oclaro Shenzhen's counterclaims.
On April 24, 2015, Oclaro Shenzhen filed an appeal of the Xi'an Court decision with the Shaanxi High Court, on the basis of both factual and legal error in the underlying decision. On June 30, 2015, the Shaanxi High Court conducted an appeal hearing, at which time Oclaro Shenzhen and Raysung presented arguments supporting their respective positions and rebutting each other's claims. During July 2015, the Shaanxi High Court conducted ex parte meetings with each of Oclaro Shenzhen and Raysung and asked for additional information, but did not subsequently schedule or hold any additional hearings with both parties present. On August 21, 2015, the Shaanxi High Court's judgment was delivered to Oclaro Shenzhen's Chinese counsel and became effective on this date. The Shaanxi High Court found that Oclaro Shenzhen was the breaching party and, therefore, required that Oclaro Shenzhen pay Raysung a total of approximately RMB 15.0 million (equivalent to approximately $2.5 million at the exchange rate in effect December 26, 2015), which includes damages and fees. We determined to make the payment required by the judgment of the Shaanxi High Court and to close this matter.
Following the delivery of the Shaanxi High Court judgment to Oclaro Shenzhen on August 21, 2015, we recorded a $2.5 million charge in selling, general and administrative expense within our statement of operations for fiscal year 2015 and $2.5 million in accrued expenses and other liabilities in our condensed consolidated balance sheet at June 27, 2015. As of December 26, 2015, we have fully satisfied the judgment and each of the related judicial proceedings has been closed.
Kunst Worker Compensation Matter
On June 18, 2015, Gerald Kunst, or Kunst, filed a civil suit against us and Travelers Property Casualty Company of America, or Travelers, in Massachusetts Superior Court, Civil Action No. SUCV2015-01818F. Travelers is our general liability insurance carrier. The complaint filed by Kunst, an employee of a third party service provider, alleges that he was injured while performing air conditioning repair services on the premises of our Acton, Massachusetts facility and seeks judgment in an amount to be determined by the court or jury, together with interest and costs. On July 24, 2015, we filed an answer to the complaint, which included our affirmative defenses. The parties have begun to conduct initial discovery. As of February 4, 2016, no hearing has been scheduled in this matter. We intend to vigorously defend against this litigation.

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
Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, during the six months ended December 26, 2015 and during the fiscal years ended June 27, 2015 and June 28, 2014, our three largest customers accounted for 44 percent, 45 percent and 43 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, during the second half of fiscal 2012, our revenues were adversely impacted by a significant change in demand expectations from a particular major customer. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.
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
Beginning in June 2013, we have announced a series of events, transactions and restructuring plans, which have had a significant impact on our business. Among other things, we sold our Komoro, Zurich and Amplifier Businesses and completed a restructuring plan to focus our business on our core competencies. In addition, many of our senior management are relatively new. Since June 2013, we have appointed a new Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, and have hired a new Chief Commercial Officer, a new General Counsel, a new Principal Accounting Officer, a new Executive Vice President of Human Resources and a new President of our Integrated Photonics Division, who has transitioned into the role of Chief Scientist. We have also decreased the size of our Board of Directors from nine to seven. It is important to our success that our Chief Executive Officer continues building an effective management team and global organization. It may take some time for each of the new members of our management team to become fully integrated into our business. Our failure to manage these transitions, or to find and retain experienced management personnel, could adversely affect our ability to compete effectively and could adversely affect our operating results. If we fail to manage these transitions, do not find and retain experienced management personnel, or are otherwise unable to realize the expected benefits of our restructuring plan, our business, results of operations and financial condition would be materially and adversely affected.
We have a history of large operating losses. We may not be able to achieve profitability in the future and as a result we may not be able to maintain sufficient levels of liquidity.
We have historically incurred losses and negative cash flows from operations since our inception. As of December 26, 2015, we had an accumulated deficit of $1,357.5 million. We incurred a loss from continuing operations of $3.4 million during the six months ended December 26, 2015, and we incurred losses from continuing operations for the years ended June 27, 2015 and June 28, 2014 of $48.2 million and $102.1 million, respectively.
As of December 26, 2015, we held $115.7 million in cash and restricted cash, comprised of $114.1 million in cash and cash equivalents and $1.6 million in short-term restricted cash; and we had working capital, including cash, of $180.7 million. At December 26, 2015, we had debt of $65.5 million, consisting of capital leases and convertible notes payable.
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
For the six months ended December 26, 2015 and the fiscal years ended June 27, 2015 and June 28, 2014, 16 percent, 16 percent and 11 percent of our revenues, respectively, were derived from sales to customers located in the United States and 84 percent, 84 percent and 89 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

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
As of December 26, 2015, we had $2.0 million in other intangible assets and $46.1 million of property and equipment, net on our condensed consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the other intangible assets and the implied fair value of the other intangible assets in the period in which such determination is made. The testing of other intangible assets for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.
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

OCLARO, INC. (Registrant)

February 4, 2016	By:	/s/ GREG DOUGHERTY
Greg Dougherty Chief Executive Officer (Principal Executive Officer)

February 4, 2016	By:	/s/ PETE MANGAN
Pete Mangan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
3.1
Certificate of Amendment to Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K, filed on November 10, 2015 and incorporated herein by reference).

10.50
Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan, as amended (previously filed as Annex A to Registrant's Proxy Statement on Schedule 14A, filed on September 21, 2015 and incorporated herein by reference).

10.51	Amended and Restated Variable Pay Program, as amended (previously filed as Annex B to Registrant's Proxy Statement on Schedule 14A, filed on September 21, 2015 and incorporated herein by reference).
31.1 (1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2 (1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith.