Form 10-Q
period 2016-03-26
OCLARO, INC.
filed 2016-05-05
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒
112,147,088 shares of common stock outstanding as of April 28, 2016

OCLARO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 26, 2016	June 27, 2015
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$106,081	$111,840
Restricted cash	715	3,275
Accounts receivable, net of allowances for doubtful accounts of $2,296 and $2,815 as of March 26, 2016 and June 27, 2015, respectively; and including $757 and $709 due from related parties as of March 26, 2016 and June 27, 2015, respectively	84,704	74,815
Inventories	72,491	66,342
Prepaid expenses and other current assets	21,034	22,746
Total current assets	285,025	279,018
Property and equipment, net	54,376	41,766
Other intangible assets, net	1,770	2,579
Other non-current assets	2,205	2,521
Total assets	$343,376	$325,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $5,450 and $4,831 due to related parties at March 26, 2016 and June 27, 2015, respectively	$63,526	$53,133
Accrued expenses and other liabilities	42,308	35,648
Capital lease obligations, current	3,813	3,580
Total current liabilities	109,647	92,361
Deferred gain on sale-leaseback	7,442	8,978
Convertible notes payable	61,855	61,246
Capital lease obligations, non-current	2,017	1,167
Other non-current liabilities	9,475	9,132
Total liabilities	190,436	172,884
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 275,000 shares authorized, 112,095 shares issued and outstanding at March 26, 2016; and 175,000 shares authorized, 109,889 shares issued and outstanding at June 27, 2015	1,121	1,099
Additional paid-in capital	1,469,645	1,464,567
Accumulated other comprehensive income	39,630	41,526
Accumulated deficit	(1,357,456)	(1,354,192)
Total stockholders’ equity	152,940	153,000
Total liabilities and stockholders’ equity	$343,376	$325,884

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(Thousands, except per share amounts)
Revenues, including $719 and $2,618 from related parties for the three and nine months ended March 26, 2016, respectively, and $794 and $1,971 from related parties for the three and nine months ended March 28, 2015, respectively	$101,050	$83,023	$282,729	$259,084
Cost of revenues	74,114	70,323	206,488	218,209
Gross profit	26,936	12,700	76,241	40,875
Operating expenses:
Research and development	11,379	11,732	33,399	37,366
Selling, general and administrative	13,055	12,048	39,054	41,108
Amortization of other intangible assets	247	194	748	881
Restructuring, acquisition and related (income) expense, net	(59)	2,246	(21)	(4,062)
(Gain) loss on sale of property and equipment	(145)	(138)	22	233
Total operating expenses	24,477	26,082	73,202	75,526
Operating income (loss)	2,459	(13,382)	3,039	(34,651)
Other income (expense):
Interest income (expense), net	(1,203)	(599)	(3,726)	(792)
Gain (loss) on foreign currency transactions, net	(865)	2,892	(861)	207
Other income (expense), net	174	366	644	1,250
Total other income (expense)	(1,894)	2,659	(3,943)	665
Income (loss) from continuing operations before income taxes	565	(10,723)	(904)	(33,986)
Income tax (benefit) provision	476	(537)	2,360	379
Income (loss) from continuing operations	89	(10,186)	(3,264)	(34,365)
Loss from discontinued operations, net of tax	—	—	—	(8,458)
Net income (loss)	$89	$(10,186)	$(3,264)	$(42,823)
Basic net income (loss) per share:
Income (loss) per share from continuing operations	$—	$(0.09)	$(0.03)	$(0.32)
Loss per share from discontinued operations	—	—	—	(0.08)
Basic net income (loss) per share	$—	$(0.09)	$(0.03)	$(0.40)
Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$—	$(0.09)	$(0.03)	$(0.32)
Loss per share from discontinued operations	—	—	—	(0.08)
Diluted net income (loss) per share	$—	$(0.09)	$(0.03)	$(0.40)
Shares used in computing net income (loss) per share:
Basic	110,882	108,357	110,212	107,818
Diluted	113,699	108,357	110,212	107,818
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(Thousands)
Net income (loss)	$89	$(10,186)	$(3,264)	$(42,823)
Other comprehensive income (loss):
Unrealized gain on marketable securities	—	224	—	209
Currency translation adjustments	593	(4,945)	(1,886)	(8,528)
Pension adjustment, net of tax benefits	—	11	(10)	590
Total comprehensive income (loss)	$682	$(14,896)	$(5,160)	$(50,552)
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 26, 2016	March 28, 2015
	(Thousands)
Cash flows from operating activities:
Net loss	$(3,264)	$(42,823)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred gain on sale-leaseback	(648)	(684)
Amortization of debt discount and issuance costs in connection with convertible notes payable	609	99
Gain on sale of Komoro Business	—	(8,315)
Adjustment to the hold-backs related to the sales of the Zurich and Amplifier Businesses	—	7,650
Gain on sale of assets	—	223
Depreciation and amortization	12,198	14,122
Stock-based compensation expense	6,440	4,617
Other non-cash adjustments	22	161
Changes in operating assets and liabilities:
Accounts receivable, net	(12,969)	(7,887)
Inventories	(7,553)	(4,639)
Prepaid expenses and other current assets	502	7,001
Other non-current assets	264	(925)
Accounts payable	1,433	499
Accrued expenses and other liabilities	5,959	(8,370)
Net cash (used in) provided by operating activities	2,993	(39,271)
Cash flows from investing activities:
Purchases of property and equipment	(12,362)	(13,809)
Proceeds from sale of Komoro Business	—	12,335
Proceeds from sale of Amplifier Business	—	940
Proceeds from sale of Zurich Business	—	1,410
Proceeds from sale of short-term investments and other assets	—	141
Transfer from restricted cash	2,453	940
Net cash (used in) provided by investing activities	(9,909)	1,957
Cash flows from financing activities:
Proceeds from issuance of common stock, net	179	21
Proceeds from the sale of convertible notes, net	—	61,587
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,504)	—
Payments on capital lease obligations	(2,303)	(2,953)
Net cash (used in) provided by financing activities	(3,628)	58,655
Effect of exchange rate on cash and cash equivalents	4,785	(505)
Net increase (decrease) in cash and cash equivalents	(5,759)	20,836
Cash and cash equivalents at beginning of period	111,840	98,973
Cash and cash equivalents at end of period	$106,081	$119,809

Supplemental disclosures of non-cash transactions:
Capital lease obligations incurred for purchases of property and equipment	$(2,392)	$—
Purchases of property and equipment funded by accounts payable	$(9,567)	$—

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PREPARATION
Basis of Presentation
Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Quarterly Report on Form 10-Q as “Oclaro,” “we,” “us” or “our.”
The accompanying unaudited condensed consolidated financial statements of Oclaro as of March 26, 2016 and for the three and nine months ended March 26, 2016 and March 28, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three and nine months ended March 26, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending July 2, 2016.
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

Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ending July 2, 2016 will be a 53 week year, with the quarter ended March 26, 2016 being a 13 week quarterly period. Our fiscal quarter ending July 2, 2016 will have 14 weeks. Our fiscal year ended June 27, 2015 was a 52 week year, with the quarter ended March 28, 2015 being a 13 week quarterly period.
Reclassifications
For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications did not affect our consolidated revenues, net income (loss), cash flows, cash and cash equivalents or stockholders’ equity as previously reported.

NOTE 2. RECENT ACCOUNTING STANDARDS

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09,  Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards, and classification on the the statement of cash flows. This guidance will be effective for us in the first quarter of fiscal 2018, with early adoption permitted. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance will be effective for us in the first quarter of fiscal 2020, with early adoption permitted. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes. This amendment eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as non-current on the balance sheet. We elected to early adopt this guidance in the second quarter of fiscal year 2016. The implementation of this guidance did not have a material impact on our financial statements and footnote disclosures.
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

NOTE 3. BALANCE SHEET DETAILS
Cash and Cash Equivalents
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	March 26, 2016	June 27, 2015
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$81,080	$110,196
Money market funds	25,001	1,644
	$106,081	$111,840
Restricted Cash
As of March 26, 2016, we had restricted cash of $1.0 million, including $0.2 million in other non-current assets, consisting of collateral for the performance of our obligations under certain lease facility agreements, collateral to secure certain of our credit card accounts and deposits for value-added taxes in foreign jurisdictions.
Inventories
The following table provides details regarding our inventories at the dates indicated:

	March 26, 2016	June 27, 2015
	(Thousands)
Inventories:
Raw materials	$21,656	$19,610
Work-in-process	30,317	19,812
Finished goods	20,518	26,920
	$72,491	$66,342

Property and Equipment, Net
The following table provides details regarding our property and equipment, net at the dates indicated:

	March 26, 2016	June 27, 2015
	(Thousands)
Property and equipment, net:
Buildings and improvements	$11,493	$11,837
Plant and machinery	58,574	37,215
Fixtures, fittings and equipment	1,971	1,173
Computer equipment	10,798	12,401
	82,836	62,626
Less: Accumulated depreciation	(28,460)	(20,860)
	$54,376	$41,766
Property and equipment includes assets under capital leases of $5.8 million at March 26, 2016 and $4.7 million at June 27, 2015, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense.
Other Intangibles Assets, Net
The following table summarizes the activity related to our other intangible assets for the nine months ended March 26, 2016:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Amortization	Total
	(Thousands)
Balance at June 27, 2015	$6,249	$4,595	$2,402	$915	$3,338	$(14,920)	$2,579
Amortization	—	—	—	—	—	(748)	(748)
Translations and adjustments	(5)	(54)	(2)	—	—	—	(61)
Balance at March 26, 2016	$6,244	$4,541	$2,400	$915	$3,338	$(15,668)	$1,770
We expect the amortization of intangible assets to be $0.3 million for the remainder of fiscal year 2016, $0.8 million for fiscal year 2017, $0.6 million for fiscal year 2018 and $0.1 million for fiscal year 2019, based on the current level of our other intangible assets as of March 26, 2016.
Accrued Expenses and Other Liabilities
The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	March 26, 2016	June 27, 2015
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$10,046	$5,250
Compensation and benefits related accruals	13,991	11,298
Warranty accrual	3,127	2,932
Accrued restructuring, current	188	712
Purchase commitments in excess of future demand, current	3,101	3,162
Other accruals	11,855	12,294
	$42,308	$35,648

Accrued Restructuring
The following table summarizes the activity related to our accrued restructuring charges for the nine months ended March 26, 2016:

	Lease Cancellations, Commitments and Other Charges	Termination Payments to Employees and Related Costs	Total Accrued Restructuring Charges
	(Thousands)
Balance at June 27, 2015	$228	$484	$712
Charged to restructuring costs	—	324	324
Paid or other adjustments	(228)	(620)	(848)
Balance at March 26, 2016	$—	$188	$188
Current portion	—	188	188
Non-current portion	—	—	—
The current portion of accrued restructuring liabilities is included in the caption accrued expenses and other liabilities in the condensed consolidated balance sheet.
During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the three months ended March 26, 2016, we recorded minimal restructuring charges. During the nine months ended March 26, 2016, we recorded restructuring charges of $0.3 million in connection with this restructuring plan, which related to workforce reductions. During the three months ended March 26, 2016, we made minimal scheduled payments. During the nine months ended March 26, 2016, we made scheduled payments of $0.5 million. As of March 26, 2016, we had $0.2 million in accrued restructuring liabilities related to this restructuring plan.
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of a portion of our Shenzhen, China manufacturing operations to Venture Corporation Limited ("Venture"). This transition occurred in a phased and gradual transfer of certain products and was completed in fiscal year 2015. In connection with this transition, we recorded restructuring charges related to employee separation charges of $0.8 million and $2.6 million during the three and nine months ended March 28, 2015, respectively and made scheduled payments of $0.2 million and $2.3 million, respectively, to settle a portion of these restructuring liabilities. As of March 26, 2016 and June 27, 2015, we had no remaining accrued restructuring liabilities related to this restructuring plan.
Common Stock
On November 10, 2015, our stockholders approved an amendment to our Restated Certificate of Incorporation, increasing the number of authorized shares of our common stock from 175.0 million shares to 275.0 million shares.
Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income at the dates indicated:

	March 26, 2016	June 27, 2015
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$39,465	$41,351
Japan defined benefit plan	165	175
	$39,630	$41,526

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
The contingent obligation related to the make-whole premium on our 6.00% Convertible Senior Notes was valued using a binomial lattice valuation model which estimated the value based on the probability and timing of conversion. As of February 19, 2015, the date of the debt issuance, and as of March 26, 2016, the fair value of this contingent obligation is estimated at zero. The contingent obligation will continue to be revalued each reporting period and classified within Level 3 of the fair value hierarchy.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at March 26, 2016 and June 27, 2015:

	Fair Value Measurement at March 26, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$25,001	$—	$—	$25,001
Restricted cash:
Money market funds	712	—	—	712
Total assets measured at fair value	$25,713	$—	$—	$25,713

(1)	Excludes $81.1 million in cash held in our bank accounts at March 26, 2016.

	Fair Value Measurement at June 27, 2015 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets:	(Thousands)
Cash and cash equivalents: (1)
Money market funds	$1,644	$—	$—	$1,644
Restricted cash:
Money market funds	1,215	—	—	1,215
Total assets measured at fair value	$2,859	$—	$—	$2,859

(1)	Excludes $110.2 million in cash held in our bank accounts at June 27, 2015.

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
Income from continuing operations before income taxes attributable to the Komoro Business was $1.3 million for the nine months ended March 28, 2015 (up through October 27, 2014, the date the sale was completed).
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
Consideration, valued initially at $88.6 million, consisted of $79.6 million in cash, which was received on November 1, 2013, $4.0 million which was subject to hold-back by II-VI until December 31, 2014 to address any post-closing claims and $5.0 million related to an exclusive option to buy the assets, which was received on September 12, 2013 and was credited against the purchase price upon closing of the sale. On December 30, 2014, Oclaro Technology Limited entered into a Settlement Agreement with II-VI and II-VI Holdings B.V. regarding disposition of the amounts held back by the II-VI parties pursuant to the Asset Purchase Agreement. Of the $4.0 million subject to hold-back until December 31, 2014, we received $0.9 million in January 2015 and we released II-VI from the remaining $3.1 million. In connection with the Settlement Agreement, we also agreed with the II-VI parties to a mutual release of certain claims related to the Asset Purchase Agreement, and certain related documents and transactions.

The following table presents the statements of operations for the discontinued operations of the Amplifier Business:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(Thousands)
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	—
Gross profit	—	—	—	—
Operating expenses	—	—	—	161
Other income (expense), net	—	—	—	(3,060)
Loss from discontinued operations before income taxes	—	—	—	(3,221)
Income tax provision	—	—	—	—
Loss from discontinued operations	$—	$—	$—	$(3,221)
This sale is more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included in our 2015 Form 10-K.
Sale of Zurich Business
On September 12, 2013, we completed a Share and Asset Purchase Agreement with II-VI, pursuant to which we sold our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business to II-VI, which included the GaAs fabrication facility, and also the corresponding high power laser diodes, VCSEL and 980 nm pump laser product lines, including intellectual property, inventory, equipment and a related research and development facility in Tucson. Also, as part of the agreement, II-VI purchased certain pieces of equipment which are located in our Caswell facility. We continue to operate this equipment on behalf of II-VI, and provide certain wafer processing services in Caswell as part of an ongoing manufacturing services agreement. We classified the sale of our Zurich Business as a discontinued operation.
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
The following table presents the statements of operations for the discontinued operations of the Zurich Business:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(Thousands)		(Thousands)
Revenues	$—	$—	$—	$—
Cost of revenues	—	—	—	163
Gross loss	—	—	—	(163)
Operating expenses	—	—	—	484
Other income (expense), net	—	—	—	(4,590)
Loss from discontinued operations before income taxes	—	—	—	(5,237)
Income tax provision	—	—	—	—
Loss from discontinued operations	$—	$—	$—	$(5,237)
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
The Notes will mature on February 15, 2020 and will bear interest at a fixed rate of 6.00 percent per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. During the three and nine months ended March 26, 2016, we recorded $1.2 million and $3.5 million, respectively, in interest expense, including the amortization of the debt discount and the issuance costs, and made interest payments of $3.9 million related to the 6.00% Notes during the nine months ended March 26, 2016.
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
Our contingent obligation to make a make-whole payment in the event of an early conversion by the holders of the 6.00% Notes, or at our election to redeem the 6.00% Notes for cash, are both considered embedded derivatives. As of February 19, 2015, the date of the debt issuance, and as of March 26, 2016, the fair value of the embedded derivatives is estimated at zero. The estimated fair value of the embedded derivatives was determined by using a binomial lattice approach to determine the probability and timing of a conversion or redemption.
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
The following table sets forth balance sheet information related to the 6.00% Notes at March 26, 2016 and June 27, 2015:

	March 26, 2016	June 27, 2015
	(Thousands)
Principal value of the liability component	$65,000	$65,000
Unamortized value of the debt discount and issuance costs	(3,145)	(3,754)
Net carrying value of the liability component	$61,855	$61,246
At March 26, 2016, the $2.6 million debt discount and the $0.5 million issuance costs are recorded as a contra-liability in convertible notes payable within the condensed consolidated balance sheet.
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
If the Loan Agreement terminates prior to its maturity date, we will pay a termination fee equal to 1.00 percent of the total credit facility if such termination occurs in the first year after closing, 0.75 percent of the total credit facility if such termination occurs in the second year after closing and 0.50 percent of the total credit facility if such termination occurs in the third year after closing. The maturity date of the Loan Agreement is March 28, 2017. At March 26, 2016 and June 27, 2015, there were no amounts outstanding under the Loan Agreement.
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
Under the defined contribution plan, contributions are provided based on grade level and totaled $0.1 million and $0.3 million for the three and nine months ended March 26, 2016, respectively, and $0.1 million and $0.4 million for the three and nine months ended March 28, 2015, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.

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
As of March 26, 2016, there were no plan assets associated with the Japan Plan. As of March 26, 2016, there was $0.1 million in accrued expenses and other liabilities and $5.5 million in other non-current liabilities in our condensed consolidated balance sheet to account for the projected benefit obligations under the Japan Plan. Net periodic pension costs for the Japan Plan included the following:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(Thousands)
Service cost	$132	$177	$376	$553
Interest cost	11	18	32	56
Net amortization	—	10	—	37
Net periodic pension costs	$143	$205	$408	$646
We made benefit payments under the Japan Plan of zero and $0.1 million during the three and nine months ended March 26, 2016, respectively, and $0.1 million and $0.2 million during the three and nine months ended March 28, 2015, respectively.

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

The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(Thousands)
Warranty provision—beginning of period	$3,097	$3,474	$2,932	$4,672
Warranties issued	615	185	1,472	1,078
Warranties utilized or expired	(553)	(377)	(1,241)	(2,236)
Currency translation and other adjustments	(32)	(12)	(36)	(244)
Warranty provision—end of period	$3,127	$3,270	$3,127	$3,270
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
In October 2015, we entered into a capital lease agreement with Hitachi High-Technologies Corporation, a related party, for certain capital equipment. The lease term is for 5 years, after which time the ownership of the equipment will transfer from Hitachi High-Technologies Corporation. During the lease term, we will make twenty equal installments of principal and interest, payable quarterly. Interest on the capital equipment will accrue at 1.15 percent per annum.
The following table shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and Hitachi High-Technologies Corporation at March 26, 2016:

Capital Leases
(Thousands)
Fiscal Year Ending:
2016 (remaining)	$1,174
2017	3,027
2018	554
2019	532
2020	571
Thereafter	246
Total minimum lease payments	6,104
Less amount representing interest	(274)
Present value of capitalized payments	5,830
Less: current portion	(3,813)
Long-term portion	$2,017
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
We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of March 26, 2016 and June 27, 2015, the liability for these purchase commitments was $3.1 million and $3.2 million, respectively, and was included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

Malaysian Goods and Services Tax (“GST”)
In February 2016, the Malaysian tax authorities preliminarily denied our Malaysia GST refund claims representing approximately $2.4 million. These claims were made in connection with the export of finished goods from our contract manufacturing partner’s Malaysian facilities. We are currently contesting the denial of these claims before a Malaysian administrative review panel, and believe that additional appeal options may be available to us if we do not obtain a favorable ruling. Although we have taken action to minimize the impact of the GST with respect to our ongoing operations, we believe it is reasonably possible that, ultimately, our refund claims may be partially or fully rejected. We have accounted for the $2.4 million GST claims as a receivable classified in prepaid expenses and other current assets in our condensed consolidated balance sheet at March 26, 2016.
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
Kunst Worker Compensation Matter
On June 18, 2015, Gerald Kunst, or Kunst, filed a civil suit against us and Travelers Property Casualty Company of America, or Travelers, in Massachusetts Superior Court, Civil Action No. SUCV2015-01818F. Travelers is our general liability insurance carrier. The complaint filed by Kunst, an employee of a third party service provider, alleges that he was injured while performing air conditioning repair services on the premises of our Acton, Massachusetts facility and seeks judgment in an amount to be determined by the court or jury, together with interest and costs. On July 24, 2015, we filed an answer to the complaint, which included our affirmative defenses. The parties continue to conduct initial discovery. As of May 5, 2016, no hearing has been scheduled in this matter. We intend to vigorously defend against this litigation.

NOTE 9. EMPLOYEE STOCK PLANS

Stock Incentive Plans
On November 10, 2015, our stockholders approved an amendment to the Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (the "Plan"), adding 8.0 million shares of our common stock to the share reserve under the Plan.
As of March 26, 2016, there were 12.9 million shares of our common stock available for grant under the Plan.
We generally grant stock options that vest over a two to four year service period, and restricted stock awards and restricted stock unit awards that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors or the compensation committee of our board of directors.
Performance-Based Restricted Stock Units
In August 2014, our board of directors approved a grant of 0.5 million performance-based restricted stock units ("PSUs") to certain executive officers with an aggregate estimated grant date fair value of $0.9 million. These PSUs vest at 100 percent upon the achievement of two consecutive quarters with positive adjusted earnings before interest, taxes, depreciation and amortization ("AEBITDA") on or before the end of our fiscal year 2017. During the second quarter of fiscal year 2016, the performance condition related to these PSUs was achieved. On February 2, 2016, the compensation committee of our board of directors certified that the performance condition was achieved and the PSUs immediately vested at 100 percent.
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
Stock Incentive Plan Activity
The following table summarizes the combined activity under all of our equity incentive plans for the nine months ended March 26, 2016:

	Shares Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balance at June 27, 2015	8,921	3,381	$7.07	4,545	$1.80
Increase in share reserve	8,000	—	—	—	—
Granted	(5,270)	—	—	3,764	2.84
Exercised or released	605	(56)	2.81	(2,789)	2.12
Forfeited or expired	607	(220)	10.91	(258)	1.31
Balance at March 26, 2016	12,863	3,105	6.88	5,262	2.58
Supplemental disclosure information about our stock options and stock appreciation rights ("SARs") outstanding as of March 26, 2016 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable	2,832	$7.34	3.7	$1,907
Options and SARs outstanding	3,105	6.88	3.9	2,797
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $5.31 on March 24, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 1.3 million shares of common stock subject to in-the-money options which were exercisable as of March 26, 2016. We settle employee stock option exercises with newly issued shares of common stock.

NOTE 10. STOCK-BASED COMPENSATION
We recognize stock-based compensation expense in our condensed consolidated statement of operations related to all share-based awards, including grants of stock options, based on the grant date fair value of such share-based awards. Estimating the grant date fair value of such share-based awards requires us to make judgments in the determination of inputs into the Black-Scholes stock option pricing model which we use to arrive at an estimate of the grant date fair value for such awards. The assumptions used in this model to value stock option grants were as follows (assumptions are not applicable for the three and nine months ended March 26, 2016, as there were no stock options granted during those periods):

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
Stock options:
Expected life	N/A	N/A	N/A	5.3 years
Risk-free interest rate	N/A	N/A	N/A	1.6%
Volatility	N/A	N/A	N/A	76.9%
Dividend yield	N/A	N/A	N/A	—
The amounts included in cost of revenues and operating expenses for stock-based compensation were as follows:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$523	$434	$1,451	$1,340
Research and development	455	396	1,370	1,138
Selling, general and administrative	1,095	745	3,619	2,139
	$2,073	$1,575	$6,440	$4,617
Stock-based compensation by type of award:
Stock options	$52	$87	$167	$317
Restricted stock awards	1,962	1,497	6,258	4,233
Inventory adjustment to cost of revenues	59	(9)	15	67
	$2,073	$1,575	$6,440	$4,617
As of March 26, 2016 and June 27, 2015, we had capitalized approximately $0.4 million and $0.5 million, respectively, of stock-based compensation as inventory.
As of March 26, 2016, we had $0.3 million in unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.1 years, and $7.9 million in unrecognized stock-based compensation expense related to unvested time-based restricted stock awards, net of estimated forfeitures, that will be recognized over a weighted-average period of 1.8 years.
The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected be met, no compensation cost would be recognized on the shares underlying the PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. During the three and nine months ended March 26, 2016, we recorded $0.2 million and $1.2 million, respectively, in stock-based compensation in connection with the PSUs issued in July 2011, March 2014, August 2014 and August 2015, including approximately $0.5 million related to the acceleration of the stock-based compensation in connection with the PSUs issued in August 2014 upon the achievement of the performance conditions. During the three and nine months ended March 28, 2015, we recorded $0.1 million and $0.2 million, respectively, in stock-based compensation expense in connection with the PSUs issued in July 2011, March 2014 and August 2014.

NOTE 11. INCOME TAXES
The income tax provision of $0.5 million and $2.4 million for the three and nine months ended March 26, 2016, respectively, and the income tax benefit of $0.5 million and the income tax provision of $0.4 million for the three and nine months ended March 28, 2015, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of March 26, 2016 and June 27, 2015 were approximately $4.1 million and $4.1 million, respectively. As of March 26, 2016, we had $2.4 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $0.9 million in the next twelve months.

NOTE 12. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock units and awards, warrants and convertible notes during such period.
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(Thousands, except per share amounts)
Net income (loss)	$89	$(10,186)	$(3,264)	$(42,823)

Weighted-average shares - Basic	110,882	108,357	110,212	107,818
Effect of dilutive potential common shares from:
Stock options and stock appreciation rights	280	—	—	—
Restricted stock units and awards	2,537	—	—	—
Weighted-average shares - Diluted	113,699	108,357	110,212	107,818

Basic net income (loss) per share	$—	$(0.09)	$(0.03)	$(0.40)
Diluted net income (loss) per share	$—	$(0.09)	$(0.03)	$(0.40)
For the three and nine months ended March 26, 2016, we excluded 35.5 million and 38.3 million, respectively, of outstanding stock options, stock appreciation rights, unvested restricted stock awards and units, and shares issuable in connection with convertible notes from the calculation of diluted net loss per share because their effect would have been anti-dilutive.
For the three and nine months ended March 28, 2015, we excluded 22.4 million and 13.5 million, respectively, of outstanding stock options, stock appreciation rights, unvested restricted stock awards and units, and shares issuable in connection with convertible notes from the calculation of diluted net loss per share because their effect would have been anti-dilutive.

NOTE 13. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION INFORMATION
Geographic Information
The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(Thousands)
China	$43,935	$29,433	$112,170	$75,686
United States	15,913	12,429	45,880	40,352
Mexico	10,015	8,139	36,549	31,029
Malaysia	7,986	10,845	24,146	40,306
Italy	6,353	6,429	20,242	17,332
Germany	5,686	5,781	14,638	20,168
Japan	2,167	2,189	5,133	7,637
Rest of world	8,995	7,778	23,971	26,574
	$101,050	$83,023	$282,729	$259,084
Product Groups
The following table sets forth revenues by product group:

	Three Months Ended		Nine Months Ended
	March 26, 2016	March 28, 2015	March 26, 2016	March 28, 2015
	(Thousands)
100 Gb/s transmission modules	$58,569	$30,221	$148,951	$85,221
40 Gb/s and lower transmission modules	42,481	52,802	133,778	164,499
Industrial and consumer	—	—	—	9,364
	$101,050	$83,023	$282,729	$259,084

During the second quarter of fiscal year 2015, we sold our Komoro Business, which included the industrial and consumer product group of Oclaro Japan.
Significant Customers and Concentration of Credit Risk
For the three months ended March 26, 2016, four customers accounted for 10 percent or more of our revenues, representing approximately 20 percent, 14 percent, 12 percent and 11 percent of our revenues, respectively. For the nine months ended March 26, 2016, three customers accounted for 10 percent or more of our revenues, representing approximately 19 percent, 14 percent and 10 percent of our revenues, respectively.
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
As of March 26, 2016, four customers accounted for 10 percent or more of our accounts receivable, representing approximately 21 percent, 19 percent, 13 percent and 11 percent of our accounts receivable, respectively. As of June 27, 2015, four customers accounted for 10 percent of our accounts receivable, representing approximately 24 percent, 13 percent, 11 percent and 11 percent of our accounts receivable, respectively.

NOTE 14. RELATED PARTY TRANSACTIONS
As of March 26, 2016, Hitachi, Ltd. ("Hitachi") held slightly less than 5 percent of our outstanding common stock based on Hitachi’s Schedule 13G filed with the Securities and Exchange Commission on December 2, 2015. During the second quarter of fiscal year 2016, Hitachi sold approximately 6.6 million shares of our common stock. Hitachi initially acquired these shares as a result of our acquisition of Opnext on July 23, 2012.
We continue to enter into transactions with Hitachi in the normal course of business. Sales to Hitachi were $1.0 million and $2.9 million for the three and nine months ended March 26, 2016, respectively, and $1.2 million and $3.1 million for the three and nine months ended March 28, 2015, respectively. Purchases from Hitachi were $5.8 million and $16.2 million for the three and nine months ended March 26, 2016, respectively, and $4.2 million and $11.5 million for the three and nine months ended March 28, 2015, respectively. At March 26, 2016, we had $1.3 million accounts receivable due from Hitachi and $5.5 million accounts payable due to Hitachi. At June 27, 2015 we had $0.7 million accounts receivable due from Hitachi and $4.8 million accounts payable due to Hitachi. We also have certain capital equipment leases with Hitachi Capital Corporation as described in Note 8, Commitments and Contingencies.
We are party to a research and development agreement and intellectual property license agreements with Hitachi.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target,” “model,” “may” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) our ability to timely develop, commercialize and ramp the production of new products to customer required volumes, (ii) our ability to respond to evolving technologies, customer requirements and demands, and product design challenges, (iii) our dependence on a limited number of customers for a significant percentage of our revenues, (iv) our manufacturing yields, (v) our ability to effectively manage our inventory, (vi) the risks associated with delays, disruptions or quality control problems in manufacturing, (vii) our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses, (viii) competition and pricing pressure, (ix) our ability to meet or exceed our gross margin expectations, (x) our ability to continue increasing the percentage of sales associated with our new products, (xi) the absence of long-term purchase commitments from the majority of our long-term customers, (xii) the effects of fluctuations in foreign currency exchange rates, (xiii) our dependence on a limited number of suppliers and key contract manufacturers, (xiv) our ability to have our manufacturing lines qualified by our customers, (xv) our ability to attract and retain key personnel, (xvi) our ability to conclude agreements with our customers on favorable terms, (xvii) the impact of financial market and general economic conditions in the industries in which we operate and any resulting reduction in demand for our products, (xviii) our ability to maintain or increase our cash reserves and obtain debt or equity-based financing on acceptable terms or at all, (xix) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources, (xx) our ability to service and repay our outstanding indebtedness pursuant to the terms of the applicable agreements, (xxi) our ability to further reduce costs and operating expenses, (xxii) the risks associated with our international operations, (xxiii) the outcome of tax audits or similar proceedings, (xxiv) the outcome of pending litigation against us, and (xxv) other factors described in other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors" in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.
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

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	March 26, 2016		March 28, 2015		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$101,050	100.0	$83,023	100.0	$18,027	21.7
Cost of revenues	74,114	73.3	70,323	84.7	3,791	5.4
Gross profit	26,936	26.7	12,700	15.3	14,236	112.1
Operating expenses:
Research and development	11,379	11.3	11,732	14.1	(353)	(3.0)
Selling, general and administrative	13,055	12.9	12,048	14.5	1,007	8.4
Amortization of other intangible assets	247	0.2	194	0.2	53	27.3
Restructuring, acquisition and related (income) expense, net	(59)	(0.1)	2,246	2.7	(2,305)	n/m	(1)
Gain on sale of property and equipment	(145)	(0.1)	(138)	(0.1)	(7)	5.1
Total operating expenses	24,477	24.2	26,082	31.4	(1,605)	(6.2)
Operating income (loss)	2,459	2.4	(13,382)	(16.1)	15,841	n/m	(1)
Other income (expense):
Interest income (expense), net	(1,203)	(1.2)	(599)	(0.7)	(604)	100.8
Gain (loss) on foreign currency transactions, net	(865)	(0.9)	2,892	3.5	(3,757)	n/m	(1)
Other income (expense), net	174	0.2	366	0.4	(192)	(52.5)
Total other income (expense)	(1,894)	(1.9)	2,659	3.2	(4,553)	n/m	(1)
Income (loss) before income taxes	565	0.6	(10,723)	(12.9)	11,288	n/m	(1)
Income tax (benefit) provision	476	0.5	(537)	(0.6)	1,013	n/m	(1)
Net income (loss)	$89	0.1	$(10,186)	(12.3)	$10,275	n/m	(1)

(1)	Not meaningful.

	Nine Months Ended					Increase
	March 26, 2016		March 28, 2015		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$282,729	100.0	$259,084	100.0	$23,645	9.1
Cost of revenues	206,488	73.0	218,209	84.2	(11,721)	(5.4)
Gross profit	76,241	27.0	40,875	15.8	35,366	86.5
Operating expenses:
Research and development	33,399	11.8	37,366	14.4	(3,967)	(10.6)
Selling, general and administrative	39,054	13.8	41,108	15.9	(2,054)	(5.0)
Amortization of other intangible assets	748	0.3	881	0.3	(133)	(15.1)
Restructuring, acquisition and related (income) expense, net	(21)	—	(4,062)	(1.5)	4,041	(99.5)
(Gain) loss on sale of property and equipment	22	—	233	0.1	(211)	(90.6)
Total operating expenses	73,202	25.9	75,526	29.2	(2,324)	(3.1)

Operating income (loss)	3,039	1.1	(34,651)	(13.4)	37,690	n/m	(1)
Other income (expense):
Interest income (expense), net	(3,726)	(1.3)	(792)	(0.3)	(2,934)	370.5
Gain (loss) on foreign currency transactions, net	(861)	(0.3)	207	0.1	(1,068)	n/m	(1)
Other income (expense), net	644	0.2	1,250	0.5	(606)	(48.5)
Total other income (expense)	(3,943)	(1.4)	665	0.3	(4,608)	n/m	(1)
Loss from continuing operations before income taxes	(904)	(0.3)	(33,986)	(13.1)	33,082	(97.3)
Income tax provision	2,360	0.8	379	0.2	1,981	522.7
Loss from continuing operations	(3,264)	(1.2)	(34,365)	(13.3)	31,101	(90.5)
Loss from discontinued operations, net of tax	—	—	(8,458)	(3.2)	8,458	(100.0)
Net loss	$(3,264)	(1.2)	$(42,823)	(16.5)	$39,559	(92.4)

(1)	Not meaningful.

Revenues
Revenues for the three months ended March 26, 2016 increased by $18.0 million, or 22 percent, compared to the three months ended March 28, 2015. Compared to the three months ended March 28, 2015, revenues from sales of our 100 Gb/s transmission modules increased by $28.3 million, or 94 percent, primarily due to growth in our 100 Gb/s client side transceivers and our line side discrete components; and revenues from sales of our 40 Gb/s transmission and lower modules decreased by $10.3 million, or 20 percent, primarily due to certain legacy 40 Gb/s and 10 Gb/s products being gradually replaced by our newer products. This product mix shift reflects our continued focus on the market for higher speed products that are smaller in size and have lower power consumption.
For the three months ended March 26, 2016, four customers accounted for 10 percent or more of our revenues, representing approximately 20 percent, 14 percent, 12 percent and 11 percent of our revenues, respectively. For the three months ended March 28, 2015, four customers accounted for 10 percent or more of our revenues, representing approximately 19 percent, 16 percent, 11 percent and 10 percent of our revenues, respectively.
Revenues for the nine months ended March 26, 2016 increased by $23.6 million, or 9 percent, compared to the nine months ended March 28, 2015. Compared to the nine months ended March 28, 2015, revenues from sales of our 100 Gb/s transmission modules increased by $63.7 million, or 75 percent, primarily due to growth in our 100 Gb/s client side transceivers and our line side discrete components; and revenues from sales of our 40 Gb/s and lower transmission modules decreased by $30.7 million, or 19 percent, primarily due to certain legacy 40 Gb/s and 10 Gb/s products being gradually replaced by our newer products; and revenues from sales of our industrial and consumer products decreased by $9.4 million, or 100 percent, due to our sale of the Komoro Business in the second quarter of fiscal year 2015. This product mix shift reflects our continued focus on the market for higher speed products that are smaller in size and have lower power consumption.
For the nine months ended March 26, 2016, three customers accounted for 10 percent or more of our revenues, representing approximately 19 percent, 14 percent and 10 percent of our revenues, respectively. For the nine months ended March 28, 2015, three customers accounted for 10 percent or more of our revenues, representing approximately 22 percent, 14 percent and 10 percent of our revenues, respectively.

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
Our gross margin rate increased to approximately 27 percent for the three months ended March 26, 2016, compared to 15 percent for the three months ended March 28, 2015. The improvement in the gross margin rate relates to 100 Gb/s product growth that contributed approximately 11 percentage points of improvement and economies of scale related to manufacturing overhead and inventory management that contributed approximately 4 percentage points of improvement. This was partially offset by a 4 percentage point decrease due to lower sales of our 40 Gb/s telecommunications products.
Our gross margin rate increased to approximately 27 percent for the nine months ended March 26, 2016, compared to 16 percent for the nine months ended March 28, 2015. The improvement in the gross margin rate relates to 100 Gb/s product growth that contributed approximately 9 percentage points of improvement, economies of scale related to manufacturing overhead and inventory management that contributed approximately 5 percentage points of improvement, and favorable mix within our 10 Gb/s product portfolio that contributed approximately 4 percentage points of improvement. This was partially offset by a 4 percentage point decrease due to lower sales of our 40 Gb/s telecommunications products, and a 2 percentage point decrease due to the absence of higher margin industrial and consumer products as a result of our sale of the Komoro Business in the second quarter of fiscal year 2015.

Research and Development Expenses
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.
Research and development expenses decreased to $11.4 million for the three months ended March 26, 2016, from $11.7 million for the three months ended March 28, 2015. The decline was primarily related to a decrease of $0.5 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014 and a decrease of $0.1 million mainly related to the impact of the British pound and Euro weakening relative to the U.S. dollar. These reductions were partially offset by an increase in variable compensation of $0.2 million.
Research and development expenses decreased to $33.4 million for the nine months ended March 26, 2016, from $37.4 million for the nine months ended March 28, 2015. The decline was primarily related to a decrease of $2.0 million from the sale of our Komoro Business in the second quarter of fiscal year 2015, a decrease of $2.0 million related to the impact of the Japanese yen, British pound and Euro weakening relative to the U.S. dollar, and a decrease of $2.0 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014. These reductions were partially offset by an increase in non-recurring engineering and material expenses of $1.4 million and increases in stock compensation and variable compensation totaling $0.6 million.

Selling, General and Administrative Expenses
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.

Selling, general and administrative expenses increased to $13.1 million for the three months ended March 26, 2016, from $12.0 million for the three months ended March 28, 2015. The was primarily related to an increase in stock compensation and variable compensation totaling $1.0 million and increased marketing expenses of $0.5 million. This was partially offset by a decrease of $0.3 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014 and a decrease of $0.2 million mainly related to the impact of the British pound and Euro weakening relative to the U.S. dollar.
Selling, general and administrative expenses decreased to $39.1 million for the nine months ended March 26, 2016, from $41.1 million for the nine months ended March 28, 2015. The decline was primarily related to a decrease of $1.4 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014, a decrease of $1.2 million related to the impact of the Japanese yen, British pound and Euro weakening relative to the U.S. dollar, a decrease of $1.0 million related to the sale of our Komoro Business in the second quarter of fiscal year 2015, a decrease of $1.0 million in building-related expenses, and a decrease of $0.8 million in audit and legal costs. These reductions were partially offset by higher stock compensation costs of $1.5 million related in part to the achievement of the performance conditions of the performance-based restricted stock units granted in August 2014, an increase in variable compensation of $1.4 million, and higher marketing costs of approximately $0.5 million.

Amortization of Other Intangible Assets
Amortization of other intangible assets declined during the three and nine months ended March 26, 2016 as compared to the three and nine months ended March 28, 2015, due to the sale of our Komoro business.
With the sale of our Komoro Business, we expect the amortization of intangible assets to be $0.3 million for the remainder of fiscal year 2016, $0.8 million for fiscal year 2017, $0.6 million for fiscal year 2018 and $0.1 million for fiscal year 2019, based on the current level of our other intangible assets as of March 26, 2016.

Restructuring, Acquisition and Related (Income) Expense, Net
During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the three months ended March 26, 2016, we recorded minimal restructuring charges. During the nine months ended March 26, 2016, we recorded restructuring charges of $0.3 million in connection with this restructuring plan, which related to workforce reductions. During the three and nine months ended March 28, 2015, we recorded restructuring charges of $1.5 million and a restructuring charge of $1.7 million, respectively, in connection with this restructuring plan. The restructuring charges for the three months ended March 28, 2015 related to workforce reductions. The restructuring charges for the nine months ended March 28, 2015 include $1.8 million related to workforce reductions and a $0.1 million reversal of restructuring charges related to revised estimates for lease cancellations and commitments. During the three months ended March 26, 2016, we made minimal scheduled payments. During the nine months ended March 26, 2016, we made scheduled payments of $0.5 million. During the three and nine months ended March 28, 2015, we made scheduled payments of $0.3 million and $2.0 million, respectively. As of March 26, 2016, we had $0.2 million in accrued restructuring liabilities related to this restructuring plan.
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of a portion of our Shenzhen, China manufacturing operations to Venture Corporation Limited ("Venture"). This transition occurred in a phased and gradual transfer of certain products and was completed in fiscal year 2015. In connection with this transition, we recorded restructuring charges related to employee separation charges of $0.8 million and $2.6 million during the three and nine months ended March 28, 2015, respectively and made scheduled payments of $0.2 million and $2.3 million, respectively, to settle a portion of these restructuring liabilities. As of March 26, 2016 and June 27, 2015, we had no remaining accrued restructuring liabilities related to this restructuring plan.

Other Income (Expense)
Other income (expense) was $1.9 million in expense for the three months ended March 26, 2016 as compared to $2.7 million in income for the three months ended March 28, 2015. This change in other income (expense) primarily related to a $0.6 million increase in interest expense mainly related to the issuance of our convertible notes in the third quarter of fiscal year 2015, a $3.8 million increase in foreign currency transaction losses during the three months ended March 26, 2016, as compared to the three months ended March 28, 2015, related to (i) the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries, and (ii) a $0.9 million loss resulting from a capital distribution of an investment in a foreign subsidiary.
Other income (expense) was $3.9 million in expense for the nine months ended March 26, 2016 as compared to $0.7 million in income for the nine months ended March 28, 2015. This change in other income (expense) primarily related a $2.9 million increase in interest expense mainly related to the issuance of our convertible notes in the third quarter of fiscal year 2015, a $1.1 million increase in foreign currency transaction losses during the nine months ended March 26, 2016, as compared to the nine months ended March 28, 2015, related to (i) the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries, and (ii) a $0.9 million loss resulting from a capital distribution of an investment in a foreign subsidiary.

Income Tax (Benefit) Provision
The income tax provision of $0.5 million and $2.4 million for the three and nine months ended March 26, 2016, respectively, and the income tax benefit of $0.5 million and the income tax provision of $0.4 million for the three and nine months ended March 28, 2015, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of March 26, 2016 and June 27, 2015 were approximately $4.1 million and $4.1 million, respectively. As of March 26, 2016, we had $2.4 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $0.9 million in the next twelve months.

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
Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended March 26, 2016 was $3.0 million, primarily resulting from non-cash adjustments of $18.6 million, partially offset by a $12.4 million decrease in cash due to changes in operating assets and liabilities and a net loss of $3.3 million. The $18.6 million increase in cash resulting from non-cash adjustments primarily consisted of $12.2 million in depreciation and amortization, $6.4 million of expense related to stock-based compensation and $0.6 million from the amortization of the debt discount and issuance costs in connection with the convertible notes payable, partially offset by $0.6 million from the amortization of a deferred gain from a sales-leaseback transaction in Caswell, U.K. The $12.4 million decrease in cash due to changes in operating assets and liabilities was comprised of a $13.0 million increase in accounts receivable attributable to an increase in revenues and timing of collections, a $7.6 million increase in inventories resulting from the receipt of inventory intended for sale in future quarters, partially offset by a $6.0 million increase in accrued expenses and other liabilities, a $1.4 million increase in accounts payable largely attributable to the timing of purchases and payments to vendors, and a $0.5 million decrease in prepaid expenses and other current assets.
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
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended March 26, 2016 was $9.9 million, consisting of $12.4 million used in capital expenditures, partially offset by a $2.5 million reduction in restricted cash.
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
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended March 26, 2016 was $3.6 million, primarily consisting of $2.3 million in payments on capital lease obligations and $1.5 million related to shares repurchased for tax withholdings on vesting of restricted stock units, partially offset by $0.2 million in cash proceeds from the exercise of stock options.
Net cash provided by financing activities for the nine months ended March 28, 2015 was $58.7 million, primarily consisting of $61.6 million proceeds from the sale of convertible notes, partially offset by $3.0 million in payments on capital lease obligations.
Credit Line and Notes
On February 19, 2015, we closed a private placement of $65.0 million in aggregate principal Convertible Senior Notes due 2020 (the “6.00% Notes”). The sale of the 6.00% Notes resulted in proceeds of approximately $61.6 million, after deducting the initial purchaser's discount of $3.4 million. We also incurred offering costs of $0.6 million in connection with the 6% Notes. As of March 26, 2016, the net carrying value of the liability component was $61.9 million and the unamortized value of the debt discount and issuance costs was $3.1 million. Interest on the 6.00% Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. During the three and nine months ended March 26, 2016, we recorded $1.2 million and $3.5 million in interest expense, respectively, including the amortization of the debt discount and the issuance costs, and made interest payments of $3.9 million related to these 6.00% Notes during the nine months ended March 26, 2016. See Note 6, Credit Line and Notes, for additional information regarding the 6.00% Notes.
As of March 26, 2016, we had a $40.0 million revolving credit facility with Silicon Valley Bank. As of March 26, 2016, there were no amounts outstanding under this credit facility. See Note 6, Credit Line and Notes, for additional information regarding this credit facility.
Future Cash Requirements
As of March 26, 2016, we held $106.8 million in cash, cash equivalents and restricted cash, comprised of $106.1 million in cash and cash equivalents and $0.7 million in restricted cash (excluding $0.2 million of restricted cash in other non-current assets); and we had working capital of $175.4 million.
Based on our current cash and cash equivalent balances, together with our existing credit facility, we believe that we have sufficient funds to support our operations through the next 12 months, including approximately $6.0 million to $16.0 million of capital expenditures that we expect to incur through the remainder of the current fiscal year.

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
We have historically incurred operating losses from continuing operations and generated negative cash flows from operations. Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon us having sufficient resources to operate our business. In addition to the availability of our cash resources as of March 26, 2016, the continued operation of our business is dependent upon our achieving cash flows expected to be generated from the execution of our current operating plan, together with amounts expected to be available under our Credit Agreement. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should we be unable to continue in existence.
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
For additional information on the risks we face related to future cash requirements, see Item 1A. Risk Factors under “— Risks Related to Our Business — We have a history of large operating losses and we may not be able to sustain profitability in the future and maintain sufficient levels of liquidity,” included elsewhere in this Quarterly Report on Form 10-Q.
As of March 26, 2016, $39.0 million of the $106.8 million of our cash, cash equivalents and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for specific entities in Shanghai, China; Israel and Germany where closure follows our decision to exit certain businesses in fiscal year 2016.
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
INTEREST RATES
We finance our operations through a mixture of issuances of equity and debt securities, capital leases, working capital and by drawing on our credit facility. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed under our credit facility, convertible notes and through our capital leases. At March 26, 2016, there were no amounts outstanding under our credit facility, $65.0 million outstanding of convertible notes with an interest rate of 6.0 percent and $5.8 million outstanding under capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense by approximately $0.7 million.
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
As of March 26, 2016, our U.K. subsidiary had $75.0 million, net, in U.S. dollar denominated operating intercompany payables, $22.1 million in U.S. dollar denominated accounts receivable, net of accounts payable, related to sales to external customers and purchases from suppliers, and $8.0 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $4.5 million (U.S. dollar weakening), or loss of $4.5 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
As of March 26, 2016, our Japan subsidiary had $31.7 million, net, in U.S. dollar denominated operating intercompany payables, $9.5 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $17.4 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $2.4 million (U.S. dollar weakening), or loss of $2.4 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
BANK LIQUIDITY RISK
As of March 26, 2016, we have approximately $106.1 million in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred any losses and have had full access to our operating accounts. See Note 3, Balance Sheet Details. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.
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
During the three and nine months ended March 26, 2016, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarter in which they were opened. In connection with these hedges, during the three months ended

March 26, 2016, we recorded a $0.1 million loss in gain (loss) on foreign currency transactions, net within our condensed consolidated statement of operations. During the nine months ended March 26, 2016, we recorded a $0.9 million loss in gain (loss) on foreign currency transactions, net within our condensed consolidated statement of operations. As of March 26, 2016, we did not have any outstanding foreign currency forward contracts.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 26, 2016. The term “disclosure controls and procedures,” as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 26, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the three months ended March 26, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Kunst Worker Compensation Matter
On June 18, 2015, Gerald Kunst, or Kunst, filed a civil suit against us and Travelers Property Casualty Company of America, or Travelers, in Massachusetts Superior Court, Civil Action No. SUCV2015-01818F. Travelers is our general liability insurance carrier. The complaint filed by Kunst, an employee of a third party service provider, alleges that he was injured while performing air conditioning repair services on the premises of our Acton, Massachusetts facility and seeks judgment in an amount to be determined by the court or jury, together with interest and costs. On July 24, 2015, we filed an answer to the complaint, which included our affirmative defenses. The parties continue to conduct initial discovery. As of May 5, 2016, no hearing has been scheduled in this matter. We intend to vigorously defend against this litigation.

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
Many of our new product samples for metro, data center and long haul 100 and 200 gigahertz ("GHz") communication applications have been well received by potential customers of these products. As a result, we anticipate significant backlog for these new generation products. These newer generation products typically will have greater functionality and a smaller footprint, resulting in more complexity in the manufacturing process. This increased complexity will result in lower manufacturing yields or more difficult production to manufacture in volume. If we experience large demand for these products and are unable to manufacture them in sufficient volume, we would fall short of the planned output and revenue targets as we move from low volume sampling to manufacturing for commercial production. In addition, a production ramp for certain products can include a manufacturing transition between two or more locations which carries an inherent risk of delay. For example, we are currently in the process of transitioning the assembly and test processes for our 100 Gb/s CFP2 coherent transceiver from our Caswell, UK facility to our Shenzhen, China facility and to Venture Corporation Limited ("Venture"). Our failure to satisfy our customers' demand for these products could result in our customers postponing or canceling orders or seeking alternative suppliers for these products, which would adversely affect our results of operations.

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
Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications systems industry is dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier customers to purchase their products that incorporate our optical components. For example, during the nine months ended March 26, 2016 and during the fiscal years ended June 27, 2015 and June 28, 2014, our three largest customers accounted for 44 percent, 45 percent and 43 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, during the second half of fiscal 2012, our revenues were adversely impacted by a significant change in demand expectations from a particular major customer. Further, the industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.
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
The inability to obtain government licenses and approvals for desired international trading activities or technology transfers, including export licenses, may prevent the profitable operation of our business.
Many of our present and future business activities are subject to licensing by the United States government under the Export Administration Act, the Export Administration Regulations and other laws, regulations and requirements governing international trade and technology transfer. For example, in early March 2016, the U.S. Department of Commerce (the "DOC") amended the Export Administration Regulations ("EAR") and imposed additional licensing restrictions on exports of certain products to Zhongxing Telecommunications Equipment Corporation and its subsidiary, ZTE Kangxun Telecommunications Ltd. (collectively, "ZTE"), one of our significant customers. In response to the DOC's action, we temporarily ceased shipment of products to ZTE. In late March 2016, the DOC created a temporary general license applicable to exports to ZTE, in effect until June 30, 2016. Pursuant to this new temporary license,we subsequently resumed our shipment of products to ZTE. We do not know what export licensing rules will apply to ZTE after June 30, 2016, however, any action that precludes us from shipping product to ZTE, including the non-renewal of the temporary license, may have a material adverse impact on our revenues and results of operations.
We also presently manufacture products in China and Thailand that require licenses. The profitable operations of our business may require the continuity of these licenses and may require further licenses and approvals for future products in these and other countries. However, there is no certainty to the continuity of these licenses, nor that further desired licenses and approvals may be obtained.
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
Our future success depends, in part, on our ability to attract and retain key personnel, including executive management. Competition for highly skilled technical personnel is extremely intense and we continue to face difficulty identifying and hiring qualified engineers in many areas of our business. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Our future success also depends on the continued contributions of our executive management team and other key management and technical personnel, each of whom would be difficult to replace. The loss of services of these or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business.
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

Our business and results of operations may be negatively impacted by financial market conditions and general economic conditions in the industries in which we operate, and such conditions may increase the other risks that affect our business.
Over the past few years, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, and rating downgrades of investments. In the past, due to these conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for our products. It is possible that changes in current economic conditions could result in similar setbacks in the future, and that some of our customers could as a result reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. In the past, financial market volatility has materially and adversely affected the market conditions in the industries in which we operate, and has had a material adverse impact on our revenues. Our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all. To a large degree, orders from our customers are dependent on demand from telecom carriers around the world. Telecom carrier capital expenditure plans and execution can also be adversely impacted, both in terms of total spend and in determination of areas of investment within network infrastructures, by global and regional macroeconomic conditions. We are unable to predict the likely occurrence, severity or duration of any potential future disruption in financial markets or adverse economic conditions in the U.S. and other countries, but the longer the duration the greater the risks we face in operating our business.
We have a history of large operating losses. We may not be able to sustain profitability in the future and as a result we may not be able to maintain sufficient levels of liquidity.
We have historically incurred losses and negative cash flows from operations since our inception. As of March 26, 2016, we had an accumulated deficit of $1,357.5 million. Although we achieved income from continuing operations during the three months ended March 26, 2016, we incurred a loss from continuing operations of $3.3 million during the nine months ended March 26, 2016, and we incurred losses from continuing operations for the years ended June 27, 2015 and June 28, 2014 of $48.2 million and $102.1 million, respectively.
As of March 26, 2016, we held $106.8 million in cash and restricted cash, comprised of $106.1 million in cash and cash equivalents and $0.7 million in short-term restricted cash; and we had working capital, including cash, of $175.4 million. At March 26, 2016, we had debt of $67.7 million, consisting of capital leases and convertible notes payable.
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
We may incur significant changes in our deferred tax asset valuation allowances based on our current assessment of reaching and maintaining profitability.
We maintain full valuation allowances on our deferred tax assets in several jurisdictions where we conduct business and will continue to do so until there is sufficient evidence to support the reversal of these allowances. There is a reasonable possibility that, in the near term, sufficient evidence may exist to conclude that some, or all, of our valuation allowances are no longer needed and should be released against our deferred tax assets. This release of our valuation allowances may have a material impact on our deferred tax assets and results of operations.
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
Our revenues and operating results are likely to fluctuate significantly as a result of factors that are outside our control, which could adversely impact our operating results.
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
For the nine months ended March 26, 2016 and the fiscal years ended June 27, 2015 and June 28, 2014, 16 percent, 16 percent and 11 percent of our revenues, respectively, were derived from sales to customers located in the United States and 84 percent, 84 percent and 89 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

•	currency fluctuations, which could result in increased operating expenses and reduced revenues;

•	difficulty in enforcing or adequately protecting our intellectual property;

•	ability to hire qualified candidates;

•	trade restrictions, including restrictions imposed by the United States government on trading with parties in foreign countries;

•	foreign income, value added and customs taxes;

•	trade restrictions, including restrictions imposed by the United States government on trading with parties in foreign countries;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	political, legal and economic instability in foreign markets;

•	foreign regulations;

•	changes in, or impositions of, legislative or regulatory requirements;

•	transportation delays;

•	epidemics and illnesses;

•	terrorism and threats of terrorism;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	work stoppages related to employee dissatisfaction; and

•	the effective protections of, and the ability to enforce, contractual arrangements.
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
The market price of our common stock has been, and is likely to continue to be, highly volatile. For example, between June 27, 2015 and March 26, 2016, the market price of our common stock ranged from a low of $2.06 per share to a high of $5.41 per share. Many factors could cause the market price of our common stock to rise and fall.
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
When the market price of a stock experiences a sharp decline, as has happened to us in the past, holders of that stock have often brought securities class action litigation against the company that issued the stock. Several securities class action lawsuits have been filed against us and certain of our current and former officers and directors. Other class action lawsuits have been initiated in the past against Opnext, us and certain of our respective current and former officers and directors as purported derivative actions. The securities class action complaints alleged violations of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the Securities and Exchange Commission (the "SEC"). Each purported derivative complaint alleged, among other things, counts for breaches of fiduciary duty, waste, and unjust enrichment. The courts approved the settlement of these lawsuits and the settlements became final in December 2014. For a description of these lawsuits, see Part II, Item 1, Legal Proceedings, "Class Action and Derivative Litigation" in our Quarterly Report on Form 10-Q filed on February 5, 2015. If new litigation of this type were to be initiated in the future, such litigation would likely divert the time and attention of our management and could cause us to incur significant expense in defending against the litigation. In addition, if any such suits were resolved in a manner adverse to us, the damages we could be required to pay may be substantial and could have an adverse impact on our results of operations and our ability to operate our business.
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
As of March 26, 2016, we had $1.8 million in other intangible assets and $54.4 million of property and equipment, net on our condensed consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the other intangible assets and the implied fair value of the other intangible assets in the period in which such determination is made. The testing of other intangible assets for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.
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
Our business and operating results are vulnerable to natural disasters, such as earthquakes, fires, tsunami, volcanic activity and floods, as well as other events beyond our control such as power loss, telecommunications failures and uncertainties arising out of terrorist attacks in the United States and armed conflicts overseas. For example, in the latter three quarters of fiscal year 2012, our results of operations were materially and adversely impacted by the flooding in Thailand. Additionally, our corporate headquarters and a portion of our research and development and manufacturing operations are located in Silicon Valley, California, and select manufacturing facilities are located in Japan. These regions in particular have been vulnerable to natural disasters, such as the 2011 earthquake and subsequent tsunami that occurred in Japan, and the April 2016 earthquakes that took place on the island of Kyushu in Japan. The occurrence of any of these events could pose physical risks to our property and personnel, which may adversely affect our ability to produce and deliver products to our customers. Although we presently maintain insurance against certain of these events, we cannot be certain that our insurance will be adequate to cover any damage sustained by us or by our customers.
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
The disclosure requirements related to the “conflict minerals” provision of the Dodd-Frank Act may limit our supply and increase our costs for certain metals used in our products and could affect our reputation with customers or shareholders.
Under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), the SEC adopted a rule requiring public companies to disclose the use of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured. The rule, which went into effect for calendar year 2013 and requires a disclosure report to be filed with the SEC generally by the end of May each year, requires companies to perform due diligence, disclose and report whether or not such minerals originate from the Democratic Republic of Congo (DRC) or an adjoining country. The rule could affect sourcing at competitive prices and availability in sufficient quantities of certain minerals used in the manufacturing of our products. The number of suppliers who provide conflict-free minerals may be limited. In addition, there may be material costs associated with complying with the disclosure requirements, such as costs related to the due diligence process of determining the source of certain minerals used in our products, as well as costs of possible changes to products, processes, or sources of supply as a consequence of such verification activities. As our supply chain is complex and we use contract manufacturers for some of our products, we may not be able to sufficiently verify the origins of the relevant minerals used in our products through the due diligence procedures that we implement, which may harm our reputation. If we cannot determine that our products exclude conflict minerals sourced from the DRC or adjoining countries, some of our customers may discontinue, or materially reduce, purchases of our products, which could negatively affect our results of operations.
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

OCLARO, INC. (Registrant)

May 5, 2016	By:	/s/ GREG DOUGHERTY
Greg Dougherty Chief Executive Officer (Principal Executive Officer)

May 5, 2016	By:	/s/ PETE MANGAN
Pete Mangan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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