Form 10-K
period 2016-07-02
OCLARO, INC.
filed 2016-08-26
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JULY 2, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $384,302,032 based on the last reported sale price of the registrant’s common stock on December 25, 2015 as reported by the NASDAQ Global Select Market ($3.54 per share). As of August 23, 2016, there were 147,857,673 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders, which will be filed on or before October 30, 2016. With the exception of the sections of the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders specifically incorporated herein by reference, the registrant’s Proxy Statement for its 2016 Annual Meeting of Stockholders is not deemed to be filed as part of this Form 10-K.

OCLARO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 2, 2016

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Annual Report”) and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “will,” “plan,” “believe,” “should,” “outlook,” “could,” “target,” “model,” “may” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) our ability to timely develop, commercialize and ramp the production of new products to customer required volumes, (ii) our ability to respond to evolving technologies, customer requirements and demands, and product design challenges, (iii) our dependence on a limited number of customers for a significant percentage of our revenues, (iv) our manufacturing yields, (v) our ability to effectively manage our inventory, (vi) the risks associated with delays, disruptions or quality control problems in manufacturing, (vii) our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses, (viii) competition and pricing pressure, (ix) our ability to meet or exceed our gross margin expectations, (x) the effects of fluctuations in foreign currency exchange rates, (xi) our dependence on a limited number of suppliers and key contract manufacturers, (xii) our ability to have our manufacturing lines qualified by our customers, (xiii) the impact of financial market and general economic conditions in the industries in which we operate and any resulting reduction in demand for our products, (xiv) the absence of long-term purchase commitments from the majority of our long-term customers, (xv) our ability to conclude agreements with our customers on favorable terms, (xvi) our ability to continue increasing the percentage of sales associated with our new products, (xvii) our ability to attract and retain key personnel, (xviii) the outcome of tax audits or similar proceedings, (xix) the impact of changes in our deferred tax asset valuation allowances, (xx) our ability to maintain or increase our cash reserves and obtain debt or equity-based financing on acceptable terms or at all, (xxi) our ability to effectively compete with companies that have greater name recognition, broader customer relationships and substantially greater financial, technical and marketing resources, (xxii) the risks associated with our international operations, (xxiii) the outcome of pending litigation against us, and (xxiv) other factors described in other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned "Business," "Risk Factors," and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report and the documents incorporated herein by reference.
As used herein, “Oclaro,” “we,” “our,” and similar terms include Oclaro, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I
Item 1. Business
Overview of Oclaro
During our fiscal year 2016, we were one of the leading providers of optical components, modules and subsystems for the core optical transport, service provider, enterprise and data center markets. Leveraging over three decades of laser technology innovation, photonic integration and subsystem design, we provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications.
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
Our principal executive offices are located at 225 Charcot Avenue, San Jose, California 95131, and our telephone number at that location is (408) 383-1400. We maintain a web site with the address www.oclaro.com. Our website includes links to our Code of Business Conduct and Ethics and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters. We did not waive any provisions of our Code of Business Conduct and Ethics during the year ended July 2, 2016. We are not including the information contained in our website or any information that may be accessed through our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Any document we file with the SEC, may be inspected, without charge, at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330 or at the SEC’s internet address at http://www.sec.gov (the information contained in the SEC’s website is not intended to be a part of this filing).
Recent Developments
In August 2016, we entered into multiple privately negotiated agreements, pursuant to which all of our 6.00% Convertible Senior Notes due 2020 (the “6.00% Notes”) were cancelled, and the indenture, dated as of February 19, 2015, by and between us and U.S. Bank National Association, pursuant to which the 6.00% Notes were issued, was satisfied and discharged. We issued in aggregate 34,659,972 shares of our common stock and made cash payments totaling $4.7 million in exchange for $65.0 million aggregate principal amount of our 6.00% Notes. These agreements are more fully discussed in Note 16, Subsequent Events to our consolidated financial statements included elsewhere in this Annual Report.
Our Business
We are a supplier of core optical network technology to leading telecommunications and data communications equipment companies worldwide. We target communications equipment manufacturers that integrate our optical technology into the switching, routing and transport systems they offer to the global service and content providers that are building, upgrading and operating high-performance optical networks. Service and content providers are increasingly demanding greater levels of network capacity from their communications equipment suppliers, our primary customers, in order to meet their rapidly growing network bandwidth requirements. This is being driven by bandwidth intensive applications and devices that are at the access or edge of the network, such as all forms of mobile devices, streaming video, social media, cloud computing and voice over Internet Protocol ("VoIP").
The optical communications market has started to expand beyond a small number of very large service providers, and is now transitioning to a variety of open and captive networks created solely for in house use by large video services, search engines and companies offering a variety of cloud computing services. We believe that the trend toward an increase in demand for optical solutions, which increase network capacity, is in response to growing bandwidth demand driven by increased transmission of video, voice and data over optical communications networks. Service providers also seek to decrease the total cost of ownership of their networks, and many of our advanced optical solutions, both now and potentially in terms of future optical technologies to enable new network architectures, can provide a level of flexibility and responsiveness that will support these goals by enabling savings in both operational and capital expenses. The rapid development of network infrastructure underway in developing countries is also driving growth in demand for optical solutions. Increasingly, internet content providers with their own wide area networks have similar requirements and are also becoming customers for our optical network products. We design, manufacture and market optical components, modules and subsystems that generate, detect, combine and separate light signals in optical communications networks. During fiscal year 2016, we were a leading supplier of optical products at the component level, including tunable lasers, external modulators, integrated lasers and modulators and receivers. During fiscal year 2016, we were also a leading supplier of products at the module and subsystem levels, including transceivers, transponders and controlled subsystems. Many of our products enable increased flexibility in optical communications networks, making the networks more dynamic in nature. We supply transmission products at the component level and the module level into 10 gigabits per second ("Gb/s"), 40 Gb/s and 100 Gb/s communications solutions.
Additionally, in data communications ("datacom"), enterprises and institutions such as data centers have grown in complexity as they manage the rapidly escalating demands for increased bandwidth and diverse types of data driven through the consumerization of information technology and the transition to Software as a Service ("SaaS") services. These next generation architectures, such as hyperscale data centers, require very high speed interconnects to support intensive data traffic within and between corporate data centers. The providers of hyperscale data centers are upgrading and deploying their own high speed local, storage and wide-area networks, also called LANs, SANs and WANs, respectively. These deployments increase the ability to utilize high-bandwidth applications that are growing in importance to their organizations and also increase utilization across telecommunications networks as this traffic leaves the LANs, SANs and WANs and travels over the network service providers’ edge and core networks. We are a leading supplier of client-side and short reach optical transceivers at 10 Gb/s and 100 Gb/s into datacom and enterprise solutions.
With the increasing demand of mobile connectivity on an ever increasing range of devices, from phones to tablet computers, enabling the consumer to use bandwidth intensive applications such as video streaming requires mobile infrastructure providers to use optical solutions from the mast head to a remote terminal and/or central office. We are a supplier of optical transceivers at speeds up to 25 Gb/s into the wireless fronthaul and backhaul market.
For the years ended July 2, 2016, June 27, 2015 and June 28, 2014, our revenues were $407.9 million, $341.3 million and $390.9 million, respectively. We had net income of $8.6 million and $17.8 million for the years ended July 2, 2016 and June 28, 2014, respectively, and incurred a net loss of $56.7 million for the year ended June 27, 2015. As of July 2, 2016, June 27, 2015 and June 28, 2014, our total assets were $359.0 million, 325.9 million and 365.7 million, respectively.
Competitive Differentiation
We believe that demonstrating the following competitive strengths will continue to be important to maintain and reinforce our position as a leading provider of core optical network components, modules and subsystems:

•
Optical Technology Leadership. We have extensive expertise in optical technologies including optoelectronic semiconductors, electronics design, firmware and software capabilities. Our expertise includes III-V optoelectronic semiconductors utilizing indium phosphide ("InP") substrates. As of July 2, 2016, we have approximately 1,000 patents issued. Our intellectual property ("IP") portfolio represents a significant investment in the optical industry over the past 30 years. We believe our commitment to the optical industry and our IP and know-how represents a differentiated value proposition for our customers. We are a leading supplier in many of our metro and long-haul telecom product markets.

•
Leading Photonic Integration Capabilities. Photonic integration, which is the combination of multiple functions on a single InP chip, is an important source of differentiation. Photonic integration can reduce the number of component elements, and thus the cost, of a solution, reduce the footprint of the required functionality, reduce the complexity of the corresponding integration of component elements and reduce overall power consumption of the related functionality. Our wafer fabrication facilities and process technologies position us to be a leader in delivering photonic integration. We believe that photonic integration will enable us to capture additional value in the optical network supply chain as customers demand increasing product integration, speed and complexity to build the next generation network.

•
Vertically Integrated Approach. Our wafer fabrication facilities position us to introduce product innovations delivering optical network cost and performance advantages to our customers. We believe that the combination of our in-house control of the product life-cycle process combined with the scalability and flexibility of our contract manufacturers enables us to respond more quickly to changing customer requirements, allowing our customers to reduce the time it takes them to deliver products to market. We operate back-end assembly and test facilities in China and Japan. We believe that our ability to deliver innovative technologies in a variety of vertical form factors, ranging from chip level to module level to subsystem level, allows us to address the needs of a broad base of potential customers regardless of their desired level of product integration or complexity.

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
Business Strategy
In order to maintain our position as a leading provider of core optical network components, modules and subsystems, we are continuing to pursue the following business strategies:

•
Maintain Focus on Communications Networks. We are positioned as a key strategic supplier to the major telecommunications equipment and data communications equipment companies and intend to continue to focus on enabling our customers to build equipment for the implementation of next generation core optical networks. Our optical IP and development expertise provides us with optical network insights that enable us to partner with our customers to continue to develop and deliver innovative optical solutions. We plan to continue to work with our customers to develop key technologies and expand our product offerings across the optical network.

•
Capture Share in New and Emerging Web 2.0 and Data Center Markets. The emerging data center and Web 2.0 markets are one of the fastest growing segments in optical communications, both in terms of capital network equipment investment and growth of high data rate optical transceivers. To support the higher data rates needed, single mode fiber is the connectivity media of choice for greenfield data centers, maximizing the operators’ return on investment. We are ideally placed with our technology to support a broad portfolio of high speed discrete lasers, receivers, optical sub-assemblies and transceivers, and supporting this market segment is a key strategic initiative for us as we move forward.

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

•
In the Future We May Consider the Use of Strategic Investments, Acquisitions and Divestitures to Maintain an Optical Leadership Position. Our industry has historically been fragmented and characterized by large numbers of competitors, but in recent years has experienced increasing levels of consolidation. In addition to our internal development capabilities, we have used acquisitions as a means to enhance our scale, obtain critical technologies and enter new markets. We have historically expanded our business through acquisitions where we have seen an opportunity to enhance scale, broaden our product offerings or integrate new technology. Our July 2012 acquisition of Opnext was consistent with this strategy. In addition, we have participated in significant past merger, acquisition and divestiture activities, including our merger with Avanex in April 2009; our acquisition of Xtellus, Inc. ("Xtellus") in December 2009; our acquisition of Mintera Corporation ("Mintera") in July 2010; and divestitures of our Zurich Business in September 2013, our Amplifier Business in November 2013 and our industrial and consumer business based in Komoro, Japan (the "Komoro Business") in October 2014. In the future, we may make strategic investments or acquire companies or businesses to extend or reinforce our position.

Our Product Offerings

•
Client Side Transceivers. Our pluggable transceiver portfolio includes fixed wavelength SFP at data rates less than 10 Gb/s, X2, XFP and SFP+ at 10 Gb/s, CFP at 40 Gb/s, and CFP, CFP2, CFP4 and QSFP28 at 100 Gb/s. These package form factors support different link distances based on different optical connectors and media types, in both industry standard and proprietary optical specifications. These link distances typically go from 100 meters to 100 kilometers, depending on the laser and receiver technology utilized.

•
Line Side Transceivers. We believe the photonic integration of our internal components represents a differentiator and a competitive advantage in our 10 Gb/s tunable XFP and tunable SFP+ products. We were the first company to supply coherent CFP2 transceivers at 100 Gb/s and 200 GB/s. Our internal device and sub-assembly technology enables our customers to provide coherent pluggable 100 Gb/s and 200 Gb/s solutions for metro and long haul networks.

•
Tunable laser transmitters. Our tunable laser products include discrete lasers and co-packaged laser modulators to optimize performance and reduce the size of the product. Our tunable products at the component level include a tunable optical sub assembly and a 10 Gb/s co-packaged tunable laser mach-zender modulator. They also include an integrated tunable laser assembly ("iTLA") and a 100 Gb/s or 200 Gb/s tunable laser assembly plus modulator ("iTXA"). We are in production of our micro-iTLA and iTXA, tunable laser products which are suitable for 100 Gb/s and 200 Gb/s systems.

•
Lithium niobate modulators. Our lithium niobate external modulators are optical devices that manipulate the phase or the amplitude of an optical signal. Their primary function is to transfer information on an optical carrier by modulating the light. These devices externally modulate the lasers of discrete transmitter products including, but not limited to, our own standalone laser products. We are leaders in the market for 100 Gb/s and 200 Gb/s modulators for coherent applications. We also supply a 400 Gb/s modulators for coherent applications.

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

•
Discrete lasers and receivers. Our portfolio of discrete receivers for metro and long-haul applications includes 10 Gb/s XMD PIN and avalanche photodiode ("APD") receivers, 10 Gb/s coplanar receivers in PIN and APD configurations and 20 Gb/s balanced receivers. We also supply distributed feedback ("DFB") laser die at 10 Gb/s and 25 Gb/s.

The following table sets forth our revenues by product group for the periods indicated:

	Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(Thousands)
100 Gb/s transmission modules	$228,619	$119,276	$78,552
40 Gb/s and lower transmission modules	179,295	212,636	282,413
Industrial and consumer	—	9,364	29,906
	$407,914	$341,276	$390,871
Customers, Sales and Marketing
We believe it is essential to maintain a comprehensive and capable sales and marketing organization. As of July 2, 2016, our sales and marketing organization, which included direct sales force, customer service, marketing communications and product line specific marketing employees, totaled 76 people in Canada, China, Germany, Italy, Japan, Malaysia, the United Kingdom and the United States. In addition to our direct sales and marketing organization, we also sell and market our products through international sales representatives and resellers that extend our commercial reach to smaller geographic locations and customers that are not currently covered by our direct sales and marketing efforts.
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
Our customers include ADVA Optical Networking; Ciena Corporation; Cisco Systems, Inc. ("Cisco"); Coriant GmbH ("Coriant"); Fiberhome Technologies Group; Huawei Technologies Co. Ltd ("Huawei"); InnoLight Technology Corporation; Juniper Networks, Inc.; Nokia/Alcatel-Lucent; and ZTE Corporation ("ZTE").
For the fiscal year ended July 2, 2016, Huawei accounted for 21 percent, Nokia/Alcatel-Lucent (Alcatel-Lucent was acquired by Nokia in 2016) accounted for 13 percent, ZTE accounted for 10 percent, and Coriant accounted for 10 percent of our revenues. For the fiscal year ended June 27, 2015, Coriant accounted for 19 percent, Huawei accounted for 14 percent, and Alcatel-Lucent accounted for 11 percent of our revenues. For the fiscal year ended June 28, 2014, Coriant accounted for 20 percent, Cisco accounted for 13 percent, and Huawei accounted for 11 percent of our revenues.
Our customers are primarily network equipment manufacturers of telecommunications and datacom systems and hyperscale data center operators.
The following table sets forth our revenues by geographic region for the periods indicated, determined based on the country or region to which the products were shipped:

	Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(Thousands)
Asia-Pacific:
China	$167,229	$105,516	$101,889
Malaysia	31,823	47,335	46,997
Other Asia-Pacific	17,826	6,810	11,276
Total Asia-Pacific	$216,878	$159,661	$160,162

Americas:
United States	$63,158	$54,017	$41,047
Mexico	46,385	40,900	33,483
Other Americas	6,901	6,782	7,585
Total Americas	$116,444	$101,699	$82,115

EMEA:
Italy	$27,249	$25,034	$20,323
Germany	21,284	25,825	66,611
Other EMEA	18,918	20,640	26,365
Total EMEA	$67,451	$71,499	$113,299

Japan	$7,141	$8,417	$35,295

Total revenues	$407,914	$341,276	$390,871
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
We believe our advanced chip and component design and manufacturing facilities would be very expensive to replicate. On-chip, or monolithic, integration of functionality is more difficult to achieve without control over the production process, and requires advanced process know-how and equipment. Although the market for optical integrated circuits is still in its early stages, it shares many characteristics with the semiconductor market, including the positive relationship between the number of features integrated on a chip, the wafer size and the cost and sophistication of the fabrication equipment. For example, we believe our wafer fabrication facilities provide a competitive advantage by allowing us to increase the complexity of the optical circuits that we design and manufacture, and the integration of photonics components within smaller packages, without the relatively high cost, power and size issues associated with less integrated solutions.
Our manufacturing capabilities include fabrication processing operations for InP substrates and lithium niobate substrates, including clean room facilities for each of these fabrication processes, along with assembly and test capability and reliability/quality testing. We utilize semiconductor processing equipment in these operations, such as epitaxy reactors, metal deposition systems, photolithography, etching, analytical measurement and control equipment. Our assembly and test facilities, whether internal or under service agreements with our contract manufacturers, include specialized automated assembly equipment, temperature and humidity control and reliability and testing facilities.
We have wafer fabrication facilities in Caswell, U.K.; Sagamihara, Japan; and San Donato, Italy. We also have facilities in Shenzhen, China and Sagamihara, Japan where we perform assembly and test operations; and a facility in California where we perform a portion of the manufacturing of our 40 Gb/s products. In our Caswell, U.K. facility, we also manufacture 100 Gb/s and 200 Gb/s line side transceivers; in our San Donato, Italy facility we also manufacture 100 Gb/s and 400 Gb/s modulators; and in our Sagamihara facility we also perform assembly and test operations for our 100 Gb/s client side transceivers. We believe that innovation at the wafer and fab level is a key differentiator in optical components and we are positioned accordingly. We also use third-party contract manufacturers in Thailand (Fabrinet and Toyo), Malaysia (Venture), Japan (Toyo), Taiwan (eLASER) and China. We also use other contract manufacturers to a lesser degree, on a specific product basis. We continually evaluate the capabilities of additional potential contract manufacturing partners to ensure we have a scalable and cost effective manufacturing strategy appropriate for executing our business objectives over a long-term horizon. As part of our sale of the Komoro Business in fiscal year 2015, we transferred our facilities in Komoro to Ushio Opto. As part of our sale of the Zurich Business in fiscal year 2014, we transferred our facilities in Zurich, Switzerland to II-VI Incorporated ("II-VI"). We also sold our manufacturing operations in South Korea and our remaining WSS patents during fiscal year 2014.
As of July 2, 2016, our manufacturing organization was comprised of 1,247 people.
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
We have significant expertise in optical technologies such as optoelectronic semiconductors utilizing InP, and lithium niobate substrates and micro-optic assembly and packaging technology. In addition to these technologies, we also have electronics design, firmware and software capabilities to produce transceivers and transponders. We will also consider supplementing our in-house technical capabilities with strategic alliances or technology development arrangements with third parties when we deem appropriate. We spent $46.1 million, $46.4 million and $64.2 million on research and development during the years ended July 2, 2016, June 27, 2015 and June 28, 2014, respectively. As of July 2, 2016, our research and development organization was comprised of 240 people.
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
We have a substantial number of patents in the United States and other countries, and additional applications are pending. These relate to technology that we have obtained from our acquisitions of businesses and companies in addition to our own internally developed technology. As of July 2, 2016, we held approximately 1,000 issued patents worldwide, with additional patent applications pending in various jurisdictions. Although our business is not materially dependent upon any one patent, our rights and the products made and sold under our patents, taken as a whole, are a significant element of our business. We maintain an active program designed to identify technology appropriate for patent protection.
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
We enter into patent and technology licensing agreements with other companies when management determines that it is in our best interest to do so, for example, see our risk factor “Our products may infringe the intellectual property rights of others, which could result in expensive litigation or require us to obtain a license to use the technology from third parties, or we may be prohibited from selling certain products in the future” appearing in Item 1A of this Annual Report. These may result in net royalties payable to us by third parties or by us to third parties. However, royalties received from or paid to third parties to date have not been material to our consolidated results of operations.
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
Competition
The optical communications markets are rapidly evolving. We expect these markets to continue to be highly competitive because of the available capacity and number of competitors. We compete with domestic and international companies, many of which have substantially greater financial and other resources than we do. As of July 2, 2016, we believe that our principal competitors in the optical subsystems, modules and components industry include Acacia Communications, Inc., Finisar Corporation, Fujitsu Limited, Furukawa Electric Co., Ltd., Lumentum Holdings Inc., NeoPhotonics Corporation and Sumitomo Electric Industries, Ltd. The principal competitive factors upon which we compete include breadth of product line, availability, performance, product reliability, innovation and selling price. We seek to differentiate ourselves from our competitors by offering high levels of customer value through collaborative product design, technology innovation, manufacturing capabilities, optical/mechanical performance, intelligent features for configuration, control and monitoring, multi-function integration and overall customization. There can be no assurance that we will continue to compete favorably with respect to these factors. We encounter substantial competition in most of our markets, although no one competitor competes with us across all product lines or markets.
Consolidation in the optical systems and components industry has intensified, and future consolidation could further intensify, the competitive pressures that we face. For example, Avago acquired Broadcom Corp. in 2016, Nokia acquired Alcatel-Lucent in 2016, Ciena acquired Cyan Inc. in 2015, NeoPhotonics acquired the tunable laser product line of Emcore Corporation in 2015, Finisar acquired u2t Photonics AG in 2014 and Avago acquired CyOptics, Inc. in 2013.
We also face competition from companies that may expand into our industry and introduce additional competitive products. Existing and potential customers are also our potential competitors. These customers may internally develop or acquire additional competitive products or technologies, which may cause them to reduce or cease their purchases from us.
Amendment and Restatement of Credit Facility
In March 2014, we entered into a loan and security agreement with Silicon Valley Bank (the “Bank”) pursuant to which the Bank provided us with a three-year revolving credit facility of up to $40.0 million. This agreement is more fully discussed in Note 6, Credit Line and Notes to our consolidated financial statements included elsewhere in this Annual Report.

Long-Lived Tangible Assets
The following table sets forth our long-lived tangible assets by country as of the dates indicated:

	Long-lived Tangible Assets
	July 2, 2016	June 27, 2015
	(Thousands)
Japan	$32,244	$16,698
China	12,456	8,046
United Kingdom	5,783	6,965
United States	1,985	1,581
Rest of world	12,577	8,476
	$65,045	$41,766
Employees
As of July 2, 2016, we employed 1,689 people, including 240 in research and development, 1,247 in manufacturing, 76 in sales and marketing, and 126 in general and administration. In Italy, 189 employees belong to local collective bargaining/professional guilds. None of our other employees are subject to collective bargaining agreements.

Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial also may impair our business, operations, liquidity and stock price materially and adversely. You should carefully consider the risks and uncertainties described below in addition to the other information included or incorporated by reference in this Annual Report. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall and you could lose all or part of your investment.
We may not be able to ramp the production of our new products to customer required volumes, which could result in delayed or lost revenue.
Many of our new product samples for metro, data center and long haul 100 and 200 gigahertz ("GHz") communication applications have been well received by potential customers of these products. As a result, we anticipate significant backlog for these new generation products. These newer generation products typically will have greater functionality and a smaller footprint, resulting in more complexity in the manufacturing process. This increased complexity may result in lower manufacturing yields or more difficult production to manufacture in volume. If we experience large demand for these products and are unable to manufacture them in sufficient volume, we would fall short of the planned output and revenue targets as we move from low volume sampling to manufacturing for commercial production. In addition, a production ramp for certain products can include a manufacturing transition between two or more locations which carries an inherent risk of delay. For example, we are currently in the process of ramping the production of our 200 Gb/s CFP2-ACO coherent transceivers which has been transitioned from our Caswell, UK facility to our Shenzhen, China facility and to Venture Corporation Limited ("Venture"). Our failure to satisfy our customers' demand for these products could result in our customers postponing or canceling orders or seeking alternative suppliers for these products, which would adversely affect our results of operations.
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
Historically, we have generated most of our revenues from a limited number of customers. Our dependence on a limited number of customers is due to the fact that the optical telecommunications and data communications systems industries are dominated by a small number of large companies. These companies in turn depend primarily on a limited number of major telecommunications carrier and data center customers to purchase their products that incorporate our optical components. The industry in which our customers operate is subject to a trend of consolidation. To the extent this trend continues, we may become dependent on even fewer customers to maintain and grow our revenues.
During the fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014, our three largest customers accounted for 44 percent, 45 percent and 43 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, in early March 2016, we temporarily ceased shipment of products to one of our significant customers because the U.S. Department of Commerce (the "DOC") imposed additional licensing restrictions on our customer.
We may experience low manufacturing yields.
Manufacturing yields depend on a number of factors, including the volume of production due to customer demand and the nature and extent of changes in specifications required by customers for which we perform design-in work. Higher volumes due to demand for a fixed, rather than continually changing, design generally results in higher manufacturing yields, whereas lower volume production generally results in lower yields. In addition, lower yields may result, and have in the past resulted, from commercial shipments of products prior to full manufacturing qualification to the applicable specifications. Changes in manufacturing processes required as a result of changes in product specifications, changing customer needs, introduction of new product lines and changes in contract manufacturers have historically caused, and may in the future cause, significantly reduced manufacturing yields, resulting in low or negative margins on those products. Moreover, an increase in the rejection rate of products during the quality control process, before, during or after manufacture, results in lower gross margins from lower yields and additional rework costs. Finally, manufacturing yields and margins can also be lower if we receive or inadvertently use defective or contaminated materials from our suppliers. Any reduction in our manufacturing yields will adversely affect our gross margins and could have a material impact on our operating results.
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
Many of our present and future business activities are subject to licensing by the United States government under the Export Administration Act, the Export Administration Regulations and other laws, regulations and requirements governing international trade and technology transfer. For example, in early March 2016, the U.S. Department of Commerce (the "DOC") amended the Export Administration Regulations ("EAR") and imposed additional licensing restrictions on exports of certain products to Zhongxing Telecommunications Equipment Corporation and its subsidiary, ZTE Kangxun Telecommunications Ltd. (collectively, "ZTE"), one of our significant customers. In response to the DOC's action, we temporarily ceased shipment of products to ZTE. In late March 2016, the DOC created a temporary general license applicable to exports to ZTE, in effect until June 30, 2016. Pursuant to this new temporary license, we subsequently resumed our shipment of products to ZTE. On June 28, 2016, the DOC extended the temporary general license until August 30, 2016, and, on August 19, 2016, the DOC granted a further extension through November 30, 2016. We do not know what export licensing rules will apply to ZTE after November 30, 2016, however, any action that precludes us from shipping product to ZTE, including the non-renewal of the temporary license, or to other customers in China, may have a material adverse impact on our revenues and results of operations.
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
Some of our current competitors, as well as some of our potential competitors, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. In addition, market leaders in adjacent industries such as semiconductor and data communications, who may also have significantly more resources than we do, may in the future enter our market with competing products. Our competitors and new Chinese companies are establishing manufacturing operations in China and other Asian countries to take advantage of comparatively low manufacturing costs. Network equipment manufacturers and service providers may decide to design and manufacture the optical module and subsystems portion of their products in-house rather than outsourcing to companies such as us. All of these risks may be increased if the market were to further consolidate through mergers or other business combinations between our competitors.
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
Fluctuations in the exchange rate between these currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. For example, on June 23, 2016, the U.K. citizens voted in a referendum to exit the European Union, which resulted in a sharp decline in the value of the British pound, which may impact our future manufacturing overhead and operating expenses. Also during fiscal 2016, the Japanese yen appreciated approximately 18 percent relative to the U.S. dollar, adversely impacting our manufacturing overhead and operating expenses. If the U.S. dollar appreciates or depreciates relative to the U.K. pound sterling and/or Japanese yen in the future, our future operating results may be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan or the Euro vary more significantly than they have to date.
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
We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. We currently also depend on a limited number of contract manufacturers, principally Fabrinet in Thailand, Venture in Malaysia, Toyo in Japan and Thailand, and eLASER in Taiwan to manufacture certain of our products. Some of these suppliers are sole sources. We typically have not entered into long-term agreements with our suppliers other than Fabrinet and Venture. As a result, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Some of our suppliers that may be small or under-capitalized may experience financial difficulties that could prevent them from supplying us materials and equipment. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shut downs due to circumstances beyond their control such as earthquakes, floods, fires, labor unrest, political unrest or other natural disasters.
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
If we raise funds through the issuance of equity, equity-linked or convertible debt securities, our stockholders may be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of securities held by existing stockholders. If we raise funds through the issuance of debt instruments, such as we did in February 2015 when we issued convertible notes and December 2012 when we issued exchangeable bonds, the agreements governing such debt instruments may contain covenant restrictions that limit our ability to, among other things: (i) incur additional debt, assume obligations in connection with letters of credit, or issue guarantees; (ii) create liens; (iii) make certain investments or acquisitions; (iv) enter into transactions with our affiliates; (v) sell certain assets; (vi) redeem capital stock or make other restricted payments; (vii) declare or pay dividends or make other distributions to stockholders; and (viii) merge or consolidate with any entity. (See Note 6, Credit Line and Notes, elsewhere in this Annual Report, for further details). The exchangeable bonds issued in 2012 and the convertible notes issued in 2015 were subsequently exchanged for common stock and, in the case of the convertible notes issued in 2015, a cash payment. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, develop or enhance our products, or otherwise respond to competitive pressures and operate effectively could be significantly limited.
We may undertake acquisitions or mergers, which do not prove successful, which would materially and adversely affect our business, prospects, financial condition and results of operations.
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

•
difficulty in coordinating the international activities of our acquired businesses, including Opnext, which has substantial operations in Japan, and which uses contract manufacturing suppliers in Southeast Asia;

•	inherited tax liabilities from our acquisitions together with the effect of tax laws and other legal and regulatory regimes due to increasing the scope of our global operating structure;

•	greater exposure to the impact of foreign currency changes on our business;

•	the effect of employment law or regulations or other limitations in foreign jurisdictions that could have an impact on timing, amounts or costs of achieving expected synergies; and

•	substantial demands on our management as a result of these transactions that may limit their time to attend to other operational, financial, business and strategic issues.
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
We have historically incurred losses and negative cash flows from operations since our inception. As of July 2, 2016, we had an accumulated deficit of $1,345.6 million. Although we achieved income from continuing operations during the year ended July 2, 2016, we incurred losses from continuing operations for the years ended June 27, 2015 and June 28, 2014 of $48.2 million and $102.1 million, respectively.
As of July 2, 2016, we held $96.6 million in cash and restricted cash, comprised of $95.9 million in cash and cash equivalents, and $0.7 million in short-term restricted cash; and we had working capital, including cash, of $180.4 million. At July 2, 2016, we had debt of $67.9 million, consisting of capital leases and convertible notes payable.
The optical communications industry is subject to significant operational fluctuations. In order to remain competitive we incur substantial costs associated with research and development, qualification, production capacity and sales and marketing activities in connection with products that may be purchased, if at all, long after we have incurred such costs. In addition, the rapidly changing industry in which we operate, the length of time between developing and introducing a product to market, frequent changing customer specifications for products, customer cancellations of products and general down cycles in the industry, among other things, make our prospects difficult to evaluate. As a result of these factors, it is possible that we may not (i) generate sufficient positive cash flow from operations; (ii) raise funds through the issuance of equity, equity-linked or convertible debt securities; (iii) be able to draw advances under our loan agreement in the future or repay any such amounts; (iv) conclude additional strategic dispositions or similar transactions; or (v) otherwise have sufficient capital resources to meet our future capital or liquidity needs. There are no guarantees we will be able to generate additional financial resources beyond our existing balances.
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
Our intellectual property portfolio is an important corporate asset. The steps we have taken and may take in the future to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. We cannot assure you that our competitors will not successfully challenge the validity of our patents or design products that avoid infringement of our proprietary rights with respect to our technology. There can be no assurance that other companies are not investigating or developing other similar technologies, any patents will be issued from any application pending or filed by us, or, if patents are issued, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, we cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights under those patents will provide a competitive advantage to us or that our products and technology will be adequately covered by our patents and other intellectual property. Further, the laws of certain regions in which our products are or may be developed, manufactured or sold, including Asia-Pacific, Southeast Asia and Latin America, may not be enforceable to protect our products and intellectual property rights to the same extent as the laws of the United States, the United Kingdom and continental European countries. This is especially relevant since we have transferred our assembly and test operations and chip-on-carrier operations, including certain engineering-related functions, to Shenzhen, China, and have completed the transition of portions of these assembly and test operations to Venture in Malaysia.
Opnext historically relied on Hitachi, previously one of our major shareholders, for assistance with the research and development efforts related to Opnext’s product portfolio. Any failure of Hitachi to continue to provide these services could have a material adverse effect on our business. Opnext’s product expertise is based on the research ability developed within their Hitachi heritage and through joint research and development in lasers and optical technologies. A key factor to Opnext’s business success and strategy is fundamental laser research. Opnext relied on access to Hitachi’s research laboratories pursuant to a research and development agreement with Hitachi, which includes access to Hitachi’s research facilities and engineers, to conduct research and development activities that are important to the establishment of new technologies and products vital to their current and future business. Should access to Hitachi’s research laboratories become unavailable or available at less attractive terms in the future, this may impede development of new technologies and products, and our financial condition and operating results could be materially adversely affected.
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
Operations in China are subject to greater political, legal and economic risks than our operations in other countries. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. For example, we have been subject to commercial litigation in China initiated by a former supplier. For a description of this lawsuit, see Part I, Item 3, Legal Proceedings, "Raysung Commercial Litigation," elsewhere in this Annual Report. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, employee benefits and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits.
We intend to continue to export the products manufactured at our Shenzhen facility. Under current regulations, upon application and approval by the relevant governmental authorities, we will not be subject to certain Chinese taxes and will be exempt from certain duties on imported materials that are used in the manufacturing process and subsequently exported from China as finished products. However, Chinese trade regulations are subject to frequent change, and we may become subject to other forms of taxation and duties in China or may be required to pay export fees in the future. In the event that we become subject to new forms of taxation or export fees in China, our business and results of operations could be materially adversely affected. We may also be required to expend greater amounts than we currently anticipate in connection with increasing production at our Shenzhen facility. Any one of the factors cited above, or a combination of them, could result in unanticipated costs or interruptions in production, which could materially and adversely affect our business.
Our products may infringe the intellectual property rights of others, which could result in expensive litigation or require us to obtain a license to use the technology from third parties, or we may be prohibited from selling certain products in the future.
Companies in the industry in which we operate frequently are sued or receive informal claims of patent infringement or infringement of other intellectual property rights. We have, from time to time, received such claims, including from competitors and from companies that have substantially more resources than us. For example, see Part I, Item 3, Legal Proceedings, "Furukawa Patent Litigation," in our 2014 Annual Report.
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
Certain companies in the telecommunications, data communications and optical components markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and our competitors. Optical component suppliers may seek to gain a competitive advantage or other third parties, inside or outside our market, may seek an economic return on their intellectual property portfolios by making infringement claims against us. We currently in-license certain intellectual property of third parties, and in the future, we may need to obtain license rights to patents or other intellectual property held by others to the extent necessary for our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could be used to inhibit or prohibit our production and sale of existing products and our development of new products for our markets. Licenses granting us the right to use third-party technology may not be available on commercially reasonable terms, or at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results. In addition, in the event we are granted such a license, it is likely such license would be non-exclusive and other parties, including competitors, may be able to utilize such technology. Our larger competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage. In addition, our larger competitors may be able to buy such technology and preclude us from licensing or using such technology.
We generate a significant portion of our revenues internationally and therefore are subject to additional risks associated with the extent of our international operations.
For the year ended July 2, 2016 and the fiscal years ended June 27, 2015 and June 28, 2014, 15 percent, 16 percent and 11 percent of our revenues, respectively, were derived from sales to customers located in the United States and 85 percent, 84 percent and 89 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

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
The market price of our common stock has been, and is likely to continue to be, highly volatile. For example, between June 27, 2015 and July 2, 2016, the market price of our common stock ranged from a low of $2.06 per share to a high of $5.69 per share. Many factors could cause the market price of our common stock to rise and fall.
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
In connection with our acquisition of Xtellus, during the first quarter of fiscal year 2012 we issued 0.9 million shares of our common stock to settle our escrow liability. In connection with our acquisition of Mintera, during the second quarter of fiscal year 2012, we issued 0.8 million shares of our common stock to pay portions of the 12 month earnout obligations. In connection with our acquisition of Opnext, during the first quarter of fiscal year 2013, we issued 38.4 million shares of our common stock. In addition, during the second quarter of fiscal year 2014, we issued 13.5 million shares of our common stock in connection with the conversion of the convertible notes issued in December 2012. In August 2016, we issued 34,659,972 shares of our common stock and made a cash payment of $4.7 million in exchange for $65 million aggregate principal amount of our 6% Notes. In May 2013, we also issued 1.8 million warrants to purchase our common stock at an exercise price of $1.50 per share in connection with the term loan we received in May 2013. On May 2, 2014, these warrants were exercised, resulting in the issuance of 978,457 shares of our common stock. The issuance of these shares and their subsequent sale will dilute our existing stockholders and could potentially have a negative impact on our stock price.

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

For instance, while we incurred minimal restructuring charges in fiscal year 2016, during fiscal years 2015 and 2014, we incurred $2.5 million and $3.5 million in restructuring charges, respectively, in connection with the transition of certain portions of our Shenzhen, China assembly and test operations to Venture. In addition, during fiscal years 2015 and 2014, we incurred $4.0 million and $13.2 million, respectively, in restructuring charges in connection with the restructuring plan we initiated in the first quarter of fiscal year 2014 to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies.
We cannot assure you that we will not incur additional restructuring charges in the future. Significant additional restructuring charges could materially and adversely affect our operating results in the periods that they are incurred and recognized. In addition, such charges could require significant cash commitments that may adversely affect our cash balances.
We may undertake divestitures of portions of our business, such as the divestiture of our Komoro Business, Zurich Business and our Amplifier Business, that require us to continue providing substantial post-divestiture transition services and support, which may cause us to incur unanticipated costs and liabilities and adversely affect our financial condition and results of operations.
From time to time, we consider divestitures of product lines or portions of our assets in order to streamline our business, focus on our core operations and raise cash. For example, on October 27, 2014, we sold our Komoro Business to Ushio Opto Semiconductors, Inc. ("Ushio"). In addition, on September 12, 2013, we sold our Zurich Business to II-VI and on November 1, 2013, we sold our Amplifier Business to II-VI (See Note 3, Business Combinations and Dispositions, elsewhere in this Annual Report, for further details). In connection with these divestitures, we entered into transition service, manufacturing service and supply agreements with both Ushio and II-VI to facilitate the ownership transition, collectively referred to as “transition agreements.” In order to perform under these transition agreements, we have been required to continue operating certain facilities, dedicate certain manufacturing capacity and maintain certain supplier agreements that have added additional costs and delayed our ability to fully restructure our operations to efficiently focus on our core ongoing business. If we fail to perform under any of these transition agreements, or if we do not successfully execute the restructuring of our operations after our transition agreement obligations have been fulfilled, our financial condition and results of operations could be harmed.
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
For a description of our current material litigation, see Part I, Item 3 – Legal Proceedings of this Annual Report.
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
As of July 2, 2016, we had $1.5 million in other intangible assets and $65.0 million of property and equipment, net on our consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the other intangible assets and the implied fair value of the other intangible assets in the period in which such determination is made. The testing of other intangible assets for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our principal properties as of July 2, 2016 are set forth below:

Location	Square Feet	Principal Use	Ownership	Lease Expiration
Sagamihara-shi, Japan	343,000	Office space, manufacturing, research and development	Lease	March 2033
Caswell, United Kingdom	183,000	Office space, manufacturing, research and development	Lease	March 2026
Shenzhen, China	127,000	Office space, manufacturing, research and development	Lease	June 2019
San Donato, Italy	68,000	Office space, manufacturing, research and development	Lease	July 2025
San Jose, California	27,000	Corporate headquarters, office space, research and development	Lease	March 2021
In addition to the above properties, we also lease administrative, manufacturing and research and development facilities in Paignton, United Kingdom (18,000 square feet); Santa Clara, California (10,000 square feet); Ontario, Canada (4,000 square feet); Penang, Malaysia (1,000 square feet); Bangkok, Thailand (1,000 square feet); and Shanghai, China (1,000 square feet), with lease expiration dates ranging from September 2016 to December 2018.
As of July 2, 2016, we leased a total of approximately 800,000 square feet worldwide, including the locations listed above. We believe that our properties are adequate to meet our business needs.

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
On April 10, 2015, the Xi'an Court issued a decision, ruling that Oclaro Shenzhen should pay Raysung RMB 11.4 million (equivalent to approximately $1.9 million at the exchange rate in effect April 10, 2015).
On April 24, 2015, Oclaro Shenzhen filed an appeal of the Xi'an Court decision with the Shaanxi High Court, on the basis of both factual and legal error in the underlying decision. On August 21, 2015, the Shaanxi High Court's judgment was delivered to Oclaro Shenzhen's Chinese counsel and became effective on this date. The Shaanxi High Court found that Oclaro Shenzhen was the breaching party and, therefore, required that Oclaro Shenzhen pay Raysung a total of approximately RMB 15.0 million (equivalent to approximately $2.3 million at the exchange rate in effect August 21, 2015), which included damages and fees. We determined to make the payment required by the judgment of the Shaanxi High Court and to close this matter.

Following the delivery of the Shaanxi High Court judgment to Oclaro Shenzhen on August 21, 2015, we recorded a $2.5 million charge in selling, general and administrative expense within our statement of operations for fiscal year 2015 and $2.5 million in accrued expenses and other liabilities in our consolidated balance sheet at June 27, 2015. During fiscal year 2016, we fully satisfied the judgment and each of the related judicial proceedings were closed. See Note 8, Commitments and Contingencies, to our consolidated financial statements included elsewhere in this Annual Report.
Kunst Worker Compensation Matter
On June 18, 2015, Gerald Kunst, or Kunst, filed a civil suit against us and Travelers Property Casualty Company of America, or Travelers, in Massachusetts Superior Court, Civil Action No. SUCV2015-01818F. Travelers is our general liability insurance carrier. The complaint filed by Kunst, an employee of a third party service provider, alleges that he was injured while performing air conditioning repair services on the premises of our Acton, Massachusetts facility and seeks judgment in an amount to be determined by the court or jury, together with interest and costs. On July 24, 2015, we filed an answer to the complaint, which included our affirmative defenses. The parties continue to conduct initial discovery. A pretrial conference is scheduled for April 12, 2017. We intend to vigorously defend against this litigation.

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

	Price Per Share of Common Stock
	High	Low
Fiscal year 2016 quarter ended:
September 26, 2015	$2.93	$2.06
December 26, 2015	3.65	2.24
March 26, 2016	5.41	3.16
July 2, 2016	5.69	4.25
Fiscal year 2015 quarter ended:
September 27, 2014	$2.28	$1.50
December 27, 2014	2.07	1.31
March 28, 2015	2.05	1.40
June 27, 2015	2.85	1.76
On August 23, 2016, the closing sale price of our common stock as reported on the NASDAQ Global Select Market was $7.53 per share. According to the records of our transfer agent, there were 2,173 stockholders of record of our common stock on August 23, 2016. A substantially greater number of holders of our common stock are “street name” or beneficial owners, whose shares of record are held by banks, brokers and other financial institutions.
Dividends
We have never paid cash dividends on our common stock. To the extent we generate earnings, we intend to retain them for use in our business and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future. In addition, our credit facility contains restrictions on our ability to pay cash dividends on our common stock.

Comparison of Stockholder Return
The following graph compares the cumulative five-year total return provided shareholders on Oclaro, Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite Index and the NASDAQ Telecommunications Index.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Oclaro, Inc., the NASDAQ Composite Index, and the NASDAQ Telecommunications Index

	July 2 2011	June 30 2012	June 29 2013	June 28 2014	June 27, 2015	July 2, 2016
Oclaro, Inc.	$100.00	$45.10	$17.51	$31.90	$33.53	$71.07
NASDAQ Composite Index	$100.00	$104.23	$120.85	$156.17	$180.41	$172.67
NASDAQ Telecommunications Index	$100.00	$85.57	$106.34	$120.29	$126.27	$121.93

* Assumes that $100.00 was invested in Oclaro common stock and in each index at market closing prices on July 2, 2011, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6. Selected Financial Data
The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.
The selected financial data set forth below at July 2, 2016 and June 27, 2015, and for the fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014, are derived from our consolidated financial statements included elsewhere in this Annual Report.
The selected financial data at June 28, 2014, June 29, 2013 and June 30, 2012, and for the fiscal years ended June 29, 2013 and June 30, 2012 are derived from audited financial statements not included in this Annual Report, and adjusted to reflect the discontinued operations related to our Amplifier and Zurich Businesses.
Consolidated Statements of Operations Data

	Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014	June 29, 2013	June 30, 2012
	(Thousands, except per share data)
Revenues	$407,914	$341,276	$390,871	$404,629	$194,208
Operating income (loss)	15,842	(45,461)	(102,331)	(124,795)	(67,673)
Income (loss) from continuing operations	8,580	(48,234)	(102,125)	(120,295)	(63,997)
Income (loss) from discontinued operations	—	(8,458)	119,944	(2,450)	(2,506)
Net income (loss)	8,580	(56,692)	17,819	(122,745)	(66,503)
Income (loss) from continuing operations per common share:
Basic	$0.08	$(0.45)	$(1.03)	$(1.37)	$(1.27)
Diluted	$0.08	$(0.45)	$(1.03)	$(1.37)	$(1.27)
Weighted average shares of common stock outstanding:
Basic	110,599	108,144	98,986	87,770	50,396
Diluted	113,228	108,144	98,986	87,770	50,396
Consolidated Balance Sheet Data

	July 2, 2016	June 27, 2015	June 28, 2014	June 29, 2013	June 30, 2012
	(Thousands)
Total assets	$359,049	$325,884	$365,685	$449,894	$328,306
Total stockholders’ equity	166,611	153,000	207,928	154,132	167,651
Long-term obligations	75,857	71,545	18,884	48,756	12,391
The following items affect the comparability of our financial data for the periods shown in the consolidated statements of operations data above:
Revenues, operating income, income from continuing operations and net income in fiscal year 2016 are based on a 53 week year, as compared to a 52 week year in each of fiscal years 2015, 2014, 2013 and 2012.
Revenues, operating loss, loss from continuing operations and net income (loss) in fiscal year 2015, 2014 and 2013 includes the revenues, costs of revenues and operating expenses of our industrial and consumer business of Oclaro Japan through October 27, 2014, the date the sale was completed to Ushio Opto.

Revenues, operating income (loss), income (loss) from continuing operations and net income (loss) in fiscal year 2016, 2015, 2014 and 2013 includes the revenues, costs of revenues and operating expenses of Opnext from July 23, 2012, the date of the Opnext merger.
Operating losses for fiscal year 2013 includes $26.0 million in recognition of impairment of goodwill and other intangible assets as more fully discussed in Note 4, Goodwill and Other Intangible Assets, to our consolidated financial statements included in our Annual Report on Form 10-K filed on August 28, 2015.
Operating losses for fiscal years 2014 and 2013 include approximately $3.7 million and $29.5 million, respectively, in flood-related income related to settlement payments from our insurers and contract manufacturer relating to losses we incurred during the Thailand flooding.
Operating losses for fiscal year 2012 reflect a decline in product sales and impairment charges related to the same flooding in Thailand.
Loss from continuing operations for fiscal year 2013 includes a gain on bargain purchase of $24.9 million related to our acquisition of Opnext on July 23, 2012, which is more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included in our Annual Report filed on August 28, 2015.
Income (loss) from discontinued operations corresponds to the net operating results of our Amplifier and Zurich Businesses, as more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included elsewhere in this Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Risk Factors” appearing in Item 1A of this Annual Report , “Selected Financial Data” appearing in Item 6 of this Annual Report and our consolidated financial statements and related notes appearing elsewhere in this Annual Report, including Note 1, Basis of Preparation and Summary of Significant Accounting Policies, to such consolidated financial statements, which have been prepared assuming that we will continue as a going concern. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by the forward-looking statements due to, among other things, our critical accounting estimates discussed below and important other factors set forth in this Annual Report. Please see “Special Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report.

Overview
During our fiscal year 2016, we were one of the leading providers of optical components, modules and subsystems for the core optical transport, service provider, enterprise and data center markets. Leveraging over three decades of laser technology innovation, photonic integration, and subsystem design, we provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications.
We have research and development ("R&D") and chip fabrication facilities in China, Italy, Japan, United Kingdom and the United States. We also have contract manufacturing sites in China, Japan, Malaysia, Taiwan and Thailand, with design, sales and service organizations in most of the major regions around the world.
Our customers include ADVA Optical Networking ("ADVA"); Ciena Corporation ("Ciena"); Cisco Systems, Inc. ("Cisco"); Coriant GmbH ("Coriant"); Fiberhome Technologies Group; Huawei Technologies Co. Ltd ("Huawei"); InnoLight Technology Corporation ("InnoLight"); Juniper Networks, Inc. ("Juniper"); Nokia/Alcatel-Lucent and ZTE Corporation ("ZTE").
Recent Developments
In August 2016, we entered into multiple privately negotiated agreements, pursuant to which all of our 6.00% Notes were cancelled, and the indenture, dated as of February 19, 2015, by and between us and U.S. Bank National Association, pursuant to which the 6.00% Notes were issued, was satisfied and discharged. We issued in aggregate 34,659,972 shares of our common stock and made cash payments totaling $4.7 million in exchange for $65.0 million aggregate principal amount of our 6.00% Notes. These agreements are more fully discussed in Note 16, Subsequent Events to our consolidated financial statements included elsewhere in this Annual Report.

Results of Operations
In fiscal year 2015, we completed the sale of our industrial and consumer business of Oclaro Japan located at our Komoro, Japan facility to Ushio Opto Semiconductors, Inc. ("Ushio Opto"). The transaction is more fully discussed in Note 3, Business Combinations and Dispositions to our consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of operations for the years ended June 27, 2015 and June 28, 2014 include the results of operations of the Komoro Business through October 27, 2014, the date of sale.
In fiscal year 2014, we completed the sale of our Zurich Business and our Amplifier Business to II-VI Incorporated ("II-VI"). We have classified the financial results of the Zurich and Amplifier Businesses as discontinued operations for all periods presented. The following presentations relate to continuing operations only and accordingly excludes the financial results of the Zurich and Amplifier Businesses, unless otherwise indicated.
Fiscal Years Ended July 2, 2016 and June 27, 2015

The following table sets forth our consolidated results of operations for the fiscal years ended July 2, 2016 and June 27, 2015, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of revenues, except where indicated:

	Year Ended					Increase (Decrease)
	July 2, 2016		June 27, 2015		Change
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$407,914	100.0	$341,276	100.0	$66,638	19.5
Cost of revenues	291,496	71.5	284,528	83.4	6,968	2.4
Gross profit	116,418	28.5	56,748	16.6	59,670	105.1
Operating expenses:
Research and development	46,067	11.3	46,419	13.6	(352)	(0.8)
Selling, general and administrative	53,457	13.1	56,256	16.5	(2,799)	(5.0)
Amortization of other intangible assets	995	0.2	1,133	0.3	(138)	(12.2)
Restructuring, acquisition and related (income) expense, net	25	—	(1,516)	(0.5)	1,541	n/m	(1)
(Gain) loss on sale of property and equipment	32	—	(83)	—	115	n/m	(1)
Total operating expenses	100,576	24.6	102,209	29.9	(1,633)	(1.6)
Operating income (loss)	15,842	3.9	(45,461)	(13.3)	61,303	n/m	(1)
Other income (expense):
Interest income (expense), net	(4,986)	(1.2)	(2,051)	(0.6)	(2,935)	143.1
Loss on foreign currency transactions	(2,362)	(0.6)	(2,144)	(0.6)	(218)	10.2
Other income (expense), net	935	0.2	1,750	0.5	(815)	(46.6)
Total other income (expense)	(6,413)	(1.6)	(2,445)	(0.7)	(3,968)	162.3
Income (loss) from continuing operations before income taxes	9,429	2.3	(47,906)	(14.0)	57,335	n/m	(1)
Income tax provision	849	0.2	328	0.1	521	158.8
Income (loss) from continuing operations	8,580	2.1	(48,234)	(14.1)	56,814	n/m	(1)
Loss from discontinued operations, net of tax	—	—	(8,458)	(2.5)	8,458	(100.0)
Net income (loss)	$8,580	2.1	$(56,692)	(16.6)	$65,272	n/m	(1)

(1)	Not meaningful
Revenues
Revenues for the year ended July 2, 2016 increased by $66.6 million, or 20 percent, compared to the year ended June 27, 2015. Compared to the year ended June 27, 2015, revenues from sales of our 100 Gb/s transmission modules increased by $109.3 million, or 92 percent, primarily due to growth in our 100 Gb/s client side transceivers and our line side discrete components; revenues from sales of our 40 Gb/s transmission and lower modules decreased by 33.3 million, or 16 percent, primarily due to certain legacy 40 Gb/s and 10 Gb/s products being gradually replaced by our newer products; and revenues from sales of our industrial and consumer products decreased by $9.4 million, or 100 percent, due to the sale of the Komoro Business in our second quarter of fiscal year 2015. This product mix shift reflects our continued focus on the market for higher speed products that are smaller in size and have lower power consumption.
For the year ended July 2, 2016, Huawei accounted for $85.6 million, or 21 percent, of our revenues; Nokia/Alcatel-Lucent accounted for $53.8 million, or 13 percent, of our revenues; ZTE accounted for $41.6 million, or 10 percent, of our revenues; and Coriant accounted for $40.7 million, or 10 percent, of our revenues.
For the year ended June 27, 2015, Coriant accounted for $66.2 million, or 19 percent, of our revenues; Huawei accounted for $49.4 million, or 14 percent, of our revenues; and Alcatel-Lucent accounted for $39.0 million, or 11 percent, of our revenues.
Gross Profit
Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.
Our gross margin rate increased to 29 percent for the year ended July 2, 2016, compared to 17 percent for the year ended June 27, 2015. The improvement in the gross margin rate relates to 100 Gb/s product growth that contributed approximately 10 percentage points of improvement and economies of scale related to manufacturing overhead and inventory management that contributed approximately 5 percentage points of improvement. This was partially offset by a 4 percentage point decrease due to lower sales of our 40 Gb/s telecommunications products.
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
Research and Development Expenses
Research and development expenses decreased by $0.4 million, or 1 percent, for the year ended July 2, 2016, compared to the year ended June 27, 2015. The decline was primarily related to a decrease of $2.0 million from the sale of our Komoro Business in the second quarter of fiscal year 2015; a decrease of $1.7 million related to the impact of the British pound, Euro and other currencies weakening relative to the U.S. dollar; and a decrease of $1.4 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014. These reductions were partially offset by an increase in non-recurring engineering and material expenses of $2.6 million; an increase of $1.1 million related to receiving less United Kingdom research and development tax credits in fiscal year 2016 as compared to fiscal year 2015; and an increase in stock compensation and variable compensation totaling $1.0 million.
Research and development expenses consist primarily of salaries and related costs of employees engaged in research and design activities, including stock-based compensation charges related to those employees, costs of design tools and computer hardware, costs related to prototyping and facilities costs for certain research and development focused sites.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $2.8 million, or 5 percent, for the year ended July 2, 2016, compared to the year ended June 27, 2015. The decline was primarily related to a decrease of $2.5 million incurred in fiscal year 2015 as a result of the August 2015 judgment against our Shenzhen subsidiary imposed by the Shaanxi High Court in China (see Legal Proceedings in Part I, Item 3 for additional details regarding this litigation); a decrease of $1.2 million related to the impact of the British pound, Euro and other foreign currencies weakening relative to the U.S. dollar; a decrease of $1.0 million related to the sale of our Komoro Business in the second quarter of fiscal year 2015; a decrease of $1.0 million in building-related expenses; a decrease of $0.8 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014; and a decrease of $0.5 million related to certain foreign business tax credits. These reductions were partially offset by higher stock compensation costs of $1.8 million related in part to the achievement of the performance conditions of the performance-based restricted stock units granted in August 2014; an increase in variable compensation of $1.9 million and higher marketing costs of approximately $0.5 million due in part to the extra week included in fiscal year 2016 as compared to fiscal year 2015.
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
Amortization of Other Intangible Assets
Amortization of other intangible assets declined during the year ended July 2, 2016 as compared to the year ended June 27, 2015, primarily due to the sale of our Komoro Business in the second quarter of fiscal year 2015. With the sale of our Komoro Business and based on the current level of our other intangible assets as of July 2, 2016, we expect our future amortization of intangible assets to be $0.8 million for fiscal year 2017, $0.6 million for fiscal year 2018, and minimal amortization for fiscal year 2019.
Restructuring, Acquisition and Related (Income) Expense, Net
During fiscal year 2016, we had minimal restructuring, acquisition and related charges.
During fiscal year 2015, our restructuring, acquisition and related (income) expense, net primarily consisted of the following activities:

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

As of July 2, 2016, we had $0.2 million in accrued restructuring liabilities. We do not expect to incur any additional restructuring charges in connection with these restructuring plans in fiscal year 2017.
Other Income (Expense), Net
Other income (expense) was $6.4 million in expense for the year ended July 2, 2016 as compared to $2.4 million in expense for the year ended June 27, 2015. This increase in expense primarily related to a $2.9 million increase in interest expense related to the issuance of our convertible notes in the third quarter of fiscal year 2015; a decrease in other income of $0.8 million during the year ended July 2, 2016 as compared to the year ended June 27, 2015; and a $0.2 million increase in foreign currency transaction losses during the year ended July 2, 2016 as compared to the year ended June 27, 2015, related to (i) the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries, and (ii) a $0.9 million loss resulting from a capital distribution of an investment in a foreign subsidiary.
Income Tax Provision
For the fiscal year ended July 2, 2016, we recorded a tax provision of approximately $0.8 million primarily related to our current foreign operations, offset by the deferred tax benefits generated by our Italy investment tax credit.
For the fiscal year ended June 27, 2015, our income tax benefit of $0.3 million primarily related to our foreign operations as offset by a reserve release in Italy, Korea and Germany due to the lapse of relevant statute of limitations.
Loss from Discontinued Operations, Net of Tax
During fiscal year 2016, we recorded no income or loss from discontinued operations. During fiscal year 2015, we recorded a loss from discontinued operations of $8.5 million related to the sale of the Zurich and Amplifier Businesses. This loss primarily related to the release of hold-back payments due from II-VI and II-VI Holdings B.V. On December 30, 2014, we entered into a Settlement Agreement with II-VI and II-VI Holdings B.V. (as previously disclosed in our Quarterly Report on Form 10-Q filed on February 5, 2015) regarding disposition of the amounts held back by the II-VI parties pursuant to the Share and Asset Purchase Agreements (as previously disclosed in our Current Reports on Form 8-K filed on September 17, 2013 and October 11, 2013) (the "Settlement Agreement"). Of the $10.0 million subject to hold-back until December 31, 2014, we received $2.35 million in January 2015 and we released II-VI from the remaining $7.65 million. We recorded the $7.65 million release of the hold-backs as a loss from discontinued operations within the consolidated statement of operations during the year ended June 27, 2015. In connection with the Settlement Agreement, we also agreed with the II-VI parties to a mutual release of certain claims related to the Share and Asset Purchase Agreements, and certain related documents and transactions.
The following table sets forth the results of the discontinued operations of our Zurich and Amplifier Businesses and the year-over-year increases (decreases) in our results:

	Year Ended
	July 2, 2016	June 27, 2015	Change
	(Thousands)
Revenues	$—	$—	$—
Cost of revenues	—	163	(163)
Gross profit	—	(163)	163
Operating expenses	—	645	(645)
Other income (expense), net	—	(7,650)	7,650
Loss from discontinued operations before income taxes	—	(8,458)	8,458
Income tax provision	—	—	—
Loss from discontinued operations	$—	$(8,458)	$8,458

Fiscal Years Ended June 27, 2015 and June 28, 2014
The following table sets forth our consolidated results of operations for the fiscal years ended June 27, 2015 and June 28, 2014, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of revenues, except where indicated:

	Year Ended					Increase (Decrease)
	June 27, 2015		June 28, 2014		Change
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$341,276	100.0	$390,871	100.0	$(49,595)	(12.7)
Cost of revenues	284,528	83.4	338,424	86.6	(53,896)	(15.9)
Gross profit	56,748	16.6	52,447	13.4	4,301	8.2
Operating expenses:
Research and development	46,419	13.6	64,218	16.4	(17,799)	(27.7)
Selling, general and administrative	56,256	16.5	70,937	18.1	(14,681)	(20.7)
Amortization of other intangible assets	1,133	0.3	1,680	0.5	(547)	(32.6)
Restructuring, acquisition and related (income) expense, net	(1,516)	(0.5)	18,491	4.7	(20,007)	n/m	(1)
Flood-related (income) expense, net	—	—	(1,797)	(0.5)	1,797	(100.0)
Impairment of goodwill, other intangible assets and long-lived assets	—	—	584	0.1	(584)	(100.0)
(Gain) loss on sale of property and equipment	(83)	—	665	0.2	(748)	n/m	(1)
Total operating expenses	102,209	29.9	154,778	39.6	(52,569)	(34.0)
Operating loss	(45,461)	(13.3)	(102,331)	(26.2)	56,870	(55.6)
Other income (expense):
Interest income (expense), net	(2,051)	(0.6)	(9,228)	(2.4)	7,177	(77.8)
Loss on foreign currency transactions	(2,144)	(0.6)	(1,158)	(0.3)	(986)	85.1
Other income (expense), net	1,750	0.5	1,227	0.3	523	42.6
Total other income (expense)	(2,445)	(0.7)	(9,159)	(2.3)	6,714	(73.3)
Loss from continuing operations before income taxes	(47,906)	(14.0)	(111,490)	(28.5)	63,584	(57.0)
Income tax (benefit) provision	328	0.1	(9,365)	(2.4)	9,693	n/m	(1)
Loss from continuing operations	(48,234)	(14.1)	(102,125)	(26.1)	53,891	(52.8)
Gain (loss) from discontinued operations, net of tax	(8,458)	(2.5)	119,944	30.7	(128,402)	n/m	(1)
Net income (loss)	$(56,692)	(16.6)	$17,819	4.6	$(74,511)	n/m	(1)

(1)	Not meaningful
Revenues
Revenues for the year ended June 27, 2015 decreased by $49.6 million, or 13 percent, compared to the year ended June 28, 2014. Compared to the year ended June 28, 2014, revenues from sales of our 100 Gb/s transmission modules increased by $40.7 million, or 52 percent, a result of growth in our line side discrete components and our 100 Gb/s client side transceivers; revenues from sales of our 40 Gb/s transmission modules decreased by $24.4 million, or 25 percent; revenues from sales of our 10 Gb/s and lower transmission modules decreased by $45.4 million, or 25 percent, as certain legacy 10 Gb/s products are gradually replaced by our newer products; and revenues from sales of our industrial and consumer products decreased by $20.5 million, or 69 percent, which related to the sale of the Komoro Business in our second quarter of fiscal year 2015. This product mix shift reflects the continued focus on the market for higher speed products that are smaller in size and have lower power consumption.
For the year ended June 27, 2015, Coriant accounted for $66.2 million, or 19 percent, of our revenues; Huawei accounted for $49.4 million, or 14 percent, of our revenues; and Alcatel-Lucent accounted for $39.0 million, or 11 percent, of our revenues.

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
Amortization of Other Intangible Assets
Amortization of other intangible assets declined during the year ended June 27, 2015 as compared to the year ended June 28, 2014, primarily due to the sale of our Komoro Business in the second quarter of fiscal year 2015.
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
Impairment of Other Intangible Assets and Long-Lived Assets
In fiscal year 2014, we recorded an impairment charge of $0.6 million related to the write-off of certain machinery that was not being utilized.
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
The following table sets forth the results of the discontinued operations of our Zurich and Amplifier Businesses and the year-over-year increases (decreases) in our results:

	Year Ended
	June 27, 2015	June 28, 2014	Change
	(Thousands)
Revenues	$—	$49,081	$(49,081)
Cost of revenues	163	37,418	(37,255)
Gross profit	(163)	11,663	(11,826)
Operating expenses	645	8,971	(8,326)
Other income (expense), net	(7,650)	130,518	(138,168)
Loss from discontinued operations before income taxes	(8,458)	133,210	(141,668)
Income tax provision	—	13,266	(13,266)
Loss from discontinued operations	$(8,458)	$119,944	$(128,402)

Liquidity and Capital Resources
The consolidated statements of cash flows and the discussion below on cash flows from operating activities, investing activities and financing activities have not been adjusted for the effects of the discontinued operations.
Cash flows from Operating Activities
Net cash provided by operating activities for the year ended July 2, 2016 was $6.3 million, primarily resulting from net income of $8.6 million and non-cash charges of $25.0 million, partially offset by a $27.3 million decrease in cash due to changes in operating assets and liabilities. The $25.0 million of non-cash adjustments primarily consisted of $16.8 million of expense related to depreciation and amortization, $8.2 million of expense related to stock-based compensation, and $0.8 million related to the amortization of debt issuance costs of the 6.00% Notes, partially offset by $0.8 million from the amortization of the deferred gain from the Caswell sales-leaseback transaction. The $27.3 million decrease in cash due to changes in operating assets and liabilities was primarily comprised of a $23.4 million increase in accounts receivable attributable to an increase in revenues and timing of collections, an $11.0 million increase in inventory resulting from the receipt of inventory intended for sale in future quarters, and a $2.4 million increase in prepaid expenses and other current assets, partially offset by a $9.5 million increase in accounts payable largely attributable to the timing of purchases and payments to vendors, and a $0.1 million decrease in other non-current assets.
Net cash used in operating activities for the year ended June 27, 2015 was $46.3 million, primarily resulting from a loss from continuing operations before income taxes of $47.9 million, adjusted for accumulated non-cash charges of $15.9 million (excluding the losses resulting from the adjustment to the hold-backs related to the sales of the Zurich and Amplifier Businesses) and a $13.1 million decrease in cash due to changes in operating assets and liabilities. The $15.9 million of non-cash adjustments primarily consisted of $18.6 million of expense related to depreciation and amortization, $6.2 million expense related to stock-based compensation, $0.3 million related to the amortization of debt issuance costs of the 6.00% Notes, partially offset by an $8.3 million gain in connection with the sale of the Komoro Business in the fiscal year 2015 and $0.9 million from the amortization of the deferred gain from two sales-leaseback transactions. The $13.1 million decrease in cash due to changes in operating assets and liabilities was primarily comprised of a $10.8 million decrease in accrued expenses and other liabilities, a $5.3 million increase in inventory, a $4.9 million decrease in accounts payable and a $0.3 million increase in other non-current assets, partially offset by an $8.0 million decrease in prepaid expenses and other current assets and a $0.1 million decrease in accounts receivable. The $0.1 million decrease of accounts receivable included a $8.1 increase attributable to timing of payments from a significant customer.
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
Cash flows from Investing Activities
Net cash used in investing activities for the year ended July 2, 2016 was $25.3 million, primarily consisting of $27.8 million used in capital expenditures, partially offset by a $2.4 million reduction in restricted cash.
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
Cash Flows from Financing Activities
Net cash used in financing activities for the year ended July 2, 2016 was $4.5 million, primarily consisting of $3.2 million in payments on capital leases and $1.6 million related to shares repurchased for tax withholdings on vesting of restricted stock units, partially offset by $0.3 million in cash proceeds from the exercise of stock options.

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
Effect of Exchange Rates on Cash and Cash Equivalents for the Years Ended July 2, 2016, June 27, 2015 and June 28, 2014
The effect of exchange rates on cash and cash equivalents for the years ended July 2, 2016, June 27, 2015 and June 28, 2014, was an increase of $7.7 million, an increase of $1.4 million and a decrease of $1.6 million, respectively, which primarily consisted of the revaluation of the U.S. dollar denominated operating intercompany payables and receivables of our foreign subsidiaries and the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries.
Credit Line and Notes
On February 19, 2015, we closed the private placement of $65.0 million aggregate principal amount of our 6.00% Notes. The sale of the 6.00% Notes resulted in proceeds of approximately $61.6 million, after deducting the initial purchaser's discount of $3.4 million. We also incurred offering costs of $0.6 million in connection with the 6.00% Notes. As of July 2, 2016, the net carrying value of the liability component was $62.1 million and the unamortized value of the debt discount and issuance costs was $2.9 million. Interest on the 6.00% Notes is payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. During the years ended July 2, 2016 and June 27, 2015, we recorded $4.7 million and $1.7 million in interest expense, respectively, including the amortization of the debt discount and the issuance costs, and made interest payments of $3.9 million and zero related to these 6.00% Notes during the years ended July 2, 2016 and June 27, 2015, respectively.
In August 2016, we entered into multiple privately negotiated agreements, pursuant to which all of our 6.00% Notes were cancelled, and the indenture, dated as of February 19, 2015, by and between us and U.S. Bank National Association, pursuant to which the 6.00% Notes were issued, was satisfied and discharged. We issued in aggregate 34,659,972 shares of our common stock and made cash payments totaling $4.7 million in exchange for $65.0 million aggregate principal amount of our 6.00% Notes. These agreements are more fully discussed in Note 16, Subsequent Events to our consolidated financial statements included elsewhere in this Annual Report.
As of July 2, 2016, we had a $40.0 million revolving credit facility with Silicon Valley Bank. As of July 2, 2016, there were no amounts outstanding under this credit facility.
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
See Note 6, Credit Line and Notes, to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding the 6.00% Notes, the credit facilities and the Term Loan and the convertible notes.

Future Cash Requirements

As of July 2, 2016, we had working capital of $180.4 million, including $96.6 million in cash, cash equivalents and restricted cash, comprised of $95.9 million in cash and cash equivalents and $0.7 million in restricted cash.

Based on our current cash and cash equivalent balances, together with our existing credit facility, we believe that we have sufficient funds to support our operations through the next 12 months, including approximately $55 to $65 million of capital expenditures that we expect to incur.

In the event we need additional liquidity beyond our current expectations, such as to fund future growth or strengthen our balance sheet, we may find it necessary to undertake additional cost cutting measures. We will continue to explore other sources of additional liquidity. These additional sources of liquidity could include one, or a combination, of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.
For additional information on the risks we face related to future cash requirements, see Item 1A. Risk Factors under “— Risks Related to Our Business — We have a history of large operating losses and we may not be able to achieve profitability in the future and maintain sufficient levels of liquidity,” included elsewhere in this Annual Report.

As of July 2, 2016, $42.3 million of the $95.9 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for specific entities in China, Korea, Israel, Germany and Japan where we decided to exit certain businesses in fiscal year 2015.
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
From time to time, we have entered into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of July 2, 2016 and June 27, 2015, we did not have any outstanding foreign currency forward exchange contracts.
Contractual Obligations
Our contractual obligations at July 2, 2016, by nature of the obligation and amount due over identified periods of time, are set out in the table below:

	Capital Lease Obligations(1)	Operating Lease Obligations	Sublease Income	Purchase Obligations	Long-Term Obligations(2)	Total
		(Thousands)
Fiscal Year:
2017	$3,934	$9,777	$(411)	$129,543	$3,900	$146,743
2018	629	8,960	(171)	—	3,900	13,318
2019	606	8,502	(131)	—	3,900	12,877
2020	649	7,175	(127)	—	67,437	75,134
2021	279	7,086	(15)	—	—	7,350
Thereafter	—	54,467	—	—	—	54,467
	$6,097	$95,967	$(855)	$129,543	$79,137	$309,889

(1)	Amounts include interest.

(2)
Amounts represent interest and principal payments relating to the 6.00% Notes. In August 2016, the 6.00% Notes were cancelled. For additional information, see Note 6, Credit Line and Notes, to our consolidated financial statements included elsewhere in this Annual Report.

The purchase obligations consist of our total outstanding purchase order commitments at July 2, 2016. Any capital purchases to which we are committed are included in these outstanding purchase order commitments, with the exception of capital purchases made under capital leases, which are shown separately. Operating leases are future annual commitments under non-cancelable operating leases, including rents payable for land and buildings.

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

Recent Accounting Pronouncements
See Note 1, Basis of Preparation and Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report for information regarding the effect of new accounting pronouncements on our consolidated financial statements.

Application of Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements included elsewhere in this Annual Report, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect our reported assets and liabilities, revenues and expenses and other financial information. Actual results may differ significantly from those based on our estimates and judgments or could have been materially different if we had used different assumptions, estimates or conditions. In addition, our financial condition and results of operations could vary due to a change in the application of a particular accounting standard.
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
Our significant accounting policies are described in Note 1, Basis of Preparation and Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report. Not all of these significant accounting policies, however, require that we make estimates and assumptions that we believe are “critical accounting estimates.” We have discussed our accounting policies with the audit committee of our board of directors, and we believe that the policies described below involve critical accounting estimates.
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
For example, during the year ended June 28, 2014, we received $3.7 million in settlement payments relating to losses we incurred due to the flooding in Thailand. As there were no contingencies associated with these payments, we recorded the payments within flood related income (expense), net in our consolidated statements of operations.
The evaluation of insurance recoveries requires estimates and judgments about future results which affect reported amounts and certain disclosures. Actual results could differ from those estimates. Insurance recoveries we receive in future periods will be recorded net of the related expense in the consolidated statement of operations.
Impairment of Other Intangible Assets
We review identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the fourth quarter of fiscal years 2016 and 2015, we reviewed our other intangible assets for impairment. We compared their carrying amounts to market prices or the future undiscounted cash flows the assets are expected to generate. We determined that the carrying value of the assets did not exceed the fair value based on market prices or future discounted cash flows. We did not record any impairment charges in fiscal years 2016 or 2015.

Accounting for Stock-Based Compensation
We recognize in our statement of operations all stock-based compensation, including grants of employee stock options, grants of restricted stock and purchase rights under our Employee Stock Purchase Plan, based on their fair values on the grant dates. Estimating the grant date fair value of employee stock options and purchase rights requires us to make judgments in the determination of inputs into the Black-Scholes valuation model which we use to arrive at an estimate of the fair value for such awards. These inputs are based upon highly subjective assumptions as to the volatility of the underlying stock, risk free interest rates and the expected life of the options. Judgment is also required in estimating the number of share-based awards that are expected to be forfeited during any given period. As required under the accounting standards, we review our valuation assumptions at each grant date, and, as a result, our valuation assumptions used to value employee stock options granted and purchase rights in future periods may change. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our consolidated results of operations could be materially impacted. During the years ended July 2, 2016, June 27, 2015 and June 28, 2014, we recognized $8.2 million, $6.2 million and $6.0 million of stock-based compensation expense, respectively. See Note 11, Stock-based Compensation, to the accompanying consolidated financial statements included elsewhere in this Annual Report for further information.
Income Taxes
We account for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted applicable tax rates. Valuation allowances are provided against deferred income tax assets which are not likely to be realized.
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance, recorded cumulative net losses in prior fiscal periods and uncertainty about the timing of future profits, we have provided a full valuation allowance against most of our U.S. and foreign deferred tax assets except for the Italy investment tax credit. Our valuation allowance decreased by $44.7 million and $16.6 million for fiscal years 2016 and 2015, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our principal market risks are our exposure to changes in interest rates and certain exchange rates. We do not use risk sensitive instruments for trading purposes.
Interest rates
We finance our operations through a mixture of issuances of equity and debt securities, capital leases, working capital and by drawing on our credit agreement. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed under our credit agreement, convertible notes and through our capital leases. At July 2, 2016, we had $65.0 million of convertible notes with an interest rate of 6.0 percent, $5.9 million under capital leases and no amounts outstanding under our credit agreement.
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
As of July 2, 2016, our U.K. subsidiary had $88.9 million, net, in U.S. dollar denominated operating intercompany payables, $20.3 million in U.S. dollar denominated accounts receivable, net of accounts payable, related to sales to external customers and purchases from suppliers, and $14.2 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $5.4 million (U.S. dollar weakening), or loss of $5.4 million (U.S. dollar strengthening) on the translation of these receivables and other cash balances, which would be recorded as gain (loss) on foreign exchange in our consolidated statement of operations.
As of July 2, 2016, our Japan subsidiary had $31.5 million, net, in U.S. dollar denominated operating intercompany payables, $10.9 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $18.5 million in U.S. dollar denominated cash and restricted cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $2.4 million (U.S. dollar weakening), or loss of $2.4 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign exchange in our consolidated statement of operations.
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
During the year ended July 2, 2016, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarter in which they were opened. In connection with these hedges, during the year ended July 2, 2016, we recorded a $0.3 million loss on foreign currency transactions, net within our consolidated statement of operations. As of July 2, 2016, we did not have any outstanding foreign currency forward contracts.
Bank Liquidity Risk
As of July 2, 2016, we have approximately $95.9 million of unrestricted cash in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred such losses and have had full access to our operating accounts. See Note 1, Basis of Preparation and Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

Item 8. Financial Statements and Supplementary Data
The financial statements required by this item may be found beginning on pages F-1 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 2, 2016.

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

As of August 26, 2016, management believes that (i) this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Report and (ii) the consolidated financial statements, and other financial information, included in this Report fairly present in all material respects in accordance with U.S. GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

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

Our management assessed the effectiveness of our internal control over financial reporting as of July 2, 2016. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, management concluded that, as of July 2, 2016, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears under Item 8 of this Annual Report.

(c)    Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended July 2, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders under the headings “Proposal 1 — Election of Class III Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics.”

Item 11. Executive Compensation
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Employment, Change in Control and Severance Arrangements.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders under the headings "Related Person Transactions," “Policies and Procedures for Related Person Transactions,” “Director Independence,” “Employment, Change in Control and Severance Arrangements,” “Proposal 1 — Election of Class III Directors,” and “Corporate Governance.”

Item 14. Principal Accounting Fees and Services
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders under the headings “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures.”

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of or are included in this Annual Report:
1. Financial Statements
See Index to Consolidated Financial Statements on page F-1 of this Annual Report.
2. Financial Statement Schedule
The Financial Statement Schedule II: Valuation and Qualifying Accounts that follows the Notes to Consolidated Financial Statements is filed as part of this Annual Report. Other financial statement schedules have been omitted since they are either not required or the information is otherwise included.
3. List of Exhibits
The Exhibits filed as part of this Annual Report , or incorporated by reference, are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCLARO, INC. (Registrant)

August 26, 2016	By:	/s/ Greg Dougherty
Greg Dougherty
Chief Executive Officer
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Greg Dougherty, Pete Mangan and Mike Fernicola, jointly and severally, as their attorneys-in-fact, with full power of each to act alone and full powers of substitution, for them in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Greg Dougherty	Director and Chief Executive Officer	August 26, 2016
Greg Dougherty	(Principal Executive Officer)

/s/ Pete Mangan	Chief Financial Officer	August 26, 2016
Pete Mangan	(Principal Financial Officer)

/s/ Mike Fernicola	Chief Accounting Officer	August 26, 2016
Mike Fernicola	(Principal Accounting Officer)

/s/ Marissa Peterson	Chair of the Board	August 26, 2016
Marissa Peterson

/s/ Edward B. Collins	Director	August 26, 2016
Edward B. Collins

/s/ Kendall W. Cowan	Director	August 26, 2016
Kendall W. Cowan

/s/ Lori Holland	Director	August 26, 2016
Lori Holland

/s/ Joel Smith III	Director	August 26, 2016
Joel Smith III

/s/ William L. Smith	Director	August 26, 2016
William L. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Oclaro, Inc.

We have audited the accompanying consolidated balance sheets of Oclaro, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of July 2, 2016 and June 27, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended July 2, 2016. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oclaro, Inc. and subsidiaries as of July 2, 2016 and June 27, 2015, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 2, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 26, 2016 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
San Francisco, California
August 26, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Oclaro, Inc.

We have audited the internal control over financial reporting of Oclaro Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of July 2, 2016, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2016 based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 2, 2016, and our report dated August 26, 2016 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
San Francisco, California
August 26, 2016

OCLARO, INC.
CONSOLIDATED BALANCE SHEETS

	July 2, 2016	June 27, 2015
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$95,929	$111,840
Restricted cash	715	3,275
Accounts receivable, net of allowances for doubtful accounts of $1,674 and $2,815 as of July 2, 2016 and of June 27, 2015, respectively; and including $936 and $709 due from related parties as of July 2, 2016 and June 27, 2015, respectively	93,571	74,815
Inventories	76,369	66,342
Prepaid expenses and other current assets	23,591	22,746
Total current assets	290,175	279,018
Property and equipment, net	65,045	41,766
Other intangible assets, net	1,498	2,579
Other non-current assets	2,331	2,521
Total assets	$359,049	$325,884
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, including $4,618 and $4,831 due to related parties as of July 2, 2016 and June 27, 2015, respectively	$71,201	$53,133
Accrued expenses and other liabilities	34,818	35,648
Capital lease obligations, current	3,753	3,580
Total current liabilities	109,772	92,361
Deferred gain on sale-leasebacks	6,809	8,978
Convertible notes payable	62,058	61,246
Capital lease obligations, non-current	2,105	1,167
Other non-current liabilities	11,694	9,132
Total liabilities	192,438	172,884
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 275,000 shares authorized, 112,207 shares issued and outstanding at July 2, 2016; and 175,000 shares authorized, 109,889 shares issued and outstanding as of June 27, 2015	1,122	1,099
Additional paid-in capital	1,471,280	1,464,567
Accumulated other comprehensive income	39,821	41,526
Accumulated deficit	(1,345,612)	(1,354,192)
Total stockholders’ equity	166,611	153,000
Total liabilities and stockholders’ equity	$359,049	$325,884
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(Thousands, except per share amounts)
Revenues, including $4,074, $3,604 and $13,412 from related parties for the years ended July 2, 2016, June 27, 2015 and June 28, 2014, respectively	$407,914	$341,276	$390,871
Cost of revenues	291,496	284,528	338,424
Gross profit	116,418	56,748	52,447
Operating expenses:
Research and development	46,067	46,419	64,218
Selling, general and administrative	53,457	56,256	70,937
Amortization of other intangible assets	995	1,133	1,680
Restructuring, acquisition and related (income) expense, net	25	(1,516)	18,491
Flood-related (income) expense, net	—	—	(1,797)
Impairment of goodwill, other intangible assets and long-lived assets	—	—	584
(Gain) loss on sale of property and equipment	32	(83)	665
Total operating expenses	100,576	102,209	154,778
Operating income (loss)	15,842	(45,461)	(102,331)
Other income (expense):
Interest income (expense), net	(4,986)	(2,051)	(9,228)
Loss on foreign currency transactions	(2,362)	(2,144)	(1,158)
Other income (expense), net	935	1,750	1,227
Total other income (expense)	(6,413)	(2,445)	(9,159)
Income (loss) from continuing operations before income taxes	9,429	(47,906)	(111,490)
Income tax (benefit) provision	849	328	(9,365)
Income (loss) from continuing operations	8,580	(48,234)	(102,125)
Income (loss) from discontinued operations, net of tax	—	(8,458)	119,944
Net income (loss)	$8,580	$(56,692)	$17,819
Basic and diluted net income (loss) per share:
Income (loss) per share from continuing operations	$0.08	$(0.45)	$(1.03)
Income (loss) per share from discontinued operations	—	(0.08)	1.21
Basic and diluted net income (loss) per share	$0.08	$(0.52)	$0.18
Shares used in computing net income (loss) per share:
Basic	110,599	108,144	98,986
Diluted	113,228	108,144	98,986
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(Thousands)
Net income (loss)	$8,580	$(56,692)	$17,819
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	—	209	(104)
Currency translation adjustments	(1,167)	(5,139)	771
Pension adjustments	(538)	592	5,829
Total comprehensive income (loss)	$6,875	$(61,030)	$24,315
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$8,580	$(56,692)	$17,819
Adjustments to reconcile net income (loss) to net cash provide by (used in) operating activities:
Amortization of deferred gain on sale-leasebacks	(842)	(914)	(2,134)
Amortization and write-off of debt discount and issuance costs	812	305	4,293
Depreciation and amortization	16,755	18,613	26,383
Flood-related non-cash losses	—	—	2,011
Gain on sale of Komoro Business	—	(8,315)	—
Gain on sale of Zurich Business	—	—	(63,240)
Gain on sale of Amplifier Business	—	—	(68,923)
Adjustment to the hold-backs related to the sales of the Zurich and Amplifier Businesses	—	7,650	—
(Gain) loss on sale of property and equipment	32	(83)	665
Impairment of goodwill, other intangible assets and long-lived assets	—	—	584
Stock-based compensation expense	8,201	6,164	6,243
Other adjustments	—	161	365
Changes in operating assets and liabilities, net of acquired businesses:
Accounts receivable, net	(23,409)	138	26,547
Inventories	(11,008)	(5,308)	15,517
Prepaid expenses and other current assets	(2,383)	7,996	(6,987)
Other non-current assets	98	(267)	1,509
Accounts payable	9,455	(4,873)	(27,179)
Accrued expenses and other liabilities	(24)	(10,828)	(14,657)
Net cash provided by (used in) operating activities	6,267	(46,253)	(81,184)
Cash flows from investing activities:
Purchases of property and equipment	(27,750)	(18,084)	(8,756)
Proceeds from sale of Komoro Business	—	14,647	—
Proceeds from sale of Zurich Business	—	1,410	93,545
Proceeds from sale of Amplifier Business	—	940	84,600
Proceeds from sale of assets	—	—	2,120
Proceeds from sale of investments	—	141	—
Transfer (to) from restricted cash, net of acquired businesses	2,418	1,793	(2,309)
Net cash provided by (used in) investing activities	(25,332)	847	169,200
Cash flows from financing activities:
Proceeds from issuance of common stock, net	286	42	(46)
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,641)	—	—
Proceeds from the sale of convertible notes, net	—	60,941	—
Payments on capital lease obligations	(3,151)	(4,153)	(7,073)
Repayments on borrowings under credit line, convertible notes payable and term loan	—	—	(64,964)
Net cash provided by (used in) financing activities	(4,506)	56,830	(72,083)
Effect of exchange rate on cash and cash equivalents	7,660	1,443	(1,595)
Net increase (decrease) in cash and cash equivalents	(15,911)	12,867	14,338
Cash and cash equivalents at beginning of fiscal year	111,840	98,973	84,635
Cash and cash equivalents at end of fiscal year	$95,929	$111,840	$98,973
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,936	$123	$10,437
Cash paid for income taxes	334	507	2,571
Supplemental disclosures of non-cash transactions:
Issuance of common stock in connection with exercise of convertible notes	$—	$—	$23,050
Purchases of property and equipment funded by accounts payable	8,176	—	—
Capital lease obligations incurred for purchases of property and equipment	2,390	—	—
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(Thousands)
Balance at June 29, 2013	92,765	$928	$1,429,155	$39,368	$(1,315,319)	$154,132
Issuance of shares related to share awards and restricted stock units	338	3	(218)	—	—	(215)
Issuance of shares upon the exercise of common stock options	155	1	158	—	—	159
Issuance of shares in connection with exercise of warrants	978	10	—	—	—	10
Issuance of shares in connection with conversion of convertible notes, net of adjustments for unamortized issuance and discount costs	13,543	135	22,983	—	—	23,118
Stock-based compensation	—	—	6,409	—	—	6,409
Other comprehensive gain	—	—	—	6,496	—	6,496
Net income	—	—	—	—	17,819	17,819
Balance at June 28, 2014	107,779	1,077	1,458,487	45,864	(1,297,500)	207,928
Issuance of shares related to share awards and restricted stock units	2,085	21	(23)	—	—	(2)
Issuance of shares upon the exercise of common stock options	25	1	42	—	—	43
Stock-based compensation	—	—	6,061	—	—	6,061
Other comprehensive loss	—	—	—	(4,338)	—	(4,338)
Net loss	—	—	—	—	(56,692)	(56,692)
Balance at June 27, 2015	109,889	1,099	1,464,567	41,526	(1,354,192)	153,000
Issuance of shares related to share awards and restricted stock units	2,212	22	—	—	—	22
Shares repurchased for tax withholdings on vesting of restricted stock units	—	—	(1,640)	—	—	(1,640)
Issuance of shares upon the exercise of common stock options	106	1	264	—	—	265
Stock-based compensation	—	—	8,089	—	—	8,089
Other comprehensive loss	—	—	—	(1,705)	—	(1,705)
Net income	—	—	—	—	8,580	8,580
Balance at July 2, 2016	112,207	$1,122	$1,471,280	$39,821	$(1,345,612)	$166,611
The accompanying notes form an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PREPARATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Annual Report on Form 10-K as “Oclaro,” “we,” “us,” or “our.”
During our fiscal year 2016, we were one of the leading providers of optical components, modules and subsystems for the core optical transport, service provider, enterprise and data center markets. Leveraging over three decades of laser technology innovation, photonic integration and subsystem design, we provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications.
Basis of Preparation
The consolidated financial statements include the accounts of Oclaro and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which contemplate the continuation of a company as a going concern. As of July 2, 2016, we held $96.6 million in cash and restricted cash, comprised of $95.9 million in cash and cash equivalents and $0.7 million in current restricted cash; and we had working capital of $180.4 million.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Examples of significant estimates and assumptions made by management involve the fair value of other intangible assets and long-lived assets, valuation allowances for deferred tax assets, the fair value of stock-based compensation, the fair value of embedded derivatives related to convertible debt, the fair value of pension liabilities, estimates for allowances for doubtful accounts and valuation of excess and obsolete inventories. These judgments can be subjective and complex and consequently actual results could differ materially from those estimates and assumptions.
Business Combinations and Dispositions
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
In fiscal year 2014, we recorded an out-of-period adjustment of approximately $2.0 million in flood-related (income) expense, net, in our consolidated statements of operations. The adjustment, which decreased flood-related income and decreased property and equipment, net, was made to account for the impairment of leased assets assumed pursuant to the Opnext merger that had been damaged in the 2011 Thailand flood. We determined that this adjustment did not have a material impact to our current or prior period consolidated financial statements.

Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ended July 2, 2016 was a 53 week year, and our fiscal years ended June 27, 2015 and June 28, 2014 were each 52 week years.
Cash and Cash Equivalents
We consider all liquid investment securities with a maturity date of three months or less to be cash equivalents. Any realized gains and losses on liquid investment securities are included in other income (expense), net in our consolidated statements of operations.
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	July 2, 2016	June 27, 2015
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$70,925	$110,196
Money market funds	25,004	1,644
	$95,929	$111,840
As of July 2, 2016, $42.3 million of the $95.9 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay foreign withholding taxes to repatriate these funds.
As of July 2, 2016, we also had restricted cash of $1.1 million, including $0.4 million in other non-current assets, consisting of collateral for the performance of our obligations under certain facility lease agreements, collateral to secure certain of our credit card accounts and deposits for value-added taxes in foreign jurisdictions.
Concentration of Credit Risks
We place our cash and cash equivalents with and in the custody of financial institutions, which at times, are in excess of amounts insured. Management monitors the ongoing creditworthiness of these institutions. To date, we have not experienced significant losses on these investments.
Our trade accounts receivable are concentrated with companies in the telecom industry. At July 2, 2016, four customers accounted for a total of 63 percent of our net accounts receivable, with each individually accounting for more than 10 percent of our net accounts receivable. At June 27, 2015, four customers accounted for a total of 59 percent of our net accounts receivable, with each individually accounting for more than 10 percent of our net accounts receivable.
Allowance for Doubtful Accounts
We perform ongoing credit evaluations of our customers and record specific allowances for doubtful accounts when a customer is unable to meet its financial obligations, as in the case of bankruptcy filings or deteriorated financial position. Estimates are used in determining allowances for customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. We write off a receivable account when all rights, remedies and recourses against the account and its principals are exhausted and record a benefit when previously reserved accounts are collected. We recorded additional provisions as allowances for doubtful accounts in fiscal year 2015 and 2014 of $41,000 and $38,000, respectively. In fiscal year 2016 we did not record any additional provisions as allowances for doubtful accounts.
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

The following table provides details regarding our inventories at the dates indicated:

	July 2, 2016	June 27, 2015
	(Thousands)
Inventories:
Raw materials	$23,751	$19,610
Work-in-process	32,819	19,812
Finished goods	19,799	26,920
	$76,369	$66,342
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
The following table provides details regarding our property and equipment, net at the dates indicated:

	July 2, 2016	June 27, 2015
	(Thousands)
Property and equipment, net:
Buildings and improvements	$10,389	$11,837
Plant and machinery	59,696	33,603
Fixtures, fittings and equipment	3,005	4,785
Computer equipment	9,846	12,401
	82,936	62,626
Less: accumulated depreciation	(17,891)	(20,860)
	$65,045	$41,766
Property and equipment includes assets under capital leases of $5.9 million and $4.7 million at July 2, 2016 and June 27, 2015, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense.
Depreciation expense was $15.8 million, $17.5 million and $25.3 million for the fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014, respectively. In fiscal year 2014, we recorded an impairment charge of $0.6 million related to the write-off of certain machinery that was not being utilized.
Other Intangible Assets
We review our other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The values assigned to other intangible assets are based on estimates and judgments regarding expectations for the success and life cycle of products and technologies acquired.
Other intangible assets with definite lives are amortized over their estimated useful lives, which is generally from 1 to 11 years and 15 years as to one specific customer contract.
Impairment of Long-Lived Assets
We review property and equipment and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparing their carrying amounts to market prices or the future undiscounted cash flows the assets are expected to generate. If property and equipment or certain identifiable intangibles are considered to be impaired, the impairment to be recognized would equal the amount by which the carrying value of the asset exceeds its fair value based on market prices or future discounted cash flows.

In the fourth quarter of fiscal year 2015, upon completing our impairment assessment, we determined that while no impairment existed, certain of our other intangible assets related to our integrated photonics product line had shorter estimated useful lives than initially anticipated. Accordingly, we adjusted the estimated useful lives of these other intangible assets.
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
During the year ended July 2, 2016, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarters in which they were opened. In connection with these hedges, during the years ended July 2, 2016 and June 27, 2015, we recorded net losses on foreign currency transactions of $0.3 million and $0.7 million, respectively, within our consolidated statement of operations. At July 2, 2016 and June 27, 2015, we had no outstanding foreign currency forward exchange contracts.
Accrued Expenses and Other Liabilities
The following table provides details for our accrued expenses and other liabilities at the dates indicated:

	July 2, 2016	June 27, 2015
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$6,429	$5,250
Compensation and benefits related accruals	14,038	11,298
Warranty accrual	3,827	2,932
Accrued restructuring, current	204	712
Purchase commitments in excess of future demand, current	1,723	3,162
Other accruals	8,597	12,294
	$34,818	$35,648
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

Advertising Costs
Advertising costs are expensed as incurred. Our advertising costs for the years ended July 2, 2016, June 27, 2015 and June 28, 2014 were not significant.
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
During the year ended June 28, 2014, we received $3.7 million in settlement payments relating to losses we incurred due to flooding at our contract manufacturer in Thailand. As there were no contingencies associated with these payments, we recorded these payments within flood-related (income) expense, net in our consolidated statements of operations for the year ended June 28, 2014.
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
Net Income (Loss) Per Share
Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, stock appreciation rights, unvested restricted stock awards, warrants and shares issuable in connection with convertible notes during such period. For the fiscal years ended June 27, 2015 and June 28, 2014, we excluded such dilutive securities from the computation of diluted shares outstanding since we incurred a net loss from continuing operations in these periods and their inclusion would have an anti-dilutive effect.
Recent Accounting Pronouncements
In May 2014 and May 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, respectively. These updates clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The effective date of ASU 2014-09 and ASU 2016-12 will be for annual periods, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. This guidance will be effective for us in the first quarter of fiscal 2018, with early adoption permitted. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.
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
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments. This amendment requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. This guidance is effective for us prospectively in the first quarter of fiscal year 2017. We do not expect for this guidance to have a material impact on our financial statements and footnote disclosures.
In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. Under ASU 2015-11, we are required to measure inventory at the lower of cost and net realizable value. The new guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for us prospectively in the first quarter of fiscal year 2017. We do not expect for this guidance to have a material impact on our financial statements and footnote disclosures.

In April 2015, the FASB issued ASU No. 2015-04, Compensation – Retirement Benefits: Practical Expedient for the Measurement Date of an Employer's Defined Benefit Obligation and Plan Assets. ASU 2015-04 provides a practical expedient for employers with fiscal year-ends that do not fall on a month-end by permitting those employers to measure defined benefit plan assets and obligations as of the month-end that is closest to the entity's fiscal year-end. This guidance is effective for us prospectively in the first quarter of fiscal year 2017. We do not expect for this guidance to have a material impact on our financial statements and footnote disclosures.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items. This ASU eliminates from U.S. GAAP the concept of extraordinary items. Eliminating the extraordinary classification simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. This guidance is effective for us prospectively in the first quarter of fiscal year 2017. We do not expect for this guidance to have a material impact on our financial statements and footnote disclosures.
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
Our cash equivalents are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices or broker or dealer quotations with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most marketable securities and money market securities.
The contingent obligation related to the make-whole premium on our 6.00% Convertible Senior Notes ("6.00% Notes") was valued using a binomial lattice valuation model which estimated the value based on the probability and timing of conversion. As of February 19, 2015, the date of the debt issuance, and as of July 2, 2016, the fair value of this contingent obligation is estimated at zero. The contingent obligation will continue to be revalued each reporting period and classified within Level 3 of the fair value hierarchy. There have been no changes in the fair value of our liabilities classified within Level 3 of the fair value hierarchy during the period June 28, 2014 to July 2, 2016.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the tables below by their corresponding balance sheet captions and consisted of the following types of instruments at July 2, 2016 and June 27, 2015:

	Fair Value Measurement at July 2, 2016 Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(Thousands)
Cash and cash equivalents: (1)
Money market funds	$25,004	$—	$—	$25,004
Restricted cash:
Money market funds	712	—	—	712
Total assets measured at fair value	$25,716	$—	$—	$25,716

(1)	Excludes $70.9 million in cash held in our bank accounts at July 2, 2016.

	Fair Value Measurement at June 27, 2015 Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(Thousands)
Cash and cash equivalents: (1)
Money market funds	$1,644	$—	$—	$1,644
Restricted cash:
Money market funds	1,215	—	—	1,215
Total assets measured at fair value	$2,859	$—	$—	$2,859

(1)	Excludes $110.2 million in cash held in our bank accounts at June 27, 2015.

NOTE 3. BUSINESS COMBINATIONS AND DISPOSITIONS
During the fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014, we recorded minimal, $1.0 million and $7.8 million, respectively, in legal and other direct acquisition-related costs in connection with business combinations and asset dispositions.
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

The following table presents the statements of operations for the discontinued operations of the Amplifier Business:

	Year Ended
	June 27, 2015	June 28, 2014
	(Thousands)
Revenues	$—	$35,185
Cost of revenues	—	26,389
Gross profit	—	8,796
Operating expenses	161	5,545
Other income (expense), net	(3,060)	68,923
Income (loss) from discontinued operations before income taxes	(3,221)	72,174
Income tax provision	—	13,068
Income (loss) from discontinued operations	$(3,221)	$59,106
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
We recognized an initial gain of $63.2 million on the sale of the Zurich Business, which was recorded within discontinued operations in the consolidated statement of operations in fiscal year 2014. In fiscal year 2014, we also recorded $3.1 million in income from discontinued operations related to the release of the cumulative translation adjustment from deconsolidating our Swiss subsidiary and a $4.8 million loss from discontinued operations related to the interest charges incurred in connection with the settlement of the term loan (refer to Note 6, Credit Line and Notes for further details.) In fiscal year 2015, we recorded the $4.6 million release of the hold-back as a loss from discontinued operations within the consolidated statement of operations.

The following table presents the statements of operations for the discontinued operations of the Zurich Business:

	Year Ended
	June 27, 2015	June 28, 2014
	(Thousands)
Revenues	$—	$13,896
Cost of revenues	163	11,029
Gross profit	(163)	2,867
Operating expenses	484	3,426
Other income (expense), net	(4,590)	61,595
Income (loss) from discontinued operations before income taxes	(5,237)	61,036
Income tax provision	—	198
Income (loss) from discontinued operations	$(5,237)	$60,838
In connection with the sale of the Zurich Business, we entered into certain transition service and manufacturing service agreements to allow the Zurich Business to continue operations during the ownership transition. Both parties provided customary and reciprocal representations, warranties and covenants in the Share and Asset Purchase Agreement.
Acquisition of Opnext
On March 26, 2012, we entered into an Agreement and Plan of Merger and Reorganization, by and among Opnext, Tahoe Acquisition Sub, Inc., a newly formed wholly-owned subsidiary of Oclaro (Merger Sub), and Oclaro, pursuant to which we acquired Opnext through a merger of Merger Sub with and into Opnext. On July 23, 2012, we consummated the acquisition following approval by the stockholders of both companies. The acquisition is more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included in our 2015 Form 10-K.
NOTE 4. OTHER INTANGIBLE ASSETS
Additions and Dispositions
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
Impairment Assessments
During the fourth quarter of fiscal year 2016 and 2015, we reviewed our other intangible assets for impairment. We compared their carrying amounts to market prices or the future undiscounted cash flows the assets are expected to generate. We determined that the carrying value of the assets did not exceed the fair value based on market prices or future discounted cash flows. We did not record any impairment charges related to our other intangibles in fiscal year 2016 or 2015.
Amortization
Amortization of other intangible assets for the fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014, was $1.0 million, $1.1 million and $1.7 million, respectively. Amortization is recorded as an operating expense within the consolidated statements of operations.
In the fourth quarter of fiscal year 2015, we revised the estimated useful lives of certain of our other intangible assets related to our integrated photonics product line to adjust for the shorter time period in which we expect to benefit from these other intangible assets.

Estimated future amortization expense of other intangible assets is as follows, based on the current level of our other intangible assets as of July 2, 2016:

Estimated Future Amortization
(Thousands)
Fiscal Year:
2017	$831
2018	638
2019	29
2020	—
2021	—
Thereafter	—
$1,498
The following table summarizes the activity related to our other intangible assets for fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Amortization	Total
	(Thousands)
Balance at June 29, 2013	$8,333	$4,556	$5,198	$915	$3,338	$(12,107)	$10,233
Amortization	—	—	—	—	—	(1,680)	(1,680)
Translations and adjustments	(66)	104	(55)	—	—	—	(17)
Balance at June 28, 2014	8,267	4,660	5,143	915	3,338	(13,787)	8,536
Sale of Komoro Business	(1,904)	—	(2,545)	—	—	—	(4,449)
Amortization	—	—	—	—	—	(1,133)	(1,133)
Translations and adjustments	(114)	(65)	(196)	—	—	—	(375)
Balance at June 27, 2015	6,249	4,595	2,402	915	3,338	(14,920)	2,579
Amortization	—	—	—	—	—	(995)	(995)
Translations and adjustments	—	(86)	—	—	—	—	(86)
Balance at July 2, 2016	$6,249	$4,509	$2,402	$915	$3,338	$(15,915)	$1,498

NOTE 5. RESTRUCTURING LIABILITIES
For all periods presented, separation payments under the restructuring and cost reduction efforts were accrued and charged to restructuring in the period that the amounts were both determined and communicated to the affected employees.
2014 Restructuring Plan
During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the year ended July 2, 2016, June 27, 2015 and June 28, 2014, we recorded restructuring charges of $0.4 million, $4.0 million and $13.2 million, respectively, pursuant to this plan. The restructuring charges for the year ended July 2, 2016 related to workforce reductions. The restructuring charges for the year ended June 27, 2015 consisted of $4.1 million related to workforce reductions and a $0.1 million reversal of restructuring charges related to revised estimates for lease cancellations and commitments. The restructuring charges for the year ended June 28, 2014 consisted of $8.5 million related to workforce reductions, $2.9 million related to transferring production capabilities of our 10 Gb/s InP products in-house from one of our contract manufacturers, $0.8 million related to a facility lease loss liability, $0.7 million related to the write-off of certain fixed assets in connection with our relocation of our manufacturing and research and development facilities from Totsuka, Japan, and $0.3 million in other lease cancellations and commitments.
During the year ended July 2, 2016, June 27, 2015 and June 28, 2014, we paid $0.5 million, $5.3 million and $8.5 million, respectively, to settle a portion of these restructuring liabilities.
As of July 2, 2016, we had $0.2 million in accrued restructuring liabilities related to this restructuring plan. We do not expect to incur any additional restructuring charges in connection with this restructuring plan.
Opnext Restructuring
In connection with the acquisition of Opnext, we initiated a restructuring plan to integrate the businesses in the first quarter of fiscal year 2013. We completed the restructuring activities related to the integration in fiscal year 2014, including the settlement of the restructuring liabilities. In connection with the integration, we recorded $1.1 million in restructuring charges during the year ended June 28, 2014. The restructuring charges in fiscal year 2014 included $0.9 million related to external consulting charges and professional fees associated with reorganizing the infrastructure and $0.1 million related to revised estimates for lease cancellations and commitments. During the year ended June 28, 2014, we made scheduled payments of $2.2 million to settle the remaining restructuring liabilities. During the year ended June 28, 2014, we also paid $1.8 million to settle the liability related to the separation agreement with our former Chief Executive Officer.
Restructuring Plan related to our Manufacturing Operations in Shenzhen, China
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of a portion of our Shenzhen, China manufacturing operations to Venture Corporation Limited ("Venture"). This transition occurred in a phased and gradual transfer of certain products and was completed in fiscal year 2015. In connection with this transition, we recorded restructuring charges of $2.5 million and $3.5 million during the year ended June 27, 2015 and June 28, 2014, respectively. The restructuring charges in fiscal year 2015 and 2014 related primarily to employee separation charges. During fiscal year 2015 and 2014, we made scheduled payments of $3.1 million and $7.1 million, respectively, to settle the remaining restructuring liabilities in connection with this plan.

Activity Related to Restructuring Liabilities
The following table summarizes the activity related to our restructuring liability for the years ended July 2, 2016, June 27, 2015 and June 28, 2014:

	Lease Cancellations, Commitments and Other Charges	Termination Payments to Employees and Related Costs	Total Accrued Restructuring Charges
	(Thousands)
Balance at June 29, 2013	$230	$7,036	$7,266
Charged to restructuring costs	4,794	12,914	17,708
Paid or other adjustments	(3,143)	(18,988)	(22,131)
Balance at June 28, 2014	1,881	962	2,843
Charged to restructuring costs	(36)	6,552	6,516
Paid or other adjustments	(1,617)	(7,030)	(8,647)
Balance at June 27, 2015	228	484	712
Charged to restructuring costs	—	370	370
Paid or other adjustments	(228)	(650)	(878)
Balance at July 2, 2016	$—	$204	$204
Current portion	$—	$204	$204
Non-current portion	$—	$—	$—
NOTE 6. CREDIT LINE AND NOTES
6.00% Convertible Senior Notes due 2020 ("6.00% Notes")
On February 12, 2015, we entered into a Purchase Agreement (the “Purchase Agreement”), with Jefferies LLC (the “Initial Purchaser”), pursuant to which we agreed to issue and sell to the Initial Purchaser up to $65.0 million in aggregate principal Convertible Senior Notes due 2020 (the “6.00% Notes”). On February 19, 2015, we closed the private placement of $65.0 million aggregate principal amount of the 6.00% Notes. The initial exchange price was $1.95 per share of common stock. The 6.00% Notes were sold at 100 percent of par, resulting in net proceeds of approximately $61.6 million, after deducting the Initial Purchaser’s discounts of $3.4 million. We also incurred offering expenses of $0.6 million. The net proceeds of this offering are being used for general corporate purposes, including working capital for, among other things, investing in development of new products and technologies.
The 6.00% Notes will mature on February 15, 2020 and will bear interest at a fixed rate of 6.00 percent per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. During the year ended July 2, 2016 and June 27, 2015, we recorded $4.7 million and $1.7 million, respectively, in interest expense, including the amortization of the debt discount and the issuance costs related to these 6.00% Notes. During the year ended July 2, 2016 and June 27, 2015, we made interest payments of $3.9 million and zero, respectively, related to the 6.00% Notes.
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
Our contingent obligation to make a make-whole payment in the event of an early conversion by the holders of the 6.00% Notes, or at our election to redeem the 6.00% Notes for cash, are both considered embedded derivatives. As of February 19, 2015, the date of the debt issuance, and as of July 2, 2016, the fair value of the embedded derivatives is estimated at zero. The estimated fair value of the embedded derivatives was determined by using a binomial lattice approach to determine the probability and timing of a conversion or redemption.
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
The following table sets forth balance sheet information related to the 6.00% Notes at July 2, 2016 and June 27, 2015:

	July 2, 2016	June 27, 2015

Principal value of the liability component	$65,000	$65,000
Unamortized value of the debt discount and issuance costs	(2,942)	(3,754)
Net carrying value of the liability component	$62,058	$61,246

At July 2, 2016, the $2.5 million debt discount and the $0.5 million issuance costs are recorded as a contra-liability in convertible notes payable within the consolidated balance sheet.
In August 2016, we entered into multiple privately negotiated agreements, pursuant to which all of our 6.00% Notes were cancelled, and the indenture, dated as of February 19, 2015, by and between us and U.S. Bank National Association, pursuant to which the 6.00% Notes were issued, was satisfied and discharged. We issued in aggregate 34,659,972 shares of our common stock and made a cash payment of $4.7 million in exchange for $65.0 million aggregate principal amount of our 6.00% Notes. See Note 16, Subsequent Events for additional information on the privately negotiated agreements.

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
At July 2, 2016 and June 27, 2015, there were no amounts outstanding under the Loan Agreement.
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
In connection with Amendment Number Two, the Borrower paid the revolving lenders an amendment fee of $0.5 million and the Term Lenders a closing fee of $2.1 million. These costs were capitalized and scheduled to be amortized straight-line to expense over the one year term of the loan. In connection with the Term Loan, we also issued certain warrants. The Term Lenders exercised these warrants in May 2014, which is more fully discussed in Note 9, Stockholders’ Equity.
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
On March 14, 2014, we terminated the Credit Agreement.
Borrowings made under the Credit Agreement bore interest at a rate based on either the London Interbank Offered Rate plus 2.50 percentage points or the bank’s prime rate plus 1.25 percentage points. During fiscal year 2014, we made interest payments of $0.3 million in connection with the Credit Agreement. All amounts owed under the Credit Agreement and Term Loan were repaid during fiscal year 2014. During fiscal year 2014, we recorded the remaining unamortized debt discount and issuance costs of $4.8 million related to the Term Loan in discontinued operations within the consolidated statement of operations.
7.50% Exchangeable Senior Secured Second Lien Notes ("7.50% Notes")
On December 14, 2012, we and our indirect, wholly owned subsidiary, Oclaro Luxembourg S.A., closed the private placement of $25.0 million aggregate principal amount 7.50% Exchangeable Senior Secured Second Lien Notes due 2018 ("7.50% Notes"). The sale of the 7.50% Notes resulted in net proceeds of approximately $22.8 million. The private placement was completed pursuant to a purchase agreement, dated December 14, 2012 entered into by us, certain of our domestic and foreign subsidiaries (the "Guarantors") and Morgan Stanley & Co. LLC. The 7.50% Notes are governed by an Indenture, entered into by us and the Guarantors with Wells Fargo Bank, National Association, as trustee and second lien collateral agent (the "Trustee"). The Indenture contained affirmative and negative covenants that, among other things, limited the ability of us and the Guarantors to incur, assume or guarantee additional indebtedness; make restricted payments including, without limitation, paying dividends, repurchasing capital stock and redeeming debt that is junior in right of payment to the convertible notes; create liens; sell or otherwise dispose of assets, including capital stock of subsidiaries; and enter into mergers and consolidations. The Indenture also contained customary events of default. Upon the occurrence of certain events of default, the Trustee or the holders of the 7.50% Notes may declare all outstanding convertible notes to be due and payable immediately. The 7.50% Notes were unconditionally guaranteed, jointly and severally, on a senior secured basis by us and all of the Guarantors.
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
We considered the contingent obligation of having to make a make-whole payment in the event of an early conversion by the holders of the 7.50% Notes as an embedded derivative. On December 19, 2013, the holders exercised their rights to exchange the 7.50% Notes for our common stock. The exchange rate for the exchanges was 541.7118 shares of common stock per $1,000 in principal amount of 7.50% Notes. We issued approximately 13.5 million shares of common stock in connection with the exchange, with cash payable in lieu of fractional shares. In addition, pursuant to the terms of the indenture governing the 7.50% Notes, we made a redemption exchange make-whole payment of $8.3 million, which we recorded in interest (income) expense, net, in the consolidated statements of operations for the year ended June 28, 2014.
During the year ended June 28, 2014, we recorded and paid $0.9 million in routine interest payments related to these 7.50% Notes. Interest on the 7.50% Notes was payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2013.
In connection with the private placement of the 7.50% Notes, we incurred approximately $1.3 million in debt discount and $0.9 million in issuance costs. Upon exchange of the 7.50% Notes during fiscal year 2014, we recorded the remaining unamortized debt discount and issuance costs of $1.8 million in additional paid-in capital within the consolidated balance sheet.
NOTE 7. POST-RETIREMENT BENEFITS
401(k) Plan
In the U.S., we sponsor a 401(k) plan that allows voluntary contributions by eligible employees, who may elect to contribute up to the maximum allowed under the U.S. Internal Revenue Service regulations. We generally make 100 percent matching contributions on the first 3 percent and 50 percent matching contributions on the following 2 percent (up to a maximum of $18,000 per eligible employee for calendar year 2015). We recorded related expenses of $0.4 million, $0.5 million and $0.8 million in fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014, respectively, including amounts related to our discontinued operations.
Defined Contribution Plan
We contribute to a U.K. based defined contribution pension scheme for employees. Contributions under this plan and the related expenses were $1.2 million, $1.2 million and $1.4 million in the fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014, respectively.
Japan Defined Contribution and Benefit Plan
In connection with our acquisition of Opnext, we assumed a defined contribution plan and a defined benefit plan that provides retirement benefits to our employees in Japan.
Under the defined contribution plan, contributions are provided based on grade level and totaled $0.5 million, $0.5 million and $0.8 million for the years ended July 2, 2016, June 27, 2015 and June 28, 2014, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
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
As of July 2, 2016, there were no Japan Plan assets. As of July 2, 2016, there was $0.1 million in accrued expenses and other liabilities and $6.8 million in other non-current liabilities in our consolidated balance sheet, to account for the projected benefit obligations under the Japan Plan.

The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit plan for the year ended July 2, 2016 and June 27, 2015 was as follows:

	July 2, 2016	June 27, 2015
	(Thousands)
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$4,817	$8,287
Service cost	560	693
Interest cost	48	69
Benefits paid	(144)	(580)
Decrease in obligation in connection with the sale of the Komoro Business	—	(1,974)
Actuarial (gain) loss on obligation	614	(60)
Change in methodology used to estimate the actuarial present value of accumulated plan benefits	—	(471)
Currency translation adjustment	1,017	(1,147)
Projected benefit obligation, end of period	$6,912	$4,817
Amounts recognized in consolidated balance sheets:
Accrued expenses and other liabilities:
Underfunded pension liability	$50	$273
Other non-current liabilities:
Underfunded pension liability	$6,862	$4,544
Amounts recognized in accumulated other comprehensive income, net of tax:
Pension actuarial (gain) loss	$363	$(182)
Accumulated benefit obligation, end of period	$6,912	$4,817
During the first quarter of fiscal year 2015, we recorded an adjustment of $0.5 million in accumulated other comprehensive income in connection with revising our methodology for estimating the actuarial present value of accumulated plan benefits under the Japan Plan.
Net periodic pension cost associated with the Japan Plan in fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014 include the following components:

	July 2, 2016	June 27, 2015	June 28, 2014
	(Thousands)
Service cost	$560	$693	$963
Interest cost	48	69	95
Net amortization	—	35	62
Net periodic pension cost	$608	$797	$1,120
The projected and accumulated benefit obligations for the Japan Plan were calculated as July 2, 2016 and June 27, 2015 using the following assumptions:

	July 2, 2016	June 27, 2015
Discount rate	0.9%	1.1%
Salary increase rate	2.2%	2.2%
Expected average remaining working life (in years)	14.3	13.8
As of July 2, 2016, the accumulated benefit obligation was $6.9 million. Estimated future benefit payments under the Japan Plan are estimated to be $0.1 million in fiscal year 2017, $0.2 million in fiscal year 2018, $0.3 million in fiscal year 2019, $0.5 million in fiscal year 2020, $0.3 million in fiscal year 2021 and a total of $2.3 million for the following 5 years.

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
The following table summarizes movements in the warranty accrual for the periods indicated:

	Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(Thousands)
Warranty provision—beginning of period	$2,932	$4,672	$4,670
Warranties issued	2,477	1,430	2,207
Warranties utilized or expired	(1,520)	(2,709)	(3,629)
Currency translation and other adjustments	(62)	(461)	1,424
Warranty provision—end of period	$3,827	$2,932	$4,672
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
In October 2015, we entered into a capital lease agreement with Hitachi High-Technologies Corporation, a related party, for certain capital equipment. The lease term is for 5 years, after which time the ownership of the equipment will transfer from Hitachi High-Technologies Corporation to us. During the lease term, we will make twenty equal installments of principal and interest, payable quarterly. Interest on the capital lease will accrue at 1.15 percent per annum.

The following table shows the future minimum lease payments due under non-cancelable capital leases with Hitachi Capital Corporation and Hitachi High-Technologies Corporation at July 2, 2016:

Capital Leases
(Thousands)
Fiscal Year Ending:
2017	3,934
2018	629
2019	606
2020	649
2021	279
Thereafter	—
Total minimum lease payments	6,097
Less amount representing interest	(239)
Present value of capitalized payments	5,858
Less: current portion	(3,753)
Long-term portion	$2,105
Operating Leases
We lease certain facilities under non-cancelable operating lease agreements that expire at various dates through 2033. Our future fiscal year minimum lease payments under non-cancelable operating leases and related sublease income, including the sale-leaseback of our Caswell facility, are as follows:

	Operating Lease Payments	Sublease Income
	(Thousands)
Fiscal Year:
2017	$9,777	$(411)
2018	8,960	(171)
2019	8,502	(131)
2020	7,175	(127)
2021	7,086	(15)
Thereafter	54,467	—
	$95,967	$(855)
Rent expense for these leases was $7.8 million, $9.5 million and $8.6 million during the fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014, respectively, including our discontinued operations. We evaluate our facility capacity on an ongoing basis to meet changing needs in our markets with a goal of minimizing our rent expense.
Taxes
It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For fiscal years 2016, 2015 and 2014, we recognized an immaterial amount of interest and penalties related to unrecognized tax benefits. As of July 2, 2016 and June 27, 2015, we accrued $0.7 million and $0.8 million, respectively, of interest and penalties related to unrecognized tax benefits. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time.
Purchase Commitments
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with suppliers and contract manufacturers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional commitments. As of July 2, 2016, we had total purchase commitments of $129.5 million.
We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 2, 2016, the liability for these purchase commitments was $1.7 million and was included in accrued expenses and other liabilities.
Malaysian Goods and Services Tax (“GST”)
In February 2016, the Malaysian tax authorities preliminarily denied our Malaysia GST refund claims representing approximately $2.4 million. These claims were made in connection with the export of finished goods from our contract manufacturing partner’s Malaysian facilities. We are currently contesting the denial of these claims before a Malaysian administrative review panel, and believe that additional appeal options may be available to us if we do not obtain a favorable ruling. Although we have taken action to minimize the impact of the GST with respect to our ongoing operations, we believe it is reasonably possible that, ultimately, our refund claims may be partially or fully rejected. We have accounted for the $2.4 million GST claims as a receivable classified in prepaid expenses and other current assets in our consolidated balance sheet at July 2, 2016.
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
On April 10, 2015, the Xi'an Court issued a decision, ruling that Oclaro Shenzhen should pay Raysung RMB 11.4 million (equivalent to approximately $1.9 million at the exchange rate in effect April 10, 2015).
On April 24, 2015, Oclaro Shenzhen filed an appeal of the Xi'an Court decision with the Shaanxi High Court, on the basis of both factual and legal error in the underlying decision. On August 21, 2015, the Shaanxi High Court's judgment was delivered to Oclaro Shenzhen's Chinese counsel and became effective on this date. The Shaanxi High Court found that Oclaro Shenzhen was the breaching party and, therefore, required that Oclaro Shenzhen pay Raysung a total of approximately RMB 15.0 million (equivalent to approximately $2.3 million at the exchange rate in effect August 21, 2015), which included damages and fees. We determined to make the payment required by the judgment of the Shaanxi High Court and to close this matter.
Following the delivery of the Shaanxi High Court judgment to Oclaro Shenzhen on August 21, 2015, we recorded a $2.5 million charge in selling, general and administrative expense within our statement of operations for fiscal year 2015 and $2.5 million in accrued expenses and other liabilities in our consolidated balance sheet at June 27, 2015. During fiscal year 2016, we fully satisfied the judgment and each of the related judicial proceedings were closed.
Kunst Worker Compensation Matter
On June 18, 2015, Gerald Kunst, or Kunst, filed a civil suit against us and Travelers Property Casualty Company of America, or Travelers, in Massachusetts Superior Court, Civil Action No. SUCV2015-01818F. Travelers is our worker compensation insurance carrier. The complaint filed by Kunst, an employee of a third party service provider, alleges that he was injured while performing air conditioning repair services on the premises of our Acton, Massachusetts facility and seeks judgment in an amount to be determined by the court or jury, together with interest and costs. On July 24, 2015, we filed an answer to the complaint, which included our affirmative defenses. A pretrial conference is scheduled for April 12, 2017. We intend to vigorously defend against this litigation.
Sale-Leasebacks
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
Based on the exchange rate on July 2, 2016, annual rent for the next 5 years of the lease is approximately £1.4 million, or $1.9 million; and annual rent for the last 5 years of the lease is approximately £1.6 million, or $2.1 million per year. Rent during the optional renewal terms will be determined according to the then market rent for the site. The obligations of Oclaro Technology Ltd under these agreements are guaranteed by us. In addition, Scarborough and us entered into a pre-emption agreement with the buyer under which Oclaro Technology Ltd, within the initial 20-year term, has a right to purchase the Caswell site in whole or in part on terms acceptable to Scarborough if Scarborough agrees to terms with or receives an offer from a third party to purchase the Caswell facility. As a result of these agreements, we deferred a related gain of $20.4 million, which is being amortized ratably against rent expense over the initial 20-year term of the lease. As of July 2, 2016, the unamortized balance of this deferred gain is $7.6 million.
At the inception of the Caswell lease, we determined the total minimum lease payments which were to be paid over the lease term, and we are recognizing the effects of scheduled rent increases, which are included in the total minimum lease payments, on a straight-line basis over the lease term.
NOTE 9. STOCKHOLDERS’ EQUITY
Authorized Shares
On July 23, 2012, in connection with the Opnext acquisition, our stockholders approved an amendment to our Restated Certificate of Incorporation to increase the number of authorized shares of Oclaro to 176.0 million, consisting of 175.0 million shares of common stock and 1.0 million shares of preferred stock. On November 10, 2015, our stockholders approved a further amendment to our Restated Certificate of Incorporation, increasing the number of authorized shares of our common stock from 175.0 million shares to 275.0 million shares.
Common Stock
On May 2, 2014, PECM Strategic Funding L.P. and Providence TMT Debt Opportunity Fund L.P., holders of warrants (the “Warrants”) to purchase shares of our common stock, exercised the Warrants in full. We delivered approximately 1.0 million shares of our common stock in connection with the cashless exercise of the Warrants.
On December 19, 2013, the holders of our convertible notes exercised their rights to exchange the convertible notes for our common stock. The exchange rate for the exchanges was 541.7118 shares of common stock per $1,000 in principal amount of convertible notes. We issued approximately 13.5 million shares of common stock in connection with the exchange, with cash payable in lieu of fractional shares.
Preferred Stock
Our restated certificate of incorporation authorizes us to issue up to 1.0 million shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. To date, we have not issued any preferred stock.
Warrants
On May 6, 2013, we entered into Amendment Number Two to the Credit Agreement (refer to Note 6, Credit Line and Notes for further details), pursuant to which we issued warrants to purchase, in the aggregate, 1,836,000 shares of our common stock at an exercise price of $1.50 per share (subject to adjustment from time to time, as provided in the Warrants). The Warrants were issued by us in consideration of the Term Lenders entering into the Amendment and providing the Term Loan. The offer and sale of the Warrants was not registered under the Securities Act of 1933 in reliance upon the exemption from registration under Section 4(2) of the Securities Act as such transaction did not involve a public offering of securities. We also granted to the Term Lenders certain registration rights with respect to the Warrants.

The warrants were valued using the Black-Scholes pricing model, which were determined to have a value of $0.7 million as of the date of grant. On May 2, 2014, the Term Lenders exercised their Warrants. We delivered approximately 1.0 million shares of our common stock in connection with the cashless exercise of the Warrants.
The following table summarizes activity relating to warrants to purchase our common stock:

	Warrants Outstanding	Weighted- Average Exercise Price
	(Thousands)
Balance at June 29, 2013	1,836	1.50
Exercised	(1,836)	1.50
Balance at June 28, 2014, June 27, 2015 and July 2, 2016	—	$—
Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, are as follows:

	July 2, 2016	June 27, 2015
	(Thousands)
Currency translation adjustments	$40,184	$41,351
Japan defined benefit plan	(363)	175
	$39,821	$41,526
NOTE 10. EMPLOYEE STOCK PLANS
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
On July 30, 2014, our board of directors approved the Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (the “Incentive Plan”) and on November 14, 2014, our shareholders ratified the Incentive Plan. The Incentive Plan amended and restated in its entirety the Fourth Amended and Restated 2001 Long-Term Stock Incentive Plan. The Incentive Plan (i) increased the number of shares of common stock available for issuance by 6.0 million shares, (ii) consolidated the share reserve of the Incentive Plan with the share reserve of the Amended and Restated 2004 Stock Incentive Plan ("2004 Plan"), such that from November 14, 2014, no additional awards will be granted under the 2004 Plan, and (iii) established that full value awards count as 1.40 shares of common stock for purposes of the Incentive Plan.
On November 10, 2015, our stockholders approved an amendment to the Incentive Plan, adding 8.0 million shares of common stock to the share reserve under the Incentive Plan.
As of July 2, 2016, there were 12.8 million shares of our common stock available for grant under the Incentive Plan.
We generally grant stock options that vest over a two to four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors or the compensation committee of our board of directors.
We also have a minimal amount of stock appreciation rights ("SARs") outstanding as of July 2, 2016, which we assumed in connection with our acquisition of Opnext.

Performance-Based Restricted Stock Units
In March 2014, our board of directors approved a grant of 0.2 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $0.5 million. These PSUs vest upon the achievement of non-GAAP operating income break-even for calendar year 2015. We did not achieve the performance conditions associated with these PSUs and the PSUs were forfeited in fiscal year 2016.
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
In August 2015, our board of directors approved a grant of 0.9 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $2.5 million. Subject to the achievement of positive free cash flow (defined as AEBITDA less capital expenditures) in any fiscal quarter ending prior to June 30, 2018, vesting of these PSUs is contingent upon service conditions being met through August 10, 2018. On October 29, 2015, the compensation committee of our board of directors certified that this performance condition was achieved during the first quarter of fiscal year 2016. As a result, these PSUs will cliff vest with respect to 33.4 percent of the underlying shares on August 10, 2016, and with respect to 8.325 percent of the underlying shares each subsequent quarter over the following two years, subject to continuous service.
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
In July 2015, our board of directors approved a retention grant of 0.9 million RSUs to certain executive officers and 1.5 million RSUs to other employees, which vest over three years.

Stock Incentive Plan Activity
The following table summarizes the combined activity under all of our equity incentive plans for the three-year period ended July 2, 2016:

	Awards Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at June 29, 2013	7,578	6,475	$9.36	2,850	$3.17
Granted	(5,166)	320	2.16	3,900	2.47
Exercised or released	—	(155)	1.03	(1,592)	2.77
Canceled or forfeited	3,291	(2,484)	10.63	(885)	2.69
Balances at June 28, 2014	5,703	4,156	8.43	4,273	2.59
Increase in share reserve	6,000	—	—	—	—
Granted	(4,279)	164	1.79	3,215	1.49
Exercised or released	—	(25)	1.70	(2,490)	2.63
Canceled or forfeited	1,497	(914)	12.64	(453)	2.70
Balances at June 27, 2015	8,921	3,381	7.07	4,545	1.80
Increase in share reserve	8,000	—	—	—	—
Granted	(5,496)	—	—	3,926	2.92
Exercised or released	—	(110)	2.40	(2,897)	2.13
Canceled or forfeited	1,399	(296)	9.29	(552)	1.87
Balances at July 2, 2016	12,824	2,975	$7.03	5,022	$2.67
Supplemental disclosure information about our stock options and SARs outstanding as of July 2, 2016 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable at July 2, 2016	2,790	$7.36	3.5	$1,347
Options and SARs outstanding at July 2, 2016	2,975	$7.03	3.7	$1,852
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing stock price of $4.79 as of July 2, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.7 million shares of common stock subject to in-the-money options which were exercisable as of July 2, 2016. We settle employee stock option exercises with newly issued shares of common stock.
NOTE 11. STOCK-BASED COMPENSATION
We recognize compensation expense in our statement of operations related to all share-based awards, including grants of stock options and restricted stock awards, based on the grant date fair value of such share-based awards. Estimating the grant date fair value of such share-based awards requires us to make judgments in the determination of inputs into the Black-Scholes stock option pricing model which we use to arrive at an estimate of the grant date fair value for such awards. This model requires assumptions to be made related to expected stock price volatility, expected option life, risk-free interest rate and dividend yield. While the risk-free interest rate is a less subjective assumption, typically based on factual data derived from public sources, the expected stock price volatility and option life assumptions require a greater level of judgment, which makes them critical accounting estimates. We have not issued and do not anticipate issuing dividends to stockholders and accordingly use a zero percent dividend yield assumption for all Black-Scholes stock option pricing calculations. We use an expected stock-price volatility assumption that is based on an implied and historical realized volatility of our underlying common stock during a period of time. With regard to the weighted-average option life assumption, we evaluate the exercise behavior of past grants and comparison to industry peer companies as a basis to predict future activity.

The weighted-average assumptions used in this model to value stock option grants were as follows (assumptions are not applicable for the year ended July 2, 2016, as there were no stock options granted during this period):

	Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Stock options:
Expected life	N/A	5.3 years	5.3 years
Risk-free interest rate	N/A	1.6%	1.6%
Volatility	N/A	76.9%	77.3%
Dividend yield	N/A	—	—
The amounts included in cost of revenues, operating expenses and net income (loss) for stock-based compensation expenses were as follows:

	Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$1,883	$1,801	$1,001
Research and development	1,689	1,515	1,039
Selling, general and administrative	4,629	2,848	3,983
	$8,201	$6,164	$6,023
Stock-based compensation by type of award:
Stock options	$213	$390	$983
Restricted stock awards	7,876	5,670	5,206
Inventory adjustment to cost of revenues	112	104	(166)
	$8,201	$6,164	$6,023
As of July 2, 2016 and June 27, 2015, we capitalized $0.3 million and $0.5 million, respectively, of stock-based compensation in inventory.
Included in stock-based compensation for the year ended June 28, 2014, is approximately $2.0 million in compensation cost related to the grant of 0.8 million RSUs to our chief executive officer on February 10, 2014, which vested in full on the grant date.
Also included in stock-based compensation for the years ended July 2, 2016, June 27, 2015 and June 28, 2014, is approximately $1.4 million, $0.3 million and $0.1 million, respectively, in compensation cost related to the issuance of PSUs. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
As of July 2, 2016, we had $0.2 million, respectively, in unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, that will be recognized over a weighted-average period of 1.9 years, and $6.6 million in unrecognized stock-based compensation expense related to unvested time-based restricted stock awards, net of estimated forfeitures, that will be recognized over a weighted-average period of 1.6 years.

NOTE 12. INCOME TAXES
For financial reporting purposes, our income (loss) from continuing operations before income taxes includes the following:

	Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(Thousands)
Domestic	$(856)	$(5,725)	$(22,197)
Foreign	10,285	(42,181)	(89,293)
	$9,429	$(47,906)	$(111,490)
The components of our income tax provision (benefit) are as follows:

	Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(Thousands)
Current:
Domestic	$16	$(5)	$49
Foreign	1,023	543	2,873
Deferred:
Domestic	—	—	(13,054)
Foreign	(190)	(210)	767
	$849	$328	$(9,365)
Reconciliations of our income tax provision (benefit) at the statutory rate to our income tax provision (benefit) are as follows:

	Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(Thousands)
Tax expense (benefit) at U.S. federal statutory rate	$3,206	$(16,288)	$(37,907)
Tax expense (benefit) at state statutory rate	138	(487)	(999)
Other permanent adjustments	1,894	1,815	1,165
Foreign rate differential	(786)	11,635	21,666
Change in valuation allowance	(3,705)	4,165	18,286
Intraperiod tax allocation	—	—	(13,054)
Other	102	(512)	1,478
Provision for (benefit from) income taxes	$849	$328	$(9,365)
We plan to permanently reinvest the unremitted earnings of our non-U.S. subsidiaries except for those subsidiaries where the closure of these subsidiaries is imminent following the sale of certain assets reported in discontinued operations and where we intend to restructure operations of certain subsidiaries. We recorded a tax liability of $0.1 million and $0.1 million for the withholding taxes that would be owed upon distribution of these entities' earnings as of July 2, 2016 and June 27, 2015, respectively.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets are as follows:

	July 2, 2016	June 27, 2015
	(Thousands)
Deferred tax assets:
Net operating loss carryforwards	$216,768	$245,070
Depreciation and capital losses	27,373	44,454
Capitalized research and development	11,579	14,770
Inventory valuation	6,656	5,730
Accruals and reserves	14,126	11,637
Tax credit carryforwards	6,142	5,586
Stock-based compensation	1,905	2,099
Other asset impairments	2,016	1,998
Deferred tax assets	286,565	331,344
Valuation allowance	(285,683)	(330,375)
Total deferred tax assets	882	969
Deferred tax liabilities:
Acquired intangibles	(693)	(969)
Withholding tax	(95)	(138)
Total deferred tax liabilities	(788)	(1,107)
Net deferred tax assets (liabilities)	$94	$(138)
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
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance, the recorded cumulative net losses in prior fiscal periods and the uncertainty of the timing of future profits, we have provided a full valuation allowance against our U.S. and foreign deferred tax assets with the exception of our Italy investment tax credit. Our valuation allowance decreased by $44.7 million, $16.6 million and $97.2 million for fiscal years 2016, 2015 and 2014, respectively.
We have elected to derecognize both the gross deferred income tax assets and the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards. Recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable is prohibited. Such unrecognized deferred tax benefits totaled $5.5 million for federal and state as of July 2, 2016, and if and when realized through a reduction in income taxes payable, will be accounted for as a credit to additional paid-in capital.

Net operating loss carryforwards by jurisdiction are summarized as follows:

	July 2, 2016	Years of Expiration
	(Thousands)
United Kingdom	$538,870	Indefinite
Federal	203,705	2017 - 2036
California	150,012	2017 - 2036
Japan	97,516	2018 - 2025
Other Foreign	1,516	2017 -2030
Total	$991,619
In addition to our net operating losses, as of July 2, 2016, we had U.S. federal, California, United Kingdom and Canada research and development credits of approximately $0.1 million, $0.9 million, $0.5 million and $2.4 million, respectively. The U.S. federal research credits will expire from 2019 through 2036. The California and United Kingdom research credit may be carried forward indefinitely. The Canada research credit will expire during 2026 if unused. In addition, we have foreign tax credits of approximately $2.2 million, which will expire from 2028 through 2036, and an Italy investment tax credit of $0.2 million.
Utilization of net operating loss carryforwards and credit carryforwards are subject to annual limitations due to ownership changes as provided in the Internal Revenue Code of 1986, as amended, as well as similar state and foreign tax laws. This annual limitation may result in the expiration of a significant portion of the net operating loss carry forwards and tax credits before utilization.
Our total amount of unrecognized tax benefits as of July 2, 2016 was approximately $3.8 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $3.2 million as of July 2, 2016. While it is often difficult to predict the final outcome of any particular uncertain tax position, management believes unrecognized tax benefits could decrease by approximately $0.3 million in the next twelve months.
A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, net of interest and penalties, for fiscal year ended July 2, 2016, June 27, 2015 and June 28, 2014 is as follows:

	Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
		(Thousands)
Balance at beginning of period	$4,058	$4,164	$8,016
Additions for tax positions related to the current year	639	232	522
Additions for tax positions related to prior years	538	759	606
Reductions for tax positions related to prior years	(1,016)	(473)	(741)
Lapse of the applicable statute of limitations	(440)	(624)	(4,239)
Balance at end of period	$3,779	$4,058	$4,164
We include interest and penalties related to unrecognized tax benefits within the provision for income taxes on our consolidated statements of operations. As of July 2, 2016 and June 27, 2015, we have accrued approximately $0.7 million and $0.8 million for payment of interest and penalties related to unrecognized tax benefits, respectively.
We file U.S. federal, U.S. state and foreign tax returns and have determined that our major tax jurisdictions are the United States, the United Kingdom, Italy, Japan and China. At July 2, 2016, our 2009 to 2016 tax returns were open to potential examination in one or more jurisdictions. In addition, in the U.S. and Japan, any net operating loss and credit carryforwards may extend the ability of the tax authorities to examine our tax returns beyond the regular limits. We have recently settled our income tax examination for our Israeli subsidiary, which is in liquidation, the results of which are not material to the financial statements. We are not currently under any U.S. federal, U.S. state, or other foreign tax examinations.

NOTE 13. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock units and awards, and convertible notes during such period.
The following table presents the calculation of basic and diluted net income (loss) per share for the fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014:

	Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(Thousands, except per share amounts)
Net income (loss)	$8,580	(56,692)	17,819

Weighted-average shares - Basic	110,599	108,144	98,986
Effect of dilutive potential common shares from:
Stock options and stock appreciation rights	204	—	—
Restricted stock units and awards	2,425	—	—
Convertible notes	—	—	—
Weighted-average shares - Diluted	113,228	108,144	98,986

Basic net income (loss) per share	$0.08	$(0.52)	$0.18
Diluted net income (loss) per share	$0.08	$(0.52)	$0.18
For fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014, we excluded 35.6 million, 20.4 million and 16.5 million, respectively, of outstanding stock options, stock appreciation rights, unvested restricted stock units or shares issuable in connection with convertible notes from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.
NOTE 14. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION
We evaluate our reportable segments in accordance with ASC Topic 280, Segment Reporting, which establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements. During fiscal years 2016, 2015 and 2014, we had one operating segment in which we designed, manufactured and marketed lasers and optical components, modules and subsystems for the optical communications, industrial and consumer laser markets.

Geographic Information
The following table shows revenues by geographic area for the fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014, based on the delivery locations of our products:

	Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(Thousands)
Asia-Pacific:
China	167,229	105,516	101,889
Malaysia	31,823	47,335	46,997
Other Asia-Pacific	17,826	6,810	11,276
Total Asia-Pacific	$216,878	$159,661	$160,162

Americas:
United States	$63,158	$54,017	$41,047
Mexico	46,385	40,900	33,483
Other Americas	6,901	6,782	7,585
Total Americas	$116,444	$101,699	$82,115

EMEA:
Italy	$27,249	$25,034	$20,323
Germany	21,284	25,825	66,611
Other EMEA	18,918	20,640	26,365
Total EMEA	$67,451	$71,499	$113,299

Japan	$7,141	$8,417	$35,295

Total revenues	$407,914	$341,276	$390,871

The following table sets forth our long-lived tangible assets by country as of the dates indicated:

	Long-lived Tangible Assets
	July 2, 2016	June 27, 2015
	(Thousands)
Japan	$32,244	$16,698
China	12,456	8,046
United Kingdom	5,783	6,965
United States	1,985	1,581
Rest of world	12,577	8,476
	$65,045	$41,766

Product Groups
The following table sets forth revenues by product group for the fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014:

	Year Ended
	July 2, 2016	June 27, 2015	June 28, 2014
	(Thousands)
100 Gb/s transmission modules	$228,619	$119,276	$78,552
40 Gb/s and lower transmission modules	179,295	212,636	282,413
Industrial and consumer	—	9,364	29,906
	$407,914	$341,276	$390,871

Revenues from our industrial and consumer product group related to our Komoro Business, which was sold in our second quarter of fiscal year 2015.
Significant Customers and Concentration of Credit Risk
For the fiscal year ended July 2, 2016, four customers accounted for 10 percent or more of our revenues, representing 21 percent 13 percent, 10 percent and 10 percent of our revenues, respectively. For the fiscal year ended June 27, 2015, three customers accounted for 10 percent or more of our revenues, representing 19 percent, 14 percent and 11 percent of our revenues, respectively. For the fiscal year ended June 28, 2014, three customers accounted for 10 percent or more of our revenues, representing 20 percent, 13 percent and 11 percent of our revenues, respectively.
As of July 2, 2016, four customers accounted for 10 percent or more or our accounts receivable, representing approximately 23 percent, 16 percent, 13 percent and 10 percent of our accounts receivable, respectively. As of June 27, 2015, four customers accounted for 10 percent or more of our accounts receivable, representing approximately 24 percent, 13 percent, 11 percent and 11 percent of our accounts receivable, respectively.
NOTE 15. RELATED PARTY TRANSACTIONS
On December 2, 2015, Hitachi, Ltd. (“Hitachi”) filed a Schedule 13G with the Securities and Exchange Commission (“SEC”), in which it indicated it held less than 5 percent of our outstanding common stock. During the second quarter of fiscal year 2016, Hitachi sold approximately 6.6 million shares of our common stock. Hitachi initially acquired these shares as a result of our acquisition of Opnext on July 23, 2012. As of July 2, 2016, Hitachi has not made any subsequent SEC filing relating to their ownership of our common stock.

We continue to enter into transactions with Hitachi in the normal course of business. Sales to Hitachi were $4.1 million, $3.6 million and $13.4 million for the years ended July 2, 2016, June 27, 2015 and June 28, 2014, respectively. Purchases from Hitachi were $23.2 million, $15.7 million and $13.9 million for the years ended July 2, 2016, June 27, 2015 and June 28, 2014, respectively. At July 2, 2016 and June 27, 2015 we had $0.9 million and $0.7 million, respectively, in accounts receivable due from Hitachi and $4.6 million and $4.8 million, respectively, in accounts payable due to Hitachi. We also have certain capital equipment leases with Hitachi Capital Corporation and Hitachi High-Technologies Corporation as described in Note 8, Commitments and Contingencies.
We are party to a research and development agreement and intellectual property license agreements with Hitachi.
NOTE 16. SUBSEQUENT EVENTS
In August 2016, we entered into multiple privately negotiated agreements, pursuant to which all of our 6.00% Notes were cancelled, and the indenture, dated as of February 19, 2015, by and between us and U.S. Bank National Association, pursuant to which the 6.00% Notes were issued, and the indenture was satisfied and discharged.

•
On August 8, 2016, we entered into a privately negotiated agreement pursuant to which we (i) issued 12,051,282 shares of our common stock, par value $0.01 per share, and (ii) made a cash payment equal to $4.7 million during August 2016 in exchange for approximately $23.5 million aggregate principal amount of our 6.00% Notes.

•
On August 9, 2016, we entered into privately negotiated agreements pursuant to which we agreed to issue (i) an aggregate of 20,564,101 shares of our common stock, plus (ii) a to be determined number of additional shares of our common stock based on certain formulaic consideration in exchange for $40.1 million aggregate principal amount of our 6.00% Notes.

On August 12, 2016, including the additional shares of common stock, we issued an aggregate of 21,852,477 shares of our common stock.

•
On August 18, 2016, we entered into privately negotiated agreements, pursuant to which, on August 22, 2016, we issued an aggregate of 756,213 shares of our common stock, in exchange for $1.4 million aggregate principal amount of our 6.00% Notes.

The issuance of shares of our common stock in connection with these agreements was made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), contained in Section 3(a)(9) of the Securities Act, on the basis that the exchange constitutes an exchange with an existing holder of our securities and no commission or other remuneration was or will be paid or given directly or indirectly to any party for soliciting such exchange.

NOTE 17. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)
The following tables set forth our unaudited condensed consolidated statements of operations data for each of the eight quarterly periods ended July 2, 2016. We have prepared this unaudited information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the fiscal quarters presented. Basic and diluted net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income (loss) per share.
On September 12, 2013 and November 1, 2013, we sold our Zurich and Amplifier Businesses, respectively. These sales are reported as discontinued operations, which require retrospective restatement of prior periods to classify the results of operations as discontinued operations.

	Quarter Ended
	July 2, 2016	March 26, 2016	December 26, 2015	September 26, 2015
	(Thousands)
Revenues	$125,185	$101,050	$94,129	$87,550
Cost of revenues	85,008	74,114	67,521	64,853
Gross profit	40,177	26,936	26,608	22,697
Operating expenses	27,374	24,477	24,076	24,649
Other income (expense), net	(2,470)	(1,894)	(1,390)	(659)
Income (loss) from continuing operations before income taxes	10,333	565	1,142	(2,611)
Income tax (benefit) provision	(1,511)	476	985	899
Income (loss) from continuing operations	11,844	89	157	(3,510)
Income (loss) from discontinued operations, net of tax	—	—	—	—
Net income (loss)	11,844	89	157	(3,510)
Basic net income (loss) per share:
Income (loss) per share from continuing operations	$0.11	$—	$—	$(0.03)
Income (loss) per share from discontinued operations	—	—	—	—
Basic net income (loss) per share	$0.11	$—	$—	$(0.03)
Diluted net income (loss) per share:
Income (loss) per share from continuing operations (1)	$0.09	$—	$—	$(0.03)
Income (loss) per share from discontinued operations	—	—	—	—
Diluted net income (loss) per share	$0.09	$—	$—	$(0.03)
Shares used in computing net income (loss) per share:
Basic	111,678	110,882	110,296	109,458
Diluted	147,649	113,699	112,394	109,458
(1) The numerator for the fourth quarter of fiscal year 2016 diluted earnings per share calculation includes an add back of approximately $1.2 million of interest costs related to our 6.00% Notes. The denominator for the fourth quarter of fiscal year 2016 diluted earnings per share calculation includes 33.3 million shares related to our 6.00% Notes.

	Quarter Ended
	June 27, 2015	March 28, 2015	December 27, 2014	September 27, 2014
	(Thousands)
Revenues	$82,192	$83,023	$86,820	$89,241
Cost of revenues	66,319	70,323	73,054	74,832
Gross profit	15,873	12,700	13,766	14,409
Operating expenses	26,683	26,082	17,572	31,872
Other income (expense), net	(3,110)	2,659	(435)	(1,559)
Loss from continuing operations before income taxes	(13,920)	(10,723)	(4,241)	(19,022)
Income tax (benefit) provision	(51)	(537)	(38)	954
Loss from continuing operations	(13,869)	(10,186)	(4,203)	(19,976)
Loss from discontinued operations, net of tax	—	—	(8,080)	(378)
Net loss	(13,869)	(10,186)	(12,283)	(20,354)
Basic and diluted net loss per share:
Loss per share from continuing operations	$(0.13)	$(0.09)	$(0.04)	$(0.19)
Loss per share from discontinued operations	—	—	(0.07)	—
Basic and diluted net loss per share	$(0.13)	$(0.09)	$(0.11)	$(0.19)
Shares used in computing net loss per share:
Basic	109,122	108,357	107,849	107,249
Diluted	109,122	108,357	107,849	107,249

Financial Statement Schedule II: Valuation and Qualifying Accounts
For the Years Ended July 2, 2016, June 27, 2015 and June 28, 2014

	Allowance for Doubtful Accounts	Allowance for Sales Returns
	(Thousands)
Balance at June 29, 2013	$2,993	$3,206
Additions charged to cost, expenses or revenues	38	—
Deductions, write-offs and adjustments	(281)	(2,627)
Balance at June 28, 2014	2,750	579
Additions charged to cost, expenses or revenues	41	—
Deductions, write-offs and adjustments	24	(579)
Balance at June 27, 2015	2,815	—
Additions charged to cost, expenses or revenues	—	—
Deductions, write-offs and adjustments	(1,141)	—
Balance at July 2, 2016	$1,674	$—

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

3.1	Oclaro, Inc. Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on August 1, 2014 and incorporated herein by reference).
3.2
Certificate of Amendment to Restated Certificate of Incorporation (previously filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K, filed on November 10, 2015 and incorporated herein by reference).

3.3	Amended and Restated By-Laws of Oclaro, Inc. (previously filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on October 29, 2014 and incorporated herein by reference).
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

10.25 (2)	Amended and Restated Variable Pay Program, as amended (previously filed as Annex B to Registrant's Proxy Statement on Schedule 14A, filed on September 21, 2015 and incorporated herein by reference).
10.26
Registration Rights Agreement between Oclaro, Inc. and Hitachi, Ltd. (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 24, 2012 and incorporated herein by reference.)

10.27
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

10.28
Second Amendment to Lease dated November 30, 2010 by and between 702/703 Investors LLC and Oclaro, Inc., with respect to 2580 Junction Avenue, San Jose, California (previously filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K filed on September 9, 2011 and incorporated herein by reference.)

10.29
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

10.31 (2)
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

10.36 (2)
Oclaro, Inc. Fourth Amended and Restated Long-Term Stock Incentive Plan, Form of Performance Stock Unit Agreement (previously filed as Exhibit 10.63 to Registrant's Quarterly Report on Form 10-Q filed on November 6, 2014 and incorporated herein by reference.)

10.37
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

10.43 (2)
Oclaro, Inc. Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan, Form of Performance Stock Unit Agreement (previously filed as Exhibit 10.69 to Registrant's Quarterly Report on Form 10-Q filed on February 5, 2015 and incorporated herein by reference.)

10.44 (2)
Form of Executive Severance and Retention Agreement, between Oclaro, Inc. and its executive officers (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 1, 2014 and incorporated herein by reference.)

10.45
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

10.48
Second Loan Modification Agreement, dated September 17, 2015, between Oclaro, Inc., Oclaro Technology Limited and Silicon Valley Bank (previously filed as Exhibit 10.49 to Registrant's Quarterly Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference.)

10.49
Lease dated April 21, 2015, by and among Oclaro Technology (Shenzhen) Co., Ltd. and Shenzhen Fangdao Technology Co., Ltd. for the premises at No. 2, Phoenix Road, Futian Free Trade Zone, Shenzhen, China (previously filed as Exhibit 10.47 to Registrant's Annual Report on Form 10-K filed on August 28, 2015 and incorporated herein by reference.)

10.50
Supplemental Lease dated April 21, 2015, by and among Oclaro Technology (Shenzhen) Co., Ltd. and Shenzhen Fangdao Technology Co., Ltd. for the premises at No. 2, Phoenix Road, Futian Free Trade Zone, Shenzhen, China (previously filed as Exhibit 10.48 to Registrant's Annual Report on Form 10-K filed on August 28, 2015 and incorporated herein by reference.)

21.1 (3)	Oclaro, Inc. Significant Subsidiaries
23.1 (3)	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on signature page to this Annual Report).
31.1 (3)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2 (3)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1 (3)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2 (3)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Portions of this exhibit have been omitted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission.

(2)	Management contract or compensatory plan or arrangement.

(3)	Filed herewith.