Form 10-Q
period 2016-10-01
OCLARO, INC.
filed 2016-11-07
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-30684

OCLARO, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1303994
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
225 Charcot Avenue, San Jose, California 95134
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒
165,915,155 shares of common stock outstanding as of November 1, 2016

OCLARO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	October 1, 2016	July 2, 2016
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$228,580	$95,929
Restricted cash	715	715
Accounts receivable, net of allowances for doubtful accounts of $1,667 and $1,674 as of October 1, 2016 and July 2, 2016, respectively	95,499	93,571
Inventories	79,951	76,369
Prepaid expenses and other current assets	29,270	23,591
Total current assets	434,015	290,175
Property and equipment, net	76,800	65,045
Other intangible assets, net	1,245	1,498
Other non-current assets	2,466	2,331
Total assets	$514,526	$359,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,528	$71,201
Accrued expenses and other liabilities	38,994	34,818
Capital lease obligations, current	3,264	3,753
Total current liabilities	115,786	109,772
Deferred gain on sale-leaseback	6,450	6,809
Convertible notes payable	—	62,058
Capital lease obligations, non-current	1,966	2,105
Other non-current liabilities	11,843	11,694
Total liabilities	136,045	192,438
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 275,000 shares authorized; 165,902 shares issued and outstanding at October 1, 2016 and 112,207 shares issued and outstanding at July 2, 2016	1,659	1,122
Additional paid-in capital	1,678,708	1,471,280
Accumulated other comprehensive income	40,375	39,821
Accumulated deficit	(1,342,261)	(1,345,612)
Total stockholders’ equity	378,481	166,611
Total liabilities and stockholders’ equity	$514,526	$359,049

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	October 1, 2016	September 26, 2015
	(Thousands, except per share amounts)
Revenues	$135,492	$87,550
Cost of revenues	89,136	64,853
Gross profit	46,356	22,697
Operating expenses:
Research and development	13,107	10,945
Selling, general and administrative	14,792	13,208
Amortization of other intangible assets	244	251
Restructuring, acquisition and related (income) expense, net	311	32
(Gain) loss on sale of property and equipment	(37)	213
Total operating expenses	28,417	24,649
Operating income (loss)	17,939	(1,952)
Other income (expense):
Interest income (expense), net	(13,858)	(1,276)
Gain (loss) on foreign currency transactions, net	(518)	504
Other income (expense), net	194	113
Total other income (expense)	(14,182)	(659)
Income (loss) before income taxes	3,757	(2,611)
Income tax provision	406	899
Net income (loss)	$3,351	$(3,510)
Net income (loss) per share:
Basic	$0.03	$(0.03)
Diluted	$0.02	$(0.03)
Shares used in computing net income (loss) per share:
Basic	132,480	109,458
Diluted	135,529	109,458
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended
	October 1, 2016	September 26, 2015
	(Thousands)
Net income (loss)	$3,351	$(3,510)
Other comprehensive income (loss):
Currency translation adjustments	554	(1,883)
Pension adjustments	—	(10)
Total comprehensive income (loss)	$3,905	$(5,403)
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	October 1, 2016	September 26, 2015
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$3,351	$(3,510)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred gain on sale-leaseback	(190)	(223)
Amortization of debt discount and issuance costs in connection with convertible notes payable	102	203
Depreciation and amortization	4,992	4,098
Interest make-whole charge and induced conversion expense related to convertible notes	8,463	—
Stock-based compensation expense	2,443	1,824
Other non-cash adjustments	(37)	213
Changes in operating assets and liabilities:
Accounts receivable, net	(2,883)	(4,698)
Inventories	(3,547)	(1,737)
Prepaid expenses and other current assets	(5,983)	1,878
Other non-current assets	(120)	(13)
Accounts payable	(7,605)	(1,190)
Accrued expenses and other liabilities	4,340	218
Net cash provided by (used in) operating activities	3,326	(2,937)
Cash flows from investing activities:
Purchases of property and equipment	(5,997)	(3,826)
Transfer from restricted cash	—	676
Net cash used in investing activities	(5,997)	(3,150)
Cash flows from financing activities:
Proceeds from the exercise of stock options	1,260	9
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,755)	—
Proceeds from the sale of common stock in connection with the public offering, net of expenses	135,153	—
Payments on capital lease obligations	(679)	(765)
Net cash provided by (used in) financing activities	133,979	(756)
Effect of exchange rate on cash and cash equivalents	1,343	145
Net increase (decrease) in cash and cash equivalents	132,651	(6,698)
Cash and cash equivalents at beginning of period	95,929	111,840
Cash and cash equivalents at end of period	$228,580	$105,142

Supplemental disclosures of cash flow information:
Cash paid for interest make-whole and induced conversion charges related to the exercise of convertible notes	$4,700	$—
Supplemental disclosures of non-cash transactions:
Issuance of common stock in exchange for the net carrying value of the liability component of the convertible notes	$62,125	$—
Purchases of property and equipment funded by accounts payable	$10,254	$—
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PREPARATION
Basis of Presentation
Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Quarterly Report on Form 10-Q as “Oclaro,” “we,” “us” or “our.”
The accompanying unaudited condensed consolidated financial statements of Oclaro as of October 1, 2016 and for the three months ended October 1, 2016 and September 26, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three months ended October 1, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending July 1, 2017.
The condensed consolidated balance sheet as of July 2, 2016 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended July 2, 2016 ("2016 Form 10-K").
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Examples of significant estimates and assumptions made by management involve the fair value of other intangible assets and long-lived assets, valuation allowances for deferred tax assets, the fair value of stock-based compensation, the fair value of embedded derivatives related to convertible debt, the fair value of pension liabilities, estimates for allowances for doubtful accounts and valuation of excess and obsolete inventories. These judgments can be subjective and complex and consequently actual results could differ materially from those estimates and assumptions. Descriptions of the key estimates and assumptions are included in our 2016 Form 10-K.
Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ending July 1, 2017 will be a 52 week year, with the quarter ended October 1, 2016 being a 13 week quarterly period. Our fiscal year ended July 2, 2016 was a 53 week year, with the quarter ended September 26, 2015 being a 13 week quarterly period.
Reclassifications
For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications did not affect our consolidated revenues, net loss, cash flows, cash and cash equivalents or stockholders’ equity as previously reported.
Recent Developments
In August 2016, we entered into multiple privately negotiated agreements, pursuant to which all of our 6.00% Notes were cancelled, and the indenture, by and between us and U.S. Bank National Association, pursuant to which the 6.00% Notes were issued, was satisfied and discharged. In connection with these privately negotiated agreements, we issued a total of 34,659,972 shares of our common stock and made total cash payments of $4.7 million. See Note 5, Credit Line and Notes, for additional information.
In September 2016, we entered into an underwriting agreement with Jefferies LLC, as representative of several underwriters, pursuant to which we sold 17,250,000 shares of our common stock in a public offering. The net proceeds to us after deducting estimated underwriting discounts and commissions and estimated offering expenses was approximately $135.2 million. See Note 3, Balance Sheet Details for additional information.

NOTE 2. RECENT ACCOUNTING STANDARDS
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments to reduce the diversity in practice related to the presentation and classification of various cash flow scenarios. This guidance will be effective for us in the first quarter of fiscal 2019, with early adoption permitted. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.
In May 2014 and May 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, respectively. These updates clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. This guidance will be effective for us in the first quarter of fiscal 2019, with early adoption permitted for periods beginning after December 15, 2016. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.
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
In July 2015, the FASB issued ASU No. 2015-11, Inventory: Simplifying the Measurement of Inventory. Under ASU 2015-11, we are required to measure inventory at the lower of cost and net realizable value. This guidance clarifies that net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for us prospectively in the first quarter of fiscal year 2017. This guidance did not have a material impact on our financial statements and footnote disclosures.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern. The update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. This guidance is effective for us beginning with our annual financial statements for the fiscal year ended July 1, 2017. This guidance did not have a material impact on our financial statements and footnote disclosures.

NOTE 3. BALANCE SHEET DETAILS
Cash and Cash Equivalents
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	October 1, 2016	July 2, 2016
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$71,319	$70,925
Money market funds	157,261	25,004
	$228,580	$95,929
Restricted Cash
As of October 1, 2016, we had restricted cash of $1.1 million, including $0.4 million in other non-current assets, consisting of collateral for the performance of our obligations under certain lease facility agreements, collateral to secure certain of our credit card accounts and deposits for value-added taxes in foreign jurisdictions.
Inventories
The following table provides details regarding our inventories at the dates indicated:

	October 1, 2016	July 2, 2016
	(Thousands)
Inventories:
Raw materials	$28,777	$23,751
Work-in-process	31,076	32,819
Finished goods	20,098	19,799
	$79,951	$76,369
Property and Equipment, Net
The following table provides details regarding our property and equipment, net at the dates indicated:

	October 1, 2016	July 2, 2016
	(Thousands)
Property and equipment, net:
Buildings and improvements	$10,264	$10,389
Plant and machinery	75,574	59,696
Fixtures, fittings and equipment	2,954	3,005
Computer equipment	9,914	9,846
	98,706	82,936
Less: Accumulated depreciation	(21,906)	(17,891)
	$76,800	$65,045
Property and equipment includes assets under capital leases of $5.2 million at October 1, 2016 and $5.9 million at July 2, 2016, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense.

Other Intangible Assets, Net
The following table summarizes the activity related to our other intangible assets for the three months ended October 1, 2016:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Amortization	Total
	(Thousands)
Balance at July 2, 2016	$6,249	$4,509	$2,402	$915	$3,338	$(15,915)	$1,498
Amortization	—	—	—	—	—	(244)	(244)
Translations and adjustments	—	(9)	—	—	—	—	(9)
Balance at October 1, 2016	$6,249	$4,500	$2,402	$915	$3,338	$(16,159)	$1,245
We expect the amortization of intangible assets to be $0.6 million for the remainder of fiscal year 2017 and $0.6 million for fiscal year 2018, based on the current level of our other intangible assets as of October 1, 2016.
Accrued Expenses and Other Liabilities
The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	October 1, 2016	July 2, 2016
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$9,357	$6,429
Compensation and benefits related accruals	14,856	14,038
Warranty accrual	4,600	3,827
Accrued restructuring, current	—	204
Purchase commitments in excess of future demand, current	1,331	1,723
Other accruals	8,850	8,597
	$38,994	$34,818
Common Stock
In August 2016, we issued a total of 34,659,972 shares of our common stock in connection with the cancellation of our 6.00% Notes. See Note 5, Credit Line and Notes, for additional information.
On September 21, 2016, we entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, as representative of the several underwriters (the “Underwriters”), relating to the offering, issuance and sale (the “Offering”) of 15.0 million shares of our common stock, par value $0.01 per share (the “Common Stock”). The price to the public in the Offering was $8.35 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 2,250,000 shares of Common Stock. The option was exercised in full by the Underwriters on September 23, 2016. All of the shares in the Offering were sold by us. The Offering closed on September 27, 2016, subject to customary closing conditions. The net proceeds to us after deducting estimated underwriting discounts and commissions and estimated offering expenses are approximately $135.2 million.
Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income at the dates indicated:

	October 1, 2016	July 2, 2016
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$40,738	$40,184
Japan defined benefit plan	(363)	(363)
	$40,375	$39,821

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at October 1, 2016 and July 2, 2016:

	Fair Value Measurement at October 1, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$157,261	$—	$—	$157,261
Restricted cash:
Money market funds	712	—	—	712
Total assets measured at fair value	$157,973	$—	$—	$157,973

(1)	Excludes $71.3 million in cash held in our bank accounts at October 1, 2016.

	Fair Value Measurement at July 2, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$25,004	$—	$—	$25,004
Restricted cash:
Money market funds	712	—	—	712
Total assets measured at fair value	$25,716	$—	$—	$25,716

(1)	Excludes $70.9 million in cash held in our bank accounts at July 2, 2016.

NOTE 5. CREDIT LINE AND NOTES
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
The 6.00% Notes were scheduled to mature on February 15, 2020 and bear interest at a fixed rate of 6.00 percent per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. In August 2016, we entered into multiple privately negotiated agreements, pursuant to which all of our 6.00% Notes were canceled, and the indenture, by and between us and U.S. Bank National Association, pursuant to which the 6.00% Notes were issued, was satisfied and discharged. In connection with these privately negotiated agreements, we issued a total of 34,659,972 shares of our common stock and made total cash payments of $4.7 million.

•
On August 8, 2016, we entered into a privately negotiated agreement pursuant to which we (i) issued 12,051,282 shares of our common stock, and (ii) made a cash payment equal to $4.7 million during August 2016 in exchange for approximately $23.5 million aggregate principal amount of our 6.00% Notes.

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

Pursuant to the terms of the indenture governing the 6.00% Notes, we recorded an interest make-whole charge of $5.9 million in interest (income) expense, net, in the condensed consolidated statements of operations for the three months ended October 1, 2016, which was settled with a combination of common stock issuances and cash payments. We also recorded an induced conversion expense of $7.4 million, which we recorded in interest (income) expense, net, in the condensed consolidated statements of operations for the three months ended October 1, 2016.
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
At October 1, 2016 and July 2, 2016, there were no amounts outstanding under the Loan Agreement.

NOTE 6. POST-RETIREMENT BENEFITS
We maintain a defined contribution plan and a defined benefit plan that provides retirement benefits to our employees in Japan. We also contribute to a U.K. based defined contribution pension scheme for employees.
Japan Defined Contribution Plan
Under the defined contribution plan in Japan, contributions are provided based on grade level and totaled $0.1 million and $0.1 million for the three months ended October 1, 2016 and September 26, 2015, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
Japan Defined Benefit Plan
Under the defined benefit plan in Japan (the “Japan Plan”), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination.
As of October 1, 2016, there were no plan assets associated with the Japan Plan. As of October 1, 2016, there was $0.1 million in accrued expenses and other liabilities and $7.0 million in other non-current liabilities in our condensed consolidated balance sheet to account for the projected benefit obligations under the Japan Plan. Net periodic pension costs for the Japan Plan included the following:

	Three Months Ended
	October 1, 2016	September 26, 2015
	(Thousands)
Service cost	$172	$122
Interest cost	1	10
Net amortization	—	—
Net periodic pension costs	$173	$132
We made benefit payments under the Japan Plan of $0.1 million and $0.1 million during the three months ended October 1, 2016 and September 26, 2015, respectively.
U.K. Defined Contribution Pension Scheme
Under the defined contribution pension scheme, contributions totaled $0.3 million and $0.3 million for the three months ended October 1, 2016 and September 26, 2015, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES
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
The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended
	October 1, 2016	September 26, 2015
	(Thousands)
Warranty provision—beginning of period	$3,827	$2,932
Warranties issued	1,105	504
Warranties utilized or expired	(284)	(253)
Currency translation and other adjustments	(48)	(15)
Warranty provision—end of period	$4,600	$3,168
Capital Leases
In connection with our acquisition of Opnext, we assumed certain capital leases for certain equipment. The terms of the leases generally range from one to five years and the equipment can be purchased at the residual value upon expiration. We can terminate the leases at our discretion in return for a penalty payment as stated in the lease contracts.
In October 2015, we entered into a capital lease agreement for certain capital equipment. The lease term is for 5 years, after which time the ownership of the equipment will transfer from lessor to us. During the lease term, we will make twenty equal installments of principal and interest, payable quarterly. Interest on the capital lease will accrue at 1.15 percent per annum.
The following table shows the future minimum lease payments due under non-cancelable capital leases at October 1, 2016:

Capital Leases
(Thousands)
Fiscal Year Ending:
2017 (remaining)	$2,907
2018	970
2019	627
2020	666
2021	293
Thereafter	—
Total minimum lease payments	5,463
Less amount representing interest	(233)
Present value of capitalized payments	5,230
Less: current portion	(3,264)
Long-term portion	$1,966
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
We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 1, 2016 and July 2, 2016, the liability for these purchase commitments was $1.3 million and $1.7 million, respectively, and was included in accrued expenses and other liabilities in our condensed consolidated balance sheets.
Malaysian Goods and Services Tax (“GST”)
In February 2016, the Malaysian tax authorities preliminarily denied our Malaysia GST refund claims representing approximately $2.4 million. These claims were made in connection with the export of finished goods from our contract manufacturing partner’s Malaysian facilities. We are currently contesting the denial of these claims before a Malaysian administrative review panel, and believe that additional appeal options may be available to us if we do not obtain a favorable ruling. Although we have taken action to minimize the impact of the GST with respect to our ongoing operations, we believe it is reasonably possible that, ultimately, our refund claims may be partially or fully rejected. We have accounted for the $2.4 million GST claims as a receivable classified in prepaid expenses and other current assets in our condensed consolidated balance sheet at October 1, 2016.
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

NOTE 8. EMPLOYEE STOCK PLANS

Stock Incentive Plans
As of October 1, 2016, there were approximately 8.0 million shares of our common stock available for grant under the Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (the "Plan").
We generally grant stock options that vest over a two to four year service period, and restricted stock awards and restricted stock unit ("RSU") awards that vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors or the compensation committee of our board of directors.
Performance Stock Units
In August 2015, our board of directors approved a grant of 0.9 million performance-based restricted stock units ("PSUs") to certain executive officers with an aggregate estimated grant date fair value of $2.5 million. Subject to the achievement of positive free cash flow (defined as adjusted EBITDA less capital expenditures) in any fiscal quarter ending prior to June 30, 2018, vesting of these PSUs is contingent upon service conditions being met through August 10, 2018. On October 29, 2015, the compensation committee of our board of directors certified that this performance condition was achieved during the first quarter of fiscal year 2016. As a result, these PSUs cliff vested with respect to 33.4 percent of the underlying shares on August 10, 2016, and will vest with respect to 8.325 percent of the underlying shares each subsequent quarter over the following two years, subject to continuous service.
In August 2016, our board of directors approved a grant of 0.8 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $4.8 million. Subject to the achievement of an aggregate of $25.0 million or more of free cash flow (defined as adjusted EBITDA less capital expenditures delivered) over any consecutive four fiscal quarters ending on or before June 27, 2020, as determined by our board of directors, these PSUs will vest with respect to 25 percent of the shares subject to the PSUs on August 10, 2017, and with respect to 6.25 percent of the underlying shares each subsequent quarter over the following three years, subject to continuous service.
Restricted Stock Units
In July 2015, our board of directors approved a long term incentive grant of 0.9 million RSUs to certain executive officers and 1.5 million RSUs to other employees, which vest over three years.
In August 2016, our board of directors approved a long term incentive grant of 0.8 million RSUs to certain executive officers and 2.0 million RSUs to other employees, which vest over four years.
Stock Incentive Plan Activity
The following table summarizes the combined activity under all of our equity incentive plans for the three months ended October 1, 2016:

	Shares Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Time and Performance-based Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balance at July 2, 2016	12,824	2,975	$7.03	5,022	$2.67
Granted	(5,046)	—	—	3,604	6.23
Exercised or released	—	(237)	5.32	(1,863)	2.34
Forfeited or expired	178	(24)	9.13	(42)	4.52
Balance at October 1, 2016	7,956	2,714	$7.16	6,721	$4.66
Supplemental disclosure information about our stock options and stock appreciation rights ("SARs") outstanding as of October 1, 2016 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable	2,558	$7.47	3.3	$7,051
Options and SARs outstanding	2,714	$7.16	3.5	$8,070
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $8.55 on September 30, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 1.8 million shares of common stock subject to in-the-money options which were exercisable as of October 1, 2016. We settle employee stock option exercises with newly issued shares of common stock.

NOTE 9. STOCK-BASED COMPENSATION
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
The amounts included in cost of revenues and operating expenses for stock-based compensation were as follows:

	Three Months Ended
	October 1, 2016	September 26, 2015
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$289	$456
Research and development	457	424
Selling, general and administrative	1,697	944
	$2,443	$1,824
Stock-based compensation by type of award:
Stock options	$38	$62
Restricted stock awards	2,590	1,761
Inventory adjustment to cost of revenues	(185)	1
	$2,443	$1,824
As of October 1, 2016 and July 2, 2016, we had capitalized approximately $0.5 million and $0.3 million, respectively, of stock-based compensation as inventory.
As of October 1, 2016, we had capitalized approximately $0.1 million of stock-based compensation in connection with the development of internal use software.
As of October 1, 2016, we had $0.1 million in unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, that will be recognized over a weighted-average period of 1.7 years, and $19.5 million in unrecognized stock-based compensation expense related to unvested time-based restricted stock awards, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.6 years.
The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the shares underlying the PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. As of October 1, 2016, we determined that the achievement of the performance conditions associated with the PSUs issued in August 2016 is probable at 100 percent of the target level.
During the three months ended October 1, 2016, we recorded $0.6 million in stock-based compensation in connection with the PSUs issued in August 2015 and August 2016. During the three months ended September 26, 2015, we recorded $0.2 million in stock-based compensation expense in connection with the issuance of PSUs.

NOTE 10. INCOME TAXES
The income tax provision of $0.4 million and $0.9 million for the three months ended October 1, 2016 and September 26, 2015, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of October 1, 2016 and July 2, 2016 were approximately $3.8 million in both periods. As of October 1, 2016, we had $3.2 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $0.3 million in the next twelve months.

NOTE 11. NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, unvested restricted stock units and awards, warrants and convertible notes during such period.
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
	October 1, 2016	September 26, 2015
	(Thousands, except per share amounts)
Net income (loss)	$3,351	$(3,510)

Weighted-average shares - Basic	132,480	109,458
Effect of dilutive potential common shares from:
Stock options and stock appreciation rights	656	—
Restricted stock units and awards	2,393	—
Convertible notes	—	—
Weighted-average shares - Diluted	135,529	109,458

Basic net income (loss) per share	$0.03	$(0.03)
Diluted net income (loss) per share	$0.02	$(0.03)
For the three months ended October 1, 2016, we excluded 15.8 million of outstanding stock options, stock appreciation rights, unvested restricted stock awards and shares issuable in connection with convertible notes from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive. Included in the 15.8 million are approximately 15.0 million shares issuable in connection with convertible notes. In accordance with ASC 260, Earnings Per Share, we excluded the convertible notes for the period prior to actual conversion in the first quarter of fiscal year 2017, since the convertible notes for that period prior to conversion are considered anti-dilutive because the interest per common share obtainable on conversion exceeds the basic earnings per share.
For the three months ended September 26, 2015, we excluded 42.1 million of outstanding stock options, stock appreciation rights, unvested restricted stock awards and shares issuable in connection with convertible notes from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.

NOTE 12. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION INFORMATION
Geographic Information
The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended
	October 1, 2016	September 26, 2015
	(Thousands)
Asia-Pacific:
China	$58,742	$33,056
Thailand	21,945	359
Malaysia	6,326	7,853
Other Asia-Pacific	3,338	1,013
Total Asia-Pacific	$90,351	$42,281

Americas:
United States	14,461	13,051
Mexico	9,291	12,338
Other Americas	2,002	1,155
Total Americas	$25,754	$26,544

EMEA:
Italy	9,305	7,071
Germany	3,289	4,942
Other EMEA	5,262	5,090
Total EMEA	$17,856	$17,103

Japan	$1,531	$1,622

Total revenues	$135,492	$87,550
Product Groups
The following table sets forth revenues by product group:

	Three Months Ended
	October 1, 2016	September 26, 2015
	(Thousands)
100 Gb/s transmission modules	$97,771	$40,828
40 Gb/s and lower transmission modules	37,721	46,722
	$135,492	$87,550

Significant Customers and Concentration of Credit Risk
For the three months ended October 1, 2016, four customers accounted for 10 percent or more of our revenues, representing approximately 20 percent, 18 percent, 18 percent and 11 percent of our revenues, respectively. For the three months ended September 26, 2015, two customers accounted for 10 percent or more of our revenues, each representing approximately 16 percent of our revenues.
As of October 1, 2016, three customers accounted for 10 percent or more of our accounts receivable, representing approximately 23 percent, 22 percent and 10 percent of our accounts receivable, respectively. As of July 2, 2016, four customers accounted for 10 percent or more of our accounts receivable, representing approximately 23 percent, 16 percent, 13 percent and 10 percent of our accounts receivable, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” “model,” “objective” and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) our ability to timely develop, commercialize and ramp the production of new products to customer required volumes, (ii) our ability to respond to evolving technologies, customer requirements and demands, and product design challenges, (iii) our dependence on a limited number of customers for a significant percentage of our revenues, (iv) our manufacturing yields, (v) the risks associated with delays, disruptions or quality control problems in manufacturing, (vi) our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses, (vii) competition and pricing pressure, (viii) our ability to meet or exceed our gross margin expectations, (ix) our ability to effectively manage our inventory, (x) the effects of fluctuations in foreign currency exchange rates, (xi) our dependence on a limited number of suppliers and key contract manufacturers, (xii) our ability to have our manufacturing lines qualified by our customers, (xiii) the impact of financial market and general economic conditions in the industries in which we operate and any resulting reduction in demand for our products, (xiv) the absence of long-term purchase commitments from the majority of our long-term customers, (xv) our ability to conclude agreements with our customers on favorable terms, (xvi) our ability to continue increasing the percentage of sales associated with our new products, (xvii) our ability to attract and retain key personnel, (xviii) the outcome of tax audits or similar proceedings, (xix) our ability to maintain or increase our cash reserves and obtain debt or equity-based financing on acceptable terms or at all, (xx) the risks associated with our international operations, (xxi) the outcome of pending litigation against us, and (xxii) other factors described in our most recent annual report on Form 10-K and other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors" in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.
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
We have research and development ("R&D") and fabrication facilities in China, Italy, Japan, United Kingdom and the United States. We also have contract manufacturing sites in China, Japan, Malaysia, Taiwan and Thailand, with design, sales and service organizations in most of the major regions around the world.

Our customers include: ADVA Optical Networking; Ciena Corporation; Cisco Systems, Inc.; Coriant GmbH; Fiberhome Technologies Group; Huawei Technologies Co. Ltd; InnoLight Technology Corporation; Juniper Networks, Inc.; Nokia/Alcatel-Lucent and ZTE Corporation.

RECENT DEVELOPMENTS
6.00% Convertible Senior Notes
In August 2016, we entered into multiple privately negotiated agreements, pursuant to which all $65.0 million of our 6.00% Convertible Senior Notes Due 2020 ("6.00% Notes") were canceled, and the indenture, dated as of February 19, 2015, by and between us and U.S. Bank National Association, pursuant to which the 6.00% Notes were issued, was satisfied and discharged.

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

Common Stock Offering
On September 21, 2016, we entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, as representative of the several underwriters (the “Underwriters”), relating to the offering, issuance and sale (the “Offering”) of 15,000,000 shares of our common stock, par value $0.01 per share (the “Common Stock”). The price to the public in the Offering was $8.35 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 2,250,000 shares of Common Stock. The option was exercised in full by the Underwriters on September 23, 2016. All of the shares in the Offering were sold by us. The Offering closed on September 27, 2016, subject to customary closing conditions. The net proceeds to us after deducting estimated underwriting discounts and commissions and estimated offering expenses was approximately $135.2 million.

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	October 1, 2016		September 26, 2015		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$135,492	100.0	$87,550	100.0	$47,942	54.8
Cost of revenues	89,136	65.8	64,853	74.1	24,283	37.4
Gross profit	46,356	34.2	22,697	25.9	23,659	104.2
Operating expenses:
Research and development	13,107	9.7	10,945	12.5	2,162	19.8
Selling, general and administrative	14,792	10.9	13,208	15.1	1,584	12.0
Amortization of other intangible assets	244	0.2	251	0.3	(7)	(2.8)
Restructuring, acquisition and related (income) expense, net	311	0.2	32	—	279	871.9
Gain (loss) on sale of property and equipment	(37)	—	213	0.2	(250)	n/m	(1)
Total operating expenses	28,417	21.0	24,649	28.1	3,768	15.3
Operating income (loss)	17,939	13.2	(1,952)	(2.2)	19,891	n/m	(1)
Other income (expense):
Interest income (expense), net	(13,858)	(10.2)	(1,276)	(1.5)	(12,582)	986.1
Gain (loss) on foreign currency transactions, net	(518)	(0.4)	504	0.6	(1,022)	n/m	(1)
Other income (expense), net	194	0.2	113	0.1	81	71.7
Total other income (expense)	(14,182)	(10.4)	(659)	(0.8)	(13,523)	2,052.0
Income (loss) before income taxes	3,757	2.8	(2,611)	(3.0)	6,368	n/m	(1)
Income tax provision	406	0.3	899	1.0	(493)	(54.8)
Net income (loss)	$3,351	2.5	$(3,510)	(4.0)	$6,861	n/m	(1)

(1)	Not meaningful.

Revenues
Revenues for the three months ended October 1, 2016 increased by $47.9 million, or 55 percent, compared to the three months ended September 26, 2015. Compared to the three months ended September 26, 2015, revenues from sales of our 100 Gb/s transmission modules increased by $56.9 million, or 139 percent, primarily due to growth in our 100 Gb/s client side transceivers and our line side discrete components; and revenues from sales of our 40 Gb/s and lower transmission modules decreased by $9.0 million, or 19 percent, primarily due to certain legacy 40 Gb/s and 10 Gb/s products being gradually replaced by our newer products. This product mix shift reflects our continued focus on the market for higher speed products that are smaller in size and have lower power consumption.
For the three months ended October 1, 2016, four customers accounted for 10 percent or more of our revenues, representing approximately 20 percent, 18 percent, 18 percent and 11 percent of our revenues, respectively. For the three months ended September 26, 2015, two customers accounted for 10 percent or more of our revenues, each representing approximately 16 percent our revenues.

Gross Profit
Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.
Our gross margin rate increased to approximately 34 percent for the three months ended October 1, 2016, compared to 26 percent for the three months ended September 26, 2015. The improvement in the gross margin rate was primarily related to economies of scale related to manufacturing overhead and inventory management that contributed approximately 6 percentage points of improvement; and the product mix of our sales, with a higher mix of higher margin 100 Gb/s products contributing approximately 2 percentage points of improvement.
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

Research and Development Expenses
Research and development expenses increased to $13.1 million for the three months ended October 1, 2016, from $10.9 million for the three months ended September 26, 2015. The increase was primarily related to an investment of $1.4 million in research and development resources, primarily personnel-related; an increase of $0.4 million related to the impact of the Japanese yen, British pound and Euro relative to the U.S. dollar; an increase of $0.3 million in building-related expenses; and an increase of $0.2 million in non-recurring engineering and material expenses.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $14.8 million for the three months ended October 1, 2016, from $13.2 million for the three months ended September 26, 2015. The increase was primarily related to an increase of $1.3 million in personnel-related costs, which included an increase in stock compensation related charges of $0.8 million.
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.

Amortization of Other Intangible Assets
Amortization of other intangible assets remained flat during the three months ended October 1, 2016 as compared to the three months ended September 26, 2015. We expect the amortization of other intangible assets to be $0.6 million for the remainder of fiscal year 2017 and $0.6 million for fiscal year 2018, based on the current level of our other intangible assets as of October 1, 2016.

Restructuring, Acquisition and Related (Income) Expense, Net
During the first quarter of fiscal year 2017, we incurred $0.3 million in restructuring, acquisition and related charges primarily related to the consolidation and closure of a facility.
During the first quarter of fiscal year 2016, we incurred minimal restructuring, acquisition and related charges.

Other Income (Expense)
Other income (expense) was $14.2 million in expense for the three months ended October 1, 2016 as compared to $0.7 million in expense for the three months ended September 26, 2015. This change in other income (expense) primarily related to the conversion of $65.0 million of our 6.00% Notes during the first quarter of fiscal year 2017, resulting in an induced conversion expense of $7.4 million and an interest make-whole charge of $5.9 million, which were both recorded in interest (income) expense, net. We also recorded a $1.0 million increase in foreign currency transaction losses during the three months ended October 1, 2016, as compared to the three months ended September 26, 2015, related to the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries.

Income Tax (Benefit) Provision
The income tax provision of $0.4 million and $0.9 million for the three months ended October 1, 2016 and September 26, 2015, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of October 1, 2016 and July 2, 2016 were approximately $3.8 million in both periods. As of October 1, 2016, we had $3.2 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $0.3 million in the next twelve months.

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
We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended July 2, 2016 ("2016 Form 10-K") related to revenue recognition and sales returns, inventory valuation, business combinations, impairment of other intangible assets, accounting for stock-based compensation and income taxes. It is important that the discussion of our operating results be read in conjunction with the critical accounting policies discussed in our 2016 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operating Activities
Net cash provided by operating activities for the three months ended October 1, 2016 was $3.3 million, primarily resulting from net income adjusted for non-cash items of $19.1 million, partially offset by $15.8 million decrease in cash due to changes in operating assets and liabilities. The adjustment to net income for non-cash items consisted of an $8.5 million charge related to the issuance of common stock to settle a portion of the interest make-whole and induced conversion liabilities in connection with the 6.00% Notes, $5.0 million in depreciation and amortization, $2.4 million of expense related to stock-based compensation and $0.1 million from the amortization of the debt discount and issuance costs in connection with the convertible notes, partially offset by $0.2 million from the amortization of a deferred gain from a sales-leaseback transaction in Caswell, U.K. The $15.8 million decrease in cash due to changes in operating assets and liabilities was comprised of a $7.6 million decrease in accounts payable largely attributable to the timing of purchases and payments to vendors, a $6.0 million increase in prepaid expenses and other current assets, a $3.5 million increase in inventories resulting from the receipt of inventory intended for sale in future quarters, and a $2.9 million increase in accounts receivable attributable to timing of collections, partially offset by a $4.3 million increase in accrued expenses and other liabilities.
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
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended October 1, 2016 was $6.0 million, consisting of capital expenditures.
Net cash used in investing activities for the three months ended September 26, 2015 was $3.2 million, consisting of $3.8 million used in capital expenditures, partially offset by a $0.7 million reduction in restricted cash.
Cash Flows from Financing Activities
Net cash provided by financing activities for the three months ended October 1, 2016 was $134.0 million, primarily consisting of $135.2 million in proceeds relating to the offering, issuance and sale of 17,250,000 shares of our common stock and $1.3 million in proceeds from the exercise of stock options, partially offset by $1.8 million related to shares repurchased for tax withholdings on vesting of restricted stock units and $0.7 million in payments on capital lease obligations.
Net cash used in financing activities for the three months ended September 26, 2015 was $0.8 million, primarily consisting of $0.8 million in payments on capital lease obligations.
Credit Line and Notes
On February 19, 2015, we closed the private placement of our 6.00% Notes, representing $65.0 million in aggregate principal. The sale of the 6.00% Notes resulted in proceeds of approximately $61.6 million, after deducting the initial purchaser's discount of $3.4 million. We also incurred offering costs of $0.6 million in connection with the 6.00% Notes. In August 2016, we entered into multiple privately negotiated agreements, pursuant to which all of our 6.00% Notes were canceled, and the indenture, dated as of February 19, 2015, by and between us and U.S. Bank National Association, pursuant to which the 6.00% Notes were issued, was satisfied and discharged. We issued in aggregate 34,659,972 shares of our common stock and made cash payments totaling $4.7 million in exchange for $65.0 million aggregate principal amount of our 6.00% Notes. These agreements are more fully discussed in Note 5, Credit Line and Notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report.
As of October 1, 2016, we had a $40.0 million revolving credit facility with Silicon Valley Bank. As of October 1, 2016, there were no amounts outstanding under this credit facility. See Note 5, Credit Line and Notes, for additional information regarding this credit facility.
Future Cash Requirements
As of October 1, 2016, we held $229.3 million in cash, cash equivalents and restricted cash, comprised of $228.6 million in cash and cash equivalents and $0.7 million in restricted cash (excluding $0.4 million of restricted cash in other non-current assets); and we had working capital of $318.2 million.
Based on our current cash and cash equivalent balances, together with our existing credit facility, we believe that we have sufficient funds to support our operations through the next 12 months, including approximately $40.0 million to $50.0 million of capital expenditures that we expect to incur through the remainder of the current fiscal year.
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
As of October 1, 2016, $39.9 million of the $229.3 million of our cash, cash equivalents and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for specific entities in China, Korea, Israel, Germany and Japan where we decided to exit certain businesses in fiscal year 2015.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended July 2, 2016, which is incorporated herein by reference. Our exposure to market risk has not changed materially since July 2, 2016.
INTEREST RATES
We finance our operations through a mixture of issuances of equity and debt securities, capital leases, working capital and by drawing on our credit agreement. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed under our credit agreement and through our capital leases. At October 1, 2016, there were no amounts outstanding under our credit facility and $5.2 million outstanding under capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense by approximately $0.1 million.
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
As of October 1, 2016, our U.K. subsidiary had $95.0 million, net, in U.S. dollar denominated operating intercompany payables, $23.8 million in U.S. dollar denominated accounts receivable, net of accounts payable, related to sales to external customers and purchases from suppliers, and $20.2 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $5.1 million (U.S. dollar weakening), or loss of $5.1 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
As of October 1, 2016, our Japan subsidiary had $15.6 million, net, in U.S. dollar denominated operating intercompany payables, $9.2 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $16.1 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $0.9 million (U.S. dollar weakening), or loss of $0.9 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
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
During the three months ended October 1, 2016, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarter in which they were opened. In connection with these hedges, during the three months ended October 1, 2016, we recorded a $0.1 million gain in gain (loss) on foreign currency transactions, net within our condensed consolidated statement of operations. As of October 1, 2016, we did not have any outstanding foreign currency forward contracts.
BANK LIQUIDITY RISK
As of October 1, 2016, we have approximately $71.3 million in cash, excluding money market funds, held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred any losses and have had full access to our operating accounts. See Note 3, Balance Sheet Details. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of October 1, 2016. The term “disclosure controls and procedures,” as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 1, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the three months ended October 1, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the first quarter of fiscal year 2017 and for fiscal years ended July 2, 2016 and June 27, 2015, our three largest customers accounted for 57 percent, 44 percent and 45 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, in early March 2016, we temporarily ceased shipment of products to one of our significant customers because the U.S. Department of Commerce (the "DOC") imposed additional licensing restrictions on our customer.
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
Fluctuations in the exchange rate between these currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. For example, on June 23, 2016, the U.K. citizens voted in a referendum to exit the European Union, which resulted in a sharp decline in the value of the British pound, which may impact our future manufacturing overhead and operating expenses. Also during fiscal year 2016, the Japanese yen appreciated approximately 18 percent relative to the U.S. dollar, adversely impacting our manufacturing overhead and operating expenses. If the U.S. dollar appreciates or depreciates relative to the U.K. pound sterling and/or Japanese yen in the future, our future operating results may be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan or the Euro vary more significantly than they have to date.
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
We are also exposed to changes in tax law which can impact our current and future year's tax provision. For example, proposals in the United Kingdom’s 2016 Budget, if enacted, would result in restrictions on our ability to fully utilize our historical U.K. loss carry-forwards to offset current year income potentially resulting in additional income tax liability.
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
We have historically incurred losses and negative cash flows from operations since our inception. As of October 1, 2016, we had an accumulated deficit of $1,342.3 million. Although we achieved income from continuing operations during the quarter ended October 1, 2016 and the year ended July 2, 2016, we incurred losses from continuing operations for the years ended June 27, 2015 and June 28, 2014 of $48.2 million and $102.1 million, respectively.
As of October 1, 2016, we held $229.3 million in cash and restricted cash, comprised of $228.6 million in cash and cash equivalents, and $0.7 million in short-term restricted cash; and we had working capital, including cash, of $318.2 million. At October 1, 2016, we had debt of $5.2 million, consisting of capital leases.
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
Operations in China are subject to greater political, legal and economic risks than our operations in other countries. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. For example, we have been subject to commercial litigation in China initiated by a former supplier. For a description of this lawsuit, see Part I, Item 3, Legal Proceedings, "Raysung Commercial Litigation," in our 2016 Annual Report. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, employee benefits and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits.
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
For the quarter ended October 1, 2016 and the fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014, 11 percent, 15 percent, 16 percent and 11 percent of our revenues, respectively, were derived from sales to customers located in the United States and 89 percent, 85 percent, 84 percent and 89 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

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
The market price of our common stock has been, and is likely to continue to be, highly volatile. For example, between July 3, 2016 and October 1, 2016, the market price of our common stock ranged from a low of $4.58 per share to a high of $9.34 per share. Many factors could cause the market price of our common stock to rise and fall.
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
In connection with our acquisition of Xtellus, during the first quarter of fiscal year 2012 we issued 0.9 million shares of our common stock to settle our escrow liability. In connection with our acquisition of Mintera, during the second quarter of fiscal year 2012, we issued 0.8 million shares of our common stock to pay portions of the 12 month earnout obligations. In connection with our acquisition of Opnext, during the first quarter of fiscal year 2013, we issued 38.4 million shares of our common stock. In addition, during the second quarter of fiscal year 2014, we issued 13.5 million shares of our common stock in connection with the conversion of the convertible notes issued in December 2012. In May 2013, we also issued 1.8 million warrants to purchase our common stock at an exercise price of $1.50 per share in connection with the term loan we received in May 2013. On May 2, 2014, these warrants were exercised, resulting in the issuance of 978,457 shares of our common stock. In August 2016, we issued 34,659,972 shares of our common stock and made a cash payment of $4.7 million in exchange for $65 million aggregate principal amount of our 6.00% Notes. The issuance of these shares has diluted our existing stockholders and their subsequent sale could potentially have a negative impact on our stock price.
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
If we raise funds through the issuance of equity, equity-linked or convertible debt securities, our stockholders may be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of securities held by existing stockholders. For example, we raised funds in a public offering of our common stock in September 2016, which diluted our existing stockholder base. If we raise funds in the future through the issuance of debt instruments, such as we did in February 2015 when we issued convertible notes and December 2012 when we issued exchangeable bonds, the agreements governing such debt instruments may contain covenant restrictions that limit our ability to, among other things: (i) incur additional debt, assume obligations in connection with letters of credit, or issue guarantees; (ii) create liens; (iii) make certain investments or acquisitions; (iv) enter into transactions with our affiliates; (v) sell certain assets; (vi) redeem capital stock or make other restricted payments; (vii) declare or pay dividends or make other distributions to stockholders; and (viii) merge or consolidate with any entity. (See Note 5, Credit Line and Notes, elsewhere in this Quarterly Report, for further details). The exchangeable bonds issued in 2012 and the convertible notes issued in 2015 were subsequently exchanged for common stock and, in the case of the convertible notes issued in 2015, a cash payment. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, develop or enhance our products, or otherwise respond to competitive pressures and operate effectively could be significantly limited.
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
From time to time, we consider divestitures of product lines or portions of our assets in order to streamline our business, focus on our core operations and raise cash. For example, on October 27, 2014, we sold our Komoro Business to Ushio Opto Semiconductors, Inc. ("Ushio"). In addition, on September 12, 2013, we sold our Zurich Business to II-VI and on November 1, 2013, we sold our Amplifier Business to II-VI (See Note 3, Business Combinations and Dispositions, in our 2016 Annual Report, for further details). In connection with these divestitures, we entered into transition service, manufacturing service and supply agreements with both Ushio and II-VI to facilitate the ownership transition, collectively referred to as “transition agreements.” In order to perform under these transition agreements, we have been required to continue operating certain facilities, dedicate certain manufacturing capacity and maintain certain supplier agreements that have added additional costs and delayed our ability to fully restructure our operations to efficiently focus on our core ongoing business. If we fail to perform under any of these transition agreements, or if we do not successfully execute the restructuring of our operations after our transition agreement obligations have been fulfilled, our financial condition and results of operations could be harmed.
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
For a description of our current material litigation, see Part II, Item 1 – Legal Proceedings of this Quarterly Report.
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
As of October 1, 2016, we had $1.2 million in other intangible assets and $76.8 million of property and equipment, net on our condensed consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the other intangible assets and the implied fair value of the other intangible assets in the period in which such determination is made. The testing of other intangible assets for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.

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

OCLARO, INC. (Registrant)

November 7, 2016	By:	/s/ GREG DOUGHERTY
Greg Dougherty Chief Executive Officer (Principal Executive Officer)

November 7, 2016	By:	/s/ PETE MANGAN
Pete Mangan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.1
Underwriting Agreement, dated as of September 21, 2016, by and between Oclaro, Inc. and Jefferies LLC, as representative of the Underwriters (previously filed as Exhibit 1.1 to Registrants Current Report on Form 8-K filed on September 27, 2016.)

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