Form 10-Q
period 2016-12-31
OCLARO, INC.
filed 2017-02-06
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒
166,590,393 shares of common stock outstanding as of February 1, 2017

OCLARO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2016	July 2, 2016
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$222,796	$95,929
Restricted cash	715	715
Short-term investments	19,948	—
Accounts receivable, net of allowances for doubtful accounts of $1,641 and $1,674 as of December 31, 2016 and July 2, 2016, respectively	107,513	93,571
Inventories	82,313	76,369
Prepaid expenses and other current assets	33,183	23,591
Total current assets	466,468	290,175
Property and equipment, net	81,402	65,045
Other intangible assets, net	986	1,498
Other non-current assets	2,364	2,331
Total assets	$551,220	$359,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,167	$71,201
Accrued expenses and other liabilities	40,358	34,818
Capital lease obligations, current	2,425	3,753
Total current liabilities	124,950	109,772
Deferred gain on sale-leaseback	5,938	6,809
Convertible notes payable	—	62,058
Capital lease obligations, non-current	1,579	2,105
Other non-current liabilities	10,502	11,694
Total liabilities	142,969	192,438
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 275,000 shares authorized; 166,485 shares issued and outstanding at December 31, 2016 and 112,207 shares issued and outstanding at July 2, 2016	1,665	1,122
Additional paid-in capital	1,681,999	1,471,280
Accumulated other comprehensive income	36,581	39,821
Accumulated deficit	(1,311,994)	(1,345,612)
Total stockholders’ equity	408,251	166,611
Total liabilities and stockholders’ equity	$551,220	$359,049

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(Thousands, except per share amounts)
Revenues	$153,914	$94,129	$289,406	$181,679
Cost of revenues	93,150	67,521	182,286	132,374
Gross profit	60,764	26,608	107,120	49,305
Operating expenses:
Research and development	13,758	11,075	26,865	22,020
Selling, general and administrative	13,355	12,791	28,147	25,999
Amortization of other intangible assets	241	250	485	501
Restructuring, acquisition and related (income) expense, net	82	6	393	38
(Gain) loss on sale of property and equipment	(74)	(46)	(111)	167
Total operating expenses	27,362	24,076	55,779	48,725
Operating income	33,402	2,532	51,341	580
Other income (expense):
Interest income (expense), net	70	(1,247)	(13,788)	(2,523)
Gain (loss) on foreign currency transactions, net	(3,324)	(500)	(3,842)	4
Other income (expense), net	156	357	350	470
Total other income (expense)	(3,098)	(1,390)	(17,280)	(2,049)
Income (loss) before income taxes	30,304	1,142	34,061	(1,469)
Income tax provision	37	985	443	1,884
Net income (loss)	$30,267	$157	$33,618	$(3,353)
Net income (loss) per share:
Basic	$0.18	$0.00	$0.23	$(0.03)
Diluted	$0.18	$0.00	0.21	(0.03)
Shares used in computing net income (loss) per share:
Basic	165,822	110,296	149,151	109,877
Diluted	168,856	112,394	159,801	109,877
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(Thousands)
Net income (loss)	$30,267	$157	$33,618	$(3,353)
Other comprehensive income (loss):
Unrealized gain on marketable securities	5	—	5	—
Currency translation adjustments	(3,799)	(596)	(3,245)	(2,479)
Pension adjustments	—	—	—	(10)
Total comprehensive income (loss)	$26,473	$(439)	$30,378	$(5,842)
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 31, 2016	December 26, 2015
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$33,618	$(3,353)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred gain on sale-leaseback	(370)	(441)
Amortization of debt discount and issuance costs in connection with convertible notes payable	102	406
Depreciation and amortization	10,168	8,040
Interest make-whole charge and induced conversion expense related to convertible notes	8,463	—
Stock-based compensation expense	5,032	4,367
Other non-cash adjustments	(112)	167
Changes in operating assets and liabilities:
Accounts receivable, net	(17,067)	(4,268)
Inventories	(11,517)	(6,355)
Prepaid expenses and other current assets	(12,042)	1,734
Other non-current assets	(207)	296
Accounts payable	8,489	1,930
Accrued expenses and other liabilities	8,585	5,479
Net cash provided by operating activities	33,142	8,002
Cash flows from investing activities:
Purchases of property and equipment	(23,030)	(6,632)
Purchases of short-term investments	(19,953)	—
Transfer from restricted cash	—	1,555
Net cash used in investing activities	(42,983)	(5,077)
Cash flows from financing activities:
Proceeds from the exercise of stock options	2,587	133
Shares repurchased for tax withholdings on vesting of restricted stock units	(2,518)	(554)
Proceeds from the sale of common stock in connection with public offering, net of expenses	135,153	—
Payments on capital lease obligations	(1,493)	(1,468)
Net cash provided by (used in) financing activities	133,729	(1,889)
Effect of exchange rate on cash and cash equivalents	2,979	1,182
Net increase in cash and cash equivalents	126,867	2,218
Cash and cash equivalents at beginning of period	95,929	111,840
Cash and cash equivalents at end of period	$222,796	$114,058
Supplemental disclosures of cash flow information:
Cash paid for interest make-whole and induced conversion charges related to the exercise of convertible notes	$4,700	$—
Supplemental disclosures of non-cash transactions:
Issuance of common stock in exchange for the net carrying value of the liability component of convertible notes	$62,125	$—
Purchases of property and equipment funded by accounts payable	$9,359	$6,099
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PREPARATION
Basis of Presentation
Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Quarterly Report on Form 10-Q as “Oclaro,” “we,” “us” or “our.”
The accompanying unaudited condensed consolidated financial statements of Oclaro as of December 31, 2016 and for the three and six months ended December 31, 2016 and December 26, 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three and six months ended December 31, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending July 1, 2017.
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
Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ending July 1, 2017 will be a 52 week year, with the quarter ended December 31, 2016 being a 13 week quarterly period. Our fiscal year ended July 2, 2016 was a 53 week year, with the quarter ended December 26, 2015 being a 13 week quarterly period.
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
In September 2016, we entered into an underwriting agreement with Jefferies LLC, as representative of several underwriters, pursuant to which we sold 17,250,000 shares of our common stock in a public offering. The net proceeds to us after deducting underwriting discounts and commissions and offering expenses was approximately $135.2 million. See Note 3, Balance Sheet Details for additional information.
In November 2016, our stockholders approved an amendment to the Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan, adding 6.0 million shares of common stock to the share reserve. See Note 8, Employee Stock Plans, for additional information.

NOTE 2. RECENT ACCOUNTING STANDARDS
In November 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-18, Statement of Cash Flows: Restricted Cash to standardize the presentation of transfers between cash and restricted cash in the cash flow statement. Amounts described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be effective for us in the first quarter of fiscal 2019, with early adoption permitted. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, to reduce the complexity related to the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This guidance will be effective for us in the first quarter of fiscal 2019, with early adoption permitted. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments to reduce the diversity in practice related to the presentation and classification of various cash flow scenarios. This guidance will be effective for us in the first quarter of fiscal 2019, with early adoption permitted. We are currently evaluating the impact that the implementation of this standard will have on our financial statements and footnote disclosures.
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

NOTE 3. BALANCE SHEET DETAILS
Cash, Cash Equivalents and Short-Term Investments
The following table provides details regarding our cash, cash equivalents and short-term investments at the dates indicated:

	December 31, 2016	July 2, 2016
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$49,806	$70,925
Money market funds	157,627	25,004
Commercial paper	11,489	—
Corporate bonds	3,874	—
	$222,796	$95,929

Short-term investments:
Commercial paper	$15,947	$—
Corporate bonds	4,001	—
	$19,948	$—

We classify short-term investments, which consist primarily of securities purchased with original maturities at date of purchase of more than three months and less than one year, as “available for sale securities”. These short-term investments are reported at market value, with the aggregate unrealized holding gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity. All realized gains and losses and unrealized losses resulting from declines in fair value that are other than temporary and not involving credit losses are recorded in the consolidated statements of operations in the period they occur.
Restricted Cash
As of December 31, 2016, we had restricted cash of $1.1 million, comprised of $0.7 million in current assets and $0.4 million in other non-current assets, representing collateral for the performance of our obligations under certain lease facility agreements, collateral to secure certain of our credit card accounts and deposits for value-added taxes in foreign jurisdictions.
Inventories
The following table provides details regarding our inventories at the dates indicated:

	December 31, 2016	July 2, 2016
	(Thousands)
Inventories:
Raw materials	$26,649	$23,751
Work-in-process	32,458	32,819
Finished goods	23,206	19,799
	$82,313	$76,369
Property and Equipment, Net
The following table provides details regarding our property and equipment, net at the dates indicated:

	December 31, 2016	July 2, 2016
	(Thousands)
Property and equipment, net:
Buildings and improvements	$9,787	$10,389
Plant and machinery	73,064	59,696
Fixtures, fittings and equipment	2,904	3,005
Computer equipment	9,016	9,846
	94,771	82,936
Less: Accumulated depreciation	(13,369)	(17,891)
	$81,402	$65,045
Property and equipment includes assets under capital leases of $4.0 million at December 31, 2016 and $5.9 million at July 2, 2016, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense.
Other Intangible Assets, Net
The following table summarizes the activity related to our other intangible assets for the six months ended December 31, 2016:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Amortization	Total
	(Thousands)
Balance at July 2, 2016	$6,249	$4,509	$2,402	$915	$3,338	$(15,915)	$1,498
Amortization	—	—	—	—	—	(485)	(485)
Translations and adjustments	—	(27)	—	—	—	—	(27)
Balance at December 31, 2016	$6,249	$4,482	$2,402	$915	$3,338	$(16,400)	$986
We expect the amortization of intangible assets to be $0.3 million for the remainder of fiscal year 2017 and $0.6 million for fiscal year 2018, based on the current level of our other intangible assets as of December 31, 2016.

Accrued Expenses and Other Liabilities
The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	December 31, 2016	July 2, 2016
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$8,831	$6,429
Compensation and benefits related accruals	15,260	14,038
Warranty accrual	4,560	3,827
Accrued restructuring, current	—	204
Purchase commitments in excess of future demand, current	2,625	1,723
Other accruals	9,094	8,597
	$40,370	$34,818
Common Stock
In August 2016, we issued a total of 34,659,972 shares of our common stock in connection with the cancellation of our 6.00% Notes. See Note 5, Credit Line and Notes, for additional information.
On September 21, 2016, we entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, as representative of the several underwriters (the “Underwriters”), relating to the offering, issuance and sale (the “Offering”) of 15.0 million shares of our common stock, par value $0.01 per share (the “Common Stock”). The price to the public in the Offering was $8.35 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 2,250,000 shares of Common Stock. The option was exercised in full by the Underwriters on September 23, 2016. All of the shares in the Offering were sold by us. The Offering closed on September 27, 2016, subject to customary closing conditions. The net proceeds to us after deducting underwriting discounts and commissions and offering expenses are approximately $135.2 million.
Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income at the dates indicated:

	December 31, 2016	July 2, 2016
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$36,939	$40,184
Unrealized gain on marketable securities	5	—
Japan defined benefit plan	(363)	(363)
	$36,581	$39,821

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

Our cash equivalents and short-term investment instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most money market and marketable securities. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment-grade corporate bonds and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy.
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at December 31, 2016 and July 2, 2016:

	Fair Value Measurement at December 31, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$157,627	$—	$—	$157,627
Commercial paper	—	11,489	—	11,489
Corporate bonds	—	3,873	—	3,873
Short-term investments:
Commercial paper	—	15,947	—	15,947
Corporate bonds	—	4,001	—	4,001
Restricted cash:
Money market funds	712	—	—	712
Total assets measured at fair value	$158,339	$35,310	$—	$193,649

(1)	Excludes $49.8 million in cash held in our bank accounts at December 31, 2016.

	Fair Value Measurement at July 2, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$25,004	$—	$—	$25,004
Restricted cash:
Money market funds	712	—	—	712
Total assets measured at fair value	$25,716	$—	$—	$25,716

(1)	Excludes $70.9 million in cash held in our bank accounts at July 2, 2016.

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
The Purchase Agreement contained customary representations and warranties of the parties and indemnification and contribution provisions under which we, on the one hand, and the Initial Purchaser, on the other, agreed to indemnify each other against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).
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

Pursuant to the terms of the indenture governing the 6.00% Notes, we recorded an interest make-whole charge of $5.9 million in interest (income) expense, net, in the condensed consolidated statements of operations for the six months ended December 31, 2016, which was settled with a combination of common stock issuances and cash payments. We also recorded an induced conversion expense of $7.4 million, which we recorded in interest (income) expense, net, in the condensed consolidated statements of operations for the six months ended December 31, 2016.
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
At December 31, 2016 and July 2, 2016, there were no amounts outstanding under the Loan Agreement.

NOTE 6. POST-RETIREMENT BENEFITS
We maintain a defined contribution plan and a defined benefit plan that provide retirement benefits to our employees in Japan. We also contribute to a U.K. based defined contribution pension scheme for employees.
Japan Defined Contribution Plan
Under the defined contribution plan in Japan, contributions are provided based on grade level and totaled $0.1 million and $0.3 million for the three and six months ended December 31, 2016, respectively and $0.1 million and $0.2 million for the three and six months ended December 26, 2015, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
Japan Defined Benefit Plan
Under the defined benefit plan in Japan (the “Japan Plan”), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination.
As of December 31, 2016, there were no plan assets associated with the Japan Plan. As of December 31, 2016, there was $0.1 million in accrued expenses and other liabilities and $6.2 million in other non-current liabilities in our condensed consolidated balance sheet to account for the projected benefit obligations under the Japan Plan. Net periodic pension costs for the Japan Plan included the following:

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(Thousands)
Service cost	$152	$122	$324	$244
Interest cost	1	11	2	21
Net periodic pension costs	$153	$133	$326	$265
We made benefit payments under the Japan Plan of $0.1 million and $0.2 million during the three and six months ended December 31, 2016, respectively, and zero and $0.1 million during the three and six months ended December 26, 2015, respectively.
U.K. Defined Contribution Pension Scheme
Under the defined contribution pension scheme, contributions totaled $0.3 million and $0.5 million for the three and six months ended December 31, 2016, respectively, and $0.3 million and $0.6 million for the three and six months ended December 26, 2015, respectively.

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
The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(Thousands)
Warranty provision—beginning of period	$4,600	$3,168	$3,827	$2,932
Warranties issued	437	353	1,542	857
Warranties utilized or expired	(371)	(435)	(655)	(688)
Currency translation and other adjustments	(106)	11	(154)	(4)
Warranty provision—end of period	$4,560	$3,097	$4,560	$3,097
Capital Leases
In connection with our acquisition of Opnext, Inc. in 2012, we assumed certain capital leases for certain equipment. The terms of the leases generally range from one to five years and the equipment can be purchased at the residual value upon expiration. We can terminate the leases at our discretion in return for a penalty payment as stated in the lease contracts.
In October 2015, we entered into a capital lease agreement for certain capital equipment. The lease term is for 5 years, after which time the ownership of the equipment will transfer from lessor to us. During the lease term, we will make twenty equal installments of principal and interest, payable quarterly. Interest on the capital lease will accrue at 1.15 percent per annum.
The following table shows the future minimum lease payments due under non-cancelable capital leases at December 31, 2016:

Capital Leases
(Thousands)
Fiscal Year Ending:
2017 (remaining)	$1,641
2018	1,172
2019	569
2020	604
2021	276
Thereafter	13
Total minimum lease payments	4,275
Less amount representing interest	(271)
Present value of capitalized payments	4,004
Less: current portion	(2,425)
Long-term portion	$1,579
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
We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of December 31, 2016 and July 2, 2016, the liability for these purchase commitments was $2.6 million and $1.7 million, respectively, and was included in accrued expenses and other liabilities in our condensed consolidated balance sheets.
Malaysian Goods and Services Tax (“GST”)
In February 2016, the Malaysian tax authorities preliminarily denied our Malaysia GST refund claims representing approximately $2.4 million. These claims were made in connection with the export of finished goods from our contract manufacturing partner’s Malaysian facilities. We are currently contesting the denial of these claims, and believe that additional appeal options may be available to us if we do not obtain a favorable resolution. Although we have taken action to minimize the impact of the GST with respect to our ongoing operations, we believe it is reasonably possible that, ultimately, we may not be able to recover these GST amounts. We have accounted for the $2.4 million GST claims as a receivable classified in prepaid expenses and other current assets in our condensed consolidated balance sheet at December 31, 2016.
Litigation
Overview
In the ordinary course of business, we are involved in various legal proceedings, and we anticipate that additional actions will be brought against us in the future. The most significant of these proceedings are described below. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims in various jurisdictions. Complex legal proceedings frequently extend for several years, and a number of the matters pending against us are at very early stages of the legal process. As a result, some pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to determine whether the proceeding is material to us or to estimate a range of possible loss, if any. Unless otherwise disclosed, we are unable to estimate the possible loss or range of loss for the legal proceeding described below. While it is not possible to accurately predict or determine the eventual outcome of this item, an adverse determination in the item currently pending could have a material adverse effect on our results of operations, financial position or cash flows.
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

NOTE 8. EMPLOYEE STOCK PLANS

Stock Incentive Plans
On November 18, 2016, our stockholders approved an amendment to the Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (the "Plan"), adding 6.0 million shares of common stock to the share reserve under the Plan. As of December 31, 2016, there were approximately 13.9 million shares of our common stock available for grant under the Plan.
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
Stock Incentive Plan Activity
The following table summarizes the combined activity under all of our equity incentive plans for the six months ended December 31, 2016:

	Shares Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Time and Performance-based Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balance at July 2, 2016	12,824	2,975	$7.03	5,022	$2.67
Increase in share reserve	6,000	—	—	—	—
Granted	(5,221)	—	—	3,729	6.33
Exercised or released	—	(504)	5.10	(2,388)	2.45
Forfeited or expired	287	(62)	15.50	(80)	4.63
Balance at December 31, 2016	13,890	2,409	$7.19	6,283	$4.90
Supplemental disclosure information about our stock options and stock appreciation rights ("SARs") outstanding as of December 31, 2016 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable	2,269	$7.49	3.2	$6,848
Options and SARs outstanding	2,409	$7.19	3.4	$7,768
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $8.95 on December 30, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 1.6 million shares of common stock subject to in-the-money options which were exercisable as of December 31, 2016. We settle employee stock option exercises with newly issued shares of common stock.

NOTE 9. STOCK-BASED COMPENSATION
We recognize stock-based compensation expense in our condensed consolidated statement of operations related to all share-based awards, including grants of stock options, based on the grant date fair value of such share-based awards.
As there were no stock options granted during the three and six months ended December 31, 2016 and December 26, 2015, the Black-Scholes assumptions used to value stock option grants is not applicable.
The amounts included in cost of revenues and operating expenses for stock-based compensation were as follows:

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$462	$472	$751	$928
Research and development	526	491	983	915
Selling, general and administrative	1,601	1,580	3,298	2,524
	$2,589	$2,543	$5,032	$4,367
Stock-based compensation by type of award:
Stock options	$32	$53	$70	$115
Restricted stock awards	2,612	2,535	5,203	4,296
Inventory adjustment to cost of revenues	(55)	(45)	(241)	(44)
	$2,589	$2,543	$5,032	$4,367
As of December 31, 2016 and July 2, 2016, we had capitalized approximately $0.6 million and $0.3 million, respectively, of stock-based compensation as inventory.
As of December 31, 2016, we had capitalized approximately $0.1 million of stock-based compensation in connection with the development of internal use software.
As of December 31, 2016, we had $0.2 million in unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, that will be recognized over a weighted-average period of 1.5 years, and $18.5 million in unrecognized stock-based compensation expense related to unvested time-based restricted stock awards, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.5 years.
The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the shares underlying the PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. As of December 31, 2016, we determined that the achievement of the performance conditions associated with the PSUs issued in August 2016 is probable at 100 percent of the target level.
During the three and six months ended December 31, 2016, we recorded $0.6 million and $1.2 million, respectively, in stock-based compensation in connection with the PSUs issued in August 2015 and August 2016. During the three and six months ended December 26, 2015, we recorded $0.8 million and $1.0 million, respectively in stock-based compensation expense in connection with the issuance of PSUs.

NOTE 10. INCOME TAXES
The income tax provision of $37,000 and $0.4 million for the three and six months ended December 31, 2016, respectively, relates primarily to our foreign operations, which included a $0.5 million release of a reserve in Italy due to the expiration of the applicable statute of limitations. The income tax provision of $1.0 million and $1.9 million for the three and six months ended December 26, 2015, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of December 31, 2016 and July 2, 2016 were approximately $3.5 million and $3.8 million, respectively. As of December 31, 2016, we had $2.9 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $0.6 million in the next twelve months.

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
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(Thousands, except per share amounts)
Net income (loss)	$30,267	$157	$33,618	$(3,353)

Weighted-average shares - Basic	165,822	110,296	149,151	109,877
Effect of dilutive potential common shares from:
Stock options and stock appreciation rights	752	82	724	—
Restricted stock units and awards	2,282	2,016	2,420	—
Convertible notes	—	—	7,506	—
Weighted-average shares - Diluted	168,856	112,394	159,801	109,877

Basic net income (loss) per share	$0.18	$—	$0.23	$(0.03)
Diluted net income (loss) per share	$0.18	$—	$0.21	$(0.03)
For the three and six months ended December 31, 2016, we excluded 0.8 million and 0.8 million, respectively, of outstanding stock options, stock appreciation rights and unvested restricted stock awards from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.
For the three and six months ended December 26, 2015, we excluded 36.2 million and 39.9 million, respectively, of outstanding stock options, stock appreciation rights, unvested restricted stock awards and shares issuable in connection with convertible notes from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.

NOTE 12. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION INFORMATION
Geographic Information
The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(Thousands)
Asia-Pacific:
China	$63,927	$35,179	$122,669	$68,235
Thailand	32,184	403	54,130	763
Malaysia	5,377	8,307	11,704	16,160
Other Asia-Pacific	3,028	903	6,364	1,915
Total Asia-Pacific	$104,516	$44,792	$194,867	$87,073

Americas:
United States	17,281	16,916	31,742	29,967
Mexico	8,068	14,196	17,359	26,534
Other Americas	6,211	1,821	8,213	2,975
Total Americas	$31,560	$32,933	$57,314	$59,476

EMEA:
Italy	6,718	6,818	16,024	13,889
Germany	3,088	4,010	6,377	8,952
Other EMEA	6,084	4,232	11,346	9,323
Total EMEA	$15,890	$15,060	33,747	32,164

Japan	$1,948	$1,344	3,478	2,966

Total revenues	$153,914	$94,129	$289,406	$181,679
Product Groups
The following table sets forth revenues by product group:

	Three Months Ended		Six Months Ended
	December 31, 2016	December 26, 2015	December 31, 2016	December 26, 2015
	(Thousands)
100 Gb/s transmission modules	$113,835	$49,554	$211,606	$90,382
40 Gb/s and lower transmission modules	40,079	44,575	77,800	91,297
	$153,914	$94,129	$289,406	$181,679

Significant Customers and Concentration of Credit Risk
For the three months ended December 31, 2016, four customers accounted for 10 percent or more of our revenues, representing approximately 22 percent, 20 percent, 16 percent and 10 percent of our revenues, respectively. For the six months ended December 31, 2016 four customers accounted for 10 percent of more of our revenues, representing 20 percent, 19 percent, 18 percent and 11 percent of our revenues, respectively.
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
As of December 31, 2016, three customers accounted for 10 percent or more of our accounts receivable, representing approximately 23 percent, 18 percent and 16 percent of our accounts receivable, respectively. As of July 2, 2016, four customers accounted for 10 percent or more of our accounts receivable, representing approximately 23 percent, 16 percent, 13 percent and 10 percent of our accounts receivable, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” “model,” "objective," and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) our ability to timely develop, commercialize and ramp the production of new products to customer required volumes, (ii) our dependence on a limited number of customers for a significant percentage of our revenues, (iii) our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses, (iv) our ability to meet or exceed our gross margin expectations, (v) the effects of fluctuations in foreign currency exchange rates, (vi) our manufacturing yields, (vii) the risks associated with delays, disruptions or quality control problems in manufacturing, (viii) competition and pricing pressure, (ix) our ability to respond to evolving technologies, customer requirements and demands, and product design challenges, (x) our ability to effectively manage our inventory, (xi) our dependence on a limited number of suppliers and key contract manufacturers, (xii) our ability to have our manufacturing lines qualified by our customers, (xiii) the impact of financial market and general economic conditions in the industries in which we operate and any resulting reduction in demand for our products, (xiv) the absence of long-term purchase commitments from many of our long-term customers, (xv) our ability to conclude agreements with our customers on favorable terms, (xvi) our ability to protect our intellectual property rights, (xvii) the outcome of tax audits or similar proceedings, (xviii) the risks associated with our international operations, (xix) the outcome of pending litigation against us, and (xx) other factors described in our most recent annual report on Form 10-K and other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors" in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.
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

Common Stock Offering
On September 21, 2016, we entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, as representative of the several underwriters (the “Underwriters”), relating to the offering, issuance and sale (the “Offering”) of 15,000,000 shares of our common stock, par value $0.01 per share (the “Common Stock”). The price to the public in the Offering was $8.35 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 2,250,000 shares of Common Stock. The option was exercised in full by the Underwriters on September 23, 2016. All of the shares in the Offering were sold by us. The Offering closed on September 27, 2016, subject to customary closing conditions. The net proceeds to us after deducting underwriting discounts and commissions and offering expenses was approximately $135.2 million.
Stock Incentive Plans
On November 18, 2016, our stockholders approved an amendment to the Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (the "Plan"), adding 6.0 million shares of common stock to the share reserve under the Plan.

RESULTS OF OPERATIONS

The following tables set forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	December 31, 2016		December 26, 2015		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$153,914	100.0	$94,129	100.0	$59,785	63.5
Cost of revenues	93,150	60.5	67,521	71.7	25,629	38.0
Gross profit	60,764	39.5	26,608	28.3	34,156	128.4
Operating expenses:
Research and development	13,758	8.9	11,075	11.8	2,683	24.2
Selling, general and administrative	13,355	8.7	12,791	13.6	564	4.4
Amortization of other intangible assets	241	0.2	250	0.3	(9)	(3.6)
Restructuring, acquisition and related (income) expense, net	82	0.1	6	—	76	1,266.7
Gain on sale of property and equipment	(74)	(0.1)	(46)	—	(28)	60.9
Total operating expenses	27,362	17.8	24,076	25.6	3,286	13.6
Operating income	33,402	21.7	2,532	2.7	30,870	1,219.2
Other income (expense):
Interest income (expense), net	70	0.1	(1,247)	(1.3)	1,317	n/m	(1)
Gain (loss) on foreign currency transactions, net	(3,324)	(2.2)	(500)	(0.5)	(2,824)	564.8
Other income (expense), net	156	0.1	357	0.4	(201)	(56.3)
Total other income (expense)	(3,098)	(2.0)	(1,390)	(1.5)	(1,708)	122.9
Income before income taxes	30,304	19.7	1,142	1.2	29,162	2,553.6
Income tax provision	37	—	985	1.0	(948)	(96.2)
Net income	$30,267	19.7	$157	0.2	$30,110	19,178.3

(1)	Not meaningful.

	Six Months Ended					Increase
	December 31, 2016		December 26, 2015		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$289,406	100.0	$181,679	100.0	$107,727	59.3
Cost of revenues	182,286	63.0	132,374	72.9	49,912	37.7
Gross profit	107,120	37.0	49,305	27.1	57,815	117.3
Operating expenses:
Research and development	26,865	9.3	22,020	12.1	4,845	22.0
Selling, general and administrative	28,147	9.7	25,999	14.3	2,148	8.3
Amortization of other intangible assets	485	0.2	501	0.3	(16)	(3.2)
Restructuring, acquisition and related (income) expense, net	393	0.1	38	—	355	934.2
(Gain) loss on sale of property and equipment	(111)	—	167	0.1	(278)	n/m	(1)
Total operating expenses	55,779	19.3	48,725	26.8	7,054	14.5
Operating income	51,341	17.7	580	0.3	50,761	8,751.9
Other income (expense):
Interest income (expense), net	(13,788)	(4.7)	(2,523)	(1.4)	(11,265)	446.5
Gain (loss) on foreign currency transactions, net	(3,842)	(1.3)	4	—	(3,846)	n/m	(1)
Other income (expense), net	350	0.1	470	0.3	(120)	(25.5)
Total other income (expense)	(17,280)	(5.9)	(2,049)	(1.1)	(15,231)	743.3
Income (loss) before income taxes	34,061	11.8	(1,469)	(0.8)	35,530	n/m	(1)
Income tax provision	443	0.2	1,884	1.0	(1,441)	(76.5)
Net income (loss)	$33,618	11.6	$(3,353)	(1.8)	$36,971	n/m	(1)

(1)	Not meaningful.

Revenues
Revenues for the three months ended December 31, 2016 increased by $59.8 million, or 64 percent, compared to the three months ended December 26, 2015. Compared to the three months ended December 26, 2015, revenues from sales of our 100 Gb/s transmission modules increased by $64.3 million, or 130 percent, primarily due to growth in our 100 Gb/s line side modules and components and our client side transceivers; and revenues from sales of our 40 Gb/s and lower transmission modules decreased by $4.5 million, or 10 percent, primarily due to certain legacy 40 Gb/s and 10 Gb/s products being gradually replaced by our newer higher speed products. This product mix shift reflects our continued focus on the market for higher speed products that are smaller in size and have lower power consumption.
For the three months ended December 31, 2016, four customers accounted for 10 percent or more of our revenues, representing approximately 22 percent, 20 percent, 16 percent and 10 percent of our revenues, respectively. For the three months ended December 26, 2015, three customers accounted for 10 percent or more of our revenues, representing approximately 21 percent, 16 percent and 10 percent of our revenues, respectively.
Revenues for the six months ended December 31, 2016 increased by $107.7 million, or 59 percent, compared to the six months ended December 26, 2015. Compared to the six months ended December 26, 2015, revenues from sales of our 100 Gb/s transmission modules increased by $121.2 million, or 134.1 percent, primarily due to growth in our 100 Gb/s line side modules and components and our client side transceivers; and revenues from sales of our 40 Gb/s and lower transmission modules decreased by $13.5 million, or 14.8 percent, primarily due to certain legacy 40 Gb/s and 10 Gb/s products being gradually replaced by our newer higher speed products. This product mix shift reflects our continued focus on the market for higher speed products that are smaller in size and have lower power consumption.

For the six months ended December 31, 2016, four customers accounted for 10 percent or more of our revenues, representing approximately 20 percent, 19 percent, 18 percent and 11 percent of our revenues, respectively. For the six months ended December 26, 2015, three customers accounted for 10 percent or more of our revenues, representing approximately 19 percent, 16 percent and 10 percent of our revenues, respectively.

Gross Profit
Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.
Our gross margin rate increased to approximately 39 percent for the three months ended December 31, 2016, compared to 28 percent for the three months ended December 26, 2015. The improvement in the gross margin rate was primarily related to the product mix of our sales, with a higher mix of higher margin 100 Gb/s products contributing approximately 7 percentage points of improvement; and economies of scale related to manufacturing overhead and inventory management that contributed approximately 4 percentage points of improvement.
Our gross margin rate increased to approximately 37 percent for the six months ended December 31, 2016, compared to 27 percent for the six months ended December 26, 2015. The improvement in the gross margin rate was primarily related to the product mix of our sales, with a higher mix of higher margin 100 Gb/s products contributing approximately 5 percentage points of improvement; and economies of scale related to manufacturing overhead and inventory management that contributed approximately 5 percentage points of improvement.
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

Research and Development Expenses
Research and development expenses increased to $13.8 million for the three months ended December 31, 2016, from $11.1 million for the three months ended December 26, 2015. The increase was primarily related to an investment of $1.6 million in research and development resources, primarily personnel-related; and an increase of $0.8 million in non-recurring engineering and material expenses.
Research and development expenses increased to $26.9 million for the six months ended December 31, 2016, from $22.0 million for the six months ended December 26, 2015. The increase was primarily related to an investment of $3.2 million in research and development resources, primarily personnel-related; and an increase of $1.2 million in non-recurring engineering and material expenses.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $13.4 million for the three months ended December 31, 2016, from $12.8 million for the three months ended December 26, 2015. The increase was primarily related to an increase of $0.8 million in personnel-related costs.
Selling, general and administrative expenses increased to $28.1 million for the six months ended December 31, 2016, from $26.0 million for the six months ended December 26, 2015. The increase was primarily related to an increase of $2.1 million in personnel-related costs, which included an increase in stock compensation related charges of $0.8 million.
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.

Amortization of Other Intangible Assets
Amortization of other intangible assets remained flat during the three and six months ended December 31, 2016 as compared to the three and six months ended December 26, 2015. We expect the amortization of other intangible assets to be $0.3 million for the remainder of fiscal year 2017 and $0.6 million for fiscal year 2018, based on the current level of our other intangible assets as of December 31, 2016.

Restructuring, Acquisition and Related (Income) Expense, Net
During the first half of fiscal year 2017, we incurred $0.4 million in restructuring, acquisition and related charges primarily related to the consolidation and closure of a facility for an end-of-life product.
During the first half of fiscal year 2016, we incurred minimal restructuring, acquisition and related charges.

Other Income (Expense)
Other income (expense) was $3.1 million in expense for the three months ended December 31, 2016 as compared to $1.4 million in expense for the three months ended December 26, 2015. This change in other income (expense) primarily related to a $2.8 million increase in foreign currency transaction losses during the three months ended December 31, 2016, as compared to the three months ended December 26, 2015, related to the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries, partially offset by a decrease in interest expense of $1.3 million as a result of the conversion of $65.0 million of our 6.00% Notes during the first quarter of fiscal year 2017.
Other income (expense) was $17.3 million in expense for the six months ended December 31, 2016 as compared to $2.0 million in expense for the three months ended December 26, 2015. This change in other income (expense) primarily related to the conversion of $65.0 million of our 6.00% Notes during the first quarter of fiscal year 2017, resulting in an induced conversion expense of $7.4 million and an interest make-whole charge of $5.9 million, which were both recorded in interest (income) expense, net. We also recorded a $3.8 million increase in foreign currency transaction losses during the six months ended December 31, 2016, as compared to the six months ended December 26, 2015, related to the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries.

Income Tax (Benefit) Provision
The income tax provision of $37,000 and $0.4 million for the three and six months ended December 31, 2016, respectively, and the income tax provision of $1.0 million and $1.9 million for the three and six months ended December 26, 2015, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of December 31, 2016 and July 2, 2016 were approximately $3.5 million and $3.8 million, respectively. As of December 31, 2016, we had $2.9 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by $0.6 million in the next twelve months.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operating Activities
Net cash provided by operating activities for the six months ended December 31, 2016 was $33.1 million, primarily resulting from net income adjusted for non-cash items of $56.9 million, partially offset by $23.8 million decrease in cash due to changes in operating assets and liabilities. The adjustment to net income for non-cash items consisted of $10.2 million in depreciation and amortization, an $8.5 million charge related to the issuance of common stock to settle a portion of the interest make-whole and induced conversion liabilities in connection with the 6.00% Notes, $5.0 million of expense related to stock-based compensation and $0.1 million from the amortization of the debt discount and issuance costs in connection with the convertible notes, partially offset by $0.4 million from the amortization of a deferred gain from a sales-leaseback transaction in Caswell, U.K. The $23.8 million decrease in cash due to changes in operating assets and liabilities was comprised of a $17.1 million increase in accounts receivable attributable to timing of collections, a $12.0 million increase in prepaid expenses and other current assets primarily due to an increase in our non-trade receivables related to the increased volume of business going through our contract manufacturers, a $11.5 million increase in inventories resulting from the receipt of inventory intended for sale in future quarters, partially offset by an $8.6 million increase in accrued expenses and other liabilities, and an $8.5 million increase in accounts payable largely attributable to the timing of purchases and payments to vendors.

Net cash provided by operating activities for the six months ended December 26, 2015 was $8.0 million, primarily resulting from non-cash adjustments of $12.5 million, partially offset by a net loss of $3.4 million and a $1.2 million decrease in cash due to changes in operating assets and liabilities. The $12.5 million increase in cash resulting from non-cash adjustments primarily consisted of $8.0 million in depreciation and amortization, $4.4 million of expense related to stock-based compensation and $0.4 million from the amortization of the debt discount and issuance costs in connection with the convertible notes payable, partially offset by $0.4 million from the amortization of a deferred gain from a sales-leaseback transaction in Caswell, U.K. The $1.2 million decrease in cash due to changes in operating assets and liabilities was comprised of a $6.4 million increase in inventories resulting from the receipt of inventory intended for sale in future quarters, and a $4.3 million increase in accounts receivable attributable to an increase in revenues and timing of collections, partially offset by a $5.5 million increase in accrued expenses and other liabilities, a $1.9 million increase in accounts payable largely attributable to the timing of purchases and payments to vendors, and a $1.7 million decrease in prepaid expenses and other current assets.

Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended December 31, 2016 was $43.0 million, consisting of $23.0 million of capital expenditures and $20.0 million of purchases of available-for-sale short-term investments.

Net cash used in investing activities for the six months ended December 26, 2015 was $5.1 million, consisting of $6.6 million used in capital expenditures, partially offset by a $1.6 million reduction in restricted cash.

Cash Flows from Financing Activities
Net cash provided by financing activities for the six months ended December 31, 2016 was $133.7 million, primarily consisting of $135.2 million in proceeds relating to the offering, issuance and sale of 17,250,000 shares of our common stock and $2.6 million in proceeds from the exercise of stock options, partially offset by $2.5 million related to shares repurchased for tax withholdings on vesting of restricted stock units and $1.5 million in payments on capital lease obligations.

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

As of December 31, 2016, we had a $40.0 million revolving credit facility with Silicon Valley Bank. As of December 31, 2016, there were no amounts outstanding under this credit facility. See Note 5, Credit Line and Notes, for additional information regarding this credit facility.

Future Cash Requirements
As of December 31, 2016, we held $243.5 million in cash, cash equivalents, short-term investments and restricted cash, comprised of $222.8 million in cash and cash equivalents, $19.9 million in short-term investments and $0.7 million in restricted cash (excluding $0.4 million of restricted cash in other non-current assets); and we had working capital of $341.5 million.
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
As of December 31, 2016, $42.2 million of the $243.5 million of our cash, cash equivalents and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for specific entities in China, Germany and Japan where we decided to exit certain businesses in fiscal year 2015.

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
INTEREST RATES
We finance our operations through a mixture of issuances of equity and debt securities, capital leases, working capital and by drawing on our credit agreement. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed under our credit agreement and through our capital leases. At December 31, 2016, there were no amounts outstanding under our credit facility and $4.0 million outstanding under capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense by less than $0.1 million.
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
As of December 31, 2016, our U.K. subsidiary had $117.7 million, net, in U.S. dollar denominated operating intercompany payables, $36.8 million in U.S. dollar denominated accounts receivable, net of accounts payable, related to sales to external customers and purchases from suppliers, and $19.6 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $6.1 million (U.S. dollar weakening), or loss of $6.1 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
As of December 31, 2016, our Japan subsidiary had $11.1 million, net, in U.S. dollar denominated operating intercompany payables, $11.8 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $16.2 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $0.7 million (U.S. dollar weakening), or loss of $0.7 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
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
During the three and six months ended December 31, 2016, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarter in which they were opened. In connection with these hedges, during the three and six months ended December 31, 2016, we recorded losses of $0.6 million and $0.5 million, respectively, in gain (loss) on foreign currency transactions, net within our condensed consolidated statement of operations. As of December 31, 2016, we did not have any outstanding foreign currency forward contracts.
BANK LIQUIDITY RISK
As of December 31, 2016, we have approximately $49.8 million in cash, excluding money market funds, held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred any losses and have had full access to our operating accounts. See Note 3, Balance Sheet Details. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Overview
In the ordinary course of business, we are involved in various legal proceedings, and we anticipate that additional actions will be brought against us in the future. The most significant of these proceedings are described below. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims in various jurisdictions. Complex legal proceedings frequently extend for several years, and a number of the matters pending against us are at very early stages of the legal process. As a result, some pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to determine whether the proceeding is material to us or to estimate a range of possible loss, if any. Unless otherwise disclosed, we are unable to estimate the possible loss or range of loss for the legal proceeding described below. While it is not possible to accurately predict or determine the eventual outcome of this item, an adverse determination in the item currently pending could have a material adverse effect on our results of operations, financial position or cash flows.
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
Many of our new product samples for metro, data center and long haul 100 and 200 gigahertz ("GHz") communication applications have been well received by potential customers of these products. As a result, we anticipate significant backlog for these new generation products. These newer generation products typically will have greater functionality and a smaller footprint, resulting in more complexity in the manufacturing process. This increased complexity may result in lower manufacturing yields or more difficult production to manufacture in volume. If we experience large demand for these products and are unable to manufacture them in sufficient volume, we would fall short of the planned output and revenue targets as we move from low volume sampling to manufacturing for commercial production. In addition, a production ramp for certain products can include a manufacturing transition between two or more locations which carries an inherent risk of delay. For example, we are currently in the process of ramping the production of our 100 Gb/s QSFP28 client side transceivers at our Sagamihara, Japan facility, and at Toyo and Fabrinet in Thailand. Our failure to satisfy our customers' demand for these products could result in our customers postponing or canceling orders or seeking alternative suppliers for these products, which would adversely affect our results of operations.
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

During the first half of fiscal year 2017 and for fiscal years ended July 2, 2016 and June 27, 2015, our three largest customers accounted for 58 percent, 44 percent and 45 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, as discussed below, in early March 2016, we temporarily ceased shipment of products to Zhongxing Telecommunications Equipment Corporation and its subsidiary, ZTE Kangxun Telecommunications Ltd. (collectively, "ZTE"), one of our significant customers, because the U.S. Department of Commerce (the "DOC") imposed additional licensing restrictions.
The inability to obtain government licenses and approvals for desired international trading activities or technology transfers, including export licenses, may prevent the profitable operation of our business.
Many of our present and future business activities are subject to licensing by the United States government under the Export Administration Act, the Export Administration Regulations and other laws, regulations and requirements governing international trade and technology transfer. For example, in early March 2016, the DOC amended the Export Administration Regulations ("EAR") and imposed additional licensing restrictions on exports of certain products to ZTE. In response to the DOC's action, we temporarily ceased shipment of products to ZTE. In late March 2016, the DOC created a temporary general license applicable to exports to ZTE, in effect until June 30, 2016. Pursuant to this new temporary license, we subsequently resumed our shipment of products to ZTE. On June 28, 2016, the DOC extended the temporary general license until August 30, 2016. On August 19, 2016, the DOC granted an extension through November 30, 2016, and on November 18, 2016, the DOC granted a further extension through February 27, 2017. We do not know what export licensing rules will apply to ZTE after February 27, 2017, particularly now that a new administration has come to power in the U.S. which has threatened a more active trade agenda with China. Any action that precludes us from shipping product to ZTE, including the non-renewal of the temporary license, or to other customers in China, may have a material adverse impact on our revenues and results of operations.
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
Many of our long-term customer contracts do not commit customers to specified buying levels, and our customers may decrease, cancel or delay their buying levels at any time with little or no advance notice to us.
Many of our customers typically purchase our products pursuant to individual purchase orders or contracts that do not contain purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, and the impact of any such actions may be intensified given our dependence on a small number of large customers. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short-term and long-term financial and operating goals and result in excess and obsolete inventory.
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
For the six months ended December 31, 2016 and the fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014, 11 percent, 15 percent, 16 percent and 11 percent of our revenues, respectively, were derived from sales to customers located in the United States and 89 percent, 85 percent, 84 percent and 89 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

•	currency fluctuations, which could result in increased operating expenses and reduced revenues;

•	trade restrictions, including restrictions imposed by the United States government on trading with parties in foreign countries, particularly with respect to China;

•	difficulty in enforcing or adequately protecting our intellectual property;

•	ability to hire qualified candidates;

•	foreign income, value added and customs taxes;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	political, legal and economic instability in foreign markets;

•	foreign regulations;

•	changes in, or impositions of, legislative or regulatory requirements;

•	transportation delays;

•	epidemics and illnesses;

•	terrorism and threats of terrorism;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	work stoppages related to employee dissatisfaction; and

•	the effective protections of, and the ability to enforce, contractual arrangements.
Any of these risks, or any other risks related to our foreign operations, could materially adversely affect our business, financial condition and results of operations.
We may face product liability claims.
Despite quality assurance measures, defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects, including consequential damages. Such defects could, moreover, impair market acceptance of our products. Both could have a material adverse effect on our business and financial condition. In addition, we may assume product warranty liabilities related to companies we acquire, which could have a material adverse effect on our business and financial condition. In order to help mitigate the risk of liability for damages, we carry product liability insurance and errors and omissions insurance. We cannot assure you, however, that this insurance would adequately cover our costs arising from any product liability-related issues with our products or otherwise.
At times, the market price of our common stock has fluctuated significantly.
The market price of our common stock has been, and is likely to continue to be, highly volatile. For example, between July 3, 2016 and December 31, 2016, the market price of our common stock ranged from a low of $4.58 per share to a high of $10.19 per share. Many factors could cause the market price of our common stock to rise and fall.
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
We have historically incurred losses and negative cash flows from operations since our inception. As of December 31, 2016, we had an accumulated deficit of $1,312.0 million. Although we achieved income from continuing operations during the six months ended December 31, 2016 and the year ended July 2, 2016, we incurred losses from continuing operations for the years ended June 27, 2015 and June 28, 2014 of $48.2 million and $102.1 million, respectively.
As of December 31, 2016, we held $243.5 million in cash, cash equivalents, short-term investments and restricted cash, comprised of $222.8 million in cash and cash equivalents, $19.9 million in short-term investments and $0.7 million in short-term restricted cash; and we had working capital, including cash, of $341.5 million. At December 31, 2016, we had debt of $4.0 million, consisting of capital leases.
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
As of December 31, 2016, we had $1.0 million in other intangible assets and $81.4 million of property and equipment, net on our condensed consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the other intangible assets and the implied fair value of the other intangible assets in the period in which such determination is made. The testing of other intangible assets for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.

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

OCLARO, INC. (Registrant)

February 6, 2017	By:	/s/ GREG DOUGHERTY
Greg Dougherty Chief Executive Officer (Principal Executive Officer)

February 6, 2017	By:	/s/ PETE MANGAN
Pete Mangan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1 (1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2 (1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith.