Form 10-Q
period 2017-04-01
OCLARO, INC.
filed 2017-05-08
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes  ☐    No  ☒
167,284,390 shares of common stock outstanding as of May 1, 2017

OCLARO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	April 1, 2017	July 2, 2016
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$214,063	$95,929
Restricted cash	716	715
Short-term investments	40,005	—
Accounts receivable, net of allowances for doubtful accounts of $1,550 and $1,674 as of April 1, 2017 and July 2, 2016, respectively	123,695	93,571
Inventories	88,676	76,369
Prepaid expenses and other current assets	38,396	23,591
Total current assets	505,551	290,175
Property and equipment, net	100,459	65,045
Other intangible assets, net	840	1,498
Other non-current assets	2,474	2,331
Total assets	$609,324	$359,049

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,346	$71,201
Accrued expenses and other liabilities	44,031	34,818
Capital lease obligations, current	2,431	3,753
Total current liabilities	138,808	109,772
Deferred gain on sale-leaseback	5,844	6,809
Convertible notes payable	—	62,058
Capital lease obligations, non-current	1,516	2,105
Other non-current liabilities	10,956	11,694
Total liabilities	157,124	192,438
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 275,000 shares authorized; 167,281 shares issued and outstanding at April 1, 2017 and 112,207 shares issued and outstanding at July 2, 2016	1,673	1,122
Additional paid-in capital	1,685,961	1,471,280
Accumulated other comprehensive income	38,346	39,821
Accumulated deficit	(1,273,780)	(1,345,612)
Total stockholders’ equity	452,200	166,611
Total liabilities and stockholders’ equity	$609,324	$359,049

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
	(Thousands, except per share amounts)
Revenues	$162,182	$101,050	$451,588	$282,729
Cost of revenues	95,394	74,114	277,680	206,488
Gross profit	66,788	26,936	173,908	76,241
Operating expenses:
Research and development	14,479	11,379	41,344	33,399
Selling, general and administrative	14,736	13,055	42,883	39,054
Amortization of other intangible assets	150	247	635	748
Restructuring, acquisition and related (income) expense, net	(301)	(59)	92	(21)
(Gain) loss on sale of property and equipment	(16)	(145)	(127)	22
Total operating expenses	29,048	24,477	84,827	73,202
Operating income	37,740	2,459	89,081	3,039
Other income (expense):
Interest income (expense), net	175	(1,203)	(13,613)	(3,726)
Gain (loss) on foreign currency transactions, net	687	(865)	(3,155)	(861)
Other income (expense), net	233	174	583	644
Total other income (expense)	1,095	(1,894)	(16,185)	(3,943)
Income (loss) before income taxes	38,835	565	72,896	(904)
Income tax provision	621	476	1,064	2,360
Net income (loss)	$38,214	$89	$71,832	$(3,264)
Net income (loss) per share:
Basic	$0.23	$0.00	$0.46	$(0.03)
Diluted	$0.22	$0.00	$0.44	$(0.03)
Shares used in computing net income (loss) per share:
Basic	166,808	110,882	155,037	110,212
Diluted	169,841	113,699	163,237	110,212
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
	(Thousands)
Net income (loss)	$38,214	$89	$71,832	$(3,264)
Other comprehensive income (loss):
Unrealized loss on marketable securities	(10)	—	(5)	—
Currency translation adjustments	1,775	593	(1,470)	(1,886)
Pension adjustments	—	—	—	(10)
Total comprehensive income (loss)	$39,979	$682	$70,357	$(5,160)
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	April 1, 2017	March 26, 2016
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$71,832	$(3,264)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred gain on sale-leaseback	(553)	(648)
Amortization of debt discount and issuance costs in connection with convertible notes payable	102	609
Depreciation and amortization	15,360	12,198
Interest make-whole charge and induced conversion expense related to convertible notes	8,463	—
Stock-based compensation expense	7,922	6,440
Other non-cash adjustments	(128)	22
Changes in operating assets and liabilities:
Accounts receivable, net	(32,402)	(12,969)
Inventories	(16,068)	(7,553)
Prepaid expenses and other current assets	(16,579)	502
Other non-current assets	(275)	264
Accounts payable	14,090	1,433
Accrued expenses and other liabilities	11,746	5,959
Net cash provided by operating activities	63,510	2,993
Cash flows from investing activities:
Purchases of property and equipment	(41,846)	(12,362)
Purchases of short-term investments	(40,001)	—
Transfer (to) from restricted cash	(1)	2,453
Net cash used in investing activities	(81,848)	(9,909)
Cash flows from financing activities:
Proceeds from the exercise of stock options	4,531	179
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,675)	(1,504)
Proceeds from the sale of common stock in connection with public offering, net of expenses	135,153	—
Payments on capital lease obligations	(1,897)	(2,303)
Net cash provided by (used in) financing activities	134,112	(3,628)
Effect of exchange rate on cash and cash equivalents	2,360	4,785
Net increase (decrease) in cash and cash equivalents	118,134	(5,759)
Cash and cash equivalents at beginning of period	95,929	111,840
Cash and cash equivalents at end of period	$214,063	$106,081
Supplemental disclosures of cash flow information:
Cash paid for interest make-whole and induced conversion charges related to the exercise of convertible notes	$4,700	$—
Supplemental disclosures of non-cash transactions:
Issuance of common stock in exchange for the net carrying value of the liability component of convertible notes	$62,125	$—
Purchases of property and equipment funded by accounts payable	$11,831	$9,567
Capital lease obligations incurred for purchases of property and equipment	$397	$2,392
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PREPARATION
Basis of Presentation
Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Quarterly Report on Form 10-Q as “Oclaro,” “we,” “us” or “our.”
The accompanying unaudited condensed consolidated financial statements of Oclaro as of April 1, 2017 and for the three and nine months ended April 1, 2017 and March 26, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three and nine months ended April 1, 2017 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending July 1, 2017.
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
Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ending July 1, 2017 will be a 52 week year, with the quarter ended April 1, 2017 being a 13 week quarterly period. Our fiscal year ended July 2, 2016 was a 53 week year, with the quarter ended March 26, 2016 being a 13 week quarterly period.
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

NOTE 2. RECENT ACCOUNTING STANDARDS
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, changing the presentation of net periodic benefit cost in the income statement. The guidance will be effective for us in the first quarter of fiscal 2019, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business, providing guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The guidance will be effective for us in the first quarter of fiscal 2019. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash to standardize the presentation of transfers between cash and restricted cash in the cash flow statement. Amounts described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be effective for us in the first quarter of fiscal 2019, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, to reduce the complexity related to the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This guidance will be effective for us in the first quarter of fiscal 2019, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments to reduce the diversity in practice related to the presentation and classification of various cash flow scenarios. This guidance will be effective for us in the first quarter of fiscal 2019, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
In May 2014 and May 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, respectively. These updates clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The guidance permits two methods of adoption, the full retrospective method applying the standard to each prior reporting period presented, or the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. We currently plan on adopting this guidance on July 1, 2018, the start to our first quarter of fiscal 2019, using the modified retrospective method with a cumulative catch up adjustment and providing additional disclosures comparing results to previous rules. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. This guidance will be effective for us in the first quarter of fiscal 2018, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance will be effective for us in the first quarter of fiscal 2020, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.

NOTE 3. BALANCE SHEET DETAILS
Cash, Cash Equivalents and Short-Term Investments
The following table provides details regarding our cash, cash equivalents and short-term investments at the dates indicated:

	April 1, 2017	July 2, 2016
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$67,803	$70,925
Money market funds	95,825	25,004
Commercial paper	19,996	—
Corporate bonds	22,449	—
U.S. Treasury securities	3,995	—
U.S. agency securities	3,995	—
	$214,063	$95,929

Short-term investments:
Commercial paper	$23,961	$—
Corporate bonds	8,051	—
U.S. Treasury securities	3,998	—
U.S. agency securities	3,995	—
	$40,005	$—
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
Restricted Cash
As of April 1, 2017, we had restricted cash of $1.1 million, comprised of $0.7 million in current assets and $0.4 million in other non-current assets, representing collateral for the performance of our obligations under certain lease facility agreements, collateral to secure certain of our credit card accounts and deposits for value-added taxes in foreign jurisdictions.
Inventories
The following table provides details regarding our inventories at the dates indicated:

	April 1, 2017	July 2, 2016
	(Thousands)
Inventories:
Raw materials	$25,067	$23,751
Work-in-process	35,061	32,819
Finished goods	28,548	19,799
	$88,676	$76,369

Property and Equipment, Net
The following table provides details regarding our property and equipment, net at the dates indicated:

	April 1, 2017	July 2, 2016
	(Thousands)
Property and equipment, net:
Buildings and improvements	$9,691	$10,389
Plant and machinery	83,367	59,696
Fixtures, fittings and equipment	2,875	3,005
Computer equipment	11,583	9,846
	107,516	82,936
Less: Accumulated depreciation	(7,057)	(17,891)
	$100,459	$65,045
Property and equipment includes assets under capital leases of $3.9 million and $5.9 million at April 1, 2017 and July 2, 2016, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense. During the nine months ended April 1, 2017, we disposed and/or sold approximately $13.0 million of fully depreciated property and equipment related to our high-bit products.
Other Intangible Assets, Net
The following table summarizes the activity related to our other intangible assets for the nine months ended April 1, 2017:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Amortization	Total
	(Thousands)
Balance at July 2, 2016	$6,249	$4,509	$2,402	$915	$3,338	$(15,915)	$1,498
Amortization	—	—	—	—	—	(635)	(635)
Translations and adjustments	—	(23)	—	—	—	—	(23)
Balance at April 1, 2017	$6,249	$4,486	$2,402	$915	$3,338	$(16,550)	$840
We expect the amortization of intangible assets to be $0.2 million for the remainder of fiscal year 2017 and $0.6 million for fiscal year 2018, based on the current level of our other intangible assets as of April 1, 2017.
Accrued Expenses and Other Liabilities
The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	April 1, 2017	July 2, 2016
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$11,208	$6,429
Compensation and benefits related accruals	12,385	14,038
Warranty accrual	4,659	3,827
Accrued restructuring, current	—	204
Purchase commitments in excess of future demand, current	5,292	1,723
Other accruals	10,487	8,597
	$44,031	$34,818
Common Stock
In August 2016, we issued a total of 34,659,972 shares of our common stock in connection with the cancellation of our 6.00% Notes. See Note 5, Credit Line and Notes, for additional information.
On September 21, 2016, we entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, as representative of the several underwriters (the “Underwriters”), relating to the offering, issuance and sale (the “Offering”) of 15.0 million shares of our common stock, par value $0.01 per share (the “Common Stock”). The price to the public in the Offering was $8.35 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 2,250,000 shares of Common Stock. The option was exercised in full by the Underwriters on September 23, 2016. All of the shares in the Offering were sold by us. The Offering closed on September 27, 2016, subject to customary closing conditions. The net proceeds to us after deducting underwriting discounts and commissions and offering expenses were approximately $135.2 million.
Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income at the dates indicated:

	April 1, 2017	July 2, 2016
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$38,714	$40,184
Unrealized loss on marketable securities	(5)	—
Japan defined benefit plan	(363)	(363)
	$38,346	$39,821

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at April 1, 2017 and July 2, 2016:

	Fair Value Measurement at April 1, 2017 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$95,825	$—	$—	$95,825
Commercial paper	—	19,996	—	19,996
Corporate bonds	—	22,449	—	22,449
U.S. Treasury securities	—	3,995	—	3,995
U.S. agency securities	—	3,995	—	3,995
Short-term investments:
Commercial paper	—	23,961	—	23,961
Corporate bonds	—	8,051	—	8,051
U.S. Treasury securities	—	3,998	—	3,998
U.S. agency securities	—	3,995	—	3,995
Restricted cash:
Money market funds	712	—	—	712
Total assets measured at fair value	$96,537	$90,440	$—	$186,977

(1)	Excludes $67.8 million in cash held in our bank accounts at April 1, 2017.

	Fair Value Measurement at July 2, 2016 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$25,004	$—	$—	$25,004
Restricted cash:
Money market funds	712	—	—	712
Total assets measured at fair value	$25,716	$—	$—	$25,716

(1)	Excludes $70.9 million in cash held in our bank accounts at July 2, 2016.

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
Prior to February 15, 2018, in the event that the last reported sale price of our common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within five trading days immediately prior to the date we would have received a notice of conversion had exceeded the conversion price in effect on each such trading day, we would have, in addition to delivering shares upon conversion by the holder of 6.00% Notes, together with cash in lieu of fractional shares, made an interest make-whole payment in cash equal to the sum of the remaining scheduled payments of interest on the 6.00% Notes to be converted through February 15, 2018.
The 6.00% Notes were scheduled to mature on February 15, 2020 and bore interest at a fixed rate of 6.00 percent per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015. In August 2016, we entered into multiple privately negotiated agreements, pursuant to which all of our 6.00% Notes were canceled, and the indenture, by and between us and U.S. Bank National Association, pursuant to which the 6.00% Notes were issued, was satisfied and discharged. In connection with these privately negotiated agreements, we issued a total of 34,659,972 shares of our common stock and made total cash payments of $4.7 million.

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

Pursuant to the terms of the indenture governing the 6.00% Notes, we recorded an interest make-whole charge of $5.9 million in interest (income) expense, net, in the condensed consolidated statements of operations for the nine months ended April 1, 2017, which was settled with a combination of common stock issuances and cash payments. We also recorded an induced conversion expense of $7.4 million, which we recorded in interest (income) expense, net, in the condensed consolidated statements of operations for the nine months ended April 1, 2017.
Silicon Valley Bank Credit Facility
On March 28, 2014, we entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which the Bank provided us with a three-year revolving credit facility of up to $40.0 million. Under the Loan Agreement we are required to pay a minimum interest payment of $45,000 each fiscal quarter. The minimum interest payment is in lieu of a stand-by charge.
On March 28, 2017, the Loan Agreement expired, and was not renewed. There are no amounts outstanding under the Loan Agreement.

NOTE 6. POST-RETIREMENT BENEFITS
We maintain a defined contribution plan and a defined benefit plan that provide retirement benefits to our employees in Japan. We also contribute to a U.K. based defined contribution pension scheme for employees.
Japan Defined Contribution Plan
Under the defined contribution plan in Japan, contributions are provided based on grade level and totaled $0.1 million and $0.4 million for the three and nine months ended April 1, 2017, respectively and $0.1 million and $0.3 million for the three and nine months ended March 26, 2016, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.

Japan Defined Benefit Plan
Under the defined benefit plan in Japan (the “Japan Plan”), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination.
As of April 1, 2017, there were no plan assets associated with the Japan Plan. As of April 1, 2017, there was $0.2 million in accrued expenses and other liabilities and $6.6 million in other non-current liabilities in our condensed consolidated balance sheet to account for the projected benefit obligations under the Japan Plan. Net periodic pension costs for the Japan Plan included the following:

	Three Months Ended		Nine Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
	(Thousands)
Service cost	$172	$132	$480	$376
Interest cost	1	11	3	32
Net periodic pension costs	$173	$143	$483	$408
We made minimal benefit payments under the Japan Plan during the three months ended April 1, 2017 and $0.2 million during the nine months ended April 1, 2017. We made zero and $0.1 million in benefit payments during the three and nine months ended March 26, 2016, respectively.
U.K. Defined Contribution Pension Scheme
Under the defined contribution pension scheme, contributions totaled $0.3 million and $0.8 million for the three and nine months ended April 1, 2017, respectively, and $0.3 million and $0.9 million for the three and nine months ended March 26, 2016, respectively.

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

The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended		Nine Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
	(Thousands)
Warranty provision—beginning of period	$4,560	$3,097	$3,827	$2,932
Warranties issued	991	615	2,533	1,472
Warranties utilized or expired	(901)	(553)	(1,505)	(1,241)
Foreign currency translation and other adjustments	9	(32)	(196)	(36)
Warranty provision—end of period	$4,659	$3,127	$4,659	$3,127
Capital Leases
In October 2015, we entered into a capital lease agreement for certain capital equipment. The lease term is for 5 years, after which time the ownership of the equipment will transfer from lessor to us. During the lease term, we will make twenty equal installments of principal and interest, payable quarterly. Interest on the capital lease will accrue at 1.15 percent per annum.
The following table shows the future minimum lease payments due under non-cancelable capital leases at April 1, 2017:

Capital Leases
(Thousands)
Fiscal Year Ending:
2017 (remaining)	$926
2018	1,748
2019	591
2020	629
2021	286
Thereafter	12
Total minimum lease payments	4,192
Less amount representing interest	(245)
Present value of capitalized payments	3,947
Less: current portion	(2,431)
Long-term portion	$1,516
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
We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 1, 2017 and July 2, 2016, the liability for these purchase commitments was $4.5 million and $1.7 million, respectively, and was included in accrued expenses and other liabilities in our condensed consolidated balance sheets.
Malaysian Goods and Services Tax (“GST”)
In February 2016, the Malaysian tax authorities preliminarily denied our Malaysia GST refund claims representing approximately $2.4 million. These claims were made in connection with the export of finished goods from our contract manufacturing partner’s Malaysian facilities. We are currently contesting the denial of these claims through an administrative appeal, and believe that additional appeal options may be available to us if we do not obtain a favorable resolution. Although we have taken action to minimize the impact of the GST with respect to our ongoing operations, we believe it is reasonably possible that, ultimately, we may not be able to recover some of these GST amounts. Of the $2.4 million in GST claims, we recorded $1.9 million net of reserves, as a receivable classified in prepaid expenses and other current assets in our condensed consolidated balance sheet at April 1, 2017.
Litigation
Overview
In the ordinary course of business, we are involved in various legal proceedings, and we anticipate that additional actions will be brought against us in the future. The most significant of these proceedings is described below. This legal proceeding, as well as other matters, involve various aspects of our business and a variety of claims in various jurisdictions. Complex legal proceedings frequently extend for several years, and a number of the matters pending against us are at very early stages of the legal process. As a result, some pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to determine whether the proceeding is material to us or to estimate a range of possible loss, if any. Unless otherwise disclosed, we are unable to estimate the possible loss or range of loss for the legal proceeding described below. While it is not possible to accurately predict or determine the eventual outcome of this item, an adverse determination in the item currently pending could have a material adverse effect on our results of operations, financial position or cash flows.
Kunst Worker Compensation Matter
On June 18, 2015, Gerald Kunst, or Kunst, filed a civil suit against us and Travelers Property Casualty Company of America, or Travelers, in Massachusetts Superior Court, Civil Action No. SUCV2015-01818F. Travelers is our general liability insurance carrier. The complaint filed by Kunst, an employee of a third party service provider, alleges that he was injured while performing air conditioning repair services on the premises of our Acton, Massachusetts facility and seeks judgment in an amount to be determined by the court or jury, together with interest and costs. On July 24, 2015, we filed an answer to the complaint, which included our affirmative defenses. A final pretrial conference is scheduled for June 14, 2017. We intend to vigorously defend against this litigation.

NOTE 8. EMPLOYEE STOCK PLANS

Stock Incentive Plans
On November 18, 2016, our stockholders approved an amendment to the Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (the "Plan"), adding 6.0 million shares of common stock to the share reserve under the Plan. As of April 1, 2017, there were approximately 13.7 million shares of our common stock available for grant under the Plan.
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
Stock Incentive Plan Activity
The following table summarizes the combined activity under all of our equity incentive plans for the nine months ended April 1, 2017:

	Shares Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Time and Performance-based Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balance at July 2, 2016	12,824	2,975	$7.03	5,022	$2.67
Increase in share reserve	6,000	—	—	—	—
Granted	(5,460)	—	—	3,900	6.45
Exercised or released	140	(960)	4.84	(2,873)	2.54
Forfeited or expired	208	(69)	16.30	(102)	4.69
Balance at April 1, 2017	13,712	1,946	$7.78	5,947	$5.17
Supplemental disclosure information about our stock options and stock appreciation rights ("SARs") outstanding as of April 1, 2017 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable	1,837	$8.12	2.9	$6,039
Options and SARs outstanding	1,946	$7.78	3.1	$6,891
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $9.82 on March 31, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 1.2 million shares of common stock subject to in-the-money options which were exercisable as of April 1, 2017. We settle employee stock option exercises with newly issued shares of common stock.

NOTE 9. STOCK-BASED COMPENSATION
We recognize stock-based compensation expense in our condensed consolidated statement of operations related to all share-based awards, including grants of stock options, based on the grant date fair value of such share-based awards.
As there were no stock options granted during the three and nine months ended April 1, 2017 and March 26, 2016, the Black-Scholes assumptions used to value stock option grants is not applicable.
The amounts included in cost of revenues and operating expenses for stock-based compensation were as follows:

	Three Months Ended		Nine Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$630	$523	$1,381	$1,451
Research and development	590	455	1,573	1,370
Selling, general and administrative	1,670	1,095	4,968	3,619
	$2,890	$2,073	$7,922	$6,440
Stock-based compensation by type of award:
Stock options	$32	$52	$102	$167
Restricted stock awards	2,747	1,962	7,950	6,258
Inventory adjustment to cost of revenues	111	59	(130)	15
	$2,890	$2,073	$7,922	$6,440
As of April 1, 2017 and July 2, 2016, we had capitalized approximately $0.5 million and $0.3 million, respectively, of stock-based compensation as inventory.
As of April 1, 2017, we had capitalized approximately $0.2 million of stock-based compensation in connection with the development of internal use software.
As of April 1, 2017, we had $0.1 million in unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, that will be recognized over a weighted-average period of 1.2 years, and $18.0 million in unrecognized stock-based compensation expense related to unvested time-based restricted stock awards and restricted stock units, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.4 years.
The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the shares underlying the PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. As of April 1, 2017, we determined that the achievement of the performance conditions associated with the PSUs issued in August 2016 is probable at 100 percent of the target level.
During the three and nine months ended April 1, 2017, we recorded $0.7 million and $1.9 million, respectively, in stock-based compensation in connection with the PSUs issued in August 2015 and August 2016. During the three and nine months ended March 26, 2016, we recorded $0.2 million and $1.2 million, respectively in stock-based compensation expense in connection with the issuance of PSUs.

NOTE 10. INCOME TAXES
The income tax provision of $0.6 million and $1.1 million for the three and nine months ended April 1, 2017, respectively, relates primarily to our foreign operations. The income tax provision of $0.5 million and $2.4 million for the three and nine months ended March 26, 2016, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of April 1, 2017 and July 2, 2016 was approximately $3.5 million and $3.8 million, respectively. As of April 1, 2017, we had $2.9 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $1.3 million in the next twelve months.

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
The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
	(Thousands, except per share amounts)
Net income (loss)	$38,214	$89	$71,832	$(3,264)

Weighted-average shares - Basic	166,808	110,882	155,037	110,212
Effect of dilutive potential common shares from:
Stock options and stock appreciation rights	651	280	712	—
Restricted stock units and awards	2,382	2,537	2,484	—
Convertible notes	—	—	5,004	—
Weighted-average shares - Diluted	169,841	113,699	163,237	110,212

Basic net income (loss) per share	$0.23	$0.00	$0.46	$(0.03)
Diluted net income (loss) per share	$0.22	$0.00	$0.44	$(0.03)
For the three and nine months ended April 1, 2017, we excluded 0.6 million and 0.8 million, respectively, of outstanding stock options, stock appreciation rights and unvested restricted stock awards from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.
For the three and nine months ended March 26, 2016, we excluded 35.5 million and 38.3 million, respectively, of outstanding stock options, stock appreciation rights, unvested restricted stock awards and shares issuable in connection with convertible notes from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.

NOTE 12. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION INFORMATION
Geographic Information
The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended		Nine Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
	(Thousands)
Asia-Pacific:
China	$57,882	$43,935	$180,551	$112,170
Thailand	24,722	1,964	78,852	2,727
Malaysia	4,000	7,986	15,703	24,146
Other Asia-Pacific	6,329	1,378	12,693	3,294
Total Asia-Pacific	$92,933	$55,263	$287,799	$142,337

Americas:
United States	22,832	15,913	54,574	45,880
Mexico	8,930	10,015	26,290	36,549
Other Americas	14,115	2,338	22,327	5,312
Total Americas	$45,877	$28,266	$103,191	$87,741

EMEA:
Italy	7,577	6,353	23,601	20,242
Germany	5,116	5,686	11,493	14,638
Other EMEA	6,836	3,315	18,182	12,638
Total EMEA	$19,529	$15,354	$53,276	$47,518

Japan	$3,843	$2,167	$7,322	$5,133

Total revenues	$162,182	$101,050	$451,588	$282,729
Product Groups
The following table sets forth revenues by product group:

	Three Months Ended		Nine Months Ended
	April 1, 2017	March 26, 2016	April 1, 2017	March 26, 2016
	(Thousands)
100 Gb/s transmission modules	$125,818	$58,569	$337,424	$148,951
40 Gb/s and lower transmission modules	36,364	42,481	114,164	133,778
	$162,182	$101,050	$451,588	$282,729

Significant Customers and Concentration of Credit Risk
For the three months ended April 1, 2017, four customers accounted for 10 percent or more of our revenues, representing approximately 18 percent, 17 percent, 12 percent and 12 percent of our revenues, respectively. For the nine months ended April 1, 2017 four customers accounted for 10 percent of more of our revenues, representing 19 percent, 18 percent, 16 percent and 11 percent of our revenues, respectively.
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
As of April 1, 2017, three customers accounted for 10 percent or more of our accounts receivable, representing approximately 21 percent, 13 percent and 11 percent of our accounts receivable, respectively. As of July 2, 2016, four customers accounted for 10 percent or more of our accounts receivable, representing approximately 23 percent, 16 percent, 13 percent and 10 percent of our accounts receivable, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” “model,” "objective," and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) our ability to timely develop, commercialize and ramp the production of new products to customer required volumes, (ii) the absence of long-term purchase commitments from many of our long-term customers, (iii) our dependence on a limited number of customers for a significant percentage of our revenues, (iv) competition and pricing pressure, (v) our ability to meet or exceed our gross margin expectations, (vi) the effects of fluctuations in foreign currency exchange rates, (vii) our manufacturing yields, (viii) the risks associated with delays, disruptions or quality control problems in manufacturing, (ix) our ability to conclude agreements with our customers on favorable terms, (x) our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses, (xi) our ability to respond to evolving technologies, customer requirements and demands, and product design challenges, (xii) the impact of financial market and general economic conditions in the industries in which we operate and any resulting reduction in demand for our products, (xiii) our ability to effectively manage our inventory, (xiv) our dependence on a limited number of suppliers and key contract manufacturers, (xv) our ability to have our manufacturing lines qualified by our customers, (xvi) our ability to protect our intellectual property rights, (xvii) the outcome of tax audits or similar proceedings, (xviii) the risks associated with our international operations, (xix) the outcome of pending litigation against us, and (xx) other factors described in our most recent annual report on Form 10-K and other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors" in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.
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
Our customers include: ADVA Optical Networking; Ciena Corporation; Cisco Systems, Inc.; Coriant GmbH; Huawei Technologies Co. Ltd; InnoLight Technology Corporation; Juniper Networks, Inc.; Kaiam Corp.; Nokia/Alcatel-Lucent and ZTE Corporation.

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

RESULTS OF OPERATIONS

The following tables set forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	April 1, 2017		March 26, 2016		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$162,182	100.0	$101,050	100.0	$61,132	60.5
Cost of revenues	95,394	58.8	74,114	73.3	21,280	28.7
Gross profit	66,788	41.2	26,936	26.7	39,852	148.0
Operating expenses:
Research and development	14,479	8.9	11,379	11.3	3,100	27.2
Selling, general and administrative	14,736	9.1	13,055	12.9	1,681	12.9
Amortization of other intangible assets	150	0.1	247	0.2	(97)	(39.3)
Restructuring, acquisition and related (income) expense, net	(301)	(0.2)	(59)	(0.1)	(242)	410.2
Gain on sale of property and equipment	(16)	—	(145)	(0.1)	129	(89.0)
Total operating expenses	29,048	17.9	24,477	24.2	4,571	18.7
Operating income	37,740	23.3	2,459	2.4	35,281	1,434.8
Other income (expense):
Interest income (expense), net	175	0.1	(1,203)	(1.2)	1,378	n/m	(1)
Gain (loss) on foreign currency transactions, net	687	0.4	(865)	(0.9)	1,552	n/m	(1)
Other income (expense), net	233	0.1	174	0.2	59	33.9
Total other income (expense)	1,095	0.7	(1,894)	(1.9)	2,989	n/m	(1)
Income before income taxes	38,835	23.9	565	0.6	38,270	6,773.5
Income tax provision	621	0.4	476	0.5	145	30.5
Net income	$38,214	23.6	$89	0.1	$38,125	42,837.1

(1)	Not meaningful.

	Nine Months Ended					Increase
	April 1, 2017		March 26, 2016		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$451,588	100.0	$282,729	100.0	$168,859	59.7
Cost of revenues	277,680	61.5	206,488	73.0	71,192	34.5
Gross profit	173,908	38.5	76,241	27.0	97,667	128.1
Operating expenses:
Research and development	41,344	9.2	33,399	11.8	7,945	23.8
Selling, general and administrative	42,883	9.5	39,054	13.8	3,829	9.8
Amortization of other intangible assets	635	0.1	748	0.3	(113)	(15.1)
Restructuring, acquisition and related (income) expense, net	92	—	(21)	—	113	n/m	(1)
(Gain) loss on sale of property and equipment	(127)	—	22	—	(149)	n/m	(1)
Total operating expenses	84,827	18.8	73,202	25.9	11,625	15.9
Operating income	89,081	19.7	3,039	1.1	86,042	2,831.3
Other income (expense):
Interest income (expense), net	(13,613)	(3.0)	(3,726)	(1.3)	(9,887)	265.4
Loss on foreign currency transactions, net	(3,155)	(0.7)	(861)	(0.3)	(2,294)	266.4
Other income (expense), net	583	0.1	644	0.2	(61)	(9.5)
Total other income (expense)	(16,185)	(3.6)	(3,943)	(1.4)	(12,242)	310.5
Income (loss) before income taxes	72,896	16.1	(904)	(0.3)	73,800	n/m	(1)
Income tax provision	1,064	0.2	2,360	0.8	(1,296)	(54.9)
Net income (loss)	$71,832	15.9	$(3,264)	(1.2)	$75,096	n/m	(1)

(1)	Not meaningful.

Revenues
Revenues for the three months ended April 1, 2017 increased by $61.1 million, or 60 percent, compared to the three months ended March 26, 2016. Compared to the three months ended March 26, 2016, revenues from sales of our 100 Gb/s transmission modules increased by $67.2 million, or 115 percent, primarily due to growth in our 100 Gb/s line side modules and components and our client side transceivers; and revenues from sales of our 40 Gb/s and lower transmission modules decreased by $6.1 million, or 14 percent, primarily due to certain legacy 40 Gb/s and 10 Gb/s products being gradually replaced by our newer higher speed products. This product mix shift reflects our continued focus on the market for higher speed products that are smaller in size and have lower power consumption.
For the three months ended April 1, 2017, four customers accounted for 10 percent or more of our revenues, representing approximately 18 percent,17 percent, 12 percent and 12 percent of our revenues, respectively. For the three months ended March 26, 2016, four customers accounted for 10 percent or more of our revenues, representing approximately 20 percent, 14 percent, 12 percent and 11 percent of our revenues, respectively.
Revenues for the nine months ended April 1, 2017 increased by $168.9 million, or 60 percent, compared to the nine months ended March 26, 2016. Compared to the nine months ended March 26, 2016, revenues from sales of our 100 Gb/s transmission modules increased by $188.5 million, or 127 percent, primarily due to growth in our 100 Gb/s line side modules and components and our client side transceivers; and revenues from sales of our 40 Gb/s and lower transmission modules decreased by $19.6 million, or 15 percent, primarily due to certain legacy 40 Gb/s and 10 Gb/s products being gradually replaced by our newer higher speed products. This product mix shift reflects our continued focus on the market for higher speed products that are smaller in size and have lower power consumption.

For the nine months ended April 1, 2017, four customers accounted for 10 percent or more of our revenues, representing approximately 19 percent, 18 percent, 16 percent and 11 percent of our revenues, respectively. For the nine months ended March 26, 2016, three customers accounted for 10 percent or more of our revenues, representing approximately 19 percent, 14 percent and 10 percent of our revenues, respectively.

Gross Profit
Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.
Our gross margin rate increased to approximately 41 percent for the three months ended April 1, 2017, compared to 27 percent for the three months ended March 26, 2016. The improvement in the gross margin rate was primarily related to the product mix of our sales, with a higher mix of higher margin 100 Gb/s products contributing approximately 7 percentage points of improvement; and economies of scale related to manufacturing overhead and inventory management that contributed approximately 7 percentage points of improvement.
Our gross margin rate increased to approximately 39 percent for the nine months ended April 1, 2017, compared to 27 percent for the nine months ended March 26, 2016. The improvement in the gross margin rate was primarily related to the product mix of our sales, with a higher mix of higher margin 100 Gb/s products contributing approximately 7 percentage points of improvement; and economies of scale related to manufacturing overhead and inventory management that contributed approximately 4 percentage points of improvement.
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

Research and Development Expenses
Research and development expenses increased to $14.5 million for the three months ended April 1, 2017, from $11.4 million for the three months ended March 26, 2016. The increase was primarily related to an investment of $1.9 million in research and development resources, primarily personnel-related; and an increase of $1.9 million in non-recurring engineering and material expenses; partially offset by a decrease of $0.6 million related to the impact of the British pound, Euro and other currencies weakening relative to the U.S. dollar.
Research and development expenses increased to $41.3 million for the nine months ended April 1, 2017, from $33.4 million for the nine months ended March 26, 2016. The increase was primarily related to an investment of $4.8 million in research and development resources, primarily personnel-related; and an increase of $2.9 million in non-recurring engineering and material expenses; partially offset by a decrease of $0.4 million related to the impact of the British pound, Euro and other currencies weakening relative to the U.S. dollar.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $14.7 million for the three months ended April 1, 2017, from $13.1 million for the three months ended March 26, 2016. The increase was primarily related to an increase of $1.4 million in personnel-related costs and an increase of $0.6 million in outside professional fees; partially offset by a decrease of $0.2 million related to the impact of the British pound, Euro and other currencies weakening relative to the U.S. dollar.
Selling, general and administrative expenses increased to $42.9 million for the nine months ended April 1, 2017, from $39.1 million for the nine months ended March 26, 2016. The increase was primarily related to an increase of $3.5 million in personnel-related costs, which included an increase in stock compensation related charges of $1.4 million, and an increase of $0.6 million in outside professional fees; partially offset by a decrease of $0.4 million related to the impact of the British pound, Euro and other currencies weakening relative to the U.S. dollar.
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.

Amortization of Other Intangible Assets
Amortization of other intangible assets remained relatively flat during the three and nine months ended April 1, 2017 as compared to the three and nine months ended March 26, 2016. We expect the amortization of other intangible assets to be $0.2 million for the remainder of fiscal year 2017 and $0.6 million for fiscal year 2018, based on the current level of our other intangible assets as of April 1, 2017.

Restructuring, Acquisition and Related (Income) Expense, Net
During the three and nine months ended April 1, 2017, we incurred $0.3 million in restructuring and related income and $0.1 million in restructuring and related expense primarily related to the consolidation and closure of a facility for an end-of-life product.
During the three and nine months ended March 26, 2016, we incurred minimal restructuring, acquisition and related charges.

Other Income (Expense), Net
Other income (expense) was $1.1 million in income for the three months ended April 1, 2017 as compared to $1.9 million in expense for the three months ended March 26, 2016. This change in other income (expense) primarily related to a $1.6 million increase in foreign currency transaction gains during the three months ended April 1, 2017, as compared to the three months ended March 26, 2016, related to the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries, and from a decrease in interest expense of $1.4 million as a result of the conversion of $65.0 million of our 6.00% Notes during the first quarter of fiscal year 2017.
Other income (expense) was $16.2 million in expense for the nine months ended April 1, 2017 as compared to $3.9 million in expense for the three months ended March 26, 2016. This change in other income (expense) primarily related to the conversion of $65.0 million of our 6.00% Notes during the first quarter of fiscal year 2017, resulting in an induced conversion expense of $7.4 million and an interest make-whole charge of $5.9 million, which were both recorded in interest (income) expense, net. We also recorded a $2.3 million increase in foreign currency transaction losses during the nine months ended April 1, 2017, as compared to the nine months ended March 26, 2016, related to the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries.

Income Tax Provision
The income tax provision of $0.6 million and $1.1 million for the three and nine months ended April 1, 2017, respectively, and the income tax provision of $0.5 million and $2.4 million for the three and nine months ended March 26, 2016, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of April 1, 2017 and July 2, 2016 was approximately $3.5 million and $3.8 million, respectively. As of April 1, 2017, we had $2.9 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by $1.3 million in the next twelve months.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended April 1, 2017 was $63.5 million, primarily resulting from net income adjusted for non-cash items of $103.0 million, partially offset by $39.5 million decrease in cash due to changes in operating assets and liabilities. The adjustment to net income for non-cash items consisted of $15.4 million in depreciation and amortization, an $8.5 million charge related to the issuance of common stock to settle a portion of the interest make-whole and induced conversion liabilities in connection with the 6.00% Notes, $7.9 million of expense related to stock-based compensation and $0.1 million from the amortization of the debt discount and issuance costs in connection with the convertible notes, partially offset by $0.6 million from the amortization of a deferred gain from a sales-leaseback transaction in Caswell, U.K. The $39.5 million decrease in cash due to changes in operating assets and liabilities was comprised of a $32.4 million increase in accounts receivable attributable to an increase in revenues and timing of collections, a $16.6 million increase in prepaid expenses and other current assets primarily due to an increase in our non-trade receivables related to the increased volume of business going through our contract manufacturers, a $16.1 million increase in inventories resulting from the receipt of inventory intended for sale in future quarters, partially offset by a $14.1 million increase in accounts payable largely attributable to the timing of purchases and payments to vendors and $11.7 million increase in accrued expenses and other liabilities.
Net cash provided by operating activities for the nine months ended March 26, 2016 was $3.0 million, primarily resulting from non-cash adjustments of $18.6 million, partially offset by a $12.4 million decrease in cash due to changes in operating assets and liabilities and a net loss of $3.3 million. The $18.6 million increase in cash resulting from non-cash adjustments primarily consisted of $12.2 million in depreciation and amortization, $6.4 million of expense related to stock-based compensation and $0.6 million from the amortization of the debt discount and issuance costs in connection with the convertible notes, partially offset by $0.6 million from the amortization of a deferred gain from a sales-leaseback transaction in Caswell, U.K. The $12.4 million decrease in cash due to changes in operating assets and liabilities was comprised of a $13.0 million increase in accounts receivable attributable to an increase in revenues and timing of collections, a $7.6 million increase in inventories resulting from the receipt of inventory intended for sale in future quarters, partially offset by a $6.0 million increase in accrued expenses and other liabilities, a $1.4 million increase in accounts payable largely attributable to the timing of purchases and payments to vendors, and a $0.5 million decrease in prepaid expenses and other current assets.

Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended April 1, 2017 was $81.8 million, consisting of $41.8 million of capital expenditures and $40.0 million of purchases of available-for-sale short-term investments.
Net cash used in investing activities for the nine months ended March 26, 2016 was $9.9 million, consisting of $12.4 million of capital expenditures, partially offset by a $2.5 million reduction in restricted cash.

Cash Flows from Financing Activities
Net cash provided by financing activities for the nine months ended April 1, 2017 was $134.1 million, primarily consisting of $135.2 million in proceeds relating to the offering, issuance and sale of 17,250,000 shares of our common stock and $4.5 million in proceeds from the exercise of stock options, partially offset by $3.7 million related to shares repurchased for tax withholdings on vesting of restricted stock units and $1.9 million in payments on capital lease obligations.
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

Future Cash Requirements
As of April 1, 2017, we held $254.8 million in cash, cash equivalents, short-term investments and restricted cash, comprised of $214.1 million in cash and cash equivalents, $40.0 million in short-term investments and $0.7 million in restricted cash (excluding $0.4 million of restricted cash in other non-current assets); and we had working capital of $366.7 million.
Based on our current cash and cash equivalent balances, we believe that we have sufficient funds to support our operations through the next 12 months, including approximately $25.0 million of capital expenditures that we expect to incur through the remainder of the current fiscal year.
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
As of April 1, 2017, $60.1 million of the $254.8 million of our cash, cash equivalents, restricted cash and short-term investments was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay foreign withholding taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for specific entities in China, Germany and Japan where we decided to exit certain businesses in fiscal year 2015.

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
INTEREST RATES
We finance our operations through a mixture of issuances of equity and debt securities, capital leases and working capital. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed through our capital leases. At April 1, 2017, there was $3.9 million outstanding under capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense by less than $0.1 million.
We monitor our interest rate risk on cash balances primarily through cash flow forecasting. We believe our current interest rate risk is immaterial.
FOREIGN CURRENCY
As our business is multinational in scope, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. We expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in U.K. pounds sterling and the Japanese yen. Fluctuations in the exchange rate between the U.S. dollar, the U.K. pound sterling, the Japanese yen and, to a lesser extent, other currencies utilized by us to collect revenues and pay expenses could affect our operating results. This includes the Chinese yuan and the Euro, which we utilize to pay expenses in connection with operating our facilities in Shenzhen and Shanghai, China; and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.
As of April 1, 2017, our U.K. subsidiary had $102.3 million, net, in U.S. dollar denominated operating intercompany payables, $37.2 million in U.S. dollar denominated accounts receivable, net of accounts payable, related to sales to external customers and purchases from suppliers, and $42.7 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $2.2 million (U.S. dollar weakening), or loss of $2.2 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
As of April 1, 2017, our Japan subsidiary had $4.3 million, net, in U.S. dollar denominated operating intercompany receivables, $13.2 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $21.6 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $1.3 million (U.S. dollar weakening), or loss of $1.3 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
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
During the three and nine months ended April 1, 2017, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarter in which they were opened. In connection with these hedges, during the three and nine months ended April 1, 2017, we recorded a gain of $0.3 million and a loss of $0.2 million, respectively, in our condensed consolidated statement of operations. As of April 1, 2017, we did not have any outstanding foreign currency forward contracts.
BANK LIQUIDITY RISK
As of April 1, 2017, we have approximately $67.8 million in cash, excluding money market funds, held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred any losses and have had full access to our operating accounts. See Note 3, Balance Sheet Details. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2017. The term “disclosure controls and procedures,” as defined in Rules13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 1, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the three months ended April 1, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Overview
In the ordinary course of business, we are involved in various legal proceedings, and we anticipate that additional actions will be brought against us in the future. The most significant of these proceedings is described below. This legal proceeding, as well as other matters, involve various aspects of our business and a variety of claims in various jurisdictions. Complex legal proceedings frequently extend for several years, and a number of the matters pending against us are at very early stages of the legal process. As a result, some pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to determine whether the proceeding is material to us or to estimate a range of possible loss, if any. Unless otherwise disclosed, we are unable to estimate the possible loss or range of loss for the legal proceeding described below. While it is not possible to accurately predict or determine the eventual outcome of this item, an adverse determination in the item currently pending could have a material adverse effect on our results of operations, financial position or cash flows.
Kunst Worker Compensation Matter
On June 18, 2015, Gerald Kunst, or Kunst, filed a civil suit against us and Travelers Property Casualty Company of America, or Travelers, in Massachusetts Superior Court, Civil Action No. SUCV2015-01818F. Travelers is our general liability insurance carrier. The complaint filed by Kunst, an employee of a third party service provider, alleges that he was injured while performing air conditioning repair services on the premises of our Acton, Massachusetts facility and seeks judgment in an amount to be determined by the court or jury, together with interest and costs. On July 24, 2015, we filed an answer to the complaint, which included our affirmative defenses. A pretrial conference is scheduled for June 14, 2017. We intend to vigorously defend against this litigation.

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
Many of our new product samples for metro, data center and long haul 100 and 200 gigahertz ("GHz") communication applications have been well received by potential customers of these products. As a result, we anticipate significant backlog for these new generation products. These newer generation products typically will have greater functionality and a smaller footprint, resulting in more complexity in the manufacturing process. This increased complexity may result in lower manufacturing yields or more difficult production to manufacture in volume. If we experience large demand for these products and are unable to manufacture them in sufficient volume, we would fall short of the planned output and revenue targets as we move from low volume sampling to manufacturing for commercial production. In addition, a production ramp for certain products can include a manufacturing transition between two or more locations which carries an inherent risk of delay. For example, we are currently in the process of ramping the production of our 100 Gb/s QSFP28 client side transceivers at our Sagamihara, Japan facility, and through our contract manufacturers Toyo and Fabrinet in Thailand. Our failure to satisfy our customers' demand for these products could result in our customers postponing or canceling orders or seeking alternative suppliers for these products, which would materially impact our revenues and adversely affect our results of operations.

Many of our long-term customer contracts do not commit customers to specified buying levels, and our customers may decrease, cancel or delay their buying levels at any time with little or no advance notice to us.
Many of our customers typically purchase our products pursuant to individual purchase orders or contracts that do not contain purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, and the impact of any such actions may be intensified given our dependence on a small number of large customers. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may cause us to fail to achieve our short-term and long-term financial and operating goals and result in excess and obsolete inventory.
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
During the nine months ended April 1, 2017 and for fiscal years ended July 2, 2016 and June 27, 2015, our three largest customers accounted for 54 percent, 44 percent and 45 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events, government action or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, as discussed below, in early March 2016, we temporarily ceased shipment of products to Zhongxing Telecommunications Equipment Corporation and its subsidiary, ZTE Kangxun Telecommunications Ltd. (collectively, "ZTE"), one of our significant customers, because the U.S. Department of Commerce (the "DOC") imposed additional licensing restrictions.
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
We may not be able to maintain or improve our gross margins, due to slow introductions of new products, pricing pressure from increased competition, the failure to effectively reduce the cost of existing products, the failure to improve our product mix, the potential for future macroeconomic or market volatility reducing sales volumes, changes in customer demand (including a change in product mix between different areas of our business) or other factors. Our gross margins can also be adversely impacted for reasons including, but not limited to, fixed manufacturing costs that would not be expected to decrease in proportion to any decrease in revenues; unfavorable production yields or variances; increases in costs of input parts and materials; the timing of movements in our inventory balances; warranty costs and related returns; changes in foreign currency exchange rates; and possible exposure to inventory valuation reserves. Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goals to maintain profitability and sustainable cash flow from operations.
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
Many of our present and future business activities are subject to licensing by the United States government under the Export Administration Act, the Export Administration Regulations and other laws, regulations and requirements governing international trade and technology transfer. For example, in early March 2016, the DOC amended the Export Administration Regulations ("EAR") and imposed additional licensing restrictions on exports of certain products to ZTE. In response to the DOC's action, we temporarily ceased shipment of products to ZTE. In late March 2016, the DOC created a temporary general license applicable to exports to ZTE, and subsequently granted several extensions, before issuing a final rule on March 29, 2017 in connection with the settlement by ZTE and the U.S. government of certain administrative and criminal charges, eliminating the additional licensing restrictions imposed on ZTE. While the additional licensing restrictions imposed on ZTE have been eliminated, that does not preclude the DOC from imposing future licensing restrictions on ZTE if they violate the EAR or other export laws, or on other Chinese customers with whom we conduct business. Any future action by the U.S. government that precludes us from shipping product to ZTE, or to other customers in China, may have a material adverse impact on our revenues and results of operations.
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
We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. We currently also depend on a limited number of contract manufacturers, principally Fabrinet in Thailand, Venture in Malaysia, Toyo in Japan and Thailand, and eLASER in Taiwan to manufacture certain of our products. Some of these suppliers are our sole sources for certain materials and equipment. We typically have not entered into long-term agreements with our suppliers other than Fabrinet and Venture. As a result, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Some of our suppliers that may be small or under-capitalized may experience financial difficulties that could prevent them from supplying us materials and equipment. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shut downs due to circumstances beyond their control such as earthquakes, floods, fires, labor unrest, political unrest, trade disputes or other natural disasters.
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
Most of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Our manufacturing lines have passed our qualification standards, as well as our technical standards. However, our customers also require that our manufacturing lines pass their specific qualification standards and that we, and any subcontractors that we may use, be registered under international quality standards. In addition, we have in the past, and may in the future, encounter quality control issues as a result of relocating our manufacturing lines or introducing new products to fill production. We may be unable to obtain customer qualification of our manufacturing lines or we may experience delays in obtaining customer qualification of our manufacturing lines. If we introduce new contract manufacturing partners and move any production lines from existing internal or external facilities, the new production lines will likely need to be re-qualified with our customers. Any delays or failure to obtain qualifications would harm our operating results and customer relationships.
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

Failure to properly execute, or realize anticipated cost savings or benefits from, our ongoing information technology initiatives could have an adverse effect on our operating results and financial condition.

Our success is partly dependent upon properly executing, and realizing cost savings or other planned benefits from, our ongoing information technology initiatives. These initiatives are primarily designed to make our global manufacturing, supply chain, and logistics processes more efficient and robust, which is necessary in the highly competitive industry in which we operate. Failure to implement these complex initiatives properly, within budget and on a timely basis may, in addition to not meeting projected cost savings or planned benefits, result in a material interruption of product shipments, manufacturing, supply chain, logistics, customer service or accounting functions. Any of these results could have a material adverse effect on our operating results and financial condition.
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
We intend to continue to export the products manufactured at our Shenzhen facility. Under current regulations, upon application and approval by the relevant governmental authorities, we will not be subject to certain Chinese taxes and will be exempt from certain duties on imported materials that are used in the manufacturing process and subsequently exported from China as finished products. However, Chinese trade regulations are subject to frequent change, and we may become subject to other forms of taxation and duties in China or may be required to pay export fees in the future, particularly if the status of the free trade zone in Shenzhen changes in the future. In the event that we become subject to new forms of taxation or export fees in China, our business and results of operations could be materially adversely affected. We may also be required to expend greater amounts than we currently anticipate in connection with increasing production at our Shenzhen facility. Any one of the factors cited above, or a combination of them, could result in unanticipated costs or interruptions in production, which could materially and adversely affect our business.
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
For the nine months ended April 1, 2017 and the fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014, 12 percent, 15 percent, 16 percent and 11 percent of our revenues, respectively, were derived from sales to customers located in the United States and 88 percent, 85 percent, 84 percent and 89 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

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
The market price of our common stock has been, and is likely to continue to be, highly volatile. For example, between July 3, 2016 and April 1, 2017, the market price of our common stock ranged from a low of $4.58 per share to a high of $11.30 per share. Many factors could cause the market price of our common stock to rise and fall.
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
In connection with certain of our past acquisitions and the conversion of our convertible notes, we have issued shares of our common stock. The issuance of these shares has diluted our existing stockholders and their subsequent sale could potentially have a negative impact on our stock price.
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
We have historically incurred losses and negative cash flows from operations since our inception. As of April 1, 2017, we had an accumulated deficit of $1,273.8 million. Although we achieved income from continuing operations during the nine months ended April 1, 2017 and the year ended July 2, 2016, we incurred losses from continuing operations for the years ended June 27, 2015 and June 28, 2014 of $48.2 million and $102.1 million, respectively.
As of April 1, 2017, we held $254.8 million in cash, cash equivalents, short-term investments and restricted cash, comprised of $214.1 million in cash and cash equivalents, $40.0 million in short-term investments and $0.7 million in short-term restricted cash; and we had working capital, including cash, of $366.7 million. At April 1, 2017, we had debt of $3.9 million, consisting of capital leases.
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
For instance, while we incurred minimal restructuring charges in fiscal year 2017 and 2016, during fiscal years 2015 and 2014, we incurred $2.5 million and $3.5 million in restructuring charges, respectively, in connection with the transition of certain portions of our Shenzhen, China assembly and test operations to Venture. In addition, during fiscal years 2015 and 2014, we incurred $4.0 million and $13.2 million, respectively, in restructuring charges in connection with the restructuring plan we initiated in the first quarter of fiscal year 2014 to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies.
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
As of April 1, 2017, we had $0.8 million in other intangible assets and $100.5 million of property and equipment, net on our condensed consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the other intangible assets and the implied fair value of the other intangible assets in the period in which such determination is made. The testing of other intangible assets for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.
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

OCLARO, INC. (Registrant)

May 8, 2017	By:	/s/ GREG DOUGHERTY
Greg Dougherty Chief Executive Officer (Principal Executive Officer)

May 8, 2017	By:	/s/ PETE MANGAN
Pete Mangan Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1 (1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2 (1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
10.1 (1)(2)	Offer Letter of Craig Cocchi, Executive Vice President, Global Operations, dated March 7, 2017.
10.2 (1)(2)	Amendment to Offer Letter of Craig Cocchi, Chief Operating Officer, dated April 10, 2017.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.