Form 10-K
period 2017-07-01
OCLARO, INC.
filed 2017-08-18
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JULY 1, 2017
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was $1,463,850,517 based on the last reported sale price of the registrant’s common stock on December 30, 2016 as reported by the NASDAQ Global Select Market ($8.95 per share). As of August 14, 2017, there were 168,660,831 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders, which will be filed on or before October 30, 2017. With the exception of the sections of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders specifically incorporated herein by reference, the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders is not deemed to be filed as part of this Form 10-K.

OCLARO, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JULY 1, 2017

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (the “Annual Report”) and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” “model,” "objective," and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) the absence of long-term purchase commitments from many of our long-term customers, (ii) our dependence on a limited number of customers for a significant percentage of our revenues, (iii) competition and pricing pressure, (iv) our ability to respond to evolving technologies, customer requirements and demands, and product design challenges, (v) our ability to meet or exceed our gross margin expectations, (vi) the effects of fluctuations in foreign currency exchange rates, (vii) our ability to timely develop, commercialize and ramp the production of new products to customer required volumes, (viii) our manufacturing yields, (ix) the risks associated with delays, disruptions or quality control problems in manufacturing, (x) our ability to enter into agreements with our customers on favorable terms, (xi) our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses, (xii) our ability to properly execute, or realize anticipated cost savings or benefits from, our ongoing information technology initiatives, (xiii) our ability to effectively manage our inventory, (xiv) our dependence on a limited number of suppliers and key contract manufacturers, (xv) the impact of financial market and general economic conditions in the industries in which we operate and any resulting reduction in demand for our products, (xvi) our ability to protect our intellectual property rights, (xvii) our ability to continue increasing the percentage of sales associated with our new products, (xviii) our ability to have our manufacturing lines qualified by our customers (xix) the outcome of pending litigation against us, and (xx) other factors described in other documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned "Business," "Risk Factors," and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report and the documents incorporated herein by reference.
As used herein, “Oclaro,” “we,” “our,” and similar terms include Oclaro, Inc. and its subsidiaries, unless the context indicates otherwise.

PART I
Item 1. Business
Overview of Oclaro
During our fiscal year 2017, we were one of the leading providers of optical components and modules for the long-haul, metro and data center markets. Leveraging more than three decades of laser technology innovation and photonics integration, we provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications.
Corporate Information
We were incorporated in Delaware in June 2004. On September 10, 2004, we became the publicly traded parent company of the Oclaro Technology Ltd (formerly Bookham Technology plc) group of companies, including Oclaro Technology Ltd, a limited company incorporated under the laws of England and Wales whose stock was previously traded on the London Stock Exchange and the NASDAQ National Market under the Bookham name. Effective January 3, 2011, our common stock was traded on the NASDAQ Global Select Market under the symbol “OCLR.”
Our principal executive offices are located at 225 Charcot Avenue, San Jose, California 95131, and our telephone number at that location is (408) 383-1400. We maintain a web site with the address www.oclaro.com. Our website includes links to our Code of Business Conduct and Ethics and our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee charters. We did not waive any provisions of our Code of Business Conduct and Ethics during the year ended July 1, 2017. We are not including the information contained in our website or any information that may be accessed through our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge, through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practical after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). Any document we file with the SEC, may be inspected, without charge, at the SEC’s public reference room at 100 F Street NE, Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330 or at the SEC’s internet address at http://www.sec.gov (the information contained in the SEC’s website is not intended to be a part of this filing).
Our Business
We are a supplier of core optical network technology to leading telecommunications and data communications equipment companies and to datacenter and network operators worldwide. We target communications equipment manufacturers that integrate our optical technology into the switching, routing and transport systems they offer to the global service and content providers that are building, upgrading and operating high-performance optical networks. Service and content providers are increasingly demanding greater levels of network capacity from their communications equipment suppliers, our primary customers, in order to meet their rapidly growing network bandwidth requirements. This capacity need is being driven by bandwidth intensive applications and devices that are at the access or edge of the network, such as all forms of mobile devices, streaming video, social media and cloud computing.
The optical communications market has started to expand beyond a small number of very large service providers, and is now transitioning to a variety of open and captive networks created solely for in house use by large video services, search engines and companies offering a variety of cloud computing services. We believe that the trend toward an increase in demand for optical solutions, which increase network capacity, is in response to growing bandwidth demand driven by increased transmission of video, voice and data over optical communications networks. Service providers also seek to decrease the total cost of ownership of their networks. Many of our advanced optical solutions are implemented in emerging network architectures, helping to provide a level of flexibility and responsiveness that enables savings in both operational and capital expenses. The rapid development of network infrastructure underway in developing countries is also driving growth in demand for optical solutions. Increasingly, internet content providers with their own wide area networks have similar requirements and are also becoming customers for our optical network products. We design, manufacture and market optical components, modules and subsystems that generate, detect, combine and separate light signals in optical communications networks. During fiscal year 2017, we were a leading supplier of optical products at the component level, including tunable lasers, external modulators, integrated lasers and modulators and receivers. During fiscal year 2017, we were also a leading supplier of products at the module and subsystem levels, including transceivers, transponders and controlled subsystems. Many of our products enable increased flexibility in optical communications networks, making the networks more dynamic in nature. We supply transmission products at the component level and the module level into 10 gigabits per second ("Gb/s"), 100 Gb/s, 200 Gb/s and 400 Gb/s optical coherent communications solutions.
Additionally, in data communications ("datacom"), enterprises and institutions such as data centers have grown in complexity as they manage the rapidly escalating demands for increased bandwidth and diverse types of data driven through the consumerization of information technology and the transition to Software as a Service ("SaaS") services. These next generation architectures, such as hyperscale data centers, require very high speed interconnects to support intensive data traffic within and between corporate data centers. The providers of hyperscale data centers are upgrading and deploying their own high speed local, storage and wide-area networks, also called LANs, SANs and WANs, respectively. These deployments increase the ability to utilize high-bandwidth applications that are growing in importance to their organizations and also increase utilization across telecommunications networks as this traffic leaves the LANs, SANs and WANs and travels over the network service providers’ edge and core networks. We are a leading supplier of client-side and short reach optical transceivers operating over single-mode fiber at 10 Gb/s, 25 Gb/s and 100-400 Gb/s into datacom and enterprise solutions.
Demand for mobile connectivity is increasing rapidly across a growing range of devices, from phones to tablet computers. Mobile infrastructure providers wishing to enable consumers to use bandwidth intensive applications such as video streaming must implement optical solutions from the mast head to a remote terminal and/or central office. We are a supplier of optical transceivers at speeds up to 100 Gb/s into the wireless fronthaul and backhaul market.
For the years ended July 1, 2017, July 2, 2016 and June 27, 2015, our revenues were $601.0 million, $407.9 million and $341.3 million, respectively. We had net income of $127.9 million and $8.6 million for the years ended July 1, 2017 and July 2, 2016, respectively, and incurred a net loss of $56.7 million for the year ended June 27, 2015. As of July 1, 2017, July 2, 2016 and June 27, 2015, our total assets were $665.1 million, $359.0 million and 325.9 million, respectively.
Competitive Differentiation
We believe that demonstrating the following competitive strengths will continue to be important to maintain and reinforce our position as a leading provider of core optical network components, modules and subsystems:

•
Optical Technology Leadership. We have extensive expertise in optical technologies including optoelectronic semiconductors, electronics design, firmware and software capabilities. Our expertise includes III-V optoelectronic semiconductors utilizing indium phosphide ("InP") and Lithium Niobate substrates. As of July 1, 2017, we have approximately 1,000 issued patents. Our intellectual property ("IP") portfolio represents a significant investment in the optical industry over the past 30 years. We believe our commitment to the optical industry and our IP and know-how represents a differentiated value proposition for our customers. We are a leading supplier in many of our metro and long-haul telecom and 100 Gb/s datacom product markets.

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

•
Vertically Integrated Approach. Our wafer fabrication facilities in the U.K., Japan and Italy position us to introduce product innovations delivering optical network cost and performance advantages to our customers. We believe that the combination of our in-house control of the product life-cycle process with the scalability and flexibility of our contract manufacturers enables us to respond more quickly to changing customer requirements, allowing our customers to reduce the time it takes them to deliver products to market. We operate back-end assembly and test facilities in China and Japan. We believe that our ability to deliver innovative technologies in a variety of vertical form factors, ranging from chip level to module level to subsystem level, allows us to address the needs of a broad base of potential customers regardless of their desired level of product integration or complexity.

•
Flexibility and Responsiveness to Customers. We believe that providing innovative solutions to enhance our customers’ ease of doing business is critical to success, and this is at the core of our strategy. This includes exhibiting high standards of flexibility and quality and the ability to provide products ranging from standard components to advanced subsystems designed in partnership with our customers. We are a leading supplier of optical products at the component level, including tunable lasers, external modulators, integrated lasers and modulators and receivers. We are also a leading supplier of products at the module level, primarily in the form of transceivers or transponders.

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

•
Capture Share in New and Emerging Web 2.0 and Data Center Markets. The emerging data center and Web 2.0 markets are two of the fastest growing segments in optical communications, both in terms of capital network equipment investment and growth of high data rate optical transceivers. To support the higher data rates needed, single mode fiber is the connectivity media of choice for greenfield data centers, maximizing the operators’ return on investment. We believe we are ideally positioned with our technology to support a broad portfolio of high speed discrete lasers, receivers, optical sub-assemblies and transceivers, and supporting these market segments is a key strategic initiative for us as we move forward.

•
Extend Optical Product Differentiation. We plan to continue to invest in optical innovation in order to power the infrastructure required to serve the rapidly growing demand for bandwidth. Our photonic integration capability enables additional functionality of our products and we plan to continue to leverage this advantage to advance the implementation of optical technologies in the network. We also plan to evaluate acquisitions of and investments in complementary businesses, products or technologies in order to continuously improve our solutions for customers.

•
Match Global Engineering and Manufacturing Resources with Customer Demands. We believe our global engineering and manufacturing infrastructure enables us to deliver cost-effective solutions for our customers and meet our time to market objectives. Our use of contract manufacturers, primarily in Southeast Asia, to augment our internal manufacturing capabilities, provides us with an effective cost base and enables us to dynamically manage our production in the face of varying customer demand. We continually evaluate the capabilities of additional potential contract manufacturing partners to ensure we have a scalable and cost effective manufacturing strategy appropriate for achieving our business objectives over a long-term horizon.

•
Expand Position with Tier One Customers Through Technology Innovation and Manufacturing Flexibility. We believe we are a market leader in many of the market segments we address. Our combination of technology innovation and manufacturing flexibility is designed to enable us to deliver low-latency, high-performance products to our customers. We believe our customer-centric strategy will enable us to continue to gain share in our markets by innovating in partnership with our customers and delivering cost-effective solutions to them.

•
In the Future We May Consider the Use of Strategic Investments, Acquisitions and Divestitures to Maintain an Optical Leadership Position. Our industry has historically been fragmented and characterized by large numbers of competitors, but in recent years has experienced increasing levels of consolidation. In addition to our internal development capabilities, we have used acquisitions as a means to enhance our scale, obtain critical technologies and enter new markets. We have historically expanded our business through acquisitions where we have seen an opportunity to enhance scale, broaden our product offerings or integrate new technology. Our July 2012 acquisition of Opnext, Inc. ("Opnext") was consistent with this strategy. In addition, we have participated in significant merger and acquisition activities in the past, including our merger with Avanex in April 2009. The divestitures of our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business (the “Zurich Business”) in September 2013, our optical amplifier and micro-optics business (the "Amplifier Business") in November 2013 and our industrial and consumer business based in Komoro, Japan (the "Komoro Business") in October 2014 were examples of transactions that enabled us to maintain strategic competitive focus. In the future, we may make strategic investments or acquire companies or businesses to extend or reinforce our position.

Our Product Offerings

•
Client Side Transceivers. Our pluggable transceiver portfolio includes fixed wavelength XFP and SFP+ at 10 Gb/s; CFP at 40 Gb/s; CFP, CFP2, CFP4 and QSFP28 at 100 Gb/s; and CFP8 at 400 Gb/s. These package form factors support different link distances based on different optical connectors and media types, in both industry standard and proprietary optical specifications. These link distances typically go from 2 kilometers to 100 kilometers, depending on the laser and receiver technology utilized.

•
Line Side Transceivers. We believe the photonic integration of our internal components represents a differentiator and a competitive advantage in our 10 Gb/s tunable XFP and tunable SFP+ products. We were the first company to supply coherent CFP2 transceivers at 100 Gb/s and 250 Gb/s. Our internal device and sub-assembly technology enables our customers to provide coherent pluggable 100 Gb/s and 200 Gb/s solutions for metro and long haul networks.

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

•
Lithium niobate modulators. Our lithium niobate external modulators are optical devices that manipulate the phase or the amplitude of an optical signal. Their primary function is to transfer information on an optical carrier by modulating the light. These devices externally modulate the lasers of discrete transmitter products including, but not limited to, our own standalone laser products. We are leaders in the market for 100 Gb/s and 200 Gb/s modulators for coherent applications. We also supply a 400 Gb/s modulator for coherent applications.

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

The following table sets forth our revenues by product group for the periods indicated:

	Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(Thousands)
100 Gb/s transmission modules	$457,975	$228,619	$119,276
40 Gb/s and lower transmission modules	142,993	179,295	212,636
Industrial and consumer	—	—	9,364
	$600,968	$407,914	$341,276
Customers, Sales and Marketing
We believe it is essential to maintain a comprehensive and capable sales and marketing organization. As of July 1, 2017, our sales and marketing organization, which included our direct sales force, customer service, marketing communications and product line specific marketing employees, totaled 81 people in Canada, China, Germany, Italy, Japan, Malaysia, the United Kingdom and the United States. In addition to our direct sales and marketing organization, we also sell and market our products through international sales representatives and resellers that extend our commercial reach to smaller geographic locations and customers that are not currently covered by our direct sales and marketing efforts.
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
Our customers include ADVA Optical Networking ("ADVA"); Amazon.com, Inc.; Ciena Corporation ("Ciena"); Cisco Systems, Inc. ("Cisco"); Coriant GmbH ("Coriant"); Google Inc.; Huawei Technologies Co. Ltd ("Huawei"); Juniper Networks, Inc.; Nokia/Alcatel-Lucent; and ZTE Corporation ("ZTE").
For the fiscal year ended July 1, 2017, Cisco accounted for 18 percent, ZTE accounted for 18 percent, Huawei accounted for 15 percent and Nokia/Alcatel-Lucent (Alcatel-Lucent was acquired by Nokia in 2016) accounted for 12 percent of our revenues.

Our customers are primarily network equipment manufacturers of telecommunications and datacom systems and hyperscale data center operators.
The following table sets forth our revenues by geographic region for the periods indicated, determined based on the country or region to which the products were shipped:

	Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(Thousands)
Asia-Pacific:
China	$227,897	$167,229	$105,516
Thailand	97,808	11,161	3,676
Malaysia	20,965	31,823	47,335
Other Asia-Pacific	15,776	6,665	3,134
Total Asia-Pacific	$362,446	$216,878	$159,661

Americas:
United States	$82,516	$63,158	$54,017
Mexico	43,122	46,385	40,900
Other Americas	35,170	6,901	6,782
Total Americas	$160,808	$116,444	$101,699

EMEA:
Italy	$32,926	$27,249	$25,034
Germany	14,221	21,284	25,825
Other EMEA	21,050	18,918	20,640
Total EMEA	$68,197	$67,451	$71,499

Japan	$9,517	$7,141	$8,417

Total revenues	$600,968	$407,914	$341,276
Manufacturing
We have wafer fabrication facilities in Caswell, U.K.; Sagamihara, Japan; and San Donato, Italy. We also have facilities in Shenzhen, China and Sagamihara, Japan where we perform assembly and test operations. In our San Donato, Italy facility we also manufacture lithium niobate modulators; and in our Sagamihara facility we also perform assembly and test operations for our 100 Gb/s client side transceivers. We believe that innovation at the wafer and fab level is a key differentiator in optical components and we are positioned accordingly. We also use third-party contract manufacturers in Asia, and continually evaluate the capabilities of additional potential contract manufacturing partners to ensure we have a scalable and cost effective manufacturing strategy appropriate for executing our business objectives over a long-term horizon.
We believe our wafer fabrication facilities position us well to introduce product innovations delivering optical network cost and performance advantages to our customers. We also believe that our ability to deliver innovative technologies in a variety of form factors, ranging from chip level to module level to subsystem level, allows us to address the needs of a broad base of potential customers regardless of their desired level of product integration or complexity.
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
As of July 1, 2017, our manufacturing organization was comprised of 1,363 people.
Research and Development
We draw upon our internal development and manufacturing capabilities to continue to create innovative solutions for our customers. We believe that continued focus on the development of our technology, and cost reduction of existing products through design enhancements, are critical to our future competitive success. We seek to expand and develop our products to reduce cost, improve performance and address new market opportunities, and to enhance our manufacturing processes to reduce production costs, provide increased device performance and reduce product time to market.
We have significant expertise in optical technologies such as optoelectronic semiconductors utilizing InP, lithium niobate substrates and micro-optic assembly and packaging technology. In addition to these technologies, we also have electronics design, firmware and software capabilities to produce transceivers and transponders. We will also consider supplementing our in-house technical capabilities with strategic alliances or technology development arrangements with third parties when we deem appropriate. We spent $57.1 million, $46.1 million and $46.4 million on research and development during the years ended July 1, 2017, July 2, 2016 and June 27, 2015, respectively. As of July 1, 2017, our research and development organization was comprised of 282 people.
Our research and development facilities are in China, Italy, Japan, the United Kingdom and the United States. These facilities include computer-aided design stations, modern laboratories and automated test equipment. Our research and development organization has optical and electronic integration expertise that facilitates meeting customer-specific requirements as they arise.
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
We have a substantial number of patents in the United States and other countries, and additional applications are pending. These relate to technology that we have obtained from our acquisitions of businesses and companies in addition to our own internally developed technology. As of July 1, 2017, we held approximately 1,000 issued patents worldwide, with additional patent applications pending in various jurisdictions. Although our business is not materially dependent upon any one patent, our rights and the products made and sold under our patents, taken as a whole, are a significant element of our business. We maintain an active program designed to identify technology appropriate for patent protection.
We require employees and consultants to execute appropriate non-disclosure and proprietary rights agreements. These agreements acknowledge our exclusive ownership of intellectual property developed for us and require that all proprietary information disclosed remain confidential. While such agreements are intended to be binding, we may not be able to enforce these agreements in all jurisdictions. Although we continue to take steps to identify and protect our patentable technology and to obtain and protect proprietary rights to our technology, we cannot be certain the steps we have taken will prevent misappropriation of our technology, especially in certain countries where the legal protections of intellectual property are still developing. We may take legal action to enforce our patents and trademarks and other intellectual property rights. However, legal action may not always be successful or appropriate, and may be costly. Further, situations may arise in which we may decide to grant intellectual property licenses to third parties, in which case other parties will be able to exploit our technology in the marketplace.
We enter into patent and technology licensing agreements with other companies when management determines that it is in our best interest to do so. For example, see our risk factor “Our products may infringe the intellectual property rights of others, which could result in expensive litigation or require us to obtain a license to use the technology from third parties, or we may be prohibited from selling certain products in the future” appearing in Item 1A of this Annual Report. These may result in net royalties payable to us by third parties or by us to third parties. However, royalties received from or paid to third parties to date have not been material to our consolidated results of operations.
In the normal course of business, we periodically receive and make inquiries regarding possible patent infringement. In dealing with such inquiries, it may become necessary or useful for us to obtain or grant licenses or other rights. However, there can be no assurance that such licenses or rights will be available to us on commercially reasonable terms, or at all. If we are not able to resolve or settle claims, obtain necessary licenses on commercially reasonable terms, and/or successfully prosecute or defend our position, our business, financial condition and results of operations could be materially adversely affected.
Competition
The optical communications markets are rapidly evolving. We expect these markets to continue to be highly competitive because of the available capacity and number of competitors. We compete with domestic and international companies, many of which have substantially greater financial and other resources than we do. As of July 1, 2017, we believe that our principal competitors in the optical subsystems, modules and components industry include Acacia Communications, Inc., Applied Optoelectronics, Inc., Finisar Corporation ("Finisar"), Fujitsu Limited ("Fujitsu"), InnoLight Technology Ltd., Lumentum Holdings Inc., NeoPhotonics Corporation ("NeoPhotonics"), Source Photonics Inc. and Sumitomo Electric Industries, Ltd. The principal competitive factors upon which we compete include breadth of product line, availability, performance, product reliability, innovation and selling price. We seek to differentiate ourselves from our competitors by offering high levels of customer value through collaborative product design, technology innovation, manufacturing capabilities, optical/mechanical performance, intelligent features for configuration, control and monitoring, multi-function integration and overall customization. There can be no assurance that we will continue to compete favorably with respect to these factors. We encounter substantial competition in most of our markets, although no one competitor competes with us across all product lines or markets.
Consolidation in the optical systems and components industry has intensified the competitive pressures that we face. For example, ADVA announced the acquisition of MRV Communications, Inc. in 2017, Fujitsu announced the acquisition of a 51 percent stake in FITEC Corp. in 2017, APAT Optoelectronics acquired the access and low speed transceiver business from NeoPhotonics in 2017, Avago acquired Broadcom Corp. in 2016, Nokia acquired Alcatel-Lucent in 2016, Ciena acquired Cyan Inc. in 2015, NeoPhotonics acquired the tunable laser product line of Emcore Corporation in 2015, Finisar acquired u2t Photonics AG in 2014 and Avago acquired CyOptics, Inc. in 2013.
We also face competition from companies that may expand into our industry and introduce additional competitive products. Existing and potential customers are also our potential competitors. These customers may internally develop or acquire additional competitive products or technologies, which may cause them to reduce or cease their purchases from us (for example, Cisco's acquisition of Lightwire, Inc., Ciena's acquisition of TeraXion, and Juniper Networks' acquisition of Aurrion, Inc.).
Long-Lived Tangible Assets
The following table sets forth our long-lived tangible assets, which consists of our property and equipment, by geographic area as of the dates indicated:

	July 1, 2017	July 2, 2016	June 27, 2015
	(Thousands)
United States	$11,057	$1,985	$1,581

Japan	$49,843	$32,244	$16,698
China	25,010	12,456	8,046
Malaysia	10,521	5,307	2,185
United Kingdom	8,174	5,783	6,965
Rest of world	9,728	7,270	6,291
Total long-lived assets outside the United States	$103,276	$63,060	$40,185

Total long-lived assets	$114,333	$65,045	$41,766

Employees
As of July 1, 2017, we employed 1,876 people, comprising 282 in research and development, 1,363 in manufacturing, 81 in sales and marketing, and 150 in general and administration. In Italy, 199 employees belong to local collective bargaining/professional guilds. None of our other employees are subject to collective bargaining agreements.

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
During the fiscal years ended July 1, 2017, July 2, 2016 and June 27, 2015, our three largest customers accounted for 50 percent, 44 percent and 45 percent of our revenues, respectively. Because we rely on a limited number of customers for significant percentages of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to market conditions, catastrophic events, government action or otherwise) could have a materially adverse impact on our financial conditions and results of operations. For example, as discussed below, in early March 2016, we temporarily ceased shipment of products to Zhongxing Telecommunications Equipment Corporation and its subsidiary, ZTE Kangxun Telecommunications Ltd. (collectively, "ZTE"), one of our significant customers, because the U.S. Department of Commerce (the "DOC") imposed additional licensing restrictions.
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

Some of our current competitors, as well as some of our potential competitors in adjacent industries such as semiconductors and data communications, have longer operating histories, greater name recognition, broader customer relationships and industry alliances and substantially greater financial, technical and marketing resources than we do. Our competitors and new Chinese companies are establishing manufacturing operations in China and other Asian countries to take advantage of comparatively low manufacturing costs.
In addition, network equipment manufacturers and service providers may decide to design and manufacture the optical module and subsystems portions of their products in-house, rather than outsourcing to companies like us. This type of product disaggregation could result in lower revenues and materially and adversely affect our business model.
All of these risks may be increased if the market were to further consolidate through mergers or other business combinations between our competitors. We may not be able to compete successfully with our competitors and aggressive competition in the market may result in lower prices for our products, fewer design wins and/or decreased gross margins. Any such development could have a material adverse effect on our business, financial condition and results of operations.
Customer requirements for new products are increasingly challenging, which could lead to significant executional risk in designing and manufacturing such products.
Across the entire network, our customers are demanding increased performance from our products, at lower prices and in smaller and lower power designs. These requirements stretch the capabilities of our optical chips, packages and electronics to the limit of technical feasibility. In addition, these demands are often customer specific, leading to numerous product variations and increased costs. We enter our new product introduction process with clear performance and cost goals. Because of the complexity of design requirements, executing on these goals is becoming increasingly difficult and less predictable. These difficulties could result in product sampling delays and/or missing targets on key specifications and customer requirements, leading to design losses. Our failure to meet our customers' technical and performance requirements for these products could result in our customers seeking alternative suppliers for these products, or increased costs to us, either of which would adversely affect our results of operations.
We may not be able to maintain or improve gross margin levels.
We may not be able to maintain or improve our gross margins, due to slow introductions of new products, pricing pressure from increased competition, the failure to effectively reduce the cost of existing products, the failure to improve our product mix, the potential for future macroeconomic or market volatility reducing sales volumes, changes in customer demand (including a change in product mix between different areas of our business) or other factors. Our gross margins can also be adversely impacted for reasons including, but not limited to, fixed manufacturing costs that would not be expected to decrease in proportion to any decrease in revenues; unfavorable production yields or variances; increases in costs of input parts and materials; the timing of movements in our inventory balances; warranty costs and related returns; changes in foreign currency exchange rates; and possible exposure to inventory reserves. Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goals to maintain profitability and sustainable cash flow from operations.
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
Fluctuations in the exchange rate between these currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. For example, on June 23, 2016, the U.K. citizens voted in a referendum to exit the European Union, which resulted in a sharp decline in the value of the British pound, which may impact our future manufacturing overhead and operating expenses. Also during fiscal year 2017, the Japanese yen depreciated approximately 10 percent relative to the U.S. dollar, impacting our manufacturing overhead and operating expenses. If the U.S. dollar appreciates or depreciates relative to the U.K. pound sterling and/or Japanese yen in the future, our future operating results may be materially impacted. Additional exposure could also result should the exchange rate between the U.S. dollar and the Chinese yuan or the Euro vary more significantly than they have to date.
We periodically engage in currency hedging transactions in an effort to cover some of our exposure to U.S. dollar to U.K. pound sterling and Japanese Yen currency fluctuations, and we may be required to convert currencies to meet our obligations. Our hedging contracts currently do not exceed 90 days. These transactions may not operate to fully hedge our exposure to currency fluctuations, and under certain circumstances, these transactions could have an adverse effect on our financial condition.

We may not be able to ramp the production of our new products to customer required volumes, which could result in delayed or lost revenue.
Many of our new product samples for metro, data center and long haul 100 and 200 gigahertz ("GHz") communication applications have been well received by potential customers of these products. As a result, we anticipate significant backlog for these new generation products. These newer generation products typically will have greater functionality and a smaller footprint, resulting in more complexity in the manufacturing process. This increased complexity may result in lower manufacturing yields or more difficulty manufacturing them in volume. If we experience large demand for these products and are unable to manufacture them in sufficient volume, we would fall short of our planned output and revenue targets as we move from low volume sampling to manufacturing for commercial production. In addition, a production ramp for certain products can include a manufacturing transition between two or more locations which carries an inherent risk of delay. For example, we are currently in the process of ramping the production of our 100 Gb/s QSFP28 client side transceivers at our Sagamihara, Japan facility, in coordination with our contract manufacturers Toyo and Fabrinet in Thailand. Our failure to satisfy our customers' demand for these products could result in our customers postponing or canceling orders or seeking alternative suppliers for these products, which would materially harm our revenues and adversely affect our results of operations.
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
We also presently manufacture products in China and Thailand that require licenses. The profitable operations of our business may require the continuity of these licenses and may require further licenses and approvals for future products in these and other countries. However, there is no certainty to the continuity of these licenses, nor that further desired licenses and approvals may be obtained. The failure to obtain or retain such licenses may materially harm our revenues and results of operations.
Changes to our enterprise resource planning system and other key software applications could cause unexpected problems to occur and disrupt the management of our business.
We are currently in the process of performing an upgrade to our enterprise resource planning system (“ERP”), and other management information systems which are critical to the operational, accounting and financial functions of our company. At July 1, 2017, we have invested $9.4 million towards our ERP system, and significant management attention and resources will continue to be used to facilitate the extensive planning required to support the effective implementation of these initiatives. In addition, we may experience operating or reporting disruptions when converting to our new ERP system, including limitations on our ability to deliver and bill for customer shipments, project our inventory requirements, manage our supply chain, maintain current and complete books and records, maintain an effective internal control environment and meet external reporting deadlines.  These or other difficulties could materially and adversely impact our ability to manage our business as well as the accuracy and timely reporting of our operating results.
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
We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. We currently also depend on a limited number of contract manufacturers, principally Fabrinet in Thailand, Venture Corporation Limited ("Venture") in Malaysia, Toyo in Japan and Thailand, and eLASER in Taiwan, to manufacture certain of our products. Some of these suppliers are our sole sources for certain materials and equipment. We typically have not entered into long-term agreements with our suppliers other than Fabrinet and Venture. As a result, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Some of our suppliers that may be small or under-capitalized may experience financial difficulties that could prevent them from supplying us materials and equipment. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shut downs due to circumstances beyond their control such as earthquakes, floods, fires, labor unrest, political unrest, trade disputes or other natural disasters.

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
Our intellectual property portfolio is an important corporate asset. The steps we have taken and may take in the future to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. We cannot assure you that our competitors will not successfully challenge the validity of our patents or design products that avoid infringement of our proprietary rights with respect to our technology. There can be no assurance that other companies are not investigating or developing other similar technologies, any patents will be issued from any application pending or filed by us, or, if patents are issued, the claims allowed will be sufficiently broad to deter or prohibit others from marketing similar products. In addition, we cannot assure you that any patents issued to us will not be challenged, invalidated or circumvented, or that the rights under those patents will provide a competitive advantage to us or that our products and technology will be adequately covered by our patents and other intellectual property. Further, the laws of certain regions in which our products are or may be developed, manufactured or sold, including Asia-Pacific, Southeast Asia and Latin America, may not be enforceable to protect our products and intellectual property rights to the same extent as the laws of the United States, the United Kingdom and continental European countries. This is especially relevant since we have transferred our assembly and test operations and chip-on-carrier operations, including certain engineering-related functions, to Shenzhen, China, and have completed the transition of portions of these assembly and test operations to Venture in Malaysia. If we are unable to adequately protect our intellectual property rights, this may impede the development of new technologies and products, and our financial condition and operating results could be materially and adversely affected.

Our revenues, growth rates and operating results are likely to fluctuate significantly as a result of factors that are outside our control, which could adversely impact our operating results.
Our revenues, growth rates and operating results are likely to fluctuate significantly in the future as a result of factors that are outside our control. We may not achieve similar revenues, growth rates or operating results in future periods. Our revenues, growth rates and operating results for any prior quarterly or annual period should not be relied upon as any indication of our future revenues, growth rates or operating results. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, changes in the pricing of our products due to competitive pressures as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Slower growth rates in China and for some of our client side transceivers may also cause our results to fluctuate. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, consumer and biotechnology markets. Purchase decisions by our customers are also impacted by the capital expenditure plans of the global telecom carriers, which tend to be the primary customers of our customers. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase products from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which material orders fail to occur, or are delayed or deferred, could be significantly harmed. Because our business is capital intensive, significant fluctuations in our revenues, without a corresponding decrease in expenses, can have a significant adverse impact on our operating results.
Sales of older legacy products continue to represent a significant percentage of our total revenues and, if we do not increase the percentage of sales associated with new products, our revenues may not grow in the future or could decline.
The markets for our products are characterized by changing technology and continuing process development. The future of our business will depend in large part upon the continuing relevance of our technological capabilities, and our ability to introduce new products that address our customers’ requirements for more cost-effective and higher bandwidth solutions. Our inability to successfully launch or sustain new or next generation programs or product features that anticipate or adequately address future market trends and market transitions in a timely manner could materially adversely affect our revenues and financial results. We may also encounter competition from new or revised technologies that render our products less profitable or obsolete in our chosen markets, and our operating results may suffer. Furthermore, we cannot assure you that we will introduce new or next generation products in a timely manner, these products will gain market acceptance, or new product revenues will increase at a rate sufficient to replace declining legacy product revenues, and failure to do so could materially affect our operating results.
If our customers do not qualify our manufacturing lines or the manufacturing lines of our subcontractors for volume shipments, our operating results could suffer.
Most of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Our manufacturing lines have passed our qualification standards, as well as our technical standards. However, our customers also require that our manufacturing lines pass their specific qualification standards and that we, and any subcontractors that we may use, be registered under international quality standards. In addition, we have in the past encountered, and may in the future encounter, quality control issues as a result of relocating our manufacturing lines or introducing new products to fill production. We may be unable to obtain customer qualification of our manufacturing lines or we may experience delays in obtaining customer qualification of our manufacturing lines. If we introduce new contract manufacturing partners and move any production lines from existing internal or external facilities, the new production lines will likely need to be re-qualified with our customers. Any delays or failure to obtain qualifications would harm our operating results and customer relationships.
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
Operations in China are subject to greater political, legal and economic risks than our operations in other countries. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. For example, we have been subject to commercial litigation in China initiated by a former supplier. For a description of this lawsuit, see Part I, Item 3, Legal Proceedings, "Raysung Commercial Litigation," in our 2016 Annual Report. Further, personal privacy, cyber security, and data protection are becoming increasingly significant issues in China. To address these issues, the Standing Committee of the
National People’s Congress promulgated the Cyber Security Law of the People’s Republic of China (the “Cyber Security Law”), which took effect on June 1, 2017. The Cyber Security Law sets forth various requirements relating to the collection, use, storage, disclosure and security of data, among other things. Various Chinese agencies are expected to issue additional regulations in the future to define these requirements more precisely. These requirements may increase our costs of compliance. We cannot assure you that we will be able to comply with all of these regulatory requirements. Any failure to comply with the Cyber Security Law and the relevant regulations and policies, could result in additional cost and liability to us and could adversely affect our business and results of operations. Additionally, increased costs to comply with, and other burdens imposed by, the Cyber Security Law and relevant regulations and policies that are applicable to the businesses of our suppliers, vendors and other service providers, as well as our customers, could adversely affect our business and results of operations.
Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations such as those related to, among other things, taxation, import and export tariffs, environmental regulations, land use rights, intellectual property, currency controls, employee benefits, cyber security and other matters. In addition, we may not obtain or retain the requisite legal permits to continue to operate in China, and costs or operational limitations may be imposed in connection with obtaining and complying with such permits.
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
We may undertake acquisitions or mergers, or be the target of a strategic transaction, which may prove unsuccessful and which may materially and adversely affect our business, prospects, financial condition and results of operations.
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

•
difficulty in coordinating and integrating the manufacturing activities, including with respect to third-party manufacturers, including coordination, integration or transfers of any manufacturing activities;

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

•	difficulty in preserving important relationships of our acquired businesses and resolving potential conflicts between business cultures;

•	uncertainty on the part of our existing customers, or the customers of an acquired company, about our ability to operate effectively after a transaction, and the potential loss of such customers;

•	loss of key employees;

•	difficulty in coordinating the global activities of our acquired businesses;

•	inherited tax liabilities from our acquisitions together with the effect of tax laws and other legal and regulatory regimes due to increasing the scope of our global operating structure;

•	greater exposure to the impact of foreign currency changes on our business;

•	the effect of employment law or regulations or other limitations in foreign jurisdictions that could have an impact on timing, amounts or costs of achieving expected synergies; and

•	substantial demands on our management as a result of these transactions that may limit their time to attend to other operational, financial, business and strategic issues.
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
In addition, even if we successfully integrate the operations of companies that we have acquired or may acquire in the future, we cannot predict with certainty which strategic, financial or operating synergies or other benefits, if any, will actually be achieved from our acquisition, the timing of any such benefits, or whether those benefits which have been achieved will be sustainable on a long-term basis. Our failure to successfully integrate the operations of companies that we acquire would likely have a material and adverse impact on our business, prospects, financial condition and results of operations. In addition, we may receive inquiries relating to potential strategic transactions, including from third parties who may seek to acquire us. We will continue to consider and discuss such transactions as we deem appropriate. Such potential transactions may divert the attention of management, and cause us to incur various costs and expenses in investigating and evaluating such transactions, whether or not they are consummated.
Our products may infringe the intellectual property rights of others, which could result in materially expensive litigation or require us to obtain a license to use the technology from third parties, or we may be prohibited from selling certain products in the future.
Companies in the industry in which we operate frequently are sued or receive informal claims of patent infringement or infringement of other intellectual property rights. We have, from time to time, received such claims, including from competitors and from companies that have substantially more resources than us. For example, see Part I, Item 3, Legal Proceedings, "Furukawa Patent Litigation," in our 2014 Annual Report .
Third parties may in the future assert claims against us concerning our existing products or with respect to future products under development, or with respect to products that we may acquire through acquisitions. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. For example, see Part I, Item 3, Legal Proceedings, "Oyster Optics Litigation" in this Annual Report. If we do infringe a third party’s rights, we may need to negotiate with holders of those rights in order to obtain a license to those rights or otherwise settle any infringement claim. We have from time to time received notices from third parties alleging infringement of their intellectual property and where appropriate have entered into license agreements with those third parties with respect to that intellectual property. Any license agreements that we wish to enter into the future with respect to intellectual property rights may not be available to us on commercially reasonable terms, or at all. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. Holders of intellectual property rights could become more aggressive in alleging infringement of their intellectual property rights and we may be the subject of such claims asserted by a third party. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur material legal fees and related costs. The amount of time required to resolve these types of lawsuits, particularly patent-related litigation, is unpredictable and these actions may divert management's attention from the day-to-day operation of our business and consume our resources, which could materially and adversely affect our business, results of operations and cash flows. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements or judgments that require payment of significant royalties or damages.
If we fail to obtain the right to use the intellectual property rights of others necessary to operate our business, our business and results of operations will be materially and adversely affected.
Certain companies in the telecommunications, data communications and optical components markets in which we sell our products have experienced frequent litigation regarding patent and other intellectual property rights. Numerous patents in these industries are held by others, including academic institutions and our competitors. Optical component suppliers may seek to gain a competitive advantage or other third parties, inside or outside our market, may seek an economic return on their intellectual property portfolios by making infringement claims against us. We currently license certain intellectual property from third parties, and in the future, we may need to obtain license rights to patents or other intellectual property held by others in order to conduct our business. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could be used to inhibit or prohibit our production and sale of existing products and our development of new products for our markets. Licenses granting us the right to use third-party technology may not be available on commercially reasonable terms, or at all. Generally, a license, if granted, would include payments of up-front fees, ongoing royalties or both. These payments or other terms could have a significant adverse impact on our operating results. In addition, in the event we are granted such a license, it is likely such license would be non-exclusive and other parties, including competitors, may be able to utilize such technology. Our larger competitors may be able to obtain licenses or cross-license their technology on better terms than we can, which could put us at a competitive disadvantage. In addition, our larger competitors may be able to buy such technology and preclude us from licensing or using such technology.

We generate a significant portion of our revenues internationally and therefore are subject to additional risks associated with the extent of our international operations.
For the fiscal years ended July 1, 2017, July 2, 2016 and June 27, 2015, 14 percent, 15 percent and 16 percent of our revenues, respectively, were derived from sales to customers located in the United States and 86 percent, 85 percent and 84 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

•	currency fluctuations, which could result in increased operating expenses;

•	trade restrictions, including restrictions imposed by the United States government on trading with parties in foreign countries, particularly with respect to China;

•	difficulty in enforcing or adequately protecting our intellectual property;

•	ability to hire qualified candidates;

•	foreign income, value added and customs taxes;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	political, legal and economic instability in foreign markets;

•	foreign regulations;

•	changes in, or impositions of, legislative or regulatory requirements;

•	transportation delays;

•	epidemics and illnesses;

•	terrorism and threats of terrorism;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	work stoppages related to employee dissatisfaction; and

•	the effective protections of, and the ability to enforce, contractual arrangements.
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
The market price of our common stock has been, and is likely to continue to be, highly volatile. For example, between July 3, 2016 and June 30, 2017, the market price of our common stock ranged from a low of $4.58 per share to a high of $11.30 per share. Many factors could cause the market price of our common stock to rise and fall.
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
Our future success depends, in part, on our ability to attract and retain key personnel, including executive management. Competition for highly skilled technical personnel is extremely intense and we continue to face difficulty identifying and hiring qualified engineers in many areas of our business and in various geographic locations. We may not be able to hire and retain such personnel at compensation levels consistent with our existing compensation and salary structure. Volatility or lack of performance in the trading price of our common stock may also affect our ability to attract and retain qualified personnel because job candidates and existing employees often emphasize the value of the stock awards they receive in connection with their employment when considering whether to accept or continue employment. If the perceived value of our stock awards is low or declines, it may harm our ability to recruit and retain highly skilled employees. Our future success also depends on the continued contributions of our executive management team and other key management and technical personnel, each of whom would be difficult to replace. The loss of services of these or other executive officers or key personnel or the inability to continue to attract qualified personnel could have a material adverse effect on our business.
We have a history of large operating losses. We may not be able to sustain profitability in the future and as a result we may not be able to maintain sufficient levels of liquidity.
We have historically incurred losses and negative cash flows from operations since our inception. As of July 1, 2017, we had an accumulated deficit of $1,217.8 million. Although we achieved income from continuing operations during the years ended July 1, 2017 and July 2, 2016, we incurred losses from continuing operations for the year ended June 27, 2015 of $48.2 million.
As of July 1, 2017, we held $257.5 million in cash, cash equivalents, short-term investments and restricted cash, comprised of $219.3 million in cash and cash equivalents, $37.6 million in short-term investments and $0.7 million in short-term restricted cash; and we had working capital, including cash, of $388.6 million. At July 1, 2017, we had debt of $3.7 million, consisting of capital leases.

The optical communications industry is subject to significant operational fluctuations. In order to remain competitive we incur substantial costs associated with research and development, qualification, production capacity and sales and marketing activities in connection with products that may be purchased, if at all, long after we have incurred such costs. In addition, the rapidly changing industry in which we operate, the length of time between developing and introducing a product to market, frequent changing customer specifications for products, customer cancellations of products and general down cycles in the industry, among other things, make our prospects difficult to evaluate. As a result of these factors, it is possible that we may not (i) generate sufficient positive cash flow from operations; (ii) raise funds through the issuance of equity, equity-linked or convertible debt securities; (iii) be able to enter into new loan agreements in the future, draw advances under such agreements or repay any such amounts; (iv) conclude additional strategic dispositions or similar transactions; or (v) otherwise have sufficient capital resources to meet our future capital or liquidity needs. There are no guarantees we will be able to generate additional financial resources beyond our existing balances.
We may undertake divestitures of portions of our business, such as the divestiture of our Komoro Business, Zurich Business and our Amplifier Business, that require us to continue providing substantial post-divestiture transition services and support, which may cause us to incur unanticipated costs and liabilities and adversely affect our financial condition and results of operations.
From time to time, we consider divestitures of product lines or portions of our assets in order to streamline our business, focus on our core operations and raise cash. For example, on October 27, 2014, we sold our Komoro Business to Ushio Opto Semiconductors, Inc. ("Ushio Opto"). In addition, on September 12, 2013, we sold our Zurich Business to II-VI and on November 1, 2013, we sold our Amplifier Business to II-VI (See Note 3, Business Combinations and Dispositions, in our 2016 Annual Report, for further details). In connection with these divestitures, we entered into transition service, manufacturing service and supply agreements with both Ushio and II-VI to facilitate the ownership transition, collectively referred to as “transition agreements.” In order to perform under these transition agreements, we have been required to continue operating certain facilities, dedicate certain manufacturing capacity and maintain certain supplier agreements that have added additional costs and delayed our ability to fully restructure our operations to efficiently focus on our core ongoing business. If we fail to perform under any of these transition agreements, or if we do not successfully execute the restructuring of our operations after our transition agreement obligations have been fulfilled, our financial condition and results of operations could be harmed.
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

We have been named as a party to derivative action lawsuits in the past, and we may be named in additional litigation in the future, all of which would require significant management time and attention and result in significant legal expenses and could result in an unfavorable outcome which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
When the market price of a stock experiences a sharp decline, as has happened to us in the past, holders of that stock have often brought securities class action litigation against the company that issued the stock. Several securities class action lawsuits have been filed against us and certain of our current and former officers and directors. Other class action lawsuits have been initiated in the past against Opnext, us and certain of our respective current and former officers and directors as purported derivative actions. The securities class action complaints alleged violations of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the Securities and Exchange Commission (the "SEC"). Each purported derivative complaint alleged, among other things, counts for breaches of fiduciary duty, waste, and unjust enrichment. The courts approved the settlement of these lawsuits and the settlements became final in December 2014. For a description of these lawsuits, see Part II, Item 1, Legal Proceedings, "Class Action and Derivative Litigation" in our Quarterly Report on Form 10-Q filed on February 5, 2015. If new litigation of this type were to be initiated in the future, such litigation would likely divert the time and attention of our management and could cause us to incur significant expense in defending against the litigation. We could also be responsible for the advancement or reimbursement of significant legal fees of our current and former officers and directors to whom we may owe indemnity obligations. In addition, if any such suits were resolved in a manner adverse to us, the damages we could be required to pay may be substantial and could have a material and adverse impact on our results of operations and our ability to operate our business.
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
If we raise funds through the issuance of equity, or equity-linked or convertible debt securities, our stockholders may be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of securities held by existing stockholders. For example, we raised funds in a public offering of our common stock in September 2016, which diluted our existing stockholder base. If we raise funds in the future through the issuance of debt instruments, such as we did in February 2015 when we issued convertible notes and December 2012 when we issued exchangeable bonds, the agreements governing such debt instruments may contain covenant restrictions that limit our ability to, among other things: (i) incur additional debt, assume obligations in connection with letters of credit, or issue guarantees; (ii) create liens; (iii) make certain investments or acquisitions; (iv) enter into transactions with our affiliates; (v) sell certain assets; (vi) redeem capital stock or make other restricted payments; (vii) declare or pay dividends or make other distributions to stockholders; and (viii) merge or consolidate with any entity. (See Note 6, Credit Line and Notes, elsewhere in this Annual Report, for further details). The exchangeable bonds issued in 2012 and the convertible notes issued in 2015 were subsequently exchanged for common stock and, in the case of the convertible notes issued in 2015, a cash payment. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, develop or enhance our products, or otherwise respond to competitive pressures and operate effectively could be significantly limited.
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
In the past we have enacted a series of restructuring plans and cost reduction plans designed to reduce our manufacturing overhead and our operating expenses that have resulted in significant restructuring charges.
For instance, while we incurred minimal restructuring charges in fiscal year 2017 and 2016, during fiscal year 2015, we incurred $2.5 million in restructuring charges in connection with the transition of certain portions of our Shenzhen, China assembly and test operations to Venture. In addition, during fiscal years 2015, we incurred $4.0 million in restructuring charges in connection with the restructuring plan we initiated in the first quarter of fiscal year 2014 to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies.
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
In fiscal year 2014, we identified control deficiencies relating to inventory and property and equipment, which in the aggregate constituted a material weakness. We determined that our processes, procedures and controls related to the review and analysis of inventory and property and equipment were not effective to ensure that certain amounts related to these financial statement accounts were accurately reported in a timely manner. As a result of these adjustments, management concluded that we did not maintain effective internal controls over financial reporting as of June 28, 2014. Our remediation efforts, including the testing of these controls, continued throughout fiscal year 2015. This material weakness was considered remediated in the fourth quarter of fiscal year 2015, once these controls were shown to be operational for a sufficient period of time to allow management to conclude that these controls were operating effectively.

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
Additionally, while significant intellectual property owned by Hitachi was assigned to Opnext when Opnext was formed, Hitachi retained and only licensed to Opnext the intellectual property rights to underlying technologies used in both Opnext products and the products of Hitachi. Under the agreement, Hitachi remains free to license these intellectual property rights to the underlying technologies to any party, including competitors. The intellectual property that has been retained by Hitachi and that can be licensed in this manner does not relate solely or primarily to one or more of Opnext’s products, or groups of products; rather, the intellectual property that was licensed to Opnext by Hitachi is used across a broad portion of our product portfolio. Competition from third parties using the underlying technologies retained by Hitachi could harm our business, financial condition and results of operations.
We may record additional impairment charges that will adversely impact our results of operations.
As of July 1, 2017, we had $114.3 million of property and equipment, net on our consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the assets and the implied fair value of the assets in the period in which such determination is made. The testing for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.
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
Our principal properties as of July 1, 2017 are set forth below:

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
In addition to the above properties, we also lease administrative, manufacturing and research and development facilities in Paignton, United Kingdom (18,000 square feet); Penang, Malaysia (2,000 square feet); Bangkok, Thailand (1,000 square feet); and Shanghai, China (1,000 square feet), with lease expiration dates ranging from November 2017 to December 2018.
As of July 1, 2017, we leased a total of approximately 0.8 million square feet worldwide, including the locations listed above. We believe that our properties are adequate to meet our business needs.

Item 3. Legal Proceedings
Overview
In the ordinary course of business, we are involved in various legal proceedings, and we anticipate that additional actions will be brought against us in the future. The most significant of these proceedings are described below. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims in various jurisdictions. Complex legal proceedings frequently extend for several years, and a number of the matters pending against us are at very early stages of the legal process. As a result, some pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to determine whether the proceeding is material to us or to estimate a range of possible loss, if any. Unless otherwise disclosed, we are unable to estimate the possible loss or range of loss for the legal proceedings described below. While it is not possible to accurately predict or determine the eventual outcomes of these items, an adverse determination in one or more of these items currently pending could have a material adverse effect on our results of operations, financial position or cash flows, and even if we are ultimately successful in defending these claims, such claims may be expensive to defend and could distract our management team from other important business matters.

Specific Matters
Oyster Optics Litigation
On November 23, 2016, Oyster Optics LLC (“Oyster”) filed a civil suit against Cisco Systems, Inc. (“Cisco”) and British Telecommunications PLC (“BT”), in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01301-JRG. In the complaint, Oyster alleges that Cisco and BT infringed seven patents owned by Oyster, which patents allegedly relate to certain Cisco optical platform products, some of which may incorporate Oclaro components. Oyster subsequently dismissed its claim against BT without prejudice. In January 2017, Cisco requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Cisco. In April 2017, Oyster served infringement contentions on Cisco. Those infringement contentions identified certain Cisco products that do implicate Oclaro components that were the subject of those commercial agreements. Accordingly, in May 2017, Oclaro and Cisco preliminarily agreed to an allocation of the responsibilities for the costs of defense associated with Oyster’s claims. However, due to the uncertainty regarding the infringement allegations that Oyster may present at trial and the resultant uncertainty regarding the number of Oclaro components that may be implicated by such infringement allegations, Oclaro and Cisco agreed to defer until the conclusion of the litigation the final determination of whether and to what extent Oclaro will indemnify Cisco for any amounts Cisco may be required to pay Oyster and Cisco’s related defense costs. On May 18, 2017, Oyster’s case against Cisco was consolidated with cases that Oyster brought against other parties. A claim construction hearing is set for October 31, 2017 and trial proceedings are set to begin June 4, 2018 in the consolidated cases. On June 1, 2017, Cisco filed a motion to transfer Oyster’s case against it to the Northern District of California. That motion is fully briefed and awaiting decision. Discovery between Oyster and Cisco is ongoing. Allegedly based on that discovery, Oyster is seeking to amend its infringement contentions to accuse additional Cisco products. To date, no such amendments have been agreed to by Cisco or ordered by the Court. If Oyster were to amend its infringement contentions, they could accuse Cisco products that implicate a different number of Oclaro components that are the subject of commercial agreements between Oclaro and Cisco. On June 30, 2017, Cisco and Oclaro filed Petitions for inter partes review of two of the patents that Oyster is asserting against Cisco with the U.S. Patent Office. On July 27, 2017, Cisco and Oclaro filed Petitions for inter partes review of three other Oyster asserted patents. Oyster has not responded substantively to any of the petitions and the Patent Office has not yet made any Institution Decisions.
Kunst Worker Compensation Matter
On June 18, 2015, Gerald Kunst, or Kunst, filed a civil suit against us and Travelers Property Casualty Company of America, or Travelers, in Massachusetts Superior Court, Civil Action No. SUCV2015-01818F. Travelers is our general liability insurance carrier. The complaint filed by Kunst, an employee of a third party service provider, alleges that he was injured while performing air conditioning repair services on the premises of our Acton, Massachusetts facility and seeks judgment in an amount to be determined by the court or jury, together with interest and costs. On July 24, 2015, we filed an answer to the complaint, which included our affirmative defenses. The case is scheduled for mediation on October 30, 2017.  If the mediator is unable to facilitate a resolution, the case is scheduled for trial on February 5, 2018. We intend to vigorously defend against this litigation.

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

	Price Per Share of Common Stock
	High	Low
Fiscal year 2017 quarter ended:
October 1, 2016	$9.34	$4.58
December 31, 2016	10.19	6.93
April 1, 2017	11.30	8.02
July 1, 2017	10.93	6.92
Fiscal year 2016 quarter ended:
September 26, 2015	$2.93	$2.06
December 26, 2015	3.65	2.24
March 26, 2016	5.41	3.16
July 2, 2016	5.69	4.25
On August 14, 2017, the closing sale price of our common stock as reported on the NASDAQ Global Select Market was $8.80 per share. According to the records of our transfer agent, there were 1,770 stockholders of record of our common stock on August 14, 2017. A substantially greater number of holders of our common stock are “street name” or beneficial owners, whose shares of record are held by banks, brokers and other financial institutions.
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
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Oclaro, Inc., the NASDAQ Composite Index, and the NASDAQ Telecommunications Index

	June 30, 2012	June 29, 2013	June 28, 2014	June 27, 2015	July 2, 2016	July 1, 2017
Oclaro, Inc.	$100.00	$39.33	$71.67	$75.33	$159.67	$311.33
NASDAQ Composite Index	$100.00	$115.32	$149.02	$172.15	$164.76	$208.06
NASDAQ Telecommunications Index	$100.00	$124.08	$140.36	$147.34	$142.27	$161.60

* Assumes that $100.00 was invested in Oclaro common stock and in each index at market closing prices on June 30, 2012, and that all dividends were reinvested. No cash dividends have been declared on our common stock. Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

Item 6. Selected Financial Data
The selected financial data set forth below should be read in conjunction with our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.
The selected financial data set forth below at July 1, 2017 and July 2, 2016, and for the fiscal years ended July 1, 2017, July 2, 2016 and June 27, 2015, are derived from our consolidated financial statements included elsewhere in this Annual Report.
The selected financial data at June 27, 2015, June 28, 2014 and June 29, 2013, and for the fiscal years ended June 28, 2014 and June 29, 2013 are derived from audited financial statements not included in this Annual Report, and are adjusted to reflect the discontinued operations related to our Amplifier and Zurich Businesses.
Consolidated Statements of Operations Data

	Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015	June 28, 2014	June 29, 2013
	(Thousands, except per share data)
Revenues	$600,968	$407,914	$341,276	$390,871	$404,629
Operating income (loss)	118,968	15,842	(45,461)	(102,331)	(124,795)
Income (loss) from continuing operations	127,859	8,580	(48,234)	(102,125)	(120,295)
Income (loss) from discontinued operations	—	—	(8,458)	119,944	(2,450)
Net income (loss)	127,859	8,580	(56,692)	17,819	(122,745)
Income (loss) from continuing operations per common share:
Basic	$0.81	$0.08	$(0.45)	$(1.03)	$(1.37)
Diluted	$0.77	$0.08	$(0.45)	$(1.03)	$(1.37)
Weighted average shares of common stock outstanding:
Basic	158,115	110,599	108,144	98,986	87,770
Diluted	165,031	113,228	108,144	98,986	87,770
Consolidated Balance Sheet Data

	July 1, 2017	July 2, 2016	June 27, 2015	June 28, 2014	June 29, 2013
	(Thousands)
Total assets	$665,149	$359,049	$325,884	$365,685	$449,894
Total stockholders’ equity	513,673	166,611	153,000	207,928	154,132
Long-term obligations	12,398	75,857	71,545	18,884	48,756
The following items affect the comparability of our financial data for the periods shown in the consolidated statements of operations data above:
Revenues, operating income, income from continuing operations and net income in fiscal year 2016 are based on a 53 week year, as compared to a 52 week year in each of fiscal years 2017, 2015, 2014 and 2013.
Revenues, operating loss, loss from continuing operations and net income (loss) in fiscal year 2015, 2014 and 2013 includes the revenues, costs of revenues and operating expenses of the industrial and consumer business of Oclaro Japan through October 27, 2014, the date the sale of the business to Ushio Opto Semiconductors, Inc. ("Ushio Opto") was completed.

Operating losses for fiscal year 2013 include $26.0 million in recognition of impairment of goodwill and other intangible assets as more fully discussed in Note 4, Goodwill and Other Intangible Assets, to our consolidated financial statements included in our Annual Report on Form 10-K filed on August 28, 2015.
Operating losses for fiscal years 2014 and 2013 include approximately $3.7 million and $29.5 million, respectively, in flood-related income related to settlement payments from our insurers and contract manufacturer relating to losses we incurred during the Thailand flooding as more fully discussed in Note 6, Flood-Related (Income) Expense, Net to our consolidated financial statements included in our Annual Report on Form 10-K filed on August 28, 2015.
Loss from continuing operations for fiscal year 2013 includes a gain on bargain purchase of $24.9 million related to our acquisition of Opnext on July 23, 2012, which is more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included in our Annual Report on Form 10-K filed on August 28, 2015.
Income (loss) from discontinued operations corresponds to the net operating results of our Amplifier and Zurich Businesses, as more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included elsewhere in this Annual Report and in our Annual Report on Form 10-K file on August 28, 2015.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Risk Factors” appearing in Item 1A of this Annual Report , “Selected Financial Data” appearing in Item 6 of this Annual Report and our consolidated financial statements and related notes appearing elsewhere in this Annual Report, including Note 1, Basis of Preparation and Summary of Significant Accounting Policies, to such consolidated financial statements. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated by the forward-looking statements due to, among other things, the risks set forth above under the caption "Risk Factors," our critical accounting estimates discussed below and important other factors set forth in this Annual Report. Please see “Special Note Regarding Forward-Looking Statements” appearing elsewhere in this Annual Report.

Overview
During our fiscal year 2017, we were one of the leading providers of optical components and modules for the long-haul, metro and data center markets. Leveraging more than three decades of laser technology innovation and photonics integration, we provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications.
We have research and development ("R&D") and chip fabrication facilities in China, Italy, Japan, United Kingdom and the United States. We also have contract manufacturing sites in Asia, with design, sales and service organizations in most of the major regions around the world.
Our customers include ADVA Optical Networking; Amazon.com, Inc.; Ciena Corporation; Cisco Systems, Inc. ("Cisco"); Coriant GmbH ("Coriant"); Google Inc.; Huawei Technologies Co. Ltd ("Huawei"); Juniper Networks, Inc.; Nokia/Alcatel-Lucent; and ZTE Corporation ("ZTE").
Recent Developments
In August 2016, we entered into multiple privately negotiated agreements, pursuant to which all of our 6.00% Convertible Senior Notes due 2020 (the “6.00% Notes”) were cancelled, and the indenture, dated as of February 19, 2015, by and between us and U.S. Bank National Association, pursuant to which the 6.00% Notes were issued, was satisfied and discharged. In connection with these privately negotiated agreements, we issued a total of 34,659,972 shares of our common stock and made total cash payments of $4.7 million. These agreements are more fully discussed in Note 6, Credit Line and Notes to our consolidated financial statements included elsewhere in this Annual Report.
In September 2016, we entered into an underwriting agreement with Jefferies LLC, as representative of several underwriters, pursuant to which we sold 17,250,000 shares of our common stock in a public offering. The net proceeds to us after deducting underwriting discounts and commissions and offering expenses were approximately $135.2 million. See Note 9, Stockholders' Equity for additional information.
In November 2016, our stockholders approved an amendment to the Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan, adding 6.0 million shares of common stock to the share reserve. See Note 10, Employee Stock Plans, for additional information.

Results of Operations
Fiscal Years Ended July 1, 2017 and July 2, 2016

The following table sets forth our consolidated results of operations for the fiscal years ended July 1, 2017 and July 2, 2016, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of revenues, except where indicated:

	Year Ended					Increase (Decrease)
	July 1, 2017		July 2, 2016		Change
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$600,968	100.0	$407,914	100.0	$193,054	47.3
Cost of revenues	365,729	60.9	291,496	71.5	74,233	25.5
Gross profit	235,239	39.1	116,418	28.5	118,821	102.1
Operating expenses:
Research and development	57,094	9.5	46,067	11.3	11,027	23.9
Selling, general and administrative	58,461	9.7	53,457	13.1	5,004	9.4
Amortization of other intangible assets	786	0.1	995	0.2	(209)	(21.0)
Restructuring, acquisition and related (income) expense, net	60	—	25	—	35	140.0
(Gain) loss on sale of property and equipment	(130)	—	32	—	(162)	n/m	(1)
Total operating expenses	116,271	19.3	100,576	24.6	15,695	15.6
Operating income	118,968	19.8	15,842	3.9	103,126	651.0
Other income (expense):
Interest income (expense), net	(13,313)	(2.2)	(4,986)	(1.2)	(8,327)	167.0
Loss on foreign currency transactions	(3,652)	(0.6)	(2,362)	(0.6)	(1,290)	54.6
Other income (expense), net	810	0.1	935	0.2	(125)	(13.4)
Total other income (expense)	(16,155)	(2.7)	(6,413)	(1.6)	(9,742)	151.9
Income before income taxes	102,813	17.1	9,429	2.3	93,384	990.4
Income tax (benefit) provision	(25,046)	(4.2)	849	0.2	(25,895)	n/m	(1)
Net income	$127,859	21.3	$8,580	2.1	$119,279	1,390.2

(1)	Not meaningful
Revenues
Revenues for the year ended July 1, 2017 increased by $193.1 million, or 47 percent, compared to the year ended July 2, 2016. Compared to the year ended July 2, 2016, revenues from sales of our 100 Gb/s transmission modules increased by $229.4 million, or 100 percent, primarily due to growth in our 100 Gb/s and above client side transceivers and our line side modules and components; and revenues from sales of our 40 Gb/s transmission and lower modules decreased by 36.3 million, or 20 percent, primarily due to certain legacy 40 Gb/s and 10 Gb/s products being gradually replaced by our newer higher speed products. This product mix shift reflects our continued focus on the market for higher speed products that are smaller in size and have lower power consumption. We do not expect to sustain revenue growth of that magnitude, primarily due to a lower anticipated growth rate in China as well as lower anticipated sales of our CFPx family of 100 Gb/s client side transceivers as customers transition to newer package form factors.
For the year ended July 1, 2017, Cisco accounted for $106.2 million, or 18 percent, or our revenues; ZTE accounted for $105.3 million, or 18 percent, of our revenues; Huawei accounted for $87.6 million, or 15 percent, of our revenues; and Nokia accounted for $69.3 million, or 12 percent, of our revenues.
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
Our gross margin rate increased to 39 percent for the year ended July 1, 2017, compared to 29 percent for the year ended July 2, 2016. The improvement in the gross margin rate relates to higher margin 100 Gb/s product growth that contributed approximately 14 percentage points of improvement and economies of scale related to manufacturing overhead that contributed approximately 4 percentage points of improvement. This was partially offset by a 7 percentage point decrease due to lower sales of our 40 Gb/s telecommunications products.
Our cost of revenues consists of the costs associated with manufacturing our products, and includes the purchase of raw materials, labor costs and related overhead, including stock-based compensation charges and the costs charged by our contract manufacturers for the products they manufacture for us. Charges for excess and obsolete inventory are also included in cost of revenues.
Research and Development Expenses
Research and development expenses increased by $11.0 million, or 24 percent, for the year ended July 1, 2017, compared to the year ended July 2, 2016. The increase was primarily related to an increase of $6.0 million in personnel-related costs from additional hiring, which included an increase of $0.6 million in stock-based compensation charges; and an increase of $4.8 million in non-recurring engineering and material expenses. In addition, our fiscal year 2017 research and development expenses were favorably impacted by $1.2 million as a result of the weakening of the British pound, Euro and other currencies relative to the U.S. dollar.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $5.0 million, or 9 percent, for the year ended July 1, 2017, compared to the year ended July 2, 2016. The increase was primarily related to an increase of $2.4 million in stock-based compensation charges; an increase of $0.7 million in personnel related costs from additional hiring, an increase of $0.7 million in property and other business taxes, and an increase of $0.6 million in travel-related charges.
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
Amortization of Other Intangible Assets
Amortization of other intangible assets decreased by $0.2 million during the year ended July 1, 2017 as compared to the year ended July 2, 2016. Based on the current level of our other intangible assets as of July 1, 2017, we expect our future amortization of intangible assets to be $0.6 million for fiscal year 2018 and $0.1 million for fiscal year 2019.
Other Income (Expense), Net
Other income (expense) was $16.2 million in expense for the year ended July 1, 2017 as compared to $6.4 million in expense for the year ended July 2, 2016. This increase in expense primarily related to an $8.3 million increase in interest expense related to the conversion of $65.0 million of our convertible notes during the first quarter of fiscal year 2017, resulting in an induced conversion expense of $7.4 million and an interest make-whole charge of $5.9 million, partially offset by $4.7 million in additional interest expense that was recognized in fiscal year 2016 related to the convertible notes compared to fiscal 2017 due to the conversion of these notes; and a $1.3 million increase in foreign currency transaction losses during the year ended July 1, 2017 as compared to the year ended July 2, 2016, related to the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries.
Income Tax (Benefit) Provision
For the fiscal year ended July 1, 2017, we recorded an income tax benefit of approximately $25.0 million, primarily related to the release of a valuation allowance against our Japan subsidiary's deferred tax assets; partially offset by our current foreign operations.
For the fiscal year ended July 2, 2016, we recorded an income tax provision of approximately $0.8 million, primarily related to our foreign operations; partially offset by the deferred tax benefits generated by our Italy investment tax credit.

Fiscal Years Ended July 2, 2016 and June 27, 2015
In fiscal year 2015, we completed the sale of our industrial and consumer business of Oclaro Japan located at our Komoro, Japan facility to Ushio Opto Semiconductors, Inc. ("Ushio Opto"). The transaction is more fully discussed in Note 3, Business Combinations and Dispositions to our consolidated financial statements included elsewhere in this Annual Report. The consolidated statement of operations for the year ended June 27, 2015 includes the results of operations of the Komoro Business through October 27, 2014, the date of sale.
The following table sets forth our consolidated results of operations for the fiscal years ended July 2, 2016 and June 27, 2015, and the year-over-year increase (decrease) in our results, expressed both in dollar amounts (thousands) and as a percentage of revenues, except where indicated:

	Year Ended					Increase (Decrease)
	July 2, 2016		June 27, 2015		Change
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$407,914	100.0	$341,276	100.0	$66,638	19.5
Cost of revenues	291,496	71.5	284,528	83.4	6,968	2.4
Gross profit	116,418	28.5	56,748	16.6	59,670	105.1
Operating expenses:
Research and development	46,067	11.3	46,419	13.6	(352)	(0.8)
Selling, general and administrative	53,457	13.1	56,256	16.5	(2,799)	(5.0)
Amortization of other intangible assets	995	0.2	1,133	0.3	(138)	(12.2)
Restructuring, acquisition and related (income) expense, net	25	—	(1,516)	(0.5)	1,541	n/m	(1)
(Gain) loss on sale of property and equipment	32	—	(83)	—	115	n/m	(1)
Total operating expenses	100,576	24.6	102,209	29.9	(1,633)	(1.6)
Operating loss	15,842	3.9	(45,461)	(13.3)	61,303	n/m	(1)
Other income (expense):
Interest income (expense), net	(4,986)	(1.2)	(2,051)	(0.6)	(2,935)	143.1
Loss on foreign currency transactions	(2,362)	(0.6)	(2,144)	(0.6)	(218)	10.2
Other income (expense), net	935	0.2	1,750	0.5	(815)	(46.6)
Total other income (expense)	(6,413)	(1.6)	(2,445)	(0.7)	(3,968)	162.3
Income (loss) from continuing operations before income taxes	9,429	2.3	(47,906)	(14.0)	57,335	n/m	(1)
Income tax provision	849	0.2	328	0.1	521	158.8
Income (loss) from continuing operations	8,580	2.1	(48,234)	(14.1)	56,814	n/m	(1)
Loss from discontinued operations, net of tax	—	—	(8,458)	(2.5)	8,458	(100.0)
Net income (loss)	$8,580	2.1	$(56,692)	(16.6)	$65,272	n/m	(1)

(1)	Not meaningful
Revenues
Revenues for the year ended July 2, 2016 increased by $66.6 million, or 20 percent, compared to the year ended June 27, 2015. Compared to the year ended June 27, 2015, revenues from sales of our 100 Gb/s transmission modules increased by $109.3 million, or 92 percent, primarily due to growth in our 100 Gb/s client side transceivers and our line side discrete components; revenues from sales of our 40 Gb/s transmission and lower modules decreased by $33.3 million, or 16 percent, primarily due to certain legacy 40 Gb/s and 10 Gb/s products being gradually replaced by our newer products; and revenues from sales of our industrial and consumer products decreased by $9.4 million, or 100 percent, which related to the sale of the Komoro Business in our second quarter of fiscal year 2015. This product mix shift reflects the continued focus on the market for higher speed products that are smaller in size and have lower power consumption.

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
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $2.8 million, or 5 percent, for the year ended July 2, 2016, compared to the year ended June 27, 2015. The decline was primarily related to a decrease of $2.5 million incurred in fiscal year 2015 as a result of the August 2015 judgment against our Shenzhen subsidiary imposed by the Shaanxi High Court in China (see Legal Proceedings in Part I, Item 3 of our 2016 Annual Report for additional details regarding this litigation); a decrease of $1.2 million related to the impact of the British pound, Euro and other foreign currencies weakening relative to the U.S. dollar; a decrease of $1.0 million related to the sale of our Komoro Business in the second quarter of fiscal year 2015; a decrease of $1.0 million in building-related expenses; a decrease of $0.8 million as a result of our restructuring plan which was initiated during the first quarter of fiscal year 2014; and a decrease of $0.5 million related to certain foreign business tax credits. These reductions were partially offset by higher stock compensation costs of $1.8 million related in part to the achievement of the performance conditions of the performance-based restricted stock units granted in August 2014; an increase in variable compensation of $1.9 million and higher marketing costs of approximately $0.5 million due in part to the extra week included in fiscal year 2016 as compared to fiscal year 2015.
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
Income Tax Provision
For the fiscal year ended July 2, 2016, we recorded an income tax provision of approximately $0.8 million primarily related to our foreign operations, partially offset by the deferred tax benefits generated by our Italy investment tax credit.
For the fiscal year ended June 27, 2015, we recorded an income tax provision of approximately $0.3 million primarily related to our foreign operations as offset by a reserve release related to Italy, Korea and Germany due to the lapse of relevant statutes of limitations.
Loss from Discontinued Operations, Net of Tax
During fiscal year 2016, we recorded no income or loss from discontinued operations. During fiscal year 2015, we recorded a loss from discontinued operations of $8.5 million related to the sale of the Zurich and Amplifier Businesses. This loss primarily related to the release of hold-back payments due from II-VI and II-VI Holdings B.V. On December 30, 2014, we entered into a Settlement Agreement with II-VI and II-VI Holdings B.V. regarding disposition of the amounts held back by the II-VI parties pursuant to the Share and Asset Purchase Agreements (as previously disclosed in our Current Reports on Form 8-K filed on September 17, 2013 and October 11, 2013, respectively) (the "Settlement Agreement"). Of the $10.0 million subject to hold-back until December 31, 2014, we received $2.35 million in January 2015 and we released II-VI from the remaining $7.65 million. We recorded the $7.65 million release of the hold-backs as a loss from discontinued operations within the consolidated statement of operations during the year ended June 27, 2015. In connection with the Settlement Agreement, we also agreed with the II-VI parties to a mutual release of certain claims related to the Share and Asset Purchase Agreements, and certain related documents and transactions.
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

Liquidity and Capital Resources
Cash flows from Operating Activities
Net cash provided by operating activities for the year ended July 1, 2017 was $87.4 million, primarily resulting from net income adjusted for non-cash items of $142.6 million, partially offset by a $55.2 million decrease in cash due to changes in operating assets and liabilities. The adjustment to net income for non-cash items consisted $21.5 million in depreciation and amortization, $11.2 million of expense related to stock-based compensation, an $8.5 million charge related to the issuance of common stock to settle a portion of the interest make-whole and induced conversion liabilities in connection with the convertible notes, partially offset by a $25.7 million release of the valuation allowance on the deferred tax assets related to Japan, and $0.7 million from the amortization of the deferred gain from the Caswell sales-leaseback transaction. The $55.2 million decrease in cash due to changes in operating assets and liabilities was primarily comprised of a $28.8 million increase in accounts receivable attributable to an increase in revenues and timing of collections, a $27.0 million increase in inventory resulting from the receipt of inventory intended for sale in future quarters, and a $17.9 million increase in prepaid expenses and other current assets primarily due to an increase in our non-trade receivables related to the increased volume of business going through our contract manufacturers, partially offset by a $9.6 million increase in accounts payable largely attributable to the timing of purchases and payments to vendors, and a $9.1 million increase in our accrued expenses and other liabilities.
Net cash provided by operating activities for the year ended July 2, 2016 was $6.3 million, primarily resulting from net income of $8.6 million and non-cash charges of $25.0 million, partially offset by a $27.3 million decrease in cash due to changes in operating assets and liabilities. The $25.0 million of non-cash adjustments primarily consisted of $16.8 million of expense related to depreciation and amortization, $8.2 million of expense related to stock-based compensation, and $0.8 million related to the amortization of debt issuance costs of the convertible notes, partially offset by $0.8 million from the amortization of the deferred gain from the Caswell sales-leaseback transaction. The $27.3 million decrease in cash due to changes in operating assets and liabilities was primarily comprised of a $23.4 million increase in accounts receivable attributable to an increase in revenues and timing of collections, an $11.0 million increase in inventory resulting from the receipt of inventory intended for sale in future quarters, and a $2.4 million increase in prepaid expenses and other current assets, partially offset by a $9.5 million increase in accounts payable largely attributable to the timing of purchases and payments to vendors, and a $0.1 million decrease in other non-current assets.
Net cash used in operating activities for the year ended June 27, 2015 was $46.3 million, primarily resulting from a loss from continuing operations before income taxes of $47.9 million, adjusted for accumulated non-cash charges of $15.9 million (excluding the losses resulting from the adjustment to the hold-backs related to the sales of the Zurich and Amplifier Businesses) and a $13.1 million decrease in cash due to changes in operating assets and liabilities. The $15.9 million of non-cash adjustments primarily consisted of $18.6 million of expense related to depreciation and amortization, $6.2 million expense related to stock-based compensation, $0.3 million related to the amortization of debt issuance costs of the convertible notes, partially offset by an $8.3 million gain in connection with the sale of the Komoro Business in the fiscal year 2015 and $0.9 million from the amortization of the deferred gain from two sales-leaseback transactions. The $13.1 million decrease in cash due to changes in operating assets and liabilities was primarily comprised of a $10.8 million decrease in accrued expenses and other liabilities, a $5.3 million increase in inventory, a $4.9 million decrease in accounts payable and a $0.3 million increase in other non-current assets, partially offset by an $8.0 million decrease in prepaid expenses and other current assets and a $0.1 million decrease in accounts receivable. The $0.1 million decrease of accounts receivable included an $8.1 increase attributable to timing of payments from a significant customer.
Cash flows from Investing Activities
Net cash used in investing activities for the year ended July 1, 2017 was $99.1 million, primarily consisting of $69.4 million of purchases of available-for-sale short-term investments and $61.9 million used in capital expenditures, partially offset by a $32.0 million of maturities of available-for-sale short-term investments.
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

Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended July 1, 2017 was $133.4 million, primarily consisting of $135.2 million in proceeds relating to offering, issuance and sale of 17,250,000 shares of our common stock and $4.9 million in proceeds from the exercise of stock options, partially offset by $4.4 million related to shares repurchased for tax withholdings on vesting of restricted stock units and $2.2 million in payments on capital lease obligations.
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
Effect of Exchange Rates on Cash and Cash Equivalents for the Years Ended July 1, 2017, July 2, 2016 and June 27, 2015
The effect of exchange rates on cash and cash equivalents for the years ended July 1, 2017, July 2, 2016 and June 27, 2015, was an increase of $1.6 million, $7.7 million and $1.4 million, respectively, which primarily consisted of the revaluation of the U.S. dollar denominated operating intercompany payables and receivables of our foreign subsidiaries and the revaluation of foreign currency cash balances to the functional currency of the respective subsidiaries.
Credit Line and Notes
On February 19, 2015, we closed the private placement of our 6.00% Notes, representing $65.0 million in aggregate principal. The sale of the 6.00% Notes resulted in proceeds of approximately $61.6 million, after deducting the initial purchaser's discount of $3.4 million. We also incurred offering costs of $0.6 million in connection with the 6.00% Notes. In August 2016, we entered into multiple privately negotiated agreements, pursuant to which all of our 6.00% Notes were canceled, and the indenture, dated as of February 19, 2015, by and between us and U.S. Bank National Association, pursuant to which the 6.00% Notes were issued, was satisfied and discharged. We issued in aggregate 34,659,972 shares of our common stock and made cash payments totaling $4.7 million in exchange for $65.0 million aggregate principal amount of our 6.00% Notes. These agreements are more fully discussed in Note 6, Credit Line and Notes to our consolidated financial statements included elsewhere in this Annual Report.
On March 28, 2014, Oclaro, Inc. and its subsidiary, Oclaro Technology Limited (the “Borrower”), entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which the Bank provided the Borrower with a three-year revolving credit facility of up to $40.0 million. On March 28, 2017, the Loan Agreement expired, and was not renewed. There were no amounts outstanding under the Loan Agreement during fiscal year 2017. This agreement is more fully discussed in Note 6, Credit Line and Notes to our consolidated financial statements included elsewhere in this Annual Report.
Future Cash Requirements

As of July 1, 2017, we held $257.5 million in cash, cash equivalents, short-term investments and restricted cash, comprised of $219.3 million in cash and cash equivalents, $37.6 million in short-term investments and $0.7 million in restricted cash (excluding $0.4 million of restricted cash in other non-current assets); and we had working capital of $388.6 million.

Based on our current cash and cash equivalent balances, we believe that we have sufficient funds to support our operations through the next 12 months, including approximately $65 to $75 million of capital expenditures that we expect to incur.
In the event we need additional liquidity beyond our current expectations, such as to fund future growth or strengthen our balance sheet, we will continue to explore other sources of additional liquidity. These additional sources of liquidity could include one, or a combination, of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or portions of our business. Issuance of additional equity securities would dilute our existing investors and could contain terms that are senior to or that adversely impact our common stock. Incurring additional indebtedness or issuing debt and/or convertible debt securities would subject us to debt service expenses, and could subject us to restrictive covenants, potential events of default and other terms that could harm our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.
For additional information on the risks we face related to future cash requirements, see Item 1A. Risk Factors under “— Risks Related to Our Business — We have a history of large operating losses and we may not be able to sustain profitability in the future and maintain sufficient levels of liquidity,” included elsewhere in this Annual Report.

As of July 1, 2017, $69.9 million of the $219.3 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay additional taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for specific entities in China and Germany where we decided to exit certain businesses.
Risk Management — Foreign Currency Risk
As our business is multinational in scope, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. We expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in the U.K. pound sterling and the Japanese yen. Fluctuations in the exchange rate between the U.S. dollar, the U.K. pound sterling, the Japanese yen and, to a lesser extent, other currencies in which we collect revenues and pay expenses, could affect our operating results. This includes the Chinese yuan and the Euro in which we pay expenses in connection with operating our facilities in Shenzhen and Shanghai, China; and San Donato, Italy. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.
From time to time, we have entered into foreign currency forward exchange contracts in an effort to mitigate a portion of our exposure to such fluctuations between the U.S. dollar and the U.K. pound sterling, and we may be required to convert currencies to meet our obligations. Under certain circumstances, foreign currency forward exchange contracts can have an adverse effect on our financial condition. As of July 1, 2017 and July 2, 2016, we did not have any outstanding foreign currency forward exchange contracts. See, "Quantitative and Qualitative Disclosures About Market Risk," below.
Contractual Obligations
Our contractual obligations at July 1, 2017, by nature of the obligation and amount due over identified periods of time, are set out in the table below:

	Capital Lease Obligations(1)	Operating Lease Obligations	Sublease Income	Purchase Obligations	Total
		(Thousands)
Fiscal Year:
2018	$2,439	$8,748	$(388)	$142,174	$152,973
2019	566	8,624	(147)	—	9,043
2020	604	7,382	(124)	—	7,862
2021	262	7,201	(15)	—	7,448
2022	—	6,890	—	—	6,890
Thereafter	—	40,456	—	—	40,456
	$3,871	$79,301	$(674)	$142,174	$224,672

(1)	Amounts include interest.
The purchase obligations consist of our total outstanding purchase order commitments at July 1, 2017. Any capital purchases to which we are committed are included in these outstanding purchase order commitments, with the exception of capital purchases made under capital leases, which are shown separately. Operating leases are future annual commitments under non-cancelable operating leases, including rents payable for land and buildings.
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
Impairment of Other Intangible Assets
We review identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. During the fourth quarter of fiscal years 2017 and 2016, we reviewed our other intangible assets for impairment. We compared their carrying amounts to market prices or the future undiscounted cash flows the assets are expected to generate. We determined that the carrying value of the assets did not exceed the fair value based on market prices or future discounted cash flows. We did not record any impairment charges in fiscal years 2017 or 2016.

Accounting for Stock-Based Compensation
We recognize in our statement of operations all stock-based compensation, including grants of employee stock options and grants of restricted stock, based on their fair values on the grant dates. Estimating the grant date fair value of employee stock options requires us to make judgments in the determination of inputs into the Black-Scholes valuation model which we use to arrive at an estimate of the fair value for such awards. These inputs are based upon highly subjective assumptions as to the volatility of the underlying stock, risk free interest rates and the expected life of the options. Judgment is also required in estimating the number of share-based awards that are expected to be forfeited during any given period. As required under the accounting standards, we review our valuation assumptions at each grant date and, as a result, our valuation assumptions used to value employee stock options granted may change. If actual results or future changes in estimates differ significantly from our current estimates, stock-based compensation expense and our consolidated results of operations could be materially impacted. During the years ended July 1, 2017, July 2, 2016 and June 27, 2015, we recognized $11.2 million, $8.2 million and $6.2 million of stock-based compensation expense, respectively. See Note 11, Stock-based Compensation, to the accompanying consolidated financial statements included elsewhere in this Annual Report for further information.
Income Taxes
We account for income taxes using an asset and liability based approach. Deferred income tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities using enacted applicable tax rates. Valuation allowances are provided against deferred income tax assets which are not likely to be realized.
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance, recorded cumulative net losses in prior fiscal periods and uncertainty about the timing of future profits, we have provided a full valuation allowance against most of our U.S. and foreign deferred tax assets except for the Italy investment tax credit and Japan. Based on a recent history of profitability, firm sales backlog and future income projections, management has released the valuation allowance on all of our Japan subsidiary's deferred tax assets during the fourth quarter of fiscal year 2017. Our valuation allowance decreased by $57.9 million and $44.7 million for fiscal years 2017 and 2016, respectively.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our principal market risks are our exposure to changes in interest rates and certain exchange rates. We do not use risk sensitive instruments for trading purposes.
Interest rates
We have financed our operations through a mixture of issuances of equity and debt securities, capital leases and working capital. We have exposure to interest rate fluctuations on our cash deposits and for amounts borrowed through our capital leases. At July 1, 2017, we had $3.7 million due under our capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense by less than $0.1 million.
We monitor our interest rate risk on cash balances primarily through cash flow forecasting. We believe our current interest rate risk is immaterial.
Foreign currency
As our business is multinational in scope, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. We expect that a majority of our revenues will continue to be denominated in U.S. dollars, while a significant portion of our expenses will continue to be denominated in the U.K. pound sterling and the Japanese yen. Fluctuations in the exchange rate between the U.S. dollar, the U.K. pound sterling, the Japanese yen and, to a lesser extent, other currencies utilized by us to collect revenues and pay expenses, could affect our operating results. This includes the Chinese yuan and the Euro, which we utilize to pay expenses in connection with operating our facilities in Shenzhen and Shanghai, China; and San Donato, Italy, respectively. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.
As of July 1, 2017, our U.K. subsidiary had $103.9 million, net, in U.S. dollar denominated operating intercompany payables, $43.8 million in U.S. dollar denominated accounts receivable, net of accounts payable, related to sales to external customers and purchases from suppliers, and $43.7 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $1.6 million (U.S. dollar weakening), or loss of $1.6 million (U.S. dollar strengthening) on the translation of these receivables and other cash balances, which would be recorded as gain (loss) on foreign exchange in our consolidated statement of operations.

As of July 1, 2017, our Japan subsidiary had $0.1 million, net, in U.S. dollar denominated operating intercompany receivables, $13.6 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $9.4 million in U.S. dollar denominated cash and restricted cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $0.4 million (U.S. dollar weakening), or loss of $0.4 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign exchange in our consolidated statement of operations.
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
During the year ended July 1, 2017, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarter in which they were opened. In connection with these hedges, during the year ended July 1, 2017, we recorded a $0.5 million loss on foreign currency transactions, net within our consolidated statement of operations. As of July 1, 2017, we did not have any outstanding foreign currency forward contracts.
Bank Liquidity Risk
As of July 1, 2017, we have approximately $79.3 million of unrestricted cash (excluding money market funds) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred such losses and have had full access to our operating accounts. See Note 1, Basis of Preparation and Summary of Significant Accounting Policies, to our consolidated financial statements included elsewhere in this Annual Report. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

Item 8. Financial Statements and Supplementary Data
The financial statements required by this item may be found beginning on pages F-1 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2017.
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
Our management assessed the effectiveness of our internal control over financial reporting as of July 1, 2017. In making its assessment of internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, management concluded that, as of July 1, 2017, our internal control over financial reporting was effective based on these criteria.
Our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting. This report appears under Item 8 of this Annual Report.
(c)    Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders under the headings “Proposal 1 — Election of Class I Directors,” “Corporate Governance,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics.”

Item 11. Executive Compensation
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” and “Employment, Change in Control and Severance Arrangements.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders under the headings “Security Ownership of Certain Beneficial Owners and Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders under the headings "Related Person Transactions," “Policies and Procedures for Related Person Transactions,” “Director Independence,” “Employment, Change in Control and Severance Arrangements,” “Proposal 1 — Election of Class I Directors,” and “Corporate Governance.”

Item 14. Principal Accounting Fees and Services
Information required by this Item is incorporated by reference to the information contained in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders under the headings “Principal Accounting Fees and Services” and “Pre-Approval Policies and Procedures.”

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
3. List of Exhibits
The Exhibits filed as part of this Annual Report, or incorporated by reference, are listed on the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCLARO, INC. (Registrant)

August 18, 2017	By:	/s/ Greg Dougherty
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

Signature	Title	Date
/s/ Greg Dougherty	Director and Chief Executive Officer	August 18, 2017
Greg Dougherty	(Principal Executive Officer)

/s/ Pete Mangan	Chief Financial Officer	August 18, 2017
Pete Mangan	(Principal Financial Officer)

/s/ Mike Fernicola	Chief Accounting Officer	August 18, 2017
Mike Fernicola	(Principal Accounting Officer)

/s/ Marissa Peterson	Chair of the Board	August 18, 2017
Marissa Peterson

/s/ Edward B. Collins	Director	August 18, 2017
Edward B. Collins

/s/ Kendall W. Cowan	Director	August 18, 2017
Kendall W. Cowan

/s/ Denise Haylor	Director	August 18, 2017
Denise Haylor

/s/ Joel Smith III	Director	August 18, 2017
Joel Smith III

/s/ William L. Smith	Director	August 18, 2017
William L. Smith

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Oclaro, Inc.

We have audited the accompanying consolidated balance sheets of Oclaro, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of July 1, 2017 and July 2, 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended July 1, 2017. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oclaro, Inc. and subsidiaries as of July 1, 2017 and July 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 1, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 18, 2017 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
San Francisco, California
August 18, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Oclaro, Inc.

We have audited the internal control over financial reporting of Oclaro Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of July 1, 2017, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 1, 2017 based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 1, 2017, and our report dated August 18, 2017 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
San Francisco, California
August 18, 2017

OCLARO, INC.
CONSOLIDATED BALANCE SHEETS

	July 1, 2017	July 2, 2016
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$219,270	$95,929
Restricted cash	716	715
Short-term investments	37,559	—
Accounts receivable, net of allowances for doubtful accounts of $1,533 and $1,674 as of July 1, 2017 and of July 2, 2016, respectively	122,287	93,571
Inventories	101,068	76,369
Prepaid expenses and other current assets	40,870	23,591
Total current assets	521,770	290,175
Property and equipment, net	114,333	65,045
Other intangible assets, net	699	1,498
Deferred tax assets, non-current	25,774	94
Other non-current assets	2,573	2,237
Total assets	$665,149	$359,049
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,316	$71,201
Accrued expenses and other liabilities	42,499	34,818
Capital lease obligations, current	2,368	3,753
Total current liabilities	133,183	109,772
Deferred gain on sale-leasebacks	5,895	6,809
Convertible notes payable	—	62,058
Capital lease obligations, non-current	1,379	2,105
Other non-current liabilities	11,019	11,694
Total liabilities	151,476	192,438
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 275,000 shares authorized; 167,639 shares issued and outstanding at July 1, 2017; and 112,207 shares issued and outstanding at July 2, 2016	1,676	1,122
Additional paid-in capital	1,688,777	1,471,280
Accumulated other comprehensive income	40,973	39,821
Accumulated deficit	(1,217,753)	(1,345,612)
Total stockholders’ equity	513,673	166,611
Total liabilities and stockholders’ equity	$665,149	$359,049
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(Thousands, except per share amounts)
Revenues, including $3,604 from related parties for the year ended June 27, 2015	$600,968	$407,914	$341,276
Cost of revenues	365,729	291,496	284,528
Gross profit	235,239	116,418	56,748
Operating expenses:
Research and development	57,094	46,067	46,419
Selling, general and administrative	58,461	53,457	56,256
Amortization of other intangible assets	786	995	1,133
Restructuring, acquisition and related (income) expense, net	60	25	(1,516)
(Gain) loss on sale of property and equipment	(130)	32	(83)
Total operating expenses	116,271	100,576	102,209
Operating income (loss)	118,968	15,842	(45,461)
Other income (expense):
Interest income (expense), net	(13,313)	(4,986)	(2,051)
Loss on foreign currency transactions	(3,652)	(2,362)	(2,144)
Other income (expense), net	810	935	1,750
Total other income (expense)	(16,155)	(6,413)	(2,445)
Income (loss) from continuing operations before income taxes	102,813	9,429	(47,906)
Income tax (benefit) provision	(25,046)	849	328
Income (loss) from continuing operations	127,859	8,580	(48,234)
Loss from discontinued operations, net of tax	—	—	(8,458)
Net income (loss)	$127,859	$8,580	$(56,692)
Basic net income (loss) per share:
Income (loss) per share from continuing operations	$0.81	$0.08	$(0.45)
Loss per share from discontinued operations	—	—	(0.08)
Basic net income (loss) per share	$0.81	$0.08	$(0.52)
Diluted net income (loss) per share:
Income (loss) per share from continuing operations	$0.77	$0.08	$(0.45)
Loss per share from discontinued operations	—	—	(0.08)
Diluted net income (loss) per share	$0.77	$0.08	$(0.52)
Shares used in computing net income (loss) per share:
Basic	158,115	110,599	108,144
Diluted	165,031	113,228	108,144
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(Thousands)
Net income (loss)	$127,859	$8,580	$(56,692)
Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(8)	—	209
Currency translation adjustments	947	(1,167)	(5,139)
Pension adjustments	213	(538)	592
Total comprehensive income (loss)	$129,011	$6,875	$(61,030)
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(Thousands)
Cash flows from operating activities:
Net income (loss)	$127,859	$8,580	$(56,692)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,544	16,755	18,613
Stock-based compensation expense	11,195	8,201	6,164
Interest make-whole charge and induced conversion expense related to convertible notes	8,463	—	—
Amortization and write-off of debt discount and issuance costs	102	812	305
Release of valuation allowance on deferred tax assets	(25,680)	—	—
Amortization of deferred gain on sale-leaseback	(743)	(842)	(914)
(Gain) loss on sale of property and equipment	(130)	32	(83)
Gain on sale of Komoro Business	—	—	(8,315)
Adjustment to the hold-backs related to the sales of the Zurich and Amplifier Businesses	—	—	7,650
Other adjustments	—	—	161
Changes in operating assets and liabilities:
Accounts receivable, net	(28,811)	(23,409)	138
Inventories	(26,997)	(11,008)	(5,308)
Prepaid expenses and other current assets	(17,940)	(2,383)	7,996
Other non-current assets	(255)	98	(267)
Accounts payable	9,643	9,455	(4,873)
Accrued expenses and other liabilities	9,128	(24)	(10,828)
Net cash provided by (used in) operating activities	87,378	6,267	(46,253)
Cash flows from investing activities:
Purchases of property and equipment	(61,893)	(27,750)	(18,084)
Purchases of short-term investments	(69,415)	—	—
Maturities of short-term investments	32,000	—	—
Proceeds from sale of property and equipment	231	—	—
Transfer (to) from restricted cash	(1)	2,418	1,793
Proceeds from sale of Komoro Business	—	—	14,647
Proceeds from sale of Zurich Business	—	—	1,410
Proceeds from sale of Amplifier Business	—	—	940
Proceeds from sale of investments		—	141
Net cash provided by (used in) investing activities	(99,078)	(25,332)	847
Cash flows from financing activities:
Proceeds from the sale of common stock in connection with public offering, net of expenses	135,153	—	—
Proceeds from the exercise of stock options	4,873	286	42
Shares repurchased for tax withholdings on vesting of restricted stock units	(4,426)	(1,641)	—
Payments on capital lease obligations	(2,183)	(3,151)	(4,153)
Proceeds from the sale of convertible notes, net	—	—	60,941
Net cash provided by (used in) financing activities	133,417	(4,506)	56,830
Effect of exchange rate on cash and cash equivalents	1,624	7,660	1,443
Net increase (decrease) in cash and cash equivalents	123,341	(15,911)	12,867
Cash and cash equivalents at beginning of fiscal year	95,929	111,840	98,973
Cash and cash equivalents at end of fiscal year	$219,270	$95,929	$111,840
Supplemental disclosures of cash flow information:
Cash paid for interest	$13,313	$3,936	$123
Cash paid for income taxes	1,939	334	507
Cash paid for interest make-whole and induced conversion charges related to the exercise of convertible notes	4,700	—	—
Supplemental disclosures of non-cash transactions:
Issuance of common stock in exchange for the net carrying value of the liability component of convertible notes	$62,125	$—	$—
Purchases of property and equipment funded by accounts payable	10,388	8,176	—
Capital lease obligations incurred for purchases of property and equipment	397	2,390	—
The accompanying notes form an integral part of these consolidated financial statements.

OCLARO, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Additional Paid-In Capital	Accumulated Other Comprehen-sive Income	Accumulated Deficit	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
	(Thousands)
Balance at June 28, 2014	107,779	$1,077	$1,458,487	$45,864	$(1,297,500)	$207,928
Issuance of common stock related to restricted stock units and awards	2,085	21	(23)	—	—	(2)
Issuance of common stock upon the exercise of stock options	25	1	42	—	—	43
Stock-based compensation	—	—	6,061	—	—	6,061
Other comprehensive loss	—	—	—	(4,338)	—	(4,338)
Net loss	—	—	—	—	(56,692)	(56,692)
Balance at June 27, 2015	109,889	1,099	1,464,567	41,526	(1,354,192)	153,000
Issuance of common stock related to restricted stock units and awards	2,212	22	—	—	—	22
Common stock repurchased for tax withholdings on vesting of restricted stock units	—	—	(1,640)	—	—	(1,640)
Issuance of common stock upon the exercise of stock options	106	1	264	—	—	265
Stock-based compensation	—	—	8,089	—	—	8,089
Other comprehensive loss	—	—	—	(1,705)	—	(1,705)
Net income	—	—	—	—	8,580	8,580
Balance at July 2, 2016	112,207	1,122	1,471,280	39,821	(1,345,612)	166,611
Issuance of common stock related to restricted stock units and awards	2,504	25	—	—	—	25
Common stock repurchased for tax withholdings on vesting of restricted stock units	—	—	(4,426)	—	—	(4,426)
Issuance of common stock upon the exercise of stock options	1,018	10	4,863	—	—	4,873
Issuance of common stock in connection with public offering	17,250	173	134,980	—	—	135,153
Issuance of common stock in connection with exchange of convertible notes	34,660	346	70,276	—	—	70,622
Stock-based compensation	—	—	11,804	—	—	11,804
Other comprehensive income	—	—	—	1,152		1,152
Net income	—	—	—	—	127,859	127,859
Balance at July 1, 2017	167,639	$1,676	$1,688,777	$40,973	$(1,217,753)	$513,673
The accompanying notes form an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. BASIS OF PREPARATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business
Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Annual Report on Form 10-K as “Oclaro,” “we,” “us,” or “our.”
During our fiscal year 2017, we were one of the leading providers of optical components and modules for the long-haul, metro and data center markets. Leveraging more than three decades of laser technology innovation and photonics integration, we provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications.
Basis of Preparation
The consolidated financial statements include the accounts of Oclaro and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which contemplate the continuation of a company as a going concern. As of July 1, 2017, we held $257.5 million in cash, restricted cash and short-term investments, comprised of $219.3 million in cash and cash equivalents, $0.7 million in current restricted cash, and $37.6 million in short-term investments; and we had working capital of $388.6 million.
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
Business Combinations and Dispositions
In fiscal year 2014, we sold both our Oclaro Switzerland GmbH subsidiary and associated laser diodes and pump business (the “Zurich Business”) and our optical amplifier and micro-optics business (the “Amplifier Business”) to II-VI Incorporated ("II-VI"). These sales are more fully discussed in Note 3, Business Combinations and Dispositions. These sales are reported as discontinued operations, which require retrospective restatement of prior periods to classify the results of operations as discontinued operations. The notes to our consolidated financial statements relate to our continuing operations only, unless otherwise indicated.
In fiscal year 2015, we sold our industrial and consumer business of Oclaro Japan located at our Komoro, Japan facility to Ushio Opto Semiconductors, Inc. ("Ushio Opto"). The transaction is more fully discussed in Note 3, Business Combinations and Dispositions.
Out of Period Adjustment
In fiscal year 2015, we recorded an out-of-period adjustment of approximately $2.0 million in cost of goods sold in our consolidated statement of operations. The adjustment, which increased cost of goods sold, also increased accrued liabilities and decreased inventory, and was made to correct our fiscal year 2014 inventory valuation and the value of our purchase commitment accrual. We determined that the adjustment did not have a material impact to our current or prior period consolidated financial statements.
Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal years ended July 1, 2017, July 2, 2016 and June 27, 2015 had 52 weeks, 53 weeks and 52 weeks, respectively.
Reclassifications
For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications did not affect our consolidated revenues, net income, cash flows, cash and cash equivalents or stockholders’ equity as previously reported.

Cash and Cash Equivalents
We consider all liquid investment securities with an original maturity date of three months or less to be cash equivalents. Any realized gains and losses on liquid investment securities are included in other income (expense), net in our consolidated statements of operations.
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	July 1, 2017	July 2, 2016
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$79,259	$70,925
Money market funds	99,037	25,004
Commercial paper	22,981	—
Corporate bonds	2,012	—
U.S. agency securities	15,981	—
	$219,270	$95,929
As of July 1, 2017, $69.9 million of the $219.3 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay additional taxes to repatriate these funds.
Restricted Cash
As of July 1, 2017, we had restricted cash of $1.1 million, including $0.4 million in other non-current assets, consisting of collateral for the performance of our obligations under certain facility lease agreements, collateral to secure certain of our credit card accounts and deposits for value-added taxes in foreign jurisdictions.
Short-Term Investments
We classify short-term investments, which consist primarily of securities purchased with original maturities at date of purchase of more than three months and less than one year, as “available for sale securities.” These short-term investments are reported at market value, with the aggregate unrealized holding gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity. All realized gains and losses and unrealized losses resulting from declines in fair value that are other than temporary and not involving credit losses are recorded in the consolidated statements of operations in the period they occur.
The following table provides details regarding our short-term investments at the dates indicated:

	July 1, 2017	July 2, 2016
	(Thousands)
Short-term investments:
Commercial paper	$23,459	$—
Corporate bonds	10,094	—
U.S. Treasury securities	4,006	—
	$37,559	$—
Concentration of Credit Risks
We place our cash and cash equivalents with and in the custody of financial institutions, which at times, are in excess of amounts insured. Management monitors the ongoing creditworthiness of these institutions. To date, we have not experienced significant losses on these investments.
Our trade accounts receivable are concentrated with companies in the telecom industry. At July 1, 2017, one customer accounted for a total of 20 percent of our net accounts receivable. At July 2, 2016, four customers accounted for a total of 63 percent of our net accounts receivable, with each individually accounting for more than 10 percent of our net accounts receivable.

Allowance for Doubtful Accounts
We perform ongoing credit evaluations of our customers and record specific allowances for doubtful accounts when a customer is unable to meet its financial obligations, as in the case of bankruptcy filings or deteriorated financial position. Estimates are used in determining allowances for customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. We write off a receivable account when all rights, remedies and recourses against the account and its principals are exhausted and record a benefit when previously reserved accounts are collected. We recorded additional provisions as allowances for doubtful accounts in fiscal year 2015 of less than $0.1 million. In fiscal years 2016 and 2017 we did not record any additional provisions as allowances for doubtful accounts.
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
The following table provides details regarding our inventories at the dates indicated:

	July 1, 2017	July 2, 2016
	(Thousands)
Inventories:
Raw materials	$32,421	$23,751
Work-in-process	35,094	32,819
Finished goods	33,553	19,799
	$101,068	$76,369
Capitalized Software Costs
We capitalize certain development costs incurred in connection with our internal use software once an application has reached the development stage and until the software is substantially complete and ready for its intended use. These costs can include external direct costs of materials and services consumed in the project and internal costs, such as the payroll and benefits expenses attributable to those employees directly associated with the development of the software. Related maintenance and training costs are expensed as incurred. Capitalized software costs are included in property, plant and equipment. We capitalized $9.4 million of internal use software costs during the year ended July 1, 2017, and did not capitalize any internal use software costs during the year ended July 2, 2016.
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

The following table provides details regarding our property and equipment, net at the dates indicated:

	July 1, 2017	July 2, 2016
	(Thousands)
Property and equipment, net:
Buildings and improvements	$10,222	$10,389
Plant and machinery	99,779	59,696
Fixtures, fittings and equipment	3,225	3,005
Computer equipment	15,901	9,846
	129,127	82,936
Less: accumulated depreciation	(14,794)	(17,891)
	$114,333	$65,045
During the year ended July 1, 2017, we disposed and/or sold approximately $13.0 million of fully depreciated property and equipment related to our high-bit products.
Property and equipment includes assets under capital leases of $3.7 million and $5.9 million at July 1, 2017 and July 2, 2016, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense.
Depreciation expense was $20.8 million, $15.8 million and $17.5 million for the fiscal years ended July 1, 2017, July 2, 2016 and June 27, 2015, respectively.
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

During the year ended July 1, 2017, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarters in which they were opened. In connection with these hedges, during the years ended July 1, 2017 and July 2, 2016, we recorded net losses on foreign currency transactions of $0.5 million and $0.3 million, respectively, within our consolidated statement of operations. At July 1, 2017 and July 2, 2016, we had no outstanding foreign currency forward exchange contracts.
Accrued Expenses and Other Liabilities
The following table provides details for our accrued expenses and other liabilities at the dates indicated:

	July 1, 2017	July 2, 2016
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$7,805	$6,429
Compensation and benefits related accruals	13,837	14,038
Warranty accrual	4,124	3,827
Accrued restructuring, current	—	204
Purchase commitments in excess of future demand, current	4,009	1,723
Other accruals	12,724	8,597
	$42,499	$34,818
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
Advertising Costs
Advertising costs are expensed as incurred. Our advertising costs for the years ended July 1, 2017, July 2, 2016 and June 27, 2015 were not significant.
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
Stock-Based Compensation
We use grant date fair value to value restricted stock awards, restricted stock units and performance shares. We use the Black-Scholes option pricing model to value the fair value of stock options and stock appreciation rights.
We record compensation expense for time-based awards using the straight-line method and estimate forfeitures when recognizing compensation expense, and we adjust our estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment in the period of change. Pursuant to our adoption of Accounting Standards Update ("ASC") No. 2016-09, Compensation: Improvements to Employee Share-Based Payment Accounting, in the first quarter of fiscal year 2018, we will transition from estimating forfeitures to recording forfeitures as they occur. This change in accounting principle with regards to forfeitures will be adopted using a modified retrospective approach.
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
Stock options have a term of seven to ten years and generally vest over a two to four year service period, and restricted stock awards and restricted stock units generally vest over a one to four year service period, and in certain cases each may vest earlier based upon the achievement of specific performance-based objectives as set by our board of directors or may be subject to additional vesting conditions based upon achievement of such performance-based objectives.
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
Net Income (Loss) Per Share
Basic net income (loss) per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income (loss) per share is computed assuming conversion of all potentially dilutive securities, such as stock options, stock appreciation rights, unvested restricted stock awards, warrants and shares issuable in connection with convertible notes during such period. For the fiscal year ended June 27, 2015, we excluded such dilutive securities from the computation of diluted shares outstanding since we incurred a net loss from continuing operations in this period and their inclusion would have an anti-dilutive effect.
Recent Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, changing the presentation of net periodic benefit cost in the income statement. The guidance will be effective for us in the first quarter of fiscal year 2019, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business, providing guidance for evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The guidance will be effective for us in the first quarter of fiscal year 2019. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash to standardize the presentation of transfers between cash and restricted cash in the cash flow statement. Amounts described as restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The guidance will be effective for us in the first quarter of fiscal year 2019, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory, to reduce the complexity related to the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This guidance will be effective for us in the first quarter of fiscal year 2019, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments to reduce the diversity in practice related to the presentation and classification of various cash flow scenarios. This guidance will be effective for us in the first quarter of fiscal year 2019, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
In May 2014 and May 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers and ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, respectively. These updates clarify the principles for recognizing revenue and develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The guidance permits two methods of adoption, the full retrospective method applying the standard to each prior reporting period presented, or the modified retrospective method with a cumulative effect of initially applying the guidance recognized at the date of initial application. We currently plan on adopting this guidance on July 1, 2018, the start to our first quarter of fiscal year 2019, using the modified retrospective method with a cumulative catch up adjustment and providing additional disclosures comparing results to previous rules. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
In March 2016, the FASB issued ASU No. 2016-09, Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. This guidance will be effective for us in the first quarter of fiscal 2018. Pursuant to the adoption of ASU No. 2016-09, we plan to make the election to record forfeitures when they occur. This change in accounting principle with regards to forfeitures will be adopted using a modified retrospective approach. We expect that the adoption of ASU No. 2016-09 will result in an adjustment of $0.3 million in our accumulated deficit and additional paid-in capital during the first quarter of fiscal year 2018.
In February 2016, the FASB issued ASU No. 2016-02, Leases, which requires recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This guidance will be effective for us in the first quarter of fiscal year 2020, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the tables below by their corresponding balance sheet captions and consisted of the following types of instruments at July 1, 2017 and July 2, 2016:

	Fair Value Measurement at July 1, 2017 Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(Thousands)
Cash and cash equivalents: (1)
Money market funds	$99,037	$—	$—	$99,037
Commercial paper	—	22,981	—	22,981
Corporate bonds	—	2,012	—	2,012
U.S. agency securities	—	15,981	—	15,981
Restricted cash:
Money market funds	712	—	—	712
Short-term investments:
Commercial paper	—	23,459	—	23,459
Corporate bonds	—	10,094	—	10,094
U.S. Treasury securities	—	4,006	—	4,006
Total assets measured at fair value	$99,749	$78,533	$—	$178,282

(1)	Excludes $79.3 million in cash held in our bank accounts at July 1, 2017.

	Fair Value Measurement at July 2, 2016 Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
Assets:	(Thousands)
Cash and cash equivalents: (1)
Money market funds	$25,004	$—	$—	$25,004
Restricted cash:
Money market funds	712	—	—	712
Total assets measured at fair value	$25,716	$—	$—	$25,716

(1)	Excludes $70.9 million in cash held in our bank accounts at July 2, 2016.

NOTE 3. BUSINESS COMBINATIONS AND DISPOSITIONS
Sale of Komoro, Japan Industrial and Consumer Business ("Komoro Business")
On August 5, 2014, Oclaro Japan, Inc., our wholly-owned subsidiary (“Oclaro Japan”), entered into a Master Separation Agreement (“MSA”) with Ushio Opto and Ushio, Inc. (“Ushio Opto”), whereby Ushio Opto agreed to acquire the industrial and consumer business of Oclaro Japan located at its Komoro, Japan facility (the “Komoro Business”), by means of an absorption-type demerger under the Japanese Companies Act. On October 27, 2014, the sale was completed. Initial consideration for this transaction consisted of 1.85 billion Japanese yen (approximately $17.1 million based on the exchange rate on October 27, 2014) in cash, of which 1.6 billion Japanese yen (approximately $14.8 million based on the exchange rate on October 27, 2014) was paid at the closing and 250 million Japanese yen (approximately $2.1 million based on the exchange rate on April 24, 2015) was paid into escrow and was released to Oclaro Japan on April 24, 2015. In addition, under the MSA, we were subject to a post-closing net asset valuation adjustment. We determined that based on the net assets transferred to Ushio Opto during the second quarter of fiscal year 2015, we owed Ushio Opto a post-closing net asset valuation adjustment of $1.4 million, which was paid to Ushio Opto in the third quarter of fiscal year 2015.
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
Income from continuing operations before income taxes attributable to the Komoro Business was $1.3 million for the year ended June 27, 2015 (up through October 27, 2014, the date the sale was completed).
The sale is more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included in our 2016 Annual Report on Form 10-K.
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

The following table presents the statement of operations for the discontinued operations of the Amplifier Business:

Year Ended
June 27, 2015
(Thousands)
Revenues	$—
Cost of revenues	—
Gross profit	—
Operating expenses	161
Other income (expense), net	(3,060)
Loss from discontinued operations before income taxes	(3,221)
Income tax provision	—
Loss from discontinued operations	$(3,221)
The sale is more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included in our 2016 Annual Report on Form 10-K.
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
The following table presents the statement of operations for the discontinued operations of the Zurich Business:

Year Ended
June 27, 2015
(Thousands)
Revenues	$—
Cost of revenues	163
Gross profit	(163)
Operating expenses	484
Other income (expense), net	(4,590)
Loss from discontinued operations before income taxes	(5,237)
Income tax provision	—
Loss from discontinued operations	$(5,237)
The sale is more fully discussed in Note 3, Business Combinations and Dispositions, to our consolidated financial statements included in our 2016 Annual Report on Form 10-K.

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
Impairment Assessments
During the fourth quarter of fiscal year 2017 and 2016, we reviewed our other intangible assets for impairment. We compared their carrying amounts to market prices or the future undiscounted cash flows the assets are expected to generate. We determined that the carrying value of the assets did not exceed the fair value based on market prices or future discounted cash flows. We did not record any impairment charges related to our other intangibles in fiscal year 2017 or 2016.
Amortization
Amortization of other intangible assets for the fiscal years ended July 1, 2017, July 2, 2016 and June 27, 2015, was $0.8 million, $1.0 million and $1.1 million, respectively. Amortization is recorded as an operating expense within the consolidated statements of operations.
In the fourth quarter of fiscal year 2015, we revised the estimated useful lives of certain of our other intangible assets related to our integrated photonics product line to adjust for the shorter time period in which we expect to benefit from these other intangible assets.
Estimated future amortization expense of other intangible assets is as follows, based on the current level of our other intangible assets as of July 1, 2017:

Estimated Future Amortization
(Thousands)
Fiscal Year:
2018	$649
2019	50
2020	—
2021	—
2022	—
Thereafter	—
$699

The following table summarizes the activity related to our other intangible assets for fiscal years ended July 1, 2017, July 2, 2016 and June 27, 2015:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Amortization	Total
	(Thousands)
Balance at June 28, 2014	$8,267	$4,660	$5,143	$915	$3,338	$(13,787)	$8,536
Sale of Komoro Business	(1,904)	—	(2,545)	—	—	—	(4,449)
Amortization	—	—	—	—	—	(1,133)	(1,133)
Translations and adjustments	(114)	(65)	(196)	—	—	—	(375)
Balance at June 27, 2015	6,249	4,595	2,402	915	3,338	(14,920)	2,579
Amortization	—	—	—	—	—	(995)	(995)
Translations and adjustments	—	(86)	—	—	—	—	(86)
Balance at July 2, 2016	6,249	4,509	2,402	915	3,338	(15,915)	1,498
Amortization	—	—	—	—	—	(786)	(786)
Translations and adjustments	—	(13)	—	—	—	—	(13)
Balance at July 1, 2017	$6,249	$4,496	$2,402	$915	$3,338	$(16,701)	$699

NOTE 5. RESTRUCTURING LIABILITIES
For all periods presented, separation payments under the restructuring and cost reduction efforts were accrued and charged to restructuring in the period that the amounts were both determined and communicated to the affected employees.
2014 Restructuring Plan
During the first quarter of fiscal year 2014, we initiated a restructuring plan to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies. During the year ended July 1, 2017, July 2, 2016 and June 27, 2015, we recorded restructuring charges of zero, $0.4 million and $4.0 million, respectively, pursuant to this plan. The restructuring charges for the year ended July 2, 2016 related to workforce reductions. The restructuring charges for the year ended June 27, 2015 consisted of $4.1 million related to workforce reductions and a $0.1 million reversal of restructuring charges related to revised estimates for lease cancellations and commitments.
During the year ended July 1, 2017, July 2, 2016 and June 27, 2015, we paid $0.2 million, $0.5 million and $5.3 million, respectively, to settle the remaining restructuring liabilities in connection with this plan.
Restructuring Plan related to our Manufacturing Operations in Shenzhen, China
During fiscal year 2012, we initiated a restructuring plan in connection with the transfer of a portion of our Shenzhen, China manufacturing operations to Venture Corporation Limited ("Venture"). This transition occurred in a phased and gradual transfer of certain products and was completed in fiscal year 2015. In connection with this transition, we recorded restructuring charges of $2.5 million during the year ended June 27, 2015. The restructuring charges in fiscal year 2015 related primarily to employee separation charges. During fiscal year 2015, we made scheduled payments of $3.1 million to settle the remaining restructuring liabilities in connection with this plan.

Activity Related to Restructuring Liabilities
The following table summarizes the activity related to our restructuring liability for the years ended July 1, 2017, July 2, 2016 and June 27, 2015:

	Lease Cancellations, Commitments and Other Charges	Termination Payments to Employees and Related Costs	Total Accrued Restructuring Charges
	(Thousands)
Balance at June 28, 2014	$1,881	$962	$2,843
Charged to restructuring costs	(36)	6,552	6,516
Paid or other adjustments	(1,617)	(7,030)	(8,647)
Balance at June 27, 2015	228	484	712
Charged to restructuring costs	—	370	370
Paid or other adjustments	(228)	(650)	(878)
Balance at July 2, 2016	—	204	204
Charged to restructuring costs	—	—	—
Paid or other adjustments	—	(204)	(204)
Balance at July 1, 2017	$—	$—	$—

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
The 6.00% Notes were governed by an Indenture, dated February 19, 2015 (the “Indenture”), entered into between us and U.S. Bank National Association, as trustee (the “Trustee”). The Indenture contained affirmative and negative covenants that, among other things, limited our ability to incur, assume or guarantee additional indebtedness; create liens; sell or otherwise dispose of substantially all of our assets; and enter into mergers and consolidations. The Indenture also contained customary events of default. Upon the occurrence of certain events of default, the Trustee or the holders of the 6.00% Notes could have declared all outstanding 6.00% Notes to be due and payable immediately.
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
On February 19, 2015, we entered into a Consent and First Loan Modification Agreement (the “Amendment”) with Silicon Valley Bank (“SVB”). The Amendment modified the Loan and Security Agreement, dated as of March 28, 2014, by and among us, Oclaro Technology Limited and SVB to allow the cash payments provided for in the Indenture and the 6.00% Notes and include the 6.00% Notes as permitted indebtedness.

Prior to February 15, 2018, in the event that the last reported sale price of our common stock for 20 or more trading days (whether or not consecutive) in a period of 30 consecutive trading days ending within 5 trading days immediately prior to the date we would have received a notice of conversion had exceeded the conversion price in effect on each such trading day, we would have, in addition to delivering shares upon conversion by the holder of 6.00% Notes, together with cash in lieu of fractional shares, make an interest make-whole payment in cash equal to the sum of the remaining scheduled payments of interest on the 6.00% Notes to be converted through February 15, 2018.
Prior to February 15, 2018, we could not redeem the 6.00% Notes. On or after February 15, 2018, we could redeem for cash all of the 6.00% Notes if the last reported sale price per share of our common stock has been at least 130 percent of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading-day period ending within 5 trading days prior to the date on which we provide notice of redemption. The redemption price would equal (i) 100 percent of the principal amount of the Notes being redeemed, plus (ii) accrued and unpaid interest, including additional interest, if any, to, but excluding, the redemption date plus (iii) the sum of the present values of each of the remaining scheduled payments of interest that would have been made on the 6.00% Notes to be redeemed had such 6.00% Notes remained outstanding from the redemption date to the maturity date (excluding interest accrued to, but excluding, the redemption date that is otherwise paid pursuant to the immediately preceding clause (ii)). Once notified, the holders of the 6.00% Notes could elect to convert, at which point they would receive their shares of common stock based on the initial exchange rate plus up to an additional 11.2 million shares.
The 6.00% Notes were scheduled to mature on February 15, 2020 and bore interest at a fixed rate of 6.00 percent per year, payable semi-annually in arrears on February 15 and August 15 of each year, beginning on August 15, 2015.
In August 2016, we entered into multiple privately negotiated agreements, pursuant to which all of our 6.00% Notes were canceled, and the Indenture was satisfied and discharged. In connection with these privately negotiated agreements, we issued a total of 34,659,972 shares of our common stock and made total cash payments of $4.7 million.

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

Pursuant to the terms of the Indenture governing the 6.00% Notes, we recorded an interest make-whole charge of $5.9 million in interest (income) expense, net, in the consolidated statement of operations for the year ended July 1, 2017, which was settled with a combination of common stock issuances and cash payments. We also recorded an induced conversion expense of $7.4 million, which we recorded in interest (income) expense, net, in the consolidated statement of operations for the year ended July 1, 2017.
During the year ended July 2, 2016 and June 27, 2015, we recorded interest expense of $4.7 million and $1.7 million, respectively, which included the amortization of the debt discount and the issuance costs related to these 6.00% Notes. During the year ended July 2, 2016 and June 27, 2015, we made interest payments of $3.9 million and zero, respectively, related to the 6.00% Notes.
The following table sets forth balance sheet information related to the 6.00% Notes at July 1, 2017 and July 2, 2016:

	July 1, 2017	July 2, 2016

Principal value of the liability component	$—	$65,000
Unamortized value of the debt discount and issuance costs	—	(2,942)
Net carrying value of the liability component	$—	$62,058

At July 2, 2016, the $2.5 million debt discount and the $0.5 million issuance costs are recorded as a contra-liability in convertible notes payable within the consolidated balance sheet.

Silicon Valley Bank Credit Facility
On March 28, 2014, Oclaro, Inc. and its subsidiary, Oclaro Technology Limited (the “Borrower”), entered into a loan and security agreement (the “Loan Agreement”) with SVB pursuant to which SVB provided the Borrower with a three-year revolving credit facility of up to $40.0 million. Under the Loan Agreement, advances were available based on up to 80 percent of “eligible accounts” as defined in the Loan Agreement. The Loan Agreement had a $10.0 million sub-facility for letters of credit, foreign exchange contracts and cash management services. On September 17, 2015, we entered into an amendment to the Loan Agreement with the Bank increasing from $5.0 million to $15.0 million the amount of equipment liens that may qualify as "Permitted Liens" thereunder.
The obligations of the Borrower under the Loan Agreement were guaranteed by us and certain subsidiaries of ours (collectively, the “Guarantors”) pursuant to an Unconditional Guaranty in favor of SVB (the “Guaranty”), and were secured by substantially all of the assets of the Borrower and the Guarantors, including a pledge of the capital stock holdings of the Borrower and the Guarantors in their direct subsidiaries.
Borrowings made under the Loan Agreement bore interest at a rate based on either the London Interbank Offered Rate plus 2.25 percent or The Wall Street Journal’s prime rate plus 1.00 percent. If the sum of (a) the Borrower’s unrestricted cash and cash equivalents that are subject to SVB’s liens less (b) the amount outstanding to SVB under the Loan Agreement (such sum being “Net Cash”) was less than $15.0 million, then the interest rates were increased by 0.75 percent until Net Cash exceeds $15.0 million for a calendar month. If interest paid under the Loan Agreement was less than $45,000 in any fiscal quarter, the Borrower was required to pay SVB an additional amount equal to the difference between $45,000 and the actual interest paid during such fiscal quarter. The minimum interest payment is in lieu of a stand-by charge.
The obligations of the Borrower under the Loan Agreement could have been accelerated, and the Guarantors could have become obligated under the Guaranty, upon the occurrence of an event of default under the Loan Agreement. The Loan Agreement includes customary events of default. Upon the occurrence and during the continuance of an event of default, obligations would have borne interest at a rate per annum which was 2 percentage points above the rate that was otherwise applicable thereto, unless SVB had elected otherwise, in its sole discretion.
The Loan Agreement contained covenants applicable to us, the Borrower and our subsidiaries, including a financial covenant that, on a consolidated basis, required us to maintain a minimum fixed charge coverage ratio of no less than 1.10 to 1.00, if the Borrower had not maintained Net Cash of at least $15.0 million, and other customary covenants. The Loan Agreement also contained restrictions on our ability to pay cash dividends on our common stock.
At July 2, 2016, there were no amounts outstanding under the Loan Agreement. On March 28, 2017, the Loan Agreement expired, and was not renewed. There were no amounts outstanding under the Loan Agreement during fiscal year 2017.

NOTE 7. POST-RETIREMENT BENEFITS
401(k) Plan
In the U.S., we sponsor a 401(k) plan that allows voluntary contributions by eligible employees, who may elect to contribute up to the maximum allowed under the U.S. Internal Revenue Service regulations. We generally make 100 percent matching contributions on the first 3 percent and 50 percent matching contributions on the following 2 percent (up to a maximum of $18,000 per eligible employee for calendar year 2016 and 2017). We recorded related expenses of $0.5 million, $0.4 million and $0.5 million in fiscal years ended July 1, 2017, July 2, 2016 and June 27, 2015, respectively.
U.K. Defined Contribution Plan
We contribute to a U.K. based defined contribution pension scheme for employees. Contributions under this plan and the related expenses were $1.1 million, $1.2 million and $1.2 million in the fiscal years ended July 1, 2017, July 2, 2016 and June 27, 2015, respectively.
Japan Defined Contribution Plan
We contribute to a Japan based defined contribution plan that provides retirement benefits to our employees in Japan. Under the defined contribution plan, contributions are provided based on grade level and totaled $0.5 million, $0.5 million and $0.5 million for the years ended July 1, 2017, July 2, 2016 and June 27, 2015, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.

Japan Defined Benefit Plan
We contribute to a Japan based defined benefit plan that provides retirement benefits to our employees in Japan. Under the defined benefit plan in Japan (the "Japan Plan"), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination. During the second quarter of fiscal year 2015, we sold our Komoro Business, and as part of the sale transferred a portion of our Japan Plan covering employees of the Komoro Business to Ushio Opto.
As of July 1, 2017, there were no Japan Plan assets. As of July 1, 2017, there was $0.1 million in accrued expenses and other liabilities and $6.4 million in other non-current liabilities in our consolidated balance sheet, to account for the projected benefit obligations under the Japan Plan.
The reconciliation of the actuarial present value of the projected benefit obligations for the defined benefit plan for the fiscal year ended July 1, 2017 and July 2, 2016 was as follows:

	July 1, 2017	July 2, 2016
	(Thousands)
Change in projected benefit obligation:
Projected benefit obligation, beginning of period	$6,912	$4,817
Service cost	624	560
Interest cost	4	48
Benefits paid	(197)	(144)
Actuarial (gain) loss on obligation	(213)	614
Currency translation adjustment	(578)	1,017
Projected benefit obligation, end of period	$6,552	$6,912
Amounts recognized in consolidated balance sheets:
Accrued expenses and other liabilities:
Underfunded pension liability	$117	$50
Other non-current liabilities:
Underfunded pension liability	$6,435	$6,862
Amounts recognized in accumulated other comprehensive income, net of tax:
Pension actuarial loss	$150	$363
Accumulated benefit obligation, end of period	$6,552	$6,912

Net periodic pension cost associated with the Japan Plan in fiscal years ended July 1, 2017, July 2, 2016 and June 27, 2015 include the following components:

	July 1, 2017	July 2, 2016	June 27, 2015
	(Thousands)
Service cost	$624	$560	$693
Interest cost	4	48	69
Net amortization	—	—	35
Net periodic pension cost	$628	$608	$797
The projected and accumulated benefit obligations for the Japan Plan were calculated as July 1, 2017 and July 2, 2016 using the following assumptions:

	July 1, 2017	July 2, 2016
Discount rate	0.1%	0.9%
Salary increase rate	2.2%	2.2%
Expected average remaining working life (in years)	14.3	14.3

As of July 1, 2017, the accumulated benefit obligation was $6.6 million. Estimated future benefit payments under the Japan Plan are estimated to be $0.1 million in fiscal year 2018, $0.2 million in fiscal year 2019, $0.3 million in fiscal year 2020, $0.3 million in fiscal year 2021, $0.3 million in fiscal year 2022 and a total of $2.7 million for the following 5 years.

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
The following table summarizes movements in the warranty accrual for the periods indicated:

	Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(Thousands)
Warranty provision—beginning of period	$3,827	$2,932	$4,672
Warranties issued	2,225	2,477	1,430
Warranties utilized or expired	(1,878)	(1,520)	(2,709)
Currency translation and other adjustments	(50)	(62)	(461)
Warranty provision—end of period	$4,124	$3,827	$2,932
Capital Leases
In October 2015 we entered into a capital lease agreement for certain capital equipment. The lease term is for 5 years, after which time the ownership of the equipment will transfer from lessor to us. During the lease term, we will make twenty equal installments of principal and interest, payable quarterly. Interest on the capital lease will accrue at 1.15 percent per annum.
In connection with our acquisition of Opnext, we assumed capital leases for certain capital equipment, which had lease terms that ranged from one to five years, and provided us with the option to purchase the equipment at the residual value upon expiration.

The following table shows the future minimum lease payments due under non-cancelable capital leases at July 1, 2017:

Capital Leases
(Thousands)
Fiscal Year Ending:
2018	$2,439
2019	566
2020	604
2021	262
Thereafter	—
Total minimum lease payments	3,871
Less amount representing interest	(124)
Present value of capitalized payments	3,747
Less: current portion	(2,368)
Long-term portion	$1,379
Operating Leases
We lease certain facilities under non-cancelable operating lease agreements that expire at various dates through 2033. Our future fiscal year minimum lease payments under non-cancelable operating leases and related sublease income, including the sale-leaseback of our Caswell facility, are as follows:

	Operating Lease Payments	Sublease Income
	(Thousands)
Fiscal Year:
2018	$8,748	$(388)
2019	8,624	(147)
2020	7,382	(124)
2021	7,201	(15)
2022	6,890	—
Thereafter	40,456	—
	$79,301	$(674)
Rent expense for these leases was $8.8 million, $7.8 million and $9.5 million during the fiscal years ended July 1, 2017, July 2, 2016 and June 27, 2015, respectively. We evaluated our facility capacity on an ongoing basis to meet changing needs in our markets with a goal of minimizing our rent expense.
Taxes
It is our policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For fiscal years 2017, 2016 and 2015, we recognized an immaterial amount of interest and penalties related to unrecognized tax benefits. As of July 1, 2017 and July 2, 2016, we accrued $0.7 million in each year of interest and penalties related to unrecognized tax benefits. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time.
Purchase Commitments
We purchase components from a variety of suppliers and use contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with suppliers and contract manufacturers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional commitments. As of July 1, 2017, we had total purchase commitments of $142.2 million.

We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 1, 2017, the liability for these purchase commitments was $4.0 million and was included in accrued expenses and other liabilities.
Malaysian Goods and Services Tax (“GST”)
In February 2016, the Malaysian tax authorities preliminarily denied our Malaysia GST refund claims representing approximately $2.5 million. These claims were made in connection with the export of finished goods from our contract manufacturing partner’s Malaysian facilities. We are currently appealing the denial of these claims, and believe that additional appeal options may be available to us if we do not obtain a favorable resolution. Although we have taken action to minimize the impact of the GST with respect to our ongoing operations, we believe it is reasonably possible that, ultimately, we may not be able to recover some of these GST amounts. Of the $2.5 million in GST claims, we recorded $0.7 million in prepaid expenses and other current assets in our consolidated balance sheet at July 1, 2017, net of reserves and certain offsetting payments from our contract manufacturing partner.
Litigation
Overview
In the ordinary course of business, we are involved in various legal proceedings, and we anticipate that additional actions will be brought against us in the future. The most significant of these proceedings are described below. These legal proceedings, as well as other matters, involve various aspects of our business and a variety of claims in various jurisdictions. Complex legal proceedings frequently extend for several years, and a number of the matters pending against us are at very early stages of the legal process. As a result, some pending matters have not yet progressed sufficiently through discovery and/or development of important factual information and legal issues to enable us to determine whether the proceeding is material to us or to estimate a range of possible loss, if any. Unless otherwise disclosed, we are unable to estimate the possible loss or range of loss for the legal proceedings described below. While it is not possible to accurately predict or determine the eventual outcome of these items, an adverse determination in these items currently pending could have a material adverse effect on our results of operations, financial position or cash flows.
Oyster Optics Litigation
On November 23, 2016, Oyster Optics LLC (“Oyster”) filed a civil suit against Cisco Systems, Inc. (“Cisco”) and British Telecommunications PLC (“BT”), in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01301-JRG. In the complaint, Oyster alleges that Cisco and BT infringed seven patents owned by Oyster, which patents allegedly relate to certain Cisco optical platform products, some of which may incorporate Oclaro components. Oyster subsequently dismissed its claim against BT without prejudice. In January 2017, Cisco requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Cisco. In April 2017, Oyster served infringement contentions on Cisco. Those infringement contentions identified certain Cisco products that do implicate Oclaro components that were the subject of those commercial agreements. Accordingly, in May 2017, Oclaro and Cisco preliminarily agreed to an allocation of the responsibilities for the costs of defense associated with Oyster’s claims. However, due to the uncertainty regarding the infringement allegations that Oyster may present at trial and the resultant uncertainty regarding the number of Oclaro components that may be implicated by such infringement allegations, Oclaro and Cisco agreed to defer until the conclusion of the litigation the final determination of whether and to what extent Oclaro will indemnify Cisco for any amounts Cisco may be required to pay Oyster and Cisco’s related defense costs. On May 18, 2017, Oyster’s case against Cisco was consolidated with cases that Oyster brought against other parties. A claim construction hearing is set for October 31, 2017 and trial proceedings are set to begin June 4, 2018 in the consolidated cases. On June 1, 2017, Cisco filed a motion to transfer Oyster’s case against it to the Northern District of California. That motion is fully briefed and awaiting decision. Discovery between Oyster and Cisco is ongoing. Allegedly based on that discovery, Oyster is seeking to amend its infringement contentions to accuse additional Cisco products. To date, no such amendments have been agreed to by Cisco or ordered by the Court. If Oyster were to amend its infringement contentions, they could accuse Cisco products that implicate a different number of Oclaro components that are the subject of commercial agreements between Oclaro and Cisco. On June 30, 2017, Cisco and Oclaro filed Petitions for inter partes review of two of the patents that Oyster is asserting against Cisco with the U.S. Patent Office. On July 27, 2017, Cisco and Oclaro filed Petitions for inter partes review of three other Oyster asserted patents. Oyster has not responded substantively to any of the petitions and the Patent Office has not yet made any Institution Decisions.
Kunst Worker Compensation Matter
On June 18, 2015, Gerald Kunst, or Kunst, filed a civil suit against us and Travelers Property Casualty Company of America, or Travelers, in Massachusetts Superior Court, Civil Action No. SUCV2015-01818F. Travelers is our general liability insurance carrier. The complaint filed by Kunst, an employee of a third party service provider, alleges that he was injured while performing air conditioning repair services on the premises of our Acton, Massachusetts facility and seeks judgment in an amount to be determined by the court or jury, together with interest and costs. On July 24, 2015, we filed an answer to the complaint, which included our affirmative defenses. The case is scheduled for mediation on October 30, 2017.  If the mediator is unable to facilitate a resolution, the case is scheduled for trial on February 5, 2018. We intend to vigorously defend against this litigation.
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
Based on the exchange rate on July 1, 2017, annual rent for the next 4 years of the lease is approximately £1.4 million, or $1.8 million; and annual rent for the last 5 years of the lease is approximately £1.6 million, or $2.1 million per year. Rent during the optional renewal terms will be determined according to the then market rent for the site. The obligations of Oclaro Technology Ltd under these agreements are guaranteed by us. In addition, Scarborough and us entered into a pre-emption agreement with the buyer under which Oclaro Technology Ltd, within the initial 20-year term, has a right to purchase the Caswell site in whole or in part on terms acceptable to Scarborough if Scarborough agrees to terms with or receives an offer from a third party to purchase the Caswell facility. As a result of these agreements, we deferred a related gain of $20.4 million, which is being amortized ratably against rent expense over the initial 20-year term of the lease. As of July 1, 2017, the unamortized balance of this deferred gain is $6.7 million.
At the inception of the Caswell lease, we determined the total minimum lease payments which were to be paid over the lease term, and we are recognizing the effects of scheduled rent increases, which are included in the total minimum lease payments, on a straight-line basis over the lease term.

NOTE 9. STOCKHOLDERS’ EQUITY
Common Stock
Our restated certificate of incorporation authorizes us to issue up to 275.0 million shares of our common stock.
On September 21, 2016, we entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, as representative of the several underwriters (the “Underwriters”), relating to the offering, issuance and sale (the “Offering”) of 15.0 million shares of our common stock, par value $0.01 per share. The price to the public in the Offering was $8.35 per share. Under the terms of the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to an additional 2,250,000 shares of common stock. The option was exercised in full by the Underwriters on September 23, 2016. All of the shares in the Offering were sold by us. The Offering closed on September 27, 2016, subject to customary closing conditions. The net proceeds to us after deducting underwriting discounts and commissions and offering expenses were approximately $135.2 million.
In August 2016, we issued a total of 34,659,972 shares of our common stock in connection with the cancellation of our 6.00% Notes. See Note 6, Credit Line and Notes, for additional information.
Preferred Stock
Our restated certificate of incorporation authorizes us to issue up to 1.0 million shares of preferred stock with designations, rights and preferences determined from time-to-time by our board of directors. To date, we have not issued any preferred stock.

Accumulated Other Comprehensive Income
The components of accumulated other comprehensive income, net of tax, are as follows:

	July 1, 2017	July 2, 2016
	(Thousands)
Currency translation adjustments	$41,131	$40,184
Unrealized gain on marketable securities	(8)	—
Japan defined benefit plan	(150)	(363)
	$40,973	$39,821

NOTE 10. EMPLOYEE STOCK PLANS
Stock Incentive Plans
On July 30, 2014, our board of directors approved the Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (the “Incentive Plan”) and on November 14, 2014, our shareholders ratified the Incentive Plan. The Incentive Plan amended and restated in its entirety the Fourth Amended and Restated 2001 Long-Term Stock Incentive Plan. The Incentive Plan (i) increased the number of shares of common stock available for issuance by 6.0 million shares, (ii) consolidated the share reserve of the Incentive Plan with the share reserve of the Amended and Restated 2004 Stock Incentive Plan ("2004 Plan"), such that from November 14, 2014, no additional awards will be granted under the 2004 Plan, and (iii) established that full value awards count as 1.40 shares of common stock for purposes of the Incentive Plan. On November 10, 2015 and November 18, 2016, our stockholders approved amendments to the Incentive Plan, adding 8.0 million shares of common stock and 6.0 million shares of common stock, respectively, to the share reserve under the Incentive Plan.
As of July 1, 2017, there were approximately 13.6 million shares of our common stock available for grant under the Incentive Plan.
We generally grant stock options that vest over a two to four year service period, and restricted stock awards and units that vest over a one to four year service period, and in certain limited cases vesting is also subject to the achievement of specific performance-based objectives as set by our board of directors or the compensation committee of our board of directors.
We also have a minimal amount of stock appreciation rights ("SARs") outstanding as of July 1, 2017, which we assumed in connection with our acquisition of Opnext.
Performance-Based Restricted Stock Units ("PSUs")
In August 2016, our board of directors approved a grant of 0.8 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $4.8 million. Subject to the achievement of an aggregate of $25.0 million or more of free cash flow (defined as adjusted earnings before interest, taxes, depreciation and amortization ("AEBITDA") less capital expenditures delivered) over any consecutive four fiscal quarters ending on or before June 27, 2020, as determined by our board of directors, these PSUs will vest with respect to 25 percent of the shares subject to the PSUs on August 10, 2017, and with respect to 6.25 percent of the underlying shares each subsequent quarter over the following three years, subject to continuous service. On July 25, 2017, the compensation committee of our board of directors certified that the performance condition for these PSUs was achieved.
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
In August 2014, our board of directors approved a grant of 0.5 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $0.9 million. These PSUs vest at 100 percent upon the achievement of two consecutive quarters with positive AEBITDA on or before the end of our fiscal year 2017. During the second quarter of fiscal year 2016, the performance condition related to these PSUs was achieved. On February 2, 2016, the compensation committee of our board of directors certified that the performance condition was achieved and the PSUs immediately vested at 100 percent.

In March 2014, our board of directors approved a grant of 0.2 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $0.5 million. These PSUs vest upon the achievement of non-GAAP operating income break-even for calendar year 2015. We did not achieve the performance conditions associated with these PSUs and the PSUs were forfeited in fiscal year 2016.
Restricted Stock Units ("RSUs")
In August 2016, our board of directors approved a long term incentive grant of 0.8 million RSUs to certain executive officers and 2.0 million RSUs to other employees, which vest over four years.
In July 2015, our board of directors approved a long term incentive grant of 0.9 million RSUs to certain executive officers and 1.5 million RSUs to other employees, which vest over three years.
In August 2014, our board of directors approved a long term incentive grant of 0.4 million RSUs to certain of our executives, which vest over three years. In September 2014, our board of directors also approved a retention grant of 1.4 million RSUs to other employees, which vested over two years.

Stock Incentive Plan Activity
The following table summarizes the combined activity under all of our equity incentive plans for the three-year period ended July 1, 2017:

	Awards Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balances at June 28, 2014	5,703	4,156	$8.43	4,273	$2.59
Increase in share reserve	6,000	—	—	—	—
Granted	(4,279)	164	1.79	3,215	1.49
Exercised or released	—	(25)	1.70	(2,490)	2.63
Canceled or forfeited	1,497	(914)	12.64	(453)	2.70
Balances at June 27, 2015	8,921	3,381	7.07	4,545	1.80
Increase in share reserve	8,000	—	—	—	—
Granted	(5,496)	—	—	3,926	2.92
Exercised or released	—	(110)	2.40	(2,897)	2.13
Canceled or forfeited	1,399	(296)	9.29	(552)	1.87
Balances at July 2, 2016	12,824	2,975	7.03	5,022	2.67
Increase in share reserve	6,000	—	—	—	—
Granted	(5,660)	—	—	4,043	6.53
Exercised or released	163	(1,029)	4.85	(3,257)	2.57
Canceled or forfeited	254	(88)	15.36	(121)	4.76
Balances at July 1, 2017	13,581	1,858	$7.84	5,687	$5.43
Supplemental disclosure information about our stock options and SARs outstanding as of July 1, 2017 was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable at July 1, 2017	1,772	$8.12	2.7	$5,328
Options and SARs outstanding at July 1, 2017	1,858	$7.84	2.9	$5,956
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on our closing stock price of $9.34 as of June 30, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 1.2 million shares of common stock subject to in-the-money options which were exercisable as of July 1, 2017. We settle employee stock option exercises with newly issued shares of common stock.

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
The weighted-average assumptions used in this model to value stock option grants were as follows (assumptions are not applicable for the years ended July 1, 2017 and July 2, 2016, as there were no stock options granted during this period):

	Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Stock options:
Expected life	N/A	N/A	5.3 years
Risk-free interest rate	N/A	N/A	1.6%
Volatility	N/A	N/A	76.9%
Dividend yield	N/A	N/A	—
The amounts included in cost of revenues, operating expenses and net income (loss) for stock-based compensation expenses were as follows:

	Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$1,885	$1,883	$1,801
Research and development	2,290	1,689	1,515
Selling, general and administrative	7,020	4,629	2,848
	$11,195	$8,201	$6,164
Stock-based compensation by type of award:
Stock options	$134	$213	$390
Restricted stock awards	11,670	7,876	5,670
Inventory adjustment to cost of revenues	(214)	112	104
Adjustment for development of internal use software	(395)	—	—
	$11,195	$8,201	$6,164
As of July 1, 2017 and July 2, 2016, we capitalized $0.6 million and $0.3 million, respectively, of stock-based compensation in inventory. As of July 1, 2017, we also capitalized $0.4 million of stock-based compensation in connection with the development of internal use software.
Included in stock-based compensation for the years ended July 1, 2017, July 2, 2016 and June 27, 2015, is approximately $3.2 million, $1.4 million and $0.3 million, respectively, in stock-based compensation cost related to the issuance of PSUs. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the underlying PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. As of July 1, 2017, we determined that the achievement of the performance conditions associated with the PSUs issued in August 2016 is probable at the 100 percent target level. On July 25, 2017, the compensation committee of our board of directors certified that the performance condition for these PSUs was achieved.
As of July 1, 2017, we had $0.1 million, respectively, in unrecognized stock-based compensation expense related to unvested stock options, net of estimated forfeitures, that will be recognized over a weighted-average period of 1.0 year, and $20.5 million in unrecognized stock-based compensation expense related to unvested time-based and performance-based restricted stock awards, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.3 years.

NOTE 12. INCOME TAXES
For financial reporting purposes, our income (loss) from continuing operations before income taxes includes the following:

	Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(Thousands)
Domestic	$(12,579)	$(856)	$(5,725)
Foreign	115,392	10,285	(42,181)
	$102,813	$9,429	$(47,906)
The components of our income tax provision (benefit) are as follows:

	Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(Thousands)
Current:
Domestic	$6	$16	$(5)
Foreign	629	1,023	543
Deferred:
Domestic	—	—	—
Foreign	(25,681)	(190)	(210)
	$(25,046)	$849	$328
Reconciliations of our income tax provision (benefit) at the statutory rate to our income tax provision (benefit) are as follows:

	Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(Thousands)
Tax expense (benefit) at U.S. federal statutory rate	$34,957	$3,206	$(16,288)
Tax expense (benefit) at state statutory rate	1,070	138	(487)
Other permanent adjustments	2,796	1,894	1,815
Foreign rate differential	(9,043)	(786)	11,635
Change in valuation allowance	(54,584)	(3,705)	4,165
Other	(242)	102	(512)
Provision for (benefit from) income taxes	$(25,046)	$849	$328
We plan to permanently reinvest the unremitted earnings of our non-U.S. subsidiaries except for those subsidiaries where the closure of these subsidiaries is expected to be imminent. We recorded a tax liability of $0.1 million and $0.1 million for the withholding taxes that would be owed upon distribution of these entities' earnings as of July 1, 2017 and July 2, 2016, respectively.

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows:

	July 1, 2017	July 2, 2016
	(Thousands)
Deferred tax assets:
Net operating loss carryforwards	$189,620	$216,768
Depreciation and capital losses	25,809	27,373
Capitalized research and development	8,531	11,579
Inventory valuation	3,234	6,656
Accruals and reserves	13,613	14,126
Tax credit carryforwards	6,736	6,142
Stock-based compensation	2,424	1,905
Other asset impairments	1,999	2,016
Deferred tax assets	251,966	286,565
Valuation allowance	(225,643)	(285,683)
Total deferred tax assets	26,323	882
Deferred tax liabilities:
Acquired intangibles	(454)	(693)
Withholding tax	(95)	(95)
Total deferred tax liabilities	(549)	(788)
Net deferred tax assets	$25,774	$94
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
Recognition of deferred tax assets is appropriate when realization of these assets is more likely than not. Based upon the weight of available evidence, which includes our historical operating performance, the recorded cumulative net losses in prior fiscal periods and the uncertainty of the timing of future profits, we have provided a full valuation allowance against most of our U.S. and foreign deferred tax assets with the exception of our Italy investment tax credit and Japan. Based on a recent history of profitability, firm sales backlog and future income projections, management has released the valuation allowance on all of our Japan subsidiary's deferred tax assets during the fourth quarter of fiscal year 2017. Our valuation allowance decreased by $60.0 million, $44.7 million and $16.6 million for fiscal years 2017, 2016 and 2015, respectively.
We have elected to release both the gross deferred income tax assets and the offsetting valuation allowance pertaining to net operating loss and tax credit carryforwards that represent excess tax benefits from stock-based awards. Recognition of a deferred tax asset for excess tax benefits due to stock-based compensation deductions that have not yet been realized through a reduction in income taxes payable is prohibited. Such unrecognized deferred tax benefits totaled $18.1 million for federal and state as of July 1, 2017, and if and when realized through a reduction in income taxes payable, will be accounted for as a credit to the statement of operations upon the adoption of ASU 2016-09 in the first quarter of fiscal year 2018.

Net operating loss carryforwards by jurisdiction are summarized as follows:

	July 1, 2017	Years of Expiration
	(Thousands)
United Kingdom	$468,436	Indefinite
Federal	236,633	2018 - 2037
California	166,527	2018 - 2037
Japan	44,898	2022 - 2026
Other Foreign	1,374	2018 -2037
Total	$917,868
In addition to our net operating losses, as of July 1, 2017, we had U.S. federal, California, United Kingdom and Canada research and development credits of approximately $0.1 million, $1.0 million, $0.6 million and $2.0 million, respectively. The U.S. federal research credits will expire from 2018 through 2037. The California and United Kingdom research credit may be carried forward indefinitely. The Canada research credit will expire during 2026 if unused. In addition, we have foreign tax credits of approximately $3.1 million, which will expire from 2028 through 2036, and an Italy investment tax credit of $0.1 million.
Utilization of net operating loss carryforwards and credit carryforwards are subject to annual limitations due to ownership changes as provided in the Internal Revenue Code of 1986, as amended, as well as similar state and foreign tax laws. This annual limitation may result in the expiration of a significant portion of the net operating loss carryforwards and tax credits before utilization.
Our total amount of unrecognized tax benefits as of July 1, 2017 was approximately $3.5 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $2.9 million as of July 1, 2017. While it is often difficult to predict the final outcome of any particular uncertain tax position, management believes that unrecognized tax benefits could decrease by $1.3 million in the next twelve months.
A reconciliation of the beginning balance and the ending balance of gross unrecognized tax benefits, net of interest and penalties, for fiscal year ended July 1, 2017, July 2, 2016 and June 27, 2015 is as follows:

	Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
		(Thousands)
Balance at beginning of period	$3,779	$4,058	$4,164
Additions for tax positions related to the current year	21	639	232
Additions for tax positions related to prior years	6	538	759
Reductions for tax positions related to prior years	(291)	(1,016)	(473)
Lapse of the applicable statute of limitations	—	(440)	(624)
Balance at end of period	$3,515	$3,779	$4,058
We include interest and penalties related to unrecognized tax benefits within the provision for income taxes on our consolidated statements of operations. As of July 1, 2017 and July 2, 2016, we have accrued approximately $0.7 million and $0.7 million for payment of interest and penalties related to unrecognized tax benefits, respectively.
We file U.S. federal, U.S. state and foreign tax returns and have determined that our major tax jurisdictions are the United States, the United Kingdom, Italy, Japan and China. At July 1, 2017, our 2011 to 2017 tax returns were open to potential examination in one or more jurisdictions. In addition, in the U.S. and Japan, any net operating loss and credit carryforwards may extend the ability of the tax authorities to examine our tax returns beyond the regular limits. We are not currently under any U.S. federal, U.S. state, or other foreign tax examinations.

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
The following table presents the calculation of basic and diluted net income (loss) per share for the fiscal years ended July 1, 2017, July 2, 2016 and June 27, 2015:

	Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(Thousands, except per share amounts)
Net income (loss)	$127,859	$8,580	$(56,692)

Weighted-average shares - Basic	158,115	110,599	108,144
Effect of dilutive potential common shares from:
Stock options and stock appreciation rights	674	204	—
Restricted stock units and awards	2,489	2,425	—
Convertible notes	3,753	—	—
Weighted-average shares - Diluted	165,031	113,228	108,144

Basic net income (loss) per share	$0.81	$0.08	$(0.52)
Diluted net income (loss) per share	$0.77	$0.08	$(0.52)
For fiscal years ended July 1, 2017, July 2, 2016 and June 27, 2015, we excluded 0.8 million, 35.6 million and 20.4 million, respectively, of outstanding stock options, stock appreciation rights, unvested restricted stock units or shares issuable in connection with convertible notes from the calculation of diluted net income (loss) per share because their effect would have been anti-dilutive.

NOTE 14. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION
We evaluate our reportable segments in accordance with ASC Topic 280, Segment Reporting, which establishes standards for reporting information about operating segments, geographic areas and major customers in financial statements. During fiscal years 2017, 2016 and 2015, we had one operating segment in which we designed, manufactured and marketed optical components and modules for the long-haul, metro and data center markets.

Geographic Information
The following table shows revenues by geographic area for the fiscal years ended July 1, 2017, July 2, 2016 and June 27, 2015, based on the delivery locations of our products:

	Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(Thousands)
Asia-Pacific:
China	227,897	167,229	105,516
Thailand	97,808	11,161	3,676
Malaysia	20,965	31,823	47,335
Other Asia-Pacific	15,776	6,665	3,134
Total Asia-Pacific	$362,446	$216,878	$159,661

Americas:
United States	$82,516	$63,158	$54,017
Mexico	43,122	46,385	40,900
Other Americas	35,170	6,901	6,782
Total Americas	$160,808	$116,444	$101,699

EMEA:
Italy	$32,926	$27,249	$25,034
Germany	14,221	21,284	25,825
Other EMEA	21,050	18,918	20,640
Total EMEA	$68,197	$67,451	$71,499

Japan	$9,517	$7,141	$8,417

Total revenues	$600,968	$407,914	$341,276

The following table sets forth our long-lived tangible assets by country as of the dates indicated:

	Long-lived Tangible Assets
	July 1, 2017	July 2, 2016
	(Thousands)
Japan	$49,843	$32,244
China	25,010	12,456
United States	11,057	1,985
Malaysia	10,521	5,307
United Kingdom	8,174	5,783
Rest of world	9,728	7,270
	$114,333	$65,045

Product Groups
The following table sets forth revenues by product group for the fiscal years ended July 1, 2017, July 2, 2016 and June 27, 2015:

	Year Ended
	July 1, 2017	July 2, 2016	June 27, 2015
	(Thousands)
100 Gb/s transmission modules	$457,975	$228,619	$119,276
40 Gb/s and lower transmission modules	142,993	179,295	212,636
Industrial and consumer	—	—	9,364
	$600,968	$407,914	$341,276

Revenues from our industrial and consumer product group related to our Komoro Business, which was sold in our second quarter of fiscal year 2015.
Significant Customers and Concentration of Credit Risk
For the fiscal year ended July 1, 2017, four customers accounted for 10 percent or more of our revenues, representing 18 percent, 18 percent, 15 percent and 12 percent of our revenues, respectively. For the fiscal year ended July 2, 2016, four customers accounted for 10 percent or more of our revenues, representing 21 percent, 13 percent, 10 percent and 10 percent of our revenues, respectively. For the fiscal year ended June 27, 2015, three customers accounted for 10 percent or more of our revenues, representing 19 percent, 14 percent and11 percent of our revenues, respectively.
As of July 1, 2017, one customer accounted for 10 percent or more or our accounts receivable, representing approximately 20 percent of our accounts receivable. As of July 2, 2016, four customers accounted for 10 percent or more of our accounts receivable, representing approximately 23 percent, 16 percent, 13 percent and 10 percent of our accounts receivable, respectively.

NOTE 15. RELATED PARTY TRANSACTIONS
During fiscal year 2015, Hitachi, Ltd. (“Hitachi”) was considered our related party based on their ownership interest as disclosed on Schedule 13G with the Securities and Exchange Commission. During the second quarter of fiscal year 2016, Hitachi sold approximately 6.6 million shares of our common stock. Based on a review of public filings, as of July 1, 2017 and July 2, 2016, we believe Hitachi owned less than 5 percent of our outstanding common stock.

We continue to enter into transactions with Hitachi in the normal course of business. Sales to Hitachi were $3.6 million for the year ended June 27, 2015. Purchases from Hitachi were $15.7 million for the year ended June 27, 2015. We also have certain capital equipment leases with Hitachi Capital Corporation and Hitachi High-Technologies Corporation as described in Note 8, Commitments and Contingencies.
We are party to a research and development agreement and intellectual property license agreements with Hitachi.

NOTE 16. SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA (UNAUDITED)
The following tables set forth our unaudited condensed consolidated statements of operations data for each of the eight quarterly periods ended July 1, 2017. We have prepared this unaudited information on a basis consistent with our audited consolidated financial statements, reflecting all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the fiscal quarters presented. Basic and diluted net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted net income (loss) per share.

	Quarter Ended
	July 1, 2017	April 1, 2017	December 31, 2016	October 1, 2016
	(Thousands)
Revenues	$149,380	$162,182	$153,914	$135,492
Cost of revenues	88,049	95,394	93,150	89,136
Gross profit	61,331	66,788	60,764	46,356
Operating expenses	31,444	29,048	27,362	28,417
Other income (expense), net	30	1,095	(3,098)	(14,182)
Income before income taxes	29,917	38,835	30,304	3,757
Income tax (benefit) provision	(26,110)	621	37	406
Net income	$56,027	$38,214	$30,267	$3,351
Net income per share:
Basic	$0.33	$0.23	$0.18	$0.03
Diluted	$0.33	$0.22	$0.18	$0.02
Shares used in computing net income per share:
Basic	167,349	166,808	165,822	132,480
Diluted	170,204	169,841	168,856	135,529

	Quarter Ended
	July 2, 2016	March 26, 2016	December 26, 2015	September 26, 2015
	(Thousands)
Revenues	$125,185	$101,050	$94,129	$87,550
Cost of revenues	85,008	74,114	67,521	64,853
Gross profit	40,177	26,936	26,608	22,697
Operating expenses	27,374	24,477	24,076	24,649
Other income (expense), net	(2,470)	(1,894)	(1,390)	(659)
Income (loss) before income taxes	10,333	565	1,142	(2,611)
Income tax (benefit) provision	(1,511)	476	985	899
Net income (loss)	$11,844	$89	$157	$(3,510)
Net income (loss) per share:
Basic	$0.11	$—	$—	$(0.03)
Diluted (1)	$0.09	$—	$—	$(0.03)
Shares used in computing net income (loss) per share:
Basic	111,678	110,882	110,296	109,458
Diluted	147,649	113,699	112,394	109,458
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

Financial Statement Schedule II: Valuation and Qualifying Accounts
For the Years Ended July 1, 2017, July 2, 2016 and June 27, 2015

	Allowance for Doubtful Accounts	Allowance for Sales Returns
	(Thousands)
Balance at June 28, 2014	$2,750	$579
Additions charged to cost, expenses or revenues	41	—
Deductions, write-offs and adjustments	24	(579)
Balance at June 27, 2015	2,815	—
Additions charged to cost, expenses or revenues	—	—
Deductions, write-offs and adjustments	(1,141)	—
Balance at July 2, 2016	1,674	—
Additions charged to cost, expenses or revenues	—	—
Deductions, write-offs and adjustments	(141)	—
Balance at July 1, 2017	$1,533	$—

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
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

10.10
Underwriting Agreement, dated September 21, 2016, by and between Oclaro, Inc. and Jefferies LLC, as representative of the Underwriters (previously filed as Exhibit 1.1 to Registrant's Current Report on Form 8-K filed on September 27, 2016 and incorporated herein by reference.)

10.11 (2)
Offer Letter of Adam Carter, Chief Commercial Officer, dated June 12, 2014 (previously filed as Exhibit 10.27 to Registrant's Annual Report on Form 10-K filed on September 10, 2014 and incorporated herein by reference.)

10.12 (2)
Offer Letter of Craig Cocchi, Executive Vice President, Global Operations, dated March 7, 2017 (previously filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed on May 8, 2017 and incorporated herein by reference.)

10.13 (2)
Amendment to Offer Letter of Craig Cocchi, Chief Operating Officer, dated April 10, 2017 (previously filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q filed on May 8, 2017 and incorporated herein by reference.)

10.14 (2)
Offer Letter of David L. Teichmann, Executive Vice President, General Counsel and Corporate Secretary, dated December 5, 2013 (previously filed as Exhibit 10.7 to Registrant's Quarterly Report on Form 10-Q filed on February 6, 2014 and incorporated herein by reference.)

10.15 (2)
Employment Agreement, dated September 11, 2013, between Oclaro, Inc. and Greg Dougherty (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 17, 2013 and incorporated herein by reference.)

10.16 (2)
Contract of Employment between Oclaro Technology Ltd and Jim Haynes (previously filed as Exhibit 10.38 to Registrant’s Annual Report on Form 10-K for the year ended July 2, 2005, and incorporated herein by reference.)

10.17 (2)
Form of Indemnification Agreement, between Oclaro, Inc. and directors and executive officers (previously filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q filed on February 6, 2008 and incorporated herein by reference.)

10.18 (2)
Oclaro, Inc. Fourth Amended and Restated 2001 Long-Term Stock Incentive Plan (previously filed as Annex A to our Proxy Statement for our 2013 Annual Meeting of Stockholders on November 26, 2013 and incorporated herein by reference.)

10.19 (2)
Oclaro, Inc. (Opnext, Inc.) Third Amended and Restated 2001 Long-Term Stock Incentive Plan, dated as of July 23, 2013 (previously filed as Exhibit 10.45 to Registrant's Annual Report on Form 10-K filed on September 27, 2013.)

10.20 (2)	U.K. Subplan to the 2004 Stock Incentive Plan (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on May 17, 2005, and incorporated herein by reference.)
10.21 (2)
Form of Incentive Stock Option, Form of Non-Statutory Stock Option, Form of Restricted Stock Unit Agreement and Form of Restricted Stock Award Agreement (previously filed as Exhibit 10.25 to Registrant’s Annual Report on Form 10-K filed on September 9, 2011 and incorporated herein by reference.)

10.22 (2)
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

10.26 (2)
Opnext, Inc. 2001 Long-Term Stock Incentive Plan, Stock Appreciation Right Agreement (previously filed as Exhibit 10.4C to Opnext, Inc.’s Registration Statement 333-138262 on Amendment Number 1 to Form S-1 filed on December 13, 2006 and incorporated herein by reference.)

10.27 (2)	Amended and Restated Variable Pay Program, as amended (previously filed as Annex B to Registrant's Proxy Statement on Schedule 14A, filed on September 21, 2015 and incorporated herein by reference).
10.28
Registration Rights Agreement between Oclaro, Inc. and Hitachi, Ltd. (previously filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 24, 2012 and incorporated herein by reference.)

10.29
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

10.30
Second Amendment to Lease dated November 30, 2010 by and between 702/703 Investors LLC and Oclaro, Inc., with respect to 2580 Junction Avenue, San Jose, California (previously filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K filed on September 9, 2011 and incorporated herein by reference.)

10.31
Pre-emption Agreement dated as of March 10, 2006, by and among Oclaro Technology Ltd, Coleridge (No. 45) Limited and Oclaro, Inc. (previously filed as Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2006 and incorporated herein by reference.)

10.32
Lease dated as of March 10, 2006, by and among Oclaro Technology Ltd, Coleridge (No. 45) Limited and Oclaro, Inc. (previously filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed on May 9, 2006 and incorporated herein by reference.)

10.33 (2)
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

10.37 (2)
Oclaro, Inc. Fourth Amended and Restated Long-Term Stock Incentive Plan, Form of Stock Option Agreement (previously filed as Exhibit 10.62 to Registrant's Quarterly Report on Form 10-Q filed on November 6, 2014 and incorporated herein by reference.)

10.38 (2)
Oclaro, Inc. Fourth Amended and Restated Long-Term Stock Incentive Plan, Form of Performance Stock Unit Agreement (previously filed as Exhibit 10.63 to Registrant's Quarterly Report on Form 10-Q filed on November 6, 2014 and incorporated herein by reference.)

10.39
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

10.45 (2)
Oclaro, Inc. Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan, Form of Performance Stock Unit Agreement (previously filed as Exhibit 10.69 to Registrant's Quarterly Report on Form 10-Q filed on February 5, 2015 and incorporated herein by reference.)

10.46 (2)(3)	Oclaro, Inc. Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan, Form of Performance Stock Unit Agreement
10.47 (2)
Form of Executive Severance and Retention Agreement, between Oclaro, Inc. and its executive officers (previously filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on August 1, 2014 and incorporated herein by reference.)

10.48
Purchase Agreement, dated February 12, 2015, between Oclaro, Inc. and Jefferies LLC (previously filed as Exhibit 10.70 to Registrant's Quarterly Report on Form 10-Q filed on May 7, 2015 and incorporated herein by reference.)

10.49
Registration Rights Agreement, dated February 19, 2015, between Oclaro, Inc. and Jefferies LLC (previously filed as Exhibit 10.72 to Registrant's Quarterly Report on Form 10-Q filed on May 7, 2015 and incorporated herein by reference.)

10.50
Consent and First Loan Modification Agreement, dated February 19, 2015, between Oclaro, Inc., Oclaro Technology Limited and Silicon Valley Bank (previously filed as Exhibit 10.73 to Registrant's Quarterly Report on Form 10-Q filed on May 7, 2015 and incorporated herein by reference.)

10.51
Second Loan Modification Agreement, dated September 17, 2015, between Oclaro, Inc., Oclaro Technology Limited and Silicon Valley Bank (previously filed as Exhibit 10.49 to Registrant's Quarterly Report on Form 10-Q filed on November 5, 2015 and incorporated herein by reference.)

10.52
Lease dated April 21, 2015, by and among Oclaro Technology (Shenzhen) Co., Ltd. and Shenzhen Fangdao Technology Co., Ltd. for the premises at No. 2, Phoenix Road, Futian Free Trade Zone, Shenzhen, China (previously filed as Exhibit 10.47 to Registrant's Annual Report on Form 10-K filed on August 28, 2015 and incorporated herein by reference.)

10.53
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