Form 10-Q
period 2017-09-30
OCLARO, INC.
filed 2017-11-07
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

168,781,950 shares of common stock outstanding as of November 1, 2017

OCLARO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2017	July 1, 2017
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$192,420	$219,270
Restricted cash	268	716
Short-term investments	87,091	37,559
Accounts receivable, net of allowances for doubtful accounts of $1,480 and $1,533 as of September 30, 2017 and July 1, 2017, respectively	122,640	122,287
Inventories	104,201	101,068
Prepaid expenses and other current assets	47,477	40,870
Total current assets	554,097	521,770
Property and equipment, net	126,936	114,333
Other intangible assets, net	553	699
Deferred tax assets, non-current	19,889	25,774
Other non-current assets	2,785	2,573
Total assets	$704,260	$665,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$96,780	$88,316
Accrued expenses and other liabilities	43,036	42,499
Capital lease obligations, current	2,339	2,368
Total current liabilities	142,155	133,183
Deferred gain on sale-leaseback	5,882	5,895
Capital lease obligations, non-current	1,239	1,379
Other non-current liabilities	11,155	11,019
Total liabilities	160,431	151,476
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 275,000 shares authorized; 168,779 shares issued and outstanding at September 30, 2017 and 167,639 shares issued and outstanding at July 1, 2017	1,688	1,676
Additional paid-in capital	1,691,198	1,688,777
Accumulated other comprehensive income	42,475	40,973
Accumulated deficit	(1,191,532)	(1,217,753)
Total stockholders’ equity	543,829	513,673
Total liabilities and stockholders’ equity	$704,260	$665,149

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30, 2017	October 1, 2016
	(Thousands, except per share amounts)
Revenues	$155,598	$135,492
Cost of revenues	92,894	89,136
Gross profit	62,704	46,356
Operating expenses:
Research and development	16,435	13,107
Selling, general and administrative	14,866	14,792
Amortization of other intangible assets	152	244
Restructuring, acquisition and related (income) expense, net	—	311
(Gain) loss on sale of property and equipment	22	(37)
Total operating expenses	31,475	28,417
Operating income	31,229	17,939
Other income (expense):
Interest income (expense), net	434	(13,858)
Gain (loss) on foreign currency transactions, net	489	(518)
Other income (expense), net	574	194
Total other income (expense)	1,497	(14,182)
Income before income taxes	32,726	3,757
Income tax provision	6,237	406
Net income	$26,489	$3,351
Net income per share:
Basic	$0.16	$0.03
Diluted	$0.16	$0.02
Shares used in computing net income per share:
Basic	168,137	132,480
Diluted	170,849	135,529
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	September 30, 2017	October 1, 2016
	(Thousands)
Net income	$26,489	$3,351
Other comprehensive income:
Unrealized gain on marketable securities	7	—
Currency translation adjustments	1,495	554
Total comprehensive income	$27,991	$3,905
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	September 30, 2017	October 1, 2016
	(Thousands)
Cash flows from operating activities:
Net income	$26,489	$3,351
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred gain on sale-leaseback	(196)	(190)
Amortization of debt discount and issuance costs in connection with convertible notes payable	—	102
Depreciation and amortization	6,347	4,992
Adjustment in deferred tax assets	5,745	—
Interest make-whole charge and induced conversion expense related to convertible notes	—	8,463
Stock-based compensation expense	3,199	2,443
Other non-cash adjustments	22	(37)
Changes in operating assets and liabilities:
Accounts receivable, net	1,787	(2,883)
Inventories	(1,523)	(3,547)
Prepaid expenses and other current assets	(5,737)	(5,983)
Other non-current assets	(735)	(120)
Accounts payable	1,345	(7,605)
Accrued expenses and other liabilities	121	4,340
Net cash provided by operating activities	36,864	3,326
Cash flows from investing activities:
Purchases of property and equipment	(11,671)	(5,997)
Purchases of short-term investments	(74,871)	—
Maturities of short-term investments	25,500	—
Transfer from restricted cash	449	—
Net cash used in investing activities	(60,593)	(5,997)
Cash flows from financing activities:
Proceeds from the exercise of stock options	325	1,260
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,756)	(1,755)
Proceeds from the sale of common stock in connection with the public offering, net of expenses	—	135,153
Payments on capital lease obligations	(168)	(679)
Net cash provided by (used in) financing activities	(1,599)	133,979
Effect of exchange rate on cash and cash equivalents	(1,522)	1,343
Net increase (decrease) in cash and cash equivalents	(26,850)	132,651
Cash and cash equivalents at beginning of period	219,270	95,929
Cash and cash equivalents at end of period	$192,420	$228,580

Supplemental disclosures of cash flow information:
Cash paid for interest make-whole and induced conversion charges related to the exercise of convertible notes	$—	$4,700

Supplemental disclosures of non-cash transactions:
Issuance of common stock in exchange for the net carrying value of the liability component of the convertible notes	$—	$62,125
Purchases of property and equipment funded by accounts payable	$5,934	$10,254
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PREPARATION
Basis of Presentation
Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Quarterly Report on Form 10-Q as “Oclaro,” “we,” “us” or “our.”
The accompanying unaudited condensed consolidated financial statements of Oclaro as of September 30, 2017 and for the three months ended September 30, 2017 and October 1, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three months ended September 30, 2017 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2018.
The condensed consolidated balance sheet as of July 1, 2017 has been derived from our audited financial statements as of such date, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended July 1, 2017 ("2017 Form 10-K").
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported periods. Examples of significant estimates and assumptions made by management involve the fair value of other intangible assets and long-lived assets, valuation allowances for deferred tax assets, the fair value of stock-based compensation, the fair value of pension liabilities, estimates for allowances for doubtful accounts and valuation of excess and obsolete inventories. These judgments can be subjective and complex and consequently actual results could differ materially from those estimates and assumptions. Descriptions of the key estimates and assumptions are included in our 2017 Form 10-K.
Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ending June 30, 2018 will be a 52 week year, with the quarter ended September 30, 2017 being a 13 week quarterly period. Our fiscal year ended July 1, 2017 was a 52 week year, with the quarter ended October 1, 2016 being a 13 week quarterly period.
Reclassifications
For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation. These reclassifications did not affect our consolidated revenues, net income, cash flows, cash and cash equivalents or stockholders’ equity as previously reported.

NOTE 2. RECENT ACCOUNTING STANDARDS
In May 2017, the Financial Accounting Standards Board ("FASB") issued ASU No. 2017-09, Compensation - Stock Compensation, to provide clarity and reduce both (i) diversity in practice and (ii) cost and complexity associated with changes to the terms or conditions of a share-based payment award. The guidance will be effective for us in the first quarter of fiscal 2019, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits: Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, changing the presentation of net periodic benefit cost in the income statement. The guidance will be effective for us in the first quarter of fiscal 2019, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.

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

NOTE 3. BALANCE SHEET DETAILS
Cash and Cash Equivalents
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	September 30, 2017	July 1, 2017
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$84,788	$79,259
Money market funds	71,661	99,037
Commercial paper	23,974	22,981
U.S. Treasury securities	11,997	—
U.S. agency securities	—	15,981
Corporate bonds	—	2,012
	$192,420	$219,270

Restricted Cash
As of September 30, 2017, we had restricted cash of $0.7 million, including $0.4 million in other non-current assets, consisting of collateral for the performance of our obligations under certain lease facility agreements and deposits for value-added taxes in foreign jurisdictions.
Short-Term Investments
The following table provides details regarding our short-term investments at the dates indicated:

	September 30, 2017	July 1, 2017
Short-term investments	(Thousands)
Commercial paper	$50,542	$23,459
U.S. Treasury securities	19,947	4,006
Corporate bonds	16,602	10,094
	$87,091	$37,559
Inventories
The following table provides details regarding our inventories at the dates indicated:

	September 30, 2017	July 1, 2017
	(Thousands)
Inventories:
Raw materials	$23,489	$32,421
Work-in-process	36,339	35,094
Finished goods	44,373	33,553
	$104,201	$101,068
Property and Equipment, Net
The following table provides details regarding our property and equipment, net at the dates indicated:

	September 30, 2017	July 1, 2017
	(Thousands)
Property and equipment, net:
Buildings and improvements	$10,962	$10,222
Plant and machinery	114,285	99,779
Fixtures, fittings and equipment	3,268	3,225
Computer equipment	20,871	15,901
	149,386	129,127
Less: Accumulated depreciation	(22,450)	(14,794)
	$126,936	$114,333
Property and equipment includes assets under capital leases of $3.6 million and $3.7 million at September 30, 2017 and July 1, 2017, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense.
We capitalized a total of $13.7 million and $9.4 million of internal use software costs at September 30, 2017 and July 1, 2017, respectively.

Other Intangible Assets, Net
The following table summarizes the activity related to our other intangible assets for the three months ended September 30, 2017:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Amortization	Total
	(Thousands)
Balance at July 1, 2017	$6,249	$4,496	$2,402	$915	$3,338	$(16,701)	$699
Amortization	—	—	—	—	—	(152)	(152)
Translations and adjustments	—	6	—	—	—	—	6
Balance at September 30, 2017	$6,249	$4,502	$2,402	$915	$3,338	$(16,853)	$553
We expect the amortization of intangible assets to be $0.5 million for the remainder of fiscal 2018 and $0.1 million for fiscal 2019, based on the current level of our other intangible assets as of September 30, 2017.
Accrued Expenses and Other Liabilities
The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	September 30, 2017	July 1, 2017
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$8,788	$7,805
Compensation and benefits related accruals	14,016	13,837
Warranty accrual	4,271	4,124
Purchase commitments in excess of future demand, current	4,205	4,009
Other accruals	11,756	12,724
	$43,036	$42,499
Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income at the dates indicated:

	September 30, 2017	July 1, 2017
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$42,626	$41,131
Unrealized gain on marketable securities	(1)	(8)
Japan defined benefit plan	(150)	(150)
	$42,475	$40,973

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at September 30, 2017 and July 1, 2017:

	Fair Value Measurement at September 30, 2017 Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$71,661	$—	$—	$71,661
Commercial paper	—	23,974	—	23,974
U.S. Treasury securities	—	11,997	—	11,997
Restricted cash:
Money market funds	264	—	—	264
Short-term investments:
Commercial paper	—	50,542	—	50,542
U.S. Treasury securities	—	19,947	—	19,947
Corporate bonds	—	16,602	—	16,602
Total assets measured at fair value	$71,925	$123,062	$—	$194,987

(1)	Excludes $84.8 million in cash held in our bank accounts at September 30, 2017.

	Fair Value Measurement at July 1, 2017 Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$99,037	$—	$—	$99,037
Commercial paper	—	22,981	—	22,981
U.S. agency securities	—	15,981	—	15,981
Corporate bonds	—	2,012	—	2,012
Restricted cash:
Money market funds	712	—	—	712
Short-term investments:
Commercial paper	—	23,459	—	23,459
Corporate bonds	—	10,094	—	10,094
U.S. Treasury securities	—	4,006	—	4,006
Total assets measured at fair value	$99,749	$78,533	$—	$178,282

(1)	Excludes $79.3 million in cash held in our bank accounts at July 1, 2017.

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
Pursuant to the terms of the indenture governing the 6.00% Notes, we recorded an interest make-whole charge of $5.9 million in interest (income) expense, net, in the condensed consolidated statements of operations for the three months ended October 1, 2016, which was settled with a combination of common stock issuances and cash payments. We also recorded an induced conversion expense of $7.4 million, which we recorded in interest (income) expense, net, in the condensed consolidated statements of operations for the three months ended October 1, 2016. See Note 6. Credit Line and Notes in our 2017 Form 10-K for further details regarding the 6.00% Notes.
Silicon Valley Bank Credit Facility
On March 28, 2014, we entered into a loan and security agreement (the “Loan Agreement”) with Silicon Valley Bank (the “Bank”) pursuant to which the Bank provided us with a three-year revolving credit facility of up to $40.0 million. On March 28, 2017, the Loan Agreement expired, and was not renewed. There are no amounts outstanding under the Loan Agreement. See Note 6. Credit Line and Notes in our 2017 Form 10-K for further details regarding the Loan Agreement.

NOTE 6. POST-RETIREMENT BENEFITS
We maintain a defined contribution plan and a defined benefit plan that provides retirement benefits to our employees in Japan. We also contribute to a U.K. based defined contribution pension scheme for employees.
Japan Defined Contribution Plan
Under the defined contribution plan in Japan, contributions are provided based on grade level and totaled $0.1 million and $0.1 million for the three months ended September 30, 2017 and October 1, 2016, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
Japan Defined Benefit Plan
Under the defined benefit plan in Japan (the “Japan Plan”), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination.
As of September 30, 2017, there were no plan assets associated with the Japan Plan. As of September 30, 2017, there was $0.1 million in accrued expenses and other liabilities and $6.6 million in other non-current liabilities in our condensed consolidated balance sheet to account for the projected benefit obligations under the Japan Plan. Net periodic pension costs for the Japan Plan included the following:

	Three Months Ended
	September 30, 2017	October 1, 2016
	(Thousands)
Service cost	$157	$172
Interest cost	5	1
Net periodic pension costs	$162	$173
We made no benefit payments under the Japan Plan during the three months ended September 30, 2017 and made $0.1 million in benefit payments during the three months ended October 1, 2016.
U.K. Defined Contribution Pension Scheme
Under the defined contribution pension scheme, contributions totaled $0.3 million and $0.3 million for the three months ended September 30, 2017 and October 1, 2016, respectively.

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
We also have indemnification clauses in various contracts that we enter into in the normal course of business, such as indemnifications in favor of customers in respect of liabilities they may incur as a result of purchasing our products should such products infringe the intellectual property rights of a third party. We have not historically paid out any material amounts related to these indemnifications; therefore, no accrual has been made for these indemnifications. See Litigation - Oyster Optics Litigation below for additional details.

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
The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended
	September 30, 2017	October 1, 2016
	(Thousands)
Warranty provision—beginning of period	$4,124	$3,827
Warranties issued	216	1,105
Warranties utilized or expired	(120)	(284)
Currency translation and other adjustments	51	(48)
Warranty provision—end of period	$4,271	$4,600
Capital Leases
In October 2015, we entered into a capital lease agreement for certain capital equipment. The lease term is for 5 years, after which time the ownership of the equipment will transfer from the lessor to us. During the lease term, we will make twenty equal installments of principal and interest, payable quarterly. Interest on the capital lease will accrue at 1.15 percent per annum.
The following table shows the future minimum lease payments due under non-cancelable capital leases at September 30, 2017:

Capital Leases
(Thousands)
Fiscal Year Ending:
2018 (remaining)	$1,978
2019	851
2020	601
2021	261
2022	—
Thereafter	—
Total minimum lease payments	3,691
Less amount representing interest	(113)
Present value of capitalized payments	3,578
Less: current portion	(2,339)
Long-term portion	$1,239
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
We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of September 30, 2017 and July 1, 2017, the liability for these purchase commitments was $3.5 million and $4.0 million, respectively, and was included in accrued expenses and other liabilities in our condensed consolidated balance sheets.

Malaysian Goods and Services Tax (“GST”)
In February 2016, the Malaysian tax authorities preliminarily denied our Malaysia GST refund claims representing approximately $2.5 million. These claims were made in connection with the export of finished goods from our contract manufacturing partner’s Malaysian facilities. We are currently appealing the denial of these claims, and believe that additional appeal options may be available to us if we do not obtain a favorable resolution. Although we have taken action to minimize the impact of the GST with respect to our ongoing operations, we believe it is reasonably possible that, ultimately, we may not be able to recover some of these GST amounts. Of the $2.5 million in GST claims, we recorded $0.7 million in prepaid expenses and other current assets in our condensed consolidated balance sheet at September 30, 2017, net of reserves and certain offsetting payments from our contract manufacturing partner.
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
Oyster Optics Litigation
On November 23, 2016, Oyster Optics LLC (“Oyster”) filed a civil suit against Cisco Systems, Inc. (“Cisco”) and British Telecommunications PLC (“BT”), in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01301-JRG. In the complaint, Oyster alleges that Cisco and BT infringed seven patents owned by Oyster, which patents allegedly relate to certain Cisco optical platform products, some of which may incorporate Oclaro components. Oyster subsequently dismissed its claim against BT without prejudice. In January 2017, Cisco requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Cisco. In April 2017, Oyster served infringement contentions on Cisco. Those infringement contentions identified certain Cisco products that do implicate Oclaro components that were the subject of those commercial agreements. Accordingly, in May 2017, Oclaro and Cisco preliminarily agreed to an allocation of the responsibilities for the costs of defense associated with Oyster’s claims. However, due to the uncertainty regarding the infringement allegations that Oyster may present at trial and the resultant uncertainty regarding the number of Oclaro components that may be implicated by such infringement allegations, Oclaro and Cisco agreed to defer until the conclusion of the litigation the final determination of whether and to what extent Oclaro will indemnify Cisco for any amounts Cisco may be required to pay Oyster and Cisco’s related defense costs. On May 18, 2017, Oyster’s case against Cisco was consolidated with cases that Oyster brought against other parties. A claim construction hearing is set for November 20, 2017 and trial proceedings are set to begin June 4, 2018 in the consolidated cases. On June 1, 2017, Cisco filed a motion to transfer Oyster’s case against it to the Northern District of California. That motion is fully briefed and awaiting decision. Discovery between Oyster and Cisco is ongoing. Allegedly based on that discovery, Oyster is seeking to amend its infringement contentions to accuse additional Cisco products. To date, no such amendments have been agreed to by Cisco or ordered by the Court. If Oyster were to amend its infringement contentions, they could accuse Cisco products that implicate a different number of Oclaro components that are the subject of commercial agreements between Oclaro and Cisco. Cisco and Oclaro filed Petitions for inter partes review of the patents that Oyster is asserting against Cisco with the U.S. Patent Office on June 20, July 27, and September 27, 2017. Oyster has not responded substantively to any of the petitions and the Patent Office has not yet made any Institution Decisions.

Oyster also filed a civil suit on November 24, 2016 against Ciena Corporation (“Ciena”) in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01300. In the complaint against Ciena, Oyster alleges that Ciena has infringed the same seven patents that were asserted against Cisco. On June 15, 2017, Ciena filed a motion to transfer Oyster’s case against it to the Northern District of California. On September 22, 2017, the Court granted Ciena’s motion. Currently, there are no hearings or other deadlines scheduled in this litigation. On October 16, 2017, Ciena requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Ciena. The company is considering Ciena’s indemnification request.

Kunst Worker Compensation Matter
On June 18, 2015, Gerald Kunst, or Kunst, filed a civil suit against us and Travelers Property Casualty Company of America, or Travelers, in Massachusetts Superior Court, Civil Action No. SUCV2015-01818F. Travelers is our general liability insurance carrier. The complaint filed by Kunst, an employee of a third party service provider, alleges that he was injured while performing air conditioning repair services on the premises of our Acton, Massachusetts facility and seeks judgment in an amount to be determined by the court or jury, together with interest and costs. On July 24, 2015, we filed an answer to the complaint, which included our affirmative defenses. Following a mediation held on October 30, 2017, the parties contingently agreed on terms for a settlement of all claims in the case, subject to final documentation and judicial approval. We expect that Oclaro will not be liable for any payments under the terms of the proposed settlement. In the event that the settlement is not approved, the case is scheduled for trial on February 5, 2018.

NOTE 8. EMPLOYEE STOCK PLANS

Stock Incentive Plans
As of September 30, 2017, there were approximately 8.8 million shares of our common stock available for grant under the Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (the "Plan").
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
Performance-Based Restricted Stock Units ("PSUs")
In August 2017, our board of directors approved a grant of 1.1 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $9.5 million. These PSUs have service- and performance-based vesting conditions. One-third of the PSUs will vest subject to the achievement of $700.0 million of revenue over any four consecutive quarters through the end of fiscal 2020, subject to service conditions; one-third of the PSUs will vest upon the achievement of $100.0 million of free cash flow (defined as adjusted EBITDA less capital expenditures) over any four consecutive quarters through the end of fiscal 2020, subject to service conditions; and one-third of the PSUs will vest upon the achievement of $800.0 million of revenue in any one fiscal year from 2018 through 2020 and upon achievement of $100.0 million of free cash flow over any four consecutive quarters through the end of fiscal 2020, subject to service conditions. Upon reaching each performance condition, the service-based vesting condition is satisfied for that tranche as to 1/3 of the PSUs on the first anniversary of the vesting commencement date, and with respect to 1/12 of the underlying shares each subsequent quarter, such that all PSUs for that tranche are fully vested on the third anniversary of the vesting commencement date. As of September 30, 2017, we determined that the achievement of the performance conditions associated with these PSUs was improbable.
In August 2016, our board of directors approved a grant of 0.8 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $4.8 million. Subject to the achievement of an aggregate of $25.0 million or more of free cash flow (defined as adjusted EBITDA less capital expenditures) over any consecutive four fiscal quarters ending on or before June 27, 2020, as determined by our board of directors, these PSUs will vest contingent upon service conditions being met through August 10, 2020. On July 25, 2017, the compensation committee of our board of directors certified that the performance condition for these PSUs was achieved. As a result, these PSUs vested with respect to 25 percent of the shares subject to the PSUs on August 10, 2017, and with respect to 6.25 percent of the underlying shares each subsequent quarter over the following three years, subject to continuous service.
In August 2015, our board of directors approved a grant of 0.9 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $2.5 million. Subject to the achievement of positive free cash flow (defined as adjusted EBITDA less capital expenditures) in any fiscal quarter ending prior to June 30, 2018, vesting of these PSUs is contingent upon service conditions being met through August 10, 2018. On October 29, 2015, the compensation committee of our board of directors certified that this performance condition was achieved during the first quarter of fiscal 2016. As a result, these PSUs vested with respect to 33.4 percent of the underlying shares on August 10, 2016, and will vest with respect to 8.325 percent of the underlying shares each subsequent quarter over the following two years, subject to continuous service.
Restricted Stock Units
In August 2017, our board of directors approved a long term incentive grant of 0.6 million RSUs to certain executive officers and 1.6 million RSUs to other employees, which vest over four years.
In August 2016, our board of directors approved a long term incentive grant of 0.8 million RSUs to certain executive officers and 2.0 million RSUs to other employees, which vest over four years.

Stock Incentive Plan Activity
The following table summarizes the combined activity under all of our equity incentive plans for the three months ended September 30, 2017:

	Shares Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Time and Performance-based Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balance at July 1, 2017	13,581	1,858	$7.84	5,687	$5.43
Granted	(4,940)	—	—	3,529	8.33
Exercised or released	19	(98)	3.30	(1,248)	5.25
Forfeited or expired	123	(72)	26.10	(36)	5.11
Balance at September 30, 2017	8,783	1,688	$7.32	7,932	$6.75

Supplemental disclosure information about our stock options and stock appreciation rights ("SARs") outstanding as of September 30, 2017 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable	1,625	$7.52	2.6	$4,160
Options and SARs outstanding	1,688	$7.32	2.7	$4,574
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $8.63 on September 29, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.9 million shares of common stock subject to in-the-money options which were exercisable as of September 30, 2017. We settle employee stock option exercises with newly issued shares of common stock.

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation: Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards, and classification on the statement of cash flows. This guidance is effective for us in the first quarter of fiscal 2018. Pursuant to the adoption of ASU No. 2016-09, we elected to record forfeitures when they occur. This change in accounting principle with regards to forfeitures was adopted using a modified retrospective approach. With the adoption of this guidance we recorded an adjustment of $0.3 million in our accumulated deficit and additional paid-in capital during the first quarter of fiscal 2018.

The amounts included in cost of revenues and operating expenses for stock-based compensation were as follows:

	Three Months Ended
	September 30, 2017	October 1, 2016
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$438	$289
Research and development	867	457
Selling, general and administrative	1,894	1,697
	$3,199	$2,443
Stock-based compensation by type of award:
Stock options	$32	$38
Restricted stock awards	3,564	2,647
Inventory adjustment to cost of revenues	(297)	(185)
Adjustment for development of internal use software	(100)	(57)
	$3,199	$2,443
Included in stock-based compensation for three months ended September 30, 2017 and October 1, 2016, is approximately $0.7 million and $0.6 million, respectively, in stock-based compensation cost related to the issuance of PSUs. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the shares underlying the PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. As of September 30, 2017, we determined that the achievement of the performance conditions associated with the PSUs issued in August 2017 is not probable.
During the three months ended September 30, 2017 and October 1, 2016, we capitalized stock-based compensation of $0.3 million and $0.2 million, respectively, into inventory. As of September 30, 2017 and July 1, 2017, we had capitalized a total of $0.9 million and $0.6 million of stock-based compensation, respectively, into inventory.
During the three months ended September 30, 2017 and October 1, 2016, we capitalized stock-based compensation of $0.1 million and $0.1 million, respectively, in connection with the development of internal use software. As of September 30, 2017 and July 1, 2017, we had capitalized to date, a total of $0.5 million and $0.4 million of stock-based compensation, respectively, in connection with the development of internal use software.
As of September 30, 2017, we had $0.1 million in unrecognized stock-based compensation expense related to unvested stock options, that will be recognized over a weighted-average period of 0.8 years, and $36.9 million in unrecognized stock-based compensation expense related to unvested time-based restricted stock awards, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.6 years.

NOTE 10. INCOME TAXES
The income tax provision of $6.2 million and $0.4 million for the three months ended September 30, 2017 and October 1, 2016, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of September 30, 2017 and July 1, 2017 were approximately $3.5 million and $3.5 million, respectively. As of September 30, 2017, we had $2.9 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $1.3 million in the next twelve months.

NOTE 11. NET INCOME PER SHARE
Basic net income per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income per share is computed assuming conversion of all potentially dilutive securities, such as stock options and unvested restricted stock units and awards during such period.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	September 30, 2017	October 1, 2016
	(Thousands, except per share amounts)
Net income	$26,489	$3,351

Weighted-average shares - Basic	168,137	132,480
Effect of dilutive potential common shares from:
Stock options and stock appreciation rights	504	656
Restricted stock units and awards	2,208	2,393
Weighted-average shares - Diluted	170,849	135,529

Basic net income per share	$0.16	$0.03
Diluted net income per share	$0.16	$0.02
For the three months ended September 30, 2017, we excluded 0.6 million outstanding stock options, stock appreciation rights and unvested restricted stock awards from the calculation of diluted net income per share because their effect would have been anti-dilutive.
For the three months ended October 1, 2016, we excluded 15.8 million outstanding stock options, stock appreciation rights, unvested restricted stock awards and shares issuable in connection with convertible notes from the calculation of diluted net income per share because their effect would have been anti-dilutive. Included in the 15.8 million are approximately 15.0 million shares issuable in connection with convertible notes. In accordance with ASC 260, Earnings Per Share, we excluded the convertible notes for the period prior to actual conversion in the first quarter of fiscal 2017, since the convertible notes for that period prior to conversion are considered anti-dilutive because the interest per common share obtainable on conversion exceeds the basic earnings per share.

NOTE 12. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION INFORMATION
Geographic Information
The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended
	September 30, 2017	October 1, 2016
	(Thousands)
Asia-Pacific:
China	$41,433	$58,742
Thailand	18,075	21,945
Malaysia	2,087	6,326
Other Asia-Pacific	3,702	3,338
Total Asia-Pacific	$65,297	$90,351

Americas:
United States	37,690	14,461
Mexico	29,486	9,291
Other Americas	5,231	2,002
Total Americas	$72,407	$25,754

EMEA:
Italy	6,925	9,305
Germany	4,055	3,289
Other EMEA	4,816	5,262
Total EMEA	$15,796	$17,856

Japan	$2,098	$1,531

Total revenues	$155,598	$135,492
Product Groups
The following table sets forth revenues by product group:

	Three Months Ended
	September 30, 2017	October 1, 2016
	(Thousands)
100 Gb/s transmission modules	$125,641	$97,771
40 Gb/s and lower transmission modules	29,957	37,721
	$155,598	$135,492

Significant Customers and Concentration of Credit Risk
For the three months ended September 30, 2017, five customers accounted for 10 percent or more of our revenues, representing approximately 17 percent, 11 percent, 11 percent, 10 percent and 10 percent of our revenues, respectively. For the three months ended October 1, 2016, four customers accounted for 10 percent or more of our revenues, representing approximately 20 percent, 18 percent, 18 percent and 11 percent of our revenues, respectively.
As of September 30, 2017, four customers accounted for 10 percent or more of our accounts receivable, representing approximately 19 percent, 14 percent, 11 percent and 10 percent of our accounts receivable, respectively. As of July 1, 2017, one customer accounted for 10 percent or more of our accounts receivable, representing approximately 20 percent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” “model,” "objective," and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) the absence of long-term purchase commitments from many of our long-term customers, (ii) our dependence on a limited number of customers for a significant percentage of our revenues, (iii) competition and pricing pressure, (iv) our ability to respond to evolving technologies, customer requirements and demands, and product design challenges, (v) our ability to meet or exceed our gross margin expectations, (vi) our ability to timely develop, commercialize and ramp the production of new products to customer required volumes, (vii) potential operating or reporting disruptions that could result from the implementation of our new enterprise resource planning system, (viii) our ability to effectively manage our inventory, (ix) our ability to conclude agreements with our customers on favorable terms, (x) fluctuations in our revenues, growth rates and operating results, (xi) our manufacturing yields, (xii) the risks associated with delays, disruptions or quality control problems in manufacturing, (xiii) our ability to continue increasing the percentage of sales associated with our new products, (xiv) the effects of fluctuations in foreign currency exchange rates, (xv) our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses, (xvi) our dependence on a limited number of suppliers and key contract manufacturers, (xvii) the impact of financial market and general economic conditions in the industries in which we operate and any resulting reduction in demand for our products, (xviii) our ability to protect our intellectual property rights, (xix) the outcome of pending litigation against us, and (xx) other factors described under the caption "Risk Factors" and elsewhere in the documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors" in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.
As used herein, “Oclaro,” “we,” “our,” and similar terms include Oclaro, Inc. and its subsidiaries, unless the context indicates otherwise.

OVERVIEW
We are one of the leading providers of optical components and modules for the long-haul, metro and data center markets. Leveraging over three decades of laser technology innovation and photonics integration, we provide differentiated solutions for optical networks and high-speed interconnects driving the next wave of streaming video, cloud computing, application virtualization and other bandwidth-intensive and high-speed applications.
We have research and development ("R&D") and fabrication facilities in China, Italy, Japan, United Kingdom and the United States. We also have contract manufacturing sites in Asia, with design, sales and service organizations in most of the major regions around the world.
Our customers include: ADVA Optical Networking; Amazon.com; Ciena Corporation; Cisco Systems, Inc.; Coriant GmbH; Google Inc.; Huawei Technologies Co. Ltd; Juniper Networks, Inc.; Nokia and ZTE Corporation.

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	September 30, 2017		October 1, 2016		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$155,598	100.0	$135,492	100.0	$20,106	14.8
Cost of revenues	92,894	59.7	89,136	65.8	3,758	4.2
Gross profit	62,704	40.3	46,356	34.2	16,348	35.3
Operating expenses:
Research and development	16,435	10.6	13,107	9.7	3,328	25.4
Selling, general and administrative	14,866	9.6	14,792	10.9	74	0.5
Amortization of other intangible assets	152	0.1	244	0.2	(92)	(37.7)
Restructuring, acquisition and related (income) expense, net	—	—	311	0.2	(311)	(100.0)
(Gain) loss on sale of property and equipment	22	—	(37)	—	59	n/m	(1)
Total operating expenses	31,475	20.2	28,417	21.0	3,058	10.8
Operating income	31,229	20.1	17,939	13.2	13,290	74.1
Other income (expense):
Interest income (expense), net	434	0.3	(13,858)	(10.2)	14,292	n/m	(1)
Gain (loss) on foreign currency transactions, net	489	0.3	(518)	(0.4)	1,007	n/m	(1)
Other income (expense), net	574	0.4	194	0.1	380	195.9
Total other income (expense)	1,497	1.0	(14,182)	(10.4)	15,679	n/m	(1)
Income before income taxes	32,726	21.0	3,757	2.8	28,969	771.1
Income tax provision	6,237	4.0	406	0.3	5,831	1,436.2
Net income	$26,489	17.0	$3,351	2.5	$23,138	690.5

(1)	Not meaningful.

Revenues
Revenues for the three months ended September 30, 2017 increased by $20.1 million, or 15 percent, compared to the three months ended October 1, 2016. Compared to the three months ended October 1, 2016, revenues from sales of our 100 Gb/s transmission modules increased by $27.9 million, or 29 percent, primarily due to growth in our 100 Gb/s and above client side transceivers and our line side modules and components; and revenues from sales of our 40 Gb/s and lower transmission modules decreased by $7.8 million, or 21 percent, primarily due to certain legacy 40 Gb/s and 10 Gb/s products being gradually replaced by our newer higher speed products. This product mix shift reflects our continued focus on the market for higher speed products that are smaller in size and have lower power consumption. We expect revenues for the three months ended December 30, 2017 to decrease by 8 percent to 13 percent as compared to the three months ended September 30, 2017 as a result of reduced customer demand and market uncertainty in China.
For the three months ended September 30, 2017, five customers accounted for 10 percent or more of our revenues, representing approximately 17 percent, 11 percent, 11 percent, 10 percent and 10 percent of our revenues, respectively. For the three months ended October 1, 2016, four customers accounted for 10 percent or more of our revenues, representing approximately 20 percent, 18 percent, 18 percent and 11 percent our revenues, respectively.

Gross Profit
Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.
Our gross margin rate increased to approximately 40 percent for the three months ended September 30, 2017, compared to 34 percent for the three months ended October 1, 2016. This improvement was primarily driven by 8 percentage points of improved product mix as a result of increased sales of higher margin 100 Gb/s products and lower warranty costs that contributed 1 percentage point, offset by a 3 percentage point decrease resulting from higher inventory reserves.
Our cost of revenues consists of the costs associated with manufacturing our products, and includes the purchase of raw materials, labor costs and related overhead, including stock-based compensation charges and the costs charged by our contract manufacturers for the products they manufacture for us. Charges for excess and obsolete inventory are also included in cost of revenues.

Research and Development Expenses
Research and development expenses increased to $16.4 million for the three months ended September 30, 2017, from $13.1 million for the three months ended October 1, 2016. The increase was primarily related to an increase of $2.2 million in non-recurring engineering and material expenses and an investment of $1.6 million in research and development resources, primarily personnel-related. This was partially offset by a favorable impact of $0.7 million related to the Japanese yen and British pound relative to the U.S. dollar.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses of $14.9 million for the three months ended September 30, 2017 were flat compared to $14.8 million for the three months ended October 1, 2016. We recently completed an upgrade to our enterprise resource planning system and expect to incur approximately $2.0 million of transition costs to support this conversion and $0.6 million of recurring depreciation and other incremental costs during the three months ended December 30, 2017.
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.

Amortization of Other Intangible Assets
Amortization of other intangible assets decreased by $0.1 million during the three months ended September 30, 2017, as compared to the three months ended October 1, 2016. We expect the amortization of other intangible assets to be $0.5 million for the remainder of fiscal 2018 and $0.1 million for fiscal 2019, based on the current level of our other intangible assets as of September 30, 2017.

Restructuring, Acquisition and Related (Income) Expense, Net
During the first quarter of fiscal 2018, we did not incur any restructuring, acquisition and related charges, as compared to $0.3 million in restructuring, acquisition and related charges during the first quarter of fiscal 2017 related to the consolidation and closure of a facility.

Other Income (Expense)
Other income (expense) was $1.5 million in income for the three months ended September 30, 2017 as compared to $14.2 million in expense for the three months ended October 1, 2016. This change in other income (expense) primarily related to the conversion of $65.0 million of our 6.00% Notes during the first quarter of fiscal 2017, resulting in an induced conversion expense of $7.4 million and an interest make-whole charge of $5.9 million, which were both recorded in interest (income) expense, net. We also recorded a $1.0 million decrease in foreign currency transaction losses during the three months ended September 30, 2017, as compared to the three months ended October 1, 2016, related to the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries.

Income Tax Provision
The income tax provision of $6.2 million and $0.4 million for the three months ended September 30, 2017 and October 1, 2016, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of September 30, 2017 and July 1, 2017 were approximately $3.5 million in both periods. As of September 30, 2017, we had $2.9 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $1.3 million in the next twelve months.

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
We identified our critical accounting policies in our Annual Report on Form 10-K for the year ended July 1, 2017 ("2017 Form 10-K") related to revenue recognition and sales returns, inventory valuation, business combinations, impairment of other intangible assets, accounting for stock-based compensation and income taxes. It is important that the discussion of our operating results be read in conjunction with the critical accounting policies discussed in our 2017 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operating Activities
Net cash provided by operating activities for the three months ended September 30, 2017 was $36.9 million, primarily resulting from net income adjusted for non-cash items of $41.6 million, partially offset by a $4.7 million decrease in cash due to changes in operating assets and liabilities. The adjustment to net income for non-cash items consisted of a $6.3 million in depreciation and amortization, a $5.7 million adjustment to the deferred tax asset as a result of our utilization of net operating losses in Japan, and $3.2 million of expense related to stock-based compensation, partially offset by $0.2 million from the amortization of a deferred gain from a sales-leaseback transaction in Caswell, U.K. The $4.7 million decrease in cash due to changes in operating assets and liabilities was comprised of a $5.7 million increase in prepaid expenses and other current assets primarily due to an increase in our non-trade receivables related to the increased volume of business going through our contract manufacturers, a $1.5 million increase in inventories resulting from the receipt of inventory intended for sale in future quarters, and a $0.7 million increase in other non-current assets, partially offset by a $1.8 million decrease in accounts receivable attributable to timing of collections, a $1.3 million increase in accounts payable largely attributable to the timing of purchases and payments to vendors, and a $0.1 million increase in accrued expenses and other liabilities.
Net cash provided by operating activities for the three months ended October 1, 2016 was $3.3 million, primarily resulting from net income adjusted for non-cash items of $19.1 million, partially offset by a $15.8 million decrease in cash due to changes in operating assets and liabilities. The adjustment to net income for non-cash items consisted of an $8.5 million charge related to the issuance of common stock to settle a portion of the interest make-whole and induced conversion liabilities in connection with the 6.00% Notes, $5.0 million in depreciation and amortization, $2.4 million of expense related to stock-based compensation and $0.1 million from the amortization of the debt discount and issuance costs in connection with the convertible notes, partially offset by $0.2 million from the amortization of a deferred gain from a sales-leaseback transaction in Caswell, U.K. The $15.8 million decrease in cash due to changes in operating assets and liabilities was comprised of a $7.6 million decrease in accounts payable largely attributable to the timing of purchases and payments to vendors, a $6.0 million increase in prepaid expenses and other current assets, a $3.5 million increase in inventories resulting from the receipt of inventory intended for sale in future quarters, and a $2.9 million increase in accounts receivable attributable to timing of collections, partially offset by a $4.3 million increase in accrued expenses and other liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities for the three months ended September 30, 2017 was $60.6 million, primarily consisting of $74.9 million of purchases of available-for-sale short-term investments and $11.7 million used in capital expenditures, partially offset by $25.5 million of maturities of available-for-sale short-term investments and $0.4 million transfer from restricted cash related to the release of collateral used to secure credit card accounts.
Net cash used in investing activities for the three months ended October 1, 2016 was $6.0 million, consisting of capital expenditures.

Cash Flows from Financing Activities
Net cash used in financing activities for the three months ended September 30, 2017 was $1.6 million, primarily consisting of $1.8 million related to shares repurchased for tax withholdings on vesting of restricted stock units and $0.2 million in payments on capital lease obligations, partially offset by $0.3 million in proceeds from the exercise of stock options.
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
Credit Line and Notes
On February 19, 2015, we closed the private placement of our 6.00% Notes, representing $65.0 million in aggregate principal. The sale of the 6.00% Notes resulted in proceeds of approximately $61.6 million, after deducting the initial purchaser's discount of $3.4 million. We also incurred offering costs of $0.6 million in connection with the 6.00% Notes. In August 2016, we entered into multiple privately negotiated agreements, pursuant to which all of our 6.00% Notes were canceled, and the indenture, dated as of February 19, 2015, by and between us and U.S. Bank National Association, pursuant to which the 6.00% Notes were issued, was satisfied and discharged. We issued in aggregate 34,659,972 shares of our common stock and made cash payments totaling $4.7 million in exchange for $65.0 million aggregate principal amount of our 6.00% Notes. These agreements are more fully discussed in Note 5, Credit Line and Notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Future Cash Requirements
As of September 30, 2017, we held $279.8 million in cash, cash equivalents, short-term investments and restricted cash, comprised of $192.4 million in cash and cash equivalents, $87.1 million of short-term investments and $0.3 million in restricted cash (excluding $0.4 million of restricted cash in other non-current assets); and we had working capital of $411.9 million.
Based on our current cash and cash equivalent balances, we believe that we have sufficient funds to support our operations through the next 12 months, including approximately $37 million to $47 million of capital expenditures that we expect to incur through the remainder of the current fiscal year.
In the event we need additional liquidity beyond our current expectations, such as to fund future growth or strengthen our balance sheet, we will explore additional sources of liquidity. These additional sources of liquidity could include one, or a combination, of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or portions of our business. Issuance of additional equity securities would dilute our existing investors and could contain terms that are senior to or that adversely impact our common stock. Incurring additional indebtedness or issuing debt and/or convertible debt securities would subject us to debt service expenses, and could subject us to restrictive covenants, potential events of default and other terms that could harm our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.
For additional information on the risks we face related to future cash requirements, see Part II, Item 1A. Risk Factors under “— Risks Related to Our Business — We have a history of large operating losses. We may not be able to sustain profitability in the future and as a result we may not be able to maintain sufficient levels of liquidity," included elsewhere in this Quarterly Report on Form 10-Q.
As of September 30, 2017, $67.5 million of the $192.7 million of our cash, cash equivalents and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay additional taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for specific entities in China and Germany where we decided to exit certain businesses.
Off-Balance Sheet Arrangements
We indemnify our directors and certain employees as permitted by law, and have entered into indemnification agreements with our directors and executive officers. We have not recorded a liability associated with these indemnification arrangements, as we historically have not incurred any material costs associated with such indemnification obligations. Costs associated with such indemnification obligations may be mitigated by insurance coverage that we maintain, however, such insurance may not cover any, or may cover only a portion of, the amounts we may be required to pay. In addition, we may not be able to maintain such insurance coverage, in whole or in part, in the future.

We also have indemnification clauses in various contracts that we enter into in the normal course of business, such as indemnification in favor of customers in respect of liabilities they may incur as a result of purchasing our products should such products infringe the intellectual property rights of a third party. We have not historically paid out any material amounts related to these indemnifications; therefore, no accrual has been made for these indemnifications. See Note 7, Commitments and Contingencies for additional details.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For quantitative and qualitative disclosures about market risk affecting us, see “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the fiscal year ended July 1, 2017, which is incorporated herein by reference. Our exposure to market risk has not changed materially since July 1, 2017.
INTEREST RATES
We have financed our operations through a mixture of issuances of equity and debt securities, capital leases, working capital and by drawing on credit agreements. We have exposure to interest rate fluctuations on our cash deposits, certain of our short-term investments and for amounts borrowed under our capital leases.
At September 30, 2017, we had $3.6 million due under our capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense in connection with our capital leases by less than $0.1 million.
We monitor our interest rate risk on our cash and short-term investment balances. At September 30, 2017, a 100 basis point increase in interest rates would reduce the market value of our short-term investments by $0.3 million, while a 100 basis point decrease in interest rates would increase the market value of our short-term investments by $0.3 million.
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
As of September 30, 2017, our U.K. subsidiary had $99.1 million, net, in U.S. dollar denominated operating intercompany payables, $54.9 million in U.S. dollar denominated accounts receivable, net of accounts payable, related to sales to external customers and purchases from suppliers, and $18.4 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the U.K. pound sterling would lead to a profit of $2.6 million (U.S. dollar weakening), or loss of $2.6 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
As of September 30, 2017, our Japan subsidiary had $12.9 million, net, in U.S. dollar denominated operating intercompany payables, $20.9 million in U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $31.6 million in U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to the Japanese yen would lead to a profit of $2.2 million (U.S. dollar weakening), or loss of $2.2 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
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
During the three months ended September 30, 2017, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarter in which they were established. In connection with these hedges, during the three months ended September 30, 2017, we recorded a $0.1 million gain in gain (loss) on foreign currency transactions, net within our condensed consolidated statement of operations. As of September 30, 2017, we did not have any outstanding foreign currency forward contracts.

BANK LIQUIDITY RISK
As of September 30, 2017, we have approximately $84.8 million of unrestricted cash (excluding money market funds) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred any losses and have had full access to our operating accounts. See Note 3, Balance Sheet Details. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.
As of September 30, 2017, $67.5 million of the $192.7 million of our cash, cash equivalents and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay additional taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for specific entities in China and Germany where we decided to exit certain businesses.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Oyster Optics Litigation
On November 23, 2016, Oyster Optics LLC (“Oyster”) filed a civil suit against Cisco Systems, Inc. (“Cisco”) and British Telecommunications PLC (“BT”), in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01301-JRG. In the complaint, Oyster alleges that Cisco and BT infringed seven patents owned by Oyster, which patents allegedly relate to certain Cisco optical platform products, some of which may incorporate Oclaro components. Oyster subsequently dismissed its claim against BT without prejudice. In January 2017, Cisco requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Cisco. In April 2017, Oyster served infringement contentions on Cisco. Those infringement contentions identified certain Cisco products that do implicate Oclaro components that were the subject of those commercial agreements. Accordingly, in May 2017, Oclaro and Cisco preliminarily agreed to an allocation of the responsibilities for the costs of defense associated with Oyster’s claims. However, due to the uncertainty regarding the infringement allegations that Oyster may present at trial and the resultant uncertainty regarding the number of Oclaro components that may be implicated by such infringement allegations, Oclaro and Cisco agreed to defer until the conclusion of the litigation the final determination of whether and to what extent Oclaro will indemnify Cisco for any amounts Cisco may be required to pay Oyster and Cisco’s related defense costs. On May 18, 2017, Oyster’s case against Cisco was consolidated with cases that Oyster brought against other parties. A claim construction hearing is set for November 20, 2017 and trial proceedings are set to begin June 4, 2018 in the consolidated cases. On June 1, 2017, Cisco filed a motion to transfer Oyster’s case against it to the Northern District of California. That motion is fully briefed and awaiting decision. Discovery between Oyster and Cisco is ongoing. Allegedly based on that discovery, Oyster is seeking to amend its infringement contentions to accuse additional Cisco products. To date, no such amendments have been agreed to by Cisco or ordered by the Court. If Oyster were to amend its infringement contentions, they could accuse Cisco products that implicate a different number of Oclaro components that are the subject of commercial agreements between Oclaro and Cisco. Cisco and Oclaro filed Petitions for inter partes review of the patents that Oyster is asserting against Cisco with the U.S. Patent Office on June 20, July 27, and September 27, 2017. Oyster has not responded substantively to any of the petitions and the Patent Office has not yet made any Institution Decisions.

Oyster also filed a civil suit on November 24, 2016 against Ciena Corporation (“Ciena”) in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01300. In the complaint against Ciena, Oyster alleges that Ciena has infringed the same seven patents that were asserted against Cisco. On June 15, 2017, Ciena filed a motion to transfer Oyster’s case against it to the Northern District of California. On September 22, 2017, the Court granted Ciena’s motion. Currently, there are no hearings or other deadlines scheduled in this litigation. On October 16, 2017, Ciena requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Ciena. The company is considering Ciena’s indemnification request.
Kunst Worker Compensation Matter
On June 18, 2015, Gerald Kunst, or Kunst, filed a civil suit against us and Travelers Property Casualty Company of America, or Travelers, in Massachusetts Superior Court, Civil Action No. SUCV2015-01818F. Travelers is our general liability insurance carrier. The complaint filed by Kunst, an employee of a third party service provider, alleges that he was injured while performing air conditioning repair services on the premises of our Acton, Massachusetts facility and seeks judgment in an amount to be determined by the court or jury, together with interest and costs. On July 24, 2015, we filed an answer to the complaint, which included our affirmative defenses. Following a mediation held on October 30, 2017, the parties contingently agreed on terms for a settlement of all claims in the case, subject to final documentation and judicial approval. We expect that Oclaro will not be liable for any payments under the terms of the proposed settlement. In the event that the settlement is not approved, the case is scheduled for trial on February 5, 2018.

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
Many of our customers typically purchase our products pursuant to individual purchase orders or contracts that do not contain purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, and the impact of any such actions may be intensified given our dependence on a small number of large customers. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may result in excess and obsolete inventory and cause us to fail to achieve our short-term and long-term financial and operating goals.
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
During the first quarter of fiscal 2018 and for fiscal years ended July 1, 2017 and July 2, 2016, our three largest customers accounted for 40 percent, 50 percent and 44 percent of our revenues, respectively. Because we rely on a limited number of customers for a significant percentage of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to datacenter and telecom market conditions, customer inventory buildup, catastrophic events, changes in network architecture, government action or otherwise) could have a material adverse impact on our financial condition and results of operations. For example, as discussed below, in early March 2016, we temporarily ceased shipment of products to Zhongxing Telecommunications Equipment Corporation and its subsidiary, ZTE Kangxun Telecommunications Ltd. (collectively, "ZTE"), one of our significant customers, because the U.S. Department of Commerce (the "DOC") imposed additional licensing restrictions.
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
Some of our current competitors, as well as some of our potential competitors in adjacent industries such as semiconductors and data communications, have longer operating histories, greater name recognition, broader customer relationships, product offerings and industry alliances and substantially greater financial, technical and marketing resources than we do. Our competitors and new

Chinese companies are establishing manufacturing operations in China and other Asian countries to take advantage of comparatively low manufacturing costs, which could enable them to reduce their costs and lower their prices, making their products more competitive than ours.
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
Across the entire network, our customers are demanding increased performance from our products, at lower prices and in smaller and lower power designs. These requirements stretch the capabilities of our optical chips, packages and electronics to the limit of technical feasibility. In addition, these demands are often customer specific, leading to numerous product variations and increased costs. If one of these customers fails to purchase the products we anticipate, we may not be able to sell this customized inventory to other customers, resulting in inventory obsolescence. We enter our new product introduction process with clear performance and cost goals. Because of the complexity of design requirements, executing on these goals is becoming increasingly difficult and less predictable. These difficulties could result in product sampling delays and/or missing targets on key specifications and customer requirements, leading to design losses. Our failure to meet our customers' technical and performance requirements for these products could result in our customers seeking alternative suppliers for these products, or increased costs to us, either of which would adversely affect our results of operations.
We may not be able to maintain or improve gross margin levels.
We may not be able to maintain or improve our gross margins, due to slow introductions of new products, pricing pressure from increased competition, the failure to effectively reduce the cost of existing products, the failure to improve our product mix, the potential for future macroeconomic or market volatility reducing sales volumes, changes in customer demand (including a change in product mix between different areas of our business) or other factors. Our gross margins can also be adversely impacted for reasons including, but not limited to, fixed manufacturing costs that we are not able to decrease in proportion to any decrease in revenues; unfavorable production yields or variances; increases in costs of input parts and materials; the timing of movements in our inventory balances; warranty costs and related returns; changes in foreign currency exchange rates; and possible exposure to inventory reserves. Any failure to maintain, or improve, our gross margins will adversely affect our financial results, including our goals to maintain profitability and sustainable cash flow from operations.
We may not be able to ramp the production of our new products to customer required volumes, which could result in delayed or lost revenue.
Many of our new product samples for metro, data center and long haul 100 and 200 gigahertz ("GHz") communication applications have been well received by our existing and prospective customers. As a result, we anticipate significant backlog for these new generation products. These newer generation products typically will have greater functionality and a smaller footprint, resulting in more complexity in the manufacturing process. This increased complexity may result in lower manufacturing yields or more difficulty manufacturing them in volume. If we experience large demand for these products and are unable to manufacture them in sufficient volume, we would fall short of our planned output and revenue targets as we move from low volume sampling to manufacturing for commercial production. In addition, a production ramp for certain products can include a manufacturing transition between two or more locations which carries an inherent risk of delay. For example, we are currently in the process of ramping the production of our 100 Gb/s QSFP28 client side transceivers at our Sagamihara, Japan facility, in coordination with our contract manufacturers Toyo and Fabrinet in Thailand. Our failure to satisfy our customers' demand for these products could result in lost sales or our customers postponing or canceling orders or seeking alternative suppliers for these products, which would materially harm our revenues and adversely affect our results of operations.
Changes to our enterprise resource planning system and other key software applications could cause unexpected problems to occur and disrupt the management of our business.
We recently completed an upgrade to our enterprise resource planning system (“ERP”), and other management information systems which are critical to the operational, accounting and financial functions of our company. At September 30, 2017, we had invested $13.7 million towards our ERP system, and significant management attention and resources will continue to be used to facilitate training and full implementation of this system. We may experience operating or reporting disruptions during the course of utilizing and fine-tuning our new ERP system, including limitations on our ability to deliver and bill for customer shipments, project our inventory requirements, manage our supply chain, maintain current and complete books and records, maintain an effective internal control environment and meet external reporting deadlines.  These or other difficulties could materially and adversely impact our ability to manage our business as well as the accuracy and timely reporting of our operating results.
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
Our revenues, growth rates and operating results are likely to fluctuate significantly in the future as a result of factors that are outside our control. We may not achieve similar revenues, growth rates or operating results in future periods. Our revenues, growth rates and operating results for any prior quarterly or annual period should not be relied upon as any indication of our future revenues, growth rates or operating results. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, changes in the pricing of our products due to competitive pressures as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Slower growth rates in China and for some of our client side transceivers may also cause our results to fluctuate. Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, consumer and biotechnology markets. Purchase decisions by our customers are also impacted by the capital expenditure plans of the global telecom carriers, which tend to be the primary customers of our customers. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase products from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which anticipated material orders fail to occur, or are delayed or deferred, could be significantly harmed. Because our business is capital intensive, we may not be able to decrease our expenses in the short term to adjust to significant fluctuations in our revenues, which can have a significant adverse impact on our operating results.
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
Our financial results have been and will continue to be materially impacted by foreign currency fluctuations. At certain times in our history, declines in the value of the U.S. dollar versus the U.K. pound sterling and the Japanese yen have had a major negative effect on our margins and our cash flow. A significant portion of our expenses are denominated in U.K. pound sterling and Japanese yen and substantially all of our revenues are denominated in U.S. dollars.
Fluctuations in the exchange rate between these currencies and, to a lesser extent, other currencies in which we collect revenues and/or pay expenses could have a material effect on our future operating results. For example, on June 23, 2016, the U.K. citizens voted in a referendum to exit the European Union, which resulted in a sharp decline in the value of the British pound, which may impact our future manufacturing overhead and operating expenses. Also during fiscal 2017, the Japanese yen depreciated approximately 10 percent relative to the U.S. dollar, impacting our manufacturing overhead and operating expenses. If the U.S. dollar appreciates or depreciates relative to the U.K. pound sterling and/or Japanese yen in the future, our future operating results may be materially impacted. Additional exposure may occur should the exchange rate between the U.S. dollar and the Chinese yuan or the Euro vary more significantly than they have to date.
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

We also presently manufacture products in China and Thailand that require licenses. The operation of our business may require the continuity of these licenses and may require further licenses and approvals for future products in these and other countries. However, there is no certainty to the continuity of these licenses, nor that further desired licenses and approvals may be obtained. The failure to obtain or retain such licenses may materially harm our revenues and results of operations.
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
Over the past few years, the world’s financial markets have experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, and rating downgrades of investments. In the past, due to these conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for our products. It is possible that changes in current economic conditions could result in similar setbacks in the future, and that some of our customers could as a result reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. In the past, financial market volatility has materially and adversely affected the market conditions in the industries in which we operate, and has had a material adverse impact on our revenues. Our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all. To a large degree, orders from many of our customers are dependent on demand from telecom carriers around the world. Telecom carrier capital expenditure plans and execution can also be adversely impacted, both in terms of total spend and in determination of areas of investment within network infrastructures, by global and regional macroeconomic conditions. We are unable to predict the likely occurrence, severity or duration of any potential future disruption in financial markets or adverse economic conditions in the U.S. and other countries, but the longer the duration the greater the risks we face in operating our business.
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
Most of our customers do not purchase products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. Our manufacturing lines have passed our qualification standards, as well as our technical standards. However, our customers also require that our manufacturing lines pass their specific qualification standards and that we, and any subcontractors that we may use, be registered under international quality standards. In addition, we have in the past encountered, and may in the future encounter, quality control issues as a result of relocating or changing our manufacturing lines or introducing new products to fill production. We may be unable to obtain customer qualification of our manufacturing lines or we may experience delays in obtaining customer qualification of our manufacturing lines. If we introduce new contract manufacturing partners and move any production lines from existing internal or external facilities, the new production lines will likely need to be re-qualified with our customers. Any delays or failure to obtain qualifications would harm our operating results and customer relationships.
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
Operations in China are subject to greater political, legal and economic risks than our operations in other countries. In particular, the political, legal and economic climate in China, both nationally and regionally, is fluid and unpredictable. For example, we have been subject to commercial litigation in China initiated by a former supplier. For a description of this lawsuit, see Part I, Item 3, Legal Proceedings, "Raysung Commercial Litigation," in our 2016 Annual Report on Form 10-K. Further, personal privacy, cyber security, and data protection are becoming increasingly significant issues in China. To address these issues, the Standing Committee of the National People’s Congress promulgated the Cyber Security Law of the People’s Republic of China (the “Cyber Security Law”), which took effect on June 1, 2017. The Cyber Security Law sets forth various requirements relating to the collection, use, storage, disclosure and security of data, among other things. Various Chinese agencies are expected to issue additional regulations in the future to define these requirements more precisely. These requirements may increase our costs of compliance. We cannot assure you that we will be able to comply with all of these regulatory requirements. Any failure to comply with the Cyber Security Law and the relevant regulations and policies, could result in additional cost and liability to us or restrictions on our ability to operate in China and could adversely affect our business and results of operations. Additionally, increased costs to comply with, and other burdens imposed by, the Cyber Security Law and relevant regulations and policies that are applicable to the businesses of our suppliers, vendors and other service providers, as well as our customers, could adversely affect our business and results of operations.
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
We intend to continue to export the products manufactured at our Shenzhen facility. Under current regulations, upon application and approval by the relevant governmental authorities, we will not be subject to certain Chinese taxes and will be exempt from certain duties on imported materials that are used in the manufacturing process and subsequently exported from China as finished products. However, Chinese trade regulations are subject to frequent change, and we may become subject to other forms of taxation and duties in China or may be required to pay export fees in the future, particularly if the status of the free trade zone in Shenzhen changes in the future. In the event that we become subject to new forms of taxation or export fees in China, our expenses would increase and our business and results of operations could be materially adversely affected. We may also be required to expend greater amounts than we currently anticipate in connection with increasing production at our Shenzhen facility. Any one of the factors cited above, or a combination of them, could result in unanticipated costs or interruptions in production, which could materially and adversely affect our business.
Data breaches and cyber attacks could compromise our operations, or the operations of our contract manufacturers upon whom we rely, and cause significant damage to our business and reputation.
Cyber attacks have become more prevalent and much harder to detect and defend against. Companies, including in our industry, have been increasingly subject to a wide variety of security incidents, cyber attacks and other attempts to gain unauthorized access to their systems or to deny access and disrupt their systems and operations. These threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be generic, or they may be custom-crafted against our information systems.
In the ordinary course of our business, we maintain sensitive data on our networks, including our intellectual property, employee personal information and proprietary or confidential business information relating to our business and that of our customers and business partners. The secure maintenance of this information is critical to our business and reputation. Despite our implementation of network security measures, our network and storage applications may be subject to computer viruses, denial of service attacks, ransomware and other forms of cyber terrorism, unauthorized access by hackers or may be breached due to operator error, malfeasance or other system disruptions. It is often difficult to anticipate or immediately detect such incidents and the damage caused by such incidents. Data breaches and any unauthorized access or disclosure of our information, employee information or intellectual property could compromise our intellectual property, trade secrets and other sensitive business information, any of which could result in legal action against us, exposure of our intellectual property to our competitors, damages, fines and other adverse effects. A data security breach could also lead to public exposure of personal information of our employees, customers and others. Any such theft, loss or misuse of personal data collected, used, stored or transferred by us to run our business could result in significantly increased security costs or costs related to defending legal claims. Cyber attacks, such as computer viruses or other forms of cyber terrorism, may disrupt access to our network or storage applications. Such disruptions could result in delays or cancellations of customer orders or the production or shipment of our products. Further, cyber attacks may cause us to incur significant remediation costs, result in product development delays, disrupt key business operations and divert attention of management and key information technology resources. These incidents could also subject us to liability, expose us to significant expense and cause significant harm to our reputation and business.

Privacy concerns and compliance with domestic or foreign privacy laws and regulations may increase our expenses, result in legal or regulatory proceedings against us and may harm our business.
In the ordinary course of our business, we maintain sensitive personal data on our networks, including confidential information relating to our customers, employees and business partners. Global privacy legislation, enforcement, and policy activity are rapidly expanding and creating a complex compliance regulatory environment regarding the collection, use, storage and disclosure of such information. These laws and regulations are still evolving and are likely to be in flux and subject to uncertain interpretation for the foreseeable future. For example, various Chinese agencies are expected to issue additional regulations in the future to further define the requirements of the new Chinese Cyber Security Law, which took effect on June 1, 2017. For additional information regarding the new Cyber Security Law, see “-We have significant operations in China, which exposes us to risks inherent in doing business in China.” Additionally, the European Union recently adopted the General Data Protection Regulation (the “GDPR”), which comprehensively reforms the EU’s data protection laws and is expected to take effect in May 2018. The GDPR imposes strict data protection requirements that may necessitate changes to our business practices to comply with the new requirements or to address the concerns of our customers or business partners relating to the GDPR. The GDPR also includes severe financial penalties for non-compliance. Complying with any new regulatory requirements could force us to incur substantial expenses or require us to change our business practices in a manner that could harm our business and any non-compliance may result in lawsuits, regulatory fines, or other actions or liability. Our business may also be harmed if these privacy-related laws or any newly adopted privacy-related laws are interpreted or implemented in a manner that is inconsistent from country to country and inconsistent with our current policies and practices, or those of our customers or business partners.
Costs to comply with rapidly changing global privacy-related laws and regulations and to implement related data protection measures could be significant. We may also have to change the manner in which we contract with our business partners, store and transfer information and otherwise conduct our business, which could increase our costs and harm our financial results. In addition, even inadvertent failure to comply with federal, state, or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others, resulting in fines, penalties, restrictions on or prohibitions on our operations in certain jurisdictions, increased compliance costs and other adverse effects.
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
We cannot readily predict the timing or size of our future acquisitions, or the success of our recent or future acquisitions. Failure to successfully implement our future acquisition plans could have a material adverse effect on our business, prospects, financial condition and results of operations. Even successful acquisitions could have the effect of reducing our cash balances, diluting the ownership interests of existing stockholders or increasing our indebtedness. For example, in our acquisition of Opnext we issued approximately 38.4 million newly issued shares of our common stock to the former stockholders of Opnext. In future acquisitions, we may issue shares of our common stock, use our cash, increase our indebtedness, or utilize a combination of these methods in order to pay for such acquisition.
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
In addition, even if we successfully integrate the operations of companies that we have acquired or may acquire in the future, we cannot predict with certainty which strategic, financial or operating synergies or other benefits, if any, will actually be achieved from our acquisition, the timing of any such benefits, or whether those benefits which have been achieved will be sustainable on a long-term basis. Our failure to successfully integrate the operations of companies that we acquire would likely have a material and adverse impact on our business, prospects, financial condition and results of operations. In addition, third parties may seek to acquire us or engage in other forms of strategic transactions. We will continue to consider and discuss such transactions as we deem appropriate. Such potential transactions may divert the attention of management, and cause us to incur various costs and expenses in investigating and evaluating such transactions, whether or not they are consummated.
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
Third parties may in the future assert claims against us concerning our existing products or with respect to future products under development, or with respect to products that we may acquire through acquisitions. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. For example, see Part II, Item 1, Legal Proceedings, "Oyster Optics Litigation" in this Quarterly Report on Form 10-Q. If we do infringe a third party’s rights, we may need to negotiate with holders of those rights in order to obtain a license to those rights or otherwise settle any infringement claim. We have from time to time received notices from third parties alleging infringement of their intellectual property and where appropriate have entered into license agreements with those third parties with respect to that intellectual property. Any license agreements that we wish to enter into the future with respect to intellectual property rights may not be available to us on commercially reasonable terms, or at all. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. Holders of intellectual property rights could become more aggressive in alleging infringement of their intellectual property rights and we may be the subject of such claims asserted by a third party. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur material legal fees and related costs. The amount of time required to resolve these types of lawsuits, particularly patent-related litigation, is unpredictable and these actions may divert management's attention from the day-to-day operation of our business and consume our resources, which could materially and adversely affect our business, results of operations and cash flows. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements or judgments that require payment of significant royalties or damages.
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
For the quarter ended September 30, 2017 and for the fiscal years ended July 1, 2017 and July 2, 2016, 24 percent, 14 percent and 15 percent of our revenues, respectively, were derived from sales to customers located in the United States and 76 percent, 86 percent and 85 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

•	currency fluctuations, which could result in increased operating expenses;

•	changes in national infrastructure development priorities and associated capital budgets;

•	trade restrictions, including restrictions imposed by the United States government on trading with parties in foreign countries, particularly with respect to China;

•	difficulty in enforcing or adequately protecting our intellectual property;

•	ability to hire qualified candidates;

•	foreign income, value added and customs taxes;

•	greater difficulty in accounts receivable collection and longer collection periods;

•	political, legal and economic instability in foreign markets;

•	foreign regulations;

•	changes in, or impositions of, legislative or regulatory requirements;

•	transportation delays;

•	epidemics and illnesses;

•	terrorism and threats of terrorism;

•	work stoppages and infrastructure problems due to adverse weather conditions or natural disasters;

•	work stoppages related to employee dissatisfaction; and

•	the effective protections of, and the ability to enforce, contractual arrangements.
Any of these risks, or any other risks related to our foreign operations, could materially adversely affect our business, financial condition and results of operations.
We may face product liability claims.
Despite quality assurance measures, defects may occur in our products. The occurrence of any defects in our products could give rise to liability for damages caused by such defects, including consequential damages. Such defects could, moreover, impair market acceptance of our products and harm our reputation. Both could have a material adverse effect on our business and financial condition. In addition, we may assume product warranty liabilities related to companies we acquire, which could have a material adverse effect on our business and financial condition. In order to help mitigate the risk of liability for damages, we carry product liability insurance and errors and omissions insurance. We cannot assure you, however, that this insurance would adequately cover our costs arising from any product liability-related issues with our products or otherwise.
At times, the market price of our common stock has fluctuated significantly.
The market price of our common stock has been, and is likely to continue to be, highly volatile. For example, during fiscal 2017, the market price of our common stock ranged from a low of $4.58 per share to a high of $11.30 per share. Many factors could cause the market price of our common stock to rise and fall.
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

•	future sales of common stock, or securities convertible into, exchangeable or exercisable for common stock, including in connection with acquisitions or other strategic transactions;

•	adverse judgments or settlements obligating us to pay damages;

•	acts of war, terrorism, or natural disasters;

•	industry, domestic and international market and economic conditions, including sovereign debt issues in certain parts of the world and related global macroeconomic issues;

•	low trading volume in our stock;

•	developments relating to patents or property rights; and

•	government regulatory changes.
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
We have historically incurred losses and negative cash flows from operations since our inception. As of September 30, 2017, we had an accumulated deficit of $1,191.5 million. Although we achieved income from continuing operations during the quarter ended September 30, 2017 and for the years ended July 1, 2017 and July 2, 2016, we incurred losses from continuing operations for the year ended June 27, 2015 of $48.2 million.
As of September 30, 2017, we held $279.8 million in cash, cash equivalents, short-term investments and restricted cash, comprised of $192.4 million in cash and cash equivalents, $87.1 million in short-term investments and $0.3 million in short-term restricted cash; and we had working capital, including cash, of $411.9 million. At September 30, 2017, we had debt of $3.6 million, consisting of capital leases.
The optical communications industry is subject to significant operational fluctuations. In order to remain competitive we incur substantial costs associated with research and development, qualification, production capacity and sales and marketing activities in connection with products that may be purchased, if at all, long after we have incurred such costs. In addition, the rapidly changing industry in which we operate, the length of time between developing and introducing a product to market, frequent changing customer specifications for products, customer cancellations of products or orders, intense competition, and general down cycles in the industry, among other things, make our prospects difficult to evaluate. As a result of these factors, it is possible that we may not (i) generate sufficient positive cash flow from operations; (ii) raise funds through the issuance of equity, equity-linked or convertible debt securities; (iii) be able to enter into new loan agreements in the future, draw advances under such agreements or repay any such amounts; (iv) conclude additional strategic dispositions or similar transactions; or (v) otherwise have sufficient capital resources to meet our future capital or liquidity needs. There are no guarantees we will be able to generate additional financial resources beyond our existing balances.
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
We have been named as a party to derivative action lawsuits in the past, and we may be named in additional litigation in the future, which would require significant management time and attention and result in significant legal expenses and could result in an unfavorable outcome which could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
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
We are subject to anti-corruption laws in the jurisdictions in which we operate, including the U.S. Foreign Corrupt Practices Act, or the FCPA, and the U.K. Bribery Act. Our failure to comply with these laws could result in penalties which could harm our reputation and have a material adverse effect on our business, results of operations and financial condition.
We are subject to the FCPA, the U.K. Bribery Act and other anti-corruption laws that generally prohibit companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits, along with various other anti-corruption laws. Although we have implemented policies and procedures designed to ensure that we, our employees and other intermediaries comply with the FCPA and other anti-corruption laws to which we are subject, there is no assurance that such policies or procedures will work effectively all of the time or protect us against liability under the FCPA or other laws for actions taken by our employees and other intermediaries with respect to our business or any businesses that we may acquire. We have manufacturing operations in China and other jurisdictions, many of which pose elevated risks of anti-corruption violations, and we export our products for sale internationally. This puts us in frequent contact with persons who may be considered “foreign officials” under the FCPA, resulting in an elevated risk of potential FCPA violations. If we are not in compliance with the FCPA and other laws governing the conduct of business with government entities (including local laws), we may be subject to criminal and civil penalties and other remedial measures, which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities could harm our reputation and have an adverse impact on our business, financial condition and results of operations.

In the future we may need to access the capital markets to raise additional equity, which could dilute our shareholder base.
We may need additional liquidity beyond our current expectations, such as to fund future growth, strengthen our balance sheet or to fund the cost of restructuring activities or acquisitions, and will continue to explore other sources of additional liquidity. These additional sources of liquidity could include one, or a combination, of the following: (i) issuing equity securities, (ii) incurring indebtedness secured by our assets, (iii) issuing debt and/or convertible debt securities, or (iv) selling product lines, other assets and/or portions of our business. There can be no guarantee that we will be able to raise additional funds on terms acceptable to us, or at all.
If we raise funds through the issuance of equity, or equity-linked or convertible debt securities, our stockholders may be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of securities held by existing stockholders. For example, we raised funds in a public offering of our common stock in September 2016, which diluted our existing stockholder base. If we raise funds in the future through the issuance of debt instruments, such as we did in February 2015 when we issued convertible notes and December 2012 when we issued exchangeable bonds, we will incur debt servicing costs and the agreements governing such debt instruments may contain covenant restrictions that limit our ability to, among other things: (i) incur additional debt, assume obligations in connection with letters of credit, or issue guarantees; (ii) create liens; (iii) make certain investments or acquisitions; (iv) enter into transactions with our affiliates; (v) sell certain assets; (vi) redeem capital stock or make other restricted payments; (vii) declare or pay dividends or make other distributions to stockholders; and (viii) merge or consolidate with any entity. (See Note 6, Credit Line and Notes, in our 2016 Annual Report, for further details). The exchangeable bonds issued in 2012 and the convertible notes issued in 2015 were subsequently exchanged for common stock and, in the case of the convertible notes issued in 2015, a cash payment. We cannot assure you that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, develop or enhance our products, make acquisitions or otherwise respond to competitive pressures and operate effectively could be significantly limited.
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
For instance, while we incurred minimal restructuring charges in fiscal 2017 and 2016, during fiscal 2015, we incurred $2.5 million in restructuring charges in connection with the transition of certain portions of our Shenzhen, China assembly and test operations to Venture. In addition, during fiscal 2015, we incurred $4.0 million in restructuring charges in connection with the restructuring plan we initiated in the first quarter of fiscal 2014 to simplify our operating footprint, reduce our cost structure and focus our research and development investment in the optical communications market where we can leverage our core competencies.
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
In fiscal 2014, we identified control deficiencies relating to inventory and property and equipment, which in the aggregate constituted a material weakness. We determined that our processes, procedures and controls related to the review and analysis of inventory and property and equipment were not effective to ensure that certain amounts related to these financial statement accounts were accurately reported in a timely manner. As a result of these adjustments, management concluded that we did not maintain effective internal controls over financial reporting as of June 28, 2014. Our remediation efforts, including the testing of these controls, continued throughout fiscal 2015. This material weakness was considered remediated in the fourth quarter of fiscal 2015, once these controls were shown to be operational for a sufficient period of time to allow management to conclude that these controls were operating effectively.

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
As of September 30, 2017, we had $126.9 million of property and equipment, net on our consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the assets and the implied fair value of the assets in the period in which such determination is made. The testing for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.
Our business and operating results may be adversely affected by natural disasters or other catastrophic events beyond our control.
Our business and operating results are vulnerable to natural disasters, such as earthquakes, fires, tsunami, volcanic activity and floods, as well as other events beyond our control such as power loss, telecommunications failures and uncertainties arising out of terrorist attacks in the United States and armed conflicts overseas. For example, in the latter three quarters of fiscal 2012, our results of operations were materially and adversely impacted by the flooding in Thailand. Additionally, our corporate headquarters and a portion of our research and development and manufacturing operations are located in Silicon Valley, California, and select manufacturing facilities are located in Japan. These regions in particular have been vulnerable to natural disasters, such as the 2011 earthquake and subsequent tsunami that occurred in Japan, and the April 2016 earthquakes that took place on the island of Kyushu in Japan. The occurrence of any of these events could pose physical risks to our property and personnel, which may adversely affect our ability to produce and deliver products to our customers. Although we presently maintain insurance against certain of these events, we cannot be certain that our insurance will be adequate to cover any damage sustained by us or by our customers.

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

OCLARO, INC. (Registrant)

November 7, 2017	By:	/s/ GREG DOUGHERTY
Greg Dougherty Chief Executive Officer (Principal Executive Officer)

November 7, 2017	By:	/s/ PETE MANGAN
Pete Mangan Chief Financial Officer (Principal Financial Officer)