Form 10-Q
period 2017-12-30
OCLARO, INC.
filed 2018-02-08
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017
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

169,432,841 shares of common stock outstanding as of February 5, 2018

OCLARO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 30, 2017	July 1, 2017
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$157,153	$219,270
Restricted cash	—	716
Short-term investments	132,955	37,559
Accounts receivable, net of allowances for doubtful accounts of $1,318 and $1,533 as of December 30, 2017 and July 1, 2017, respectively	122,880	122,287
Inventories	103,549	101,068
Prepaid expenses and other current assets	34,669	40,870
Total current assets	551,206	521,770
Property and equipment, net	135,746	114,333
Other intangible assets, net	393	699
Deferred tax assets, non-current	19,158	25,774
Other non-current assets	1,168	2,573
Total assets	$707,671	$665,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78,363	$88,316
Accrued expenses and other liabilities	42,561	42,499
Capital lease obligations, current	2,166	2,368
Total current liabilities	123,090	133,183
Deferred gain on sale-leaseback	5,722	5,895
Capital lease obligations, non-current	1,234	1,379
Other non-current liabilities	11,474	11,019
Total liabilities	141,520	151,476
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 275,000 shares authorized; 169,431 shares issued and outstanding at December 30, 2017 and 167,639 shares issued and outstanding at July 1, 2017	1,694	1,676
Additional paid-in capital	1,694,824	1,688,777
Accumulated other comprehensive income	42,428	40,973
Accumulated deficit	(1,172,795)	(1,217,753)
Total stockholders’ equity	566,151	513,673
Total liabilities and stockholders’ equity	$707,671	$665,149

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(Thousands, except per share amounts)
Revenues	$139,335	$153,914	$294,933	$289,406
Cost of revenues	87,507	93,150	180,401	182,286
Gross profit	51,828	60,764	114,532	107,120
Operating expenses:
Research and development	15,358	13,758	31,793	26,865
Selling, general and administrative	16,892	13,355	31,758	28,147
Amortization of other intangible assets	154	241	306	485
Restructuring, acquisition and related (income) expense, net	—	82	—	393
(Gain) loss on sale of property and equipment	169	(74)	191	(111)
Total operating expenses	32,573	27,362	64,048	55,779
Operating income	19,255	33,402	50,484	51,341
Other income (expense):
Interest income (expense), net	123	70	557	(13,788)
Gain (loss) on foreign currency transactions, net	1,599	(3,324)	2,088	(3,842)
Other income (expense), net	936	156	1,510	350
Total other income (expense)	2,658	(3,098)	4,155	(17,280)
Income before income taxes	21,913	30,304	54,639	34,061
Income tax provision	3,176	37	9,413	443
Net income	$18,737	$30,267	$45,226	$33,618
Net income per share:
Basic	$0.11	$0.18	$0.27	$0.23
Diluted	$0.11	$0.18	$0.26	$0.21
Shares used in computing net income per share:
Basic	168,990	165,822	168,564	149,151
Diluted	170,692	168,856	171,079	159,801
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(Thousands)
Net income	$18,737	$30,267	$45,226	$33,618
Other comprehensive income:
Unrealized gain (loss) on marketable securities	(47)	5	(40)	5
Currency translation adjustments	—	(3,799)	1,495	(3,245)
Total comprehensive income	$18,690	$26,473	$46,681	$30,378
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	December 30, 2017	December 31, 2016
	(Thousands)
Cash flows from operating activities:
Net income	$45,226	$33,618
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred gain on sale-leaseback	(391)	(370)
Amortization (accretion) of premiums and discounts on short-term investments	(403)	—
Amortization of debt discount and issuance costs in connection with convertible notes payable	—	102
Depreciation and amortization	13,845	10,168
Adjustment in deferred tax assets	6,712	—
Interest make-whole charge and induced conversion expense related to convertible notes	—	8,463
Stock-based compensation expense	7,138	5,032
Other non-cash adjustments	191	(112)
Changes in operating assets and liabilities:
Accounts receivable, net	1,548	(17,067)
Inventories	(813)	(11,517)
Prepaid expenses and other current assets	7,072	(12,042)
Other non-current assets	646	(207)
Accounts payable	(9,450)	16,665
Accrued expenses and other liabilities	124	8,585
Net cash provided by operating activities	71,445	41,318
Cash flows from investing activities:
Purchases of property and equipment	(36,240)	(31,206)
Purchases of short-term investments	(140,493)	(19,953)
Maturities of short-term investments	45,500	—
Transfer from restricted cash	716	—
Net cash used in investing activities	(130,517)	(51,159)
Cash flows from financing activities:
Proceeds from the exercise of stock options	632	2,587
Shares repurchased for tax withholdings on vesting of restricted stock units	(2,427)	(2,518)
Proceeds from the sale of common stock in connection with the public offering, net of expenses	—	135,153
Payments on capital lease obligations	(590)	(1,493)
Net cash provided by (used in) financing activities	(2,385)	133,729
Effect of exchange rate on cash and cash equivalents	(660)	2,979
Net increase (decrease) in cash and cash equivalents	(62,117)	126,867
Cash and cash equivalents at beginning of period	219,270	95,929
Cash and cash equivalents at end of period	$157,153	$222,796

Supplemental disclosures of cash flow information:
Cash paid for interest make-whole and induced conversion charges related to the exercise of convertible notes	$—	$4,700

Supplemental disclosures of non-cash transactions:
Issuance of common stock in exchange for the net carrying value of the liability component of the convertible notes	$—	$62,125
Purchases of property and equipment funded by accounts payable	8,713	9,359
Capital lease obligations incurred for purchases of property and equipment	77	—
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PREPARATION
Basis of Presentation
Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Quarterly Report on Form 10-Q as “Oclaro,” “we,” “us” or “our.”
The accompanying unaudited condensed consolidated financial statements of Oclaro as of December 30, 2017 and for the three and six months ended December 30, 2017 and December 31, 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three and six months ended December 30, 2017 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2018.
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
Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ending June 30, 2018 will be a 52 week year, with the quarter ended December 30, 2017 being a 13 week quarterly period. Our fiscal year ended July 1, 2017 was a 52 week year, with the quarter ended December 31, 2016 being a 13 week quarterly period.
Reclassifications
For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation, including an adjustment relating to an immaterial error of approximately $8.2 million, increasing cash flows from operations associated with changes in accounts payable and increasing cash flows used in investing activities associated with purchases of property and equipment, in our condensed consolidated statement of cash flows for the six months ended December 31, 2016. We determined that the adjustments did not have a material impact to our prior period consolidated financial statements.
Functional Currency
Effective October 1, 2017, the functional currency for our worldwide operations is the U.S. dollar. Prior to October 1, 2017, the functional currency for each of our foreign subsidiaries was the respective local currency for that subsidiary. The change in our functional currency is a result of significant changes in economic facts and circumstances, including (i) a re-organization of our operating environment, which includes consolidating and integrating our sales, supply chain and manufacturing organizations; (ii) a transition to centrally negotiating worldwide supplier contracts and capital expenditures in U.S. dollars; and (iii) a shift to recording all intercompany transactions in U.S. dollars.
Translation adjustments reported prior to October 1, 2017, will remain as a component of accumulated other comprehensive income in our condensed consolidated balance sheet. The translated values for any non-monetary assets and liabilities as of October 1, 2017 become the new accounting basis for those assets.

Effective October 1, 2017, monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency are re-measured each reporting period into U.S. dollars, with the resulting exchange gains and losses reported in gain (loss) on foreign currency transactions, net within the condensed consolidated statement of operations.
U.S. Tax Reform
On December 22, 2017, H.R.1, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), was signed into law. Among other things, the TCJA permanently lowers the corporate federal income tax rate to 21 percent from the existing maximum rate of 35 percent, effective for tax years including or commencing January 1, 2018. Since we operate on a 52/53 week year ending on the Saturday closest to June 30, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28 percent for our fiscal year ending June 30, 2018, and 21 percent for subsequent fiscal years. As a result of the reduction of the corporate federal income tax rate to 21 percent, U.S. GAAP requires companies to re-value their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. As a result, we have concluded this will cause our net deferred taxes to be re-measured at the new lower tax rate. The estimated rate change impact to our net deferred tax assets is a reduction of $32.4 million. We maintain a full valuation allowance on our U.S. net deferred tax assets. Deferred tax asset re-measurement (tax expense) will be offset by a net decrease in valuation allowance, resulting in no impact on our income tax for the period ending December 30, 2017. We have not completed the revaluation calculation and will disclose any adjustments in our fiscal year end financial statements.
Additionally, TCJA introduces new international tax provisions that will be effective for our fiscal year 2019, including (i) a new provision designed to currently tax the global low-taxed income of our foreign subsidiaries, together with a deduction of up to 50 percent and a partial credit for foreign taxes incurred by the foreign subsidiaries; (ii) limitations on the deductibility of certain base eroding payments to foreign entities; and (iii) limitations on the use of foreign tax credits to reduce U.S. income tax liability. While each of these provisions may have an impact on our tax expense for fiscal year 2019 and future periods, we expect the tax on low-taxed income of foreign subsidiaries to have the most significant impact.
Because of the complexity of the new tax on low-taxed income of foreign subsidiaries and uncertainties regarding its application in certain circumstances, we are continuing to evaluate this provision of the TCJA and its impact on our determination of the realizability of our deferred tax assets. We elected to utilize the reporting provisions of the SEC's Staff Accounting Bulletin 118 ("SAB 118"), as we did not have the necessary information available, prepared or analyzed for certain future taxable income tax effects of the TCJA in order to determine a reasonable estimate to be included as provisional amounts. We will not adjust our current or deferred taxes for those tax effects of the TCJA, for which we are unable to reasonably estimate, until a reasonable estimate can be determined.

NOTE 2. RECENT ACCOUNTING STANDARDS
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2017-09, Compensation - Stock Compensation, to provide clarity and reduce both (i) diversity in practice and (ii) cost and complexity associated with changes to the terms or conditions of a share-based payment award. The guidance will be effective for us in the first quarter of fiscal 2019, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
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

NOTE 3. BALANCE SHEET DETAILS
Cash and Cash Equivalents
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	December 30, 2017	July 1, 2017
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$85,938	$79,259
Money market funds	63,202	99,037
Corporate bonds	4,017	2,012
Commercial paper	3,996	22,981
U.S. agency securities	—	15,981
	$157,153	$219,270

Short-Term Investments
The following table provides details regarding our short-term investments at the dates indicated:

	December 30, 2017	July 1, 2017
Short-term investments	(Thousands)
Commercial paper	$66,582	$23,459
U.S. Treasury securities	47,831	4,006
Corporate bonds	18,542	10,094
	$132,955	$37,559

Inventories
The following table provides details regarding our inventories at the dates indicated:

	December 30, 2017	July 1, 2017
	(Thousands)
Inventories:
Raw materials	$20,642	$32,421
Work-in-process	60,981	40,171
Finished goods	21,926	28,476
	$103,549	$101,068
Property and Equipment, Net
The following table provides details regarding our property and equipment, net at the dates indicated:

	December 30, 2017	July 1, 2017
	(Thousands)
Property and equipment, net:
Buildings and improvements	$10,777	$10,222
Plant and machinery	129,047	99,779
Fixtures, fittings and equipment	3,178	3,225
Computer equipment	23,477	15,901
	166,479	129,127
Less: Accumulated depreciation	(30,733)	(14,794)
	$135,746	$114,333
Property and equipment includes assets under capital leases of $3.4 million and $3.7 million at December 30, 2017 and July 1, 2017, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense.
During fiscal 2017, we began the implementation of a new ERP system. We capitalized certain costs incurred in connection with the development of this internal use software, totaling $14.3 million. During the second quarter of fiscal 2018, we began using the ERP software for its intended use, and began recording depreciation expense.
Other Intangible Assets, Net
The following table summarizes the activity related to our other intangible assets for the six months ended December 30, 2017:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Accumulated Amortization	Total
	(Thousands)
Balance at July 1, 2017	$6,249	$4,496	$2,402	$915	$3,338	$(16,701)	$699
Amortization	—	—	—	—	—	(306)	(306)
Balance at December 30, 2017	$6,249	$4,496	$2,402	$915	$3,338	$(17,007)	$393
We expect the amortization of intangible assets to be $0.3 million for the remainder of fiscal 2018 and $0.1 million for fiscal 2019, based on the current level of our other intangible assets as of December 30, 2017.

Accrued Expenses and Other Liabilities
The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	December 30, 2017	July 1, 2017
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$2,247	$7,805
Compensation and benefits related accruals	13,174	13,837
Warranty accrual	4,206	4,124
Purchase commitments in excess of future demand, current	6,793	4,009
Other accruals	16,141	12,724
	$42,561	$42,499
Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income at the dates indicated:

	December 30, 2017	July 1, 2017
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$42,626	$41,131
Unrealized loss on marketable securities	(48)	(8)
Japan defined benefit plan	(150)	(150)
	$42,428	$40,973

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
Our cash equivalents and short-term investment instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include most money market funds, which are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include investment-grade corporate bonds, commercial paper, U.S. Treasury and agency securities, which are generally classified within Level 2 of the fair value hierarchy.

Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at December 30, 2017 and July 1, 2017:

	Fair Value Measurement at December 30, 2017 Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$63,202	$—	$—	$63,202
Commercial paper	—	3,996	—	3,996
Corporate bonds	—	4,017	—	4,017
Short-term investments:
Commercial paper	—	66,582	—	66,582
U.S. Treasury securities	—	47,831	—	47,831
Corporate bonds	—	18,542	—	18,542
Total assets measured at fair value	$63,202	$140,968	$—	$204,170

(1)	Excludes $85.9 million in cash held in our bank accounts at December 30, 2017.

	Fair Value Measurement at July 1, 2017 Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$99,037	$—	$—	$99,037
Commercial paper	—	22,981	—	22,981
U.S. agency securities	—	15,981	—	15,981
Corporate bonds	—	2,012	—	2,012
Restricted cash:
Money market funds	712	—	—	712
Short-term investments:
Commercial paper	—	23,459	—	23,459
Corporate bonds	—	10,094	—	10,094
U.S. Treasury securities	—	4,006	—	4,006
Total assets measured at fair value	$99,749	$78,533	$—	$178,282

(1)	Excludes $79.3 million in cash held in our bank accounts at July 1, 2017.

NOTE 5. CONVERTIBLE NOTES
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
Japan Defined Contribution Plan
Under the defined contribution plan in Japan, contributions are provided based on grade level and totaled $0.1 million and $0.3 million for the three and six months ended December 30, 2017, respectively and $0.1 million and $0.3 million for the three and six months ended December 31, 2016, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.
Japan Defined Benefit Plan
Under the defined benefit plan in Japan (the “Japan Plan”), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination.
As of December 30, 2017, there were no plan assets associated with the Japan Plan. As of December 30, 2017, there was $0.2 million in accrued expenses and other liabilities and $6.7 million in other non-current liabilities in our condensed consolidated balance sheet to account for the projected benefit obligations under the Japan Plan. Net periodic pension costs for the Japan Plan included the following:

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(Thousands)
Service cost	$157	$152	$314	$324
Interest cost	5	1	10	2
Net periodic pension costs	$162	$153	$324	$326
We made no benefit payments under the Japan Plan during the three and six months ended December 30, 2017 and made $0.1 million and $0.2 million in benefit payments during the three and six months ended December 31, 2016, respectively.
U.K. Defined Contribution Pension Scheme
Under the defined contribution pension scheme, employer contributions totaled $0.4 million and $0.8 million for the three and six months ended December 30, 2017, respectively, and $0.3 million and $0.5 million for the three and six months ended December 31, 2016, respectively.

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
The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(Thousands)
Warranty provision—beginning of period	$4,271	$4,600	$4,124	$3,827
Warranties issued	84	437	300	1,542
Warranties utilized or expired	(153)	(371)	(273)	(655)
Currency translation and other adjustments	4	(106)	55	(154)
Warranty provision—end of period	$4,206	$4,560	$4,206	$4,560
Capital Leases
In October 2015, we entered into a capital lease agreement for certain capital equipment. The lease term is for 5 years, after which time the ownership of the equipment will transfer from the lessor to us. During the lease term, we will make twenty equal installments of principal and interest, payable quarterly. Interest on the capital lease will accrue at 1.15 percent per annum.

The following table shows the future minimum lease payments due under non-cancelable capital leases at December 30, 2017:

Capital Leases
(Thousands)
Fiscal Year Ending:
2018 (remaining)	$1,477
2019	1,158
2020	602
2021	260
Total minimum lease payments	3,497
Less amount representing interest	(97)
Present value of capitalized payments	3,400
Less: current portion	(2,166)
Long-term portion	$1,234
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
We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of December 30, 2017 and July 1, 2017, the liability for these purchase commitments was $6.8 million and $4.0 million, respectively, and was included in accrued expenses and other liabilities in our condensed consolidated balance sheets.
Malaysian Goods and Services Tax (“GST”)
In February 2016, the Malaysian tax authorities preliminarily denied our Malaysia GST refund claims representing approximately $2.5 million. These claims were made in connection with the export of finished goods from our contract manufacturing partner’s Malaysian facilities. We are currently appealing the denial of these claims, and believe that additional options may be available to us if we do not obtain a favorable resolution. Although we have taken action to minimize the impact of the GST with respect to our ongoing operations, we believe it is reasonably possible that, ultimately, we may not be able to recover some of these GST amounts. Of the $2.5 million in GST claims, we recorded $0.7 million in prepaid expenses and other current assets in our condensed consolidated balance sheet at December 30, 2017, net of reserves and certain offsetting payments from our contract manufacturing partner.
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

Oyster Optics Litigation
On November 23, 2016, Oyster Optics LLC (“Oyster”) filed a civil suit against Cisco Systems, Inc. (“Cisco”) and British Telecommunications PLC (“BT”), in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01301. In the complaint, Oyster alleges that Cisco and BT infringed seven patents owned by Oyster, which patents allegedly relate to certain Cisco optical platform products, some of which may incorporate Oclaro components. Oyster subsequently dismissed its claim against BT without prejudice. In January 2017, Cisco requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Cisco. In April 2017, Oyster served infringement contentions on Cisco. Those infringement contentions identified certain Cisco products that do implicate Oclaro components that were the subject of those commercial agreements. Accordingly, in May 2017, Oclaro and Cisco preliminarily agreed to an allocation of the responsibilities for the costs of defense associated with Oyster’s claims. However, due to the uncertainty regarding the infringement allegations that Oyster may present at trial and the resultant uncertainty regarding the number of Oclaro components that may be implicated by such infringement allegations, Oclaro and Cisco agreed to defer until the conclusion of the litigation the final determination of whether and to what extent Oclaro will indemnify Cisco for any amounts Cisco may be required to pay Oyster and Cisco’s related defense costs. On May 18, 2017, Oyster’s case against Cisco was consolidated with cases that Oyster brought against other parties. On June 1, 2017, Cisco filed a motion to transfer Oyster’s case against it to the Northern District of California, which was denied on December 8, 2017. A claim construction hearing was held on November 20, 2017, and the court issued its Claim Construction Order on December 5, 2017. The parties have exchanged opening and responsive expert reports regarding infringement, invalidity and damages, and the deadline to file dispositive motions is February 26, 2018. In its expert report regarding infringement, Oyster alleges Cisco infringes only two of the seven previously asserted patents. Trial proceedings are set to begin June 4, 2018 in the consolidated cases. Discovery in the consolidated cases closed on December 22, 2017. Allegedly based on that discovery, Oyster sought to amend its infringement contentions to accuse additional Cisco products. To date, no such amendments have been agreed to by Cisco or ordered by the Court. Oyster nonetheless has included, to some extent, some of its proposed amended contentions in its expert reports. At the close of discovery, Oyster moved to compel Cisco to produce financial information relating to these additional Cisco products. That motion is fully briefed and awaiting decision. If the Court grants Oyster’s motion, or otherwise permits the amendment(s) it previously sought, Oyster could pursue claims accusing Cisco products that implicate certain Oclaro components that are the subject of commercial agreements between Oclaro and Cisco. Cisco and Oclaro filed Petitions for inter partes review of the patents that Oyster is asserting against Cisco with the U.S. Patent Office on June 20, July 27, and September 27, 2017. Oyster has filed its Preliminary Patent Owner's Response to each of the petitions. On January 23, 2018 and January 26, 2018, the Patent Office issued its Institution Decisions for two of the patents, instituting inter partes review on some of the challenged claims for each and denying institution for others. The Patent Office has not yet made any Institution Decisions on the remaining petitions.

On November 24, 2016, Oyster also filed a civil suit against Coriant America Inc. (“Coriant”) in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-cv-01302. In the complaint against Coriant, Oyster alleges that Coriant has infringed the same seven patents that were asserted against Cisco. On May 18, 2017, Oyster’s case against Coriant was consolidated with cases that Oyster brought against other parties, including Cisco. As a result, the November 20, 2017 consolidated claim construction hearing and order, December 22, 2017 close of fact discovery, February 26, 2018 deadline for dispositive motions, and the June 4, 2018 date for the commencement of trial described above also apply to the litigation against Coriant. On December 21, 2017 Coriant requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Coriant. Oclaro has refused this request for reasons including that Oyster’s claims against Coriant do not clearly implicate Oclaro products and that Coriant’s request was not timely made. Coriant has stated their disagreement with this position. As a result, Oclaro remains in discussions with Coriant regarding Coriant’s request for defense and indemnification.

Oyster also filed a civil suit on November 24, 2016 against Ciena Corporation (“Ciena”) in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01300. In the complaint against Ciena, Oyster alleges that Ciena has infringed the same seven patents that were asserted against Cisco. On June 15, 2017, Ciena filed a motion to transfer Oyster’s case against it to the Northern District of California. On September 22, 2017, the Court granted Ciena’s motion. On January 4, 2018, Ciena filed a motion to stay pending inter partes review of the Oyster patents. The Court granted Ciena’s motion to stay on January 29, 2018. The case is currently stayed and the parties have been ordered to file a joint status report on June 1, 2018 reporting on the status of the inter partes review proceedings. On October 16, 2017, Ciena requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Ciena. Oclaro refused this request for reasons including that Oyster's claims against Ciena do not clearly implicate Oclaro products and that Ciena's request was not timely made.
Kunst Worker Compensation Matter
On June 18, 2015, Gerald Kunst, or Kunst, filed a civil suit against us and Travelers Property Casualty Company of America, or Travelers, in Massachusetts Superior Court, Civil Action No. SUCV2015-01818F. Travelers is our general liability insurance carrier. The complaint filed by Kunst, an employee of a third party service provider, alleges that he was injured while performing air conditioning repair services on the premises of our Acton, Massachusetts facility and seeks judgment in an amount to be determined by the court or jury, together with interest and costs. On July 24, 2015, we filed an answer to the complaint, which included our affirmative defenses. Following a mediation held on October 30, 2017, the parties contingently agreed on terms for a settlement of all claims in the case, subject to final documentation and judicial approval. The terms for settlement and release of all claims were approved by the Administrative Law Judge (Department of Industrial Accidents, Division of Dispute Resolution) on November 20, 2017 and a stipulation of dismissal with prejudice was filed on December 14, 2017 in the Massachusetts Superior Court.  Oclaro was not liable for any payments under the terms of the settlement.

NOTE 8. EMPLOYEE STOCK PLANS

Stock Incentive Plans
On November 17, 2017, our stockholders approved an amendment to the Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (the "Plan"), adding 8.0 million shares of common stock to the share reserve under the Plan. As of December 30, 2017, there were approximately 16.4 million shares of our common stock available for grant under the Plan.
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
Performance-Based Restricted Stock Units ("PSUs")
In August 2017, our board of directors approved a grant of 1.1 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $9.5 million. These PSUs have service- and performance-based vesting conditions. One-third of the PSUs will vest subject to the achievement of $700.0 million of revenue over any four consecutive quarters through the end of fiscal 2020, subject to service conditions; one-third of the PSUs will vest upon the achievement of $100.0 million of free cash flow (defined as adjusted EBITDA less capital expenditures) over any four consecutive quarters through the end of fiscal 2020, subject to service conditions; and one-third of the PSUs will vest upon the achievement of $800.0 million of revenue in any one fiscal year from 2018 through 2020 and upon achievement of $100.0 million of free cash flow over any four consecutive quarters through the end of fiscal 2020, subject to service conditions. Upon reaching each performance condition, the service-based vesting condition is satisfied for that tranche as to 1/3 of the PSUs on the first anniversary of the vesting commencement date, and with respect to 1/12 of the underlying shares each subsequent quarter, such that all PSUs for that tranche are fully vested on the third anniversary of the vesting commencement date. As of December 30, 2017, we determined that the achievement of the performance conditions associated with these PSUs was improbable.
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

Stock Incentive Plan Activity
The following table summarizes the combined activity under all of our equity incentive plans for the six months ended December 30, 2017:

	Shares Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Time and Performance-based Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balance at July 1, 2017	13,581	1,858	$7.84	5,687	$5.43
Increase in share reserve	8,000	—	—	—	—
Granted	(5,386)	—	—	3,847	8.28
Exercised or released	23	(187)	3.38	(1,890)	5.17
Forfeited or expired	211	(78)	25.65	(97)	6.41
Balance at December 30, 2017	16,429	1,593	$7.49	7,547	$6.94

Supplemental disclosure information about our stock options and stock appreciation rights ("SARs") outstanding as of December 30, 2017 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable	1,554	$7.63	2.3	$2,173
Options and SARs outstanding	1,593	$7.49	2.4	$2,362
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $6.74 on December 29, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.8 million shares of common stock subject to in-the-money options which were exercisable as of December 30, 2017. We settle employee stock option exercises with newly issued shares of common stock.

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

The amounts included in cost of revenues and operating expenses for stock-based compensation were as follows:

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$755	$462	$1,193	$751
Research and development	858	526	1,725	983
Selling, general and administrative	2,326	1,601	4,220	3,298
	$3,939	$2,589	$7,138	$5,032
Stock-based compensation by type of award:
Stock options	$30	$32	$62	$70
Restricted stock awards	3,966	2,612	7,430	5,203
Inventory adjustment to cost of revenues	(57)	(55)	(354)	(241)
	$3,939	$2,589	$7,138	$5,032
Included in stock-based compensation for three and six months ended December 30, 2017 is approximately $0.5 million and $1.3 million, respectively, in stock-based compensation cost related to the issuance of PSUs. Included in stock-based compensation for three and six months ended December 31, 2016 is approximately $0.6 million and $1.2 million, respectively, in stock-based compensation cost related to the issuance of PSUs. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the shares underlying the PSUs, and any previously recognized compensation expense related to those PSUs would be reversed. As of December 30, 2017, we determined that the achievement of the performance conditions associated with the PSUs issued in August 2017 was not probable.
During the three and six months ended December 30, 2017, we capitalized stock-based compensation of $0.1 million and $0.4 million, respectively, into inventory. During the three and six months ended December 31, 2016, we capitalized stock-based compensation of $0.1 million and $0.2 million, respectively, into inventory. As of December 30, 2017 and July 1, 2017, we had capitalized a total of $0.9 million and $0.6 million of stock-based compensation, respectively, into inventory.
As of December 30, 2017, we had less than $0.1 million in unrecognized stock-based compensation expense related to unvested stock options, that will be recognized over a weighted-average period of 0.7 years, and $35.5 million in unrecognized stock-based compensation expense related to unvested time-based restricted stock awards, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.4 years.

NOTE 10. INCOME TAXES
The income tax provision of $3.2 million and $9.4 million for the three and six months ended December 30, 2017, respectively, relates primarily to our foreign operations. The income tax provision of $37,000 and $0.4 million for the three and six months ended December 31, 2016, respectively, relates primarily to our foreign operations, which included a $0.5 million release of a reserve in Italy due to the expiration of the applicable statute of limitations.
The total amount of our unrecognized tax benefits as of December 30, 2017 and July 1, 2017 were approximately $3.5 million and $3.5 million, respectively. As of December 30, 2017, we had $2.9 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $1.3 million in the next twelve months.
On December 22, 2017, the TCJA was signed into law. Among other things, the TCJA permanently lowers the corporate federal income tax rate to 21 percent from the existing maximum rate of 35 percent, effective for tax years including or commencing January 1, 2018. Since we operate on a 52/53 week year ending on the Saturday closest to June 30, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28 percent for our fiscal year ending June 30, 2018, and 21 percent for subsequent fiscal years. As a result of the reduction of the corporate federal income tax rate to 21 percent, U.S. GAAP requires companies to re-value their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. As a result, we have concluded this will cause our net deferred taxes to be re-measured at the new lower tax rate. The estimated rate change impact to our net deferred tax assets is a reduction of $32.4 million. We maintain a full valuation allowance on our U.S. net deferred tax assets. Deferred tax asset re-measurement (tax expense) will be offset by a net decrease in valuation allowance, resulting in no impact on our income tax for the period ending December 30, 2017. We have not completed the revaluation calculation and will disclose any adjustments in our fiscal year end financial statements.
Additionally, the TCJA introduces new international tax provisions that will be effective for our fiscal year 2019, including (i) a new provision designed to currently tax the global low-taxed income of our foreign subsidiaries, together with a deduction of up to 50 percent and a partial credit for foreign taxes incurred by the foreign subsidiaries; (ii) limitations on the deductibility of certain base eroding payments to foreign entities; and (iii) limitations on the use of foreign tax credits to reduce U.S. income tax liability. While each of these provisions may have an impact on our tax expense for fiscal year 2019 and future periods, we expect the tax on low-taxed income of foreign subsidiaries to have the most significant impact.
Because of the complexity of the new tax on low-taxed income of foreign subsidiaries and uncertainties regarding its application in certain circumstances, we are continuing to evaluate this provision of the TCJA and its impact on our determination of the realizability of our deferred tax assets. We elected to utilize the reporting provisions of SAB 118, as we did not have the necessary information available, prepared or analyzed for certain future taxable income tax effects of the TCJA in order to determine a reasonable estimate to be included as provisional amounts. We will not adjust our current or deferred taxes for those tax effects of the TCJA, for which we are unable to reasonably estimate, until a reasonable estimate can be determined.

NOTE 11. NET INCOME PER SHARE
Basic net income per share is computed using only the weighted-average number of shares of common stock outstanding for the applicable period, while diluted net income per share is computed assuming conversion of all potentially dilutive securities, such as stock options and unvested restricted stock units and awards during such period.
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(Thousands, except per share amounts)
Net income	$18,737	$30,267	$45,226	$33,618

Weighted-average shares - Basic	168,990	165,822	168,564	149,151
Effect of dilutive potential common shares from:
Stock options and stock appreciation rights	360	752	432	724
Restricted stock units and awards	1,342	2,282	2,083	2,420
Convertible notes	—	—	—	7,506
Weighted-average shares - Diluted	170,692	168,856	171,079	159,801

Basic net income per share	$0.11	$0.18	$0.27	$0.23
Diluted net income per share	$0.11	$0.18	$0.26	$0.21
For the three and six months ended December 30, 2017, we excluded 3.2 million and 0.8 million shares, respectively, underlying outstanding stock options, stock appreciation rights and unvested restricted stock awards from the calculation of diluted net income per share because their effect would have been anti-dilutive.
For the three and six months ended December 31, 2016, we excluded 0.8 million and 0.8 million shares, respectively, underlying outstanding stock options, stock appreciation rights and unvested restricted stock awards from the calculation of diluted net income per share because their effect would have been anti-dilutive.

NOTE 12. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION INFORMATION
Geographic Information
The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(Thousands)
Asia-Pacific:
China	$51,431	$63,927	$92,865	$122,669
Thailand	11,938	32,184	30,013	54,130
Malaysia	1,334	5,377	3,420	11,704
Other Asia-Pacific	5,734	3,028	9,436	6,364
Total Asia-Pacific	$70,437	$104,516	$135,734	$194,867

Americas:
United States	19,513	17,281	57,203	31,742
Mexico	21,645	8,068	51,131	17,359
Other Americas	3,238	6,211	8,469	8,213
Total Americas	$44,396	$31,560	$116,803	$57,314

EMEA:
Italy	12,311	6,718	19,237	16,024
Germany	3,336	3,088	7,391	6,377
Other EMEA	7,313	6,084	12,128	11,346
Total EMEA	$22,960	$15,890	$38,756	$33,747

Japan	$1,542	$1,948	3,640	3,478

Total revenues	$139,335	$153,914	$294,933	$289,406
Product Groups
The following table sets forth revenues by product group:

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
	(Thousands)
100 Gb/s + transmission modules	$105,371	$113,835	$231,012	$211,606
40 Gb/s and lower transmission modules	33,964	40,079	63,921	77,800
	$139,335	$153,914	$294,933	$289,406

Significant Customers and Concentration of Credit Risk
For the three months ended December 30, 2017, three customers accounted for 10 percent or more of our revenues, representing approximately 19 percent, 13 percent and 13 percent of our revenues, respectively. For the six months ended December 30, 2017, five customers accounted for 10 percent or more of our revenues, representing approximately 15 percent, 13 percent, 12 percent, 11 percent and 10 percent of our revenues, respectively.
For the three months ended December 31, 2016, four customers accounted for 10 percent or more of our revenues, representing approximately 22 percent, 20 percent, 16 percent and 10 percent of our revenues, respectively. For the six months ended December 31, 2016, four customers accounted for 10 percent of more of our revenues, representing 20 percent, 19 percent, 18 percent and 11 percent of our revenues, respectively.
As of December 30, 2017, four customers accounted for 10 percent or more of our accounts receivable, representing approximately 15 percent, 14 percent, 13 percent and 10 percent of our accounts receivable, respectively. As of July 1, 2017, one customer accounted for 10 percent or more of our accounts receivable, representing approximately 20 percent.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” “model,” "objective," and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) our dependence on a limited number of customers for a significant percentage of our revenues, (ii) competition and pricing pressure, (iii) the absence of long-term purchase commitments from many of our long-term customers, (iv) our ability to effectively manage our inventory, (v) our ability to meet or exceed our gross margin expectations, (vi) our ability to timely develop, commercialize and ramp the production of new products to customer required volumes, (vii) the effects of fluctuations in foreign currency exchange rates, (viii) our ability to respond to evolving technologies, customer requirements and demands, and product design challenges, (ix) potential operating or reporting disruptions that could result from the implementation of our new enterprise resource planning system, (x) our manufacturing yields, (xi) our ability to conclude agreements with our customers on favorable terms, (xii) the risks associated with delays, disruptions or quality control problems in manufacturing, (xiii) fluctuations in our revenues, growth rates and operating results, (xiv) changes in our effective tax rates or outcomes of tax audits or similar proceedings, (xv) our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses, (xvi) our dependence on a limited number of suppliers and key contract manufacturers, (xvii) the impact of financial market and general economic conditions in the industries in which we operate and any resulting reduction in demand for our products, (xviii) our ability to protect our intellectual property rights, (xix) the risks associated with our international operations, and (xx) other factors described under the caption "Risk Factors" and elsewhere in the documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors" in this Quarterly Report on Form 10-Q and the documents incorporated herein by reference.
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

We have research and development ("R&D") facilities in China, Italy, Japan, United Kingdom and the United States, and fabrication facilities in China, Italy, Japan and the United Kingdom. We also have contract manufacturing sites in Asia, with design, sales and service organizations in most of the major regions around the world.
Our customers include: Amazon.com; Ciena Corporation; Cisco Systems, Inc.; Coriant GmbH; Google Inc.; Huawei Technologies Co. Ltd; InnoLight Technology Corporation; Juniper Networks, Inc.; Nokia and ZTE Corporation.

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	December 30, 2017		December 31, 2016		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$139,335	100.0	$153,914	100.0	$(14,579)	(9.5)
Cost of revenues	87,507	62.8	93,150	60.5	(5,643)	(6.1)
Gross profit	51,828	37.2	60,764	39.5	(8,936)	(14.7)
Operating expenses:
Research and development	15,358	11.0	13,758	8.9	1,600	11.6
Selling, general and administrative	16,892	12.1	13,355	8.7	3,537	26.5
Amortization of other intangible assets	154	0.1	241	0.2	(87)	(36.1)
Restructuring, acquisition and related (income) expense, net	—	—	82	0.1	(82)	(100.0)
(Gain) loss on sale of property and equipment	169	0.1	(74)	(0.1)	243	n/m	(1)
Total operating expenses	32,573	23.4	27,362	17.8	5,211	19.0
Operating income	19,255	13.8	33,402	21.7	(14,147)	(42.4)
Other income (expense):
Interest income (expense), net	123	0.1	70	0.1	53	75.7
Gain (loss) on foreign currency transactions, net	1,599	1.1	(3,324)	(2.2)	4,923	n/m	(1)
Other income (expense), net	936	0.7	156	0.1	780	500.0
Total other income (expense)	2,658	1.9	(3,098)	(2.0)	5,756	n/m	(1)
Income before income taxes	21,913	15.7	30,304	19.7	(8,391)	(27.7)
Income tax provision	3,176	2.3	37	—	3,139	8,483.8
Net income	$18,737	13.4	$30,267	19.7	$(11,530)	(38.1)

(1)	Not meaningful.

	Six Months Ended					Increase
	December 30, 2017		December 31, 2016		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$294,933	100.0	$289,406	100.0	$5,527	1.9
Cost of revenues	180,401	61.2	182,286	63.0	(1,885)	(1.0)
Gross profit	114,532	38.8	107,120	37.0	7,412	6.9
Operating expenses:
Research and development	31,793	10.8	26,865	9.3	4,928	18.3
Selling, general and administrative	31,758	10.8	28,147	9.7	3,611	12.8
Amortization of other intangible assets	306	0.1	485	0.2	(179)	(36.9)
Restructuring, acquisition and related (income) expense, net	—	—	393	0.1	(393)	(100.0)
(Gain) loss on sale of property and equipment	191	0.1	(111)	—	302	n/m	(1)
Total operating expenses	64,048	21.7	55,779	19.3	8,269	14.8
Operating income	50,484	17.1	51,341	17.7	(857)	(1.7)
Other income (expense):
Interest income (expense), net	557	0.2	(13,788)	(4.7)	14,345	n/m	(1)
Gain (loss) on foreign currency transactions, net	2,088	0.7	(3,842)	(1.3)	5,930	n/m	(1)
Other income (expense), net	1,510	0.5	350	0.1	1,160	331.4
Total other income (expense)	4,155	1.4	(17,280)	(5.9)	21,435	n/m	(1)
Income before income taxes	54,639	18.5	34,061	11.8	20,578	60.4
Income tax provision	9,413	3.2	443	0.2	8,970	2,024.8
Net income	$45,226	15.3	$33,618	11.6	$11,608	34.5
(1)Not meaningful.

Revenues
Revenues for the three months ended December 30, 2017 decreased by $14.6 million, or 9 percent, compared to the three months ended December 31, 2016. Compared to the three months ended December 31, 2016, revenues from sales of our 100 Gb/s + transmission modules decreased by $8.5 million, or 7 percent, primarily due to a decline in our 100 Gb/s and above line side modules and components as well as our 100 Gb/s and above client side transceivers; and revenues from sales of our 40 Gb/s and lower transmission modules decreased by $6.1 million, or 15 percent, primarily due to certain legacy 40 Gb/s and 10 Gb/s products being gradually replaced by our newer higher speed products. We expect revenues for the three months ended March 31, 2018 to decrease by a range of 8 percent to 14 percent as compared to the three months ended December 30, 2017 due primarily to lower sales of 100G client side and data center transceivers, a reduction in average selling prices resulting from the annual price negotiations with our customers, and decreased shipments to our China based customers.  These decreases are expected to be partially offset by an increase in sales from our CFP2-ACO product family.
For the three months ended December 30, 2017, three customers accounted for 10 percent or more of our revenues, representing approximately 19 percent, 13 percent and 13 percent of our revenues, respectively. For the three months ended December 31, 2016, four customers accounted for 10 percent or more of our revenues, representing approximately 22 percent, 20 percent, 16 percent and 10 percent of our revenues, respectively.
Revenues for the six months ended December 30, 2017 increased by $5.5 million, or 2 percent, compared to the six months ended December 31, 2016. Compared to the six months ended December 31, 2016, revenues from sales of our 100 Gb/s + transmission modules increased by $19.4 million, or 9 percent, primarily due to growth in our 100 Gb/s line side modules and components; and revenues from sales of our 40 Gb/s and lower transmission modules decreased by $13.9 million, or 18 percent, primarily due to certain legacy 40 Gb/s and 10 Gb/s products being gradually replaced by our newer higher speed products. This product mix shift reflects our continued focus on the market for higher speed products that are smaller in size and have lower power consumption.
For the six months ended December 30, 2017, five customers accounted for 10 percent or more of our revenues, representing approximately 15 percent, 13 percent, 12 percent, 11 percent and 10 percent of our revenues, respectively. For the six months ended December 31, 2016, four customers accounted for 10 percent of more of our revenues, representing 20 percent, 19 percent, 18 percent and 11 percent of our revenues, respectively.

Gross Profit
Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.
Our gross margin rate decreased to approximately 37 percent for the three months ended December 30, 2017, compared to 39 percent for the three months ended December 31, 2016. This decrease was primarily due to a 3 percentage point impact of our fixed costs on lower revenues, and 2 percentage points driven by higher inventory reserves; partially offset by 3 percentage points related to improved product mix of higher margin 100 Gb/s products.
Our gross margin rate increased to approximately 39 percent for the six months ended December 30, 2017, compared to 37 percent for the six months ended December 31, 2016. This increase was primarily driven by 5 percentage points of improved product mix as a result of increased sales of higher margin 100 Gb/s products; partially offset by a 2 percentage point decrease as a result of higher inventory reserves and 2 percentage point decrease related to higher manufacturing overhead costs.
Our cost of revenues consists of the costs associated with manufacturing our products, and includes the purchase of raw materials, labor costs and related overhead, including stock-based compensation charges and the costs charged by our contract manufacturers for the products they manufacture for us. Charges for excess and obsolete inventory are also included in cost of revenues.

Research and Development Expenses
Research and development expenses increased to $15.4 million for the three months ended December 30, 2017, from $13.8 million for the three months ended December 31, 2016. The increase was primarily related to an increase of $1.0 million in non-recurring engineering and material expenses and an investment of $0.9 million in research and development resources, primarily personnel-related, including $0.3 million in stock-based compensation charges. This was partially offset by a $0.4 million United Kingdom research and development tax credit.
Research and development expenses increased to $31.8 million for the six months ended December 30, 2017, from $26.9 million for the six months ended December 31, 2016. The increase was primarily related to an increase of $2.4 million in non-recurring engineering and material expenses and an investment of $2.2 million in research and development resources, primarily personnel-related, including $0.7 million in stock-based compensation charges.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $16.9 million for the three months ended December 30, 2017, from $13.4 million for the three months ended December 31, 2016. The increase was primarily related to an increase of $1.5 million in professional fees, an increase of $1.7 million related to transition costs and incremental depreciation related to our upgrade of our enterprise resource planning ("ERP") system, and an increase of $0.6 million in stock-based compensation charges.
Selling, general and administrative expenses increased to $31.8 million for the six months ended December 30, 2017, from $28.1 million for the six months ended December 31, 2016. The increase was primarily related to an increase of $1.7 million in professional fees, an increase of $1.8 million related to transition costs and incremental depreciation related to our upgrade of our ERP system, and an increase of $0.8 million in stock-based compensation charges. This was partially offset by a decrease of $0.8 million in selling, general and administrative resources, primarily personnel-related.
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.

Amortization of Other Intangible Assets
Amortization of other intangible assets decreased by $0.1 million and $0.2 million during the three and six months ended December 30, 2017, respectively, as compared to the three and six months ended December 31, 2016. We expect the amortization of other intangible assets to be $0.3 million for the remainder of fiscal 2018 and $0.1 million for fiscal 2019, based on the current level of our other intangible assets as of December 30, 2017.

Restructuring, Acquisition and Related (Income) Expense, Net
During the six months ended December 30, 2017, we did not incur any restructuring, acquisition and related charges, as compared to $0.4 million in restructuring, acquisition and related charges during the six months ended December 31, 2016, related to the consolidation and closure of a facility.

Other Income (Expense)
Other income (expense) was $2.7 million in income for the three months ended December 30, 2017 as compared to $3.1 million in expense for the three months ended December 31, 2016. This change in other income (expense) primarily related to a $4.9 million increase in foreign currency transaction gains during the three months ended December 30, 2017, as compared to the three months ended December 31, 2016, related to the revaluation of non-functional currency denominated balances in our U.K. and Japan subsidiaries. We also recorded a $0.8 million increase in other income (expense), net, related primarily to the recovery of certain accounts receivable balances previously written-off.
Other income (expense) was $4.2 million in income for the six months ended December 30, 2017 as compared to $17.3 million in expense for the six months ended December 31, 2016. This change in other income (expense) primarily related to the conversion of $65.0 million of our 6.00% Notes during the first quarter of fiscal 2017, resulting in an induced conversion expense of $7.4 million and an interest make-whole charge of $5.9 million, which were both recorded in interest (income) expense, net. We also recorded a $5.9 million increase in foreign currency transaction gains during the six months ended December 30, 2017, as compared to the six months ended December 31, 2016, related to the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries; and a $1.2 million increase in other income (expense), net, related primarily to the recovery of certain accounts receivable balances previously written-off.

Income Tax Provision
The income tax provision of $3.2 million and $9.4 million for the three and six months ended December 30, 2017, respectively, and the $37,000 and $0.4 million for the three and six months ended December 31, 2016, respectively, relates primarily to our foreign operations.
The total amount of our unrecognized tax benefits as of December 30, 2017 and July 1, 2017 were approximately $3.5 million in both periods. As of December 30, 2017, we had $2.9 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $1.3 million in the next twelve months.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operating Activities
Net cash provided by operating activities for the six months ended December 30, 2017 was $71.4 million, primarily resulting from net income adjusted for non-cash items of $72.3 million, partially offset by a $0.9 million decrease in cash due to changes in operating assets and liabilities. The adjustment to net income for non-cash items consisted of $13.8 million in depreciation and amortization, $7.1 million of expense related to stock-based compensation, a $6.7 million adjustment to the deferred tax asset as a result of our utilization of net operating losses in Japan, partially offset by $0.4 million in accretion on our marketable securities and $0.4 million from the amortization of a deferred gain from a sales-leaseback transaction in Caswell, U.K. The $0.9 million decrease in cash due to changes in operating assets and liabilities was comprised of a $9.5 million decrease in accounts payable largely attributable to the timing of purchases and payments to vendors, and a $0.8 million increase in inventories resulting from the receipt of inventory intended for sale in future quarters, partially offset by an $7.1 million decrease in prepaid expenses and other current assets primarily due to a decrease in our non-trade receivables related to our business going through our contract manufacturers commensurate with our lower revenues in the second quarter of fiscal 2018, a $1.5 million decrease in accounts receivable attributable to timing of collections, a $0.6 million decrease in other non-current assets, and a $0.1 million increase in accrued expenses and other liabilities.
Net cash provided by operating activities for the six months ended December 31, 2016 was $41.3 million, primarily resulting from net income adjusted for non-cash items of $56.9 million, partially offset by $15.6 million decrease in cash due to changes in operating assets and liabilities. The adjustment to net income for non-cash items consisted of $10.2 million in depreciation and amortization, an $8.5 million charge related to the issuance of common stock to settle a portion of the interest make-whole and induced conversion liabilities in connection with the 6.00% Notes, $5.0 million of expense related to stock-based compensation and $0.1 million from the amortization of the debt discount and issuance costs in connection with the convertible notes, partially offset by $0.4 million from the amortization of a deferred gain from a sales-leaseback transaction in Caswell, U.K. The $15.6 million decrease in cash due to changes in operating assets and liabilities was comprised of a $17.1 million increase in accounts receivable attributable to timing of collections, a $12.0 million increase in prepaid expenses and other current assets primarily due to an increase in our non-trade receivables related to the increased volume of business going through our contract manufacturers, a $11.5 million increase in inventories resulting from the receipt of inventory intended for sale in future quarters, partially offset by a $16.7 million increase in accounts payable largely attributable to the timing of purchases and payments to vendors, and an $8.6 million increase in accrued expenses and other liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities for the six months ended December 30, 2017 was $130.5 million, primarily consisting of $140.5 million of purchases of available-for-sale short-term investments and $36.2 million used in capital expenditures, partially offset by $45.5 million of maturities of available-for-sale short-term investments and $0.7 million transfer from restricted cash related to the release of collateral used to secure credit card accounts and deposits for value-added taxes in foreign jurisdictions.
Net cash used in investing activities for the six months ended December 31, 2016 was $51.2 million, consisting of $31.2 million of capital expenditures and $20.0 million of purchases of available-for-sale short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended December 30, 2017 was $2.4 million, primarily consisting of $2.4 million related to shares repurchased for tax withholdings on vesting of restricted stock units and $0.6 million in payments on capital lease obligations, partially offset by $0.6 million in proceeds from the exercise of stock options.
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
Convertible Notes
On February 19, 2015, we closed the private placement of our 6.00% Notes, representing $65.0 million in aggregate principal. The sale of the 6.00% Notes resulted in proceeds of approximately $61.6 million, after deducting the initial purchaser's discount of $3.4 million. We also incurred offering costs of $0.6 million in connection with the 6.00% Notes. In August 2016, we entered into multiple privately negotiated agreements, pursuant to which all of our 6.00% Notes were canceled, and the indenture, dated as of February 19, 2015, by and between us and U.S. Bank National Association, pursuant to which the 6.00% Notes were issued, was satisfied and discharged. We issued in aggregate 34,659,972 shares of our common stock and made cash payments totaling $4.7 million in exchange for $65.0 million aggregate principal amount of our 6.00% Notes. These agreements are more fully discussed in Note 5, Convertible Notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Future Cash Requirements
As of December 30, 2017, we held $290.1 million in cash, cash equivalents and short-term investments, comprised of $157.2 million in cash and cash equivalents, and $133.0 million of short-term investments; and we had working capital of $428.1 million.

Based on our current cash and cash equivalent balances, we believe that we have sufficient funds to support our operations through the next 12 months, including approximately $22 million to $32 million of capital expenditures that we expect to incur through the remainder of the current fiscal year.
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
For additional information on the risks we face related to future cash requirements, see Part II, Item 1A. Risk Factors under "We have a history of large operating losses. We may not be able to sustain profitability in the future and as a result we may not be able to maintain sufficient levels of liquidity," included elsewhere in this Quarterly Report on Form 10-Q.
As of December 30, 2017, $79.9 million of the $157.2 million of our cash, cash equivalents and restricted cash was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay additional taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for specific entities in China and Germany where we decided to exit certain businesses.
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
INTEREST RATES
We have financed our operations through a mixture of issuances of equity and debt securities, capital leases, working capital and by drawing on credit agreements. We have exposure to interest rate fluctuations on our money market funds, certain of our short-term investments and for amounts borrowed under our capital leases.
At December 30, 2017, we had $3.4 million due under our capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense in connection with our capital leases by less than $0.1 million.
We monitor our interest rate risk on our cash equivalents and short-term investment balances. At December 30, 2017, a 100 basis point increase in interest rates would reduce the market value of our cash equivalents and short-term investments by $0.4 million, while a 100 basis point decrease in interest rates would increase the market value of our cash equivalents and short-term investments by $0.4 million.
FOREIGN CURRENCY
As our business is multinational in scope, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. We expect that a majority of our revenues will be denominated in U.S. dollars, while a majority of our expenses will be denominated in the U.S. dollar, and to a lesser extent, the U.K. pound sterling and the Japanese yen. Fluctuations in the exchange rate between the U.S. dollar, the U.K. pound sterling, the Japanese yen and other currencies utilized by us to pay expenses, could affect our operating results. This includes the Chinese yuan and the Euro, which we utilize to pay factory expenses in connection with operating our facilities in Shenzhen and Shanghai, China; and San Donato, Italy, respectively. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.
Effective October 1, 2017, the functional currency for our worldwide operations is the U.S. dollar. Prior to October 1, 2017, the functional currency for each of our foreign subsidiaries was the respective local currency for that subsidiary. The change in our functional currency is a result of significant changes in economic facts and circumstances, including (i) a re-organization of our operating environment, which includes consolidating and integrating our sales, supply chain and manufacturing organizations; (ii) a transition to centrally negotiating worldwide supplier contracts and capital expenditures in U.S. dollars; and (iii) a shift to recording all intercompany transactions in U.S. dollars.
Translation adjustments reported prior to October 1, 2017, will remain as a component of accumulated other comprehensive income in our condensed consolidated balance sheet. The translated values for any non-monetary assets and liabilities as of October 1, 2017 become the new accounting basis for those assets.
Effective October 1, 2017, monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency are re-measured each reporting period into U.S. dollars, with the resulting exchange gains and losses reported in (gain) loss on foreign currency transactions, net within the condensed consolidated statement of operations.
As of December 30, 2017, certain of our foreign subsidiaries had $21.1 million in non-U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $18.6 million in non-U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to these other foreign currencies would lead to a profit of $0.3 million (U.S. dollar strengthening), or loss of $0.3 million (U.S. dollar weakening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
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
During the three and six months ended December 30, 2017, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarter in which they were established. In connection with these hedges, during the three and six months ended December 30, 2017, we recorded a $0.1 million gain and a $0.2 million gain, respectively, in gain (loss) on foreign currency transactions, net within our condensed consolidated statement of operations. As of December 30, 2017, we did not have any outstanding foreign currency forward contracts.
BANK LIQUIDITY RISK
As of December 30, 2017, we have approximately $85.9 million of unrestricted cash (excluding money market funds) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred any losses and have had full access to our operating accounts. See Note 3, Balance Sheet Details. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.
As of December 30, 2017, $79.9 million of the $157.2 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay additional taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for specific entities in China and Germany where we decided to exit certain businesses.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the three months ended December 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Oyster Optics Litigation
On November 23, 2016, Oyster Optics LLC (“Oyster”) filed a civil suit against Cisco Systems, Inc. (“Cisco”) and British Telecommunications PLC (“BT”), in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01301. In the complaint, Oyster alleges that Cisco and BT infringed seven patents owned by Oyster, which patents allegedly relate to certain Cisco optical platform products, some of which may incorporate Oclaro components. Oyster subsequently dismissed its claim against BT without prejudice. In January 2017, Cisco requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Cisco. In April 2017, Oyster served infringement contentions on Cisco. Those infringement contentions identified certain Cisco products that do implicate Oclaro components that were the subject of those commercial agreements. Accordingly, in May 2017, Oclaro and Cisco preliminarily agreed to an allocation of the responsibilities for the costs of defense associated with Oyster’s claims. However, due to the uncertainty regarding the infringement allegations that Oyster may present at trial and the resultant uncertainty regarding the number of Oclaro components that may be implicated by such infringement allegations, Oclaro and Cisco agreed to defer until the conclusion of the litigation the final determination of whether and to what extent Oclaro will indemnify Cisco for any amounts Cisco may be required to pay Oyster and Cisco’s related defense costs. On May 18, 2017, Oyster’s case against Cisco was consolidated with cases that Oyster brought against other parties. On June 1, 2017, Cisco filed a motion to transfer Oyster’s case against it to the Northern District of California, which was denied on December 8, 2017. A claim construction hearing was held on November 20, 2017, and the court issued its Claim Construction Order on December 5, 2017. The parties have exchanged opening and responsive expert reports regarding infringement, invalidity and damages, and the deadline to file dispositive motions is February 26, 2018. In its expert report regarding infringement, Oyster alleges Cisco infringes only two of the seven previously asserted patents. Trial proceedings are set to begin June 4, 2018 in the consolidated cases. Discovery in the consolidated cases closed on December 22, 2017. Allegedly based on that discovery, Oyster sought to amend its infringement contentions to accuse additional Cisco products. To date, no such amendments have been agreed to by Cisco or ordered by the Court. Oyster nonetheless has included, to some extent, some of its proposed amended contentions in its expert reports. At the close of discovery, Oyster moved to compel Cisco to produce financial information relating to these additional Cisco products. That motion is fully briefed and awaiting decision. If the Court grants Oyster’s motion, or otherwise permits the amendment(s) it previously sought, Oyster could pursue claims accusing Cisco products that implicate certain Oclaro components that are the subject of commercial agreements between Oclaro and Cisco. Cisco and Oclaro filed Petitions for inter partes review of the patents that Oyster is asserting against Cisco with the U.S. Patent Office on June 20, July 27, and September 27, 2017. Oyster has filed its Preliminary Patent Owner's Response to each of the petitions. On January 23, 2018 and January 26, 2018, the Patent Office issued its Institution Decisions for two of the patents, instituting inter partes review on some of the challenged claims for each and denying institution for others. The Patent Office has not yet made any Institution Decisions on the remaining petitions.

On November 24, 2016, Oyster also filed a civil suit against Coriant America Inc. (“Coriant”) in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-cv-01302. In the complaint against Coriant, Oyster alleges that Coriant has infringed the same seven patents that were asserted against Cisco. On May 18, 2017, Oyster’s case against Coriant was consolidated with cases that Oyster brought against other parties, including Cisco. As a result, the November 20, 2017 consolidated claim construction hearing and order, December 22, 2017 close of fact discovery, February 26, 2018 deadline for dispositive motions, and the June 4, 2018 date for the commencement of trial described above also apply to the litigation against Coriant. On December 21, 2017 Coriant requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Coriant. Oclaro has refused this request for reasons including that Oyster’s claims against Coriant do not clearly implicate Oclaro products and that Coriant’s request was not timely made. Coriant has stated their disagreement with this position. As a result, Oclaro remains in discussions with Coriant regarding Coriant’s request for defense and indemnification.

Oyster also filed a civil suit on November 24, 2016 against Ciena Corporation (“Ciena”) in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01300. In the complaint against Ciena, Oyster alleges that Ciena has infringed the same seven patents that were asserted against Cisco. On June 15, 2017, Ciena filed a motion to transfer Oyster’s case against it to the Northern District of California. On September 22, 2017, the Court granted Ciena’s motion. On January 4, 2018, Ciena filed a motion to stay pending inter partes review of the Oyster patents. The Court granted Ciena’s motion to stay on January 29, 2018. The case is currently stayed and the parties have been ordered to file a joint status report on June 1, 2018 reporting on the status of the inter partes review proceedings. On October 16, 2017, Ciena requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Ciena. Oclaro refused this request for reasons including that Oyster's claims against Ciena do not clearly implicate Oclaro products and that Ciena's request was not timely made.
Kunst Worker Compensation Matter
On June 18, 2015, Gerald Kunst, or Kunst, filed a civil suit against us and Travelers Property Casualty Company of America, or Travelers, in Massachusetts Superior Court, Civil Action No. SUCV2015-01818F. Travelers is our general liability insurance carrier. The complaint filed by Kunst, an employee of a third party service provider, alleges that he was injured while performing air conditioning repair services on the premises of our Acton, Massachusetts facility and seeks judgment in an amount to be determined by the court or jury, together with interest and costs. On July 24, 2015, we filed an answer to the complaint, which included our affirmative defenses. Following a mediation held on October 30, 2017, the parties contingently agreed on terms for a settlement of all claims in the case, subject to final documentation and judicial approval. The terms for settlement and release of all claims were approved by the Administrative Law Judge (Department of Industrial Accidents, Division of Dispute Resolution) on November 20, 2017 and a stipulation of dismissal with prejudice was filed on December 14, 2017 in the Massachusetts Superior Court.  Oclaro was not liable for any payments under the terms of the settlement.

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
During the first half of fiscal 2018 and for fiscal years ended July 1, 2017 and July 2, 2016, our three largest customers accounted for 40 percent, 50 percent and 44 percent of our revenues, respectively. Because we rely on a limited number of customers for a significant percentage of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to datacenter and telecom market conditions, customer inventory buildup, catastrophic events, changes in network architecture, government action or otherwise) could have a material adverse impact on our financial condition and results of operations. For example, as discussed below, in early March 2016, we temporarily ceased shipment of products to Zhongxing Telecommunications Equipment Corporation and its subsidiary, ZTE Kangxun Telecommunications Ltd. (collectively, "ZTE"), one of our significant customers, because the U.S. Department of Commerce (the "DOC") imposed additional licensing restrictions.
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
In addition, network equipment manufacturers and service providers may decide to design and manufacture the optical module and subsystems portions of their products in-house, rather than outsourcing to companies like us. This type of product disaggregation could result in lower revenues and materially and adversely affect our business.
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
Many of our customers typically purchase our products pursuant to individual purchase orders or contracts that do not contain purchase commitments. Some customers provide us with their expected forecasts for our products several months in advance, but these customers may decrease, cancel or delay purchase orders already in place, including on short notice, and the impact of any such actions may be intensified given our dependence on a small number of large customers. If any of our major customers decrease, stop or delay purchasing our products for any reason, our business and results of operations would be harmed. Cancellation or delays of such orders may result in excess and obsolete inventory and charges therefor and cause us to fail to achieve our short-term and long-term financial and operating goals.
Our results of operations may suffer if we do not effectively manage our inventory, and we may continue to incur inventory-related charges.
We need to manage our inventory of component parts and finished goods effectively to meet changing customer requirements and demand. Some of our products and supplies have in the past, and may in the future, become obsolete or be deemed excess while in inventory due to rapidly changing customer specifications or a decrease in customer demand. We also have exposure to contractual liabilities to our contract manufacturers for inventories purchased by them on our behalf, based on our forecasted requirements, which may become excess or obsolete. Our inventory balances also represent an investment of cash. To the extent our inventory turns are slower than we anticipate based on historical practice, our cash conversion cycle extends and more of our cash remains invested in working capital. If we are not able to manage our inventory effectively, we may need to write down the value of some of our existing inventory or write off non-saleable or obsolete inventory. We have from time to time incurred significant inventory-related charges. Any such charges we incur in future periods could materially and adversely affect our results of operations and our cash flow.
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
Many of our new product samples for metro, data center and long haul communication applications have been well received by our existing and prospective customers. These newer generation products typically will have greater functionality and a smaller footprint, resulting in more complexity in the manufacturing process. This increased complexity may result in lower manufacturing yields or more difficulty manufacturing them in volume. If we experience large demand for these products and are unable to manufacture them in sufficient volume, we would fall short of our planned output and revenue targets as we move from low volume sampling to manufacturing for commercial production. In addition, a production ramp for certain products can include a manufacturing transition between two or more locations which carries an inherent risk of delay. For example, we are currently in the process of ramping the production of our 100 Gb/s QSFP28 client side transceivers at our Sagamihara, Japan facility, in coordination with our contract manufacturers Toyo and Fabrinet in Thailand. Our failure to satisfy our customers' demand for these products could result in lost sales or our customers postponing or canceling orders or seeking alternative suppliers for these products, which would materially harm our revenues and adversely affect our results of operations.
As a result of our global operations, our business is subject to currency fluctuations that may adversely affect our results of operations.
Our financial results have been and will continue to be materially impacted by foreign currency fluctuations. At certain times in our history, declines in the value of the U.S. dollar versus the U.K. pound sterling and the Japanese yen have had a major negative effect on our margins and our cash flow. A portion of our expenses are denominated in U.K. pound sterling and Japanese yen and substantially all of our revenues are denominated in U.S. dollars.
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
Across the entire network, our customers are demanding increased performance from our products, at lower prices and in smaller and lower power designs. These requirements stretch the capabilities of our optical chips, packages and electronics to the limit of technical feasibility. In addition, these demands are often customer specific, leading to numerous product variations and increased costs. If one of these customers fails to qualify our products or there is a delay in qualification, we may incur additional expenses and our revenues may be harmed. In addition, if one of these customers fails to our purchase the products we anticipate, we may not be able to sell this customized inventory to other customers, resulting in inventory obsolescence. We enter our new product introduction process with clear performance and cost goals. Because of the complexity of design requirements, executing on these goals is becoming increasingly difficult and less predictable. These difficulties could result in product sampling delays and/or missing targets on key specifications and customer requirements, leading to design losses. Our failure to meet our customers' technical and performance requirements for these products could result in our customers seeking alternative suppliers for these products, or increased costs to us, either of which would adversely affect our results of operations.
Sales of older legacy products continue to represent a significant percentage of our total revenues and, if we do not increase the percentage of sales associated with new products, our revenues may not grow in the future or could decline.
The markets for our products are characterized by changing technology and continuing process development. The future of our business will depend in large part upon the continuing relevance of our technological capabilities, and our ability to introduce new products that address our customers’ requirements for more cost-effective and higher bandwidth solutions. We must also develop these new technologies and products on a cost-effective basis in order to effectively complete with our competitors. Our inability to successfully launch or sustain new or next generation programs or product features that anticipate or adequately address future market trends and market transitions in a timely manner could materially adversely affect our revenues and financial results. We may also encounter competition from new or revised technologies that render our products less profitable or obsolete in our chosen markets, and our operating results may suffer. Furthermore, we cannot assure you that we will introduce new or next generation products in a timely manner, these products will gain market acceptance, or new product revenues will increase at a rate sufficient to replace declining legacy product revenues, and failure to do so could materially affect our operating results.
Changes to our enterprise resource planning system and other key software applications could cause unexpected problems to occur and disrupt the management of our business.
We recently completed an upgrade to our enterprise resource planning (“ERP”) system, and other management information systems, which are critical to the operational, accounting and financial functions of our company. We have invested $14.3 million towards our ERP system, and significant management attention and resources will continue to be used to facilitate training and full implementation of this system. We have experienced, and may continue to experience, operating or reporting disruptions during the course of utilizing and fine-tuning our ERP system, including limitations on our ability to deliver and bill for customer shipments, project our inventory requirements, manage our supply chain, maintain current and complete books and records, maintain an effective internal control environment and meet external reporting deadlines.  We may also decide to modify or enhance our internal control processes as a result of gaining further experience operating our ERP system. These changes or other difficulties could materially and adversely impact our ability to manage our business as well as the accuracy and timely reporting of our operating results.
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
We may experience delays, disruptions or quality control problems in our manufacturing operations or the manufacturing operations of our subcontractors. As a result, we could incur additional costs that would adversely affect our gross margins, and our product shipments to our customers could be delayed beyond the shipment schedules requested by our customers, which could harm our relationship with our customers and would negatively affect our revenues, competitive position and reputation. Furthermore, even if we are able to deliver products to our customers on a timely basis, we may be unable to recognize revenues at the time of delivery based on our revenue recognition policies.
Our revenues, growth rates and operating results are likely to fluctuate significantly as a result of factors that are outside our control, which could adversely impact our operating results.
Our revenues, growth rates and operating results are likely to fluctuate significantly in the future as a result of factors that are outside our control. We may not achieve similar revenues, growth rates or operating results in future periods. Our revenues, growth rates and operating results for any prior quarterly or annual period should not be relied upon as any indication of our future revenues, growth rates or operating results. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, changes in the pricing of our products due to competitive pressures as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Slower growth rates in China and for some of our client side transceivers may also cause our results to fluctuate. For example, we expect revenues for the three months ended March 31, 2018 to decrease by a range of 8 percent to 14 percent as compared to the three months ended December 30, 2017 due primarily to lower sales of 100G client side and data center transceivers, a reduction in average selling prices resulting from the annual price negotiations with our customers, and decreased shipments to our China based customers.  These decreases are expected to be partially offset by an increase in sales from our CFP2-ACO product family.
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
We have a complex multinational tax structure with multiple types of intercompany transactions, and our allocation of profits and losses through our intercompany transfer pricing agreements is subject to review by the Internal Revenue Service and other tax authorities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. In addition, we are also subject to periodic examination of our income tax returns and related transfer pricing documentation by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these examinations will not have an adverse effect on our operating results and financial condition.
We are also exposed to changes in tax law which can impact our current and future year's tax provision.
We continue to assess the impact of the recently enacted H.R.1, commonly referred to as the Tax Cuts and Jobs Act, and the Finance (No. 2) Act 2017 in the United Kingdom (together, the “New Tax Laws”) as well as any future regulations implementing the New Tax Laws and any interpretations of the New Tax Laws. The effect of those regulations and interpretations, as well as any additional tax reform legislation in the United States, United Kingdom or elsewhere, could have a material adverse effect on our business, financial condition and results of operations by, among other things, decreasing the value of our deferred tax asset and/or requiring us to recognize a deferred tax liability for non-U.S. earnings. See Note 1 to the Condensed Consolidated Financial Statements, Basis of Presentation, U.S. Tax Reform, in this Quarterly Report on Form 10-Q. If we are required to reduce the value of our deferred tax asset or record a deferred tax liability, we may be required to record a corresponding charge to current earnings, which could have a material adverse effect on our financial condition and results of operations in the period in which it is recorded.
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
We depend on a limited number of suppliers of raw materials and equipment used to manufacture our products. We currently also depend on a limited number of contract manufacturers, principally Fabrinet in Thailand, Venture Corporation Limited ("Venture") in Malaysia, Toyo in Japan and Thailand, and eLASER in Taiwan, to manufacture certain of our products. Some of these suppliers are our sole sources for certain materials and equipment. We typically have not entered into long-term agreements with our suppliers other than Fabrinet and Venture. As a result, these suppliers generally may stop supplying us materials and equipment at any time. Our reliance on a sole supplier or limited number of suppliers could result in delivery problems, reduced control over product pricing and quality, and an inability to identify and qualify another supplier in a timely manner. Some of our suppliers that may be small or under-capitalized may experience financial difficulties that could prevent them from supplying us materials and equipment. In addition, our suppliers, including our sole source suppliers, may experience manufacturing delays or shut downs due to earthquakes, floods, fires, labor unrest, political unrest, trade disputes or other events.
Any supply deficiencies relating to the quality or quantities of materials or equipment we use to manufacture our products could materially and adversely affect our ability to fulfill customer orders and our results of operations. Lead times for the purchase of certain materials and equipment from suppliers have increased and in some cases have limited our ability to rapidly respond to increased demand, and may continue to do so in the future. To the extent we introduce additional contract manufacturing partners, introduce new products with new partners and/or move existing internal or external production lines to new partners, we could experience supply disruptions during the transition process. In addition, due to our customers’ requirements relating to the qualification of our suppliers and contract manufacturing facilities and operations, we cannot quickly enter into alternative supplier relationships, which prevents us from being able to respond immediately to adverse events affecting our suppliers. Any transition to a new supplier could result in lost or delayed sales if our customers fail to qualify these new supply sources on a timely basis, or at all.
Our business and results of operations may be negatively impacted by financial market conditions and general economic conditions in the industries in which we operate, and such conditions may increase the other risks that affect our business.
During the 2008 financial crisis and its aftermath, the world’s financial markets experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, and rating downgrades of investments. In the past, due to these conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for our products. It is possible that changes in current economic conditions could result in similar setbacks in the future, and that some of our customers could as a result reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. In the past, financial market volatility has materially and adversely affected the market conditions in the industries in which we operate, and has had a material adverse impact on our revenues. Our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all. To a large degree, orders from many of our customers are dependent on demand from telecom carriers around the world. Telecom carrier capital expenditure plans and execution can also be adversely impacted, both in terms of total spend and in determination of areas of investment within network infrastructures, by global and regional macroeconomic conditions. We are unable to predict the likely occurrence, severity or duration of any potential future disruption in financial markets or adverse economic conditions in the U.S. and other countries, but the longer the duration the greater the risks we face in operating our business.
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
In the ordinary course of our business, we maintain sensitive personal data on our networks, including confidential information relating to our customers, employees and business partners. Global privacy legislation, enforcement, and policy activity are rapidly expanding and creating a complex compliance regulatory environment regarding the collection, use, storage and disclosure of such information. These laws and regulations are still evolving and are likely to be in flux and subject to uncertain interpretation for the foreseeable future. For example, various Chinese agencies are expected to issue additional regulations in the future to further define the requirements of the new Chinese Cyber Security Law, which took effect on June 1, 2017. For additional information regarding the new Cyber Security Law, see “We have significant operations in China, which exposes us to risks inherent in doing business in China.” Additionally, the European Union recently adopted the General Data Protection Regulation (the “GDPR”), which comprehensively reforms the EU’s data protection laws and is expected to take effect in May 2018. The GDPR imposes strict data protection requirements that may necessitate changes to our business practices to comply with the new requirements or to address the concerns of our customers or business partners relating to the GDPR. The GDPR also includes severe financial penalties for non-compliance. Complying with any new regulatory requirements could force us to incur substantial expenses or require us to change our business practices in a manner that could harm our business and any non-compliance may result in lawsuits, regulatory fines, or other actions or liability. Our business may also be harmed if these privacy-related laws or any newly adopted privacy-related laws are interpreted or implemented in a manner that is inconsistent from country to country and inconsistent with our current policies and practices, or those of our customers or business partners.
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
From time to time, we consider acquisitions or mergers, collectively referred to as “acquisitions,” of other businesses, assets or companies that would complement our current product offerings, enhance our intellectual property rights or offer other competitive opportunities. For example, in July 2012, we acquired Opnext. However, in the future, we may not be able to identify suitable acquisition candidates at prices we consider appropriate. In addition, we are in an industry that is actively consolidating and, as a result, there is no guarantee that we will successfully and satisfactorily bid against third parties, including competitors, when we identify a critical target we want to acquire.
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
All acquisitions involve potential risks and uncertainties, including the following, any of which could harm our business and adversely affect our results of operations:

•	failure to realize the potential financial or strategic benefits of the acquisition;

•	increased costs associated with merged or acquired operations;

•	dilution to our current stockholders due to the issuance of common stock in such acquisitions;

•	increased indebtedness obligations;

•	economic dilution to gross and operating profit (loss) and earnings (loss) per share;

•	failure to successfully develop the combined, acquired or remaining technology, which could, among other things, result in the impairment of amounts recorded as goodwill or other intangible assets;

•	unanticipated costs and liabilities and unforeseen accounting charges;

•	difficulty in integrating product offerings;

•	difficulty in coordinating and rationalizing research and development activities to enhance introduction of new products and technologies with reduced cost;

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
Our integration with acquired businesses has been and will continue to be a complex, time-consuming and expensive process. We cannot assure you that we will be able to successfully integrate these businesses in a timely manner, or at all, or that any of the anticipated benefits from our previous or future acquisitions will be realized. There are inherent challenges in integrating the operations of geographically diverse companies. We may have difficulty, and may incur unanticipated expenses related to, integrating management and personnel from our acquisitions. Our failure to achieve the strategic objectives of our past and future acquisitions could have a material adverse effect on our revenues, expenses and our other operating results and cash resources, and could result in us not achieving the anticipated potential benefits of these transactions. In addition, we cannot assure you that the growth rate of the combined company will equal the historical growth rate experienced by any of the companies that we have acquired or may acquire in the future. Comparable risks would accompany any divestiture of businesses or assets we might undertake.
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
Third parties may in the future assert claims against us concerning our existing products or with respect to future products under development, or with respect to products that we may acquire through acquisitions. We have entered into and may in the future enter into indemnification obligations in favor of some customers that could be triggered upon an allegation or finding that we are infringing other parties’ proprietary rights. For example, see Part II, Item 1, Legal Proceedings, "Oyster Optics Litigation" in this Quarterly Report on Form 10-Q. Satisfaction of any such indemnification obligations to our customers could be costly and materially adversely affect our operating results. If we do infringe a third party’s rights, we may need to negotiate with holders of those rights in order to obtain a license to those rights or otherwise settle any infringement claim. We have from time to time received notices from third parties alleging infringement of their intellectual property and where appropriate have entered into license agreements with those third parties with respect to that intellectual property. Any license agreements that we wish to enter into the future with respect to intellectual property rights may not be available to us on commercially reasonable terms, or at all. We may not in all cases be able to resolve allegations of infringement through licensing arrangements, settlement, alternative designs or otherwise. We may take legal action to determine the validity and scope of the third-party rights or to defend against any allegations of infringement. Holders of intellectual property rights could become more aggressive in alleging infringement of their intellectual property rights and we may be the subject of such claims asserted by a third party. In the course of pursuing any of these means or defending against any lawsuits filed against us, we could incur material legal fees and related costs. The amount of time required to resolve these types of lawsuits, particularly patent-related litigation, is unpredictable and these actions may divert management's attention from the day-to-day operation of our business and consume our resources, which could materially and adversely affect our business, results of operations and cash flows. Due to the competitive nature of our industry, it is unlikely that we could increase our prices to cover such costs. In addition, such claims could result in significant penalties or injunctions that could prevent us from selling some of our products in certain markets or result in settlements or judgments that require payment of significant royalties or damages.
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
For the six months ended December 30, 2017 and for the fiscal years ended July 1, 2017 and July 2, 2016, 19 percent, 14 percent and 15 percent of our revenues, respectively, were derived from sales to customers located in the United States and 81 percent, 86 percent and 85 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

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

Further, as we continue to operate and gain experience with our recently implemented ERP system, we may decide to enhance or modify our current internal control processes. If additional material weaknesses or significant deficiencies in our internal controls are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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
We have historically incurred losses and negative cash flows from operations since our inception. As of December 30, 2017, we had an accumulated deficit of $1,172.8 million. Although we achieved income from continuing operations during the six months ended December 30, 2017 and for the years ended July 1, 2017 and July 2, 2016, we incurred losses from continuing operations for the year ended June 27, 2015 of $48.2 million.
As of December 30, 2017, we held $290.1 million in cash, cash equivalents and short-term investments, comprised of $157.2 million in cash and cash equivalents, and $133.0 million in short-term investments; and we had working capital, including cash, of $428.1 million. At December 30, 2017, we had debt of $3.4 million, consisting of capital leases.
The optical communications industry is subject to significant fluctuations. In order to remain competitive we incur substantial costs associated with research and development, qualification, production capacity and sales and marketing activities in connection with products that may be purchased, if at all, long after we have incurred such costs. In addition, the rapidly changing industry in which we operate, the length of time between developing and introducing a product to market, frequent changing customer specifications for products, customer cancellations of products or orders, intense competition, and general down cycles in the industry, among other things, make our prospects difficult to evaluate. As a result of these factors, it is possible that we may not (i) generate sufficient positive cash flow from operations; (ii) raise funds through the issuance of equity, equity-linked or convertible debt securities; (iii) be able to enter into new loan agreements in the future, draw advances under such agreements or repay any such amounts; (iv) conclude additional strategic dispositions or similar transactions; or (v) otherwise have sufficient capital resources to meet our future capital or liquidity needs. There are no guarantees we will be able to generate additional financial resources beyond our existing balances.
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
When the market price of a stock experiences a sharp decline, as has happened to us in the past, holders of that stock have often brought securities class action litigation against the company that issued the stock. Several securities class action lawsuits have been filed against us and certain of our current and former officers and directors in the past. Other class action lawsuits have been initiated in the past against Opnext, us and certain of our respective current and former officers and directors as purported derivative actions. The securities class action complaints alleged violations of section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated by the Securities and Exchange Commission (the "SEC"). Each purported derivative complaint alleged, among other things, counts for breaches of fiduciary duty, waste, and unjust enrichment. The courts approved the settlement of these lawsuits and the settlements became final in December 2014. For a description of these lawsuits, see Part II, Item 1, Legal Proceedings, "Class Action and Derivative Litigation" in our Quarterly Report on Form 10-Q filed on February 5, 2015. If new litigation of this type were to be initiated in the future, such litigation would likely divert the time and attention of our management and could cause us to incur significant expense in defending against the litigation. We could also be responsible for the advancement or reimbursement of significant legal fees of our current and former officers and directors to whom we may owe indemnity obligations. In addition, if any such suits were resolved in a manner adverse to us, the damages we could be required to pay may be substantial and could have a material and adverse impact on our results of operations and our ability to operate our business.
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
As of December 30, 2017, we had $135.7 million of property and equipment, net on our consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the assets and the implied fair value of the assets in the period in which such determination is made. The testing for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.
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

OCLARO, INC. (Registrant)

February 8, 2018	By:	/s/ GREG DOUGHERTY
Greg Dougherty Chief Executive Officer (Principal Executive Officer)

February 8, 2018	By:	/s/ PETE MANGAN
Pete Mangan Chief Financial Officer (Principal Financial Officer)