Form 10-Q
period 2018-03-31
OCLARO, INC.
filed 2018-05-08
CIK 1110647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

170,213,690 shares of common stock were outstanding as of May 4, 2018

OCLARO, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

OCLARO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2018	July 1, 2017
	(Thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$179,969	$219,270
Restricted cash	—	716
Short-term investments	124,433	37,559
Accounts receivable, net of allowances for doubtful accounts of $1,333 and $1,533 as of March 31, 2018 and July 1, 2017, respectively	111,564	122,287
Inventories	103,927	101,068
Prepaid expenses and other current assets	38,983	40,870
Total current assets	558,876	521,770
Property and equipment, net	137,999	114,333
Other intangible assets, net	241	699
Deferred tax assets	19,325	25,774
Other non-current assets	1,622	2,573
Total assets	$718,063	$665,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,124	$88,316
Accrued expenses and other liabilities	42,159	42,499
Capital lease obligations, current	2,514	2,368
Total current liabilities	117,797	133,183
Deferred gain on sale-leaseback	5,747	5,895
Capital lease obligations, non-current	1,033	1,379
Other non-current liabilities	11,212	11,019
Total liabilities	135,789	151,476
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock: 1,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.01 par value per share; 275,000 shares authorized; 170,211 shares issued and outstanding at March 31, 2018 and 167,639 shares issued and outstanding at July 1, 2017	1,701	1,676
Additional paid-in capital	1,700,120	1,688,777
Accumulated other comprehensive income	42,441	40,973
Accumulated deficit	(1,161,988)	(1,217,753)
Total stockholders’ equity	582,274	513,673
Total liabilities and stockholders’ equity	$718,063	$665,149

The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(Thousands, except per share amounts)
Revenues	$127,293	$162,182	$422,226	$451,588
Cost of revenues	83,729	95,394	264,130	277,680
Gross profit	43,564	66,788	158,096	173,908
Operating expenses:
Research and development	16,412	14,479	48,205	41,344
Selling, general and administrative	16,002	14,736	47,760	42,883
Amortization of other intangible assets	154	150	460	635
Restructuring, acquisition and related (income) expense, net	3,084	(301)	3,084	92
(Gain) loss on sale of property and equipment	(19)	(16)	172	(127)
Total operating expenses	35,633	29,048	99,681	84,827
Operating income	7,931	37,740	58,415	89,081
Other income (expense):
Interest income (expense), net	253	175	810	(13,613)
Gain (loss) on foreign currency transactions, net	2,107	687	4,195	(3,155)
Other income (expense), net	906	233	2,416	583
Total other income (expense)	3,266	1,095	7,421	(16,185)
Income before income taxes	11,197	38,835	65,836	72,896
Income tax provision	390	621	9,803	1,064
Net income	$10,807	$38,214	$56,033	$71,832
Net income per share:
Basic	$0.06	$0.23	$0.33	$0.46
Diluted	$0.06	$0.22	$0.33	$0.44
Shares used in computing net income per share:
Basic	169,602	166,808	168,910	155,037
Diluted	171,261	169,841	171,338	163,237
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(Thousands)
Net income	$10,807	$38,214	$56,033	$71,832
Other comprehensive income:
Unrealized gain (loss) on marketable securities	13	(10)	(27)	(5)
Currency translation adjustments	—	1,775	1,495	(1,470)
Total comprehensive income	$10,820	$39,979	$57,501	$70,357
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	March 31, 2018	April 1, 2017
	(Thousands)
Cash flows from operating activities:
Net income	$56,033	$71,832
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred gain on sale-leaseback	(596)	(553)
Amortization (accretion) of premiums and discounts on short-term investments	(784)	—
Amortization of debt discount and issuance costs in connection with convertible notes payable	—	102
Depreciation and amortization	21,746	15,360
Adjustment in deferred tax assets	6,905	—
Interest make-whole charge and induced conversion expense related to convertible notes	—	8,463
Stock-based compensation expense	11,055	7,922
Write-down of inventories designated to be sold to ZTE	3,083	—
Other non-cash adjustments	172	(128)
Changes in operating assets and liabilities:
Accounts receivable, net	12,864	(32,402)
Inventories	(4,157)	(16,068)
Prepaid expenses and other current assets	2,758	(16,579)
Other non-current assets	(167)	(275)
Accounts payable	(13,081)	22,266
Accrued expenses and other liabilities	(611)	11,746
Net cash provided by operating activities	95,220	71,686
Cash flows from investing activities:
Purchases of property and equipment	(47,272)	(50,022)
Purchases of short-term investments	(197,344)	(40,001)
Maturities of short-term investments	111,283	—
Transfer from restricted cash	716	(1)
Net cash used in investing activities	(132,617)	(90,024)
Cash flows from financing activities:
Proceeds from the exercise of stock options	2,556	4,531
Shares repurchased for tax withholdings on vesting of restricted stock units	(3,013)	(3,675)
Proceeds from the sale of common stock in connection with the public offering, net of expenses	—	135,153
Payments on capital lease obligations	(895)	(1,897)
Net cash provided by (used in) financing activities	(1,352)	134,112
Effect of exchange rate on cash and cash equivalents	(552)	2,360
Net increase (decrease) in cash and cash equivalents	(39,301)	118,134
Cash and cash equivalents at beginning of period	219,270	95,929
Cash and cash equivalents at end of period	$179,969	$214,063

Supplemental disclosures of cash flow information:
Cash paid for interest make-whole and induced conversion charges related to the exercise of convertible notes	$—	$4,700

Supplemental disclosures of non-cash transactions:
Issuance of common stock in exchange for the net carrying value of the liability component of the convertible notes	$—	$62,125
Purchases of property and equipment funded by accounts payable	7,106	11,831
Capital lease obligations incurred for purchases of property and equipment	709	397
The accompanying notes form an integral part of these condensed consolidated financial statements.

OCLARO, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. BASIS OF PREPARATION
Basis of Presentation
Oclaro, Inc., a Delaware corporation, is sometimes referred to in this Quarterly Report on Form 10-Q as “Oclaro,” “we,” “us” or “our.”
The accompanying unaudited condensed consolidated financial statements of Oclaro as of March 31, 2018 and for the three and nine months ended March 31, 2018 and April 1, 2017 have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Article 10 of Securities and Exchange Commission ("SEC") Regulation S-X, and include the accounts of Oclaro and all of our subsidiaries. Accordingly, they do not include all of the information and footnotes required by such accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of our consolidated financial position and results of operations have been included. The condensed consolidated results of operations for the three and nine months ended March 31, 2018 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending June 30, 2018.
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
Merger
On March 11, 2018, Lumentum Holdings Inc., a Delaware corporation (“Lumentum”), Oclaro, Prota Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Lumentum (“Merger Sub”), and Prota Merger, LLC, a Delaware limited liability company and a wholly owned subsidiary of Lumentum (“Merger Sub LLC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).
Pursuant to the terms of the Merger Agreement, the acquisition of Oclaro will be accomplished through a merger of Merger Sub with and into Oclaro (the “First Step Merger”) with Oclaro surviving the First Step Merger. As soon as reasonably practicable following the First Step Merger, Oclaro will merge with and into Merger Sub LLC with Merger Sub LLC continuing as the surviving entity and a wholly owned subsidiary of Lumentum (the “Second Step Merger,” and taken together with the First Step Merger, the “Merger”).
Pursuant to the terms of the Merger Agreement, and subject to the terms and conditions set forth therein, at the effective time of the First Step Merger (the “Effective Time”), each share of the common stock of Oclaro (the “Oclaro Common Stock”) issued and outstanding immediately prior to the Effective Time (other than (x) shares of Oclaro Common Stock owned by Lumentum, Oclaro, or any direct or indirect wholly owned subsidiary of Lumentum or Oclaro or (y) shares of Oclaro Common Stock owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law, in each case immediately prior to the Effective Time, will be cancelled and extinguished and automatically converted into the right to receive the following consideration (collectively, the “Merger Consideration”):
(A)     $5.60 in cash, without interest (the “Cash Consideration”), plus

(B)	0.0636 of a validly issued, fully paid and nonassessable share of the common stock of Lumentum, par value $0.001 per share (“Lumentum Common Stock”) (such ratio, the “Exchange Ratio”).
With regard to the Merger Consideration, if the aggregate number of shares of Lumentum Common Stock to be issued in connection with the Merger (including all Lumentum Common Stock which may be issued in the future pursuant to the conversion of Oclaro Options, Oclaro Restricted Stock Units, or Oclaro Restricted Stock (as defined below) would exceed 19.9 percent of the Lumentum Common Stock issued and outstanding immediately prior to the Effective Time (the “Stock Threshold”), (A) the Exchange Ratio will be reduced to the minimum extent necessary (rounded down to the nearest one thousandth) such that the aggregate number of shares of Lumentum Common Stock to be issued in connection with the Merger (including all shares of Lumentum Common Stock which may be issued after the Effective Time pursuant to company compensatory awards) does not exceed the Stock Threshold and (B) the Cash Consideration for all purposes will be increased on a per share basis by an amount equal to $68.975, multiplied by the difference between the initial Exchange Ratio and the Exchange Ratio.
Each Oclaro restricted stock unit award (an “Oclaro RSU”) that does not become vested at the closing will be converted into a Lumentum restricted stock unit award (a “Lumentum RSU”) with the same terms and conditions, including vesting, that were applicable to such Oclaro RSU, except that the number of Lumentum shares subject to the Lumentum RSU will equal the product of (i) the number of Oclaro shares subject to such Oclaro RSU (with any performance milestones deemed achieved based on the maximum level of achievement) multiplied by (ii) the sum of (A) the Exchange Ratio plus (B) the quotient obtained by dividing the Cash Consideration by Lumentum’s average closing price of the 10 trading days ending on the third trading day prior to the closing (such sum, the “Equity Award Exchange Ratio”), rounded down to the nearest whole share.
Each Oclaro stock option (an “Oclaro Option”), whether vested or unvested, will be converted into a Lumentum stock option (a “Lumentum Option”) with the same terms and conditions, including vesting, that were applicable to such Oclaro Option, except that (i) the number of shares subject to the Lumentum Option will equal the product of (A) the number of Oclaro shares subject to such Oclaro Option multiplied by (B) the Equity Award Exchange Ratio, rounded down to the nearest whole share and (ii) the exercise price of the Lumentum Option will equal (A) the exercise price per share of the Oclaro Option divided by (B) the Equity Award Exchange Ratio, rounded up to the nearest whole cent. Notwithstanding the foregoing, any Oclaro Option that is held by an individual who is not an Oclaro employee as of immediately prior to the closing will be cancelled and converted into the Merger Consideration for each net option share covered by such Oclaro Option, subject to applicable withholding taxes.
In addition, each Oclaro restricted stock award (“Oclaro Restricted Stock Award”) and Oclaro RSU that becomes vested as of immediately prior to the closing (including each Oclaro Restricted Stock Award held by a non-employee director) will be converted into the right to receive the Merger Consideration in respect of each Oclaro share underlying such award, subject to applicable withholding taxes. Each Oclaro stock appreciation right (“Oclaro SAR”) will be cancelled and converted into the right to receive a cash amount equal to the product of (i) the number of Oclaro shares subject to the Oclaro SAR multiplied by (ii) the positive difference of (A) the cash equivalent value of the Merger Consideration less (B) the strike price of the Oclaro SAR, subject to applicable withholding taxes.
If Lumentum determines that the treatment of Oclaro equity awards described above would violate, in respect of the holder thereof, the applicable laws of a non-U.S. jurisdiction, Lumentum may treat such Oclaro equity award in a different manner so long as such treatment is no less favorable to the holder of such Oclaro equity award.
The Boards of Directors of Lumentum and Oclaro have unanimously approved the Merger and the Merger Agreement. The transaction is subject to customary closing conditions, including the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and under applicable anti-trust laws in the People's Republic of China, the effectiveness of a registration statement on Form S-4 registering the shares of Lumentum common stock to be issued in connection with the Merger, and approval by the holders of a majority of the outstanding shares of Oclaro Common Stock. The transaction is not subject to any financing condition. On April 4, 2018, the U.S. Federal Trade Commission granted early termination of the waiting period under the HSR Act.
The Merger Agreement contains customary representations, warranties and covenants of Lumentum, Oclaro, Merger Sub and Merger Sub LLC, including, (i) covenants by Oclaro concerning the conduct of its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the consummation of the Merger, (ii) covenants by Lumentum concerning the conduct of its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the consummation of the Merger, (iii) a covenant by Oclaro that, subject to certain exceptions, the Board of Directors of Oclaro will recommend to its shareholders adoption of the Merger Agreement, and (iv) a covenant that Oclaro will not solicit, initiate, or knowingly encourage, facilitate or induce the making of inquiry, offer or proposal that would reasonably be expected to lead to any Acquisition Proposal (as defined in the Merger Agreement). The Merger Agreement contains certain termination rights for both Lumentum and Oclaro and further provides that upon termination of the Merger Agreement under specified circumstances (including termination by Oclaro to accept a superior proposal), Oclaro may be required to pay Lumentum a termination fee of $63 million. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances relating to failure to obtain regulatory approvals, Lumentum may be required to pay Oclaro a termination fee of $80 million.
During the three and nine months ended March 31, 2018, we recorded acquisition-related costs of $3.1 million in restructuring, acquisition and related (income) expense, net, within our condensed consolidated statements of operations.
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

Fiscal Years
We operate on a 52/53 week year ending on the Saturday closest to June 30. Our fiscal year ending June 30, 2018 will be a 52 week year, with the quarter ended March 31, 2018 being a 13 week quarterly period. Our fiscal year ended July 1, 2017 was a 52 week year, with the quarter ended April 1, 2017 being a 13 week quarterly period.
Reclassifications
For presentation purposes, we have reclassified certain prior period amounts to conform to the current period financial statement presentation, including an adjustment relating to an immaterial error of approximately $8.2 million, increasing cash flows from operations associated with changes in accounts payable and increasing cash flows used in investing activities associated with purchases of property and equipment, in our condensed consolidated statement of cash flows for the nine months ended April 1, 2017. We determined that the adjustments did not have a material impact to our prior period consolidated financial statements.
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
Effective October 1, 2017, monetary assets and liabilities denominated in currencies other than the U.S. dollar functional currency are re-measured each reporting period into U.S. dollars, with the resulting exchange gains and losses reported in gain (loss) on foreign currency transactions, net within our condensed consolidated statement of operations.
U.S. Tax Reform
On December 22, 2017, H.R.1, commonly referred to as the Tax Cuts and Jobs Act ("TCJA"), was signed into law. Among other things, the TCJA permanently lowers the corporate federal income tax rate to 21 percent from the existing maximum rate of 35 percent, effective for tax years including or commencing January 1, 2018. Since we operate on a 52/53 week year ending on the Saturday closest to June 30, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28 percent for our fiscal year ending June 30, 2018, and 21 percent for subsequent fiscal years. As a result of the reduction of the corporate federal income tax rate to 21 percent, U.S. GAAP requires companies to re-value their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. We have concluded this will cause our net deferred taxes to be re-measured at the new lower tax rate. The estimated rate change impact to our net deferred tax assets is a reduction of $31.6 million. We maintain a full valuation allowance on our U.S. net deferred tax assets. Deferred tax asset re-measurement (tax expense) will be offset by a net decrease in valuation allowance, resulting in no impact on our income tax for the period ending March 31, 2018. We have not completed the revaluation calculation and will disclose any adjustments in our fiscal year-end financial statements.
Additionally, TCJA introduces new international tax provisions that will be effective for our fiscal year 2019, including (i) a new provision designed to currently tax the global low-taxed income of our foreign subsidiaries known as GILTI, together with a deduction of up to 50 percent and a partial credit for foreign taxes incurred by the foreign subsidiaries; (ii) limitations on the deductibility of certain base eroding payments to foreign entities; and (iii) limitations on the use of foreign tax credits to reduce U.S. income tax liability. While each of these provisions may have an impact on our tax expense for fiscal year 2019 and future periods, we expect the tax on low-taxed income of foreign subsidiaries to have the most significant impact.
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

NOTE 2. RECENT ACCOUNTING STANDARDS
In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, to incorporate changes due to the TCJA being signed into law on December 22, 2017. This guidance is effective for us upon issuance. See Note 1. Basis of Preparation and Note 10. Income Taxes for the impact of this guidance on our financial statements and footnote disclosures.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the TCJA. The guidance will be effective for us in the first quarter of fiscal 2020, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation, to provide clarity and reduce both (i) diversity in practice and (ii) cost and complexity associated with changes to the terms or conditions of a share-based payment award. The guidance will be effective for us in the first quarter of fiscal 2019, with early adoption permitted. We are currently evaluating the likely impact the implementation of this standard will have on our financial statements and footnote disclosures.
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

NOTE 3. BALANCE SHEET DETAILS
Cash and Cash Equivalents
The following table provides details regarding our cash and cash equivalents at the dates indicated:

	March 31, 2018	July 1, 2017
	(Thousands)
Cash and cash equivalents:
Cash-in-bank	$91,429	$79,259
Money market funds	64,573	99,037
Commercial paper	23,967	22,981
Corporate bonds	—	2,012
U.S. agency securities	—	15,981
	$179,969	$219,270

Short-Term Investments
The following table provides details regarding our short-term investments at the dates indicated:

	March 31, 2018	July 1, 2017
Short-term investments	(Thousands)
Commercial paper	$58,461	$23,459
U.S. Treasury securities	55,833	4,006
Corporate bonds	10,139	10,094
	$124,433	$37,559
Inventories
The following table provides details regarding our inventories at the dates indicated:

	March 31, 2018	July 1, 2017
	(Thousands)
Inventories:
Raw materials	$22,404	$32,421
Work-in-process	58,212	40,171
Finished goods	23,311	28,476
	$103,927	$101,068
Property and Equipment, Net
The following table provides details regarding our property and equipment, net at the dates indicated:

	March 31, 2018	July 1, 2017
	(Thousands)
Property and equipment, net:
Buildings and improvements	$11,601	$10,222
Plant and machinery	135,347	99,779
Fixtures, fittings and equipment	3,499	3,225
Computer equipment	24,472	15,901
	174,919	129,127
Less: Accumulated depreciation	(36,920)	(14,794)
	$137,999	$114,333

Property and equipment includes assets under capital leases of $3.5 million and $3.7 million at March 31, 2018 and July 1, 2017, respectively. Amortization associated with assets under capital leases is recorded in depreciation expense.
During fiscal 2017, we began the implementation of a new enterprise resource planning ("ERP") system. We capitalized certain costs incurred in connection with the development of this internal use software, totaling $14.4 million. During the second quarter of fiscal 2018, we began using the ERP software for its intended use, and began recording depreciation expense.
Other Intangible Assets, Net
The following table summarizes the activity related to our other intangible assets for the nine months ended March 31, 2018:

	Core and Current Technology	Development and Supply Agreements	Customer Relationships	Patent Portfolio	Other Intangibles	Accumulated Amortization	Total
	(Thousands)
Balance at July 1, 2017	$6,249	$4,496	$2,402	$915	$3,338	$(16,701)	$699
Amortization	—	—	—	—	—	(460)	(460)
Other adjustments	—	2	—	—	—	—	2
Balance at March 31, 2018	$6,249	$4,498	$2,402	$915	$3,338	$(17,161)	$241
We expect the amortization of intangible assets to be $0.2 million for the remainder of fiscal 2018 and less than $0.1 million for fiscal 2019, based on the current level of our other intangible assets as of March 31, 2018.
Accrued Expenses and Other Liabilities
The following table presents details regarding our accrued expenses and other liabilities at the dates indicated:

	March 31, 2018	July 1, 2017
	(Thousands)
Accrued expenses and other liabilities:
Trade payables	$2,400	$7,805
Compensation and benefits related accruals	13,156	13,837
Warranty accrual	4,149	4,124
Purchase commitments in excess of future demand, current	7,662	4,009
Other accruals	14,792	12,724
	$42,159	$42,499
Accumulated Other Comprehensive Income
The following table presents the components of accumulated other comprehensive income at the dates indicated:

	March 31, 2018	July 1, 2017
	(Thousands)
Accumulated other comprehensive income:
Currency translation adjustments	$42,626	$41,131
Unrealized loss on marketable securities	(35)	(8)
Japan defined benefit plan	(150)	(150)
	$42,441	$40,973

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are shown in the table below by their corresponding balance sheet caption and consisted of the following types of instruments at March 31, 2018 and July 1, 2017:

	Fair Value Measurement at March 31, 2018 Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$64,573	$—	$—	$64,573
Commercial paper	—	23,967	—	23,967
Short-term investments:
Commercial paper	—	58,461	—	58,461
U.S. Treasury securities	—	55,833	—	55,833
Corporate bonds	—	10,139	—	10,139
Total assets measured at fair value	$64,573	$148,400	$—	$212,973

(1)	Excludes $91.4 million in cash held in our bank accounts at March 31, 2018.

	Fair Value Measurement at July 1, 2017 Using
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
	(Thousands)
Assets:
Cash and cash equivalents: (1)
Money market funds	$99,037	$—	$—	$99,037
Commercial paper	—	22,981	—	22,981
U.S. agency securities	—	15,981	—	15,981
Corporate bonds	—	2,012	—	2,012
Restricted cash:
Money market funds	712	—	—	712
Short-term investments:
Commercial paper	—	23,459	—	23,459
Corporate bonds	—	10,094	—	10,094
U.S. Treasury securities	—	4,006	—	4,006
Total assets measured at fair value	$99,749	$78,533	$—	$178,282

(1)	Excludes $79.3 million in cash held in our bank accounts at July 1, 2017.

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
Japan Defined Contribution Plan
Under the defined contribution plan in Japan, contributions are provided based on grade level and totaled $0.1 million and $0.4 million for the three and nine months ended March 31, 2018, respectively and $0.1 million and $0.4 million for the three and nine months ended April 1, 2017, respectively. Employees can elect to receive the benefit as additional salary or contribute the benefit to the plan on a tax-deferred basis.

Japan Defined Benefit Plan
Under the defined benefit plan in Japan (the “Japan Plan”), we calculate benefits based on an employee’s individual grade level and years of service. Employees are entitled to a lump sum benefit upon retirement or upon certain instances of termination.
As of March 31, 2018, there were no plan assets associated with the Japan Plan. As of March 31, 2018, there was $0.2 million in accrued expenses and other liabilities and $7.1 million in other non-current liabilities in our condensed consolidated balance sheet to account for the projected benefit obligations under the Japan Plan. Net periodic pension costs for the Japan Plan included the following:

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(Thousands)
Service cost	$163	$172	$477	$480
Interest cost	5	1	15	3
Net periodic pension costs	$168	$173	$492	$483
We made $0.1 million in benefit payments under the Japan Plan during the three and nine months ended March 31, 2018. We made minimal benefit payments during the three months ended April 1, 2017 and $0.2 million in benefit payments during the nine months ended April 1, 2017, respectively.
U.K. Defined Contribution Pension Scheme
Under the defined contribution pension scheme, employer contributions totaled $0.3 million and $1.1 million for the three and nine months ended March 31, 2018, respectively, and $0.3 million and $0.8 million for the three and nine months ended April 1, 2017, respectively.

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

The following table summarizes movements in the warranty accrual for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(Thousands)
Warranty provision—beginning of period	$4,206	$4,560	$4,124	$3,827
Warranties issued	135	991	435	2,533
Warranties utilized or expired	(243)	(901)	(516)	(1,505)
Currency translation and other adjustments	51	9	106	(196)
Warranty provision—end of period	$4,149	$4,659	$4,149	$4,659
Capital Leases
In October 2015, we entered into a capital lease agreement for certain capital equipment. The lease term is for 5 years, after which time the ownership of the equipment will transfer from the lessor to us. During the lease term, we will make twenty equal installments of principal and interest, payable quarterly. Interest on the capital lease will accrue at 1.15 percent per annum.
The following table shows the future minimum lease payments due under non-cancelable capital leases at March 31, 2018:

Capital Leases
(Thousands)
Fiscal Year Ending:
2018 (remaining)	$942
2019	1,784
2020	638
2021	276
Total minimum lease payments	3,640
Less amount representing interest	(93)
Present value of capitalized payments	3,547
Less: current portion	(2,514)
Long-term portion	$1,033
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
We record a liability for firm, non-cancelable and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of March 31, 2018 and July 1, 2017, the liability for these purchase commitments was $7.7 million and $4.0 million, respectively, and was included in accrued expenses and other liabilities in our condensed consolidated balance sheets.
Malaysian Goods and Services Tax (“GST”)
In February 2016, the Malaysian tax authorities preliminarily denied our Malaysia GST refund claims representing approximately $2.5 million. These claims were made in connection with the export of finished goods from our contract manufacturing partner’s Malaysian facilities. We are currently appealing the denial of these claims, and believe that additional options may be available to us if we do not obtain a favorable resolution. Although we have taken action to minimize the impact of the GST with respect to our ongoing operations, we believe it is reasonably possible that, ultimately, we may not be able to recover some of these GST amounts. Of the $2.5 million in GST claims, we recorded $0.7 million in prepaid expenses and other current assets in our condensed consolidated balance sheet at March 31, 2018, net of reserves and certain offsetting payments from our contract manufacturing partner.

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
Oyster Optics Litigation
On November 23, 2016, Oyster Optics LLC (“Oyster”) filed a civil suit against Cisco Systems, Inc. (“Cisco”) and British Telecommunications PLC (“BT”), in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01301. In the complaint, Oyster alleges that Cisco and BT infringed seven patents owned by Oyster, which patents allegedly relate to certain Cisco optical platform products, some of which may incorporate Oclaro components. Oyster subsequently dismissed its claim against BT without prejudice. In January 2017, Cisco requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Cisco. In April 2017, Oyster served infringement contentions on Cisco. Those infringement contentions identified certain Cisco products that do implicate Oclaro components that were the subject of those commercial agreements. Accordingly, in May 2017, Oclaro and Cisco preliminarily agreed to an allocation of the responsibilities for the costs of defense associated with Oyster’s claims. However, due to the uncertainty regarding the infringement allegations that Oyster may present at trial and the resultant uncertainty regarding the number of Oclaro components that may be implicated by such infringement allegations, Oclaro and Cisco agreed to defer until the conclusion of the litigation the final determination of whether and to what extent Oclaro will indemnify Cisco for any amounts Cisco may be required to pay Oyster and Cisco’s related defense costs. On May 18, 2017, Oyster’s case against Cisco was consolidated with cases that Oyster brought against other parties. On June 1, 2017, Cisco filed a motion to transfer Oyster’s case against it to the Northern District of California, which was denied on December 8, 2017. A claim construction hearing was held on November 20, 2017, and the court issued its Claim Construction Order on December 5, 2017. Fact discovery in the consolidated cases was scheduled to close on December 22, 2017. Allegedly based on that discovery, Oyster sought to amend its infringement contentions to accuse additional Cisco products. No such amendments have been agreed to by Cisco or ordered by the Court. In its expert report regarding infringement, Oyster alleges Cisco infringes only two of the seven previously asserted patents. Oyster also included, to some extent, some of its proposed amended contentions in its expert reports. At the close of fact discovery, Oyster moved to compel Cisco to produce financial information relating to these additional Cisco products. Cisco filed a Motion to Strike Expert Opinions of Oyster’s infringement expert regarding products not identified or charted in infringement contentions in which Cisco sought to strike the infringement opinions pertaining to the disputed products. On March 12, 2018, the Court denied Oyster’s motion to compel and Oyster did not oppose Cisco’s motion to strike. Expert discovery has completed and Oyster subsequently dropped its assertion of one of the two remaining patents. The parties have filed dispositive motions and motions challenging the other party's expert qualifications which currently remain undecided. Trial proceedings are set to begin June 4, 2018 in the consolidated cases. Cisco and Oclaro filed Petitions for inter partes review of the patents that Oyster is asserting against Cisco with the U.S. Patent Office on June 20, July 27, and September 27, 2017. Oyster has filed its Preliminary Patent Owner's Response to each of the petitions. On January 23, 2018 and January 26, 2018, the Patent Office issued its Institution Decisions for two of the patents, instituting inter partes review on some of the challenged claims for each and denying institution for others. On May 3 and 4, 2018, the Patent Office modified those Institution Decisions to institute on all of the challenged claims and all of the grounds presented in the Petitions. On February 21, 2018, the Patent Office denied institution of inter partes review for one patent on all challenged grounds. On February 27 and March 5, 2018, the Patent Office issued its Institution Decisions for petitions on two of the patents, instituting inter partes review on some of the challenged claims for each, and denying institution for others. On May 7, 2018, the Patent Office modified its Institution Decision for a petition challenging claims in one of those two patents to institute on all of the challenged claims and all of the grounds presented in the Petition; the Patent Office also supplemented another of its Institution Decisions for a petition challenging claims in the other of those two patents to institute on all grounds raised in the petition. On March 28, the Patent Office issued its Institution Decisions for petitions on the remaining patent, instituting inter partes review on some grounds for all challenged claims, and on April 27, 2018, instituting on a challenged claim for the remaining ground.
On November 24, 2016, Oyster also filed a civil suit against Coriant America Inc. (“Coriant”) in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-cv-01302. In the complaint against Coriant, Oyster alleges that Coriant has infringed the same seven patents that were asserted against Cisco. On May 18, 2017, Oyster’s case against Coriant was consolidated with cases that Oyster brought against other parties, including Cisco. As a result, the November 20, 2017 consolidated claim construction hearing and order, December 22, 2017 close of fact discovery, February 26, 2018 deadline for dispositive motions, and the June 4, 2018 date for the commencement of trial described above also apply to the litigation against Coriant. On December 21, 2017, Coriant requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Coriant. Oclaro has refused this request for reasons including that Oyster’s claims against Coriant do not clearly implicate Oclaro products and that Coriant’s request was not timely made. Coriant has stated their disagreement with this position. As a result, Oclaro remains in discussions with Coriant regarding Coriant’s request for defense and indemnification. Oyster and Coriant informed the Court on April 12, 2018, that “all matters in controversy between the parties have been settled, in principle.”
Oyster also filed a civil suit on November 24, 2016 against Ciena Corporation (“Ciena”) in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01300. In the complaint against Ciena, Oyster alleges that Ciena has infringed the same seven patents that were asserted against Cisco. On June 15, 2017, Ciena filed a motion to transfer Oyster’s case against it to the Northern District of California. On September 22, 2017, the Court granted Ciena’s motion. On January 4, 2018, Ciena filed a motion to stay pending inter partes review of the Oyster patents. The Court granted Ciena’s motion to stay on January 29, 2018. The case is currently stayed and the parties have been ordered to file a joint status report on June 1, 2018 reporting on the status of the inter partes review proceedings. On October 16, 2017, Ciena requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Ciena. Oclaro refused this request for reasons including that Oyster's claims against Ciena do not clearly implicate Oclaro products and that Ciena's request was not timely made. Ciena has stated its disagreement with this position. As a result, discussions with Ciena regarding Ciena’s request for defense and indemnification have not completed.

NOTE 8. EMPLOYEE STOCK PLANS

Stock Incentive Plans
On November 17, 2017, our stockholders approved an amendment to the Fifth Amended and Restated 2001 Long-Term Stock Incentive Plan (the "Plan"), adding 8.0 million shares of common stock to the share reserve under the Plan. As of March 31, 2018, there were approximately 16.7 million shares of our common stock available for grant under the Plan.
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
Performance-Based Restricted Stock Units ("PSUs")
In August 2017, our board of directors approved a grant of 1.1 million PSUs to certain executive officers with an aggregate estimated grant date fair value of $9.5 million. These PSUs have service- and performance-based vesting conditions. One-third of the PSUs will vest subject to the achievement of $700.0 million of revenue over any four consecutive quarters through the end of fiscal 2020, subject to service conditions; one-third of the PSUs will vest upon the achievement of $100.0 million of free cash flow (defined as adjusted EBITDA less capital expenditures) over any four consecutive quarters through the end of fiscal 2020, subject to service conditions; and one-third of the PSUs will vest upon the achievement of $800.0 million of revenue in any one fiscal year from 2018 through 2020 and upon achievement of $100.0 million of free cash flow over any four consecutive quarters through the end of fiscal 2020, subject to service conditions. Upon reaching each performance condition, the service-based vesting condition is satisfied for that tranche as to 1/3 of the PSUs on the first anniversary of the vesting commencement date, and with respect to 1/12 of the underlying shares each subsequent quarter, such that all PSUs for that tranche are fully vested on the third anniversary of the vesting commencement date. As of March 31, 2018, we determined that the achievement of the performance conditions associated with these PSUs was improbable.
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
Stock Incentive Plan Activity
The following table summarizes the combined activity under all of our equity incentive plans for the nine months ended March 31, 2018:

	Shares Available For Grant	Stock Options / SARs Outstanding	Weighted- Average Exercise Price	Time and Performance-based Restricted Stock Awards / Units Outstanding	Weighted- Average Grant Date Fair Value
	(Thousands)	(Thousands)		(Thousands)
Balance at July 1, 2017	13,581	1,858	$7.84	5,687	$5.43
Increase in share reserve	8,000	—	—	—	—
Granted	(5,677)	—	—	4,055	8.20
Exercised or released	26	(518)	4.93	(2,432)	5.02
Forfeited or expired	792	(179)	16.47	(440)	6.67
Balance at March 31, 2018	16,722	1,161	$7.80	6,870	$7.13

Supplemental disclosure information about our stock options and stock appreciation rights ("SARs") outstanding as of March 31, 2018 is as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value
	(Thousands)		(Years)	(Thousands)
Options and SARs exercisable	1,138	$7.92	2.2	$3,546
Options and SARs outstanding	1,161	$7.80	2.3	$3,727
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the closing price of our common stock of $9.56 on March 29, 2018, which would have been received by the option holders had all option holders exercised their options as of that date. There were approximately 0.6 million shares of common stock subject to in-the-money options which were exercisable as of March 31, 2018. We settle employee stock option exercises with newly issued shares of common stock.

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

The amounts included in cost of revenues and operating expenses for stock-based compensation were as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(Thousands)
Stock-based compensation by category of expense:
Cost of revenues	$763	$630	$1,956	$1,381
Research and development	857	590	2,582	1,573
Selling, general and administrative	2,297	1,670	6,517	4,968
	$3,917	$2,890	$11,055	$7,922
Stock-based compensation by type of award:
Stock options	$17	$32	$79	$102
Restricted stock awards	3,947	2,747	11,377	7,950
Inventory adjustment to cost of revenues	(47)	111	(401)	(130)
	$3,917	$2,890	$11,055	$7,922
Included in stock-based compensation for the three and nine months ended March 31, 2018 is approximately $0.5 million and $1.8 million, respectively, in stock-based compensation cost related to the issuance of PSUs granted in August 2015 and August 2016. Included in stock-based compensation for the three and nine months ended April 1, 2017 is approximately $0.7 million and $1.9 million, respectively, in stock-based compensation cost related to the issuance of PSUs granted in August 2015 and August 2016. We recorded no stock-based compensation expense related to the issuance of PSUs granted in August 2017 as we determined that the achievement of the performance conditions associated with these PSUs was not probable as of March 31, 2018. The amount of stock-based compensation expense recognized in any one period related to PSUs can vary based on the achievement or anticipated achievement of the performance conditions. If the performance conditions are not met or not expected to be met, no compensation cost would be recognized on the shares underlying the PSUs, and any previously recognized compensation expense related to those PSUs would be reversed.
During the three months ended March 31, 2018, we capitalized minimal stock-based compensation into inventory. During the nine months ended March 31, 2018, we capitalized $0.4 million of stock-based compensation into inventory. During the three months ended April 1, 2017, we released $0.1 million of stock-based compensation that was previously capitalized into inventory. During the nine months ended April 1, 2017, we capitalized $0.1 million of stock-based compensation into inventory. As of March 31, 2018 and July 1, 2017, we had capitalized a total of $1.0 million and $0.6 million of stock-based compensation, respectively, into inventory.
As of March 31, 2018, we had less than $0.1 million in unrecognized stock-based compensation expense related to unvested stock options, that will be recognized over a weighted-average period of 0.5 years, and $32.6 million in unrecognized stock-based compensation expense related to unvested time-based restricted stock awards, net of estimated forfeitures, that will be recognized over a weighted-average period of 2.3 years.

NOTE 10. INCOME TAXES
The income tax provision of $0.4 million and $9.8 million for the three and nine months ended March 31, 2018, respectively, relates primarily to our foreign operations. The income tax provision was $0.6 million and $1.1 million for the three and nine months ended April 1, 2017, respectively.
The total amount of our unrecognized tax benefits as of March 31, 2018 and July 1, 2017, were approximately $2.9 million and $3.5 million, respectively. As of March 31, 2018, we had $2.3 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $0.6 million in the next twelve months.
On December 22, 2017, the TCJA was signed into law. Among other things, the TCJA permanently lowers the corporate federal income tax rate to 21 percent from the existing maximum rate of 35 percent, effective for tax years including or commencing January 1, 2018. Since we operate on a 52/53 week year ending on the Saturday closest to June 30, the lower corporate income tax rate will be phased in, resulting in a U.S. statutory federal rate of approximately 28 percent for our fiscal year ending June 30, 2018, and 21 percent for subsequent fiscal years. As a result of the reduction of the corporate federal income tax rate to 21 percent, U.S. GAAP requires companies to re-value their deferred tax assets and deferred tax liabilities as of the date of enactment, with the resulting tax effects accounted for in the reporting period of enactment. We have concluded this will cause our net deferred taxes to be re-measured at the new lower tax rate. The estimated rate change impact to our net deferred tax assets is a reduction of $31.6 million. We maintain a full valuation allowance on our U.S. net deferred tax assets. Deferred tax asset re-measurement (tax expense) will be offset by a net decrease in valuation allowance, resulting in no impact on our income tax for the period ending March 31, 2018. We have not completed the revaluation calculation and will disclose any adjustments in our fiscal year-end financial statements.
Additionally, the TCJA introduces new international tax provisions that will be effective for our fiscal year 2019, including (i) a new provision designed to currently tax the global low-taxed income of our foreign subsidiaries known as GILTI, together with a deduction of up to 50 percent and a partial credit for foreign taxes incurred by the foreign subsidiaries; (ii) limitations on the deductibility of certain base eroding payments to foreign entities; and (iii) limitations on the use of foreign tax credits to reduce U.S. income tax liability. While each of these provisions may have an impact on our tax expense for fiscal year 2019 and future periods, we expect the tax on low-taxed income of foreign subsidiaries to have the most significant impact.
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
The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(Thousands, except per share amounts)
Net income	$10,807	$38,214	$56,033	$71,832

Weighted-average shares - Basic	169,602	166,808	168,910	155,037
Effect of dilutive potential common shares from:
Stock options and stock appreciation rights	336	651	409	712
Restricted stock units and awards	1,323	2,382	2,019	2,484
Convertible notes	—	—	—	5,004
Weighted-average shares - Diluted	171,261	169,841	171,338	163,237

Basic net income per share	$0.06	$0.23	$0.33	$0.46
Diluted net income per share	$0.06	$0.22	$0.33	$0.44
For the three and nine months ended March 31, 2018, we excluded 0.9 million and 0.7 million shares, respectively, underlying outstanding stock options, stock appreciation rights and unvested restricted stock awards from the calculation of diluted net income per share because their effect would have been anti-dilutive.
For the three and nine months ended April 1, 2017, we excluded 0.6 million and 0.8 million shares, respectively, underlying outstanding stock options, stock appreciation rights and unvested restricted stock awards from the calculation of diluted net income per share because their effect would have been anti-dilutive.

NOTE 12. GEOGRAPHIC INFORMATION, PRODUCT GROUPS AND CUSTOMER CONCENTRATION INFORMATION
Geographic Information
The following table shows revenues by geographic area based on the delivery locations of our products:

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(Thousands)
Asia-Pacific:
China	$40,281	$57,882	$133,146	$180,551
Thailand	15,559	24,722	45,572	78,852
Malaysia	692	4,000	4,112	15,703
Other Asia-Pacific	5,353	6,329	14,789	12,693
Total Asia-Pacific	$61,885	$92,933	$197,619	$287,799

Americas:
United States	9,604	22,832	66,807	54,574
Mexico	22,399	8,930	73,530	26,290
Other Americas	1,934	14,115	10,403	22,327
Total Americas	$33,937	$45,877	$150,740	$103,191

EMEA:
Italy	12,466	7,577	31,703	23,601
Germany	7,790	5,116	15,181	11,493
Other EMEA	9,464	6,836	21,592	18,182
Total EMEA	$29,720	$19,529	$68,476	$53,276

Japan	$1,751	$3,843	5,391	7,322

Total revenues	$127,293	$162,182	$422,226	$451,588
Product Groups
The following table sets forth revenues by product group:

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
	(Thousands)
100 Gb/s + transmission modules	$95,663	$125,818	$326,675	$337,424
40 Gb/s and lower transmission modules	31,630	36,364	95,551	114,164
	$127,293	$162,182	$422,226	$451,588

Significant Customers and Concentration of Credit Risk
For the three months ended March 31, 2018, five customers accounted for 10 percent or more of our revenues, representing approximately 18 percent, 15 percent, 13 percent, 10 percent and 10 percent of our revenues, respectively. For the nine months ended March 31, 2018, five customers accounted for 10 percent or more of our revenues, representing approximately 16 percent, 13 percent, 12 percent, 12 percent and 11 percent of our revenues, respectively.
For the three months ended April 1, 2017, four customers accounted for 10 percent or more of our revenues, representing approximately 18 percent, 17 percent, 12 percent and 12 percent of our revenues, respectively. For the nine months ended April 1, 2017, four customers accounted for 10 percent of more of our revenues, representing 19 percent, 18 percent, 16 percent and 11 percent of our revenues, respectively.
As of March 31, 2018, four customers accounted for 10 percent or more of our accounts receivable, representing approximately 19 percent, 12 percent, 12 percent and 10 percent of our accounts receivable, respectively. As of July 1, 2017, one customer accounted for 10 percent or more of our accounts receivable, representing approximately 20 percent.

NOTE 13. SUBSEQUENT EVENT
On April 16, 2018, the U.S. Department of Commerce ("DOC") changed and reactivated its previously suspended denial order and suspended the export privileges of Zhongxing Telecommunications Equipment Corporation ("ZTE Corporation") and its subsidiary, ZTE Kangxun Telecommunications Ltd. ("ZTE Kangxun") (collectively, "ZTE") after determining that ZTE made false statements to the DOC related to senior employee disciplinary actions ("Denial Order"). ZTE is one of our significant customers. Under the Denial Order, ZTE is prohibited from participating in any way in any transaction subject to the U.S. Export Administration Regulations ("EAR"), until March 13, 2025. The Denial Order also restricts U.S. companies from exporting or re-exporting to or on behalf of ZTE any item subject to the EAR or engaging in any transaction to service any item subject to the EAR that has been or will be exported from the U.S. and which is owned, possessed or controlled by ZTE. Following the re-imposition of export sanctions on ZTE, we have ceased shipment of products to ZTE.
As of March 31, 2018, we have an accounts receivable balance of $13.4 million with ZTE, and our balance as of May 8, 2018 is $8.8 million, which we believe to be collectible. During the three and nine months ended March 31, 2018, we recorded a $3.1 million charge related to the write-down of on-hand inventory that was designated for future products to be sold to ZTE, which we may no longer be able to use or re-allocate to other customers.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, about our future expectations, plans or prospects and our business. You can identify these statements by the fact that they do not relate strictly to historical or current events, and contain words such as “anticipate,” “estimate,” “expect,” “forecast,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “outlook,” “could,” “target,” “model,” "objective," and other words of similar meaning in connection with discussion of future operating or financial performance. We have based our forward looking statements on our management’s beliefs and assumptions based on information available to our management at the time the statements are made. There are a number of important factors that could cause our actual results or events to differ materially from those indicated by such forward-looking statements, including (i) our dependence on a limited number of customers for a significant percentage of our revenues, (ii) the impact on our business, financial condition and results of operations of the U.S. Department of Commerce changing and reactivating its previous denial order relating to ZTE, (iii) the risk that our pending merger with Lumentum Holdings Inc. does not close, due to the failure of one or more conditions to closing, (iv) uncertainty as to the market value of the Lumentum merger consideration to be paid in the merger, (v) the risk that required governmental or Oclaro stockholder approvals of the merger (including China antitrust approval) will not be obtained or that such approvals will be delayed beyond current expectations, (vi) the risk of litigation in respect of either Oclaro or Lumentum or the merger, (vii) disruption from the merger making it more difficult to maintain our customer, supplier, key personnel and other strategic relationships, (viii) competition and pricing pressure, (ix) the absence of long-term purchase commitments from many of our long-term customers, (x) our ability to effectively manage our inventory, (xi) our ability to meet or exceed our gross margin expectations, (xii) our ability to timely develop, commercialize and ramp the production of new products to customer required volumes, (xiii) the effects of fluctuations in foreign currency exchange rates, (xiv) our ability to respond to evolving technologies, customer requirements and demands, and product design challenges, (xv) potential operating or reporting disruptions that could result from the implementation of our new enterprise resource planning system, (xvi) our manufacturing yields, (xvii) our ability to conclude agreements with our customers on favorable terms, (xviii) the risks associated with delays, disruptions or quality control problems in manufacturing, (xix) fluctuations in our revenues, growth rates and operating results, (xx) changes in our effective tax rates or outcomes of tax audits or similar proceedings, (xxi) our ability to obtain governmental licenses and approvals for international trading activities or technology transfers, including export licenses, (xxii) our dependence on a limited number of suppliers and key contract manufacturers, (xxiii) the impact of financial market and general economic conditions in the industries in which we operate and any resulting reduction in demand for our products, (xxiv) our ability to protect our intellectual property rights, (xxv) the risks associated with our international operations, and (xxvi) other factors described under the caption "Risk Factors" and elsewhere in the documents we periodically file with the SEC. We cannot guarantee any future results, levels of activity, performance or achievements. You should not place undue reliance on forward-looking statements. Moreover, we assume no obligation to update forward-looking statements or update the reasons actual results could differ materially from those anticipated in forward-looking statements, except as required by law. Several of the important factors that may cause our actual results to differ materially from the expectations we describe in forward-looking statements are identified in the sections captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Risk Factors" in this Quarterly Report on Form 10-Q.
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

RECENT DEVELOPMENTS
Merger
On March 11, 2018, Lumentum Holdings Inc., a Delaware corporation (“Lumentum”), Oclaro, Prota Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Lumentum (“Merger Sub”), and Prota Merger, LLC, a Delaware limited liability company and a wholly owned subsidiary of Lumentum (“Merger Sub LLC”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).
Pursuant to the terms of the Merger Agreement, the acquisition of Oclaro will be accomplished through a merger of Merger Sub with and into Oclaro (the “First Step Merger”) with Oclaro surviving the First Step Merger. As soon as reasonably practicable following the First Step Merger, Oclaro will merge with and into Merger Sub LLC with Merger Sub LLC continuing as the surviving entity and a wholly owned subsidiary of Lumentum (the “Second Step Merger,” and taken together with the First Step Merger, the “Merger”).
Pursuant to the terms of the Merger Agreement, and subject to the terms and conditions set forth therein, at the effective time of the First Step Merger (the “Effective Time”), each share of the common stock of Oclaro (the “Oclaro Common Stock”) issued and outstanding immediately prior to the Effective Time (other than (x) shares of Oclaro Common Stock owned by Lumentum, Oclaro, or any direct or indirect wholly owned subsidiary of Lumentum or Oclaro or (y) shares of Oclaro Common Stock owned by stockholders who have properly exercised and perfected appraisal rights under Delaware law, in each case immediately prior to the Effective Time, will be cancelled and extinguished and automatically converted into the right to receive the following consideration (collectively, the “Merger Consideration”):
(A)     $5.60 in cash, without interest (the “Cash Consideration”), plus

(B)	0.0636 of a validly issued, fully paid and nonassessable share of the common stock of Lumentum, par value $0.001 per share (“Lumentum Common Stock”) (such ratio, the “Exchange Ratio”).
With regard to the Merger Consideration, if the aggregate number of shares of Lumentum Common Stock to be issued in connection with the Merger (including all Lumentum Common Stock which may be issued in the future pursuant to the conversion of Oclaro Options, Oclaro Restricted Stock Units, or Oclaro Restricted Stock (as defined below)) would exceed 19.9 percent of the Lumentum Common Stock issued and outstanding immediately prior to the Effective Time (the “Stock Threshold”), (A) the Exchange Ratio will be reduced to the minimum extent necessary (rounded down to the nearest one thousandth) such that the aggregate number of shares of Lumentum Common Stock to be issued in connection with the Merger (including all shares of Lumentum Common Stock which may be issued after the Effective Time pursuant to company compensatory awards) does not exceed the Stock

Threshold and (B) the Cash Consideration for all purposes will be increased on a per share basis by an amount equal to $68.975, multiplied by the difference between the initial Exchange Ratio and the Exchange Ratio.
Each Oclaro restricted stock unit award (an “Oclaro RSU”) that does not become vested at the closing will be converted into a Lumentum restricted stock unit award (a “Lumentum RSU”) with the same terms and conditions, including vesting, that were applicable to such Oclaro RSU, except that the number of Lumentum shares subject to the Lumentum RSU will equal the product of (i) the number of Oclaro shares subject to such Oclaro RSU (with any performance milestones deemed achieved based on the maximum level of achievement) multiplied by (ii) the sum of (A) the Exchange Ratio plus (B) the quotient obtained by dividing the Cash Consideration by Lumentum’s average closing price of the 10 trading days ending on the third trading day prior to the closing (such sum, the “Equity Award Exchange Ratio”), rounded down to the nearest whole share.
Each Oclaro stock option (an “Oclaro Option”), whether vested or unvested, will be converted into a Lumentum stock option (a “Lumentum Option”) with the same terms and conditions, including vesting, that were applicable to such Oclaro Option, except that (i) the number of shares subject to the Lumentum Option will equal the product of (A) the number of Oclaro shares subject to such Oclaro Option multiplied by (B) the Equity Award Exchange Ratio, rounded down to the nearest whole share and (ii) the exercise price of the Lumentum Option will equal (A) the exercise price per share of the Oclaro Option divided by (B) the Equity Award Exchange Ratio, rounded up to the nearest whole cent. Notwithstanding the foregoing, any Oclaro Option that is held by an individual who is not an Oclaro employee as of immediately prior to the closing will be cancelled and converted into the Merger Consideration for each net option share covered by such Oclaro Option, subject to applicable withholding taxes.
In addition, each Oclaro restricted stock award (“Oclaro Restricted Stock Award”) and Oclaro RSU that becomes vested as of immediately prior to the closing (including each Oclaro Restricted Stock Award held by a non-employee director) will be converted into the right to receive the Merger Consideration in respect of each Oclaro share underlying such award, subject to applicable withholding taxes. Each Oclaro stock appreciation right (“Oclaro SAR”) will be cancelled and converted into the right to receive a cash amount equal to the product of (i) the number of Oclaro shares subject to the Oclaro SAR multiplied by (ii) the positive difference of (A) the cash equivalent value of the Merger Consideration less (B) the strike price of the Oclaro SAR, subject to applicable withholding taxes.
If Lumentum determines that the treatment of Oclaro equity awards described above would violate, in respect of the holder thereof, the applicable laws of a non-U.S. jurisdiction, Lumentum may treat such Oclaro equity award in a different manner so long as such treatment is no less favorable to the holder of such Oclaro equity award.
The Boards of Directors of Lumentum and Oclaro have unanimously approved the Merger and the Merger Agreement. The transaction is subject to customary closing conditions, including the absence of certain legal impediments, the expiration or termination of the required waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") and under applicable anti-trust laws in the People's Republic of China, the effectiveness of a registration statement on Form S-4 registering the shares of Lumentum common stock to be issued in connection with the Merger, and approval by the holders of a majority of the outstanding shares of Oclaro Common Stock. The transaction is not subject to any financing condition. On April 4, 2018, the U.S. Federal Trade Commission granted early termination of the waiting period under the HSR Act.
The Merger Agreement contains customary representations, warranties and covenants of Lumentum, Oclaro, Merger Sub and Merger Sub LLC, including, (i) covenants by Oclaro concerning the conduct of its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the consummation of the Merger, (ii) covenants by Lumentum concerning the conduct of its business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and the consummation of the Merger, (iii) a covenant by Oclaro that, subject to certain exceptions, the Board of Directors of Oclaro will recommend to its shareholders adoption of the Merger Agreement, and (iv) a covenant that Oclaro will not solicit, initiate, or knowingly encourage, facilitate or induce the making of inquiry, offer or proposal that would reasonably be expected to lead to any Acquisition Proposal (as defined in the Merger Agreement). The Merger Agreement contains certain termination rights for both Lumentum and Oclaro and further provides that upon termination of the Merger Agreement under specified circumstances (including termination by Oclaro to accept a superior proposal), Oclaro may be required to pay Lumentum a termination fee of $63 million. The Merger Agreement further provides that upon termination of the Merger Agreement under specified circumstances relating to failure to obtain regulatory approvals, Lumentum may be required to pay Oclaro a termination fee of $80 million.
Denial of Export Privileges of ZTE
On April 16, 2018, the U.S. Department of Commerce ("DOC") changed and reactivated its previously suspended denial order and suspended the export privileges of Zhongxing Telecommunications Equipment Corporation ("ZTE Corporation") and its subsidiary, ZTE Kangxun Telecommunications Ltd. ("ZTE Kangxun") (collectively, "ZTE") after determining that ZTE made false statements to the DOC related to senior employee disciplinary actions ("Denial Order"). ZTE is one of our significant customers. Under the Denial Order, ZTE is prohibited from participating in any way in any transaction subject to the U.S. Export Administration Regulations ("EAR"), until March 13, 2025. The Denial Order also restricts U.S. companies from exporting or re-exporting to or on behalf of ZTE any item subject to the EAR or engaging in any transaction to service any item subject to the

EAR that has been or will be exported from the U.S. and which is owned, possessed or controlled by ZTE. Following the re-imposition of export sanctions on ZTE, we have ceased shipment of products to ZTE.
As of March 31, 2018, we have an accounts receivable balance of $13.4 million with ZTE, and our balance as of May 8, 2018 is $8.8 million, which we believe to be collectible. During the three and nine months ended March 31, 2018, we recorded a $3.1 million charge related the write-down of on-hand inventory that was designated for future products to be sold to ZTE, that we may no longer be able to use or re-allocate to other customers.

RESULTS OF OPERATIONS

The following table sets forth our condensed consolidated results of operations for the periods indicated, along with amounts expressed as a percentage of revenues, and comparative information regarding the absolute and percentage changes in these amounts:

	Three Months Ended					Increase
	March 31, 2018		April 1, 2017		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$127,293	100.0	$162,182	100.0	$(34,889)	(21.5)
Cost of revenues	83,729	65.8	95,394	58.8	(11,665)	(12.2)
Gross profit	43,564	34.2	66,788	41.2	(23,224)	(34.8)
Operating expenses:
Research and development	16,412	12.9	14,479	8.9	1,933	13.4
Selling, general and administrative	16,002	12.6	14,736	9.1	1,266	8.6
Amortization of other intangible assets	154	0.1	150	0.1	4	2.7
Restructuring, acquisition and related (income) expense, net	3,084	2.4	(301)	(0.2)	3,385	n/m	(1)
Gain on sale of property and equipment	(19)	—	(16)	—	(3)	18.8
Total operating expenses	35,633	28.0	29,048	17.9	6,585	22.7
Operating income	7,931	6.2	37,740	23.3	(29,809)	(79.0)
Other income (expense):
Interest income (expense), net	253	0.2	175	0.1	78	44.6
Gain (loss) on foreign currency transactions, net	2,107	1.7	687	0.4	1,420	206.7
Other income (expense), net	906	0.7	233	0.1	673	288.8
Total other income (expense)	3,266	2.6	1,095	0.7	2,171	198.3
Income before income taxes	11,197	8.8	38,835	23.9	(27,638)	(71.2)
Income tax provision	390	0.3	621	0.4	(231)	(37.2)
Net income	$10,807	8.5	$38,214	23.6	$(27,407)	(71.7)

(1)	Not meaningful.

	Nine Months Ended					Increase
	March 31, 2018		April 1, 2017		Change	(Decrease)
	(Thousands)%		(Thousands)%		(Thousands)%
Revenues	$422,226	100.0	$451,588	100.0	$(29,362)	(6.5)
Cost of revenues	264,130	62.6	277,680	61.5	(13,550)	(4.9)
Gross profit	158,096	37.4	173,908	38.5	(15,812)	(9.1)
Operating expenses:
Research and development	48,205	11.4	41,344	9.2	6,861	16.6
Selling, general and administrative	47,760	11.3	42,883	9.5	4,877	11.4
Amortization of other intangible assets	460	0.1	635	0.1	(175)	(27.6)
Restructuring, acquisition and related (income) expense, net	3,084	0.7	92	—	2,992	3,252.2
(Gain) loss on sale of property and equipment	172	—	(127)	—	299	n/m	(1)
Total operating expenses	99,681	23.6	84,827	18.8	14,854	17.5
Operating income	58,415	13.8	89,081	19.7	(30,666)	(34.4)
Other income (expense):
Interest income (expense), net	810	0.2	(13,613)	(3.0)	14,423	n/m	(1)
Gain (loss) on foreign currency transactions, net	4,195	1.0	(3,155)	(0.7)	7,350	n/m	(1)
Other income (expense), net	2,416	0.6	583	0.1	1,833	314.4
Total other income (expense)	7,421	1.8	(16,185)	(3.6)	23,606	n/m	(1)
Income before income taxes	65,836	15.6	72,896	16.1	(7,060)	(9.7)
Income tax provision	9,803	2.3	1,064	0.2	8,739	821.3
Net income	$56,033	13.3	$71,832	15.9	$(15,799)	(22.0)
(1)Not meaningful.

Revenues
Revenues for the three months ended March 31, 2018 decreased by $34.9 million, or 22 percent, compared to the three months ended April 1, 2017. Compared to the three months ended April 1, 2017, revenues from sales of our 100 Gb/s + transmission modules decreased by $30.2 million, or 24 percent, primarily due to a decline in our client side transceivers as well as our line side components; and revenues from sales of our 40 Gb/s and lower transmission modules decreased by $4.7 million, or 13 percent, primarily due to certain legacy 40 Gb/s and 10 Gb/s products being gradually replaced by our newer higher speed products.
We expect revenues for the three months ended June 30, 2018 to be reduced as a result of our cessation of shipments to ZTE following the DOC's re-imposition of export sanctions on ZTE.
For the three months ended March 31, 2018, five customers accounted for 10 percent or more of our revenues, representing approximately 18 percent, 15 percent, 13 percent, 10 percent and 10 percent of our revenues, respectively. For the three months ended April 1, 2017, four customers accounted for 10 percent or more of our revenues, representing approximately 18 percent, 17 percent, 12 percent and 12 percent of our revenues, respectively.
Revenues for the nine months ended March 31, 2018 decreased by $29.4 million, or 7 percent, compared to the nine months ended April 1, 2017. Compared to the nine months ended April 1, 2017, revenues from sales of our 100 Gb/s + transmission modules decreased by $10.7 million, or 3 percent, primarily due to a decline in our client side transceivers as well as our line side modules and components; and revenues from sales of our 40 Gb/s and lower transmission modules decreased by $18.6 million, or 16 percent, primarily due to certain products being gradually replaced by our newer higher speed products. This product mix shift reflects our continued focus on the market for higher speed products that are smaller in size and have lower power consumption.
For the nine months ended March 31, 2018, five customers accounted for 10 percent or more of our revenues, representing approximately 16 percent, 13 percent, 12 percent, 12 percent and 11 percent of our revenues, respectively. For the nine months ended April 1, 2017, four customers accounted for 10 percent of more of our revenues, representing 19 percent, 18 percent, 16 percent and 11 percent of our revenues, respectively.

Gross Profit
Gross profit is calculated as revenues less cost of revenues. Gross margin rate is gross profit reflected as a percentage of revenues.
Our gross margin rate was approximately 34 percent for the three months ended March 31, 2018, compared to 41 percent for the three months ended April 1, 2017. This decrease was primarily due to a 6 percentage point impact of our fixed costs on lower revenues and a 2 percentage point impact related to the write-down of inventory that was designated for future products to be sold to ZTE, which we may no longer be able to use or re-allocate to other customers; partially offset by approximately 2 percentage points related to improved product mix of higher margin 100 Gb/s products.
Our gross margin rate decreased to approximately 37 percent for the nine months ended March 31, 2018, compared to 39 percent for the nine months ended April 1, 2017. This decrease was primarily due to a 3 percentage point impact of our fixed costs on lower revenues and a 2 percentage point impact related to the write-down of inventory that was designated for future products to be sold to ZTE, which we may no longer be able to use or re-allocate to other customers; partially offset by approximately 4 percentage points of improved product mix as a result of increased sales of higher margin 100 Gb/s products.
Our cost of revenues consists of the costs associated with manufacturing our products, and includes the purchase of raw materials, labor costs and related overhead, including stock-based compensation charges and the costs charged by our contract manufacturers for the products they manufacture for us. Charges for excess and obsolete inventory are also included in cost of revenues.

Research and Development Expenses
Research and development expenses were $16.4 million for the three months ended March 31, 2018, compared to $14.5 million for the three months ended April 1, 2017. The increase was primarily related to an increase of $1.1 million in non-recurring engineering and material expenses, $0.3 million in increased stock-based compensation charges and $0.3 million in higher depreciation expense associated with current levels of capital expenditures.
Research and development expenses were $48.2 million for the nine months ended March 31, 2018, compared to $41.3 million for the nine months ended April 1, 2017. The increase was primarily related to an increase of $4.3 million in material expenses and an investment of $3.7 million in research and development resources, primarily personnel-related, including $1.0 million in stock-based compensation charges.
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

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $16.0 million for the three months ended March 31, 2018, compared to $14.7 million for the three months ended April 1, 2017. The increase was primarily related to an increase of $1.2 million related to transition costs and incremental depreciation related to our upgrade of our enterprise resource planning ("ERP") system, and an increase of $0.6 million in stock-based compensation charges; partially offset by a decrease of $0.3 million in professional fees.
Selling, general and administrative expenses were $47.8 million for the nine months ended March 31, 2018, compared to $42.9 million for the nine months ended April 1, 2017. The increase was primarily related to an increase of $3.7 million related to transition costs and incremental depreciation related to our upgrade of our ERP system, an increase of $1.4 million in professional fees, and an increase of $1.5 million in stock-based compensation charges. This was partially offset by a decrease of $1.2 million in selling, general and administrative resources, primarily personnel-related.
Selling, general and administrative expenses consist primarily of personnel-related expenses, including stock-based compensation charges related to employees engaged in sales, general and administrative functions, legal and professional fees, facilities expenses, insurance expenses and certain information technology costs.

Amortization of Other Intangible Assets
Amortization of other intangible assets remained flat during the three months ended March 31, 2018 as compared to the three months ended April 1, 2017. Amortization of other intangible assets decreased by $0.2 million during the nine months ended March 31, 2018, as compared to the nine months ended April 1, 2017. We expect the amortization of other intangible assets to be $0.2 million for the remainder of fiscal 2018 and $0.1 million for fiscal 2019, based on the current level of our other intangible assets as of March 31, 2018.

Restructuring, Acquisition and Related (Income) Expense, Net
During the three and nine months ended March 31, 2018, we recorded acquisition-related costs of $3.1 million in restructuring, acquisition and related (income) expense, in connection with professional fees associated with the Merger Agreement. During the three and nine months ended April 1, 2017, we recorded $0.3 million in restructuring, acquisition and related income and $0.1 million in restructuring, acquisition and related charges, respectively, related to the consolidation and closure of a facility for an end-of-life product.

Other Income (Expense)
Other income (expense) was $3.3 million in income for the three months ended March 31, 2018 as compared to $1.1 million in income for the three months ended April 1, 2017. This change in other income (expense) primarily related to a $1.4 million increase in foreign currency transaction gains during the three months ended March 31, 2018, as compared to the three months ended April 1, 2017, related to the revaluation of non-functional currency denominated balances in our U.K. and Japan subsidiaries.
Other income (expense) was $7.4 million in income for the nine months ended March 31, 2018 as compared to $16.2 million in expense for the nine months ended April 1, 2017. This change in other income (expense) primarily related to the conversion of $65.0 million of our 6.00% Notes during the first quarter of fiscal 2017, resulting in an induced conversion expense of $7.4 million and an interest make-whole charge of $5.9 million, which were both recorded in interest (income) expense, net. We also recorded a $7.4 million increase in foreign currency transaction gains during the nine months ended March 31, 2018, as compared to the nine months ended April 1, 2017, related to the revaluation of our U.S. dollar denominated balances in our U.K. and Japan subsidiaries; and a $1.8 million increase in other income (expense), net, which partially related to the recovery of certain accounts receivable balances previously written-off.

Income Tax Provision
The income tax provision of $0.4 million and $9.8 million for the three and nine months ended March 31, 2018, respectively, relates primarily to our foreign operations. The income tax provision of $0.6 million and $1.1 million for the three and nine months ended April 1, 2017, respectively.
The total amount of our unrecognized tax benefits as of March 31, 2018 and July 1, 2017, were approximately $2.9 million and $3.5 million, respectively. As of March 31, 2018, we had $2.3 million of unrecognized tax benefits that, if recognized, would affect our effective tax rate. While it is often difficult to predict the final outcome of any particular uncertain tax position, we believe that unrecognized tax benefits could decrease by approximately $0.6 million in the next twelve months.

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

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operating Activities
Net cash provided by operating activities for the nine months ended March 31, 2018 was $95.2 million, primarily resulting from net income adjusted for non-cash items of $97.6 million, partially offset by a $2.4 million decrease in cash due to changes in operating assets and liabilities. The adjustment to net income for non-cash items consisted of $21.7 million in depreciation and amortization, $11.1 million of expense related to stock-based compensation, a $6.9 million adjustment to the deferred tax asset as a result of our utilization of net operating losses in Japan, and a $3.1 million write-down of inventories designated to be sold to ZTE partially, partially offset by $0.8 million in accretion on our marketable securities and $0.6 million from the amortization of a deferred gain from a sales-leaseback transaction in Caswell, U.K. The $2.4 million decrease in cash due to changes in operating assets and liabilities was comprised of a $13.1 million decrease in accounts payable largely attributable to the timing of purchases and payments to vendors, a $4.2 million increase in inventories resulting from the receipt of inventory intended for sale in future quarters, a $0.6 million decrease in accrued expenses and other liabilities, and a $0.2 million increase in other non-current assets, partially offset by a $12.9 million decrease in accounts receivable attributable to timing of collections, and a $2.8 million decrease in prepaid expenses and other current assets primarily due to a decrease in our non-trade receivables related to our business going through our contract manufacturers commensurate with our lower revenues in the second and third quarters of fiscal 2018.
Net cash provided by operating activities for the nine months ended April 1, 2017 was $71.7 million, primarily resulting from net income adjusted for non-cash items of $103.0 million, partially offset by $31.3 million decrease in cash due to changes in operating assets and liabilities. The adjustment to net income for non-cash items consisted of $15.4 million in depreciation and amortization, an $8.5 million charge related to the issuance of common stock to settle a portion of the interest make-whole and induced conversion liabilities in connection with the 6.00% Notes, $7.9 million of expense related to stock-based compensation and $0.1 million from the amortization of the debt discount and issuance costs in connection with the convertible notes, partially offset by $0.6 million from the amortization of a deferred gain from a sales-leaseback transaction in Caswell, U.K. The $39.5 million decrease in cash due to changes in operating assets and liabilities was comprised of a $32.4 million increase in accounts receivable attributable to an increase in revenues and timing of collections, a $16.6 million increase in prepaid expenses and other current assets primarily due to an increase in our non-trade receivables related to the increased volume of business going through our contract manufacturers, a $16.1 million increase in inventories resulting from the receipt of inventory intended for sale in future quarters, partially offset by a $22.3 million increase in accounts payable largely attributable to the timing of purchases and payments to vendors and $11.7 million increase in accrued expenses and other liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities for the nine months ended March 31, 2018 was $132.6 million, primarily consisting of $197.3 million of purchases of available-for-sale short-term investments and $47.3 million used in capital expenditures, partially offset by $111.3 million of maturities of available-for-sale short-term investments and $0.7 million transfer from restricted cash related to the release of collateral used to secure credit card accounts and deposits for value-added taxes in foreign jurisdictions.
Net cash used in investing activities for the nine months ended April 1, 2017 was $90.0 million, consisting of $50.0 million of capital expenditures and $40.0 million of purchases of available-for-sale short-term investments.
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended March 31, 2018 was $1.4 million, primarily consisting of $3.0 million related to shares repurchased for tax withholdings on vesting of restricted stock units and $0.9 million in payments on capital lease obligations, partially offset by $2.6 million in proceeds from the exercise of stock options.
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

Future Cash Requirements
As of March 31, 2018, we held $304.4 million in cash, cash equivalents and short-term investments, comprised of $180.0 million in cash and cash equivalents, and $124.4 million of short-term investments; and we had working capital of $441.1 million.
Based on our current cash and cash equivalent balances, we believe that we have sufficient funds to support our operations through the next 12 months, including approximately $12.0 million to $18.0 million of capital expenditures that we expect to incur through the remainder of the current fiscal year.
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
As of March 31, 2018, $79.6 million of the $180.0 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay additional taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for specific entities in China and Germany where we decided to exit certain businesses.
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
At March 31, 2018, we had $3.5 million due under our capital leases. An increase in our average interest rate by 1.0 percent would increase our annual interest expense in connection with our capital leases by less than $0.1 million.
We monitor our interest rate risk on our cash equivalents and short-term investment balances. At March 31, 2018, a 100 basis point increase in interest rates would reduce the market value of our cash equivalents and short-term investments by $0.3 million, while a 100 basis point decrease in interest rates would increase the market value of our cash equivalents and short-term investments by $0.3 million.
FOREIGN CURRENCY
As our business is multinational in scope, we are subject to fluctuations based upon changes in the exchange rates between the currencies in which we collect revenues and pay expenses. We expect that a majority of our revenues will be denominated in U.S. dollars, while a majority of our expenses will be denominated in the U.S. dollar, and to a lesser extent, the U.K. pound sterling and the Japanese yen. Fluctuations in the exchange rate between the U.S. dollar, the U.K. pound sterling, the Japanese yen, the Chinese yuan, the Euro and other currencies utilized by us to pay expenses, could affect our operating results. To the extent the exchange rate between the U.S. dollar and these currencies were to fluctuate more significantly than experienced to date, our exposure would increase.
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
As of March 31, 2018, certain of our foreign subsidiaries had $14.0 million in non-U.S. dollar denominated accounts payable, net of accounts receivable, related to sales to external customers and purchases from suppliers, and $32.0 million in non-U.S. dollar denominated cash accounts. It is estimated that a 10 percent fluctuation in the U.S. dollar relative to these other foreign currencies would lead to a profit of $1.8 million (U.S. dollar weakening), or loss of $1.8 million (U.S. dollar strengthening) on the translation of these balances, which would be recorded as gain (loss) on foreign currency transactions, net, in our condensed consolidated statement of operations.
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
During the three and nine months ended March 31, 2018, we entered into foreign currency forward exchange contracts, which expired in the same fiscal quarter in which they were established. In connection with these hedges, during the three and nine months ended March 31, 2018, we recorded a $0.1 million loss and a $0.1 million gain, respectively, in gain (loss) on foreign currency transactions, net within our condensed consolidated statement of operations. As of March 31, 2018, we did not have any outstanding foreign currency forward contracts.

BANK LIQUIDITY RISK
As of March 31, 2018, we had approximately $91.4 million of unrestricted cash (excluding money market funds) in operating accounts that are held with domestic and international financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the national government of the country in which such financial institution is located. Notwithstanding, to date, we have not incurred any losses and have had full access to our operating accounts. See Note 3, Balance Sheet Details. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.
As of March 31, 2018, $79.6 million of the $180.0 million of our cash and cash equivalents was held by our foreign subsidiaries. If these funds are needed for our operations in the United States, we could be required to accrue and pay additional taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S., except for specific entities in China and Germany where we decided to exit certain businesses.

ITEM 4. CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
There was no change in our internal control over financial reporting during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Oyster Optics Litigation
On November 23, 2016, Oyster Optics LLC (“Oyster”) filed a civil suit against Cisco Systems, Inc. (“Cisco”) and British Telecommunications PLC (“BT”), in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01301. In the complaint, Oyster alleges that Cisco and BT infringed seven patents owned by Oyster, which patents allegedly relate to certain Cisco optical platform products, some of which may incorporate Oclaro components. Oyster subsequently dismissed its claim against BT without prejudice. In January 2017, Cisco requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Cisco. In April 2017, Oyster served infringement contentions on Cisco. Those infringement contentions identified certain Cisco products that do implicate Oclaro components that were the subject of those commercial agreements. Accordingly, in May 2017, Oclaro and Cisco preliminarily agreed to an allocation of the responsibilities for the costs of defense associated with Oyster’s claims. However, due to the uncertainty regarding the infringement allegations that Oyster may present at trial and the resultant uncertainty regarding the number of Oclaro components that may be implicated by such infringement allegations, Oclaro and Cisco agreed to defer until the conclusion of the litigation the final determination of whether and to what extent Oclaro will indemnify Cisco for any amounts Cisco may be required to pay Oyster and Cisco’s related defense costs. On May 18, 2017, Oyster’s case against Cisco was consolidated with cases that Oyster brought against other parties. On June 1, 2017, Cisco filed a motion to transfer Oyster’s case against it to the Northern District of California, which was denied on December 8, 2017. A claim construction hearing was held on November 20, 2017, and the court issued its Claim Construction Order on December 5, 2017. Fact discovery in the consolidated cases was scheduled to close on December 22, 2017. Allegedly based on that discovery, Oyster sought to amend its infringement contentions to accuse additional Cisco products. No such amendments have been agreed to by Cisco or ordered by the Court. In its expert report regarding infringement, Oyster alleges Cisco infringes only two of the seven previously asserted patents. Oyster also included, to some extent, some of its proposed amended contentions in its expert reports. At the close of fact discovery, Oyster moved to compel Cisco to produce financial information relating to these additional Cisco products. Cisco filed a Motion to Strike Expert Opinions of Oyster’s infringement expert regarding products not identified or charted in infringement contentions in which Cisco sought to strike the infringement opinions pertaining to the disputed products. On March 12, 2018, the Court denied Oyster’s motion to compel and Oyster did not oppose Cisco’s motion to strike. Expert discovery has completed and Oyster subsequently dropped its assertion of one of the two remaining patents. The parties have filed dispositive motions and motions challenging the other party's expert qualifications which currently remain undecided. Trial proceedings are set to begin June 4, 2018 in the consolidated cases. Cisco and Oclaro filed Petitions for inter partes review of the patents that Oyster is asserting against Cisco with the U.S. Patent Office on June 20, July 27, and September 27, 2017. Oyster has filed its Preliminary Patent Owner's Response to each of the petitions. On January 23, 2018 and January 26, 2018, the Patent Office issued its Institution Decisions for two of the patents, instituting inter partes review on some of the challenged claims for each and denying institution for others. On May 3 and 4, 2018, the Patent Office modified those Institution Decisions to institute on all of the challenged claims and all of the grounds presented in the Petitions. On February 21, 2018, the Patent Office denied institution of inter partes review for one patent on all challenged grounds. On February 27 and March 5, 2018, the Patent Office issued its Institution Decisions for petitions on two of the patents, instituting inter partes review on some of the challenged claims for each, and denying institution for others. On May 7, 2018, the Patent Office modified its Institution Decision for a petition challenging claims in one of those two patents to institute on all of the challenged claims and all of the grounds presented in the Petition; the Patent Office also supplemented another of its Institution Decisions for a petition challenging claims in the other of those two patents to institute on all grounds raised in the petition. On March 28, the Patent Office issued its Institution Decisions for petitions on the remaining patent, instituting inter partes review on some grounds for all challenged claims, and on April 27, 2018, instituting on a challenged claim for the remaining ground.
On November 24, 2016, Oyster also filed a civil suit against Coriant America Inc. (“Coriant”) in the U.S. District Court for the

Eastern District of Texas, Marshall Division, Case No. 2:16-cv-01302. In the complaint against Coriant, Oyster alleges that Coriant has infringed the same seven patents that were asserted against Cisco. On May 18, 2017, Oyster’s case against Coriant was consolidated with cases that Oyster brought against other parties, including Cisco. As a result, the November 20, 2017 consolidated claim construction hearing and order, December 22, 2017 close of fact discovery, February 26, 2018 deadline for dispositive motions, and the June 4, 2018 date for the commencement of trial described above also apply to the litigation against Coriant. On December 21, 2017, Coriant requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Coriant. Oclaro has refused this request for reasons including that Oyster’s claims against Coriant do not clearly implicate Oclaro products and that Coriant’s request was not timely made. Coriant has stated their disagreement with this position. As a result, Oclaro remains in discussions with Coriant regarding Coriant’s request for defense and indemnification. Oyster and Coriant informed the Court on April 12, 2018, that “all matters in controversy between the parties have been settled, in principle.”
Oyster also filed a civil suit on November 24, 2016 against Ciena Corporation (“Ciena”) in the U.S. District Court for the Eastern District of Texas, Marshall Division, Case No. 2:16-CV-01300. In the complaint against Ciena, Oyster alleges that Ciena has infringed the same seven patents that were asserted against Cisco. On June 15, 2017, Ciena filed a motion to transfer Oyster’s case against it to the Northern District of California. On September 22, 2017, the Court granted Ciena’s motion. On January 4, 2018, Ciena filed a motion to stay pending inter partes review of the Oyster patents. The Court granted Ciena’s motion to stay on January 29, 2018. The case is currently stayed and the parties have been ordered to file a joint status report on June 1, 2018 reporting on the status of the inter partes review proceedings. On October 16, 2017, Ciena requested that Oclaro indemnify and defend it in this litigation, pursuant to our commercial agreements with Ciena. Oclaro refused this request for reasons including that Oyster's claims against Ciena do not clearly implicate Oclaro products and that Ciena's request was not timely made. Ciena has stated its disagreement with this position. As a result, discussions with Ciena regarding Ciena’s request for defense and indemnification have not completed.

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
Risks Related to the Lumentum Acquisition
The Merger is subject to a number of conditions, some of which are outside of the parties’ control, and, if these conditions are not satisfied, the Merger Agreement may be terminated and the Merger may not be completed.
The Merger Agreement contains a number of conditions that must be fulfilled to complete the Merger. These conditions include, among other customary conditions, the required approval of Oclaro’s stockholders to complete the Merger (“Stockholder Approval”), absence of laws, orders, judgments and injunctions that enjoin or otherwise prohibit consummation of the Merger in any jurisdiction that is material to the business or operations of Oclaro or Lumentum, receipt of certain antitrust approvals in the United States and the People’s Republic of China, approval by NASDAQ for listing of the shares of Lumentum common stock to be issued in the Merger, accuracy of representations and warranties of the parties subject to the applicable standard provided by the Merger Agreement, no event occurring that had or would reasonably be expected to have a “Material Adverse Effect” (as defined in the Merger Agreement) on Lumentum or Oclaro, compliance by the parties with their obligations in the Merger Agreement in all material respects and the effectiveness of the registration statement relating to the shares of Lumentum common stock to be issued in connection with the Merger.
The required satisfaction of the foregoing conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Any delay in completing the Merger could cause Lumentum not to realize some or all of the benefits that the parties expect Lumentum to achieve following the Merger. Further, there can be no assurance that the conditions to Closing will be satisfied or waived or that the Merger will be completed.
In addition, if the Merger is not completed by December 11, 2018, which deadline will be automatically extended to March 11, 2019 if the closing is delayed due to certain conditions to closing relating to antitrust laws not being satisfied, either Lumentum or Oclaro may choose to terminate the Merger Agreement. Lumentum or Oclaro may also elect to terminate the Merger Agreement in certain other circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the Closing, before or after Oclaro Stockholder Approval, as applicable.

The business relationships of Oclaro and its subsidiaries may be subject to disruption due to uncertainty associated with the Merger, which could have an adverse effect on the results of operations, cash flows and financial position of Oclaro and, following the completion of the Merger, the combined company.
Parties with which Oclaro and its subsidiaries do business may be uncertain as to the effects on them of the Merger and related transactions, including with respect to current or future business relationships with Oclaro, its subsidiaries or the combined company. These relationships may be subject to disruption as customers, suppliers and other persons with whom Oclaro has a business relationship may delay or defer certain business decisions or might decide to terminate, change or renegotiate their relationships with Oclaro, or consider entering into business relationships with parties other than Oclaro, its subsidiaries or the combined company. These disruptions could have an adverse effect on the results of operations, cash flows and financial position of Oclaro. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.
Failure to complete the Merger could negatively affect the share prices and the future business and financial results of Oclaro.
If the Merger is not completed, the ongoing businesses of Oclaro may be adversely affected. Additionally, if the Merger is not completed and the Merger Agreement is terminated, in certain circumstances Oclaro may be required to pay Lumentum a termination fee of $63.0 million. In addition, Oclaro has incurred and will continue to incur significant transaction expenses in connection with the Merger regardless of whether the Merger is completed. Furthermore, Oclaro may experience negative reactions from the financial markets, including negative impacts on its stock price, or negative reactions from its customers, suppliers, other business partners and employees, should the Merger not be completed.
The foregoing risks, or other risks arising in connection with the failure to consummate the Merger, including the diversion of management attention from conducting the business of Oclaro and its subsidiaries and pursuing other opportunities during the pendency of the Merger, may have a material adverse effect on the businesses, operations, financial results and stock price of Oclaro. Oclaro could also be subject to litigation related to any failure to consummate the Merger or any related action that could be brought to enforce a party’s obligations under the Merger Agreement.
Uncertainties associated with the Merger may cause a loss of management personnel and other key employees of Oclaro, which could adversely affect the future business and operations of Oclaro.
In some of the fields in which Oclaro operates, there are only a limited number of people in the job market who possess the requisite skills, and it may be increasingly difficult for Oclaro to hire personnel during the pendency of the Merger. Current and prospective employees of Oclaro may experience uncertainty about their roles with the combined company following the Merger, which may materially adversely affect the ability of Oclaro to attract and retain key personnel during the pendency of the Merger. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Merger. The loss of services of certain senior management or key employees of Oclaro or the inability to hire new personnel with the requisite skills could restrict the ability of Oclaro to develop new products or enhance existing products in a timely manner, to sell products to customers or to effectively manage the business of Oclaro. Also, the business, financial condition and results of operations of Oclaro could be materially adversely affected by the loss of any of its key employees, by the failure of any key employee to perform in his or her current position, or by Oclaro’s inability to attract and retain skilled employees.
The Merger Agreement contains provisions that limit Oclaro’s ability to pursue alternatives to the Merger which could discourage a potential competing acquiror of Oclaro from making an alternative transaction proposal and, in specified circumstances, could require Oclaro to pay a termination fee to Lumentum.
The Merger Agreement provides that Oclaro shall not, and requires Oclaro to refrain from authorizing or knowingly permitting its representatives to, solicit, participate in negotiations with respect to or approve or recommend any third-party proposal for an alternative transaction, subject to exceptions set forth in the Merger Agreement relating to the receipt of certain unsolicited offers. If the Merger Agreement is terminated by either party after Oclaro’s Board of Directors has changed its recommendation regarding the Merger or due to Oclaro’s willful and material breach of its non-solicitation obligations, then Oclaro may be required to pay a termination fee of $63.0 million to Lumentum.
These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring all or a significant portion of Oclaro or pursuing an alternative transaction from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per share cash or market value than the consideration in the Merger, or might result in a potential third-party acquiror or merger partner proposing to pay a lower price to Oclaro’s stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.
Additionally, if the Merger Agreement is terminated and Oclaro determines to seek another business combination, Oclaro may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.

The Merger is subject to the expiration of applicable waiting periods under, and the receipt of approvals, consents or clearances from, antitrust regulatory authorities in the United States and the People’s Republic of China that may impose conditions that could have an adverse effect on Lumentum or Oclaro or, if not obtained, could prevent completion of the Merger.
Before the Merger may be completed, any waiting period (or extension thereof) applicable to the Merger must have expired or been terminated, and any approvals, consents or clearances required in connection with the Merger must have been obtained, in each case, under the HSR Act and under the antitrust and competition laws of the People’s Republic of China. In deciding whether to grant the required regulatory approval, consent or clearance, the relevant governmental entities will consider the effect of the Merger on competition within their relevant jurisdiction, and other considerations they may deem appropriate. On April 4, 2018, the U.S. Federal Trade Commission granted early termination of the waiting period under the HSR Act, which satisfies the closing conditions related to receipt of antitrust approval in the United States under the Merger Agreement.
Under the Merger Agreement, Lumentum and Oclaro have agreed to use their reasonable best efforts to obtain any waivers, consents, or approvals required to effect the Merger (subject to certain limitations) and therefore may be required to comply with certain conditions or limitations imposed by governmental antitrust authorities. However, there can be no assurance that antitrust regulators will not impose unanticipated conditions, terms, obligations or restrictions. In addition, Oclaro cannot provide assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the Merger.
Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, in consideration of the agreements made by the parties in the Merger Agreement, Oclaro is prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to Oclaro and its stockholders.
Until the earlier of the Effective Time and the termination of the Merger Agreement, the Merger Agreement restricts Oclaro from taking specified actions without the consent of Lumentum, and requires Oclaro to generally operate in the ordinary course of business consistent with past practices. These restrictions may prevent Oclaro from making appropriate changes to its businesses, retaining its workforce, paying dividends or pursuing attractive business opportunities that may arise prior to the completion of the Merger.
Litigation against Oclaro, or the members of Oclaro’s Board of Directors, could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.
While Oclaro believes that any claims that may be asserted by purported stockholder plaintiffs related to the Merger would be without merit, the results of any such potential legal proceedings are difficult to predict and could delay or prevent the Merger from becoming effective in a timely manner. The existence of litigation related to the Merger could affect the likelihood of obtaining the required approval from Oclaro’s stockholders. Moreover, any litigation could be time consuming and expensive, could divert Oclaro’s management’s attention away from its regular business and, if any lawsuit is adversely resolved against Oclaro or members of the Oclaro’s Board of Directors (each of whom Oclaro is required to indemnify pursuant to indemnification agreements), could have a material adverse effect on Oclaro’s financial condition.
One of the conditions to closing of the Merger is the absence of any order or law by a court or other governmental entity in any jurisdiction that is material to the business or operations of Oclaro or Lumentum that prohibits, enjoins or makes illegal the closing of the Merger. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed and a claimant secures injunctive or other relief prohibiting, delaying or otherwise adversely affecting Lumentum’s and/or Oclaro’s ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective in a timely manner or at all.

Risks Related to Our Business
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

During the nine months ended March 31, 2018 and for fiscal years ended July 1, 2017 and July 2, 2016, our three largest customers accounted for 40 percent, 50 percent and 44 percent of our revenues, respectively. Because we rely on a limited number of customers for a significant percentage of our revenues, a decrease in demand for our products from any of our major customers for any reason (including due to datacenter and telecom market conditions, customer inventory buildup, catastrophic events, changes in network architecture, government action or otherwise) could have a material adverse impact on our financial condition and results of operations. For example, as discussed below, on April 16, 2018, the U.S. Department of Commerce ("DOC") changed and reactivated its previous denial order, re-imposing export sanctions on ZTE, one of our significant customers, until March 13, 2025.
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
Many of our present and future business activities are subject to licensing by the United States government under the Export Administration Act, the Export Administration Regulations ("EAR") and other laws, regulations and requirements governing international trade and technology transfer. For example, on April 16, 2018, the U.S. Department of Commerce ("DOC") changed and reactivated its previously suspended denial order and suspended the export privileges of Zhongxing Telecommunications Equipment Corporation ("ZTE Corporation") and its subsidiary, ZTE Kangxun Telecommunications Ltd. ("ZTE Kangxun") (collectively, "ZTE") after determining that ZTE made false statements to the DOC related to senior employee disciplinary actions ("Denial Order"). ZTE is one of our significant customers. Under the Denial Order, ZTE is prohibited from participating in any way in any transaction subject to the EAR, until March 13, 2025. The Denial Order also restricts U.S. companies from exporting or re-exporting to or on behalf of ZTE any item subject to the EAR or engaging in any transaction to service any item subject to the EAR that has been or will be exported from the U.S. and which is owned, possessed or controlled by ZTE. Following the re-imposition of export sanctions on ZTE, we have ceased shipment of products to ZTE.

As previously reported, on March 6, 2016, the DOC had amended the EAR and imposed additional licensing restrictions on exports of certain products to ZTE. In response to the DOC's action, we temporarily ceased shipment of products to ZTE at that time. The DOC created a temporary general license on March 24, 2016 applicable to exports to ZTE, after which time we resumed shipments of products to ZTE. The DOC subsequently granted several extensions, before issuing a final rule on March 29, 2017 in connection with the settlement by ZTE and the U.S. government of certain administrative and criminal charges, eliminating the additional licensing restrictions imposed on ZTE. In connection with the settlement, the DOC also issued an order denying the export privileges of ZTE, but suspended the order during a probationary period of seven years.

In the future, in addition to denying the export privileges of ZTE, the DOC may impose denial orders, sanctions or licensing restrictions on other Chinese customers with whom we conduct business if they violate the EAR or other export laws. The Denial Order and any future action by the U.S. government that precludes us from shipping products to ZTE or to other customers in China may have a material adverse impact on our revenues and results of operations.
We also presently manufacture products in other countries that either do or may require licenses from time to time. The operation of our business may require the continuity of these licenses and may require further licenses and approvals for future products in these and other countries. However, there is no certainty to the continuity of these licenses, nor that further desired licenses and approvals may be obtained. The failure to obtain or retain such licenses may materially harm our revenues and results of operations.
We may not be able to ramp the production of our new products to customer required volumes, which could result in delayed or lost revenue.
Many of our new product samples for metro, data center and long haul communication applications have been well received by our existing and prospective customers. These newer generation products typically will have greater functionality and a smaller footprint, resulting in more complexity in the manufacturing process. This increased complexity may result in lower manufacturing yields or more difficulty manufacturing them in volume. If we experience large demand for these products and are unable to manufacture them in sufficient volume, we would fall short of our planned output and revenue targets as we move from low volume sampling to manufacturing for commercial production. In addition, a production ramp for certain products can include a manufacturing transition between two or more locations which carries an inherent risk of delay. Our failure to satisfy our customers' demand could result in lost sales or our customers postponing or canceling orders or seeking alternative suppliers for these products, which would materially harm our revenues and adversely affect our results of operations.
Customer requirements for new products are increasingly challenging, which could lead to significant executional risk in designing and manufacturing such products.
Across the entire network, our customers are demanding increased performance from our products, at lower prices and in smaller and lower power designs. These requirements stretch the capabilities of our optical chips, packages and electronics to the limit of technical feasibility. In addition, these demands are often customer specific, leading to numerous product variations and increased costs. If one of these customers fails to qualify our products or there is a delay in qualification, we may incur additional expenses and our revenues may be harmed. In addition, if one of these customers fails to purchase the products we anticipate, we may not be able to sell this customized inventory to other customers, resulting in inventory obsolescence. We enter our new product introduction process with clear performance and cost goals. Because of the complexity of design requirements, executing on these goals is becoming increasingly difficult and less predictable. In addition, some of our suppliers of in feed components are increasingly designing their products at the same time we are designing our own products. Any delays these suppliers may experience in designing and producing these components could also cause delays in the introduction of our new products utilizing these components. These difficulties could result in product sampling delays and/or missing targets on key specifications and customer requirements, leading to design losses and reduced sales opportunities. Our failure to meet our customers' technical and performance requirements for these products could result in our customers seeking alternative suppliers for these products, or increased costs to us, either of which would adversely affect our results of operations.
Rising threats of international tariffs, including tariffs applied to goods traded between the United States and China, could materially and adversely affect our business and results of operations.

Since the beginning of 2018, there has been increasing rhetoric, in some cases coupled with legislative or executive action, from several U.S. and foreign leaders regarding the possibility of instituting tariffs against foreign imports of certain materials.  More specifically, in March and April of 2018, the U.S. and China have applied tariffs to certain of each other’s exports. The institution of trade tariffs both globally and between the U.S. and China specifically carries the risk of negatively impacting China’s overall economic condition, which could have negative repercussions on the Company. Furthermore, imposition of tariffs could cause a decrease in the sales of our products to customers located in China or other customers selling to Chinese end users, which would directly impact our business.

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
We recently completed an upgrade to our enterprise resource planning (“ERP”) system, and other management information systems, which are critical to the operational, accounting and financial functions of our company. We have invested $14.4 million towards our ERP system, and significant management attention and resources will continue to be used to facilitate training and full implementation of this system. We have experienced, and may continue to experience, operating or reporting disruptions during the course of utilizing and fine-tuning our ERP system, including limitations on our ability to deliver and bill for customer shipments, project our inventory requirements, manage our supply chain, maintain current and complete books and records, maintain an effective internal control environment and meet external reporting deadlines.  We may also decide to modify or enhance our internal control processes as a result of gaining further experience operating our ERP system. These changes or other difficulties could materially and adversely impact our ability to manage our business as well as the accuracy and timely reporting of our operating results.
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
Our revenues, growth rates and operating results are likely to fluctuate significantly in the future as a result of factors that are outside our control. We may not achieve similar revenues, growth rates or operating results in future periods. Our revenues, growth rates and operating results for any prior quarterly or annual period should not be relied upon as any indication of our future revenues, growth rates or operating results. The timing of order placement, size of orders and satisfaction of contractual customer acceptance criteria, changes in the pricing of our products due to competitive pressures as well as order or shipment delays or deferrals, with respect to our products, may cause material fluctuations in revenues. Slower growth rates in China and for some of our client side transceivers may also cause our results to fluctuate. For example, we expect revenues for the three months ended June 30, 2018 to be reduced as a result of our cessation of shipments to ZTE following the DOC's re-imposition of export sanctions on ZTE.
Our lengthy sales cycle, which may extend to more than one year, may cause our revenues and operating results to vary from period to period and it may be difficult to predict the timing and amount of any variation. Delays or deferrals in purchasing decisions by our customers may increase as we develop new or enhanced products for new markets, including data communications, industrial, research, consumer and biotechnology markets. Purchase decisions by our customers are also impacted by the capital expenditure plans of the global telecom carriers and hyper scale data centers, which tend to be the primary customers of our customers. Our current and anticipated future dependence on a small number of customers increases the revenue impact of each such customer’s decision to delay or defer purchases from us, or decision not to purchase products from us. Our expense levels in the future will be based, in large part, on our expectations regarding future revenue sources and, as a result, operating results for any quarterly period in which anticipated material orders fail to occur, or are delayed or deferred, could be significantly harmed. Because our business is capital intensive, we may not be able to decrease our expenses in the short term to adjust to significant fluctuations in our revenues, which can have a significant adverse impact on our operating results.
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
We continue to assess the impact of the recently enacted H.R.1, commonly referred to as the Tax Cuts and Jobs Act, and the Finance (No. 2) Act 2017 in the United Kingdom (together, the “New Tax Laws”) as well as any future regulations implementing the New Tax Laws and any interpretations of the New Tax Laws. The effect of those regulations and interpretations, as well as any additional tax reform legislation in the United States, United Kingdom or elsewhere, could have a material adverse effect on our business, financial condition and results of operations by, among other things, decreasing the value of our deferred tax asset and/or requiring us to recognize a deferred tax liability for non-U.S. earnings. See Note 1 to the condensed consolidated financial statements, Basis of Presentation, U.S. Tax Reform, in this Quarterly Report on Form 10-Q. If, in the future, we are required to reduce the value of our deferred tax asset or record a deferred tax liability, we may be required to record a corresponding charge to current earnings, which could have a material adverse effect on our financial condition and results of operations in the period in which it is recorded.
Our business and results of operations may be negatively impacted by financial market conditions and general economic conditions in the industries in which we operate, and such conditions may increase the other risks that affect our business.
During the 2008 financial crisis and its aftermath, the world’s financial markets experienced significant turmoil, resulting in reductions in available credit, increased costs of credit, extreme volatility in security prices, potential changes to existing credit terms, and rating downgrades of investments. In the past, due to these conditions, many of our customers reduced their spending plans, leading them to draw down their existing inventory and reduce orders for our products. It is possible that changes in current economic conditions could result in similar setbacks in the future, and that some of our customers could as a result reduce production levels of existing products, defer introduction of new products or place orders and accept delivery for products for which they do not pay us due to their economic difficulties or other reasons. In the past, financial market volatility has materially and adversely affected the market conditions in the industries in which we operate, and has had a material adverse impact on our revenues. Our suppliers may also be adversely affected by economic conditions that may impact their ability to provide important components used in our manufacturing processes on a timely basis, or at all. To a large degree, orders from many of our customers are dependent on demand from telecom carriers and hyper scale data centers around the world. Telecom carrier capital expenditure plans and execution can also be adversely impacted, both in terms of total spend and in determination of areas of investment within network infrastructures, by global and regional macroeconomic conditions. We are unable to predict the likely occurrence, severity or duration of any potential future disruption in financial markets or adverse economic conditions in the U.S. and other countries, but the longer the duration the greater the risks we face in operating our business.
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
For the nine months ended March 31, 2018 and for the fiscal years ended July 1, 2017 and July 2, 2016, 16 percent, 14 percent and 15 percent of our revenues, respectively, were derived from sales to customers located in the United States and 84 percent, 86 percent and 85 percent of our revenues, respectively, were derived from sales to customers located outside the United States. We are subject to additional risks related to operating in foreign countries, including:

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
We have historically incurred losses and negative cash flows from operations since our inception. As of March 31, 2018, we had an accumulated deficit of $1,162.0 million. Although we achieved income from continuing operations during the nine months ended March 31, 2018 and for the years ended July 1, 2017 and July 2, 2016, we incurred losses from continuing operations for the year ended June 27, 2015 of $48.2 million.
As of March 31, 2018, we held $304.4 million in cash, cash equivalents and short-term investments, comprised of $180.0 million in cash and cash equivalents, and $124.4 million in short-term investments; and we had working capital, including cash, of $441.1 million. At March 31, 2018, we had debt of $3.5 million, consisting of capital leases.
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
As of March 31, 2018, we had $138.0 million of property and equipment, net on our consolidated balance sheet. If we make changes in our business strategy or if market or other conditions adversely affect our business operations, we may be forced to record an impairment charge related to these assets, which would adversely impact our results of operations. If impairment has occurred, we will be required to record an impairment charge for the difference between the carrying value of the assets and the implied fair value of the assets in the period in which such determination is made. The testing for impairment requires us to make significant estimates about the future performance and cash flows of our business, as well as other assumptions. These estimates can be affected by numerous factors, including changes in economic, industry, or market conditions, changes in underlying business operations, future reporting unit operating performance, changes in competition, or changes in technologies. Any changes in key assumptions, or actual performance compared with those assumptions, about our business and its future prospects or other assumptions could affect the fair value of one or more reporting units, and result in an impairment charge.
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
2.1
Agreement and Plan of Merger, dated as of March 11, 2018, by and among Lumentum Holdings Inc., Prota Merger Sub, Inc., Prota Merger, LLC and Oclaro, Inc. (previously filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on March 12, 2018 and incorporated herein by reference.)

10.1 (1) (2)	Offer Letter of Walter Jankovic, President, Optical Connectivity, dated February 8, 2018
31.1 (1)	Certification of Chief Executive Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2 (1)	Certification of Chief Financial Officer Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1 (1)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.
32.2 (1)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Filed herewith.

(2)	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCLARO, INC. (Registrant)

May 8, 2018	By:	/s/ GREG DOUGHERTY
Greg Dougherty Chief Executive Officer (Principal Executive Officer)

May 8, 2018	By:	/s/ PETE MANGAN
Pete Mangan Chief Financial Officer (Principal Financial Officer)